Form 10-Q
period 2004-09-30
Digital Realty Trust, Inc.
filed 2004-12-13
CIK 1297996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From              to             .

Commission file number 001-32336

DIGITAL REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-0081711
(State or other jurisdiction of Incorporation or organization)	(IRS employer identification number)

2730 Sand Hill Road, Suite 280 Menlo Park, CA	94025
(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code (650) 233-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 1, 2004
Common Stock, $.01 par value per share	21,421,300

DIGITAL REALTY TRUST, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

		PAGE NO.
PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements.	1

	Combined Balance Sheets for Digital Realty Trust, Inc. and Digital Realty Trust, Inc. Predecessor as of September 30, 2004 (Unaudited) and as of December 31, 2003	1

	Combined Statements of Income (Unaudited) for Digital Realty Trust, Inc. and Digital Realty Trust, Inc. Predecessor for the three months ended September 30, 2004 and 2003	2

	Combined Statements of Income (Unaudited) for Digital Realty Trust, Inc. and Digital Realty Trust, Inc. Predecessor for the nine months ended September 30, 2004 and 2003	3

	Combined Statements of Comprehensive Income (Unaudited) for Digital Realty Trust, Inc. and Digital Realty Trust, Inc. Predecessor for the nine months ended September 30, 2004 and 2003	4

	Combined Statements of Cash Flows (Unaudited) for the Digital Realty Trust, Inc. and Digital Realty, Inc. Predecessor for the nine months ended September 30, 2004 and 2003	5

	Notes to Combined Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk.	18

ITEM 4.	Controls and Procedures.	19

PART II. OTHER INFORMATION		19

ITEM 1.	Legal Proceedings.	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20

ITEM 3.	Defaults Upon Senior Securities.	21

ITEM 4.	Submission of Matters to a Vote of Security Holders.	21

ITEM 5.	Other Information.	21

ITEM 6.	Exhibits.	21

SIGNATURES		23

CERTIFICATIONS

(i)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, INC. PREDECESSOR

COMBINED BALANCE SHEETS

(In thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Investments in real estate:
Land	$103,981	$50,715
Acquired ground lease	1,477	1,477
Buildings and improvements	509,971	323,981
Tenant improvements	59,775	28,590

	675,204	404,763
Accumulated depreciation and amortization	(24,997)	(13,026)

	650,207	391,737
Cash and cash equivalents	2,629	5,174
Restricted cash	10,212	651
Accounts and other receivables	4,203	1,139
Deferred rent	9,616	5,178
Acquired above market leases, net	24,932	11,432
Acquired in place lease value and deferred leasing costs, net	111,422	59,477
Deferred financing costs, net	3,927	3,396
Prepaid offering costs	4,052	—
Other assets	989	1,514

	$822,189	$479,698

Liabilities and Owner’s Equity
Notes payable under line of credit	$6,117	$44,436
Notes payable under bridge loan	243,686	—
Mortgage loans	246,204	213,429
Other secured loans	51,292	40,000
Unsecured note payable to affiliate	4,052	—
Accounts payable and accrued expenses	9,721	7,117
Acquired below market leases, net	28,139	19,258
Security deposits and prepaid rents	3,692	3,267
Asset management fees payable to related party	796	796

	593,699	328,303
Minority interests	3,127	3,444
Owner’s equity	225,363	147,951

	$822,189	$479,698

See accompanying notes to combined financial statements

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, INC. PREDECESSOR

COMBINED STATEMENTS OF INCOME

(In thousands)

	Three months ended September 30,
	2004	2003
	(Unaudited)
Revenues:
Rental	$24,666	$11,965
Tenant reimbursements	4,658	1,913
Other	22	92

	29,346	13,970

Expenses:
Rental property operating and maintenance	5,336	1,966
Property taxes	2,417	730
Insurance	617	121
Interest	7,926	2,687
Asset management fees to related party	797	797
Depreciation and amortization	8,604	3,844
General and administrative	86	31
Other	176	86

	25,959	10,262

Income before minority interests	3,387	3,708

Minority interests	28	53

Net income	$3,359	$3,655

See accompanying notes to combined financial statements

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, INC. PREDECESSOR

COMBINED STATEMENTS OF INCOME

(In thousands)

	Nine months ended September 30,
	2004	2003
	(Unaudited)
Revenues:
Rental	$59,127	$34,263
Tenant reimbursements	10,055	6,230
Other	1,734	4,314

	70,916	44,807

Expenses:
Rental property operating and maintenance	11,625	5,604
Property taxes	6,250	3,146
Insurance	1,179	329
Interest	15,804	6,786
Asset management fees to related party	2,389	2,389
Depreciation and amortization	20,822	11,031
General and administrative	243	74
Other	2,716	2,566

	61,028	31,925

Income before minority interests	9,888	12,882

Minority interests	(28)	126

Net income	$9,916	$12,756

See accompanying notes to combined financial statements

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, INC. PREDECESSOR

COMBINED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

	Nine months ended September 30,
	2004	2003
	(Unaudited)
Net income	$9,916	$12,756

Other comprehensive income:
Foreign currency translation adjustments	33	490

Comprehensive net income	$9,949	$13,246

See accompanying notes to the combined financial statements

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, INC. PREDECESSOR

COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$9,916	$12,756
Adjustment to reconcile net income to net cash provided by operating activities:
Minority interests	(28)	126
Distributions to joint venture partner	(289)	(198)
Write off of net assets due to early lease termination	2,371	2,393
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground lease	12,271	6,331
Amortization of deferred financing costs	3,515	267
Amortization of debt premium	(1,111)	(727)
Amortization of acquired in place lease value and deferred leasing costs	8,551	4,700
Amortization of acquired above market leases and acquired below market leases, net	(175)	(1,778)
Changes in assets and liabilities:
Accounts and other receivables	(3,064)	(114)
Deferred rent	(4,445)	(2,497)
Other assets	525	(1,052)
Accounts payable and accrued expenses	3,089	(710)
Security deposits and prepaid rent	425	608
Asset management fee payable to related party	—	796

Net cash provided by operating activities	31,551	20,901

Cash flows from investing activities:
Acquisitions of properties	(306,270)	(173,036)
Improvements to investments in real estate	(5,906)	(5,934)
Increase in restricted cash	(9,561)	(170)

Net cash used in investing activities	(321,737)	(179,140)

Cash flows from financing activities:
Borrowings under line of credit	99,381	93,575
Repayments under line of credit	(137,700)	(65,000)
Borrowings under bridge loan	243,686	—
Proceeds from mortgage loans	20,000	57,000
Principal payments on mortgage loans	(1,051)	(2,373)
Proceeds from other secured loans	—	22,000
Principal payments on other secured loans	(92)	—
Borrowings under note payable to affiliate	4,052	—
Prepayment of offering costs	(4,052)	—
Payment of loan fees and costs	(4,046)	(2,319)
Contribution from joint venture partner	—	225
Contributions from owner	113,658	96,469
Distributions to owner	(46,195)	(43,009)

Net cash provided by financing activities	287,641	156,568

Net decrease in cash and cash equivalents	(2,545)	(1,671)
Cash and cash equivalents, beginning of period	5,174	3,578

Cash and cash equivalents, end of period	$2,629	$1,907

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,717	$7,170
Supplemental disclosure of noncash investing and financing activities:
Increase in net assets related to foreign currency translation adjustments	33	490
Accrual for additions to investments in real estate included in accounts payable and accrued expenses	915	544
Reduction in loan balance from seller and related reduction in purchase price for the property	500	—
Allocation of purchase of properties to:
Investments in real estate	242,462	145,816
Acquired above market leases	16,381	8,573
Acquired below market leases	(12,214)	(5,369)
Acquired in place lease value	60,186	24,016
Loan premium	(545)	—

Cash paid for acquisition of properties	306,270	173,036
Mortgage loans assumed in connection with the acquisition of a property	14,392	—
Other secured loan assumed in connection with the acquisition of a property	11,884	—
Purchase deposits applied to acquisitions of properties	—	600

Total purchase price	332,546	173,636

See accompanying notes to combined financial statements

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS

(1) Organization and Description of Business

Digital Realty Trust, Inc. (the Company) completed its initial public offering of common stock (the IPO) on November 3, 2004 and commenced operations on that date. The IPO resulted in sale of 20,000,000 shares of common stock at a price per share of $12, generating gross proceeds to the Company of $240 million. The aggregate proceeds to the Company, net of underwriters’ discounts, commissions and financial advisory fees and other offering costs were approximately $214.2 million. On November 30, 2004, an additional 1,421,300 shares of common stock were sold at $12 per share as a result of the underwriters exercising their over-allotment option. This resulted in net proceeds of $15.9 million to the Company.

Through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership), which was formed on July 21, 2004 in anticipation of the IPO, the Company is engaged in the business of ownership, acquisition, repositioning and management of technology-related real estate. Effective as of the completion of the IPO, including exercise of the underwriters’ over-allotment option, the Company, as sole general partner, owns a 40.5% interest in the Operating Partnership and has control over major decisions of the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace the general partner, approve the sale or refinancing of the Operating Partnership’s assets, although they do have certain protective rights.

The Company continues to operate and expand the business of its predecessor (the Company Predecessor). The Company Predecessor is not a legal entity; rather it is a combination of certain of the real estate subsidiaries of Global Innovation Partners, LLC, a Delaware limited liability company (GI Partners) along with an allocation of certain assets, liabilities, revenues and expenses of GI Partners related to the real estate held by such subsidiaries.

Pursuant to a contribution agreement among the owner of the Company Predecessor and the Operating Partnership, which was executed in July 2004, on October 27, 2004, the Operating Partnership received a contribution of interests in certain of GI Partners’ properties in exchange for limited partnership interests in the Operating Partnership and the assumption of debt and other specified liabilities. Additionally, pursuant to contribution agreements between the Operating Partnership and third parties, which were also executed in July 2004, the Operating Partnership received contributions of interests in certain additional real estate properties in exchange for limited partnership interests in the Operating Partnership and the assumption of specified liabilities.

As of the completion of the IPO, the Company’s portfolio consists of 23 properties; 22 are located throughout the United States and one is located in London, England. The Company’s properties are located in a limited number of markets where technology tenants are concentrated, including the Atlanta, Boston, Dallas, Denver, Los Angeles, Miami, New York, Phoenix, Sacramento, San Francisco and Silicon Valley metropolitan areas. The portfolio consists of telecommunications infrastructure properties, information technology properties, technology manufacturing properties and regional or national headquarters of technology companies. As of September 30, 2004, the Company Predecessor’s portfolio consisted of 20 properties.

The Company was incorporated in Maryland on March 9, 2004. Prior to the completion of the IPO, GI Partners owned the Company and the Company had no operations until the completion of the IPO. The Company Predecessor commenced operations on January 10, 2002 when it acquired its first investment in real estate. GI Partners was formed on February 28, 2001 by and between California Public Employees’ Retirement System, Global Innovation Contributors, LLC, and Global Innovation Manager, LLC.

The Company and the Operating Partnership together with the investors in GI Partners and unrelated third parties (collectively, the Participants) engaged in certain formation transactions (the Formation Transactions) that were completed concurrently with the completion of the IPO. The Formation Transactions were designed to (i) continue the operations of the Company Predecessor, (ii) acquire additional properties or interests in properties from the Participants, (iii) enable the Company to raise the necessary capital to repay certain mortgage debt relating to certain of the properties and pay other indebtedness, (iv) fund costs, capital expenditures and working capital, (v) provide a vehicle for future acquisitions, (vi) enable the Company to comply with requirements under the federal income tax laws and regulations relating to real estate investment trusts and (vii) preserve tax advantages for certain Participants.

The operations of the Company are carried on primarily through the Operating Partnership. It is the intent of the Company to elect the status of and qualify as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended for the taxable year ending December 31, 2004.

The Company purchased a portion of the limited partnership interests that were issued to GI Partners immediately following the completion of the IPO and upon exercise of the underwriters’ over-allotment option, the aggregate purchase of which was $91.9 million. The purchase price was equal to the value of the Operating Partnership units based on the initial public offering price of the Company’s stock, net of underwriting discounts and commissions and financial advisory fees.

(2) Summary of Significant Accounting Policies

(a) Principles of Combination and Basis of Presentation

The accompanying combined financial statements include the wholly owned real estate subsidiaries and two majority owned real estate joint ventures that GI Partners contributed to the Operating Partnership on October 27, 2004 in connection with the IPO. The interests of the joint venture partners, all of whom are third parties, are reflected in minority interests in the accompanying combined financial statements. The accompanying combined financial statements also include the accounts of Digital Realty Trust, Inc., which, as of September 30, 2004, consist primarily of prepaid offering costs and a loan payable to an affiliate in the same amount.

The accompanying combined financial statements do not include the real estate subsidiaries for two properties owned by GI Partners that are subject to right of first offer agreements, whereby the Operating Partnership has the right to make the first offer to purchase these properties if GI Partners decides to sell them. The accompanying combined financial statements also do not include any of GI Partners’ investments in privately held companies, which GI Partners did not contribute to the Operating Partnership.

The accompanying combined statements include an allocation of GI Partners’ line of credit to the extent that such borrowings and the related interest expense relate to acquisitions of the real estate owned by the subsidiaries and joint ventures that GI Partners contributed to the Operating Partnership. Additionally, the accompanying combined financial statements include an allocation of asset management fees to a related party incurred by GI Partners along with an allocation of the liability for any such fees that are unpaid as of the balance sheet dates and an allocation of GI Partners’ general and administrative expenses. Although neither the Company nor the Operating Partnership are or will be parties to the agreement requiring the payment of the asset management fees, an allocation of such fees has been included in the accompanying combined financial statements since such fees were essentially the Company Predecessor’s historical general and administrative expense. The Company Predecessor did not directly incur personnel costs, home office space rent or other general and administrative expenses that subsequent to the completion of the IPO are incurred directly by the Company and the Operating Partnership. These types of expenses were historically incurred by the asset manager and were passed through to GI Partners via the asset management fee.

The Company will continue to account for the properties contributed by GI Partners upon the completion of the IPO using their historical basis of accounting. The Company and the Company Predecessor account for properties purchased from third parties, including properties acquired in exchange for Operating Partnership units upon completion of the IPO, using purchase accounting.

The accompanying interim combined financial statements are unaudited; but have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the Company’s prospectus dated October 28, 2004 and the combined financial statements and notes thereto of the Company Predecessor included therein.

(b) Income Taxes

No provision has been made in the Company Predecessor combined financial statements for income taxes, as any such taxes are the responsibility of GI Partners’ members, as GI Partners is a limited liability company. To the extent that any United Kingdom taxes are incurred by the subsidiary invested in real estate located in London, England, a provision is made for such taxes.

As a REIT, the Company will be permitted to deduct distributions paid to its stockholders, eliminating the federal taxation of income represented by such distributions at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

(c) Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.

(3) Debt

(a) Lines of Credit

Borrowings under GI Partners’ $100,000,000 revolving credit facility were allocated to the Company Predecessor to the extent that the borrowings related to the Company’s Predecessor’s real estate investments. Upon completion of the IPO, the Company assumed and repaid $6.1 million of such borrowings. Outstanding advances under GI Partners’ line of credit bore interest at variable rates based on LIBOR plus 0.875%.

Upon completion of the IPO, the Operating Partnership entered into an unsecured revolving credit facility with a group of banks led by affiliates of Citigroup Global Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. The credit facility provides for borrowings up to $200 million and bears interest at a rate ranging between LIBOR + 1.375% and LIBOR + 1.750% depending on the Operating Partnership’s overall leverage. This credit facility matures on November 3, 2007, with an option to extend the term for one year.

The terms of the credit facility includes certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness and of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amounts of tangible net worth, debt service coverage (both on a combined and unencumbered asset-only basis), and fixed charge coverage and unencumbered property debt service coverage, the maximum amount of unsecured indebtedness, and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments.

(b) Bridge Loan

As of September 30, 2004, the Company Predecessor borrowed an aggregate of $243.7 million under a bridge loan facility, which was secured by certain of the properties. Upon completion of the IPO, these borrowings were assumed by the Company and repaid with the proceeds of the IPO. An additional $7.95 million was borrowed subsequent to September 30, 2004, related to the acquisition of eBay Data Center and such amount was assumed by the Company and remains outstanding. The borrowings under the bridge loan bear interest at one-month LIBOR plus 2%, payable monthly and any outstanding principal is due at maturity on August 11, 2005.

(c) Mortgage and Other Secured Loans

Mortgage and other secured loans consist of the following as of September 30, 2004 (dollar amounts in thousands):

	Interest Rate	Maturity Date	Principal Amount
100 Technology Center Drive Mortgage	LIBOR + 1.70%	April 1, 2009	$20,000
36 Northeast Second Street Mortgage (1)	Greater of 4.00% or one of the two variable rates as defined in the loan agreement	May 1, 2005	17,826
Ardenwood Corporate Park, VarTec Building and NTT /Verio Premier Data Center Mortgage	LIBOR +1.59%	August 9, 2006 (6)	43,000
Ardenwood Corporate Park, VarTec Building and NTT /Verio Premier Data Center Mezzanine	LIBOR + 5.75%	August 9, 2006 (6)	22,000
ASM Lithography Facility Mortgage (1)	Greater of 4.75% or LIBOR +2.75%	June 30, 2006	13,984
AT&T Web Hosting Facility Mortgage	LIBOR +1.85%	December 1, 2006	8,775
Camperdown House Mortgage	6.845%	October 31, 2009	23,079	(8)
Carrier Center Mortgage (2)	LIBOR +4.00% (4)	October 4, 2007	14,264
Carrier Center Mezzanine (2)	LIBOR +5.25% (5)	July 1, 2005	11,792
Granite Tower Mortgage	LIBOR +1.20%	January 1, 2009	21,645
Maxtor Manufacturing Facility Mortgage	LIBOR +2.25%	December 31, 2006 (7)	18,000
Stanford Place II Mortgage	5.14%	January 10, 2009	26,000
Univision Tower Mortgage (1)(3)	7.52%.	January 1, 2005	39,148
Univision Tower Mezzanine (1)(3)	8.00%	January 1, 2007	17,500

Total principal outstanding			297,013
Loan premium			483

Total mortgage and other secured loans			$297,496

(1)	These loans were repaid upon completion of the IPO.
(2)	The Carrier Center loans were refinanced shortly after the completion of the IPO into a single mortgage loan bearing interest at LIBOR + 4.25%.
(3)	The Univision loans were refinanced shortly after the completion of the IPO into a single mortgage loan of $58 million bearing interest at 6.04% and maturing on November 6, 2009.
(4)	Subject to a 2.5% LIBOR floor.
(5)	Subject to a 2.0% LIBOR floor.
(6)	A 13 month extension and a one-year extension are available.
(7)	Two one-year extensions are available.
(8)	Based on our hedged exchange rate of $1.6083 to £1.00.

Upon the completion of the IPO, the Company obtained new mortgage debt totaling $155.0 million with an interest rate of 5.65% and a maturity date of November 3, 2014 and assumed debt related to properties acquired from third parties upon completion of the IPO. The amount of this assumed debt that was not repaid upon completion of the IPO was $209.0 million.

(d) Unsecured Note Payable to Affiliate

As of September 30, 2004, the Company had borrowed $4.1 million from GI Partners to prepay offering costs. Such loan was non-interest bearing, unsecured and was repaid upon completion of the IPO.

(4) Investments in Real Estate Acquired During the Three Months Ended September 30, 2004

The Company Predecessor acquired Webb at LBJ for $46.1 million on August 25, 2004 and AboveNet Data Center for $36.8 million on September 17, 2004.

(5) Commitments and Contingencies

As of September 30, 2004, the Company had entered into agreements to acquire a 75% interest in eBay Data Center for $4.5 million in cash and 200 Paul Avenue and 1100 Space Park Drive in exchange for an aggregate of 5.9 million Operating Partnership units, assumption of debt and cash for a total purchase price of $149.1 million. Additionally, the Company had a commitment to acquire the 10% Univision Tower joint venture interest owned by a third party and an option to acquire the Carrier Center property from GI Partners. The Company exercised the option simultaneously with the IPO and acquired the property for $90.1 million. GI Partners received 2,868,846 units and the Company assumed $56 million of debt, of which $30.1 million was repaid upon completion of the IPO. The third party received 395,665 units as of the IPO in connection with the acquisition. The eBay purchase was consummated on October 14, 2004 and the remaining purchases were consummated upon completion of the IPO.

As of September 30, 2004, the Company was committed to award 1,490,560 fully vested special long-term incentive units and an aggregate of 783,902 stock options to certain individuals who became employees of the Operating Partnership upon completion of the IPO and to the executive chairman of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: adverse economic or real estate developments in our markets or the technology industry; general and local economic conditions; defaults on or non-renewal of leases by tenants; increased interest rates and operating costs; failure to obtain necessary outside financing; decreased rental rates or increased vacancy rates; difficulties in identifying properties to acquire and completing acquisitions; failure to successfully operate acquired properties and operations; failure to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended; possible adverse changes in tax laws; environmental uncertainties; risks related to natural disasters; financial market fluctuations; changes in foreign currency exchange rates; and changes in real estate and zoning laws and increases in real property tax rates.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our prospectus dated October 28, 2004. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

Our company. We completed our initial public offering (IPO) of common stock on November 3, 2004. We own, acquire, reposition and manage technology-related real estate. We expect to qualify as a REIT for federal income tax purposes beginning with our initial taxable year ending December 31, 2004. Our company was formed on March 9, 2004. Through September 30, 2004, we have not had any corporate activity other than the issuance of shares of common stock in connection with the initial capitalization of our company. Because we believe that a discussion of the results of Digital Realty Trust, Inc. as of and for the quarter ended September 30, 2004 would not be meaningful, we have set forth below a discussion of the historical operations of our predecessor and as such, any reference to “our,” “we” and “us” includes the Digital Realty Trust, Inc. Predecessor, or Company Predecessor. The Company Predecessor is comprised of the real estate activities and holdings of Global Innovation Partners, LLC, or GI Partners, related to the properties in our portfolio.

Business and strategy. Our primary business objectives are to maximize sustainable long-term growth in earnings, funds from operations and cash flow per share and maximize returns to our stockholders. We target high quality, strategically located properties containing applications and operations critical to the day-to-day operations of technology industry tenants. Most of our properties contain fully redundant electrical supply systems, multiple power feeds, above-standard electrical HVAC systems, raised floor areas to accommodate computer cables and below-floor cooling systems, extensive in-building communications cabling and high-level security systems.

We expect to acquire additional assets as a key part of our growth strategy. We may acquire properties subject to existing mortgage financing and other indebtedness or to new indebtedness which may be incurred in connection with acquiring or refinancing these investments. Debt service on such indebtedness will have a priority over any dividends with respect to our common stock.

Revenue base. As of September 30, 2004, we owned nineteen properties located throughout the U.S. and one property located in London, England, containing a total of approximately 4.8 million net rentable square feet. We acquired our first portfolio property in January 2002, an additional four properties through December 31, 2002, eight properties during the year ended December 31, 2003 and seven properties during the nine months ended September 30, 2004.

Operating expenses. Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs, as well as rental expenses on our ground lease. For the Company Predecessor, a significant portion of the general and administrative type expenses have been reflected in the asset management fees that were paid to GI Partners’ related-party asset manager. The asset management fees were based on a fixed percentage of capital commitments made by the investors in GI Partners, a portion of which have been allocated to the Company Predecessor. In the months following the period covered by this report, our asset management function will be internalized and we will incur the majority of our general and administrative expenses directly. We have entered into a transition services agreement with CB Richard Ellis Investors with respect to transitional accounting and other services. In addition, as a public company, we will incur significant legal, accounting and other expenses related to corporate governance, Securities and Exchange Commission reporting and compliance with the various provisions of the Sarbanes-Oxley Act of 2002.

Factors Which May Influence Future Results of Operations

Rental income. The amount of net rental income generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. In addition, one of our strategies is to convert approximately 181,000 net rentable square feet of data center space with extensive installed tenant improvements that is, or shortly will be, available for lease to multi-tenant collocation use in order to allow us to lease small spaces at rates that are significantly higher than prevailing market rates for other uses. Negative trends in one or more of these factors could adversely affect our rental income in future periods. Future economic downturns or regional downturns affecting our submarkets or downturns in the technology industry that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental income will also partially depend on our ability to acquire additional technology-related real estate that meets our investment criteria. One of our tenants, VarTec Teleom, Inc. filed for Chapter 11 bankruptcy protection on November 1, 2004. VarTec occupies 135,000 rentable square feet at our Carrollton, Texas property and 8,632 rentable square feet at our Univision Tower property in Dallas, Texas. We are closely monitoring their status and we believe our properties provide a favorable opportunity for consolidation of their operations. They are current in their rental obligations.

Scheduled lease expirations. Our ability to re-lease expiring space will impact our results of operations.

Conditions in significant markets. Our portfolio is geographically concentrated in the Boston, Dallas, Los Angeles, New York, San Francisco and Silicon Valley metropolitan markets. Positive or negative changes in conditions in our significant markets will impact our overall performance. The Boston, Dallas, San Francisco and Silicon Valley metropolitan real estate markets were adversely affected by the recent downturn in the technology industry and continue to stabilize as the technology industry and broader economy rebound.

Operating expenses. Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs, as well as rental expenses on our ground lease. We also will incur general and administrative expenses, including expenses relating to the internalization of our asset management function, as well as significant legal, accounting and other expenses related to corporate governance, Securities and Exchange Commission reporting and compliance with the various provisions of the Sarbanes-Oxley Act. Increases or decreases in such operating expenses will impact our overall performance. As a public company, we will experience an increase in operating expenses as we internalize our asset management and financial reporting function and begin to incur the majority of our expenses directly.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our combined financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our combined financial statements included in our prospectus dated October 28, 2004. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of this report.

Investments in Real Estate

Acquisition of real estate. The price that we pay to acquire a property is impacted by many factors including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to us. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. Our calculation methodology is summarized in Note 2 to our combined financial statements included in our prospectus dated October 28, 2004. These allocation assessments have a direct impact on our results of operations. For example, if we were to allocate more value to the land, there would be no depreciation with respect to such amount. If we were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time. This potential effect occurs because the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to above or below market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in our combined statements of operations.

Useful lives of assets. We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate we would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

Asset impairment valuation. We review the carrying value of our properties when circumstances, such as adverse market conditions, indicate potential impairment may exist. We base our review on an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long-term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

We estimate the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers.

Revenue Recognition

Rental income is recognized using the straight-line method over the terms of the tenant leases. Deferred rents included in our combined balance sheets represent the aggregate excess of rental revenue recognized on a straight-line basis over the rental revenue that would be recognized under the terms of the leases. Our leases generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants. As discussed above, we recognize amortization of the value of acquired above or below market tenant leases as a reduction of rental income in the case of above market leases or an increase to rental revenue in the case of below market leases.

We must make subjective estimates as to when our revenue is earned and the collectibility of our accounts receivable related to minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness, and current economic trends when evaluating the adequacy of the allowance for bad debts. These estimates have a direct impact on our net income because a higher bad debt allowance would result in lower net income, and recognizing rental revenue as earned in one period versus another would result in higher or lower net income for a particular period.

Results of Operations

As of September 30, 2004, our portfolio was comprised of twenty properties with an aggregate of approximately 4.8 million net rentable square feet compared to a portfolio comprised of thirteen properties with an aggregate of approximately 2.4 million net rentable square feet as of September 30, 2003. The increase in our portfolio reflects the acquisition of seven properties with an aggregate of approximately 2.4 million net rentable square feet.

Comparison of Three Months ended September 30, 2004 to Three Months ended September 30, 2003

Total revenues increased $15.3 million, or 109%, to $29.3 million for the three months ended September 30, 2004 compared to $14.0 million for the three months ended September 30, 2003. Rental revenue increased $12.7 million, or 106%, to $24.7 million for the three months ended September 30, 2004 compared to $12.0 million for the three months ended September 30, 2003. Revenues from tenant reimbursements increased $2.8 million, or 147%, to $4.7 million for the three months ended September 30, 2004 compared to $1.9 million for the three months ended September 30, 2003. The increase in rental and tenant reimbursement revenues was primarily due to the properties added to our portfolio.

Total expenses increased $15.7 million, or 152%, to $26.0 million for the three months ended September 30, 2004 compared to $10.3 million for the three months ended September 30, 2003. The increase in total expenses was primarily due to the properties added to our portfolio since September 30, 2003. The increase in total expenses includes an increase in interest expense of $5.2 million to $7.9 million for the three months ended September 30, 2004 compared to $2.7 million for the three months ended September 30, 2003 associated with new mortgage and other secured debt incurred primarily in connection with the properties added to our portfolio. Interest for the three months ended September 30, 2004 includes $2.2 million of amortization of deferred financing costs related to notes payable under our bridge loan obtained in 2004.

Comparison of Nine Months ended September 30, 2004 to Nine Months ended September 30, 2003

Total revenues increased $26.1 million, or 58%, to $70.9 million for the nine months ended September 30, 2004 compared to $44.8 million for the nine months ended September 30, 2003. Rental revenue increased $24.8 million, or 72%, to $59.1 million for the nine months ended September 30, 2004 compared to $34.3 million for the nine months ended September 30, 2003. Revenues from tenant reimbursements increased $3.9 million, or 63%, to $10.1 million for the nine months ended September 30, 2004 compared to $6.2 million for the nine months ended September 30, 2003. The increase in rental and tenant reimbursement revenues was primarily due to the properties added to our portfolio. The decrease in other revenue of $2.6 million, or 60%, to $1.7 million for the nine months ended September 30, 2004 compared to $4.3 million for the nine months ended September 30, 2003 was primarily due to a decrease in early lease termination fees.

Total expenses increased $29.1 million, or 91%, to $61.0 million for the nine months ended September 30, 2004 compared to $31.9 million for the nine months ended September 30, 2003. The increase in total expenses was primarily due to the properties added to our portfolio. The increase in total expenses includes an increase in interest expense of $9.0 million to $15.8 million for the nine months ended September 30, 2004 compared to $6.8 million for the nine months ended September 30, 2003 associated with new mortgage and other secured debt incurred primarily in connection with the properties added to our portfolio. Interest expense for the nine months ended September 30, 2004 includes $2.3 million of amortization of deferred financing costs related to notes payable under our bridge loan. Other expenses are primarily comprised of write-offs of the carrying amounts for deferred tenant improvements, acquired in place lease value and acquired above and below market lease values as a result of the early termination of tenant leases. The total amount of such write-offs for the nine months ended September 30, 2004 is comparable to the total for the nine months ended September 30, 2003 despite the decrease in lease termination revenue. During the nine months ended September 30, 2004 and 2003, the asset management fee to a related party remained constant as this fee was based on a fixed percentage of capital commitments by the investors in GI Partners, a portion of which have been allocated to the Company Predecessor.

Liquidity and Capital Resources

As of September 30, 2004, we had $2.6 million of cash and equivalents, excluding $10.2 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of our bridge and mortgage loans and cash impound accounts for real estate taxes, insurance and anticipated or contractually obligated tenant improvements as required by several of our mortgage loans.

Our short term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments to our stockholders required to maintain our REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, restricted cash accounts established for certain future payments, the proceeds of our initial public offering and, if necessary, by drawing upon our unsecured credit facility.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of September 30, 2004, we had commitments under leases in effect for $1.36 million of tenant improvement costs and leasing commissions, including $850,000 during the remainder of 2004, $257,000 in 2005 and $250,000 in 2006. We also expect to incur costs related to recurring capital improvements for our properties. Our nonrecurring capital expenditures are discretionary and vary substantially from period to period. We currently own approximately 181,000 net rentable square feet of data center space (22,747 of which relates to 200 Paul Avenue, acquired on November 4, 2004) with extensive installed tenant improvements that we may convert to multi-tenant collocation use during the next two years rather than lease such space to large single tenants. We estimate that the cost to convert this space will be approximately $10 per square foot, on average. We may also spend additional amounts in the next two years related to the build-out of unimproved space for collocation use, depending on tenant demand; however, we currently have no commitments to do so. The cost to build out such unimproved space will vary based on the size and condition of the space.

In connection with the consummation of our initial public offering on November 3, 2004, our Operating Partnership entered into a new $200 million unsecured revolving credit facility with a group of banks led by affiliates of Citigroup Global Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Borrowings under the facility bear interest at a rate based on LIBOR plus a premium ranging from 1.375% to 1.750%, depending on our Operating Partnership’s overall leverage. The facility matures in November 2007, subject to a one-year extension option. We intend to use available borrowings under the unsecured credit facility to, among other things, finance the acquisition of other properties (including the right of first offer properties), to provide funds for tenant improvements and capital expenditures, and to provide for working capital and other corporate purposes.

We expect to meet our long-term liquidity requirements to pay for scheduled debt maturities and to fund property acquisitions and non-recurring capital improvements with net cash from operations, long-term secured and unsecured indebtedness and the issuance of equity and debt securities. We also may fund property acquisitions and non-recurring capital improvements using our unsecured credit facility pending permanent financing.

We intend to declare and pay a pro rata dividend for the period from November 3, 2004 through December 31, 2004.

Indebtedness

The table below summarizes our secured debt as of September 30, 2004 (in thousands). We also had an unsecured, non-interest bearing loan payable to GI Partners with and outstanding balance of $4.1 million as of September 30, 2004.

Debt Summary:
Fixed rate	$106,210
Variable rate	441,089

Total	$547,299

Percent of Total Debt:
Fixed rate	19.4%
Variable rate	80.6%

Total	100.0%

Effective Interest Rate at End of Quarter
Fixed rate	6.9%
Variable rate	4.2%

Effective interest rate	4.8%

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of interest rate cap agreements in connection with certain of our indebtedness and a currency fluctuation hedge arrangement in connection with our ownership of the Camperdown House property in London, England. As of September 30, 2004, we have no other off-balance sheet arrangements.

Effective November 26, 2004 the Company entered into five interest rate swap agreements to fix the floating interest rate associated with a portion of the Company’s debt. The notional amount of the total debt swapped is $140.3 million at a strike rate ranging from 3.1% to 3.8% (with a weighted average effective rate of 5.5%) on debt with maturities ranging from July 2006 to April 2009.

Cash Flows

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

Cash and cash equivalents were $2.6 million and $1.9 million at September 30, 2004 and 2003, respectively.

Net cash provided by operating activities increased $10.7 million to $31.6 million for the nine months ended September 30, 2004 compared to $20.9 million for the nine months ended September 30, 2003. The increase was primarily due to the properties added to our portfolio which was partially offset by the increased interest expense incurred on the mortgage and other secured debt related to the acquired properties.

Net cash used in investing activities increased $142.6 million to $321.7 million for the nine months ended September 30, 2004 compared to $179.1 million for the nine months ended September 30, 2003. The increase was primarily the result of the acquisition of seven properties during the nine months ended September 30, 2004, which required a larger investment than the acquisitions of seven properties during the nine months ended September 30, 2003 and an increase in restricted cash as a result of the bridge loan obtained during 2004.

Net cash provided by financing activities increased $131.0 million to $287.6 million for the nine months ended September 30, 2004 compared to $156.6 million for the nine months ended September 30, 2003. The increase was primarily due to increased capital contributions, net of distributions, and borrowings made in connection with the acquisition of properties during the nine months ended September 30, 2004 than the capital contributions and debt required for the acquisitions of properties during nine months ended September 30, 2003.

Inflation

Substantially all of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

As of September 30, 2004, our total outstanding secured debt was approximately $547.3 million, which was comprised of $246.2 million of mortgage loans, $243.7 million of notes payable under a bridge loan, $51.3 million of other secured loans and an allocation to it of $6.1 million of amounts outstanding under the GI Partners line of credit. We also had an unsecured, non-interest bearing loan payable to GI Partners related to funds advanced to us to prepay offering costs. This loan had an outstanding balance of $4.1 million as of September 30, 2004. Approximately $441.1 million, or 80.6%, of our total outstanding secured debt was variable rate debt. As of September 30, 2004, the fair value of our outstanding fixed-rate debt approximated $108.0 million compared to the carrying value of $106.2 million.

If LIBOR were to increase by 10%, or approximately 24.4 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $467,600 annually. If LIBOR were to increase by 10%, the fair value of our $108.0 million principal amount of outstanding fixed rate debt would decrease by approximately $870,000. If LIBOR were to decrease by 10%, or approximately 24.4 basis points, the decrease in interest expense on the variable rate debt would be approximately $467,600 annually. If LIBOR were to decrease by 10%, the fair value of our $108.0 million principal amount of outstanding fixed rate debt would increase by approximately $884,000 million.

Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

We are also party to a foreign currency hedging contract with a notional value of £7,850,000, which was used to convert the balance of our investment in the Camperdown House property into U.S. dollars. The fair value of this forward contract was $(1,861,403) as of September 30, 2004, using the currency exchange rate in effect as of that date. If the exchange rate of United States Dollars to Great Britain Pounds were to increase by 10%, the fair value of our forward contract would decrease by $1,400,535 to $(3,261,938). If the exchange rate of United States Dollars to Great Britain Pounds were to decrease by 10%, the fair value of our forward contract would increase by $1,400,535 to $(460,869).

Interest rate swap agreements were entered into effective November 26, 2004 in the notional amounts of $140.3 million as a hedge against upward interest rate fluctuations.

ITEM 4. CONTROLS AND PROCEDURES.

We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) As part of our formation transactions:

•	on July 31, 2004, our Operating Partnership entered into a contribution agreement with Global Innovation Partners, LLC to acquire its interests in the properties comprising a substantial portion of our portfolio in exchange for 31,930,695 limited partnership units, subject to adjustment in certain circumstances based upon a formula set forth in the contribution agreement. The units were issued on October 27, 2004 in connection with the completion of our initial public offering.

•	on July 31, 2004, our Operating Partnership entered into a contribution agreement with Pacific-Bryan Partners, L.P., an unrelated party, to acquire the 10% minority interest in the Univision Tower property not held by Global Innovation Partners, LLC in exchange for 395,665 units, subject to adjustment in certain circumstances based upon a formula set forth in the contribution agreement. The units were issued on November 3, 2004 in connection with the completion of our initial public offering.

•	on July 31, 2004, our Operating Partnership entered into a contribution agreement with San Francisco Wave eXchange, LLC, Santa Clara Wave eXchange, LLC and eXchange colocation, LLC, unrelated parties, to acquire 200 Paul Avenue, 1100 Space Park Drive, the eXchange colocation business and other specified assets and liabilities in exchange for $15.0 million in cash and 5,935,846 units, subject to adjustment in certain circumstances based upon a formula set forth in the contribution agreement. The units were issued on November 3, 2004 in connection with the completion of our initial public offering.

•	on July 31, 2004, our Operating Partnership entered into an option agreement with Global Innovation Partners to acquire its direct or indirect interest in the Carrier Center property in exchange for 2,868,846 units, subject to adjustment in certain circumstances based upon a formula set forth in the option agreement. The units were issued upon our exercise of the option on November 3, 2004 in connection with the completion of our initial public offering.

All of such persons and entities were irrevocably committed to the contribution of such interests and assets prior to the filing of our registration statement on Form S-11 (No. 333-117865) in connection with our initial public offering. In addition, such persons or entities are “accredited investors” as defined under Regulation D of the Securities Act. The issuance of such units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act.

(b) On November 3, 2004, we consummated the initial public offering of our common stock, $0.01 par value per share. The joint book-running managers for the offering were Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement (Registration No. 333-117865) on Form S-11 that was declared effective by the Securities and Exchange Commission on October 28, 2004. 20,000,000 shares of common stock registered under the Registration Statement were sold at a price to the public of $12.00 per share, generating gross proceeds of $240.0 million. The net proceeds to us were approximately $214.2 million after deducting an aggregate of $16.8 million in underwriting discounts and commissions and financial advisory fees paid to the underwriters and $9.0 million in other estimated expenses incurred in connection with the offering. All of the shares of common stock were sold by us and there were no selling stockholders in the offering. On November 30, 2004, we sold an additional 1,421,300 shares of common stock pursuant to the exercise by the underwriters of their over-allotment option, for net proceeds of $15.9 million. The offering did not terminate until November 30, 2004, following the underwriters’ exercise of their over-allotment option.

In addition, concurrently with the completion of our initial public offering, our Operating Partnership or the property-owning entities used the fee simple interests in seven properties to secure approximately $215.0 million of new mortgage loans.

We used the net proceeds from the offering; the new mortgage loans and $31.4 million in borrowings under our unsecured credit facility to:

•	purchase 6,810,036 Operating Partnership units issued in connection with the formation transactions, and an additional 1,421,300 units in connection with the underwriters’ exercise of their over-allotment option, from the investors in GI Partners at a price per unit equal to the per share public offering price of our common stock in the offering, net of underwriting discounts and commissions and financial advisory fees payable to the underwriters, or $76.0 million and $15.9 million in the aggregate, respectively;

•	pay the $15 million cash portion of the consideration to acquire the 200 Paul Avenue and 1100 Space Park Drive properties;

•	acquire the 75% interest in the eBay Data Center property for $2.3 million;

•	repay approximately $243.7 million under a bridge loan facility with an affiliate of Citigroup Global Markets Inc.; and

•	repay an aggregate of approximately $110.3 million of mortgage loans, other secured loans and notes payable under GI Partners’ line of credit, including prepayment penalties.

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

1.1	Underwriting Agreement among Digital Realty Trust, Inc. and the underwriters named therein.

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc.

3.2	Amended and Restated Bylaws of Digital Realty Trust, Inc.

4.1	Certificate for Common Stock for Digital Realty Trust, Inc.

10.1	Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

10.2	Registration Rights Agreement among Digital Realty Trust, Inc. and the persons named therein.

10.3	2004 Incentive Award Plan of Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P.

10.10	Non-competition Agreement between Digital Realty Trust, Inc. and Global Innovation Partners, LLC.

10.23	Registration Rights Agreement among Digital Realty Trust, Inc. and the persons named therein (option and right of first offer agreements).

10.37	Revolving Credit Agreement among Digital Realty Trust, L.P., as borrower, Digital Realty Trust, Inc., as parent guarantor, the subsidiary guarantors named therein, Citicorp North America, Inc., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein.

10.38	Loan Agreement, dated as of November 3, 2004, by and among Global Webb, L.P. and Citigroup Global Markets Realty Corp.

10.39	Note, dated as of November 3, 2004, by Global Webb, L.P. in favor of Citigroup Global Markets Realty Corp.

10.40	Loan Agreement, dated as of November 3, 2004, by and among Global Weehawken Acquisition Company, LLC and Citigroup Global Markets Realty Corp.

10.41	Note, dated as of November 3, 2004, by Global Weehawken Acquisition Company, LLC in favor of Citigroup Global Markets Realty Corp.

10.42	Loan Agreement, dated as of November 3, 2004, by and among GIP Wakefield, LLC and Citigroup Global Markets Realty Corp.

10.43	Note, dated as of November 3, 2004, by GIP Wakefield, LLC in favor of Citigroup Global Markets Realty Corp.

10.44	Form of Profits Interest Units Agreements.

10.45	Form of Digital Realty Trust, Inc. Incentive Stock Option Agreement.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 13, 2004

DIGITAL REALTY TRUST, INC.

By:	/s/ MICHAEL F. FOUST
Michael F. Foust
Chief Executive Officer

By:	/s/ A. WILLIAM STEIN
A. William Stein
Chief Financial Officer and
Chief Investment Officer