Form 10-K
period 2004-12-31
Digital Realty Trust, Inc.
filed 2005-03-31
CIK 1297996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                     to                     .

Commission file number 001-32336

DIGITAL REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-0081711
(State or other jurisdiction of Incorporation or organization)	(IRS employer identification number)

2730 Sand Hill Road, Suite 280 Menlo Park, CA	94025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (650) 233-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Series A Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant completed its initial public offering on November 3, 2004. Consequently, the registrant is unable to determine the aggregate market value of its common stock as of June 30, 2004, which would have been the last business day of the registrant’s most recently completed second fiscal quarter. As of March 15, 2005, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $303.5 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 15, 2005
Common Stock, $.01 par value per share	21,421,300

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement with respect to its May 6, 2005 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

DIGITAL REALTY TRUST, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2004

PART 1

ITEM 1.	BUSINESS

General

As used herein, the terms “we,” “our,” “us” and “our company” refer to Digital Realty Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Digital Realty Trust, L.P., a Maryland limited partnership of which we are the sole general partner and which we refer to as our operating partnership. We own, acquire, reposition and manage technology-related real estate. We target high quality, strategically located properties containing applications and operations critical to the day-to-day operations of technology industry tenants. Our tenant base is diversified within the technology industry and reflects a broad spectrum of regional, national and international tenants that are leaders in their respective areas. We operate as a real estate investment trust, or REIT, for federal income tax purposes.

As of December 31, 2004, we owned 24 properties through our operating partnership. These properties are located throughout the U.S., with one property located in London, England, and contain a total of approximately 5.7 million net rentable square feet. Our operations and acquisition activities are focused on a limited number of markets where corporate enterprise data center and technology tenants are concentrated, including the Atlanta, Boston, Dallas, Denver, London, Los Angeles, Miami, New York, Phoenix, Sacramento, San Francisco and Silicon Valley metropolitan areas. As of December 31, 2004, our portfolio was approximately 88.4% leased at an average annualized rent per leased square foot of $19.93. The property types within our focus include:

•	telecommunications infrastructure properties, which provide the infrastructure required by companies in the data, voice and wireless communications industries;

•	information technology, or IT, infrastructure properties, which provide the physical environment required for disaster recovery, IT outsourcing and colocation;

•	technology manufacturing properties, which contain highly specialized manufacturing environments for such purposes as disk drive manufacturing, semiconductor manufacturing and specialty pharmaceutical manufacturing; and

•	regional or national headquarters of technology companies that are located in our target markets.

Many of our properties have extensive tenant improvements that have been installed at our tenants’ expense. Unlike traditional office and flex/research and development space, the location of and improvements to our facilities are generally essential to our tenants’ businesses, which we believe results in high occupancy levels, long lease terms and low tenant turnover. The tenant-installed improvements in our facilities are readily adaptable for use by similar tenants.

Our portfolio consists primarily of properties contributed to us by Global Innovation Partners, LLC, or GI Partners, in connection with our initial public offering in November 2004. GI Partners is a private equity fund that was formed to pursue investment opportunities that intersect the real estate and technology industries. GI Partners was formed in February 2001 after a competitive six-month selection process conducted by the California Public Employee Retirement System, or CalPERS, the largest U.S. pension fund. Upon GI Partners’ selection, CalPERS provided a $500.0 million equity commitment to GI Partners to invest in technology-related real estate and technology operating businesses. In addition, CB Richard Ellis Investors, a subsidiary of CB Richard Ellis, or CBRE, the largest global real estate services firm, and members of GI Partners’ management, provided a commitment of $26.3 million.

Our senior management team, including our Executive Chairman, collectively has an average of over 23 years of experience in the technology or real estate industries, including experience as investors in, advisors to and founders of technology companies.

Our principal executive offices are located at 2730 Sand Hill Road, Suite 280, Menlo Park, California 94025. Our telephone number at that location is (650) 233-3600. Our website is located at

www.digitalrealtytrust.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this annual report on Form 10-K or any other report or document we file with or furnish to the Securities and Exchange Commission.

Recent Developments

Effective November 26, 2004, we entered into interest rate swap agreements with Keybank National Association and Bank of America for approximately $140.3 million of our variable rate debt, of which $140.2 million was outstanding as of December 31, 2004. As a result, approximately 77.3% of our total indebtedness was subject to fixed interest rates as of December 31, 2004.

On December 21, 2004, we purchased the Burbank Data Center, an 82,911 square foot, two-story data center and telecommunications property located in Burbank, California, for $16.6 million. The property was built in 1991 and features approximately 26,000 usable square feet of raised floor space. The property is 100% leased to Qwest Communications International, Inc. through 2011 at an annualized rent of approximately $1.4 million or $17.06 per leased square foot. There are two five-year renewal options. Other than normal recurring capital expenditures, we have no plans with respect to renovation, improvement or redevelopment of the Burbank Data Center.

Subsequent Events

On January 14, 2005, we paid a partial fourth quarter dividend on our common stock and common units for the partial year beginning with our initial public offering on November 3, 2004 and ending on December 31, 2004 of $0.156318 per common share and common unit. The dividend is equivalent to an annual rate of $0.975 per common share and common unit.

As of December 31, 2004, we owned a 75% tenancy-in-common interest in eBay Data Center, a 62,957 square foot data center located in Rancho Cordova, California. On January 21, 2005, we purchased the remaining 25% interest in this property for $4.1 million.

On January 24, 2005 we settled the foreign currency forward contract that we assumed from GI Partners related to the Camperdown House property located in the United Kingdom for a payment of approximately $2.5 million. On the same date we entered into a new foreign currency forward contract to hedge the foreign currency risk related to owning a property in the United Kingdom. On February 4, 2005 GI Partners reimbursed us for $1.9 million of such settlement since it was determined that the negative value associated with the forward contract was not otherwise factored into the determination of the number of units that were granted to GI Partners in exchange for its interests in Camperdown House.

On February 9, 2005, we completed the offering of 4.14 million shares of our 8.5% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share) for total net proceeds, after underwriting discounts and estimated expenses, of $99.3 million, including the proceeds from the exercise of the underwriters’ over-allotment option. We used the net proceeds from this offering to reduce borrowings under our unsecured credit facility, acquire two properties in March 2005 and for investment and general corporate purposes.

On February 14, 2005, we declared a dividend on our series A preferred stock of $0.30694 per share for the period from February 9, 2005 through March 31, 2005, payable on March 31, 2005 to holders of record on March 15, 2005. The dividend is equivalent to an annual rate of $2.125 per preferred share. On February 14, 2005, we also declared a dividend on our common stock and common units of $0.24375 per share, payable on March 31, 2005 to holders of record on March 15, 2005. The dividend is equivalent to an annual rate of $0.975 per common share and common unit.

On March 14, 2005, we purchased 833 Chestnut Street, a 15-story, 654,758 square foot building, including 107,563 square feet of vacant space in shell condition available for development, located in downtown

Philadelphia, Pennsylvania, for approximately $59.0 million. The property, originally constructed in 1927, was completely redeveloped in 2000. The renovation included extensive electrical and ventilation systems to accommodate data center users. The property is served by several major telecommunications networks, which makes it an attractive location for potential data center users. As of March 15, 2005, the property was 75.6% leased, including space available for development to 20 tenants, at an annualized rent of approximately $6.6 million or $13.97 per leased square foot. Excluding space available for development, the building was 90.5% occupied as of March 15, 2005.

On March 14, 2005, we entered into a purchase and sale agreement to acquire Printers’ Square, located in Chicago, Illinois. Printers’ Square is a five building complex comprising a total of approximately 161,550 net rentable square feet of commercial space. We expect the purchase price will be approximately $37.5 million. We made a deposit of $500,000 for the Printers’ Square property. The deposit is fully refundable if we terminate the purchase and sale agreement for any reason before April 25, 2005, the end of the due diligence period.

On March 15, 2005, we entered into a purchase and sale agreement to acquire Lakeside Technology Center located in Chicago, Illinois. Lakeside Technology Center is an 8-story re-developed historic building comprising a total of approximately 1,095,540 square feet, including approximately 820,540 net rentable square feet and approximately 275,000 square feet of space in shell condition held for redevelopment. We expect the purchase price will be approximately $142.6 million, which includes amounts payable to the seller in connection with its ongoing efforts to obtain a change in the real estate tax classification of the property. The seller can earn an additional contingent amount of up to $20.0 million by obtaining a change in the real estate tax classification prior to December 31, 2006. We made a deposit of $500,000 for the Lakeside Technology Center property. If we terminate the purchase and sale agreement before the end of the due diligence period for any reason other than a material default by the seller, the seller will be entitled to receive $250,000 of the deposit.

On March 17, 2005, we purchased MAPP Building, an 88,134 square foot property located in Minneapolis/St. Paul, Minnesota, for approximately $15.6 million. The property was built in 1947 and was fully re-developed in 1999 for the current tenant operations. MAPP Building contains a data center facility consisting of approximately 20,000 square feet of raised floor data center space. As of December 31, 2004, the property was 100% leased to the Midwest Independent Transmission System Operator, Inc., or MISO, through December 2013 at an annualized rent of approximately $1.3 million, or $15.20 per leased square foot. There is one five-year renewal option. Other than normal recurring capital expenditures, we have no plans with respect to renovation, improvement or redevelopment of the MAPP building.

In March 2005, we entered into an agreement to sublease approximately 9,674 square feet of office space at 560 Mission Street, San Francisco for a seven-year term. We will move our principal offices to this space on approximately June 1, 2005. The annual rent will be approximately $0.4 million.

Our Competitive Strengths

We believe we distinguish ourselves from other owners, acquirors and managers of technology-related real estate through our competitive strengths, which include:

•	High Quality Portfolio. Our portfolio contains state-of-the-art facilities with extensive tenant improvements. Based on current market rents and estimated costs to construct such properties and their improvements, we believe that they could not be replicated today on a cost-competitive basis. Many of the properties in our portfolio are located on major aggregation points formed by the physical presence of multiple major telecommunications service providers, which reduces our tenants’ costs and operational risks and increases the attractiveness of our buildings.

•	Presence in Key Markets. As of December 31, 2004, our portfolio was primarily located in 11 major metropolitan areas in the United States, including the Boston, Dallas, Los Angeles, New York, San Francisco and Silicon Valley metropolitan areas and one property was located in the United Kingdom, and was diversified so that no one market represented more than 28.2% of the aggregate annualized rent of our portfolio.

•	Long-Term Leases. We have long-term leases with stable cash flows. As of December 31, 2004, our average lease term was in excess of 12.5 years, with an average of 7.4 years remaining. Through 2007, leases representing only 7.3% of our net rentable square feet, or 7.1% of our aggregate annualized rent, as of December 31, 2004, are scheduled to expire. Through 2005, leases representing only 1.2% of our net rentable square feet as of December 31, 2004 are scheduled to expire.

•	Specialized Focus in Dynamic and Growing Industry. We focus solely on technology-related real estate because we believe that growth in corporate enterprise data center usage and the technology industry will be superior to that of the overall economy. We believe that our specialized understanding of both real estate and technology gives us a significant competitive advantage over less specialized investors. We use our in-depth knowledge of the corporate data center and technology industries to identify strategically located properties, evaluate tenants’ creditworthiness and business models and assess the long-term value of in-place technical improvements.

•	Proven Acquisition Capability. Between January 2002 and December 2004, we acquired 24 technology-related real estate properties with 5.7 million net rentable square feet. Our acquisition capability is driven by our broad network of contacts within a highly fragmented universe of sellers and brokers of technology-related real estate. We have developed detailed, standardized procedures for evaluating acquisitions to ensure that they meet our financial and other criteria, which allows us to efficiently evaluate investment opportunities and, as appropriate, commit and close quickly. More than half of our acquisitions were acquired before they were broadly marketed by real estate brokers. We intend to continue to acquire additional technology-related real estate as a key component of our growth strategy.

•	Experienced and Committed Management Team. Our senior management team, including our Executive Chairman, has an average of over 23 years of experience in the technology or real estate industries, including experience as investors in, advisors to and founders of technology companies. We believe that our senior management team’s extensive knowledge of both the real estate and the technology industries provides us with a key competitive advantage. Our senior management team collectively owns a common equity interest in our company of approximately 3.3% on a fully diluted basis, which aligns management’s interests with those of our stockholders.

•	Unique Sourcing Relationships. The members of GI Partners hold a substantial indirect investment in our company, and, accordingly, we anticipate that they will continue to play an active role in our future success. We expect that CalPERS will provide us with introductions to potential sources of acquisitions and access to its technology industry experts and will be a potential source of co-investment capital. In addition, we expect that CBRE and other brokers will assist us with obtaining property deal flow that has not been widely marketed, and GI Partners’ private equity investment professionals will provide additional technology industry expertise and access to proprietary deal flow.

Business and Growth Strategies

Our primary business objectives are to maximize sustainable long-term growth in earnings, funds from operations and cash flow per share and to maximize returns to our stockholders. Our business strategies to achieve these objectives are:

•	Capitalize on Acquisition Opportunities. We believe that acquisitions enable us to increase cash flow and create long-term stockholder value. Our relationships with corporate enterprise information technology groups, technology tenants and real estate brokers who are dedicated to serving these tenants provide us with ongoing access to potential acquisitions and often enable us to avoid competitive bidding situations. Furthermore, technology-related real estate is specialized, which makes it more difficult for traditional real estate investors to understand and fosters reduced competition for acquisitions relative to other property types. We believe this dynamic creates an opportunity for us to obtain better risk-adjusted returns on our capital.

•	Maximize the Cash Flow of our Properties. We aggressively manage and lease our assets to increase their cash flow. We often acquire properties with substantial in-place cash flow and some vacancy, which enables us to create upside through lease-up. Our portfolio was approximately 88.4% leased as of December 31, 2004, leaving approximately 653,000 square feet of net rentable space available for lease-up. Moreover, many of our properties contain extensive in-place infrastructure or buildout which may result in higher rents when leased to tenants seeking these improvements. We have also implemented cost control measures by negotiating expense pass-through provisions in tenant leases for operating expenses and certain capital expenditures. Leases covering more than 95% of the leased net rentable square feet in our portfolio as of December 31, 2004 required tenants to pay all or a portion of increases in operating expenses, including real estate taxes, insurance, common area charges and other expenses.

•	Convert Improved Space to Colocation Use. We own approximately 197,310 net rentable square feet of data center space with extensive installed tenant improvements that is currently, or will shortly be, available for lease. Rather than leasing such space to large single tenants, we have converted and intend to continue to convert these spaces to multi-tenant colocation use, with tenants averaging between 100 and 1,000 square feet of net rentable space. Multi-tenant colocation is a cost-effective solution for tenants who cannot afford or do not require their own extensive infrastructure and security. Because we can provide such features, we are able to lease space to these smaller footprint tenants at a significant premium to other uses.

•	Leverage Strong Industry Relationships. We use our strong industry relationships with national and regional corporate enterprise information technology groups and technology-intensive companies to identify and comprehensively respond to their real estate needs. Our leasing and sales professionals are real estate and technology industry specialists who can develop complex facility solutions for the most demanding corporate enterprise data center users and technology tenants.

•	Use Capital Efficiently. We have sold and will continue to sell assets opportunistically. We believe that we can increase stockholder returns by effectively redeploying asset sales proceeds into new acquisition opportunities. Recently, data centers have been particularly attractive candidates for sale to owner/users, as the cost of acquisition is usually substantially lower than the cost to construct a new facility. We will seek such opportunities to realize profits and re-invest our capital.

Competition

We compete with numerous developers, owners and operators of office and commercial real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire.

Regulation

General

Office properties in our submarkets are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties as of December 31, 2004 has the necessary permits and approvals to operate its business.

Americans With Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990, or ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Environmental Matters

Under various laws relating to the protection of the environment, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances at that property, and may be required to investigate and clean up such contamination at that property or emanating from that property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Previous owners used some of our properties for industrial and retail purposes, so those properties may contain some level of environmental contamination. The presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability or materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral.

Some of the properties may contain asbestos-containing building materials. Environmental laws require that asbestos-containing building materials be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements. These laws may also allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.

In addition, some of our tenants, particularly those in the biotechnology and life sciences industry and those in the technology manufacturing industry, routinely handle hazardous substances and wastes as part of their operations at our properties. Environmental laws and regulations subject our tenants, and potentially us, to liability resulting from these activities or from previous industrial or retail uses of those properties. Environmental liabilities could also affect a tenant’s ability to make rental payments to us. We require our tenants to comply with these environmental laws and regulations and to indemnify us for any related liabilities.

Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of the properties in our portfolio. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey. None of the recent site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on our business, assets or results of operations. However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities or compliance concerns may have arisen after the review was completed or may arise in the future; and future laws, ordinances or regulations may impose material additional environmental liability.

Insurance

We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy. We select policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our company’s management, the properties in our portfolio are currently adequately insured. We do not carry insurance for generally uninsured losses such as loss from riots, war or nuclear reaction. In addition, we carry earthquake insurance on our properties in an amount and with deductibles which we believe are commercially reasonable. Certain of the properties in our portfolio are located in areas known to be seismically active. See “Risk Factors—Risks Related to Our Business and Operations—Potential losses may not be covered by insurance.”

Employees

As of December 31, 2004 we had 23 employees. None of these employees is represented by a labor union.

We have entered into an arrangement with a professional employer organization (PEO) pursuant to which the PEO provides personnel management services to us. The services are provided through a co-employment relationship between us and the PEO, under which all of our employees are treated as employed by both the PEO and us. The services and benefits provided by the PEO include payroll services, workers’ compensation insurance and certain employee benefits plan coverage. Our agreement with the PEO is terminable by either party upon 30 days’ prior written notice.

Offices

Our headquarters is located in Menlo Park, California. Based on the anticipated growth of our company, we intend to relocate our corporate headquarters to a larger facility in the near future. In addition, we may add regional offices depending upon our future operational needs.

Risk Factors

For purposes of this section, the term “stockholders” means the holders of shares of our common stock and of our series A preferred stock. Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following factors in evaluating our company, our properties and our business. The occurrence of any of the following risks might cause our stockholders to lose all or a part of their investment. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” on page 21.

Risks Related to Our Business and Operations

Our properties depend upon the technology industry and the demand for technology-related real estate.

Our portfolio of properties consists primarily of technology-related real estate. A decline in the technology industry or the adoption of data center space for corporate enterprises could lead to a decrease in the demand for technology-related real estate, which may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. We are susceptible to adverse developments in the corporate enterprise data center and broader technology industries (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, costs of complying with government regulations or increased regulation and other factors) and the technology-related real estate market (such as oversupply of or reduced demand for space). In addition, the rapid development of new technologies or adoption of new industry standards could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, increasing the likelihood of a default under their leases or that they become insolvent or file for bankruptcy.

We depend on significant tenants, and many of our properties are single-tenant properties or are currently occupied by single tenants.

As of December 31, 2004, the 15 largest tenants in our property portfolio represented approximately 66.1% of the total annualized rent generated by our properties. Our largest tenants by annualized rent are Savvis

Communications and Qwest Communications International, Inc. Savvis Communications leased 560,409 square feet of net rentable space as of December 31, 2004, representing approximately 12.7% of the total annualized rent generated by our properties. Qwest Communications International, Inc. leased 343,423 square feet of net rentable space as of December 31, 2004, representing approximately 9.3% of the total annualized rent generated by our properties. In addition, 12 of our properties are occupied by single tenants. Our tenants may experience a downturn in their businesses, which may weaken their financial condition and result in their failure to make timely rental payments or their default under their leases. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

The bankruptcy or insolvency of a major tenant may adversely affect the income produced by our properties.

If any tenant becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. As of December 31, 2004, two tenants, VarTec Telecom, Inc., leasing approximately 143,882 square feet of net rentable space, and Universal Access Inc., leasing approximately 11,680 square feet of net rentable space, were in bankruptcy. Both tenants are current on their rental obligations. Since we acquired our first building in January 2002, 14 tenants in our buildings leasing approximately 474,000 square feet of net rentable space concluded bankruptcy proceedings. Of the 14 tenants, eight tenants leasing approximately 370,000 square feet of net rentable space paid rent to us on an uninterrupted basis and affirmed their leases. Of the approximately 104,000 square feet of net rentable space that was rejected and terminated, we had re-leased approximately 21,000 square feet as of December 31, 2004.

Our revenue and cash available for distribution could be materially adversely affected if any of our significant tenants were to become bankrupt or insolvent, or suffer a downturn in its business, or fail to renew its lease or renew on terms less favorable to us than its current terms.

Our portfolio of properties depends upon local economic conditions and is geographically concentrated in certain locations.

As of December 31, 2004, our properties were located only in the Atlanta, Boston, Dallas, Denver, London, Los Angeles, Miami, New York, Phoenix, Sacramento, San Francisco and Silicon Valley metropolitan areas. We are dependent upon the local economic conditions in these markets, including local real estate conditions. Many of these markets have experienced downturns during the recent recession. Our operations may also be affected if too many competing properties are built in any of these markets. If there is a downturn in the economy in any of these markets, our operations and our revenue and cash available for distribution could be materially adversely affected. We cannot assure you that these markets will grow or will remain favorable to the technology industry.

In addition, our portfolio is geographically concentrated in the Boston, Dallas, Los Angeles, New York, San Francisco and Silicon Valley metropolitan markets. These markets represented 9.7%, 19.2%, 10.3%, 6.9%, 10.9%, and 28.2%, respectively, of annualized rent as of December 31, 2004 of the properties in our portfolio. Thus, positive or negative changes in conditions in these markets in particular will impact our overall performance.

We have owned our properties for a limited time.

As of December 31, 2004, we owned 24 properties through our operating partnership. These properties are located throughout the U.S., with one property located in London, England, and contain a total of approximately 5.7 million net rentable square feet. As of December 31, 2004, the properties had been under our management for less than three years, and 11 of the properties had been owned for less than one year. The properties may have characteristics or deficiencies unknown to us that could affect such properties’ valuation or revenue potential. There can be no assurance that the operating performance of the properties will not decline under our management.

We may have difficulty internalizing our asset management and accounting functions.

A significant portion of the asset management and general and administrative functions of our predecessor were performed by GI Partners’ related-party asset manager, an affiliate of CB Richard Ellis Investors. Such affiliate also provided all of our accounting and financial reporting services. Since the consummation of our initial public offering, we have internalized our asset management function and have begun to internalize our accounting and financial reporting functions so that we can carry out the majority of our general and administrative functions directly. We cannot assure you that we will successfully internalize these functions on the anticipated timetable or without incurring unanticipated costs. We have entered into a transition services agreement with CB Richard Ellis Investors, pursuant to which CB Richard Ellis Investors will provide us with transitional accounting and other services for an interim period that we anticipate will last through the first fiscal reporting period of 2005. We currently retain affiliates of CB Richard Ellis as the property manager for seven of our properties.

We have limited operating history as a REIT and as a public company.

We were formed in March, 2004 and have limited operating history as a REIT and as a public company. We cannot assure you that our past experience will be sufficient to successfully operate our company as a REIT or a public company. Failure to maintain REIT status would have an adverse effect on our cash available for distribution.

Tax protection provisions on certain properties could limit our operating flexibility.

We have agreed with the third-party contributors who contributed the direct and indirect interests in the 200 Paul Avenue and 1100 Space Park Drive properties to indemnify them against adverse tax consequences if we were to sell, convey, transfer or otherwise dispose of all or any portion of these interests, in a taxable transaction, in these properties. However, we can sell these properties in a taxable transaction if we pay the contributors cash in the amount of their tax liabilities arising from the transaction and tax payments. The 200 Paul Avenue and 1100 Space Park Drive properties represented an aggregate of 14.4% of our portfolio’s annualized rent as of December 31, 2004. These tax protection provisions apply for a period expiring on the earlier of November 3, 2013 and the date on which these contributors (or certain transferees) hold less than 25% of the units issued to them in connection with the contribution of these properties to our operating partnership. Although it may be in our stockholders’ best interest that we sell a property, it may be economically disadvantageous for us to do so because of these obligations. We have also agreed to make up to $20.0 million of debt available for these contributors to guarantee. We agreed to these provisions in order to assist these contributors in preserving their tax position after their contributions.

Potential losses may not be covered by insurance.

We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our portfolio under various insurance policies. We select policy specifications and insured limits which we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses such as loss from riots, war or nuclear reaction. Some of our policies, like those covering losses due to floods, are insured subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. A substantial portion of the properties we own are located in California, an area especially subject to earthquakes. Together, these properties represented approximately 50.5% of our portfolio’s annualized rent as of December 31, 2004. While we carry earthquake insurance on our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.

In addition, many of our buildings contain extensive and highly valuable technology-related improvements. Under the terms of our leases, tenants generally retain title to such improvements and are obligated to maintain adequate insurance coverage applicable to such improvements and under most circumstances use their insurance proceeds to restore such improvements after a casualty. In the event of a casualty or other loss involving one of our buildings with extensive installed tenant improvements, our tenants may have the right to terminate their leases if we do not rebuild the base building within prescribed times. In such cases, the proceeds from the tenant’s insurance will not be available to us to restore the improvements, and our insurance coverage may be insufficient to replicate the technology-related improvements made by such tenant.

If we or one or more of our tenants experiences a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

Payments on our debt reduce cash available for distribution and may expose us to the risk of default under our debt obligations.

Our total consolidated indebtedness as of December 31, 2004 was approximately $519.5 million, and we may incur significant additional debt to finance future acquisition and development activities. Our credit facility has a borrowing limit based upon a percentage of the value of the unsecured properties included in the facility’s borrowing base. We estimate that approximately $53.9 million of additional borrowings under this facility were available to us as of December 31, 2004. Subsequent to the acquisitions of 833 Chestnut Street and MAPP Building, on March 17, 2005 there was approximately $26.0 million of the credit facility drawn and $71.9 million available for future borrowings. In addition, under our contribution agreement with respect to the 200 Paul Avenue and 1100 Space Park Drive properties, we have agreed to make available for guarantee up to $20.0 million of indebtedness and may enter into similar agreements in the future.

Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, pay the dividends on our series A preferred stock or make distributions on our common stock necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	because a significant portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•	we may default on our obligations and the lenders or mortgagees may foreclose on our properties or our interests in the entities that own the properties that secure their loans and receive an assignment of rents and leases;

•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and

•	our default under any one of our mortgage loans with cross default provisions could result in a default on other indebtedness.

If any one of these events were to occur, our financial condition, results of operations, cash flow, cash available for distribution, per share trading price of our common stock or series A preferred stock and our ability to satisfy our debt service obligations could be materially adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code (the Code).

We may be unable to identify and complete acquisitions and successfully operate acquired properties.

We continually evaluate the market of available properties and may acquire additional technology-related real estate when opportunities exist. Our ability to acquire properties on favorable terms and successfully operate them may be exposed to the following significant risks:

•	potential inability to acquire a desired property because of competition from other real estate investors with significant capital, including both publicly traded REITs and institutional investment funds;

•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;

•	even if we enter into agreements for the acquisition of technology-related real estate, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction;

•	we may be unable to finance the acquisition on favorable terms or at all;

•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result our results of operations and financial condition could be adversely affected;

•	acquired properties may be subject to reassessment, which may result in higher than expected tax payments;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•	we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

As of March 31, 2005, our operating partnership was under contract to acquire two properties: Lakeside Technology Center and Printers’ Square. The purchase of both of these properties is subject to numerous conditions, including the satisfactory conclusion by our operating partnership of its due diligence review of the properties during due diligence periods ending on April 13, 2005 and April 25, 2005, respectively. During the due diligence periods, our operating partnership has the right to terminate the purchase and sale agreements for these properties for any reason or for no reason.

If we cannot finance property acquisitions on favorable terms, or operate acquired properties to meet our financial expectations, our financial condition, results of operations, cash flow, cash available for distribution, per share trading price of our common stock or series A preferred stock and ability to satisfy our debt service obligations could be materially adversely affected.

We may be unable to source off-market deal flow in the future.

A key component of our growth strategy is to continue to acquire additional technology-related real estate. To date, more than half of our acquisitions were acquired before they were widely marketed by real estate brokers, or “off-market.” Properties that are acquired off-market are typically more attractive to us as a purchaser because of the absence of competitive bidding, which could potentially lead to higher prices. We obtain access to off-market deal flow from numerous sources. If we cannot obtain off-market deal flow in the future, our ability to locate and acquire additional properties at attractive prices could be adversely affected.

We face significant competition, which may decrease or prevent increases of the occupancy and rental rates of our properties.

We compete with numerous developers, owners and operators of real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, results of operations, cash flow, cash available for distribution, per share trading price of our common stock or series A preferred stock and ability to satisfy our debt service obligations could be materially adversely affected.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire.

As of December 31, 2004, leases representing 1.2% of the square footage of the properties in our portfolio were scheduled to expire in 2005, and an additional 11.6% of the square footage of the properties in our portfolio was available to be leased. We cannot assure you that leases will be renewed or that our properties will be re-leased at rental rates equal to or above the current average rental rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases are scheduled to expire, our financial condition, results of operations, cash flow, cash available for distribution, per share trading price of our common stock or series A preferred stock and our ability to satisfy our debt service obligations could be materially adversely affected.

Our growth depends on external sources of capital which are outside of our control.

In order to maintain our qualification as a REIT, we are required under the Code to annually distribute at least 90% of our net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain financing on favorable terms or at all. Any additional debt we incur will increase our leverage. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash distributions; and

•	the market price per share of our common stock and series A preferred stock.

If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

Our unsecured credit facility restricts our ability to engage in some business activities.

Our unsecured credit facility contains customary negative covenants and other financial and operating covenants that, among other things:

•	restrict our and our subsidiaries’ ability to incur additional indebtedness;

•	restrict our and our subsidiaries’ ability to make certain investments;

•	restrict our and our subsidiaries’ ability to merge with another company;

•	restrict our and our subsidiaries’ ability to create, incur or assume liens;

•	restrict our ability to make distributions to our stockholders;

•	require us to maintain financial coverage ratios; and

•	require us to maintain a pool of unencumbered assets approved by the lenders.

These restrictions could cause us to default on our unsecured credit facility or negatively affect our operations and our ability to make distributions to our stockholders.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

We may co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. We will seek to maintain sufficient control of such entities to permit them to achieve our business objectives.

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts of key personnel, particularly Michael Foust, our Chief Executive Officer, A. William Stein, our Chief Financial Officer and Chief Investment Officer, and Scott Peterson, our Senior Vice President, Acquisitions. Among the reasons that they are important to our success is that each has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel. If we lost their services, our business and investment opportunities and our relationships with lenders, existing and prospective tenants and industry personnel could diminish.

Many of our other senior executives also have strong technology and real estate industry reputations, which aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants and build-to-suit prospects. While we believe that we could find replacements for all of these key personnel, the loss of their services could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants and industry personnel.

Failure to hedge effectively against interest rate changes may adversely affect results of operations.

We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. We have adopted a policy relating to the use of derivative financial instruments to hedge interest rate risks related to our borrowings. This policy governs our use of derivative financial instruments to manage the interest rates on our variable rate borrowings. Our policy states that we will not use derivatives for speculative or trading purposes and intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but we may choose to change these policies in the future. We entered into interest rate swap agreements with Keybank National Association and Bank of America for $140.3 million of our variable rate debt with an effective date as of November 26, 2004. As a result, approximately 77.3% of our total indebtedness as of December 31, 2004 was subject to fixed interest rates. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

Our properties may not be suitable for lease to traditional data center or technology office tenants without significant expenditures or renovations.

Because many of our properties contain extensive tenant improvements installed at our tenants’ expense, they may be better suited for a specific corporate enterprise data center user or technology industry tenant and could require modification in order for us to re-lease vacant space to another corporate enterprise data center user or technology industry tenant. Generally, our properties also may not be suitable for lease to traditional office tenants without significant expenditures or renovations.

Ownership of properties located outside of the United States subjects us to foreign currency and other risks which may adversely impact our ability to make distributions.

We own one property located outside of the U.S. and we have a right of first offer with respect to a second property. The ownership of properties located outside of the U.S. subjects us to foreign currency risk from potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. We expect that our principal foreign currency exposures will be to the Pound Sterling (U.K.). As a result, changes in the relation of any such foreign currency to U.S. dollars will affect our revenues and operating margins, may materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution, per share trading price of our common stock or series A preferred stock and ability to satisfy our debt obligations.

We attempt to mitigate the risk of currency fluctuation by financing our properties in the local currency denominations, although we cannot assure you that this will be effective. We may also engage in direct hedging activities to mitigate the risks of exchange rate fluctuations. If we do engage in foreign currency exchange rate hedging activities, any income recognized with respect to these hedges (as well as any foreign currency gain recognized with respect to changes in exchange rates) may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT.

Foreign real estate investments also involve certain risks not generally associated with investments in the United States. These risks include unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, potential imposition of adverse or confiscatory taxes, possible currency transfer restrictions, expropriation, difficulty in enforcing obligations in other countries and the burden of complying with a wide variety of foreign laws.

Risks Related to the Real Estate Industry

Our performance and value are subject to risks associated with real estate assets and with the real estate industry.

Our ability to pay expected dividends to our common and series A preferred stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events and conditions include:

•	local oversupply, increased competition or reduction in demand for technology-related space;

•	inability to collect rent from tenants;

•	vacancies or our inability to rent space on favorable terms;

•	inability to finance property development and acquisitions on favorable terms;

•	increased operating costs, including insurance premiums, utilities and real estate taxes;

•	costs of complying with changes in governmental regulations;

•	the relative illiquidity of real estate investments; and

•	changing submarket demographics.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which would materially adversely affect our financial condition, results of operations, cash flow, cash available for distribution, per share trading price of our common stock or series A preferred stock and ability to satisfy our debt service obligations.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to adverse changes in the performance of such properties may be limited, which may harm our financial condition. The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in national and local economic and market conditions;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•	civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes and floods, which may result in uninsured and underinsured losses.

We could incur significant costs related to government regulation and private litigation over environmental matters.

Under various laws relating to the protection of the environment, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances at that property, and may be required to investigate and clean up such contamination at that property or emanating from that property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Previous owners used some of our properties for industrial and retail purposes, so those properties may contain some level of environmental contamination. The presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability or materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral.

Some of the properties may contain asbestos-containing building materials. Environmental laws require that asbestos-containing building materials be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements. These laws may also allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.

In addition, some of our tenants, particularly those in the biotechnology and life sciences industry and those in the technology manufacturing industry, routinely handle hazardous substances and wastes as part of their operations at our properties. Environmental laws and regulations subject our tenants, and potentially us, to liability resulting from these activities or from previous industrial or retail uses of those properties. Environmental liabilities could also affect a tenant’s ability to make rental payments to us. We require our tenants to comply with these environmental laws and regulations and to indemnify us for any related liabilities.

Existing conditions at some of our properties may expose us to liability related to environmental matters.

Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of the properties in our portfolio. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey. None of the recent site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on our business, assets or results of operations. However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities or compliance concerns may have arisen after the review was completed or may arise in the future; and future laws, ordinances or regulations may impose material additional environmental liability.

We cannot assure you that costs of future environmental compliance will not affect our ability to make distributions to you or that such costs or other remedial measures will not have a material adverse effect on our business, assets or results of operations.

Our properties may contain or develop harmful mold or suffer from other air quality issues, which could lead to liability for adverse health effects and costs to remedy the problem.

When excessive moisture accumulates in buildings or on building materials, mold may grow, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants and others if property damage or health concerns arise.

We may incur significant costs complying with the Americans with Disabilities Act and similar laws.

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that as of December 31, 2004 the properties in our portfolio substantially complied with present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance. If one or more of the properties in our portfolio is not in compliance with the ADA, then we would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA and any other similar legislation, our financial condition, results of operations, cash flow, cash available for distribution, per share trading price of our common stock or series A preferred stock and our ability to satisfy our debt service obligations could be materially adversely affected.

We may incur significant costs complying with other regulations.

The properties in our portfolio are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we might incur governmental fines or private damage awards. We believe that as of December 31, 2004 the properties in our portfolio materially complied with all applicable regulatory requirements. However, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution, the per share trading price of our common stock or series A preferred stock and our ability to satisfy our debt service obligations.

Risks Related to Our Organizational Structure

Conflicts of interest may exist or could arise in the future with holders of units in our operating partnership.

Conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof, on the other. Our directors and officers have duties to our company and our stockholders under applicable Maryland law in connection with their management of our company. At the same time, we, as general partner, have fiduciary duties to our operating partnership and to the limited partners under Maryland law in connection with the management of our operating partnership. Our duties as general partner to our operating partnership and its partners may come into conflict with the duties of our directors and officers to our company and our stockholders. The partnership agreement of our operating partnership provides that for so long as we own a controlling interest in our operating partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners will be resolved in favor of our stockholders.

Unless the relevant partnership agreement provides otherwise, Maryland law generally requires a general partner of a Maryland limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the duties of good faith, fairness and loyalty.

Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents and employees, will not be liable or accountable to our operating partnership for losses sustained, liabilities incurred or benefits not derived if we, or such officer, director, agent or employee acted in good faith. In addition, our operating partnership is required to indemnify us, and our officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our operating partnership, unless it is established that (1) the act or omission was committed in bad faith, was fraudulent or was the result of active and deliberate dishonesty, (2) the indemnified party received an improper personal benefit in money, property or services or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.

The provisions of Maryland law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been resolved in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict the fiduciary duties that would be in effect were it not for the partnership agreement.

We are also subject to the following additional conflicts of interest with holders of units in our operating partnership:

We may pursue less vigorous enforcement of terms of contribution and other agreements because of conflicts of interest with GI Partners and certain of our officers. GI Partners and certain other contributors had ownership interests in the properties and in the other assets and liabilities contributed to our operating partnership in our formation and have interests in the properties on which we have rights of first offer. We, under the agreements relating to the contribution of such interests, have contractual rights to indemnification in the event of breaches of representations or warranties made by GI Partners and other contributors. In addition, GI Partners has entered into a non-competition agreement with us pursuant to which it agreed, among other things, not to engage in certain business activities in competition with us. Richard Magnuson, the Executive Chairman of our board of directors, is also, and will continue to be, the chief executive officer of the advisor to GI Partners. He, as well as certain of our other senior executives, have entered into employment agreements with us containing non-competition provisions. None of these contribution, option, right of first offer, employment and non-competition agreements was negotiated at arm’s-length. We may choose not to enforce, or to enforce less vigorously, our rights under these contribution, option, right of first offer, employment and non-competition agreements because of our desire to maintain our ongoing relationship with GI Partners and the other individuals involved.

Tax consequences upon sale or refinancing. Sales of properties and repayment of related indebtedness will have different effects on holders of common units in our operating partnership than on our stockholders. The parties who contributed the 200 Paul Avenue and 1100 Space Park Drive properties to our operating partnership would incur adverse tax consequences upon the sale of these properties and on the repayment of related debt which differ from the tax consequences to us and our stockholders. Consequently, these holders of common units in our operating partnership, including John O. Wilson, our Executive Vice President, Technology Infrastructure, may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. While we have exclusive authority under the limited partnership agreement of our operating partnership to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, any such decision would require the approval of our board of directors. Certain of our directors and executive officers could exercise their influence in a manner inconsistent with the interests of some, or a majority, of our stockholders, including in a manner which could prevent completion of a sale of a property or the repayment of indebtedness.

Our charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction.

Our charter and the articles supplementary with respect to the series A preferred stock contain 9.8% ownership limits. Our charter and the articles supplementary with respect to the series A preferred stock, subject to certain exceptions, authorize our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and limits any person to actual or constructive ownership of no more than 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of our common stock, 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of our series A preferred stock and 9.8% of the value of our outstanding capital stock. Our board of directors, in its sole discretion, may exempt a proposed transferee from the ownership limit. Our board of directors granted such an exemption with respect to the ownership of our series A preferred stock to one of the initial investors. However, our board of directors may not grant an exemption from the ownership limit to any proposed transferee whose direct or indirect ownership of more than 9.8% of the outstanding shares of our common stock, more than 9.8% of the outstanding shares of our series A preferred stock or more than 9.8% of the value of our outstanding capital stock could jeopardize our status as a REIT. These restrictions on transferability and ownership will not apply if our board of directors determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. The ownership limit may delay, defer or prevent a transaction or a change of control that might be in the best interest of our series A preferred stockholders.

We could increase the number of authorized shares of stock and issue stock without stockholder approval. Our charter authorizes our board of directors, without stockholder approval, to increase the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, to issue authorized but unissued shares of our common stock or preferred stock and, subject to series A preferred stockholder voting rights, to classify or reclassify any unissued shares of our common stock or preferred stock and to set the preferences, rights and other terms of such classified or unclassified shares. Although our board of directors has no such intention at the present time, it could establish a series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might be in the best interest of our stockholders.

Certain provisions of Maryland law could inhibit changes in control. Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could be in the best interests of our stockholders, including:

•	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations; and

•	“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

We have opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of our board of directors, and in the case of the control share provisions of the MGCL pursuant to a provision in our bylaws. However, our board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future.

The provisions of our charter on removal of directors and the advance notice provisions of the bylaws could delay, defer or prevent a transaction or a change of control of our company that might be in the best interest of our stockholders. Likewise, if our company’s board of directors were to opt in to the business combination provisions of the MGCL or the provisions of Title 3, Subtitle 8 of the MGCL, or if the provision in our bylaws opting out of the control share acquisition provisions of the MGCL were rescinded, these provisions of the MGCL could have similar anti-takeover effects. Further, our partnership agreement provides that our company may not engage in any merger, consolidation or other combination with or into another person, sale of all or substantially all of our assets or any reclassification or any recapitalization or change in outstanding shares of our common stock, unless in connection with such transaction we obtain the consent of the holders of at least 35% of our operating partnership’s common and long-term incentive units (including units held by us), and certain other conditions are met.

Our board of directors may change our investment and financing policies without stockholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Our board of directors adopted a policy of limiting our indebtedness to 60% of our total market capitalization. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the aggregate value of the units not held by us, plus the book value of our total consolidated indebtedness. However, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged which could result in an increase in our debt service and which could materially adversely affect our cash flow and our ability to make distributions. Higher leverage also increases the risk of default on our obligations.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, our charter authorizes us to obligate our company, and our bylaws require us, to indemnify our directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, your ability to recover damages from such director or officer will be limited.

Risks Related to Our Status as a REIT

Failure to qualify as a REIT would have significant adverse consequences to us and the value of our stock.

We believe we have operated and intend to continue operating in a manner that will allow us to qualify as a REIT for federal income tax purposes under the Code. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this report are not binding on the IRS or any court. If we lose our REIT status, we will face serious tax consequences that would substantially reduce our cash available for distribution for each of the years involved because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and would materially adversely affect the value of our capital stock.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. In addition, our taxable REIT subsidiaries will be subject to tax as regular corporations in the jurisdictions in which they operate, including, in the case of the entity holding Camperdown House, the United Kingdom.

To maintain our REIT status, we may be forced to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

Forward-Looking Statements

We make statements in this report that are forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward looking statements by discussions of strategy, plans or intentions.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in our markets or the technology industry;

•	general economic conditions;

•	defaults on or non-renewal of leases by tenants;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	decreased rental rates or increased vacancy rates;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our failure to successfully operate acquired properties and operations;

•	our failure to maintain our status as a REIT;

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations;

•	changes in foreign currency exchange rates; and

•	changes in real estate and zoning laws and increases in real property tax rates.

While forward-looking statements reflect our good faith beliefs, they are not guaranties of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section above entitled “—Risk Factors.”

ITEM 2.	PROPERTIES

Our Portfolio

As of December 31, 2004, we owned 24 properties through our operating partnership. These properties are located throughout the U.S., with one property located in London, England, and contain a total of approximately 5.7 million net rentable square feet. The following table presents an overview of our portfolio of properties, based on information as of December 31, 2004.

Property(1)	Metropolitan Area	Percent Ownership		Year Built/ Renovated	Net Rentable Square Feet(2)	Percent Leased	Annualized Rent(3)	Annualized Rent Per Leased Square Foot(4)
Telecommunications Infrastructure
200 Paul Avenue(11)	San Francisco	100.0%		1955/1999 & 2001	532,238	83.1%	$10,861,422	$24.55
Univision Tower	Dallas	100.0		1983	477,107	80.5	7,912,438	20.60
Carrier Center	Los Angeles	100.0		1922/1999	444,196	81.7	7,623,663	21.01
Camperdown House(5)	London, UK	100.0		1983/1999	63,233	100.0	4,016,624	63.52
1100 Space Park Drive	Silicon Valley	100.0		2001	167,951	46.6	3,525,347	45.07
36 Northeast Second Street	Miami	100.0		1927/1999	162,140	81.2	3,007,472	22.85
Burbank Data Center	Los Angeles	100.0		1991	82,911	100.0	1,414,300	17.06
VarTec Building	Dallas	100.0		1999	135,250	100.0	1,352,500	10.00

					2,065,026	81.4	39,713,766	23.63
Information Technology Infrastructure
Hudson Corporate Center	New York	100.0		1989/2000	311,950	88.7	6,911,301	24.98
Savvis Data Center	Silicon Valley	100.0		2000	300,000	100.0	5,580,000	18.60
Webb at LBJ	Dallas	100.0		1966/2000	365,449	89.0	4,484,570	13.79
AboveNet Data Center	Silicon Valley	100.0		1987/1999	179,489	97.1	4,291,595	24.63
NTT/Verio Premier Data Center	Silicon Valley	100.0		1982-83/2001	130,752	100.0	3,781,200	28.92
Brea Data Center	Los Angeles	100.0		1981/2000	68,807	100.0	1,176,600	17.10
eBay Data Center	Sacramento	75.0	(6)	1983/2000	62,957	100.0	1,133,226	18.00
AT&T Web Hosting Facility	Atlanta	100.0		1998	250,191	50.0	1,098,036	8.78

					1,669,595	87.7	28,456,528	19.44
Technology Manufacturing
Ardenwood Corporate Park	Silicon Valley	100.0		1985-86	307,657	100.0	7,624,739	24.78
Maxtor Manufacturing Facility	Silicon Valley	100.0		1991&1997(7)	183,050	100.0	3,272,934	17.88
ASM Lithography Facility(8)	Phoenix	100.0		2002	113,405	100.0	2,549,165	22.48

					604,112	100.0	13,446,838	22.26
Technology Office/ Corporate Headquarters
Comverse Technology Building	Boston	100.00		1957&1999(9)	386,956	100.0	5,891,393	15.22
100 Technology Center Drive	Boston	100.0		1989/2001	197,000	100.0	3,743,000	19.00
Granite Tower	Dallas	100.0		1999	240,065	95.5	3,431,981	14.97
Stanford Place II	Denver	98.0	(10)	1982	364,408	85.7	3,027,407	9.69
Siemens Building	Dallas	100.00		1999	125,538	100.0	1,917,505	15.27

					1,313,967	95.2	18,011,286	14.40

Portfolio Total/Weighted Average					5,652,700	88.4%	$99,628,418	$19.93

(1)	We have categorized the properties in our portfolio by their principal use based on annualized rent. However, many of our properties support multiple uses. Since December 31, 2004, we have leased approximately 20,400 additional square feet of net rentable space in our properties owned as of December 31, 2004 for a total annualized rent of approximately $0.7 million as of February 28, 2005.
(2)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease based on engineering drawings. Net rentable square feet includes tenants’ proportional share of common areas.

(3)	Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2004. This amount reflects total base rent before any one-time or non-recurring rent abatements but after annually recurring rent credits and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a full gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent.
(4)	Annualized rent per leased square foot represents annualized rent as computed above, divided by the total square footage under lease as of the same date.
(5)	Rental amounts for Camperdown House were calculated based on the exchange rate in effect on December 31, 2004 of $1.8519 per £1.00.
(6)	As of December 31, 2004, we owned a 75% tenancy-in-common interest in this property. On January 21, 2005, we purchased the remaining 25% interest in this property.
(7)	This property consists of two buildings: 1055 Page Avenue was built in 1991, and 47700 Kato Road was built in 1997.
(8)	We own the subsidiary that is party to a ground sublease covering this property. The term of the ground sublease expires on December 31, 2082.
(9)	This property consists of two buildings: 100 Quannapowitt was built in 1999, and 200 Quannapowitt was built in 1957 and has subsequently been renovated.
(10)	We indirectly own a 98% interest in a subsidiary that holds the fee simple interest in this property. An unrelated third party holds the remaining 2% interest in this subsidiary.
(11)	The building includes approximately 55,000 net rentable square feet of support space such as rooftop areas, generator pads and electrical room space for which rent is currently being charged to certain tenants.

Tenant Diversification

As of December 31, 2004 our portfolio was leased to more than 165 companies, many of which are nationally recognized firms. The following table sets forth information regarding the 15 largest tenants in our portfolio based on annualized rent as of December 31, 2004.

Tenant	Property	Lease Expiration(1)	Total Leased Square Feet		Percentage of Portfolio Square Feet	Annualized Rent	Percentage of Portfolio Annualized Rent
Savvis Communications			560,409		9.9%	$12,680,700	12.7%
	Hudson Corporate Center	Sep. 2011	234,570		4.2	6,098,820	6.1
	Savvis Data Center(2)	Sep. 2015	300,000		5.3	5,580,000	5.6
	36 Northeast Second Street	Aug. 2009	23,805		0.4	609,928	0.6
	Univision Tower	Sep. 2014	1,008		0.0	384,000	0.4
	Univision Tower	Sep. 2009	1,026		0.0	7,952	0.0
Qwest Communications International, Inc.			343,423		6.2	9,236,399	9.3
	200 Paul Avenue	Aug. 2015	65,622		1.2	2,986,143	3.0
	36 Northeast Second Street	Jan. 2014	78,540		1.4	1,586,153	1.6
	Carrier Center	Jan. 2020	68,000		1.2	1,429,855	1.4
	Burbank Data Center	Jan. 2011	82,911		1.5	1,414,300	1.4
	200 Paul Avenue	Aug. 2015	24,205		0.4	917,363	0.9
	Univision Tower	Apr. 2008	20,135		0.4	635,595	0.7
	Carrier Center	Jul. 2005	350	(3)	0.0	165,450	0.2
	Univision Tower	Apr. 2008	3,650		0.1	81,412	0.1
	1100 Space Park Drive	Aug. 2011	10	(3)	0.0	20,128	0.0
Comverse Network Systems			367,033		6.5	5,592,548	5.6
	Comverse Technology Building	Feb. 2011	166,109		3.0	2,989,962	3.0
	Comverse Technology Building	Feb. 2011	199,033		3.5	2,582,258	2.6
	Comverse Technology Building	Feb. 2011	1,891		0.0	20,328	0.0
Abgenix			131,386		2.3	4,925,265	4.9
	Ardenwood Corporate Park	Apr. 2011	73,887		1.3	3,341,135	3.4
	Ardenwood Corporate Park	Apr. 2011	33,499		0.6	648,000	0.6
	Ardenwood Corporate Park	Apr. 2011	24,000		0.4	936,130	0.9
Leslie & Godwin(4)(5)	Camperdown House	Dec. 2009	63,233		1.1	4,016,624	4.0 (6)
Verio, Inc.(7)	NTT/Verio Premier Data Center	May 2010	130,752		2.3	3,781,200	3.8
Stone & Webster, Inc.(8)	100 Technology Center Drive	Mar. 2013	197,000		3.5	3,743,000	3.8
AboveNet			131,556		2.3	3,499,536	3.5
	AboveNet Data Center	Nov. 2019	128,184		2.3	3,435,187	3.4
	Univision Tower	Apr. 2014	3,372		0.0	64,349	0.1
Maxtor Corporation	Maxtor Manufacturing Facility	Sep. 2011	183,050		3.2	3,272,934	3.3
SBC Communications	Webb at LBJ	Nov. 2010	141,663		2.5	2,773,762	2.8
Tycom Networks, Inc.	1100 Space Park Drive	Nov. 2016	59,289		1.0	2,721,041	2.7
ASM Lithography	ASM Lithography Facility	Feb. 2017	113,405		2.0	2,549,165	2.6
XO Communications			96,546		1.7	2,457,344	2.5
	200 Paul Avenue	Feb. 2015	64,907		1.2	1,852,634	1.9
	Carrier Center	Aug. 2015	29,000		0.5	467,981	0.5
	Univision Tower	Oct. 2008	2,559		0.0	92,171	0.1
	Carrier Center	Sep. 2010	80	(3)	0.0	44,558	0.0
Logitech			144,271		2.6	2,307,794	2.3
	Ardenwood Corporate Park	Mar. 2013	75,630		1.3	834,374	0.8
	Ardenwood Corporate Park	Mar. 2013	15,981		0.3	701,082	0.7
	Ardenwood Corporate Park	Mar. 2013	20,002		0.4	312,065	0.3
	Ardenwood Corporate Park	Mar. 2013	5,363		0.1	235,273	0.3
	Ardenwood Corporate Park	Mar. 2013	27,295		0.5	225,000	0.2
Equinix, Inc.	Carrier Center	Oct. 2015	129,274		2.3	2,257,142	2.3

Total			2,792,290		49.4%	$65,814,454	66.1%

(1)	Assumes the exercise of no renewal options and the exercise of all early termination options.
(2)	Microsoft Corporation subleases a portion of Savvis’ space in this building.
(3)	Telecommunications colocation space.
(4)	Leslie & Godwin is a United Kingdom subsidiary of AON Corporation.

(5)	100% of the Camperdown House property is subleased by Level 3 Communications from Leslie & Godwin through December 2009. Leslie & Godwin remains liable to us for rents under its lease. Subject to a payment by Level 3 Communications, which we can waive, Level 3 Communications is obligated to take a further lease of this property for a term expiring in 2015, subject to one five-year extension option. Including the Camperdown House sublease, Level 3 Communications occupies a total of 104,715 square feet of net rentable space in our buildings at an aggregate annualized rent of approximately $5.2 million.
(6)	Rental amounts for Camperdown House were calculated based on the exchange rate in effect on December 31, 2004 at $1.8519 per £1.00.
(7)	Verio, Inc. is a wholly owned subsidiary of Nippon Telegraph & Telephone.
(8)	Stone & Webster, Inc. is the primary operating unit of the Engineering, Construction and Maintenance segment of The Shaw Group Inc.

Lease Distribution

The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on net rentable square feet under lease as of December 31, 2004.

Square Feet Under Lease	Number of Leases	Percentage of All Leases	Total Leased Square Feet	Percentage of Portfolio Leased Square Feet	Annualized Rent	Percentage Of Portfolio Annualized Rent
Available	—	0.0%	653,233	11.6%
2,500 or less	83	36.1%	70,260	1.2%	2,865,372	2.9%
2,501-10,000	61	26.5%	318,580	5.6%	6,104,980	6.1%
10,001-20,000	26	11.3%	393,720	7.0%	7,477,402	7.5%
20,001-40,000	30	13.0%	780,346	13.8%	12,137,389	12.2%
40,001-100,000	16	7.0%	1,127,733	20.0%	27,611,805	27.7%
Greater than 100,000	14	6.1%	2,308,828	40.8%	43,431,470	43.6%
Portfolio Total	230	100.0%	5,652,700	100.0%	$99,628,418	100.0%

Lease Expirations

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2004 plus available space for each of the next ten full calendar years at the properties in our portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options and all early termination rights.

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Percentage of Portfolio Square Feet	Annualized Rent	Percentage of Portfolio Annualized Rent	Annualized Rent Per Leased Square Foot	Annualized Rent Per Leased Square Foot at Expiration	Annualized Rent at Expiration
Available		653,233	11.6%	—	0.0%	—
2005	21	68,277	1.2%	1,211,613	1.2%	$17.75	$19.87	1,356,687
2006	26	106,766	1.9%	1,893,190	1.9%	$17.73	$18.37	1,960,868
2007	29	236,423	4.2%	3,955,463	4.0%	$16.73	$18.60	4,396,679
2008	22	215,113	3.8%	3,528,161	3.5%	$16.40	$18.11	3,895,683
2009	28	381,702	6.8%	8,599,612	8.6%	$22.53	$24.29	9,270,761
2010	24	734,524	13.0%	13,048,837	13.1%	$17.77	$20.50	15,059,450
2011	22	1,099,963	19.4%	23,171,199	23.3%	$21.07	$24.38	26,814,650
2012	3	28,190	0.5%	663,683	0.7%	$23.54	$25.81	727,647
2013	11	428,140	7.6%	7,533,608	7.6%	$17.60	$20.14	8,621,662
2014	16	404,453	7.1%	6,483,890	6.5%	$16.03	$20.97	8,480,340
Thereafter(1)	28	1,295,916	22.9%	29,539,162	29.6%	$22.79	$32.87	42,598,202

Portfolio Total	230	5,652,700	100.0%	$99,628,418	100.0%	$19.93	$24.64	$123,182,629

(1)	Includes 63,233 square feet of net rentable space in Camperdown House. Property is subleased by Level 3 Communications from Leslie & Godwin, a U.K. subsidiary of AON Corporation, through December 2009. Level 3 Communications has executed a lease that will commence upon expiration of the Leslie & Godwin lease and continue through December 2014. Leslie & Godwin remain liable to us for rents under its lease.

Right of First Offer Properties

GI Partners owns interests in two technology-related properties, which were not contributed to us in connection with our initial public offering. The first is a 129,366 square foot vacant data center located in Frankfurt, Germany. The second is a data center located in Englewood, Colorado (Denver metropolitan area) with 82,229 of net rentable square feet. GI Partners has informed us that on November 15, 2004 Ameriquest Mortgage Company entered into a lease agreement for 100.0% of the net rentable square feet of this property, which commenced on February 1, 2005 for a term of seven years at an annualized net rent of approximately $1.5 million. We do not have an option to purchase either of these properties. However, we do have rights of first offer with respect to the sale of either of them by GI Partners. In January 2005, we commissioned an appraisal of the Englewood, Colorado property with a view towards negotiating the purchase of this property from GI Partners.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we may become subject to tort claims and other claims and administrative proceedings. As of December 31, 2004, we were not a party to any legal proceedings which we believe would have a material adverse effect or are material.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been listed and is traded on the NYSE under the symbol “DLR” since October 29, 2004. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated.

	High	Low	Last	Distributions
Period October 29, 2004 to December 31, 2004	$14.10	$12.00	$13.47	$0.156318

On March 15, 2005, the closing price of our common stock, as reported on the NYSE, was $14.17.

We intend to continue to declare quarterly distributions on our common stock. The actual amount and timing of distributions, however, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions.

Subject to the distribution requirements applicable to REITs under the Code, we intend, to the extent practicable, to invest substantially all of the proceeds from sales and refinancings of our assets in real estate-related assets and other assets. We may, however, under certain circumstances, make a distribution of capital or of assets. Such distributions, if any, will be made at the discretion of our board of directors. Distributions will be made in cash to the extent that cash is available for distribution.

As of March 15, 2005, there were 5 stockholders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

On November 3, 2004, we consummated our initial public offering. The shares of common stock sold in our initial public offering were registered under the Securities Act of 1933, as amended, on a Registration Statement (Registration No. 333-117865) on Form S-11 that was declared effective by the Securities and Exchange Commission on October 28, 2004. Twenty million shares of common stock registered under the Registration Statement were sold at a price to the public of $12.00 per share, generating gross proceeds of approximately $240.0 million. On November 30, 2004, we sold an additional 1,421,300 shares of our common stock as a result of the underwriters’ exercise of their over-allotment option. The gross proceeds from the sale of these additional shares totaled $17.1 million. The net proceeds to us from both sales was approximately $230.8 million after deducting an aggregate of $18.0 million in underwriting discounts and commissions paid to the underwriters and $8.3 million in other expenses incurred in connection with our initial public offering. All of the shares of common stock were sold by us and there were no selling stockholders in our initial public offering. Upon the closing of the sale of these additional shares, our initial public offering terminated.

In addition, concurrently with or shortly after the completion of our initial public offering, our operating partnership or the property-owning entities used the fee simple interests in seven properties to secure approximately $213.0 million of new mortgage loans.

We used the net proceeds from our initial public offering, the new mortgage loans and $31.4 million in borrowings under our unsecured revolving credit facility to:

•	purchase 6,810,036 operating partnership units issued in connection with certain formation transactions, and an additional 1,421,300 units in connection with the underwriters’ exercise of their over-allotment option, from the investors in GI Partners at a price per unit equal to the per share public offering price of our common stock in the offering, net of underwriting discounts and commissions and advisory fees payable to the underwriters, or $76.0 million and $15.9 million in the aggregate, respectively;

•	pay the $15.0 million cash portion of the consideration to acquire the 200 Paul Avenue and 1100 Space Park Drive properties;

•	acquire the 75% interest in the eBay Data Center property upon completion of our initial public offering and the remaining 25% interest therein in early 2005 for a total of $13.7 million;

•	repay approximately $243.7 million under a bridge loan facility with an affiliate of Citigroup Global Markets Inc.; and

•	repay an aggregate of approximately $110.3 million of mortgage loans, other secured loans and notes payable under GI Partners’ line of credit, including prepayment penalties.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and operating data on an historical basis for our company and on a combined historical basis for our company’s Predecessor. The Predecessor is comprised of the real estate activities and holdings of GI Partners related to the properties in our portfolio. We have not presented historical information for the Company for periods prior to the consummation of our initial public offering because we did not have any corporate activity until the completion of our initial public offering other than the issuance of shares of common stock in connection with the initial capitalization of our company, and because we believe that a discussion of the results of the Company would not be meaningful. The Predecessor’s combined historical financial information includes:

•	the wholly owned real estate subsidiaries and majority-owned real estate joint ventures that GI Partners contributed to our operating partnership in connection with our initial public offering;

•	an allocation of GI Partners’ line of credit to the extent that borrowings and related interest expense relate to (1) borrowings to fund acquisitions of the properties in our portfolio and (2) borrowings to pay asset management fees paid by GI Partners that were allocated to the properties in our portfolio; and

•	an allocation of the asset management fees paid to a related party and incurred by GI Partners, along with an allocation of the liability for any such fees that were unpaid as of December 31, 2003 and an allocation of GI Partners’ general and administrative expenses.

The following data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

The Company and the Company Predecessor

(Amounts in thousands, except share data)

	The Company	The Predecessor
	Period from November 3, 2004 through December 31, 2004	Period from January 1, 2004 through November 2, 2004	Year Ended December 31,		Period from February 28, 2001 (inception) through December 31, 2001
			2003	2002
Statement of Operations Data:
Rental revenues	$21,232	$67,876	$50,099	$21,203	$—
Tenant reimbursements	4,083	12,146	8,661	3,894	—
Other revenues	30	1,754	4,328	458	12

Total revenues	25,345	81,776	63,088	25,555	12

Rental property operating and maintenance expenses	5,173	13,801	8,624	4,997	—
Property taxes	2,085	7,249	4,688	2,755	—
Insurance	472	1,403	626	83	—
Interest expense	5,547	18,914	10,091	5,249	—
Asset management fees to related party	—	2,655	3,185	3,185	2,663
Depreciation and amortization expense	7,373	24,025	16,295	7,659	—
General and administrative expenses	20,725	292	329	249	—
Net loss from early extinguishment of debt	283	—	—	—	—
Other expenses	57	2,748	2,459	1,249	107

Total expenses	41,715	71,087	46,297	25,426	2,770

Income (loss) before minority interests	(16,370)	10,689	16,791	129	(2,758)
Minority interests in consolidated joint ventures	13	(37)	149	190	—
Minority interests in operating partnership	(10,214)	—	—	—	—

Net income (loss)	$(6,169)	$10,726	$16,642	$(61)	$(2,758)

Per Share Data:
Loss per share—basic and diluted	$(0.30)	$—	$—	$—	$—
Weighted average common shares outstanding—basic and diluted	20,770,875	—	—	—	—

	The Company	The Predecessor
	December 31, 2004	December 31,
		2003	2002	2001
Balance Sheet Data
Investments in real estate, net	$787,412	$391,737	$217,009	$—
Total assets	1,013,287	479,698	269,836	1,893
Notes payable under line of credit	44,000	44,436	53,000	—
Notes payable under bridge loan	—	—	—	—
Mortgages and other secured loans	475,498	253,429	103,560	—
Total liabilities	584,229	328,303	183,524	903
Minority interests in consolidated joint ventures	997	3,444	3,135	—
Minority interests in operating partnership	254,862	—	—	—
Stockholders’/owner’s equity	173,199	147,951	83,177	990
Total liabilities and stockholders’/owner’s equity	1,013,287	479,698	269,836	1,893

	The Company and the Predecessor	The Predecessor
	Year Ended December 31, 2004	Year Ended December 31,		Period from February 28, 2001 (inception) through December 31, 2001
		2003	2002
Cash flows from (used in):
Operating activities	$44,638	$27,628	$9,645	$(1,867)
Investing activities	(371,277)	(213,905)	(164,755)	(1,881)
Financing activities	326,022	187,873	158,688	3,748

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Where appropriate, the following discussion includes analysis of the effects of our initial public offering, the formation transactions and related refinancing transactions and certain other transactions. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-K entitled “Forward-Looking Statements.” Certain risk factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the sections in this report entitled “Risk Factors” and “Forward-Looking Statements.”

Overview

Our company. We completed our initial public offering, or IPO, of common stock on November 3, 2004. We expect to qualify as a REIT for federal income tax purposes beginning with our initial taxable period ended December 31, 2004. Our company was formed on March 9, 2004. During the period from our formation until we commenced operations in connection with the completion of our IPO, we did not have any corporate activity other than the issuance of shares of common stock in connection with the initial capitalization of our company. Because we believe that a discussion of the results of our company prior to the completion of our IPO would not be meaningful, we have set forth below a discussion of historical combined operations for our company and our company’s Predecessor and as such, any reference in the Management’s Discussion and Analysis of Financial Condition and Results of Operations to “our,” “we” and “us” in this Item 7 includes the Predecessor.

Business and strategy. Our primary business objectives are to maximize sustainable long-term growth in earnings, funds from operations and cash flow per share and maximize returns to our stockholders. We expect to achieve our objectives by focusing on our core business of investing in technology-related real estate. We target high quality, strategically located properties containing applications and operations critical to the day-to-day operations of corporate enterprise data center and technology industry tenants. We focus on regional, national and international tenants, which require technology real estate and that are leaders in their respective areas. Most of our properties contain fully redundant electrical supply systems, multiple power feeds, above-standard electrical HVAC systems, raised floor areas to accommodate computer cables and below-floor cooling systems, extensive in-building communications cabling and high-level security systems. We focus solely on technology-related real estate because we believe that the growth in corporate enterprise data center adoption and the technology industry generally will be superior to that of the overall economy.

Since the acquisition of our first property in 2002 and through December 31, 2004, we acquired an aggregate of 24 technology-related real estate properties with 5.7 million net rentable square feet. Through March 31, 2005, we acquired two additional technology-related properties, with approximately 635,329 net rentable square feet and are under contract to acquire an additional two properties with approximately 982,090 net rentable square feet. We have developed detailed, standardized procedures for evaluating acquisitions to ensure that they meet our financial and other criteria. We expect to continue to acquire additional assets as a key part of our growth strategy. We intend to aggressively manage and lease our assets to increase their cash flow.

We may acquire properties subject to existing mortgage financing and other indebtedness or to new indebtedness, which may be incurred in connection with acquiring or refinancing these investments. Debt service on such indebtedness will have a priority over any dividends with respect to our common stock and our series A preferred stock. We intend to limit our indebtedness to 60% of our total market capitalization and, based on the closing price of our common stock on December 31, 2004 of $13.47, our ratio of debt to total market capitalization was approximately 42.1% as of December 31, 2004. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the aggregate value of the units not held by us, plus the book value of our total consolidated indebtedness.

Revenue Base. As of December 31, 2004, we owned 24 properties through our operating partnership. These properties are located throughout the U.S., with one property located in London, England, and contain a total of approximately 5.7 million net rentable square feet. We acquired our first portfolio property in January 2002, an additional four properties through December 31, 2002, eight properties during the year ended December 31, 2003 and eleven properties during the year ended December 31, 2004. As of December 31, 2004, the properties in our portfolio were approximately 88.4% leased at an average annualized rent per leased square foot of $19.93. Since our tenants generally fund capital improvements, our lease terms are generally longer than standard commercial leases. At December 31, 2004, our average lease term was 12.5 years, with an average of 7.4 years remaining. Our lease expirations through 2007 are only 7.3% of net rentable square feet or 7.1% of aggregate annualized rent as of December 31, 2004.

Operating expenses. Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs, as well as rental expenses on our ground lease. For our Predecessor, a significant portion of the general and administrative type expenses have been reflected in the asset management fees that were paid to GI Partners’ related-party asset manager. The asset management fees were based on a fixed percentage of capital commitments made by the investors in GI Partners, a portion of which have been allocated to our Predecessor. Since the consummation of our IPO, our asset management function has been internalized and we are incurring the majority of our general and administrative expenses directly. We have entered into a transition services agreement with CB Richard Ellis Investors with respect to transitional accounting and other services. In addition, as a public company, we are incurring significant legal, accounting and other expenses related to corporate governance, Securities and Exchange Commission reporting and compliance with the various provisions of Sarbanes-Oxley Act of 2002. In addition, we rely on third-party property managers for most of our properties. As of December 31, 2004, seven of our properties were managed by affiliates of CB Richard Ellis, an affiliate of GI Partners.

Formation Transactions. In connection with the completion of our IPO, our operating partnership received contributions of direct and indirect interests in the majority of the properties in our portfolio in exchange for consideration that included cash, assumption of debt, and an aggregate of 38,262,206 units in our operating partnership (with the cash, assumed debt and units having an aggregate value of $1,097.7 million based on the IPO price per share of $12.00).

We accounted for the ownership interests contributed to us by GI Partners in exchange for a partnership interest in our operating partnership as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the assets and liabilities contributed by GI Partners are accounted for by our operating partnership at GI Partners’ historical cost. We utilized purchase accounting to account for the acquisition of ownership interests in 200 Paul Avenue and 1100 Space Park Drive, which were contributed to us by third parties in exchange for interests in our operating partnership, cash and the assumption of debt and the 10% minority ownership interest in Univision Tower, which was contributed to us by our joint venture partner in exchange for an interest in our operating partnership and the repayment of debt. Accordingly, the purchase price for these interests, which are equal to the value of the operating partnership units that we issued in exchange plus cash paid and debt assumed, were allocated to the assets acquired and liabilities assumed based on the fair value of the assets and liabilities.

Factors Which May Influence Future Results of Operations

Rental income. The amount of net rental income generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. As of December 31, 2004, the occupancy rate in the properties in our portfolio was approximately 88.4% of our net rentable square feet. The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. In addition, one of our strategies is to convert approximately 197,310 net rentable square feet of data center space with extensive installed tenant improvements that is, or shortly will be, available for lease to multi-tenant colocation use in order to allow us to lease small spaces at rates that are significantly higher than prevailing market rates for other uses. Negative trends in one or more of these factors could adversely affect our rental income in future periods. Future economic downturns or regional downturns affecting our submarkets or downturns in the technology industry that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental income will also partially depend on our ability to acquire additional technology-related real estate that meets our investment criteria. One of our tenants, VarTec Telecom, Inc. filed for Chapter 11 bankruptcy protection on November 1, 2004. VarTec Telecom, Inc. occupies 135,000 rentable square feet at our Carrollton, Texas property and 8,632 rentable square feet at our Univision Tower property in Dallas, Texas. We are closely monitoring their status and we believe our properties provide a favorable opportunity for consolidation of their operations. On August 3, 2004, prior to our acquisition of 200 Paul Avenue, Universal Access Inc. filed for Chapter 11 bankruptcy protection. Both tenants are current on their rental obligations.

Scheduled lease expirations. Our ability to re-lease expiring space will impact our results of operations. In addition to approximately 653,000 square feet of available space in our portfolio as of December 31, 2004, leases representing approximately 1.2% and 1.9% of the square footage of our portfolio are scheduled to expire during the 12-month periods ending December 31, 2005 and 2006, respectively. The leases scheduled to expire in the 12-month periods ending December 31, 2005 and 2006 represent approximately 1.2% and 1.9%, respectively, of our total annualized base rent.

Conditions in significant markets. As of December 31, 2004, our portfolio was geographically concentrated in the Boston, Dallas, Los Angeles, New York, San Francisco and Silicon Valley metropolitan markets; these markets provided 9.7%, 19.2%, 10.3%, 6.9%, 10.9%, and 28.2%, respectively, of the annualized rent of the properties in our portfolio. Subsequent to December 2004, we acquired or are under contract to acquire properties in Philadelphia and Chicago that will account for significant portions of our future annualized rent. Positive or negative changes in conditions in our significant markets will impact our overall performance. The Dallas, San Francisco and Silicon Valley metropolitan real estate markets were adversely affected by the recent downturn in the technology industry, and continue to stabilize as the technology industry and broader, economy rebound. The majority of the 3.1% of net rentable square feet of our portfolio as of December 31, 2004, that is subject to expiration in the 24 months ending December 31, 2006 is in Denver. The Denver metropolitan real estate market was also adversely affected by the recent downturn in the technology industry. We believe that the Denver leasing market appears to be stabilizing, with recent positive absorption of space.

Operating expenses. Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs, as well as rental expenses on our ground lease. We are also incurring general and administrative expenses, including expenses relating to the internalization of our asset management function, as well as significant legal, accounting and other expenses related to corporate governance, Securities and Exchange Commission reporting and compliance with the various provisions of the Sarbanes-Oxley Act. Increases or decreases in such operating expenses will impact our overall performance. As a newly public company, we are incurring additional operating expenses as we internalize our asset management function and begin to incur the majority of our expenses directly.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated and combined financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our financial statements included elsewhere in this report. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date on the front cover of this report.

Investments in Real Estate

Acquisition of real estate. The price that we pay to acquire a property is impacted by many factors including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to us. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. Our allocation methodology is summarized in Note 2 to our consolidated and combined financial statements. These allocation assessments have a direct impact on our results of operations. For example, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time. This potential effect occurs because the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to above or below market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in our combined statements of operations.

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

Revenue Recognition

Rental income is recognized using the straight-line method over the terms of the tenant leases. Deferred rents included in our balance sheets represent the aggregate excess of rental revenue recognized on a straight-line basis over the rental revenue that would be recognized under the terms of the leases. Our leases generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants. As discussed above, we recognize amortization of the value of acquired above or below market tenant leases as a reduction of rental income in the case of above market leases or an increase to rental revenue in the case of below market leases.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the years ended December 31, 2004, 2003 and 2002. We have combined the results of operations for the period from November 3, 2004 through December 31, 2004 and the period from January 1, 2004 through November 2, 2004 to provide a meaningful comparison to the results of operations for the year ended December 31, 2003.

The following table identifies each of the properties in our portfolio acquired through December 31, 2004. Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of such growth, a period-to-period comparison of our financial performance focuses primarily on the impact on our revenues and expenses resulting from the new property additions to our portfolio. On a “same store” property basis, our revenues and expenses have remained substantially stable as a result of the generally consistent occupancy rates at our properties.

			Occupancy Rate
Acquired Properties	Acquisition Date	Net Rentable Square Feet	December 31, 2004	December 31, 2003	December 31, 2002
Year Ended December 31, 2002
36 Northeast Second Street	Jan. 2002	162,140	81.2%	95.7%	95.7%
Univision Tower	Jan. 2002	477,107	80.5	84.1	82.2
Camperdown House	July 2002	63,233	100.0	100.0	100.0
Hudson Corporate Center	Nov. 2002	311,950	88.7	88.7	100.0
NTT/Verio Premier Data Center	Dec. 2002	130,752	100.0	100.0	100.0

Subtotal		1,145,182

Year Ended December 31, 2003
Ardenwood Corporate Park	Jan. 2003	307,657	100.0	80.7	—
VarTec Building	Jan. 2003	135,250	100.0	100.0	—
ASM Lithography Facility	May 2003	113,405	100.0	100.0	—
AT&T Web Hosting Facility	June 2003	250,191	50.0	50.0	—
Brea Data Center	Aug 2003	68,807	100.0	100.0	—
Granite Tower	Sept 2003	240,065	95.5	98.9	—
Maxtor Manufacturing Facility	Sept 2003	183,050	100.0	100.0	—
Stanford Place II	Oct 2003	364,408	85.7	79.8	—

Subtotal		1,662,833

Year Ended December 31, 2004
100 Technology Center Drive	Feb 2004	197,000	100.0	—	—
Siemens Building	April 2004	125,538	100.0	—	—
Carrier Center	May 2004	444,196	81.7	—	—
Savvis Data Center	May 2004	300,000	100.0	—	—
Comverse Technology Building	June 2004	386,956	100.0	—	—
Webb at LBJ	Aug 2004	365,449	89.0	—	—
AboveNet Data Center	Sept 2004	179,489	97.1	—	—
eBay Data Center	Oct 2004	62,957	100.0	—	—
200 Paul Avenue	Nov 2004	532,238	83.1	—	—
1100 Space Park Drive	Nov 2004	167,951	46.6	—	—
Burbank Data Center	Dec 2004	82,911	100.0	—	—

Subtotal		2,844,685

Total		5,652,700

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

As of December 31, 2004, our portfolio consisted of 24 properties with an aggregate of 5.7 million net rentable square feet compared to a portfolio consisting of 13 properties with an aggregate of 2.8 million net rentable square feet as of December 31, 2003. The increase in our portfolio reflects the acquisition of eleven properties with an aggregate of approximately 2.9 million net rentable square feet in 2004, bringing the total number of properties from 13 as of December 31, 2003 to 24 as of December 31, 2004.

Total revenues increased $44.0 million, or 69.7%, to $107.1 million for the year ended December 31, 2004 compared to $63.1 million for the year ended December 31, 2003. Rental revenue increased $39.0 million, or 77.8%, to $89.1 million for the year ended December 31, 2004 compared to $50.1 million for the year ended December 31, 2003. Revenues from tenant reimbursements increased $7.5 million, or 86.2%, to $16.2 million for the year ended December 31, 2004 compared to $8.7 million for the year ended December 31, 2003. The increase in rental and tenant reimbursements revenue was primarily due to the eleven properties added to our portfolio during 2004 along with a full year of revenue earned in 2004 attributed to our 2003 acquisitions.

The decrease in other revenue of $2.5 million, or 58.1%, to $1.8 million for the year ended December 31, 2004 compared to $4.3 million for the year ended December 31, 2003 was primarily due to a decrease in early lease termination fees.

Total expenses increased $66.5 million, or 143.6%, to $112.8 million for the year ended December 31, 2004 compared to $46.3 million for the year ended December 31, 2003. The increase in total expenses was primarily due to eleven properties being added to our portfolio during 2004 along with a full year of expenses incurred in 2004 for our 2003 acquisitions resulting in increases in rental property operating and maintenance expense, interest expense, depreciation and amortization expense and general and administrative expense. The increase in total expenses was also due to expenses incurred in connection with the completion of our IPO and the related formation transactions.

Rental property operating and maintenance expense increased $10.4 million, or 120.9%, to $19.0 million for the year ended December 31, 2004 compared to $8.6 million for the year ended December 31, 2003. Rental property operating and maintenance expenses included $1.1 million and $0.4 million in 2004 and 2003, respectively, paid to affiliates of CB Richard Ellis Investors for property management and other fees. The increase is primarily due to the acquisition of the 11 properties described above.

Interest expense increased $14.4 million, or 142.6%, to $24.5 million for the year ended December 31, 2004 compared to $10.1 million for the year ended December 31, 2003. The increase was associated with new mortgage and other secured debt incurred primarily in connection with the properties added to our portfolio. Interest expense also included $3.1 million of amortization of deferred financing costs related to notes payable under our bridge loan. The increase in interest related to property acquisitions was partially offset by a reduction in interest related to loans repaid or refinanced in connection with the completion of our IPO.

Depreciation and amortization expense increased $15.1 million, or 92.6%, to $31.4 million for the year ended December 31, 2004 compared to $16.3 million for the year ended December 31, 2003. The increase is primarily due to the acquisition of the eleven properties along with a full year of depreciation and amortization incurred in 2004 for our 2003 acquisitions.

General and administrative expense increased $20.7 million to $21.0 million for the year ended December 31, 2004 compared to $0.3 million for the year ended December 31, 2003. The increase was primarily due to $17.9 million of compensation expense recorded upon completion of our IPO related to fully-vested long-term incentive units granted in connection with the IPO and due to general and administrative expenses incurred from November 3, 2004 through December 31, 2004. Prior to the completion of our IPO, general and administrative expenses were incurred by our Predecessor’s related party asset manager and our Predecessor incurred an asset management fee, which is included separately in our combined statement of operations. Additionally, as a public company, we are incurring significant legal, accounting and other costs related to corporate governance, Securities and Exchange Commission reporting and other public company overhead. In addition, in 2004, we also incurred title insurance and consulting costs related to our IPO that were not considered offering costs or costs that could be capitalized. Accordingly, they were expensed in full in 2004. We expect to continue to incur significant general and administrative expenses as we internalize our accounting functions, partially related to increased headcount.

Other expenses are primarily comprised of write-offs of the carrying amounts for deferred tenant improvements, acquired in place lease value and acquired above and below market lease values as a result of the early termination of tenant leases. The total amount of such write-offs for the year ended December 31, 2004 is comparable to the total for the year ended December 31, 2003 despite the decrease in lease termination revenue, because not all 2004 early terminations resulted in termination fees.

For the years ended December 31, 2004 and 2003 the monthly asset management fee to a related party was based on a fixed percentage of capital commitments by the investors in GI Partners, a portion of which was allocated to the Company Predecessor. Effective as of the completion of our IPO, no such fees are allocated to us.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

As of December 31, 2003, our portfolio consisted of 13 properties with an aggregate of approximately 2.8 million net rentable square feet compared to a portfolio consisting of five properties with an aggregate of approximately 1.1 million net rentable square feet as of December 31, 2002. The increase in our portfolio reflects the acquisition of eight properties with an aggregate of approximately 1.7 million net rentable square feet.

Total revenue increased $37.5 million, or 146.5%, to $63.1 million for the year ended December 31, 2003 compared to $25.6 million for the year ended December 31, 2002. Rental revenue increased $28.9 million, or 136.3%, to $50.1 million for the year ended December 31, 2003 compared to $21.2 million for the year ended December 31, 2002. Revenues from tenant reimbursements increased $4.8 million, or 123.1%, to $8.7 million for the year ended December 31, 2003 compared to $3.9 million for the year ended December 31, 2002. The increase in rental and tenant reimbursement revenues was primarily due to the properties added to our portfolio during the latter part of 2002 and the year ended December 31, 2003. Other revenues increased $3.8 million to $4.3 million for the year ended December 31, 2003 compared to $0.5 million for the year ended December 31, 2002. This increase was primarily due to an early lease termination fee recognized during the year ended December 31, 2003.

Total expenses increased $20.9 million, or 82.3%, to $46.3 million for the year ended December 31, 2003 compared to $25.4 million for the year ended December 31, 2002. The increase was primarily due to the increase in expenses related to properties added to our portfolio during the latter part of 2002 and the year ended December 31, 2003. The increase in total expenses includes an increase in interest expense of $4.9 million to $10.1 million for the year ended December 31, 2003 compared to $5.2 million for the year ended December 31, 2002 associated with new mortgage and other secured debt incurred in connection with the properties in our portfolio. Other expenses of $2.5 million and $1.2 million for the years ended December 31, 2003 and 2002, respectively, primarily consist of write-offs of the carrying amounts for deferred tenant improvements, acquired in place lease value and acquired above and below market lease values as a result of the early termination of tenant leases in each year. During the years ended December 31, 2003 and 2002, the asset management fee to a related party remained constant as this fee was based on a fixed percentage of capital commitments by the investors in GI Partners, a portion of which have been allocated to the Digital Realty Predecessor.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

As of December 31, 2004, we had $4.6 million of cash and cash equivalents, excluding $14.2 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements and leasing reserves.

Our short term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments to our stockholders required to maintain our REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, restricted cash accounts established for certain future payments, the proceeds of the offering of our series A preferred stock, which was completed on February 9, 2005, and by drawing upon our unsecured credit facility.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of December 31, 2004, we had commitments under leases in effect for $1.8 million of tenant improvement costs and leasing commissions, including $1.6 million in 2005 and $0.2 million in 2006. We also expect to incur costs of recurring capital improvements for our properties. Our nonrecurring capital expenditures are discretionary and vary substantially from period to period. 833 Chestnut Street, which we acquired in March 2005, contains 107,563 square feet of vacant space in shell condition. Lakeside Technology Center, which we are under contact to acquire, contains approximately 250,000 square feet of additional vacant space in shell condition. Depending on demand in these buildings, we may incur significant tenant improvement costs to build these spaces out.

As of December 31, 2004, we owned approximately 197,310 net rentable square feet of data center space with extensive installed tenant improvements that we may convert to multi-tenant colocation use during the next two years rather than lease such space to large single tenants. We estimate that the cost to convert this space will be approximately $10 - $15 per square foot, on average. We may also spend additional amounts in the next two years related to the build-out of unimproved space for colocation use, depending on tenant demand; however, we currently have no commitments to do so. The cost to build out such unimproved space will vary based on the size and condition of the space.

In connection with the consummation of our IPO on November 3, 2004, our operating partnership entered into a new $200.0 million unsecured revolving credit facility. Borrowings under the facility bear interest at a rate based on LIBOR plus a premium ranging from 1.375% to 1.750%, depending on our operating partnership’s overall leverage. The facility matures in November 2007, subject to a one-year extension option. We intend to use available borrowings under the unsecured credit facility to, among other things, finance the acquisition of future properties (including, potentially, the right of first offer properties), to fund tenant improvements and capital expenditures, and to provide for working capital and other corporate purposes.

In February 2005, we completed the offering of 4.14 million shares of our 8.5% series A preferred stock for total net proceeds, after underwriting discounts and estimated expenses, of $99.3 million, including the proceeds from the exercise of the underwriters’ over-allotment option. We used the net proceeds from this offering to reduce borrowings under our unsecured credit facility, acquire two properties in March 2005 as described below and for investment and general corporate purposes.

In March 2005, we completed the acquisition of two properties, 833 Chestnut Street in Philadelphia, Pennsylvania and MAPP Building in Minneapolis, Minnesota. The aggregate purchase price for these properties was approximately $74.6 million, which was paid from the proceeds of our offering of series A preferred stock described above.

In March 2005, we entered into a purchase and sale agreement to acquire Lakeside Technology Center for an aggregate purchase price of approximately $142.6 million. The seller can earn an additional $20.0 million by obtaining a change in the real estate tax classification prior to December 31, 2006. We also entered into a separate purchase and sale agreement to acquire Printers’ Square in Chicago, Illinois for an aggregate purchase price of approximately $37.5 million. We initially intend to fund the purchase prices and the contingent fee, if applicable, with borrowings under our unsecured credit facility, or a combination of borrowings under the credit facility and secured long-term debt.

We expect to meet our long-term liquidity requirements to pay for scheduled debt maturities and to fund property acquisitions and non-recurring capital improvements with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities. We also may fund future property acquisitions and non-recurring capital improvements using our unsecured credit facility pending permanent financing. We are currently in negotiations with the lenders under our unsecured credit facility to increase the size of the facility.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred stockholders, common stockholders and unit holders from cash flow from operating activities. All such distributions are at the discretion of our board of directors. We may be required to use borrowings under the credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our status as a REIT.

On December 14, 2004, we declared a dividend to common stockholders of record and our operating partnership declared a distribution to common share unit holders of record, in each case as of December 31, 2004, totaling approximately $8.3 million, or $0.156318 per common share, common unit and long-term incentive unit, covering the period from the consummation of our IPO on November 3, 2004 through December 31, 2004. The dividend and distribution were paid on January 14, 2005. The dividend was equivalent to an annual rate of $0.975 per common share and unit, including long-term incentive units, which achieved full parity with common units on February 9, 2005.

On February 14, 2005, we declared a dividend on our series A preferred stock of $0.30694 per share for the period from February 9, 2005 through March 31, 2005, payable on March 31, 2005 to the holders of record on March 15, 2005. The dividend is equivalent to an annual rate of $2.125 per preferred share.

On February 14, 2005, we also declared a dividend on our common stock, and caused our operating partnership to declare a distribution on its common units, of $0.24375 per share, covering the period from January 1, 2005 through March 31, 2005. The dividend is equivalent to an annual rate of $0.975 per common share and common unit.

Commitments and Contingencies

The following table summarizes our contractual obligations as of December 31, 2004, including the maturities and scheduled principal on our secured debt and unsecured credit facility debt, and provides information about the commitments due in connection with our ground lease, tenant improvement and leasing commissions (in thousands):

Obligation	Total	2005	2006-2007	2008-2009	Thereafter
Long-term debt principal payments(1)	$519,498	$15,692	$216,495	$143,936	$143,375
Ground lease(2)	10,786	241	482	482	9,581
Tenant improvements and leasing commissions	1,792	1,570	222	—	—

Total	$532,076	$17,503	$217,199	$144,418	$152,956

(1)	Includes $44.0 million of borrowings under our unsecured credit facility, which matures in November 2007.
(2)	After February 2036, rent for the remaining term of the ASM Lithography Facility ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information.

We are party to interest rate swap agreements with Keybank National Association and Bank of America for approximately $140.3 million of our variable rate debt, of which $140.2 million was outstanding as of December 31, 2004. Under these swaps, we receive variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

At December 31, 2004, we had approximately $519.5 million of outstanding consolidated long-term debt as set forth in the table below. Our ratio of debt to total market capitalization was approximately 42.1% (based on the closing price of our common stock on December 31, 2004 of $13.47). As of December 31, 2004 approximately $258.0 million of our outstanding long-term debt is variable rate debt: however, we have interest rate swap agreements for approximately $140.2 million of our variable rate debt leaving $117.8 million as unhedged variable debt. As a result, approximately 77.3% of our total indebtedness was subject to fixed interest rates and 22.7% to variable interest rates as of December 31, 2004.

The table below summarizes our debt, at December 31, 2004 (in millions):

Debt Summary:
Fixed rate	$261.5
Variable rate—hedged by interest rate swaps	140.2

Total fixed rate	401.7
Variable rate—unhedged	117.8

Total	$519.5

Percent of Total Debt:
Fixed rate	77.3%
Variable rate	22.7%

Total	100%

Effective Interest Rate at End of Year
Fixed rate	5.68%
Variable rate—unhedged	5.57%
Effective interest rate	5.66%

The variable rate debt shown above bears interest at an interest rate based on 1-month, 3-month and 6-month LIBOR rates, depending on the agreement governing the debt. The debt secured by our properties at December 31, 2004 had a weighted average term to initial maturity of approximately 5.0 years (approximately 5.7 years assuming exercise of extension options).

The following table sets forth information with respect to our indebtedness as of December 31, 2004, but does not give effect to the approximately $140.2 million in interest rate swap agreements (in thousands):

Properties	Interest Rate		Principal Amount		Annual Debt Service(1)	Maturity Date	Balance at Maturity(2)
100 Technology Center Drive—Mortgage	LIBOR + 1.70%		$20,000		$820	Apr. 1, 2009	$20,000
200 Paul Avenue—Mortgage	LIBOR + 3.17%		46,749		4,488	Jul. 1, 2006(3)	43,794
Ardenwood Corporate Park, NTT/Verio Premier Data Center, VarTec Building—Mortgage	LIBOR + 1.59%		43,000		1,716	Aug. 9, 2006(4)	43,000
Ardenwood Corporate Park, NTT/Verio Premier Data Center, VarTec Building—Mezzanine	LIBOR + 5.75%		22,000		1,793	Aug. 9, 2006(4)	22,000
AT&T Web Hosting Facility—Mortgage	LIBOR + 1.85%		8,775		373	Dec. 1, 2006(3)	8,775
Camperdown House—Mortgage	6.85%		22,672	(5)	3,206	Oct. 31, 2009	13,479
Carrier Center—Mortgage	LIBOR + 4.25	%(6)	25,964		2,181	Nov. 11, 2007(7)	24,713
Granite Tower—Mortgage	LIBOR + 1.20%		21,645		1,301	Jan. 1, 2009	19,530
Maxtor Manufacturing Facility—Mortgage	LIBOR + 2.25%		17,965		1,235	Dec. 31, 2006(3)	17,186
Stanford Place II—Mortgage	5.14%		26,000		1,336	Jan. 10, 2009	26,000
Univision Tower—Mortgage(8)	6.04%		57,943		4,191	Nov. 6, 2009	54,075
eBay Data Center Bridge Loan	LIBOR + 2.00%		7,950		42	Aug. 11, 2005	7,950
Secured Term Debt(9)	5.65%		154,835		10,735	Nov. 11, 2014	128,765
Unsecured Credit Facility(10)	LIBOR + 1.625%		44,000		2,204	Nov. 3, 2007	44,000

Total			$519,498				$473,267

(1)	Annual debt service for floating rate loans is calculated based on the 1-month, 3-month and 6-month LIBOR rates at December 31, 2004, which were 2.40%, 2.56% and 2.78%, respectively.
(2)	Assuming no payment has been made on the principal in advance of its due date.
(3)	Two one-year extensions are available.
(4)	A 13-month extension and a one-year extension are available.
(5)	Based on our hedged exchange rate of $1.6083 to £1.00.
(6)	Subject to a 2.5% LIBOR floor.
(7)	A one-year extension option is available.
(8)	The Univision Tower loan is also secured by a $5.0 million letter of credit.
(9)	This amount represents mortgage debt secured by our interests in 36 Northeast Second Street, Brea Data Center, Comverse Technology Building, Hudson Corporate Center, Siemens Building, and Webb at LBJ. Each of the six loans are cross-collateralized by the six properties.
(10)	The interest rate under our unsecured credit facility equals LIBOR plus a margin of between 1.375% to 1.750% based on our leverage ratio and also includes a base rate option of 0.375% - 0.750%. There is also a fee for the unused portion of the credit facility.

Unsecured Credit Facility. We have a three-year, $200.0 million unsecured revolving credit facility that expires November 3, 2007. Our credit facility has a borrowing limit based upon a percentage of the value of the unsecured properties included in the facility’s borrowing base. Approximately $44.0 million was drawn under this facility as of December 31, 2004 and approximately $53.9 million of this credit facility remained available pursuant to the terms of this facility. Subsequent to the acquisitions of 833 Chestnut Street and MAPP Building, on March 17, 2005 there was approximately $26.0 million of the credit facility drawn and $71.9 million available for future borrowings. We intend to fund the purchase prices of Lakeside Technology Center and Printers’

Square with borrowings under the credit facility or a combination of borrowings under the credit facility and secured debt. We may be required to include Lakeside Technology Center and/or Printers’ Square in the unsecured borrowing base in order to borrow sufficient funds under the revolving credit facility. The unsecured credit facility has a one-year extension option. The credit facility contains covenants common for credit facilities of this type, including limitations on our and our subsidiaries’ ability to incur additional indebtedness, make certain investments or merge with another company, limitations on our ability to make distributions to our stockholders and other restricted payments, and requirements for us to maintain financial coverage ratios and maintain a pool of unencumbered assets.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of interest rate cap agreements in connection with certain of our indebtedness, a currency fluctuation hedge arrangement in connection with our ownership of the Camperdown House property in London, England and interest rate swap agreements with Keybank National Association and Bank of America related to $140.2 million of outstanding principal on our variable rate debt. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

As of December 31, 2004, GI Partners had $1.2 million of letters of credit outstanding that secure obligations relating to two of our properties, Carrier Center and Stanford Place II. These letters of credit were initially issued in lieu of making deposits required by a local utility and in lieu of establishing a restricted cash account on behalf of a lender. We are in the process of causing these letters of credit to be transferred to us. We are currently reimbursing GI Partners for the costs of maintaining the letters of credit, which payments are less than $5,000 per quarter. We currently have no other off-balance sheet arrangements.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated and combined statements of cash flows in Item 8— “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Cash and cash equivalents were $4.6 million and $5.2 million at December 31, 2004 and 2003, respectively.

Net cash provided by operating activities increased $17.0 million to $44.6 million for the year ended December 31, 2004 compared to $27.6 million for the year ended December 31, 2003. The increase was primarily due to the properties added to our portfolio which was partially offset by the increased interest expense incurred on the mortgage and other secured debt related to the acquired properties.

Net cash used in investing activities increased $157.4 million to $371.3 million for the year ended December 31, 2004 compared to $213.9 million for the year ended December 31, 2003. The increase was primarily the result of the acquisition of eleven properties during the year ended December 31, 2004, which required a larger investment than the acquisitions of eight properties during the year ended December 31, 2003, and an increase in restricted cash as a result of the mortgage loans obtained during 2004.

Net cash provided by financing activities increased $138.1 million to $326.0 million, for the year ended December 31, 2004 compared to $187.9 million for the year ended December 31, 2003. The increase was primarily due to $230.8 million of net proceeds from the sale of common stock partially offset by the purchase of units in our operating partnership for $91.9 million from the investors in GI Partners.

Inflation

Substantially all of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

New Accounting Pronouncements

Financial Accounting Standards Board Statement No. 123 (revised 2004), Shared-Based Payment, or SFAS 123(R), was issued in December 2004. SFAS 123(R), which is effective for our company beginning with the third quarter of 2005, requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement, but expresses no preference for a type of valuation model. We do not believe the adoption of SFAS 123(R) will have a material impact on our results of operations, financial position or liquidity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Effective November 26, 2004, we entered into interest rate swap agreements with Keybank National Association and Bank of America for approximately $140.3 million of our variable rate debt, of which $140.2 million is outstanding as of December 31, 2004. As a result, approximately 77.3% of our total indebtedness was subject to fixed interest rates as of December 31, 2004. The table below summarizes the terms of these interest rate swaps and their fair values as of December 31, 2004 (in thousands):

Notional Amount	Strike Rate	Effective Date	Expiration Date	Fair Value
$ 46,908	3.178%	Nov. 26, 2004	Jul. 1, 2006	$3
43,000	3.250	Nov. 26, 2004	Sep. 15, 2006	1
21,645	3.754	Nov. 26, 2004	Jan 1, 2009	(11)
20,000	3.824	Nov. 26, 2004	Apr. 1, 2009	(19)
8,775	3.331	Nov. 26, 2004	Dec. 1, 2006	(1)

$ 140,328				$(27)

If interest rates were to increase by 10%, or approximately 35 basis points, the fair value of our interest rate swaps would decrease by approximately $1.0 million. If interest rates were to decrease by 10%, or approximately 35 basis points, the fair value of our interest rate swaps would increase by approximately $0.9 million.

If interest rates were to increase by 10%, or approximately 35 basis points, the increase in interest expense on the unhedged variable rate debt would decrease future earnings and cash flows by approximately $0.4 million annually. If fixed interest rates were to increase by 10%, the fair value of our $261.5 million principal amount of outstanding fixed rate debt would decrease by approximately $5.3 million. If interest rates were to decrease by 10%, or approximately 35 basis points, the decrease in interest expense on the unhedged variable rate debt would be approximately $0.4 million annually. If interest rates were to decrease by 10%, the fair value of our $261.5 million principal amount of outstanding fixed rate debt would increase by approximately $5.4 million.

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

As of December 31, 2004, our total outstanding debt was approximately $519.5 million, which consisted of $453.5 million of mortgage loans, $44.0 million of notes payable under our line of credit and $22.0 million of other secured loans. Approximately $258.0 million of our total outstanding debt was variable rate debt and after considering that $140.2 million of such debt is hedged with interest rate swaps, our variable rate debt comprises 22.7% of our total outstanding debt. As of December 31, 2004, the fair value of our outstanding fixed-rate debt approximated $272.9 million compared to the carrying value of $261.5 million.

We are also party to a foreign currency hedging contract with a notional value of £7,850,000, which was used to convert the balance of our investment in the Camperdown House property into U.S. dollars. The fair value of this forward contract was ($2.8) million as of December 31, 2004 using the currency exchange rate in effect as of that date. If the exchange rate of United States Dollars to Great Britain Pounds were to increase by 10%, the fair value of our forward contract would decrease by $1.5 million to ($4.3) million. If the exchange rate of United States Dollars to Great Britain Pounds were to decrease by 10%, the fair value of our forward contract would increase by $1.5 million to ($1.3) million. On January 24, 2005, we settled our obligations under this arrangement for a payment of approximately $2.5 million and entered into a new contract of the same notional amount. On February 4, 2005, GI Partners reimbursed us for $1.9 million of such settlement, since it was determined that the negative value associated with the forward contract was not otherwise factored into the determination of the number of units that were granted to GI Partners in exchange for its interests in Camperdown House.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Page No.
Consolidated and Combined Financial Statements of Digital Realty Trust, Inc. and Digital Realty Trust, Inc. Predecessor

Report of Independent Registered Public Accounting Firm	48

Consolidated and Combined Balance Sheets of Digital Realty Trust, Inc. as of December 31, 2004 and Digital Realty Trust, Inc. Predecessor as of December 31, 2003	49

Consolidated and Combined Statements of Operations for Digital Realty Trust, Inc for the period from November 3, 2004 through December 31, 2004, and for the Digital Realty Trust, Inc. Predecessor for the period from January 1, 2004 through November 2, 2004 and for the years ended December 31, 2003 and 2002	50

Consolidated and Combined Statements of Stockholders’ and Owners’ Equity (Deficit) and Comprehensive Income (Loss) for Digital Realty Trust, Inc. for the period November 3, 2004 through December 31, 2004, and for the Digital Realty Trust, Inc. Predecessor for the period from January 1, 2004 through November 2, 2004 and for the years ended December 31, 2003 and 2002	51

Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	52

Notes to Consolidated and Combined Financial Statements	54

Supplemental Schedule—Schedule III—Properties and Accumulated Depreciation	73

Notes to Schedule III—Properties and Accumulated Depreciation	74

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Digital Realty Trust, Inc.:

We have audited the accompanying consolidated balance sheet of Digital Realty Trust, Inc. and subsidiaries as of December 31, 2004 and the combined balance sheet of Digital Realty Trust, Inc. Predecessor, as defined in note 1 to the financial statements, as of December 31, 2003, and the related consolidated statements of operations, and stockholders’ equity and comprehensive income (loss) of Digital Realty Trust, Inc. and subsidiaries for the period from November 3, 2004 (commencement of operations) through December 31, 2004, the related combined statements of operations, and owners’ equity of Digital Realty Trust Inc. Predecessor for the period from January 1, 2004 through November 2, 2004, and the years ended December 31, 2003 and 2002, the related consolidated and combined statements of cash flows of Digital Realty Trust, Inc. and subsidiaries and Digital Realty Trust, Inc. Predecessor for the year ended December 31, 2004, and the related combined statements of cash flows of Digital Realty Trust, Inc. Predecessor for the years ended December 31, 2003 and 2002. We have also audited the financial schedule III, properties and accumulated depreciation. These consolidated and combined financial statements and financial statement schedule are the responsibility of Digital Realty Trust, Inc.’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Realty Trust, Inc. and subsidiaries as of December 31, 2004 and the combined financial position of Digital Realty Trust, Inc. Predecessor as of December 31, 2003, the consolidated results of operations of Digital Realty Trust, Inc. and subsidiaries for the period from November 3, 2004 (commencement of operations) through December 31, 2004, the combined results of operations of Digital Realty Trust, Inc. Predecessor for the period from January 1, 2004 through November 2, 2004 and the years ended December 31, 2003 and 2002, the consolidated and combined cash flows of Digital Realty Trust, Inc. and subsidiaries and Digital Realty Trust, Inc. Predecessor for the year ended December 31, 2004, and the combined cash flows of Digital Realty Trust, Inc. Predecessor for the years ended December 31, 2003 and 2002 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

KPMG LLP

Los Angeles, California

March 18, 2005

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED BALANCE SHEETS

(in thousands, except share data)

	Digital Realty Trust, Inc. December 31, 2004	The Predecessor December 31, 2003
ASSETS
Investments in real estate:
Land	$129,112	$50,715
Acquired ground lease	1,477	1,477
Buildings and improvements	613,058	323,981
Tenant improvements	74,745	28,590

Investments in real estate	818,392	404,763
Accumulated depreciation and amortization	(30,980)	(13,026)

Net investments in real estate	787,412	391,737
Cash and cash equivalents	4,557	5,174
Accounts and other receivables	3,051	1,139
Deferred rent	12,236	5,178
Acquired above market leases, net of accumulated amortization of $5,659 in 2004 and $2,106 in 2003	43,947	11,432
Acquired in place lease value and deferred leasing costs, net of accumulated amortization of $22,972 in 2004 and $10,560 in 2003	136,721	59,477
Deferred financing costs, net of accumulated amortization of $6,555 in 2004 and $1,157 in 2003	8,236	3,396
Restricted cash	14,207	651
Other assets	2,920	1,514

Total Assets	$1,013,287	$479,698

LIABILITIES AND STOCKHOLDERS’ AND OWNER’S EQUITY

Notes payable under line of credit	$44,000	$44,436
Mortgage loans	453,498	213,429
Other secured loans	22,000	40,000
Accounts payable and other accrued liabilities	12,789	7,117
Accrued dividends and distributions	8,276	—
Acquired below market leases, net of accumulated amortization of $9,528 in 2004 and $5,768 in 2003	37,390	19,258
Security deposits and prepaid rents	6,276	3,267
Asset management fees payable to related party	—	796

Total liabilities	584,229	328,303

Commitments and contingencies	—	—

Minority interests in consolidated joint ventures	997	3,444
Minority interests in operating partnership	254,862	—

Stockholder’s and owner’s equity:
Preferred Stock, 20,000,000 authorized, none outstanding	—	—
Common Stock; $0.01 par value; 100,000,000 authorized, 21,421,300 shares issued and outstanding	214	—
Additional paid-in capital	182,411	—
Dividends in excess of earnings	(9,517)	—
Accumulated other comprehensive income, net	91	305
Owner’s equity	—	147,646

Total stockholders’ and owner’s equity	173,199	147,951

Total liabilities, stockholders’ and owner’s equity	$1,013,287	$479,698

See accompanying notes to the consolidated and combined financial statements.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	The Company	The Predecessor
	Period from November 3, 2004 through December 31, 2004	Period from January 1, 2004 through November 2, 2004	Year Ended December 31,
			2003	2002
Revenues:
Rental	$21,232	$67,876	$50,099	$21,203
Tenant reimbursements	4,083	12,146	8,661	3,894
Other	30	1,754	4,328	458

Total revenues	25,345	81,776	63,088	25,555

Expenses:
Rental property operating and maintenance	5,173	13,801	8,624	4,997
Property taxes	2,085	7,249	4,688	2,755
Insurance	472	1,403	626	83
Interest	5,547	18,914	10,091	5,249
Asset management fees to related party	—	2,655	3,185	3,185
Depreciation and amortization	7,373	24,025	16,295	7,659
General and administrative	20,725	292	329	249
Net loss from early extinguishment of debt	283	—	—	—
Other	57	2,748	2,459	1,249

Total expenses	41,715	71,087	46,297	25,426

Income (loss) before minority interests	(16,370)	10,689	16,791	129
Minority interests in consolidated joint ventures	13	(37)	149	190
Minority interests in operating partnership	(10,214)	—	—	—

Net income (loss)	$(6,169)	$10,726	$16,642	$(61)

Loss per share—basic and diluted	$(0.30)

Weighted average common shares—basic and diluted	20,770,875

See accompanying notes to the consolidated and combined financial statements.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ AND

OWNERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Dividends In Excess of Earnings	Accumulated Other Comprehensive Income, net	Owner’s Equity	Total
Balance at December 31, 2001	—	$—	$—	$—	$—	$990	$990

Contributions	—	—	—	—	—	86,090	86,090
Distributions	—	—	—	—	—	(4,305)	(4,305)
Net loss	—	—	—	—	—	(61)	(61)
Other Comprehensive Income—Foreign currency translation adjustments	—	—	—	—	463	—	463

Comprehensive income							402

Balance at December 31, 2002	—	—	—	—	463	82,714	83,177

Contributions	—	—	—	—	—	131,181	131,181
Distributions	—	—	—	—	—	(82,891)	(82,891)
Net income	—	—	—	—	—	16,642	16,642
Other Comprehensive Income—Foreign currency translation adjustments	—	—	—	—	(158)	—	(158)

Comprehensive income							16,484

Balance at December 31, 2003	—	—	—	—	305	147,646	147,951

Contributions	—	—	—	—	—	130,264	130,264
Distributions	—	—	—	—	—	(68,971)	(68,971)
Net income	—	—	—	—	—	10,726	10,726
Other comprehensive income—Foreign currency translation adjustments	—	—	—	—	33	—	33

Comprehensive income							10,759

Balance at November 2, 2004	—	—	—	—	338	219,665	220,003

The Company
Reclassify Predecessor owner’s equity	—	—	219,665	—	—	(219,665)	—
Net proceeds from sale of common stock	21,421,300	214	230,584	—	—	—	230,798
Record minority interests	—	—	(267,851)	—	(201)	—	(268,052)
Amortization of fair market value of stock options, net of minority interests	—	—	13	—	—	—	13
Dividends	—	—	—	(3,348)	—	—	(3,348)
Net loss	—	—	—	(6,169)	—	—	(6,169)
Other comprehensive loss—Fair value of interest rate swaps, net of minority interests	—	—	—	—	(11)	—	(11)
Other comprehensive loss—Foreign currency translation adjustments, net of minority interests	—	—	—	—	(35)	—	(35)

Comprehensive loss							(6,215)

Balance at December 31, 2004	21,421,300	$214	$182,411	$(9,517)	$91	$—	$173,199

See accompanying notes to the consolidated and combined financial statements.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	The Company and the Predecessor	The Predecessor
	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Cash flows from operating activities:
Net income (loss)	$4,557	$16,642	$(61)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interests in operating partnership	(10,214)	—	—
Minority interests in consolidated joint ventures	(24)	149	190
Distributions to joint venture partners	(288)	(240)	(395)
Write-off of net assets due to early lease terminations	2,204	2,094	1,210
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground lease	18,254	9,480	3,621
Amortization over the vesting period of the fair value of stock options	32	—	—
Compensation expense for fully-vested long-term incentive units granted	17,887	—	—
Amortization of deferred financing costs	4,590	816	341
Write-off of deferred financing costs, net of write-off of debt premium included in net loss on early extinguishment of debt	283	—	—
Amortization of debt premium	(903)	(970)	(889)
Amortization of acquired in place lease value and deferred leasing costs	13,144	6,815	4,038
Amortization of acquired above market leases and acquired below market leases, net	(190)	(1,892)	(2,051)
Changes in assets and liabilities:
Accounts and other receivables	(2,287)	1,101	(2,228)
Deferred rent	(7,065)	(3,769)	(1,409)
Deferred leasing costs	(2,216)	(2,009)	—
Other assets	(906)	(1,686)	(43)
Accounts payable and other accrued liabilities	5,567	(482)	5,633
Security deposits and prepaid rents	3,009	1,579	1,688
Asset management fees payable to related party	(796)	—	—

Net cash provided by operating activities	44,638	27,628	9,645

Cash flows from investing activities:
Acquisitions of properties	(348,507)	(210,318)	(163,363)
Deposits paid for acquisitions of properties	(500)	—	(750)
Increase in restricted cash	(13,556)	(651)	—
Improvements to investments in real estate	(8,714)	(2,936)	(642)

Net cash used in investing activities	(371,277)	(213,905)	(164,755)

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	The Company and the Predecessor	The Predecessor
	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Cash flows from financing activities:
Borrowings on line of credit	$202,381	$91,436	$53,000
Repayments on line of credit	(202,817)	(100,000)	—
Proceeds from mortgage loans	266,951	131,420	23,173
Principal payments on mortgage loans	(103,044)	(2,673)	(1,057)
Proceeds from other secured loans	—	22,000	—
Principal payments on other secured loans	(29,384)	—	—
Proceeds from note payable under bridge loan	243,686	—	—
Principal payments on note payable under bridge loan	(243,686)	—	—
Payment of loan fees and costs	(9,495)	(3,000)	(1,553)
Contributions from joint venture partners	1,500	400	3,340
Return of capital to joint venture partners	(676)	—	—
Purchase of operating partnership units	(91,862)	—	—
Contributions from owner of the Predecessor	130,264	131,181	86,090
Distributions to owner of the Predecessor	(68,594)	(82,891)	(4,305)
Net proceeds from the sale of common stock	230,798	—	—

Net cash provided by financing activities	326,022	187,873	158,688

Net increase (decrease) in cash and cash equivalents	(617)	1,596	3,578
Cash and cash equivalents at beginning of year	5,174	3,578	—

Cash and cash equivalents at end of year	$4,557	$5,174	$3,578

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,955	$10,088	$4,945
Supplementary disclosure of noncash activities:
Increase (decrease) in net assets related to foreign currency translation adjustments	$(81)	$(158)	$463
Accrual of dividends and distributions	8,276	—	—
Accrual for additions to investments in real estate included in accounts payable and accrued expenses	1,139	1,859	1,849
Distribution of receivables to owner of the Company Predecessor	375	—	—
Reclassification of owner’s equity to minority interests in the Operating Partnership	268,052	—	—
Reduction in loan balance and related reduction in purchase price for the property	500	—	—
Allocation of purchase of properties to:
Investments in real estate	245,087	180,546	137,319
Acquired above market leases	36,707	10,614	4,281
Acquired below market leases	(22,789)	(6,964)	(19,343)
Acquired in place lease value	90,047	26,122	44,015
Loan premium	(545)	—	(2,909)

Cash paid for acquisition of properties	348,507	210,318	163,363
Mortgage loans assumed in connection with the acquisition of properties	77,213	—	60,648
Operating Partnership Units issued to acquire properties	71,230	—	—
Other secured loans assumed in connection with the acquisition of a property	11,884	—	—
Operating Partnership Units issued in connection with acquisition of the minority interest in a joint venture	4,748	—	—
Minority interest in joint venture reclassified to minority interest in Operating Partnership	(2,959)	—	—
Other secured loan obtained from seller of real estate	—	—	18,000
Purchase deposits applied to acquisitions of properties	—	750	1,881

Total purchase price	510,623	211,068	243,892

See accompanying notes to the consolidated and combined financial statements.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, the Company) is engaged in the business of owning, acquiring, repositioning and managing technology-related real estate. As of December 31, 2004 the Company’s portfolio consists of 24 properties; 23 are located throughout the United States and one is located in London, England. The Company’s properties are located in a limited number of markets where technology tenants are concentrated, including the Atlanta, Boston, Dallas, Denver, Los Angeles, Miami, New York, Phoenix, Sacramento, San Francisco and Silicon Valley metropolitan areas. The portfolio consists of telecommunications infrastructure properties, information technology properties, technology manufacturing properties and regional or national headquarters of technology companies.

The Company completed its initial public offering of common stock (the IPO) on November 3, 2004 and commenced operations on that date. The IPO resulted in sale of 20,000,000 shares of common stock at a price per share of $12.00, generating gross proceeds to the Company of $240.0 million. The aggregate proceeds to the Company, net of underwriters’ discounts, commissions and financial advisory fees and other offering costs were approximately $214.9 million. On November 30, 2004, an additional 1,421,300 shares of common stock were sold at $12.00 per share as a result of the underwriters exercising their over-allotment option. This resulted in additional net proceeds of approximately $15.9 million to the Company.

The Operating Partnership was formed on July 21, 2004 in anticipation of the IPO. Effective as of the completion of the IPO, including exercise of the underwriters’ over-allotment option and as of December 31, 2004, the Company, as sole general partner, owns a 40.5% interest in the Operating Partnership and has control over major decisions of the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace the general partner or approve the sale or refinancing of the Operating Partnership’s assets, although they do have certain protective rights.

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

As of December 31, 2004 and for the period from November 3, 2004 through December 31, 2004, the financial statements presented are the consolidated financial statements of the Company. The financial statements presented for periods prior to November 3, 2004 are the combined financial statements of the Company Predecessor.

Pursuant to a contribution agreement among GI Partners, the owner of the Company Predecessor and the Operating Partnership, which was executed in July 2004, on October 27, 2004, the Operating Partnership received a contribution of interests in certain of GI Partners’ properties in exchange for limited partnership interests in the Operating Partnership (Units) and the assumption of debt and other specified liabilities. Additionally, pursuant to contribution agreements between the Operating Partnership and third parties, which were also executed in July 2004, the Operating Partnership received contributions of interests in certain additional real estate properties in exchange for Units and the assumption of specified liabilities.

The Company purchased a portion of the Units that were issued to GI Partners (which Units were subsequently allocated out to certain members of GI Partners) immediately following the completion of the IPO

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

and upon exercise of the underwriters’ over-allotment option, the aggregate purchase price of which was $91.9 million. The purchase price was equal to the value of the Operating Partnership units based on the IPO price of the Company’s stock, net of underwriting discounts and commissions and financial advisory fees.

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

The Company believes that it has operated in a manner that has enabled it to qualify and intends to elect to be treated, as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Code) commencing with its taxable period ended December 31, 2004.

2. Summary of Significant Accounting Policies

(a) Principles of Consolidation and Combination and Basis of Presentation

The accompanying consolidated financial statements include all of the accounts of Digital Realty Trust, Inc., the Operating Partnership, the subsidiaries of the Operating Partnership and two consolidated joint ventures. Intercompany balances and transactions have been eliminated.

Property interests contributed to the Operating Partnership by GI Partners in exchange for Units have been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the contributed assets and assumed liabilities were recorded at the Company Predecessor’s historical cost basis. Property interests acquired from third parties for cash or Units are accounted for using purchase accounting.

The accompanying combined financial statements of the Company Predecessor include the wholly owned real estate subsidiaries and two majority-owned real estate joint ventures that GI Partners contributed to the Operating Partnership on October 27, 2004 in connection with the IPO. Intercompany balances and transactions have been eliminated. The interests of the joint venture partners, all of whom are third parties, are reflected in minority interests in the accompanying combined financial statements.

The accompanying combined financial statements of the Company Predecessor do not include the real estate subsidiaries for two properties owned by GI Partners that are subject to right of first offer agreements, whereby the Operating Partnership has the right to make the first offer to purchase these properties if GI Partners decides to sell them. The accompanying combined financial statements of the Company Predecessor also do not include any of GI Partners’ investments in privately held companies, which GI Partners did not contribute to the Operating Partnership.

The accompanying combined statements of the Company Predecessor include an allocation of GI Partners’ line of credit to the extent that such borrowings and the interest expense relate to acquisitions of the real estate owned by the subsidiaries and joint ventures that GI Partners contributed to the Operating Partnership. Additionally, the accompanying combined financial statements of the Company Predecessor include an

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

allocation of asset management fees to a related party incurred by GI Partners along with an allocation of the liability for any such fees that were unpaid as of December 31, 2003 and an allocation of GI Partners’ general and administrative expenses. Although neither the Company nor the Operating Partnership are or will be parties to the agreement requiring the payment of the asset management fees, an allocation of such fees has been included in the accompanying combined financial statements since such fees were essentially the Company Predecessor’s historical general and administrative expense. The Company Predecessor did not directly incur personnel costs, home office space rent or other general and administrative expenses that subsequent to the completion of the IPO are incurred directly by the Company and the Operating Partnership. These types of expenses were historically incurred by the asset manager and were passed through to GI Partners via the asset management fee.

(b) Cash Equivalents

For purpose of the consolidated and combined statements of cash flows, the Company considers short-term investments with maturities of 90 days or less when purchased to be cash equivalents. As of December 31, 2004 and 2003, cash equivalents consist of investments in a money market fund.

(c) Investments in Real Estate

Investments in real estate are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Acquired ground sublease	Term of the related sublease
Buildings and improvements	5-39 years
Tenant improvements	Shorter of the useful lives or the terms of the related leases

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred.

(d) Impairment of Long-Lived Assets

The Company assesses whether there has been impairment in the value of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Management believes no impairment in the net carrying value of the investments in real estate has occurred.

(e) Purchase Accounting for Acquisition of Investments in Real Estate

Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired from third parties. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, value of tenant relationships and acquired ground leases, based in each case on their fair values. Loan premiums, in the case of above market

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

rate loans, or loan discounts, in the case of below market loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land (or acquired ground lease if the land is subject to a ground lease), building and tenant improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in–place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below market fixed rate renewal periods. The leases do not currently include any below market fixed rate renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values, also referred to as acquired lease obligations, are amortized as an increase to rental income over the initial terms of the respective leases and any below market fixed rate renewal periods.

In addition to the intangible value for above market leases and the intangible negative value for below market leases, there is intangible value related to having tenants leasing space in the purchased property, which is referred to as in-place lease value and tenant relationship value. Such value results primarily from the buyer of a leased property avoiding the costs associated with leasing the property including tenant improvement allowances and leasing commissions and also avoiding rent losses and unreimbursed operating expenses during the lease up period. The aggregate fair value of in-place leases and tenant relationships is equal to the excess of (i) the fair value of a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease value and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for the Company’s real estate because such value and its consequence to amortization expense is immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the value of above-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

(f) Deferred Leasing Costs

Deferred leasing commissions and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight line basis over the terms of the related leases.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(g) Foreign Currency Translation

Assets and liabilities of the subsidiary that owns a real estate investment located in London, England are translated into U.S. dollars using year-end exchange rates except for the portion subject to a foreign currency forward contract discussed in Note (2)(h); income and expenses are translated using the average exchange rates for the reporting period. The functional currency of this subsidiary is the British pound. Translation adjustments are recorded as a component of accumulated other comprehensive income.

(h) Foreign Currency Forward Contract

The Company accounts for its foreign currency hedging activities in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, and FASB Statement No. 52, Foreign Currency Translation.

Changes in the fair value of foreign currency forward contracts that are highly effective as hedges are designated and qualify as foreign currency hedges, and are used as a hedge of a net investment in a foreign operation, are recorded as a component of accumulated other comprehensive income.

The terms of the foreign currency forward contract held as of December 31, 2004 and 2003, which had a notional amount denominated in British pounds of £7,850,000 and expired in January 2005, was used to convert the balances of the investment in real estate located in London, England into U.S. dollars. The fair value of such forward contract was $(2,802,000) and $(1,350,000) as of December 31, 2004 and 2003 respectively, and this is included in other comprehensive income included in stockholder’s and owner’s equity.

(i) Deferred Financing Costs

Loan fees and costs are capitalized and amortized over the life of the related loans on a straight-line basis, which approximates the effective interest method. Such amortization is included as a component of interest expense.

(j) Restricted Cash

Restricted cash consists of deposits for real estate taxes and insurance and other amounts as required by the Company’s loan agreements including funds for leasing costs and improvements related to unoccupied space.

(k) Offering Costs

Underwriting commissions and other offering costs are reflected as a reduction in additional paid-in capital.

(l) Stock Based Compensation

The Company accounts for stock based compensation, including stock options and fully vested long-term incentive units granted in connection with the IPO, using the fair value method of accounting under FASB Statement 123, Accounting for Stock Based Compensation. The estimated fair value of each of the long term incentive units was equal to the IPO price of the Company’s stock and such amount was recorded as an expense upon closing of the IPO since those long term incentive units were fully vested as of the grant date. The estimated fair value of the stock options granted by the Company is being amortized over the vesting period of the stock options.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(m) Interest Rate Swaps

The Company accounts for its interest rate swaps as cash flow hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Certain Hedging Activities as discussed in note 10.

(n) Income Taxes

The Company intends to elect to be taxed as a REIT under the Code, commencing with its taxable period ended December 31, 2004. The Company has been organized and has operated in a manner that management believes has allowed the Company to qualify for taxation as a REIT under the Code commencing with the Company’s taxable period ended December 31, 2004, and the Company intends to continue to be organized and operate in this manner. As a REIT, the Company generally is not required to pay federal corporate income taxes on its taxable income to the extent it is currently distributed to the Company’s stockholders.

However, qualification and taxation as a REIT depends upon the Company’s ability to meet the various qualification tests imposed under the Code including tests related to annual operating results, asset composition, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that the Company will be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

The Company has elected to treat two of the Operating Partnership’s subsidiaries as taxable REIT subsidiaries (each, a TRS). In general, a TRS may perform non-customary services for tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income taxes on its taxable income at regular corporate tax rates. There is no tax provision for either of the Company’s TRS entities for the periods presented in the accompanying consolidated and combined statements of operations due to net operating losses incurred. No tax benefits have been recorded since it is not considered more likely than not that the deferred tax asset related to the net operating loss carryforward will be utilized.

To the extent that any United Kingdom taxes are incurred by the subsidiary invested in real estate located in London, England, a provision is made for such taxes.

No provision has been made in the combined financial statements of the Company Predecessor for U.S. income taxes, as any such taxes are the responsibility of GI Partners’ Members, as GI Partners is a limited liability company.

(o) Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rent in the accompanying combined balance sheets and contractually due but unpaid rents are included in accounts and other receivables.

Tenant reimbursements for real estate taxes, common area maintenance, and other recoverable costs are recognized in the period that the expenses are incurred. Lease termination fees, which are included in other

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

income in the accompanying statements of operations, are recognized when the related leases are canceled and the Company or the Company Predecessor has no continuing obligation to provide services to such former tenants.

A provision for possible loss is made if the receivable balances related to contractual rent, rent recorded on a straight-line basis, and tenant reimbursements are considered to be uncollectible.

(p) Management’s Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made.

(q) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Minority Interests in the Operating Partnership

Minority interests relate to the interests in the Operating Partnership that are not owned by the Company, which, at December 31, 2004, amounted to 59.5%. In conjunction with the formation of the Company, GI Partners received Units in exchange for contributing ownership interests in the Company Predecessor’s properties to the Operating Partnership. Also in connection with acquiring real estate interests owned by third parties, the Operating Partnership issued Units to those sellers. Limited partners who acquired Units in the formation transactions have the right, commencing on or after January 3, 2006, to require the Operating Partnership to redeem part or all of their Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of the redemption. Alternatively, the Company may elect to acquire those Units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events.

Pursuant to the GI Partners’ contribution agreement, the Operating Partnership assumed or succeeded to all of GI Partners’ rights, obligations and responsibilities with respect to the properties and the property entities contributed. GI Partners’ contribution agreement contains representations and warranties by GI Partners to the Operating Partnership with respect to the condition and operations of the properties and interests contributed and certain other matters. With some exceptions, GI Partners has agreed to indemnify the Operating Partnership for breach of these representations and warranties on or prior to February 15, 2006, subject to a $500,000 deductible and up to a maximum of $15.0 million. GI Partners pledged approximately 1.3 million Units to the Operating Partnership in order to secure its indemnity obligations, and in except in limited circumstances these Units will be the sole recourse of the Operating Partnership in the case of a breach of a representation or warranty or other claim for indemnification.

Immediately following the completion of the IPO, GI Partners made a pro rata allocation, in accordance with their respective interests and with the terms of its constitutive documents, to its investors, a portion of the Units received by GI Partners in the formation transactions consummated concurrently with the IPO (having an aggregate value of approximately $81.7 million based on the IPO price of the Company’s stock), and immediately thereafter, the Company purchased from these investors the units allocated to them at a price per

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

unit of $11.16, which is equal to the per share IPO price of the Company’s stock, net of underwriting discounts and commissions and financial advisory fees paid to the underwriters for the IPO. In addition, since the underwriters exercised their over-allotment option in connection with the IPO, GI Partners made an additional pro rata allocation to the investors of GI Partners of 1,421,300 Units (equal to the number of shares sold pursuant to such exercise), and the Company purchased such Units from these investors at a price per unit equal to $11.16 per share. The units purchased by the Company from the investors of GI Partners automatically converted from limited partner interests to general partner interests upon purchase by the Company.

Richard Magnuson, the Executive Chairman of our board of directors, Michael Foust, our Chief Executive Officer and a member of our board of directors, and Scott Peterson, our Senior Vice President, Acquisitions, are minority indirect investors in GI Partners, and received in the aggregate less than 0.1% of the total cash paid by us to the investors of GI Partners in connection with our purchase of the Units held by them.

In connection with the completion of the IPO, the Operating Partnership entered into a contribution agreement with certain third parties (the eXchange parties), pursuant to which the eXchange parties contributed their interests in 200 Paul Avenue, 1100 Space Park Drive, the eXchange colocation business and other specified assets and liabilities to the Operating Partnership in exchange for cash, units and the assumption of debt. Under the eXchange parties’ contribution agreement, the eXchange parties directly received $15.0 million in cash, 5,935,846 Units and the Operating Partnership assumed or repaid an aggregate of $62.8 million of indebtedness encumbering the properties. The eXchange parties are unaffiliated with GI Partners; however John O. Wilson, the Company’s Executive Vice President, Technology Infrastructure owns a 10% interest in the eXchange parties.

Pursuant to the eXchange parties’ contribution agreement, the Operating Partnership assumed or succeeded to all the eXchange parties’ rights, obligations and responsibilities with respect to the properties involved. The eXchange parties’ contribution agreement contains representations and warranties by the eXchange parties to the Operating Partnership with respect to the condition and operations of the properties and assets contributed to us and certain other matters. The eXchange parties have agreed to indemnify the Operating Partnership for breach of these representations and warranties on or prior to February 15, 2006, subject to a $150,000 deductible and up to a maximum of $5.0 million. The eXchange parties pledged approximately 417,000 units to the Operating Partnership, in order to secure its indemnity obligations, and, except in limited circumstances, these units will be the sole recourse of the Operating Partnership in the case of a breach of a representation or warranty or other claim for indemnification.

Under the eXchange parties’ contribution agreement, the Company has agreed to indemnify each eXchange party against adverse tax consequences in the event the Operating Partnership directly or indirectly, sells, exchanges or otherwise disposes of (whether by way of merger, sale of assets or otherwise) in a taxable transaction any interest in 200 Paul Avenue or 1100 Space Park Drive until the earlier of November 3, 2013 and the date on which these contributors hold less than 25% of the Units issued to them in the formation transactions consummated concurrently with the IPO.

Under the eXchange parties’ contribution agreement, the Company agreed to make $20.0 million of indebtedness available for guaranty by theses parties until the earlier of November 3, 2013 and the date on which these contributors or certain transferees hold less than 25% of the Units issued to them in the formation transactions consummated concurrently with the IPO.

Upon completion of the IPO and after the Company purchased, immediately following the completion of the IPO, 6,810,036 units from the investors of GI Partners, 62.2% of the carrying value of the net assets of the Operating Partnership was allocated to minority interests. As a result of the exercise of the underwriters’ over-

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

allotment option of 1,421,300 shares on November 28, 2004, and the purchase of 1,421,300 units from the investors of GI Partners immediately following the exercise of the over-allotment option, the minority interests were reduced to 59.5%.

As of December 31, 2004, GI Partners owns 23,699,359 Units or 44.8% of total Units, third parties own 6,331,511 Units or 11.9% of total Units and Company employees, non-employee directors and the Company’s Executive Chairman together own 1,490,561 fully vested long term incentive units or 2.8% of total Units. Long-term incentive units are further discussed in note 8.

4. Investment in Real Estate

As of December 31, 2004 the Company held 24 properties; 23 located in eight states of the United States of America and one located in London, England, with 21% and 50% of carrying value of investments in real estate comprised of five properties located in Texas and eleven properties located in California, respectively.

As of December 31, 2003, the Company’s Predecessor held 13 properties; 12 located in six states within the United States and one located in London, England, with 29% and 27% of the carrying value of the investments in real estate comprised of three properties located in Texas and four properties located in California, respectively.

The Predecessor had a 90% ownership interest in a property known as Univision Tower, located in Texas. The minority partner’s 10% share is reflected in minority interests in the accompanying combined financial statements through November 3, 2004 when such interest was purchased by the Company upon completion of the IPO.

The Company has a 98% ownership interest in a property known as Stanford Place II, located in Colorado. The minority partner’s 2% share is reflected in minority interests in the accompanying financial statements. Distributions from this joint venture are allocated based on the stated percentage interests until distributions exceed the amount required to return all capital plus a 15% return. After that, disproportionate allocations are made based on the formulas described in the joint venture agreement whereby the 2% joint venture partner is allocated a larger share.

At December 31, 2004, the Company owned a 75% tenancy-in-common interest in the eBay Data Center property and an unrelated third party held the remaining 25% of the tenancy-in-common. On January 7, 2005, the third-party owner of the remaining 25% interest in this property exercised its option to require us to purchase its 25% interest. The purchase price for the remaining 25% interest was $4.1 million. The acquisition was completed on January 21, 2005.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

5. Debt

A summary of outstanding indebtedness as of December 31, 2004 and 2003 is as follows (in thousands):

Properties	Interest Rate		Maturity Date		Principal Outstanding Dec 31 2004		Principal Outstanding Dec 31 2003
100 Technology Center Drive—Mortgage	LIBOR + 1.70	%(1)	Apr. 1, 2009		$20,000		$—
200 Paul Avenue—Mortgage	LIBOR + 3.17	%(1)	Jul. 1, 2006	(2)	46,749		—
Ardenwood Corporate Park, NTT/Verio Premier Data Center, VarTec Building—Mortgage	LIBOR + 1.59	%(1)	Aug. 9, 2006	(3)	43,000		43,000
Ardenwood Corporate Park, NTT/Verio Premier Data Center, VarTec Building—Mezzanine	LIBOR + 5.75%		Aug. 9, 2006	(3)	22,000		22,000
AT&T Web Hosting Facility—Mortgage	LIBOR + 1.85	%(1)	Dec. 1, 2006	(2)	8,775		8,775
Camperdown House—Mortgage	6.85%		Oct. 31, 2009		22,672	(4)	23,079
Carrier Center—Mortgage	LIBOR + 4.25	%(1)	Nov. 11, 2007	(6)	25,964		—
Granite Tower—Mortgage	LIBOR + 1.20	%(5)	Jan. 1, 2009		21,645		21,645
Maxtor Manufacturing Facility—Mortgage	LIBOR + 2.25%		Dec. 31, 2006	(2)	17,965		18,000
Stanford Place II—Mortgage	5.14%		Jan. 10, 2009		26,000		26,000
Univision Tower—Mortgage(10)	6.04%		Nov. 6, 2009		57,943		—
Univision Tower—Mortgage	7.52%		—	(9)	—		39,856
Univision Tower—Mezzanine	8.00%		—	(9)	—		18,000
36 Northeast Second Street—Mortgage	4.00%		—	(9)	—		18,024
eBay Data Center Bridge Loan	LIBOR + 2.00%		Aug. 11, 2005		7,950		—
ASM Lithography Facility—Mortgage(9)	4.75%		—		—		14,000
Secured Term Debt(7)	5.65%		Nov. 11, 2014		154,835		—
Unsecured Credit Facility(8)	LIBOR + 1.625%		Nov. 3, 2007		44,000		—
Allocation of GI Partners Revolving Credit Facility	LIBOR + 0.875%		—	(9)	—		44,436

Total principal outstanding					519,498		296,815
Loan premium					—		1,050

Total indebtedness					$519,498		$297,865

(1)	The Company has entered into interest rate swap agreements as a cash flow hedge for these loans. The total variable debt subject to the swap agreements was $140.2 million as of December 31, 2004. See note 10 for further information.
(2)	Two one-year extensions are available.
(3)	A 13-month extension and a one-year extension are available.
(4)	Based on our hedged exchange rate of $1.6083 to £1.00.
(5)	Subject to a 2.5% LIBOR floor.
(6)	A one-year extension option is available.
(7)	This amount represents mortgage debt that is secured by our interests in 36 Northeast Second Street, Brea Data Center, Comverse Technology Building, Hudson Corporate Center, Siemens Building, and Webb at LBJ. Each of the six loans are cross-collateralized by the six properties.
(8)	The interest rate under our unsecured credit facility equals LIBOR plus a margin of between 1.375% to 1.750% based on our leverage ratio and also includes a base rate option of 0.375% - 0.750%.
(9)	This loan was repaid upon completion of the IPO.
(10)	The Univision Tower mortgage loan is also secured by a $5.0 million letter of credit.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004, principal payments due for our loans are as follows (in thousands):

2005	$15,692
2006	141,844
2007	74,651
2008	5,889
2009	138,047
Thereafter	143,375

Total	$519,498

The Company has a $200 million unsecured revolving credit facility that expires on November 3, 2007. Approximately $44.0 million was drawn under this facility as of December 31, 2004 and approximately $53.9 million of this credit facility remained available pursuant to the terms of this facility. The unsecured credit facility has a one-year extension option. The credit facility contains various restrictive covenants, including limitations on the Company’s ability to incur additional indebtedness, make certain investments or merge with another company, limitations on restricted payments, and requirements to maintain financial coverage ratios and maintain a pool of unencumbered assets.

The limitation on restricted payments, referred to above, provide that, except to enable the Company to maintain its status as a REIT for federal income tax purposes, the Company, will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined, for such period, subject to certain other adjustments. As of December 31, 2004, the Company was in compliance with all the covenants.

Some of the loans impose penalties upon prepayment. The terms of the following loans do not permit prepayment of the loan prior to the dates listed below:

Loan	Date
Carrier Center Mortgage	October 2005
Ardenwood Corporate Park, NTT/Verio Premier Data Center, Var Tec Building Mortgage	October 2005
Ardenwood Corporate Park, NTT/Verio Premier Data Center, Var Tec Building Mezzanine	October 2005
Granite Tower Mortgage	January 2006
100 Technology Center Drive Mortgage	March 2006
Univision Tower Mortgage	August 2009
Secured Term Debt	September 2014

Borrowings under GI Partners’ $100,000,000 revolving credit facility were allocated to the Company Predecessor to the extent that the borrowings related to the Company Predecessor’s real estate investments. Upon completion of the IPO, the Company assumed and repaid $6.1 million of such borrowings. Outstanding advances under GI Partners’ line of credit bore interest at variable rates based on LIBOR plus 0.875%.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

6. Loss per Share

The following is a summary of the elements used in calculating basic and diluted loss per share (in thousands, except share and per share amounts):

November 3, 2004 Through December 31, 2004
Net loss	$(6,169)
Weighted average shares outstanding—basic	20,770,875
Potentially dilutive common shares (1):
Stock options	—
Weighted average shares outstanding—diluted	20,770,875
Net loss per share—basic and diluted	$(0.30)

(1)	For the period November 3, 2004 through December 31, 2004 the potentially dilutive shares related to stock options for 924,902 shares were not included in the loss per share calculation, as the effect is antidilutive.

7. Stockholders Equity

(a) Shares and Units

A Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A Unit may be redeemed for cash, or, at the Company’s option, exchanged for shares of common stock on a one-for-one basis after January 3, 2006, except for long-term incentive units, which are discussed in Note 8. There were 21,421,300 shares of common stock and 31,521,431 of Units outstanding as of December 31, 2004.

(b) Dividends

On December 14, 2004, the Company declared a dividend to common stockholders of record and the Operating Partnership declared a distribution to Unit holders of record, in each case as of December 31, 2004, totaling approximately $8.3 million or $0.156318 per share or unit, covering the period from the completion of the IPO on November 3, 2004 through December 31, 2004. The dividend and distribution were paid on January 14, 2005. The dividend and distribution were equivalent to an annual rate of $0.975 per share and unit.

(c) Stock Options

The fair market value of each option granted under the 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the weighted-average assumptions listed below for grants in 2004. The fair values are being expensed on a straight-line basis over the vesting period of the options, which is four years. The expense recorded for the period from the completion of the IPO on November 3, 2004 through December 31, 2004 was $32,000.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options granted for the period ended December 31, 2004:

Dividend yield	7.92%
Expected life of option	120 months
Risk-free interest rate	4.11%
Expected stock price volatility	22.29%

The weighted-average fair value of stock options granted during 2004 was $0.91.

A summary of the stock option activity for the 2004 Incentive Award Plan for the period ended December 31, 2004 is as follows:

	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of year	—	$—
Granted	924,902	12.16
Exercised	—	—
Cancelled	—	—

Options outstanding, end of year	924,902	12.16

Exercisable, end of year	—	—

Weighted-average fair value of options granted during the year		0.91

During the period ended December 31, 2004, we had 924,902 stock options outstanding, with exercise prices ranging from $12.00 to $13.02. The weighted-average remaining contractual life of these options at December 31, 2004 was 9.86 years.

(d) Distributions

Earnings and profits, which determine the taxability of distributions to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of loss on extinguishment of debt, revenue recognition, compensation expense and in the basis of depreciable assets and estimated useful lives used to compute depreciation.

Dividends declared by a REIT in October, November or December of any calendar year, payable to stockholders of record on a specified date in any such month, shall be deemed to have been paid by the REIT, and received by such stockholder on December 31 of such calendar year, provided the dividend is actually paid in January of the following year. The Company believes that this provision only applies to the extent of its otherwise undistributed 2004 earnings and profits. Accordingly, approximately 25% to 30% of the distribution declared by the Company on December 14, 2004, payable to stockholders of record on December 31, 2004, and paid on January 14, 2005, will be treated as a dividend for federal income tax purposes in 2004 and the remainder will be treated as distributed to the stockholders in 2005.

8. Incentive Plan

The Company’s incentive award plan provides for the grant of incentive awards to employees, directors and consultants. Awards issuable under the incentive award plan include stock options, restricted stock, dividend

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

equivalents, stock appreciation rights, long-term incentive units, cash performance bonuses and other incentive awards. Only employees are eligible to receive incentive stock options under the incentive award plan. The Company has reserved a total of 4,474,102 shares of common stock for issuance pursuant to the incentive award plan, subject to certain adjustments set forth in the plan. Each long-term incentive unit issued under the incentive award plan will count as one share of stock for purposes of calculating the limit on shares that may be issued under the plan and the individual award limit discussed below.

Long-term incentive units may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. Long-term incentive units, whether vested or not, will receive the same quarterly per unit distributions as common units in the Operating Partnership, which equal per share distributions on the Company’s common stock. Initially, long-term incentive units do not have full parity with common units with respect to liquidating distributions. Upon the occurrence of specified events, long-term incentive units may over time achieve full parity with common units in the Operating Partnership for all purposes, and therefore accrete to an economic value for participants equivalent to the Company’s common stock on a one-for-one basis. If such parity is reached, vested long-term incentive units may be converted into an equal number of common units of the Operating Partnership at any time, and thereafter enjoy all the rights of common units of the Operating Partnership.

In connection with the IPO an aggregate of 1,490,561 of fully vested long-term incentive units were issued and compensation expense totaling $17.9 million was recorded at the completion of the IPO. Parity was reached for these units on February 9, 2005 upon completion of the series A preferred stock offering. See note 16.

9. Fair Value of Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

The estimates of the fair value financial instruments at December 31, 2004 and 2003, respectively, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, security deposits and prepaid rents and asset management fees payable to a related party approximate fair value because of the short-term nature of these instruments. As described in note 10, the interest rate cap, interest rate swap and foreign currency forward contracts are recorded at fair value.

We calculate the fair value of our notes payable under line of credit, mortgage and other secured loans based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral and other loan terms. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt.

At December 31, 2004 the aggregate fair value of the Company’s mortgage and other secured loans is estimated to be $530.9 million compared to the carrying value of $519.5 million. As of December 31, 2003 the fair value of the Company’s Predecessor loans was estimated to be approximately $300.9 million compared to a carrying value of $297.9 million.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

10. Derivative Instruments

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives in the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation.

Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Through December 31, 2004, such derivatives were used to hedge the variable cash flows associated with floating rate debt.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transactions affect earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. For derivatives designated as net investment hedges, changes in the fair value of the derivative are reported in other comprehensive income (outside of earnings) as part of the cumulative translation adjustment. As of December 31, 2004, no derivatives were designated as fair value hedges. Additionally, the Company does not use derivatives for trading or speculative purposes.

During 2004, the Company entered into interest rate swaps to hedge variability in cash flows related to $140.3 million of its floating-rate debt. The fair value of such derivatives was ($27,000) at December 31, 2004. For 2004, the change in net unrealized losses for derivatives designated as cash flow hedges was $27,000 and is separately disclosed in the statement of stockholders’ equity and other comprehensive income net of the amount allocated to minority interests.

The Company has two LIBOR interest rate caps that are not designated as hedges. The fair values of the caps were immaterial as of December 31, 2004.

In 2003, one of the Company’s subsidiaries entered into a foreign currency forward sale of £7.9 million, with delivery date of January 24, 2005, to hedge an equity investment in Camperdown House. The forward contract had been designated as a net investment hedge and had a value of ($2.8) million and ($1.4) million on December 31, 2004 and 2003, respectively. The change in value of the derivative was recorded in other comprehensive income as a part of cumulative translation adjustment. Amounts in other comprehensive income (cumulative translation adjustment) related to the net investment hedge will be reclassified to earnings when the hedged investment is sold or liquidated.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the terms of these interest rate swaps and their fair values as of December 31, 2004 (in thousands):

Notional Amount	Strike Rate	Effective Date	Expiration Date	Fair Value
$ 46,908	3.178%	Nov. 26, 2004	Jul. 1, 2006	$3
43,000	3.250	Nov. 26, 2004	Sep. 15, 2006	1
21,645	3.754	Nov. 26, 2004	Jan. 1, 2009	(11)
20,000	3.824	Nov. 26, 2004	Apr. 1, 2009	(19)
8,775	3.331	Nov. 26, 2004	Dec. 1, 2006	(1)

$ 140,328				$(27)

11. Recent Accounting Pronouncements

Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), was issued in December 2004. SFAS 123(R), which is effective for the Company beginning with the third quarter of 2005, requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement, but expresses no preference for a type of valuation model. We do not believe the adoption of SFAS 123(R) will have a material impact on our results of operations, financial position or liquidity.

12. Tenant Leases

The future minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of December 31, 2004, under non-cancelable operating leases are as follows (in thousands):

2005	$112,831
2006	113,844
2007	112,578
2008	110,078
2009	106,599
Thereafter	417,672

Total	$973,602

For the year ended December 31, 2004, rental revenue earned from Savvis Communications comprised approximately 11.1% of total rental revenue. For the years ended December 31, 2003 and 2002, no single tenant comprised more than 10% of rental revenue.

13. Asset Management and Other Fees to Related Parties

Asset management fees incurred by GI Partners totaling approximately $2.7 million, $3.2 million and $3.2 million have been allocated to the Company Predecessor for the period from January 1, 2004 through November 2, 2004 and for the years ended December 31, 2003 and 2002, respectively. Such fees were paid to an affiliate of GI Partners. Although neither the Company nor the Operating Partnership are or will be parties to the agreement requiring the payment of the asset management fees, an allocation of such fees has been included in the accompanying combined financial statements of the Company Predecessor since such fee is essentially the

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Company Predecessor’s historical general and administrative expense as the Company Predecessor did not directly incur personnel costs, home office space rent or other general and administrative expenses that are incurred directly by the Company and the Operating Partnership subsequent to the completion of the IPO. These types of expenses were historically incurred by the asset manager and were passed through to GI Partners via the asset management fee.

The Company has engaged CB Richard Ellis Investors to provide transitional accounting and other services for an interim period expected to last through the end of the first fiscal reporting period in 2005. The fee for such services is approximately $59,000.

As of December 31, 2004, GI Partners had $1.2 million of letters of credit outstanding that secure obligations relating to two of the Company’s properties, Carrier Center and Stanford Place II. These letters of credit were initially issued in lieu of making deposits required by a local utility and in lieu of establishing a restricted cash account on behalf of a lender. The Company is in the process of causing these letters of credit to be transferred to the Company. The Company is currently reimbursing GI Partners for the costs of maintaining the letters of credit, which payments are less than $5,000 per quarter.

Additionally, the Company and the Company Predecessor paid additional compensation, not encompassed in the management fee, to affiliates of CB Richard Ellis Investors for real estate services. The following schedule presents fees incurred by the Company and the Company Predecessor and earned by affiliates of CB Richard Ellis Investors (in thousands):

	Years Ended December 31,
	2004	2003	2002
Lease commissions	$411	$1,092	$116
Brokerage fees	—	491	208
Property management fees and other	1,068	406	11

Total	$1,479	$1,989	$335

14. Commitments and Contingencies

(a) Operating Leases

The Company has a ground sublease obligation on the ASM Lithography Facility that expires in 2082. After February 2036, rent for the remaining term of the ASM Lithography Facility ground lease will be determined based on a fair market value appraisal of the property and, as result, is excluded from the information below. Rental expense for the ground lease was $339,000 and $198,000 for the year ended December 31, 2004 and for the period from the acquisition of the property in May 2003 through December 31, 2003 respectively.

The minimum commitment under this lease as of December 31, 2004 was as follows (in thousands):

2005	$241
2006	241
2007	241
2008	241
2009	241
Thereafter through February 2036	9,581

Total	$10,786

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(b) Purchase Commitments

As of December 31, 2004, the Company had committed to purchase two investments in real estate and such purchases were consummated in March 2005. See note 16.

15. Quarterly Financial Information (unaudited)

The tables below reflect the Company’s selected quarterly information for the Company and the Company Predecessor for the years ended December 31, 2004 and 2003. Certain amounts have been reclassified to conform to the current year presentation.

Consolidated and Combined Statements of Operations Information

(in thousands, except for per share amounts)

(unaudited)

	Three Months Ended
	December 31, 2004(1)	September 30, 2004	June 30, 2004	March 31, 2004
Total revenue	$36,205	$29,346	$22,800	$18,770
Income (loss) before minority interests	(15,569)	3,387	2,994	3,507
Net income (loss)	(5,359)	3,359	3,096	3,461
Net loss per share—basic and diluted(2)	$(0.30)	$—	$—	$—

Weighted-average shares—basic and diluted	20,775,875

	Three Months Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Total revenue	$18,281	$13,970	$13,824	$17,013
Income (loss) before minority interests	3,909	3,708	3,986	5,188
Net income (loss)	3,886	3,655	3,937	5,164

(1)	Represents consolidated operating results for the Company for the period from November 3, 2004 to December 31, 2004 and combined operating results for the Company Predecessor for the period from October 1, 2004 to November 2, 2004. The operating results for the quarter ended December 31, 2004 may not be comparable to future expected operating results of the Company since they include various IPO-related charges.
(2)	The net loss per share—basic and diluted is for the period from November 3, 2004 to December 31, 2004. This may not be comparable to future net income (loss) per share since it includes the effect of various IPO-related charges.

16. Subsequent Events

On January 14, 2005, the Company paid a partial fourth quarter dividend on the Company’s common stock and the Operating Partnership paid a partial fourth quarter distribution on its outstanding units for the period from November 3, 2004 through December 31, 2004 of $0.156318 per share and unit. The dividend and distribution is equivalent to an annual rate of $0.975 per share and unit.

As of December 31, 2004, the Company owned a 75% tenancy-in-common interest in eBay Data Center, a 62,957 square foot data center located in Rancho Cordova, California. On January 21, 2005, the Operating Partnership purchased the remaining 25% interest in this property for $4.1 million.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

On January 24, 2005 the Company settled the foreign currency forward contract that was assumed from GI Partners and related to the Camperdown House property located in the United Kingdom for a payment of approximately $2.5 million. On the same date the Company entered into a new foreign currency forward contract to hedge the foreign currency risk related to owning a property in the United Kingdom. On February 4, 2005 GI Partners reimbursed the Company for $1.9 million of such settlement since it was determined that the negative value associated with the forward contract was not otherwise factored into the determination of the number of units that were granted to GI Partners in exchange for its interests in Camperdown House.

On February 9, 2005, the Company completed the offering of 4.14 million shares of its 8.5% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share) for total net proceeds, after the underwriting discount and estimated expenses, of $99.3 million, including the proceeds from the exercise of an underwriters’ over-allotment option. The Company and the Operating Partnership used the net proceeds from this offering to reduce borrowings under the Operating Partnership’s unsecured credit facility, acquire two properties in March 2005 and for investment and general corporate purposes.

On February 14, 2005, the Company declared a dividend on its series A preferred stock of $0.30694 per share for the period from February 9, 2005 through March 31, 2005. The dividend is equivalent to an annual rate of $2.125 per preferred share. On February 14, 2005, the Company also declared a dividend on its common stock and common units of $0.24375 per share. This dividend is equivalent to an annual rate of $0.975 per common share and common unit.

On March 14, 2005, the Company purchased of the property known as 833 Chestnut Street located in Philadelphia, Pennsylvania for approximately $59.0 million.

On March 14, 2005, the Company executed a purchase and sale agreement to acquire Printers’ Square located in Chicago, Illinois for approximately $37.5 million.

On March 15, 2005, the Company executed a purchase and sale agreement to acquire a property known as Lakeside Technology Center in Chicago, Illinois, for approximately $142.6 million. The seller can earn an additional $20.0 million by obtaining a change in the real estate tax classification prior to December 31, 2006.

On March 17, 2005, the Company purchased the property known as MAPP Building located in Minneapolis/St Paul, Minnesota for approximately $15.6 million.

In March 2005, the Company entered into an agreement to sublease office space in San Francisco, California for its headquarters under a seven-year lease with annual rent of approximately $0.4 million.

DIGITAL REALTY TRUST, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

(In thousands)

Description	Encumbrances		Initial Costs			Costs Capitalized Subsequent to Acquisition		Total Costs				Accumulated Depreciation and Amortization	Date of Acquis.(A) Constr.(C)
			Land	Acquired Ground Lease	Buildings and Improvements	Improvements	Carrying Costs	Land	Acquired Ground Lease	Buildings and Improvements	Total
PROPERTIES:
Univision Tower, Dallas, TX	$57,943		$1,838	$—	$77,604	$4,855	$—	$1,838	$—	$82,459	$84,297	$(7,568)	2002	(A)
36 Northeast Second Street, Miami, FL	18,231		1,942	—	24,184	(477)	—	1,942	—	23,707	25,649	(2,098)	2002	(A)
Camperdown House, London, UK	22,672		3,776	—	28,166	1,410	—	3,776	—	29,576	33,352	(2,028)	2002	(A)
Hudson Corporate Center, Weehawken, NJ	46,750		5,140	—	48,526	442	—	5,140	—	48,968	54,108	(3,624)	2002	(A)
NTT/Verio Premier Data Center, San Jose, CA	19,250	*	3,607	—	23,008	—	—	3,607	—	23,008	26,615	(1,665)	2002	(A)
Ardenwood Corporate Park, Fremont, CA	38,000	*	15,330	—	32,419	1,749	—	15,330	—	34,168	49,498	(2,431)	2003	(A)

VarTec Building, Carrollton, TX	7,750	*	1,477	—	10,330	—	—	1,477	—	10,330	11,807	(730)	2003	(A)

ASM Lithography Facility, Tempe, AZ			—	1,477	16,472	—	—	—	1,477	16,472	17,949	(778)	2003	(A)
AT&T Web Hosting Facility, Atlanta, GA	8,775		1,250	—	11,578	152	—	1,250	—	11,730	12,980	(513)	2003	(A)
Granite Tower, Dallas, TX	21,645		3,643	—	22,060	126	—	3,643	—	22,186	25,829	(1,170)	2003	(A)
Brea Data Center, Brea, CA	7,942		3,777	—	4,611	20	—	3,777	—	4,631	8,408	(384)	2003	(A)
Maxtor Manufacturing Facility, Fremont, CA	17,965		5,272	—	20,166	—	—	5,272	—	20,166	25,438	(646)	2003	(A)
Stanford Place II, Denver, CO	26,000		3,662	—	29,183	2,250	—	3,662	—	31,433	35,095	(2,461)	2003	(A)

100 Technology Center Drive, Stoughton, MA	20,000		2,957	—	22,417	14	—	2,957	—	22,431	25,388	(687)	2004	(A)

Siemens Building, Dallas, TX	11,188		2,983	—	10,650	20	—	2,983	—	10,670	13,653	(317)	2004	(A)

Savvis Data Center, Santa Clara, CA	—		6,065	—	43,817	—	—	6,065	—	43,817	49,882	(819)	2004	(A)

Carrier Center, Los Angeles, CA	25,964		18,478	—	50,824	547	—	18,478	—	51,371	69,849	(1,108)	2004	(A)

Webb at LBJ, Dallas, TX	34,463		5,881	—	34,473	3	—	5,881	—	34,476	40,357	(470)	2004	(A)

Comverse Technology Building, Wakefield, MA	36,261		12,416	—	26,154	85	—	12,416	—	26,239	38,655	(652)	2004	(A)

AboveNet Data Center, San Jose, CA	—		2,068	—	29,214	—	—	2,068	—	29,214	31,282	(218)	2004	(A)

eBay Data Center, Rancho Cordova, CA	7,950		1,459	—	8,266	—	—	1,459	—	8,266	9,725	(73)	2004	(A)

200 Paul Avenue, San Francisco, CA	46,749		14,427	—	75,777	145	—	14,427	—	75,922	90,349	(398)	2004	(A)

1100 Space Park Drive, Santa Clara, CA	—		5,130	—	18,206	1	—	5,130	—	18,207	23,337	(142)	2004	(A)
Burbank Data Center, Burbank, CA	—		6,534	—	8,356	—	—	6,534	—	8,356	14,890	—	2004	(A)

	$475,498		$129,112	$1,477	$676,461	$11,342	$—	$129,112	$1,477	$687,803	$818,392	$(30,980)

*	This is an allocation of a $43,000 loan secured by three properties.

See accompanying report of registered public accounting firm.

DIGITAL REALTY TRUST, INC.

NOTES TO SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2004

(In thousands)

(1) Tax Basis Cost

The aggregate gross cost of Digital Realty Trust, Inc. (the company) properties for federal income tax purposes approximated $793.4 million (unaudited) as of December 31, 2004.

(2) Historical Cost and Accumulated Depreciation and Amortization

The following table reconciles the historical cost of the Company’s properties for financial reporting purposes for each of the years in the three year period ended December 31, 2004.

	The Company and the Company Predecessor Year Ended December 31	The Company Predecessor Years Ended December 31,
	2004	2003	2002
Balance, beginning of year	$404,763	$220,630	$—
Additions during period (acquisitions and improvements)	414,877	184,673	220,630
Deductions during period (write-off of tenant improvements)	(1,248)	(540)	—

Balance, end of year	$818,392	$404,763	$220,630

The following table reconciles accumulated depreciation and amortization of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2004.

	The Company and the Company Predecessor Year Ended December 31	The Company Predecessor Years Ended December 31,
	2004	2003	2002
Balance, beginning of year	$13,026	$3,621	$—
Additions during period (depreciation and amortization expense)	18,207	9,480	3,621
Deductions during period (write-off of tenant improvements)	(253)	(75)	—

Balance, end of year	$30,980	$13,026	$3,621

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Categorical Standards for Board Service and Audit Committee Financial Expert” will be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Securities Act of 1333 concerning our directors and executive officers set forth under the heading entitled “Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning our security ownership of certain beneficial owners and management and equity compensation plan information required by Item 12 will be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions required by Item 13 will be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
****3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc.

****3.2	Amended and Restated Bylaws of Digital Realty Trust, Inc.

**3.3	Articles Supplementary of Digital Realty Trust, Inc.

***4.1	Form of Certificate for Common Stock for Digital Realty Trust, Inc.

*4.2	Form of Certificate for Series A Preferred Stock for Digital Realty Trust, Inc.

****10.1	Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

**10.2	Second Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

****10.3	Registration Rights Agreement among Digital Realty Trust, Inc. and the persons named therein.

****10.4	2004 Incentive Award Plan of Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P.

***10.5	Form of Indemnification Agreement between Digital Realty Trust, Inc. and its directors and officers.

***10.6	Executive Chairman Agreement between Digital Realty Trust, Inc. and Richard Magnuson.

***10.7	Employment Agreement between Digital Realty Trust, Inc. and Michael Foust.

***10.8	Employment Agreement between Digital Realty Trust, Inc. and A. William Stein.

***10.9	Employment Agreement between Digital Realty Trust, Inc. and Scott E. Peterson

***10.10	Employment Agreement between Digital Realty Trust, Inc. and John O. Wilson

****10.11	Non-competition Agreement between Digital Realty Trust, Inc. and Global Innovation Partners, LLC.

***10.12	Contribution Agreement, dated as of July 31, 2004, by and between Global Innovation Partners, LLC and Digital Realty Trust, L.P.

***10.13	Contribution Agreement, dated as of July 31, 2004, by and among San Francisco Wave eXchange, LLC, Santa Clara Wave eXchange, LLC and eXchange colocation, LLC, Digital Realty Trust, L.P. and Digital Realty Trust, Inc.

***10.14	Contribution Agreement, dated as of July 31, 2004, by and between Pacific-Bryan Partners, L.P. and Digital Realty Trust, L.P.

***10.15	Option Agreement (Carrier Center) dated as of July 31, 2004.

***10.16	Right of First Offer Agreement (Denver Data Center) dated as of July 31, 2004.

***10.17	Right of First Offer Agreement (Frankfurt) dated as of July 31, 2004.

***10.18	Allocation Agreement, dated as of July 31, 2004, entered into by and between Global Innovation Partners, LLC and Global Innovation Contributor, LLC.

***10.19	Unit Purchase Agreement, dated as of July 31, 2004, entered into by and between Digital Realty Trust, Inc. and Global Innovation Contributor, LLC.

***10.20	Allocation Agreement, dated as of July 31, 2004, entered into by and between Global Innovation Partners, LLC and State of California Public Employees’ Retirement System, a unit of the State and Consumer Service Agency of the State of California.

Exhibit
***10.21	Unit Purchase Agreement, dated as of July 31, 2004, entered into by and between Digital Realty Trust, Inc. and State of California Public Employees’ Retirement System, a unit of the State and Consumer Service Agency of the State of California.

***10.22	Loan Agreement, dated as of March 31, 2004, entered into by and between Global Innovation Partners, LLC and Digital Realty Trust, Inc.

***10.23	Purchase and Sale Agreement, dated as of September 16, 2004, by and between Global Innovation Partners, LLC and Digital Realty Trust, L.P.

****10.24	Registration Rights Agreement among Digital Realty Trust, Inc. and the persons named therein (option and right of first offer agreement).

***10.25	Loan and Security Agreement, dated as of August 18, 2003, between Global Marsh Property Owner, L.P. and German American Capital Corporation.

***10.26	Omnibus First Amendment to Loan Documents, dated as of November 10, 2003, by and among Global Marsh Property Owner, L.P., Global Innovation Partners, LLC and German American Capital Corporation.

***10.27	Note, dated as of August 18, 2003, by Global Marsh Property Owner, L.P. in favor of German American Capital Corporation.

***10.28	First Amendment to Note, dated as of November 10, 2003, by and between Global Marsh Property Owner, L.P. and German American Capital Corporation.

***10.29	Mezzanine Loan and Security Agreement, dated as of August 18, 2003, between Global Marsh Member, LLC and Global Marsh Limited Partner, LLC and German American Capital Corporation.

***10.30	Omnibus First Amendment to Mezzanine Loan Documents, dated as of November 10, 2003, by and among Global Marsh Member, LLC, Global Marsh Limited Partner, LLC, Global Innovation Partners, LLC and German American Capital Corporation.

***10.31	Note, dated as of August 18, 2003, by Global Marsh Property Owner, L.P. in favor of German American Capital Corporation.

***10.32	Mezzanine Note, dated as of August 18, 2003, by Global Marsh Member, LLC and Global Marsh Limited Partner, LLC in favor of German American Capital Corporation.

***10.33	First Amendment to Mezzanine Note, dated as of November 10, 2003, by and among Global Marsh Member, LLC, Global Marsh Limited Partnership, LLC and German American Capital Corporation.

***10.34	Loan and Security Agreement, dated as of January 31, 2003, among San Francisco Wave eXchange, LLC, 200 Paul Wave eXchange, LLC, The Cambay Group, Inc. and Greenwich Capital Financial Products, Inc.

***10.35	Amendment No. 1 to Loan Agreement, entered into as of March 31, 2003, by and among San Francisco Wave eXchange, LLC, 200 Paul Wave eXchange, LLC, The Cambay Group, Inc. and Greenwich Capital Financial Products, Inc.

***10.36	Promissory Note A, dated as of January 31, 2003, by San Francisco Wave eXchange, LLC in favor of Greenwich Capital Financial Products, Inc.

***10.37	Promissory Note B, dated as of January 31, 2003, by San Francisco Wave eXchange, LLC in favor of Greenwich Capital Financial Products, Inc.

Exhibit
****10.38	Revolving Credit Agreement among Digital Realty Trust, L.P., as borrower, Digital Realty Trust, Inc., as parent guarantor, the subsidiary guarantors named therein, Citicorp North America, Inc., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein.

****10.39	Loan Agreement, dated as of November 3, 2004, by and among Global Webb, L.P. and Citigroup Global Markets Realty Corp.

****10.40	Note, dated as of November 3, 2004, by Global Webb, L.P. in favor of Citigroup Global Markets Realty Corp.

****10.41	Loan Agreement, dated as of November 3, 2004, by and among Global Weehawken Acquisition Company, LLC and Citigroup Global Markets Realty Corp.

****10.42	Note, dated as of November 3, 2004, by Global Weehawken Acquisition Company, LLC in favor of Citigroup Global Markets Realty Corp.

****10.43	Loan Agreement, dated as of November 3, 2004, by and among GIP Wakefield, LLC and Citigroup Global Markets Realty Corp.

****10.44	Note, dated as of November 3, 2004, by GIP Wakefield, LLC in favor of Citigroup Global Markets Realty Corp.

****10.45	Form of Profits Interest Units Agreements.

****10.46	Form of Digital Realty Trust, Inc. Incentive Stock Option Agreement.

*10.47	Purchase and Sale Agreement, dated as of January 11, 2005, between LB 833 Chestnut, LLC and Digital Realty Trust, L.P.

*10.48	Loan Agreement, dated as of November 3, 2004, by and between Digital-Bryan Street Partnership, L.P. and Countrywide Commercial Real Estate Finance, Inc.

*10.49	Promissory Note, dated as of November 3, 2004, by Digital-Bryan Street Partnership, L.P. in favor of Countrywide Commercial Real Estate Finance, Inc.

*10.50	Consent Agreement, dated as of October 27, 2004, by and among LaSalle Bank National Association, as Trustee, and Global Marsh Property Owner, L.P.

10.51	Consent Agreement, dated as of October 27, 2004, by and among Five Mile Capital Pooling International II, LLC and Global Marsh Member, LLC, Global Marsh Limited Partner, LLC, Global Innovation Partners, LLC and Digital Reality Trust, L.P.

10.52	Purchase and Sale Agreement, dated as of March 14, 2005, between Lakeside Purchaser, LLC and Digital Realty Trust, L.P.

***21.1	List of Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the registrant’s registration statement on Form S-11 (File No. 333-122099) declared effective by the commission on February 3, 2005.
**	Incorporated by reference to the registrant’s current report on Form 8-K (File No. 001-32336) filed with the Commission on February 14, 2005.
***	Incorporated by reference to the registrant’s registration statement on Form S-11 (File No. 333-117865) declared effective by the commission on November 3, 2004.
****	Incorporated by reference to the registrant’s quarterly report on Form 10-Q (File No. 001-32336) filed with the commission on December 13, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on this 31st day of March 2005.

DIGITAL REALTY TRUST, INC.

By:	/s/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Michael F. Foust and A. William Stein, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on 10-K, and any and all amendments thereto (including post-effective amendments), and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. MAGNUSON Richard A. Magnuson	Chairman of the Board	March 31, 2005

/s/ MICHAEL F. FOUST Michael F. Foust	Chief Executive Officer	March 31, 2005

/s/ A. WILLIAM STEIN A. William Stein	Chief Financial Officer & Chief Investment Officer	March 31, 2005

/s/ CARY ANDERSON Cary Anderson	Controller (Principal Accounting Officer)	March 31, 2005

/s/ LAURENCE A. CHAPMAN Laurence A. Chapman	Director	March 31, 2005

/s/ RUANN F. ERNST Ruann F. Ernst, Ph.D.	Director	March 31, 2005

/s/ KATHLEEN EARLEY REED Kathleen Earley Reed	Director	March 31, 2005

/s/ DENNIS E. SINGLETON Dennis E. Singleton	Director	March 31, 2005