Form 10-Q
period 2005-03-31
Digital Realty Trust, Inc.
filed 2005-05-16
CIK 1297996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2005
Common Stock, $.01 par value per share	21,421,300

DIGITAL REALTY TRUST, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

		PAGE NO.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Consolidated and Combined Financial Statements

	Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004	1

	Consolidated and Combined Statements of Operations for the Company for the three months ended March 31, 2005 and for the Digital Realty Trust, Inc. Predecessor for the three months ended March 31, 2004 (both unaudited)	2

	Consolidated and Combined Statements of Comprehensive Income for the Company for the three months ended March 31, 2005 and for the Digital Realty Trust, Inc. Predecessor for the three months ended March 31, 2004 (both unaudited)	3

	Consolidated and Combined Statements of Cash Flows for the Company for the three months ended March 31, 2005 and for the Digital Realty Trust, Inc. Predecessor for the three months ended March 31, 2004 (both unaudited)	4

	Notes to Consolidated and Combined Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	24

ITEM 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	25

ITEM 2.	Changes in Securities and Use of Proceeds	25

ITEM 3.	Defaults Upon Senior Securities	25

ITEM 4.	Submission of Matters to a Vote of Security Holders	25

ITEM 5.	Other Information	25

ITEM 6.	Exhibits	25

	Signatures	26

ITEM 1.	CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DIGITAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Investments in real estate:
Land	$138,014	$129,112
Acquired ground lease	1,477	1,477
Buildings and improvements	667,904	613,058
Tenant improvements	82,408	74,745

Investments in real estate	889,803	818,392
Accumulated depreciation and amortization	(37,691)	(30,980)

Net investments in real estate	852,112	787,412
Cash and cash equivalents	2,875	4,557
Accounts and other receivables	3,353	3,051
Deferred rent	14,633	12,236
Acquired above market leases, net	41,485	43,947
Acquired in place lease value and deferred leasing costs, net	157,957	136,721
Deferred financing costs, net	7,333	8,236
Restricted cash	13,773	14,207
Other assets	6,206	2,920

Total Assets	$1,099,727	$1,013,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable under line of credit	$36,000	$44,000
Mortgage loans	457,701	453,498
Other secured loans	22,000	22,000
Accounts payable and other accrued liabilities	13,513	12,789
Accrued dividends and distributions	—	8,276
Acquired below market leases, net	44,868	37,390
Security deposits and prepaid rents	5,311	6,276

Total liabilities	579,393	584,229
Commitments and contingencies	—	—
Minority interests in consolidated joint ventures	149	997
Minority interests in operating partnership	250,592	254,862
Stockholder’s equity:
Preferred Stock, $0.01 par value, 20,000,000 authorized: 8.50% Series A Cumulative Redeemable Preferred Stock, $103,500,000 liquidation preference ($25.00 per share), 4,140,000 issued and outstanding	99,297	—
Common Stock; $0.01 par value; 100,000,000 authorized, 21,421,300 shares issued and outstanding	214	214
Additional paid-in capital	182,095	182,411
Dividends in excess of earnings	(13,271)	(9,517)
Accumulated other comprehensive income, net	1,258	91

Total stockholders’ equity	269,593	173,199

Total liabilities and stockholders’ equity	$1,099,727	$1,013,287

See accompanying notes to the consolidated and combined financial statements.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(unaudited)

	THE COMPANY	THE PREDECESSOR
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Revenues:
Rental	$32,691	$16,028
Tenant reimbursements	6,520	2,728
Other	432	14

Total revenues	39,643	18,770

Expenses:
Rental property operating and maintenance	7,145	3,006
Property taxes	3,681	1,718
Insurance	599	241
Interest	8,121	3,813
Asset management fees to related party	—	796
Depreciation and amortization	12,143	5,507
General and administrative	2,413	92
Loss from early extinguishment of debt	125	—
Other	521	90

Total expenses	34,748	15,263

Income before minority interests	4,895	3,507
Minority interests in consolidated joint ventures	(3)	46
Minority interests in operating partnership	2,159	—

Net income	2,739	3,461
Preferred stock dividends	(1,271)	—

Net income allocable to common stockholders	$1,468	$3,461

Basic income per share available to common stockholders	$0.07	—
Diluted income per share available to common stockholders	$0.07	—
Weighted average common shares outstanding:
Basic	21,421,300	—
Diluted	21,535,485	—

See accompanying notes to the consolidated and combined financial statements.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	THE COMPANY	THE PREDECESSOR
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net income	$2,739	$3,461
Other comprehensive income:
Foreign currency translation adjustments	1,164	6
Minority interests in foreign currency translation adjustments	(693)	—
Increase in fair value of interest rate swaps	1,719	—
Minority interests in increase in fair value of interest rate swaps	(1,023)	—

Comprehensive income	$3,906	$3,467

See accompanying notes to the consolidated and combined financial statements.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	The Company	The Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Cash flows from operating activities:
Net income	$2,739	$3,461
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests in operating partnership	2,159	—
Minority interests in consolidated joint ventures	(3)	46
Write-off of net assets due to early lease terminations	363	—
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground lease	6,801	3,240
Amortization over the vesting period of the fair value of stock options	52	—
Amortization of deferred financing costs	675	347
Write-off of deferred financing costs, included in loss on early extinguishment of debt	125	—
Amortization of debt premium	(6)	(242)
Amortization of acquired in place lease value and deferred leasing costs	5,342	2,267
Amortization of acquired above market leases and acquired below market leases, net	(586)	(67)
Changes in assets and liabilities:
Accounts and other receivables	(102)	(444)
Deferred rent	(2,475)	(1,285)
Deferred leasing costs	(16)	—
Other assets	(567)	(192)
Accounts payable and other accrued liabilities	(1,828)	(754)
Security deposits and prepaid rents	(965)	250

Net cash provided by operating activities	11,708	6,627

Cash flows from investing activities:
Acquisitions of properties	(69,422)	(38,236)
Deposits paid for acquisitions of properties	(1,000)	(1,000)
Change in restricted cash	434	—
Improvements to investments in real estate	(1,657)	(1,335)

Net cash used in investing activities	(71,645)	(40,571)

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	The Company	The Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Cash flows from financing activities:
Borrowings on line of credit	$50,000	$20,881
Repayments on line of credit	(58,000)	(20,000)
Proceeds from mortgage loans	—	20,000
Principal payments on mortgage loans	(9,788)	(305)
Payment of loan fees and costs	—	(68)
Contributions from owner of the Predecessor	—	14,255
Distributions to owner of the Predecessor	—	(1,740)
Settlement of foreign currency forward sale contract	(2,519)	—
Reimbursement by GI Partners of settlement cost of foreign currency forward sale contract	1,911	—
Gross proceeds from the sale of preferred stock	103,500	—
Preferred stock offering costs paid	(3,803)	—
Common stock offering costs paid	(594)	—
Payment of dividends to preferred stockholders	(1,271)	—
Payment of dividends to common stockholders and distributions to limited partners of operating partnership	(21,181)	—

Net cash provided by financing activities	58,255	33,023

Net decrease in cash and cash equivalents	(1,682)	(921)
Cash and cash equivalents at beginning of period	4,557	5,174

Cash and cash equivalents at end of period	$2,875	$4,253

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,347	$3,387
Supplementary disclosure of noncash activities:
Increase in net assets related to foreign currency translation adjustments	$471	$6
Accrual for additions to investments in real estate included in accounts payable and accrued expenses	946	1,035
Allocation of purchase of properties to:
Investments in real estate	65,079	25,374
Acquired above market leases	2,447	3,442
Acquired below market leases	(2,538)	—
Acquired in place lease value	16,066	9,420
Other receivables	200	—
Mortgage loan assumed	(9,746)	—
Loan premium	(944)	—
Other accrued liability	(1,987)	—
Minority interest in consolidated joint venture	845	—

Cash paid for acquisition of properties	69,422	38,236
Increase to components of net investment foreign currency hedge upon settlement:
Investment in real estate	5,304	—
Mortgage loans	(3,307)	—
Other accrued liabilities	(1,997)	—

	—	—
Accrual of Series A preferred stock offering costs	400	—
Reallocation of limited partners’ interests in Operating Partnership to the general partner	257	—

See accompanying notes to the consolidated and combined financial statements.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

March 31, 2005 and 2004

(unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc., through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, the Company), is engaged in the business of owning, acquiring, repositioning and managing technology-related real estate. As of March 31, 2005, the Company’s portfolio consisted of 26 properties; 25 are located throughout the United States and one is located in London, England. The Company’s properties are located in a limited number of markets where technology tenants are concentrated, including the Atlanta, Boston, Dallas, Denver, London, Los Angeles, Miami, Minneapolis/St. Paul, New York, Philadelphia, Phoenix, Sacramento, San Francisco and Silicon Valley metropolitan areas. The portfolio consists of telecommunications infrastructure properties, information technology properties, technology manufacturing properties and regional or national headquarters of technology companies.

The Company completed its initial public offering of common stock (the IPO) on November 3, 2004 and commenced operations on that date. The IPO resulted in the sale of 20,000,000 shares of common stock at a price per share of $12.00, generating gross proceeds to the Company of $240.0 million. The aggregate proceeds to the Company, net of underwriters’ discounts, commissions and financial advisory fees and other offering costs were approximately $214.9 million. On November 30, 2004, an additional 1,421,300 shares of common stock were sold at $12.00 per share as a result of the underwriters’ exercising their over-allotment option. This resulted in additional net proceeds of approximately $15.9 million to the Company.

On February 9, 2005, the Company completed the offering of 4.14 million shares of 8.50% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share) for total net proceeds, after underwriting discounts and other offering costs, of $99.3 million, including the proceeds from the exercise of the underwriters’ over-allotment option. The net proceeds from this offering were used to reduce borrowings under the Company’s unsecured credit facility, acquire two properties in March 2005 and for investment and general corporate purposes.

The Operating Partnership was formed on July 21, 2004 in anticipation of the IPO. Effective as of the completion of the IPO, including exercise of the underwriters’ over-allotment option, and as of March 31, 2005, the Company, as sole general partner, owned a 40.5% common interest and a 100% preferred interest in the Operating Partnership and has control over major decisions of the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace the general partner or approve the sale or refinancing of the Operating Partnership’s assets, although they do have certain protective rights.

The Company continues to operate and expand the business of its predecessor (the Company Predecessor). The Company Predecessor is not a legal entity; rather it is a combination of certain of the real estate subsidiaries of Global Innovation Partners, LLC, a Delaware limited liability company (GI Partners) contributed to the Company in connection with the IPO, along with an allocation of certain assets, liabilities, revenues and expenses of GI Partners related to the real estate by such subsidiaries.

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

2. Summary of Significant Accounting Policies

(a) Principles of Consolidation and Combination and Basis of Presentation

The accompanying consolidated financial statements include all of the accounts of Digital Realty Trust, Inc., the Operating Partnership, the subsidiaries of the Operating Partnership and its consolidated joint venture(s), one as of March 31, 2005 and two as of December 31, 2004. Intercompany balances and transactions have been eliminated.

Property interests contributed to the Operating Partnership by GI Partners in exchange for limited partnership interests, also known as common units, in the Operating Partnership (common units) have been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the contributed assets and assumed

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2005 and 2004

(unaudited)

liabilities were recorded at the Company Predecessor’s historical cost basis. Property interests acquired from third parties for cash or common units are accounted for using purchase accounting.

The accompanying combined financial statements of the Company Predecessor include the wholly owned real estate subsidiaries and two majority-owned real estate joint ventures that GI Partners contributed to the Operating Partnership in connection with the IPO. Intercompany balances and transactions have been eliminated. The interests of the joint venture partners, all of whom are third parties, are reflected in minority interests in the accompanying combined financial statements.

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

The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated and combined financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

(b) Cash Equivalents

For purpose of the consolidated and combined statements of cash flows, the Company considers short-term investments with original maturities of 90 days or less when purchased to be cash equivalents. As of March 31, 2005 and December 31, 2004, cash equivalents consist of investments in money market funds.

(c) Stock Based Compensation

The Company accounts for stock based compensation, including stock options and fully vested long-term incentive units granted under the Company’s 2004 Incentive Award Plan in connection with the IPO, using the fair value method of accounting under FASB Statement 123, Accounting for Stock Based Compensation. The estimated fair value of each of the long-term incentive units was equal to the IPO price of the Company’s stock and such amount was recorded as an expense upon closing of the IPO since those long term incentive units were fully vested as of the grant date. The estimated fair value of the stock options granted by the Company is being amortized over the vesting period of the stock options.

(d) Income Taxes

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

However, qualification and taxation as a REIT depend upon the Company’s ability to meet the various qualification tests imposed under the Code, including tests related to annual operating results, asset composition, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that the Company will be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

The Company has elected to treat two of the Operating Partnership’s subsidiaries as taxable REIT subsidiaries (each, a TRS). In general, a TRS may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income taxes on its taxable income at regular corporate tax rates. There is no tax provision for either of the Company’s TRS entities for the periods presented in the accompanying consolidated and combined statements of operations due to net operating

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2005 and 2004

(unaudited)

losses incurred. No tax benefits have been recorded since it is not considered more likely than not that the deferred tax asset related to the net operating loss carryforward will be utilized.

To the extent that any United Kingdom taxes are incurred by the subsidiary invested in real estate located in London, England, a provision is made for such taxes.

No provision has been made in the combined financial statements of the Company Predecessor for U.S. income taxes, as any such taxes are the responsibility of GI Partners’ members, as GI Partners is a limited liability company.

(e) Management’s Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made.

3. Minority Interests in the Operating Partnership

Minority interests relate to the interests in the Operating Partnership that are not owned by the Company, which, at March 31, 2005, amounted to 59.5%. In conjunction with the formation of the Company, GI Partners received common units, in exchange for contributing ownership interests in the Company Predecessor’s properties to the Operating Partnership. Also in connection with acquiring real estate interests owned by third parties, the Operating Partnership issued common units to those sellers. Limited partners who acquired common units in the formation transactions have the right, commencing on or after January 3, 2006, to require the Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of the redemption. Alternatively, the Company may elect to acquire those common units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events.

As of March 31, 2005, GI Partners owned 23,699,359 common units or 44.8% of all common units, third parties owned 6,331,511 common units or 11.9% of all common units and Company employees, non-employee directors and the Company’s Executive Chairman together own 1,490,561 long term incentive units or 2.8% of all Units. Richard Magnuson, the Executive Chairman of the Company’s board of directors, Michael Foust, the Company’s Chief Executive Officer and a member of the Company’s board of directors, and Scott Peterson, the Company’s Senior Vice President, Acquisitions, are minority indirect investors in GI Partners.

4. Investments in Real Estate Acquired During the Three Months Ended March 31, 2005

As of December 31, 2004, the Company owned a 75% tenancy-in-common interest in eBay Data Center. On January 21, 2005, the Company purchased the remaining 25% interest in this property for $4.1 million.

On March 14, 2005, the Company purchased 833 Chestnut Street located in downtown Philadelphia, Pennsylvania, for approximately $59.0 million.

On March 17, 2005, the Company purchased MAPP Building located in St. Paul, Minnesota, for approximately $15.6 million.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2005 and 2004

(unaudited)

5. Debt

A summary of outstanding indebtedness as of March 31, 2005 and December 31, 2004, respectively, is as follows (in thousands):

Properties	Interest Rate	Maturity Date		Principal Outstanding March 31, 2005		Principal Outstanding December 31, 2004
100 Technology Center Drive—Mortgage	LIBOR + 1.70%(1)	Apr. 1, 2009		$20,000		$20,000
200 Paul Avenue—Mortgage	LIBOR + 3.17%(1)	Jul. 1, 2006	(2)	46,268		46,749
Ardenwood Corporate Park, NTT/Verio Premier Data Center, VarTec Building—Mortgage	LIBOR + 1.59%(1)	Aug. 9, 2006	(3)	43,000		43,000
Ardenwood Corporate Park, NTT/Verio Premier Data Center, VarTec Building—Mezzanine	LIBOR + 5.75%	Aug. 9, 2006	(3)	22,000		22,000
AT&T Web Hosting Facility—Mortgage	LIBOR + 1.85%(1)	Dec. 1, 2006	(2)	8,775		8,775
Camperdown House—Mortgage	6.85%	Oct. 31, 2009		25,566	(4)	22,672	(4)
Carrier Center—Mortgage	LIBOR + 4.25%(5)	Nov. 11, 2007	(6)	25,854		25,964
eBay Data Center Bridge Loan	LIBOR + 2.00%	Aug. 11, 2005		—		7,950
Granite Tower—Mortgage	LIBOR + 1.20%(1)	Jan. 1, 2009		21,555		21,645
MAPP Building—Mortgage	7.62%(7)	Mar. 1, 2032		9,746		—
Maxtor Manufacturing Facility—Mortgage	LIBOR + 2.25%	Dec. 31, 2006	(2)	17,894		17,965
Stanford Place II—Mortgage	5.14%	Jan. 10, 2009		26,000		26,000
Univision Tower—Mortgage(8)	6.04%	Nov. 6, 2009		57,769		57,943
Secured Term Debt(9)	5.65%	Nov. 11, 2014		154,336		154,835
Unsecured Credit Facility(10)	LIBOR + 1.625%	Nov. 3, 2007	(6)	36,000		44,000

Total principal outstanding				514,763		519,498
Loan premium—MAPP Building				938		—

Total indebtedness				$515,701		$519,948

(1)	The Company has entered into interest rate swap agreements as a cash flow hedge for these loans. The total variable debt subject to the swap agreements was $139.6 million and $140.2 million as of March 31, 2005 and December 31, 2004, respectively. See note 9 for further information.

(2)	Two one-year extensions are available.

(3)	A 13-month extension and a one-year extension are available.

(4)	Based on the Company’s hedged exchange rate of $1.8472 to £1.00 as of March 31, 2005 and $1.6083 to £1.00 as of December 31, 2004.

(5)	Subject to a 2.5% LIBOR floor.

(6)	A one-year extension option is available.

(7)	The anticipated repayment date is March 1, 2012. If the loan is not repaid by this date, the interest rate increases to the greater of 9.62% or the then treasury rate plus 2%.

(8)	The Univision Tower mortgage loan is also secured by a $5.0 million letter of credit.

(9)	This amount represents six mortgage loans secured by the Company’s interests in 36 Northeast Second Street, Brea Data Center, Comverse Technology Building, Hudson Corporate Center, Siemens Building, and Webb at LBJ. Each of these loans are cross-collateralized by the six properties.

(10)	The interest rate under the Company’s unsecured credit facility equals either (i) LIBOR plus a margin of between 1.375% and 1.750% or (ii) the greater of (x) the base rate announced by the lender and (y) the federal funds rate, plus a margin of between 0.375% - 0.750%. In each case, the margin is based on the Company’s leverage ratio.

On May 11, 2005, the Company entered into an amendment to the Company’s unsecured revolving credit facility pursuant to which the size of the facility may be expanded from $200.0 million to $350.0 million at the Company’s request, subject to receipt of lender commitments and satisfaction of other conditions, and also added a $100.0 million sub-facility for foreign exchange advances in Euros, British Sterling and Canadian Dollars. Approximately $36.0 million was drawn under this facility as of March 31, 2005 and approximately $84.9 million of this credit facility remained available pursuant to the terms of this facility as of March 31, 2005. The unsecured credit facility expires on November 3, 2007 and has a one-year extension option. The credit facility contains various restrictive covenants, including limitations on the Company’s ability to incur additional indebtedness, make certain investments or merge with another company, limitations on restricted payments, and requirements to maintain financial coverage ratios and maintain a pool of unencumbered assets.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2005 and 2004

(unaudited)

The limitation on restricted payments, referred to above, provides that, except to enable the Company to maintain its status as a REIT for federal income tax purposes, the Company, will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined, for such period, subject to certain other adjustments. As of March 31, 2005, the Company believes that it was in compliance with all the covenants.

Some of the loans impose penalties upon prepayment. The terms of the following loans do not permit prepayment of the loan prior to the dates listed below:

Loan	Date
Carrier Center—Mortgage	October 2005
Ardenwood Corporate Park, NTT/Verio Premier Data Center, Var Tec Building—Mortgage	October 2005
Ardenwood Corporate Park, NTT/Verio Premier Data Center, Var Tec Building—Mezzanine	October 2005
Granite Tower—Mortgage	January 2006
100 Technology Center Drive—Mortgage	March 2006
Univision Tower—Mortgage	August 2009
MAPP Building—Mortgage	December 2011
Secured Term Debt	September 2014

6. Earnings per Share

The following is a summary of the elements used in calculating basic and diluted income per share (in thousands, except share and per share amounts):

Three Months Ended March 31, 2005
Net income	$2,739
Preferred dividends	(1,271)

Net income available to common stockholders	$1,468

Weighted average shares outstanding—basic	21,421,300
Potentially dilutive common shares:
Stock options	114,185

Weighted average shares outstanding—diluted	21,535,485

Earnings per share – Basic:
Net income per share available to common shareholders	$0.07

Earnings per share – Diluted:
Net income per share available to common shareholders	$0.07

For the three months ended March 31, 2005, 30,030,870 common units and 1,490,561 of long-term incentive units were excluded from the computation of diluted earnings per share as their effect would not be dilutive. For the three months ended March 31, 2005, options to purchase shares of the Company’s common stock of 31,000 shares have been excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price of the Company’s common stock of $13.98 for the three months ended March 31, 2005.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2005 and 2004

(unaudited)

7. Stockholders’ Equity

(a) Preferred Stock

Underwriting discounts and commissions and other offering costs totaling approximately $4.2 million are reflected as a reduction to preferred stock in the accompanying consolidated balance sheet.

(b) Shares and Units

A common unit and a share of the Company’s common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A common unit may be redeemed for cash, or, at the Company’s option, exchanged for shares of common stock on a one-for-one basis after January 3, 2006. There were 21,421,300 shares of common stock, 30,030,870 common units and 1,490,561 long-term incentive units, which have achieved full parity outstanding as of March 31, 2005.

(c) Dividends and Distributions

On February 14, 2005, the Company declared a dividend on its series A preferred stock of $0.30694 per share for the period from February 9, 2005 through March 31, 2005, payable on March 31, 2005 to the holders of record on March 15, 2005. The dividend, totaling approximately $1.3 million, was paid on March 31, 2005. The dividend is equivalent to an annual rate of $2.125 per preferred share.

On February 14, 2005, the Company also declared a dividend on its common stock and the Operating Partnership declared a distribution on common units and long-term incentive units of $0.24375 per common share, common unit or long-term incentive unit, covering the period January 1, 2005 through March 31, 2005, payable to the holders of record on March 15, 2005. The dividend and distribution, totaling approximately $12.9 million, was paid on March 31, 2005. The dividend and distribution was equivalent to an annual rate of $0.975 per common share and common unit. Distributions to common and long-term incentive unitholders are recorded as a reduction to minority interests in operating partnership.

(d) Stock Options

The fair value of each option granted under the 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the weighted-average assumptions listed below for grants in 2005. The fair values are being expensed on a straight-line basis over the vesting period of the options, which is four years. The expense recorded for the three months ended March 31, 2005 was approximately $52,000.

The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options granted during the three months ended March 31, 2005:

Dividend yield	6.88%
Expected life of option	120 months
Risk-free interest rate	4.13%
Expected stock price volatility	20.00%

A summary of the status of the Company’s stock options under the 2004 Incentive Award Plan as of March 31, 2005 and for the three months then ended are presented below:

	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of period	924,902	$12.16
Granted	31,000	14.18
Exercised	—	—
Cancelled	(40,407)	12.00

Options outstanding, end of period	915,495	12.27

Exercisable, end of period	—	—

Weighted-average fair value of options granted during the period		$1.10

As of March 31, 2005, we had 915,495 stock options outstanding, with exercise prices ranging from $12.00 to $14.50. The weighted-average remaining contractual life of these options at March 31, 2005 was 9.62 years.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2005 and 2004

(unaudited)

(e) Distributions

Earnings and profits, which determine the taxability of distributions to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of loss on extinguishment of debt, revenue recognition, compensation expense and in the basis of depreciable assets and estimated useful lives used to compute depreciation.

8. Incentive Plan

The Company’s 2004 Incentive Award Plan provides for the grant of incentive awards to employees, directors and consultants. Awards issuable under the 2004 Incentive Award Plan include stock options, restricted stock, dividend equivalents, stock appreciation rights, long-term incentive units, cash performance bonuses and other incentive awards. Only employees are eligible to receive incentive stock options under the 2004 Incentive Award Plan. The Company has reserved a total of 4,474,102 shares of common stock for issuance pursuant to the 2004 Incentive Award Plan, subject to certain adjustments set forth in the 2004 Incentive Award Plan. As of March 31, 2005, 2,027,639 shares of common stock remained available for future issuance under the 2004 Incentive Award Plan. Each long-term incentive unit issued under the 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2004 Incentive Award Plan and the individual award limit discussed below.

Long-term incentive units may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. Long-term incentive units, whether vested or not, will receive the same quarterly per unit distributions as common units in the Operating Partnership. In connection with the IPO, an aggregate of 1,490,561 of fully vested long-term incentive units were issued, which are not transferable for a period of three years from the date the IPO was consummated, and compensation expense totaling $17.9 million was recorded at the completion of the IPO. These long-term incentive units achieved parity with common units on February 9, 2005 upon completion of the series A preferred stock offering. Any long-term incentive units granted in the future will not, initially, have full parity with common units with respect to liquidating distributions. Upon the occurrence of specified events, those long-term incentive units may over time achieve full parity with common units in the Operating Partnership for all purposes, and therefore accrete to an economic value for participants equivalent to the Company’s common stock on a one-for-one basis. If such parity is reached, vested long-term incentive units may be converted into an equal number of common units of the Operating Partnership at any time, and thereafter enjoy all the rights of common units of the Operating Partnership.

9. Derivative Instruments

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

Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Through March 31, 2005, the Company used such derivatives to hedge the variable cash flows associated with floating rate debt.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transactions affect earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. For derivatives designated as net investment hedges, changes in the fair value of the derivative are reported in other comprehensive income (outside of earnings) as part of the cumulative translation adjustment. As of March 31, 2005, no derivatives were designated as fair value hedges. Additionally, the Company does not use derivatives for trading or speculative purposes.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2005 and 2004

(unaudited)

In November 2004, the Company entered into interest rate swaps to hedge variability in cash flows related to $140.3 million of its floating-rate debt. The fair value of such derivatives was $1.7 million and ($27,000) at March 31, 2005 and December 31, 2004, respectively. For the three months ended March 31, 2005, the change in net unrealized gains for derivatives designated as cash flow hedges was $1.7 million and is separately disclosed in the statement of comprehensive income, net of the amount allocated to minority interests.

The table below summarizes the terms of these interest rate swaps and their fair values as of March 31, 2005 (in thousands):

Current Notional Amount	Strike Rate	Effective Date	Expiration Date	Fair Value
$ 46,268	3.178%	Nov. 26, 2004	Jul. 1, 2006	$344
43,000	3.250	Nov. 26, 2004	Sep. 15, 2006	396
21,510	3.754	Nov. 26, 2004	Jan. 1, 2009	429
20,000	3.824	Nov. 26, 2004	Apr. 1, 2009	431
8,775	3.331	Nov. 26, 2004	Dec. 1, 2006	93

$139,553				$1,693

The Company has two LIBOR interest rate caps that are not designated as hedges. The fair values of the caps were immaterial as of March 31, 2005 and December 31, 2004.

In 2003, one of the Company Predecessor’s subsidiaries entered into a foreign currency forward sale contract of approximately £7.9 million, with delivery date of January 24, 2005, to hedge an equity investment in Camperdown House, located in London, England. On January 24, 2005, the Company settled its obligations under this arrangement for a payment of approximately $2.5 million and entered into a new forward contract of the same notional amount. On February 4, 2005, GI Partners reimbursed the Company for $1.9 million of the $2.5 million settlement since it was determined that the negative value associated with the forward contract assumed by the Company was not otherwise factored into the determination of the number of common units that were granted to GI Partners in exchange for its interests in Camperdown House.

The forward contracts had been designated as net investment hedges and the contract held at March 31, 2005 had a value of ($0.2) million and ($2.8) million on March 31, 2005 and December 31, 2004, respectively. The change in value of the derivative was recorded in other comprehensive income (loss) as a part of the cumulative translation adjustments. The $1.9 million received from GI Partners was recorded as other comprehensive income during the three months ended March 31, 2005, when GI Partners agreed to pay such amount. The cumulative translation adjustment amounts included in other comprehensive income (loss) related to the net investment hedge will be reclassified to earnings when the hedged investment is sold or liquidated.

10. Commitments and Contingencies and Subsequent Events

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

On May 11, 2005, the Company amended its revolving credit agreement to permit for the expansion of the size of the facility to up to $350.0 million at the Company’s request, subject to receipt of lender commitments and satisfaction of other conditions, and also added a $100.0 million sub-facility for foreign exchange advances in Euros, British Sterling and Canadian Dollars.

        On May 6, 2005, the Company declared a dividend on its series A preferred stock of $0.53125 per share for the period from April 1, 2005 through June 30, 2005, payable on June 30, 2005 to holders of record on June 15, 2005. The dividend is equivalent to an annual rate of $2.125 per share of series A preferred stock. On May 6, 2005, the Company also declared a dividend on its common stock, and the Operating Partnership declared distributions on common units and long-term incentive units of $0.24375 per share, payable on June 30, 2005 to holders of record on June 15, 2005. The dividend and distribution is equivalent to an annual rate of $0.975 per common share and common unit.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: adverse economic or real estate developments in our markets or the technology industry; general and local economic conditions; defaults on or non-renewal of leases by tenants; increased interest rates and operating costs; our failure to obtain necessary outside financing; decreased rental rates or increased vacancy rates; difficulties in identifying properties to acquire and completing acquisitions; our failure to successfully operate acquired properties and operations; our failure to maintain our status as a REIT; possible adverse changes to tax law; environmental uncertainties and risks related to natural disasters; financial market fluctuations; changes in foreign currency exchange rates; and changes in real estate and zoning laws and increases in real property tax rates.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2004. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

The Company. We completed our initial public offering, or IPO, of common stock on November 3, 2004. We expect to qualify as a REIT for federal income tax purposes beginning with our initial taxable period ended December 31, 2004. The Company was formed on March 9, 2004. During the period from the Company’s formation until we commenced operations in connection with the completion of our IPO, we did not have any corporate activity other than the issuance of shares of common stock in connection with the initial capitalization of the Company. Because we believe that a discussion of the results of the Company prior to the completion of our IPO would not be meaningful, we have set forth below a discussion of historical combined operations for the Company and the Company Predecessor and as such, any reference in the Management’s Discussion and Analysis of Financial Condition and Results of Operations to “our,” “we” and “us” in this Item 2 includes the Company and the Company Predecessor. The Company Predecessor is comprised of the real estate activities and holdings of GI Partners related to the properties in our portfolio. The Company Predecessor’s combined historical financial information includes:

•	the wholly owned real estate subsidiaries and majority-owned real estate joint ventures that GI Partners contributed to our operating partnership in connection with our initial public offering;

•	an allocation of GI Partners’ line of credit to the extent that borrowings and related interest expense related to (1) borrowings to fund acquisitions of the properties in our portfolio and (2) borrowings to pay asset management fees paid by GI Partners that were allocated to the properties in our portfolio; and

•	an allocation of the asset management fees paid to a related party and incurred by GI Partners, along with an allocation of the liability for any such fees that were unpaid as of December 31, 2003 and an allocation of GI Partners’ general and administrative expenses.

Business and strategy. Our primary business objectives are to maximize sustainable long-term growth in earnings, funds from operations and cash flows and maximize returns to our stockholders. We expect to achieve our objectives by focusing on our core business of investing in technology-related real estate. We target high quality, strategically located properties containing applications and operations critical to the day-to-day operations of corporate enterprise data center and technology industry tenants. We focus on regional, national and international tenants, which require technology real estate and that are leaders in their respective areas. Most of our properties contain fully redundant electrical supply systems, multiple power feeds, above-standard electrical HVAC systems, raised floor areas to accommodate computer cables and below-floor cooling systems, extensive in-building communications cabling and high-level security systems. We focus solely on technology-related real estate because we believe that the growth in corporate enterprise data center adoption and the technology industry generally will be superior to that of the overall economy.

Since the acquisition of our first property in 2002 and through March 31, 2005, we have acquired an aggregate of 26 technology-related real estate properties with 6.3 million net rentable square feet. From January 1, 2005 through March 31, 2005, we acquired two technology-related properties, with approximately 635,329 net rentable square feet and as of May 12,

2005, are under contract to acquire an additional two properties with approximately 982,090 net rentable square feet. We have developed detailed, standardized procedures for evaluating acquisitions to ensure that they meet our financial and other criteria. We expect to continue to acquire additional assets as a key part of our growth strategy. We intend to aggressively manage and lease our assets to increase their cash flow.

We may acquire properties subject to existing mortgage financing and other indebtedness or to new indebtedness, which may be incurred in connection with acquiring or refinancing these investments. Debt service on such indebtedness will have a priority over any dividends with respect to our common stock and our series A preferred stock. We intend to limit our indebtedness to 60% of our total market capitalization and, based on the closing price of our common stock on March 31, 2005 of $14.37, our ratio of debt to total market capitalization was approximately 37.4% as of March 31, 2005. Our total market capitalization is defined as the sum of the market value of our outstanding common stock and preferred stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the aggregate value of the common and long-term incentive units not held by us, plus the book value of our total consolidated indebtedness. Total market capitalization as of March 31, 2005 includes 4,140,000 shares of preferred stock, 21,421,300 shares of our common stock and 31,521,431 common units and long-term incentive units, plus the book value of our total consolidated indebtedness.

Revenue Base. As of March 31, 2005, we owned 26 properties through our operating partnership. These properties are located throughout the U.S., with one property located in London, England, and contain a total of approximately 6.3 million net rentable square feet. We acquired our first portfolio property in January 2002, an additional four properties through December 31, 2002, eight properties during the year ended December 31, 2003, eleven properties during the year ended December 31, 2004 and two properties during the three months ended March 31, 2005. Excluding space held for redevelopment, as of March 31, 2005, the properties in our portfolio were approximately 88.9% leased at an average annualized rent per leased square foot of $19.22. Since our tenants generally fund capital improvements, our lease terms are generally longer than standard commercial leases. At March 31, 2005, our average lease term was 12.4 years, with an average of 7.1 years remaining. Our lease expirations through 2007 are only 6.3% of net rentable square feet or 6.1% of aggregate annualized rent as of March 31, 2005.

Operating expenses. Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs, as well as rental expenses on our ground lease. For the Company Predecessor, a significant portion of the general and administrative type expenses have been reflected in the asset management fees that were paid to GI Partners’ related-party asset manager. The asset management fees were based on a fixed percentage of capital commitments made by the investors in GI Partners, a portion of which were allocated to the Company Predecessor. Since the consummation of our IPO, our asset management function has been internalized and we are incurring the majority of our general and administrative expenses directly. We have entered into a transition services agreement with CB Richard Ellis Investors with respect to transitional accounting and other services. In addition, as a public company, we are incurring significant legal, accounting and other expenses related to corporate governance, Securities and Exchange Commission reporting and compliance with the various provisions of Sarbanes-Oxley Act of 2002. In addition, we rely on third-party property managers for most of our properties. As of March 31, 2005, 14 of our properties were managed by CB Richard Ellis, an affiliate of GI Partners.

Formation Transactions. In connection with the completion of our IPO, our operating partnership received contributions from GI Partners and third parties of direct and indirect interests in the majority of the properties in our portfolio in exchange for consideration that included cash, assumption of debt, and common units in our operating partnership.

We accounted for the ownership interests contributed to us by GI Partners in exchange for common units in our operating partnership as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the assets and liabilities contributed by GI Partners are accounted for by our operating partnership at GI Partners’ historical cost. We utilized purchase accounting to account for the acquisition of ownership interests in 200 Paul Avenue and 1100 Space Park Drive, which were contributed to us by third parties in exchange for interests in our operating partnership, cash and the assumption of debt and for the acquisition of the 10% minority ownership interest in Univision Tower, which was contributed to us by our joint venture partner in exchange for an interest in our operating partnership and the repayment of debt. Accordingly, the purchase price for these interests, which are equal to the value of the common units that we issued in exchange plus cash paid and debt assumed, were allocated to the assets acquired and liabilities assumed based on the fair value of the assets and liabilities.

Factors Which May Influence Future Results of Operations

Rental income. The amount of net rental income generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding space held for redevelopment, as of March 31, 2005, the occupancy rate in the properties in our portfolio was approximately 88.9% of our net rentable square feet. The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. In addition, one of our strategies is to convert approximately 213,523 net rentable square feet of data center space with extensive tenant improvements. That space is, or shortly will be, available for lease for multi-tenant colocation use, allowing us to lease small spaces at rates that are significantly higher than prevailing market rates for other uses. Negative trends in one or more of these factors could adversely affect our rental income in future periods. Future economic downturns or regional downturns affecting our submarkets or downturns in the technology industry that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental income will also partially depend on our ability to acquire additional technology-related real estate that meets our investment criteria. One of our tenants, VarTec Telecom, Inc. filed for Chapter 11 bankruptcy protection on November 1, 2004. VarTec Telecom, Inc. occupies 135,000 rentable square feet at our Carrolton, Texas property and 8,632 rentable square feet at our Univision Tower property in Dallas, Texas. We are closely monitoring their status and we believe our properties provide a favorable opportunity for consolidation of their operations. On August 3, 2004, prior to our acquisition of 200 Paul Avenue, Universal Access Inc. filed for Chapter 11 bankruptcy protection. Both tenants are current on their rental obligations.

Scheduled lease expirations. Our ability to re-lease expiring space will impact our results of operations. In addition to approximately 703,000 square feet of available space in our portfolio as of March 31, 2005, leases representing approximately 0.9% and 1.7% of the square footage of our portfolio are scheduled to expire during the nine months ending December 31, 2005 and the year ending December 31, 2006, respectively. The leases scheduled to expire in the years ending December 31, 2005 and 2006 represent approximately 0.7% and 1.8%, respectively, of our total annualized base rent.

Conditions in significant markets. As of March 31, 2005, our portfolio was geographically concentrated in the Boston, Dallas, Los Angeles, New York, Philadelphia, San Francisco and Silicon Valley metropolitan markets; these markets provided 9.0%, 17.7%, 9.3%, 6.4%, 6.6%, 10.1%, and 26.1%, respectively, of the annualized rent of the properties in our portfolio. As of March 31, 2005, we were under contract to acquire two properties in Chicago that will account for significant portions of our future annualized rent. Positive or negative changes in conditions in our significant markets will impact our overall performance. The Dallas, San Francisco and Silicon Valley metropolitan real estate markets were adversely affected by the downturn in the technology industry, and continue to stabilize as the technology industry and broader economy rebound. The majority of the 2.6% of net rentable square feet of our portfolio as of March 31, 2005, that is subject to expiration in the 21 months ending December 31, 2006 is in Denver. The Denver metropolitan real estate market was also adversely affected by the downturn in the technology industry. We believe that the Denver leasing market appears to be stabilizing, with recent positive absorption of space.

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated and combined financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our financial statements included elsewhere in this report and in our December 31, 2004 annual report on Form 10-K. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date on the front cover of this report.

Investments in Real Estate

Acquisition of real estate. The price that we pay to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing and above or below market ground leases. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to us. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. Our allocation methodology is summarized in Note 2 to our consolidated and combined financial statements included in our December 31, 2004 annual report on Form 10-K. These allocation assessments have a direct impact on our results of operations. For example, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the buildings as opposed to tenant leases, this amount would be recognized as an expense over a much longer period of time. This potential effect occurs because the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to above or below market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in our combined statements of operations.

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

We estimate the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, and is similar to the income approach that is commonly utilized by appraisers.

Revenue Recognition

Rental income is recognized using the straight-line method over the terms of the tenant leases. Deferred rent included in our balance sheets represent the aggregate excess of rental revenue recognized on a straight-line basis over the rental revenue that would be recognized under the terms of the leases. Our leases generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants. As discussed above, we recognize amortization of the value of acquired above or below market tenant leases as a reduction of rental income in the case of above market leases or an increase to rental revenue in the case of below market leases.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2005 and 2004.

The following table identifies each of the properties in our portfolio acquired through March 31, 2005. Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of such growth, a period-to-period comparison of our financial performance focuses primarily on the impact on our revenues and expenses resulting from the new property additions to our portfolio. On a “same store” property basis, our revenues and expenses have remained substantially stable as a result of the generally consistent occupancy rates at our properties.

Acquired Properties	Metropolitan Area	Acquisition Date	Net Rentable Square Feet	Occupancy Rate
				March 31, 2005		December 31, 2004	December 31, 2003
Year Ended December 31, 2002
36 Northeast Second Street	Miami	Jan. 2002	162,140	81.2%		81.2%	95.7%
Univision Tower	Dallas	Jan. 2002	477,107	79.9		80.5	84.1
Camperdown House	London, UK	July 2002	63,233	100.0		100.0	100.0
Hudson Corporate Center	New York	Nov. 2002	311,950	87.4		88.7	88.7
NTT/Verio Premier Data Center	Silicon Valley	Dec. 2002	130,752	100.0		100.0	100.0

Subtotal			1,145,182

Year Ended December 31, 2003
Ardenwood Corporate Park	Silicon Valley	Jan. 2003	307,657	100.0		100.0	80.7
VarTec Building	Dallas	Jan. 2003	135,250	100.0		100.0	100.0
ASM Lithography Facility	Phoenix	May 2003	113,405	100.0		100.0	100.0
AT&T Web Hosting Facility	Atlanta	June 2003	250,191	50.5		50.0	50.0
Brea Data Center	Los Angeles	Aug 2003	68,807	100.0		100.0	100.0
Granite Tower	Dallas	Sept 2003	240,065	94.6		95.5	98.9
Maxtor Manufacturing Facility	Silicon Valley	Sept 2003	183,050	100.0		100.0	100.0
Stanford Place II	Denver	Oct 2003	366,184	88.4		85.7	79.8

Subtotal			1,664,609

Year Ended December 31, 2004
100 Technology Center Drive	Boston	Feb 2004	197,000	100.0		100.0	—
Siemens Building	Dallas	April 2004	125,538	100.0		100.0	—
Carrier Center	Los Angeles	May 2004	450,021	79.7		81.7	—
Savvis Data Center	Silicon Valley	May 2004	300,000	100.0		100.0	—
Comverse Technology Building	Boston	June 2004	386,956	100.0		100.0	—
Webb at LBJ	Dallas	Aug 2004	365,449	90.6		89.0	—
AboveNet Data Center	Silicon Valley	Sept 2004	187,085	96.2		97.1	—
eBay Data Center	Sacramento	Oct 2004	62,957	100.0		100.0	—
200 Paul Avenue	San Francisco	Nov 2004	532,238	83.4		83.1	—
1100 Space Park Drive	Silicon Valley	Nov 2004	167,951	46.6		46.6	—
Burbank Data Center	Los Angeles	Dec 2004	82,911	100.0		100.0	—

Subtotal			2,858,106

Quarter Ended March 31, 2005
833 Chestnut Street	Philadelphia	Mar 2005	547,195	91.5	(1)	—	—
MAPP Building	Minneapolis/St. Paul	Mar 2005	88,134	100.0		—	—

Subtotal			635,329

Total			6,303,226

(1)	The property at 833 Chestnut Street has an additional 107,563 square feet of vacant space in shell condition available for redevelopment. The occupancy percentage presented excludes the space available for redevelopment.

Comparison of the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004

As of March 31, 2005, our portfolio consisted of 26 properties with an aggregate of 6.3 million net rentable square feet compared to a portfolio consisting of 14 properties with an aggregate of 3.0 million net rentable square feet as of March 31, 2004. The increase in our portfolio reflects the acquisition of twelve properties with an aggregate of approximately 3.3 million net rentable square feet for the twelve months ended March 31, 2005.

Total revenues increased $20.8 million, or 110.6%, to $39.6 million for the three months ended March 31, 2005 compared to $18.8 million for the three months ended March 31, 2004. Rental revenue increased $16.7 million, or 104.4%, to $32.7 million for the three months ended March 31, 2005 compared to $16.0 million for the three months ended March 31, 2004. Revenues from tenant reimbursements increased $3.8 million, or 140.7%, to $6.5 million for the three months ended March 31, 2005 compared to $2.7 million for the three months ended March 31, 2004. The increase in rental and tenant reimbursements revenue was primarily due to the twelve properties added to our portfolio during the twelve months ended March 31, 2005 along with a full three months of revenue earned in 2005 attributed to our acquisitions made during the three months ended March 31, 2004.

The increase in other revenue of $0.4 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to an increase in early lease termination fees.

Total expenses increased $19.4 million, or 126.8%, to $34.7 million for the three months ended March 31, 2005 compared to $15.3 million for the three months ended March 31, 2004. The increase in total expenses was primarily due to twelve properties being added to our portfolio during the twelve months ended March 31, 2005 along with a full three months of expenses incurred in 2005 for our acquisitions made during the three months ended March 31, 2004, resulting in increases in rental property operating and maintenance expense, property taxes, insurance, interest expense, depreciation and amortization expense and general and administrative expense. The increase in total expenses was also due to expenses incurred in connection with being a public company after the completion of our IPO in November 2004.

Rental property operating and maintenance expense increased $4.1 million, or 136.7%, to $7.1 million for the three months ended March 31, 2005 compared to $3.0 million for the three months ended March 31, 2004. Rental property operating and maintenance expenses included $0.4 million and $0.2 million for the three months ended March 31, 2005 and 2004, respectively, paid to affiliates of CB Richard Ellis Investors for property management and other fees. The increase is primarily due to the twelve properties added to our portfolio during the twelve months ended March 31, 2005 along with a full three months of expenses incurred in 2005 attributed to our acquisition made during the three months ended March 31, 2004.

Interest expense increased $4.3 million, or 113.2%, to $8.1 million for the three months ended March 31, 2005 compared to $3.8 million for the three months ended March 31, 2004. The increase was associated with new mortgage debt incurred primarily in connection with the properties added to our portfolio. The increase in interest related to property acquisitions was partially offset by a reduction in interest related to loans repaid or refinanced in connection with the completion of our IPO.

Depreciation and amortization expense increased $6.6 million, or 120.0%, to $12.1 million for the three months ended March 31, 2005 compared to $5.5 million for the three months ended March 31, 2004. The increase is primarily due to the twelve properties added to our portfolio during the twelve months ended March 31, 2005 along with a full three months of depreciation and amortization in 2005 attributed to our acquisition made during the three months ended March 31, 2004.

General and administrative expense increased $2.3 million to $2.4 million for the three months ended March 31, 2005 compared to $0.1 million for the three months ended March 31, 2004. Prior to the completion of our IPO, general and administrative expenses were incurred by the Company Predecessor’s related party asset manager and the Company Predecessor incurred an asset management fee, which is included separately in our combined statement of operations. Additionally, as a public company, we are incurring significant legal, accounting and other costs related to corporate governance, Securities and Exchange Commission reporting and other public company overhead. We expect to continue to incur significant general and administrative expenses as we internalize our accounting functions, partially related to increased headcount.

Other expenses are primarily comprised of write-offs of the carrying amounts for deferred rent, tenant improvements, acquired in place lease value and acquired above and below market lease values as a result of the early termination of tenant leases. Other expenses increased $0.4 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, primarily due to no early lease terminations experienced during the three months ended March 31, 2004.

For the three months ended March 31, 2004, the monthly asset management fees to a related party were based on a fixed percentage of capital commitments by the investors in GI Partners, a portion of which was allocated to the Company Predecessor. Effective as of the completion of our IPO, no such fees are allocated to us.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

As of March 31, 2005, we had $2.9 million of cash and cash equivalents, excluding $13.8 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements and leasing reserves.

Our short term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments on our series A preferred stock, which was issued on February 9, 2005, dividend payments to our stockholders and distributions to our unitholders in the operating partnership required to maintain our REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, restricted cash accounts established for certain future payments and by drawing upon our unsecured credit facility.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of March 31, 2005, we had commitments under leases in effect for $2.4 million of tenant improvement costs and leasing commissions, including $2.2 million for the remainder of 2005 and $0.2 million in 2006. We also expect to incur costs of recurring capital improvements for our properties. Our nonrecurring capital expenditures are discretionary and vary substantially from period to period. 833 Chestnut Street, which we acquired in March 2005, contains 107,563 square feet of vacant space in shell condition. Lakeside Technology Center, which we are under contact to acquire, contains approximately 275,000 square feet of additional vacant space in shell condition. Depending on demand in these buildings, we may incur significant tenant improvement costs to build out these spaces.

As of March 31, 2005, we owned approximately 213,523 net rentable square feet of data center space with extensive installed tenant improvements that we may convert to multi-tenant colocation use during the next two years rather than lease such space to large single tenants. We estimate that the cost to convert this space will be approximately $10—$15 per square foot, on average. We may also spend additional amounts in the next two years related to the build-out of unimproved space for colocation use, depending on tenant demand; however, we currently have no commitments to do so. The cost to build out such unimproved space will vary based on the size and condition of the space.

In connection with the consummation of our IPO on November 3, 2004, our operating partnership entered into a new $200.0 million unsecured revolving credit facility. Borrowings under the facility currently bear interest at a rate based on LIBOR plus a premium ranging from 1.375% to 1.750%, depending on our operating partnership’s overall leverage, which premium was 1.625% as of March 31, 2005. The facility matures in November 2007, subject to a one-year extension option. On May 11, 2005, we amended our revolving credit agreement to permit for the expansion of the size of the facility to up to $350.0 million at our request, subject to receipt of lender commitments and satisfaction of other conditions, and also added a $100.0 million sub-facility for foreign exchange advances in Euros, British Sterling and Canadian Dollars. We intend to use available borrowings under the amended unsecured credit facility to, among other things, finance the acquisition of future properties (including, potentially, the right of first offer properties), to fund tenant improvements and capital expenditures, and to provide for working capital and other corporate purposes.

In February 2005, we completed the offering of 4.14 million shares of our 8.50% series A preferred stock for total net proceeds, after underwriting discounts and estimated expenses, of $99.3 million, including the proceeds from the exercise of the underwriters’ over-allotment option. We used the net proceeds from this offering to reduce borrowings under our unsecured credit facility, acquire two properties in March 2005 as described below and for investment and general corporate purposes.

In March 2005, we completed the acquisition of two properties, 833 Chestnut Street in Philadelphia, Pennsylvania and MAPP Building in Minneapolis, Minnesota. The aggregate purchase price for these properties was approximately $74.6 million, which was paid from the proceeds of our offering of series A preferred stock described above along with the assumption of a $9.7 million mortgage loan on the MAPP Building.

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

We expect to meet our long-term liquidity requirements to pay for scheduled debt maturities and to fund property acquisitions and non-recurring capital improvements with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities. We also may fund future property acquisitions and non-recurring capital improvements using our unsecured credit facility pending permanent financing. On May 12, 2005, we amended our revolving credit agreement to permit for an expansion of the size of the facility of up to $350.0 million and also add a $100.0 million sub-facility for foreign exchange advances in Euros, British Sterling and Canadian Dollars.

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

On February 14, 2005, we declared a dividend on our series A preferred stock of $0.30694 per share for the period from February 9, 2005 through March 31, 2005, which was paid on March 31, 2005 to the holders of record on March 15, 2005. The dividend is equivalent to an annual rate of $2.125 per preferred share.

On February 14, 2005, we also declared a dividend on our common stock, and caused our operating partnership to declare a distribution on its common units and long-term incentive units, of $0.24375 per share, covering the period from January 1, 2005 through March 31, 2005, which was paid on March 31, 2005. The dividend is equivalent to an annual rate of $0.975 per common share and common and long-term incentive unit.

Commitments and Contingencies

The following table summarizes our contractual obligations as of March 31, 2005, including the maturities and scheduled principal on our secured debt and unsecured credit facility debt, and provides information about the commitments due in connection with our ground lease, tenant improvement and leasing commissions (in thousands):

Obligation	Total	Remainder of 2005	2006-2007	2008-2009	Thereafter
Long-term debt principal payments(1)	$514,763	$6,006	$209,044	$146,458	$153,255
Ground lease(2)	10,726	181	482	482	9,581
Tenant improvements and leasing commissions	2,437	2,215	222	—	—

Total	$527,926	$8,402	$209,748	$146,940	$162,836

(1)	Includes $36.0 million of borrowings under our unsecured credit facility, which matures in November 2007.

(2)	After February 2036, rent for the remaining term of the ASM Lithography Facility ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information.

We are party to interest rate swap agreements with KeyBank National Association and Bank of America for approximately $139.6 million of our variable rate debt that was outstanding as of March 31, 2005. Under these swaps, we receive variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

At March 31, 2005, we had approximately $514.8 million of principal outstanding under long-term debt as set forth in the table below. Our ratio of debt to total market capitalization was approximately 37.4% (based on the closing price of our common stock on March 31, 2005 of $14.37). As of March 31, 2005 approximately $241.4 million of our outstanding long-term debt is variable rate debt: however, we have interest rate swap agreements for approximately $139.6 million of our variable rate debt leaving $101.8 million as unhedged variable debt. As a result, approximately 80.2% of our total indebtedness was subject to fixed interest rates and 19.8% to variable interest rates as of March 31, 2005.

The table below summarizes our debt, at March 31, 2005 (in millions):

Debt Summary:
Fixed rate	$273.4
Variable rate—hedged by interest rate swaps	139.6

Total fixed rate	413.0
Variable rate—unhedged	101.8

Total	$514.8

Percent of Total Debt:
Fixed rate	80.2%
Variable rate	19.8%

Total	100.0%

Effective Interest Rate at End of Year
Fixed rate	5.73%
Variable rate—unhedged	6.16%
Effective interest rate	5.82%

The variable rate debt shown above bears interest at an interest rate based on 1-month, 3-month and 6-month LIBOR rates, depending on the agreement governing the debt. The debt secured by our properties at March 31, 2005 had a weighted- average term to initial maturity of approximately 5.3 years (approximately 6.0 years assuming exercise of extension options).

The following table sets forth information with respect to our indebtedness as of March 31, 2005, but does not give effect to the approximately $139.6 million of principal subject to interest rate swap agreements (in thousands):

Properties	Interest Rate		Principal Amount		Annual Debt Service(1)	Maturity Date		Balance at Maturity(2)
100 Technology Center Drive—Mortgage	LIBOR + 1.70%		$20,000		$964	Apr. 1, 2009		$20,000
200 Paul Avenue—Mortgage	LIBOR + 3.17%		46,268		4,488	Jul. 1, 2006	(3)	43,794
Ardenwood Corporate Park, NTT/Verio Premier Data Center, VarTec Building—Mortgage	LIBOR + 1.59%		43,000		1,918	Aug. 9, 2006	(4)	43,000
Ardenwood Corporate Park, NTT/Verio Premier Data Center, VarTec Building—Mezzanine	LIBOR + 5.75%		22,000		1,896	Aug. 9, 2006	(4)	22,000
AT&T Web Hosting Facility—Mortgage	LIBOR + 1.85%		8,775		436	Dec. 1, 2006	(3)	8,775
Camperdown House—Mortgage	6.85%		25,566	(5)	3,682	Oct. 31, 2009		13,479
Carrier Center—Mortgage	LIBOR + 4.25	%(6)	25,854		2,282	Nov. 11, 2007	(7)	24,713
Granite Tower—Mortgage	LIBOR + 1.20%		21,555		1,471	Jan. 1, 2009		19,530
MAPP Building—Mortgage	7.62	%(8)	9,746		849	Mar. 1, 2032	(8)	70
Maxtor Manufacturing Facility—Mortgage	LIBOR + 2.25%		17,894		1,337	Dec. 31, 2006	(3)	17,186
Stanford Place II—Mortgage	5.14%		26,000		1,336	Jan. 10, 2009		26,000
Univision Tower—Mortgage(9)	6.04%		57,769		4,191	Nov. 6, 2009		54,075
Secured Term Debt(10)	5.65%		154,336		10,735	Nov. 11, 2014		130,247
Unsecured Credit Facility(11)	LIBOR + 1.625%		36,000		1,618	Nov. 3, 2007	(7)	36,000

Total			$514,763					$458,869

(1)	Annual debt service for floating rate loans is calculated based on the 1-month, 3-month and 6-month LIBOR rates at March 31, 2005, which were 2.87%, 3.12% and 3.40%, respectively.

(2)	Assuming no unscheduled payments have been made on the principal in advance of its due date.

(3)	Two one-year extensions are available.

(4)	A 13-month extension and a one-year extension are available.

(5)	Based on our hedged exchange rate of $1.8472 to £1.00.

(6)	Subject to a 2.5% LIBOR floor.

(7)	A one-year extension option is available.

(8)	The anticipated repayment date is March 1, 2012. If the loan is not repaid by this date, the interest rate increases to the greater of 9.62% or the then treasury rate plus 2%.

(9)	The Univision Tower loan is also secured by a $5.0 million letter of credit.

(10)	This amount represents six mortgage loans secured by our interests in 36 Northeast Second Street, Brea Data Center, Comverse Technology Building, Hudson Corporate Center, Siemens Building, and Webb at LBJ. Each of these loans are cross-collateralized by the six properties.

(11)	The interest rate under our unsecured credit facility equals either (i) LIBOR plus a margin of between 1.375% and 1.750% or (ii) the greater of (x) the base rate announced by the lender and (y) the federal funds rate, plus a margin of between 0.375%—0.750%. In each case, the margin is based on our leverage ratio.

Unsecured Credit Facility. In November 2004, we entered into a three-year, $200.0 million unsecured revolving credit facility that expires November 3, 2007. On May 11, 2005, we amended our revolving credit agreement to permit for the expansion of the size of the facility to up to $350.0 million at our request, subject to receipt of lender commitments and satisfaction of other conditions, and also added a $100.0 million sub-facility for foreign exchange advances in Euros, British Sterling and Canadian Dollars. Our credit facility has a borrowing limit based upon a percentage of the value of the unsecured properties included in the facility’s borrowing base. Approximately $36.0 million was drawn under this facility and $5.0 million was subject to an outstanding letter of credit as of March 31, 2005 and approximately $84.9 million of this credit facility remained available pursuant to the terms of this facility at that date. We intend to fund the purchase prices of Lakeside Technology Center and Printers’ Square with borrowings under the credit facility or a combination of borrowings under the credit facility and secured debt. We may be required to include Lakeside Technology Center and/or Printers’ Square in the unsecured borrowing base in order to borrow sufficient funds under the revolving credit facility. In May 2005, we added two properties to the unsecured borrowing base increasing our availability for future borrowings to $129.2 million as of May 13, 2005. The unsecured credit facility has a one-year extension option. The credit facility contains covenants including limitations on our and our subsidiaries’ ability to incur additional indebtedness, make certain investments or merge with another company, limitations on our ability to make distributions to our stockholders and other restricted payments, and requirements for us to maintain financial coverage ratios and maintain a pool of unencumbered assets.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of interest rate cap agreements in connection with certain of our indebtedness, a currency fluctuation hedge arrangement in connection with our ownership of the Camperdown House property in London, England and interest rate swap agreements with KeyBank National Association and Bank of America related to $139.6 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

As of March 31, 2005, GI Partners had $1.2 million of letters of credit outstanding that secure obligations relating to two of our properties, Carrier Center and Stanford Place II. These letters of credit were initially issued in lieu of making deposits required by a local utility and in lieu of establishing a restricted cash account on behalf of a lender. We are in the process of causing these letters of credit to be transferred to us. We are currently reimbursing GI Partners for the costs of maintaining the letters of credit, which payments are less than $5,000 per quarter. We currently have no other off-balance sheet arrangements.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated and combined statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004

Cash and cash equivalents were $2.9 million and $4.3 million at March 31, 2005 and 2004, respectively.

Net cash provided by operating activities increased $5.1 million to $11.7 million for the three months ended March 31, 2005 compared to $6.6 million for the three months ended March 31, 2004. The increase was primarily due to revenues from the properties added to our portfolio which was partially offset by the increased interest expense incurred on the mortgage and other secured debt related to the acquired properties.

Net cash used in investing activities increased $31.0 million to $71.6 million for the three months ended March 31, 2005 compared to $40.6 million for the three months ended March 31, 2004. The increase was primarily the result of the acquisition of two properties during the three months ended March 31, 2005, which required a larger investment than the property acquired during the three months ended March 31, 2004.

Net cash provided by financing activities increased $25.3 million to $58.3 million, for the three months ended March 31, 2005 compared to $33.0 million for the three months ended March 31, 2004. The increase was primarily due to proceeds from the sale of preferred stock of $103.5 million during the three months ended March 31, 2005 offset by costs paid related to our preferred stock offering and our IPO totaling $4.4 million, payment of dividends and distribution totaling $22.5 million during the three months ended March 31, 2005, net repayments of debt totaling $17.8 million during the three months ended March 31, 2005 compared to net borrowings of $20.6 million during the three months ended March 31, 2004 and net contributions from the owner of the Company Predecessor of $12.5 million during the three months ended March 31, 2004.

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

Effective November 26, 2004, we entered into interest rate swap agreements with KeyBank National Association and Bank of America for approximately $140.3 million of our variable rate debt, of which $139.6 million is outstanding as of March 31, 2005. As a result, approximately 80.2% of our total indebtedness was subject to fixed interest rates as of March 31, 2005. The table below summarizes the terms of these interest rate swaps and their fair values as of March 31, 2005 (in thousands):

Current Notional Amount	Strike Rate	Effective Date	Expiration Date	Fair Value
$ 46,268	3.178%	Nov. 26, 2004	Jul. 1, 2006	$344
43,000	3.250	Nov. 26, 2004	Sep. 15, 2006	396
21,510	3.754	Nov. 26, 2004	Jan. 1, 2009	429
20,000	3.824	Nov. 26, 2004	Apr. 1, 2009	431
8,775	3.331	Nov. 26, 2004	Dec. 1, 2006	93

$139,553				$1,693

If interest rates were to increase by 10%, or approximately 40 basis points, the fair value of our interest rate swaps would decrease by approximately $1.0 million. If interest rates were to decrease by 10%, or approximately 40 basis points, the fair value of our interest rate swaps would increase by approximately $1.0 million.

If interest rates were to increase by 10%, or approximately 40 basis points, the increase in interest expense on the unhedged variable rate debt would decrease future earnings and cash flows by approximately $0.4 million annually. If fixed interest rates were to increase by 10%, the fair value of our $273.4 million principal amount of outstanding fixed rate debt would decrease by approximately $5.8 million. If interest rates were to decrease by 10%, or approximately 40 basis points, the decrease in interest expense on the unhedged variable rate debt would be approximately $0.4 million annually. If interest rates were to decrease by 10%, the fair value of our $273.4 million principal amount of outstanding fixed rate debt would increase by approximately $5.7 million.

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

As of March 31, 2005, our total outstanding debt was approximately $515.7 million, which consisted of $456.8 million of principal outstanding for mortgage loans and $0.9 million for the debt premium on one of our mortgage loans, $36.0 million of notes payable under our line of credit and $22.0 million of other secured loans. Approximately $241.4 million of our total outstanding debt was variable rate debt and after considering that $139.6 million of such debt is hedged with interest rate swaps, our variable rate debt comprises 19.8% of our total outstanding debt. As of March 31, 2005, the fair value of our outstanding fixed-rate debt approximated $278.5 million compared to the carrying value of $274.3 million, comprised of $273.4 of principal and $0.9 million of debt premium.

We are also party to a foreign currency hedging contract with a notional value of approximately £7.9 million, which we use to convert the balance of our investment in the Camperdown House property into U.S. dollars. The fair value of this forward contract was ($0.2) million as of March 31, 2005 using the currency exchange rate in effect as of that date. If the exchange rate of United States Dollars to Great Britain Pounds were to increase by 10%, the fair value of our forward contract would decrease by $1.4 million to ($1.6) million. If the exchange rate of United States Dollars to Great Britain Pounds were to decrease by 10%, the fair value of our forward contract would increase by $1.5 million to $1.3 million.

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 – Legal Proceedings.

None.

ITEM 2 – Changes in Securities and Use of Proceeds.

None.

ITEM 3 – Defaults Upon Senior Securities.

None.

ITEM 4 – Submission of Matters to a Vote of Security Holders.

None.

ITEM 5 – Other Information.

(a) None.

(b) None.

ITEM 6 – Exhibits

(a) Exhibits

10.47	Amendment No. 1 to the Credit Agreement, dated as of May 11, 2005, among Digital Realty Trust, L.P., as Borrower, the guarantors party thereto, Citigroup North America, Inc., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, and the other agents and lenders party thereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

May 16, 2005	/s/ MICHAEL F. FOUST
Michael F. Foust
Chief Executive Officer

May 16, 2005	/s/ A. WILLIAM STEIN
A. William Stein
Chief Financial Officer and Chief Investment Officer