Form 10-Q
period 2005-06-30
Digital Realty Trust, Inc.
filed 2005-08-12
CIK 1297996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to                     .

Commission file number 001-32336

DIGITAL REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-0081711
(State or other jurisdiction of Incorporation or organization)	(IRS employer identification number)

560 Mission Street, Suite 2900 San Francisco, CA	94105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (415) 738-6500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2005
Common Stock, $.01 par value per share	27,304,691

DIGITAL REALTY TRUST, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

		PAGE NO.
PART I.	FINANCIAL INFORMATION
ITEM 1.	Consolidated and Combined Financial Statements	2
	Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004	2
	Consolidated and Combined Statements of Operations for the Company for the three and six months ended June 30, 2005 and for the Digital Realty Trust, Inc. Predecessor for the three and six months ended June 30, 2004 (all unaudited)	3
	Consolidated and Combined Statements of Comprehensive Income for the Company for the three and six months ended June 30, 2005 and for the Digital Realty Trust, Inc. Predecessor for the three and six months ended June 30, 2004 (both unaudited)	4
	Consolidated and Combined Statements of Cash Flows for the Company for the six months ended June 30, 2005 and for the Digital Realty Trust, Inc. Predecessor for the six months ended June 30, 2004 (both unaudited)	5
	Notes to Consolidated and Combined Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	36
ITEM 4.	Controls and Procedures	37
PART II.	OTHER INFORMATION
ITEM 1.	Legal Proceedings	37
ITEM 2.	Changes in Securities and Use of Proceeds	37
ITEM 3.	Defaults Upon Senior Securities	37
ITEM 4.	Submission of Matters to a Vote of Security Holders	37
ITEM 5.	Other Information	37
ITEM 6.	Exhibits	38
	Signatures	39

ITEM 1. CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DIGITAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2005	December 31, 2004
ASSETS
Investments in real estate:
Land	$172,919	$129,112
Acquired ground lease	1,477	1,477
Buildings and improvements	810,740	613,058
Tenant improvements	114,563	74,745

Investments in real estate	1,099,699	818,392
Accumulated depreciation and depreciation	(45,098)	(30,980)

Net investments in real estate	1,054,601	787,412

Cash and cash equivalents	3,982	4,557
Accounts and other receivables	5,021	3,051
Deferred rent	17,165	12,236
Acquired above market leases, net	49,770	43,947
Acquired in place lease value and deferred leasing costs, net	201,690	136,721
Deferred financing costs, net	7,711	8,236
Restricted cash	24,961	14,207
Other assets	3,355	2,920

Total Assets	$1,368,256	$1,013,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable under line of credit	$188,000	$44,000
Mortgage loans	555,687	453,498
Other secured loans	22,000	22,000
Accounts payable and other accrued liabilities	24,416	12,789
Accrued dividends and distributions	—	8,276
Acquired below market leases, net	58,513	37,390
Security deposits and prepaid rents	8,001	6,276

Total liabilities	856,617	584,229

Commitments and contingencies

Minority interests in consolidated joint ventures	145	997
Minority interests in operating partnership	245,417	254,862

Stockholders’ equity:
Preferred Stock; $0.01 par value, 20,000,000 authorized: 8.50% Series A Cumulative Redeemable Preferred Stock, $103,500,000 liquidation preference ($25.00 per share), 4,140,000 issued and outstanding	99,297	—
Common Stock; $0.01 par value; 100,000,000 authorized, 21,421,300 shares issued and outstanding	214	214
Additional paid-in capital	182,140	182,411
Dividends in excess of earnings	(16,357)	(9,517)
Accumulated other comprehensive income, net	783	91

Total stockholders’ equity	266,077	173,199

Total liabilities and stockholders’ equity	$1,368,256	$1,013,287

See accompanying notes to the consolidated and combined financial statements.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(unaudited)

	The Company	The Predecessor	The Company	The Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues :
Rental	$37,604	$18,433	$70,295	$34,461
Tenant reimbursements	8,113	2,669	14,633	5,397
Other	3,946	1,698	4,378	1,712

Total revenues	49,663	22,800	89,306	41,570

Expenses:
Rental property operating and maintenance	9,718	3,283	16,863	6,289
Property taxes	4,910	2,115	8,591	3,833
Insurance	530	321	1,129	562
Interest	9,289	4,065	17,410	7,878
Asset management fees to related party	—	796	—	1,592
Depreciation and amortization	14,328	6,711	26,471	12,218
General and administrative	2,453	65	4,866	157
Loss from early extinguishment of debt	—	—	125	—
Other	961	2,450	1,482	2,540

Total expenses	42,189	19,806	76,937	35,069

Income before minority interests	7,474	2,994	12,369	6,501

Minority interests in consolidated joint ventures	4	102	7	56
Minority interests in operating partnership	(3,143)	—	(5,302)	—

Net income	4,335	3,096	7,074	6,557
Preferred stock dividends	(2,199)		(3,470)

Net income available to common stockholders	$2,136	$3,096	$3,604	$6,557

Basic income per share available to common stockholders	$0.10	$—	$0.17	$—

Diluted income per share available to common stockholders	$0.10	—	0.17	—

Weighted average common shares outstanding:

Basic	21,421,300	—	21,421,300	—
Diluted	21,584,913	—	21,559,958	—

See accompanying notes to the consolidated and combined financial statements.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	The Company	The Predecessor	The Company	The Predecessor
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$4,335	$3,096	$7,074	$6,557

Other comprehensive income:
Foreign currency translation adjustments	2	(1)	1,166	5
Minority interests in foreign currency translation adjustments	(1)	—	(694)	—
Increase (decrease) in fair value of interest rate swaps	(1,176)	—	543	—
Minority interests in change in fair value of interest rate swaps	700	—	(323)	—

Comprehensive income	$3,860	$3,095	$7,766	$6,562

See accompanying notes to the consolidated and combined financial statements.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	The Company	The Predecessor
	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Cash flows from operating activities:

Net income	$7,074	$6,557
Adjustments to reconcile net income to net cash provided by operating activities:

Minority interests in operating partnership	5,302	—
Minority interests in consolidated joint ventures	(7)	(56)
Distributions to joint venture partner	—	(138)
Write-off of net assets due to early lease terminations	(58)	2,371
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground lease	14,331	7,341
Amortization over the vesting period of the fair value of stock options	96	—
Amortization of deferred financing costs	1,382	834
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	125	—
Amortization of debt premium	(39)	(508)
Amortization of acquired in place lease value and deferred leasing costs	12,140	4,877
Amortization of acquired above market leases and acquired below market leases, net	(818)	(146)

Changes in assets and liabilities:

Accounts and other receivables	(1,770)	(1,013)
Deferred rent	(4,991)	(2,687)
Deferred leasing costs	(721)	—
Other assets	610	(3,827)
Accounts payable and other accrued liabilities	(241)	333
Security deposits and prepaid rents	1,903	1,070

Net cash provided by operating activities	34,318	15,008

Cash flows from investing activities:

Acquisitions of properties (including $16.5 million paid to GI Partners in 2005)	(311,034)	(223,920)
Deposits paid for acquisitions of properties	—	(750)
Change in restricted cash	(10,754)	—
Improvements to investments in real estate	(4,790)	(3,077)

Net cash used in investing activities	(326,578)	(227,747)

See accompanying notes to the consolidated and combined financial statements.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	The Company	The Predecessor
	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Cash flows from financing activities:

Borrowings on line of credit	$212,000	$99,381
Repayments on line of credit	(68,000)	(68,500)
Borrowings under bridge loan	—	99,500
Proceeds from mortgage loans	100,000	20,000
Principal payments on mortgage loans	(11,769)	(640)
Principal payments on other secured loans	—	(23)
Payment of loan fees and costs	(1,085)	(1,675)
Contributions from owner of the Predecessor	—	103,927
Distributions to owner of the Predecessor	—	(40,137)
Settlement of foreign currency forward sale contract	(2,519)	—
Reimbursement by GI Partners of settlement cost of foreign currency forward sale contract	1,911	—
Gross proceeds from the sale of preferred stock	103,500	—
Preferred stock offering costs paid	(4,203)	—
Common stock offering costs paid	(594)	—
Payment of dividends to preferred stockholders	(3,470)	—
Payment of dividends to common stockholders and distributions to limited partners of operating partnership	(34,086)	—

Net cash provided by financing activities	291,685	211,833

Net decrease in cash and cash equivalents	(575)	(906)

Cash and cash equivalents at beginning of period	4,557	5,174

Cash and cash equivalents at end of period	$3,982	$4,268

Supplemental disclosure of cash flow information:

Cash paid for interest	$15,502	$7,104

Supplementary disclosure of noncash investing and financing activities:

Increase in net assets related to foreign currency translation adjustments	$473	$5
Accrual for additions to investments in real estate included in accounts payable and accrued expenses	435	1,104

Allocation of purchase of properties to:

Investments in real estate	271,810	197,649
Accounts and other receivables	200	—
Acquired above market leases	12,380	9,503
Acquired below market leases	(19,198)	(6,908)
Acquired in place lease value	66,520	50,497
Other assets	500	—
Mortgage loan assumed	(9,746)	(14,392)
Other secured loan assumed	—	(11,884)
Loan premium	(944)	(545)
Accounts payable and other accrued liabilities	(11,333)	—
Reverse minority interest in consolidated joint venture	845	—

Cash paid for acquisition of properties	311,034	223,920

Increase to components of net investment foreign currency hedge upon settlement:
Investment in real estate	5,304	—
Mortgage loans	(3,307)	—
Other accrued liabilities	(1,997)	—

	—	—
Accrual of common stock and Series B preferred stock offering costs	250	—

Reallocation of limited partners’ interests in Operating Partnership to the general partner resulting from the completion of the Series A preferred stock offering	257	—

See accompanying notes to the consolidated and combined financial statements.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2005 and 2004

(unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc., through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, the Company), is engaged in the business of owning, acquiring, repositioning and managing technology-related real estate. As of June 30, 2005, the Company’s portfolio consisted of 33 properties; 32 are located throughout the United States and one is located in London, England. The Company’s properties are located in a limited number of markets where technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York, Philadelphia, San Francisco and Silicon Valley metropolitan areas. The portfolio consists of Internet gateway properties, data center properties, technology manufacturing properties and regional or national headquarters of technology companies.

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

The Operating Partnership was formed on July 21, 2004 in anticipation of the IPO. Effective as of the completion of the IPO, including exercise of the underwriters’ over-allotment option, and as of June 30, 2005, the Company, as sole general partner, owned a 40.5% common interest and a 100% preferred interest in the Operating Partnership and has control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace the general partner or approve the sale or refinancing of the Operating Partnership’s assets, although they do have certain protective rights.

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

The Company believes that it has operated in a manner that has enabled it to qualify, and it intends to elect to be treated, as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Code) commencing with its taxable year ended December 31, 2004.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

June 30, 2005 and 2004

(unaudited)

2. Summary of Significant Accounting Policies

(a) Principles of Consolidation and Combination and Basis of Presentation

The accompanying consolidated financial statements include all of the accounts of Digital Realty Trust, Inc., the Operating Partnership, the subsidiaries of the Operating Partnership and its consolidated joint venture(s), one as of June 30, 2005 and two as of December 31, 2004. Intercompany balances and transactions have been eliminated.

Property interests contributed to the Operating Partnership by GI Partners in exchange for limited partnership interests, also known as common units, in the Operating Partnership have been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the contributed assets and assumed liabilities were recorded at the Company Predecessor’s historical cost basis. Property interests acquired from third parties for cash or common units are accounted for using purchase accounting.

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

The accompanying combined financial statements of the Company Predecessor does not include the real estate subsidiary for a property owned by GI Partners that is subject to a right of first offer (ROFO) agreement, whereby the Operating Partnership has the right to make the first offer to purchase this property if GI Partners decides to sell the property or Ameriquest Data Center, which the Company acquired from GI Partners on June 3, 2005 pursuant to a similar right of first offer agreement (see note 4). The accompanying combined financial statements of the Company Predecessor also do not include any of GI Partners’ investments in privately held companies, which GI Partners did not contribute to the Operating Partnership.

The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements for these interim periods have been included. All adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated and combined financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

(b) Cash Equivalents

For purpose of the consolidated and combined statements of cash flows, the Company considers short-term investments with original maturities of 90 days or less when purchased to be cash equivalents. As of June 30, 2005 and December 31, 2004, cash equivalents consisted of investments in money market funds.

(c) Stock Based Compensation

The Company accounts for stock based compensation, including stock options and fully vested long-term incentive units granted under the Company’s 2004 Incentive Award Plan in connection with the IPO, using the

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

June 30, 2005 and 2004

(unaudited)

fair value method of accounting. The estimated fair value of each of the long-term incentive units was equal to the IPO price of the Company’s stock and such amount was recorded as an expense upon closing of the IPO since those long term incentive units were fully vested as of the grant date. The estimated fair value of the stock options granted by the Company is being amortized over the vesting period of the stock options.

(d) Income Taxes

The Company intends to elect to be taxed as a REIT under the Code, commencing with its taxable year ended December 31, 2004. The Company has been organized and has operated in a manner that management believes has allowed the Company to qualify for taxation as a REIT under the Code commencing with the Company’s taxable year ended December 31, 2004, and the Company intends to continue to be organized and operate in this manner. As a REIT, the Company generally is not required to pay federal corporate income taxes on its taxable income to the extent it is currently distributed to the Company’s stockholders.

Qualification and taxation as a REIT depend upon the Company’s ability to meet the various qualification tests imposed under the Code, including tests related to annual operating results, asset composition, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that the Company is or will be organized and operated in a manner so as to qualify or remain qualified as a REIT. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

The Company has elected to treat two of the Operating Partnership’s subsidiaries as taxable REIT subsidiaries (each, a TRS). In general, a TRS may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income taxes on its taxable income at regular corporate tax rates. There is no tax provision for either of the Company’s TRS entities for the periods presented in the accompanying consolidated and combined statements of operations due to net operating losses incurred and due to Sub Part F income passing directly to the partners of the operating partnership. No tax benefits have been recorded since it is not considered more likely than not that the deferred tax asset related to the net operating loss carryforward will be utilized.

To the extent that any United Kingdom taxes are incurred by the subsidiary invested in real estate located in London, England, a provision is made for such taxes.

No provision has been made in the combined financial statements of the Company Predecessor for U.S. income taxes, because any such taxes are the responsibility of GI Partners’ members, as GI Partners is a limited liability company.

(e) Management’s Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

June 30, 2005 and 2004

(unaudited)

3. Minority Interests in the Operating Partnership

Minority interests relate to the interests in the Operating Partnership that are not owned by the Company, which, at June 30, 2005, amounted to 59.5%. In conjunction with the formation of the Company, GI Partners received common units, in exchange for contributing ownership interests in the Company Predecessor’s properties to the Operating Partnership. Also in connection with acquiring real estate interests owned by third parties, the Operating Partnership issued common units to those sellers. Limited partners who acquired common units in the formation transactions have the right, commencing on or after January 3, 2006, to require the Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of the redemption. Alternatively, the Company may elect to acquire those common units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events.

As of June 30, 2005, GI Partners owned 23,699,359 common units or 44.8% of all common units, third parties owned 6,331,511 common units or 11.9% of all common units and Company employees, non-employee directors and the Company’s Executive Chairman together own 1,490,561 long term incentive units or 2.8% of all Units. Richard Magnuson, the Executive Chairman of the Company’s board of directors, Michael Foust, the Company’s Chief Executive Officer and a member of the Company’s board of directors, and Scott Peterson, the Company’s Senior Vice President, Acquisitions, are minority indirect investors in GI Partners.

4. Investments in Real Estate Acquired During the Three Months Ended June 30, 2005

On May 27, 2005, the Company completed the purchase of Lakeside Technology Center, located in Chicago, Illinois, for approximately $141.6 million, which includes fees payable to the seller in connection with its ongoing efforts to obtain a change in the real estate tax classification of the property. As discussed further in note 11, the seller can earn additional amounts and may participate in certain future revenues of the property.

On June 3, 2005, the Company completed the acquisition of Ameriquest Data Center, located in Englewood, Colorado (Denver metropolitan area) from GI Partners. The purchase price of approximately $16.5 million was determined through negotiations between the Company and GI Partners and was less than the value determined by an independent third party appraiser retained in connection with the acquisition.

On June 29, 2005 the Company acquired four data centers and an office building located in Santa Clara, California and El Segundo, California for a combined purchase price of approximately $92.5 million.

The purchase price of these acquisitions have been allocated on a preliminary basis to the assets acquired and the liabilities assumed. The Company expects to finalize its purchase price allocation no later than twelve months from the date of each acquisition.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

June 30, 2005 and 2004

(unaudited)

5. Debt

A summary of outstanding indebtedness as of June 30, 2005 and December 31, 2004, respectively, is as follows (in thousands):

Properties	Interest Rate		Maturity Date		Principal Outstanding June 30, 2005		Principal Outstanding December 31, 2004
100 Technology Center Drive—Mortgage	LIBOR + 1.70	%(1)	Apr. 1, 2009		$20,000		$20,000
200 Paul Avenue—Mortgage	LIBOR + 3.08	%(1)(2)	Jul. 1, 2006	(3)	45,796		46,749
Ardenwood Corporate Park, NTT/Verio Premier Data Center, VarTec Building—Mortgage	LIBOR + 1.59	%(1)	Aug. 9, 2006	(4)	43,000		43,000
Ardenwood Corporate Park, NTT/Verio Premier Data Center, VarTec Building—Mezzanine	LIBOR + 5.75%		Aug. 9, 2006	(4)	22,000		22,000
AT&T Web Hosting Facility—Mortgage	LIBOR + 1.85	%(1)	Dec. 1, 2006	(3)	8,775		8,775
Camperdown House—Mortgage	6.85%		Oct. 31, 2009		25,083	(5)	22,672	(5)
Carrier Center—Mortgage	LIBOR + 4.25	%(6)	Nov. 11, 2007	(7)	25,743		25,964
eBay Data Center Bridge Loan	LIBOR + 2.00%		Aug. 11, 2005		—		7,950
Granite Tower—Mortgage	LIBOR + 1.20	%(1)	Jan. 1, 2009		21,420		21,645
Lakeside Technology Center—Mortgage	LIBOR + 2.20	%(1)(8)	June 9, 2008	(3)	100,000		—
MAPP Building—Mortgage	7.62	%(9)	Mar. 1, 2032		9,723		—
Maxtor Manufacturing Facility—Mortgage	LIBOR + 2.25%		Dec. 31, 2006	(3)	17,752		17,965
Stanford Place II—Mortgage	5.14%		Jan. 10, 2009		26,000		26,000
Univision Tower—Mortgage(10)	6.04%		Nov. 6, 2009		57,612		57,943
Secured Term Debt(11)	5.65%		Nov. 11, 2014		153,878		154,835
Unsecured Credit Facility(12)	LIBOR + 1.625%		Nov. 3, 2007	(7)	188,000		44,000

Total principal outstanding					764,782		519,498
Loan premium—MAPP Building					905		—

Total indebtedness					$765,687		$519,498

(1)	The Company has entered into interest rate swap agreements as a cash flow hedge for these loans. The total variable debt subject to the swap agreements was $238.9 million and $140.2 million as of June 30, 2005 and December 31, 2004, respectively. See note 9 for further information.
(2)	This is the weighted average interest rate as of June 30, 2005. The first note, in a principal amount of $45.0 million, bears interest at a rate of LIBOR + 3.0% per annum and the second note, in a principal amount of $0.8 million, bears interest at a rate of LIBOR + 7.0% per annum.
(3)	Two one-year extensions are available.
(4)	A 13-month extension and a one-year extension are available.
(5)	Based on the Company’s hedged exchange rate of $1.8472 to £1.00 as of June 30, 2005 and $1.6083 to £1.00 as of December 31, 2004.
(6)	Subject to a 2.5% LIBOR floor.
(7)	A one-year extension option is available.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

June 30, 2005 and 2004

(unaudited)

(8)	This is the weighted average interest rate as of June 30, 2005. The first note, in a principal amount of $80.0 million, bears interest at a rate of LIBOR + 1.375% per annum and the second note, in a principal amount of $20.0 million, bears interest at a rate of LIBOR + 5.5% per annum.
(9)	If the loan is not repaid by March 1, 2012, the interest rate increases to the greater of 9.62% or the then treasury rate plus 2%.
(10)	The Univision Tower mortgage loan is also secured by a $5.0 million letter of credit.
(11)	This amount represents six mortgage loans secured by the Company’s interests in 36 Northeast Second Street, Brea Data Center, Comverse Technology Building, Hudson Corporate Center, Siemens Building, and Webb at LBJ. Each of these loans are cross-collateralized by the six properties.
(12)	The interest rate under the Company’s unsecured credit facility equals either (i) LIBOR plus a margin of between 1.375% and 1.750% or (ii) the greater of (x) the base rate announced by the lender and (y) the federal funds rate, plus a margin of between 0.375% - 0.750%. In each case, the margin is based on the Company’s leverage ratio.

On May 11, 2005, the Company entered into an amendment to the Company’s unsecured revolving credit facility pursuant to which the size of the facility may be expanded from $200.0 million to $350.0 million at the Company’s request, subject to receipt of lender commitments and satisfaction of other conditions, and also added a $100.0 million sub-facility for foreign multi-currency advances in Euros, British Pounds Sterling and Canadian Dollars. As of June 30, 2005, approximately $188.0 million was drawn under this facility and approximately $17.0 million remained available pursuant to the terms of this facility. The unsecured credit facility expires on November 3, 2007 and has a one-year extension option. The credit facility contains various restrictive covenants, including limitations on the Company’s ability to incur additional indebtedness, make certain investments or merge with another company, limitations on restricted payments, and requirements to maintain financial coverage ratios and maintain a pool of unencumbered assets.

The limitation on restricted payments, referred to above, provides that, except to enable the Company to maintain its status as a REIT for federal income tax purposes, the Company will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined, for such period, subject to certain other adjustments. As of June 30, 2005, the Company believes that it was in compliance with all the covenants.

Some of the loans impose penalties upon prepayment. The terms of the following loans do not permit prepayment of the loan prior to the dates listed below:

Loan	Date
Carrier Center—Mortgage	October 2005
Ardenwood Corporate Park, NTT/Verio Premier Data Center, Var Tec Building—Mortgage	October 2005
Ardenwood Corporate Park, NTT/Verio Premier Data Center, Var Tec Building—Mezzanine	October 2005
Granite Tower—Mortgage	January 2006
100 Technology Center Drive—Mortgage	March 2006
Lakeside Technology Center—Mortgage	May 2006
Univision Tower—Mortgage	August 2009
MAPP Building—Mortgage	December 2011
Secured Term Debt	September 2014

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

June 30, 2005 and 2004

(unaudited)

6. Earnings per Share

The following is a summary of the elements used in calculating basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income	$4,335	$7,074
Preferred stock dividends	(2,199)	(3,470)

Net income available to common stockholders	$2,136	$3,604

Weighted average shares outstanding—basic	21,421,300	21,421,300
Potentially dilutive common shares:
Stock options	163,613	138,658

Weighted average shares outstanding—diluted	21,584,913	21,559,958

Earnings per share—Basic:
Net income per share available to common shareholders	$0.10	$0.17

Earnings per share—Diluted:
Net income per share available to common shareholders	$0.10	$0.17

For the three and six months ended June 30, 2005, 30,030,870 common units and 1,490,561 long-term incentive units were excluded from the computation of diluted earnings per share as their effect would not be dilutive.

7. Stockholders’ Equity

(a) Preferred Stock

Underwriting discounts and commissions and other offering costs totaling approximately $4.2 million are reflected as a reduction to preferred stock in the accompanying consolidated balance sheet.

(b) Shares and Units

A common unit and a share of the Company’s common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A common unit may be redeemed for cash, or, at the Company’s option, exchanged for shares of common stock on a one-for-one basis after January 3, 2006. There were 21,421,300 shares of common stock, 30,030,870 common units and 1,490,561 long-term incentive units, which have achieved full parity outstanding as of June 30, 2005.

(c) Dividends and Distributions

On May 16, 2005, the Company declared a dividend on its series A preferred stock of $0.53125 per share for the period from April 1, 2005 through June 30, 2005, payable on June 30, 2005 to the holders of record on June 15, 2005. The dividend, totaling approximately $2.2 million, was paid on June 30, 2005. The dividend is equivalent to an annual rate of $2.125 per preferred share.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

June 30, 2005 and 2004

(unaudited)

On May 16, 2005, the Company also declared a dividend on its common stock and the Operating Partnership declared a distribution on common units and long-term incentive units of $0.24375 per common share, common unit or long-term incentive unit, covering the period April 1, 2005 through June 30, 2005, payable to the holders of record on June 15, 2005. The dividend and distribution, totaling approximately $12.9 million, was paid on June 30, 2005. The dividend and distribution was equivalent to an annual rate of $0.975 per common share and common unit. Distributions to common and long-term incentive unitholders are recorded as a reduction to minority interests in operating partnership.

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

(d) Stock Options

The fair value of each option granted under the 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the weighted-average assumptions listed below for grants in 2005. The fair values are being expensed on a straight-line basis over the vesting period of the options, which is four years. The expense recorded for the three and six months ended June 30, 2005 was approximately $44,000 and $96,000.

The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options granted during the three and six months ended June 30, 2005:

Dividend yield	6.88%
Expected life of option	120 months
Risk-free interest rate	4.13%
Expected stock price volatility	20.00%

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

June 30, 2005 and 2004

(unaudited)

A summary of the status of the Company’s stock options under the 2004 Incentive Award Plan as of June 30, 2005 and for the six months then ended are presented below:

	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of period	924,902	$12.16
Granted	31,000	14.18
Exercised	—	—
Cancelled	(77,907)	12.49

Options outstanding, end of period	877,995	12.22

Exercisable, end of period	12,500	13.02

Weighted-average fair value of options granted during the period		$1.10

As of June 30, 2005, we had 877,995 stock options outstanding, with exercise prices ranging from $12.00 to $14.50. The weighted-average remaining contractual life of these options at June 30, 2005 was 9.36 years.

8. Incentive Plan

The Company’s 2004 Incentive Award Plan provides for the grant of incentive awards to employees, directors and consultants. Awards issuable under the 2004 Incentive Award Plan include stock options, restricted stock, dividend equivalents, stock appreciation rights, long-term incentive units, cash performance bonuses and other incentive awards. Only employees are eligible to receive incentive stock options under the 2004 Incentive Award Plan. The Company has reserved a total of 4,474,102 shares of common stock for issuance pursuant to the 2004 Incentive Award Plan, subject to certain adjustments set forth in the 2004 Incentive Award Plan. As of June 30, 2005, 2,105,546 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the 2004 Incentive Award Plan. Each long-term incentive unit issued under the 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2004 Incentive Award Plan and the individual award limit discussed below.

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

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

June 30, 2005 and 2004

(unaudited)

9. Derivative Instruments

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation.

Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Through June 30, 2005, the Company used such derivatives to hedge the variable cash flows associated with floating rate debt.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transactions affect earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. For derivatives designated as net investment hedges, changes in the fair value of the derivative are reported in other comprehensive income (outside of earnings) as part of the cumulative translation adjustment. As of June 30, 2005, no derivatives were designated as fair value hedges. Additionally, the Company does not use derivatives for trading or speculative purposes.

In November 2004 and May 2005, the Company entered into interest rate swaps to hedge variability in cash flows related to certain of its mortgage loans. The fair value of such derivatives was $0.5 million and ($27,000) at June 30, 2005 and December 31, 2004. For the six months ended June 30, 2005, the change in net unrealized gains for derivatives designated as cash flow hedges was $0.5 million, and is separately disclosed in the statement of comprehensive income, as reduced by the amount allocated to minority interests.

The table below summarizes the terms of these interest rate swaps and their fair values as of June 30, 2005 (in thousands):

Current Notional Amount	Strike Rate	Effective Date	Expiration Date	Fair Value
$ 45,796	3.178%	Nov. 26, 2004	Jul. 1, 2006	$272
43,000	3.250	Nov. 26, 2004	Sep. 15, 2006	291
21,375	3.754	Nov. 26, 2004	Jan. 1, 2009	132
20,000	3.824	Nov. 26, 2004	Apr. 1, 2009	101
8,775	3.331	Nov. 26, 2004	Dec. 1, 2006	65
100,000	4.025	May 26, 2005	Jun. 15, 2008	(346)

$238,946				$515

The Company also has LIBOR interest rate caps as required by the lenders that are not designated as hedges. The fair values of the caps were immaterial as of June 30, 2005 and December 31, 2004.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

June 30, 2005 and 2004

(unaudited)

In 2003, one of the Company Predecessor’s subsidiaries entered into a foreign currency forward sale contract of approximately £7.9 million, with a delivery date of January 24, 2005, to hedge the equity investment in Camperdown House, located in London, England. On January 24, 2005, the Company settled its obligations under this arrangement for a payment of approximately $2.5 million and entered into a new forward contract of the same notional amount expiring in January 2006. On February 4, 2005, GI Partners reimbursed the Company for $1.9 million of the $2.5 million settlement since it was determined that the negative value associated with the forward contract assumed by the Company was not otherwise factored into the determination of the number of common units that were granted to GI Partners in exchange for its interests in Camperdown House.

The forward contracts had been designated as net investment hedges and the contract held at June 30, 2005 had a value of $0.5 million and ($2.8) million on June 30, 2005 and December 31, 2004, respectively. The change in value of the derivative was recorded in other comprehensive income (loss) as a part of the cumulative translation adjustments. The $1.9 million received from GI Partners was recorded as other comprehensive income during the six months ended June 30, 2005, when GI Partners agreed to pay such amount. The cumulative translation adjustment amounts included in other comprehensive income (loss) related to the net investment hedge will be reclassified to earnings when the hedged investment is sold or liquidated.

10. Asset Management and Other Fees to Related Parties

Asset management fees incurred by GI Partners totaling approximately $0.8 million and $1.6 million have been allocated to the Company Predecessor for the three and six months ended June 30, 2004, respectively. Such fees were paid to an affiliate of GI Partners. Although neither the Company nor the Operating Partnership are or will be parties to the agreement requiring the payment of the asset management fees, an allocation of such fees has been included in the accompanying combined financial statements of the Company Predecessor since such fee is essentially the Company Predecessor’s historical general and administrative expense as the Company Predecessor did not directly incur personnel costs, home office space rent or other general and administrative expenses that are incurred directly by the Company and the Operating Partnership subsequent to the completion of the IPO. These types of expenses were historically incurred by the asset manager and were passed through to GI Partners via the asset management fee.

As of June 30, 2005, GI Partners had $1.2 million of letters of credit outstanding that secure obligations relating to two of the Company’s properties, Carrier Center and Stanford Place II. These letters of credit were initially issued in lieu of making deposits required by a local utility and in lieu of establishing a restricted cash account on behalf of a lender. The Company is in the process of causing these letters of credit to be transferred to the Company. The Company is currently reimbursing GI Partners for the costs of maintaining the letters of credit, which payments are less than $5,000 per quarter.

Additionally, the Company and the Company Predecessor paid additional compensation, not encompassed in the management fee, to affiliates of CB Richard Ellis Investors for real estate services. Fees incurred were $0.2 million and $0.6 million for the three months ended June 30, 2005 and 2004, respectively and $0.6 million and $0.8 million for the six months ended June 30, 2005 and 2004, respectively.

In April 2005, the Company entered into two agreements with Linc Facility Services, LLC, or LFS primarily for personnel providing for operations and maintenance repairs of the mechanical, electrical, plumbing and general building service systems of five of its properties. LFS belongs to The Linc Group, which GI Partners has owned since late 2003. The Company’s consolidated statement of operations includes expenses of approximately $0.2 million for these services for the three months ended June 30, 2005 and owed LFS approximately $6,000 at June 30, 2005.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

June 30, 2005 and 2004

(unaudited)

11. Commitments and Contingencies

The seller of Lakeside Technology Center can earn an additional $20.0 million by obtaining a change in the real estate tax classification prior to December 31, 2006. The Company has also agreed with the seller to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for the Company’s costs to lease the premises, from the lease of the 290,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013.

The Company is obligated under a seven-year lease for its headquarters with annual rent of approximately $0.4 million.

On June 15, 2005 the Company executed a purchase and sale agreement to acquire three buildings in Charlotte, North Carolina for approximately $17.3 million.

12. Subsequent Events

On July 26, 2005, the Company completed an offering of approximately 5.9 million shares of common stock for total net proceeds, after underwriting discounts and estimated expenses, of $98.7 million, including the proceeds from the exercise of the underwriters’ over-allotment option. Concurrently, the Company completed an offering of approximately 2.5 million shares of 7.875% Series B Cumulative Redeemable Preferred Stock (liquidation preference of $25.00 per share) for total net proceeds, after underwriting discounts and estimated expenses, of approximately $60.9 million, including the proceeds from the exercise of the underwriters’ over-allotment option. The Company used the net proceeds from the concurrent offerings to reduce borrowings under its unsecured credit facility, to acquire properties and for general corporate purposes.

On August 9, 2005, the Company declared a dividend on its series A preferred stock of $0.53125 per share for the period from July 1, 2005 through September 30, 2005, payable on September 30, 2005 to holders of record on September 15, 2005. The dividend is equivalent to an annual rate of $2.125 per share of series A preferred stock. Additionally, the Company declared a dividend on its series B preferred stock of $0.35547 per share for the period from July 26, 2005 through September 30, 2005, payable on September 30, 2005 to holders of record on September 15, 2005. The dividend is equivalent to an annual rate of $1.96875 per share of series B preferred stock. On August 9, 2005, the Company also declared a dividend on its common stock, and the Operating Partnership declared distributions on common units and long-term incentive units of $0.24375 per share, payable on September 30, 2005 to holders of record on September 15, 2005. The dividend and distribution is equivalent to an annual rate of $0.975 per common share and common unit.

On July 14, 2005, the Company executed a purchase and sale agreement to acquire a building in Waltham, Massachusetts for approximately $14.3 million.

On August 10, 2005, the Company executed a purchase and sale agreement to acquire a data center in Geneva, Switzerland for approximately 10.1 million Euros or approximately $12.5 million based on the exchange rate in effect on August 10, 2005.

On August 12, 2005 the Company executed a purchase and sale agreement and simultaneously acquired a data center in Amsterdam, Netherlands for approximately 14.0 million Euros or approximately $17.3 million based on the exchange rate in effect on August 12, 2005, excluding closing costs and reimbursable taxes.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: adverse economic or real estate developments in our markets or the technology industry; general and local economic conditions; our inability to manage growth effectively; defaults on or non-renewal of leases by tenants; increased interest rates and operating costs; our failure to obtain necessary outside financing; decreased rental rates or increased vacancy rates; difficulties in identifying properties to acquire and completing acquisitions; our failure to successfully operate acquired properties and operations; our failure to maintain our status as a REIT; possible adverse changes to tax laws; environmental uncertainties and risks related to natural disasters; financial market fluctuations; changes in foreign currency exchange rates; and changes in real estate and zoning laws and increases in real property tax rates.

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

Overview

The Company. We completed our initial public offering, or IPO, of common stock on November 3, 2004. We intend to qualify as a REIT for federal income tax purposes beginning with our initial taxable year ended December 31, 2004. The Company was formed on March 9, 2004. During the period from our formation until we commenced operations in connection with the completion of our IPO, we did not have any corporate activity other than the issuance of shares of common stock in connection with the initial capitalization of the Company. Because we believe that a discussion of the results of the Company prior to the completion of our IPO would not be meaningful, we have set forth below a discussion of historical combined operations for the Company and the Company Predecessor and as such, any reference to “our,” “we” and “us” in this Item 2 includes the Company and the Company Predecessor. The Company Predecessor is comprised of the real estate activities and holdings of GI Partners related to the properties in our portfolio. The Company Predecessor’s combined historical financial information includes:

•	the wholly owned real estate subsidiaries and majority-owned real estate joint ventures that GI Partners contributed to our operating partnership in connection with our initial public offering;

•	an allocation of GI Partners’ line of credit to the extent that borrowings and related interest expense related to (1) borrowings to fund acquisitions of the properties in our initial portfolio and (2) borrowings to pay asset management fees paid by GI Partners that were allocated to the properties in our initial portfolio; and

•	an allocation of the asset management fees paid to a related party and incurred by GI Partners and an allocation of GI Partners’ general and administrative expenses.

Business and strategy. Our primary business objectives are to maximize sustainable long-term growth in cash flows, earnings per share, funds from operations per share and to maximize returns to our stockholders. We expect to achieve our objectives by focusing on our core business of investing in technology-related real estate. We target high-quality, strategically located properties containing applications and operations critical to the day-to-day operations of technology industry tenants and corporate and institutional data center users, including the IT departments of Fortune 1000 and financial services companies. We focus on regional, national and international tenants that require technology real estate and are leaders in their respective areas. Most of our properties contain fully redundant electrical supply systems, multiple power feeds, above-standard electrical HVAC systems, raised floor areas to accommodate computer cables and below-floor cooling systems, extensive in-building communications cabling and high-level security systems. We focus solely on technology-related real estate because we believe that the growth of the technology industry, particularly Internet and data communications and corporate data center use, will be superior to that of the overall economy.

Since the acquisition of our first property in 2002 and through June 30, 2005, we have acquired an aggregate of 33 technology-related real estate properties with 7.8 million net rentable square feet, excluding space held for redevelopment. From January 1, 2005 through June 30, 2005, we acquired nine technology-related properties, with approximately 2.1 million net rentable square feet and as of August 12, 2005, had acquired one additional property in Amsterdam, Netherlands with approximately 0.1 million net rentable square feet and are under contract to acquire an additional five properties with approximately 0.2 million net rentable square feet. On March 14, 2005, we entered into a contract to acquire Printers’ Square in Chicago, Illinois. This contract terminated without our completing the acquisition. We have developed detailed, standardized procedures for evaluating acquisitions to ensure that they meet our financial and other criteria. We expect to continue to acquire additional assets as a key part of our growth strategy. We intend to aggressively manage and lease our assets to increase their cash flow.

We may acquire properties subject to existing mortgage financing and other indebtedness or to new indebtedness, which may be incurred in connection with acquiring or refinancing these investments. Debt service on such indebtedness will have a priority over any dividends with respect to our common stock and our preferred stock. We intend to limit our indebtedness to 60% of our total market capitalization and, based on the closing price of our common stock on June 30, 2005 of $17.38, our ratio of debt to total market capitalization was approximately 42.8% as of June 30, 2005. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio) and the liquidation value of our preferred stock, excluding options issued under our incentive award plan, plus the aggregate value of the common and long-term incentive units not held by us, plus the book value of our total consolidated indebtedness. Total market capitalization as of June 30, 2005 includes 4,140,000 shares of preferred stock with a $25.00 liquidation preference, 21,421,300 shares of our common stock and 31,521,431 common units and long-term incentive units. On July 26, 2005, we completed a follow-on common stock offering and a series B preferred stock offering, resulting in an additional 5,870,891 shares of our common stock and 2,530,000 shares of series B preferred stock with a $25.00 liquidation preference being outstanding. Based on the closing price of our common stock on August 9, 2005 of $18.75, and assuming the application of $161.0 million of net proceeds from our concurrent offerings to our June 30, 2005 debt balances, our pro forma ratio of debt to total market capitalization was approximately 32.3%.

Revenue Base. As of June 30, 2005, we owned 33 properties through our operating partnership. These properties are located throughout the U.S., with one property located in London, England, and contain a total of approximately 7.8 million net rentable square feet. We acquired our first portfolio property in January 2002, an additional four properties through December 31, 2002, eight properties during the year ended December 31,

2003, eleven properties during the year ended December 31, 2004 and nine properties during the six months ended June 30, 2005. Excluding space held for redevelopment, as of June 30, 2005, the properties in our portfolio were approximately 89.7% leased at an average annualized rent per leased square foot of $20.30. Since our tenants generally fund capital improvements, our lease terms are generally longer than standard commercial leases. At June 30, 2005, our average lease term was 12.6 years, with an average of 8.0 years remaining. Our lease expirations through 2008 are only 8.5% of net rentable square feet and aggregate annualized rent as of June 30, 2005.

Operating expense. Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs, and rental expenses on our ground lease. For the Digital Realty Predecessor, a significant portion of the general and administrative type expenses were reflected in the asset management fees that were paid to GI Partners’ related-party asset manager. The asset management fees were based on a fixed percentage of capital commitments made by the investors in GI Partners, a portion of which have been allocated to the Digital Realty Predecessor. Since the consummation of our initial public offering, we have internalized our asset management and accounting functions and are now incurring our general and administrative expenses directly. As a public company, we are incurring significant legal, accounting and other expenses related to corporate governance, Securities and Exchange Commission reporting and compliance with the various provisions of the Sarbanes-Oxley Act of 2002. In addition, we rely on third-party property managers for most of our properties. As of June 30, 2005, 20 of our properties were managed by affiliates of CB Richard Ellis, an affiliate of GI Partners.

Formation Transactions. In connection with the completion of our IPO, our operating partnership received contributions from GI Partners and third parties of direct and indirect interests in the majority of the properties in our portfolio in exchange for consideration that included cash, assumption of debt, and common units in our operating partnership.

We accounted for the ownership interests contributed to us by GI Partners in exchange for common units in our operating partnership and the assumption of debt as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the assets and liabilities contributed by GI Partners are accounted for by our operating partnership at GI Partners’ historical cost. We utilized purchase accounting to account for the acquisition of ownership interests in 200 Paul Avenue and 1100 Space Park Drive, which were contributed to us by third parties in exchange for interests in our operating partnership, cash and the assumption of debt and for the acquisition of the 10% minority ownership interest in Univision Tower, which was contributed to us by our joint venture partner in exchange for an interest in our operating partnership and the repayment of debt. Accordingly, the purchase price for these interests, which is equal to the value of the common units that we issued in exchange plus cash paid and debt assumed, was allocated to the assets acquired and liabilities assumed based on the fair value of the assets and liabilities.

Factors Which May Influence Future Results of Operations

Rental income. The amount of net rental income generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding space held for redevelopment, as of June 30, 2005, the occupancy rate in the properties in our portfolio was approximately 89.7% of our net rentable square feet. The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. In addition, we own approximately 230,000 net rentable square feet of space with extensive data center improvements that is currently, or will shortly be, available for lease. Rather than leasing all of this space to large single tenants, we are subdividing some of it for multi-tenant colocation use, with tenants averaging between 100 and 5,000 square feet of net rentable space. Multi-tenant colocation is a cost-effective solution for tenants who cannot afford or do not require their own extensive infrastructure and security. Because we can provide such features, we are able to lease space to these tenants at a significant premium over other uses. Negative trends in one or more of these factors could adversely affect our rental income in future periods. Future economic downturns or regional downturns affecting our submarkets or downturns in the technology industry that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental income will also partially depend on our ability to acquire additional technology-related real estate that meets our investment criteria. One of our tenants, VarTec Telecom, Inc. filed for Chapter 11 bankruptcy protection on November 1, 2004. VarTec Telecom, Inc. occupies 135,000 rentable square feet at VarTec Building in Carrolton, Texas property, 12,169 rentable square feet at our Lakeside Technology Center in Chicago, Illinois and 8,632 rentable square feet at our Univision Tower property in Dallas, Texas. We are closely monitoring their status and we believe our properties provide a favorable opportunity for consolidation of their operations. On August 3, 2004, prior to our acquisition of 200 Paul Avenue, Universal Access Inc. filed for Chapter 11 bankruptcy protection. Both tenants are current on their rental obligations.

Scheduled lease expirations. Our ability to re-lease expiring space will impact our results of operations. In addition to approximately 0.8 million square feet of available space in our portfolio as of June 30, 2005, leases representing approximately 0.6% and 2.8% of the square footage of our portfolio are scheduled to expire during the six months ending December 31, 2005 and the year ending December 31, 2006, respectively. The leases scheduled to expire in the periods ending December 31, 2005 and 2006 represent approximately 0.5% and 2.2%, respectively, of our total annualized base rent.

Conditions in significant markets. As of June 30, 2005, our portfolio was geographically concentrated in the Boston, Chicago, Dallas, Los Angeles, New York, Philadelphia, San Francisco and Silicon Valley metropolitan markets; these markets provided 6.9%, 13.5%, 14.0%, 8.5%, 4.8%, 5.1%, 8.3%, and 26.0%, respectively, of the annualized rent of the properties in our portfolio. Positive or negative changes in conditions in our significant markets will impact our overall performance. The Dallas, San Francisco and Silicon Valley metropolitan real estate markets were adversely affected by the downturn in the technology industry, and continue to stabilize as the technology industry and broader economy rebound. The majority of the 2.7% of net rentable square feet of our portfolio as of June 30, 2005, that is subject to expiration in the 18 months ending December 31, 2006 is in Denver. The Denver metropolitan real estate market was also adversely affected by the downturn in the technology industry. We believe that the Denver leasing market appears to be stabilizing, with recent positive absorption of space.

Operating expenses. Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs, and rental expenses on our ground lease. Since the consummation of our initial public offering, we have internalized our asset management and accounting functions and are now incurring our general and administrative expenses directly. In addition, as a public company, we are incurring significant legal, accounting and other expenses related to corporate governance, Securities and Exchange Commission reporting and compliance with the various provisions of the Sarbanes-Oxley Act of 2002. Increases or decreases in our operating expenses may impact our overall performance.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated and combined financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our consolidated and combined financial statements included in Item 1 of this report and in Item 8 of our annual report on Form 10-K for the year ended December 31, 2004. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of this report.

Investments in Real Estate

Acquisition of real estate. The price that we pay to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing and above or below market ground leases. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to us. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. Our allocation methodology is summarized in Note 2 to our consolidated and combined financial statements included in our annual report on Form 10-K for the year ended December 31, 2004. These allocation assessments have a direct impact on our results of operations. For example, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the buildings as opposed to tenant leases, this amount would be recognized as an expense over a much longer period of time. This potential effect occurs because the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to above or below market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in our consolidated and combined statements of operations.

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

Revenue Recognition

Rental income is recognized using the straight-line method over the terms of the tenant leases. Deferred rent included in our balance sheets represent the aggregate excess of rental revenue recognized on a straight-line basis over the rental revenue that would be recognized under the terms of the leases. Our leases generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized when the related leases are canceled, the fees are collectible, and we have no continuing obligation to provide services to such former tenants. As discussed above, we recognize amortization of the value of acquired above or below market tenant leases as a reduction of rental income in the case of above market leases or an increase to rental revenue in the case of below market leases.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the three and six months ended June 30, 2005 and 2004.

The following table identifies each of the properties in our portfolio acquired through June 30, 2005. Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of such growth, a period-to-period comparison of our financial performance focuses primarily on the impact on our revenues and expenses resulting from the new property additions to our portfolio. On a “same store” property basis, our revenues and expenses have remained substantially stable as a result of the generally consistent occupancy rates at our properties.

Acquired Properties	Metropolitan Area	Acquisition Date	Net Rentable Square Feet		Occupancy Rate
					June 30, 2005		December 31, 2004	December 31, 2003
Year Ended December 31, 2002
36 Northeast Second Street	Miami	Jan. 2002	162,140		81.2%		81.2%	95.7%
Univision Tower	Dallas	Jan. 2002	477,107		80.3		80.5	84.1
Camperdown House	London, UK	July 2002	63,233		100.0		100.0	100.0
Hudson Corporate Center	New York	Nov. 2002	311,950		87.4		88.7	88.7
NTT/Verio Premier Data Center	Silicon Valley	Dec. 2002	130,752		100.0		100.0	100.0

Subtotal			1,145,182

Year Ended December 31, 2003
Ardenwood Corporate Park	Silicon Valley	Jan. 2003	307,657		100.0		100.0	80.7
VarTec Building	Dallas	Jan. 2003	135,250		100.0		100.0	100.0
ASM Lithography Facility	Phoenix	May 2003	113,405		100.0		100.0	100.0
AT&T Web Hosting Facility	Atlanta	June 2003	250,191		50.5		50.0	50.0
Brea Data Center	Los Angeles	Aug 2003	68,807		100.0		100.0	100.0
Granite Tower	Dallas	Sept 2003	240,065		94.3		95.5	98.9
Maxtor Manufacturing Facility	Silicon Valley	Sept 2003	183,050		100.0		100.0	100.0
Stanford Place II	Denver	Oct 2003	366,184		91.9		85.7	79.8

Subtotal			1,664,609

Year Ended December 31, 2004
100 Technology Center Drive	Boston	Feb 2004	197,000		100.0		100.0	—
Siemens Building	Dallas	April 2004	125,538		100.0		100.0	—
Carrier Center	Los Angeles	May 2004	490,078	(1)	72.3		81.7	—
Savvis Data Center 1	Silicon Valley	May 2004	300,000		100.0		100.0	—
Comverse Technology Building	Boston	June 2004	386,956		100.0		100.0	—
Webb at LBJ	Dallas	Aug 2004	365,648	(1)	90.5		89.0	—
AboveNet Data Center	Silicon Valley	Sept 2004	187,334	(1)	95.7		97.1	—
eBay Data Center	Sacramento	Oct 2004	62,957		100.0		100.0	—
200 Paul Avenue	San Francisco	Nov 2004	532,238		87.1		83.1	—
1100 Space Park Drive	Silicon Valley	Nov 2004	167,951		46.6		46.6	—
Burbank Data Center	Los Angeles	Dec 2004	82,911		100.0		100.0	—

Subtotal			2,898,611

Six Months Ended June 30, 2005
833 Chestnut Street	Philadelphia	Mar 2005	547,195		91.5	(2)	—	—
MAPP Building	Minneapolis/St. Paul	Mar 2005	88,134		100.0		—	—
Lakeside Technology Center	Chicago	May 2005	805,150		89.3	(2)	—	—
Ameriquest	Denver	June 2005	82,229		100.0		—	—
Savvis Data Center 2	Silicon Valley	June 2005	167,932		100.0		—	—
Savvis Data Center 3	Los Angeles	June 2005	113,606		100.0		—	—
Savvis Data Center 4	Silicon Valley	June 2005	103,940		100.0		—	—
Savvis Data Center 5	Silicon Valley	June 2005	90,139		100.0		—	—
Savvis Office Building	Silicon Valley	June 2005	84,383		100.0		—	—

Subtotal			2,082,708

Total			7,791,110

(1)	Reflects revised net rentable square footage following a remeasurement of space in the building.
(2)	The properties at 833 Chestnut Street and Lakeside Technology Center have an additional 107,563 and 290,000 square feet of vacant space in shell condition available for redevelopment, respectively. The occupancy percentage presented excludes the space available for redevelopment.

Comparison of the Three Months Ended June 30, 2005 to the Three Months Ended June 30, 2004

As of June 30, 2005, our portfolio consisted of 33 properties with an aggregate of 7.8 million net rentable square feet compared to a portfolio consisting of 18 properties with an aggregate of 4.3 million net rentable square feet as of June 30, 2004. The increase in our portfolio reflects the acquisition of 15 properties with an aggregate of approximately 3.5 million net rentable square feet during the twelve months ended June 30, 2005.

Total revenues increased $26.9 million, or 118.0%, to $49.7 million for the three months ended June 30, 2005 compared to $22.8 million for the three months ended June 30, 2004. Rental revenue increased $19.2 million, or 104.3%, to $37.6 million for the three months ended June 30, 2005 compared to $18.4 million for the three months ended June 30, 2004. Revenues from tenant reimbursements increased $5.4 million, or 200.0%, to $8.1 million for the three months ended June 30, 2005 compared to $2.7 million for the three months ended June 30, 2004. The increase in rental and tenant reimbursements revenue was primarily due to the 15 properties added to our portfolio during the twelve months ended June 30, 2005 along with a full three months of revenue earned in 2005 for our four acquisitions made during the three months ended June 30, 2004.

The increase in other revenue of $2.2 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was primarily due to lease termination revenue related to an early termination of a tenant lease at Carrier Center during the three months ended June 30, 2005 offset by non-recurring early lease termination revenue for other properties during the three months ended June 30, 2004.

Total expenses increased $22.4 million, or 113.1%, to $42.2 million for the three months ended June 30, 2005 compared to $19.8 million for the three months ended June 30, 2004. The increase in total expenses was primarily due to 15 properties added to our portfolio during the twelve months ended June 30, 2005 along with a full three months of expenses incurred in 2005 for our four acquisitions made during the three months ended June 30, 2004, resulting in increases in rental property operating and maintenance expense, property taxes, insurance, interest expense, depreciation and amortization expense and general and administrative expense. The increase in total expenses was also due to expenses incurred in connection with being a public company after the completion of our IPO in November 2004.

Rental property operating and maintenance expense increased $6.4 million, or 193.9%, to $9.7 million for the three months ended June 30, 2005 compared to $3.3 million for the three months ended June 30, 2004. The increase is primarily due to the 15 properties added to our portfolio during the twelve months ended June 30, 2005 along with a full three months of expenses incurred in 2005 attributed to our four acquisitions made during the three months ended June 30, 2004. Rental property operating and maintenance expenses included $0.4 million and $0.6 million for the three months ended June 30, 2005 and 2004, respectively, paid to affiliates of CB Richard Ellis Investors and The Linc Group for property management and other fees.

Interest expense increased $5.2 million, or 126.8%, to $9.3 million for the three months ended June 30, 2005 compared to $4.1 million for the three months ended June 30, 2004. The increase was associated with new mortgage debt incurred primarily in connection with the properties added to our portfolio. The increase in interest related to property acquisitions was partially offset by a reduction in interest related to loans repaid or refinanced in connection with the completion of our IPO.

Depreciation and amortization expense increased $7.6 million, or 113.4%, to $14.3 million for the three months ended June 30, 2005 compared to $6.7 million for the three months ended June 30, 2004. The increase is primarily due to the 15 properties added to our portfolio during the twelve months ended June 30, 2005 along with a full three months of depreciation and amortization in 2005 attributed to our four acquisitions made during the three months ended June 30, 2004.

General and administrative expense increased $2.4 million to $2.5 million for the three months ended June 30, 2005 compared to $0.1 million for the three months ended June 30, 2004. Prior to the completion of our IPO, general and administrative expenses were incurred by the Company Predecessor’s related party asset manager and the Company Predecessor incurred an asset management fee of $0.8 million, which is included separately in our combined statement of operations for the three months ended June 30, 2004. Additionally, as a public company, we are incurring significant legal, accounting and other costs related to corporate governance, Securities and Exchange Commission reporting and other public company overhead.

Other expenses are primarily comprised of write-offs of the carrying amounts for deferred rent, tenant improvements, acquired in place lease value and acquired above market lease values as a result of the early termination of tenant leases. Other expenses decreased $1.5 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 because the carrying value of the tenant related assets written off as a result of early lease terminations was lower for the leases terminated during the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

For the three months ended June 30, 2004, the monthly asset management fees to a related party were based on a fixed percentage of capital commitments by the investors in GI Partners, a portion of which was allocated to the Company Predecessor. Effective as of the completion of our IPO, no such fees are allocated to us.

Comparison of the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004

As of June 30, 2005, our portfolio consisted of 33 properties with an aggregate of 7.8 million net rentable square feet compared to a portfolio consisting of 18 properties with an aggregate of 4.3 million net rentable square feet as of June 30, 2004. The increase in our portfolio reflects the acquisition of 15 properties with an aggregate of approximately 3.5 million net rentable square feet during the twelve months ended June 30, 2005.

Total revenues increased $47.7 million, or 114.7%, to $89.3 million for the six months ended June 30, 2005 compared to $41.6 million for the six months ended June 30, 2004. Rental revenue increased $35.8 million, or 103.8%, to $70.3 million for the six months ended June 30, 2005 compared to $34.5 million for the six months ended June 30, 2004. Revenues from tenant reimbursements increased $9.2 million, or 170.4%, to $14.6 million for the six months ended June 30, 2005 compared to $5.4 million for the six months ended June 30, 2004. The increase in rental and tenant reimbursements revenue was primarily due to the 15 properties added to our portfolio during the twelve months ended June 30, 2005 along with a full six months of revenue earned in 2005 attributed to our five acquisitions made during the six months ended June 30, 2004.

The increase in other revenue of $2.7 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily due to lease termination revenue related to an early termination of a tenant lease at Carrier Center during the six months ended June 30, 2005 offset by non-recurring early lease termination revenue for other properties during the six months ended June 30, 2004.

Total expenses increased $41.8 million, or 119.1%, to $76.9 million for the six months ended June 30, 2005 compared to $35.1 million for the six months ended June 30, 2004. The increase in total expenses was primarily due to 15 properties added to our portfolio during the twelve months ended June 30, 2005 along with a full six months of expenses incurred in 2005 for our five acquisitions made during the six months ended June 30, 2004, resulting in increases in rental property operating and maintenance expense, property taxes, insurance, interest expense, depreciation and amortization expense and general and administrative expense. The increase in total expenses was also due to expenses incurred in connection with being a public company after the completion of our IPO in November 2004.

Rental property operating and maintenance expense increased $10.6 million, or 168.3%, to $16.9 million for the six months ended June 30, 2005 compared to $6.3 million for the three months ended June 30, 2004. The increase is primarily due to the 15 properties added to our portfolio during the twelve months ended June 30, 2005 along with a full six months of expenses incurred in 2005 attributed to our five acquisitions made during the six months ended June 30, 2004. Rental property operating and maintenance expenses included $0.8 million and $0.8 million for the six months ended June 30, 2005 and 2004, respectively, paid to affiliates of CB Richard Ellis Investors and The Linc Group for property management and other fees.

Interest expense increased $9.5 million, or 120.3%, to $17.4 million for the six months ended June 30, 2005 compared to $7.9 million for the six months ended June 30, 2004. The increase was associated with new mortgage debt incurred primarily in connection with the properties added to our portfolio. The increase in interest related to property acquisitions was partially offset by a reduction in interest related to loans repaid or refinanced in connection with the completion of our IPO.

Depreciation and amortization expense increased $14.3 million, or 117.2%, to $26.5 million for the six months ended June 30, 2005 compared to $12.2 million for the six months ended June 30, 2004. The increase is primarily due to the 15 properties added to our portfolio during the twelve months ended June 30, 2005 along with a full six months of depreciation and amortization in 2005 attributed to our five acquisitions made during the six months ended June 30, 2004.

General and administrative expense increased $4.7 million to $4.9 million for the six months ended June 30, 2005 compared to $0.2 million for the six months ended June 30, 2004. Prior to the completion of our IPO, general and administrative expenses were incurred by the Company Predecessor’s related party asset manager and the Company Predecessor incurred an asset management fee of $1.6 million, which is included separately in our combined statement of operations. Additionally, as a public company, we are incurring significant legal, accounting and other costs related to corporate governance, Securities and Exchange Commission reporting and other public company overhead.

Other expenses are primarily comprised of write-offs of the carrying amounts for deferred rent, tenant improvements, acquired in place lease value and acquired above and below market lease values as a result of the early termination of tenant leases. Other expenses decreased $1.0 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, because the carrying value of the tenant related assets written off as a result of early lease terminations was lower for the leases terminated during the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

For the six months ended June 30, 2004, the monthly asset management fees to a related party were based on a fixed percentage of capital commitments by the investors in GI Partners, a portion of which was allocated to the Company Predecessor. Effective as of the completion of our IPO, no such fees are allocated to us.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

As of June 30, 2005, we had $4.0 million of cash and cash equivalents, excluding $25.0 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements and leasing reserves.

Our short term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments on our series A and series B preferred stock, which was issued on February 9, 2005 and July 26, 2005, respectively, dividend payments to our stockholders and distributions to our unitholders in the operating partnership required to maintain our REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, restricted cash accounts established for certain future payments and by drawing upon our unsecured credit facility.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of June 30, 2005, we had commitments under leases in effect for $4.6 million of tenant improvement costs and leasing commissions, including approximately $4.3 million for the remainder of 2005 and approximately $0.3 million in 2006. We also expect to incur costs of recurring capital improvements for our properties. Our nonrecurring capital expenditures are discretionary and vary substantially from period to period.

833 Chestnut Street, which we acquired in March 2005, contains 107,563 square feet of vacant space in shell condition. Lakeside Technology Center, which we acquired in May 2005, contains approximately 290,000 square feet of additional vacant space in shell condition. Depending on demand in these buildings, we may incur significant tenant improvement costs to build out these spaces.

As of June 30, 2005, we owned approximately 230,000 net rentable square feet of data center space with extensive installed tenant improvements that we may subdivide for multi-tenant colocation use during the next two years rather than lease such space to large single tenants. We estimate that the cost to convert this space will be approximately $10 to $20 per square foot, on average. We may also spend additional amounts in the next two years related to the build-out of unimproved space for colocation use, depending on tenant demand; however, we currently have no commitments to do so. The cost to build out such unimproved space will vary based on the size and condition of the space.

Our operating partnership has a $210.0 million unsecured revolving credit facility. Borrowings under the facility currently bear interest at a rate based on LIBOR plus a premium ranging from 1.375% to 1.750%, depending on our operating partnership’s overall leverage, which premium was 1.625% as of June 30, 2005. The facility matures in November 2007, subject to a one-year extension option. The facility may be expanded up to $350.0 million at our request, subject to receipt of lender commitments and satisfaction of other conditions, and includes a $100.0 million sub-facility for foreign multi-currency advances in Euros, British Sterling and Canadian Dollars. We intend to use available borrowings under the amended unsecured credit facility to, among other things, finance the acquisition of future properties (including, potentially, the right of first offer property), to fund tenant improvements and capital expenditures, and to provide for working capital and other corporate purposes.

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

In May 2005, we completed the acquisition of Lakeside Technology Center in Chicago, Illinois, for a purchase price of approximately $141.6 million, $35.0 million of which we borrowed under our unsecured credit facility. We are obligated to pay the seller a contingent fee of up to $20.0 million in the event a new real estate tax classification for the property is obtained prior to December 31, 2006. We have also agreed with the seller to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 290,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013.

In June 2005, we completed the acquisition of the property known as the Ameriquest Data Center located in Englewood, Colorado (Denver metropolitan area) from GI Partners. The purchase price of approximately $16.5 million was determined through negotiations between us and GI Partners and was less than the value determined by an independent third party appraiser retained in connection with the acquisition. We funded the purchase price with borrowings under the credit facility.

In June 2005, we completed the acquisition of Savvis Data Centers 2 through 5 and Savvis Office Building for a combined purchase price of approximately $92.5 million, which we borrowed under our unsecured credit facility.

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

On June 15, 2005, we executed a purchase and sale agreement to acquire three buildings in Charlotte, North Carolina for approximately $17.3 million.

On July 14, 2005, we executed a purchase and sale agreement to acquire a building in Waltham, Massachusetts for approximately $14.3 million.

On August 10, 2005, we executed a purchase and sale agreement to acquire a data center in Geneva, Switzerland for approximately 10.1 million Euros or approximately $12.5 million based on the exchange rate in effect on August 10, 2005.

On August 12, 2005, we executed a purchase and sale agreement and simultaneously acquired a data center in Amsterdam, Netherlands for approximately 14.0 million Euros or approximately $17.3 million based on the exchange rate in effect on August 12, 2005, excluding closing costs and reimbursable taxes.

On July 26, 2005, we completed the offering of approximately 5.9 million shares of common stock for total net proceeds, after underwriting discounts and estimated expenses, of $98.7 million, including the proceeds from the exercise of the underwriters’ over-allotment option. Concurrently, we completed the offering of approximately 2.5 million shares of 7.875% Series B Cumulative Redeemable Preferred Stock (liquidation preference of $25.00 per share) for total net proceeds, after underwriting discounts and estimated expenses, of $60.9 million, including the proceeds from the exercise of the underwriters’ over-allotment option. We will use the net proceeds from the concurrent offerings to reduce borrowings under our unsecured credit facility, to acquire properties and for general corporate purposes.

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

On May 16, 2005, we declared a dividend on our series A preferred stock of $0.53125 per share for the period from April 1, 2005 through June 30, 2005, which was paid on June 30, 2005 to the holders of record on June 15, 2005. The dividend is equivalent to an annual rate of $2.125 per preferred share.

On May 16, 2005, we also declared a dividend on our common stock, and caused our operating partnership to declare a distribution on its common units and long-term incentive units, of $0.24375 per share, covering the period from April 1, 2005 through June 30, 2005, which was paid on June 30, 2005 to the holders of record on June 15, 2005. The dividend is equivalent to an annual rate of $0.975 per common share and common and long-term incentive unit.

On August 9, 2005, we declared a dividend on our series A preferred stock of $0.53125 per share for the period from July 1, 2005 through September 30, 2005, payable on September 30, 2005 to holders of record on September 15, 2005. The dividend is equivalent to an annual rate of $2.125 per share of series A preferred stock. Additionally, we declared a dividend on our series B preferred stock of $0.35547 per share for the period from July 26, 2005 through September 30, 2005, payable on September 30, 2005 to holders of record on September 15, 2005. The dividend is equivalent to an annual rate of $1.96875 per share of series B preferred stock.

On August 9, 2005, we also declared a dividend on our common stock, and caused our operating partnership to declare a distribution on its common units and long-term incentive units, of $0.24375 per share, covering the period from July 1, 2005 through September 30, 2005, payable on September 30, 2005 to holders of record on September 15, 2005. The dividend and distribution is equivalent to an annual rate of $0.975 per common share and common unit.

Commitments and Contingencies

The following table summarizes our contractual obligations as of June 30, 2005, including the maturities and scheduled principal on our secured debt and unsecured credit facility debt, and provides information about the commitments due in connection with our ground lease, tenant improvement and leasing commissions (in thousands):

Obligation	Total	Remainder of 2005	2006-2007	2008-2009	Thereafter
Long-term debt principal payments(1)	$764,782	$4,013	$362,532	$244,957	$153,280
Ground lease(2)	10,666	121	482	482	9,581
Operating lease	2,611	179	716	758	958
Tenant improvements and leasing commissions	4,554	4,311	243	—	—

Total	$782,613	$8,624	$363,973	$246,197	$163,819

(1)	Includes $188.0 million of borrowings under our unsecured credit facility, which matures in November 2007 and excludes $0.9 million of loan premium.
(2)	After February 2036, rent for the remaining term of the ASM Lithography Facility ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information.

We are party to interest rate swap agreements with KeyBank National Association and Bank of America for approximately $239.0 million of our variable rate debt that was outstanding as of June 30, 2005. Under these swaps, we receive variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt, at June 30, 2005 (in millions):

Debt Summary:
Fixed rate	$272.3
Variable rate—hedged by interest rate swaps	238.9

Total fixed rate	511.2
Variable rate—unhedged	253.6

Total	$764.8

Percent of Total Debt:
Fixed rate (including swapped debt)	66.8%
Variable rate	33.2

Total	100.0%

Effective Interest Rate at June 30, 2005
Fixed rate (including swapped debt)	5.82%
Variable rate—unhedged	5.59%
Effective interest rate	5.75%

The variable rate debt shown above bears interest at rates based on 1-month and 3-month LIBOR rates, depending on the agreement governing the debt. The debt secured by our properties at June 30, 2005 had a weighted-average term to initial maturity of approximately 4.3 years (approximately 5.2 years assuming exercise of extension options).

The following table sets forth information with respect to our indebtedness as of June 30, 2005, but does not give effect to the approximately $238.9 million of principal subject to interest rate swap agreements (in thousands):

Properties	Interest Rate		Principal Amount		Annual Debt Service(1)	Maturity Date		Balance at Maturity(2)
100 Technology Center Drive—Mortgage	LIBOR + 1.70	%(3)	$20,000		$1,043	Apr. 1, 2009		$20,000
200 Paul Avenue—Mortgage	LIBOR + 3.08	%(3)(4)	45,796		4,942	Jul. 1, 2006	(5)	43,794
Ardenwood Corporate Park, NTT/Verio Premier Data Center, VarTec Building—Mortgage	LIBOR + 1.59	%(3)	43,000		2,120	Aug. 9, 2006	(6)	43,000
Ardenwood Corporate Park, NTT/Verio Premier Data Center, VarTec Building—Mezzanine	LIBOR + 5.75%		22,000		2,000	Aug. 9, 2006	(6)	22,000
AT&T Web Hosting Facility—Mortgage	LIBOR + 1.85	%(3)	8,775		471	Dec. 1, 2006	(5)	8,775
Camperdown House—Mortgage	6.85%		25,083	(7)	3,682	Oct. 31, 2009		15,481
Carrier Center—Mortgage	LIBOR + 4.25	%(8)	25,743		2,396	Nov. 11, 2007	(9)	24,750
Granite Tower—Mortgage	LIBOR + 1.20	%(3)	21,420		1,550	Jan. 1, 2009		19,530
Lakeside Technology Center—Mortgage	LIBOR + 2.20	%(3)(10)	100,000		5,540	Jun. 9, 2008	(5)	97,463
MAPP Building—Mortgage	7.62	% (11)	9,723		849	Mar. 1, 2032		1,166
Maxtor Manufacturing Facility—Mortgage	LIBOR + 2.25%		17,752		1,319	Dec. 31, 2006	(5)	17,186
Stanford Place II—Mortgage	5.14%		26,000		1,336	Jan. 10, 2009		26,000
Univision Tower—Mortgage(12)	6.04%		57,612		4,191	Nov. 6, 2009		54,075
Secured Term Debt(13)	5.65%		153,878		10,735	Nov. 11, 2014		130,348
Unsecured Credit Facility(14)	LIBOR + 1.625%		188,000		9,337	Nov. 3, 2007	(9)	188,000

Total			$764,782					$711,568

(1)	Annual debt service for floating rate loans is calculated based on the 1-month and 3-month LIBOR rates at June 30, 2005, which were 3.34% and 3.52%, respectively.
(2)	Assuming no unscheduled payments have been made on the principal in advance of its due date.
(3)	We have entered into interest rate swap agreements as a cash flow hedge for these loans. The total variable debt subject to the swap agreements was $238.9 million as of June 30, 2005.
(4)	This is the weighted average interest rate. The first note, in a principal amount of $45.0 million, bears interest at a rate of LIBOR + 3.0% per annum and the second note, in a principal amount of $0.8 million, bears interest at a rate of LIBOR + 7.0% per annum.
(5)	Two one-year extensions are available.
(6)	A 13-month extension and a one-year extension are available.
(7)	Based on our hedged exchange rate of $1.8472 to £1.00.
(8)	Subject to a 2.5% LIBOR floor.
(9)	A one-year extension option is available.
(10)	This is the weighted average interest rate. The first note, in a principal amount of $80.0 million, bears interest at a rate of LIBOR + 1.375% per annum and the second note, in a principal amount of $20.0 million, bears interest at a rate of LIBOR + 5.5% per annum.
(11)	If the loan is not repaid by March 1, 2012, the interest rate increases to the greater of 9.62% or the then treasury rate plus 2%.
(12)	The Univision Tower loan is also secured by a $5.0 million letter of credit.

(13)	This amount represents six mortgage loans secured by our interests in 36 Northeast Second Street, Brea Data Center, Comverse Technology Building, Hudson Corporate Center, Siemens Building, and Webb at LBJ. Each of these loans are cross-collateralized by the six properties.
(14)	The interest rate under our unsecured credit facility equals either (i) LIBOR plus a margin of between 1.375% and 1.750% or (ii) the greater of (x) the base rate announced by the lender and (y) the federal funds rate, plus a margin of between 0.375% - 0.750%. In each case, the margin is based on our leverage ratio.

Unsecured Credit Facility. Our operating partnership has a three-year, $210.0 million unsecured revolving credit facility that expires November 3, 2007. This facility may be expanded up to $350.0 million at our request, subject to receipt of lender commitments and satisfaction of other conditions, and includes a $100.0 million sub-facility for foreign multi-currency advances in Euros, British Pounds Sterling and Canadian Dollars. Our credit facility has a borrowing limit based upon a percentage of the value of the unsecured properties included in the facility’s borrowing base. Approximately $188.0 million was drawn under this facility and $5.0 million was subject to an outstanding letter of credit as of June 30, 2005 and approximately $17.0 million of this credit facility remained available pursuant to the terms of this facility at that date. As of August 1, 2005, after applying the proceeds from the concurrent offerings to this credit facility, approximately $22.0 million was drawn under this facility and approximately $183.0 million of this credit facility remained available pursuant to the terms of this facility at that date. We funded the purchase price of the Amsterdam property and intend to fund the purchase price of Charlotte Internet Gateway, Waltham, Massachusetts and Geneva, Switzerland properties, with borrowings under the credit facility or a combination of borrowings under the credit facility and secured debt. The unsecured credit facility has a one-year extension option. The credit facility contains covenants including limitations on our and our subsidiaries’ ability to incur additional indebtedness, make certain investments or merge with another company, limitations on our ability to make distributions to our stockholders and other restricted payments, and requirements for us to maintain financial coverage ratios and maintain a pool of unencumbered assets.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of interest rate cap agreements in connection with certain of our indebtedness, a currency fluctuation hedge arrangement in connection with our ownership of the Camperdown House property in London, England and interest rate swap agreements with KeyBank National Association and Bank of America related to $238.9 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

As of June 30, 2005, GI Partners had $1.2 million of letters of credit outstanding that secure obligations relating to two of our properties, Carrier Center and Stanford Place II. These letters of credit were initially issued in lieu of making deposits required by a local utility and in lieu of establishing a restricted cash account on behalf of a lender. We are in the process of causing these letters of credit to be transferred to us. We are currently reimbursing GI Partners for the costs of maintaining the letters of credit, which payments are less than $5,000 per quarter. We currently have no other off-balance sheet arrangements.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated and combined statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004

Cash and cash equivalents were $4.0 million and $4.3 million at June 30, 2005 and 2004, respectively.

Net cash provided by operating activities increased $19.3 million to $34.3 million for the six months ended June 30, 2005 compared to $15.0 million for the six months ended June 30, 2004. The increase was primarily due to revenues from the properties added to our portfolio which was partially offset by the increased interest expense incurred on the mortgage and other secured debt related to the acquired properties.

Net cash used in investing activities increased $98.9 million to $326.6 million for the six months ended June 30, 2005 compared to $227.7 million for the six months ended June 30, 2004. The increase was primarily the result of the acquisition of nine properties during the six months ended June 30, 2005, which required a larger investment than the five properties acquired during the six months ended June 30, 2004.

Net cash provided by financing activities increased $79.9 million to $291.7 million, for the six months ended June 30, 2005 compared to $211.8 million for the six months ended June 30, 2004. The increase was primarily due to net proceeds from the sale of series A preferred stock during the six months ended June 30, 2005, an increase in net borrowings during the six months ended June 30, 2005 compared to the six months ended June 30, 2004, offset by dividends and distributions paid during the six months ended June 30, 2005 compared to net contributions received from the owner of the Company Predecessor during the six months ended June 30, 2004.

Inflation

Substantially all of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

Recent Accounting Pronouncements Issued But Not Yet Adopted

Emerging Issues Task Force (“EITF”) Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This Issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. We believe that this EITF will not have any impact on our financial statements.

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

Effective November 2004 and May 2005, we entered into interest rate swap agreements with KeyBank National Association and Bank of America to hedge variability in cash flows related to certain of our variable rate debt. The table below summarizes the terms of these interest rate swaps and their fair values as of June 30, 2005 (in thousands):

Current Notional Amount	Strike Rate	Effective Date	Expiration Date	Fair Value
$ 45,796	3.178%	Nov. 26, 2004	Jul. 1, 2006	$272
43,000	3.250	Nov. 26, 2004	Sep. 15, 2006	291
21,375	3.754	Nov. 26, 2004	Jan. 1, 2009	132
20,000	3.824	Nov. 26, 2004	Apr. 1, 2009	101
8,775	3.331	Nov. 26, 2004	Dec. 1, 2006	65
100,000	4.025	May 26, 2005	Jun. 15, 2008	(346)

$238,946				$515

If interest rates were to increase by 10%, or approximately 40 basis points, the fair value of our interest rate swaps would decrease by approximately $2.0 million. If interest rates were to decrease by 10%, or approximately 40 basis points, the fair value of our interest rate swaps would increase by approximately $1.9 million.

If interest rates were to increase by 10%, or approximately 40 basis points, the increase in interest expense on the unhedged variable rate debt would decrease future earnings and cash flows by approximately $1.0 million annually. If fixed interest rates were to increase by 10%, the fair value of our $272.3 million principal amount of outstanding fixed rate debt would decrease by approximately $5.9 million. If interest rates were to decrease by 10%, or approximately 40 basis points, the decrease in interest expense on the unhedged variable rate debt would be approximately $1.0 million annually. If interest rates were to decrease by 10%, the fair value of our $272.3 million principal amount of outstanding fixed rate debt would increase by approximately $5.7 million.

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

As of June 30, 2005, our total outstanding debt was approximately $765.7 million, which consisted of $554.8 million of principal outstanding for mortgage loans and $0.9 million for the debt premium on one of our mortgage loans, $188.0 million of notes payable under our line of credit and $22.0 million of other secured loans. Approximately $492.5 million of our total outstanding debt was variable rate debt and after considering that $238.9 million of such debt is hedged with interest rate swaps, our variable rate debt comprises 33.2% of our total outstanding debt. As of June 30, 2005, the fair value of our outstanding fixed-rate debt approximated $286.7 million compared to the carrying value of $273.2 million, comprised of $272.3 of principal and $0.9 million of debt premium.

We are also party to a foreign currency hedging contract with a notional value of approximately £7.9 million, which we use to convert the balance of our investment in the Camperdown House property into U.S. dollars. The fair value of this forward contract was $0.5 million as of June 30, 2005 using the currency exchange rate in effect as of that date. If the exchange rate of United States Dollars to Great Britain Pounds were to increase by 10%, the fair value of our forward contract would decrease by $1.4 million to ($0.9) million. If the exchange rate of United States Dollars to Great Britain Pounds were to decrease by 10%, the fair value of our forward contract would increase by $1.4 million to $1.9 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1—Legal Proceedings.

None.

ITEM 2—Changes in Securities and Use of Proceeds.

None.

ITEM 3—Defaults Upon Senior Securities.

None.

ITEM 4—Submission of Matters to a Vote of Security Holders.

At our company’s annual meeting of its stockholders on May 6, 2005, stockholders elected Richard A. Magnuson (20,684,565 votes for and 100,041 votes withheld), Michael F. Foust (20,686,565 votes for and 98,041 votes withheld), Laurence A. Chapman (20,686,565 votes for and 98,041 votes withheld), Ruann F. Ernst (20,470,110 votes for and 314,496 votes withheld), Kathleen Earley Reed (17,424,946 votes for and 3,359,660 votes withheld), and Dennis E. Singleton (20,470,935 votes for and 313,671 votes withheld) as directors of our company for terms expiring at the 2006 annual meeting of stockholders and until their successors are duly elected and qualify. Stockholders also ratified the selection of KPMG LLP as our independent registered public accounting firm for the year ended December 31, 2005 (20,762,981 votes for, 10,050 against and 11,575 abstained).

ITEM 5—Other Information.

(a) None.

(b) None.

ITEM 6—Exhibits

(a) Exhibits

3.1	(1)	Articles Supplementary of Digital Realty Trust, Inc. filed July 25, 2005.

10.1	(2)	Termination and Consulting Agreement between Digital Realty Trust, Inc. and John O. Wilson, dated May 20, 2005.

10.2	(3)	Loan Agreement, dated as of May 27, 2005, between Digital Lakeside, LLC and Morgan Stanley Mortgage Capital Inc.

10.3	(3)	Promissory Note A, dated as of May 27, 2005, by Digital Lakeside, LLC in favor of Morgan Stanley Mortgage Capital Inc.

10.4	(3)	Promissory Note B, dated as of May 27, 2005, by Digital Lakeside, LLC in favor of Morgan Stanley Mortgage Capital Inc.

10.5	(3)	Contract for facility management services, dated as of April 1, 2005, by and between Linc Facility Services, LLC and GIP 7th Street, LLC

10.6	(3)	Contract for facility management services, dated as of April 1, 2005, by and between Linc Facility Services, LLC and Digital Realty Trust, L.P.

10.7	(3)	Exit Fee Agreement, dated as of May 27, 2005, by and between Digital Lakeside, LLC and Morgan Stanley Mortgage Capital Inc.

10.8	(3)	Purchase and Sale Agreement, dated as of April 11, 2005, by and between Global Concord Operating Company, LLC and Digital Concord Center, LLC.

10.9	(1)	Third Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the Commission on July 29, 2005.
(2)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the Commission on May 23, 2005.
(3)	Incorporated by reference to the registrant’s registration statement on Form S-11 (File No. 333-126396) declared effective by the Commission on July 20, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

August 12, 2005	/s/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer

August 12, 2005	/s/ A. WILLIAM STEIN
A. William Stein Chief Financial Officer and Chief Investment Officer (principal financial officer)