Form 10-Q
period 2005-09-30
Digital Realty Trust, Inc.
filed 2005-11-10
CIK 1297996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2005
Common Stock, $.01 par value per share	27,304,691

DIGITAL REALTY TRUST, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

		Page number
PART I.	FINANCIAL INFORMATION

ITEM 1.	Consolidated and Combined Condensed Financial Statements:

	Condensed Consolidated Balance Sheets for the Company as of September 30, 2005 (unaudited) and December 31, 2004	1

	Condensed Consolidated and Combined Statements of Operations for the Company for the three and nine months ended September 30, 2005 and for the Digital Realty Trust, Inc. Predecessor for the three and nine months ended September 30, 2004 (all unaudited)	2

	Condensed Consolidated and Combined Statements of Comprehensive Income for the Company for the three and nine months ended September 30, 2005 and for the Digital Realty Trust, Inc. Predecessor for the three and nine months ended September 30, 2004 (all unaudited)	3

	Condensed Consolidated and Combined Statements of Cash Flows for the Company for the nine months ended September 30, 2005 and for the Digital Realty Trust, Inc. Predecessor for the nine months ended September 30, 2004 (both unaudited)	4

	Notes to Condensed Consolidated and Combined Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	30

ITEM 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	31

ITEM 2.	Changes in Securities and Use of Proceeds	31

ITEM 3.	Defaults Upon Senior Securities	31

ITEM 4.	Submission of Matters to a Vote of Security Holders	31

ITEM 5.	Other Information	31

ITEM 6.	Exhibits	31

	Signatures	33

ITEM 1.	CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2005 (unaudited)	December 31, 2004
ASSETS
Investments in real estate:
Land	$184,837	$129,112
Acquired ground lease	1,477	1,477
Buildings and improvements	867,168	613,058
Tenant improvements	119,850	74,745

Investments in real estate	1,173,332	818,392
Accumulated depreciation and amortization	(54,256)	(30,980)

Net investments in real estate	1,119,076	787,412
Cash and cash equivalents	7,070	4,557
Accounts and other receivables	5,994	3,051
Deferred rent	20,843	12,236
Acquired above market leases, net	50,001	43,947
Acquired in place lease value and deferred leasing costs, net	202,758	136,721
Deferred financing costs, net	8,032	8,236
Restricted cash	29,025	14,207
Other assets	11,423	2,920

Total Assets	$1,454,222	$1,013,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable under line of credit	$103,755	$44,000
Mortgage loans	561,154	453,498
Other secured loans	22,000	22,000
Accounts payable and other accrued liabilities	36,900	12,789
Accrued dividends and distributions	—	8,276
Acquired below market leases, net	58,155	37,390
Security deposits and prepaid rents	10,574	6,276

Total liabilities	792,538	584,229
Commitments and contingencies
Minority interests in consolidated joint ventures	142	997
Minority interests in operating partnership	268,846	254,862
Stockholders’ equity:
Preferred Stock: $0.01 par value, 20,000,000 authorized:
Series A Cumulative Redeemable Preferred Stock, 8.50%, $103,500,000 liquidation preference ($25.00 per share), 4,140,000 issued and outstanding	99,297	—
Series B Cumulative Redeemable Preferred Stock, 7.875%, $63,250,000 liquidation preference ($25.00 per share), 2,530,000 issued and outstanding	60,517	—
Common Stock; $0.01 par value: 100,000,000 authorized, 27,304,691 and 21,421,300 shares issued and outstanding as of September 30, 2005 and December 31, 2004	273	214
Additional paid-in capital	252,416	182,411
Dividends in excess of earnings	(21,688)	(9,517)
Accumulated other comprehensive income, net	1,881	91

Total stockholders’ equity	392,696	173,199

Total liabilities and stockholders’ equity	$1,454,222	$1,013,287

See accompanying notes to the consolidated and combined financial statements.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(unaudited)

	The Company	The Predecessor	The Company	The Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Rental	$45,065	$24,666	$115,360	$59,127
Tenant reimbursements	11,040	4,658	25,673	10,055
Other	451	22	4,829	1,734

Total revenues	56,556	29,346	145,862	70,916

Expenses:
Rental property operating and maintenance	12,385	5,336	29,248	11,625
Property taxes	6,241	2,417	14,832	6,250
Insurance	770	617	1,899	1,179
Interest	10,724	7,926	28,134	15,804
Asset management fees to related party	—	797	—	2,389
Depreciation and amortization	16,957	8,604	43,428	20,822
General and administrative	3,324	86	8,190	243
Loss from early extinguishment of debt	—	—	125	—
Other	106	176	1,588	2,716

Total expenses	50,507	25,959	127,444	61,028

Income before minority interests	6,049	3,387	18,418	9,888
Minority interests in consolidated joint ventures	4	(28)	11	28
Minority interests in operating partnership	(1,628)	—	(6,930)	—

Net income	4,425	3,359	11,499	9,916
Preferred stock dividends	(3,099)	—	(6,569)	—

Net income available to common stockholders	$1,326	$3,359	$4,930	$9,916

Basic income per share available to common stockholders	$0.05	$—	$0.22	$—
Diluted income per share available to common stockholders	$0.05	—	0.21	—
Weighted average common shares outstanding:
Basic	25,704,721	—	22,864,797	—
Diluted	26,004,324	—	23,037,992	—

See accompanying notes to the consolidated and combined financial statements.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	The Company	The Predecessor	The Company	The Predecessor
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income	$4,425	$3,359	$11,499	$9,916
Other comprehensive income:
Foreign currency translation adjustments	19	28	1,186	33
Minority interests in foreign currency translation adjustments	(11)	—	(705)	—
Increase in fair value of interest rate swaps	2,423	—	2,967	—
Minority interests in change in fair value of interest rate swaps	(1,335)	—	(1,658)	—

Comprehensive income	$5,521	$3,387	$13,289	$9,949

See accompanying notes to the consolidated and combined financial statements.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	The Company	The Predecessor
	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Cash flows from operating activities:
Net income	$11,499	$9,916
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests in operating partnership	6,930	—
Minority interests in consolidated joint ventures	(11)	(28)
Distributions to joint venture partner	—	(289)
Write-off of net assets (liabilities) due to early lease terminations	(197)	2,371
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground lease	23,500	12,271
Amortization over the vesting period of the fair value of stock options	146	—
Amortization of deferred financing costs	2,172	3,515
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	125	—
Amortization of debt premium	(81)	(1,111)
Amortization of acquired in place lease value and deferred leasing costs	19,928	8,551
Amortization of acquired above market leases and acquired below market leases, net	(1,234)	(175)
Changes in assets and liabilities:
Accounts and other receivables	(2,743)	(3,064)
Deferred rent	(8,701)	(4,445)
Deferred leasing costs	(2,066)	—
Other assets	255	525
Accounts payable and other accrued liabilities	10,126	3,089
Security deposits and prepaid rents	4,654	425

Net cash provided by operating activities	64,302	31,551

Cash flows from investing activities:
Acquisitions of properties (including $16.5 million paid to GI Partners in 2005)	(382,538)	(306,270)
Deposits paid for acquisitions of properties	(1,953)	—
Change in restricted cash	(14,818)	(9,561)
Improvements to investments in real estate	(9,463)	(5,906)

Net cash used in investing activities	(408,772)	(321,737)

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	The Company	The Predecessor
	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Cash flows from financing activities:
Borrowings on line of credit	$293,755	$99,381
Repayments on line of credit	(234,000)	(137,700)
Borrowings under bridge loan	—	243,686
Proceeds from mortgage loans	100,000	20,000
Principal payments on mortgage loans	(13,742)	(1,051)
Principal payments on other secured loans	—	(92)
Payment of loan fees and costs	(1,660)	(4,046)
Borrowings under note payable to affiliate	—	4,052
Prepayment of offering costs	—	(4,052)
Contributions from owner of the Predecessor	—	113,658
Distributions to owner of the Predecessor	—	(46,195)
Settlement of foreign currency forward sale contract	(2,519)	—
Reimbursement by GI Partners of settlement cost of foreign currency forward sale contract	1,911	—
Gross proceeds from the sale of common stock	104,502
Gross proceeds from the sale of preferred stock	166,750	—
Common stock offering costs paid	(6,305)	—
Preferred stock offering costs paid	(6,714)	—
Payment of dividends to preferred stockholders	(6,569)	—
Payment of dividends to common stockholders and distributions to limited partners of operating partnership	(48,426)	—

Net cash provided by financing activities	346,983	287,641

Net increase (decrease) in cash and cash equivalents	2,513	(2,545)
Cash and cash equivalents at beginning of period	4,557	5,174

Cash and cash equivalents at end of period	$7,070	$2,629

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,449	$12,717
Supplementary disclosure of noncash investing and financing activities:
Increase in net assets related to foreign currency translation adjustments	$481	$33
Increase in other assets related to increase in fair value of interest rate swaps	2,967	$—
Accrual for additions to investments in real estate included in accounts payable and accrued expenses	828	915
Allocation of purchase of properties to:
Investments in real estate	339,972	268,738
Accounts and other receivables	200	—
Acquired above market leases	14,365	16,381
Acquired below market leases	(21,055)	(12,214)
Acquired in place lease value	74,104	60,186
Other assets (includes $3.3 million of refundable value added tax)	3,786	—
Mortgage loans assumed	(15,838)	(14,392)
Other secured loan assumed	—	(11,884)
Loan premium	(2,333)	(545)
Accounts payable and other accrued liabilities	(11,508)	—
Reverse minority interest in consolidated joint venture	845	—

Cash paid for acquisition of properties	382,538	306,270
Increase to components of net investment foreign currency hedge upon settlement:
Investment in real estate	5,304	—
Mortgage loans	(3,307)	—
Other accrued liabilities	(1,997)	—

	—	—
Accrual of common stock and Series B preferred stock offering costs	588
Reallocation between minority interest and stockholders’ equity resulting from the completion of the common and preferred stock offerings	27,929	—

See accompanying notes to the consolidated and combined financial statements.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2005 and 2004

(unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc., through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we or the Company), is engaged in the business of owning, acquiring, repositioning and managing technology-related real estate. As of September 30, 2005, our portfolio consisted of 38 properties; 36 properties located throughout the United States, one property located in London, England and one property located in Amsterdam, Netherlands.

Our properties are located in a limited number of markets where technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York, Philadelphia, San Francisco and Silicon Valley metropolitan areas. The portfolio consists of Internet gateway properties, data center properties, technology manufacturing properties and regional or national headquarters of technology companies.

We completed our initial public offering of common stock (the IPO) on November 3, 2004 and commenced operations on that date. The IPO resulted in the sale of 20,000,000 shares of common stock at a price per share of $12.00, generating gross proceeds to us of $240.0 million. Our aggregate proceeds, net of underwriters’ discounts, commissions and financial advisory fees and other offering costs were approximately $214.9 million. On November 30, 2004, an additional 1,421,300 shares of common stock were sold at $12.00 per share as a result of the underwriters’ exercising their over-allotment option. This resulted in additional net proceeds of approximately $15.9 million to us.

On February 9, 2005, we completed the offering of 4.14 million shares of 8.50% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share) for total net proceeds, after underwriting discounts and other offering costs, of $99.3 million, including the proceeds from the exercise of the underwriters’ over-allotment option. The net proceeds from this offering were used to reduce borrowings under our unsecured credit facility, acquire two properties in March 2005 and for investment and general corporate purposes.

On July 26, 2005, we completed the offering of 2.53 million shares of 7.875% Series B Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share) for total net proceeds, after underwriting discounts and other offering costs, of $60.5 million, including the proceeds from the exercise of the underwriters’ over-allotment option. On July 26, 2005 we also completed the offering of 5.87 million shares of common stock for total net proceeds, after underwriting discounts and other offering costs, of $98.1 million, including the proceeds from the exercise of the underwriters’ over-allotment option. The net proceeds from these offerings were used to reduce borrowings under our unsecured credit facility, acquire properties and for investment and general corporate purposes.

The Operating Partnership was formed on July 21, 2004 in anticipation of the IPO. Effective as of the completion of the IPO, including exercise of the underwriters’ over-allotment option, we, as sole general partner, owned a 40.5% common interest. As a result of our February 2005 and July 2005 stock offerings, as of September 30, 2005, we own a 46.4% common interest and a 100% preferred interest in the Operating Partnership. We have control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace the general partner or approve the sale or refinancing of the Operating Partnership’s assets, although they do have certain protective rights.

We continue to operate and expand the business of our predecessor (the Predecessor). The Predecessor is not a legal entity; rather it is a combination of certain of the real estate subsidiaries of Global Innovation Partners, LLC, a Delaware limited liability company (GI Partners) contributed to us in connection with the IPO, along with an allocation of certain assets, liabilities, revenues and expenses of GI Partners related to the real estate owned by such subsidiaries.

We believe that we have operated in a manner that has enabled us to qualify and have elected to be treated, as a Real Estate Investment Trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, (the Code) as amended.

2. Summary of Significant Accounting Policies

(a) Principles of Consolidation and Combination and Basis of Presentation

The accompanying condensed consolidated financial statements include all of the accounts of Digital Realty Trust, Inc., the Operating Partnership, the subsidiaries of the Operating Partnership and its consolidated joint venture(s), one as of September 30, 2005 and two as of December 31, 2004. Intercompany balances and transactions have been eliminated.

Property interests contributed to the Operating Partnership by GI Partners in exchange for limited partnership interests, also known as common units, in the Operating Partnership have been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the contributed assets and assumed liabilities were recorded at the Predecessor’s historical cost basis. Property interests acquired from third parties for cash or common units are accounted for using purchase accounting.

The accompanying condensed combined financial statements of the Predecessor include the wholly owned real estate subsidiaries and two majority-owned real estate joint ventures that GI Partners contributed to the Operating Partnership in connection with the IPO. Intercompany balances and transactions have been eliminated. The interests of the joint venture partners, all of whom are third parties, are reflected in minority interests in the accompanying combined financial statements.

The accompanying condensed combined financial statements of the Predecessor do not include the real estate subsidiaries for two properties owned by GI Partners that are subject to right of first offer (ROFO) agreements, whereby the Operating Partnership has the right to make the first offer to purchase these properties if GI Partners decides to sell them. We acquired one of these properties from GI Partners on June 3, 2005. The accompanying condensed combined financial statements of the Predecessor also do not include any of GI Partners’ investments in privately held companies, which GI Partners did not contribute to the Operating Partnership.

The accompanying condensed interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These condensed financial statements should be read in conjunction with the audited consolidated and combined financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

(b) Cash Equivalents

For purpose of the consolidated and combined statements of cash flows, we consider short-term investments with original maturities of 90 days or less when purchased to be cash equivalents. As of September 30, 2005 and December 31, 2004, cash equivalents consisted of investments in money market funds.

(c) Stock Based Compensation

We account for stock based compensation, including stock options and fully vested long-term incentive units granted under our 2004 Incentive Award Plan in connection with the IPO, using the fair value method of accounting. The estimated fair value of each of the long-term incentive units was equal to the IPO price of our stock and such amount was recorded as an expense upon closing of the IPO since those long term incentive units were fully vested as of the grant date. The estimated fair value of the stock options granted by us is being amortized over the vesting period of the stock options.

(d) Income Taxes

We have elected to be taxed as a REIT under the Code, commencing with our taxable year ended December 31, 2004. We have been organized and have operated in a manner that management believes has allowed us to qualify for taxation as a REIT under the Code commencing with our taxable year ended December 31, 2004, and we intend to continue to be organized and operate in this manner. As a REIT, we generally are not required to pay federal corporate income taxes on our taxable income to the extent it is currently distributed to our stockholders.

Qualification and taxation as a REIT depend upon our ability to meet the various qualification tests imposed under the Code, including tests related to annual operating results, asset composition, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that we are organized or will be able to operate in a manner so as to qualify or remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

We have elected to treat two of the Operating Partnership’s subsidiaries as taxable REIT subsidiaries (each, a TRS). In general, a TRS may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income taxes on its taxable income at regular corporate tax rates. There is no U.S. Federal tax provision for either of our TRS entities for the periods presented in the accompanying consolidated and combined statements of operations. No tax benefits have been recorded since it is not considered more likely than not that the deferred tax asset related to the net operating loss carryforward will be utilized.

To the extent that any taxes are incurred by the subsidiaries invested in real estate located in London, England or Amsterdam, Netherlands a provision is made for such taxes.

No provision has been made in the condensed combined financial statements of the Predecessor for U.S. income taxes, because any such taxes are the responsibility of GI Partners’ members, as GI Partners is a limited liability company.

(e) Management’s Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made.

3. Minority Interests in the Operating Partnership

Minority interests relate to the interests in the Operating Partnership that are not owned by us, which, at September 30, 2005, amounted to 53.6%. In conjunction with the our formation, GI Partners received common units, in exchange for contributing ownership interests in the Predecessor’s properties to the Operating Partnership. Also in connection with acquiring real estate interests owned by third parties, the Operating Partnership issued common units to those sellers. Limited partners who acquired common units in the formation transactions have the right, commencing on or after January 3, 2006, to require the Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to registration rights agreements we entered into with GI Partners and the other third party contributors, we are required to file a shelf registration statement covering the issuance of the shares of our common stock issuable upon redemption of the common units, and the resale of those shares of common stock by the holders. We anticipate that we will make the initial filing of this registration statement in November 2005.

As of September 30, 2005, GI Partners owned 23,699,359 common units or 40.3% of all common units, third parties owned 6,331,511 common units or 10.8% of all common units and our employees, non-employee directors and Executive Chairman together own 1,490,561 long term incentive units or 2.5% of all common units. Richard Magnuson, the Executive Chairman of our board of directors, Michael Foust, our Chief Executive Officer and a member of our board of directors, and Scott Peterson, our Senior Vice President, Acquisitions, are minority indirect investors in GI Partners.

4. Investments in Real Estate Acquired During the Three Months Ended September 30, 2005

On August 11, 2005 we executed a purchase and sale agreement and simultaneously acquired a data center in Amsterdam, Netherlands for approximately 14.0 million Euros or approximately $17.3 million based on the exchange rate in effect on August 11, 2005, excluding closing costs and reimbursable taxes. This property is subject to an operating ground lease of approximately $3,000 per month expiring in April 2054. In connection with this purchase we paid value added tax of approximately 2.7 million Euros or approximately $3.2 million based on the exchange rate in effect on August 11, 2005. We expect to recover this amount in the final quarter of 2005 and have included $3.2 million in other assets in the condensed consolidated balance sheet at September 30, 2005.

On August 30, 2005 we acquired three properties comprising the Charlotte Internet Gateway located in Charlotte, North Carolina for approximately $17.2 million.

On September 30, 2005 we acquired Printers’ Square, located in Chicago, Illinois for approximately $39.0 million.

As discussed further in note 11, the purchase prices for the Charlotte Internet Gateway and the Amsterdam property may increase depending on future leasing activity.

The purchase price of these acquisitions have been allocated on a preliminary basis to the assets acquired and the liabilities assumed. We expect to finalize our purchase price allocation no later than twelve months from the date of each acquisition.

5. Debt

A summary of outstanding indebtedness as of September 30, 2005 and December 31, 2004, respectively, is as follows (in thousands):

Properties	Interest Rate		Maturity Date		Principal Outstanding September 30, 2005		Principal Outstanding December 31, 2004
100 Technology Center Drive—Mortgage	LIBOR + 1.70	% (1)	Apr. 1, 2009		$20,000		$20,000
200 Paul Avenue—Mortgage	LIBOR + 3.03	% (1)(2)	Jul. 1, 2006	(3)	45,315		46,749
Ardenwood Corporate Park, NTT/Verio Premier Data Center, VarTec Building—Mortgage	LIBOR + 1.59	% (1)	Aug. 9, 2006	(4)	43,000		43,000
Ardenwood Corporate Park, NTT/Verio Premier Data Center, VarTec Building—Mezzanine	LIBOR + 5.75%		Aug. 9, 2006	(4)(14)	22,000		22,000
AT&T Web Hosting Facility—Mortgage	LIBOR + 1.85	% (1)	Dec. 1, 2006	(3)	8,775		8,775
Camperdown House—Mortgage	6.85%		Oct. 31, 2009		24,591	(5)	22,672	(5)
Carrier Center—Mortgage	LIBOR + 4.25	% (6)	Nov. 11, 2007	(7)(14)	25,633		25,964
Charlotte Internet Gateway—Mortgage	8.22%		Jul. 1, 2020		6,080		—
eBay Data Center Bridge Loan	LIBOR + 2.00%		Aug. 11, 2005		—		7,950
Granite Tower—Mortgage	LIBOR + 1.20	% (1)	Jan. 1, 2009		21,285		21,645
Lakeside Technology Center—Mortgage	LIBOR + 2.20	% (1)(8)	Jun. 9, 2008	(3)	100,000		—
MAPP Building—Mortgage	7.62	% (9)	Mar. 1, 2032		9,700		—
Maxtor Manufacturing Facility—Mortgage	LIBOR + 2.25%		Dec. 31, 2006	(3)	17,646		17,965
Stanford Place II—Mortgage	5.14%		Jan. 10, 2009		26,000		26,000
Univision Tower—Mortgage (10)	6.04%		Nov. 6, 2009		57,463		57,943
Secured Term Debt (11)	5.65%		Nov. 11, 2014		153,413		154,835
Unsecured Credit Facility (12)	LIBOR + 1.625%		Nov. 3, 2007	(7)	103,755	(13)	44,000

Total principal outstanding					684,656		519,498
Loan premium—MAPP Building and Charlotte Internet Gateway Mortgages					2,253		—

Total indebtedness					$686,909		$519,498

(1)	We have entered into interest rate swap agreements as a cash flow hedge for these loans. The total variable rate debt subject to the swap agreements was $238.3 million and $140.2 million as of September 30, 2005 and December 31, 2004, respectively. See note 9 for further information.

(2)	This is the weighted average interest rate as of September 30, 2005. The first note, in a principal amount of $45.0 million, bears interest at a rate of LIBOR + 3.0% per annum and the second note, in a principal amount of $0.3 million, bears interest at a rate of LIBOR + 7.0% per annum.

(3)	Two one-year extensions are available.

(4)	A 13-month extension and a one-year extension are available.

(5)	Based on our hedged exchange rate of $1.8472 to £1.00 as of September 30, 2005 and $1.6083 to £1.00 as of December 31, 2004.

(6)	Subject to a 2.5% LIBOR floor.

(7)	A one-year extension option is available.

(8)	This is the weighted average interest rate as of September 30, 2005. The first note, in a principal amount of $80.0 million, bears interest at a rate of LIBOR + 1.375% per annum and the second note, in a principal amount of $20.0 million, bears interest at a rate of LIBOR + 5.5% per annum.

(9)	If the loan is not repaid by March 1, 2012, the interest rate increases to the greater of 9.62% or the then treasury rate plus 2%.

(10)	The Univision Tower mortgage loan is also secured by a $5.0 million letter of credit.

(11)	This amount represents six mortgage loans secured by our interests in 36 Northeast Second Street, Brea Data Center, Comverse Technology Building, Hudson Corporate Center, Siemens Building, and Webb at LBJ. Each of these loans are cross-collateralized by the six properties.

(12)	The interest rate under our unsecured credit facility equals either (i) LIBOR plus a margin of between 1.375% and 1.750% or (ii) the greater of (x) the base rate announced by the lender and (y) the federal funds rate, plus a margin of between 0.375% - 0.750%. In each case, the margin is based on our leverage ratio.

(13)	As of September 30, 2005, borrowings under our credit facility include advances of $19.8 million, which are denominared in Euros.

(14)	In November 2005 we repaid this debt. See note 12 for further details.

On May 11, 2005, we amended our unsecured revolving credit facility pursuant to which the size of the facility may be expanded from $200.0 million to $350.0 million at our request, subject to receipt of lender commitments and satisfaction of other conditions, and also added a $100.0 million sub-facility for foreign multi-currency advances in Euros, British Pounds Sterling and Canadian Dollars. As of September 30, 2005, approximately $103.8 million was drawn under this facility and approximately $101.0 million remained available pursuant to the terms of this facility. The credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios and maintain a pool of unencumbered assets. In addition except to enable us to maintain our status as a REIT for federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined, for such period, subject to certain other adjustments. As of September 30, 2005, we believe that we were in compliance with all the covenants.

Some of the loans impose penalties upon prepayment. The terms of the following loans do not permit prepayment of the loan prior to the dates listed below:

Loan	Date
Carrier Center—Mortgage	October 2005
Ardenwood Corporate Park, NTT/Verio Premier Data Center, Var Tec Building—Mortgage	October 2005
Ardenwood Corporate Park, NTT/Verio Premier Data Center, Var Tec Building—Mezzanine	October 2005
Granite Tower—Mortgage	January 2006
100 Technology Center Drive—Mortgage	March 2006
Lakeside Technology Center—Mortgage	May 2006
Univision Tower—Mortgage	August 2009
MAPP Building—Mortgage	December 2011
Secured Term Debt	September 2014

6. Earnings per Share

The following is a summary of the elements used in calculating basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income	$4,425	$11,499
Preferred dividends	(3,099)	(6,569)

Income (loss) allocable to common stockholders	$1,326	$4,930

Weighted average shares outstanding—basic	25,704,721	22,864,797
Potentially dilutive common shares:
Stock options	299,603	173,195

Weighted average shares outstanding—diluted	26,004,324	23,037,992

Earnings per share—Basic:
Basic income (loss) per share available to common stockholders	$0.05	$0.22

Earnings per share—Diluted:
Diluted income (loss) per share available to common stockholders	$0.05	$0.21

For the three and nine months ended September 30, 2005, 30,030,870 common units and 1,490,561 long-term incentive units were excluded from the computation of diluted earnings per share as their effect would not be dilutive.

7. Stockholders’ Equity

(a) Preferred Stock

Underwriting discounts and commissions and other offering costs totaling approximately $6.9 million are reflected as a reduction to preferred stock in the accompanying consolidated balance sheet.

8.50% Series A Cumulative Redeemable Preferred Stock

We currently have outstanding 4,140,000 shares of our 8.50% series A cumulative redeemable preferred Stock, or series A preferred stock. Dividends are cumulative on our series A preferred stock from the date of original issuance in the amount of $2.125 per share each year, which is equivalent to 8.50% of the $25.00 liquidation preference per share. Dividends on our series A preferred stock are payable quarterly in arrears. Our series A preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions.

Upon liquidation, dissolution or winding up, our series A preferred stock will rank senior to our common stock with respect to the payment of distributions and other amounts and ranks on parity with our Series B Preferred Stock. We are not allowed to redeem our series A preferred stock before February 9, 2010, except in limited circumstances to preserve our status as a REIT. On or after February 9, 2010, we may, at our option, redeem our series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series A preferred stock up to but excluding the redemption date. Holders of our series A preferred stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Our series A preferred stock is not convertible into or exchangeable for any other property or securities of our company.

7.875% Series B Cumulative Redeemable Preferred Stock

We currently have outstanding 2,530,000 shares of our 7.875% series B cumulative redeemable preferred Stock, or series B preferred stock. Dividends are cumulative on our series B preferred stock from the date of original issuance in the amount of $1.96875 per share each year, which is equivalent to 7.875% of the $25.00 liquidation preference per share. Dividends on our series B preferred stock are payable quarterly in arrears. Our series B preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, our series B preferred stock will rank senior to our common stock with respect to the payment of distributions and other amounts and ranks on parity with our Series A Preferred Stock. We are not allowed to redeem our series B preferred stock before July 26, 2010, except in limited circumstances to preserve our status as a REIT. On or after July 26, 2010, we may, at our option, redeem our series B preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series B preferred stock up to but excluding the redemption date. Holders of our series B preferred stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Our series B preferred stock is not convertible into or exchangeable for any other property or securities of our company.

(b) Shares and Units

A common unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A common unit may be redeemed for cash, or, at our option, exchanged for shares of common stock on a one-for-one basis after January 3, 2006. There were 27,304,691 shares of common stock, 30,030,870 common units and 1,490,561 long-term incentive units, which have achieved full parity outstanding as of September 30, 2005. See note 8 for a description of the long term incentive units.

(c) Dividends and Distributions

In 2005, we have declared the following dividends and equivalent distributions on common units in our Operating Partnership:

Date dividend and distribution declared	Share class	Dividend and distribution amount	Period covered	Dividend and distribution payable date	Annual equivalent rate of dividend and distribution	Dividend and distribution amount (in thousands)
August 9, 2005	Series A Preferred Stock	$0.53125	July 1, 2005 to September 30, 2005	September 30, 2005 to shareholders on record on September 15, 2005.	$2.125	$2,199

August 9, 2005	Series B Preferred Stock	$0.35547	July 26, 2005 to September 30, 2005	September 30, 2005 to shareholders on record on September 15, 2005.	$1.969	900

August 9, 2005	Common stock and operating partnership common units and long term incentive units.	$0.24375	July 1, 2005 to September 30, 2005	September 30, 2005 to shareholders on record on September 15, 2005.	$0.975	14,338

May 16, 2005	Series A Preferred Stock	$0.53125	April 1, 2005 to June 30, 2005	June 30, 2005 to shareholders on record on June 15, 2005.	$2.125	2,199

May 16, 2005	Common stock and operating partnership common units and long term incentive units.	$0.24375	April 1, 2005 to June 30, 2005	June 30, 2005 to shareholders on record on June 15, 2005.	$0.975	12,905

February 14, 2005	Series A Preferred Stock	$0.30694	February 9, 2005 to March 31, 2005	March 31, 2005 to shareholders on record on March 15, 2005.	$2.125	1,271

February 14, 2005	Common stock and operating partnership common units and long term incentive units.	$0.24375	January 1, 2005 to March 31, 2005	March 31, 2005 to shareholders on record on March 15, 2005.	$0.975	12,905

Total 2005 dividends and distributions paid through September 30, 2005:

Series A Preferred Stock		$1.36944				5,669
Series B Preferred Stock		$0.35547				900
Common stock and operating partnership common units and long term incentive units.		$0.73125				40,148

						$46,717

Distributions to common and long-term incentive unitholders are recorded as a reduction to minority interests in operating partnership. Earnings and profits, which determine the taxability of distributions to stockholders, will differ from income reported for financial reporting purposes, generally due to the differences for federal income tax purposes in the treatment of loss on extinguishment of debt, revenue recognition, compensation expense and depreciation expense because of the basis of depreciable assets and estimated useful lives used to compute depreciation.

(d) Stock Options

The fair value of each option granted under the 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the weighted-average assumptions listed below for grants in 2005. The fair values are being expensed on a straight-line basis over the vesting period of the options, which is four years. The expense recorded for the three and nine months ended September 30, 2005 was approximately $50,000 and $146,000 respectively.

The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options granted during the three and nine months ended September 30, 2005:

Dividend yield	6.88%
Expected life of option	120 months
Risk-free interest rate	4.13%
Expected stock price volatility	20.00%

A summary of the status of our stock options under the 2004 Incentive Award Plan as of September 30, 2005 and for the nine months then ended are presented below:

	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	924,902	$12.16
Granted	31,000	$14.18
Exercised	(12,500)	$13.02
Cancelled	(77,907)	$12.49

Options outstanding, end of period	865,495	$12.21

Exercisable, end of period	—

Weighted-average fair value of options granted during the period		$1.10

As of September 30, 2005, we had 865,495 stock options outstanding, with exercise prices ranging from $12.00 to $14.50. The weighted-average remaining contractual life of these options at September 30, 2005 was 9.1 years.

8. Incentive Plan

Our 2004 Incentive Award Plan provides for the grant of incentive awards to employees, directors and consultants. Awards issuable under the 2004 Incentive Award Plan include stock options, restricted stock, dividend equivalents, stock appreciation rights, long-term incentive units, cash performance bonuses and other incentive awards. Only employees are eligible to receive incentive stock options under the 2004 Incentive Award Plan. We have reserved a total of 4,474,102 shares of common stock for issuance pursuant to the 2004 Incentive Award Plan, subject to certain adjustments set forth in the 2004 Incentive Award Plan. As of September 30, 2005, 2,105,546 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the 2004 Incentive Award Plan. Each long-term incentive unit issued under the 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2004 Incentive Award Plan and the individual award limit discussed below.

Long-term incentive units may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. Long-term incentive units, whether vested or not, will receive the same quarterly per unit distributions as common units in the Operating Partnership. In connection with the IPO, an aggregate of 1,490,561 of fully vested long-term incentive units were issued, which are not transferable for a period of three years from the date the IPO was consummated, and compensation expense totaling $17.9 million was recorded at the completion of the IPO. These long-term incentive units achieved parity with common units on February 9, 2005 upon completion of the series A preferred stock offering. Any long-term incentive units granted in the future will not, initially, have full parity with common units with respect to liquidating distributions. Upon the occurrence of specified events, those long-term incentive units may over time achieve full parity with common units in the Operating Partnership for all purposes, and therefore accrete to an economic value for participants equivalent to our common stock on a one-for-one basis. If such parity is reached, vested long-term incentive units may be converted into an equal number of common units of the Operating Partnership at any time, and thereafter enjoy all the rights of common units of the Operating Partnership.

See note 12 for a summary of awards granted subsequent to September 30, 2005.

9. Derivative Instruments

We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation.

Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Our objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Through September 30, 2005, we used such derivatives to hedge the variable cash flows associated with floating rate debt.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transactions affect earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. For derivatives designated as net investment hedges, changes in the fair value of the derivative are reported in other comprehensive income (outside of earnings) as part of the cumulative translation adjustment. As of September 30, 2005, no derivatives were designated as fair value hedges. Additionally, we do not use derivatives for trading or speculative purposes.

In November 2004 and May 2005, we entered into interest rate swaps to hedge variability in cash flows related to certain of our mortgage loans. The fair value of such derivatives was $2.9 million and ($27,000) at September 30, 2005 and December 31, 2004. For the nine months ended September 30, 2005, the change in net unrealized gains for derivatives designated as cash flow hedges was $3.0 million, and is separately disclosed in the statement of comprehensive income, as reduced by the amount allocated to minority interests.

The table below summarizes the terms of these interest rate swaps and their fair values as of September 30, 2005 (in thousands):

Current Notional Amount	Strike Rate	Effective Date	Expiration Date	Fair Value
$45,315	3.178%	Nov. 26, 2004	Jul. 1, 2006	$369
43,000	3.250%	Nov. 26, 2004	Sep. 15, 2006	448
21,240	3.754%	Nov. 26, 2004	Jan. 1, 2009	453
20,000	3.824%	Nov. 26, 2004	Apr. 1, 2009	445
8,775	3.331%	Nov. 26, 2004	Dec. 1, 2006	108
100,000	4.025%	May 26, 2005	Jun. 15, 2008	1,115

$238,330				$2,938

We also have LIBOR interest rate caps as required by the lenders that are not designated as hedges. The fair values of the caps were immaterial as of September 30, 2005 and December 31, 2004.

In 2003, one of the Predecessor’s subsidiaries entered into a foreign currency forward sale contract of approximately £7.9 million, with a delivery date of January 24, 2005, to hedge the equity investment in Camperdown House, located in London, England. On January 24, 2005, we settled our obligations under this arrangement for a payment of approximately $2.5 million and entered into a new forward contract of the same notional amount expiring in January 2006. On February 4, 2005, GI Partners reimbursed us for $1.9 million of the $2.5 million settlement since it was determined that the negative value associated with the forward contract that we assumed was not otherwise factored into the determination of the number of common units that were granted to GI Partners in exchange for our interests in Camperdown House.

The forward contracts had been designated as net investment hedges and the contracts had values of $0.7 million and ($2.8) million on September 30, 2005 and December 31, 2004, respectively. The change in value of the derivative was recorded in other comprehensive income (loss) as a part of the cumulative translation adjustments. The $1.9 million received from GI Partners was recorded as other comprehensive income during the nine months ended September 30, 2005, when GI Partners agreed to pay such amount. The cumulative translation adjustment amounts included in other comprehensive income (loss) related to the net investment hedge will be reclassified to earnings when the hedged investment is sold or liquidated.

10. Asset Management and Other Fees to Related Parties

Asset management fees incurred by GI Partners totaling approximately $0.8 million and $2.4 million for the three and nine months ended September 30, 2004, respectively have been allocated to the Predecessor. Such fees were paid to an affiliate of GI Partners. Although neither we nor the Operating Partnership are or will be parties to the agreement requiring the payment of the asset management fees, an allocation of such fees has been included in the accompanying condensed combined financial statements of the Predecessor since such fee is essentially the Predecessor’s historical general and administrative expense as the Predecessor did not directly incur personnel costs, home office space rent or other general and administrative expenses that are incurred directly by us and the Operating Partnership subsequent to the completion of the IPO. These types of expenses were historically incurred by the asset manager and were passed through to GI Partners via the asset management fee.

As of September 30, 2005, GI Partners had $1.2 million of letters of credit outstanding that secure obligations relating to two of our properties, Carrier Center and Stanford Place II. These letters of credit were initially issued in lieu of making deposits required by a local utility and in lieu of establishing a restricted cash account on behalf of a lender. We are in the process of causing these letters of credit to be transferred to us. We are currently reimbursing GI Partners for the costs of maintaining the letters of credit, which payments are less than $5,000 per quarter.

Additionally, we and the Predecessor paid additional compensation, not encompassed in the management fee, to affiliates of CB Richard Ellis Investors for real estate services. Fees incurred were $0.3 million and $0.4 million for the three months ended September 30, 2005 and 2004, respectively and $0.8 million and $1.1 million for the nine months ended September 30, 2005 and 2004, respectively.

In April 2005, we entered into two agreements with Linc Facility Services, LLC, or LFS primarily for personnel providing for operations and maintenance repairs of the mechanical, electrical, plumbing and general building service systems of five of our properties. LFS belongs to The Linc Group, which GI Partners has owned since late 2003. Our consolidated statement of operations includes expenses of approximately $0.3 million and $0.5 million for these services for the three and nine months ended September 30, 2005 and we owed LFS approximately $9,000 at September 30, 2005.

11. Commitments and Contingencies

The seller of Lakeside Technology Center can earn an additional $20.0 million by obtaining a change in the real estate tax classification prior to December 31, 2006. We have also agreed with the seller to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 260,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013. Our purchase price for the Charlotte Internet Gateway properties may increase by $1.3 million if specified leasing activity occurs before December 31, 2005. As part of the acquisition of the Amsterdam property, we entered into an agreement with the seller, whereby, for twelve months from the execution of the purchase and sale agreement, our purchase price may increase dependant upon future leasing activity as a result of actions by the seller. The amount of the potential commitment is not currently quantifiable as it is based on a 10% cap rate on the incremental operating income from qualifying new leases that are closed or binding during the participation period. We have recorded no liability for these contingent liabilities on our balance sheet at September 30, 2005.

12. Subsequent Events

On November 10, 2005 we prepaid the balance of the mortgage on our Carrier Center property. No prepayment fees were incurred as a result of this prepayment.

On November 9, 2005, we prepaid the balance of the mezzanine loan on our Ardenwood Corporate Park, NTT/Verio Premier Data Center and VarTec Building, properties. No prepayment fees were incurred as a result of this prepayment.

On November 8, 2005, we declared a dividend on our series A preferred stock of $0.53125 per share for the period from October 1, 2005 through December 31, 2005, payable on December 30, 2005 to holders of record on December 15, 2005. The dividend is equivalent to an annual rate of $2.125 per share of series A preferred stock. Additionally, we declared a dividend on our series B preferred stock of $0.49219 per share for the period from October 1, 2005 through December 31, 2005, payable on December 30, 2005 to holders of record on December 15, 2005. The dividend is equivalent to an annual rate of $1.96875 per share of series B preferred stock. On November 8, 2005, we also declared a dividend on our common stock, and the Operating Partnership declared distributions on common units and long-term incentive units of $0.265 per share for the period from October 31, 2005 to December 31, 2005, payable on January 13, 2006 to holders of record on December 30, 2005. The dividend and distribution is equivalent to an annual rate of $1.06 per common share and common unit.

On October 31, 2005, our operating partnership entered into an amendment of its existing unsecured revolving credit facility to raise the commitments thereunder to $350.0 million (with the option to further increase the unsecured revolving credit facility to $500 million subject to receipt of lender commitments and satisfaction of other conditions), reduce the applicable margin on advances by 12.5 basis points and extend the maturity by one year. Borrowings under the amended unsecured revolving credit facility currently bear interest at a rate based on LIBOR plus a margin ranging from 1.250% to 1.625%, depending on our operating partnership’s overall leverage, which margin was 1.625% as of October 31, 2005. The amended unsecured revolving credit facility matures in October 2008, subject to a one-year extension option. The amended unsecured revolving credit facility has a $150.0 million sub-facility for foreign exchange advances in Euros and British Sterling. We intend to use available borrowings under the amended unsecured revolving credit facility to, among other things, finance the acquisition of future properties (including, potentially, IBM Technology Park), to fund tenant improvements and capital expenditures, and to provide for working capital and other corporate purposes.

On October 28, 2005 we signed an agreement to acquire two buildings located in Austin, Texas for approximately $13.5 million.

On October 25, 2005 we entered into an agreement to purchase the IBM Technology Park, a property located near Mainz, Germany for approximately 77.1 million Euros (approximately $91.2 million based on the exchange rate on October 25, 2005). The seller may be entitled to additional consideration based on future leasing activity.

On October 25, 2005 we entered into an agreement to purchase a data center in Geneva, Switzerland for approximately 10.1 million Euros (approximately $11.9 million based on the exchange rate on November 9, 2005).

On October 7, 2005 we signed an agreement to acquire a property located in Piscataway, New Jersey for approximately $17.2 million.

On October 4, 2005 we purchased a property in Waltham, Massachusetts for approximately $14.3 million.

On October 4, 2005 we refinanced the mortgage related to our 200 Paul property which resulted in a new loan for $81.0 million at an interest rate of 5.74% which expires in October 3, 2015. Also in October 2005, we sold the interest rate swap related to this loan for approximately $0.4 million.

On October 27, 2005, we granted to each of our named executive officers of an award of Class C Profits Interest Units (Class C Units) of the Operating Partnership under our 2004 Incentive Award Plan. If the performance condition and the other vesting conditions are satisfied with respect to a Class C Unit, as described below, the Class C Unit will be treated in the same manner as the existing long-term incentive units issued by the Operating Partnership.

The Class C Units subject to each award will vest based on the achievement of a 10% or greater compound annual total shareholder return, as defined, for the period from the grant date through earlier of September 30, 2008 and the date of a change of control of our Company (the Performance Condition) combined with the executive’s continued service with our company or the Operating Partnership through September 30, 2010.

The aggregate amount of the performance award pool will be equal to 7% of the excess shareholder value, as defined, created during the applicable performance period, but in no event will the amount of the pool exceed the lesser of $40,000,000 or the value of 2.5% of the total number of shares of our common stock and limited partnership units of the Operating Partnership at the end of the performance period.

Except in the event of a change in control of our company, 60% of the Class C Units that satisfy the performance condition will vest at the end of the three year performance period and an additional 1/60th of such Class C Units will vest on the date of each monthly anniversary thereafter, provided that the executive’s service has not terminated prior to the applicable vesting date.

To the extent that any Class C Units fail to satisfy the Performance Condition, such Class C Units will automatically be cancelled and forfeited by the executive. In addition, any Class C Units which are not eligible for pro rata vesting in the event of a termination of the executive’s employment due to death or disability or without cause (or for good reason, if applicable) will automatically be cancelled and forfeited upon a termination of the executive’s employment.

In the event that the value of the executive’s allocated portion of the award pool that satisfies the performance condition equates to a number of Class C Units that is greater than the number of Class C Units awarded to the executive, we will make an additional payment to the executive in the form of a number of shares of our restricted stock equal to the difference subject to the same vesting requirements as the Class C Units.

We also intend to grant similar performance awards to certain other executives who are not named executive officers. In addition, a portion of the award pool may remain unallocated and available for grants to other future senior executives or to the then current grantees (including the named executive officers) if the Compensation Committee determines that the award pool percentage allocated to one or more of such executives should be increased.

On October 26, 2005, our operating partnership amended and restated its agreement of limited partnership in order to create the Class C Units. The Class C Units awarded and award pool percentages with respect to the awards made October 27, 2005 to our named Executive Officers are as follows:

Named Executive Officer	Number of Class C Units	Award Pool Percentage
Richard A. Magnuson	333,333 Units	25.00%
Michael F. Foust	250,000 Units	18.75%
A. William Stein	166,667 Units	12.50%
Scott E. Peterson	166,667 Units	12.50%

The fair value of these awards of approximately $4.0 million will be recognized as compensation expense over the expected service period of five years. If the Performance Condition is not met, the amount of unamortized expense will be recognized at that time.

On September 30, 2005 we signed an agreement to acquire a property, 251 Exchange Place located in Herndon, Virginia for approximately $12,850,000. We had not acquired this property at September 30, 2005.

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

Overview

The Company. We completed our initial public offering, or IPO, of common stock on November 3, 2004. We elected to qualify as a REIT for federal income tax purposes beginning with our initial taxable year ended December 31, 2004. The Company was formed on March 9, 2004. During the period from our formation until we commenced operations in connection with the completion of our IPO, we did not have any corporate activity other than the issuance of shares of common stock in connection with the initial capitalization of the Company. Because we believe that a discussion of the results of the Company prior to the completion of our IPO would not be meaningful, we have set forth below a discussion of historical combined operations for the Company and the Predecessor and as such, any reference to “our,” “we” and “us” in this Item 2 includes the Company and the Predecessor. The Predecessor is comprised of the real estate activities and holdings of GI Partners related to the properties in our portfolio. The Predecessor’s combined historical financial information includes:

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

Since the acquisition of our first property in 2002 and through September 30, 2005, we have acquired an aggregate of 38 technology-related real estate properties with 7.9 million net rentable square feet, excluding space held for redevelopment. From January 1, 2005 through September 30, 2005, we acquired 14 technology-related properties, with approximately 2.5 million net rentable square feet. We have developed detailed, standardized procedures for evaluating acquisitions to ensure that they meet our financial and other criteria. We expect to continue to acquire additional assets as a key part of our growth strategy. We intend to aggressively manage and lease our assets to increase their cash flow.

We may acquire properties subject to existing mortgage financing and other indebtedness or to new indebtedness, which may be incurred in connection with acquiring or refinancing these investments. Debt service on such indebtedness will have a priority over any dividends with respect to our common stock and our preferred stock. We intend to limit our indebtedness to 60% of our total market capitalization and, based on the closing price of our common stock on September 30, 2005 of $18.00, our ratio of debt to total market capitalization was approximately 36% as of September 30, 2005. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio) and the liquidation value of our preferred stock, excluding options issued under our incentive award plan, plus the aggregate value of the common and long-term incentive units not held by us, plus the book value of our total consolidated indebtedness. Total market capitalization as of September 30, 2005 includes 6,670,000 shares of preferred stock with a $25.00 liquidation preference, 27,304,691 shares of our common stock and 31,521,431 common units and long-term incentive units.

Revenue Base. As of September 30, 2005, we owned 38 properties through our operating partnership. These properties are located throughout the U.S., with one property located in London, England and another property located in Amsterdam, Netherlands, and contain a total of approximately 7.9 million net rentable square feet. We acquired our first portfolio property in January 2002, an additional 4 properties through December 31, 2002, 8 properties during the year ended December 31, 2003, 11 properties during the year ended December 31, 2004 and 14 properties during the nine months ended September 30, 2005. Excluding space held for redevelopment, of approximately 732,000 square feet as of September 30, 2005, the properties in our portfolio were approximately 93.2% leased at an average annualized rent per leased square foot of $20.43. Since our tenants generally fund capital improvements, our lease terms are generally longer than standard commercial leases. At September 30, 2005, our average lease term was 12.6 years, with an average of 7.5 years remaining. Our lease expirations through 2008 are only 8.7% of net rentable square feet and 8.4% of aggregate annualized rent as of September 30, 2005.

Operating expense. Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs, and rental expenses on our ground leases. For the Predecessor, a significant portion of the general and administrative type expenses were reflected in the asset management fees that were paid to GI Partners’ related-party asset manager. The asset management fees were based on a fixed percentage of capital commitments made by the investors in GI Partners, a portion of which have been allocated to the Predecessor. Since the consummation of our initial public offering, we have internalized our asset management and accounting functions and are now incurring our general and administrative expenses directly. In addition, as a public company, we are incurring significant legal, accounting and other expenses related to corporate governance, Securities and Exchange Commission reporting and compliance with the various provisions of the Sarbanes-Oxley Act of 2002. In addition, we rely on third-party property managers for most of our properties. As of September 30, 2005, 23 of our properties were managed by affiliates of CB Richard Ellis, an affiliate of GI Partners with the remaining properties managed by third party property managers.

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

Factors Which May Influence Future Results of Operations

Rental income. The amount of net rental income generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding space held for redevelopment, as of September 30, 2005, the occupancy rate in the properties in our portfolio was approximately 93.2% of our net rentable square feet. The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 7.9 million square feet of net rentable square feet at September 30, 2005 is approximately 260,000 net rentable square feet of space with extensive data center improvements that is currently, or will shortly be, available for lease and we had leased approximately 118,000 square feet of this space at September 30, 2005. Rather than leasing all of this space to large single tenants, we are subdividing some of it for multi-tenant turn-key datacenter use, with tenants averaging between 100 and 5,000 square feet of net rentable space. Multi-tenant turn-key datacentering is a cost-effective solution for tenants who cannot afford or do not require their own extensive infrastructure and security. Because we can provide such features, we are able to lease space to these tenants at a significant premium over other uses. Negative trends in one or more of these factors could adversely affect our rental income in future periods. Future economic downturns or regional downturns affecting our submarkets or downturns in the technology industry that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental income will also partially depend on our ability to acquire additional technology-related real estate that meets our investment criteria. One of our tenants, VarTec Telecom, Inc. filed for Chapter 11 bankruptcy protection on November 1, 2004. VarTec Telecom, Inc. occupies approximately 135,000 rentable square feet at VarTec Building in Carrolton, Texas, 13,700 rentable square feet at our Lakeside Technology Center in Chicago, Illinois and 8,600 rentable square feet at our Univision Tower property in Dallas, Texas. The US Bankruptcy Count approved the sale of VarTec to Comtel in July 2005 and approval from the Federal Communication Commission is pending. On August 3, 2004, prior to our acquisition of 200 Paul Avenue, Universal Access Inc., a tenant which occupied approximately 11,700 square feet filed for Chapter 11 bankruptcy protection. UK-based Vanco plc acquired Universal Access in May 2005 and a new lease was executed with Vanco in August 2005. Both tenants are current on their rental obligations.

Scheduled lease expirations. Our ability to re-lease expiring space will impact our results of operations. In addition to approximately 0.5 million square feet of available space in our portfolio as of September 30, 2005, leases representing approximately 0.5% and 2.6% of the square footage of our portfolio are scheduled to expire during the three months ending December 31, 2005 and the year ending December 31, 2006, respectively. The leases scheduled to expire in the periods ending December 31, 2005 and 2006 represent approximately 0.4% and 2.1%, respectively, of our total annualized base rent. We are actively pursuing opportunities to release this expiring space.

Conditions in significant markets. As of September 30, 2005, our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of total annualized rent
Boston	6.5%
Chicago	15.2%
Dallas	13.4%
Los Angeles	8.1%
New York	4.6%
Philadelphia	4.8%
San Francisco	8.1%
Silicon Valley	24.8%
Other	14.5%

100.0%

Positive or negative condition changes in our significant markets will impact our overall performance. The Dallas and Silicon Valley metropolitan real estate markets were adversely affected by the downturn in the technology industry, and continue to stabilize as the technology industry and broader economy rebound.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated and combined financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed financial statements and the reported amount of revenues and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our consolidated and combined financial statements included in Item 1 of this report and in Item 8 of our annual report on Form 10-K for the year ended December 31, 2004. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of this report.

Investments in Real Estate

Acquisition of real estate. The price that we pay to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing and above or below market ground leases. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to us. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. Our allocation methodology is summarized in Note 2 to our consolidated and combined condensed financial statements included in our annual report on Form 10-K for the year ended December 31, 2004. These allocation assessments have a direct impact on our results of operations. For example, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the buildings as opposed to tenant leases, this amount would be recognized as an expense over a much longer period of time. This potential effect occurs because the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to above or below market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in our combined statements of operations.

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

Asset impairment valuation. We review the carrying value of our properties when circumstances, such as adverse market conditions, indicate potential impairment may exist. We base our review on an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset may have been impaired, our strategy of holding properties over the long-term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

If the asset’s undiscounted cash flow for the holding period is less than its net carrying value, we estimate the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, and is similar to the income approach that is commonly utilized by appraisers.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the three and nine months ended September 30, 2005 and 2004.

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of such growth, a period-to-period comparison of our financial performance focuses primarily on the impact on our revenues and expenses resulting from the new property additions to our portfolio. The following table identifies each of the properties in our portfolio acquired through September 30, 2005.

Acquired Properties	Metropolitan Area	Acquisition date	Redevelopment Space	Net Rentable Square Feet excluding redevelopment space	Square Feet including redevelopment	Occupancy Rate (1)
						Sept 30, 2005
Year Ended December 31, 2002
36 Northeast Second Street	Miami	Jan. 2002	—	162,140	162,140	81.2%
Univision Tower	Dallas	Jan. 2002	19,890	457,217	477,107	80.9
Camperdown House	London, UK	July 2002	—	63,233	63,233	100.0
Hudson Corporate Center	New York	Nov. 2002	—	311,950	311,950	87.4
NTT/Verio Premier Data Center	Silicon Valley	Dec. 2002	—	130,752	130,752	100.0

Subtotal			19,890	1,125,292	1,145,182

Year Ended December 31, 2003
Ardenwood Corporate Park	Silicon Valley	Jan. 2003	—	307,657	307,657	100.0
VarTec Building	Dallas	Jan. 2003	—	135,250	135,250	100.0
ASM Lithography Training Facility	Phoenix	May. 2003	—	113,405	113,405	100.0
AT&T Web Hosting Facility	Atlanta	June 2003	123,891	126,300	250,191	100.0
Brea Data Center	Los Angeles	Aug. 2003	—	68,807	68,807	100.0
Granite Tower	Dallas	Sept. 2003	—	240,065	240,065	94.3
Maxtor Manufacturing Facility	Silicon Valley	Sept. 2003	—	183,050	183,050	100.0
Stanford Place II	Denver	Oct. 2003	—	366,184	366,184	89.8

Subtotal			123,891	1,540,718	1,664,609

Year Ended December 31, 2004
100 Technology Center Drive	Boston	Feb. 2004	—	197,000	197,000	100.0
Siemens Building	Dallas	April 2004	—	125,538	125,538	100.0
Carrier Center	Los Angeles	May 2004	59,319	430,759	490,078	83.0
Savvis Data Center 1	Silicon Valley	May 2004	—	300,000	300,000	100.0
Comverse Technology Building	Boston	June 2004	—	386,956	386,956	100.0
Webb at LBJ	Dallas	Aug. 2004	—	365,648	365,648	90.5
AboveNet Data Center	Silicon Valley	Sept. 2004	—	187,334	187,334	98.5
eBay Data Center	Sacramento	Oct. 2004	—	62,957	62,957	100.0
200 Paul Avenue	San Francisco	Nov. 2004	37,630	494,608	532,238	93.8
1100 Space Park Drive	Silicon Valley	Nov. 2004	85,542	82,409	167,951	94.9
Burbank Data Center	Los Angeles	Dec. 2004	—	82,911	82,911	100.0

Subtotal			182,491	2,716,120	2,898,611

Nine Months Ended September 30, 2005
833 Chestnut Street	Philadelphia	Mar. 2005	118,440	536,318	654,758	91.3
MAPP Building	Minneapolis/ St. Paul	Mar. 2005	—	88,134	88,134	100.0
Lakeside Technology Center	Chicago	May 2005	263,208	870,183	1,133,391	92.2
Ameriquest	Denver	June 2005	—	82,229	82,229	100.0
Savvis Data Center 2	Silicon Valley	June 2005	—	167,932	167,932	100.0
Savvis Data Center 3	Los Angeles	June 2005	—	113,606	113,606	100.0
Savvis Data Center 4	Silicon Valley	June 2005	—	103,940	103,940	100.0
Savvis Data Center 5	Silicon Valley	June 2005	—	90,139	90,139	100.0
Savvis Office Building	Silicon Valley	June 2005	—	84,383	84,383	100.0
Charlotte 1	Charlotte	Aug. 2005	—	40,879	40,879	100.0
Charlotte 2	Charlotte	Aug. 2005	10,501	18,717	29,218	100.0
Charlotte 3	Charlotte	Aug. 2005	13,242	12,151	25,393	85.8
Amsterdam Data Center	Amsterdam, Netherlands	Aug. 2005	—	112,472	112,472	62.0
Printers’ Square	Chicago	Sept. 2005	—	161,547	161,547	84.1

Subtotal			405,391	2,482,630	2,888,021

Total			731,663	7,864,760	8,596,423

(1)	The occupancy percentage presented in the above table excludes space available for redevelopment.

Comparison of the Three Months Ended September 30, 2005 to the Three Months Ended September 30, 2004

As of September 30, 2005, our portfolio consisted of 38 properties with an aggregate of 7.9 million net rentable square feet compared to a portfolio consisting of 20 properties with an aggregate of 4.7 million net rentable square feet as of September 30, 2004. The increase in our portfolio reflects the acquisition of 18 properties with an aggregate of approximately 3.2 million net rentable square feet during the twelve months ended September 30, 2005.

Total revenues increased $27.3 million, or 93.2%, to $56.6 million for the three months ended September 30, 2005 compared to $29.3 million for the three months ended September 30, 2004. Rental revenue increased $20.4 million, or 82.6%, to $45.1 million for the three months ended September 30, 2005 compared to $24.7 million for the three months ended September 30, 2004. Revenues from tenant reimbursements increased $6.3 million, or 134.0%, to $11.0 million for the three months ended September 30, 2005 compared to $4.7 million for the three months ended September 30, 2004. The increase in rental and tenant reimbursements revenue was primarily due to the 18 properties added to our portfolio during the twelve months ended September 30, 2005 along with a full three months of revenue earned in 2005 for our 2 acquisitions made during the three months ended September 30, 2004.

Total expenses increased $24.5 million, or 94.2%, to $50.5 million for the three months ended September 30, 2005 compared to $26.0 million for the three months ended September 30, 2004. The increase in total expenses was primarily due to the 18 properties added to our portfolio during the twelve months ended September 30, 2005 along with a full three months of expenses incurred in 2005 for our 2 acquisitions made during the three months ended September 30, 2004, resulting in increases in rental property operating and maintenance expense, property taxes, insurance, interest expense, depreciation and amortization expense and general and administrative expense. The increase in total expenses was also due to expenses incurred in connection with being a public company after the completion of our IPO in November 2004.

Rental property operating and maintenance expense increased $7.1 million, or 134.0%, to $12.4 million for the three months ended September 30, 2005 compared to $5.3 million for the three months ended September 30, 2004. The increase is primarily due to the 18 properties added to our portfolio during the twelve months ended September 30, 2005 along with a full three months of expenses incurred in 2005 attributed to our 2 acquisitions made during the three months ended September 30, 2004. Rental property operating and maintenance expenses included $0.6 million and $0.8 million for the three months ended September 30, 2005 and 2004, respectively, paid to affiliates of CB Richard Ellis Investors and The Linc Group for property management and other fees.

Property taxes increased $3.8 million, or 158.3%, to $6.2 million for the three months ended September 30, 2005 compared to $2.4 million for the three months ended September 30, 2004. The increase is primarily due to the 18 properties added to our portfolio during the twelve months ended September 30, 2005 along with a full three months of expense incurred in 2005 attributed to our 2 acquisitions made during the three months ended September 30, 2004.

Insurance increased $0.2 million, or 33.3%, to $0.8 million for the three months ended September 30, 2005 compared to $0.6 million for the three months ended September 30, 2004. The increase is primarily due to the 18 properties added to our portfolio during the twelve months ended September 30, 2005 along with a full three months of expense incurred in 2005 attributed to our 2 acquisitions made during the three months ended September 30, 2004.

Interest expense increased $2.8 million, or 35.4%, to $10.7 million for the three months ended September 30, 2005 compared to $7.9 million for the three months ended September 30, 2004. The increase was associated with new debt incurred primarily in connection with the properties added to our portfolio. The increase in interest expense related to property acquisitions was partially offset by a reduction in interest expense related to loans repaid or refinanced in connection with the completion of our IPO.

Depreciation and amortization expense increased $8.4 million, or 97.7%, to $17.0 million for the three months ended September 30, 2005 compared to $8.6 million for the three months ended September 30, 2004. The increase is primarily due to the 18 properties added to our portfolio during the twelve months ended September 30, 2005 along with a full three months of depreciation and amortization in 2005 attributed to our 2 acquisitions made during the three months ended September 30, 2004.

General and administrative expense increased $3.2 million to $3.3 million for the three months ended September 30, 2005 compared to $0.1 million for the three months ended September 30, 2004. Prior to the completion of our IPO, general and administrative expenses were incurred by the Predecessor’s related party asset manager and the Predecessor incurred an asset management fee of $0.8 million, which is included separately in our combined statement of operations for the three months ended September 30, 2004. As a public company, we are incurring significant legal, accounting and other costs related to corporate governance, Securities and Exchange Commission reporting and other public company overhead. We also incurred increased general and administrative expenses as a result of the increase in size of our property portfolio.

The monthly asset management fees to a related party were based on a fixed percentage of capital commitments by the investors in GI Partners, a portion of which was allocated to the Predecessor. Effective as of the completion of our IPO, no such fees are allocated to us.

Comparison of the Nine Months Ended September 30, 2005 to the Nine Months Ended September 30, 2004

As of September 30, 2005, our portfolio consisted of 38 properties with an aggregate of 7.9 million net rentable square feet compared to a portfolio consisting of 20 properties with an aggregate of 4.7 million net rentable square feet as of September 30, 2004. The increase in our portfolio reflects the acquisition of 18 properties with an aggregate of approximately 3.2 million net rentable square feet during the twelve months ended September 30, 2005.

Total revenues increased $75.0 million, or 105.8%, to $145.9 million for the nine months ended September 30, 2005 compared to $70.9 million for the nine months ended September 30, 2004. This increase was mainly due to the acquisition of 18 properties during the 12 months ended September 30, 2005 along with a full nine months of revenue for the 7 properties added to our portfolio during the nine months ended September 30, 2004. Rental revenue increased $56.3 million, or 95.3%, to $115.4 million for the nine months ended September 30, 2005 compared to $59.1 million for the nine months ended September 30, 2004. Revenues from tenant reimbursements increased $15.6 million, or 154.5%, to $25.7 million for the nine months ended September 30, 2005 compared to $10.1 million for the nine months ended September 30, 2004. The increase in rental and tenant reimbursements revenue was primarily due to the 18 properties added to our portfolio during the twelve months ended September 30, 2005 along with a full nine months of revenue earned in 2005 attributed to our 7 acquisitions made during the nine months ended September 30, 2004.

The increase in other revenue of $3.1 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily due to lease termination revenue related to an early termination of a tenant lease at Carrier Center during the nine months ended September 30, 2005 offset by non-recurring early lease termination revenue for other properties during the nine months ended September 30, 2004.

Total expenses increased $66.4 million, or 108.9%, to $127.4 million for the nine months ended September 30, 2005 compared to $61.0 million for the nine months ended September 30, 2004. The increase in total expenses was primarily due to 18 properties added to our portfolio during the twelve months ended September 30, 2005 along with a full nine months of expenses incurred in 2005 for our 7 acquisitions made during the nine months ended September 30, 2004, resulting in increases in rental property operating and maintenance expense, property taxes, insurance, interest expense, depreciation and amortization expense and general and administrative expense. The increase in total expenses was also due to expenses incurred in connection with being a public company after the completion of our IPO in November 2004.

Rental property operating and maintenance expense increased $17.6 million, or 151.7%, to $29.2 million for the nine months ended September 30, 2005 compared to $11.6 million for the three months ended September 30, 2004. The increase is primarily due to the 18 properties added to our portfolio during the twelve months ended September 30, 2005 along with a full nine months of expenses incurred in 2005 attributed to our 7 acquisitions made during the nine months ended September 30, 2004. Rental property operating and maintenance expenses included $1.3 million and $2.4 million for the nine months ended September 30, 2005 and 2004, respectively, paid to affiliates of CB Richard Ellis Investors and The Linc Group for property management and other fees.

Interest expense increased $12.3 million, or 77.8%, to $28.1 million for the nine months ended September 30, 2005 compared to $15.8 million for the nine months ended September 30, 2004. The increase was associated with new debt incurred primarily in connection with the properties added to our portfolio. The increase in interest related to property acquisitions was partially offset by a reduction in interest related to loans repaid or refinanced in connection with the completion of our IPO.

Depreciation and amortization expense increased $22.6 million, or 108.7% , to $43.4 million for the nine months ended September 30, 2005 compared to $20.8 million for the nine months ended September 30, 2004. The increase is primarily due to the 18 properties added to our portfolio during the twelve months ended September 30, 2005 along with a full nine months of depreciation and amortization in 2005 attributed to our 7 acquisitions made during the nine months ended September 30, 2004.

General and administrative expense increased $8.0 million to $8.2 million for the nine months ended September 30, 2005 compared to $0.2 million for the nine months ended September 30, 2004. Prior to the completion of our IPO, general and administrative expenses were incurred by the Predecessor’s related party asset manager and the Predecessor incurred an asset management fee of $2.4 million, which is included separately in our combined statement of operations. As a public company, we are incurring significant legal, accounting and other costs related to corporate governance, Securities and Exchange Commission reporting and other public company overhead. We also incurred increased general and administrative expenses as a result of the increase in size of our property portfolio.

Other expenses are primarily comprised of write-offs of the carrying amounts for deferred rent, tenant improvements, acquired in place lease value and acquired above and below market lease values as a result of the early termination of tenant leases. Other expenses decreased

$1.1 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, because the carrying value of the tenant related assets written off as a result of early lease terminations was lower for the leases terminated during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

For the nine months ended September 30, 2004, the monthly asset management fees to a related party were based on a fixed percentage of capital commitments by the investors in GI Partners, a portion of which was allocated to the Predecessor. Effective as of the completion of our IPO, no such fees are allocated to us.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

As of September 30, 2005, we had $7.1 million of cash and cash equivalents, excluding $29.0 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements and leasing reserves.

Our short term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments on our series A and series B preferred stock, which were issued on February 9, 2005 and July 26, 2005, respectively, dividend payments to our stockholders and distributions to our unitholders in the operating partnership required to maintain our REIT status, capital expenditures, debt service on our loans and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, restricted cash accounts established for certain future payments and by drawing upon our unsecured credit facility.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of September 30, 2005, we had commitments under leases in effect for $13.8 million of tenant improvement costs and leasing commissions, including approximately $11.2 million for the remainder of 2005 and approximately $2.6 million in 2006. We also expect to incur costs of recurring capital improvements for our properties. As of September 30, 2005 we have identified from our existing properties approximately 732,000 square feet of shell condition space as redevelopment space. The three most significant redevelopment space properties are: Lakeside Technology Center, which we acquired in May 2005, containing approximately 263,000 square feet of additional vacant space in shell condition; AT&T Web Hosting facility which the Predecessor acquired in June 2003 containing approximately 124,000 square feet of vacant shell condition space; and 833 Chestnut Street, which we acquired in March 2005, containing approximately 118,000 square feet of vacant space in shell condition. Depending on demand in these buildings, we may incur significant tenant improvement costs to build out these spaces.

As of September 30, 2005, we owned approximately 260,000 net rentable square feet of data center space with extensive installed tenant improvements that we may subdivide for multi-tenant turn-key datacenter use during the next two years rather than lease such space to large single tenants. We had leased approximately 118,000 square feet of this space at September 30, 2005. We estimate that the cost to convert this space will be approximately $10 to $20 per square foot, on average. We may also spend additional amounts in the next two years related to the build-out of unimproved space for turn-key datacenter use, depending on tenant demand; however, we currently have no commitments to do so. The cost to build out such unimproved space will vary based on the size and condition of the space.

As of September 30, 2005 our operating partnership has a $210.0 million unsecured revolving credit facility. Borrowings under the facility currently bear interest at a rate based on LIBOR plus a premium ranging from 1.375% to 1.750%, depending on our operating partnership’s overall leverage, which premium was 1.625% as of September 30, 2005. The facility matures in November 2007, subject to a one-year extension option. On October 31, 2005, our operating partnership entered into an amendment of its existing unsecured revolving credit facility to raise the commitments thereunder to $350.0 million (with the option to further increase the unsecured revolving credit facility to $500 million subject to receipt of lender commitments and satisfaction of other conditions), reduce the applicable margin on advances by 12.5 basis points and extend the maturity by one year. Borrowings under the amended unsecured revolving credit facility currently bear interest at a rate based on LIBOR plus margin ranging from 1.250% to 1.625%, depending on our operating partnership’s overall leverage, which margin was 1.625% as of October 31, 2005. The amended unsecured revolving credit facility matures in October 2008, subject to a one-year extension option. The amended unsecured revolving credit facility has a $150.0 million sub-facility for foreign exchange advances in Euros and British Sterling. We intend to use available borrowings under the amended unsecured revolving credit facility to, among other things, finance the acquisition of future properties (including, potentially, IBM Technology Park), to fund tenant improvements and capital expenditures, and to provide for working capital and other corporate purposes.

On November 10, 2005 we prepaid the balance of the mortgage on our Carrier Center property. No prepayment fees were incurred as a result of this prepayment.

On November 9, 2005, we prepaid the balance of the mezzanine loan on our Ardenwood Corporate Park, NTT/Verio Premier Data Center and VarTec Building, properties. No prepayment fees were incurred as a result of this prepayment.

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

On July 26, 2005, we completed the offering of approximately 5.9 million shares of common stock for total net proceeds, after underwriting discounts and estimated expenses, of $98.1 million, including the proceeds from the exercise of the underwriters’ over-allotment option. Concurrently, we completed the offering of approximately 2.5 million shares of 7.875% Series B Cumulative Redeemable Preferred Stock (liquidation preference of $25.00 per share) for total net proceeds, after underwriting discounts and estimated expenses, of $60.5 million, including the proceeds from the exercise of the underwriters’ over-allotment option. We used the net proceeds from the concurrent offerings to reduce borrowings under our unsecured credit facility, to acquire properties and for general corporate purposes.

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

In May 2005, we completed the acquisition of Lakeside Technology Center in Chicago, Illinois, for a purchase price of approximately $141.6 million. To finance this purchase we borrowed $100.0 million in the form of a mortgage on the property and also borrowed $35.0 million under our unsecured credit facility. We are obligated to pay the seller a contingent fee of up to $20.0 million in the event a new real estate tax classification for the property is obtained prior to December 31, 2006. We have also agreed with the seller to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 263,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013.

In June 2005, we completed the acquisition of the Ameriquest Data Center located in Englewood, Colorado (Denver metropolitan area) from GI Partners. The purchase price of approximately $16.5 million was determined through negotiations between us and GI Partners and was less than the value determined by an independent third party appraiser retained in connection with the acquisition. We funded the purchase price with borrowings under the credit facility.

In June 2005, we completed the acquisition of Savvis Data Centers 2 through 5 and Savvis Office Building for a combined purchase price of approximately $92.5 million, which we borrowed under our unsecured credit facility.

On August 11, 2005 we executed a purchase and sale agreement and simultaneously acquired a data center in Amsterdam, Netherlands for approximately 14.0 million Euros or approximately $17.3 million based on the exchange rate in effect on August 11, 2005, excluding closing costs and reimbursable taxes. This property is subject to an operating ground lease of approximately $3,000 per month expiring in April 2054. In connection with this purchase we paid value added tax of approximately 2.7 million Euros or approximately $3.2 million based on the exchange rate in effect on August 11, 2005. We expect to recover this amount in the final quarter of 2005 and have included $3.2 million in other assets in the condensed consolidated balance sheet at September 30, 2005.

On August 30, 2005 we acquired three properties comprising the Charlotte Internet Gateway located in Charlotte, North Carolina for approximately $17.2 million.

On September 30, 2005 we acquired Printers’ Square, located in Chicago, Illinois for approximately $39.0 million.

On September 30, 2005 we signed an agreement to acquire a property, 251 Exchange Place located in Herndon, Virginia for approximately $12,850,000.

On October 4, 2005 we purchased a property in Waltham, Massachusetts for approximately $14.3 million.

On October 7, 2005 we signed an agreement to acquire a property located in Piscataway, New Jersey for approximately $17.2 million.

On October 25, 2005 we entered into an agreement to purchase the IBM Technology Park, a property located near Mainz, Germany for approximately 77.1 million Euros (approximately $91.2 million based on the exchange rate on October 25, 2005). The seller may be entitled to additional consideration based on future leasing activity.

On October 25, 2005 we entered into an agreement to purchase a data center in Geneva, Switzerland for approximately 10.1 million Euros (approximately $11.9 million based on the exchange rate on November 10, 2005).

On October 28, 2005 we signed an agreement to acquire two buildings located in Austin, Texas for approximately $13.5 million.

Our purchase price for the Charlotte Internet Gateway properties may increase by $1.3 million if specified leasing activity occurs before December 31, 2005. As part of the acquisition of the Amsterdam property, we entered into an agreement with the seller, whereby, for twelve months from the execution of the purchase and sale agreement, our purchase price may increase dependant upon future leasing activity as a result of actions by the seller. The amount of the potential commitment is not currently quantifiable as it is based on a 10% cap rate on the incremental operating income from qualifying new leases that are closed or binding during the participation period. We have no liability for these contingent liabilities on our balance sheet at September 30, 2005.

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

Distributions

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to continue to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred stockholders, common stockholders and unit holders from cash flow from operating activities. All such distributions are at the discretion of our board of directors. We may be required to use borrowings under the credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our status as a REIT.

In 2005, we have declared the following dividends:

Date dividend and distribution declared	Share class	Dividend and distribution amount	Period covered	Dividend and distribution payable date	Annual equivalent rate of dividend and distribution	Dividend and distribution amount (in thousands)
August 9, 2005	Series A Preferred Stock	$0.53125	July 1, 2005 to September 30, 2005	September 30, 2005 to shareholders on record on September 15, 2005.	$2.125	$2,199
August 9, 2005	Series B Preferred Stock	$0.35547	July 26, 2005 to September 30, 2005	September 30, 2005 to shareholders on record on September 15, 2005.	$1.969	900
August 9, 2005	Common stock and operating partnership common units and long term incentive units.	$0.24375	July 1, 2005 to September 30, 2005	September 30, 2005 to shareholders on record on September 15, 2005.	$0.975	14,338
May 16, 2005	Series A Preferred Stock	$0.53125	April 1, 2005 to June 30, 2005	June 30, 2005 to shareholders on record on June 15, 2005.	$2.125	2,199
May 16, 2005	Common stock and operating partnership common units and long term incentive units.	$0.24375	April 1, 2005 to June 30, 2005	June 30, 2005 to shareholders on record on June 15, 2005.	$0.975	12,905
February 14, 2005	Series A Preferred Stock	$0.30694	February 9, 2005 to March 31, 2005	March 31, 2005 to shareholders on record on March 15, 2005.	$2.125	1,271
February 14, 2005	Common stock and operating partnership common units and long term incentive units.	$0.24375	January 1, 2005 to March 31, 2005	March 31, 2005 to shareholders on record on March 15, 2005.	$0.975	12,905

Total 2005 dividends and distributions paid through September 30, 2005:

Series A Preferred Stock		$1.36944				5,669
Series B Preferred Stock		$0.35547				900
Common stock and operating partnership common units and long term incentive units.		$0.73125				40,148

						$46,717

Distributions to common and long-term incentive unitholders are recorded as a reduction to minority interests in operating partnership. Earnings and profits, which determine the taxability of distributions to stockholders, will differ from income reported for financial reporting purposes, generally due to the differences for federal income tax purposes in the treatment of loss on extinguishment of debt, revenue recognition, compensation expense and depreciation expense because of the basis of depreciable assets and estimated useful lives used to compute depreciation.

On November 8, 2005, we declared a dividend on our series A preferred stock of $0.53125 per share for the period from October 1, 2005 through December 31, 2005, payable on December 30, 2005 to holders of record on December 15, 2005. The dividend is equivalent to an annual rate of $2.125 per share of series A preferred stock. Additionally, we declared a dividend on our series B preferred stock of $0.49219 per share for the period from October 1, 2005 through December 31, 2005, payable on December 30, 2005 to holders of record on December 15, 2005. The dividend is equivalent to an annual rate of $1.96875 per share of series B preferred stock. On November 8, 2005, we also declared a dividend on our common stock, and the Operating Partnership declared distributions on common units and long-term incentive units of $0.265 per share, for the period from October 1, 2005 to December 31, 2005 payable on January 13, 2006 to holders of record on December 30, 2005. The dividend and distribution is equivalent to an annual rate of $1.06 per common share and common unit.

Commitments and Contingencies

The following table summarizes our contractual obligations as of September 30, 2005, including the maturities and scheduled principal on our secured debt and unsecured credit facility debt, and provides information about the commitments due in connection with our ground lease, tenant improvement and leasing commissions (in thousands):

Obligation	Total	Remainder	2006-2007	2008-2009	Thereafter
Long-term debt principal payments (1)	$684,656	$2,196	$278,907	$244,958	$158,595
Interest payable (2)	166,022	10,276	68,930	34,244	52,572
Ground leases (3)	12,577	70	563	563	11,381
Operating lease	2,521	89	716	758	958
Tenant improvements and leasing commissions	13,805	11,196	2,609	—	—

	$879,581	$23,827	$351,725	$280,523	$223,506

(1)	Includes $103.8 million of borrowings under our unsecured credit facility, which was due to mature in November 2007 and excludes $2.3 million of loan premium. On October 31, 2005 we extended the maturity date of our unsecured credit facility from November 2007 to October 2008. In November 2005, we prepaid approximately $47.6 million representing the balances on our Carrier Center property and the mezzanine loan on our Ardenwood Corporate Park, NTT/Verio Premier Data Center and VarTac Building properties. The Carrier Center and the Ardenwood Corporate Park, NTT/Verio Premier Data Center and VarTac Building debt were due to expire in August 2006 and November 2007, respectively.

(2)	Interest payable is based on the interest rate in effect on September 30, 2005 including the effect of interest rate swaps. Interest payable excluding the effect of interest rate swaps is as follows (in thousands):

Remainder of 2005	$10,346
2006-2007	69,057
2008-2009	34,296
Thereafter	52,572

$166,271

(3)	This is comprised of ground lease payments on our ASM Lithography Training Facility and our Amsterdam Data Center. After February 2036, rent for the remaining term of the ASM Lithography Facility ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information.

We are party to interest rate swap agreements with KeyBank National Association and Bank of America for approximately $238.3 million of our variable rate debt that was outstanding as of September 30, 2005. Under these swaps, we receive variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt, at September 30, 2005 (in millions):

Fixed rate	$277.3
Variable rate—hedged by interest rate swaps	238.3
Total fixed rate	515.6
Variable rate—unhedged	169.1

Total	684.7
Percent of Total Debt:
Fixed rate (including swapped debt)	75.3%
Variable rate	24.7%

Total	100.0%
Effective Interest Rate at September 30, 2005
Fixed rate (including swapped debt)	5.84%
Variable rate—unhedged	6.43%
Effective interest rate	5.99%

The variable rate debt shown above bears interest at rates based on 1-month and 3-month LIBOR rates, depending on the agreement governing the debt. The debt secured by our properties at September 30, 2005 had a weighted- average term to initial maturity of approximately 4.3 years (approximately 5.2 years assuming exercise of extension options).

Unsecured Credit Facility. As of September 30, 2005 our operating partnership has $210.0 million unsecured revolving credit facility. Borrowings under the facility currently bear interest at a rate based on LIBOR plus a premium ranging from 1.375% to 1.750%, depending on our operating partnership’s overall leverage, which premium was 1.625% as of September 30, 2005. The facility matures in November 2007, subject to a one-year extension option. On October 31, 2005, our operating partnership entered into an amendment of its existing unsecured revolving credit facility to raise the commitments thereunder to $350.0 million (with the option to further increase the unsecured revolving credit facility to $500 million subject to receipt of lender commitments and satisfaction of other conditions), reduce the applicable margin on advances by 12.5 basis points and extend the maturity by one year. Borrowings under the amended unsecured revolving credit facility currently bear interest at a rate based on LIBOR plus margin ranging from 1.250% to 1.625%, depending on our operating partnership’s overall leverage, which margin was 1.625% as of October 31, 2005. The amended unsecured revolving credit facility matures in October 2008, subject to a one-year extension option. The amended unsecured revolving credit facility has a $150.0 million sub-facility for foreign exchange advances in Euros and British Sterling.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of interest rate cap agreements in connection with certain of our indebtedness, a currency fluctuation hedge arrangement in connection with our ownership of the Camperdown House property in London, England and interest rate swap agreements with KeyBank National Association and Bank of America related to $238.3 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

As of September 30, 2005, GI Partners had $1.2 million of letters of credit outstanding that secure obligations relating to two of our properties, Carrier Center and Stanford Place II. These letters of credit were initially issued in lieu of making deposits required by a local utility and in lieu of establishing a restricted cash account on behalf of a lender. We are in the process of causing these letters of credit to be transferred to us. We are currently reimbursing GI Partners for the costs of maintaining the letters of credit, which payments are less than $5,000 per quarter. We currently have no other off-balance sheet arrangements.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated and combined statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004

Cash and cash equivalents were $7.1 million and $2.6 million at September 30, 2005 and 2004, respectively.

Net cash provided by operating activities increased $32.7 million to $64.3 million for the nine months ended September 30, 2005 compared to $31.6 million for the nine months ended September 30, 2004. The increase was primarily due to revenues from the properties added to our portfolio and an increase in accounts payable and other liabilities and security deposits and prepaid rent which was partially offset by the increased interest expense incurred on the debt related to the acquired properties and an increase in deferred leasing costs.

Net cash used in investing activities increased $87.1 million to $408.8 million for the nine months ended September 30, 2005 compared to $321.7 million for the nine months ended September 30, 2004. The increase was primarily the result of the acquisition of 14 properties during the nine months ended September 30, 2005, which required a larger investment than the 7 properties acquired during the nine months ended September 30, 2004.

Net cash provided by financing activities increased $59.4 million to $347.0 million, for the nine months ended September 30, 2005 compared to $287.6 million for the nine months ended September 30, 2004. The increase was primarily due to net proceeds from the sale of series A and B preferred stock and common stock during the nine months ended September 30, 2005, offset by a decrease in net borrowings during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, and offset by dividends and distributions paid during the nine months ended September 30, 2005 compared to net contributions received from the owner of the Predecessor during the nine months ended September 30, 2004.

Shelf registration

Minority interests relate to the interests in the Operating Partnership that are not owned by us, which, at September 30, 2005, amounted to 53.6% of the Operating Partnership Common Units. In conjunction with the our formation, GI Partners received common units, in exchange for contributing ownership interests in the Predecessor’s properties to the Operating Partnership. Also in connection with acquiring real estate interests owned by third parties, the Operating Partnership issued common units to those sellers. Limited partners who acquired common units in the formation transactions have the right, commencing on or after January 3, 2006, to require the Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to registration rights agreements we entered into with GI Partners and the other third party contributors, we are required to file a shelf registration statement covering the issuance of the shares of our common stock issuable upon redemption of the common units, and the resale of those shares of common stock by the holders. We anticipate that we will make the initial filing of this registration statement in November 2005.

Recent accounting pronouncements not yet adopted

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies guidance provided in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The term asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 will be effective as of the end of the first fiscal year ending after December 15, 2005. We are currently considering the impact of the adoption of FIN 47.

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

Effective November 2004 and May 2005, we entered into interest rate swap agreements with KeyBank National Association and Bank of America to hedge variability in cash flows related to certain of our variable rate debt. The table below summarizes the terms of these interest rate swaps and their fair values as of September 30, 2005 (in thousands):

Current Notional Amount	Strike Rate	Effective Date	Expiration Date	Fair Value
$45,315	3.178%	Nov. 26, 2004	Jul. 1, 2006	$369
43,000	3.250	Nov. 26, 2004	Sep. 15, 2006	448
21,240	3.754	Nov. 26, 2004	Jan. 1, 2009	453
20,000	3.824	Nov. 26, 2004	Apr. 1, 2009	445
8,775	3.331	Nov. 26, 2004	Dec. 1, 2006	108
100,000	4.025	May 26, 2005	Jun. 15, 2008	1,115

$238,330				$2,938

If the underlying base interest rates were to increase by 10%, or approximately 44 basis points, the fair value of our interest rate swaps would increase by approximately $1.9 million. If interest rates were to decrease by 10%, or approximately 44 basis points, the fair value of our interest rate swaps would decrease by approximately $1.9 million.

If interest rates were to increase by 10%, or approximately 44 basis points, the increase in interest expense on the unhedged variable rate debt would decrease future earnings and cash flows by approximately $0.7 million annually. If fixed interest rates were to increase by 10%, the fair value of our $277.2 million principal amount of outstanding fixed rate debt would decrease by approximately $6.0 million. If interest rates were to decrease by 10%, or approximately 44 basis points, the decrease in interest expense on the unhedged variable rate debt would be approximately $0.7 million annually. If interest rates were to decrease by 10%, the fair value of our $277.2 million principal amount of outstanding fixed rate debt would increase by approximately $6.1 million.

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

As of September 30, 2005, our total outstanding debt was approximately $686.9 million, which consisted of $558.8 million of principal outstanding for mortgage loans and $2.3 million for the debt premium on two of our mortgage loans, $103.8 million of notes payable under our line of credit and $22.0 million of other secured loans. Approximately $407.4 million of our total outstanding debt was variable rate debt and after considering that $238.3 million of such debt is hedged with interest rate swaps, our variable rate debt comprises 24.7% of our total outstanding debt. As of September 30, 2005, the fair value of our outstanding fixed-rate debt approximated $288.0 million compared to the carrying value of $279.5 million, comprised of $277.2 of principal and $2.3 million of debt premium.

We are also party to a foreign currency hedging contract with a notional value of approximately £7.9 million, which we use to convert the balance of our investment in the Camperdown House property into U.S. dollars. The fair value of this forward contract was $0.7 million as of September 30, 2005 using the currency exchange rate in effect as of that date. If the exchange rate of United States Dollars to Great Britain Pounds were to increase by 10%, the fair value of our forward contract would decrease by $1.4 million to ($0.7) million. If the exchange rate of United States Dollars to Great Britain Pounds were to decrease by 10%, the fair value of our forward contract would increase by $1.3 million to $2.0 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 – Legal Proceedings.

None.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3 – Defaults Upon Senior Securities.

None.

ITEM 4 – Submission of Matters to a Vote of Security Holders.

None.

ITEM 5 – Other Information.

(a)	None.

(b)	None.

ITEM 6 – Exhibits

3.1 (1)	Articles Supplementary of Digital Realty Trust, Inc. filed July 25, 2005.

3.2 (2)	Articles of Amendment and Restatement of Digital Realty Trust, Inc.

3.3 (2)	Amended and Restated Bylaws of Digital Realty Trust, Inc.

10.1 (3)	Amendment No. 2 to the Credit Agreement, dated as of October 31, 2005, among Digital Realty Trust, L.P., Citicorp North America, Inc., as administrative agent, the financial institutions named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, Bank of America, N.A., KeyBank National Association and Royal Bank of Canada, as co-documentation agents, and Citigroup Global Markets Inc. and Merrill Lynch, as the arrangers.

10.2 (4)	Fourth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

10.3	Purchase Contract, dated as of October 19, 2005, by and among Digital Realty Trust Germany 1 GmbH, LBC-Digital Realty Trust Germany 1 GmbH & Co. KG, Euroareal Holding Projekt Mainz Hechtsheimerstrasse GmbH and Euroareal Mainz Produktionsgebäude Hechtsheimer Straße GmbH (English translation).

10.4 (5)	Form of Class C Profits Interest Units Agreement

10.5 (5)	Loan Agreement, dated as of October 4, 2005, by and between 200 Paul, LLC as borrower and Countrywide Commercial Real Estate Finance, Inc.

10.7 (1)	Third Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the Commission on July 29, 2005.

(2)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the commission on December 13, 2004.

(3)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the Commission on November 2, 2005.

(4)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the Commission on November 1, 2005.

(5)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the Commission on October 5, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

November 10, 2005	/s/ MICHAEL F. FOUST
Michael F. Foust
Chief Executive Officer

November 10, 2005	/s/ A. WILLIAM STEIN
A. William Stein
Chief Financial Officer and Chief Investment Officer (principal financial officer)

November 10, 2005	/s/ EDWARD F. SHAM
Edward F. Sham
Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Articles Supplementary of Digital Realty Trust, Inc. filed July 25, 2005.

3.2 (2)	Articles of Amendment and Restatement of Digital Realty Trust, Inc.

3.3 (2)	Amended and Restated Bylaws of Digital Realty Trust, Inc.

10.1 (3)	Amendment No. 2 to the Credit Agreement, dated as of October 31, 2005, among Digital Realty Trust, L.P., Citicorp North America, Inc., as administrative agent, the financial institutions named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, Bank of America, N.A., KeyBank National Association and Royal Bank of Canada, as co-documentation agents, and Citigroup Global Markets Inc. and Merrill Lynch, as the arrangers.

10.2 (4)	Fourth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

10.3	Purchase Contract, dated as of October 19, 2005, by and among Digital Realty Trust Germany 1 GmbH, LBC-Digital Realty Trust Germany 1 GmbH & Co. KG, Euroareal Holding Projekt Mainz Hechtsheimerstrasse GmbH and Euroareal Mainz Produktionsgebäude Hechtsheimer Straße GmbH (English translation).

10.4 (5)	Form of Class C Profits Interest Units Agreement

10.5 (5)	Loan Agreement, dated as of October 4, 2005, by and between 200 Paul, LLC as borrower and Countrywide Commercial Real Estate Finance, Inc.

10.7 (1)	Third Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the Commission on July 29, 2005.

(2)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the commission on December 13, 2004.

(3)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the Commission on November 2, 2005.

(4)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the Commission on November 1, 2005.

(5)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the Commission on October 5, 2005.