Form 10-K
period 2005-12-31
Digital Realty Trust, Inc.
filed 2006-03-16
CIK 1297996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to                     .

Commission file number 001-32336

DIGITAL REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-0081711
(State or other jurisdiction of Incorporation or organization)	(IRS employer identification number)

560 Mission Street, Suite 2900 San Francisco, CA	94105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (415) 738-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	New York Stock Exchange
Series A cumulative redeemable preferred stock, $0.01 par value	New York Stock Exchange
Series B cumulative redeemable preferred stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large-accelerated filer  ☐                 Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $372.3 million based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 3, 2006
Common Stock, $.01 par value per share	27,363,408

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement with respect to its 2006 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

DIGITAL REALTY TRUST, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2005

PART 1

ITEM 1.	BUSINESS

General

As used herein, the terms “we,” “our,” “us,” “the company” and “our company” refer to Digital Realty Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Digital Realty Trust, L.P., a Maryland limited partnership of which we are the sole general partner and which we refer to as our operating partnership. We target high-quality, strategically located properties containing applications and operations critical to the day-to-day operations of technology industry tenants and corporate data center users, including the information technology, or IT, departments of Fortune 1000 and financial services companies. Our tenant base is diversified and reflects a broad spectrum of regional, national and international tenants that are leaders in their respective areas. We operate as a real estate investment trust, or REIT, for federal income tax purposes.

Through our operating partnership, at December 31, 2005 we owned 43 properties. Our properties are primarily located throughout the U.S. with three properties in Europe. Our properties contain a total of approximately 8.1 million net rentable square feet, excluding approximately 1.1 million square feet held for redevelopment. Our operations and acquisition activities are focused on a limited number of markets where technology industry tenants and corporate data center users are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York, Philadelphia, San Francisco and Silicon Valley metropolitan areas. As of December 31, 2005, our portfolio, excluding space held for redevelopment, was approximately 93.9% leased at an average annualized rent per leased square foot of $20.51. The types of properties within our focus include:

•	Internet gateways, which serve as hubs for Internet and data communications within and between major metropolitan areas;

•	Data centers, which provide secure, continuously available environments for the storage and processing of critical electronic information. Data centers are used for disaster recovery purposes, transaction processing and to house the IT operations of companies;

•	Technology manufacturing properties, which contain highly specialized manufacturing environments for such purposes as disk drive manufacturing, semiconductor manufacturing and specialty pharmaceutical manufacturing; and

•	Regional or national offices of technology companies that are located in our target markets.

Most of our properties have extensive tenant improvements that have been installed at our tenants’ expense. Unlike traditional office and flex/research and development space, the location of and improvements to our facilities are generally essential to our tenants’ businesses, which we believe results in high occupancy levels, long lease terms and low tenant turnover. The tenant-installed improvements in our facilities are readily adaptable for use by similar tenants. We also have approximately 1.1 million square feet available for redevelopment at December 31, 2005.

Our portfolio includes 21 properties contributed to us by Global Innovation Partners, LLC, or GI Partners, in connection with our initial public offering in November 2004. GI Partners is a private equity fund that was formed to pursue investment opportunities that intersect the real estate and technology industries. GI Partners was formed in February 2001 after a competitive six-month selection process conducted by the California Public Employees’ Retirement System, or CalPERS, the largest U.S. pension fund.

Our principal executive offices are located at 560 Mission Street, Suite 2900, San Francisco, California 94105. Our telephone number at that location is (415) 738-6500. Our website is located at www.digitalrealtytrust.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this annual report on Form 10-K or any other report or document we file with or furnish to the United States Securities and Exchange Commission.

In the final quarter of 2005 we renamed our properties based on the address of each building. This table shows the names of buildings at December 31, 2005 and the names of those buildings in previous filings.

Former name used in prior filings	New name
100 Technology Center Drive	100 Technology Center Drive
1100 Space Park Drive	1100 Space Park Drive
200 Paul Avenue	200 Paul Avenue 1-4
36 Northeast Second Street	36 NE 2nd Street
833 Chestnut Street	833 Chestnut Street
AboveNet Data Center	150 South First Street
Ameriquest	8534 Concord Center Drive
Amsterdam Data Center	Paul van Vlissingenstraat 16
Ardenwood Corporate Park	34551 Ardenwood Boulevard 1-4
ASM Lithography Training Facility	2010 East Centennial Circle
AT&T Web Hosting Facility	375 Riverside Parkway
Brea Data Center	3300 East Birch Street
Burbank Data Center	3015 Winona Avenue
Camperdown House	6 Braham Street
Carrier Center	600 West Seventh Street
Charlotte 1	731 East Trade Street
Charlotte 2	113 North Myers
Charlotte 3	125 North Myers
Comverse Technology Building	100 & 200 Quannapowitt Parkway
eBay Data Center	3065 Gold Camp Drive
Granite Tower	4055 Valley View Lane
Hudson Corporate Center	300 Boulevard East
Lakeside Technology Center	350 East Cermak Road
MAPP Building	1125 Energy Park Drive
Maxtor Manufacturing Facility	47700 Kato Road & 1055 Page Avenue
NTT/Verio Premier Data Center	2334 Lundy Place
Printers’ Square	600-780 S. Federal
Savvis Data Center 1	2045 & 2055 LaFayette Street
Savvis Data Center 2	2401 Walsh Street
Savvis Data Center 3	200 North Nash Street
Savvis Data Center 4	2403 Walsh Street
Savvis Data Center 5	4700 Old Ironsides Drive
Savvis Office Building	4650 Old Ironsides Drive
Siemens Building	4849 Alpha Road
Stanford Place II	7979 East Tufts Avenue
Univision Tower	2323 Bryan Street
VarTec Building	2440 Marsh Lane
Webb at LBJ	11830 Webb Chapel Road

Recent Developments

On December 22, 2005 we acquired 3 Corporate Place, a property located in the New York metropolitan area for approximately $14.7 million.

On December 8, 2005 we acquired 7500 & 7520 Metro Center Drive, a property located in Austin, Texas for approximately $13.5 million.

On November 29, 2005 we acquired 251 Exchange Place, a property located in Northern Virginia for approximately $12.9 million.

On November 10, 2005 we prepaid the outstanding balance of $25.6 million on our 600 West Seventh Street property mortgage. No prepayment fees were incurred as a result of this prepayment.

On November 9, 2005, we prepaid the outstanding balance of $22.0 million for the mezzanine loan on our 34551 Ardenwood Boulevard 1-4, 2334 Lundy Place and 2440 Marsh Lane properties. No prepayment fees were incurred as a result of this prepayment.

On November 1, 2005 we purchased Chemin de l’Epinglier 2, a data center in Geneva, Switzerland for approximately €10.1 million (approximately $12.2 million based on the exchange rate on November 1, 2005).

On October 4, 2005 we purchased 115 Second Avenue, a property in the Boston metropolitan area for approximately $14.3 million.

On October 4, 2005 we refinanced the mortgage related to our 200 Paul Avenue 1-4 property which resulted in a new loan for $81.0 million at an interest rate of 5.74% which matures on October 8, 2015. Also in October 2005, we terminated the interest rate swap related to this loan and received cash of approximately $0.4 million.

Subsequent Events

On February 27, 2006, we declared the following distributions per share and the Operating Partnership made an equivalent distribution per unit.

Share class	Series A Preferred Stock	Series B Preferred Stock	Common stock
Dividend and distribution amount	$0.53125	$0.49219	$0.265
Dividend and distribution payable date	March 31, 2006	March 31, 2006	March 31, 2006
Dividend payable to shareholders of record on	March 15, 2006	March 15, 2006	March 15, 2006
Annual equivalent rate of dividend and distribution	$2.125	$1.96875	$1.06

On February 14, 2006 we signed an agreement to acquire a property located in Toronto, Canada for approximately $16.0 million.

On February 14, 2006 we signed an agreement to acquire a property located in Atlanta, Georgia for approximately $25.3 million.

On February 6, 2006 we purchased a property in Dublin, Ireland for €5.2 million ($6.3 million based on the rate of exchange on February 6, 2006) including $0.4 million in Stamp Duty Tax. We also paid an additional $0.8 million in Value Added Tax which we expect to recover in the first quarter of 2006.

On January 6, 2006 we acquired 4025 Midway Road in Carrollton, Texas, a suburb of Dallas for approximately $16.2 million.

Our Competitive Strengths

We believe we distinguish ourselves from other owners, acquirors and managers of technology-related real estate through our competitive strengths, which include:

•	High-Quality Portfolio that is Difficult to Replicate. Our portfolio contains state-of-the-art facilities with extensive tenant improvements. Based on current market rents and the estimated replacement costs of our properties and their improvements, we believe that they could not be replicated today on a cost-competitive basis. Many of the properties in our portfolio are located on major aggregation points formed by the physical presence of multiple major telecommunications service providers, which reduces our tenants’ costs and operational risks and increases the attractiveness of our buildings.

•	Presence in Key Markets. Our portfolio is located in 20 metropolitan areas, including the Boston, Chicago, Dallas, Los Angeles, New York, Philadelphia, San Francisco and Silicon Valley metropolitan areas, and is diversified so that no one market represented more than 25% of the aggregate annualized rent of our portfolio as of December 31, 2005.

•	Long-Term Leases. We have long-term leases with stable cash flows. As of December 31, 2005, our average lease term was in excess of 12.5 years, with an average of 7.3 years remaining, excluding renewal options. Through 2008, leases representing only 8.4% of our net rentable square feet excluding space held for development, or 8.2% of our aggregate annualized rent, are scheduled to expire. Moreover, through 2006, leases representing only 2.9% of our net rentable square feet excluding space held for development are scheduled to expire.

•	Specialized Focus in Dynamic and Growing Industry. We focus solely on technology-related real estate because we believe that the growth of the technology industry, particularly Internet and data communications and corporate data center use, will be superior to that of the overall economy. We believe that our specialized understanding of both real estate and technology gives us a significant competitive advantage over less specialized investors. We use our in-depth knowledge of the technology industry, particularly Internet and data communications and corporate data center use, to identify strategically located properties, market our properties to tenants with specific technology needs, evaluate tenants’ creditworthiness and business models and assess the long-term value of in-place technical improvements.

•	Proven Acquisition Capability. Since 2002, we together with GI Partners, our predecessor have acquired 43 technology-related real estate properties (including 20 properties, which contain over 2.8 million net rentable square feet, excluding 0.8 million square feet held for redevelopment, since our initial public offering in November 2004), for an aggregate of 8.1 million net rentable square feet, excluding approximately 1.1 million square feet held for redevelopment. Our broad network of contacts within a highly fragmented universe of sellers and brokers of technology-related real estate enables us to capitalize on acquisition opportunities. We have developed detailed, standardized procedures for evaluating acquisitions to ensure that they meet our financial, technical and other criteria, which allows us to evaluate investment opportunities efficiently and, as appropriate, commit and close quickly. We acquired more than half of our properties before they were broadly marketed by real estate brokers.

•	Experienced and Committed Management Team. Our senior management team, including our Executive Chairman, has an average of over 22 years of experience in the technology or real estate industries, including experience as investors in, advisors to and founders of technology companies. We believe that our senior management team’s extensive knowledge of both the real estate and the technology industries provides us with a key competitive advantage. At December 31, 2005, our senior management team collectively owned a common equity interest in our company of approximately 2.7%, which aligns management’s interests with those of our stockholders.

•	Proven ability to sign new leases. We have considerable experience in identifying and leasing to new tenants. The combination of our specialized data center leasing team, external resources and customer referrals provided a robust funnel of new tenants in 2005. During the year ended December 31, 2005 we leased approximately 108,000 square feet to new tenants which resulted in annualized rent on a straight line basis of $5.7 million.

Business and Growth Strategies

Our primary business objectives are to maximize sustainable long-term growth in earnings, funds from operations and cash flow per share and to maximize returns to our stockholders. Our business strategies to achieve these objectives are:

•	Capitalize on Acquisition Opportunities. We believe that acquisitions enable us to increase cash flow and create long-term stockholder value. Our relationships with corporate information technology groups, technology tenants and real estate brokers who are dedicated to serving these tenants provide us with ongoing access to potential acquisitions and often enable us to avoid competitive bidding. Furthermore, the specialized nature of technology-related real estate makes it more difficult for traditional real estate investors to understand, which fosters reduced competition for acquisitions relative to other property types. We believe this dynamic creates an opportunity for us to obtain better risk-adjusted returns on our capital.

•	Maximize the Cash Flow of our Properties. We aggressively manage and lease our assets to increase their cash flow. We often acquire properties with substantial in-place cash flow and some vacancy, which enables us to create upside through lease-up. Our portfolio, excluding space held for redevelopment, was approximately 93.9% leased as of December 31, 2005, leaving approximately 0.5 million square feet of net rentable space available for lease-up and approximately 1.1 million square feet held for redevelopment. Moreover, many of our properties contain extensive in-place infrastructure or buildout which may result in higher rents when leased to tenants seeking these improvements. We control our costs by negotiating expense pass-through provisions in tenant leases for operating expenses and certain capital expenditures. Leases covering more than 95% of the leased net rentable square feet in our portfolio as of December 31, 2005 required tenants to pay all or a portion of increases in operating expenses, including real estate taxes, insurance, common area charges and other expenses. Since our initial public offering in November 2004, we have executed leases for 181,000 square feet of technical space at an average annualized rent of $55.54 per square foot and 311,000 square feet of nontechnical space at an average annualized rent of $20.04 per square foot, in each case including lease renewals and expansions commencing in 2004 through 2009.

•	Develop and obtain optimal returns on our space held for redevelopment. At December 31, 2005 we had approximately 1.1 million square feet held for redevelopment. We intend to redevelop this space for lease when justified by anticipated returns. The rate of return on our initial capital investment will be subject to many factors and we currently expect to obtain a 10% annual return on our investment.

•	Subdivide Improved Space for Turn-Key Data Center Use. Turn-Key Data Center space is move-in-ready space for the placement of computer and network equipment required to provide a data center environment. We own approximately 264,000 net rentable square feet of space with extensive data center improvements that is currently, or will shortly be, available for lease, or has already been leased. We had leased approximately 123,000 square feet of this space at December 31, 2005. Rather than leasing all of this space to large single tenants, we are subdividing some of it for multi-tenant turn-key data center use, with tenants averaging between 100 and 15,000 square feet of net rentable space. Multi-tenant turn-key data centers are effective solutions for tenants who lack the expertise or capital budget to provide their own extensive data center infrastructure and security. As experts in data center construction and operations, we are able to lease space to these tenants at a significant premium over other uses.

•	Leverage Strong Industry Relationships. We use our strong industry relationships with national and regional corporate enterprise information technology groups and technology-intensive companies to identify and comprehensively respond to their real estate needs. Our leasing and sales professionals are real estate and technology industry specialists who can develop complex facility solutions for the most demanding corporate data center and other technology tenants.

•	Use Capital Efficiently. We intend to occasionally sell our assets held for investment opportunistically. We believe that we can increase stockholder returns by effectively redeploying asset sales proceeds into new investment opportunities. Recently, data centers have been particularly attractive candidates for sale to owner/users, as the cost of acquisition is usually substantially lower than the cost to construct a new facility. We will occasionally seek such opportunities to realize gains from these investment assets and reinvest our capital.

Competition

We compete with numerous regional developers, owners and operators of office and commercial real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire. In addition, developers and operators may compete with us for acquisitions.

Regulation

General

Office properties in our submarkets are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties as of December 31, 2005 has the necessary permits and approvals to operate its business.

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

Employees

As of December 31, 2005 we had 53 employees. None of these employees is represented by a labor union.

We entered into an arrangement with a professional employer organization (PEO) pursuant to which the PEO provides personnel management services to us. The services are provided through a co-employment relationship between us and the PEO, under which all of our employees are treated as employed by both the PEO and us. The services and benefits provided by the PEO included payroll services, workers’ compensation insurance and certain employee benefits plan coverage. Our agreement with the PEO was terminable by either party upon 30 days’ prior written notice. We terminated this agreement on January 1, 2006.

Offices

Our headquarters is located in San Francisco. We have regional offices in Boston, Chicago, Dallas, Los Angeles and New York.

ITEM 1A.	RISK FACTORS

For purposes of this section, the term “stockholders” means the holders of shares of our common stock and of our preferred stock. Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following factors in evaluating our company, our properties and our business. The occurrence of any of the following risks might cause our stockholders to lose all or a part of their investment. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” at the end of Item 1A.

Risks Related to Our Business and Operations

Our properties depend upon the demand for technology-related real estate.

Our portfolio of properties consists primarily of technology-related real estate. A decrease in the demand for or adoption of data center space, Internet gateway facilities or other technology-related real estate could have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base. We are susceptible to adverse developments in the corporate data center, Internet and data communications and broader technology industries (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, costs of complying with government regulations or increased regulation and other factors) and the technology-related real estate market (such as oversupply of or reduced demand for space). In addition, the rapid development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy.

We depend on significant tenants, and many of our properties are single-tenant properties or are currently occupied by single tenants.

As of December 31, 2005, the 15 largest tenants in our property portfolio represented approximately 61% of the total annualized rent generated by our properties. Our largest tenants by annualized rent are Savvis Communications and Qwest Communications International. Savvis Communications leased approximately 1.1 million square feet of net rentable space as of December 31, 2005, representing approximately 14.7% of the total annualized rent generated by our properties. Qwest Communications International leased approximately 655,000 square feet of net rentable space as of December 31, 2005, representing approximately 11.2% of the total annualized rent generated by our properties. In addition, 21 of our properties are occupied by single tenants. Our tenants may experience a downturn in their businesses or other factors which may weaken their financial condition and result in their failure to make timely rental payments or their default under their leases. If any tenant defaults or fails to make timely rent payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

The bankruptcy or insolvency of a major tenant may adversely affect the income produced by our properties.

If any tenant becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. At December 31, 2005 one tenant, VarTec Telecom, Inc. (VarTec) was in bankruptcy. As of December 31, 2005, VarTec leased approximately 156,000 square feet of net rentable space across three separate properties and was current on all of its rental obligations. In January 2006 VarTec notified us of its intention to file a motion to reject its lease of approximately 8,600 square feet in our 2323 Bryan Street property. The motion was granted by the bankruptcy court on February 21, 2006 and as such, this lease was rejected effective February 28, 2006. We are currently considering options to pursue appropriate economic relief through the bankruptcy court.

Our revenue and cash available for distribution, including cash available to pay dividends to our preferred stockholders or pay distributions to our common stockholders, could be materially adversely affected if any of our significant tenants were to become bankrupt or insolvent, or suffer a downturn in its business, or fail to renew its lease or renew on terms less favorable to us than its current terms.

Our portfolio of properties depends upon local economic conditions and is geographically concentrated in certain locations.

Our properties are located in the Amsterdam, Atlanta, Austin, Boston, Charlotte, Chicago, Dallas, Denver, Geneva, London, Los Angeles, Miami, Minneapolis/St. Paul, Northern Virginia, New York, Philadelphia, Phoenix, Sacramento, San Francisco and Silicon Valley metropolitan areas. We depend upon the local economic conditions in these markets, including local real estate conditions. Many of these markets experienced downturns within recent years. Our operations may also be affected if too many competing properties are built in any of these markets. If there is a downturn in the economy in any of these markets, our operations and our revenue and cash available for distribution, including cash available to pay dividends to our preferred stockholders or pay distributions to our common stockholders, could be materially adversely affected. We cannot assure you that these markets will grow or will remain favorable to technology-related real estate.

In addition, our portfolio is geographically concentrated in the following metropolitan markets.

Metropolitan Market	Percentage of total annualized rent at December 31, 2005
Silicon Valley	24.3%
Chicago	14.9%
Dallas	13.0%
San Francisco	8.3%
Los Angeles	8.1%

Total	68.6%

Any negative changes in real estate, technology or economic conditions in these markets in particular could negatively impact our performance.

We have owned our properties for a limited time.

We owned 43 properties at December 31, 2005. These properties are primarily located throughout the U.S. and three properties are located in Europe. The properties contain a total of approximately 8.1 million net rentable square feet, excluding 1.1 million square feet held for redevelopment. All the properties have been under our management for less than four years, and we have owned 19 of the properties for less than one year at December 31, 2005. The properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential. We cannot assure you that the operating performance of the properties will not decline under our management.

We have space available for redevelopment that may be difficult to redevelop or successfully lease to tenants.

We have approximately 1.1 million square feet held for redevelopment at December 31, 2005 including two vacant buildings. Successful redevelopment of this space depends on numerous factors including success in engaging contractors, obtaining legal permits and availability of financing. In addition there can be no assurance that once completed we will be able to successfully lease to new or existing tenants. If we are not able to successfully redevelop this space, if redevelopment costs are higher than we currently estimate, or if we are not able to lease space that has been redeveloped, our revenue and operating results could be adversely effected.

We may have difficulty managing our growth.

We have significantly expanded the size of our company. For example, during 2005, we acquired 19 properties, including two properties outside the United States, and our number of employees increased from 23 to 53. The growth in our company may significantly strain our management, operational and financial resources and systems. In addition, as a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the NYSE. The requirements of these rules and regulations have increased our accounting, legal and financial compliance costs and may strain our management and financial, legal and operational resources and systems. An inability to manage our growth effectively or the increased strain on management of our resources and systems could result in deficiencies in our disclosure controls and procedures or our internal control over financial reporting and could adversely affect our results of operations.

We have limited operating history as a REIT and as a public company.

We were formed in March 2004 and have limited operating history as a REIT and as a public company. We cannot assure you that our past experience will be sufficient to successfully operate our company as a REIT or as a public company. Failure to maintain REIT status would have an adverse effect on our cash available for distribution, including cash available to pay dividends to our preferred stockholders or pay distributions to our common stockholders.

Tax protection provisions on certain properties could limit our operating flexibility.

We have agreed with the third-party contributors who contributed the direct and indirect interests in the 200 Paul Avenue 1-4 and 1100 Space Park Drive properties to indemnify them against adverse tax consequences if we were to sell, convey, transfer or otherwise dispose of all or any portion of these interests, in a taxable transaction, in these properties. However, we can sell these properties in a taxable transaction if we pay the contributors cash in the amount of their tax liabilities arising from the transaction and tax payments. The 200 Paul Avenue 1-4 and 1100 Space Park Drive properties represented 10.6% of our portfolio’s annualized rent as of December 31, 2005. These tax protection provisions apply for a period expiring on the earlier of November 3, 2013 and the date on which these contributors (or certain transferees) hold less than 25% of the units issued to them in connection with the contribution of these properties to our operating partnership. Although it may be in our stockholders’ best interest that we sell a property, it may be economically disadvantageous for us to do so because of these obligations. We have also agreed to make up to $20.0 million of debt available for these contributors to guarantee. We agreed to these provisions in order to assist these contributors in preserving their tax position after their contributions.

Potential losses may not be covered by insurance.

We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our portfolio under various insurance policies. We select policy specifications and insured limits which we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses such as loss from riots, war or nuclear reaction. Some of our policies, like those covering losses due to floods, are insured subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. A substantial portion of the properties we own are located in California, an area especially subject to earthquakes. Together, these properties represented approximately 42% of our portfolio’s annualized rent as of December 31, 2005. While we carry earthquake insurance on our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.

In addition, many of our buildings contain extensive and highly valuable technology-related improvements. Under the terms of our leases, tenants generally retain title to such improvements and are obligated to maintain adequate insurance coverage applicable to such improvements and under most circumstances use their insurance proceeds to restore such improvements after a casualty. In the event of a casualty or other loss involving one of our buildings with extensive installed tenant improvements, our tenants may have the right to terminate their leases if we do not rebuild the base building within prescribed times. In such cases, the proceeds from tenants’ insurance will not be available to us to restore the improvements, and our insurance coverage may be insufficient to replicate the technology-related improvements made by such tenants. Furthermore, the terms of our mortgage indebtedness at certain of our properties may require us to pay insurance proceeds over to our lenders under certain circumstances, rather than use the proceeds to repair the property.

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

Our total consolidated indebtedness at December 31, 2005 was approximately $749.1 million, and we may incur significant additional debt to finance future acquisition and development activities. We also have an unsecured revolving credit facility which has a borrowing limit based upon a percentage of the value of our unsecured properties included in the facility’s borrowing base. At December 31, 2005, $56.5 million was available under this facility. In addition, under our contribution agreement with respect to the 200 Paul Avenue 1-4 and 1100 Space Park Drive properties, we have agreed to make available for guarantee up to $20.0 million of indebtedness and may enter into similar agreements in the future.

Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, pay the dividends to our preferred stockholders or pay distributions to our common stockholders necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

If any one of these events were to occur, our financial condition, results of operations, cash flow, cash available for distribution, including cash available to pay dividends to our preferred stockholders or pay distributions to our common stockholders, per share trading price of our common stock or preferred stock, and our ability to satisfy our debt service obligations could be materially adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

We may be unable to identify and complete acquisitions and successfully operate acquired properties.

We continually evaluate the market of available properties and may acquire additional technology-related real estate when opportunities exist. Our ability to acquire properties on favorable terms and successfully operate them may be exposed to the following significant risks:

•	we may be unable to acquire a desired property because of competition from other real estate investors with significant capital, including both publicly traded REITs and institutional investment funds;

•	even if we are able to acquire a desired property, competition from other potential acquirors may significantly increase the purchase price;

•	even if we enter into agreements for the acquisition of technology-related real estate, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction;

•	we may be unable to finance acquisitions on favorable terms or at all;

•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•	we may be unable to integrate new acquisitions quickly and efficiently, particularly acquisitions of portfolios of properties, into our existing operations, and our results of operations and financial condition could be adversely affected;

•	acquired properties may be subject to reassessment, which may result in higher than expected property tax payments;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•	we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If we cannot finance property acquisitions on favorable terms, or operate acquired properties to meet our financial expectations, our financial condition, results of operations, cash flow, cash available for distribution, including cash available to pay dividends to our preferred stockholders or pay distributions to our common stockholders, per share trading price of our common stock or preferred stock, and ability to satisfy our debt service obligations could be materially adversely affected.

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

We compete with numerous regional developers, owners and operators of real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, results of operations, cash flow, cash available for distribution, including cash available to pay dividends to our preferred stockholders or pay distributions to our common stockholders, per share trading price of our common stock or preferred stock, and ability to satisfy our debt service obligations could be materially adversely affected.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire.

As of December 31, 2005, leases representing 2.9% of the square footage of the properties in our portfolio, excluding space held for redevelopment were scheduled to expire in 2006, and an additional 6.1% of the net rentable square footage excluding space held for redevelopment was available to be leased. We cannot assure you that leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases are scheduled to expire, our financial condition, results of operations, cash flow, cash available for distribution, including cash available to pay dividends to our preferred stockholders or pay distributions to our common stockholders, per share trading price of our common stock or preferred stock, and our ability to satisfy our debt service obligations could be materially adversely affected.

In addition at December 31, 2005 we held approximately 1.1 million square feet held for redevelopment. Successful redevelopment of this space depends on numerous factors including success in engaging contractors, obtaining environmental and legal permits and availability of financing. In addition, there can be no assurance that once we have redeveloped a space we will be able to successfully lease to new or existing tenants. If we are not able to successfully redevelop this space, if redevelopment costs are higher than we currently estimate, or if we are not able to lease space that has been redeveloped, our revenue and operating results could be adversely effected.

Our growth depends on external sources of capital which are outside of our control.

In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code of 1986 as amended (the Code) to annually distribute at least 90% of our net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Any additional debt we incur will increase our leverage. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash distributions; and

•	the market price per share of our common stock and preferred stock.

If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

Our unsecured credit facility restricts our ability to engage in some business activities.

Our unsecured credit facility contains negative covenants and other financial and operating covenants that, among other things:

•	restrict our ability to incur additional indebtedness;

•	restrict our ability to make certain investments;

•	restrict our ability to merge with another company;

•	restrict our ability to create, incur or assume liens;

•	restrict our ability to make distributions to our stockholders;

•	require us to maintain financial coverage ratios; and

•	require us to maintain a pool of unencumbered assets approved by the lenders.

These restrictions could cause us to default on our unsecured credit facility or negatively affect our operations and our ability to pay dividends to our preferred stockholders or distributions to our common stockholders.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

We may co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In that event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also lead to impasses, for example, as to whether to sell a property, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our day-to-day business. Consequently, actions by or disputes with partners or co-venturers may subject properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Each of these factors may result in returns on these investments being less than we expect or in losses and our financial and operating results may be adversely effected.

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts of key personnel, particularly Michael Foust, our Chief Executive Officer, A. William Stein, our Chief Financial Officer and Chief Investment Officer, Scott Peterson, our Senior Vice President, Acquisitions and Christopher Crosby, our Senior Vice President, Sales and Technical Services. They are important to our success for many reasons, including that each has a national or regional reputation in our industry and the investment community that attracts investors and business and investment opportunities and assists us in negotiations with investors, lenders, existing and potential tenants and industry personnel. If we lost their services, our business and investment opportunities and our relationships with lenders, existing and prospective tenants and industry personnel could suffer. Many of our other senior executives also have strong technology and real estate industry reputations. As a result, we have greater access to potential acquisitions and leasing and other opportunities, and are better able to negotiate with tenants. The loss of any of these key personnel would result in the loss of these and other benefits and could adversely affect our results of operations.

Failure to hedge effectively against interest rate changes may adversely affect results of operations.

We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Our policy is to use derivatives only to hedge interest rate risks related to our borrowings, not for speculative or trading purposes, and to enter into contracts only with major financial institutions based on their credit ratings and other factors. However, we may choose to change this policy in the future. Including loans currently subject to interest rate swaps, approximately 73% of our total indebtedness as of December 31, 2005 was subject to fixed interest rates. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

Our properties may not be suitable for lease to traditional data center or technology office tenants without significant expenditures or renovations.

Because many of our properties contain extensive tenant improvements installed at our tenants’ expense, they may be better suited for a specific corporate enterprise data center user or technology industry tenant and could require modification in order for us to re-lease vacant space to another corporate enterprise data center user or technology industry tenant. In addition, our redevelopment space will generally require substantial improvement to be suitable for data center use. For the same reason, our properties also may not be suitable for lease to traditional office tenants without significant expenditures or renovations. As a result, we may be required to invest significant amounts or offer significant discounts to tenants in order to lease or re-lease that space, either of which could adversely effect our financial and operating results.

Ownership of properties located outside of the United States subjects us to foreign currency risks which may adversely impact our ability to make distributions.

We owned three properties located outside of the U.S. at December 31, 2005 and have a right of first offer with respect to another property. In addition, we are currently considering, and will in the future consider, additional international acquisitions.

The ownership of properties located outside of the U.S. subjects us to risk from fluctuations in exchange rates between foreign currencies and the U.S. dollar. We expect that our principal foreign currency exposure will be to the British pound and the Euro. Changes in the relation of these currencies to U.S. dollars will affect our revenues and operating margins, may materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution, including cash available to pay dividends to our preferred stockholders or pay distributions to our common stockholders, per share trading price of our common stock or preferred stock, ability to satisfy our debt obligations and ability to qualify as a REIT.

We intend to attempt to mitigate the risk of currency fluctuation by financing our properties in the local currency denominations, although we cannot assure you that we will be able to do so or that this will be effective. We may also engage in direct hedging activities to mitigate the risks of exchange rate fluctuations. If we do engage in foreign currency exchange rate hedging activities, any income recognized with respect to these hedges (as well as any foreign currency gain recognized with respect to changes in exchange rates) may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT.

Acquisition and ownership of foreign properties involve risks greater than those faced by us in the U.S.

Foreign real estate investments generally involve certain risks not generally associated with investments in the United States. Our international acquisitions and operations are subject to a number of risks, including:

•	acquisition risk resulting from our lack of knowledge of local real estate markets, economies and business practices and customs;

•	our limited knowledge of and relationships with sellers and tenants in these markets;

•	due diligence, transaction and structuring costs higher than those we may face in the U.S.;

•	complexity and costs associated with managing international operations;

•	difficulty in hiring qualified management, sales personnel and service providers in a timely fashion;

•	multiple, conflicting and changing legal, regulatory, tax and treaty environments;

•	exposure to increased taxation, confiscation or expropriation;

•	currency transfer restrictions and limitations on our ability to distribute cash earned in foreign jurisdictions to the U.S.;

•	difficulty in enforcing agreements in non-U.S. jurisdictions, including those entered into in connection with our acquisitions or in the event of a default by one or more of our tenants; and

•	political and economic instability in certain geographic regions.

Our inability to overcome these risks could adversely affect our foreign operations and could harm our business and results of operations.

Risks Related to the Real Estate Industry

Our performance and value are subject to risks associated with real estate assets and with the real estate industry.

Our ability to pay dividends to our preferred stockholders or pay distributions to our common stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution, including cash available to pay dividends to our preferred stockholders or pay distributions to our common stockholders, and the value of our properties. These events and conditions include:

•	local oversupply, increased competition or reduction in demand for technology-related space;

•	inability to collect rent from tenants;

•	vacancies or our inability to rent space on favorable terms;

•	inability to finance property development and acquisitions on favorable terms;

•	increased operating costs, including insurance premiums, utilities and real estate taxes;

•	costs of complying with changes in governmental regulations; and

•	the relative illiquidity of real estate investments.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which would materially adversely affect our financial condition, results of operations, cash flow, cash available for distribution, including cash available to pay dividends to our preferred stockholders or pay distributions to our common stockholders, per share trading price of our common stock or preferred stock and ability to satisfy our debt service obligations.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Because real estate investments are relatively illiquid, our ability promptly to sell properties in our portfolio in response to adverse changes in their performance may be limited, which may harm our financial condition. The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in national and local economic and market conditions;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in laws and regulations, fiscal policies and zoning ordinances and costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•	civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes and floods, which may result in uninsured and underinsured losses.

We could incur significant costs related to government regulation and private litigation over environmental matters.

Under various laws relating to the protection of the environment, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances at that property, and may be required to investigate and clean up such contamination at or emanating from that property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Previous owners used some of our properties for industrial and retail purposes, so those properties may contain some level of environmental contamination. The presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability or materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral.

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

Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of the properties in our portfolio. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey and the assessments may fail to reveal all environmental conditions, liabilities or compliance concerns. In addition material environmental conditions, liabilities or compliance concerns may arise after these reviews are completed or may arise in the future. Future laws, ordinances or regulations may impose additional material environmental liability.

We cannot assure you that costs of future environmental compliance will not affect our ability to pay dividends to our preferred stockholders or pay distributions to our common stockholders or that such costs or other remedial measures will not have a material adverse effect on our business, assets or results of operations.

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

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. We have not conducted an audit or investigation of all of our properties to determine our compliance with the ADA. If one or more of the properties in our portfolio does not comply with the ADA, then we would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA and any other similar legislation, our financial condition, results of operations, cash flow, cash available for distribution, including cash available to pay dividends to our preferred stockholders or pay distributions to our common stockholders, per share trading price of our common stock or preferred stock and our ability to satisfy our debt service obligations could be materially adversely affected.

We may incur significant costs complying with other regulations.

The properties in our portfolio are subject to various federal, state and local regulations, such as state and local fire and life safety regulations. If we fail to comply with these various regulations, we may have to pay fines or private damage awards. In addition, we do not know whether existing regulations will change or whether future regulations will require us to make significant unanticipated expenditures that will materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution, including cash available to pay dividends to our preferred stockholders or pay distributions to our common stockholders, per share trading price of our common stock or preferred stock and our ability to satisfy our debt service obligations.

Risks Related to Our Organizational Structure

Conflicts of interest may exist or could arise in the future with holders of units in our operating partnership.

Conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof, on the other. Our directors and officers have duties to our company and our stockholders under Maryland law in connection with their management of our company. At the same time, we, as general partner, have fiduciary duties under Maryland law to our operating partnership and to the limited partners in connection with the management of our operating partnership. Our duties as general partner to our operating partnership and its partners may come into conflict with the duties of our directors and officers to our company and our stockholders. Under Maryland law, a general partner of a Maryland limited partnership owes its limited partners the duties of good faith, fairness and loyalty, unless the partnership agreement provides otherwise. The partnership agreement of our operating partnership provides that for so long as we own a controlling interest in our operating partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners will be resolved in favor of our stockholders.

The provisions of Maryland law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.

We are also subject to the following additional conflicts of interest with holders of units in our operating partnership:

We may pursue less vigorous enforcement of terms of certain agreements because of conflicts of interest with GI Partners and certain of our officers. GI Partners, which owned a 40.2% interest in our operating partnership at December 31, 2005, owns the property on which we have a right of first offer. In addition, GI Partners has entered into a non-competition agreement with us pursuant to which it agreed, among other things, not to compete with us in certain business activities. Richard Magnuson, the Executive Chairman of our board of directors, is also, and will continue to be, the chief executive officer of the advisor to GI Partners. He and certain of our other senior executives have entered into employment agreements with us containing non-competition provisions. None of these right of first offer, employment and non-competition agreements was negotiated at arm’s-length. We may choose not to enforce, or to enforce less vigorously, our rights under these right of first offer, employment and non-competition agreements because of our desire to maintain our ongoing relationship with GI Partners and the other individuals involved.

Tax consequences upon sale or refinancing. Sales of properties and repayment of related indebtedness will affect holders of common units in our operating partnership and our stockholders differently. The parties who contributed the 200 Paul Avenue 1-4 and 1100 Space Park Drive properties to our operating partnership would incur adverse tax consequences upon the sale of these properties and on the repayment of related debt which differ from the tax consequences to us and our stockholders. Consequently, these holders of common units in our operating partnership may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. While we have exclusive authority under the limited partnership agreement of our operating partnership to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, any such decision would require the approval of our board of directors. Certain of our directors and executive officers could exercise their influence in a manner inconsistent with the interests of some, or a majority, of our stockholders, including in a manner which could prevent completion of a sale of a property or the repayment of indebtedness.

Our charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction.

Our charter and the articles supplementary with respect to the preferred stock contain 9.8% ownership limits. Our charter, subject to certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and to limit any person to actual or constructive ownership of no more than 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of our common stock, 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of any series of preferred stock and 9.8% of the value of our outstanding capital stock. Our board of directors, in its sole discretion, may exempt a proposed transferee from the ownership limit. However, our board of directors may not grant an exemption from the ownership limit to any proposed transferee whose direct or indirect ownership of more than 9.8% of the outstanding shares of our common stock, more than of 9.8% of the outstanding shares of any series of preferred stock or more than 9.8% of the value of our outstanding capital stock could jeopardize our status as a REIT. These restrictions on transferability and ownership will not apply if our board of directors determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. The ownership limit may delay, defer or prevent a transaction or a change of control that might be in the best interest of our common or preferred stockholders.

We could increase the number of authorized shares of stock and issue stock without stockholder approval. Our charter authorizes our board of directors, without stockholder approval, to increase the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, to issue authorized but unissued shares of our common stock or preferred stock and, subject to the voting rights of holders of preferred stock, to classify or reclassify any unissued shares of our common stock or preferred stock and to set the preferences, rights and other terms of such classified or reclassified shares. Although our board of directors has no such intention at the present time, it could establish a series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might be in the best interest of our common or preferred stockholders.

Certain provisions of Maryland law could inhibit changes in control. Certain provisions of the MGCL may have the effect of impeding a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could be in the best interests of our common or preferred stockholders, including:

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

The provisions of our charter on removal of directors and the advance notice provisions of the bylaws could delay, defer or prevent a transaction or a change of control of our company that might be in the best interest of our common or preferred stockholders. Likewise, if our company’s board of directors were to opt in to the business combination provisions of the MGCL or the provisions of Title 3, Subtitle 8 of the MGCL, or if the provision in our bylaws opting out of the control share acquisition provisions of the MGCL were rescinded, these provisions of the MGCL could have similar anti-takeover effects. Further, our partnership agreement provides that our company may not engage in any merger, consolidation or other combination with or into another person, sale of all or substantially all of our assets or any reclassification or any recapitalization or change in outstanding shares of our common stock, unless in connection with such transaction we obtain the consent of the holders of at least 35% of our operating partnership’s common and long-term incentive units (including units held by us), and certain other conditions are met.

Our board of directors may change our investment and financing policies without stockholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Our board of directors adopted a policy of limiting our indebtedness to 60% of our total market capitalization. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), excluding options issued under our incentive award plan, plus the aggregate value of the units not held by us, plus the liquidation preference of outstanding preferred stock, plus the book value of our total consolidated indebtedness. However, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged which could result in an increase in our debt service and which could materially adversely affect our cash flow and our ability to make distributions, including cash available to pay dividends to our preferred stockholders or pay distribution to our common stockholders. Higher leverage also increases the risk of default on our obligations.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Maryland law provides that our directors and officers have no liability in their capacities as directors or officers if they perform their duties in good faith, in a manner they reasonably believe to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, our charter authorizes us to obligate our company, and our bylaws require us, to indemnify our directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law and we have entered in indemnification agreements with our officers and directors. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, your ability to recover damages from that director or officer will be limited.

Risks Related to Our Status as a REIT

Failure to qualify as a REIT would have significant adverse consequences to us and the value of our stock.

We have operated and intend to continue operating in a manner that we believe will allow us to qualify as a REIT for federal income tax purposes under the Code. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT. If we lose our REIT status, we will face serious tax consequences that would substantially reduce our cash available for distribution, including cash available to pay dividends to our preferred stockholders or pay distributions to our common stockholders, for each of the years involved because:

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

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Code is greater in the case of a REIT that, like us, holds its assets through a partnership. Our ability to qualify as a REIT may be affected by facts and circumstances that are not entirely within our control. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. In addition, our domestic taxable REIT subsidiary could be subject to Federal and state taxes and our foreign properties and companies are subject to tax in the jurisdictions in which they operate and are located.

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

The ability of our board of directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on the total return to our common or preferred stockholders.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in our markets or the technology industry;

•	our dependence upon significant tenants;

•	our inability to comply with the rules and regulations applicable to public companies or to manage our growth effectively;

•	difficulty acquiring or operating properties in foreign jurisdictions;

•	defaults on or non-renewal of leases by tenants;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	decreased rental rates or increased vacancy rates;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our failure to successfully operate acquired properties and operations;

•	our failure to maintain our status as a REIT;

•	possible adverse changes to tax laws;

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations;

•	changes in foreign currency exchange rates;

•	changes in foreign laws and regulations, including those related to taxation and real estate ownership and operation;

•	changes in real estate and zoning laws and increases in real property tax rates; and

•	inability to successfully develop and lease space held for redevelopment.

While forward-looking statements reflect our good faith beliefs, they are not guaranties of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the sections above.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our Portfolio

As of December 31, 2005, we owned 43 properties through our operating partnership. These properties are primarily located throughout the U.S., with three properties located in Europe, and contain a total of approximately 8.1 million net rentable square feet excluding 1.1 million square feet held for redevelopment. The following table presents an overview of our portfolio of properties, based on information as of December 31, 2005.

Property(1)	Metropolitan Area	Percent Ownership	Year built/renovated	Net Rentable Square Feet Excluding Redevelopment Space(2)	Redevelopment Space(3)	Percent leased(4)	Annualized Rent ($000)(5)	Annualized Rent per Leased Square Foot ($000)(6)
Internet Gateways
350 East Cermak Road	Chicago	100.0%	1912-1929/2000	870,183	263,208	92.2%	$18,640	$23.23
200 Paul Avenue 1-4	San Francisco	100.0	1955/1999 & 2001	494,608	37,630	95.8	12,881	27.18
2323 Bryan Street	Dallas	100.0	1983	457,217	19,890	82.0	8,455	22.55
600 West Seventh Street	Los Angeles	100.0	1922/1999	430,759	59,319	90.8	7,858	20.09
600-780 S. Federal	Chicago	100.0	1912/1982	161,547	—	84.1	4,405	32.42
6 Braham Street(7)	London, England	100.0	1983/1999	63,233	—	100.0	3,816	60.35
1100 Space Park Drive	Silicon Valley	100.0	2001	82,409	85,542	94.9	3,598	46.01
36 NE 2nd Street	Miami	100.0	1927/1999	162,140	—	81.2	3,232	24.55
731 East Trade Street	Charlotte	100.0	1999/2000/2001	40,879	—	100.0	1,007	24.63
113 North Myers	Charlotte	100.0	1999/2000/2001	18,717	10,501	100.0	444	23.72
125 North Myers	Charlotte	100.0	1999/2000/2001	12,151	13,242	85.8	229	21.97

				2,793,843	489,332	90.2	64,565	25.61
Data Centers
833 Chestnut Street	Philadelphia	100.0	1927/1998	535,098	119,660	91.5	7,222	14.75
300 Boulevard East	New York	100.0	1989/2000	311,950	—	87.4	6,867	25.19
2045 & 2055 LaFayette Street	Silicon Valley	100.0	2000	300,000	—	100.0	5,940	19.80
150 South First Street	Silicon Valley	100.0	1987/1999	187,334	—	98.5	4,750	25.74
11830 Webb Chapel Road	Dallas	100.0	1966/2000	365,648	—	93.3	4,689	13.74
2334 Lundy Place	Silicon Valley	100.0	1982-83/2001	130,752	—	100.0	3,932	30.07
2401 Walsh Street	Silicon Valley	100.0	1973/2000	167,932	—	100.0	3,028	18.03
200 North Nash Street	Los Angeles	100.0	1975/1998-99	113,606	—	100.0	2,048	18.03
2403 Walsh Street	Silicon Valley	100.0	1972/1999	103,940	—	100.0	1,874	18.03
Paul van Vlissingenstraat 16(7)(12)	Amsterdam, Netherlands	100.0	1988/2000	112,472	—	62.0	1,658	23.78
4700 Old Ironsides Drive	Silicon Valley	100.0	1977/2000	90,139	—	100.0	1,625	18.03
8534 Concord Center Drive	Denver	100.0	2001	82,229	—	100.0	1,521	18.50
3065 Gold Camp Drive	Sacramento	100.0	1983/2000	62,957	—	100.0	1,487	23.62
3015 Winona Avenue	Los Angeles	100.0	1991	82,911	—	100.0	1,414	17.05
251 Exchange Place	Northern Virginia	100.0	1984	70,982	—	100.0	1,374	19.36
2440 Marsh Lane	Dallas	100.0	1999	135,250	—	100.0	1,353	10.00
1125 Energy Park Drive	Minneapolis/St. Paul	100.0	1947/1999	88,134	—	100.0	1,340	15.20
3300 East Birch Street	Los Angeles	100.0	1981/2000	68,807	—	100.0	1,228	17.85
Chemin de l’Epinglier 2(7)	Geneva, Switzerland	100.0	1984/2003	59,190	—	100.0	1,176	19.87
375 Riverside Parkway	Atlanta	100.0	1998	126,300	123,891	100.0	1,138	9.01
7500 & 7520 Metro Center Drive	Austin	100.0	2000	45,000	74,962	100.0	551	12.24
3 Corporate Place	New York	100.0	1974/1993-1996	—	283,124	—	—	—
115 Second Avenue	Boston	100.0	1960/2001	12,500	55,569		—	—

				3,253,131	657,206	94.9	56,215	18.22

Property(1)	Metropolitan Area	Percent Ownership		Year built/renovated		Net Rentable Square Feet Excluding Redevelopment Space(2)	Redevelopment Space(3)	Percent leased(4)	Annualized Rent ($000)(5)	Annualized Rent per Leased Square Foot ($000)(6)
Technology Manufacturing
34551 Ardenwood Boulevard 1-4	Silicon Valley	100.0%		1985-86		307,657	—	100.0%	$7,941	$25.81
47700 Kato Road & 1055 Page Avenue	Silicon Valley	100.0		1991 & 1997	(8)	183,050	—	100.0	3,472	18.97
2010 East Centennial Circle(9)	Phoenix	100.0		2002		113,405	—	100.0	2,549	22.48

						604,112	—	100.0	13,962	23.11
Technology Office
100 & 200 Quannapowitt Parkway	Boston	100.0		1957 & 1999	(10)	386,956	—	100.0	5,989	15.48
100 Technology Center Drive	Boston	100.0		1989/2001		197,000	—	100.0	3,743	19.00
4055 Valley View Lane	Dallas	100.0		1999		240,065	—	94.3	3,435	15.17
7979 East Tufts Avenue	Denver	98.0	(11)	1982		366,184	—	89.0	3,286	10.08
4849 Alpha Road	Dallas	100.0		1999		125,538	—	100.0	2,263	18.03
4650 Old Ironsides Drive	Silicon Valley	100.0		1977/2000		84,383	—	100.0	1,521	18.02

						1,400,126	—	96.1	20,237	15.03

Portfolio Total/Weighted Average						8,051,212	1,146,538	93.9%	$154,979	$20.51

(1)	We have categorized the properties in our portfolio by their principal use based on annualized rent. However, many of our properties support multiple uses.
(2)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease based on engineering drawings. Net rentable square feet includes tenants’ proportional share of common areas but excludes space held for redevelopment.
(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop data center facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built data center space that was not completed by previous ownership and requires a large capital investment in order to build out the space.
(4)	Excludes space held for redevelopment. Includes unoccupied space for which we are receiving rent and excludes space for which leases had commenced as of December 31, 2005 but for which we are not receiving rent. We completed a review of space held for redevelopment in the quarter ended September 30, 2005 and have not amended filings for earlier periods. This will cause occupancy statistics for these periods to not be comparable to the December 31, 2005 occupancy statistics presented in this filing.
(5)	Annualized rent represents monthly contractual rent under existing leases as of December 31, 2005 multiplied by twelve. This amount reflects total base rent before any one-time or non-recurring rent abatements but after annually recurring rent credits and is shown on a net basis; thus, for any tenant under a partial gross lease, the expense stop, or under a full gross lease, the current year operating expenses (which may be estimates as of such date), are subtracted from gross rent.
(6)	Annualized rent per leased square foot represents annualized rent as computed above, divided by the total square footage under lease as of the same date.
(7)	Rental amounts for 6 Braham Street were calculated based on the exchange rate in effect on December 31, 2005 of $1.72 per £1.00 and rental amounts for Paul van Vlissingenstraat 16 and Chemin de l’Epinglier 2 were calculated based on the exchange rate in effect on December 31, 2005 of $1.18 per € 1.00. Chemin de l’Epinglier 2 is subject to a ground lease which expires in July 2074.
(8)	1055 Page Avenue was built in 1991 and 47700 Kato Road was built in 1997.
(9)	We own the subsidiary that is party to a ground sublease for this property. The term of the ground sublease expires on December 31, 2082.
(10)	100 Quannapowitt was built in 1999 and 200 Quannapowitt was built in 1957 and has subsequently been renovated.
(11)	We indirectly own a 98% interest in a subsidiary that holds the fee simple interest in this property. An unrelated third party holds the remaining 2% interest in this subsidiary.
(12)	We are party to a ground sublease for this property. The term of the ground sublease expires on April 2054.

Tenant Diversification

As of December 31, 2005 our portfolio was leased to more than 205 companies, many of which are nationally recognized firms. The following table sets forth information regarding the 15 largest tenants in our portfolio based on annualized rent as of December 31, 2005.

Tenant	Property	Lease Expiration(1)	Total Leased Square Feet		Percentage of Net Rentable Square Feet(2)	Annualized Rent (thousands)	Percentage of Portfolio Annualized Rent
Savvis Communications
	300 Boulevard East	Sep. 2013	$234,570		2.9%	$6,099	3.9%
	2045 & 2055 LaFayette Street(3)	Sep. 2015	300,000		3.7	5,940	3.8
	2401 Walsh Street	Feb. 2019	167,932		2.1	3,028	2.0
	200 North Nash Street	Feb. 2019	113,606		1.4	2,048	1.3
	2403 Walsh Street	Feb. 2019	103,940		1.3	1,874	1.2
	4700 Old Ironsides Drive	Feb. 2019	90,139		1.1	1,625	1.1
	4650 Old Ironsides Drive	Feb. 2019	84,383		1.1	1,521	1.0
	36 NE 2nd Street	Aug. 2009	23,805		0.3	631	0.4
	2323 Bryan Street	Sep. 2009	1,026		—	9	—

			1,119,401		13.9	22,775	14.7
Qwest Communications International, Inc.	350 East Cermak Road	Jun. 2015	142,346		1.8	3,300	2.1
	200 Paul Avenue 1-4	Aug. 2015	65,622		0.8	2,901	1.9
	350 East Cermak Road	Jun. 2015	74,412		0.9	2,680	1.7
	36 NE 2nd Street	Feb. 2014	78,540		1.0	1,642	1.1
	600 West Seventh Street	Jan. 2020	68,000		0.9	1,482	1.0
	3015 Winona Avenue	Jan. 2011	82,911		1.0	1,414	0.9
	350 East Cermak Road	Jun. 2015	50,000		0.6	1,159	0.7
	731 East Trade Street	Jun. 2020	40,879		0.5	1,007	0.6
	200 Paul Avenue 1-4	Aug. 2015	24,205		0.3	893	0.6
	2323 Bryan Street	Apr. 2008	20,135		0.3	636	0.4
	113 North Myers	Nov. 2019	3,806		0.1	87	0.1
	2323 Bryan Street	Apr. 2008	3,650		—	81	0.1
	600-780 S. Federal	Sept. 2010	978		—	57	—
	1100 Space Park Drive	Aug. 2011	10	(4)	—	20	—

			655,494		8.1	17,359	11.2
Verio, Inc.(5)	2334 Lundy Place	May 2010	130,752		1.7	3,932	2.5
	350 East Cermak Road(5)	Aug. 2015	107,299		1.3	2,552	1.7

			238,051		3.0	6,484	4.2
Comverse Network Systems	100 & 200 Quannapowitt Parkway	Feb. 2011	166,109		2.1	2,990	2.0
	100 & 200 Quannapowitt Parkway	Feb. 2011	199,033		2.5	2,680	1.7
	100 & 200 Quannapowitt Parkway	Feb. 2011	1,891		0	20	—

			367,033		4.6	5,690	3.7
Equinix, Inc.	350 East Cermak Road	Mar. 2015	195,080		2.4	2,997	1.9
	600 West Seventh Street	Oct. 2015	129,274		1.6	2,430	1.6

			324,354		4.0	5,427	3.5
Abgenix(6)	34551 Ardenwood Boulevard 1-4	Apr. 2011	73,887		0.9	3,475	2.2
	34551 Ardenwood Boulevard 1-4	Apr. 2011	33,499		0.4	1,000	0.7
	34551 Ardenwood Boulevard 1-4	Apr. 2011	24,000		0.3	671	0.4

			131,386		1.6	5,146	3.3

Tenant	Property	Lease Expiration(1)	Total Leased Square Feet		Percentage of Net Rentable Square Feet(2)	Annualized Rent (thousands)	Percentage of Portfolio Annualized Rent
AT&T	11830 Webb Chapel Road	Nov. 2010	141,663		1.8	2,773	1.8
	7500 & 7520 Metro Center Drive	Mar. 2016	126,300		1.6	1,138	0.7
	1100 Space Park Drive	Jul. 2011	14,035		0.2	620	0.4
	600-780 S. Federal	Jan. 2006	5,137		0.1	171	0.1
	2323 Bryan Street	Sept. 2006	2,197		0.0	62	0.0
	200 Paul Avenue 1-4	Nov. 2009	10	(4)	0.0	18	0.0
	113 North Myers	Aug. 2011	1	(4)	0.0	3	0.0

			289,343		3.6	4,785	3.1
AboveNet, Inc.	150 South First Street	Nov. 2019	131,721		1.7	3,723	2.4
	600-780 S. Federal	Aug. 2010	19,112		0.2	655	0.4
	2323 Bryan Street	Apr. 2014	3,372		—	64	0.1
	200 Paul Avenue 1-4	Sept. 2010	10	(4)	—	33	—

			154,215		1.9	4,475	2.9
Leslie & Godwin(7)	6 Braham Street	Dec. 2009	63,233		0.8	3,816	2.5	(8)
Stone & Webster, Inc.(9)	100 Technology Center Drive	Mar. 2013	197,000		2.4	3,743	2.4
Maxtor Corporation(10)	47700 Kato Road & 1055 Page Avenue	Sep. 2011	183,050		2.3	3,472	2.2
XO Communications	200 Paul Avenue 1-4	Feb. 2015	64,907		0.8	2,098	1.3
	600 West Seventh Street	Aug. 2015	29,000		0.4	555	0.4
	600-780 S. Federal	Oct. 2006	322	(4)	—	100	0.1
	2323 Bryan Street	Oct. 2008	2,559		—	92	0.1
	350 East Cermak Road	Sept. 2015	1,747		—	61	—
	4055 Valley View Lane	Sept. 2009	343	(4)	—	7	—

			98,878		1.2	2,913	1.9
VSNL Networks, Inc.	1100 Space Park Drive	Nov. 2016	59,289		0.7	2,803	1.8
Thomas Jefferson University	833 Chestnut Street	Jul. 2008	63,500		0.8	938	0.6
	833 Chestnut Street	Apr. 2015	28,503		0.4	314	0.2
	833 Chestnut Street	Oct. 2010	18,017		0.2	297	0.2
	833 Chestnut Street	Dec. 2011	16,313		0.2	259	0.2
	833 Chestnut Street	Feb. 2011	12,787		0.2	189	0.1
	833 Chestnut Street	Aug. 2009	11,979		0.1	186	0.1
	833 Chestnut Street	Jun. 2012	7,068		0.1	112	0.1
	833 Chestnut Street	Nov. 2012	5,076		0.1	89	0.1
	833 Chestnut Street	Dec. 2008	6,312		0.1	87	0.1
	833 Chestnut Street	Nov. 2009	5,261		0.1	82	0.1
	833 Chestnut Street	Mar. 2008	2,379		—	33	—
	833 Chestnut Street	Feb. 2009	1,478		—	23	—
	833 Chestnut Street	Mar. 2012	986		—	17	—

			179,659		2.2	2,626	1.7
ASM Lithography	2010 East Centennial Circle	Feb. 2017	113,405		1.4	2,549	1.6

Total, Top 15 tenants			4,173,791		51.7%	$94,063	60.7%

(1)	Assumes the exercise of no renewal options and the exercise of all early termination options.
(2)	Net rentable square feet excludes 1.1 million square feet held for development at December 31, 2005.
(3)	Microsoft Corporation subleases a portion of Savvis’ space in this property. Microsoft has the right to become the main tenant if Savvis defaults on the lease.
(4)	Telecommunications colocation space.
(5)	Verio, Inc. is a wholly owned subsidiary of Nippon Telegraph & Telephone. In July 2005, Verio and Equinix executed an agreement to sublease, pursuant to which Verio will sublease all of its space in 350 East Cermak Road to Equinix.
(6)	Amgen signed an agreement to acquire Abgenix in December 2005.
(7)	Leslie & Godwin is a United Kingdom subsidiary of AON Corporation. 100% of the 6 Braham Street property is subleased by Level 3 Communications from Leslie & Godwin through December 2009. Leslie &

Godwin remains liable to us for rents under its lease. Subject to a payment by Level 3 Communications, which we can waive, Level 3 Communications is obligated to take a further lease of this property for a term expiring in 2015, subject to one five-year extension option. Including the 6 Braham Street sublease, Level 3 Communications occupies a total of 106,223 square feet of net rentable space in our buildings at an aggregate annualized rent of approximately $4.9 million.

(8)	Rental amounts for 6 Braham Street were calculated based on the exchange rate in effect on December 31, 2005 at $1.72 per £1.00.
(9)	Stone & Webster, Inc. is the primary operating unit of the Engineering, Construction and Maintenance segment of The Shaw Group Inc.
(10)	Seagate Technology signed an agreement to acquire Maxtor in December 2005.

Lease Distribution

The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on net rentable square feet (excluding space held for redevelopment) under lease as of December 31, 2005.

Square Feet Under Lease	Number of Leases	Percentage of All Leases	Total Leased Square Feet	Percentage of Portfolio Leased Square Feet	Annualized Rent ($000)	Percentage of Portfolio Annualized Rent
Available (1)	—	—	494,232	6.1%
2,500 or less	235	51.2%	128,648	1.6%	5,070	3.3%
2,501-10,000	90	19.6%	479,993	6.1%	12,229	7.9%
10,001-20,000	44	9.6%	647,115	8.0%	13,730	8.9%
20,001-40,000	37	8.0%	1,006,201	12.5%	15,647	10.1%
40,001-100,000	33	7.2%	2,151,155	26.7%	47,421	30.6%
Greater than 100,000	20	4.4%	3,143,868	39.0%	60,882	39.2%

Portfolio Total	459	100.0%	8,051,212	100.0%	$154,979	100.0%

(1)	Excludes approximately 1.1 million square feet held for redevelopment at December 31, 2005.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2005 plus available space for each of the next ten full calendar years at the properties in our portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options and all early termination rights.

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Percentage of Portfolio Square Feet	Annualized Rent ($000)	Percentage of Annualized Rent	Annualized Rent per Occupied Square Foot	Annualized Rent per Leased Square Foot at Expiration	Annualized Rent at Expiration ($000)
Available(1)		494,232	6.1%	$—
2006	62	230,595	2.9%	3,605	2.3%	$15.63	$17.39	4,010
2007	37	149,890	1.8%	3,249	2.1%	21.68	23.82	3,571
2008	53	294,721	3.7%	5,825	3.8%	19.76	21.26	6,265
2009	71	506,940	6.3%	11,770	7.6%	23.22	25.69	13,024
2010	71	1,016,795	12.6%	22,086	14.3%	21.72	21.27	21,626
2011	43	1,201,911	14.9%	25,140	16.2%	20.92	23.76	28,553
2012	11	134,748	1.7%	2,655	1.7%	19.70	23.01	3,100
2013	20	705,167	8.8%	11,494	7.4%	16.30	19.50	13,751
2014(2)	22	546,019	6.8%	9,446	6.1%	17.30	21.99	12,005
2015	38	1,414,282	17.6%	32,434	20.9%	22.93	31.59	44,680
Thereafter	31	1,355,912	16.8%	27,275	17.6%	20.12	29.71	40,281

Portfolio Total/Weighted Average	459	8,051,212	100.0%	$154,979	100.0%	$20.51	$25.26	$190,866

(1)	Excludes approximately 1.1 million square feet held for redevelopment at December 31, 2005.
(2)	Includes 63,233 square feet of net rentable space in 6 Braham Street. This property is subleased by Level 3 Communications from Leslie & Godwin, a United Kingdom subsidiary of AON Corporation, through December 2009. Level 3 Communications has executed a lease that will commence upon expiration of the Leslie & Godwin lease and continue through December 2014. Leslie & Godwin remain liable to us for rents under its lease.

Right of First Offer Property

At December 31, 2005 there is one property located in Germany owned by GI Partners that is subject to right of first offer agreements, whereby we have the right to make the first offer to purchase this property if GI Partners decides to sell it. We acquired one property from GI Partners that was subject to a right of first offer on June 3, 2005.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we may become subject to tort claims and other claims and administrative proceedings. As of December 31, 2005, we were not a party to any legal proceedings which we believe would have a material adverse effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2005.

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

	High	Low	Distributions declared
Period October 29, 2004 to December 31, 2004	$14.10	$12.00	$0.15600
First Quarter 2005	$14.81	$12.50	$0.24375
Second Quarter 2005	$17.49	$13.67	$0.24375
Third Quarter 2005	$19.97	$16.80	$0.24375
Fourth Quarter 2005	$24.70	$17.73	$0.26500

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

As of February 21, 2006, there were 10 stockholders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

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

The Company and the Company Predecessor

(Amounts in thousands, except per share data)

	The Company		The Predecessor
	Year Ended December 31, 2005	Period from November 3, 2004 to December 31, 2004	Period from January 1, 2004 to November 2, 2004	Year ended December 31,		Period from February 28, 2001 (inception) through December 31, 2001
				2003	2002
Statement of Operations Data:
Revenues:
Rental	$164,219	$21,232	$67,876	$50,099	$21,203	$—
Tenant reimbursements	37,454	4,083	12,146	8,661	3,894	—
Other	7,136	30	1,754	4,328	458	12

Total revenues	208,809	25,345	81,776	63,088	25,555	12
Expenses:
Rental property operating and maintenance	43,157	5,173	13,801	8,624	4,997	—
Property taxes	21,867	2,085	7,249	4,688	2,755	—
Insurance	2,804	472	1,403	626	83	—
Interest	39,122	5,547	18,914	10,091	5,249	—
Asset management fees to related party	—	—	2,655	3,185	3,185	2,663
Depreciation and amortization	62,232	7,373	24,025	16,295	7,659	—
General and administrative	12,615	20,725	292	329	249	—
Loss from early extinguishment of debt	1,021	283	—	—	—	—
Other	1,634	57	2,748	2,459	1,249	107

Total expenses	184,452	41,715	71,087	46,297	25,426	2,770
Income (loss) before minority interests	24,357	(16,370)	10,689	16,791	129	(2,758)
Minority interests in consolidated joint ventures	12	(13)	37	(149)	(190)	—
Minority interests in operating partnership	(8,268)	10,214	—	—	—	—

Net income (loss)	16,101	(6,169)	$10,726	$16,642	$(61)	$(2,758)

Preferred stock dividends	(10,014)	—

Net income (loss) available to common stockholders	$6,087	$(6,169)

Per Share Data:
Basic income per share available to common stockholders	$0.25	$(0.30)	$—	$—	$—	$—
Diluted income per share available to common stockholders	$0.25	$(0.30)	$—	$—	$—	$—
Cash dividend per common share	$1.00	$0.16	$—	$—	$—	$—
Weighted average common shares outstanding:
Basic	23,986,288	20,770,875	—	—	—	—
Diluted	24,221,732	20,770,875	—	—	—	—

	The Company		The Predecessor
	December 31,		December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Net investments in real estate	$1,194,106	$787,412	$391,737	$217,009	$—
Total assets	1,529,170	1,013,287	479,698	269,836	1,893
Notes payable under line of credit	181,000	44,000	44,436	53,000	—
Mortgages and other secured loans	568,067	475,498	253,429	103,560	—
Total liabilities	880,228	584,229	328,303	183,524	903
Minority interests in consolidated joint ventures	206	997	3,444	3,135	—
Minority interests in operating partnership	262,239	254,862	—	—	—
Total stockholders’/owner’s equity	386,497	173,199	147,951	83,177	990
Total liabilities and stockholders’/owner’s equity	$1,529,170	$1,013,287	$479,698	$269,836	$1,893

	The Company	The Company and the Predecessor	The Predecessor
	Year Ended December 31, 2005	Year ended December 31,			Period from February 28, 2001 (inception) through December 31, 2001
		2004	2003	2002
Cash flows from (used in):
Operating activities	$82,848	$44,638	$27,628	$9,645	$(1,867)
Investing activities	(480,815)	(371,277)	(213,905)	(164,755)	(1,881)
Financing activities	404,340	326,022	187,873	158,688	3,748

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated and combined financial statements and notes thereto appearing elsewhere in this report. Where appropriate, the following discussion includes analysis of the effects of our initial public offering, the formation transactions and related refinancing transactions and certain other transactions. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-K entitled “Forward-Looking Statements.” Certain risk factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the sections in this report entitled “Risk Factors” and “Forward-Looking Statements.”

Overview

Our company. We completed our initial public offering, or IPO, of common stock on November 3, 2004. We have operated in a manner that we believe has enabled us to qualify and have elected to be treated, as a Real Estate Investment Trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986 as amended (the Code). Our company was formed on March 9, 2004. During the period from our formation until we commenced operations in connection with the completion of our IPO, we did not have any corporate activity other than the issuance of shares of common stock in connection with the initial capitalization of our company. Because we believe that a discussion of the results of our company prior to the completion of our IPO would not be meaningful, we have set forth below a discussion of historical combined operations for our company and our company’s Predecessor and as such, any reference in the Management’s Discussion and Analysis of Financial Condition and Results of Operations to “our,” “we” and “us” in this Item 7 includes the Predecessor.

Business and strategy. Our primary business objectives are to maximize sustainable long-term growth in earnings, funds from operations and cash flow per share and to maximize returns to our stockholders. We expect to achieve our objectives by focusing on our core business of investing in technology-related real estate. We target high quality, strategically located properties containing applications and operations critical to the day-to-day operations of corporate enterprise data center and technology industry tenants. Most of our properties contain fully redundant electrical supply systems, multiple power feeds, above-standard precision cooling systems, raised floor areas, extensive in-building communications cabling and high-level security systems. We focus solely on technology-related real estate because we believe that the growth in corporate data center adoption and the technology-related real estate industry generally will be superior to that of the overall economy.

Since the acquisition of our first property in 2002 and through December 31, 2005, we acquired an aggregate of 43 technology-related real estate properties with 8.1 million net rentable square feet excluding approximately 1.1 million square feet of space held for redevelopment. We have developed detailed, standardized procedures for evaluating acquisitions to ensure that they meet our financial and other criteria. We expect to continue to acquire additional assets as a key part of our growth strategy. We intend to aggressively manage and lease our assets to increase their cash flow.

We may acquire properties subject to existing mortgage financing and other indebtedness or new indebtedness may be incurred in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any dividends with respect to our common stock and our preferred stock. We currently intend to limit our indebtedness to 60% of our total market capitalization and, based on the closing price of our common stock on December 31, 2005 of $22.63, our ratio of debt to total market capitalization was approximately 33% as of December 31, 2005. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us, plus the book value of our total consolidated indebtedness.

Revenue Base. As of December 31, 2005, we owned 43 properties through our operating partnership. These properties are located throughout the U.S., with three properties located in Europe, and contain a total of approximately 8.1 million net rentable square feet excluding approximately 1.1 million square feet held for redevelopment. We acquired our first portfolio property in January 2002, an additional four properties through December 31, 2002, eight properties during the year ended December 31, 2003 11 properties during the year ended December 31, 2004 and 19 properties during the year ended December 31, 2005. As of December 31, 2005, the properties in our portfolio were approximately 93.9% leased excluding 1.1 million square feet held for redevelopment at an average annualized rent per leased square foot of $20.51. Due to the capital intensive and long term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. At December 31, 2005, our average lease term was 12.5 years, with an average of 7.3 years remaining. Our lease expirations through 2008 are 8.4% of net rentable square feet excluding space held for redevelopment or 8.2% of aggregate annualized rent as of December 31, 2005. Revenues from properties outside the United States were $6.0 million and $4.4 for the years ended December 31, 2005 and 2004, respectively.

Operating expenses. Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs, as well as rental expenses on our ground leases. For our Predecessor, a significant portion of the general and administrative type expenses have been reflected in the asset management fees that were paid to GI Partners’ related-party asset manager. The asset management fees were based on a fixed percentage of capital commitments made by the investors in GI Partners, a portion of which have been allocated to our Predecessor. Since the consummation of our IPO, our asset management function has been internalized and we are incurring our general and administrative expenses directly. Prior to April 2005, we had a transition services agreement with CB Richard Ellis Investors with respect to transitional accounting and other services. In addition, as a public company, we are incurring significant legal, accounting and other expenses related to corporate governance, Securities and Exchange Commission reporting and compliance with the various provisions of Sarbanes-Oxley Act of 2002. In addition, we engaged third-party property managers to manage most of our properties. As of December 31, 2005, 32 of our properties were managed by affiliates of CB Richard Ellis, an affiliate of GI Partners.

Formation Transactions. In connection with the completion of our IPO, our operating partnership received contributions of direct and indirect interests in 23 of the properties in our portfolio in exchange for consideration that included cash, assumption of debt, and an aggregate of 38,262,206 units in our operating partnership (with the cash, assumed debt and units having an aggregate value of $1,097.7 million based on the IPO price per share of $12.00).

We accounted for the ownership interests contributed to us by GI Partners in exchange for a partnership interest in our operating partnership as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the assets and liabilities contributed by GI Partners are accounted for by our operating partnership at GI Partners’ historical cost. We utilized purchase accounting to account for the acquisition of ownership interests in 200 Paul Avenue 1-4 and 1100 Space Park Drive, which were contributed to us by third parties in exchange for interests in our operating partnership, cash and the assumption of debt and the 10% minority ownership interest in 2323 Bryan Street, which was contributed to us by our joint venture partner in exchange for an interest in our operating partnership and the repayment of debt. Accordingly, the purchase price for these interests, which are equal to the value of the operating partnership units that we issued in exchange for these interests plus cash paid and debt assumed, were allocated to the assets acquired and liabilities assumed based on the fair value of the assets and liabilities.

Factors Which May Influence Future Results of Operations

Rental income. The amount of net rental income generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 1.1 million square feet held for redevelopment, as of December 31, 2005, the occupancy rate in the properties in our portfolio was approximately 93.9% of our net rentable square feet.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 8.1 million square feet of net rentable square feet at December 31, 2005 is approximately 264,000 net rentable square feet of space with extensive data center improvements that is currently, or will shortly be, available for lease, or already has been leased. We had leased approximately 123,000 square feet of this space at December 31, 2005. Rather than leasing all of this space to large single tenants, we are subdividing some of it for multi-tenant turn-key data center use, with tenants averaging between 100 and 15,000 square feet of net rentable space. Multi-tenant turn-key data centers are effective solutions for tenants who lack the expertise or capital budget to provide their own extensive data center infrastructure and security. As experts in data center construction and operations we are able to lease space to these tenants at a significant premium over other uses. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Future economic downturns or regional downturns affecting our submarkets or downturns in the technology-related real estate industry that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. At December 31, 2005 one tenant, VarTec Telecom, Inc. (VarTec) was in bankruptcy and leased approximately 156,000 square feet of net rentable space across three separate properties and was current on all of its rental obligations. In January 2006 VarTec notified us of its intention to file a motion to reject its lease of approximately 8,600 square feet in our 2323 Bryan Street property. The motion was granted by the bankruptcy court on February 21, 2006 and as such, this lease was rejected effective February 28, 2006. We are currently considering options to pursue appropriate economic relief through the bankruptcy court.

Scheduled lease expirations. Our ability to re-lease expiring space will impact our results of operations. In addition to approximately 0.5 million square feet of available space in our portfolio excluding approximately 1.1 million square feet available for redevelopment as of December 31, 2005, leases representing approximately 2.9% and 1.8% of the square footage of our portfolio excluding redevelopment space are scheduled to expire during the 12-month periods ending December 31, 2006 and 2007, respectively. The leases scheduled to expire in the 12-month periods ending December 31, 2006 and 2007 represent approximately 2.3% and 2.1%, respectively, of our total annualized base rent.

Conditions in significant markets. As of December 31, 2005, our portfolio was geographically concentrated in the following metropolitan markets;

Metropolitan Market	Percentage of total annualized rent
Silicon Valley	24.3%
Chicago	14.9%
Dallas	13.0%
San Francisco	8.3%
Los Angeles	8.1%
Boston	6.3%
Philadelphia	4.7%
New York	4.4%
Other	16.0%

100.0%

Operating expenses. Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs, as well as rental expenses on our ground leases. We are also incurring general and administrative expenses, including expenses relating to the internalization of our asset management function, as well as significant legal, accounting and other expenses related to corporate governance, Securities and Exchange Commission reporting and compliance with the various provisions of the Sarbanes-Oxley Act.

Increases or decreases in such operating expenses will impact our overall performance. As a relatively new public company, we expect to incur additional operating expenses as we expand our various business functions.

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

Investments in Real Estate

Acquisition of real estate. The price that we pay to acquire a property is impacted by many factors including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to us. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. Our allocation methodology is summarized in Note 2 to our consolidated and combined financial statements. These allocation assessments have a direct impact on our results of operations. For example, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time. This potential effect occurs because the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in our consolidated and combined statements of operations.

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

Asset impairment evaluation. We review the carrying value of our properties when circumstances, such as adverse market conditions, indicate potential impairment may exist. We base our review on an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long-term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

We estimate the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers.

Capitalization of costs.

We capitalize pre-acquisition costs related to probable property acquisitions. We also capitalize direct and indirect costs related to construction and development, including property taxes, insurance and financing costs relating to space under development. Costs previously capitalized related to any property acquisitions no longer considered probable are written off. The selection of costs to capitalize and which acquisitions are probable is subjective and depends on many assumptions including the timing of potential acquisitions and the probability that future acquisitions occur. If we made different assumptions in this respect we would have a different amount of capitalized costs in the periods presented leading to different net income.

Revenue Recognition

Rental income is recognized using the straight-line method over the terms of the tenant leases. Deferred rents included in our balance sheets represent the aggregate excess of rental revenue recognized on a straight-line basis over the rental revenue that would be recognized under the terms of the leases. Our leases generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized over the remaining term of the lease, effective as of the date the lease modification is finalized, assuming collection is not considered doubtful. As discussed above, we recognize amortization of the value of acquired above or below market tenant leases as a reduction of rental income in the case of above market leases or an increase to rental revenue in the case of below market leases.

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

Share-based awards

We recognize compensation expense related to share-based awards. We generally amortize this compensation expense over the vesting period of the award. The calculation of the fair value of share-based awards is subjective and requires several assumptions over such items as expected stock volatility, dividend payments and future company results. These assumptions have a direct impact on our net income because a higher share-based awards amount would result in lower net income for a particular period.

Results of Operations

The discussion below relates to our financial condition and results of operations for the years ended December 31, 2005, 2004 and 2003. We have combined the results of operations for the period from November 3, 2004 through December 31, 2004 and the period from January 1, 2004 through November 2, 2004 to provide a meaningful comparison to the results of operations for the other years. A summary of our results for the years ended December 31, 2005, 2004 and 2003 was as follows (in thousands).

Year ended December 31,	2005	2004	2003
Statement of Operations Data:
Total revenues	208,809	107,121	63,088
Total expenses	184,452	112,802	46,297

Income (loss) before minority interests	$24,357	$(5,681)	$16,791

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of such growth, a period-to-period comparison of our financial performance focuses primarily on the impact on our revenues and expenses resulting from the new property additions to our portfolio. On a “same store” property basis, our revenues and expenses have remained substantially stable as a result of the generally consistent occupancy rates at our properties. The following table identifies each of the properties in our portfolio acquired from January 1, 2003 through December 31, 2005.

Acquired Properties	Metropolitan Area	Acquisition date	Redevelopment Space(1)	Net Rentable Square Feet excluding redevelopment space	Square Feet including redevelopment space	Occupancy Rate December 31, 2005(2)
Balance at December 31, 2002			19,890	1,125,292	1,145,182

Year Ended December 31, 2003
34551 Ardenwood Boulevard 1-4	Silicon Valley	Jan. 2003	—	307,657	307,657	100.0%
2440 Marsh Lane	Dallas	Jan. 2003	—	135,250	135,250	100.0
2010 East Centennial Circle	Phoenix	May 2003	—	113,405	113,405	100.0
375 Riverside Parkway	Atlanta	June 2003	123,891	126,300	250,191	100.0
3300 East Birch Street	Los Angeles	Aug. 2003	—	68,807	68,807	100.0
4055 Valley View Lane	Dallas	Sept. 2003	—	240,065	240,065	94.3
47700 Kato Road & 1055 Page Avenue	Silicon Valley	Sept. 2003	—	183,050	183,050	100.0
7979 East Tufts Avenue	Denver	Oct. 2003	—	366,184	366,184	89.0

Subtotal			123,891	1,540,718	1,664,609

Year Ended December 31, 2004
100 Technology Center Drive	Boston	Feb. 2004	—	197,000	197,000	100.0
4849 Alpha Road	Dallas	April 2004	—	125,538	125,538	100.0
600 West Seventh Street	Los Angeles	May 2004	59,319	430,759	490,078	90.8
2045 & 2055 LaFayette Street	Silicon Valley	May 2004	—	300,000	300,000	100.0
100 & 200 Quannapowitt Parkway	Boston	June 2004	—	386,956	386,956	100.0
11830 Webb Chapel Road	Dallas	Aug. 2004	—	365,648	365,648	93.3
150 South First Street	Silicon Valley	Sept. 2004	—	187,334	187,334	98.5
3065 Gold Camp Drive	Sacramento	Oct. 2004	—	62,957	62,957	100.0
200 Paul Avenue 1-4	San Francisco	Nov. 2004	37,630	494,608	532,238	95.8
1100 Space Park Drive	Silicon Valley	Nov. 2004	85,542	82,409	167,951	94.9
3015 Winona Avenue	Los Angeles	Dec. 2004	—	82,911	82,911	100.0

Subtotal			182,491	2,716,120	2,898,611

Year Ended December 31, 2005
833 Chestnut Street	Philadelphia	Mar. 2005	119,660	535,098	654,758	91.5
1125 Energy Park Drive	Minneapolis/St. Paul	Mar. 2005	—	88,134	88,134	100.0
350 East Cermak Road	Chicago	May 2005	263,208	870,183	1,133,391	92.2
8534 Concord Center Drive	Denver	June 2005	—	82,229	82,229	100.0
2401 Walsh Street	Silicon Valley	June 2005	—	167,932	167,932	100.0
200 North Nash Street	Los Angeles	June 2005	—	113,606	113,606	100.0
2403 Walsh Street	Silicon Valley	June 2005	—	103,940	103,940	100.0
4700 Old Ironsides Drive	Silicon Valley	June 2005	—	90,139	90,139	100.0
4650 Old Ironsides Drive	Silicon Valley	June 2005	—	84,383	84,383	100.0
731 East Trade Street	Charlotte	Aug. 2005	—	40,879	40,879	100.0
113 North Myers	Charlotte	Aug. 2005	10,501	18,717	29,218	100.0
125 North Myers	Charlotte	Aug. 2005	13,242	12,151	25,393	85.8
Paul van Vlissingenstraat 16	Amsterdam, Netherlands	Aug. 2005	—	112,472	112,472	62.0
600-780 S. Federal	Chicago	Sept. 2005	—	161,547	161,547	84.1
115 Second Avenue	Boston	Oct. 2005	55,569	12,500	68,069	—
Chemin de l’Epinglier 2	Geneva, Switzerland	Nov. 2005	—	59,190	59,190	100.0
251 Exchange Place	Northern Virginia	Nov. 2005	—	70,982	70,982	100.0
7500 & 7520 Metro Center Drive	Austin	Dec. 2005	74,962	45,000	119,962	100.0%
3 Corporate Place	New York	Dec. 2005	283,124	—	283,124	—

Subtotal			820,266	2,669,082	3,489,348

Total			1,146,538	8,051,212	9,197,750

(1)

Redevelopment space requires significant capital investment in order to develop data center facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built data center space that was not completed by previous ownership and requires a large capital investment in order to build out the space.
(2)	Occupancy rates exclude redevelopment space.

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004 and comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Portfolio

As of December 31, 2005, our portfolio consisted of 43 properties with an aggregate of 8.1 million net rentable square feet excluding 1.1 million square feet held for redevelopment compared to a portfolio consisting of 24 properties with an aggregate of 5.4 million net rentable square feet excluding space held for redevelopment as of December 31, 2004 and a portfolio consisting of 13 properties with an aggregate of 2.7 million net rentable square feet excluding space held for redevelopment as of December 31, 2003. The increase in our portfolio reflects the acquisition of 11 properties in 2004 and 19 properties in 2005.

Revenues

	Year Ended December 31,			Change		Percentage Change
	2005	2004	2003	2005 v 2004	2004 v 2003	2005 v 2004	2004 v 2003
Rental	$164,219	$89,108	$50,099	$75,111	$39,009	84.3%	77.9%
Tenant reimbursements	37,454	16,229	8,661	21,225	7,568	130.8%	87.4%
Other	7,136	1,784	4,328	5,352	(2,544)	300.0%	(58.8%)

Total Revenues	$208,809	$107,121	$63,088	$101,688	$44,033	94.9%	69.8%

As shown by the same space and new properties table shown below, the increases in rental revenues and tenant reimbursement revenues in the year ended December 31, 2005 compared to 2004 were primarily due to our acquisitions of properties leading to a higher portfolio size in later years. These factors also caused the increases in rental revenues and tenant reimbursements in the year ended December 31, 2004 compared to 2003. Other revenues changes in the years presented were primarily due to varying tenant termination revenues. We acquired 19, 11 and eight properties during the years ended December 31, 2005, 2004 and 2003 respectively.

The following table shows total revenues for new properties (properties that were not owned for each of the full years ended December 31, 2005 and 2004) and same space properties (in thousands).

	Same space Year Ended December 31,			New properties Year Ended December 31,
	2005	2004	Change	2005	2004	Change
Rental	$62,007	$61,929	$78	$102,212	$27,179	$75,033
Tenant reimbursements	12,015	10,513	1,502	25,439	5,716	19,723
Other	561	1,745	(1,184)	6,575	39	6,536

Total Revenues	$74,583	$74,187	$396	$134,226	$32,934	$101,292

Same space tenant reimbursement revenues increased in the year ended December 31, 2005 compared to 2004 primarily as a result of increased operating expenses leading to higher tenant reimbursement income and favorable outcomes of tenant reimbursement billings in 2005. Same space other revenues decreased in 2005 compared to 2004 as a result of decreased termination fee revenues.

Expenses

	Year Ended December 31,			Change		Percentage Change
	2005	2004	2003	2005 v 2004	2004 v 2003	2005 v 2004	2004 v 2003
Rental property operating and maintenance	$43,157	$18,974	$8,624	$24,183	$10,350	127.5%	120.0%
Property taxes	21,867	9,334	4,688	12,533	4,646	134.3%	99.1%
Insurance	2,804	1,875	626	929	1,249	49.5%	199.5%
Interest	39,122	24,461	10,091	14,661	14,370	59.9%	142.4%
Asset management fees to related party	—	2,655	3,185	(2,655)	(530)	(100.0%)	(16.6%)
Depreciation and amortization	62,232	31,398	16,295	30,834	15,103	98.2%	92.7%
General and administrative	12,615	21,017	329	(8,402)	20,688	(40.0%)	6,288.1%
Net loss from early extinguishment of debt	1,021	283	—	738	283	260.8%	(100.0%)
Other	1,634	2,805	2,459	(1,171)	346	(41.7%)	14.1%

Total expenses	$184,452	$112,802	$46,297	$71,650	$66,505	63.5%	143.6%

As shown in the same space expense and new properties table below, total expenses in the year ended December 31, 2005 increased compared to 2004 primarily as a result of higher operating expenses following acquisition of properties. The increase in total expenses in the year ended December 31, 2004 compared to 2003 was also due to expenses incurred in connection with the completion of our IPO and the related formation transactions. The following table shows expenses for new properties (properties that were not owned for each of the full years ended December 31, 2005 and 2004) and same space properties (in thousands).

	Same space Year Ended December 31,			New properties Year Ended December 31,
	2005	2004	Change	2005	2004	Change
Rental property operating and maintenance	$14,251	$12,278	$1,973	$28,906	$6,696	$22,210
Property taxes	6,622	7,206	(584)	15,245	2,128	13,117
Insurance	735	1,047	(312)	2,069	828	1,241
Interest	18,740	16,467	2,273	20,382	7,994	12,388
Depreciation and amortization	22,004	21,876	128	40,228	9,522	30,706
Net loss from early extinguishment of debt	150	135	15	871	148	723
Other	314	2,690	(2,376)	1,320	115	1,205

Total property related expenses	62,816	61,699	1,117	109,021	27,431	81,590
Asset management fees to related party(1)	—	2,655	(2,655)	—	—	—
General and administrative(1)	12,615	21,017	(8,402)	—	—	—

	$75,431	$85,371	$(9,940)	$109,021	$27,431	$81,590

(1)	Asset management fees to related party and general and administrative expenses are included in same store as they are not allocable to specific properties.

Rental property operating and maintenance expenses included amounts paid to affiliates of CB Richard Ellis Investors for property management and other fees of $1.2 million, $1.1 million and $0.4 million in the years ended December 31, 2005, 2004 and 2003, respectively. Same space rental property and maintenance expenses increased in 2005 compared to 2004 primarily as a result of utility rate increases in the Dallas region.

Property taxes increases in the years presented were primarily a result of new properties acquired in later years leading to a larger expense. Same space property taxes decreased in the year ended December 31, 2005 compared to 2004 primarily due to a favorable outcome of appealing a property tax amount at 4055 Valley View Lane.

Insurance expense increases in the years presented was primarily a result of new properties acquired in later years leading to a larger expense. Same space insurance decreased in the year ended December 31, 2005 compared to 2004 primarily as a result of more favorable insurance rates on our properties following a more established insurance history and claim pattern of properties under our ownership.

Interest expense increases were associated with new mortgage and other secured debt incurred primarily in connection with the properties added to our portfolio. The increase in interest related to property acquisitions in all years presented was partially offset by a reduction in interest related to loans repaid or refinanced. Same space interest expense increased in 2005 compared to 2004 primarily because the interest rates obtained on interest rate swaps upon completion of our IPO in November 2004 were higher than interest rates prevailing throughout 2004. This effect was partially offset by the repayment of $22.0 million of a mezzanine loan in November 2005.

For the years ended December 31, 2004 and 2003 the monthly asset management fee to a related party was based on a fixed percentage of capital commitments by the investors in GI Partners, a portion of which was allocated to the Company Predecessor. Effective as of the completion of our IPO, no such fees are allocated to us.

Depreciation and amortization expense increases were primarily due to our acquisitions of properties leading to a higher portfolio size in later years. We acquired 19, 11 and 8 properties during the years ended December 31, 2005, 2004 and 2003 respectively.

The changes in general and administrative expenses for the years presented was caused by higher expenses in 2005 offset by $17.9 million of compensation expense recorded upon completion of our IPO related to fully vested long-term incentive units granted in connection with the IPO in 2004. As a public company, we are incurring significant legal, accounting and other costs related to corporate governance, Securities and Exchange Commission reporting and other public company overhead. We incurred higher general and administrative expenses as we internalized our accounting functions in 2005, partially related to increased staff necessary to manage the growth of operations. In addition we incurred expenses related to compliance with the requirements of the Sarbanes Oxley Act. Prior to the completion of our IPO, general and administrative expenses were incurred by our Predecessor’s related party asset manager and our Predecessor incurred an asset management fee, which is included separately in the combined statement of operations.

Net loss from early extinguishment of debt related to prepayment costs and the write offs of unamortized deferred financing costs when we prepaid loans. The net loss from early extinguishment of debt increased in the year ended December 31, 2005 compared to 2004 as a result of higher loan prepayments. There were no loan prepayments in 2003.

Other expenses are primarily comprised of write-offs of the carrying amounts for deferred tenant improvements, acquired in place lease value and acquired above market lease values as a result of the early termination of tenant leases. Other expenses during the years presented varied as a result of the level of terminations and the carrying values of the assets associated with the leases that terminated early. Same store other expenses decreased in the year ended December 31, 2005 compared to 2004 primarily as a result of reduced write off or assets following tenant terminations.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

As of December 31, 2005, we had $10.9 million of cash and cash equivalents, excluding $22.1 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements and leasing deposits.

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

As of December 31, 2005 our operating partnership has a $350 million unsecured revolving credit facility (with the option to further increase the unsecured revolving credit facility to $500 million subject to receipt of lender commitments and satisfaction of other conditions). Borrowings under this facility currently bear interest at a rate based on LIBOR plus margin ranging from 1.250% to 1.625%, depending on our operating partnership’s overall leverage, which margin was 1.50% as of December 31, 2005. The unsecured revolving credit facility matures in October 2008, subject to a one-year extension option that we may exercise if certain conditions are met. The amended unsecured revolving credit facility has a $150.0 million sub-facility for foreign exchange advances in Euros and British Sterling. We intend to use available borrowings under the amended unsecured revolving credit facility to, among other things, finance the acquisition of future properties, to fund tenant improvements and capital expenditures, and to provide for working capital and other corporate purposes.

Financing transactions in 2005

On November 10, 2005 we prepaid the outstanding balance of $25.6 million on our 600 West Seventh Street property mortgage. No prepayment fees were incurred as a result of this prepayment.

On November 9, 2005, we prepaid the outstanding balance of $22.0 million for the mezzanine loan on our 34551 Ardenwood Boulevard 1-4, 2334 Lundy Place and 2440 Marsh Lane properties. No prepayment fees were incurred as a result of this prepayment.

On October 4, 2005 we refinanced the mortgage related to our 200 Paul Avenue 1-4 property which resulted in a new loan for $81.0 million at an interest rate of 5.74% which matures on October 8, 2015. Also in October 2005, we terminated the interest rate swap related to this loan and received cash of approximately $0.4 million.

On July 26, 2005, we completed the offering of approximately 5.9 million shares of common stock for total net proceeds, after underwriting discounts and estimated expenses, of $97.8 million, including the proceeds from the exercise of the underwriters’ over-allotment option. Concurrently, we completed the offering of approximately 2.5 million shares of 7.875% Series B cumulative redeemable preferred stock (liquidation preference of $25.00 per share) for total net proceeds, after underwriting discounts and estimated expenses, of $60.5 million, including the proceeds from the exercise of the underwriters’ over-allotment option. We used the net proceeds from the concurrent offerings to reduce borrowings under our unsecured credit facility, to acquire properties and for general corporate purposes.

In February 2005, we completed the offering of 4.14 million shares of our 8.50% series A preferred stock for total net proceeds, after underwriting discounts and estimated expenses, of $99.3 million, including the proceeds from the exercise of the underwriters’ over-allotment option. We used the net proceeds from this offering to reduce borrowings under our unsecured credit facility, acquire properties and for investment and general corporate purposes.

During the year ended December 31, 2005 we purchased the following properties:

Property	Metropolitan Area	Date acquired	Associated mortgage debt ($ millions)	Purchase price ($ millions)
833 Chestnut Street	Philadelphia	Mar. 2005		$59.0
1125 Energy Park Drive	Minneapolis/St. Paul	Mar. 2005	9.7	15.6
350 East Cermak Road	Chicago	May 2005	100.0	141.6
8534 Concord Center Drive	Denver	June 2005		16.5
2401 Walsh Street	Silicon Valley	June 2005		27.4
200 North Nash Street	Los Angeles	June 2005		18.6
2403 Walsh Street	Silicon Valley	June 2005		18.3
4700 Old Ironsides Drive	Silicon Valley	June 2005		16.4
4650 Old Ironsides Drive	Silicon Valley	June 2005		11.8
731 East Trade Street	Charlotte	Aug. 2005	6.1	7.2
113 North Myers	Charlotte	Aug. 2005		4.7
125 North Myers	Charlotte	Aug. 2005		5.3
Paul van Vlissingenstraat 16	Amsterdam, Netherlands	Aug. 2005		17.3
600-780 S. Federal	Chicago	Sept. 2005		39.0
115 Second Avenue	Boston	Oct. 2005		14.3
Chemin de l’Epinglier 2	Geneva, Switzerland	Nov. 2005		12.2
251 Exchange Place	Northern Virginia	Nov. 2005		12.9
7500 & 7520 Metro Center Drive	Austin	Dec. 2005		13.5
3 Corporate Place	New York	Dec. 2005		14.7

			$115.8	$466.3

The purchase price for the 833 Chestnut Street and 1125 Energy Park Drive properties was paid from the proceeds of our offering of series A preferred stock described above along with the assumption of a $9.7 million mortgage loan on the 1125 Energy Park Drive Building. To finance the 350 East Cermak Road purchase we borrowed $100.0 million in the form of a mortgage on the property and also borrowed $35.0 million under our unsecured credit facility.

We acquired 8534 Concord Center Drive from GI Partners. The purchase price of approximately $16.5 million was determined through negotiations between us and GI Partners and was less than the value determined by an independent third party appraiser retained in connection with the acquisition. We funded the purchase price with borrowings under the credit facility. We completed the acquisition of 2401 Walsh Street, 200 North Nash Street, 2403 Walsh Street, 4700 Old Ironsides Drive and 4650 Old Ironsides Drive for a combined purchase price of approximately $92.5 million, which we borrowed under our unsecured credit facility.

Future uses of cash

On January 25, 2006 we purchased a property in Carrollton, Texas for $16.2 million.

On February 6, 2006 we purchased a property in Dublin, Ireland for €5.2 million ($6.3 million at the rate of exchange at the date of purchase) including $0.4 million in Stamp Duty Tax. We also paid an additional $0.8 million in Value Added Tax which we expect to recover in the first quarter of 2006.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of December 31, 2005, we had commitments under leases in effect for $30.0 million of tenant improvement costs and leasing commissions all of which we expect to incur in 2006.

As of December 31, 2005 we have identified from our existing properties approximately 1.1 million square feet of shell condition space as redevelopment space and we also owned approximately 264,000 net rentable square feet of data center space with extensive installed tenant improvements that we may subdivide for multi-tenant turn-key data center use during the next two years rather than lease such space to large single tenants. Turn-Key Data Center space is move-in-ready space for the placement of computer and network equipment required to provide a data center environment. We had leased approximately 123,000 square feet of this space at December 31, 2005. Depending on demand in these buildings, we may incur significant tenant improvement costs to build out and redevelop these spaces.

As of March 7, 2006 we also have signed purchase agreements over the following properties. As we are completing due diligence over these potential acquisitions we can give no assurance that we will complete the purchase of these properties:

•	a property located in Toronto, Canada for approximately $16.0 million

•	a property located in Atlanta for approximately $25.3 million.

On December 3, 2005 we terminated share purchase agreements to acquire 100% of the shares of two German entities which together own IBM Technology Park, an approximately 80 acre technical campus located near Mainz, Germany containing 11 buildings with a total of approximately 1.5 million net rentable square feet. The terminated share purchase agreements provided for an aggregate purchase price, excluding expenses, for 100% of the shares in the two entities of approximately €77.4 million (approximately $93.4 million based on the rate of exchange on March 15, 2006). We are still in discussions with the owner of this property but there can be no assurance that we will acquire this property in the future or if we do so that the price will be similar to the terminated agreements.

We are also subject to the commitments discussed below under “Commitments and Contingencies” and Off-Balance Sheet Arrangements.

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

In 2005 and 2004, we have declared the following dividends:

Date dividend and distribution declared	Share class	Dividend and distribution amount per share	Period covered	Dividend and distribution payable date	Annual equivalent rate of dividend and distribution per share	Dividend and distribution amount (in thousands)
November 8, 2005	Series A Preferred Stock	$0.53125	October 1, 2005 to December 31, 2005	December 30, 2005 to shareholders on record on December 15, 2005.	$2.125	$2,199
November 8, 2005	Series B Preferred Stock	$0.49219	October 1, 2005 to December 31, 2005	December 30, 2005 to shareholders on record on December 15, 2005.	$1.969	1,246
November 8, 2005	Common stock and operating partnership common units and long term incentive units.	$0.26500	October 1, 2005 to December 31, 2005	January 13, 2006 to shareholders on record on December 30, 2005.	$1.060	15,639
August 9, 2005	Series A Preferred Stock	$0.53125	July 1, 2005 to September 30, 2005	September 30, 2005 to shareholders on record on September 15, 2005.	$2.125	2,199
August 9, 2005	Series B Preferred Stock	$0.35547	July 26, 2005 to September 30, 2005	September 30, 2005 to shareholders on record on September 15, 2005.	$1.969	900
August 9, 2005	Common stock and operating partnership common units and long term incentive units.	$0.24375	July 1, 2005 to September 30, 2005	September 30, 2005 to shareholders on record on September 15, 2005.	$0.975	14,338
May 16, 2005	Series A Preferred Stock	$0.53125	April 1, 2005 to June 30, 2005	June 30, 2005 to shareholders on record on June 15, 2005.	$2.125	2,199
May 16, 2005	Common stock and operating partnership common units and long term incentive units.	$0.24375	April 1, 2005 to June 30, 2005	June 30, 2005 to shareholders on record on June 15, 2005.	$0.975	12,905
February 14, 2005	Series A Preferred Stock	$0.30694	February 9, 2005 to March 31, 2005	March 31, 2005 to shareholders on record on March 15, 2005.	$2.125	1,271
February 14, 2005	Common stock and operating partnership common units and long term incentive units.	$0.24375	January 1, 2005 to March 31, 2005	March 31, 2005 to shareholders on record on March 15, 2005.	$0.975	12,905
December 14, 2004	Common stock and operating partnership common units and long term incentive units.	$0.15632	November 3, 2004 to December 31, 2004	January 14, 2005 to shareholders on record on December 31, 2004.	$0.975	8,276

Total 2005 dividends and distributions declared through December 31, 2005:

	Declared in 2004	Declared in 2005	Total
Series A Preferred Stock	—	7,868	7,868
Series B Preferred Stock	—	2,146	2,146
Common stock and operating partnership common units and long term incentive units	8,276	55,787	64,063

	$8,276	$65,801	$74,077

All dividends paid on our common and preferred stock in 2005 were classified as ordinary income for income tax purposes.

Contractual Commitments

The following table summarizes our contractual obligations as of December 31, 2005, including the maturities and scheduled principal on our secured debt and unsecured credit facility debt, and provides information about the commitments due in connection with our ground leases, tenant improvement and leasing commissions (in thousands):

Obligation	Total	2006	2007-2008	2009-2010	Thereafter
Long-term debt principal payments(1)	$746,872	$75,306	$294,108	$145,640	$231,818
Interest payable(2)	212,590	42,824	74,251	32,051	63,464
Ground leases(3)	21,240	407	814	814	19,205
Operating lease	2,432	358	719	794	561
Tenant improvements and leasing commissions	29,998	29,998	—	—	—

	$1,013,132	$148,893	$369,892	$179,299	$315,048

(1)	Includes $181.0 million of borrowings under our unsecured credit facility, which is due to mature in October 2008 and excludes $2.2 million of loan premiums.
(2)	Interest payable is based on the interest rate in effect on December 31, 2005 including the effect of interest rate swaps. Interest payable excluding the effect of interest rate swaps is as follows (in thousands):

2006	$43,896
2007-2008	75,408
2009-2010	32,086
Thereafter	63,464

$214,854

(3)	This is comprised of ground lease payments on 2010 East Centennial Circle, Chemin de l’Epinglier 2 and Paul van Vlissingenstraat 16. After February 2036, rent for the remaining term of the 2010 East Centennial Circle ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information. The Chemin de l’Epinglier 2 ground lease which expires in July 2074 contains potential inflation increases which are not reflected in the table above. The Chemin de l’Epinglier 2 and Paul van Vlissingenstraat 16 amounts are translated at the December 31, 2005 exchange rate of $1.32 per Swiss Franc and $1.18 per € 1.00, respectively.

Paul van Vlissingenstraat 16 is subject to an operating ground lease of approximately $3,000 per month expiring in April 2054. We are obligated to pay the seller of the 350 East Cermak Road a contingent fee of up to $20.0 million in the event a new real estate tax classification for the property is obtained prior to December 31, 2006. We have also agreed with the seller to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 263,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013. As part of the acquisition of Paul van Vlissingenstraat 16, we entered into an agreement with the seller, whereby, for twelve months from the execution of the purchase and sale agreement, our purchase price may increase dependant upon future leasing activity as a result of actions by the seller. The amount of the potential commitment is not currently quantifiable as it is based on a 10% cap rate on the incremental operating income from qualifying new leases that are closed or binding during the participation period. We have no liability for these contingent liabilities on our balance sheet at December 31, 2005.

We are party to interest rate swap agreements with Keybank National Association and Bank of America for approximately $192.9 million of our variable rate debt as of December 31, 2005. Under these swaps, we receive variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt, at December 31, 2005 (in millions):

Debt Summary:
Fixed rate	$355.4
Variable rate—hedged by interest rate swaps	192.9

Total fixed rate	548.3
Variable rate—unhedged	198.6

Total	746.9

Percent of Total Debt:
Fixed rate (including swapped debt)	73.4%
Variable rate	26.6%

Total	100.0%

Effective Interest Rate at December 31, 2005
Fixed rate (including swapped debt)	5.79%
Variable rate—unhedged	5.91%
Effective interest rate	5.82%

At December 31, 2005, we had approximately $746.9 million of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total market capitalization was approximately 33% (based on the closing price of our common stock on December 31, 2005 of $22.63. The variable rate debt shown above bears interest at an interest rate based on various LIBOR rates ranging from one to twelve months, depending on the agreement governing the debt. The debt secured by our properties at December 31, 2005 had a weighted average term to initial maturity of approximately 5.0 years (approximately 5.7 years assuming exercise of extension options).

Unsecured Credit Facility. At December 31, 2005 our operating partnership has an unsecured revolving credit facility with commitments thereunder for $350.0 million (with the option to further increase the unsecured revolving credit facility to $500 million subject to receipt of lender commitments and satisfaction of other conditions). Borrowings under the revolving credit facility currently bear interest at a rate based on LIBOR plus margin ranging from 1.250% to 1.625%, depending on our operating partnership’s overall leverage, which margin was 1.50% as of December 31, 2005. The unsecured revolving credit facility matures in October 2008, subject to a one-year extension option, which we may exercise if certain conditions are met. The unsecured revolving credit facility has a $150.0 million sub-facility for foreign exchange advances in Euros and British Sterling. At December 31, 2005 our operating partnership had outstanding $181.0 million under the revolving credit facility and $56.5 million was available for use.

Off-Balance Sheet Arrangements

At December 31, 2005 we were a party to interest rate cap agreements in connection with certain of our indebtedness and interest rate swap agreements with KeyBank National Association and Bank of America related to $192.9 million of outstanding principal on our variable rate debt. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk.” We were also a party to a foreign currency forward sale contract in connection with our ownership of the 6 Braham Street property in London, England. We terminated this contract in January 2006 and received cash of approximately $0.7 million.

As of December 31, 2005, GI Partners had $1.2 million of letters of credit outstanding that secure obligations relating to two of our properties, 600 West Seventh Street and 7979 East Tufts Avenue. These letters of credit were initially issued in lieu of making deposits required by a local utility and in lieu of establishing a restricted cash account on behalf of a lender. These letters of credit were transferred to us on January 1, 2006. Prior to this transfer, we were reimbursing GI Partners for the costs of maintaining the letters of credit, which payments are less than $5,000 per quarter. We currently have no other off-balance sheet arrangements.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated and combined statements of cash flows in Item 8— “Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004 and Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

The following table shows cash flows and ending cash and cash equivalent balances for the years ended December 31, 2005, 2004 and 2003, respectively (in thousands).

	Year Ended December 31,			Increase
	2005	2004	2003	2005 v 2004	2004 v 2003
Net cash provided from operations	$82,848	$44,638	$27,628	$38,210	$17,010
Net cash used in investing activities	(480,815)	(371,277)	(213,905)	(109,538)	(157,372)
Net cash provided by financing activities	404,340	326,022	187,873	78,318	138,149

Net increase (decrease) in cash and cash equivalents	$6,373	$(617)	$1,596	$6,990	$(2,213)

Cash and cash equivalents at end of year	$10,930	$4,557	$5,174	$6,373	$(617)

The increases in net cash provided by operating activities was primarily due to revenues from the properties added to our portfolio which was partially offset by increased operating and interest expenses. We acquired 19, 11 and 8 properties during the years ended December 31, 2005, 2004 and 2003 respectively.

Net cash used in investing activities primarily consists of new properties acquired during the year. The increases in net cash used in investing activities were due to higher expenditures to acquire more properties in later years.

Net cash flows from financing activities consisted of the following amounts (in thousands).

	Year Ended December 31,
	2005	2004	2003
Net proceeds from borrowings	$209,829	$134,087	$142,183
Proceeds from issuance of stock	258,265	230,798	—
Dividend payments	(58,440)	—	—
Purchase of operating partnership units	—	(91,862)	—
Predecessor net contributions	—	61,670	48,290
Other	(5,314)	(8,671)	(2,600)

Net cash provided by financing activities	$404,340	$326,022	$187,873

We experienced net borrowings in all years as a result of our financing of new property acquisitions. Proceeds from issuance of stock related to our initial public offering in November 2004 and subsequent common and preferred stock offerings in February 2005 and July 2005.

Minority interest

Minority interests relate to the interests in the Operating Partnership that are not owned by us, which, at December 31, 2005, amounted to 53.6% of the Operating Partnership Common Units. In conjunction with the our formation, GI Partners received common units, in exchange for contributing ownership interests in the Predecessor’s properties to the Operating Partnership. Also in connection with acquiring real estate interests owned by third parties, the Operating Partnership issued common units to those sellers. Limited partners who acquired common units in the formation transactions have the right, commencing on or after January 3, 2006, to require the Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to registration rights agreements we entered into with GI Partners and the other third party contributors, we are required to file a shelf registration statement covering the issuance of the shares of our common stock issuable upon redemption of the common units, and the resale of those shares of common stock by the holders. We made the initial filing of this registration statement in November 2005 and currently anticipate that this registration statement will be effective in the first quarter of 2006.

Inflation

Substantially all of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

New Accounting Pronouncements

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. We adopted Interpretation No. 47 for these financial statements ended December 31, 2005 and the there was no material impact on the financial statements from the adoption of this Interpretation.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Reporting Standard (FAS) No. 123 (revised 2004), Share-Based Payment (“FAS No. 123R”), which is a revision of FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS No. 95, Statement of Cash Flows. Registrants were initially required to adopt FAS No. 123R as of the beginning of the first interim or annual period that begins after June 15, 2005. We adopted FAS No. 123R as of October 1, 2005 and there was no material impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments depend upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

Effective November 2004 and May 2005, we entered into interest rate swap agreements with KeyBank National Association and Bank of America to hedge variability in cash flows related to certain of our variable rate debt. The table below summarizes the terms of these interest rate swaps and their fair values as of December 31, 2005 (in thousands):

Current Notional Amount	Strike rate	Effective Date	Expiration date	Fair value
$43,000	3.250%	Nov. 26, 2004	Sept. 15, 2006	$431
21,105	3.754%	Nov. 26, 2004	Jan. 2, 2009	551
20,000	3.824%	Nov. 26, 2004	Apr. 1, 2009	555
8,775	3.331%	Nov. 26, 2004	Dec. 1, 2006	110
100,000	4.025%	May 26, 2005	Jun. 15, 2008	1,620

$192,880				$3,267

If the underlying base interest rates were to increase by 10%, or approximately 47 basis points, the fair value of our interest rate swaps would increase by approximately $1.7 million. If interest rates were to decrease by 10%, or approximately 47 basis points, the fair value of our interest rate swaps would decrease by approximately $1.7 million.

As of December 31, 2005, our total outstanding debt was approximately $749.1 million, which consisted of $565.9 million of principal outstanding for mortgage loans and $2.2 million for the debt premium on two of our mortgage loans and $181.0 million of notes payable under our line of credit. Approximately $391.5 million of our total outstanding debt was variable rate debt and after considering that $192.9 million of such debt is hedged with interest rate swaps, our variable rate debt comprises 26.6% of our total outstanding debt. As of December 31, 2005, the fair value of our outstanding fixed-rate debt approximated $362.6 million compared to the carrying value of $357.6 million, comprised of $355.4 of principal and $2.2 million of debt premium.

If interest rates were to increase by 10%, or approximately 47 basis points, the increase in interest expense on the unhedged variable rate debt would decrease future earnings and cash flows by approximately $0.9 million annually. If fixed interest rates were to increase by 10%, the fair value of our $355.4 million principal amount of outstanding fixed rate debt would decrease by approximately $6.1 million. If interest rates were to decrease by 10%, or approximately 47 basis points, the decrease in interest expense on the unhedged variable rate debt would be approximately $0.9 million annually. If interest rates were to decrease by 10%, the fair value of our $355.4 million principal amount of outstanding fixed rate debt would increase by approximately $6.3 million.

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

We are also party to a foreign currency forward sale contract with a notional value of approximately £7.9 million. We terminated this contract in January 2006 and received cash of approximately $0.7 million. The fair value of this forward contract was $1.0 million as of December 31, 2005 using the currency exchange rate in effect as of that date. We terminated this contract in January 2006 and received cash of approximately $0.7 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Page No.
Consolidated and Combined Financial Statements of Digital Realty Trust, Inc. and Digital Realty Trust, Inc. Predecessor

Management’s Report on Internal Control over Financial Reporting	53

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	54

Report of Independent Registered Public Accounting Firm	55

Consolidated Balance Sheets of Digital Realty Trust, Inc. as of December 31, 2005 and 2004	56

Consolidated and Combined Statements of Operations for Digital Realty Trust, Inc for year ended December 31, 2005 and the period from November 3, 2004 through December 31, 2004, and for Digital Realty Trust, Inc. Predecessor for the period from January 1, 2004 through November 2, 2004 and for the year ended December 31, 2003	57

Consolidated and Combined Statements of Stockholders’ and Owners’ Equity (Deficit) and Comprehensive Income (Loss) for Digital Realty Trust, Inc. for the year ended December 31, 2005 and the period November 3, 2004 through December 31, 2004, and for Digital Realty Trust, Inc. Predecessor for the period from January 1, 2004 through November 2, 2004 and for the year ended December 31, 2003	58

Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	60

Notes to Consolidated and Combined Financial Statements	63

Supplemental Schedule—Schedule III—Properties and Accumulated Depreciation	86

Notes to Schedule III—Properties and Accumulated Depreciation	88

Management’s Report on Internal Control over Financial Reporting

The management of Digital Realty Trust, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in Exchange Act Rules 13a-15(f) or 15(d)-15(f). Our internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial and Investment Officer, we assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 54.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders

Digital Realty Trust, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Digital Realty Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Digital Realty Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Digital Realty Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Digital Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digital Realty Trust, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) for the year ended December 31, 2005 and for the period from November 3, 2004 (commencement of operations) through December 31, 2004, the related combined statements of operations, owners’ equity of Digital Realty Trust, Inc. Predecessor, as defined in note 1 to the financial statements, for the period from January 1, 2004 through November 2, 2004, and the year ended December 31, 2003, the related consolidated statement of cash flows of Digital Realty Trust, Inc. and subsidiaries for the year ended December 31, 2005 and the related consolidated and combined statement of cash flows of Digital Realty Trust, Inc. and subsidiaries and Digital Realty Trust, Inc. Predecessor for the year ended December 31, 2004, and the related combined statement of cash flows of Digital Realty Trust, Inc. Predecessor for the year ended December 31, 2003, and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated and combined financial statements and related financial statement schedule.

/s/ KPMG LLP

San Francisco, California

March 14, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Digital Realty Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) for the year ended December 31, 2005 and for the period from November 3, 2004 (commencement of operations) through December 31, 2004, the related combined statements of operations, owners’ equity of Digital Realty Trust, Inc. Predecessor, as defined in note 1 to the financial statements, for the period from January 1, 2004 through November 2, 2004, and the year ended December 31, 2003, the related consolidated statement of cash flows of Digital Realty Trust, Inc. and subsidiaries for the year ended December 31, 2005 and the related consolidated and combined statement of cash flows of Digital Realty Trust, Inc. and subsidiaries and Digital Realty Trust, Inc. Predecessor for the year ended December 31, 2004, and the related combined statement of cash flows of Digital Realty Trust, Inc. Predecessor for the year ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III, properties and accumulated depreciation. These consolidated and combined financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Realty Trust, Inc. and subsidiaries as of December 31, 2005 and 2004, the consolidated results of operations for the year ended December 31, 2005 and for the period from November 3, 2004 (commencement of operations) through December 31, 2004, the combined results of operations of Digital Realty Trust, Inc. Predecessor, for the period from January 1, 2004 through November 2, 2004, and the year ended December 31, 2003, the consolidated cash flows of Digital Realty Trust, Inc. and subsidiaries for the year ended December 31, 2005, and the consolidated and combined cash flows of Digital Realty Trust, Inc. and subsidiaries and Digital Realty Trust, Inc. Predecessor for the year ended December 31, 2004, and the combined cash flows of Digital Realty Trust, Inc. Predecessor for the year ended December 31, 2003 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, properties and accumulated depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Digital Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California

March 14, 2006

DIGITAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2005	December 31, 2004
ASSETS
Investments in real estate:
Land	$191,961	$129,112
Acquired ground lease	1,477	1,477
Buildings and improvements	941,115	613,058
Tenant improvements	123,957	74,745

Investments in real estate	1,258,510	818,392
Accumulated depreciation and amortization	(64,404)	(30,980)

Net investments in real estate	1,194,106	787,412
Cash and cash equivalents	10,930	4,557
Accounts and other receivables, net of allowance for doubtful accounts of $763 and $362 as of December 31, 2005 and 2004, respectively	7,587	3,051
Deferred rent	25,094	12,236
Acquired above market leases, net of accumulated amortization of $12,154 and $5,659 as of December 31, 2005 and 2004, respectively	48,237	43,947
Acquired in place lease value and deferred leasing costs, net of accumulated amortization of $50,974 and $22,972 as of December 31, 2005 and 2004, respectively	201,141	136,721
Deferred financing costs, net of accumulated amortization of $7,873 and $6,555 as of December 31, 2005 and 2004, respectively	7,659	8,236
Restricted cash	22,123	14,207
Other assets	12,293	2,920

Total Assets	$1,529,170	$1,013,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable under line of credit	$181,000	$44,000
Mortgage loans	568,067	453,498
Other secured loans	—	22,000
Accounts payable and other accrued liabilities	36,869	12,789
Accrued dividends and distributions	15,639	8,276
Acquired below market leases, net of accumulated amortization of $17,190 and $9,528 as of December 31, 2005 and 2004, respectively	67,177	37,390
Security deposits and prepaid rents	11,476	6,276

Total liabilities	880,228	584,229
Commitments and contingencies
Minority interests in consolidated joint ventures	206	997
Minority interests in operating partnership	262,239	254,862
Stockholders’ equity:
Preferred Stock: $0.01 par value, 20,000,000 authorized:
Series A Cumulative Redeemable Preferred Stock, 8.50%, $103,500,000 liquidation preference ($25.00 per share), 4,140,000 issued and outstanding	99,297	—
Series B Cumulative Redeemable Preferred Stock, 7.875%, $63,250,000 liquidation preference ($25.00 per share), 2,530,000 issued and outstanding	60,502	—
Common Stock; $0.01 par value: 100,000,000 authorized, 27,363,408 and 21,421,300 shares issued and outstanding as of December 31, 2005 and December 31, 2004	274	214
Additional paid-in capital	252,562	182,411
Dividends in excess of earnings	(27,782)	(9,517)
Accumulated other comprehensive income, net	1,644	91

Total stockholders’ equity	386,497	173,199

Total liabilities and stockholders’ equity	$1,529,170	$1,013,287

See accompanying notes to the consolidated and combined financial statements.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	The Company		The Predecessor
	Year Ended December 31, 2005	Period from November 3, 2004 through December 31, 2004	Period from January 1, 2004 through November 2, 2004	Year Ended December 31, 2003
Revenues:
Rental	$164,219	$21,232	$67,876	$50,099
Tenant reimbursements	37,454	4,083	12,146	8,661
Other	7,136	30	1,754	4,328

Total revenues	208,809	25,345	81,776	63,088

Expenses:
Rental property operating and maintenance	43,157	5,173	13,801	8,624
Property taxes	21,867	2,085	7,249	4,688
Insurance	2,804	472	1,403	626
Interest	39,122	5,547	18,914	10,091
Asset management fees to related party	—	—	2,655	3,185
Depreciation and amortization	62,232	7,373	24,025	16,295
General and administrative	12,615	20,725	292	329
Loss from early extinguishment of debt	1,021	283	—	—
Other	1,634	57	2,748	2,459

Total expenses	184,452	41,715	71,087	46,297

Income (loss) before minority interests	24,357	(16,370)	10,689	16,791
Minority interests in consolidated joint ventures	12	(13)	37	(149)
Minority interests in operating partnership	(8,268)	10,214	—	—

Net income (loss)	16,101	(6,169)	$10,726	$16,642

Preferred stock dividends	(10,014)	—

Net income (loss) available to common stockholders	$6,087	$(6,169)

Basic and diluted income (loss) per share available to common stockholders	$0.25	$(0.30)

Weighted average common shares outstanding:
Basic	23,986,288	20,770,875
Diluted	24,221,732	20,770,875

See accompanying notes to the consolidated and combined financial statements.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ AND

OWNERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Series A Preferred Stock	Series B Preferred Stock	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Dividends In Excess of Earnings	Accumulated Other Comprehensive Income, net	Owner’s Equity	Total
Predecessor:
Balance at December 31, 2002	$—	$—	—	$—	$—	$—	$463	$82,714	$83,177
Contributions	—	—	—	—	—	—	—	131,181	131,181
Distributions	—	—	—	—	—	—	—	(82,891)	(82,891)
Net income	—	—	—	—	—	—	—	16,642	16,642
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	(158)		(158)

Comprehensive income									16,484

Balance at December 31, 2003	—	—	—	—	—	—	305	147,646	147,951
Contributions	—	—	—	—	—	—	—	130,264	130,264
Distributions	—	—	—	—	—	—	—	(68,971)	(68,971)
Net income	—	—	—	—	—	—	—	10,726	10,726
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	33		33

Comprehensive income									10,759

Balance at November 2, 2004	—	—	—	—	—	—	338	219,665	220,003
The Company:
Reclassify Predecessor owner’s equity	—	—	—	—	219,665	—	—	(219,665)	—
Net proceeds from sale of common stock	—	—	21,421,300	214	230,584	—	—	—	230,798
Record minority interests	—	—	—	—	(267,851)	—	(201)	—	(268,052)
Amortization of deferred compensation regarding share-based awards, net of minority interests	—	—	—	—	13	—	—	—	13
Dividends	—	—	—	—	—	(3,348)	—	—	(3,348)
Net loss	—	—	—	—	—	(6,169)	—	—	(6,169)
Other comprehensive loss—Fair value of interest rate swaps, net of minority interests	—	—	—	—	—	—	(11)	—	(11)
Other comprehensive loss—Foreign currency translation adjustments, net of minority interests	—	—	—	—	—	—	(35)	—	(35)

Comprehensive loss									(6,215)

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ AND

OWNERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)—(Continued)

(in thousands, except share data)

	Series A Preferred Stock	Series B Preferred Stock	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Dividends In Excess of Earnings	Accumulated Other Comprehensive Income, net	Owner’s Equity	Total
Balance at December 31, 2004	—	—	21,421,300	214	182,411	(9,517)	91	—	173,199
Issuance of series A preferred stock, net of offering costs	99,297	—	—	—	—	—	—		99,297
Issuance of series B preferred stock, net of offering costs	—	60,502	—	—	—	—	—		60,502
Net proceeds from sale of common stock	—	—	5,870,891	59	97,713	—	—		97,772
Issuance of restricted stock			13,063	—	—				—
Exercise of stock options	—	—	58,154	1	717	—	—		718
Reallocation between minority interests and stockholders’ equity resulting from changes in the relative ownership	—	—	—	—	(28,494)	—	—		(28,494)
Amortization of deferred compensation regarding share-based awards, net of minority interests	—	—	—	—	215	—	—		215
Dividends declared on preferred stock	—	—	—	—	—	(10,014)	—		(10,014)
Dividends declared on common stock	—	—	—	—	—	(24,352)	—		(24,352)
Net income	—	—	—	—	—	16,101	—		16,101
Other comprehensive income—Foreign currency translation adjustments, net of minority interests	—	—	—	—	—	—	(27)		(27)
Other comprehensive income—Fair value of interest rate swaps, net of minority interests							1,365		1,365
Other comprehensive income—Reclassification of other comprehensive income to interest expense, net of minority interests	—	—	—	—	—	—	215		215

Comprehensive income									17,654

Balance at December 31, 2005	$99,297	$60,502	27,363,408	$274	$252,562	$(27,782)	$1,644	$—	$386,497

See accompanying notes to the consolidated and combined financial statements.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	The Company	The Company and the Predecessor	The Predecessor
	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Cash flows from operating activities:
Net income	$16,101	$4,557	$16,642
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests in operating partnership	8,268	(10,214)	—
Minority interests in consolidated joint ventures	(12)	(24)	149
Distributions to joint venture partner	—	(288)	(240)
Write-off of net assets (liabilities) due to early lease terminations	(228)	2,204	2,094
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground lease	33,750	18,254	9,480
Amortization over the vesting period of the fair value of equity compensation	318	32	—
Compensation expense for fully vested long-term incentive units granted	—	17,887	—
Amortization of deferred financing costs	2,921	4,590	816
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	571	283	—
Amortization of debt premium	(138)	(903)	(970)
Amortization of acquired in place lease value and deferred leasing costs	28,482	13,144	6,815
Amortization of acquired above market leases and acquired below market leases, net	(1,866)	(190)	(1,892)
Changes in assets and liabilities:
Accounts and other receivables	(4,336)	(2,287)	1,101
Deferred rent	(12,952)	(7,065)	(3,769)
Deferred leasing costs	(3,706)	(2,216)	(2,009)
Other assets	244	(906)	(1,686)
Accounts payable and other accrued liabilities	9,875	5,567	(482)
Security deposits and prepaid rents	5,556	3,009	1,579
Asset management fees to related party	—	(796)	—

Net cash provided by operating activities	82,848	44,638	27,628

Cash flows from investing activities:
Acquisitions of properties (including $16.5 million paid to GI Partners in 2005)	(450,984)	(348,507)	(210,318)
Deposits paid for acquisitions of properties	(430)	(500)	—
Change in restricted cash	(7,916)	(13,556)	(651)
Improvements to investments in real estate	(21,485)	(8,714)	(2,936)

Net cash used in investing activities	(480,815)	(371,277)	(213,905)

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	The Company	The Company and the Predecessor	The Predecessor
	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Cash flows from financing activities:
Borrowings on line of credit	$393,755	$202,381	$91,436
Repayments on line of credit	(256,755)	(202,817)	(100,000)
Proceeds from mortgage loans	181,000	266,951	131,420
Principal payments on mortgage loans	(86,171)	(103,044)	(2,673)
Proceeds from other secured loans	—	—	22,000
Principal payments on other secured loans	(22,000)	(29,384)	—
Proceeds from note payable under bridge loan	—	243,686	—
Principal payments on note payable under bridge loan	—	(243,686)	—
Payment of loan fees and costs	(4,773)	(9,495)	(3,000)
Contributions from joint venture partners	65	1,500	400
Return of capital to joint venture partners	—	(676)	—
Purchase of operating partnership units	—	(91,862)	—
Contributions from owner of the Predecessor	—	130,264	131,181
Distributions to owner of the Predecessor	—	(68,594)	(82,891)
Settlement of foreign currency forward sale contract	(2,519)	—	—
Reimbursement by GI Partners of settlement cost of foreign currency forward sale contract	1,911	—	—
Gross proceeds from the sale of common stock	104,502	257,058	—
Gross proceeds from the sale of preferred stock	166,750	—	—
Common stock offering costs paid	(6,952)	(26,260)	—
Preferred stock offering costs paid	(6,753)	—	—
Proceeds from exercise of employee stock options	718
Payment of dividends to preferred stockholders	(10,014)	—	—
Payment of dividends to common stockholders and distributions to limited partners of operating partnership	(48,424)	—	—

Net cash provided by financing activities	404,340	326,022	187,873

Net increase (decrease) in cash and cash equivalents	6,373	(617)	1,596
Cash and cash equivalents at beginning of year	4,557	5,174	3,578

Cash and cash equivalents at end of year	$10,930	$4,557	$5,174

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$35,056	$19,955	$10,088

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	The Company	The Company and the Predecessor	The Predecessor
	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Supplementary disclosure of noncash investing and financing activities:
Decrease in net assets related to foreign currency translation adjustments	$(27)	$(81)	$(158)
Accrual of dividends and distributions	15,639	8,276	—
Increase in other assets related to increase in fair value of interest rate swaps	3,294	—	—
Distribution of receivables to owner of the Company’s Predecessor	—	375	—
Reclassification of owner’s equity to minority interest in the Operating Partnership	28,801	268,052	—
Reduction in loan balance and related reduction in purchase price for the property	—	500	—
Accrual for additions to investments in real estate included in accounts payable and accrued expenses	1,324	1,139	1,859
Allocation of purchase of properties to:
Investments in real estate	414,476	405,414	180,546
Accounts and other receivables	200	—	—
Acquired above market leases	14,365	36,707	10,614
Acquired below market leases	(32,485)	(22,789)	(6,964)
Acquired in place lease value	79,476	90,047	26,122
Other assets (includes $3.3 million of refundable value added tax in 2005)	3,786	—	—
Mortgage loans assumed	(15,838)	(77,213)	—
Other secured loan assumed	—	(11,884)	—
Operating Partnership Units issued to acquire properties	—	(71,230)	—
Loan premium	(2,333)	(545)	—
Accounts payable and other accrued liabilities	(11,508)	—	—
Reverse minority interest in consolidated joint venture	845	—	—

Cash paid for acquisition of properties	450,984	348,507	210,318
Operating Partnership Units issued in connection with acquisition of the minority interest in a joint venture	—	4,748	—
Minority interest in joint venture reclassified to minority interest in Operating Partnership	—	(2,959)	—
Increase to components of net investment foreign currency hedge upon settlement:
Investment in real estate	5,304	—	—
Mortgage loans	(3,307)	—	—
Other accrued liabilities	(1,997)	—	—
Increase in deferred compensation and additional paid in capital related to:
Issuance of restricted stock	307	—	—
Issuance of stock options	401	842	—
Issuance of class C profits interests	4,230	—	—

See accompanying notes to the consolidated and combined financial statements.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, “we” or the Company) is engaged in the business of owning, acquiring, repositioning and managing technology-related real estate. As of December 31, 2005 our portfolio consists of 43 properties; 40 are located throughout the United States and three are located in Europe. Our properties are diversified in major markets where corporate data center and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York, Philadelphia, San Francisco and Silicon Valley metropolitan areas. The portfolio consists of Internet gateway properties, data center properties, technology manufacturing properties and regional or national headquarters of technology companies.

The Operating Partnership was formed on July 21, 2004 in anticipation of our initial public offering (IPO). Effective as of the completion of our IPO on November 3, 2004, including exercise of the underwriters’ over-allotment option, we, as sole general partner, owned a 40.5% common interest. As a result of our February 2005 and July 2005 stock offerings, as of December 31, 2005, we own a 46.4% common interest and a 100% preferred interest in the Operating Partnership. We have control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace the general partner or approve the sale or refinancing of the Operating Partnership’s assets, although they do have certain protective rights.

We completed our IPO on November 3, 2004 and commenced operations on that date. The IPO resulted in the sale of 20,000,000 shares of common stock at a price per share of $12.00, generating gross proceeds to us of $240.0 million. Our aggregate proceeds, net of underwriters’ discounts, commissions and financial advisory fees and other offering costs were approximately $214.9 million. On November 30, 2004, an additional 1,421,300 shares of common stock were sold at $12.00 per share as a result of the underwriters’ exercising their over-allotment option. This resulted in additional net proceeds of approximately $15.9 million to us.

On February 9, 2005, we completed the offering of 4.14 million shares of 8.50% Series A cumulative redeemable preferred stock (liquidation preference $25.00 per share) for total net proceeds, after underwriting discounts and other offering costs, of $99.3 million, including the proceeds from the exercise of the underwriters’ over-allotment option. The net proceeds from this offering were used to reduce borrowings under our unsecured credit facility, acquire properties and for investment and general corporate purposes.

On July 26, 2005, we completed the offering of 2.53 million shares of 7.875% Series B cumulative redeemable preferred stock (liquidation preference $25.00 per share) for total net proceeds, after underwriting discounts and other offering costs, of $60.5 million, including the proceeds from the exercise of the underwriters’ over-allotment option. On July 26, 2005 we also completed the offering of 5.87 million shares of common stock for total net proceeds, after underwriting discounts and other offering costs, of $97.8 million, including the proceeds from the exercise of the underwriters’ over-allotment option. The net proceeds from these offerings were used to reduce borrowings under our unsecured credit facility, acquire properties and for investment and general corporate purposes.

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

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Beginning November 3, 2004 the financial statements presented are our consolidated financial statements. The financial statements presented for periods prior to November 3, 2004 are the combined financial statements of the Predecessor.

Pursuant to a contribution agreement among GI Partners, the owner of the Predecessor and the Operating Partnership, certain of GI Partners’ properties in exchange for limited partnership interests in the Operating Partnership (Units) and the assumption of debt and other specified liabilities. Additionally, pursuant to contribution agreements between the Operating Partnership and third parties, which were also executed in July 2004, the Operating Partnership received contributions of interests in certain additional real estate properties in exchange for Units and the assumption of specified liabilities.

We purchased a portion of the Units that were issued to GI Partners (which Units were subsequently allocated out to certain members of GI Partners) immediately following the completion of the IPO and upon exercise of the underwriters’ over-allotment option, the aggregate purchase price of which was $91.9 million. The purchase price was equal to the value of the Operating Partnership units based on the IPO price of our stock, net of underwriting discounts and commissions and financial advisory fees.

We have operated in a manner that we believe has enabled us to qualify and have elected to be treated, as a Real Estate Investment Trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, (the Code) as amended.

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

The accompanying combined financial statements of the Predecessor include the wholly owned real estate subsidiaries and two majority-owned real estate joint ventures that GI Partners contributed to the Operating Partnership on October 27, 2004 in connection with the IPO. Intercompany balances and transactions have been eliminated. The interests of the joint venture partners, all of whom are third parties, are reflected in minority interests in the accompanying combined financial statements.

The accompanying financial statements of the Predecessor do not include the real estate subsidiaries for a property owned by GI Partners that is subject to a right of first offer agreement, whereby the Operating Partnership has the right to make the first offer to purchase this property if GI Partners decides to sell it, nor do the combined financial statements of the Predecessor include another right of first offer property that we acquired from GI Partners during 2005. The accompanying combined financial statements of the Predecessor also do not include any of GI Partners’ investments in privately held companies, which GI Partners did not contribute to the Operating Partnership.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The accompanying combined statements of the Predecessor include an allocation of GI Partners’ line of credit to the extent that such borrowings and the interest expense relate to acquisitions of the real estate owned by the subsidiaries and joint ventures that GI Partners contributed to the Operating Partnership. Additionally, the accompanying combined financial statements of the Predecessor include an allocation of asset management fees to a related party incurred by GI Partners along with an allocation of the liability for any such fees that were unpaid as of December 31, 2003 and an allocation of GI Partners’ general and administrative expenses. Although neither the Company nor the Operating Partnership were parties to the agreement requiring the payment of the asset management fees, an allocation of such fees has been included in the accompanying combined financial statements since such fees were essentially the Company Predecessor’s historical general and administrative expense. The Predecessor did not directly incur personnel costs, home office space rent or other general and administrative expenses that subsequent to the completion of the IPO are incurred directly by the Company and the Operating Partnership. These types of expenses were historically incurred by the asset manager and were passed through to GI Partners via the asset management fee.

(b) Cash Equivalents

For purpose of the consolidated and combined statements of cash flows, the Company considers short-term investments with maturities of 90 days or less when purchased to be cash equivalents. As of December 31, 2005 and 2004, cash equivalents consist of investments in a money market fund.

(c) Investments in Real Estate

Investments in real estate are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Acquired ground leases	Terms of the related ground leases
Buildings and improvements	5-39 years
Tenant improvements	Shorter of the useful lives or the terms of the related leases

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred.

(d) Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Management believes no impairment in the net carrying value of the investments in real estate has occurred.

(e) Purchase Accounting for Acquisition of Investments in Real Estate

Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired from third parties. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

primarily of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, value of tenant relationships and acquired ground leases, based in each case on their fair values. Loan premiums, in the case of above market rate loans, or loan discounts, in the case of below market loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

The fair values of the tangible assets of an acquired property are determined based on comparable land sales for land and replacement costs adjusted for physical and market obsolescence for the improvements. The fair values of the tangible assets of an acquired property are also determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs.

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

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

In addition to the intangible value for above market leases and the intangible negative value for below market leases, there is intangible value related to having tenants leasing space in the purchased property, which is referred to as in-place lease value and tenant relationship value. Such value results primarily from the buyer of a leased property avoiding the costs associated with leasing the property and also avoiding rent losses and unreimbursed operating expenses during the lease up period. The estimated avoided costs and avoided revenue losses are calculated and this aggregate value is allocated between in-place lease value and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for the Company’s real estate because such value and its consequence to amortization expense is immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the value of above-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. The estimated future amortization of intangible assets and liabilities (assuming no early termination of leases acquired) at December 31, 2005 is as follows (in thousands):

	Acquired above market lease value	Acquired in place lease value	Acquired below market lease value
2006	$6,742	$28,621	$(9,417)
2007	6,450	27,724	(9,011)
2008	6,450	26,912	(8,693)
2009	6,025	25,656	(7,555)
2010	5,023	23,716	(5,953)
Thereafter	17,547	61,822	(26,548)

	$48,237	$194,451	$(67,177)

(f) Capitalization of costs.

We capitalize pre-acquisition costs related to probable property acquisitions. We also capitalize direct and indirect costs related to construction and development, including property taxes, insurance and financing costs relating to space under development. Costs previously capitalized related to any property acquisitions no longer considered probable are written off. Interest capitalized during the year ended December 31, 2005 was $0.3 million and no interest was capitalized during the years ended December 31, 2004 and 2003.

(g) Deferred Leasing Costs

Deferred leasing commissions and other direct and indirect costs associated with the acquisition of tenants are capitalized and amortized on a straight line basis over the terms of the related leases.

(h) Foreign Currency Translation

Assets and liabilities of the subsidiaries that own real estate investments outside the United States are translated into U.S. dollars using exchange rates as of the balance sheet dates. Income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are recorded as a component of accumulated other comprehensive income. Net income for the year ended December 31, 2005 included $0.6 million of foreign exchange transaction gains which was classified within other revenues in the accompanying consolidated and combined statement of operations. No such income was recognized in 2004 or 2003.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(i) Foreign Currency Forward Contract

The Company accounts for its foreign currency hedging activities in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, and FASB Statement No. 52, Foreign Currency Translation .

Changes in the fair value of foreign currency forward contracts used as a hedge of a net investment in a foreign operation that are highly effective and qualify as foreign currency hedges are recorded as a component of accumulated other comprehensive income.

(j) Deferred Financing Costs

Loan fees and costs are capitalized and amortized over the life of the related loans on a straight-line basis, which approximates the effective interest method. Such amortization is included as a component of interest expense.

(k) Restricted Cash

Restricted cash consists of deposits for real estate taxes and insurance and other amounts as required by our loan agreements including funds for leasing costs and improvements related to unoccupied space.

(l) Offering Costs

Underwriting commissions and other offering costs are reflected as a reduction in additional paid-in capital.

(m) Share Based Compensation

We account for share based compensation, including stock options and fully vested long-term incentive units granted in connection with the IPO, using the fair value method of accounting. The estimated fair value of each of the long-term incentive units granted in connection with our IPO was equal to the IPO price of our stock and such amount was recorded as an expense upon closing of the IPO since those long-term incentive units were fully vested as of the grant date. The estimated fair value of the stock options granted by us is being amortized over the vesting period of the stock options. The estimated fair value of the Class C Partnership units (discussed in note 8) is being amortized over the expected service period of five years.

(n) Derivative Financial Instruments

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

Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Our objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Through December 31, 2005, we used such derivatives to hedge the variable cash flows associated with floating rate debt.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transactions affect earnings as a component of interest expense, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. For derivatives designated as net investment hedges, changes in the fair value of the derivative are reported in other comprehensive income (outside of earnings) as part of the cumulative translation adjustment. As of December 31, 2005, no derivatives were designated as fair value hedges. Additionally, we do not use derivatives for trading or speculative purposes.

(o) Income Taxes

We have elected to be treated and believe that we have operated in a manner that has enabled us to qualify as a Real Estate Investment Trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, (the Code) as amended. As a REIT, we generally are not required to pay federal corporate income taxes on our taxable income to the extent it is currently distributed to our stockholders.

However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code including tests related to annual operating results, asset composition, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that we will be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

We have elected to treat two of the Operating Partnership’s subsidiaries as taxable REIT subsidiaries (each, a TRS). In general, a TRS may perform non-customary services for tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). Our TRS’s are subject to corporate federal and state income taxes based on their taxable income. These rates are generally those rates which are charged for regular corporate entities. Income taxes are recorded using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded against the combined federal and state net deferred taxes reducing the deferred tax asset to a net amount. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of December 31, 2005 the TRS’s have available net operating loss carryforwards for federal and state income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of future realizability, management has fully offset the net deferred tax assets with a valuation allowance.

To the extent that any foreign taxes are incurred by the subsidiaries invested in real estate located outside of the United States, a provision is made for such taxes.

No provision has been made in the combined financial statements of the Predecessor for U.S. income taxes, as any such taxes are the responsibility of GI Partners’ Members, as GI Partners is a limited liability company.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(p) Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rent in the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts and other receivables.

Tenant reimbursements for real estate taxes, common area maintenance, and other recoverable costs are recognized in the period that the expenses are incurred. Lease termination fees, which are included in other income in the accompanying statements of operations, are recognized over the new remaining term of the lease, effective as of the date the lease modification is finalized, assuming collection is probable.

A provision for loss is made if the collection of the receivable balances related to contractual rent, rent recorded on a straight-line basis, tenant reimbursements and lease termination fees are considered to be doubtful.

(q) Asset Retirement Obligations

We record accruals for estimated retirement obligations, as required by SFAS No. 143, “Accounting for Asset Retirement Obligations” and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. At December 31, 2005 the amount included in accounts payable and other accrued liabilities on our consolidated balance sheet was approximately $0.8 million and the equivalent asset is recorded at $0.7 million, net of amortization. No amount was recognized at December 31, 2004 for these conditional asset retirement obligations as we adopted FIN 47 in 2005.

(r) Management’s Estimates

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

3. Minority Interests in the Operating Partnership

Minority interests in the Operating Partnership relate to the interests that are not owned by us. The following table shows the ownership interest in the Operating Partnership at December 31, 2005 and December 31, 2004.

	December 31, 2005		December 31, 2004
	Common units and long term incentive units	Percentage of total	Common units and long term incentive units	Percentage of total
The Company	27,363,408	46.4%	21,421,300	40.5%
Minority interest consisting of:
GI Partners	23,699,359	40.2	23,699,359	44.8
Third Parties	6,331,511	10.7	6,331,511	11.9
Employees (long term incentive units, see note 8)	1,622,671	2.7	1,490,561	2.8

	59,016,949	100.0%	52,942,731	100.0%

In conjunction with the our formation, GI Partners received common units, in exchange for contributing ownership interests in the Predecessor’s properties to the Operating Partnership. Also in connection with

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

acquiring real estate interests owned by third parties, the Operating Partnership issued common units to those sellers. Limited partners who acquired common units in the formation transactions have the right, commencing on or after January 3, 2006, to require the Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to registration rights agreements we entered into with GI Partners and the other third party contributors, we are required to file a shelf registration statement covering the issuance of the shares of our common stock issuable upon redemption of the common units, and the resale of those shares of common stock by the holders. We made the initial filing of this registration statement in November 2005 and anticipate that this registration statement will be effective in the first quarter of 2006. Richard Magnuson, the Executive Chairman of our board of directors, Michael Foust, our Chief Executive Officer and a member of our board of directors, and Scott Peterson, our Senior Vice President, Acquisitions, are minority indirect investors in GI Partners.

Under the terms of certain third parties’ (the eXchange parties) contribution agreement signed in the final quarter of 2004, we have agreed to indemnify each eXchange party against adverse tax consequences in the event the Operating Partnership directly or indirectly, sells, exchanges or otherwise disposes of (whether by way of merger, sale of assets or otherwise) in a taxable transaction any interest in 200 Paul Avenue 1-4 or 1100 Space Park Drive until the earlier of November 3, 2013 and the date on which these contributors hold less than 25% of the Units issued to them in the formation transactions consummated concurrently with the IPO.

Under the eXchange parties’ contribution agreement, we agreed to make $20.0 million of indebtedness available for guaranty by theses parties until the earlier of November 3, 2013 and the date on which these contributors or certain transferees hold less than 25% of the Units issued to them in the formation transactions consummated concurrently with the IPO.

4. Investment in Real Estate

We had the following investments in real estate at December 31, 2005 and 2004.

As of December 31, 2005, 39%, 15% and 12% of our net investments in real estate related to properties located in California, Texas and Illinois, respectively. As of December 31, 2004 50% and 21% of the carrying value of our properties related to properties located in California and Texas, respectively.

We have a 98% ownership interest in a joint venture that owns a property known as 7979 East Tufts Avenue. The minority partner’s 2% share is reflected in minority interests in the accompanying financial statements. Distributions from this joint venture are allocated based on the stated percentage interests until distributions exceed the amount required to return all capital plus a 15% return. After that, disproportionate allocations are made based on the formulas described in the joint venture agreement whereby the 2% joint venture partner is allocated a larger share.

At December 31, 2004, we owned a 75% tenancy-in-common interest in 3065 Gold Camp Drive and an unrelated third party held the remaining 25% of the tenancy-in-common. On January 7, 2005, the third-party owner of the remaining 25% interest in this property exercised its option to require us to purchase its 25% interest. The purchase price for the remaining 25% interest was $4.1 million. The acquisition was completed on January 21, 2005.

The Predecessor had a 90% ownership interest in 2323 Bryan Street, a property located in Texas. The minority partner’s 10% share is reflected in minority interests in the accompanying combined financial statements through November 3, 2004 when such interest was purchased by us upon completion of the IPO.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

5. Debt

A summary of outstanding indebtedness as of December 31, 2005 and 2004 is as follows (in thousands):

Properties	Interest Rate		Maturity Date		Principal Outstanding December 31, 2005		Principal Outstanding December 31, 2004
100 Technology Center Drive—Mortgage	LIBOR + 1.70	%(1)	Apr. 1, 2009		$20,000		$20,000
200 Paul Avenue 1-4—Mortgage	LIBOR + 3.17	%(1)(2)	—		—		46,749
200 Paul Avenue 1-4—Mortgage	5.74%		Oct. 8, 2015		81,000		—
34551 Ardenwood Boulevard 1-4, 2334 Lundy Place, 2440 Marsh Lane—Mortgage	LIBOR + 1.59	%(1)	Aug. 9, 2006	(4)	43,000		43,000
34551 Ardenwood Boulevard 1-4, 2334 Lundy Place, 2440 Marsh Lane—Mezzanine	LIBOR + 5.75%		—		—		22,000
375 Riverside Parkway—Mortgage	LIBOR + 1.85	%(1)	Nov. 25, 2006	(3)	8,775		8,775
6 Braham Street—Mortgage	6.85%		Oct. 31, 2009		22,490	(5)	22,672	(5)
600 West Seventh Street—Mortgage	LIBOR + 4.25	%(6)			—		25,964
731 East Trade Street—Mortgage	8.22%		Jul. 1, 2020		6,042		—
3065 Gold Camp Drive Bridge Loan	LIBOR + 2.00%		—		—		7,950
4055 Valley View Lane—Mortgage	LIBOR + 1.20	%(1)	Jan. 1, 2009		21,150		21,645
350 East Cermak Road—Mortgage	LIBOR + 2.20	%(1)(8)	Jun. 9, 2008	(3)	100,000		—
1125 Energy Park Drive—Mortgage	7.62	%(9)	Mar. 1, 2032		9,675		—
47700 Kato Road & 1055 Page Avenue—Mortgage	LIBOR + 2.25%		Dec. 31, 2006	(3)	17,540		17,965
7979 East Tufts Avenue—Mortgage	5.14%		Jan. 10, 2009		26,000		26,000
2323 Bryan Street—Mortgage(10)	6.04%		Nov. 6, 2009		57,282		57,943
Secured Term Debt(11)	5.65%		Nov. 11, 2014		152,918		154,835
Unsecured Credit Facility(12)	LIBOR + 1.500%		Oct. 31, 2008	(7)	181,000		44,000

Total principal outstanding					746,872		519,498
Loan premium—1125 Energy Park Drive and 731 East Trade Street mortgages					2,195		—

Total indebtedness					$749,067		$519,498

(1)	We have entered into interest rate swap agreements as a cash flow hedge for these loans. The total variable rate debt subject to the swap agreements was $192.9 million and $140.2 million as of December 31, 2005 and December 31, 2004, respectively. See note 10 for further information.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(2)	This mortgage was repaid in October 2005. This was the weighted average interest rate as of December 31, 2004. The first note, in a principal amount of $45.0 million, bore interest at a rate of LIBOR + 3.0% per annum and the second note, in a principal amount of $1.7 million, bore interest at a rate of LIBOR + 7.0% per annum.
(3)	Two one-year extensions are available, which we may exercise if certain conditions are met.
(4)	A 13-month extension and a one-year extension are available, which we may exercise if certain conditions are met.
(5)	Based on exchange rates of $1.72 to £1.00 as of December 31, 2005 and $1.61 to £1.00 as of December 31, 2004.
(6)	Subject to a 2.5% LIBOR floor.
(7)	A one-year extension option is available.
(8)	This is the weighted average interest rate as of December 31, 2005. The first note, in a principal amount of $80.0 million, bears interest at a rate of LIBOR + 1.375% per annum and the second note, in a principal amount of $20.0 million, bears interest at a rate of LIBOR + 5.5% per annum.
(9)	If the loan is not repaid by March 1, 2012, the interest rate increases to the greater of 9.62% or the then treasury rate plus 2%.
(10)	This loan is also secured by a $5.0 million letter of credit.
(11)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans are cross-collateralized by the six properties.
(12)	The interest rate under our unsecured credit facility equals either (i) LIBOR plus a margin of between 1.250% and 1.625% or (ii) the greater of (x) the base rate announced by the lender and (y) the federal funds rate, plus a margin of between 0.375% – 0.750%. In each case, the margin is based on our leverage ratio. We incur a fee equal ranging from 0.15% to 0.25% for the unused portion of our unsecured credit facility.

Net loss from early extinguishment of debt related to prepayment costs and unamortized deferred financing costs write offs of assets when we prepaid loans. We repaid loans in 2005 over our 600 West Seventh Street and 200 Paul Avenue 1-4 properties and mezzanine debt over our 34551 Ardenwood Boulevard 1-4, 2334 Lundy Place, 2440 Marsh Lane properties.

As of December 31, 2005, principal payments due for our loans are as follows (in thousands):

2006	$75,306
2007	7,119
2008	286,989
2009	141,086
2010	4,554
Thereafter	231,818

Total	$746,872

On October 31, 2005, our operating partnership entered into an amendment of its existing unsecured revolving credit facility to raise the commitments thereunder to $350.0 million (with the option to further increase the unsecured revolving credit facility to $500 million subject to receipt of lender commitments and satisfaction of other conditions), reduce the applicable margin on advances by 12.5 basis points and extend the maturity by one year. Borrowings under the amended unsecured revolving credit facility currently bear interest at a rate based on LIBOR plus a margin ranging from 1.250% to 1.625%, depending on our operating partnership’s overall leverage, which margin was 1.50% as of December 31, 2005. The amended unsecured revolving credit

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

facility matures in October 2008, subject to a one-year extension option. The amended unsecured revolving credit facility has a $150.0 million sub-facility for foreign exchange advances in Euros and British Sterling. As of December 31, 2005, approximately $181.0 million was drawn under this facility. The credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios and maintain a pool of unencumbered assets. In addition except to enable us to maintain our status as a REIT for federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined, for such period, subject to certain other adjustments. As of December 31, 2005, we believe that we were in compliance with all the covenants.

Some of the loans impose penalties upon prepayment. The terms of the following mortgage loans do not permit prepayment of the loan prior to the dates listed below:

Loan	Date
4055 Valley View Lane	January 2006
100 Technology Center Drive	March 2006
350 East Cermak Road	May 2006
2323 Bryan Street	August 2009
200 Paul Avenue 1-4	November 2010
1125 Energy Park Drive	December 2011
Secured Term Debt	September 2014

6. Income (loss) per Share

The following is a summary of the elements used in calculating basic and diluted income per share (in thousands, except share and per share amounts):

	Year ended December 31, 2005	November 3, 2004 to December 31, 2004
Net income	$16,101	$(6,169)
Preferred dividends	(10,014)	—

Income (loss) allocable to common stockholders	$6,087	$(6,169)

Weighted average shares outstanding-basic	23,986,288	20,770,875
Potentially dilutive common shares:
Stock options	235,444	—

Weighted average shares outstanding—diluted	24,221,732	20,770,875

Income (loss) per share:
Basic	$0.25	$(0.30)
Diluted	$0.25	$(0.30)

For the year ended December 31, 2005 and the period from November 3, 2004 to December 31, 2004, weighted average Operating Partnership units of 31,539,155 and 31,521,431, respectively, were excluded from the computation of diluted earnings per share as their effect would not be dilutive. For the period November 3, 2004 through December 31, 2004 the potentially dilutive shares related to stock options for 924,902 shares were not included in the loss per share calculation, as the effect is antidilutive.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

7. Stockholders Equity

(a) Redeemable Preferred Stock

Underwriting discounts and commissions and other offering costs totaling approximately $7.0 million are reflected as a reduction to preferred stock in the accompanying consolidated balance sheet.

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

(b) Common Shares and Units

A common unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. The common units are further discussed in note 3 and the long term incentive units are discussed in note 8.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(c) Dividends

We have declared the following dividends and equivalent distributions on common units in our Operating Partnership for the year ended December 31, 2005 and the period from November 3, 2004 to December 31, 2004.

Date dividend and distribution declared	Share class	Dividend and distribution amount per share	Period covered	Dividend and distribution payable date	Annual equivalent rate of dividend and distribution per share	Dividend and distribution amount (in thousands)
November 8, 2005	Series A Preferred Stock	$0.53125	October 1, 2005 to December 31, 2005	December 30, 2005 to shareholders on record on December 15, 2005.	$2.125	$2,199
November 8, 2005	Series B Preferred Stock	$0.49219	October 1, 2005 to December 31, 2005	December 30, 2005 to shareholders on record on December 15, 2005.	$1.969	1,246
November 8, 2005	Common stock and operating partnership common units and long term incentive units.	$0.26500	October 1, 2005 to December 31, 2005	January 13, 2006 to shareholders on record on December 30, 2005.	$1.060	15,639
August 9, 2005	Series A Preferred Stock	$0.53125	July 1, 2005 to September 30, 2005	September 30, 2005 to shareholders on record on September 15, 2005.	$2.125	2,199
August 9, 2005	Series B Preferred Stock	$0.35547	July 26, 2005 to September 30, 2005	September 30, 2005 to shareholders on record on September 15, 2005.	$1.969	900
August 9, 2005	Common stock and operating partnership common units and long term incentive units.	$0.24375	July 1, 2005 to September 30, 2005	September 30, 2005 to shareholders on record on September 15, 2005.	$0.975	14,338
May 16, 2005	Series A Preferred Stock	$0.53125	April 1, 2005 to June 30, 2005	June 30, 2005 to shareholders on record on June 15, 2005.	$2.125	2,199
May 16, 2005	Common stock and operating partnership common units and long term incentive units.	$0.24375	April 1, 2005 to June 30, 2005	June 30, 2005 to shareholders on record on June 15, 2005.	$0.975	12,905
February 14, 2005	Series A Preferred Stock	$0.30694	February 9, 2005 to March 31, 2005	March 31, 2005 to shareholders on record on March 15, 2005.	$2.125	1,271
February 14, 2005	Common stock and operating partnership common units and long term incentive units.	$0.24375	January 1, 2005 to March 31, 2005	March 31, 2005 to shareholders on record on March 15, 2005.	$0.975	12,905
December 14, 2004	Common stock and operating partnership common units and long term incentive units.	$0.15632	November 3, 2004 to December 31, 2004	January 14, 2005 to shareholders on record on December 31, 2004.	$0.975	8,276

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Total 2005 dividends and distributions declared through December 31, 2005:

	Declared in 2004	Declared in 2005	Total
Series A Preferred Stock	—	7,868	7,868
Series B Preferred Stock	—	2,146	2,146
Common stock and operating partnership common units and long term incentive units.	8,276	55,787	64,063

	$8,276	$65,801	$74,077

All dividends paid on our common and preferred stock in 2005 were classified as ordinary income for income tax purposes.

(d) Stock Options

The fair value of each option granted under the 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the weighted-average assumptions listed below for grants in 2005 and 2004. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. The expense recorded for the year ended December 31, 2005 and the period from November 3, 2004 to December 31, 2004 was approximately $0.2 million and $32,000 respectively. Deferred compensation representing the unvested portion of the stock options totaled $1.0 million and $0.8 million as of December 31, 2005 and 2004, respectively and is included in additional paid-in capital in the accompanying consolidated balance sheets. We expect to recognize this deferred compensation over the next 3.4 years on a weighted average basis.

The following table shows the weighted-average assumptions used to calculate the fair value of the stock options granted for the year ended December 31, 2005 and the period from November 3, 2004 to December 31, 2004:

	Year ended December 31, 2005	November 3, 2004 to December 31, 2004
Dividend yield	5.61%	7.92%
Expected life of option	120 months	120 months
Risk-free interest rate	4.48%	4.11%
Expected stock price volatility	21.42%	22.29%

A summary of the stock option activity for the 2004 Incentive Award Plan the year ended December 31, 2005 and the period from November 3, 2004 to December 31, 2004 is as follows:

	Year ended December 31, 2005		November 3, 2004 to December 31, 2004
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding, beginning of period	924,902	$12.16	—	$—
Granted	156,000	18.88	924,902	12.16
Exercised	(58,154)	12.33	—	—
Cancelled	(82,907)	12.61	—	—

Options outstanding, end of period	939,841	$13.27	924,902	$12.16

Exercisable, end of period	154,712	$12.05	—	—

Weighted-average fair value of options granted during the period		$2.57		$0.91

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, we had 939,841 stock options outstanding, with exercise prices ranging from $12.00 to $20.37. At December 31, 2005, outstanding stock options totaling 819,841 and all of the exercisable options had exercise prices between $12.00 and $14.50 and 120,000 outstanding stock options had an exercise price of $20.37. The weighted-average remaining contractual life of these options at December 31, 2005 was 9.0 years. At December 31, 2005 the weighted average fair value of exercisable stock options measured at their grant date was approximately $0.1 million.

8. Incentive Plan

(a) Incentive Award Plan

Our 2004 Incentive Award Plan provides for the grant of incentive awards to employees, directors and consultants. Awards issuable under the 2004 Incentive Award Plan include stock options, restricted stock, dividend equivalents, stock appreciation rights, long-term incentive units, cash performance bonuses and other incentive awards. Only employees are eligible to receive incentive stock options under the 2004 Incentive Award Plan. We have reserved a total of 4,474,102 shares of common stock for issuance pursuant to the 2004 Incentive Award Plan, subject to certain adjustments set forth in the 2004 Incentive Award Plan. As of December 31, 2005, 587,039 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the 2004 Incentive Award Plan. Each long-term incentive and Class C unit issued under the 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2004 Incentive Award Plan and the individual award limit discussed below.

(b) Long Term Incentive Units

Long-term incentive units may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. Long-term incentive units, whether vested or not, will receive the same quarterly per unit distributions as common units in the Operating Partnership, which equal per share distributions on our common stock. Initially, long-term incentive units do not have full parity with common units with respect to liquidating distributions. Upon the occurrence of specified events, long-term incentive units may over time achieve full parity with common units in the Operating Partnership for all purposes, and therefore accrete to an economic value for participants equivalent to our common stock on a one-for-one basis. If such parity is reached, vested long-term incentive units may be converted into an equal number of common units of the Operating Partnership at any time, and thereafter enjoy all the rights of common units of the Operating Partnership.

In connection with the IPO an aggregate of 1,490,561 of fully vested long-term incentive units were issued and compensation expense totaling $17.9 million was recorded at the completion of the IPO. Parity was reached for these units on February 9, 2005 upon completion of our series A preferred stock offering.

(c) Class C Profits Interests Units

During the final quarter of 2005, we granted to each of our named executive officers and certain other employees an award of Class C Profits Interest Units (Class C Units) of the Operating Partnership under our 2004 Incentive Award Plan. If the performance condition and the other vesting conditions are satisfied with respect to a Class C Unit, as described below, the Class C Unit will be treated in the same manner as the existing long-term incentive units issued by the Operating Partnership.

The Class C Units subject to each award will vest based on the achievement of a 10% or greater compound annual total shareholder return, as defined, for the period from the grant date through earlier of September 30, 2008 and the date of a change of control of our Company (the Performance Condition) combined with the

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

employee’s continued service with our company or the Operating Partnership through September 30, 2010. Upon achievement of the performance condition, the Class C units will receive the same quarterly per unit distribution as common units in the operating partnership.

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

Except in the event of a change in control of our company, 60% of the Class C Units that satisfy the Performance Condition will vest at the end of the three year performance period and an additional 1/60th of such Class C Units will vest on the date of each monthly anniversary thereafter, provided that the employee’s service has not terminated prior to the applicable vesting date.

To the extent that any Class C Units fail to satisfy the Performance Condition, such Class C Units will automatically be cancelled and forfeited by the employee. In addition, any Class C Units which are not eligible for pro rata vesting in the event of a termination of the employee’s employment due to death or disability or without cause (or for good reason, if applicable) will automatically be cancelled and forfeited upon a termination of the employee’s employment.

In the event that the value of the employee’s allocated portion of the award pool that satisfies the performance condition equates to a number of Class C Units that is greater than the number of Class C Units awarded to the executive, we will make an additional payment to the executive in the form of a number of shares of our restricted stock equal to the difference subject to the same vesting requirements as the Class C Units.

A portion of the award pool remains unallocated and available for grants to other future senior executives or to the then current grantees (including the named executive officers) if the Compensation Committee determines that the award pool percentage allocated to one or more of such executives should be increased.

On October 26, 2005, the Operating Partnership amended and restated its agreement of limited partnership in order to create the Class C Units. The Class C Units awarded and award pool percentages with respect to the awards made in 2005 to our named Executive Officers and others are as follows:

	Number of Class C units	Award Pool percentage
Richard A. Magnuson	333,333	26.5%
Michael F. Foust	250,000	19.8%
A. William Stein	166,667	13.2%
Scott E. Peterson	166,667	13.2%
Christopher J. Crosby	80,000	6.3%
Others	183,333	14.6%
Unallocated at December 31, 2005	80,000	6.4%

	1,260,000	100.0%

The fair value of these awards of approximately $4.0 million will be recognized as compensation expense over the expected service period of five years. We recognized compensation expense related to these Class C units of $0.2 million in the year ended December 31, 2005. If the Performance Condition is not met, the amount of unamortized amount will be recognized as an expense at that time.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(d) 401(k) Plan

We have a 401(k) plan whereby our employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Internal Revenue Code. The 401(k) Plan complies with Internal Revenue Service requirements as a 401(k) Safe Harbor Plan whereby discretionary contributions made by us are 100% vested. The aggregate cost of our contributions to the 401(k) Plan was approximately $0.1 million for the year ended December 31, 2005, and we incurred no cost during the years ended December 31, 2004 and 2003.

9. Fair Value of Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

The estimates of the fair value financial instruments at December 31, 2005 and 2004, respectively, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. As described in note 10, the interest rate cap, interest rate swap and foreign currency forward sale contracts are recorded at fair value.

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

At December 31, 2005 the aggregate fair value of our mortgage and other secured loans is estimated to be $754.1 million compared to the carrying value of $749.1 million. As of December 31, 2004 the fair value of our loans was estimated to be approximately $530.9 million compared to a carrying value of $519.5 million.

10. Derivative Instruments

In November 2004 and May 2005, we entered into interest rate swaps to hedge variability in cash flows related to certain of our mortgage loans. The fair value of such derivatives was $3.3 million and ($27,000) at December 31, 2005 and December 31, 2004. For the year ended December 31, 2005, the change in net unrealized gains for derivatives designated as cash flow hedges was $3.3 million, and is separately disclosed in the statement of comprehensive income, as reduced by the amount allocated to minority interests.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, we estimate that $2.0 million of accumulated other comprehensive income will be reclassified to earnings as a reduction to interest expense during the year ending December 31, 2006 as the hedged forecasted transactions impact earnings.

The table below summarizes the terms of these interest rate swaps and their fair values as of December 31, 2005 (in thousands):

Current Notional Amount	Strike Rate	Effective Date	Expiration Date	Fair Value
$43,000	3.250%	Nov. 26, 2004	Sept. 15, 2006	$431
21,105	3.754	Nov. 26, 2004	Jan. 2, 2009	551
20,000	3.824	Nov. 26, 2004	Apr. 1, 2009	555
8,775	3.331	Nov. 26, 2004	Dec. 1, 2006	110
100,000	4.025	May 26, 2006	Jun. 15, 2008	1,620

$192,880				$3,267

We also have LIBOR interest rate caps as required by the lenders that are not designated as hedges. The fair values of the caps were immaterial as of December 31, 2005 and December 31, 2004.

In 2003, the Predecessor entered into a foreign currency forward sale contract of approximately £7.9 million, with a delivery date of January 24, 2005, to hedge the equity investment in 6 Braham Street, located in London, England. On January 24, 2005, we settled our obligations under this arrangement for a payment of approximately $2.5 million and entered into a new forward contract of the same notional amount expiring in January 2006. On February 4, 2005, GI Partners reimbursed us for $1.9 million of the $2.5 million settlement since it was determined that the negative value associated with the forward contract that we assumed was not otherwise factored into the determination of the number of common units that were granted to GI Partners in exchange for our interests in 6 Braham Street.

The forward contracts had been designated as net investment hedges and the contracts had values of $1.0 million and ($2.8) million on December 31, 2005 and December 31, 2004, respectively. The change in value of the derivative was recorded in other comprehensive income (loss) as a part of the cumulative translation adjustments. The $1.9 million received from GI Partners was recorded as other comprehensive income during the year ended December 31, 2005, when GI Partners agreed to pay such amount. The cumulative translation adjustment amounts included in other comprehensive income (loss) related to the net investment hedge will be reclassified to earnings when the hedged investment is sold or liquidated. We terminated this contract in January 2006 and received cash of approximately $0.7 million.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

11. Tenant Leases

The future minimum lease payments to be received (excluding operating expense reimbursements) by us as of December 31, 2005, under non-cancelable operating leases are as follows (in thousands):

2006	$169,565
2007	170,167
2008	168,275
2009	164,545
2010	150,483
Thereafter	601,772

Total	$1,424,807

For the years ended December 31, 2005 and 2004 revenues recognized from Savvis Communications comprised approximately 11.4% and 11.1% of total revenues, respectively. For the year ended December 31, 2005, Qwest Communications International, Inc. comprised approximately 10.3% of total revenues. Other than noted here, for the years ended December 31, 2005, 2004 and 2003 no single tenant comprised more than 10% of total revenues.

12. Related Party Transactions

We paid additional compensation, not encompassed in the management fee, to affiliates of CB Richard Ellis, an affiliate of GI Partners for real estate services. The following schedule presents fees incurred by us and the Predecessor and earned by affiliates of CB Richard Ellis Investors (in thousands):

Year ended December 31,	2005	2004	2003
Lease commissions	$751	$411	$1,092
Brokerage fees	—	—	491
Property management fees and other	$1,191	1,068	406

	$1,942	$1,479	$1,989

In April 2005, we entered into two agreements with Linc Facility Services, LLC, or LFS primarily for personnel providing for operations and maintenance repairs of the mechanical, electrical, plumbing and general building service systems of five of our properties. LFS belongs to The Linc Group, which GI Partners has owned since late 2003. Our consolidated statement of operations includes expenses approximately $0.7 million for these services for the year ended December 31, 2005 and we owed LFS approximately $67,000 at December 31, 2005.

Asset management fees incurred by GI Partners totaling approximately $2.7 million and $3.2 million for the period from January 1, 2004 to November 2, 2004 and the year ended December 31, 2003, respectively have been allocated to the Predecessor. These fees were paid to an affiliate of GI Partners. Although neither we nor the Operating Partnership are or will be parties to the agreement requiring the payment of the asset management fees, an allocation of such fees has been included in the accompanying combined financial statements of the Predecessor. This is because this fee is essentially the Predecessor’s historical general and administrative expense as the Predecessor did not directly incur personnel costs, home office space rent or other general and administrative expenses that are incurred directly by us and the Operating Partnership subsequent to the completion of the IPO. These types of expenses were historically incurred by the asset manager and were passed through to GI Partners via the asset management fee.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

We acquired 8534 Concord Center Drive from GI Partners in May 2005 for approximately $16.5 million. As of December 31, 2005, GI Partners had $1.2 million of letters of credit outstanding that secure obligations relating to two of our properties, 600 West Seventh Street and 7979 East Tufts Avenue. These letters of credit were initially issued in lieu of making deposits required by a local utility and in lieu of establishing a restricted cash account on behalf of a lender. These letters of credit were transferred to us on January 1, 2006. Prior to December 31, 2005 we reimbursed GI Partners for the costs of maintaining the letters of credit, which payments were less than $5,000 per quarter.

13. Commitments and Contingencies

(a) Operating Leases

We have a ground lease obligation on 2010 East Centennial Circle that expires in 2082. After February 2036, rent for the remaining term of the 2010 East Centennial Circle ground lease will be determined based on a fair market value appraisal of the property and, as result, rent after February 2036 is excluded from the minimum commitment information below.

We have ground leases on Paul van Vlissingenstraat 16 which we acquired in August 2005 that expires in 2054 and a ground lease over Chemin de l’Epinglier 2 which we acquired in November 2005 that expires in July 2074. We have an operating lease for our current headquarters which we occupied in June 2005 and expires in May 2012 with an option to extend the lease until September 2017.

Rental expense for these three leases was $440,000, $339,000 and $198,000 for the years ended December 31, 2005, 2004 and 2003 respectively.

The minimum commitment under these leases as of December 31, 2005 was as follows (in thousands):

2006	$765
2007	765
2008	768
2009	804
2010	804
Thereafter	19,766

Total	$23,672

(b) Contingent liabilities

The seller of 350 East Cermak Road can earn an additional $20.0 million by obtaining a change in the real estate tax classification prior to December 31, 2006. We have also agreed with the seller to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 260,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013. As part of the acquisition of Paul van Vlissingenstraat 16, we entered into an agreement with the seller, whereby, for twelve months from the execution of the purchase and sale agreement, our purchase price may increase dependant upon future leasing activity as a result of actions by the seller. The amount of the potential commitment is not currently quantifiable as it is based on a 10% cap rate on the incremental operating income from qualifying new leases that are closed or binding during the participation period. We have recorded no liability for these contingent liabilities on our consolidated balance sheet at December 31, 2005.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(c) Purchase commitments

At December 31, 2005 we had signed agreements to acquire a property located in Dublin, Ireland and Carrollton, Texas. We acquired both of these properties in the first quarter of 2006.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of December 31, 2005, we had commitments under leases in effect for approximately $30.0 million of tenant improvement costs and leasing commissions all of which we expect to incur in 2006.

14. Quarterly Financial Information (unaudited)

The tables below reflect selected quarterly information for us and the Predecessor for the years ended December 31, 2005 and 2004. Certain amounts have been reclassified to conform to the current year presentation (in thousands except share amounts).

	Three Months Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Total revenues	$62,947	$56,556	$49,663	$39,643
Income before minority interests	5,939	6,049	7,474	4,895
Net income	4,601	4,425	4,335	2,739
Net income available to common stockholders	1,157	1,326	2,136	1,468
Basic net income per share available to common stockholders	0.04	0.05	0.10	0.07
Diluted net income per share available to common shareholders	0.04	0.05	0.10	0.07

	Three Months Ended
	December 31, 2004(1)	September 30, 2004	June 30, 2004	March 31, 2004
Total revenues	$36,205	$29,346	$22,800	$18,770
Income before minority interests	(15,569)	3,387	2,994	3,507
Net income	(5,359)	3,359	3,096	3,461
Basic and diluted net income per share available to common stockholders(2)	(0.30)

(1)	Represents consolidated operating results for the period from November 3, 2004 to December 31, 2004 and combined operating results for the Predecessor for the period from October 1, 2004 to November 2, 2004. The operating results and net loss per share for the quarter ended December 31, 2004 may not be comparable to future expected results since they include various IPO-related charges.
(2)	The net loss per share—basic and diluted is for the period from November 3, 2004 to December 31, 2004. This may not be comparable to future net income (loss) per share since it includes the effect of various IPO-related charges.

15. Subsequent Events

On February 14, 2006 we signed an agreement to acquire a property located in Toronto, Canada for approximately $16.0 million.

On February 14, 2006 we signed an agreement to acquire a property located in Atlanta, Georgia for approximately $25.3 million.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

On February 6, 2006 we purchased a property in Dublin, Ireland for Euros 5.2 million ($6.3 million at the rate of exchange at the date of purchase) including $0.4 million in Stamp Duty Tax. We also paid an additional $0.8 million in Value Added Tax which we expect to recover in the first quarter of 2006.

On January 6, 2006 we acquired 4025 Midway Road in Carrollton, Texas, a suburb of Dallas for approximately $16.2 million.

On February 27, 2006, we declared the following distributions per share and the Operating Partnership made an equivalent distribution per unit.

Share class	Series A Preferred Stock	Series B Preferred Stock	Common stock
Dividend and distribution amount	$0.53125	$0.49219	$0.265
Dividend and distribution payable date	March 31, 2006	March 31, 2006	March 31, 2006
Dividend payable to shareholders of record on:	March 15, 2006	March 15, 2006	March 15, 2006
Annual equivalent rate of dividend and distribution	$2.125	$1.96875	$1.06

DIGITAL REALTY TRUST, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

(In thousands)

	Metropolitan Area	Encum- brances		Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition(A) or construction(C)
				Land	Acquired ground lease	Buildings and improvements	Impro- vements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
36 NE 2nd Street	Miami	18,005		1,942	—	24,184	94	—	1,942	—	24,278	26,220	(2,874)	2002	(A)
2323 Bryan Street	Dallas	57,282		1,838	—	77,604	6,305	—	1,838	—	83,909	85,747	(10,691)	2002	(A)
6 Braham Street	London, England	22,490		3,776	—	28,166	3,848	—	3,776	—	32,014	35,790	(2,891)	2002	(A)
300 Boulevard East	New York	46,171		5,140	—	48,526	9,282	—	5,140	—	57,808	62,948	(5,383)	2002	(A)
2334 Lundy Place	Silicon Valley	13,000	(1)	3,607	—	23,008	—	—	3,607	—	23,008	26,615	(2,494)	2002	(A)
34551 Ardenwood Boulevard 1-4	Silicon Valley	25,000	(1)	15,330	—	32,419	1,749	—	15,330	—	34,168	49,498	(3,810)	2003	(A)
2440 Marsh Lane	Dallas	5,000	(1)	1,477	—	10,330	4	—	1,477	—	10,334	11,811	(1,095)	2003	(A)
2010 East Centennial Circle	Phoenix	—		—	1,477	16,472	—	—	—	1,477	16,472	17,949	(1,256)	2003	(A)
375 Riverside Parkway	Atlanta	8,775		1,250	—	11,578	189	—	1,250	—	11,767	13,017	(870)	2003	(A)
3300 East Birch Street	Los Angeles	7,843		3,777	—	4,611	420	—	3,777	—	5,031	8,808	(672)	2003	(A)
4055 Valley View Lane	Dallas	21,150		3,643	—	22,060	371	—	3,643	—	22,431	26,074	(2,070)	2003	(A)
47700 Kato Road & 1055 Page Avenue	Silicon Valley	17,540		5,272	—	20,166	—	—	5,272	—	20,166	25,438	(1,163)	2003	(A)
7979 East Tufts Avenue	Denver	26,000		3,662	—	29,183	3,826	—	3,662	—	33,009	36,671	(4,364)	2003	(A)
100 Technology Center Drive	Boston	20,000		2,957	—	22,417	252	—	2,957	—	22,669	25,626	(1,519)	2004	(A)
4849 Alpha Road	Dallas	11,050		2,983	—	10,650	19	—	2,983	—	10,669	13,652	(786)	2004	(A)
600 West Seventh Street	Los Angeles	—		18,478	—	50,824	2,333	—	18,478	—	53,157	71,635	(3,112)	2004	(A)
2045 & 2055 LaFayette Street	Silicon Valley	—		6,065	—	43,817	—	—	6,065	—	43,817	49,882	(2,223)	2004	(A)
100 & 200 Quannapowitt Parkway	Boston	35,812		12,416	—	26,154	533	—	12,416	—	26,687	39,103	(1,999)	2004	(A)
11830 Webb Chapel Road	Dallas	34,037		5,881	—	34,473	131	—	5,881	—	34,604	40,485	(1,896)	2004	(A)
150 South First Street	Silicon Valley	—		2,068	—	29,214	265	—	2,068	—	29,479	31,547	(1,084)	2004	(A)
3065 Gold Camp Drive	Sacramento	—		1,886	—	10,686	115	—	1,886	—	10,801	12,687	(497)	2004	(A)
200 Paul Avenue 1-4	San Francisco	81,000		14,427	—	75,777	759	—	14,427	—	76,536	90,963	(2,980)	2004	(A)
1100 Space Park Drive	Silicon Valley	—		5,130	—	18,206	1,976	—	5,130	—	20,182	25,312	(993)	2004	(A)
3015 Winona Avenue	Los Angeles	—		6,534	—	8,356	27	—	6,534	—	8,383	14,917	(402)	2004	(A)
833 Chestnut Street	Philadelphia	—		5,738	—	42,249	1,088	—	5,738	—	43,337	49,075	(2,114)	2005	(A)
1125 Energy Park Drive	Minneapolis/ St. Paul	10,512	(2)	2,775	—	10,761	—	—	2,775	—	10,761	13,536	(339)	2005	(A)
350 East Cermak Road	Chicago	100,000		8,466	—	103,232	1,231	—	8,466	—	104,463	112,929	(2,472)	2005	(A)

DIGITAL REALTY TRUST, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION—(Continued)

DECEMBER 31, 2005

(In thousands)

	Metropolitan Area	Encum- brances		Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition(A) or construction(C)
				Land	Acquired ground lease	Buildings and improvements	Impro- vements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
8534 Concord Center Drive	Denver	—		2,181	—	11,561	14	—	2,181	—	11,575	13,756	(315)	2005	(A)
2401 Walsh Street	Silicon Valley	—		5,775	—	19,267	9	—	5,775	—	19,276	25,051	(330)	2005	(A)
200 North Nash Street	Los Angeles	—		5,514	—	11,695	6	—	5,514	—	11,701	17,215	(214)	2005	(A)
2403 Walsh Street	Silicon Valley	—		5,504	—	9,727	6	—	5,504	—	9,733	15,237	(195)	2005	(A)
4700 Old Ironsides Drive	Silicon Valley	—		2,865	—	4,540	1	—	2,865	—	4,541	7,406	(128)	2005	(A)
4650 Old Ironsides Drive	Silicon Valley	—		4,562	—	12,503	1	—	4,562	—	12,504	17,066	(247)	2005	(A)
731 East Trade Street	Charlotte	7,400	(3)	1,748	—	5,727	—	—	1,748	—	5,727	7,475	(63)	2005	(A)
113 North Myers	Charlotte	—		1,098	—	3,127	—	—	1,098	—	3,127	4,225	(48)	2005	(A)
125 North Myers	Charlotte	—		1,271	—	3,738	—	—	1,271	—	3,738	5,009	(42)	2005	(A)
Paul van Vlissingenstraat 16	Amsterdam, Netherlands	—		—	—	15,255	423	—	—	—	15,678	15,678	(214)	2005	(A)
600-780 S. Federal	Chicago	—		7,801	—	27,718	52	—	7,801	—	27,770	35,571	(241)	2005	(A)
115 Second Avenue	Boston	—		1,691	—	12,569	—	—	1,691	—	12,569	14,260	(102)	2005	(A)
Chemin de l’Epinglier 2	Geneva, Switzerland	—		—	—	20,071	—	—	—	—	20,071	20,071	(113)	2005	(A)
251 Exchange Place	Northern Virginia	—		1,622	—	10,425	—	—	1,622	—	10,425	12,047	(37)	2005	(A)
7500 & 7520 Metro Center Drive	Austin	—		1,687	—	11,637	—	—	1,687	—	11,637	13,324	(54)	2005	(A)
3 Corporate Place	New York	—		2,124	—	12,678	—	—	2,124	—	12,678	14,802	—	2005	(A)
Other		—		—	—	2,382	—	—	—	—	2,382	2,382	(12)

		568,067		191,961	1,477	1,029,743	35,329	—	191,961	1,477	1,065,072	1,258,510	(64,404)

(1)	This is an allocation of a $43,000 loan secured by three properties.
(2)	The balance shown includes an unamortized premium of $837.
(3)	The balance shown includes an unamortized premium of $1,358.

See accompanying report of independent registered public accounting firm.

DIGITAL REALTY TRUST, INC.

NOTES TO SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2005

(In thousands)

(1) Tax Basis Cost

The aggregate gross cost of Digital Realty Trust, Inc. (the company) properties for federal income tax purposes approximated $1,335.7 million (unaudited) as of December 31, 2005.

(2) Historical Cost and Accumulated Depreciation and Amortization

The following table reconciles the historical cost of the Company’s properties for financial reporting purposes for each of the years in the three year period ended December 31, 2005.

	The Company Year Ended December 31, 2005	The Company and the Predecessor Year Ended December 31, 2004	The Predecessor Year Ended December 31, 2004
Balance, beginning of year	$818,392	$404,763	$220,630
Additions during period (acquisitions and improvements)	440,934	414,877	184,673
Deductions during period (write-off of tenant improvements)	(816)	(1,248)	(540)

Balance, end of year	$1,258,510	$818,392	$404,763

The following table reconciles accumulated depreciation and amortization of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2005.

	The Company Year Ended December 31, 2005	The Company and the Predecessor Year Ended December 31, 2004	The Predecessor Year Ended December 31, 2004
Balance, beginning of year	$30,980	$13,026	$3,621
Additions during period (depreciation and amortization expense)	33,626	18,207	9,480
Deductions during period (write-off of tenant improvements)	(202)	(253)	(75)

Balance, end of year	$64,404	$30,980	$13,026

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated and combined financial statements or the notes thereto.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Categorical Standards for Board Service and Audit Committee Financial Expert” will be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Securities Act of 1333 concerning our directors and executive officers set forth under the heading entitled “Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

We have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure. In addition, as required by Section 303A.12 of the NYSE Listed Company Manual, the Company’s Chief Executive Officer made his annual certification to the NYSE on December 19, 2005 stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE, except that the proxy statement filed by the Company on April 6, 2005 did not disclose, as required by the Commentary to Section 303A.03 of the NYSE Listed Company Manual, the name of the director chosen to preside at executive sessions of non-management directors or, if the same individual is not the presiding director at all executive sessions, the procedure by which a presiding director is selected for each executive session. This information is contained in our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning our security ownership of certain beneficial owners and management and equity compensation plan information required by Item 12 will be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions required by Item 13 will be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
3.1(2)	Articles of Amendment and Restatement of Digital Realty Trust, Inc.

3.2(2)	Amended and Restated Bylaws of Digital Realty Trust, Inc.

3.3(4)	Articles Supplementary creating the Series A Preferred Stock of Digital Realty Trust, Inc.

3.4(9)	Articles Supplementary creating the Series B Preferred Stock of Digital Realty Trust, Inc.

4.1(1)	Specimen Certificate for Common Stock for Digital Realty Trust, Inc.

4.2(3)	Specimen Certificate for Series A Preferred Stock for Digital Realty Trust, Inc.

4.3(8)	Specimen Certificate for Series B Preferred Stock for Digital Realty Trust, Inc.

10.1(2)	Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

10.2(4)	Second Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

10.3(9)	Third Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

10.4(11)	Fourth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

10.5(2)	Registration Rights Agreement among Digital Realty Trust, Inc. and the persons named therein.

10.6(2)	2004 Incentive Award Plan of Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P.

10.7(1)	Form of Indemnification Agreement between Digital Realty Trust, Inc. and its directors and officers.

10.8(1)	Executive Chairman Agreement between Digital Realty Trust, Inc. and Richard Magnuson.

10.9(1)	Employment Agreement between Digital Realty Trust, Inc. and Michael Foust.

10.10(1)	Employment Agreement between Digital Realty Trust, Inc. and A. William Stein.

10.11(1)	Employment Agreement between Digital Realty Trust, Inc. and Scott E. Peterson.

10.12	Employment Agreement between Digital Realty Trust, Inc. and Christopher J. Crosby, Jr..

10.13(2)	Non-competition Agreement between Digital Realty Trust, Inc. and Global Innovation Partners, LLC.

10.14(1)	Contribution Agreement, dated as of July 31, 2004, by and between Global Innovation Partners, LLC and Digital Realty Trust, L.P.

10.15(1)	Contribution Agreement, dated as of July 31, 2004, by and among San Francisco Wave eXchange, LLC, Santa Clara Wave eXchange, LLC and eXchange colocation, LLC, Digital Realty Trust, L.P. and Digital Realty Trust, Inc.

10.16(1)	Contribution Agreement, dated as of July 31, 2004, by and between Pacific-Bryan Partners, L.P. and Digital Realty Trust, L.P.

10.17(1)	Option Agreement (Carrier Center) dated as of July 31, 2004.

10.18(1)	Right of First Offer Agreement (Denver Data Center) dated as of July 31, 2004.

10.19(1)	Right of First Offer Agreement (Frankfurt) dated as of July 31, 2004.

Exhibit
10.20(1)	Allocation Agreement, dated as of July 31, 2004, entered into by and between Global Innovation Partners, LLC and Global Innovation Contributor, LLC.

10.21(1)	Unit Purchase Agreement, dated as of July 31, 2004, entered into by and between Digital Realty Trust, Inc. and Global Innovation Contributor, LLC.

10.22(1)	Allocation Agreement, dated as of July 31, 2004, entered into by and between Global Innovation Partners, LLC and State of California Public Employees’ Retirement System, a unit of the State and Consumer Service Agency of the State of California.

10.23(1)	Unit Purchase Agreement, dated as of July 31, 2004, entered into by and between Digital Realty Trust, Inc. and State of California Public Employees’ Retirement System, a unit of the State and Consumer Service Agency of the State of California.

10.24(1)	Loan Agreement, dated as of March 31, 2004, entered into by and between Global Innovation Partners, LLC and Digital Realty Trust, Inc.

10.25(1)	Purchase and Sale Agreement, dated as of September 16, 2004, by and between Global Innovation Partners, LLC and Digital Realty Trust, L.P.

10.26(2)	Registration Rights Agreement among Digital Realty Trust, Inc. and the persons named therein (option and right of first offer agreement).

10.27(1)	Loan and Security Agreement, dated as of August 18, 2003, between Global Marsh Property Owner, L.P. and German American Capital Corporation.

10.28(1)	Omnibus First Amendment to Loan Documents, dated as of November 10, 2003, by and among Global Marsh Property Owner, L.P., Global Innovation Partners, LLC and German American Capital Corporation.

10.29(1)	Note, dated as of August 18, 2003, by Global Marsh Property Owner, L.P. in favor of German American Capital Corporation.

10.30(1)	First Amendment to Note, dated as of November 10, 2003, by and between Global Marsh Property Owner, L.P. and German American Capital Corporation.

10.31(1)	Note, dated as of August 18, 2003, by Global Marsh Property Owner, L.P. in favor of German American Capital Corporation.

10.32(1)	Promissory Note A, dated as of January 31, 2003, by San Francisco Wave eXchange, LLC in favor of Greenwich Capital Financial Products, Inc.

10.33(1)	Promissory Note B, dated as of January 31, 2003, by San Francisco Wave eXchange, LLC in favor of Greenwich Capital Financial Products, Inc.

10.34(2)	Revolving Credit Agreement among Digital Realty Trust, L.P., as borrower, Digital Realty Trust, Inc., as parent guarantor, the subsidiary guarantors named therein, Citicorp North America, Inc., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein.

10.35(6)	Amendment No. 1 to Revolving Credit Agreement, dated as of May 11, 2005, among Digital Realty Trust, L.P., as borrower, Digital Realty Trust, Inc., as parent guarantor, the subsidiary guarantors named therein, Citicorp North America, Inc., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein.

Exhibit
10.36	Amendment No. 2 to Revolving Credit Agreement, dated as of October 31, 2005, among Digital Realty Trust, L.P., as borrower, Digital Realty Trust, Inc., as parent guarantor, the subsidiary guarantors named therein, Citicorp North America, Inc., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein.

10.37(10)	Loan Agreement, dated as of October 4, 2005, by and between 200 Paul, LLC as borrower and Countrywide Commercial Real Estate Finance, Inc.

10.38(10)	Form of Class C Profits Interest Units Agreement.

10.39(2)	Loan Agreement, dated as of November 3, 2004, by and among Global Webb, L.P. and Citigroup Global Markets Realty Corp.

10.40(2)	Note, dated as of November 3, 2004, by Global Webb, L.P. in favor of Citigroup Global Markets Realty Corp.

10.41(2)	Loan Agreement, dated as of November 3, 2004, by and among Global Weehawken Acquisition Company, LLC and Citigroup Global Markets Realty Corp.

10.42(2)	Note, dated as of November 3, 2004, by Global Weehawken Acquisition Company, LLC in favor of Citigroup Global Markets Realty Corp.

10.43(2)	Loan Agreement, dated as of November 3, 2004, by and among GIP Wakefield, LLC and Citigroup Global Markets Realty Corp.

10.44(2)	Note, dated as of November 3, 2004, by GIP Wakefield, LLC in favor of Citigroup Global Markets Realty Corp.

10.45(2)	Form of Profits Interest Units Agreements.

10.46(2)	Form of Digital Realty Trust, Inc. Incentive Stock Option Agreement.

10.47(3)	Purchase and Sale Agreement, dated as of January 11, 2005, between LB 833 Chestnut, LLC and Digital Realty Trust, L.P.

10.48(5)	Purchase and Sale Agreement, dated as of March 14, 2005, between Lakeside Purchaser LLC and Digital Realty Trust, L.P.

10.49(5)	Consent Agreement, dated as of October 27, 2004, among Five Mile Capital Pooling International II, LLC, Global Marsh Member, LLC, Global Marsh Limited Partner, LLC, Global Innovation Partners, LLC and Digital Realty Trust, L.P.

10.50(7)	Termination and Consulting Agreement between Digital Realty Trust, Inc. and John O. Wilson, dated May 20, 2005.

10.51(8)	Loan Agreement, dated as of May 27, 2005, between Digital Lakeside, LLC and Morgan Stanley Mortgage Capital Inc.

10.52(8)	Promissory Note A, dated as of May 27, 2005, by Digital Lakeside, LLC in favor of Morgan Stanley Mortgage Capital Inc.

10.53(8)	Promissory Note B, dated as of May 27, 2005, by Digital Lakeside, LLC in favor of Morgan Stanley Mortgage Capital Inc.

10.54(8)	Contract for facility management services, dated as of April 1, 2005, by and between Linc Facility Services, LLC and GIP 7th Street, LLC.

10.55(8)	Contract for facility management services, dated as of April 1, 2005, by and between Linc Facility Services, LLC and Digital Realty Trust, L.P.

10.56(8)	Exit Fee Agreement, dated as of May 27, 2005, by and between Digital Lakeside, LLC and Morgan Stanley Mortgage Capital Inc.

10.57(8)	Purchase and Sale Agreement, dated as of April 11, 2005, by and between Global Concord Operating Company, LLC and Digital Concord Center, LLC.

12.1	Statement of Computation of Ratios.

Exhibit
21.1	List of Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s registration statement on Form S-11 (File No. 333-117865) declared effective by the commission on November 3, 2004.
(2)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the commission on December 13, 2004.
(3)	Incorporated by reference to the registrant’s registration statement on Form S-11 (File No. 333-122099) declared effective by the commission on February 3, 2005.
(4)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on February 14, 2005.
(5)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the commission on March 31, 2005.
(6)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the commission on May 16, 2005.
(7)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on May 23, 2005.
(8)	Incorporated by reference to the registrant’s registration statement on Form S-11 (File No. 333-126396) declared effective by the commission on July 20, 2005.
(9)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on July 29, 2005.
(10)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the Commission on October 5, 2005.
(11)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on November 1, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

By:	/s/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. MAGNUSON Richard A. Magnuson	Chairman of the Board	March 15, 2006

/s/ MICHAEL F. FOUST Michael F. Foust	Chief Executive Officer	March 15, 2006

/s/ A. WILLIAM STEIN A. William Stein	Chief Financial Officer & Chief Investment Officer	March 15, 2006

/s/ EDWARD F. SHAM Edward F. Sham	Controller (Principal Accounting Officer)	March 15, 2006

/s/ LAURENCE A. CHAPMAN Laurence A. Chapman	Director	March 15, 2006

/s/ RUANN F. ERNST Ruann F. Ernst, Ph.D.	Director	March 15, 2006

/s/ KATHLEEN REED Kathleen Reed	Director	March 15, 2006

/s/ DENNIS E. SINGLETON Dennis E. Singleton	Director	March 15, 2006