Form 10-Q
period 2006-03-31
Digital Realty Trust, Inc.
filed 2006-05-09
CIK 1297996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

(415) 738-6500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                 Accelerated filer ☒                                 Non- accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2006
Common Stock, $.01 par value per share	32,104,961

DIGITAL REALTY TRUST, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	March 31, 2006 (unaudited)	December 31, 2005
ASSETS
Investments in real estate:
Land	$193,891	$191,961
Acquired ground lease	2,871	1,477
Buildings and improvements	966,137	941,115
Tenant improvements	126,327	123,957

Investments in real estate	1,289,226	1,258,510
Accumulated depreciation and amortization	(74,200)	(64,404)

Net investments in real estate	1,215,026	1,194,106
Cash and cash equivalents	25,179	10,930
Accounts and other receivables, net of allowance for doubtful accounts of $1,022 and $763 as of March 31, 2006 and December 31, 2005, respectively	27,872	7,587
Deferred rent	28,933	25,094
Acquired above market leases, net	46,448	48,237
Acquired in place lease value and deferred leasing costs, net	194,467	201,141
Deferred financing costs, net	7,044	7,659
Restricted cash	18,045	22,123
Other assets	11,027	12,293

Total Assets	$1,574,041	$1,529,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable under line of credit	$204,408	$181,000
Mortgage loans	609,247	568,067
Accounts payable and other accrued liabilities	43,222	36,869
Accrued dividends and distributions	—	15,639
Acquired below market leases, net	64,971	67,177
Security deposits and prepaid rents	13,191	11,476

Total liabilities	935,039	880,228
Commitments and contingencies
Minority interests in consolidated joint ventures	190	206
Minority interests in operating partnership	224,070	262,239
Stockholders’ equity:
Preferred Stock: $0.01 par value, 20,000,000 authorized:
Series A Cumulative Redeemable Preferred Stock, 8.50%, $103,500,000 liquidation preference ($25.00 per share), 4,140,000 issued and outstanding	99,297	99,297
Series B Cumulative Redeemable Preferred Stock, 7.875%, $63,250,000 liquidation preference ($25.00 per share), 2,530,000 issued and outstanding	60,502	60,502
Common Stock; $0.01 par value: 100,000,000 authorized, 31,429,296 and 27,363,408 shares issued and outstanding as of March 31, 2006 and December 31, 2005	314	274
Additional paid-in capital	285,747	252,562
Dividends in excess of earnings	(33,394)	(27,782)
Accumulated other comprehensive income, net	2,276	1,644

Total stockholders’ equity	414,742	386,497

Total liabilities and stockholders’ equity	$1,574,041	$1,529,170

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited in thousands except share data)

	Three Months Ended March 31,
	2006	2005
Operating Revenues:
Rental	$49,242	$32,691
Tenant reimbursements	11,573	6,520
Other	168	300

Total operating revenues	60,983	39,511

Operating Expenses:
Rental property operating and maintenance	12,196	7,145
Property taxes	7,057	3,681
Insurance	916	599
Depreciation and amortization	18,256	12,143
General and administrative	4,246	2,413
Other	181	521

Total operating expenses	42,852	26,502

Operating income	18,131	13,009
Other Income (Expenses):
Interest and other income	232	132
Interest expense	(11,388)	(8,121)
Loss from early extinguishment of debt	(57)	(125)

Income before minority interests	6,918	4,895
Minority interests in consolidated joint ventures	15	3
Minority interests in operating partnership	(1,846)	(2,159)

Net income	5,087	2,739
Preferred stock dividends	(3,445)	(1,271)

Net income available to common stockholders	$1,642	$1,468

Income per share available to common stockholders:
Basic	$0.06	$0.07
Diluted	$0.06	$0.07

Weighted average common shares outstanding:
Basic	27,503,248	21,421,300
Diluted	28,354,597	21,535,485

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited in thousands)

	Three months ended March 31,
	2006	2005
Net income	$5,087	$2,739
Other comprehensive income:
Foreign currency translation adjustments	573	1,164
Minority interests in foreign currency translation adjustments	(306)	(693)
Increase in fair value of interest rate swaps	1,204	1,410
Minority interests in change in fair value of interest rate swaps	(643)	(839)
Reclassification of other comprehensive income to interest expense	(421)	309
Minority interests in reclassification of other comprehensive income to interest expense	225	(184)

Comprehensive income	$5,719	$3,906

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited in thousands)

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income	$5,087	$2,739
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests in operating partnership	1,846	2,159
Minority interests in consolidated joint ventures	(15)	(3)
Write-off of net assets due to early lease terminations	80	363
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	9,842	6,801
Amortization over the vesting period of the fair value of equity compensation	431	52
Amortization of deferred financing costs	754	675
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	57	125
Amortization of debt premium	(57)	(6)
Amortization of swap loss (gain) to interest	(421)	309
Amortization of acquired in place lease value and deferred leasing costs	8,414	5,342
Amortization of acquired above market leases and acquired below market leases, net	(434)	(586)
Changes in assets and liabilities:
Accounts and other receivables	(2,567)	(102)
Deferred rent	(3,839)	(2,475)
Deferred leasing costs	(1,029)	(16)
Other assets	(1,869)	(876)
Accounts payable and other accrued liabilities	(3,138)	(1,828)
Security deposits and prepaid rents	1,715	(965)

Net cash provided by operating activities	14,857	11,708

Cash flows from investing activities:
Acquisitions of properties	(22,858)	(69,422)
Deposits paid for acquisitions of properties	(1,000)	(1,000)
Receipt of value added tax refund	3,121	—
Refundable value added tax in conjunction with acquisition	(767)	—
Change in restricted cash	4,078	434
Improvements to investments in real estate	(7,732)	(1,657)
Tenant improvement advances to tenants	(7,375)	—

Net cash used in investing activities	(32,533)	(71,645)

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited in thousands)

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from financing activities:

Borrowings on line of credit	$83,456	$50,000
Repayments on line of credit	(60,000)	(58,000)
Proceeds from mortgage loans	60,000	—
Principal payments on mortgage loans	(18,929)	(9,788)
Settlement of foreign currency forward sale contract	694	(2,519)
Reimbursement by GI Partners of settlement cost of foreign currency forward sale contract	—	1,911
Payment of loan fees and costs	(222)	—
Refund of rate-lock deposit	1,200	—
Gross proceeds from the sale of preferred stock	—	103,500
Common stock offering costs paid	—	(594)
Preferred stock offering costs paid	—	(3,803)
Proceeds from exercise of employee stock options	452	—
Payment of dividends to preferred stockholders	(3,445)	(1,271)
Payment of dividends to common stockholders and distributions to limited partners of operating partnership	(31,281)	(21,181)

Net cash provided by financing activities	31,925	58,255

Net increase (decrease) in cash and cash equivalents	14,249	(1,682)
Cash and cash equivalents at beginning of period	10,930	4,557

Cash and cash equivalents at end of period	$25,179	$2,875

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$10,244	$7,347
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$573	$1,164
Increase in other assets related to increase in fair value of interest rate swaps	1,204	1,410
Reclassification of owner's equity to minority interest in the Operating Partnership	32,644	—
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	9,800	946
Allocation of purchase of properties to:
Investments in real estate	22,858	65,079
Accounts and other receivables	—	200
Acquired above market leases	—	2,447
Acquired below market leases	—	(2,538)
Acquired in place lease value and deferred leasing costs	1,059	16,066
Mortgage loans assumed	—	(9,746)
Loan premium	—	(944)
Accounts payable and other accrued liabilities	(1,059)	(1,987)
Reverse minority interest in consolidated joint venture	—	845

Cash paid for acquisition of properties	22,858	69,422
Increase to components of net investment foreign currency hedge upon settlement:
Investment in real estate	—	5,304
Mortgage loans	—	(3,307)
Other accrued liabilities	—	(1,997)

	—	—
Accrual of Series A preferred stock offering costs	—	400
Reallocation of limited partners’ interests in Operating Partnership to the general partner	—	257

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 and 2005

(unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, “we” or the Company) is engaged in the business of owning, acquiring, repositioning and managing technology-related real estate. As of March 31, 2006 our portfolio consists of 46 properties; 42 are located throughout the United States and four are located in Europe. Our properties are diversified in major markets where corporate data center and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York, Philadelphia, San Francisco and Silicon Valley metropolitan areas. The portfolio consists of Internet gateway properties, data center properties, technology manufacturing properties and regional or national headquarters of technology companies.

We completed our initial public offering (IPO) on November 3, 2004 and commenced operations on that date. The Operating Partnership was formed on July 21, 2004 in anticipation of our IPO. At March 31, 2006 we own a 53.2% common interest and a 100% preferred interest in the Operating Partnership. We have control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace the general partner nor do they have participating rights, although they do have certain protective rights.

2. Summary of Significant Accounting Policies

(a) Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include all of the accounts of Digital Realty Trust, Inc., the Operating Partnership, the subsidiaries of the Operating Partnership and its consolidated joint venture. Intercompany balances and transactions have been eliminated. The interests of the joint venture partner, a third party, is reflected in minority interests in the accompanying condensed consolidated financial statements.

Property interests contributed to the Operating Partnership by Global Innovation Partners, LLC (GI Partners) in exchange for Units in anticipation of completion of our IPO have been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the contributed assets and assumed liabilities were recorded at the historical cost basis. Property interests acquired from third parties for cash or Units are accounted for using purchase accounting.

The accompanying condensed interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments are of a normal recurring nature and necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

(b) Cash Equivalents

For purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less when purchased to be cash equivalents. As of March 31, 2006 and December 31, 2005, cash equivalents consist of investments in a money market fund.

(c) Share Based Compensation

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

(d) Income Taxes

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

As of March 31, 2006 one of our TRS’s is estimated to have a net operating loss carryforward for federal and state income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of future realizability, management has fully offset the net deferred tax assets with a valuation allowance.

To the extent that any foreign taxes are incurred by the subsidiaries invested in real estate located outside of the United States, a provision is made for such taxes.

(e) Asset Retirement Obligations

We record accruals for estimated retirement obligations, as required by SFAS No. 143, “Accounting for Asset Retirement Obligations” and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. As of both March 31, 2006 and December 31, 2005 the amount included in accounts payable and other accrued liabilities on our condensed consolidated balance sheets was approximately $0.8 million and the equivalent asset is recorded at $0.7 million, net of amortization.

(f) Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

(g) Management’s Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made.

3. Minority Interests in the Operating Partnership

Minority interests in the Operating Partnership relate to the interests that are not owned by us. The following table shows the ownership interest in the Operating Partnership at March 31, 2006 and December 31, 2005 (reflecting 4,030,184 shares that the owners of GI Partners converted from common units of the Operating Partnership to shares of our common stock on March 29, 2006 and which they sold on April 3, 2006).

	March 31, 2006		December 31, 2005
	Common units and long term incentive units	Percentage of total	Common units and long term incentive units	Percentage of total
The Company	31,429,296	53.2%	27,363,408	46.4%
Minority interest consisting of:
GI Partners	19,669,175	33.3	23,699,359	40.2
Third Parties	6,331,511	10.7	6,331,511	10.7
Employees (long term incentive units, see note 8)	1,622,671	2.8	1,622,671	2.7

	59,052,653	100.0%	59,016,949	100.0%

In conjunction with our formation, GI Partners received common units (founder units), in exchange for contributing ownership interests in properties to the Operating Partnership. Also in connection with acquiring real estate interests owned by third parties, the Operating Partnership issued common units to those sellers. Limited partners who acquired common units in the formation transactions have the right to require the Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to registration rights agreements we entered into with GI Partners and the other third party contributors, we filed a shelf registration statement covering the issuance of the shares of our common stock issuable upon redemption of the common units, and the resale of those shares of common stock by the holders. GI Partners distributed 4,030,184 Operating Partnership common units to its owners and these units were converted into shares of our common stock on March 29, 2006 and sold to third parties on April 3, 2006. Richard Magnuson, the Executive Chairman of our board of directors, Michael Foust, our Chief Executive Officer and a member of our board of directors, and Scott Peterson, our Senior Vice President, Acquisitions, are minority indirect investors in GI Partners. The conversion of the GI Partners’ founder units of the Operating Partnership to shares of our common stock was recorded as a reduction to minority interest and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet.

Under the terms of certain third parties’ (the eXchange parties) contribution agreement signed in the third quarter of 2004, we have agreed to indemnify each eXchange party against adverse tax consequences in the event the Operating Partnership directly or indirectly, sells, exchanges or otherwise disposes of (whether by way of merger, sale of assets or otherwise) in a taxable transaction any interest in 200 Paul Avenue 1-4 or 1100 Space Park Drive until the earlier of November 3, 2013 and the date on which these contributors hold less than 25% of the Units issued to them in the formation transactions consummated concurrently with the IPO. Under the eXchange parties’ contribution agreement, we agreed to make $20.0 million of indebtedness available for guaranty by these parties until the earlier of November 3, 2013 and the date on which these contributors or certain transferees hold less than 25% of the Units issued to them in the formation transactions consummated concurrently with the IPO.

4. Investments in Real Estate Acquired During the Three Months Ended March 31, 2006

On January 6, 2006 we acquired 4025 Midway Road in Carrollton, Texas, a suburb of Dallas for approximately $16.2 million.

On February 6, 2006 we purchased a property in Dublin, Ireland for €5.2 million ($6.3 million at the rate of exchange at the date of purchase) including $0.4 million in Stamp Duty Tax. We also paid an additional $0.8 million in Value Added Tax which we expect to recover in 2006.

The purchase price of these acquisitions have been allocated on a preliminary basis to the assets acquired and the liabilities assumed. We expect to finalize our purchase price allocation no later than twelve months from the date of each acquisition.

5. Debt

A summary of outstanding indebtedness as of March 31, 2006 and December 31, 2005, respectively, is as follows (in thousands):

Properties	Interest Rate at March 31, 2006		Maturity Date		Principal Outstanding March 31, 2006		Principal Outstanding December 31, 2005
Mortgage loans:
Secured Term Debt (1)	5.65%		Nov. 11, 2014		$152,391		$152,918
350 East Cermak Road	1-month LIBOR + 2.20	% (2)(3)	Jun. 9, 2008	(4)	100,000		100,000
200 Paul Avenue 1-4	5.74%		Oct. 8, 2015		81,000		81,000
2323 Bryan Street (5)	6.04%		Nov. 6, 2009		57,098		57,282
34551 Ardenwood Boulevard 1-4, 2334 Lundy Place, 2440 Marsh Lane	1-month LIBOR + 1.59	% (2)	Aug. 9, 2006	(6)	43,000		43,000
7979 East Tufts Avenue	5.14%		Jan. 10, 2009		26,000		26,000
6 Braham Street	6.85%		Oct. 31, 2009		22,179	(7)	22,490	(7)
4055 Valley View Lane	3-month LIBOR + 1.20	% (2)	Jan. 1, 2009		21,015		21,150
100 Technology Center Drive	3-month LIBOR + 1.70	% (2)	Apr. 1, 2009		20,000		20,000
47700 Kato Road & 1055 Page Avenue	1-month LIBOR + 2.25%		—		—		17,540
1125 Energy Park Drive	7.62	%(8)	Mar. 1, 2032		9,660		9,675
375 Riverside Parkway	3-month LIBOR + 1.85	% (2)	Nov. 25, 2006	(4)	8,775		8,775
600 West Seventh Street	5.80%		Mar. 15, 2016		60,000		—
731 East Trade Street	8.22%		Jul. 1, 2020		5,991		6,042

					607,109		565,872
Unsecured line of credit (9)	2-month LIBOR + 1.50	% (9)	Oct. 31, 2008	(10)	204,408		181,000

Total principal outstanding					811,517		746,872
Loan premium—1125 Energy Park Drive and 731 East Trade Street mortgages					2,138		2,195

Total indebtedness					$813,655		$749,067

(1)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.

(2)	We have entered into interest rate swap agreements as a cash flow hedge for interest generated by these LIBOR based loans. The total notional amount of the swap agreements was $192.8 million as of March 31, 2006 and $192.9 million as of December 31, 2005. See note 9 for further information.

(3)	This is the weighted average interest rate as of March 31, 2006. The first note, in a principal amount of $80.0 million, bears interest at a rate of 1-month LIBOR + 1.375% per annum and the second note, in a principal amount of $20.0 million, bears interest at a rate of 1-month LIBOR + 5.5% per annum.

(4)	Two one-year extensions are available, which we may exercise if certain conditions are met.

(5)	This loan is also secured by a $5.0 million letter of credit.

(6)	A 13-month extension and a one-year extension are available, which we may exercise if certain conditions are met.

(7)	Based on exchange rate of $1.74 to £1.00 as of March 31, 2006 and $1.72 to £1.00 as of December 31, 2005.

(8)	If the loan is not repaid by March 1, 2012, the interest rate increases to the greater of 9.62% or the then treasury rate plus 2%.

(9)	The interest rate under our unsecured line of credit equals either (i) LIBOR (ranging from 1- to 6-month LIBOR) plus a margin of between 1.250% and 1.625% or (ii) the greater of (x) the base rate announced by the lender and (y) the federal funds rate, plus a margin of between 0.375% - 0.750%. In each case, the margin is based on our leverage ratio. We incur a fee ranging from 0.15% to 0.25% for the unused portion of our unsecured line of credit.

(10)	A one-year extension option is available.

At March 31, 2006, our Operating Partnership has an unsecured revolving line of credit facility (credit facility) for $350.0 million (with the option to further increase to $500 million subject to receipt of lender commitments and satisfaction of other conditions). As of March 31, 2006 borrowings under the credit facility bear interest at a rate based on 2-month LIBOR plus a margin ranging from 1.250% to 1.625%, depending on our Operating Partnership’s overall leverage and this margin was 1.50% as of March 31, 2006. The credit facility matures in October 2008, subject to a one-year extension option and has a $150.0 million sub-facility for foreign exchange advances in Euros and British Sterling. As of March 31, 2006, approximately $204.4 million was drawn under this facility. The credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios and maintain a pool of unencumbered assets. In addition, except to enable us to maintain our status as a REIT for federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined, for such period, subject to certain other adjustments. As of March 31, 2006, we were in compliance with all the covenants.

Some of the loans impose penalties upon prepayment. The terms of the following mortgage loans do not permit prepayment of the loan prior to the dates listed below:

Loan	Date
350 East Cermak Road	May 2006
2323 Bryan Street	August 2009
200 Paul Avenue 1-4	November 2010
1125 Energy Park Drive	December 2011
Secured Term Debt	September 2014

During the three months ended March 31, 2006 we capitalized interest of approximately $0.8 million, and in the three months ended March 31, 2005 we did not capitalize any interest.

6. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2006	2005
Net income	$5,087	$2,739
Preferred stock dividends	(3,445)	(1,271)

Net income available to common stockholders	$1,642	$1,468

Weighted average shares outstanding—basic	27,503,248	21,421,300
Potentially dilutive common shares:
Stock options	390,630	114,185
Class C Units	460,719	—

Weighted average shares outstanding—diluted	28,354,597	21,535,485

Income per share:
Basic	$0.06	$0.07

Diluted	$0.06	$0.07

For the three months ended March 31, 2006 and 2005, weighted average Operating Partnership Units of 31,519,202 and 31,521,431, respectively were excluded from the computation of diluted earnings per share as their effect would not be dilutive. In addition, for the three months ended March 31, 2006, the effect of the assumed exercise of 52,500 potentially dilutive outstanding stock options was not included in the income per share calculation as this effect is antidilutive.

7. Stockholders’ Equity

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

(c) Dividends and Distributions

In 2006, we have declared the following dividends and equivalent distributions on common units in our Operating Partnership:

Date dividend and distribution declared	Share class	Dividend and distribution amount per share	Period covered	Dividend and distribution payable date	Annual equivalent rate of dividend and distribution per share	Dividend and distribution amount (in thousands)
February 27, 2006	Series A Preferred Stock	$0.53125	January 1, 2006 to March 31, 2006	March 31, 2006 to shareholders on record on March 15, 2006.	$2.125	$2,199
February 27, 2006	Series B Preferred Stock	$0.49219	January 1, 2006 to March 31, 2006	March 31, 2006 to shareholders on record on March 15, 2006.	$1.969	1,246
February 27, 2006	Common stock and operating partnership common units and long term incentive units.	$0.26500	January 1, 2006 to March 31, 2006	March 31, 2006 to shareholders on record on March 15, 2006.	$1.060	15,642

						$19,087

(d) Stock Options

The fair value of each option granted under the 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the weighted-average assumptions listed below for grants in 2006 and 2005. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. The expense recorded for the three months ended March 31, 2006 and 2005 was approximately $74,000 and $52,000, respectively. Unearned compensation representing the unvested portion of the stock options totaled $1.2 million and $1.0 million as of March 31, 2006 and December 31, 2005, respectively. We expect to recognize this unearned compensation over the next 3.7 years on a weighted average basis.

The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options granted during the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Dividend yield	3.79%	6.88%
Expected life of option	120 months	120 months
Risk-free interest rate	4.59%	4.13%
Expected stock price volatility	25.02%	20.00%

The following table summarizes the Plan’s stock option activity for the three months ended March 31, 2006:

	Shares	Weighted average exercise price
Options outstanding, January 1, 2006	939,841	$13.27
Granted	52,500	28.09
Exercised	(35,704)	12.67
Forfeited	(22,204)	12.23

Options outstanding, March 31, 2006	934,433	$14.15
Exercisable, end of period	147,922	$12.15
Weighted-average fair value of options granted during the period		$6.42

We issued newly created common shares for the common stock options exercised during the three months ended March 31, 2006. The intrinsic value of options granted exercised the three months ended March 31, 2006 was approximately $0.5 million.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2006:

Options outstanding					Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate Intrinsic Value	Number exercisable	Weighted average exercise price	Aggregate Intrinsic Value
$12.00-13.02	708,683	8.59	$12.07	$11,412,484	140,672	$12.04	$2,269,248
$13.47-14.50	53,250	8.84	14.19	744,665	7,250	14.32	100,395
$20.37-28.09	172,500	9.70	22.72	940,200	—	—	—

	934,433	8.81	$14.15	$13,097,349	147,922	$12.15	$2,369,643

8. Incentive Plan

(a) Incentive Award Plan

Our 2004 Incentive Award Plan provides for the grant of incentive awards to employees, directors and consultants. Awards issuable under the 2004 Incentive Award Plan include stock options, restricted stock, dividend equivalents, stock appreciation rights, long-term incentive units, cash performance bonuses and other incentive awards. Only employees are eligible to receive incentive stock options under the 2004 Incentive Award Plan. We have reserved a total of 4,474,102 shares of common stock for issuance pursuant to the 2004 Incentive Award Plan, subject to certain adjustments set forth in the 2004 Incentive Award Plan. As of March 31, 2006, 556,743 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the 2004 Incentive Award Plan. Each long-term incentive and Class C unit issued under the 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2004 Incentive Award Plan and the individual award limit discussed below.

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

In connection with the IPO, an aggregate of 1,490,561 of fully vested long-term incentive units were issued and compensation expense totaling $17.9 million was recorded at the completion of the IPO. Parity was reached for these units on February 9, 2005 upon completion of our series A preferred stock offering.

(c) Class C Profits Interests Units

During the fourth quarter of 2005, we granted to each of our named executive officers and certain other employees an award of Class C Profits Interest Units (Class C Units) of the Operating Partnership under our 2004 Incentive Award Plan. If the performance condition and the other vesting conditions are satisfied with respect to a Class C Unit, as described below, the Class C Unit will be treated in the same manner as the existing long-term incentive units issued by the Operating Partnership.

The Class C Units subject to each award will vest based on the achievement of a 10% or greater compound annual total shareholder return, as defined, for the period from the grant date through earlier of September 30, 2008 and the date of a change of control of our Company (the Performance Condition) combined with the employee’s continued service with our company or the Operating Partnership through September 30, 2010. Upon achievement of the performance condition, the Class C units will receive the same quarterly per unit distribution as common units in the Operating Partnership.

If we achieve a compound annual total stockholder return equal to at least 10% over a period commencing on October 1, 2005 and ending on the earlier of September 30, 2008 and the date of a change in control of our company, the performance condition will be deemed satisfied with respect to a number of class C units that is based on the executive’s allocated percentage of an aggregate performance award pool. The aggregate amount of the performance award pool will be equal to 7% of the excess shareholder value, as defined, created during the applicable performance period, but in no event will the amount of the pool exceed the lesser of $40,000,000 or the value of 2.5% of the total number of shares of our common stock and limited partnership units of the Operating Partnership at the end of the performance period.

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

On October 26, 2005, the Operating Partnership amended and restated its agreement of limited partnership in order to create the Class C Units. As of March 31, 2006 and December 31, 2005, 1,180,000 Class C Units had been awarded to our executive officers and other employees, leaving a further 80,000 available for future awards. The fair value of these awards of approximately $4.0 million will be recognized as compensation expense on a straight line basis over the expected service period of five years. The unearned compensation as of March 31, 2006 and December 31, 2005 was $3.6 million and $3.8 million respectively, respectively. As of March 31, 2006 and December 31, 2005, none of the above awards had vested. We recognized compensation expense related to these Class C units of $0.2 million in the three months ended March 31, 2006. If the Performance Condition is not met, the unamortized amount will be recognized as an expense at that time.

9. Derivative Instruments

(a) Interest rate swap agreements

In November 2004 and May 2005, we entered into interest rate swap agreements to hedge variability in cash flows related to LIBOR based mortgage loans. The fair value of these derivatives was $4.2 million and $3.3 million at March 31, 2006 and December 31, 2005, respectively. For the three months ended March 31, 2006 and 2005, the change in net unrealized gains for derivatives designated as cash flow hedges was $0.8 million and $1.7 million, respectively, and is separately disclosed in the statement of comprehensive income, as reduced by the amount allocated to minority interests.

As of March 31, 2006, we estimate that $2.2 million of accumulated other comprehensive income will be reclassified to earnings as a reduction to interest expense during the twelve months ending March 31, 2007 as the hedged forecasted transactions impact earnings.

The table below summarizes the terms of these interest rate swaps and their fair values as of March 31, 2007 (in thousands):

Current Notional Amount	Strike Rate	Effective Date	Expiration Date	Fair Value
$43,000	3.250%	November 26, 2004	September 15, 2006	$349
20,970	3.754	November 26, 2004	January 2, 2009	714
20,000	3.824	November 26, 2004	April 1, 2009	737
8,775	3.331	November 26, 2004	December 1, 2006	103
100,000	4.025	May 26, 2005	June 15, 2008	2,275

$192,745				$4,178

We have two LIBOR interest rate caps that are not designated as hedges. The fair values of the caps were immaterial as of March 31, 2006 and December 31, 2005.

(b) Foreign currency contract

On January 4, 2006, we received net proceeds of $0.7 million when we terminated a foreign currency forward sale contract entered into on January 24, 2005 which was used to hedge our equity investment in 6 Braham Street, located in London, England. This forward contract was designated as a net investment hedge. The cumulative translation adjustment amounts related to the net investment hedge (including the $0.7 million received upon termination in January 2006) are included in other accumulated comprehensive income and will be reclassified to earnings when the hedged investment is sold or liquidated.

10. Related Party Transactions

We paid CB Richard Ellis, an affiliate of GI Partners, building management fees and leasing commissions totaling $0.4 million during each of the three months ended March 31, 2006 and 2005. We owed approximately $130,000 and $150,000 to CB Richard Ellis as of March 31, 2006 and December 31, 2005, respectively.

In April 2005, we entered into two agreements with Linc Facility Services, LLC, or LFS primarily for personnel providing for operations and maintenance repairs of the mechanical, electrical, plumbing and general building service systems of five of our properties. LFS belongs to The Linc Group, which GI Partners has owned since late 2003. Our consolidated statement of operations includes expenses approximately $0.2 million for these services for the three months ended March 31, 2006 and we owed LFS approximately $77,000 as of March 31, 2006.

GI Partners distributed 4,030,184 Operating Partnership common units to its owners and these units were converted into shares of our common stock on March 29, 2006 and sold to third parties on April 3, 2006. Our condensed consolidated statement of operations included general and administrative expenses representing legal and other costs directly related to facilitating this conversion of $0.3 million during the three months ended March 31, 2006.

11. Commitments and Contingencies

The seller of 350 East Cermak Road can earn an additional $20.0 million by obtaining a change in the real estate tax classification prior to December 31, 2006. We have also agreed with the seller to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 260,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013. We have recorded no liability for these contingent liabilities on our condensed consolidated balance sheet at March 31, 2006, as the events causing this contingency had not occurred at March 31, 2006.

As part of the acquisition of Paul van Vlissingenstraat 16, we entered into an agreement with the seller, whereby, for twelve months from the execution of the purchase and sale agreement, our purchase price may increase depending upon future leasing activity as a result of actions by the seller. The amount of the potential commitment is not currently quantifiable as it is based on a 10% cap rate on the incremental operating income from qualifying new leases that are closed or binding during the participation period. We have recorded no liability for this contingent liability on our consolidated balance sheet at March 31, 2006 as the events causing this contingency had not occurred at March 31, 2006.

As of March 31, 2006 we had signed agreements to acquire properties located in Atlanta, Houston and Toronto for purchase prices totaling $71.8 million. We acquired these properties in April 2006.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of March 31, 2006, we had commitments under leases in effect for approximately $21.5 million of tenant improvement costs and leasing commissions all of which we expect to incur in 2006.

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building after we have received a 9% return on all capital invested in the property. As of March 31, 2006, we have estimated the present value of these expected payments to be approximately $1.1 million and this value has been capitalized with an offsetting amount recorded in accounts payable and other liabilities.

12. Tenant leases

For the three months ended March 31, 2006 and 2005 revenues recognized from Savvis Communications comprised approximately 12.8% and 10.8% of total revenues, respectively. For the three months ended March 31, 2006 and 2005, Qwest Communications International, Inc. comprised approximately 11.9% and 7.6% of total revenues, respectively. Other than noted here, for the three months ended March 31, 2006 and 2005 no single tenant comprised more than 10% of total revenues.

13. Subsequent Events

In April 2006 the holders of 675,665 common units of our Operating Partnership converted their units into shares of our common stock.

On April 13, 2006 we acquired a property in Toronto, Canada for $16.0 million.

On April 20, 2006 we acquired a property in Atlanta for $25.3 million.

On April 20, 2006 we refinanced the mortgage related to 6 Braham Street which resulted in a new loan for £13.2 million (approximately $23.5 million based on the exchange rate on April 20, 2006) at a variable interest rate of UK LIBOR plus 0.90% which matures in April 2011. In April 2006, we also entered into an interest rate swap agreement related to this loan to hedge variability in cash flows related to this loan. The rate on the swap is 5.84% and is effective from July 10, 2006 through April 10, 2011.

On April 26, 2006 we purchased a building in Houston for $30.5 million.

On April 27, 2006 we signed an agreement to acquire a building in Boston for $8.7 million.

On May 1, 2006, we declared the following distributions per share and the Operating Partnership made an equivalent distribution per unit.

Share Class	Series A Preferred Stock	Series B Preferred Stock	Common stock
Dividend and distribution amount	$0.53125	$0.49219	$0.265
Dividend and distribution payable date	June 30, 2006	June 30, 2006	June 30, 2006
Dividend payable to shareholders of record on:	June 15, 2006	June 15, 2006	June 15, 2006
Annual equivalent rate of dividend and distribution	$2.125	$1.969	$1.060

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: adverse economic or real estate developments in our markets or technology related real estate; general and local economic conditions; defaults on or non-renewal of leases by tenants; increased interest rates and operating costs; our inability to manage growth effectively; our failure to obtain necessary outside financing; decreased rental rates or increased vacancy rates; difficulties in identifying properties to acquire and completing acquisitions; our failure to successfully operate acquired properties and operations; our failure to successfully redevelop properties acquired for that purpose; our failure to maintain our status as a REIT; possible adverse changes to tax laws; environmental uncertainties and risks related to natural disasters; financial market fluctuations; changes in foreign currency exchange rates; and changes in real estate and zoning laws and increases in real property tax rates.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2005. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

Our Company. We completed our initial public offering, or IPO, of common stock on November 3, 2004. We believe that we have operated in a manner that has enabled us to qualify, and have elected to be treated, as a Real Estate Investment Trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986 as amended (the Code). Our company was formed on March 9, 2004. During the period from our formation until we commenced operations in connection with the completion of our IPO we did not have any corporate activity other than the issuance of shares of common stock in connection with the initial capitalization of the company. Any reference to “our”, “we” and “us” in this filing includes our company and our predecessor. The predecessor is comprised of the real estate activities and holdings of Global Innovation Partners LLC (GI Partners) related to the properties in our portfolio.

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

Since the acquisition of our first property in 2002 and through March 31, 2006, we acquired an aggregate of 46 technology-related real estate properties with 8.1 million net rentable square feet excluding approximately 1.2 million square feet of space held for redevelopment. We have developed detailed, standardized procedures for evaluating acquisitions to ensure that they meet our financial and other criteria. We expect to continue to acquire additional assets as a key part of our growth strategy. We intend to aggressively manage and lease our assets to increase their cash flow.

We may acquire properties subject to existing mortgage financing and other indebtedness or new indebtedness may be incurred in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any dividends with respect to our common stock and our preferred stock. We currently intend to limit our indebtedness to 60% of our total market capitalization and, based on the closing price of our common stock on March 31, 2006 of $28.17, our ratio of debt to total market capitalization was approximately 31% as of March 31, 2006. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us (with each unit value equal to the market value of one share of our common stock), plus the book value of our total consolidated indebtedness.

Revenue Base. As of March 31, 2006, we owned 46 properties through our Operating Partnership. These properties are mainly located throughout the U.S., with four properties located in Europe. We acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties acquired	Net rentable square feet acquired	Space held for redevelopment square feet at March 31, 2006 (1)
2002	5	1,125,292	19,890
2003	8	1,540,806	123,891
2004	11	2,706,138	182,491
2005	20	2,693,774	820,266
Three months ended March 31, 2006	2	69,947	50,000

Properties owned at March 31, 2006	46	8,135,957	1,196,538

(1)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop data center facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built data center space that was not completed by previous ownership and requires a large capital investment in order to build out the space.

As of March 31, 2006, the properties in our portfolio were approximately 93.3% leased excluding 1.2 million square feet held for redevelopment. Due to the capital intensive and long term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. At March 31, 2006, our average lease term was 12.0 years, with an average of 7.2 years remaining. Our lease expirations through 2008 are 7.3% of net rentable square feet excluding space held for redevelopment. Operating revenues from properties outside the United States were $2.2 million and $1.1 million for the three months ended March 31, 2006 and 2005, respectively.

Operating expense. Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs, as well as rental expenses on our ground leases. Since the consummation of our IPO, our asset management function has been internalized and we are incurring our general and administrative expenses directly. Prior to April 2005, we had a transition services agreement with CB Richard Ellis Investors with respect to transitional accounting and other services. In addition, as a public company, we are incurring significant legal, accounting and other expenses related to corporate governance, Securities and Exchange Commission reporting and compliance with the various provisions of Sarbanes-Oxley Act of 2002. In addition, we engage third-party property managers to manage most of our properties. As of March 31, 2006, 33 of our properties were managed by CB Richard Ellis, an affiliate of GI Partners.

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

We accounted for the ownership interests contributed to us by GI Partners in exchange for a partnership interest in our Operating Partnership as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the assets and liabilities contributed by GI Partners are accounted for by our Operating Partnership at GI Partners’ historical cost. We utilized purchase accounting to account for the acquisition of (i) ownership interests in 200 Paul Avenue 1-4 and 1100 Space Park Drive, which were contributed to us by third parties in exchange for interests in our Operating Partnership, cash and the assumption of debt and (ii) the 10% minority ownership interest in 2323 Bryan Street, which was contributed to us by our joint venture partner in exchange for an interest in our Operating Partnership and the repayment of debt. Accordingly, the purchase price for these interests, which are equal to the value of the Operating Partnership units that we issued in exchange for these interests plus cash paid and debt assumed, were allocated to the assets acquired and liabilities assumed based on the fair value of the assets and liabilities.

Factors Which May Influence Future Results of Operations

Rental income. The amount of net rental income generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 1.2 million square feet held for redevelopment, as of March 31, 2006, the occupancy rate in the properties in our portfolio was approximately 93.3% of our net rentable square feet.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 8.1 million square feet of net rentable square feet at March 31, 2006 is approximately 113,000 net rentable square feet of space with extensive data center improvements that is currently, or will shortly be, available for lease. We had leased approximately 188,000 square feet of similar space at March 31, 2006. Rather than leasing all of this space to large single tenants, we are subdividing some of it for multi-tenant turn-key data center use, with tenants averaging between 100 and 15,000 square feet of net rentable space. Multi-tenant turn-key data centers are effective solutions for tenants who lack the expertise or capital budget to provide their own extensive data center infrastructure and security. As experts in data center construction and operations we are able to lease space to these tenants at a significant premium over other uses. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

In addition, as of March 31, 2006, we had approximately 1.2 million square feet of redevelopment space, or approximately 13% of the total space in our portfolio, including two vacant properties comprising approximately 360,000 square feet. Redevelopment space requires significant capital investment in order to develop data center facilities that are ready for use, and in addition, we may require additional time or encounter delays in securing tenants for redevelopment space. We intend to purchase additional vacant properties and properties with vacant redevelopment space in the future.

Future economic downturns or regional downturns affecting our submarkets or downturns in the technology-related real estate industry that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. At March 31, 2006 one tenant, VarTec Telecom, Inc. (VarTec) was in bankruptcy and had leased approximately 158,000 square feet of net rentable space across three separate properties as follows:

•	In January 2006, VarTec notified us of its intention to file a motion to reject its lease of approximately 8,600 square feet at 2323 Bryan Street. The motion was granted by the bankruptcy court on February 21, 2006 and as such, this lease was rejected effective February 28, 2006. We are currently considering options to pursue appropriate economic relief through the bankruptcy court.

•	In April 2006, VarTec verbally communicated to us that it is considering filing a motion to reject its lease of approximately 135,300 square feet at 2440 Marsh Lane. If this lease is rejected, we estimate that the rejection might occur in the third or fourth quarter of 2006. All rent was current at March 31, 2006. We are currently considering options to pursue appropriate economic relief through the bankruptcy court.

•	VarTec also leases approximately 13,600 square feet at 350 East Cermak Road. On April 27, 2006 we were notified that VarTec intends to petition the court to accept this lease.

As of March 31, 2006, the carrying values of lease related net assets relating to VarTec total approximately $1.8 million, representing assets at 2440 Marsh Lane and 350 East Cermark Road. We will continue to monitor events to determine if a write off of these assets is appropriate.

Scheduled lease expirations. Our ability to re-lease expiring space will impact our results of operations. In addition to approximately 0.5 million square feet of available space in our portfolio excluding approximately 1.2 million square feet available for redevelopment as of March 31, 2006, leases representing approximately 1.8% and 2.5% of the square footage of our portfolio, excluding redevelopment space, are scheduled to expire during the periods ending December 31, 2006 and 2007, respectively.

Conditions in significant markets. As of March 31, 2006 our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of total gross annualized rent (1)
Silicon Valley	22.2%
Dallas	14.8%
Chicago	13.9%
Los Angeles	8.6%
San Francisco	8.1%
Boston	6.3%
Philadelphia	4.9%
New York	4.5%
Other	16.7%

100.0%

(1)	In reporting periods prior to March 31, 2006, our calculation of annualized rent reduced the base rent by base stops. In this filing we have adjusted our definition and are now reporting gross annualized rent, which is monthly contractual rent under existing leases as of the stated date multiplied by 12. Annualized rent will not be comparable to gross annualized rent.

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

Interest Rates. At March 31, 2006, we had approximately $397.2 million of variable rate debt, of which approximately $192.8 million is subject to interest rate swap agreements. Since 2002, the United States Federal Reserve has been increasing short term interest rates, which has recently had a significant upward impact on shorter-term interest rates, including the interest rates that our variable rate debt is based upon. Continued increases in interest rates may increase our interest expense and therefore negatively affect our financial condition and results of operations. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which would further increase our interest expense.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our financial statements included elsewhere in this report. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date on the front cover of this report.

Investments in Real Estate

Acquisition of real estate. The price that we pay to acquire a property is impacted by many factors including the condition of the property and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the property and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to us. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. Our allocation methodology is summarized in Note 2 to our consolidated financial statements. These allocation assessments have a direct impact on our results of operations. For example, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the property as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time. This potential effect occurs because the amounts allocated to property are depreciated over the estimated lives of the property whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in our consolidated statements of operations.

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

Revenue Recognition

Rental income is recognized using the straight-line method over the terms of the tenant leases. Deferred rents included in our balance sheets represent the aggregate excess of rental revenue recognized on a straight-line basis over the contractual rental payments that would be recognized under the remaining terms of the leases. Our leases generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized over the remaining term of the lease, effective as of the date the lease modification is finalized, assuming collection is not considered doubtful. As discussed above, we recognize amortization of the value of acquired above or below market tenant leases as a reduction of rental income in the case of above market leases or an increase to rental revenue in the case of below market leases.

We must make subjective estimates as to when our revenue is earned and the collectibility of our accounts receivable related to minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness and current economic trends when evaluating the adequacy of the allowance for bad debts. These estimates have a direct impact on our net income because a higher bad debt allowance would result in lower net income, and recognizing rental revenue as earned in one period versus another would result in higher or lower net income for a particular period.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2006 and 2005. A summary of our results for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Statement of Operations Data:
Total revenues	$61,215	$39,643
Total expenses	54,297	34,748

Income before minority interests	$6,918	$4,895

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of such growth, a period-to-period comparison of our financial performance focuses primarily on the impact on our revenues and expenses resulting from the new property additions to our portfolio. On a “same space” property basis, our revenues and expenses have remained substantially stable as a result of the generally consistent occupancy rates at our properties. The following table identifies each of the properties in our portfolio acquired from December 31, 2003 through March 31, 2006:

Acquired Properties	Acquisition Date	Redevelopment Space (1)	Net Rentable Square Feet Excluding Redevelopment Space	Square Feet including Redevelopment Space	Occupancy Rate March 31, 2006 (2)
At December 31, 2003 (13 properties)		143,781	2,666,098	2,809,879	95.2%

Year Ended December 31, 2004
100 Technology Center Drive	Feb-04	—	197,000	197,000	100.0
4849 Alpha Road	Apr-04	—	125,538	125,538	100.0
600 West Seventh Street	May-04	59,319	430,403	489,722	97.3
2045 & 2055 LaFayette Street	May-04	—	300,000	300,000	100.0
100 & 200 Quannapowitt Parkway	Jun-04	—	388,000	388,000	100.0
11830 Webb Chapel Road	Aug-04	—	365,648	365,648	93.3
150 South First Street	Sep-04	—	183,483	183,483	100.0
3065 Gold Camp Drive	Oct-04	—	62,957	62,957	100.0
200 Paul Avenue 1-4	Nov-04	37,630	490,050	527,680	94.2
1100 Space Park Drive	Nov-04	85,542	80,148	165,690	97.4
3015 Winona Avenue	Dec-04	—	82,911	82,911	100.0

Subtotal		182,491	2,706,138	2,888,629	97.5

Year Ended December 31, 2005
833 Chestnut Street	Mar-05	119,660	535,098	654,758	75.5
1125 Energy Park Drive	Mar-05	—	112,827	112,827	100.0
350 East Cermak Road	May-05	263,208	870,183	1,133,391	92.2
8534 Concord Center Drive	Jun-05	—	82,229	82,229	100.0
2401 Walsh Street	Jun-05	—	167,932	167,932	100.0
200 North Nash Street	Jun-05	—	113,606	113,606	100.0
2403 Walsh Street	Jun-05	—	103,940	103,940	100.0
4700 Old Ironsides Drive	Jun-05	—	90,139	90,139	100.0
4650 Old Ironsides Drive	Jun-05	—	84,383	84,383	100.0
731 East Trade Street	Aug-05	—	40,879	40,879	100.0
113 North Myers	Aug-05	10,501	18,717	29,218	100.0
125 North Myers	Aug-05	13,242	12,150	25,392	85.8
Paul van Vlissingenstraat 16	Aug-05	—	112,472	112,472	62.0
600-780 S. Federal	Sep-05	—	161,547	161,547	86.1
115 Second Avenue	Oct-05	55,569	12,500	68,069	—
Chemin de l’Epinglier 2	Nov-05	—	59,190	59,190	100.0
251 Exchange Place	Nov-05	—	70,982	70,982	100.0
7500 Metro Center Drive	Dec-05	74,962	—	74,962	—
7520 Metro Center Drive	Dec-05	—	45,000	45,000	100.0
3 Corporate Place	Dec-05	283,124	—	283,124	—

Subtotal		820,266	2,693,774	3,514,040	89.7

Three Months Ended March 31, 2006
4025 Midway Road	Jan-06	50,000	49,947	99,947	—
Clonshaugh Industrial Estate	Feb-06	—	20,000	20,000	— (3)

Subtotal		50,000	69,947	119,947	—

Total		1,196,538	8,135,957	9,332,495	93.3%

(1)	Redevelopment space requires significant capital investment in order to develop data center facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built data center space that was not completed by previous ownership and requires a large capital investment in order to build out the space.

(2)	Occupancy rates exclude redevelopment space.

(3)	In connection with the closing of the acquisition, we signed a 10-year lease with a leading U.S.-based Internet enterprise company for the entire net rentable square feet included in the above table.

Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

Portfolio

As of March 31, 2006, our portfolio consisted of 46 properties with an aggregate of 8.1 million net rentable square feet excluding 1.2 million square feet held for redevelopment compared to a portfolio consisting of 26 properties with an aggregate of 6.0 million net rentable square feet excluding space held for redevelopment as of March 31, 2005. The increase in our portfolio reflects the acquisition of 20 properties in the year ended March 31, 2006.

Operating revenues

Operating revenues during the three months ended March 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended March 31,			Percentage Change
	2006	2005	Change
Rental	$49,242	$32,691	$16,551	50.6%
Tenant reimbursements	11,573	6,520	5,053	77.5%
Other	168	300	(132)	(44.0%)

Total Revenues	$60,983	$39,511	$21,472	54.3%

As shown by the same space and new properties table shown below, the increases in rental revenues and tenant reimbursement revenues in the three months ended March 31, 2006 compared to the same period in 2005 were primarily due to our acquisitions of properties. Other revenues changes in the periods presented were primarily due to varying tenant termination revenues. We acquired 20 properties during the twelve months ended March 31, 2006.

The following table shows operating revenues for new properties (properties that were not owned for each of the full three months ended March 31, 2006 and 2005) and same space properties (in thousands):

	Same space Three Months Ended March 31,			New properties Three Months Ended March 31,
	2006	2005	Change	2006	2005	Change
Rental	$32,964	$31,717	$1,247	$16,278	$974	$15,304
Tenant reimbursements	7,409	6,199	1,210	4,164	321	3,843
Other	—	300	(300)	168	—	168

Total Revenues	$40,373	$38,216	$2,157	$20,610	$1,295	$19,315

Same space rental revenues increased primarily as a result of new leases at our properties during the year ended March 31, 2006, the largest of which was for space in 200 Paul Avenue 1-4. Same space tenant reimbursement revenues increased primarily as a result of higher utility and operating expenses being billed to our tenants, the largest occurrence of which was at 2323 Bryan Street where utility rate increases led to higher reimbursement revenues.

Expenses

Expenses during the three months ended March 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended March 31,			Percentage Change
	2006	2005	Change
Rental property operating and maintenance	$12,196	$7,145	$5,051	70.7%
Property taxes	7,057	3,681	3,376	91.7%
Insurance	916	599	317	52.9%
Interest	11,388	8,121	3,267	40.2%
Depreciation and amortization	18,256	12,143	6,113	50.3%
General and administrative	4,246	2,413	1,833	76.0%
Loss from early extinguishment of debt	57	125	(68)	(54.4%)
Other	181	521	(340)	(65.3%)

Total expenses	$54,297	$34,748	$19,549	56.3%

As shown in the same space expense and new properties table below, total expenses in the three months ended March 31, 2006 increased compared to the same period in 2005 primarily as a result of acquisition of properties. The following table shows expenses for new properties (properties that were not owned for each of the full three months ended March 31, 2006 and 2005) and same space properties (in thousands):

	Same space Three Months Ended March 31,			New properties Three Months Ended March 31,
	2006	2005	Change	2006	2005	Change
Rental property operating and maintenance	$9,083	$6,648	$2,435	$3,113	$497	$2,616
Property taxes	3,553	3,628	(75)	3,504	53	3,451
Insurance	562	591	(29)	354	8	346
Interest	6,843	7,446	(603)	4,545	675	3,870
Depreciation and amortization	12,029	11,594	435	6,227	549	5,678
Loss from early extinguishment of debt	57	125	(68)	—	—	—
Other	142	521	(379)	39	—	39

Total property related expenses	32,269	30,553	1,716	17,782	1,782	16,000
General and administrative (1)	4,246	2,413	1,833	—	—	—

	$36,515	$32,966	$3,549	$17,782	$1,782	$16,000

(1)	General and administrative expenses are included in same space as they are not allocable to specific properties.

Same space rental property and maintenance expenses increased in the three months ended March 31, 2006 compared to the same period in 2005 primarily as a result of higher utility rates in several of our properties leading to higher utility expense in 2006. Rental property operating and maintenance expenses included amounts paid to CB Richard Ellis for property management and other fees of $0.3 million and $0.4 million in the three months ended March 31, 2006 and 2005, respectively.

Same space interest expense decreased in the three months ended March 31, 2006 compared to the same period in 2005 primarily as a result of lower outstanding debt following the repayment of the 34551 Ardenwood Boulevard 1-4, 2334 Lundy Place, 2440 Marsh Lane mezzanine debt in the fourth quarter of 2005 and repayment of the 47700 Kato Road & 1055 Page Avenue mortgage loan in the first quarter of 2006. Interest incurred on our line of credit is allocated entirely to new properties in the table above.

Other expenses are primarily comprised of write-offs of the carrying amounts for deferred tenant improvements, acquired in place lease value and acquired above market lease values as a result of the early termination of tenant leases. Other expenses decreased in the three months ended March 31, 2006 compared to the same period in 2005 primarily due to the write off of assets following the termination of a tenant in 2005.

General and administrative expenses in the three months ended March 31, 2006 increased compared to the same period in 2005 primarily due to higher employee compensation costs together with higher legal costs and accounting costs including Sarbanes Oxley compliance costs, partially offset by capitalized expenses. General and administrative expenses in the three months ended March 31, 2006 excluded amounts capitalized relating to compensation expense of employees directly engaged in construction and leasing activities as follows:

	Three Months Ended March 31,
	2006	2005
Gross expenses	$4,749	$521
Capitalized expenses	(503)	—

Income statement expense	$4,246	$521

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

As of March 31, 2006, we had $25.2 million of cash and cash equivalents, excluding $18.0 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements and leasing deposits.

Our short term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments on our preferred stock, dividend payments to our stockholders and distributions to our unitholders in the Operating Partnership required to maintain our REIT status, capital expenditures, debt service on our loans and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, restricted cash accounts established for certain future payments and by drawing upon our unsecured credit facility.

As of March 31, 2006 our Operating Partnership has a $350 million unsecured revolving line of credit facility (with the option to further increase the unsecured revolving credit facility to $500 million subject to receipt of lender commitments and satisfaction of other conditions). Borrowings under this facility currently bear interest at a rate based on LIBOR (ranging from 1 to 6 month LIBOR) plus a margin ranging from 1.250% to 1.625%, depending on our Operating Partnership’s overall leverage, which margin was 1.50% as of March 31, 2006. The unsecured revolving line of credit facility matures in October 2008, subject to a one-year extension option that we may exercise if certain conditions are met. The amended unsecured revolving line of credit facility has a $150.0 million sub-facility for foreign exchange advances in Euros and British Sterling. We intend to use available borrowings under the amended unsecured revolving credit facility to, among other things, finance the acquisition of additional properties, to fund tenant improvements and capital expenditures, and to provide for working capital and other corporate purposes. As of March 31, 2006 the amount available under our line of credit was $76.3 million.

Properties acquired in 2006

During the three months ended March 31, 2006 we acquired the following properties:

Property	Location	Date acquired	Purchase price ($ millions)
4025 Midway Road	Dallas	January 6, 2006	$16.2
Clonshaugh Industrial Estate	Dublin, Ireland	February 6, 2006	6.3

			$22.5

Future uses of cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of March 31, 2006, we had commitments under leases in effect for $21.5 million of tenant improvement costs and leasing commissions all of which we expect to incur in 2006.

As of March 31, 2006, we have identified from our existing properties approximately 1.2 million square feet of redevelopment space and we also owned approximately 113,000 net rentable square feet of data center space with extensive installed tenant improvements that we may subdivide for multi-tenant turn-key data center use during the next two years rather than lease such space to large single tenants. Turn-Key Data Center space is move-in-ready space for the placement of computer and network equipment required to provide a data center environment. Depending on demand for additional turn-key data space, we may incur significant tenant improvement costs to build out and redevelop these spaces.

We also acquired the following properties after March 31, 2006. We did not obtain any new mortgage loans to purchase any of these properties and thus financed their acquisition primarily through our credit facility:

•	a property located in Toronto, Canada for approximately $16.0 million on April 13, 2006.

•	a property located in Atlanta for approximately $25.3 million on April 20, 2006.

•	a property located in Houston for approximately $30.5 million on April 26, 2006.

As of May 8, 2006 we also have a signed purchase agreement over a property located in Boston for a purchase price of approximately $8.7 million.

As we are completing due diligence over these potential acquisitions we can give no assurance that we will complete the purchase of these properties.

On December 3, 2005, we terminated share purchase agreements to acquire 100% of the shares of two German entities which together own IBM Technology Park, an approximately 80 acre technical campus located near Mainz, Germany containing 11 buildings with a total of approximately 1.5 million net rentable square feet. The terminated share purchase agreements provided for an aggregate purchase price, excluding expenses, for 100% of the shares in the two entities of approximately €77.4 million (approximately $98.5 million based on the rate of exchange on May 5, 2006). We are still in discussions with the owner of this property but there can be no assurance that we will acquire this property in the future, or if we do so that the price will be similar to the terminated agreements.

We are also subject to the commitments discussed below under “Commitments and Contingencies” and Off-Balance Sheet Arrangements, and Distributions as described below.

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

Distributions

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to continue to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred stockholders, common stockholders and unit holders from cash flow from operating activities. All such distributions are at the discretion of our board of directors. We may be required to use borrowings under the credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our status as a REIT. In the three months ended March 31, 2006, we declared the following dividends:

Date dividend and distribution declared	Share class	Dividend and distribution amount per share	Period covered	Dividend and distribution payable date	Annual equivalent rate of dividend and distribution per share	Dividend and distribution amount (in thousands)
February 27, 2006	Series A Preferred Stock	$0.53125	January 1, 2006 to March 31, 2006	March 31, 2006 to shareholders on record on March 15, 2006.	$2.125	$2,199
February 27, 2006	Series B Preferred Stock	$0.49219	January 1, 2006 to March 31, 2006	March 31, 2006 to shareholders on record on March 15, 2006.	$1.969	1,246
February 27, 2006	Common stock and operating partnership common units and long term incentive units.	$0.26500	January 1, 2006 to March 31, 2006	March 31, 2006 to shareholders on record on March 15, 2006.	$1.060	15,642

						$19,087

Commitments and Contingencies

The following table summarizes our contractual obligations as of March 31, 2006, including the maturities and scheduled principal on our secured debt and unsecured credit facility debt, and provides information about the commitments due in connection with our ground leases, tenant improvement and leasing commissions (in thousands):

Obligation	Total	2006	2007-2008	2009-2010	Thereafter
Long-term debt principal payments (1)	$811,517	$57,314	$319,931	$148,296	$285,976
Interest payable (2)	237,488	35,530	84,803	38,427	78,728
Ground leases (3)	22,745	307	817	817	20,804
Operating lease	3,772	380	1,176	1,290	926
Tenant improvements and leasing commissions (4)	21,521	21,521	—	—	—

	$1,097,043	$115,052	$406,727	$188,830	$386,434

(1)	Includes $204.4 million of borrowings under our unsecured credit facility, which is due to mature in October 2008 and excludes $2.1 million of loan premiums.

(2)	Interest payable is based on the interest rate in effect on March 31, 2006 including the effect of interest rate swaps. Interest payable excluding the effect of interest rate swaps is as follows (in thousands):

Total
2006	$37,155
2007-2008	87,679
2009-2010	38,555
Thereafter	78,728

$242,117

(3)	This is comprised of ground lease payments on 2010 East Centennial Circle, Chemin de l’Epinglier 2, Clonshaugh Industrial Estate and Paul van Vlissingenstraat 16. After February 2036, rent for the remaining term of the 2010 East Centennial Circle ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information. The Chemin de l’Epinglier 2 ground lease which expires in July 2074 contains potential inflation increases which are not reflected in the table above. The Paul van Vlissingenstraat and Clonshaugh Industrial Estate amounts are translated at the March 31, 2006 exchange rate of 1.21 per € 1.00. The 16 Chemin de l’Epinglier 2 amounts are translated at the March 31, 2006 exchange rate of 1.30 per Swiss Franc.

(4)	This amount includes approximately $9.9 million of commitments we will pay and the tenant will reimburse us for the costs.

We are obligated to pay the seller of the 350 East Cermak Road a contingent fee of up to $20.0 million in the event a new real estate tax classification for the property is obtained prior to December 31, 2006. We have also agreed with the seller to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 263,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013. As part of the acquisition of Paul van Vlissingenstraat 16, we entered into an agreement with the seller, whereby, for twelve months from the execution of the purchase and sale agreement, our purchase price may increase dependant upon future leasing activity as a result of actions by the seller. The amount of the potential commitment is not currently quantifiable as it is based on a 10% cap rate on the incremental operating income from qualifying new leases that are closed or binding during the participation period. We have no liability for these contingent liabilities on our consolidated balance sheet at March 31, 2006.

In November 2004 and May 2005, we entered into interest rate swap agreements to hedge variability in cash flows related to LIBOR based mortgage loans for approximately $192.8 million of our variable rate debt as of March 31, 2006. Under these swaps, we receive variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt, at March 31, 2006 (in millions):

Debt Summary:
Fixed rate	$416.5
Variable rate—hedged by interest rate swaps	192.8

Total fixed rate	609.3
Variable rate—unhedged	204.4

Total	813.7
Percent of Total Debt:
Fixed rate (including swapped debt)	74.9%
Variable rate	25.1%

Total	100.0%
Effective Interest Rate at March 31, 2006
Fixed rate (including swapped debt)	5.79%
Variable rate—unhedged	6.43%
Effective interest rate	5.95%

At March 31, 2006, we had approximately $813.7 million of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total market capitalization was approximately 31% (based on the closing price of our common stock on March 31, 2006 of $28.17. The variable rate debt shown above bears interest at interest rates based on various LIBOR rates ranging from one to twelve months, depending on the agreement governing the debt. The debt secured by our properties at March 31, 2006 had a weighted average term to initial maturity of approximately 5.3 years (approximately 6.0 years assuming exercise of extension options).

Unsecured Credit Facility. At March 31, 2006, we had an unsecured revolving line of credit facility (credit facility) under which we can borrow up to $350.0 million (with the option to further increase the line to $500.0 million subject to receipt of lender commitments and satisfaction of other conditions). Borrowings under the credit facility currently bear interest at a rate based on LIBOR plus margin ranging from 1.250% to 1.625%, depending on our Operating Partnership’s overall leverage. This margin was

1.50% as of March 31, 2006, resulting in an interest rate at March 31, 2006 of 6.43% . The credit facility matures in October 2008, subject to a one-year extension option, which we may exercise if certain conditions are met. The credit facility has a $150.0 million sub-facility for foreign exchange advances in Euros and British Sterling. At March 31, 2006 we had outstanding $204.4 million under the credit facility and $76.3 million was available for use.

Off-Balance Sheet Arrangements

At March 31, 2006 we were a party to interest rate cap agreements in connection with debt and interest rate swap agreements with KeyBank National Association and Bank of America related to $192.8 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

We were also a party to a foreign currency forward sale contract in connection with our ownership of the 6 Braham Street property in London, England. We terminated this foreign currency contract in January 2006 and received cash of approximately $0.7 million.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005

The following table shows cash flows and ending cash and cash equivalent balances for the three months ended March 31, 2006 and 2005, respectively (in thousands):

	Three Months Ended
	2006	2005	Change
Net cash provided by operating activities	$14,857	$11,708	$3,149
Net cash used in investing activities	(32,533)	(71,645)	39,112
Net cash provided by financing activities	31,925	58,255	(26,330)

Net increase (decrease) in cash and cash equivalents	$14,249	$(1,682)	$15,931

The increase in net cash provided by operating activities was primarily due to revenues from the properties added to our portfolio which was partially offset by increased operating and interest expenses. We acquired 20 properties during the twelve months ended March 31, 2006.

Net cash used in investing activities primarily relates to new properties acquired during the three months ended March 31, 2006 and 2005, and tenant improvement advances to tenants during the three months ended March 31, 2006. The decrease in net cash used in investing activities was primarily due to lower expenditures to acquire properties in the three months ended March 31, 2006 compared to the same period in 2005. This decrease was partially offset by advances to tenants for tenant improvements in the three months ended March 31, 2006. No such advances occurred in the three months ended March 31, 2005.

Net cash flows from financing activities consisted of the following amounts (in thousands):

	Three Months Ended
	2006	2005	Change
Net proceeds from borrowings	$64,527	$(17,788)	$82,315
Net proceeds from issuance of stock	452	99,103	(98,651)
Dividend payments	(34,726)	(22,452)	(12,274)
Other	1,672	(608)	2,280

Net cash provided by financing activities	$31,925	$58,255	$(26,330)

Proceeds from issuance of stock were primarily related to our preferred stock offering in February 2005. Dividend payments increased primarily as a result of our July 2005 offering of common and preferred stock. We obtained a mortgage loan over our 600 West Seventh Street property for $60.0 million in the first quarter of 2006.

Minority interest

Minority interests relate to the interests in the Operating Partnership that are not owned by us, which, at March 31, 2006, amounted to 46.8% of the Operating Partnership common units. In conjunction with our formation, GI Partners received common units, in exchange for contributing ownership interests in properties to the Operating Partnership. Also in connection with acquiring real estate interests owned by third parties, the Operating Partnership issued common units to those sellers.

Limited partners who acquired common units in the formation transactions have the right to require the Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to registration rights agreements we entered into with GI Partners and the other third party contributors, we filed a shelf registration statement covering the issuance of the shares of our common stock issuable upon redemption of the common units, and the resale of those shares of common stock by the holders. GI Partners distributed 4,030,184 Operating Partnership common units to its owners and these units were converted into shares of our common stock on March 29, 2006 and sold to third parties on April 3, 2006.

Inflation

Substantially all of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Reporting Standard (FAS) No. 123 (revised 2004), Share-Based Payment (FAS No. 123R), which is a revision of FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 123R supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS No. 95, Statement of Cash Flows. Registrants were initially required to adopt FAS No. 123R as of the beginning of the first interim or annual period that begins after June 15, 2005. We adopted FAS No. 123R as of October 1, 2005 and there was no material impact on our consolidated financial statements.

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

Analysis of debt between fixed and variable rate.

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. At March 31, 2006, our consolidated debt was as follows:

Q106
Fixed rate debt:
Fair value of fixed rate debt	$417.0
Carrying value of fixed rate debt	416.5

Excess of fair value over carrying value	$0.5

Total outstanding debt:
Principal on mortgage loans	607.2
Debt premium on two mortgage loans	2.1
Notes payable under line of credit	204.4

Total outstanding debt	$813.7

Variable debt ignoring interest rate swaps	$397.2
Variable debt after rate swaps	$204.4
Variable debt after rate swaps as percentage of total outstanding debt	25.1%

Interest rate swaps included in this table and their fair values as of March 31, 2006 were as follows (in thousands):

Current Notional Amount	Strike Rate	Effective Date	Expiration Date	Fair Value
$43,000	3.250%	November 26, 2004	September 15, 2006	$349
20,970	3.754	November 26, 2004	January 2, 2009	714
20,000	3.824	November 26, 2004	April 1, 2009	737
8,775	3.331	November 26, 2004	December 1, 2006	103
100,000	4.025	May 26, 2005	June 15, 2008	2,275

$192,745				$4,178

Sensitivity to changes in interest rates.

The following table shows the effect if assumed changes in interest rates occurred:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	51	$1.6
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(51)	(1.6)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	51	1.0
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	51	(1.0)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(57)	7.1
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	57	(6.9)

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

Foreign currency forward exchange risk

As of March 31, 2006, we have foreign operations in the United Kingdom, Switzerland, Ireland and The Netherlands and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the Euro and the British Pound. For these currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. For the three months ended March 31, 2006, operating revenues from properties in Europe contributed $2.2 million which represented 3.6% of our operating revenues.

As of March 31, 2006, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. Prior to January 2006, we were party to a foreign currency forward sale contract with a notional value of approximately £7.9 million. We terminated this contract in January 2006 and received cash of approximately $0.7 million.

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

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, we have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 – Legal Proceedings.

None.

ITEM 1A – Risk factors

See our risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3 – Defaults Upon Senior Securities.

None.

ITEM 4 – Submission of Matters to a Vote of Security Holders.

None.

ITEM 5 – Other Information.

(a) None.

(b) None.

ITEM 6 – Exhibits

Exhibit

10.1	Amendment No. 3 to the Credit Agreement, dated as of May 3, 2006, among Digital Realty Trust, L.P., Citicorp North America, Inc., as administrative agent, the financial institutions named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, Bank of America, N.A., KeyBank National Association and Royal Bank of Canada, as co-documentation agents, and Citigroup Global Markets Inc. and Merrill Lynch, as the arrangers.

12.1	Statement of Computation of Ratios

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

May 8, 2006	/s/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer

May 8, 2006	/s/ A. WILLIAM STEIN
A. William Stein Chief Financial Officer and Chief Investment Officer (principal financial officer)

May 8, 2006	/s/ EDWARD F. SHAM
Edward F. Sham Vice President and Controller (principal accounting officer)