Form 10-Q
period 2006-06-30
Digital Realty Trust, Inc.
filed 2006-08-04
CIK 1297996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non- accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock, $.01 par value per share	36,104,961

DIGITAL REALTY TRUST, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	June 30, 2006 (unaudited)	December 31, 2005
ASSETS
Investments in real estate:
Land	$203,903	$191,961
Acquired ground leases	2,982	1,477
Buildings and improvements	1,059,608	941,115
Tenant improvements	133,259	123,957

Investments in real estate	1,399,752	1,258,510
Accumulated depreciation and amortization	(80,541)	(64,404)

	1,319,211	1,194,106
Cash and cash equivalents	13,408	10,930
Accounts and other receivables, net of allowance for doubtful accounts of $1,287 and $763 as of June 30, 2006 and December 31, 2005, respectively	17,403	7,587
Deferred rent	30,639	25,094
Acquired above market leases, net	44,376	48,237
Acquired in place lease value and deferred leasing costs, net	209,940	201,141
Deferred financing costs, net	7,706	7,659
Restricted cash	22,658	22,123
Assets held for sale	37,897	—
Other assets	10,619	12,293

Total Assets	$1,713,857	$1,529,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable under line of credit	$211,554	$181,000
Mortgage loans	608,947	568,067
Accounts payable and other accrued liabilities	43,326	36,869
Accrued dividends and distributions	—	15,639
Acquired below market leases, net	84,185	67,177
Liabilities related to assets held for sale	28,081	—
Security deposits and prepaid rents	14,329	11,476

Total liabilities	990,422	880,228

Commitments and contingencies

Minority interests in consolidated joint venture related to assets and liabilities held for sale	191	206
Minority interests in operating partnership	240,808	262,239

Stockholders’ equity:
Preferred Stock: $0.01 par value, 20,000,000 authorized:
Series A Cumulative Redeemable Preferred Stock, 8.50%, $103,500,000 liquidation preference ($25.00 per share), 4,140,000 issued and outstanding	99,297	99,297
Series B Cumulative Redeemable Preferred Stock, 7.875%, $63,250,000 liquidation preference ($25.00 per share), 2,530,000 issued and outstanding	60,502	60,502
Common Stock; $0.01 par value: 100,000,000 authorized, 36,104,961 and 27,363,408 shares issued and outstanding as of June 30, 2006 and December 31, 2005	361	274
Additional paid-in capital	359,590	252,562
Dividends in excess of earnings	(41,312)	(27,782)
Accumulated other comprehensive income, net	3,998	1,644

Total stockholders’ equity	482,436	386,497

Total liabilities and stockholders’ equity	$1,713,857	$1,529,170

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited in thousands except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating Revenues:
Rental	$52,033	$36,148	$99,857	$67,337
Tenant reimbursements	12,675	8,079	24,175	14,557
Other	—	3,832	168	4,132

Total operating revenues	64,708	48,059	124,200	86,026

Operating Expenses:
Rental property operating and maintenance	13,618	9,166	25,328	15,810
Property taxes	7,096	4,721	13,935	8,203
Insurance	1,068	511	1,958	1,091
Depreciation and amortization	19,511	13,728	37,024	25,267
General and administrative	4,674	2,453	8,920	4,866
Other	150	961	331	1,482

Total operating expenses	46,117	31,540	87,496	56,719

Operating income	18,591	16,519	36,704	29,307

Other Income (Expenses):
Interest and other income	262	110	491	239
Interest expense	(11,830)	(8,938)	(22,869)	(16,708)
Loss from early extinguishment of debt	(425)	—	(482)	(125)

Income from continuing operations before minority interests	6,598	7,691	13,844	12,713
Minority interests in continuing operations of operating partnership	(1,413)	(3,272)	(3,435)	(5,507)

Income from continuing operations	5,185	4,419	10,409	7,206
Loss from discontinued operations before minority interests	(163)	(217)	(491)	(344)
Minority interests attributable to discontinued operations	73	133	264	212

Loss from discontinued operations	(90)	(84)	(227)	(132)
Net income	5,095	4,335	10,182	7,074

Preferred stock dividends	(3,445)	(2,199)	(6,890)	(3,470)

Net income available to common stockholders	$1,650	$2,136	$3,292	$3,604

Income per share from continuing operations available to common stockholders:
Basic	$0.05	$0.10	$0.12	$0.18
Diluted	$0.05	$0.10	$0.12	$0.18

Loss per share from discontinued operations:
Basic	$—	$—	$(0.01)	$(0.01)
Diluted	$—	$—	$(0.01)	$(0.01)

Net income per share available to common stockholders:
Basic	$0.05	$0.10	$0.11	$0.17
Diluted	$0.05	$0.10	$0.11	$0.17

Weighted average common shares outstanding:
Basic	33,372,240	21,421,300	30,453,957	21,421,300
Diluted	33,872,344	21,584,913	30,944,327	21,559,958

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited in thousands)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$5,095	$4,335	$10,182	$7,074
Other comprehensive income:
Foreign currency translation adjustments	2,703	2	3,276	1,166
Minority interests in foreign currency translation adjustments	(1,211)	(1)	(1,517)	(694)
Increase (decrease) in fair value of interest rate swaps	1,061	(1,412)	2,265	(2)
Minority interests in change in fair value of interest rate swaps	(474)	840	(1,117)	1
Reclassification of other comprehensive income to interest expense	(644)	236	(1,065)	545
Minority interests in reclassification of other comprehensive income to interest expense	287	(140)	512	(324)

Comprehensive income	$6,817	$3,860	$12,536	$7,766

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited in thousands)

	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities (including discontinued operations):
Net income	$10,182	$7,074
Adjustments to reconcile net income to net cash provided by operating activities
Minority interests in operating partnership and discontinued operations	3,171	5,295
Write-off of net assets due to early lease terminations	80	(58)
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases, including amounts for discontinued operations	21,294	14,331
Amortization over the vesting period of the fair value of equity compensation	866	96
Allowance for doubtful accounts	524	(81)
Amortization of deferred financing costs	1,702	1,382
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	106	125
Amortization of debt premium	(114)	(39)
Amortization of acquired in place lease value and deferred leasing costs	16,764	12,140
Amortization of acquired above market leases and acquired below market leases, net	(2,216)	(818)
Changes in assets and liabilities:
Accounts and other receivables	(2,213)	(1,689)
Deferred rent	(7,992)	(4,991)
Deferred leasing costs	(3,720)	(721)
Other assets	(1,439)	610
Accounts payable and other accrued liabilities	4,194	(241)
Security deposits and prepaid rents	3,267	1,903

Net cash provided by operating activities (including discontinued operations)	44,456	34,318

Cash flows from investing activities:
Acquisitions of properties (including $16.5 million paid to GI Partners in 2005)	(146,497)	(311,034)
Deposits paid for acquisitions of properties	(500)	—
Receipt of value added tax refund	3,121	—
Refundable value added tax in conjunction with acquisition	(805)	—
Change in restricted cash	(787)	(10,754)
Improvements to investments in real estate	(23,769)	(4,790)
Other deposits	(911)	—
Tenant improvement advances to tenants	(7,362)	—

Net cash used in investing activities	(177,510)	(326,578)

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited in thousands)

Six Months Ended
June 30, 2006	June 30, 2005

Cash flows from financing activities:
Borrowings on line of credit	$225,554	$212,000
Repayments on line of credit	(195,000)	(68,000)
Proceeds from mortgage loans	107,865	100,000
Principal payments on mortgage loans	(42,230)	(11,769)
Settlement of foreign currency forward sale contract	694	(2,519)
Reimbursement by GI Partners of settlement cost of foreign currency forward sale contract	—	1,911
Payment of loan fees and costs	(1,965)	(1,085)
Refund of rate-lock deposit	1,200	—
Gross proceeds from the sale of common stock	97,600
Gross proceeds from the sale of preferred stock	—	103,500
Common stock offering costs paid	(3,097)	(594)
Preferred stock offering costs paid	—	(4,203)
Proceeds from exercise of employee stock options	452	—
Payment of dividends to preferred stockholders	(6,890)	(3,470)
Payment of dividends to common stockholders and distributions to limited partners of operating partnership	(47,990)	(34,086)

Net cash provided by financing activities	136,193	291,685

Net increase (decrease) in cash and cash equivalents	3,139	(575)
Cash and cash equivalents classified within assets held for sale	(661)	—
Cash and cash equivalents at beginning of period	10,930	4,557

Cash and cash equivalents at end of period	$13,408	$3,982

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$23,540	$15,502
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$3,276	$473
Increase in other assets related to increase in fair value of interest rate swaps	2,265	—
Reclassification of owner’s equity to minority interest in the Operating Partnership	(42,123)	—
Operating Partnership units converted to common stock	53,842	—
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	3,261	435
Allocation of purchase of properties to:
Investments in real estate	146,703	271,810
Accounts and other receivables	—	200
Acquired above market leases	—	12,380
Acquired below market leases	(22,846)	(19,198)
Acquired in place lease value and deferred leasing costs	23,699	66,520
Other Assets	—	500
Mortgage loans assumed	—	(9,746)
Loan premium	—	(944)
Accounts payable and other accrued liabilities	(1,059)	(11,333)
Reverse minority interest in consolidated joint venture	—	845

Cash paid for acquisition of properties	146,497	311,034
Increase to components of net investment foreign currency hedge upon settlement:
Investment in real estate	—	5,304
Mortgage loans	—	(3,307)
Other accrued liabilities	—	(1,997)

	—	—
Accrual of common and preferred stock offering costs	—	250
Reallocation of limited partners’ interests in Operating Partnership to the general partner	—	257

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 and 2005

(unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, “we” or the Company) is engaged in the business of owning, acquiring, repositioning and managing technology-related real estate. As of June 30, 2006 our portfolio consists of 50 properties; 45 are located throughout the United States, four are located in Europe, and one property is located in Canada. Our properties are diversified in major markets where corporate data center and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York, Philadelphia, San Francisco and Silicon Valley metropolitan areas. The portfolio consists of Internet gateway properties, data center properties, technology manufacturing properties and regional or national headquarters of technology companies.

We completed our initial public offering (IPO) on November 3, 2004 and commenced operations on that date. The Operating Partnership was formed on July 21, 2004 in anticipation of our IPO. As of June 30, 2006, we own a 57.3% common interest and a 100% preferred interest in the Operating Partnership. We have control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace the general partner nor do they have participating rights, although they do have certain protective rights.

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

The accompanying condensed interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments are of a normal recurring nature and necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

(b) Cash Equivalents

For purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less when purchased to be cash equivalents. As of June 30, 2006 and December 31, 2005, cash equivalents consist of investments in a money market fund.

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

We have elected to treat three of the Operating Partnership’s subsidiaries as taxable REIT subsidiaries (each, a TRS). In general, a TRS may perform non-customary services for tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). Our TRS’s are subject to corporate federal and state income taxes based on their taxable income. These rates are generally those rates which are charged for regular corporate entities. Income taxes are recorded using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded against the combined federal and state net deferred taxes reducing the deferred tax asset to a net amount. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of June 30, 2006 one of our TRS’s is estimated to have a net operating loss carryforward for federal and state income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of future realizability, management has fully offset the net deferred tax assets with a valuation allowance.

To the extent that any foreign taxes are incurred by the subsidiaries invested in real estate located outside of the United States, a provision is made for such taxes.

(e) Asset Retirement Obligations

We record accruals for estimated retirement obligations, as required by SFAS No. 143, “Accounting for Asset Retirement Obligations” and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. As of both June 30, 2006 and December 31, 2005 the amount included in accounts payable and other accrued liabilities on our condensed consolidated balance sheets was approximately $0.8 million and the equivalent asset is recorded at $0.7 million, net of amortization.

(f) Reclassifications

Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the 2006 presentation. These include the reclassification of 7979 East Tufts Avenue revenues and expenses to discontinued operations in the accompanying condensed consolidated statements of operations, as further described in note 5.

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

3. Minority Interests in the Operating Partnership

Minority interests in the Operating Partnership relate to the interests that are not owned by us. The following table shows the ownership interest in the Operating Partnership at June 30, 2006 and December 31, 2005.

	June 30, 2006		December 31, 2005
	Common units and long term incentive units	Percentage of total	Common units and long term incentive units	Percentage of total
The Company	36,104,961	57.3%	27,363,408	46.4%
Minority interest consisting of:
GI Partners	19,669,175	31.2	23,699,359	40.2
Third Parties	5,655,846	8.9	6,331,511	10.7
Employees (long term incentive units, see note 8)	1,622,671	2.6	1,622,671	2.7

	63,052,653	100.0%	59,016,949	100.0%

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

During the three months ended June 30, 2006, third parties converted 675,665 Operating Partnership units into shares of our common stock. These conversions were recorded as a reduction to minority interest and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet. We did not receive any cash proceeds upon conversion of these Operating Partnership units.

Under the terms of certain third parties’ (the eXchange parties) contribution agreement signed in the third quarter of 2004, we have agreed to indemnify each eXchange party against adverse tax consequences in the event the Operating Partnership directly or indirectly, sells, exchanges or otherwise disposes of (whether by way of merger, sale of assets or otherwise) in a taxable transaction any interest in 200 Paul Avenue 1-4 or 1100 Space Park Drive until the earlier of November 3, 2013 and the date on which these contributors hold less than 25% of the Units issued to them in the formation transactions consummated concurrently with the IPO. Under the eXchange parties’ contribution agreement, we have agreed to make $20.0 million of indebtedness available for guaranty by these parties until the earlier of November 3, 2013 and the date on which these contributors or certain transferees hold less than 25% of the Units issued to them in the formation transactions consummated concurrently with the IPO.

4. Investments in Real Estate Acquired During the Three Months Ended June 30, 2006

We made the following acquisitions of real estate assets during the three months ended June 30, 2006:

Property	Metropolitan Area	Date acquired	Purchase Price (in millions)
6800 Millcreek Drive	Toronto, Canada	April 13, 2006	$16.0
101 Aquila Way	Atlanta	April 20, 2006	25.3
12001 North Freeway	Houston	April 26, 2006	30.5
14901 FAA Boulevard	Dallas	June 30, 2006	50.6

			$122.4

The purchase prices of these acquisitions have been allocated on a preliminary basis to the assets acquired and the liabilities assumed. We expect to finalize our purchase price allocation no later than twelve months from the date of each acquisition.

5. Discontinued Operations

In June 2006, we classified 7979 East Tufts Avenue as “held for sale” upon committing to sell this property and we also ceased recording depreciation expense at that time.

The results of operations of 7979 East Tufts Avenue are reported as discontinued operations for all periods presented in the accompanying consolidated condensed financial statements. The following table summarizes the income and expense components that comprise loss from discontinued operations for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating revenues	$1,660	$1,490	$3,151	$3,034
Operating expenses	(1,476)	(1,360)	(2,949)	$(2,683)
Interest and other income	4	4	7	7
Interest expense	(351)	(351)	(700)	(702)

Loss from discontinued operations before minority interests	(163)	(217)	(491)	(344)
Minority interests attributable to discontinued operations	73	133	264	212

Loss from discontinued operations	$(90)	$(84)	$(227)	$(132)

The major classes of assets and liabilities associated with assets held for sale as of June 30, 2006 consist of the following (in thousands):

June 30, 2006
Investments in real estate	$37,389
Accumulated depreciation and amortization	(5,360)

Net investments in real estate	32,029
Other assets	5,868

Assets held for sale	$37,897

Mortgage loans	26,000
Other liabilities	2,081

Liabilities related to assets held for sale	$28,081

Minority interests in consolidated joint venture related to assets and liabilities held for sale	$191

6. Debt

A summary of outstanding indebtedness as of June 30, 2006 and December 31, 2005, respectively, is as follows (in thousands):

Properties	Interest Rate at June 30, 2006		Maturity Date		Principal Outstanding June 30, 2006		Principal Outstanding December 31, 2005
Mortgage loans:
Secured Term Debt (1)	5.65%		Nov. 11, 2014		$151,905		$152,918
350 East Cermak Road	1-month LIBOR + 2.20	%(2)(3)	Jun. 9, 2008	(4)	100,000		100,000
200 Paul Avenue 1-4	5.74%		Oct. 8, 2015		81,000		81,000
2323 Bryan Street (5)	6.04%		Nov. 6, 2009		56,931		57,282
34551 Ardenwood Boulevard 1-4, 2334 Lundy Place, 2440 Marsh Lane	1-month LIBOR + 1.59	%(2)	Aug. 9, 2006	(6)	43,000		43,000
7979 East Tufts Avenue	5.14%		—		—		26,000	(7)
6 Braham Street	6.85%		—		—		22,490	(8)
6 Braham Street	3-month GBP LIBOR + 0.90	%(2)	Apr. 10, 2011		24,399	(8)
4055 Valley View Lane	3-month LIBOR + 1.20	%(2)	Jan. 1, 2009		20,880		21,150
100 Technology Center Drive	3-month LIBOR + 1.70	%(2)	Apr. 1, 2009		20,000		20,000
Paul van Vlissingenstraat 16	3-month EURIBOR + 1.60	%(2)	Jul. 18, 2013		14,325	(9)	—
Chemin de l’Epinglier 2	3-month EURIBOR + 1.50	%(2)	Jul. 18, 2013		10,334	(9)	—
47700 Kato Road & 1055 Page Avenue	1-month LIBOR + 2.25%		—		—		17,540
1125 Energy Park Drive	7.62	%(10)	Mar. 1, 2032		9,622		9,675
375 Riverside Parkway	3-month LIBOR + 1.85	%(2)	Nov. 25, 2006	(4)	8,775		8,775
600 West Seventh Street	5.80%		Mar. 15, 2016		59,731		—
731 East Trade Street	8.22%		Jul. 1, 2020		5,964		6,042

					606,866		565,872
Unsecured line of credit	1-month LIBOR + 1.50	%(11)	Oct. 31, 2008	(12)	211,554		181,000

Total principal outstanding					818,420		746,872
Loan premium—1125 Energy Park Drive and 731 East Trade Street mortgages					2,081		2,195

Total indebtedness					$820,501		$749,067

(1)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.

(2)	We have entered into interest rate swap agreements as a cash flow hedge for interest generated by these LIBOR, EURIBOR and GBP LIBOR based loans. The total notional amount of the swap agreements was $241.7 million as of June 30, 2006 and $192.9 million as of December 31, 2005. See note 10 for further information.

(3)	This is the weighted average interest rate as of June 30, 2006. The first note, in a principal amount of $80.0 million, bears interest at a rate of 1-month LIBOR + 1.375% per annum and the second note, in a principal amount of $20.0 million, bears interest at a rate of 1-month LIBOR + 5.5% per annum.

(4)	Two one-year extensions are available, which we may exercise if certain conditions are met.

(5)	This loan is also secured by a $5.0 million letter of credit.

(6)	The 13-month extension option has been exercised and a one-year extension is available.

(7)	As of June 30, 2006 the outstanding principal for this loan is $26.0 million and is included in liabilities related to assets held for sale in our condensed consolidated balance sheet.

(8)	Based on exchange rate of $1.85 to £1.00 as of June 30, 2006 and $1.72 to £1.00 as of December 31, 2005.

(9)	Based on exchange rate of $1.28 to €1.00 as of June 30, 2006.

(10)	If the loan is not repaid by March 1, 2012, the interest rate increases to the greater of 9.62% or the then treasury rate plus 2%.

(11)	The interest rate under our unsecured line of credit equals either (i) LIBOR (ranging from 1- to 6-month LIBOR) plus a margin of between 1.250% and 1.625% or (ii) the greater of (x) the base rate announced by the lender and (y) the federal funds rate, plus a margin of between 0.375% - 0.750%. In each case, the margin is based on our leverage ratio. We incur a fee ranging from 0.15% to 0.25% for the unused portion of our unsecured line of credit.

(12)	A one-year extension option is available.

At June 30, 2006, our Operating Partnership has an unsecured revolving line of credit facility (credit facility) for $350.0 million (with the option to further increase to $500 million subject to receipt of lender commitments and satisfaction of other conditions). As of June 30, 2006 borrowings under the credit facility bear interest at a rate of 6.83%, which is based on 1-month LIBOR plus a margin ranging from 1.250% to 1.625%, depending on our Operating Partnership’s overall leverage and this margin was 1.50% as of June 30, 2006. The credit facility matures in October 2008, subject to a one-year extension option and has a $150.0 million sub-facility for foreign exchange advances in Euros and British Sterling. As of June 30, 2006, approximately $211.6 million was drawn under this facility. The credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios and maintain a pool of unencumbered assets. In addition, except to enable us to maintain our status as a REIT for federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined, for such period, subject to certain other adjustments. As of June 30, 2006, we were in compliance with all the covenants. On July 24, 2006 we increased the size of our credit facility to $500 million.

Some of the loans impose penalties upon prepayment. The terms of the following mortgage loans do not permit prepayment of the loan prior to the dates listed below:

Loan	Date
2323 Bryan Street	August 2009
200 Paul Avenue 1-4	November 2010
1125 Energy Park Drive	December 2011
Secured Term Debt	September 2014

During the three and six months ended June 30, 2006 we capitalized interest of approximately $1.1 million and $1.8 million, respectively. We did not capitalize any interest in the same periods in 2005.

7. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income from continuing operations	$5,185	$4,419	$10,409	$7,206
Preferred stock dividends	(3,445)	(2,199)	(6,890)	(3,470)

Income from continuing operations available to common stockholders	1,740	2,220	3,519	3,736
Loss from discontinued operations	(90)	(84)	(227)	(132)

Net income available to common stockholders	$1,650	$2,136	$3,292	$3,604

Weighted average shares outstanding—basic	33,372,240	21,421,300	30,453,957	21,421,300
Potentially dilutive common shares:
Stock options	398,235	163,613	393,566	138,658
Class C Units	101,869	—	96,804	—

Weighted average shares outstanding—diluted	33,872,344	21,584,913	30,944,327	21,559,958

Income (loss) per share - basic:
Income per share available to common stockholders	$0.05	$0.10	$0.12	$0.18
Loss per share from discontinued operations	—	—	(0.01)	(0.01)

Net income per share from continuing operations available to common stockholders	$0.05	$0.10	$0.11	$0.17

Income (loss) per share - diluted:
Income per share from continuing operations available to common stockholders	$0.05	$0.10	$0.12	$0.18
Loss per share from discontinued operations	—	—	(0.01)	(0.01)

Net income per share available to common stockholders	$0.05	$0.10	$0.11	$0.17

We have excluded common Operating Partnership units not owned by us from the computation of diluted earnings per share as their effect would not be dilutive. The weighted average number of common Operating Partnership units excluded was 27,087,007 and 31,521,431 units during the three months ended June 30, 2006 and 2005, respectively, and 29,290,860 and 31,521,431 units during the six months ended June 30, 2006 and 2005, respectively. In addition for the three and six months ended June 30, 2006, the effect of the assumed exercise of 52,500 potentially dilutive outstanding stock options was not included in the net income per share calculation as this effect is antidilutive.

8. Stockholders’ Equity

(a) Redeemable Preferred Stock

Underwriting discounts and commissions and other offering costs totaling approximately $7.0 million are reflected as a reduction to preferred stock in the accompanying condensed consolidated balance sheets.

8.50% Series A Cumulative Redeemable Preferred Stock

We currently have outstanding 4,140,000 shares of our 8.50% series A cumulative redeemable preferred stock, or series A preferred stock. Dividends are cumulative on our series A preferred stock from the date of original issuance in the amount of $2.125 per share each year, which is equivalent to 8.50% of the $25.00 liquidation preference per share. Dividends on our series A preferred stock are payable quarterly in arrears. Our series A preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, our series A preferred stock will rank senior to our common stock with respect to the payment of distributions and other amounts and rank on parity with our Series B Preferred Stock. We are not allowed to redeem our series A preferred stock before February 9, 2010, except in limited circumstances to preserve our status as a REIT. On or after February 9, 2010, we may, at our option, redeem our series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series A preferred stock up to but excluding the redemption date. Holders of our series A preferred stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Our series A preferred stock is not convertible into or exchangeable for any other property or securities of our company.

7.875% Series B Cumulative Redeemable Preferred Stock

We currently have outstanding 2,530,000 shares of our 7.875% series B cumulative redeemable preferred stock, or series B preferred stock. Dividends are cumulative on our series B preferred stock from the date of original issuance in the amount of $1.96875 per share each year, which is equivalent to 7.875% of the $25.00 liquidation preference per share. Dividends on our series B preferred stock are payable quarterly in arrears. Our series B preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, our series B preferred stock will rank senior to our common stock with respect to the payment of distributions and other amounts and rank on parity with our Series A Preferred Stock. We are not allowed to redeem our series B preferred stock before July 26, 2010, except in limited circumstances to preserve our status as a REIT. On or after July 26, 2010, we may, at our option, redeem our series B preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series B preferred stock up to but excluding the redemption date. Holders of our series B preferred stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Our series B preferred stock is not convertible into or exchangeable for any other property or securities of our company.

(b) Shares and Units

A common unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. The common units are further discussed in note 3 and the long term incentive units are discussed in note 9, including the conversion of Operating Partnership common units into our common stock during the three and six months ended June 30, 2006.

In May 2006, we issued 4.0 million shares of common stock at a price of $24.40, which resulted in net proceeds of approximately $94.5 million after offering costs.

(c) Dividends and Distributions

In 2006, we have declared the following dividends and equivalent distributions on common units in our Operating Partnership:

Date dividend and distribution declared	Share class	Dividend and distribution amount per share	Period covered	Dividend and distribution payable date	Annual equivalent rate of dividend and distribution per share	Dividend and distribution amount (in thousands)
February 27, 2006	Series A Preferred Stock	$0.53125	January 1, 2006 to March 31, 2006	March 31, 2006 to shareholders on record on March 15, 2006.	$2.125	$2,199
February 27, 2006	Series B Preferred Stock	$0.49219	January 1, 2006 to March 31, 2006	March 31, 2006 to shareholders on record on March 15, 2006.	$1.969	1,246
February 27, 2006	Common stock and operating partnership common units and long term incentive units.	$0.26500	January 1, 2006 to March 31, 2006	March 31, 2006 to shareholders on record on March 15, 2006.	$1.060	15,642
May 1, 2006	Series A Preferred Stock	$0.53125	April 1, 2006 to June 30, 2006	June 30, 2006 to shareholders on record on June 15, 2006.	$2.125	2,199
May 1, 2006	Series B Preferred Stock	$0.49219	April 1, 2006 to June 30, 2006	June 30, 2006 to shareholders on record on June 15, 2006.	$1.969	1,246
May 1, 2006	Common stock and operating partnership common units and long term incentive units.	$0.26500	April 1, 2006 to June 30, 2006	June 30, 2006 to shareholders on record on June 15, 2006.	$1.060	16,709
Total 2006 dividends and distributions declared through June 30, 2006:
Series A Preferred Stock						4,398
Series B Preferred Stock						2,492
Common stock and operating partnership common units and long term incentive units.						32,351

						$39,241

(d) Stock Options

The fair value of each option granted under the 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the weighted-average assumptions listed below for grants in 2006 and 2005. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. The expense recorded for the three months ended June 30, 2006 and 2005 was approximately $76,000 and $44,000, respectively, and was $150,000 and $96,000 during the six months ended June 30, 2006 and 2005, respectively. Unearned compensation representing the unvested portion of the stock options totaled $1.1 million and $1.0 million as of June 30, 2006 and December 31, 2005, respectively. We expect to recognize this unearned compensation over the next 3.4 years on a weighted average basis.

The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options granted during the three and six months ended June 30, 2006 and 2005:

	Three and Six Months Ended June 30,
	2006	2005
Dividend yield	3.79%	6.88%
Expected life of option	120 months	120 months
Risk-free interest rate	4.59%	4.13%
Expected stock price volatility	25.02%	20.00%

The following table summarizes the 2004 Incentive Award Plan’s stock option activity for the six months ended June 30, 2006:

	Six months ended June 30, 2006
	Shares	Weighted average exercise price
Options outstanding, January 1, 2006	939,841	$13.27
Granted	52,500	28.09
Exercised	(35,704)	12.67
Forfeited	(25,954)	12.34

Options outstanding, June 30, 2006	930,683	$14.16
Exercisable, end of period	147,422	$12.14
Weighted-average fair value of options granted during the period		$6.42

We issued newly created common shares for the common stock options exercised during the six months ended June 30, 2006. The intrinsic value of options exercised in the six months ended June 30, 2006 was approximately $0.5 million.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2006:

Options outstanding					Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate Intrinsic Value	Number exercisable	Weighted average exercise price	Aggregate Intrinsic Value
$12.00-13.02	704,933	8.34	$12.06	$8,902,505	140,672	$12.04	$1,779,709
$13.47-14.50	53,250	8.59	14.19	559,355	6,750	14.31	70,070
$20.37	120,000	9.36	20.37	518,400	—	20.37	—
$28.09	52,500	9.66	28.09	—	—	—	—

	930,683	8.56	$14.16	$9,980,260	147,422	$12.14	$1,849,779

9. Incentive Plan

(a) Incentive Award Plan

Our 2004 Incentive Award Plan provides for the grant of incentive awards to employees, directors and consultants. Awards issuable under the 2004 Incentive Award Plan include stock options, restricted stock, dividend equivalents, stock appreciation rights, long-term incentive units, cash performance bonuses and other incentive awards. Only employees are eligible to receive incentive stock options under the 2004 Incentive Award Plan. We have reserved a total of 4,474,102 shares of common stock for issuance pursuant to the 2004 Incentive Award Plan, subject to certain adjustments set forth in the 2004 Incentive Award Plan. As of June 30, 2006, 560,493 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the 2004 Incentive Award Plan. Each long-term incentive and Class C unit issued under the 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2004 Incentive Award Plan and the individual award limit discussed below.

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

On October 26, 2005, the Operating Partnership amended and restated its agreement of limited partnership in order to create the Class C Units. As of June 30, 2006, and December 31, 2005, 1,180,000 Class C units had been awarded to our executive officers and other employees, and 80,000 Class C units are currently available for future awards. The fair value of these awards of approximately $4.0 million will be recognized as compensation expense on a straight line basis over the expected service period of five years. The unearned compensation as of June 30, 2006 and December 31, 2005 was $3.4 million and $3.8 million respectively, respectively. As of June 30, 2006 and December 31, 2005, none of the above awards had vested. We recognized compensation expense related to these Class C units of $0.2 million and $0.4 million in the three and six months ended June 30, 2006, respectively. If the Performance Condition is not met, the unamortized amount will be recognized as an expense at that time.

10.	Derivative Instruments

(a)	Interest rate swap agreements

As of June 30, 2006, we were a party to interest rate swap agreements which hedge variability in cash flows related to LIBOR and EURIBOR based mortgage loans. The fair value of these derivatives was $4.7 million and $3.3 million at June 30, 2006 and December 31, 2005, respectively.

As of June 30, 2006, we estimate that $2.3 million of accumulated other comprehensive income will be reclassified to earnings as a reduction to interest expense during the twelve months ending June 30, 2007 as the hedged forecasted transactions impact earnings.

The table below summarizes the terms of these interest rate swaps and their fair values as of June 30, 2006 (in thousands):

Current Notional Amount	Strike Rate	Effective Date	Expiration Date	Fair Value
$ 43,000	3.250%	Nov. 26, 2004	Sept. 15, 2006	$189
20,835	3.754	Nov. 26, 2004	Jan. 2, 2009	812
20,000	3.824	Nov. 26, 2004	Apr. 1, 2009	856
8,775	3.331	Nov. 26, 2004	Dec. 1, 2006	77
100,000	4.025	May 26, 2005	Jun. 15, 2008	2,662
24,399	4.944	Jul. 10, 2006	Apr. 10, 2011	158
14,325	3.981	May 17, 2006	Jul. 18, 2013	28
10,334	4.070	Jun. 23, 2006	Jul. 18, 2013	(33)

$241,668				$4,749

We have two LIBOR interest rate caps that are not designated as hedges. The fair values of the caps were immaterial as of June 30, 2006 and December 31, 2005.

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

11. Related Party Transactions

We paid CB Richard Ellis, an affiliate of GI Partners, building management fees and leasing commissions. Fees incurred were $1.1 million and $0.2 million for the three months ended June 30, 2006 and 2005, respectively and $1.5 million and $0.6 million for the six months ended June 30, 2006 and 2005, respectively.

In April 2005, we entered into two agreements with Linc Facility Services, LLC, or LFS primarily for personnel providing for operations and maintenance repairs of the mechanical, electrical, plumbing and general building service systems of five of our properties. LFS belongs to The Linc Group, which GI Partners has owned since late 2003. Our consolidated statement of operations includes amounts related to these fees of $0.5 million and $0.2 million for the three months ended June 30, 2006 and 2005, respectively, and $0.7 million and $0.2 million for the six months ended June 30, 2006 and 2005, respectively.

GI Partners distributed 4,030,184 Operating Partnership common units to its owners and these units were converted into shares of our common stock on March 29, 2006 and sold to third parties on April 3, 2006. Our condensed consolidated statement of operations included general and administrative expenses representing legal and other costs directly related to facilitating this conversion of $0.3 million during the three months ended March 31, 2006. During the three months ended June 30, 2006 GI Partners agreed to reimburse us for these costs which we recognized as a reduction in general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2006.

12. Commitments and Contingencies

The seller of 350 East Cermak Road can earn an additional $20.0 million by obtaining a change in the real estate tax classification prior to December 31, 2006. We have also agreed with the seller to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 260,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013. We have recorded no liability for these contingent liabilities on our condensed consolidated balance sheet at June 30, 2006, as the events causing this contingency had not occurred at June 30, 2006.

As part of the acquisition of Paul van Vlissingenstraat 16, we entered into an agreement with the seller, whereby, for twelve months from the execution of the purchase and sale agreement, our purchase price may increase depending upon future leasing activity as a result of actions by the seller. The amount of the potential commitment is not currently quantifiable as it is based on a 10% cap rate on the incremental operating income from qualifying new leases that are closed or binding during the participation period. We have recorded no liability for this contingent liability on our consolidated balance sheet at June 30, 2006 as the events causing this contingency had not occurred at June 30, 2006.

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006 the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been capitalized with a corresponding amount recorded in accounts payable and other liabilities. No amounts have been paid to the seller as at June 30, 2006.

As of June 30, 2006 we had signed purchase agreements to acquire the following properties:

Location	Purchase price ($ millions)		Purchase completed on:
Properties acquired between June 30, 2006 and August 4, 2006:
Gyroscoopweg 2E-2F in Amsterdam, Netherlands (1)	$11.3		27-Jul-06
Properties not acquired as of August 4, 2006:
Miami	5.6	(2)
Boston	8.7	(2)
Tempe, Arizona	9.8	(2)

	24.1

Total	$35.4

(1) The purchase price was approximately €8.9 million and is translated at the rate of exchange on the date we acquired the property.

(2) As we are completing due diligence for these potential acquisitions we can give no assurance that we will complete their purchase.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of June 30, 2006, we had commitments under leases in effect for approximately $38.3 million of tenant improvement costs and leasing commissions all of which we expect to incur in 2006.

13. Tenant leases

Revenues recognized from Savvis Communications comprised approximately 12.2% and 8.8% of total operating revenues, for the three months ended June 30, 2006 and 2005, respectively, and comprised approximately 12.6% and 9.9% of total revenues, for the six months ended June 30, 2006 and 2005, respectively. Revenues recognized from Qwest Communications International, Inc., comprised approximately 11.5% and 9.8% of total operating revenues, for the three months ended June 30, 2006 and 2005, respectively, and comprised approximately 11.9% and 9.0% of total operating revenues, for the six months ended June 30, 2006 and 2005, respectively. Other than noted here, for the three and six months ended June 30, 2006 and 2005 no single tenant comprised more than 10% of total operating revenues.

14. Subsequent Events

On July 12, 2006, we completed the sale of 7979 East Tufts Avenue for $60.4 million, realizing a gain of approximately $17 million, after the deduction of minority interests.

On July 14, 2006 we signed a purchase agreement to acquire a property in Atlanta for approximately $6.1 million.

On July 24, 2006 we increased the amount of our credit facility from $350 million to $500 million.

On July 25, 2006 we acquired 120 East Van Buren Street, a property located in Phoenix for approximately $175.0 million. This property is the leading internet gateway in Phoenix and a premier datacenter facility for companies with operations in the Southwestern United States.

On July 27, 2006 we acquired a property in Amsterdam, Netherlands for approximately €8.9 million (approximately $11.3 million based on the rate of exchange on July 27, 2006). Simultaneous with this property purchase we closed a €7.1 million 7-year loan with 1.5% amortization per annum at a fixed rate of 5.49% based on the swap rate.

On July 31, 2006, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit.

Share Class	Series A Preferred Stock	Series B Preferred Stock	Common stock
Dividend and distribution amount	$0.53125	$0.49219	$0.265
Dividend and distribution payable date	October 2, 2006	October 2, 2006	October 2, 2006
Dividend payable to shareholders of record on:	September 15, 2006	September 15, 2006	September 15, 2006
Annual equivalent rate of dividend and distribution	$2.125	$1.969	$1.060

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Our Company. We completed our initial public offering, (IPO) of common stock on November 3, 2004. We believe that we have operated in a manner that has enabled us to qualify, and have elected to be treated, as a Real Estate Investment Trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986 as amended (the Code). Our company was formed on March 9, 2004. During the period from our formation until we commenced operations in connection with the completion of our IPO we did not have any corporate activity other than the issuance of shares of common stock in connection with the initial capitalization of the company. Any reference to “our”, “we” and “us” in this filing includes our company and our predecessor. The predecessor is comprised of the real estate activities and holdings of Global Innovation Partners LLC (GI Partners) related to the properties in our portfolio.

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

Since the acquisition of our first property in 2002 and through June 30, 2006, we acquired an aggregate of 50 technology-related real estate properties with 10.3 million net rentable square feet including approximately 1.2 million square feet of space held for redevelopment. We have developed detailed, standardized procedures for evaluating acquisitions to ensure that they meet our financial and other criteria. We expect to continue to acquire additional assets as a key part of our growth strategy. We intend to aggressively manage and lease our assets to increase their cash flow.

We may acquire properties subject to existing mortgage financing and other indebtedness or new indebtedness may be incurred in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any dividends with respect to our common stock and our preferred stock. We currently intend to limit our indebtedness to 60% of our total market capitalization and, based on the closing price of our common stock on June 30, 2006 of $24.69, our ratio of debt to total market capitalization was approximately 32% as of June 30, 2006. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us (with each unit value equal to the market value of one share of our common stock), plus the book value of our total consolidated indebtedness excluding a $26.0 million loan related to 7979 East Tufts Avenue, a property classified as held for sale as of June 30, 2006 and which we sold on July 12, 2006.

Revenue Base. As of June 30, 2006, we owned 50 properties through our Operating Partnership. These properties are mainly located throughout the U.S., with four properties located in Europe and one property in Canada. We acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties acquired	Net rentable square feet acquired	Space held for redevelopment square feet at June 30, 2006 (1)
2002	5	1,125,292	19,890
2003	8	1,540,806	123,891
2004	11	2,796,275	88,238
2005	20	2,657,572	855,139
Six months ended June 30, 2006	6	1,012,412	69,279

Properties owned at June 30, 2006	50	9,132,357	1,156,437

(1)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop data center facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built data center space that was not completed by previous ownership and requires a large capital investment in order to build out the space.

As of June 30, 2006, the properties in our portfolio were approximately 94.7% leased excluding 1.2 million square feet held for redevelopment. Due to the capital intensive and long term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. At June 30, 2006, our average lease term was approximately 12 years, with an average of approximately 7 years remaining. For current and future colocation facilities, the typical lease is shorter. Our lease expirations through 2008 are 7.1% of net rentable square feet excluding space held for redevelopment as of June 30, 2006. Operating revenues from properties outside the United States were $5.5 million and $2.2 million for the six months ended June 30, 2006 and 2005, respectively.

Operating expense. Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs, as well as rental expenses on our ground leases. Since the consummation of our IPO, our asset management function has been internalized and we are incurring our general and administrative expenses directly. Prior to April 2005, we had a transition services agreement with CB Richard Ellis Investors with respect to transitional accounting and other services. In addition, as a public company, we are incurring significant legal, accounting and other expenses related to corporate governance, Securities and Exchange Commission reporting and compliance with the various provisions of Sarbanes-Oxley Act of 2002. In addition, we engage third-party property managers to manage most of our properties. As of June 30, 2006, 34 of our properties were managed by CB Richard Ellis, an affiliate of GI Partners.

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

Factors Which May Influence Future Results of Operations

Rental income. The amount of net rental income generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 1.2 million square feet held for redevelopment, as of June 30, 2006, the occupancy rate in the properties in our portfolio was approximately 94.7% of our net rentable square feet.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 9.1 million square feet of net rentable square feet at June 30, 2006 is approximately 97,000 net rentable square feet of space with extensive data center improvements that is currently, or will shortly be, available for lease. We had leased approximately 281,000 square feet of similar space at June 30, 2006. Rather than leasing all of this space to large single tenants, we are subdividing some of it for multi-tenant turn-key data center use, with tenants averaging between 100 and 15,000 square feet of net rentable space. Multi-tenant turn-key data centers are effective solutions for tenants who lack the expertise or capital budget to provide their own extensive data center infrastructure and security. As experts in data center construction and operations we are able to lease space to these tenants at a significant premium over other uses. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

In addition, as of June 30, 2006, we had approximately 1.2 million square feet of redevelopment space, or approximately 11% of the total space in our portfolio, including three vacant properties comprising approximately 424,800 square feet. Redevelopment space requires significant capital investment in order to develop data center facilities that are ready for use, and in addition, we may require additional time or encounter delays in securing tenants for redevelopment space. We intend to purchase additional vacant properties and properties with vacant redevelopment space in the future.

Future economic downturns or regional downturns affecting our submarkets or downturns in the technology-related real estate industry that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. At June 30, 2006 one tenant, VarTec Telecom, Inc. (VarTec) was in bankruptcy and leased approximately 149,000 square feet of net rentable space across two separate properties as follows:

•	VarTec’s lease of approximately 135,300 square feet at 2440 Marsh Lane, was modified in June 2006, with a new lease expiration date of September 30, 2006. We are currently in discussions with Comtel Telcom (the purchaser of essentially all of VarTec’s operating assets) to remain in the current data center space at 2440 Marsh Lane.

•	Var Tec also leases approximately 13,600 square feet at 350 East Cermak Road. On April 27, 2006 we were notified that VarTec intends to petition the court to accept this lease. As of June 30, 2006, the carrying values of lease related net assets relating to this lease was approximately $2.3 million. We will continue to monitor events to determine if a write off of these assets is appropriate.

In January 2006, VarTec notified us of its intention to file a motion to reject its lease of approximately 8,600 square feet at 2323 Bryan Street. The motion was granted by the bankruptcy court on February 21, 2006 and as such, this lease was rejected effective February 28, 2006.

Scheduled lease expirations. Our ability to re-lease expiring space will impact our results of operations. In addition to approximately 0.5 million square feet of available space in our portfolio excluding approximately 1.2 million square feet available for redevelopment as of June 30, 2006, leases representing approximately 2.7% and 1.2% of the square footage of our portfolio, excluding redevelopment space, are scheduled to expire during the periods ending December 31, 2006 and 2007, respectively.

Conditions in significant markets. As of June 30, 2006 our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of total gross annualized rent (1)
Silicon Valley	21.3%
Dallas	16.4%
Chicago	12.6%
Los Angeles	7.9%
San Francisco	7.5%
Boston	5.5%
Philadelphia	4.5%
New York	4.5%
Other	19.8%

100.0%

(1)	Gross annualized rent is monthly contractual rent under existing leases as of the stated date multiplied by 12.

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

Interest Rates. At June 30, 2006, we had approximately $453.3 million of variable rate debt, of which approximately $241.7 million is subject to interest rate swap agreements. Since 2002, the United States Federal Reserve has been increasing short term interest rates, which has recently had a significant upward impact on shorter-term interest rates, including the interest rates that our variable rate debt is based upon. Continued increases in interest rates may increase our interest expense and therefore negatively affect our financial condition and results of operations. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which would further increase our interest expense.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our consolidated financial statements included elsewhere in this report. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and consolidated results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date on the front cover of this report.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the three and six months ended June 30, 2006 and 2005. A summary of our results for the three and six months ended June 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Statement of Operations Data:
Total operating revenues	$64,708	$48,059	$124,200	$86,026
Total operating expenses	(46,117)	(31,540)	(87,496)	(56,719)

Operating income	18,591	16,519	36,704	29,307
Other Income (expenses)	(11,993)	(8,828)	(22,860)	(16,594)

Income from continuing operations before minority interests	$6,598	$7,691	$13,844	$12,713

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of such growth, a period-to-period comparison of our financial performance focuses primarily on the impact on our revenues and expenses resulting from the new property additions to our portfolio. On a “same space” property basis, our revenues and expenses have remained substantially stable as a result of the generally consistent occupancy rates at our properties. The following table identifies each of the properties in our portfolio acquired from December 31, 2003 through June 30, 2006:

Acquired Properties	Acquisition Date	Redevelopment Space (1)	Net Rentable Square Feet Excluding Redevelopment Space	Square Feet including Redevelopment Space	Occupancy Rate June 30, 2006 (2)
At December 31, 2003 (13 properties)		143,781	2,666,098	2,809,879	95.5%

Year Ended December 31, 2004
100 Technology Center Drive	Feb-04	—	197,000	197,000	100.0
4849 Alpha Road	Apr-04	—	125,538	125,538	100.0
600 West Seventh Street	May-04	59,319	430,403	489,722	97.3
2045 & 2055 LaFayette Street	May-04	—	300,000	300,000	100.0
100 & 200 Quannapowitt Parkway	Jun-04	—	388,000	388,000	94.9
11830 Webb Chapel Road	Aug-04	—	365,647	365,647	95.0
150 South First Street	Sep-04	—	179,761	179,761	100.0
3065 Gold Camp Drive	Oct-04	—	62,957	62,957	100.0
200 Paul Avenue 1-4	Nov-04	28,919	498,761	527,680	95.1
1100 Space Park Drive	Nov-04	—	165,297	165,297	100.0
3015 Winona Avenue	Dec-04	—	82,911	82,911	100.0

Subtotal		88,238	2,796,275	2,884,513	97.3
Year Ended December 31, 2005
833 Chestnut Street	Mar-05	119,660	535,098	654,758	75.5
1125 Energy Park Drive	Mar-05	—	112,827	112,827	100.0
350 East Cermak Road	May-05	263,208	870,183	1,133,391	93.3
8534 Concord Center Drive	Jun-05	—	82,229	82,229	100.0
2401 Walsh Street	Jun-05	—	167,932	167,932	100.0
200 North Nash Street	Jun-05	—	113,606	113,606	100.0
2403 Walsh Street	Jun-05	—	103,940	103,940	100.0
4700 Old Ironsides Drive	Jun-05	—	90,139	90,139	100.0
4650 Old Ironsides Drive	Jun-05	—	84,383	84,383	100.0
731 East Trade Street	Aug-05	—	40,879	40,879	100.0
113 North Myers	Aug-05	9,707	19,511	29,218	100.0
125 North Myers	Aug-05	13,242	12,160	25,402	100.0
Paul van Vlissingenstraat 16	Aug-05	35,000	77,472	112,472	58.8
600-780 S. Federal	Sep-05	—	161,547	161,547	83.6
115 Second Avenue	Oct-05	56,236	10,494	66,730	—
Chemin de l’Epinglier 2	Nov-05	—	59,190	59,190	100.0
251 Exchange Place	Nov-05	—	70,982	70,982	100.0
7500 Metro Center Drive	Dec-05	74,962	—	74,962	—
7520 Metro Center Drive	Dec-05	—	45,000	45,000	100.0
3 Corporate Place	Dec-05	283,124	—	283,124	—

Subtotal		855,139	2,657,572	3,512,711	90.3
Six Months Ended June 30, 2006
4025 Midway Road	Jan-06	50,000	49,947	99,947	40.5
Clonshaugh Industrial Estate	Feb-06	—	20,000	20,000	100.0
6800 Millcreek Drive	Apr-06	—	83,758	83,758	100.0
101 Aquila Way	Apr-06	—	313,581	313,581	100.0
12001 North Freeway	Apr-06	19,279	281,426	300,705	98.8
14901 FAA Boulevard	Jun-06	—	263,700	263,700	100.0

Subtotal		69,279	1,012,412	1,081,691	96.7

Total		1,156,437	9,132,357	10,288,794	94.7%

(1)	Redevelopment space requires significant capital investment in order to develop data center facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built data center space that was not completed by previous ownership and requires a large capital investment in order to build out the space.

(2)	Occupancy rates exclude redevelopment space.

Comparison of the Three Months Ended June 30, 2006 to the Three Months Ended June 30, 2005 and the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005

Portfolio

As of June 30, 2006, our portfolio consisted of 50 properties, including one property disclosed as held for sale, with an aggregate of 10.3 million net rentable square feet including 1.2 million square feet held for redevelopment compared to a portfolio consisting of 33 properties with an aggregate of 8.2 million net rentable square feet including 0.6 million square feet held for redevelopment as of June 30, 2005. The increase in our portfolio reflects the acquisition of 17 properties in the twelve months ended June 30, 2006.

Operating revenues

Operating revenues during the three and six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Rental	$52,033	$36,148	$15,885	$99,857	$67,337	$32,520
Tenant reimbursements	12,675	8,079	4,596	24,175	14,557	9,618
Other	—	3,832	(3,832)	168	4,132	(3,964)

Total operating revenues	$64,708	$48,059	$16,649	$124,200	$86,026	$38,174

As shown by the same space and new properties table shown below, the increases in rental revenues and tenant reimbursement revenues in the periods ended June 30, 2006 compared to the same periods in 2005 were primarily due to our acquisitions of properties. Other revenues changes in the periods presented were primarily due to varying tenant termination revenues. We acquired 17 properties during the twelve months ended June 30, 2006.

The following tables show operating revenues for new properties (properties that were not owned for each of the full six months ended June 30, 2006 and 2005) and same space properties (all other properties) (in thousands):

	Same space			New properties
	Three Months Ended June 30,			Three Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Rental	$33,324	$31,246	$2,078	$18,709	$4,902	$13,807
Tenant reimbursements	8,593	6,565	2,028	4,082	1,514	2,568
Other	—	3,780	(3,780)	—	52	(52)

Total operating revenues	$41,917	$41,591	$326	$22,791	$6,468	$16,323

	Same space			New properties
	Six Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Rental	$64,870	$61,461	$3,409	$34,987	$5,876	$29,111
Tenant reimbursements	15,929	12,722	3,207	8,246	1,835	6,411
Other	—	4,080	(4,080)	168	52	116

Total operating revenues	$80,799	$78,263	$2,536	$43,401	$7,763	$35,638

Same space rental revenues increased in both the three and six months ended June 30, 2006 compared to the same periods in 2005 primarily as a result of new leases at our properties during the twelve months ended June 30, 2006, the largest of which was for space in 200 Paul Avenue 1-4 and 300 Boulevard East. Same space tenant reimbursement revenues increased in both the three and six months ended June 30, 2006 compared to the same periods in 2005 primarily as a result of higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 600 West Seventh Street and 200 Paul Avenue 1-4. The decrease in other revenues was due to termination fee revenues recognized in the three and six months ended June 30, 2005. No such fees were recognized in the same periods in 2006.

Expenses

Expenses during the three and six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Rental property operating and maintenance	$13,618	$9,166	$4,452	$25,328	$15,810	$9,518
Property taxes	7,096	4,721	2,375	13,935	8,203	5,732
Insurance	1,068	511	557	1,958	1,091	867
Depreciation and amortization	19,511	13,728	5,783	37,024	25,267	11,757
General and administrative	4,674	2,453	2,221	8,920	4,866	4,054
Other	150	961	(811)	331	1,482	(1,151)

Total operating expenses	46,117	31,540	14,577	87,496	56,719	30,777
Interest expense	11,830	8,938	2,892	22,869	16,708	6,161
Loss from early extinguishment of debt	425	—	425	482	125	357

Total expenses	$58,372	$40,478	$17,894	$110,847	$73,552	$37,295

As shown in the same space expense and new properties table below, total expenses in the three and six months ended June 30, 2006 increased compared to the same periods in 2005 primarily as a result of acquisition of properties. The following table shows expenses for new properties (properties that were not owned for each of the full six months ended June 30, 2006 and 2005) and same space properties (all other properties) (in thousands):

	Same space			New properties
	Three Months Ended June 30,			Three Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Rental property operating and maintenance	$9,318	$7,350	$1,968	$4,300	$1,816	$2,484
Property taxes	3,379	3,370	9	3,717	1,351	2,366
Insurance	632	459	173	436	52	384
Depreciation and amortization	11,971	11,000	971	7,540	2,728	4,812
General and administrative (1)	4,674	2,453	2,221	—	—	—
Other	63	961	(898)	87	—	87

Total operating expenses	30,037	25,593	4,444	16,080	5,947	10,133
Interest expense	7,034	7,120	(86)	4,796	1,818	2,978
Loss from early extinguishment of debt	425	—	425	—	—	—

Total expenses	$37,496	$32,713	$4,783	$20,876	$7,765	$13,111

	Same space			New properties
	Six Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Rental property operating and maintenance	$17,915	$13,497	$4,418	$7,413	$2,313	$5,100
Property taxes	6,714	6,799	(85)	7,221	1,404	5,817
Insurance	1,168	1,031	137	790	60	730
Depreciation and amortization	23,257	21,990	1,267	13,767	3,277	10,490
General and administrative (1)	8,920	4,866	4,054	—	—	—
Other	205	1,482	(1,277)	126	—	126

Total operating expenses	58,179	49,665	8,514	29,317	7,054	22,263
Interest expense	13,528	14,215	(687)	9,341	2,493	6,848
Loss from early extinguishment of debt	482	125	357	—	—	—

Total expenses	$72,189	$64,005	$8,184	$38,658	$9,547	$29,111

(1)	General and administrative expenses are included in same space as they are not allocable to specific properties.

Same space rental property and maintenance expenses increased in the three and six months ended June 30, 2006 compared to the same periods in 2005 primarily as a result of higher utility rates in several of our properties leading to higher utility expense in 2006. Rental property operating and maintenance expenses included amounts paid to related parties, CB Richard Ellis Investors and The Linc Group, for property management and other fees of $1.4 million and $0.8 million in the six months ended June 30, 2006 and 2005, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $0.6 million and $1.1 million, respectively, in the three and six months ended June 30, 2006. We did not capitalize any similar costs in the three or six months ended June 30, 2005.

Same space interest expense decreased in the three and six months ended June 30, 2006 compared to the same period in 2005 primarily as a result of lower outstanding debt following the repayment of the 34551 Ardenwood Boulevard 1-4, 2334 Lundy Place, 2440 Marsh Lane mezzanine debt in the fourth quarter of 2005 and repayment of the 47700 Kato Road & 1055 Page Avenue mortgage loan in the first quarter of 2006. Interest incurred on our line of credit is allocated entirely to new properties in the table above.

Other expenses are primarily comprised of write-offs of the carrying amounts for deferred tenant improvements, acquired in place lease value and acquired above market lease values as a result of the early termination of tenant leases. Other expenses decreased in the three and six months ended June 30, 2006 compared to the same periods in 2005 primarily due to the write off of assets following the termination of a tenant in the three months ended June 30, 2005.

General and administrative expenses in the three and six months ended June 30, 2006 increased compared to the same period in 2005 primarily due to higher employee compensation, insurance, legal and consulting costs.

Discontinued Operations

In June 2006, we classified 7979 East Tufts Avenue as “held for sale” upon committing to sell this property and we also ceased recording depreciation expense at that time. We completed the sale of the property on July 12, 2006 and recognized a gain upon closing. The results of operations of 7979 East Tufts Avenue are reported as discontinued operations for all periods presented.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

As of June 30, 2006, we had $13.4 million of cash and cash equivalents, excluding $22.7 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements and leasing deposits.

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

As of June 30, 2006 our Operating Partnership had a $350 million unsecured revolving line of credit facility (we further increased the unsecured revolving credit facility to $500 million on July 24, 2006). Borrowings under this credit facility currently bear interest at a rate based on 1-month LIBOR plus a margin ranging from 1.250% to 1.625%, depending on our Operating Partnership’s overall leverage, which margin was 1.50% as of June 30, 2006. The unsecured revolving line of credit facility matures in October 2008, subject to a one-year extension option that we may exercise if certain conditions are met. The amended unsecured revolving line of credit facility has a $150.0 million sub-facility for foreign exchange advances in Euros and British Sterling. We intend to use available borrowings under the amended unsecured revolving credit facility to, among other things, finance the acquisition of additional properties, to fund tenant improvements and capital expenditures, and to provide for working capital and other corporate purposes. As of June 30, 2006, we had outstanding $211.6 million under the credit facility and $91.5 million was available for use.

Properties acquired in 2006

During the six months ended June 30, 2006 we acquired the following properties:

Property	Metropolitan Area	Date acquired	Purchase Price (in millions)
4025 Midway Road	Dallas	January 6, 2006	$16.2
Clonshaugh Industrial Estate	Dublin, Ireland	February 6, 2006	6.3
6800 Millcreek Drive	Toronto, Canada	April 13, 2006	16.0
101 Aquila Way	Atlanta	April 20, 2006	25.3
12001 North Freeway	Houston	April 26, 2006	30.5
14901 FAA Boulevard	Dallas	June 30, 2006	50.6

			$144.9

Future uses of cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of June 30, 2006, we had commitments under leases in effect for $38.3 million of tenant improvement costs and leasing commissions all of which we expect to incur in 2006.

As of June 30, 2006, we have identified from our existing properties approximately 1.2 million square feet of redevelopment space and we also owned approximately 97,000 net rentable square feet of data center space with extensive installed tenant improvements that we may subdivide for multi-tenant turn-key data center use during the next two years rather than lease such space to large single tenants. Turn-Key Data Center space is move-in-ready space for the placement of computer and network equipment required to provide a data center environment. Depending on demand for additional turn-key data space, we may incur significant tenant improvement costs to build out and redevelop these spaces.

Subsequent to June 30, 2006 we acquired the following properties:

•	120 East Van Buren Street, a property located in Phoenix for $175.0 million on July 25, 2006.

•	Gyroscoopweg 2E-2F, a property located in Amsterdam, Netherlands for €8.9 million (approximately $11.3 million at the rate of exchange on the date of purchase) on July 27, 2006.

As of August 4, 2006 we also had agreements to acquire the following properties. As we are completing due diligence for these potential acquisitions we can give no assurance that we will complete their purchase:

Location	Purchase amount ($ millions)
Miami	$5.6
Boston	8.7
Atlanta	6.1
Tempe, Arizona	9.8

$30.2

On December 3, 2005, we terminated share purchase agreements to acquire 100% of the shares of two German entities which together own IBM Technology Park, an approximately 80 acre technical campus located near Mainz, Germany containing 11 buildings with a total of approximately 1.5 million net rentable square feet. The terminated share purchase agreements provided for an aggregate purchase price, excluding expenses, for 100% of the shares in the two entities of approximately €77.4 million (approximately $99.1 million based on the rate of exchange on August 3, 2006). We are still in purchase discussions with the owner of this property but there can be no assurance that we will acquire this property in the future, or if we do so that the price will be similar to the terminated agreements.

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

Commitments and Contingencies

The following table summarizes our contractual obligations as of June 30, 2006, including the maturities and scheduled principal on our secured debt and unsecured credit facility debt, and provides information about the commitments due in connection with our ground leases, tenant improvement and leasing commissions (in thousands):

Obligation	Total	2006	2007-2008	2009-2010	Thereafter
Long-term debt principal payments (1)	$818,420	$54,661	$323,556	$108,103	$332,100
Interest payable (2)	237,185	24,027	88,061	42,901	82,196
Ground leases (3)	19,484	200	724	724	17,836
Operating lease	3,682	290	1,176	1,290	926
Tenant improvements and leasing commissions	38,285	38,285	—	—	—

	$1,117,056	$117,463	$413,517	$153,018	$433,058

(1) Includes $211.6 million of borrowings under our unsecured credit facility, which is due to mature in October 2008 and excludes $2.1 million of loan premiums and a $26.0 million loan related to 7979 East Tufts Avenue, a property classified as held for sale as of June 30, 2006 and which we sold on July 12, 2006.

(2) Interest payable is based on the interest rate in effect on June 30, 2006 including the effect of interest rate swaps and excludes interest payable on a $26.0 million loan related to 7979 East Tufts Avenue, a property classified as held for sale as of June 30, 2006, and which we sold on July 12, 2006. Interest payable excluding the effect of interest rate swaps is as follows (in thousands):

Total
2006	$25,384
2007-2008	92,113
2009-2010	42,728
Thereafter	81,660

$241,885

(3) This is comprised of ground lease payments on 2010 East Centennial Circle, Chemin de l’Epinglier 2, Clonshaugh Industrial Estate and Paul van Vlissingenstraat 16. After February 2036, rent for the remaining term of the 2010 East Centennial Circle ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information. The Chemin de l’Epinglier 2 ground lease which expires in July 2074 contains potential inflation increases which are not reflected in the table above. The Paul van Vlissingenstraat and Clonshaugh Industrial Estate amounts are translated at the June 30, 2006 exchange rate of $1.25 per € 1.00. The 16 Chemin de l’Epinglier 2 amounts are translated at the June 30, 2006 exchange rate of $0.80 per Swiss Franc.

We are obligated to pay the seller of the 350 East Cermak Road a contingent fee of up to $20.0 million in the event a new real estate tax classification for the property is obtained prior to December 31, 2006. We have also agreed with the seller to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 263,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013. As part of the acquisition of Paul van Vlissingenstraat 16, we entered into an agreement with the seller, whereby, for twelve months from the execution of the purchase and sale agreement, our purchase price may increase dependant upon future leasing activity as a result of actions by the seller. The amount of the potential commitment is not currently quantifiable as it is based on a 10% cap rate on the incremental operating income from qualifying new leases that are closed or binding during the participation period. We have no liability for these contingent liabilities on our consolidated balance sheets as of June 30, 2006 and December 31, 2005.

We have entered into interest rate swap agreements to hedge variability in cash flows related to LIBOR based mortgage loans for approximately $241.7 million of our variable rate debt as of June 30, 2006. Under these swaps, we receive variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt, at June 30, 2006. These amounts exclude a $26.0 million loan related to 7979 East Tufts Avenue, a property classified as held for sale as of June 30, 2006 and which we sold on July 12, 2006 (in millions):

Debt Summary:
Fixed rate	$367.2
Variable rate—hedged by interest rate swaps	217.3
Total fixed rate	584.5
Variable rate—unhedged	236.0

Total	820.5
Percent of Total Debt:
Fixed rate (including swapped debt)	71.2%
Variable rate	28.8%

Total	100.0%
Effective Interest Rate at June 30, 2006:
Fixed rate (including swapped debt)	5.77%
Variable rate—unhedged	6.70%
Effective interest rate	6.04%

At June 30, 2006, we had approximately $820.5 million of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total market capitalization was approximately 32% (based on the closing price of our common stock on June 30, 2006 of $24.69). The variable rate debt shown above bears interest at interest rates based on various LIBOR rates ranging from one to twelve months, depending on the agreement governing the debt. The debt secured by our properties at June 30, 2006 had a weighted average term to initial maturity of approximately 5.2 years (approximately 5.9 years assuming exercise of extension options).

Unsecured Credit Facility. At June 30, 2006, we had an unsecured revolving line of credit facility (credit facility) under which we can borrow up to $350.0 million (we further increased the line to $500.0 million on July 24, 2006). Borrowings under the credit facility currently bear interest at a rate of based on LIBOR plus a margin ranging from 1.250% to 1.625%, depending on our Operating Partnership’s overall leverage. This margin was 1.50% as of June 30, 2006, resulting in an interest rate at this date of 6.43%. The credit facility matures in October 2008, subject to a one-year extension option, which we may exercise if certain conditions are met. The credit facility has a $150.0 million sub-facility for foreign exchange advances in Euros and British Sterling. At June 30, 2006 we had outstanding $211.6 million under the credit facility and $91.5 million was available for use.

Off-Balance Sheet Arrangements

As of June 30, 2006 we were a party to interest rate cap agreements in connection with debt and interest rate swap agreements related to $241.7 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005

The following table shows cash flows and ending cash and cash equivalent balances for the six months ended June 30, 2006 and 2005, respectively (in thousands):

	Six Months Ended June 30,
	2006	2005	Change
Net cash provided by operating activities (including discontinued operations)	$44,456	$34,318	$10,138
Net cash used in investing activities	(177,510)	(326,578)	149,068
Net cash provided by financing activities	136,193	291,685	(155,492)

Net increase (decrease) in cash and cash equivalents	$3,139	$(575)	$3,714

The increase in net cash provided by operating activities was primarily due to revenues from the properties added to our portfolio which was partially offset by increased operating and interest expenses. We acquired 17 properties during the twelve months ended June 30, 2006.

Net cash used in investing activities primarily relates to new properties acquired during the six months ended June 30, 2006 and 2005. The decrease in net cash used in investing activities was primarily due to lower expenditures to acquire properties in the six months ended June 30, 2006 compared to the same period in 2005.

Net cash flows from financing activities consisted of the following amounts (in thousands):

	Six Months Ended June 30,
	2006	2005	Change
Net proceeds from borrowings	$96,189	$232,231	$(136,042)
Net proceeds from issuance of stock	94,955	98,703	(3,748)
Dividend and distribution payments	(54,880)	(37,556)	(17,324)
Other	(71)	(1,693)	1,622

Net cash provided by financing activities	$136,193	$291,685	$(155,492)

Proceeds from issuance of stock were primarily related to our common stock sale in May 2006 and preferred stock offering in February 2005. Dividend and distribution payments increased primarily as a result of our July 2005 offering of common and preferred stock. We obtained a mortgage loan on our 600 West Seventh Street property for $60.0 million in the first quarter of 2006, and a $100.0 million loan when we acquired our East Cermark property in May 2005.

Minority interest

Minority interests relate to the interests in the Operating Partnership that are not owned by us, which, at June 30, 2006, amounted to 42.7% of the Operating Partnership common units. In conjunction with our formation, GI Partners received common units, in exchange for contributing ownership interests in properties to the Operating Partnership. Also in connection with acquiring real estate interests owned by third parties, the Operating Partnership issued common units to those sellers.

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

During the three months ended June 30, 2006, third parties converted 675,665 Operating Partnership units into shares of our common stock. These conversions were recorded as a reduction to minority interest and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet. We did not receive any cash proceeds upon conversion of these Operating Partnership units.

Inflation

Substantially all of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the impact of the adopting this Interpretation will have a material impact on our consolidated balance sheet or statement of operations.

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

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of June 30, 2006, our consolidated debt (excluding a $26.0 million loan related to 7979 East Tufts Avenue, a property classified as held for sale as of June 30, 2006 and which we sold on July 12, 2006) was as follows (in millions):

Fixed rate debt:
Fair value of fixed rate debt	$364.2
Carrying value of fixed rate debt	367.2

Excess of fair value over carrying value	$(3.0)

Total outstanding debt:
Principal on mortgage loans	606.8
Debt premium on two mortgage loans	2.1
Notes payable under line of credit	211.6

Total outstanding debt	$820.5

Variable rate debt ignoring interest rate swaps	$453.3
Variable rate debt after interest rate swaps	$236.0
Variable rate debt after interest rate swaps as percentage of total outstanding debt	28.8%

Interest rate swaps included in this table and their fair values as of June 30, 2006 were as follows (in thousands):

Current Notional Amount	Strike Rate	Effective Date	Expiration Date	Fair Value
$ 43,000	3.250%	Nov. 26, 2004	Sept. 15, 2006	$189
20,835	3.754	Nov. 26, 2004	Jan. 2, 2009	812
20,000	3.824	Nov. 26, 2004	Apr. 1, 2009	856
8,775	3.331	Nov. 26, 2004	Dec. 1, 2006	77
100,000	4.025	May 26, 2005	Jun. 15, 2008	2,662
24,399	4.944	Jul. 10, 2006	Apr. 10, 2011	158
14,325	3.981	May 17, 2006	Jul. 18, 2013	28
10,334	4.070	Jun. 23, 2006	Jul. 18, 2013	(33)

$241,668				$4,749

Sensitivity to changes in interest rates.

The following table shows the effect if assumed changes in interest rates occurred:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	53	$2.6
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(53)	(2.7)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	53	0.1
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	53	(0.1)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(53)	10.7
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	53	(11.4)

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

Foreign currency forward exchange risk

As of June 30, 2006, we have foreign operations in the United Kingdom, Switzerland, Ireland, Canada and The Netherlands and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the Euro, Swiss Francs and the British Pound. For these currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. For the six months ended June 30, 2006, operating revenues from properties outside the United States contributed $5.5 million which represented 4.4% of our operating revenues.

As of June 30, 2006, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. Prior to January 2006, we were party to a foreign currency forward sale contract with a notional value of approximately £7.9 million. We terminated this contract in January 2006 and received cash of approximately $0.7 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 – Legal Proceedings.

None.

ITEM 1A – Risk factors.

See our risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3 – Defaults Upon Senior Securities.

None.

ITEM 4 – Submission of Matters to a Vote of Security Holders.

On May 1, 2006 the company held its Annual Meeting of Stockholders. The following resolutions were passed:

•	Election of the following six individuals as directors of the company for a one year term which will expire at the 2007 Annual Meeting of Stockholders:

	Votes for	Votes withheld
Richard A. Magnuson	25,173,565	148,407
Michael F. Foust	25,314,272	7,700
Laurence A. Chapman	25,315,372	6,600
Kathleen Earley	22,283,958	3,038,014
Ruann F. Ernst, Ph.D.	25,313,893	8,079
Dennis E. Singleton	25,315,372	6,600

•	Ratification of KPMG LLP as the company’s independent registered public accounting firm for the year ending December 31, 2006. This resolution was passed with 25,298,412 votes for, 20,835 votes against and 2,725 abstentions, and there were 0 broker non-votes.

ITEM 5 – Other Information.

(a)	None.

(b)	None.

ITEM 6—Exhibits

Exhibit
10.1	Amendment No. 3 to the Credit Agreement, dated as of May 3, 2006, among Digital Realty Trust, L.P., Citicorp North America, Inc., as administrative agent, the financial institutions named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, Bank of America, N.A., KeyBank National Association and Royal Bank of Canada, as co-documentation agents, and Citigroup Global Markets Inc. and Merrill Lynch, as the arrangers (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.2	Amendment No. 4 to the Credit Agreement, dated as of July 24, 2006, among Digital Realty Trust, L.P., Citicorp North America, Inc., as administrative agent, the financial institutions named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, Bank of America, N.A., KeyBank National Association and Royal Bank of Canada, as co-documentation agents, and Citigroup Global Markets Inc. and Merrill Lynch, as the arrangers.

10.3	Purchase and Sale Agreement, dated as of July 25, 2006, by and between Sterling Network Exchange, LLC and Digital Phoenix Van Buren, LLC.

10.4	Securities Purchase Agreement, dated as of July 25, 2006, among Sterling Telecom Holdings, LLC, George D. Slessman, William D. Slessman and Anthony L. Wanger and Digital Phoenix Van Buren, LLC, Digital Services Phoenix, LLC and Fund Management Services, LLC, as the Seller Representative.

12.1	Statement of Computation of Ratios

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

August 4, 2006	/s/ MICHAEL F. FOUST
Michael F. Foust
Chief Executive Officer

August 4, 2006	/s/ A. WILLIAM STEIN
A. William Stein
Chief Financial Officer and Chief Investment Officer
(principal financial officer)

August 4, 2006	/s/ EDWARD F. SHAM
Edward F. Sham
Vice President and Controller
(principal accounting officer)