Form 10-Q
period 2006-09-30
Digital Realty Trust, Inc.
filed 2006-11-08
CIK 1297996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, $.01 par value per share	45,458,937

DIGITAL REALTY TRUST, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	September 30, 2006 (unaudited)	December 31, 2005
ASSETS
Investments in real estate:
Land	$210,897	$191,961
Acquired ground leases	2,969	1,477
Buildings and improvements	1,259,769	941,115
Tenant improvements	153,344	123,957

Investments in real estate	1,626,979	1,258,510
Accumulated depreciation and amortization	(94,412)	(64,404)

Net investments in real estate	1,532,567	1,194,106

Cash and cash equivalents	27,650	10,930
Accounts and other receivables, net of allowance for doubtful accounts of $1,917 and $763 as of September 30, 2006 and December 31, 2005, respectively	17,586	7,587
Deferred rent	34,385	25,094
Acquired above market leases, net	43,052	48,237
Acquired in place lease value and deferred leasing costs, net	219,675	201,141
Deferred financing costs, net	15,276	7,659
Restricted cash	24,477	22,123
Other assets	57,094	12,293

Total Assets	$1,971,762	$1,529,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable under line of credit	$233,767	$181,000
Mortgage loans	668,490	568,067
Exchangeable senior debentures	172,500	—
Accounts payable and other accrued liabilities	54,209	36,869
Accrued dividends and distributions	20,052	15,639
Acquired below market leases, net	83,633	67,177
Security deposits and prepaid rents	14,700	11,476

Total liabilities	1,247,351	880,228

Commitments and contingencies

Minority interests in consolidated joint venture	—	206
Minority interests in operating partnership	241,152	262,239

Stockholders’ equity:
Preferred Stock: $0.01 par value, 20,000,000 authorized:
Series A Cumulative Redeemable Preferred Stock, 8.50%, $103,500,000 liquidation preference ($25.00 per share), 4,140,000 issued and outstanding	99,297	99,297
Series B Cumulative Redeemable Preferred Stock, 7.875%, $63,250,000 liquidation preference ($25.00 per share), 2,530,000 issued and outstanding	60,502	60,502
Common Stock; $0.01 par value: 100,000,000 authorized, 36,155,367 and 27,363,408 shares issued and outstanding as of September 30, 2006 and December 31, 2005	362	274
Additional paid-in capital	359,966	252,562
Dividends in excess of earnings	(39,540)	(27,782)
Accumulated other comprehensive income, net	2,672	1,644

Total stockholders’ equity	483,259	386,497

Total liabilities and stockholders’ equity	$1,971,762	$1,529,170

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited in thousands except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating Revenues:
Rental	$59,552	$43,587	$159,409	$110,924
Tenant reimbursements	13,637	10,970	37,812	25,527
Other	—	265	168	4,397

Total operating revenues	73,189	54,822	197,389	140,848

Operating Expenses:
Rental property operating and maintenance	15,474	11,854	40,802	27,664
Property taxes	7,238	6,052	21,173	14,255
Insurance	953	751	2,911	1,842
Depreciation and amortization	24,739	16,309	61,763	41,576
General and administrative	4,986	3,324	13,906	8,190
Other	607	106	938	1,588

Total operating expenses	53,997	38,396	141,493	95,115

Operating income	19,192	16,426	55,896	45,733

Other Income (Expenses):
Interest and other income	365	165	856	404
Interest expense	(14,486)	(10,373)	(37,355)	(27,081)
Loss from early extinguishment of debt	(39)	—	(521)	(125)

Income from continuing operations before minority interests	5,032	6,218	18,876	18,931
Minority interests in continuing operations of operating partnership	(678)	(1,719)	(4,113)	(7,226)

Income from continuing operations	4,354	4,499	14,763	11,705
Income (loss) from discontinued operations before gain on sale of assets and minority interests	203	(169)	(288)	(513)
Gain on sale of assets	18,016	—	18,016	—
Minority interests attributable to discontinued operations	(7,786)	95	(7,522)	307

Income (loss) from discontinued operations	10,433	(74)	10,206	(206)

Net income	14,787	4,425	24,969	11,499

Preferred stock dividends	(3,445)	(3,099)	(10,335)	(6,569)

Net income available to common stockholders	$11,342	$1,326	$14,634	$4,930

Income per share from continuing operations available to common stockholders:
Basic	$0.02	$0.05	$0.14	$0.23
Diluted	$0.02	$0.05	$0.13	$0.22

Income (loss) per share from discontinued operations:
Basic	$0.29	$—	$0.31	$(0.01)
Diluted	$0.28	$—	$0.30	$(0.01)

Net income per share available to common stockholders:
Basic	$0.31	$0.05	$0.45	$0.22
Diluted	$0.30	$0.05	$0.43	$0.21

Weighted average common shares outstanding:
Basic	36,114,253	25,704,721	32,361,456	22,864,797
Diluted	37,446,894	26,004,324	33,684,081	23,037,992

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$14,787	$4,425	$24,969	$11,499

Other comprehensive income:
Foreign currency translation adjustments	121	19	3,397	1,186
Minority interests in foreign currency translation adjustments	(52)	(11)	(1,569)	(705)
Increase (decrease) in fair value of interest rate swaps	(1,721)	2,244	544	2,243
Minority interests in change in fair value of interest rate swaps	735	(1,236)	(382)	(1,235)
Reclassification of other comprehensive income to interest expense	(716)	179	(1,781)	724
Minority interests in reclassification of other comprehensive income to interest expense	306	(99)	819	(423)

Comprehensive income	$13,460	$5,521	$25,997	$13,289

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited in thousands)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities (including discontinued operations):

Net income	$24,969	$11,499
Adjustments to reconcile net income to net cash provided by operating activities

Gain on sale of assets	(18,016)	—
Minority interests in operating partnership and discontinued operations	11,635	6,919
Write-off of net assets due to early lease terminations	450	(197)
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases, including amounts for discontinued operations	35,665	23,500
Amortization over the vesting period of the fair value of share-based compensation	1,296	146
Allowance for doubtful accounts	1,154	389
Amortization of deferred financing costs	2,618	2,172
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	106	125
Amortization of debt premium	(172)	(81)
Amortization of acquired in place lease value and deferred leasing costs	27,132	19,928
Amortization of acquired above market leases and acquired below market leases, net	(5,047)	(1,234)
Changes in assets and liabilities:
Accounts and other receivables	(4,206)	(3,132)
Deferred rent	(9,291)	(8,701)
Deferred leasing costs	(5,428)	(2,066)
Other assets	(3,240)	255
Accounts payable and other accrued liabilities	(782)	10,126
Security deposits and prepaid rents	3,224	4,654

Net cash provided by operating activities (including discontinued operations)	62,067	64,302

Cash flows from investing activities:

Acquisitions of properties (including $16.5 million paid to GI Partners in 2005)	(348,216)	(382,538)
Proceeds from sale of assets, net of sales costs	58,923	—
Deposits paid for acquisitions of properties	(46,258)	(1,953)
Receipt of value added tax refund	3,121	—
Refundable value added tax paid in conjunction with acquisition	(795)	—
Change in restricted cash	(2,354)	(14,818)
Improvements to investments in real estate	(52,326)	(9,463)
Other deposits	(911)	—
Tenant improvement advances to tenants	(26,152)	—
Repayment of tenant improvement advances	20,000	—
Purchase of joint venture partner’s interest	(5,353)	—

Net cash used in investing activities	(400,321)	(408,772)

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited in thousands)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from financing activities:

Borrowings on line of credit	$492,739	$293,755
Repayments on line of credit	(440,000)	(234,000)
Proceeds from mortgage loans	211,872	100,000
Principal payments on mortgage loans	(112,745)	(13,742)
Proceeds from exchangeable senior debentures	172,500	—
Settlement of foreign currency forward sale contract	694	(2,519)
Reimbursement by GI Partners of settlement cost of foreign currency forward sale contract	—	1,911
Payment of loan fees and costs	(11,431)	(1,660)
Refund of rate-lock deposit	1,200	—
Gross proceeds from the sale of common stock	97,600	104,502
Gross proceeds from the sale of preferred stock	—	166,750
Common stock offering costs paid	(3,632)	(6,305)
Preferred stock offering costs paid	—	(6,714)
Proceeds from exercise of stock options	1,057	—
Payment of dividends to preferred stockholders	(6,890)	(6,569)
Payment of dividends to common stockholders and distributions to limited partners of operating partnership	(47,990)	(48,426)

Net cash provided by financing activities	354,974	346,983

Net increase in cash and cash equivalents	16,720	2,513

Cash and cash equivalents at beginning of period	10,930	4,557

Cash and cash equivalents at end of period	$27,650	$7,070

Supplemental disclosure of cash flow information:

Cash paid for interest, including amounts capitalized	$36,400	$25,449
Cash paid for taxes	102	—

Supplementary disclosure of noncash investing and financing activities:

Change in net assets related to foreign currency translation adjustments	$3,397	$481
Accrual of dividends and distributions	20,052	—
Increase in other assets related to increase in fair value of interest rate swaps	544	2,967
Reclassification of owner’s equity to minority interest in the Operating Partnership	(41,919)	—
Operating Partnership units converted to common stock	53,842	—
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	17,548	828

Allocation of purchase of properties to:

Investments in real estate	334,256	339,972
Accounts and other receivables	—	200
Acquired above market leases	287	14,365
Acquired below market leases	(26,894)	(21,055)
Acquired in place lease value and deferred leasing costs	42,441	74,104
Other Assets (2005 includes $3.3 million of refundable value added tax)	—	3,786
Mortgage loans assumed	—	(15,838)
Loan premium	—	(2,333)
Accounts payable and other accrued liabilities	(1,874)	(11,508)
Reverse minority interest in consolidated joint venture	—	845

Cash paid for acquisition of properties	348,216	382,538

Increase to components of net investment foreign currency hedge upon settlement:
Investment in real estate	—	5,304
Mortgage loans	—	(3,307)
Other accrued liabilities	—	(1,997)

	—	—

Accrual of common and preferred stock offering costs	200	588
Reallocation of limited partners’ interests in Operating Partnership to the general partner	—	27,929

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 and 2005

(unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, “we” or the Company) is engaged in the business of owning, acquiring, repositioning and managing technology-related real estate. As of September 30, 2006, our portfolio consists of 53 properties; 48 are located throughout North America and five are located in Europe. Our properties are diversified in major markets where corporate data center and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York, Philadelphia, San Francisco and Silicon Valley metropolitan areas. The portfolio consists of Internet gateway properties, data center properties, technology manufacturing properties and regional or national headquarters of technology companies.

We completed our initial public offering (IPO) on November 3, 2004 and commenced operations on that date. The Operating Partnership was formed on July 21, 2004 in anticipation of our IPO. As of September 30, 2006, we own a 57.3% common interest and a 100% preferred interest in the Operating Partnership. As general partner, we have control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace us as the general partner nor do they have participating rights, although they do have certain protective rights.

2. Summary of Significant Accounting Policies

(a) Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include all of the accounts of Digital Realty Trust, Inc., the Operating Partnership, the subsidiaries of the Operating Partnership and its consolidated joint venture. Intercompany balances and transactions have been eliminated. The interests of the joint venture partner, a third party, is reflected in minority interests in the accompanying condensed consolidated financial statements. We purchased this interest on July 12, 2006 (see note 5).

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

(b) Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less when purchased to be cash equivalents. As of September 30, 2006 and December 31, 2005, cash equivalents consist of investments in a money market fund.

(c) Share Based Compensation

We account for share based compensation, including stock options and fully vested long-term incentive units granted using the fair value method of accounting. The estimated fair value of each of the long-term incentive units granted in connection with our IPO was equal to the IPO price of our stock and such amount was recorded as an expense upon closing of the IPO since those long-term incentive units were fully vested as of the grant date. The estimated fair value of the stock options granted by us is being amortized over the vesting period of the stock options. The estimated fair value of the Class C Units and long-term incentive units granted after our IPO (discussed in note 9) are being amortized over the expected service period of five years.

(d) Income Taxes

We have elected to be treated and believe that we have operated in a manner that has enabled us to qualify as a Real Estate Investment Trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Code). As a REIT, we generally are not required to pay federal corporate income taxes on our taxable income to the extent it is currently distributed to our stockholders.

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

As of September 30, 2006, one of our TRS’s is estimated to have a net operating loss carryforward for federal and state income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of future realizability, management has fully offset the net deferred tax assets with a valuation allowance.

To the extent that any foreign taxes are incurred by the subsidiaries invested in real estate located outside of the United States, a provision is made for such taxes.

(e) Asset Retirement Obligations

We record accruals for estimated retirement obligations, as required by SFAS No. 143, “Accounting for Asset Retirement Obligations” and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. As of September 30, 2006 and December 31, 2005, the amount included in accounts payable and other accrued liabilities on our condensed consolidated balance sheets was approximately $0.7 million and $0.8 million, respectively, and the equivalent asset is recorded at $0.7 million, net of amortization.

(f) Reclassifications

Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the 2006 presentation. These include the reclassification of 7979 East Tufts Avenue revenues and expenses to discontinued operations in the accompanying condensed consolidated statements of operations, as further described in note 5.

(g) Management’s Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Minority Interests in the Operating Partnership

Minority interests in the Operating Partnership relate to the interests that are not owned by us. The following table shows the ownership interest in the Operating Partnership as of September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Common units and long term incentive units	Percentage of total	Common units and long term incentive units	Percentage of total
The Company	36,155,367	57.3%	27,363,408	46.4%
Minority interest consisting of:
GI Partners	19,669,175	31.2	23,699,359	40.2
Third Parties	5,655,846	8.9	6,331,511	10.7
Employees (long term incentive units, see note 9)	1,630,142	2.6	1,622,671	2.7

	63,110,530	100.0%	59,016,949	100.0%

The following table shows activity for the Operating Partnership units that are not owned by us for the nine months ended September 30, 2006:

	GI Partners	Third Parties	Long Term Incentive Units (note 9)	Total
As of January 1, 2006	23,699,359	6,331,511	1,622,671	31,653,541
April 2006 distribution to investors of GI Partners who redeemed the founder Operating Partnership common units for shares of our common stock and sold to third parties (1) (2)	(4,030,184)	—	—	(4,030,184)
Redemption of third party common Operating Partnership units for shares of our common stock (1) (2)	—	(675,665)	—	(675,665)
Grant of units to employee			7,471	7,471

As of September 30, 2006	19,669,175	5,655,846	1,630,142	26,955,163

(1)	This redemption was recorded as a reduction to minority interest and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet.

(2)	These redemptions were recorded as a reduction to minority interest and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet. We did not receive any cash proceeds upon redemption of these Operating Partnership units.

Limited partners who acquired common units have the right to require the Operating Partnership to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. We have filed a shelf registration statement covering the issuance of the shares of our common stock issuable upon redemption of the common units, and the resale of those shares of common stock by the holders. Richard Magnuson, the Executive Chairman of our board of directors, Michael Foust, our Chief Executive Officer and a member of our board of directors, and Scott Peterson, our Senior Vice President, Acquisitions, are minority indirect investors in GI Partners.

Under the terms of certain third parties’ (the eXchange parties) contribution agreement signed in the third quarter of 2004, we have agreed to indemnify each eXchange party against adverse tax consequences in the event the Operating Partnership directly or indirectly, sells, exchanges or otherwise disposes of (whether by way of merger, sale of assets or otherwise) in a taxable transaction any interest in 200 Paul Avenue 1-4 or 1100 Space Park Drive until the earlier of November 3, 2013 and the date on which these contributors hold less than 25% of the Units issued to them in the formation transactions consummated concurrently with the IPO. Under the eXchange parties’ contribution agreement, these parties have agreed to guarantee $20.0 million of indebtedness until the earlier of November 3, 2013 and the date on which these contributors or certain transferees hold less than 25% of the Units issued to them in the formation transactions consummated concurrently with the IPO.

See note 15 for the redemption of 4.6 million common units held by GI Partners on October 4, 2006.

4. Investments in Real Estate Acquired During the Three Months Ended September 30, 2006

We made the following acquisitions of real estate assets during the three months ended September 30, 2006:

Property	Metropolitan Area	Date acquired	Purchase Price (in millions)
120 E. Van Buren Street	Phoenix	July 25, 2006	$175.0
Gyroscoopweg 2E-2F (1)	Amsterdam, Netherlands	July 27, 2006	12.4
600 Winter Street	Boston	September 13, 2006	8.7
2300 NW 89th Place	Miami	September 26, 2006	5.6

			$201.7

(1)	Gyroscoopweg 2E-2F contains a ground lease under which we pay approximately €75,000 per annum (approximately $95,200 based on the Euro exchange rate as of September 30, 2006). This lease is continuous and indexed to inflation every five years, and will be remeasured on January 1, 2042.

The purchase prices of these acquisitions have been allocated on a preliminary basis to the assets acquired and the liabilities assumed. We expect to finalize our purchase price allocation no later than twelve months from the date of each acquisition.

5. Discontinued Operations

In June 2006, we classified 7979 East Tufts Avenue as “held for sale” upon committing to sell this property and we also ceased recording depreciation expense at that time. We purchased the minority interest joint venture partner’s limited partnership interest in 7979 East Tufts Avenue on July 12, 2006 for approximately $5.3 million which was included in the cost basis of the property in calculating the gain on sale. We sold this property on July 12, 2006 for approximately $60.4 million which resulted in a gain on sale of approximately $18.0 million.

The results of operations of 7979 East Tufts Avenue are reported as discontinued operations for all periods presented in the accompanying consolidated condensed financial statements. The following table summarizes the income and expense components that comprise loss from discontinued operations for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating revenues	$307	$1,563	$3,458	$4,597
Operating expenses	(65)	(1,387)	(3,014)	(4,070)
Interest and other income	8	6	15	13
Interest expense	(47)	(351)	(747)	(1,053)

	203	(169)	(288)	(513)
Gain on sale of assets	18,016	—	18,016	—
Minority interests attributable to discontinued operations	(7,786)	95	(7,522)	307

Income (loss) from discontinued operations	$10,433	$(74)	$10,206	$(206)

6. Debt

A summary of outstanding indebtedness as of September 30, 2006 and December 31, 2005, respectively, is as follows (in thousands):

Properties	Interest Rate at September 30, 2006	Maturity Date	Principal Outstanding September 30, 2006		Principal Outstanding December 31, 2005
Mortgage loans:
Secured Term Debt (1)	5.65%	Nov. 11, 2014	$151,412		$152,918
350 East Cermak Road	1-month LIBOR + 2.20% (2)(3)	Jun. 9, 2008 (4)	99,686		100,000
200 Paul Avenue 1-4	5.74%	Oct. 8, 2015	81,000		81,000
2323 Bryan Street (5)	6.04%	Nov. 6, 2009	56,761		57,282
34551 Ardenwood Boulevard 1-4, 2334 Lundy Place, 2440 Marsh Lane	1-month LIBOR + 1.59% (2)	Aug. 9, 2006	—		43,000
34551 Ardenwood Boulevard 1-4	5.95%	Nov. 11, 2016	55,000		—
2334 Lundy Place	5.96%	Nov. 11, 2016	40,000		—
7979 East Tufts Avenue	5.14%	—	—		26,000
6 Braham Street	6.85%	—	—		22,490	(7)
6 Braham Street	3-month GBP LIBOR + 0.90% (2)	Apr. 10, 2011	24,708	(7)	—
4055 Valley View Lane	3-month LIBOR + 1.20% (2)	Jan. 1, 2009	20,745		21,150
100 Technology Center Drive	3-month LIBOR + 1.70% (2)	Apr. 1, 2009	20,000		20,000
Paul van Vlissingenstraat 16	3-month EURIBOR + 1.60% (2)	Jul. 18, 2013	14,155	(8)	—
Chemin de l’Epinglier 2	3-month EURIBOR + 1.50% (2)	Jul. 18, 2013	10,239	(8)	—
Gyroscoopweg 2E-2F (6)	3-month EURIBOR + 1.50% (2)	Oct. 18, 2013	9,007		—
47700 Kato Road & 1055 Page Avenue	1-month LIBOR + 2.25%	—	—		17,540
1125 Energy Park Drive	7.62% (9)	Mar. 1, 2032	9,597		9,675
375 Riverside Parkway	3-month LIBOR + 1.85% (2)	Nov. 25, 2006 (4)	8,775		8,775
600 West Seventh Street	5.80%	Mar. 15, 2016	59,458		—
731 East Trade Street	8.22%	Jul. 1, 2020	5,924		6,042

			666,467		565,872
Unsecured line of credit	1-month LIBOR + 1.50% (10)	Oct. 31, 2008 (11)	233,767		181,000

Exchangeable senior debentures	4.13%	Aug. 15, 2026 (12)	172,500		—

Total principal outstanding			1,072,734		746,872

Loan premium—1125 Energy Park Drive and 731 East Trade Street mortgages			2,023		2,195

Total indebtedness			$1,074,757		$749,067

(1)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.

(2)	We have entered into interest rate swap agreements as a cash flow hedge for interest generated by these LIBOR, EURIBOR and GBP LIBOR based loans. The total notional amount of the swap agreements was $207.2 million as of September 30, 2006 and $192.9 million as of December 31, 2005. See note 10 for further information.

(3)	This is the weighted average interest rate as of September 30, 2006. The first note, in a principal amount of $79.8 million, bears interest at a rate of 1-month LIBOR + 1.375% per annum and the second note, in a principal amount of $19.9 million, bears interest at a rate of 1-month LIBOR + 5.5% per annum.

(4)	Two one-year extensions are available, which we may exercise if certain conditions are met.

(5)	This loan is also secured by a $5.0 million letter of credit.

(6)	This loan is also secured by a €1.3 million letter of credit.

(7)	Based on exchange rate of $1.87 to £1.00 as of September 30, 2006 and $1.72 to £1.00 as of December 31, 2005.

(8)	Based on exchange rate of $1.27 to €1.00 as of September 30, 2006.

(9)	If the loan is not repaid by March 1, 2012, the interest rate increases to the greater of 9.62% or the then treasury rate plus 2%.

(10)	The interest rate under our unsecured line of credit equals either (i) LIBOR (ranging from 1- to 6-month LIBOR) plus a margin of between 1.250% and 1.625% or (ii) the greater of (x) the base rate announced by the lender and (y) the federal funds rate, plus a margin of between 0.375%-0.750%. In each case, the margin is based on our leverage ratio. We incur a fee ranging from 0.15% to 0.25% for the unused portion of our unsecured line of credit.

(11)	A one-year extension option is available.

(12)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of August 15, 2011, August 15, 2016 and August 15, 2021. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on August 18, 2011.

As of September 30, 2006, our Operating Partnership has an unsecured revolving line of credit facility (credit facility) for $500.0 million. As of September 30, 2006 borrowings under the credit facility bear interest at a rate of 6.82%, which is based on 1-month LIBOR plus a margin ranging from 1.250% to 1.625%, depending on our Operating Partnership’s overall leverage and this margin was 1.50% as of September 30, 2006. The credit facility matures in October 2008, subject to a one-year extension option and has a $150.0 million sub-facility for foreign exchange advances in Euros and British Sterling. As of September 30, 2006, approximately $233.8 million was drawn under this facility. The credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios and maintain a pool of unencumbered assets. In addition, except to enable us to maintain our status as a REIT for federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined, for such period, subject to certain other adjustments. As of September 30, 2006, we were in compliance with all the covenants.

Some of the loans impose penalties upon prepayment. The terms of the following mortgage loans do not permit prepayment of the loan prior to the dates listed below:

Loan	Date
2323 Bryan Street	August 2009
200 Paul Avenue 1-4	November 2010
1125 Energy Park Drive	December 2011
Secured Term Debt	September 2014
2334 Lundy Place	August 2016
34551 Ardenwood Boulevard 1-4 (1)	August 2016

(1)	We can prepay this loan prior to June 11, 2007.

During the three and nine months ended September 30, 2006, we capitalized interest of approximately $0.9 million and $2.7 million, respectively. We did not capitalize any interest during the same periods in 2005.

Exchangeable Senior Debentures due 2026

On August 15, 2006, our Operating Partnership issued $172.5 million of its 4.125% Exchangeable Senior Debentures due August 15, 2026 (the “Debentures”). Costs incurred to issue the Debentures were approximately $6.2 million. These costs are being amortized over a period of five years, which represents the projected estimated term of the Debentures, and are included in Deferred Financing costs, net in the condensed consolidated balance sheet as of September 30, 2006. The Debentures are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership.

Interest is payable on August 15 and February 15 of each year beginning February 15, 2007 until the maturity date of August 15, 2026. The Debentures bear interest at 4.125% per annum and contain an exchange settlement feature, which provides that the Debentures may, under certain circumstances, be exchangeable for cash (up to the principal amount of the Debentures) and, with respect to any excess exchange value, into cash, shares of our common stock or a combination of cash and shares of our common stock at an initial exchange rate of approximately 30.68 shares per $1,000 principal amount of Debentures.

Prior to August 18, 2011, the Operating Partnership may not redeem the Debentures except to preserve its status as a real estate investment trust for U.S. federal income tax purposes. On or after August 18, 2011, at the Operating Partnership’s option, the Debentures are redeemable in cash in whole or in part at 100% of the principal amount plus accrued and unpaid interest, if any, accrued to, but excluding, the redemption date, upon at least 30 days’ but not more than 60 days’ prior written notice to holders of the Debentures.

The holders of the Debentures have the right to require the Operating Partnership to repurchase the Debentures in cash in whole or in part on each of August 15, 2011, August 15, 2016 and August 15, 2021, and in the event of a designated event, for a repurchase price equal to 100% of the principal amount of the Debentures plus unpaid interest, if any, accrued to, but excluding, the repurchase date. Designated events include certain merger or combination transactions, non-affiliates becoming the beneficial owner of more than 50% of the total voting power of our capital stock, a substantial turnover of our company’s directors within a 12-month period, or if we cease to be the general partner of the Operating Partnership.

Certain events are considered “Events of Default,” which may result in the accelerated maturity of the Debentures, including a default for 30 days in payment of any installment of interest under the Debentures, a default in the payment of the principal amount or any repurchase price or redemption price due with respect to the Debentures and the Operating Partnership’s failure to deliver cash or any shares of our common stock within 15 days after the due date upon an exchange of the Debentures, together with any cash due in lieu of fractional shares of our common stock.

We have entered into a registration rights agreement whereby we must register the shares of common stock which could be issued in the future upon exchange. If we fail to file a shelf registration statement with the U.S. Securities and Exchange Commission within 270 days of the closing of the offering of the Debentures, and such registration statement is not declared effective within such 270-day period, for the first 90 days following such failure, the annual interest rate of the Debentures will increase to 4.375% per annum until the registration statement is declared effective. Thereafter, the annual interest rate of the Debentures will increase to 4.625% per annum until the registration statement is declared effective.

7. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income from continuing operations	$4,354	$4,499	$14,763	$11,705

Preferred stock dividends	(3,445)	(3,099)	(10,335)	(6,569)

Income from continuing operations available to common stockholders	909	1,400	4,428	5,136

Income (loss) from discontinued operations	10,433	(74)	10,206	(206)

Net income available to common stockholders	$11,342	$1,326	$14,634	$4,930

Weighted average shares outstanding—basic	36,114,253	25,704,721	32,361,456	22,864,797
Potentially dilutive common shares:
Stock options	388,770	299,603	393,567	173,195
Class C Units	943,871	—	929,058	—

Weighted average shares outstanding—diluted	37,446,894	26,004,324	33,684,081	23,037,992

Income (loss) per share - basic:
Income per share from continuing operations available to common stockholders	$0.02	$0.05	$0.14	$0.23
Income (loss) per share from discontinued operations	0.29	—	0.31	(0.01)

Net income per share available to common stockholders	$0.31	$0.05	$0.45	$0.22

Income (loss) per share - diluted:
Income per share from continuing operations available to common stockholders	$0.02	$0.05	$0.13	$0.22
Income (loss) per share from discontinued operations	0.28	—	0.30	(0.01)

Net income per share available to common stockholders	$0.30	$0.05	$0.43	$0.21

We have excluded the following potentially dilutive effect of the following amounts in the calculations above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Common Operating Partnership units not owned by us as their effect would not be dilutive.	26,950,372	31,521,431	28,502,124	31,521,431
Potentially dilutive outstanding stock options as this effect is antidilutive.	55,000	—	55,000	—

	27,005,372	31,521,431	28,557,124	31,521,431

On or after July 15, 2026, the $172.5 million exchangeable senior debentures may be exchanged at the then applicable exchange rate for cash (up to the principal amount of the Debentures) and, with respect to any excess exchange value, into cash, shares of our common stock or a combination of cash and shares of our common stock at an initial exchange rate of 30.6828 shares per $1,000 principal amount of Debentures. The exchangeable senior debentures will also be exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events. During the three months ended September 30, 2006, the weighted average common stock price did not exceed the current strike price of $32.59 per share and no excess exchange value existed as of September 30, 2006. Therefore, using the treasury method, no common stock contingently issuable upon settlement of the excess exchange value was included in the diluted share count in determining diluted earnings per share for the three months ended September 30, 2006.

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

(b) Shares and Units

A common unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. The common units are further discussed in note 3 and the long term incentive units are discussed in note 9, including the redemption of Operating Partnership common units for shares of our common stock during the three and nine months ended September 30, 2006.

In May 2006, we issued 4.0 million shares of common stock at a price of $24.40, which resulted in net proceeds of approximately $94.5 million after offering costs.

(c) Dividends and Distributions

In 2006, we have declared the following dividends and equivalent distributions on common units in our Operating Partnership:

Date dividend and distribution declared	Share class	Dividend and distribution amount per share	Period covered	Dividend and distribution payable date	Annual equivalent rate of dividend and distribution per share	Dividend and distribution amount (in thousands)
February 27, 2006	Series A Preferred Stock	$0.53125	January 1, 2006 to March 31, 2006	March 31, 2006 to shareholders of record on March 15, 2006.	$2.125	$2,199
February 27, 2006	Series B Preferred Stock	$0.49219	January 1, 2006 to March 31, 2006	March 31, 2006 to shareholders of record on March 15, 2006.	$1.969	1,246
February 27, 2006	Common stock and operating partnership common units and long term incentive units.	$0.26500	January 1, 2006 to March 31, 2006	March 31, 2006 to shareholders of record on March 15, 2006.	$1.060	15,642
May 1, 2006	Series A Preferred Stock	$0.53125	April 1, 2006 to June 30, 2006	June 30, 2006 to shareholders of record on June 15, 2006.	$2.125	2,199
May 1, 2006	Series B Preferred Stock	$0.49219	April 1, 2006 to June 30, 2006	June 30, 2006 to shareholders of record on June 15, 2006.	$1.969	1,246
May 1, 2006	Common stock and operating partnership common units and long term incentive units.	$0.26500	April 1, 2006 to June 30, 2006	June 30, 2006 to shareholders of record on June 15, 2006.	$1.060	16,709
July 31, 2006	Series A Preferred Stock	$0.53125	July 1, 2006 to September 30, 2006	October 2, 2006 to shareholders of record on September 15, 2006.	$2.125	2,199
July 31, 2006	Series B Preferred Stock	$0.49219	July 1, 2006 to September 30, 2006	October 2, 2006 to shareholders of record on September 15, 2006.	$1.969	1,246
July 31, 2006	Common stock and operating partnership common units and long term incentive units.	$0.26500	July 1, 2006 to September 30, 2006	October 2, 2006 to shareholders of record on September 15, 2006.	$1.060	16,607

Total 2006 dividends and distributions declared through September 30, 2006:
Series A Preferred Stock						6,597
Series B Preferred Stock						3,738
Common stock and operating partnership common units and long term incentive units.						48,958

						$59,293

(d) Stock Options

The fair value of each option granted under the 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the weighted-average assumptions listed below for grants in 2006 and 2005. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. The expense recorded for the three months ended September 30, 2006 and 2005 was approximately $71,000 and $50,000, respectively, and was $221,000 and $146,000 during the nine months ended September 30, 2006 and 2005, respectively. Unearned compensation representing the unvested portion of the stock options totaled $1.1 million and $1.0 million as of September 30, 2006 and December 31, 2005, respectively. We expect to recognize this unearned compensation over the next 3.3 years on a weighted average basis.

The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options granted during the three and nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006	2005
Dividend yield	3.80%	6.88%
Expected life of option	120 months	120 months
Risk-free interest rate	4.65%	4.13%
Expected stock price volatility	25.72%	20.00%

The following table summarizes the 2004 Incentive Award Plan’s stock option activity for the nine months ended September 30, 2006:

	Shares	Weighted average exercise price
Options outstanding, January 1, 2006	939,841	$13.27
Granted	62,500	27.88
Exercised	(86,110)	12.28
Forfeited	(71,260)	14.00

Options outstanding, September 30, 2006	844,971	$14.39
Exercisable, end of period	97,016	$12.22
Weighted-average fair value of options granted during the period		$6.58

We issued new common shares for the common stock options exercised during the nine months ended September 30, 2006. The intrinsic value of options exercised in the nine months ended September 30, 2006 was approximately $1.4 million.

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2006:

Options outstanding					Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate Intrinsic Value	Number exercisable	Weighted average exercise price	Aggregate Exercisable Intrinsic Value
$12.00-13.02	620,471	8.08	$12.06	$11,948,230	90,266	$12.06	$1,738,521
$13.47-14.50	49,500	8.34	14.16	849,328	6,750	14.31	114,823
$20.37-28.09	175,000	9.23	22.72	1,504,850	—	—	—

	844,971	8.34	$14.39	$14,302,408	97,016	$12.22	$1,853,344

9. Incentive Plan

(a) Incentive Award Plan

Our 2004 Incentive Award Plan provides for the grant of incentive awards to employees, directors and consultants. Awards issuable under the 2004 Incentive Award Plan include stock options, restricted stock, dividend equivalents, stock appreciation rights, long-term incentive units, cash performance bonuses and other incentive awards. Only employees are eligible to receive incentive stock options under the 2004 Incentive Award Plan. We have reserved a total of 4,474,102 shares of common stock for issuance pursuant to the 2004 Incentive Award Plan, subject to certain adjustments set forth in the 2004 Incentive Award Plan. As of September 30, 2006, 564,994 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the 2004 Incentive Award Plan. Each long-term incentive and Class C unit issued under the 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2004 Incentive Award Plan and the individual award limit discussed below.

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

In connection with the IPO, an aggregate of 1,490,561 of fully vested long-term incentive units were issued and compensation expense totaling $17.9 million was recorded at the completion of the IPO. Parity was reached for these units on February 9, 2005 upon completion of our series A preferred stock offering. The compensation cost associated with approximately 140,000 long-term incentive units granted after our IPO is being amortized over a 5 year period.

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

On October 26, 2005, the Operating Partnership amended and restated its agreement of limited partnership in order to create the Class C Units. As of September 30, 2006, approximately 1,203,000 Class C units had been awarded to our executive officers and other employees, and approximately 57,000 Class C units are currently available for future awards. The fair value of these awards of approximately $4.0 million will be recognized as compensation expense on a straight line basis over the expected service period of five years. The unearned compensation as of September 30, 2006 and December 31, 2005 was $3.2 million and $3.8 million respectively, respectively. As of September 30, 2006 and December 31, 2005, none of the above awards had vested. We recognized compensation expense related to these Class C units of $0.2 million and $0.6 million in the three and nine months ended September 30, 2006, respectively. If the Performance Condition is not met, the unamortized amount will be recognized as an expense at that time.

10. Derivative Instruments

(a) Interest rate swap agreements

As of September 30, 2006, we were a party to interest rate swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. The fair value of these derivatives was $2.3 million and $3.3 million at September 30, 2006 and December 31, 2005, respectively.

As of September 30, 2006, we estimate that $1.7 million of accumulated other comprehensive income will be reclassified to earnings through a reduction to interest expense during the twelve months ending September 30, 2007, when hedged forecasted transactions impact earnings.

The table below summarizes the terms of these interest rate swaps and their fair values as of September 30, 2006 (in thousands):

Current Notional Amount		Strike Rate	Effective Date	Expiration Date	Fair Value
$20,700		3.754	Nov. 26, 2004	Jan. 2, 2009	523
20,000		3.824	Nov. 26, 2004	Apr. 1, 2009	543
8,775		3.331	Nov. 26, 2004	Dec. 1, 2006	30
99,571		4.025	May 26, 2005	Jun. 15, 2008	1,617
24,712	(1)	4.944	Jul. 10, 2006	Apr. 10, 2011	101
14,203	(2)	3.981	May 17, 2006	Jul. 18, 2013	(189)
10,236	(2)	4.070	Jun. 23, 2006	Jul. 18, 2013	(189)
9,004	(2)	3.989	Jul. 27, 2006	Oct. 18, 2013	(125)

$207,201					$2,311

(1)	Translation to US amounts is based on exchange rate of $1.87 to £1.00 as of September 30, 2006.

(2)	Translation to US amounts is based on exchange rate of $1.27 to €1.00 as of September 30, 2006.

We have two LIBOR interest rate caps that are not designated as hedges. The fair values of the caps were immaterial as of September 30, 2006 and December 31, 2005.

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

11. Related Party Transactions

We paid CB Richard Ellis, an affiliate of GI Partners, building management fees and leasing commissions. Fees incurred were $0.4 million and $0.3 million for the three months ended September 30, 2006 and 2005, respectively and $1.9 million and $0.8 million for the nine months ended September 30, 2006 and 2005, respectively.

In April 2005, we entered into two agreements with Linc Facility Services, LLC, (LFS) primarily for personnel providing for operations and maintenance repairs of the mechanical, electrical, plumbing and general building service systems of five of our properties. LFS belongs to The Linc Group, which GI Partners has owned since late 2003. Our consolidated statement of operations includes amounts related to these fees of $0.3 million and $0.3 million for the three months ended September 30, 2006 and 2005, respectively, and $1.0 million and $0.5 million for the nine months ended September 30, 2006 and 2005, respectively.

On October 4, 2006 GI Partners redeemed 4.6 million Operating Partnership units as further described in note 15.

12. Commitments and Contingencies

The seller of 350 East Cermak Road could have earned an additional $20.0 million by obtaining a change in the real estate tax classification prior to December 31, 2006, but as of September 30, 2006 had abandoned attempts to achieve this tax classification. We have also agreed with the seller to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 260,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013. We have recorded no liability for these contingent liabilities on our condensed consolidated balance sheet at September 30, 2006, as the events causing this contingency had not occurred at September 30, 2006.

As part of the acquisition of Paul van Vlissingenstraat 16 in August 2005, we entered into an agreement with the seller, whereby our purchase price would increase depending upon future leasing activity as a result of actions by the seller between August 2005 and August 2006. As this leasing activity had not occurred by August 2006, there is no longer any contingent liability.

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been capitalized. Accounts payable and other liabilities include $1.2 million for this liability as of September 30, 2006. No amounts have been paid to the seller as of September 30, 2006.

As of September 30, 2006, we had signed purchase agreements to acquire the following properties:

Location	Purchase price ($ millions)	Purchase completed on:
Properties acquired between October 1, 2006 and November 3, 2006:
Above Net Data Centers (1)	$40.1	October 1, 2006
2055 E. Technology Circle	9.8	October 17, 2006

	$49.9
Properties not acquired as of November 3, 2006:
Paris	48.2	(2)

Total	$98.1

(1)	The purchase includes a fee-simple ownership of 1807 Michael Faraday Court in Reston, Virginia and two leasehold interests at 111 Eight Avenue in New York City and 8100 Boone Boulevard in Vienna, Virginia.

(2)	As we are completing due diligence for this potential acquisition we can give no assurance that we will complete its purchase. The Paris purchase price is €38.0 million which is translated into US$ at the September 30, 2006 exchange rate.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of September 30, 2006, we had commitments under leases in effect for approximately $31.6 million of tenant improvement costs and leasing commissions all of which we expect to incur in the near future.

13. Tenant leases

Revenues recognized from Savvis Communications comprised approximately 12.4% and 13.8% of total operating revenues, for the three months ended September 30, 2006 and 2005, respectively, and comprised approximately 12.5% and 11.4% of total revenues, for the nine months ended September 30, 2006 and 2005, respectively. Revenues recognized from Qwest Communications International, Inc. comprised approximately 10.2% and 12.6% of total operating revenues, for the three months ended September 30, 2006 and 2005, respectively, and comprised approximately 11.2% and 10.4% of total operating revenues, for the nine months ended September 30, 2006 and 2005, respectively. Other than noted here, for the three and nine months ended September 30, 2006 and 2005 no single tenant comprised more than 10% of total operating revenues.

14. Other assets

Other assets were comprised as follows (in thousands):

	September 30, 2006	December 31, 2005
Purchase deposits	$47,128	$565
Other	9,966	11,728

	$57,094	$12,293

15. Subsequent Events

On October 4, 2006 we issued 9.2 million common shares for net proceeds of $267.7 million after offering costs. We used proceeds from this issuance to pay $133.8 million for the redemption of 4.6 million common Operating Partnership units tendered by GI Partners, with the balance being used to pay down our unsecured credit facility. Following these transactions we own 67.0% of the Operating Partnership units.

On October 24, 2006, we completed the financing of 1100 Space Park Drive in Santa Clara, California. The new loan for $55.0 million has a 10-year maturity with no principal amortization for three years, and a fixed rate of 5.89%.

On October 31, 2006, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit.

Share Class	Series A Preferred Stock	Series B Preferred Stock	Common stock
Dividend and distribution amount	$0.53125	$0.49219	$0.28625
Dividend and distribution payable date	December 29, 2006	December 29, 2006	January 15, 2007
Dividend payable to shareholders of record on:	December 15, 2006	December 15, 2006	December 29, 2006
Annual equivalent rate of dividend and distribution	$2.125	$1.969	$1.145

On November 1, 2006 we acquired a 49% interest in 2001 Sixth Avenue, a property located in Seattle for approximately $30.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Our Company. We completed our initial public offering of common stock, (IPO) on November 3, 2004. We believe that we have operated in a manner that has enabled us to qualify, and have elected to be treated, as a Real Estate Investment Trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Code). Our company was formed on March 9, 2004. During the period from our formation until we commenced operations in connection with the completion of our IPO we did not have any corporate activity other than the issuance of shares of common stock in connection with the initial capitalization of the company. Any reference to “our”, “we” and “us” in this filing includes our company and our predecessor. The predecessor is comprised of the real estate activities and holdings of Global Innovation Partners LLC (GI Partners) which GI Partners contributed to us in connection with our IPO.

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

As of September 30, 2006, we own an aggregate of 53 technology-related real estate properties with 10.4 million rentable square feet including approximately 1.2 million square feet of space held for redevelopment. We have developed detailed, standardized procedures for evaluating acquisitions to ensure that they meet our financial and other criteria. We expect to continue to acquire additional assets as a key part of our growth strategy. We intend to aggressively manage and lease our assets to increase their cash flow.

We may acquire properties subject to existing mortgage financing and other indebtedness or new indebtedness may be incurred in connection with acquiring or refinancing properties. Debt service on such indebtedness will have priority over any dividends with respect to our common stock and our preferred stock. We currently intend to limit our indebtedness to 60% of our total market capitalization and, based on the closing price of our common stock on September 30, 2006 of $31.32, our ratio of debt to total market capitalization was approximately 33% as of September 30, 2006. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us (with the per unit value equal to the market value of one share of our common stock), plus the book value of our total consolidated indebtedness.

Revenue Base. As of September 30, 2006, we owned 53 properties through our Operating Partnership. These properties are mainly located throughout the U.S., with five properties located in Europe and one property in Canada. We acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties acquired (1)	Net rentable square feet acquired (2)	Square feet of space held for redevelopment as of September 30, 2006 (3)
2002	5	1,125,292	19,890
2003	7	1,174,622	123,891
2004	11	2,798,231	85,238
2005	20	2,657,920	855,139
Nine months ended September 30, 2006	10	1,355,839	164,168

Properties owned as of September 30, 2006	53	9,111,904	1,248,326

(1)	Excludes 7979 East Tufts Avenue a property we acquired in October 2003 and sold on July 12, 2006.

(2)	Excludes space held for redevelopment.

(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop data center facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built data center space that was not completed by previous ownership and requires a large capital investment in order to build out the space. The amounts included in this table represent redevelopment space as of September 30, 2006 in the properties acquired during the relevant period.

As of September 30, 2006, the properties in our portfolio were approximately 94.7% leased excluding 1.2 million square feet held for redevelopment. Due to the capital intensive and long term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of September 30, 2006, our original average lease term was approximately 12 years, with an average of seven years remaining. Leasing since the completion of our initial public offering in November 2004 has been at lease terms shorter than 12 years. Our lease expirations through 2008 are 6.8% of net rentable square feet excluding space held for redevelopment as of September 30, 2006. Operating revenues from properties outside the United States were $8.7 million and $3.6 million for the nine months ended September 30, 2006 and 2005, respectively.

Operating expense. Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site operating and maintenance costs, as well as rental expenses on our ground leases. Since the consummation of our IPO, our asset management function has been internalized and we currently incur our general and administrative expenses directly. Prior to April 2005, we had a transition services agreement with CB Richard Ellis Investors with respect to transitional accounting and other services. In addition, as a public company, we incur significant legal, accounting and other expenses related to corporate governance, Securities and Exchange Commission reporting and compliance with the various provisions of Sarbanes-Oxley Act of 2002. In addition, we engage third-party property managers to manage most of our properties. As of September 30, 2006, 32 of our properties were managed by CB Richard Ellis, an affiliate of GI Partners.

Formation Transactions. In connection with the completion of our IPO, our Operating Partnership received contributions of direct and indirect interests in 23 properties in exchange for consideration that included cash, assumption of debt, and an aggregate of 38,262,206 units in our Operating Partnership (with the cash, assumed debt and units having an aggregate value of $1,097.7 million based on the IPO price per share of $12.00).

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

Factors Which May Influence Future Results of Operations

Rental income. The amount of net rental income generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 1.2 million square feet held for redevelopment, as of September 30, 2006, the occupancy rate in the properties in our portfolio was approximately 94.7% of our net rentable square feet.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 9.1 million square feet of net rentable square feet excluding redevelopment space at September 30, 2006 is approximately 113,000 net rentable square feet of space with extensive data center improvements that is currently, or will shortly be, available for lease. We had leased approximately 363,000 square feet of similar space at September 30, 2006. Rather than leasing all of this space to large single tenants, we are subdividing some of it for multi-tenant turn-key data center use, with tenants averaging between 100 and 15,000 square feet of net rentable space. Multi-tenant turn-key data centers are effective solutions for tenants who lack the expertise or capital budget to provide their own extensive data center infrastructure and security. As experts in data center construction and operations we are able to lease space to these tenants at a significant premium over other uses. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

In addition, as of September 30, 2006, we had approximately 1.2 million square feet of redevelopment space, or approximately 12% of the total space in our portfolio, including three vacant properties comprising approximately 424,800 square feet. Redevelopment space requires significant capital investment in order to develop data center facilities that are ready for use, and in addition, we may require additional time or encounter delays in securing tenants for redevelopment space. We intend to purchase additional vacant properties and properties with vacant redevelopment space in the future.

Future economic downturns or regional downturns affecting our submarkets or downturns in the technology-related real estate industry that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. As of September 30, 2006 Comtel Telecom Assets, LP (Comtel) had purchased essentially all of the assets of our former tenant, VarTec Telecom, Inc. (VarTec), which was in bankruptcy, and leased approximately 149,000 square feet of net rentable space across two separate properties previously leased by VarTec as follows:

•	The former VarTec’s lease of approximately 135,300 square feet at 2440 Marsh Lane was assumed by Comtel. We entered into a lease with Comtel to remain in the current data center space at 2440 Marsh Lane through December 31, 2006.

•	Var Tec also leased approximately 13,400 square feet at 350 East Cermak Road. On April 27, 2006 we were notified that VarTec intends to petition the court to accept this lease, and the lease effectively was accepted pursuant to the court’s acceptance of the asset purchase by Comtel.

Scheduled lease expirations. Our ability to re-lease expiring space will impact our results of operations. In addition to approximately 0.5 million square feet of available space in our portfolio excluding approximately 1.2 million square feet available for redevelopment as of September 30, 2006, leases representing approximately 1.9% and 1.1% of the square footage of our portfolio, excluding redevelopment space, are scheduled to expire during the periods ending December 31, 2006 and 2007, respectively.

Market concentration. We depend on the market for technology based real estate in regions and significant changes in these regional markets can impact our future results. As of September 30, 2006 our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of total gross annualized rent (1)
Silicon Valley	19.9%
Dallas	15.8%
Chicago	13.8%
Los Angeles	7.6%
San Francisco	7.4%
New York	5.9%
Boston	5.7%
Philadelphia	4.2%
Other	19.7%

100.0%

(1)	Gross annualized rent is monthly contractual rent under existing leases as of the stated date multiplied by 12.

Operating expenses. Our operating expenses generally consist of utilities, property taxes, property management fees, insurance and site operating and maintenance costs, as well as rental expenses on our ground leases. We are also incurring general and administrative expenses, including expenses relating to the internalization of our asset management function, as well as significant legal, accounting and other expenses related to corporate governance, Securities and Exchange Commission reporting and compliance with the various provisions of the Sarbanes-Oxley Act. Increases or decreases in such operating expenses will impact our overall performance. As a relatively new public company, we expect to incur additional operating expenses as we expand our various business functions.

Interest Rates. As of September 30, 2006, we had approximately $441.1 million of variable rate debt, of which approximately $207.3 million was mortgage debt subject to interest rate swap agreements, and $233.8 million was outstanding on our line of credit facility. Since 2002, the United States Federal Reserve has been increasing short term interest rates, which has recently had a significant upward impact on shorter-term interest rates, including the interest rates that our variable rate debt is based upon. Continued increases in interest rates may increase our interest expense and therefore negatively affect our financial condition and results of operations. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which would further increase our interest expense.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our consolidated financial statements included elsewhere in this report. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and consolidated results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date on the front cover of this report.

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

Capitalization of costs.

We capitalize pre-acquisition costs related to probable property acquisitions. We also capitalize direct and indirect costs related to construction and development, including property taxes, insurance and financing costs relating to space under development. Costs previously capitalized related to any property acquisitions no longer considered probable are written off, which may have a material effect on our net income. The selection of costs to capitalize and which acquisitions are probable is subjective and depends on many assumptions including the timing of potential acquisitions and the probability that future acquisitions occur. If we made different assumptions in this respect we would have a different amount of capitalized costs in the periods presented leading to different net income.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the three and nine months ended September 30, 2006 and 2005. A summary of our operating results from continuing operations for the three and nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Statement of Operations Data:
Total operating revenues	$73,189	$54,822	$197,389	$140,848
Total operating expenses	(53,997)	(38,396)	(141,493)	(95,115)

Operating income	19,192	16,426	55,896	45,733
Other Income (expenses)	(14,160)	(10,208)	(37,020)	(26,802)

Income from continuing operations before minority interests	$5,032	$6,218	$18,876	$18,931

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of such growth, a period-to-period comparison of our financial performance focuses primarily on the impact on our revenues and expenses resulting from the new property additions to our portfolio. On a “same store” property basis, our revenues and expenses have increased as a result of the additional leasing activity at our properties. The following table identifies each of the properties in our portfolio as of September 30, 2006:

Acquired Properties	Acquisition Date	Redevelopment Space as of September 30, 2006 (1)	Net Rentable Square Feet Excluding Redevelopment Space	Square Feet including Redevelopment Space	Occupancy Rate as of September 30, 2006 (2)
As of December 31, 2003 (12 properties)		143,781	2,299,914	2,443,695	94.0%

Year Ended December 31, 2004
100 Technology Center Drive	Feb-04	—	197,000	197,000	100.0
4849 Alpha Road	Apr-04	—	125,538	125,538	100.0
600 West Seventh Street	May-04	59,319	430,403	489,722	96.8
2045 & 2055 LaFayette Street	May-04	—	300,000	300,000	100.0
100 & 200 Quannapowitt Parkway	Jun-04	—	386,956	386,956	100.0
11830 Webb Chapel Road	Aug-04	—	365,647	365,647	95.0
150 South First Street	Sep-04	—	179,761	179,761	95.7
3065 Gold Camp Drive	Oct-04	—	62,957	62,957	100.0
200 Paul Avenue 1-4	Nov-04	25,919	501,761	527,680	97.8
1100 Space Park Drive	Nov-04	—	165,297	165,297	100.0
3015 Winona Avenue	Dec-04	—	82,911	82,911	100.0

Subtotal		85,238	2,798,231	2,883,469	98.2

Year Ended December 31, 2005
833 Chestnut Street	Mar-05	119,660	535,098	654,758	75.5
1125 Energy Park Drive	Mar-05	—	112,827	112,827	100.0
350 East Cermak Road	May-05	263,208	870,531	1,133,739	89.9
8534 Concord Center Drive	Jun-05	—	82,229	82,229	100.0
2401 Walsh Street	Jun-05	—	167,932	167,932	100.0
200 North Nash Street	Jun-05	—	113,606	113,606	100.0
2403 Walsh Street	Jun-05	—	103,940	103,940	100.0
4700 Old Ironsides Drive	Jun-05	—	90,139	90,139	100.0
4650 Old Ironsides Drive	Jun-05	—	84,383	84,383	100.0
731 East Trade Street	Aug-05	—	40,879	40,879	100.0
113 North Myers	Aug-05	9,707	19,511	29,218	100.0
125 North Myers	Aug-05	13,242	12,160	25,402	100.0
Paul van Vlissingenstraat 16	Aug-05	35,000	77,472	112,472	58.8
600-780 S. Federal	Sep-05	—	161,547	161,547	86.7
115 Second Avenue	Oct-05	56,236	10,494	66,730	—
Chemin de l’Epinglier 2	Nov-05	—	59,190	59,190	100.0
251 Exchange Place	Nov-05	—	70,982	70,982	100.0
7500 Metro Center Drive	Dec-05	74,962	—	74,962	—
7520 Metro Center Drive	Dec-05	—	45,000	45,000	100.0
3 Corporate Place	Dec-05	283,124	—	283,124	—

Subtotal		855,139	2,657,920	3,513,059	89.4

Nine Months Ended September 30, 2006
4025 Midway Road	Jan-06	63,734	36,856	100,590	100.0
Clonshaugh Industrial Estate	Feb-06	—	20,000	20,000	100.0
6800 Millcreek Drive	Apr-06	—	83,758	83,758	100.0
101 Aquila Way	Apr-06	—	313,581	313,581	100.0
12001 North Freeway	Apr-06	19,279	281,426	300,705	98.8
14901 FAA Boulevard	Jun-06	—	263,700	263,700	100.0
120 E. Van Buren Street	Jul-06	81,155	206,359	287,514	94.7
Gyroscoopweg 2E-2F	Jul-06	—	55,585	55,585	100.0
600 Winter Street	Sep-06	—	30,400	30,400	100.0
2300 NW 89th Place	Sep-06	—	64,174	64,174	100.0

Subtotal		164,168	1,355,839	1,520,007	98.9

Total		1,248,326	9,111,904	10,360,230	94.7%

(1)	Redevelopment space requires significant capital investment in order to develop data center facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built data center space that was not completed by previous ownership and requires a large capital investment in order to build out the space.

(2)	Occupancy rates exclude redevelopment space.

Comparison of the Three Months Ended September 30, 2006 to the Three Months Ended September 30, 2005 and the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005

Portfolio

As of September 30, 2006, our portfolio consisted of 53 properties with an aggregate of 10.4 million rentable square feet including 1.2 million square feet held for redevelopment compared to a portfolio consisting of 37 properties (excluding one property which we sold in July 2006), with an aggregate of 7.5 million net rentable square feet including 0.4 million square feet held for redevelopment as of September 30, 2005. The increase in our portfolio reflects the acquisition of 16 properties in the twelve months ended September 30, 2006.

Operating revenues

Operating revenues during the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Rental	$59,552	$43,587	$15,965	$159,409	$110,924	$48,485
Tenant reimbursements	13,637	10,970	2,667	37,812	25,527	12,285
Other	—	265	(265)	168	4,397	(4,229)

Total operating revenues	$73,189	$54,822	$18,367	$197,389	$140,848	$56,541

As shown by the same store and new properties table shown below, the increases in rental revenues and tenant reimbursement revenues in the periods ended September 30, 2006 compared to the same periods in 2005 were primarily due to our acquisitions of properties. Other revenues changes in the periods presented were primarily due to varying tenant termination revenues. We acquired 16 properties during the twelve months ended September 30, 2006.

The following tables show operating revenues for new properties (properties that were not owned for each of the full nine months ended September 30, 2006 and 2005) and same store properties (all other properties) (in thousands):

	Same store			New properties
	Three Months Ended September 30,			Three Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Rental	$34,417	$30,841	$3,576	$25,135	$12,746	$12,389
Tenant reimbursements	8,863	7,106	1,757	4,774	3,864	910
Other	—	265	(265)	—	—	—

Total operating revenues	$43,280	$38,212	$5,068	$29,909	$16,610	$13,299

	Same store			New properties
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Rental	$99,287	$92,302	$6,985	$60,122	$18,622	$41,500
Tenant reimbursements	24,792	19,828	4,964	13,020	5,699	7,321
Other	—	4,345	(4,345)	168	52	116

Total operating revenues	$124,079	$116,475	$7,604	$73,310	$24,373	$48,937

Same store rental revenues increased in both the three and nine months ended September 30, 2006 compared to the same periods in 2005 primarily as a result of new leases at our properties during the twelve months ended September 30, 2006, the largest of which was for space in 200 Paul Avenue 1-4 and 300 Boulevard East. Same store tenant reimbursement revenues increased in both the three and nine months ended September 30, 2006 compared to the same periods in 2005 primarily as a result of higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 600 West Seventh Street and 200 Paul Avenue 1-4. The decrease in other revenues was due to termination fee revenues recognized in the three and nine months ended September 30, 2005. No such fees were recognized in the same periods in 2006.

New property increases were caused by properties acquired during the period from January 1, 2005 to September 30, 2006. For the three months ended September 30, 2006 600-780 S. Federal, 12001 North Freeway and 120 E. Van Buren contributed $6.6 million, or approximately 50% of the total new properties increase in revenues compared to the same period in 2005. For the nine months ended September 30, 2006 350 East Cermark Road, Savvis portfolio (comprising five properties acquired in June 2005), 12001 North Freeway and 120 E. Van Buren Street contributed $28.3 million, or approximately 58% of the total new properties increase in revenues compared to the same period in 2005.

Expenses

Expenses during the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Rental property operating and maintenance	$15,474	$11,854	$3,620	$40,802	$27,664	$13,138
Property taxes	7,238	6,052	1,186	21,173	14,255	6,918
Insurance	953	751	202	2,911	1,842	1,069
Depreciation and amortization	24,739	16,309	8,430	61,763	41,576	20,187
General and administrative	4,986	3,324	1,662	13,906	8,190	5,716
Other	607	106	501	938	1,588	(650)

Total operating expenses	53,997	38,396	15,601	141,493	95,115	46,378
Interest expense	14,486	10,373	4,113	37,355	27,081	10,274
Loss from early extinguishment of debt	39	—	39	521	125	396

Total expenses	$68,522	$48,769	$19,753	$179,369	$122,321	$57,048

As shown in the same store expense and new properties table below, total expenses in the three and nine months ended September 30, 2006 increased compared to the same periods in 2005 primarily as a result of acquisition of properties.

The following table shows expenses for new properties (properties that were not owned for each of the full nine months ended September 30, 2006 and 2005) and same store properties (all other properties) (in thousands):

	Same store			New properties
	Three Months Ended September 30,			Three Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Rental property operating and maintenance	$10,058	$7,718	$2,340	$5,416	$4,136	$1,280
Property taxes	3,445	3,157	288	3,793	2,895	898
Insurance	603	456	147	350	295	55
Depreciation and amortization	13,473	11,220	2,253	11,266	5,089	6,177
General and administrative (1)	4,986	3,324	1,662	—	—	—
Other	434	98	336	173	8	165

Total operating expenses	32,999	25,973	7,026	20,998	12,423	8,575
Interest expense	7,173	7,187	(14)	7,313	3,186	4,127
Loss from early extinguishment of debt	40	—	40	(1)	—	(1)

Total expenses	$40,212	$33,160	$7,052	$28,310	$15,609	$12,701

	Same store			New properties
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Rental property operating and maintenance	$27,973	$21,215	$6,758	$12,829	$6,449	$6,380
Property taxes	10,159	9,956	203	11,014	4,299	6,715
Insurance	1,771	1,487	284	1,140	355	785
Depreciation and amortization	36,730	33,210	3,520	25,033	8,366	16,667
General and administrative (1)	13,906	8,190	5,716	—	—	—
Other	639	1,580	(941)	299	8	291

Total operating expenses	91,178	75,638	15,540	50,315	19,477	30,838
Interest expense	20,701	21,402	(701)	16,654	5,679	10,975
Loss from early extinguishment of debt	522	125	397	(1)	—	(1)

Total expenses	$112,401	$97,165	$15,236	$66,968	$25,156	$41,812

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.

New property increases were caused by properties acquired during the period from January 1, 2005 to September 30, 2006.

For the three months ended September 30, 2006 600-780 S. Federal, 12001 North Freeway and 120 E. Van Buren contributed $5.5 million, or approximately 43% of the total new properties increase in total expenses compared to the same period in 2005. For the nine months ended September 30, 2006 350 East Cermark Road, Savvis portfolio (comprising five properties acquired in June 2005), 12001 North Freeway and 120 E. Van Buren Street contributed $21.7 million, or approximately 52% of the total new properties increase in total expenses compared to the same period in 2005.

Same store rental property operating and maintenance expenses increased in the three and nine months ended September 30, 2006 compared to the same periods in 2005 primarily as a result of higher utility rates in several of our properties leading to higher utility expense in 2006. Rental property operating and maintenance expenses included amounts paid to related parties, CB Richard Ellis Investors and The Linc Group, for property management and other fees of $2.0 million and $1.3 million in the nine months ended September 30, 2006 and 2005, respectively. CB Richard Ellis Investors and The Linc Group are related parties of GI Partners. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $0.6 million and $1.7 million in the three and nine months ended September 30, 2006, respectively. We did not capitalize any similar costs in the three or nine months ended September 30, 2005.

Same store depreciation and amortization expense increased in the three and nine months ended September 30, 2006 compared to the same periods in 2005, principally because of the acceleration of depreciation on assets associated with leases of Vartec.

Same store interest expense decreased in the three and nine months ended September 30, 2006 compared to the same period in 2005 primarily as a result of lower outstanding debt following the repayment of the 34551 Ardenwood Boulevard 1-4, 2334 Lundy Place, 2440 Marsh Lane mezzanine debt in the fourth quarter of 2005 and repayment of the 47700 Kato Road & 1055 Page Avenue mortgage loan in the first quarter of 2006. Interest incurred on our unsecured line of credit and senior exchangeable debentures is allocated entirely to new properties in the table above.

Other expenses are primarily comprised of write-offs of the carrying amounts for deferred tenant improvements, acquired in place lease value and acquired above market lease values as a result of the early termination of tenant leases. Other expenses decreased in the three and nine months ended September 30, 2006 compared to the same periods in 2005 primarily due to the write off of assets following the termination of a tenant in the three months ended June 30, 2005.

General and administrative expenses in the three and nine months ended September 30, 2006 increased compared to the same period in 2005 primarily due to higher employee compensation, insurance, legal and consulting costs.

Discontinued Operations

In June 2006, we classified 7979 East Tufts Avenue as “held for sale” upon committing to sell this property and we also ceased recording depreciation expense at that time. We completed the sale of the property on July 12, 2006 and recognized a gain upon closing. The results of operations and gain on sale of 7979 East Tufts Avenue are reported as discontinued operations for all periods presented.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

As of September 30, 2006, we had $27.7 million of cash and cash equivalents, excluding $24.5 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements and leasing deposits.

Our short term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments on our preferred stock, dividend payments to our common stockholders and distributions to our unitholders in the Operating Partnership, capital expenditures, debt service on our loans and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, restricted cash accounts established for certain future payments and by drawing upon our unsecured credit facility.

As of September 30, 2006, our Operating Partnership had a $500 million unsecured revolving line of credit facility. Borrowings under this credit facility currently bear interest at a rate based on 1-month LIBOR plus a margin ranging from 1.250% to 1.625%, depending on our Operating Partnership’s overall leverage, which margin was 1.50% as of September 30, 2006. The unsecured revolving line of credit facility matures in October 2008, subject to a one-year extension option that we may exercise if certain conditions are met. The amended unsecured revolving line of credit facility has a $150.0 million sub-facility for foreign exchange advances in Euros and British Sterling. We intend to use available borrowings under the amended unsecured revolving credit facility to, among other things, finance the acquisition of additional properties, to fund tenant improvements and capital expenditures, and to provide for working capital and other corporate purposes. As of September 30, 2006, we had outstanding $233.8 million under the credit facility and the amount available for use was $160.00 million.

Properties acquired in 2006

During the nine months ended September 30, 2006 we acquired the following properties:

Property	Metropolitan Area	Date acquired	Purchase Price (in millions)
4025 Midway Road	Dallas	January 6, 2006	$16.2
Clonshaugh Industrial Estate	Dublin, Ireland	February 6, 2006	6.3
6800 Millcreek Drive	Toronto, Canada	April 13, 2006	16.0
101 Aquila Way	Atlanta	April 20, 2006	25.3
12001 North Freeway	Houston	April 26, 2006	30.5
14901 FAA Boulevard	Dallas	June 30, 2006	50.6
120 E. Van Buren Street	Phoenix	July 25, 2006	175.0
Gyroscoopweg 2E-2F	Amsterdam, Netherlands	July 27, 2006	12.4
600 Winter Street	Boston	September 13, 2006	8.7
2300 NW 89th Place	Miami	September 26, 2006	5.6

			$346.6

We financed the purchase of these properties through our common stock issuances and also the creation of Senior Exchangeable Debentures in August 2006, and borrowings under our line of credit facility.

Future uses of cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of September 30, 2006, we had commitments under leases in effect for $31.6 million of tenant improvement costs and leasing commissions all of which we expect to incur in the near future.

As of September 30, 2006, we have identified from our existing properties approximately 1.2 million square feet of redevelopment space and we also owned approximately 113,000 net rentable square feet of data center space with extensive installed tenant improvements that we may subdivide for multi-tenant turn-key data center use during the next two years rather than lease such space to large single tenants. Turn-Key Data Center space is move-in-ready space for the placement of computer and network equipment required to provide a data center environment. Depending on demand for additional turn-key data space, we may incur significant tenant improvement costs to build out and redevelop these spaces.

Subsequent to September 30, 2006 we acquired the following properties:

Location	Purchase price ($ millions)	Purchase completed on:
Above Net Data Centers (1)	$40.1	October 1, 2006
2055 East Technology Circle: Tempe, Arizona	9.8	October 17, 2006
2001 Sixth Avenue, Seattle (2)	30.2	November 1, 2006

	$80.1

(1)	The purchase includes a fee-simple ownership of 1807 Michael Faraday Court in Reston, Virginia and two leasehold interests at 111 Eight Avenue in New York City and 8100 Boone Boulevard in Vienna, Virginia.

(2)	We acquired a 49% interest in this property.

As of November 3, 2006, we also had agreements to acquire a property located near Paris, France for approximately €38.0 million, or approximately $48.5 million using the Euro exchange rate as of November 3, 2006. As we are completing due diligence for this potential acquisition we can give no assurance that we will complete its purchase.

On December 3, 2005, we terminated share purchase agreements to acquire 100% of the shares of two German entities which together own IBM Technology Park, an approximately 80 acre technical campus located near Mainz, Germany containing 11 buildings with a total of approximately 1.5 million net rentable square feet. The terminated share purchase agreements provided for an aggregate purchase price, excluding expenses, for 100% of the shares in the two entities of approximately €77.4 million (approximately $98.8 million based on the rate of exchange on November 3, 2006). We are still in purchase discussions with the owner of this property but there can be no assurance that we will acquire this property in the future, or if we do so that the price will be similar to the terminated agreements.

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

Commitments and Contingencies

The following table summarizes our contractual obligations as of September 30, 2006, including the maturities and scheduled principal on our secured debt and unsecured credit facility debt, and provides information about the commitments due in connection with our ground leases, tenant improvement and leasing commissions (in thousands):

Obligation	Total	2006	2007-2008	2009-2010	Thereafter
Long-term debt principal payments (1)	$1,072,734	$10,383	$345,790	$109,582	$606,979
Interest payable (2)	428,431	15,543	117,497	69,667	225,724
Ground leases (3)	22,755	114	915	915	20,811
Operating lease	3,537	145	1,176	1,290	926
Tenant improvements and leasing commissions	31,602	31,346	256	—	—

	$1,559,059	$57,531	$465,634	$181,454	$854,440

(1)	Includes $233.8 million of borrowings under our unsecured line of credit facility, which is due to mature in October 2008 and excludes $2.0 million of loan premiums.

(2)	Interest payable is based on the interest rate in effect as of September 30, 2006 including the effect of interest rate swaps. Interest payable excluding the effect of interest rate swaps is as follows (in thousands):

Total
2006	$17,786
2007-2008	131,294
2009-2010	69,573
Thereafter	225,362

$444,015

(3)	This is comprised of ground lease payments on 2010 East Centennial Circle, Chemin de l’Epinglier 2, Clonshaugh Industrial Estate, Paul van Vlissingenstraat 16 and Gyroscoopweg 2E-2F. After February 2036, rent for the remaining term of the 2010 East Centennial Circle ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information. The Gyroscoopweg 2E-2F ground lease is continuous, and will be remeasured on January 1, 2042. Rent after this date is excluded in the table. The Chemin de l’Epinglier 2 ground lease which expires in July 2074 contains potential inflation increases which are not reflected in the table above. The Paul van Vlissingenstraat, Gyroscoopweg 2E-2F and Clonshaugh Industrial Estate amounts are translated at the September 30, 2006 exchange rate of $1.27 per € 1.00. The 16 Chemin de l’Epinglier 2 amounts are translated at the September 30, 2006 exchange rate of $0.80 per Swiss Franc.

The seller of 350 East Cermak Road could have earned an additional $20.0 million by obtaining a change in the real estate tax classification prior to December 31, 2006, but as of September 30, 2006 had abandoned attempts to achieve this tax classification. We have also agreed with the seller to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 260,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013. We have recorded no liability for these contingent liabilities on our condensed consolidated balance sheet at September 30, 2006, as the events causing this contingency had not occurred at September 30, 2006.

As of September 30, 2006, we were a party to interest rate swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. Under these swaps, we receive variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt, as of September 30, 2006 (in millions):

Debt Summary:
Fixed rate	$633.7
Variable rate—hedged by interest rate swaps	207.3
Total fixed rate	841.0
Variable rate—unhedged	233.8

Total	1,074.8
Percent of Total Debt:
Fixed rate (including swapped debt)	78.2%
Variable rate	21.8%

Total	100.0%
Effective Interest Rate as of September 30, 2006:
Fixed rate (including swapped debt)	5.50%
Variable rate—unhedged	6.82%
Effective interest rate	5.79%

As of September 30, 2006, we had approximately $1,074.8 million of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total market capitalization was approximately 33% (based on the closing price of our common stock on September 30, 2006 of $31.32). The variable rate debt shown above bears interest at interest rates based on various LIBOR, GBP LIBOR and EURIBOR rates ranging from one to twelve months, depending on the agreement governing the debt. Assuming maturity of our exchangeable senior debentures at first maturity date in August 2011, as of September 30, 2006, the debt had a weighted average term to initial maturity of approximately 5.6 years (approximately 6.0 years assuming exercise of extension options).

Unsecured Credit Facility. As of September 30, 2006, we had an unsecured revolving line of credit facility (credit facility) under which we can borrow up to $500.0 million. Borrowings under the credit facility currently bear interest at a rate based on LIBOR plus a margin ranging from 1.250% to 1.625%, depending on our Operating Partnership’s overall leverage. This margin was 1.50% as of September 30, 2006, resulting in an interest rate at this date of 6.82%. The credit facility matures in October 2008, subject to a one-year extension option, which we may exercise if certain conditions are met. The credit facility has a $150.0 million sub-facility for foreign exchange advances in Euros and British Sterling. As of September 30, 2006 we had outstanding $233.8 million under the credit facility and $160.0 million was available for use.

Off-Balance Sheet Arrangements

As of September 30, 2006, we were a party to interest rate cap agreements in connection with debt and interest rate swap agreements related to $207.3 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

The exchangeable senior debentures provide for excess exchange value to be paid in shares of our common stock if our stock price exceeds a certain amount. See note 6 to our financial statements for a further description of our senior exchangeable debentures.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005

The following table shows cash flows and ending cash and cash equivalent balances for the nine months ended September 30, 2006 and 2005, respectively (in thousands):

	Nine Months Ended September 30,
	2006	2005	Change
Net cash provided by operating activities (including discontinued operations)	$62,067	$64,302	$(2,235)
Net cash used in investing activities	(400,321)	(408,772)	8,451
Net cash provided by financing activities	354,974	346,983	7,991

Net increase (decrease) in cash and cash equivalents	$16,720	$2,513	$14,207

Net cash used in investing activities primarily relates to new properties acquired during the nine months ended September 30, 2006 and 2005. Net cash used in investing activities was comparable for the two periods, as higher expenditures to acquire, improve and redevelop properties in the nine months ended September 30, 2006 were offset by receipt of sales proceeds totaling $58.9 million from the sale of 7979 East Tufts Avenue on July 12, 2006.

Net cash flows from financing activities consisted of the following amounts (in thousands):

	Nine Months Ended September 30,
	2006	2005	Change
Net proceeds from borrowings	$324,366	$146,013	$178,353
Net proceeds from issuance of stock	95,025	258,233	(163,208)
Dividend and distribution payments	(54,880)	(54,995)	115
Other	(9,537)	(2,268)	(7,269)

Net cash provided by financing activities	$354,974	$346,983	$7,991

Proceeds from issuance of stock were primarily related to our common stock sale in May 2006 and preferred stock offering in February 2005. We obtained a mortgage loan on our 600 West Seventh Street property for $60.0 million in the first quarter of 2006, and a $100.0 million loan when we acquired our East Cermark property in May 2005. We issued $172.5 million of Senior Exchangeable Debentures on August 15, 2006.

Minority interest

Minority interests relate to the interests in the Operating Partnership that are not owned by us, which, as of September 30, 2006, amounted to 42.7% of the Operating Partnership common units. In conjunction with our formation, GI Partners received common units, in exchange for contributing ownership interests in properties to the Operating Partnership. Also in connection with acquiring real estate interests owned by third parties, the Operating Partnership issued common units to those sellers.

Limited partners who acquired common units in the formation transactions have the right to require the Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to registration rights agreements we entered into with GI Partners and the other third party contributors, we filed a shelf registration statement covering the issuance of the shares of our common stock issuable upon redemption of the common units, and the resale of those shares of common stock by the holders. GI Partners distributed 4,030,184 Operating Partnership common units to its owners and these units were converted into shares of our common stock on March 29, 2006 and sold to third parties on April 3, 2006. On October 4, 2006 we issued 9.2 million common shares for net proceeds of $267.7 million after offering costs. We used proceeds from this issuance to pay GI Partners $133.8 million for the redemption of 4.6 million common Operating Partnership units.

During the nine months ended September 30, 2006, third parties redeemed 675,665 Operating Partnership units in exchange for shares of our common stock. These redemptions were recorded as a reduction to minority interest and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet. We did not receive any cash proceeds upon redemption of these Operating Partnership units.

Inflation

Substantially all of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the impact of the adopting this Interpretation will have a material impact on our consolidated balance sheet or statement of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (FAS 157), “Fair Value Measurements,” which establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of this accounting standard.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Quantification of Misstatements,” which provides guidance to public companies related to quantifying prior period misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not expect the impact of the adopting this Interpretation will have a material impact on our consolidated balance sheet or statement of operations.

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

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of September 30, 2006, our consolidated debt was as follows (in millions):

Fixed rate debt:
Fair value of fixed rate debt	$644.1
Carrying value of fixed rate debt	633.7

Excess of fair value over carrying value	$10.4

Total outstanding debt:
Principal on mortgage loans	666.5
Debt premium on two mortgage loans	2.0
Exchangebale senior debentures	172.5
Notes payable under line of credit	233.8

Total outstanding debt	$1,074.8

Variable rate debt ignoring interest rate swaps	$441.1
Variable rate debt after interest rate swaps	$233.8
Variable rate debt after interest rate swaps as percentage of total outstanding debt	21.8%

Interest rate swaps included in this table and their fair values as of September 30, 2006 were as follows (in thousands):

Current Notional Amount		Strike Rate	Effective Date	Expiration Date	Fair Value
$20,700		3.754	Nov. 26, 2004	Jan. 2, 2009	523
20,000		3.824	Nov. 26, 2004	Apr. 1, 2009	543
8,775		3.331	Nov. 26, 2004	Dec. 1, 2006	30
99,571		4.025	May 26, 2005	Jun. 15, 2008	1,617
24,712	(1)	4.944	Jul. 10, 2006	Apr. 10, 2011	101
14,203	(2)	3.981	May 17, 2006	Jul. 18, 2013	(189)
10,236	(2)	4.070	Jun. 23, 2006	Jul. 18, 2013	(189)
9,004	(2)	3.989	Jul. 27, 2006	Oct. 18, 2013	(125)

$207,201					$2,311

(1)	Translation to US amounts is based on exchange rate of $1.87 to £1.00 as of September 30, 2006.

(2)	Translation to US amounts is based on exchange rate of $1.27 to €1.00 as of September 30, 2006.

Sensitivity to changes in interest rates.

The following table shows the effect if assumed changes in interest rates occurred:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	49	$2.5
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(49)	(2.5)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	49	1.1
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	49	(1.1)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(49)	14.1
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	49	(13.0)

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

Foreign currency forward exchange risk

As of September 30, 2006, we have foreign operations in the United Kingdom, Switzerland, Ireland, Canada and The Netherlands and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the Euro, Swiss Francs and the British Pound. For these currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. For the nine months ended September 30, 2006, operating revenues from properties outside the United States contributed $8.7 million which represented 4.4% of our operating revenues. Thus a 10% increase in the value of the U.S. dollar relative to all currencies would lead to a decrease in operating revenues of approximately $0.9 million for the nine months ended September 30, 2006.

As of September 30, 2006, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. Prior to January 2006, we were party to a foreign currency forward sale contract with a notional value of approximately £7.9 million. We terminated this contract in January 2006 and received cash of approximately $0.7 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 – Legal Proceedings.

None.

ITEM 1A – Risk factors.

See our risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3 – Defaults Upon Senior Securities.

None.

ITEM 4 – Submission of Matters to a Vote of Security Holders.

None.

ITEM 5 – Other Information.

(a)	None.

(b)	None.

ITEM 6 – Exhibits

Exhibit

10.1	Amendment No. 4 to the Credit Agreement, dated as of July 24, 2006, among Digital Realty Trust,L.P., Citicorp North America, Inc., as administrative agent, the financial institutions named therein, Merril Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, Bank of America, N.A., KeyBank National Association and Royal Bank of Canada, as co-documentation agents, and Citigroup Global Markets Inc. and Merril Lynch, as the arrangers (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.2	Indenture, dated as of August 15, 2006, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 4.125% Exchangeable Senior Debentures due 2026 (incorporated by reference to our Current Report on Form 8-K filed on August 21, 2006).

10.3	Registration Rights Agreement, dated August 15, 2006, among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Citigroup Capital Markets, Inc. and Merril Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to our Current Report on Form 8-K filed on August 21, 2006).

10.4	Amendment No. 5 to the Credit Agreement, dated as of August 25, 2006, among Digital Realty Trust, L.P., Citicorp North America, Inc., as administrative agent, the financial institutions named therein, Merril Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, Bank of America, N.A., KeyBank National Association and Royal Bank of Canada, as co-documentation agents, and Citigroup Global Markets Inc. and Merril Lynch, as the arrangers (incorporated by reference to our Current Report on Form 8-K filed on September 11, 2006).

12.1	Statement of Computation of Ratios

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

November 7, 2006	/s/ MICHAEL F. FOUST
Michael F. Foust
Chief Executive Officer
(principal executive officer)

November 7, 2006	/s/ A. WILLIAM STEIN
A. William Stein
Chief Financial Officer and Chief Investment Officer (principal financial officer)

November 7, 2006	/s/ EDWARD F. SHAM
Edward F. Sham
Vice President and Controller (principal accounting officer)