Form 10-K
period 2006-12-31
Digital Realty Trust, Inc.
filed 2007-03-01
CIK 1297996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006.

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

Large-accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $866.5 million based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2007
Common Stock, $.01 par value per share	55,594,397

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement with respect to its 2007 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

DIGITAL REALTY TRUST, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

PART 1

ITEM 1.	BUSINESS

General

As used herein, the terms “we,” “our,” “us,” “the company” and “our company” refer to Digital Realty Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Digital Realty Trust, L.P., a Maryland limited partnership of which we are the sole general partner and which we refer to as our operating partnership. We target high-quality, strategically located properties containing applications and operations critical to the day-to-day operations of technology industry tenants and corporate enterprise datacenter users, including the information technology, or IT, departments of Fortune 1000 and financial services companies. Our tenant base is diversified and reflects a broad spectrum of regional, national and international tenants that are leaders in their respective areas. We operate as a real estate investment trust, or REIT, for federal income tax purposes.

Through our operating partnership, at December 31, 2006 we owned 59 properties, excluding one property held as an investment in an unconsolidated joint venture. Our properties are primarily located throughout North America with seven properties in Europe. Our properties contain a total of approximately 9.4 million net rentable square feet, excluding approximately 1.6 million square feet held for redevelopment. Our operations and acquisition activities are focused on a limited number of markets where technology industry tenants and corporate datacenter users are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York, San Francisco and Silicon Valley metropolitan areas. As of December 31, 2006, our portfolio, excluding space held for redevelopment, was approximately 95.0% leased at an average gross annualized rent per leased square foot of $27.73. The types of properties within our focus include:

•	Internet gateways, which serve as hubs for Internet and data communications within and between major metropolitan areas;

•

Data centers, which provide secure, continuously available environments for the storage and processing of critical electronic information. Data centers are used for disaster recovery purposes, transaction processing and to house corporate IT operations;

•

Technology manufacturing properties, which contain highly specialized manufacturing environments for such purposes as disk drive manufacturing, semiconductor manufacturing and specialty pharmaceutical manufacturing; and

•	Regional or national offices of technology companies that are located in our target markets.

Most of our properties have extensive tenant improvements that have been installed at our tenants’ expense. Unlike traditional office and flex/research and development space, the location of and improvements to our facilities are generally essential to our tenants’ businesses, which we believe results in high occupancy levels, long lease terms and low tenant turnover. The tenant-installed improvements in our facilities are readily adaptable for use by similar tenants. We also have approximately 1.6 million square feet available for redevelopment at December 31, 2006.

Our portfolio includes 20 properties contributed to us by Global Innovation Partners, LLC, or GI Partners, in connection with our initial public offering in November 2004. GI Partners is a private equity fund that was formed to pursue investment opportunities that intersect the real estate and technology industries. GI Partners was formed in February 2001 after a competitive six-month selection process conducted by the California Public Employees’ Retirement System, or CalPERS, the largest U.S. pension fund.

Our principal executive offices are located at 560 Mission Street, Suite 2900, San Francisco, California 94105. Our telephone number at that location is (415) 738-6500. Our website is located at www.digitalrealtytrust.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this annual report on Form 10-K or any other report or document we file with or furnish to the United States Securities and Exchange Commission, or the Securities and Exchange Commission.

Recent Developments

On December 20, 2006 we acquired Unit 9, Blanchardstown Corporate Park, a property located in Dublin, Ireland for approximately €36.5 million ($47.9 million based on the rate of exchange on December 20, 2006).

On December 5, 2006 we acquired 114 Rue Ambroise Croizat, a property located in Paris, France for approximately €40.4 million ($53.8 million based on the rate of exchange on December 5, 2006).

On November 1, 2006 we acquired a 49% interest in 2001 Sixth Avenue, a property located in Seattle for approximately $29.6 million.

On October 24, 2006, we completed the financing of 1100 Space Park Drive in Santa Clara, California. The new loan for $55.0 million has a 10-year maturity with no principal amortization for three years, and a fixed rate of 5.886%.

On October 17, 2006 we acquired 2055 E. Technology Drive and a related ground lease, a property located in Tempe, Arizona for approximately $9.7 million.

On October 4, 2006 we issued 9.2 million common shares for net proceeds of $267.7 million after offering costs. We used proceeds from this issuance to pay $133.8 million for the redemption of 4.6 million common Operating Partnership units tendered by GI Partners, with the balance being used to pay down our unsecured credit facility.

On October 1, 2006, we acquired three datacenters from AboveNet for approximately $40.1 million. The purchase included a fee-simple ownership of 1807 Michael Faraday Court in Reston, Virginia and two leasehold interests at 111 Eight Avenue in New York City and 8100 Boone Boulevard in Vienna, Virginia.

Subsequent Events

On February 27, 2007 we acquired 44470 Chillum Place, a property located in Ashburn, Virginia, a suburb of Washington D.C. for approximately $42.5 million. The acquisition was financed with borrowings under our unsecured credit facility.

On February 15, 2007, we declared the following distributions per share and the Operating Partnership made an equivalent distribution per unit.

Share Class	Series A Preferred Stock	Series B Preferred Stock	Common stock
Dividend and distribution amount	$0.53125	$0.49219	$0.28625
Dividend and distribution payable date	April 2, 2007	April 2, 2007	April 2, 2007
Dividend payable to shareholders of record on	March 15, 2007	March 15, 2007	March 15, 2007
Annual equivalent rate of dividend and distribution	$2.125	$1.969	$1.145

On February 2, 2007 we completed the financing of 150 South First Street in San Jose, California. The new loan for $53.3 million has a 10-year maturity with no principal amortization for two years, and a fixed rate of 6.2995%.

On January 31, 2007 we completed the financing of 2045 & 2055 LaFayette in Santa Clara, California. The new loan for $68.0 million has a 10-year maturity with no principal amortization for two years, and a fixed rate of 5.9265%.

On January 22, 2007 we acquired 3011 LaFayette Street, a property located in Santa Clara, California for approximately $13.5 million. The acquisition was financed with borrowings under our unsecured credit facility.

On January 5, 2007 we acquired 21110 Ridgetop Circle in Sterling, Virginia, a suburb of Washington, D.C. for approximately $17.0 million. The acquisition was financed with borrowings under our unsecured credit facility.

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

•

Presence in Key Markets. Our portfolio is located in 25 metropolitan areas, including the Boston, Chicago, Dallas, Los Angeles, New York, San Francisco and Silicon Valley metropolitan areas, and is diversified so that no one market represented more than 20% of the aggregate gross annualized rent of our portfolio as of December 31, 2006.

•

Long-Term Leases. We have long-term leases with stable cash flows. As of December 31, 2006, our average lease term was in excess of 12.2 years, with an average of 6.9 years remaining, excluding renewal options. Through 2008, leases representing only 6.5% of our net rentable square feet excluding space held for development, or 11.3% of our aggregate gross annualized rent, are scheduled to expire. Moreover, through 2007, leases representing only 2.0% of our net rentable square feet excluding space held for development, or 4.2% of our aggregate gross annualized rent, are scheduled to expire.

•

Specialized Focus in Dynamic and Growing Industry. We focus solely on technology-related real estate because we believe that the growth of the technology industry, particularly Internet and data communications and corporate datacenter use, will be superior to that of the overall economy. We believe that our specialized understanding of both real estate and technology gives us a significant competitive advantage over less specialized investors. We use our in-depth knowledge of the technology industry, particularly Internet and data communications and corporate datacenter use, to identify strategically located properties, market our properties to tenants with specific technology needs, evaluate tenants’ creditworthiness and business models and assess the long-term value of in-place technical improvements.

•

Proven Acquisition Capability. As of December 31, 2006, our portfolio consists of 59 technology-related real estate properties, excluding one property held as an investment in an unconsolidated joint venture, that we, together with GI Partners, our predecessor, acquired beginning in 2002, (including 37 properties, which contain over 4.5 million net rentable square feet excluding 1.3 million square feet held for redevelopment, since our initial public offering in November 2004), for an aggregate of 9.4 million net rentable square feet, excluding approximately 1.6 million square feet held for redevelopment. Our broad network of contacts within a highly fragmented universe of sellers and brokers of technology-related real estate enables us to capitalize on acquisition opportunities. We have developed detailed, standardized procedures for evaluating acquisitions to ensure that they meet our financial, technical and other criteria, which allows us to evaluate investment opportunities efficiently and, as appropriate, commit and close quickly. We acquired more than half of our properties before they were broadly marketed by real estate brokers.

•

Experienced and Committed Management Team. Our senior management team, including our Executive Chairman, has an average of over 23 years of experience in the technology or real estate industries, including experience as investors in, advisors to and founders of technology companies. We believe that our senior management team’s extensive knowledge of both the real estate and the technology industries provides us with a key competitive advantage. At December 31, 2006 our senior management team collectively owned a common equity interest in our company of approximately 2.7%, which aligns management’s interests with those of our stockholders.

•

Proven ability to sign new leases. We have considerable experience in identifying and leasing to new tenants. The combination of our specialized datacenter leasing team, external resources and customer referrals provided a robust funnel of new tenants in 2006. During the year ended December 31, 2006 we leased approximately 455,000 square feet to new tenants which resulted in gross annualized rent on a straight line basis of $31.0 million.

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

•

Maximize the Cash Flow of our Properties. We aggressively manage and lease our assets to increase their cash flow. We often acquire properties with substantial in-place cash flow and some vacancy, which enables us to create upside through lease-up. Our portfolio, excluding space held for redevelopment, was approximately 95.0% leased as of December 31, 2006, leaving approximately 0.5 million square feet of net rentable space available for lease-up and approximately 1.6 million square feet held for redevelopment. Moreover, many of our properties contain extensive in-place infrastructure or buildout which may result in higher rents when leased to tenants seeking these improvements. We control our costs by negotiating expense pass-through provisions in tenant leases for operating expenses and certain capital expenditures. Leases covering more than 95% of the leased net rentable square feet in our portfolio as of December 31, 2006 required tenants to pay all or a portion of increases in operating expenses, including real estate taxes, insurance, common area charges and other expenses. Since our initial public offering in November 2004, we have executed leases for approximately 820,000 square feet of technical space at an average gross annualized rent of $59.19 per square foot and approximately 399,000 square feet of nontechnical space at an average gross annualized rent of $22.49 per square foot, in each case including lease renewals and expansions commencing in 2004 through 2019.

•

Develop and obtain optimal returns on our space held for redevelopment. At December 31, 2006 we had approximately 1.6 million square feet held for redevelopment. We intend to redevelop this space for lease when justified by anticipated returns. The rate of return on our initial capital investment will be subject to many factors and we currently expect to obtain a 10% annual return on our investment.

•

Subdivide Improved Space for Turn-Key Datacenter Use. Turn-Key Datacenter space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. We own approximately 850,000 net rentable square feet of turn-key datacenter space with extensive datacenter improvements. We had leased approximately 681,000 square feet of this space at December 31, 2006. Rather than leasing all of this space to large single tenants, we are subdividing some of it for multi-tenant turn-key datacenter use, with tenants averaging between 100 and 15,000 square feet of net rentable space. Multi-tenant turn-key datacenters are effective solutions for tenants who lack the expertise or capital budget to provide their own extensive datacenter infrastructure and security. As experts in datacenter construction and operations, we are able to lease space to these tenants at a significant premium over other uses.

•

Leverage Strong Industry Relationships. We use our strong industry relationships with national and regional corporate enterprise information technology groups and technology-intensive companies to identify and comprehensively respond to their real estate needs. Our leasing and sales professionals are real estate and technology industry specialists who can develop complex facility solutions for the most demanding corporate datacenter and other technology tenants.

•

Use Capital Efficiently. We intend to occasionally sell our assets held for investment opportunistically. We believe that we can increase stockholder returns by effectively redeploying asset sales proceeds into new investment opportunities. Recently, datacenters have been particularly attractive candidates for sale to owner/users, as the cost of acquisition is usually substantially lower than the cost to construct a new facility. We will occasionally seek such opportunities to realize gains from these investment assets and reinvest our capital.

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

Regulation

General

Office properties in our submarkets are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties as of December 31, 2006 has the necessary permits and approvals to operate its business.

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

Insurance

We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy. We select policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our company’s management, the properties in our portfolio are currently adequately insured. We do not carry insurance for generally uninsured losses such as loss from riots, war, terrorist threats or nuclear reaction. In addition, we carry earthquake insurance on our properties in an amount and with deductibles which we believe are commercially reasonable. Certain of the properties in our portfolio are located in areas known to be seismically active. See “Risk Factors—Risks Related to Our Business and Operations—Potential losses may not be covered by insurance.”

Employees

As of December 31, 2006 we had 109 employees. None of these employees is represented by a labor union.

Offices

Our headquarters is located in San Francisco. We have regional offices in Boston, Chicago, Dallas, Los Angeles, New York and international offices in London and Dublin, Ireland.

ITEM 1A. RISK	FACTORS

For purposes of this section, the term “stockholders” means the holders of shares of our common stock and of our preferred stock. Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following factors in evaluating our company, our properties and our business. The occurrence of any of the following risks might cause our stockholders to lose all or a part of their investment. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” on page 20.

Risks Related to Our Business and Operations

Our properties depend upon the demand for technology-related real estate.

Our portfolio of properties consists primarily of technology-related real estate. A decrease in the demand for or adoption of datacenter space, Internet gateway facilities or other technology-related real estate could have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base. We are susceptible to adverse developments in the corporate datacenter, Internet and data communications and broader technology industries (such as reduced corporate IT budgets, business layoffs or downsizing, industry slowdowns, relocations of businesses, costs of complying with government regulations or increased regulation and other factors) and the technology-related real estate market (such as oversupply of or reduced demand for space). Changes in technology or industry practice could reduce demand for the physical datacenter space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy.

We depend on significant tenants, and many of our properties are single-tenant properties or are currently occupied by single tenants.

As of December 31, 2006, the 15 largest tenants in our property portfolio represented approximately 50% of the total gross annualized rent generated by our properties. Our largest tenants by gross annualized rent are Savvis Communications and Qwest Communications International. Savvis Communications leased approximately 1.4 million square feet of net rentable space as of December 31, 2006, representing approximately 11.9% of the total gross annualized rent generated by our properties. Qwest Communications International leased approximately 685,000 square feet of net rentable space as of December 31, 2006, representing approximately 7.7% of the total gross annualized rent generated by our properties. In addition, 26 of our 59 properties are occupied by single tenants, including properties occupied solely by Savvis Communications and Qwest Communications International. Our tenants may experience a downturn in their businesses, which may weaken their financial condition and result in their failure to make timely rental payments or their default under their leases. If any tenant defaults or fails to make timely rent payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

The bankruptcy or insolvency of a major tenant may adversely affect the income produced by our properties.

If any tenant becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. At December 31, 2006, we had no tenants in bankruptcy.

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

Our properties are located in 25 metropolitan areas. We depend upon the local economic conditions in these markets, including local real estate conditions. Many of these markets experienced downturns within recent years. Our operations may also be affected if too many competing properties are built in any of these markets. If there is a downturn in the economy in any of these markets, our operations and our revenue and cash available for distribution, including cash available to pay dividends to our preferred stockholders or pay distributions to our common stockholders, could be materially adversely affected. We cannot assure you that these markets will grow or will remain favorable to technology-related real estate.

In addition, our portfolio is geographically concentrated in the following metropolitan markets.

Metropolitan Market	Percentage of 12/31/06 total gross annualized rent (1)
Silicon Valley	16.9%
Dallas	13.0%
Chicago	11.4%
New York	8.1%
San Francisco	6.5%
Los Angeles	6.4%
Boston	4.7%
Other	33.0%

100.0%

(1)	Gross annualized rent is monthly contractual rent under existing leases as of December 31, 2006 multiplied by 12.

Any negative changes in real estate, technology or economic conditions in these markets in particular could negatively impact our performance.

We have owned our properties for a limited time.

We owned 59 properties at December 31, 2006, excluding one property held as an investment in an unconsolidated joint venture. These properties are primarily located throughout North America and seven properties are located in Europe. The properties contain a total of approximately 9.4 million net rentable square feet, excluding 1.6 million square feet held for redevelopment. All the properties have been under our management for less than five years, and we have owned 17 of the properties for less than one year at December 31, 2006. The properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential. We cannot assure you that the operating performance of the properties will not decline under our management.

We have space available for redevelopment that may be difficult to redevelop or successfully lease to tenants.

We have approximately 1.6 million square feet held for redevelopment at December 31, 2006 including 4 vacant buildings. Successful redevelopment of this space depends on numerous factors including success in engaging contractors, obtaining permits and availability of financing. We are and intend to continue building out a large portion of this space on a speculative basis at significant cost. In addition there can be no assurance that once completed we will be able to successfully lease redeveloped space to new or existing tenants. If we are not able to lease redevelopment space, or lease it at rates below those we expected to achieve when we started the project, our financial performance would be materially adversely affected.

We may have difficulty managing our growth.

We have significantly expanded the size of our company. For example, during 2006, we acquired 16 properties, including five properties outside the United States, and our number of employees increased from 53 to 109. The growth in our company may significantly strain our management, operational and financial resources and systems. In addition, as a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the NYSE. The requirements of these rules and regulations have increased our accounting, legal and financial compliance costs and may strain our management and financial, legal and operational resources and systems. An inability to manage our growth effectively or the increased strain on management of our resources and systems could result in deficiencies in our disclosure controls and procedures or our internal control over financial reporting and could negatively impact our cash available for distribution, including cash available to pay preferred stock dividends to our preferred stockholders or pay distributions to our common stockholders.

We have limited operating history as a REIT and as a public company.

We were formed in March 2004 and have limited operating history as a REIT and as a public company. We cannot assure you that our past experience will be sufficient to successfully operate our company as a REIT or as a public company. Failure to maintain REIT status or failure to meet the requirements of being a public company would have an adverse effect on our cash available for distribution, including cash available to pay dividends to our preferred stockholders or pay distributions to our common stockholders.

Tax protection provisions on certain properties could limit our operating flexibility.

We have agreed with the third-party contributors who contributed the direct and indirect interests in the 200 Paul Avenue 1-4 and 1100 Space Park Drive properties to indemnify them against adverse tax consequences if we were to sell, convey, transfer or otherwise dispose of all or any portion of these interests, in a taxable transaction, in these properties. However, we can sell these properties in a taxable transaction if we pay the contributors cash in the amount of their tax liabilities arising from the transaction and tax payments. The 200 Paul Avenue 1-4 and 1100 Space Park Drive properties represented 9.3% of our portfolio’s gross annualized rent as of December 31, 2006. These tax protection provisions apply for a period expiring on the earlier of November 3, 2013 and the date on which these contributors (or certain transferees) hold less than 25% of the units issued to them in connection with the contribution of these properties to our operating partnership. Although it may be in our stockholders’ best interest that we sell a property, it may be economically disadvantageous for us to do so because of these obligations. We have also agreed to make up to $20.0 million of debt available for these contributors to guarantee. We agreed to these provisions in order to assist these contributors in preserving their tax position after their contributions.

Potential losses may not be covered by insurance.

We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our portfolio under various insurance policies. We select policy specifications and insured limits which we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses such as loss from riots, terrorist threats, war or nuclear reaction. Most of our policies, like those covering losses due to floods, are insured subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. A substantial portion of the properties we own are located in California, an area especially subject to earthquakes. Together, these properties represented approximately 30% of our portfolio’s gross annualized rent as of December 31, 2006. While we carry earthquake insurance on our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.

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

Our total consolidated indebtedness at December 31, 2006 was approximately $1,122.6 million, and we may incur significant additional debt to finance future acquisition and development activities. We also have an unsecured credit facility which has a borrowing limit based upon a percentage of the value of our unsecured properties included in the facility’s borrowing base. At December 31, 2006, $148.0 million was available under this facility. In addition, under our contribution agreement with respect to the 200 Paul Avenue 1-4 and 1100 Space Park Drive properties, we have agreed to make available for guarantee up to $20.0 million of indebtedness and may enter into similar agreements in the future.

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

If any one of these events were to occur, our financial condition, results of operations, cash flow, cash available for distribution, including cash available to pay dividends to our preferred stockholders or pay distributions to our common stockholders, per share trading price of our common stock or preferred stock, and our ability to satisfy our debt service obligations could be materially adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code of 1986 as amended (the Code).

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

•	even if we are able to acquire a desired property, competition from other potential acquirors may significantly increase the purchase price or result in other less favorable terms;

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

•

we may be unable to integrate new acquisitions quickly and efficiently, particularly acquisitions of operating businesses or portfolios of properties, into our existing operations, and our results of operations and financial condition could be adversely affected;

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

As of December 31, 2006, leases representing 2.0% of the square footage of the properties in our portfolio, excluding space held for redevelopment were scheduled to expire in 2007, and an additional 5.0% of the net rentable square footage excluding space held for redevelopment was available to be leased. We cannot assure you that leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases are scheduled to expire, our financial condition, results of operations, cash flow, cash available for distribution, including cash available to pay dividends to our preferred stockholders or pay distributions to our common stockholders, per share trading price of our common stock or preferred stock, and our ability to satisfy our debt service obligations could be materially adversely affected.

In addition at December 31, 2006 we owned approximately 1.6 million square feet held for redevelopment. Successful redevelopment of this space depends on numerous factors including success in engaging contractors, obtaining environmental and legal permits and availability of financing. In addition, there can be no assurance that once we have redeveloped a space we will be able to successfully lease to new or existing tenants. If we are not able to successfully redevelop this space, if redevelopment costs are higher than we currently estimate, or if we are not able to lease space that has been redeveloped, our revenue and operating results could be adversely effected.

Our growth depends on external sources of capital which are outside of our control.

In order to maintain our qualification as a REIT, we are required under the Code to annually distribute at least 90% of our net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition or redevelopment financing, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Any additional debt we incur will increase our leverage. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our business prospects and growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash distributions; and

•	the market price per share of our common stock and preferred stock.

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

The exchange and repurchase rights of our exchangeable debentures may be detrimental to holders of common stock.

Our operating partnership has $172.5 million principal amount of 4.125% Exchangeable Senior Debentures due 2026, which we refer to as the exchangeable debentures. The exchangeable debentures may under certain circumstances, be exchanged for cash (up to the principal amount of the exchangeable debentures) and, with respect to any excess exchange value, into cash, shares of our common stock or a combination of cash and shares of our common stock at an initial exchange rate of 30.6828 shares per $1,000 principal amount of exchangeable debentures. At the initial exchange rate, the exchangeable debentures are exchangeable for our common stock at an exchange price of approximately $32.5916 per share. The exchange rate of the exchangeable debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.265 per share per quarter, the issuance of certain rights, options or warrants to holders of our common stock, subdivisions or combinations of our common stock, certain distributions of assets, debt securities, capital stock or cash to holders of our common stock and certain tender or exchange offers. The exchangeable debentures are redeemable at the Company’s option for cash at any time on or after August 18, 2011 and are subject to repurchase for cash at the option of the holder on August 15 in the years 2011, 2016 and 2021, or upon the occurrence of certain events. The exchangeable debentures are our senior unsecured and unsubordinated obligations.

The exchange of exchangeable debentures for our common stock would dilute stockholder ownership in our company, and could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Any adjustments to the exchange rate of the exchangeable debentures would exacerbate their dilutive effect. If the exchangeable debentures are not exchanged, the repurchase rights of holder of the exchangeable debentures may discourage or impede transactions that might otherwise be in the interest of holders of common stock. Further, these exchange or repurchase rights might be triggered in situations where we need to conserve our cash reserves, in which event such repurchase might adversely affect us and our stockholders.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

We currently and may in the future co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In that event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic, tax or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Our joint venture partners may take actions that are not within our control, which would require us to dispose of the joint venture asset or transfer it to a taxable REIT subsidiary in order to maintain our status as a REIT. Such investments may also lead to impasses, for example, as to whether to sell a property, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our day-to-day business. Consequently, actions by or disputes with partners or co-venturers may subject properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Each of these factors may result in returns on these investments being less than we expect or in losses and our financial and operating results may be adversely effected.

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts of key personnel, particularly Michael Foust, our Chief Executive Officer, A. William Stein, our Chief Financial Officer and Chief Investment Officer, Scott Peterson, our Senior Vice President, Acquisitions, Christopher Crosby, our Senior Vice President, Sales and Technical Services and James R. Trout, our Senior Vice President of Portfolio and Technical Operations. They are important to our success for many reasons, including that each has a national or regional reputation in our industry and the investment community that attracts investors and business and investment opportunities and assists us in negotiations with investors, lenders, existing and potential tenants and industry personnel. If we lost their services, our business and investment opportunities and our relationships with lenders and other capital markets participants, existing and prospective tenants and industry personnel could suffer. Many of our other senior executives also have strong technology and real estate industry reputations. As a result, we have greater access to potential acquisitions and leasing and other opportunities, and are better able to negotiate with tenants. The loss of any of these key personnel would result in the loss of these and other benefits and could materially and adversely affect our results of operations.

Failure to hedge effectively against interest rate changes may adversely affect results of operations.

We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Our policy is to use derivatives only to hedge interest rate risks related to our borrowings, not for speculative or trading purposes, and to enter into contracts only with major financial institutions based on their credit ratings and other factors. However, we may choose to change this policy in the future. Including loans currently subject to interest rate swaps, approximately 87% of our total indebtedness as of December 31, 2006 was subject to fixed interest rates. We do not currently hedge our unsecured credit facility and as our borrowings under our unsecured credit facility increases, so will our percentage of indebtedness not subject to fixed rates and our exposure to interest rates increases. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

Our properties may not be suitable for lease to traditional datacenter or technology office tenants without significant expenditures or renovations.

Because many of our properties contain extensive tenant improvements installed at our tenants’ expense, they may be better suited for a specific corporate enterprise datacenter user or technology industry tenant and could require modification in order for us to re-lease vacant space to another corporate enterprise datacenter user or technology industry tenant. The tenant improvements may also become outdated or obsolete as the result of technological change, the passage of time or other factors. In addition, our redevelopment space will generally require substantial improvement to be suitable for datacenter use. For the same reason, our properties also may not be suitable for lease to traditional office tenants without significant expenditures or renovations. As a result, we may be required to invest significant amounts or offer significant discounts to tenants in order to lease or re-lease that space, either of which could adversely effect our financial and operating results.

Ownership of properties located outside of the United States subjects us to foreign currency and related risks which may adversely impact our ability to make distributions.

We owned eight properties located outside of the U.S. at December 31, 2006 and have a right of first offer with respect to another property. In addition, we are currently considering, and will in the future consider, additional international acquisitions.

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

We may attempt to mitigate some or all of the risk of currency fluctuation by financing our properties in the local currency denominations, although we cannot assure you that we will be able to do so or that this will be effective. We may also engage in direct hedging activities to mitigate the risks of exchange rate fluctuations.

Any foreign currency gain recognized with respect to changes in exchange rates as well as any income recognized with respect to foreign currency exchange rate hedging activities may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT.

Acquisition and ownership of foreign properties involve risks greater than those faced by us in the U.S.

Foreign real estate investments usually involve risks not generally associated with investments in the United States. Our international acquisitions and operations are subject to a number of risks, including:

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

Because real estate investments are relatively illiquid, our ability to promptly sell properties in our portfolio in response to adverse changes in their performance may be limited, which may harm our financial condition. The real estate market is affected by many factors that are beyond our control, including:

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

We are also subject to the following additional conflicts of interest with holders of units in our operating partnership:

We may pursue less vigorous enforcement of terms of certain agreements because of conflicts of interest with GI Partners and certain of our officers. GI Partners and its related funds, which collectively owned a 9.5% interest in our operating partnership at December 31, 2006, owns a property on which we have a right of first offer. In addition, GI Partners owns The Linc Group, a provider of operations and maintenance repair services for mechanical, electrical, plumbing and general building service systems that we have contracted with to provide these services at five of our properties. GI Partners Fund II, LLP, or GI Partners II, owns The tel(x) Group, an operator of “Meet-Me-Room” network interconnection facilities that leases 87,305 square feet from us under ten lease agreements. Richard Magnuson, the Chairman of our board of directors, is also, and will continue to be, the chief executive officer of the advisor to GI Partners and GI Partners II. In the future, we may enter into additional agreements with The Linc Group, The tel(x) Group or other companies owned by GI Partners or GI Partners II. We may choose not to enforce, or to enforce less vigorously, our rights under theses agreements because of our desire to maintain our ongoing relationship with GI Partners and the other individuals involved.

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

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. In addition, our domestic taxable REIT subsidiary could be subject to Federal and state taxes, and our foreign properties and companies are subject to tax in the jurisdictions in which they operate and are located.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in our markets or the technology industry;

•	our dependence upon significant tenants;

•	our inability to comply with the rules and regulations applicable to public companies or to manage our growth effectively;

•	difficulty acquiring or operating properties in foreign jurisdictions;

•	defaults on or non-renewal of leases by tenants;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	decreased rental rates or increased vacancy rates;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our failure to successfully operate acquired properties and operations;

•	our failure to maintain our status as a REIT;

•	possible adverse changes to tax laws;

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations;

•	changes in foreign currency exchange rates;

•	changes in foreign laws and regulations, including those related to taxation and real estate ownership and operation;

•	changes in real estate and zoning laws and increases in real property tax rates; and

•	inability to successfully redevelop and lease space held for redevelopment.

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

None.

ITEM 2. PROPERTIES

Our Portfolio

As of December 31, 2006, we owned 59 properties through our operating partnership, excluding one property held as an investment in an unconsolidated joint venture. These properties are primarily located throughout North America, with seven properties located in Europe, and contain a total of approximately 9.4 million net rentable square feet excluding 1.6 million square feet held for redevelopment. The following table presents an overview of our portfolio of properties excluding the one property held as an investment in a joint venture, based on information as of December 31, 2006.

Property (1)	Acquisition Date	Metropolitan Area	Net Rentable Square Feet Excluding Redevelopment Space(2)	Redevelopment Space(3)	Percent Leased(4)	Gross Annualized Rent ($000)(5)	Gross Annualized Rent per Square Foot ($)(6)
Internet Gateways
350 East Cermak Road	May-05	Chicago	892,843	240,896	94.2%	23,282	27.69
200 Paul Avenue 1-4	Nov-04	San Francisco	501,761	25,919	97.2%	16,037	32.90
2323 Bryan Street	Jan-02	Dallas	457,217	19,890	83.7%	11,899	31.11
600 West Seventh Street	May-04	Los Angeles	444,001	45,721	97.8%	11,049	25.46
1100 Space Park Drive	Nov-04	Silicon Valley	165,297	—	97.6%	6,953	43.10
6 Braham Street(7)	Jul-02	London, England	63,233	—	100.0%	6,434	101.75
600-780 S. Federal	Sep-05	Chicago	161,547	—	83.6%	4,895	36.24
12001 North Freeway	Apr-06	Houston	281,426	19,279	98.1%	4,185	15.15
36 NE 2nd Street	Jan-02	Miami	162,140	—	95.9%	4,166	26.81
731 East Trade Street	Aug-05	Charlotte	40,879	—	100.0%	1,098	26.86
113 North Myers	Aug-05	Charlotte	20,086	9,132	100.0%	690	34.35
125 North Myers	Aug-05	Charlotte	12,160	13,242	100.0%	309	25.41

			3,202,590	374,079	94.0%	90,997	30.24
Datacenters
300 Boulevard East	Nov-02	New York	311,950	—	99.7%	12,199	39.22
833 Chestnut Street	Mar-05	Philadelphia	535,098	119,660	78.6%	8,727	20.75
111 Eighth Avenue(8)	Oct-06	New York	83,137	—	100.0%	7,725	92.92
Unit 9, Blanchardstown Corporate Park(7)	Dec-06	Dublin, Ireland	120,000	—	85.9%	7,363	71.41
2045 & 2055 LaFayette Street	May-04	Silicon Valley	300,000	—	100.0%	6,120	20.40
120 E. Van Buren Street	Jul-06	Phoenix	206,359	81,155	96.8%	21,521	107.78
11830 Webb Chapel Road	Aug-04	Dallas	365,647	—	95.0%	5,716	16.46
150 South First Street	Sep-04	Silicon Valley	179,761	—	100.0%	4,913	27.33
14901 FAA Boulevard	Jun-06	Dallas	263,700	—	100.0%	4,364	16.55
2334 Lundy Place	Dec-02	Silicon Valley	130,752	—	100.0%	4,090	31.28
114 Rue Amboise Croizat(7)	Dec-06	Paris, France	122,627	229,519	56.0%	3,471	50.51
2401 Walsh Street	Jun-05	Silicon Valley	167,932	—	100.0%	3,118	18.57
200 North Nash Street	Jun-05	Los Angeles	113,606	—	100.0%	2,110	18.57
Gyroscoopweg 2E-2F(7)	Jul-06	Amsterdam, Netherlands	55,585	—	100.0%	2,093	37.65
2403 Walsh Street	Jun-05	Silicon Valley	103,940	—	100.0%	1,930	18.57
4025 Midway Road	Jan-06	Dallas	36,856	63,734	100.0%	1,862	50.52
Paul van Vlissingenstraat 16(7)	Aug-05	Amsterdam, Netherlands	77,472	35,000	58.8%	1,810	39.74
4700 Old Ironsides Drive	Jun-05	Silicon Valley	90,139	—	100.0%	1,674	18.57
8534 Concord Center Drive	Jun-05	Denver	82,229	—	100.0%	1,567	19.06
6800 Millcreek Drive	Apr-06	Toronto, Canada	83,758	—	100.0%	1,530	18.27

Property (1)	Acquisition Date	Metropolitan Area	Net Rentable Square Feet Excluding Redevelopment Space(2)	Redevelopment Space(3)	Percent Leased(4)	Gross Annualized Rent ($000)(5)	Gross Annualized Rent per Square Foot ($)(6)
3065 Gold Camp Drive	Oct-04	Sacramento	62,957	—	100.0%	1,494	23.73
3015 Winona Avenue	Dec-04	Los Angeles	82,911	—	100.0%	1,457	17.57
251 Exchange Place	Nov-05	Northern Virginia	70,982	—	100.0%	1,415	19.93
101 Aquila Way	Apr-06	Atlanta	313,581	—	100.0%	1,411	4.50
8100 Boone Boulevard(8)	Oct-06	Northern Virginia	17,015	—	100.0%	1,379	81.05
1125 Energy Park Drive	Mar-05	Minneapolis/St. Paul	112,827	—	100.0%	1,340	11.88
Chemin de l,Epinglier 2(7)	Nov-05	Geneva, Switzerland	59,190	—	100.0%	1,328	22.44
3300 East Birch Street	Aug-03	Los Angeles	68,807	—	100.0%	1,277	18.56
Clonshaugh Industrial Estate(7)	Feb-06	Dublin, Ireland	20,000	—	100.0%	1,201	60.05
375 Riverside Parkway	Jun-03	Atlanta	126,300	123,891	100.0%	1,179	9.33
2440 Marsh Lane	Jan-03	Dallas	6,705	128,545	100.0%	960	143.18
600 Winter Street	Sep-06	Boston	30,400	—	100.0%	748	24.61
7620 Metro Center Drive	Dec-05	Austin	45,000	—	100.0%	605	13.44
2300 NW 89th Place	Sep-06	Miami	64,174	—	100.0%	564	8.79
1807 Michael Faraday Court	Oct-06	Northern Virginia	19,237	—	100.0%	1,918	99.70
7500 Metro Center Drive	Dec-05	Austin	—	74,962	—	—	—
3 Corporate Place	Dec-05	New York	—	283,124	—	—	—
115 Second Avenue	Oct-05	Boston	10,494	56,236	0.0%	—	—
2055 E. Technology Circle(9)	Nov-06	Phoenix	—	76,350	—	—	—

			4,541,128	1,272,176	94.4%	122,179	28.50
Technology Manufacturing
34551 Ardenwood Boulevard 1-4	Jan-03	Silicon Valley	307,657	—	100.0%	7,927	25.76
47700 Kato Road & 1055 Page Avenue	Sep-03	Silicon Valley	183,050	—	100.0%	3,576	19.54
2010 East Centennial Circle(10)	May-03	Phoenix	113,405	—	100.0%	2,549	22.48

			604,112	—	100.0%	14,052	23.26
Technology Office
100 & 200 Quannapowitt Parkway	Jun-04	Boston	386,956	—	100.0%	7,203	18.61
4055 Valley View Lane	Sep-03	Dallas	240,153	—	90.5%	4,507	20.74
100 Technology Center Drive	Feb-04	Boston	197,000	—	100.0%	3,743	19.00
4849 Alpha Road	Apr-04	Dallas	125,538	—	100.0%	2,856	22.75
4650 Old Ironsides Drive	Jun-05	Silicon Valley	84,383	—	100.0%	1,567	18.57

			1,034,030	—	97.8%	19,876	19.66

Portfolio Total/Weighted Average			9,381,860	1,646,255	95.0%	247,104	$27.73

(1)	We have categorized the properties in our portfolio by their principal use based on gross annualized rent. However, many of our properties support multiple uses.
(2)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease based on engineering drawings. Net rentable square feet includes tenants’ proportional share of common areas but excludes space held for redevelopment.
(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space.
(4)	Excludes space held for redevelopment. Includes unoccupied space for which we are receiving rent and excludes space for which leases had been executed as of December 31, 2006 but for which we are not receiving rent.
(5)	Gross annualized rent represents the monthly contractual rent under existing leases as of December 31, 2006 multiplied by 12.
(6)	Gross annualized rent per square foot represents gross annualized rent as computed above, divided by the total square footage under lease as of the same date.
(7)	Rental amounts for 6 Braham Street were calculated based on the exchange rate in effect on December 31, 2006 of $1.96 per £1.00 and rental amounts for Unit 9, Blanchardstown Corporate Park, 114 Rue Ambroise Croizat, Gyroscoopweg 2E-2F, Paul van Vlissingenstraat 16, Chemin de l’Epinglier 2 and Clonshaugh Industrial Estate were calculated based on the exchange rate in effect on December 31, 2006 of $1.32 per € 1.00. Paul Van Vlissingenstraat 16, Chemin de l’Epinglier 2 and Clonshaugh Industrial Estate are subject to ground leases, which expire in the years 2054, 2074 and 2981, respectively.
(8)	111 Eighth Avenue and 8100 Boone Boulevard are subject to operating leases, which expire in June 2014 and October 2007, respectively.
(9)	We are party to a ground sublease for this property. The term of the ground sublease expires in September 2083. All of the lease payments were prepaid by prior owner of this property.
(10)	We are party to a ground sublease for this property. The term of the ground sublease expires in the year 2082.

Tenant Diversification

As of December 31, 2006 our portfolio was leased to more than 426 companies, many of which are nationally recognized firms. The following table sets forth information regarding the 15 largest tenants in our portfolio based on gross annualized rent as of December 31, 2006.

	Tenant		Number of Locations	Total Occupied Square Feet(1)	Percentage of Net Rentable Square Feet	Gros Annualized Rent ($ 000)(2)	Percentage of Gross Annualized Rent	Weighted Average Remaining Lease Term in Months
1	Savvis Communications	(3)	11	1,408,809	15.0%	$29,322	11.9%	124
2	Qwest Communications International, Inc.		10	684,691	7.3%	19,115	7.7%	98
3	tel(x) Group, Inc.		10	87,305	0.9%	9,109	3.7%	238
4	Comverse Technology , Inc.		1	367,033	3.9%	6,904	2.8%	49
5	JPMorgan Chase & Co.		2	41,957	0.4%	6,834	2.8%	84
6	Verio, Inc.	(4)	2	241,370	2.6%	6,718	2.7%	69
7	Leslie & Godwin	(5)	1	63,233	0.7%	6,434	2.6%	36
8	Equinix Operating Company, Inc.		2	295,338	3.1%	6,210	2.5%	101
9	Level 3 Communications, LLC.	(6)	11	282,589	3.0%	5,551	2.2%	65
10	AT & T		8	286,454	3.1%	5,513	2.2%	75
11	Amgen, Inc.		1	131,386	1.4%	5,346	2.2%	52
12	AboveNet, Inc.		6	150,661	1.6%	5,207	2.1%	139
13	Thomas Jefferson University		1	179,707	1.9%	3,864	1.6%	46
14	Stone & Webster, Inc.	(7)	1	197,000	2.1%	3,743	1.5%	75
15	Seagate Technology		1	183,050	2.0%	3,576	1.4%	57

	Total/Weighted Average			4,600,583	49.0%	$123,446	49.9%	94

(1)	Occupied square footage is defined as leases that have commenced on or before December 31, 2006.
(2)	Gross annualized rent represents the monthly contractual rent under existing leases as of December 31, 2006 multiplied by 12.
(3)	Microsoft subleases 192,000 net rentable square feet (approximately $3.8 million of gross annualized rent) of this space and has the right to become tenant if the primary lessor defaults.
(4)	Verio is a wholly-owned subsidiary of Nippon Telegraph & Telephone.
(5)	Leslie & Godwin is a UK subsidiary of AON Corporation.
(6)	Level 3 Communications includes Wiltel Communications, OnFiber Communications & Broadwing Communications.
(7)	Stone & Webster is a subsidiary of The Shaw Group.

Lease Distribution

The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on net rentable square feet (excluding space held for redevelopment) under lease as of December 31, 2006.

Square Feet Under Lease	Number of Leases	Percentage of All Leases	Total Net Rentable Square Feet	Percentage of Net Rentable Square Feet	Gross Annualized Rent ($000)	Percentage of Gross Annualized Rent
Available(1)			470,053	5.0%		0.0%
2,500 or less	492	62.4%	184,888	2.0%	38,192	15.5%
2,501-10,000	128	16.2%	668,911	7.1%	26,174	10.6%
10,001-20,000	63	8.0%	951,877	10.1%	27,873	11.3%
20,001-40,000	44	5.6%	1,253,361	13.4%	26,401	10.7%
40,001-100,000	39	5.0%	2,463,532	26.3%	62,943	25.5%
Greater than 100,000	22	2.8%	3,389,238	36.1%	65,521	26.4%

Portfolio Total	788	100.0%	9,381,860	100.0%	$247,104	100.0%

(1)	Excludes approximately 1.6 million square feet held for redevelopment at December 31, 2006.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2006 plus available space for each of the next ten full calendar years at the properties in our portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options and all early termination rights.

Year	Number of Leases Expiring	Square Footage of Expiring Leases	Percentage of Net Rentable Square Feet	Gross Annualized Rent ($000)	Percentage of Gross Annualized Rent	Gross Annualized Rent Per Occupied Square Foot	Gross Annualized Rent Per Occupied Square Foot at Expiration	Gross Annualized Rent at Expiration ($000)
Available(1)		470,053	5.0%	$—	0.0%
2007	191	188,572	2.0%	10,371	4.2%	$55.00	55.03	10,377
2008	102	421,575	4.5%	17,468	7.1%	$41.44	43.30	18,254
2009	87	506,412	5.4%	22,251	9.0%	$43.94	45.04	22,809
2010	63	864,674	9.2%	22,294	9.0%	$25.78	27.11	23,439
2011	70	1,269,751	13.5%	34,251	13.9%	$26.97	28.85	36,631
2012	38	529,812	5.6%	7,390	3.0%	$13.95	15.74	8,337
2013	26	564,145	6.0%	12,155	4.9%	$21.55	26.53	14,965
2014(2)	32	543,225	5.8%	12,241	5.0%	$22.53	27.79	15,095
2015	72	1,642,474	17.5%	45,400	18.4%	$27.64	33.16	54,464
2016	49	743,571	7.9%	23,093	9.3%	$31.06	38.37	28,530
Thereafter	58	1,637,596	17.6%	40,190	16.2%	$24.54	37.26	61,024

Portfolio Total / Weighted Average	788	9,381,860	100.0%	$247,104	100.0%	$27.73	$32.98	$293,925

(1)	Excludes approximately 1.6 million square feet held for redevelopment at December 31, 2006.
(2)	Includes 63,233 square feet of net rentable space in 6 Braham Street. This property is subleased by Level 3 Communications from Leslie & Godwin, a United Kingdom subsidiary of AON Corporation, through December 2009. Level 3 Communications has executed a lease that will commence upon expiration of the Leslie & Godwin lease and continue through December 2014. Leslie & Godwin remain liable to us for rents under its lease.

Right of First Offer Property

At December 31, 2006 there is one property located in Germany owned by GI Partners that is subject to right of first offer agreements, whereby we have the right to make the first offer to purchase this property if GI Partners decides to sell it. We acquired one property from GI Partners that was subject to a right of first offer in June 2005.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we may become subject to tort claims and other claims and administrative proceedings. As of December 31, 2006, we were not a party to any legal proceedings which we believe would have a material adverse effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed and is traded on the NYSE under the symbol “DLR” since October 29, 2004. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated.

	High	Low	Last	Dividends Declared
First Quarter 2005	$14.81	$12.50	$14.37	$0.24375
Second Quarter 2005	$17.49	$13.67	$17.38	$0.24375
Third Quarter 2005	$19.97	$16.80	$18.00	$0.24375
Fourth Quarter 2005	$24.70	$17.73	$22.63	$0.26500

First Quarter 2006	$28.59	$22.29	$28.17	$0.26500
Second Quarter 2006	$29.54	$22.66	$24.69	$0.26500
Third Quarter 2006	$31.88	$24.58	$31.32	$0.26500
Fourth Quarter 2006	$37.31	$30.73	$34.23	$0.28625

We intend to continue to declare quarterly dividends on our common stock. The actual amount and timing of dividends, however, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future dividends. The exchange rate on our $172.5 million principal amount of exchangeable debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.265 per share per quarter. Therefore, increases to our quarterly dividend may increase the dilutive impact of the exchangeable debentures on our common stockholders. See Part I, Item 1A, Risk Factors “Risks Related to Our Business and Operations—The exchange and repurchase rights of our exchangeable debentures may be detrimental to holders of common stock.”

Subject to the dividend requirements applicable to REITs under the Code, we intend, to the extent practicable, to invest substantially all of the proceeds from sales and refinancings of our assets in real estate-related assets and other assets. We may, however, under certain circumstances, make a dividend of capital or of assets. Such dividends, if any, will be made at the discretion of our board of directors. Dividends will be made in cash to the extent that cash is available for dividend.

As of February 23, 2007, there were 8 stockholders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total stockholder return on our common stock during the period from November 3, 2004 (the date of our initial public offering) through December 31, 2006, with the cumulative total return on the Morgan Stanley REIT Index (RMS) and the S&P 500 Market Index. The comparison assumes that $100 was invested on November 3, 2004 in our common stock and in each of these indices and assumes reinvestment of dividends, if any.

COMPARE CUMULATIVE TOTAL RETURN

AMONG DIGITAL REALTY TRUST, INC, S&P 500 INDEX AND RMS INDEX

Assumes $100 invested on November 3, 2004

Assumes dividends reinvested

Fiscal year ending December 31, 2006

Pricing Date	DLR($)	S&P 500	RMS
November 3, 2004	100.0	100.0	100.0
December 31, 2004	113.6	106.3	107.8
December 31, 2005	202.0	111.6	121.5
December 31, 2006	317.5	113.3	164.6

(1)	This graph and the accompanying text is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
(2)	The stock price performance shown on the graph is not necessarily indicative of future price performance.
(3)	The hypothetical investment in our common stock presented in the stock performance graph above is based on an initial price of $12.00 per share, the price on November 3, 2004, the date of our initial public offering.

ITEM 6.	SELECTED FINANCIAL DATA

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

The Company and the Company Predecessor

(Amounts in thousands, except per share data)

	The Company			The Predecessor
	Year Ended December 31,		Period from November 3, 2004 to December 31, 2004	Period from January 1, 2004 to November 2, 2004	Year ended December 31,
	2006	2005			2003	2002
Statement of Operations Data:
Operating Revenues:
Rental	$229,742	$158,428	$20,121	$63,748	$48,673	$21,203
Tenant reimbursements	51,796	37,174	3,992	12,012	8,632	3,894
Other	365	5,829	—	—	4,283	407

Total operating revenues	281,903	201,431	24,113	75,760	61,588	25,504
Operating Expenses:
Rental property operating and maintenance	61,052	41,030	4,790	12,291	8,205	4,997
Property taxes	28,052	20,992	1,959	6,642	4,479	2,755
Insurance	3,757	2,728	455	1,296	597	83
Asset management fees to related party	—	—	—	2,655	3,185	3,185
Depreciation and amortization	89,936	59,616	6,983	21,806	15,637	7,659
General and administrative	20,441	12,615	20,766	223	312	249
Other	1,111	1,635	57	1,021	2,459	1,249

Total operating expenses	204,349	138,616	35,010	45,934	34,874	20,177
Operating income (loss)	77,554	62,815	(10,897)	29,826	26,714	5,327
Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	177	—	—	—	—	—
Interest and other income	1,275	1,274	30	71	45	51
Interest expense	(51,924)	(37,724)	(5,316)	(17,786)	(10,022)	(5,249)
Loss from early extinguishment of debt	(527)	(1,021)	(283)	—	—	—

Income (loss) from continuing operations before minority interests	26,555	25,344	(16,466)	12,111	16,737	129
Minority interests in consolidated joint ventures of continuing operations	—	—	(20)	14	(149)	(190)
Minority interests in continuing operations of operating partnership	(5,383)	(8,818)	10,274	—	—	—

Income (loss) from continuing operations	21,172	16,526	(6,212)	12,125	16,588	(61)
Income (loss) from discontinued operations before minority interests	(348)	(987)	96	(1,422)	54	—
Gain on sale of assets	18,096	—	—	—	—	—
Minority interests attributable to discontinued operations	(7,528)	562	(53)	23	—	—

Income (loss) from discontinued operations	10,220	(425)	43	(1,399)	54	—

Net income (loss)	31,392	16,101	(6,169)	$10,726	$16,642	$(61)

Preferred stock dividends	(13,780)	(10,014)	—

Net income (loss) available to common stockholders	$17,612	$6,087	$(6,169)

Per Share Data:
Basic income (loss) per share available to common stockholders	$0.49	$0.25	$(0.30)
Diluted income (loss) per share available to common stockholders	$0.47	$0.25	$(0.30)
Cash dividend per common share	$1.08	$1.00	$0.16
Weighted average common shares outstanding:
Basic	36,134,983	23,986,288	20,770,875
Diluted	37,442,192	24,221,732	20,770,875

	The Company			The Predecessor
	December 31,			December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Net investments in real estate	$1,736,802	$1,194,106	$787,412	$391,737	$217,009
Total assets	2,186,219	1,529,170	1,013,287	479,698	269,836
Notes payable under line of credit	145,452	181,000	44,000	44,436	53,000
Mortgages and other secured loans	804,686	568,067	475,498	253,429	103,560
Exchangeable senior debentures	172,500	—	—	—	—
Total liabilities	1,338,031	880,228	584,229	328,303	183,524
Minority interests in consolidated joint ventures	—	206	997	3,444	3,135
Minority interests in operating partnership	138,416	262,239	254,862	—	—
Total stockholders'/owner's equity	709,772	386,497	173,199	147,951	83,177
Total liabilities and stockholders'/owner's equity	$2,186,219	$1,529,170	$1,013,287	$479,698	$269,836

	The Company		The Company and the Predecessor	The Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	Year ended December 31,
			2004	2003	2002
Cash flows from (used in):
Operating activities	$103,001	$82,848	$44,638	$27,628	$9,645
Investing activities	(601,788)	(480,815)	(371,277)	(213,905)	(164,755)
Financing activities	510,118	404,340	326,022	187,873	158,688

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our company. We completed our initial public offering, or IPO, of common stock on November 3, 2004. We have operated in a manner that we believe has enabled us to qualify, and have elected to be treated, as a Real Estate Investment Trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. Our company was formed on March 9, 2004. During the period from our formation until we commenced operations in connection with the completion of our IPO, we did not have any corporate activity other than the issuance of shares of common stock in connection with the initial capitalization of our company. Because we believe that a discussion of the results of our company prior to the completion of our IPO would not be meaningful, we have set forth below a discussion of historical combined operations for our company and our company’s Predecessor and as such, any reference in the Management’s Discussion and Analysis of Financial Condition and Results of Operations to “our,” “we” and “us” in this Item 7 includes the Predecessor.

Business and strategy. Our primary business objectives are to maximize sustainable long-term growth in earnings, funds from operations and cash flow per share and to maximize returns to our stockholders. We expect to achieve our objectives by focusing on our core business of investing in technology-related real estate. We target high quality, strategically located properties containing applications and operations critical to the day-to-day operations of corporate enterprise datacenter and technology industry tenants. Most of our properties contain fully redundant electrical supply systems, multiple power feeds, above-standard precision cooling systems, raised floor areas, extensive in-building communications cabling and high-level security systems. We focus solely on technology-related real estate because we believe that the growth in corporate datacenter adoption and the technology-related real estate industry generally will be superior to that of the overall economy.

As of December 31, 2006, our portfolio consisted of an aggregate of 59 technology-related real estate properties that we acquired beginning in 2002 with 9.4 million net rentable square feet excluding approximately 1.6 million square feet of space held for redevelopment, excluding one property held as an investment in an unconsolidated joint venture. We have developed detailed, standardized procedures for evaluating acquisitions to ensure that they meet our financial and other criteria. We expect to continue to acquire additional assets as a key part of our growth strategy. We intend to aggressively manage and lease our assets to increase their cash flow.

We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any dividends with respect to our common stock and our preferred stock. As mandated by our board of directors, we limit our indebtedness to 60% of our total market capitalization and, based on the closing price of our common stock on December 31, 2006 of $34.23, our ratio of debt to total market capitalization was approximately 31%. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us, plus the book value of our total consolidated indebtedness.

In addition, we may sell properties from time to time that no longer meet our business objectives. In June 2006, 7979 East Tufts Avenue met the criteria to be presented as held for sale, which resulted in the reclassification of the operating results of this property to discontinued operations for all periods presented. This property was sold on July 12, 2006.

Revenue Base. As of December 31, 2006, we owned 59 properties through our Operating Partnership, excluding one property held as an investment in an unconsolidated joint venture. These properties are mainly located throughout the U.S., with seven properties located in Europe and one property in Canada. We acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties Acquired(1)	Net Rentable Square Feet Acquired(2)	Square Feet of Space Held for Redevelopment as of December 31, 2006(3)
2002	5	1,125,292	19,890
2003	7	1,046,077	252,436
2004	11	2,811,829	71,640
2005	20	2,680,807	832,252
2006	16	1,717,855	470,037

Properties owned as of December 31, 2006	59	9,381,860	1,646,255

(1)	Excludes 7979 East Tufts Avenue, a property we acquired in October 2003 and sold on July 12, 2006.
(2)	Excludes space held for redevelopment.
(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space. The amounts included in this table represent redevelopment space as of December 31, 2006 in the properties acquired during the relevant period.

As of December 31, 2006, the properties in our portfolio were approximately 95.0% leased excluding 1.6 million square feet held for redevelopment. Due to the capital intensive and long term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of December 31, 2006, our original average lease term was approximately 12 years, with an average of seven years remaining. Leasing since the completion of our initial public offering in November 2004 has been at lease terms shorter than 12 years. Our lease expirations through 2008 are 6.5% of net rentable square feet excluding space held for redevelopment as of December 31, 2006. Operating revenues from properties outside the United States were $13.2 million, $6.0 million and $4.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Operating expenses. Our operating expenses generally consist of utilities, property and ad valorem taxes, property management fees, insurance and site operating and maintenance costs, as well as rental expenses. Since the consummation of our IPO, our asset management function has been internalized and we currently incur our general and administrative expenses directly. Prior to April 2005, we had a transition services agreement with CB Richard Ellis Investors with respect to transitional accounting and other services. In addition, as a public company, we incur significant legal, accounting and other expenses related to corporate governance, U.S. Securities and Exchange Commission reporting and compliance with the various provisions of Sarbanes-Oxley Act of 2002. In addition, we engage third-party property managers to manage most of our properties. As of December 31, 2006, 32 of our properties were managed by CB Richard Ellis, an affiliate of GI Partners.

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

Factors Which May Influence Future Results of Operations

Rental income. The amount of net rental income generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 1.6 million square feet held for redevelopment, as of December 31, 2006, the occupancy rate in the properties in our portfolio was approximately 95.0% of our net rentable square feet.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 9.4 million square feet of net rentable square feet excluding redevelopment space at December 31, 2006 is approximately 850,000 net rentable square feet of space with extensive datacenter improvements that is currently, or will shortly be, available for lease. We had leased approximately 681,000 square feet of similar space at December 31, 2006. Rather than leasing all of this space to large single tenants, we are subdividing some of it for multi-tenant turn-key datacenter use, with tenants averaging between 100 and 15,000 square feet of net rentable space. Multi-tenant turn-key datacenters are effective solutions for tenants who lack the expertise or capital budget to provide their own extensive datacenter infrastructure and security. As experts in datacenter construction and operations we are able to lease space to these tenants at a significant premium over other uses. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

In addition, as of December 31, 2006, we had approximately 1.6 million square feet of redevelopment space, or approximately 14.5% of the total space in our portfolio, including four vacant properties comprising approximately 501,000 square feet. Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use, and in addition, we may require additional time or encounter delays in securing tenants for redevelopment space. We intend to purchase additional vacant properties and properties with vacant redevelopment space in the future.

Future economic downturns or regional downturns affecting our submarkets or downturns in the technology-related real estate industry that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. As of December 31, 2006, we had no material tenants in bankruptcy.

Scheduled lease expirations. Our ability to re-lease expiring space will impact our results of operations. In addition to approximately 0.5 million square feet of available space in our portfolio, excluding approximately 1.6 million square feet available for redevelopment as of December 31, 2006, leases representing approximately 2.0% and 4.5% of the square footage of our portfolio, excluding redevelopment space, and approximately 4.2% and 7.1% of our gross annualized rents, are scheduled to expire during the years ending December 31, 2007 and 2008, respectively.

Market concentration. We depend on the market for technology based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of December 31, 2006 our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of total gross annualized rent(1)
Silicon Valley	16.9%
Dallas	13.0%
Chicago	11.4%
New York	8.1%
San Francisco	6.5%
Los Angeles	6.4%
Boston	4.7%
Other	33.0%

100.0%

(1)	Gross annualized rent is monthly contractual rent under existing leases as of December 31, 2006 multiplied by 12.

Operating expenses. Our operating expenses generally consist of utilities, property and ad valorem taxes, property management fees, insurance and site maintenance costs, as well as rental expense. We are also incurring general and administrative expenses, including expenses relating to the internalization of our asset management function, as well as significant legal, accounting and other expenses related to corporate governance, U.S. Securities and Exchange Commission reporting and compliance with the various provisions of the Sarbanes-Oxley Act. Increases or decreases in such operating expenses will impact our overall performance. We expect to incur additional operating expenses as we expand our various business functions.

Interest Rates. As of December 31, 2006, we had approximately $435.1 million of variable rate debt, of which approximately $289.6 million was mortgage debt subject to interest rate swap agreements, and $145.5 million was outstanding on our line of credit facility. Since 2002, the United States Federal Reserve has generally been increasing short term interest rates, which has recently had a significant upward impact on shorter-term interest rates, including the interest rates that our variable rate debt is based upon. Continued increases in interest rates may increase our interest expense and therefore negatively affect our financial condition and results of operations. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which would further increase our interest expense.

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

Capitalization of costs.

We capitalize pre-acquisition costs related to probable property acquisitions. We also capitalize direct and indirect costs related to construction and development, including property and ad valorem taxes, insurance and financing costs relating to space under development. Costs previously capitalized related to any property acquisitions no longer considered probable are written off, which may have a material effect on our net income. The selection of costs to capitalize and which acquisitions are probable is subjective and depends on many assumptions including the timing of potential acquisitions and the probability that future acquisitions occur. If we made different assumptions in this respect we would have a different amount of capitalized costs in the periods presented leading to different net income.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the years ended December 31, 2006, 2005 and 2004. We have combined the results of operations for the period from November 3, 2004 through December 31, 2004 and the period from January 1, 2004 through November 2, 2004 to provide a meaningful comparison to the results of operations for the other years. A summary of our results for the years ended December 31, 2006, 2005 and 2004 was as follows (in thousands).

Year ended December 31,	2006	2005	2004
Statement of Operations Data:
Total operating revenues	$281,903	$201,431	$99,873
Total operating expenses	(204,349)	(138,616)	(80,944)

Operating income	77,554	62,815	18,929
Other Income (expenses)	(50,999)	(37,471)	(23,284)

Income from continuing operations before minority interests	$26,555	$25,344	$(4,355)

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of such growth, a period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (same store properties are properties that were owned and operated for the entire current year and the entire immediate preceding year). The following table identifies each of the properties in our portfolio acquired from January 1, 2004 through December 31, 2006.

Acquired Properties	Acquisition Date	Redevelopment Space as of December 31, 2006(1)	Net Rentable Square Feet Excluding Redevelopment Space	Square Feet including Redevelopment Space	Occupancy Rate as of December 31, 2006(2)
As of December 31, 2003 (12 properties)		272,326	2,171,369	2,443,695	95.2%

Year Ended December 31, 2004
100 Technology Center Drive	Feb-04	—	197,000	197,000	100.0
4849 Alpha Road	Apr-04	—	125,538	125,538	100.0
600 West Seventh Street	May-04	45,721	444,001	489,722	97.8
2045 & 2055 LaFayette Street	May-04	—	300,000	300,000	100.0
100 & 200 Quannapowitt Parkway	Jun-04	—	386,956	386,956	100.0
11830 Webb Chapel Road	Aug-04	—	365,647	365,647	95.0
150 South First Street	Sep-04	—	179,761	179,761	100.0
3065 Gold Camp Drive	Oct-04	—	62,957	62,957	100.0
200 Paul Avenue 1-4	Nov-04	25,919	501,761	527,680	97.2
1100 Space Park Drive	Nov-04	—	165,297	165,297	97.6
3015 Winona Avenue	Dec-04	—	82,911	82,911	100.0

Subtotal		71,640	2,811,829	2,883,469	98.3

Year Ended December 31, 2005
833 Chestnut Street	Mar-05	119,660	535,098	654,758	78.6
1125 Energy Park Drive	Mar-05	—	112,827	112,827	100.0
350 East Cermak Road	May-05	240,896	892,843	1,133,739	94.2
8534 Concord Center Drive	Jun-05	—	82,229	82,229	100.0
2401 Walsh Street	Jun-05	—	167,932	167,932	100.0
200 North Nash Street	Jun-05	—	113,606	113,606	100.0
2403 Walsh Street	Jun-05	—	103,940	103,940	100.0
4700 Old Ironsides Drive	Jun-05	—	90,139	90,139	100.0
4650 Old Ironsides Drive	Jun-05	—	84,383	84,383	100.0
731 East Trade Street	Aug-05	—	40,879	40,879	100.0
113 North Myers	Aug-05	9,132	20,086	29,218	100.0
125 North Myers	Aug-05	13,242	12,160	25,402	100.0
Paul van Vlissingenstraat 16	Aug-05	35,000	77,472	112,472	58.8
600-780 S. Federal	Sep-05	—	161,547	161,547	83.6
115 Second Avenue	Oct-05	56,236	10,494	66,730	—
Chemin de l'Epinglier 2	Nov-05	—	59,190	59,190	100.0
251 Exchange Place	Nov-05	—	70,982	70,982	100.0
7500 Metro Center Drive	Dec-05	74,962	—	74,962	—
7620 Metro Center Drive	Dec-05	—	45,000	45,000	100.0
3 Corporate Place	Dec-05	283,124	—	283,124	—

Subtotal		832,252	2,680,807	3,513,059	91.2

Year Ended December 31, 2006
4025 Midway Road	Jan-06	63,734	36,856	100,590	100.0
Clonshaugh Industrial Estate	Feb-06	—	20,000	20,000	100.0
6800 Millcreek Drive	Apr-06	—	83,758	83,758	100.0
101 Aquila Way	Apr-06	—	313,581	313,581	100.0
12001 North Freeway	Apr-06	19,279	281,426	300,705	98.1
14901 FAA Boulevard	Jun-06	—	263,700	263,700	100.0
120 E. Van Buren Street	Jul-06	81,155	206,359	287,514	96.8
Gyroscoopweg 2E-2F	Jul-06	—	55,585	55,585	100.0
600 Winter Street	Sep-06	—	30,400	30,400	100.0
2300 NW 89th Place	Sep-06	—	64,174	64,174	100.0
1807 Michael Faraday Court	Oct-06	—	19,237	19,237	100.0
8100 Boone Boulevard	Oct-06	—	17,015	17,015	100.0
111 Eighth Avenue	Oct-06	—	83,137	83,137	100.0
2055 E. Technology Circle	Oct-06	76,350	—	76,350	—
114 Rue Amboise Croizat	Dec-06	229,519	122,627	352,146	56.0
Unit 9, Blanchardstown Corporate Park	Dec-06	—	120,000	120,000	85.9

Subtotal		470,037	1,717,855	2,187,892	95.2

Total		1,646,255	9,381,860	11,028,115	95.0%

(1)	Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space.
(2)	Occupancy rates exclude redevelopment space.

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005 and comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

Portfolio

As of December 31, 2006, our portfolio consisted of 59 properties, excluding one property held as an investment in an unconsolidated joint venture, with an aggregate of 9.4 million net rentable square feet excluding 1.6 million square feet held for redevelopment compared to a portfolio consisting of 44 properties with an aggregate of 8.1 million net rentable square feet excluding space held for redevelopment as of December 31, 2005 compared to a portfolio consisting of 24 properties with an aggregate of 5.4 million net rentable square feet excluding space held for redevelopment as of December 31, 2004. The increase in our portfolio reflects the acquisition of 11 properties in 2004, 20 properties in 2005 and 16 properties in 2006, net of one property sold during 2006.

Revenues

Total operating revenues from continuing operations were as follows (in thousands):

	Year Ended December 31,			Change		Percentage Change
	2006	2005	2004	2006 v 2005	2005 v 2004	2006 v 2005	2005 v 2004
Rental	$229,742	$158,428	$83,869	$71,314	$74,559	45.0%	88.9%
Tenant reimbursements	51,796	37,174	16,004	14,622	21,170	39.3%	132.3%
Other	365	5,829	—	(5,464)	5,829	(93.7%)	0.0%

Total operating revenues	$281,903	$201,431	$99,873	$80,472	$101,558	40.0%	101.7%

As shown by the same store and new properties table shown below, the increases in rental revenues and tenant reimbursement revenues in the year ended December 31, 2006 compared to 2005 were primarily due to our acquisitions of properties leading to a larger portfolio size. These factors also caused the increases in rental revenues and tenant reimbursements in the year ended December 31, 2005 compared to 2004. Other revenues changes in the years presented were primarily due to varying tenant termination revenues. We acquired 16, 20 and 11 properties during the years ended December 31, 2006, 2005 and 2004, respectively. Included in the 2006 rental revenues is $0.8 million of straight-line rent adjustment attributable to prior years. This $0.8 million out-of-period adjustment is considered by management to be immaterial to each of the years in which it accumulated.

The following table shows total operating revenues from continuing operations for same store properties and new properties (in thousands).

	Same Store Year Ended December 31,			New Properties Year Ended December 31,
	2006	2005	Change	2006	2005	Change
Rental	$135,031	$123,860	$11,171	$94,711	$34,568	$60,143
Tenant reimbursements	33,317	27,981	5,336	18,479	9,193	9,286
Other	197	4,434	(4,237)	168	1,395	(1,227)

Total operating revenues	$168,545	$156,275	$12,270	$113,358	$45,156	$68,202

Same store rental revenues increased for the year ended December 31, 2006 compared to the same period in 2005 primarily as a result of new leases at our properties during 2006, the largest of which was for space in 200 Paul Avenue 1-4, 300 Boulevard East and 1100 Space Park Drive. Same store tenant reimbursement revenues increased for the year ended December 31, 2006 compared to the same period in 2005 primarily as a result of higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 200 Paul Avenue 1-4, 2323 Bryan Street and 1100 Space Park Drive. The decrease in same store other revenues was due to termination fee revenues recognized for the year ended December 31, 2005, primarily for a tenant located at 600 West Seventh Street, while the decrease in new properties other revenues was due to termination fee revenues recognized for the year ended December 31, 2005, primarily for a tenant located at 833 Chestnut Street.

New property increases were caused by properties acquired during the period from January 1, 2005 to December 31, 2006. For the year ended December 31, 2006, 350 East Cermak Road, Savvis portfolio (comprising five properties acquired in June 2005), 12001 North Freeway and 120 E. Van Buren Street contributed $36.7 million, or approximately 54% of the total new properties increase in total operating revenues compared to the same period in 2005.

	Same Store Year Ended December 31,			New Properties Year Ended December 31,
	2005	2004	Change	2005	2004	Change
Rental	$56,216	$56,690	$(474)	$102,212	$27,179	$75,033
Tenant reimbursements	11,735	10,288	1,447	25,439	5,716	19,723
Other	366	—	366	5,461	—	5,461

Total operating revenues	$68,317	$66,978	$1,339	$133,112	$32,895	$100,217

Same store tenant reimbursement revenues increased in the year ended December 31, 2005 compared to 2004 primarily as a result of increased operating expenses leading to higher tenant reimbursement income and favorable outcomes of tenant reimbursement billings in 2005.

Expenses

Total expenses from continuing operations were as follows (in thousands):

	Year Ended December 31,			Change		Percentage Change
	2006	2005	2004	2006 v 2005	2005 v 2004	2006 v 2005	2005 v 2004
Rental property operating and maintenance	$61,052	$41,030	$17,081	$20,022	$23,949	48.8%	140.2%
Property taxes	28,052	20,992	8,601	7,060	12,391	33.6%	144.1%
Insurance	3,757	2,728	1,751	1,029	977	37.7%	55.8%
Depreciation and amortization	89,936	59,616	28,789	30,320	30,827	50.9%	107.1%
General and administrative	20,441	12,615	20,989	7,826	(8,374)	62.0%	(39.9%)
Asset management fees to related party	—	—	2,655	—	(2,655)	0.0%	(100.0%)
Other	1,111	1,635	1,078	(524)	557	(32.0%)	51.7%

Total operating expenses	204,349	138,616	80,944	65,733	57,672	47.4%	71.2%
Interest expense	51,924	37,724	23,102	14,200	14,622	37.6%	63.3%
Loss from early extinguishment of debt	527	1,021	283	(494)	738	(48.4%)	260.8%

Total expenses	$256,800	$177,361	$104,329	$79,439	$73,032	44.8%	70.0%

As shown in the same store expense and new properties table below, total expenses in the year ended December 31, 2006 increased compared to 2005 primarily as a result of higher operating expenses following acquisition of properties. The following table shows expenses from continuing operations for same store properties and new properties (in thousands).

	Same Store Year Ended December 31,			New Properties Year Ended December 31,
	2006	2005	Change	2006	2005	Change
Rental property operating and maintenance	$38,383	$30,388	$7,995	$22,669	$10,642	$12,027
Property taxes	13,046	13,479	(433)	15,006	7,513	7,493
Insurance	2,271	2,123	148	1,486	605	881
Depreciation and amortization	48,628	44,391	4,237	41,308	15,225	26,083
General and administrative(1)	20,441	12,615	7,826	—	—	—
Other	774	1,615	(841)	337	20	317

Total operating expenses	123,543	104,611	18,932	80,806	34,005	46,801
Interest expense	28,999	28,207	792	22,925	9,517	13,408
Loss from early extinguishment of debt	527	1,021	(494)	—	—	—

Total expenses	$153,069	$133,839	$19,230	$103,731	$43,522	$60,209

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.

New property increases were caused by properties acquired during the period from January 1, 2005 to December 31, 2006. For the year ended December 31, 2006, 350 East Cermak Road, 600-780 S. Federal Street, 12001 North Freeway and 120 E. Van Buren Street contributed $29.0 million, or approximately 47% in total expenses compared to the same period in 2005.

Same store rental property operating and maintenance expenses increased for the year ended December 31, 2006 compared to the same period in 2005 primarily as a result of higher utility rates in several of our properties leading to higher utility expense in 2006. Rental property operating and maintenance expenses included amounts paid to related parties, CB Richard Ellis and The Linc Group, for property management and other fees of $2.6 million and $1.9 million in the year ended December 31, 2006 and 2005, respectively. CB Richard Ellis and The Linc Group are related parties of GI Partners. We capitalized amounts relating to compensation expense of employees directly engaged in construction and successful leasing activities of $2.4 million and $0.4 million in the years ended December 31, 2006 and 2005, respectively.

Same store depreciation and amortization expense increased in the year ended December 31, 2006 compared to 2005, principally because of the acceleration of depreciation on assets associated with leases by VarTec, a former tenant, which was in bankruptcy.

General and administrative expenses for the year ended December 31, 2006 increased compared to the same period in 2005 primarily due to the growth of our company, which resulted in more employees, incentive compensation, and higher insurance, legal and consulting costs. Included in the 2006 general and administrative expenses is a writeoff of approximately $0.5 million of pre-acquisition costs related to a previously targeted acquisition in Germany.

Other expenses are primarily comprised of write-offs of the carrying amounts for deferred tenant improvements, acquired in place lease value and acquired above market lease values as a result of the early termination of tenant leases. Other expenses decreased for the year ended December 31, 2006 compared to the same period in 2005 primarily due to the write off of assets following the termination of a tenant in 2005.

Same store interest expense increased for the year ended December 31, 2006 as compared to the same period in 2005 primarily as a result of higher average outstanding debt balances during 2006 compared to 2005 related to refinancings on 200 Paul Avenue 1-4, 600 West Seventh Street, 34551 Ardenwood Boulevard 1-4 and 2334 Lundy Place partially offset by lower average outstanding balances during 2006 compared to 2005 for 47700 Kato Road and 1055 Page Avenue. Interest incurred on our unsecured credit facility and senior exchangeable debentures is allocated entirely to new properties in the table above. Interest capitalized during the years ended December 31, 2006 and 2005 was $3.9 million and $0.3 million.

	Same Store Year Ended December 31,			New Properties Year Ended December 31,
	2005	2004	Change	2005	2004	Change
Rental property operating and maintenance	$12,124	$10,385	$1,739	$28,906	$6,696	$22,210
Property taxes	5,747	6,473	(726)	15,245	2,128	13,117
Insurance	659	923	(264)	2,069	828	1,241
Depreciation and amortization	19,388	19,267	121	40,228	9,522	30,706
General and administrative(1)	12,615	20,989	(8,374)	—	—	—
Asset management fees to related party(1)	—	2,655	(2,655)	—	—	—
Other	315	963	(648)	1,320	115	1,205

Total operating expenses	50,848	61,655	(10,807)	87,768	19,289	68,479
Interest expense	17,342	15,108	2,234	20,382	7,994	12,388
Loss from early extinguishment of debt	150	135	15	871	148	723

Total expenses	$68,340	$76,898	$(8,558)	$109,021	$27,431	$81,590

(1)	General and administrative expenses and asset management fees to related party are included in same store as they are not allocable to specific properties.

Same store rental property and maintenance expenses increased in 2005 compared to 2004 primarily as a result of utility rate increases in the Dallas region.

Property taxes increases in the years presented were primarily a result of new properties acquired in later years leading to a larger expense. Same store property taxes decreased in the year ended December 31, 2005 compared to 2004 primarily due to a favorable outcome of appealing a property tax amount at 4055 Valley View Lane.

Insurance expense increases in the years presented was primarily a result of new properties acquired in later years leading to a larger expense. Same store insurance decreased in the year ended December 31, 2005 compared to 2004 primarily as a result of more favorable insurance rates on our properties following a more established insurance history and claim pattern of properties under our ownership.

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

For the year ended December 31, 2004, the monthly asset management fee to a related party was based on a fixed percentage of capital commitments by the investors in GI Partners, a portion of which was allocated to the Company Predecessor. Effective as of the completion of our IPO, no such fees are allocated to us.

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

Interest expense increases were associated with new mortgage and other secured debt incurred primarily in connection with the properties added to our portfolio. The increase in interest related to property acquisitions in all years presented was partially offset by a reduction in interest related to loans repaid or refinanced. Same store interest expense increased in 2005 compared to 2004 primarily because the interest rates obtained on interest rate swaps upon completion of our IPO in November 2004 were higher than interest rates prevailing throughout 2004. This effect was partially offset by the repayment of $22.0 million of a mezzanine loan in November 2005.

Net loss from early extinguishment of debt related to prepayment costs and the write offs of unamortized deferred financing costs when we prepaid loans. The net loss from early extinguishment of debt increased in the year ended December 31, 2005 compared to 2004 as a result of higher loan prepayments.

Discontinued operations

Discontinued operations relate to 7979 East Tufts Avenue, a property acquired in October 2003 which we classified as held for sale in June 2006 and sold on July 12, 2006. Results of discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Total revenues	$3,458	$6,104	$7,147
Total expenses	3,806	7,091	8,473

Loss from discontinued operations before minority interests	$(348)	$(987)	$(1,326)

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

As of December 31, 2006, we had $22.3 million of cash and cash equivalents, excluding $28.1 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements and leasing deposits.

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

As of December 31, 2006, our Operating Partnership had a $500 million unsecured credit facility. Borrowings under this credit facility currently bear interest at a rate based on LIBOR and EURIBOR plus a margin ranging from 1.250% to 1.625%, depending on our Operating Partnership’s overall leverage, which margin was 1.50% as of December 31, 2006. The unsecured credit facility matures in October 2008, subject to a one-year extension option that we may exercise if certain conditions are met. The unsecured credit facility has a $150.0 million sub-facility for foreign exchange advances in Euros and British Sterling. We intend to use available borrowings under the unsecured credit facility to, among other things, finance the acquisition of additional properties, to fund tenant improvements and capital expenditures, fund redevelopment activities and to provide for working capital and other corporate purposes. As of December 31, 2006, we had outstanding $145.5 million under the credit facility and the amount available for use was $148.0 million.

Financing transactions in 2006

On December 20, 2006, we closed on the acquisition of Unit 9, Blanchardstown Corporate Park in Dublin, Ireland for approximately €36.5 million ($47.9 million based on the rate of exchange on December 20, 2006). Simultaneously, we closed on a €28.2 million ($37.1 million based on the rate of exchange on December 20, 2006) loan with 1.5% amortization per annum at a swapped fixed interest rate of 5.350% which matures on January 18, 2012.

On December 5, 2006, we closed on the acquisition of 114 Rue Ambroise Croizat in Paris, France for approximately €40.4 million ($53.8 million based on the rate of exchange on December 5, 2006). Simultaneously, we closed on a €32.8 million ($43.7 million based on the rate of exchange on December 5, 2006) loan with 1.5% amortization per annum at a swapped fixed interest rate of 5.126% which matures on January 18, 2012.

On October 24, 2006, we completed the financing of 1100 Space Park Drive in Santa Clara, California. The new $55.0 million loan has an interest rate of 5.886%, no principal amortization for three years, and the maturity date is December 11, 2016. The proceeds from the financing were used to reduce the balance of our unsecured credit facility.

On October 4, 2006 we issued 9.2 million common shares for net proceeds of $267.7 million after offering costs. We used proceeds from this issuance to pay $133.8 million for the redemption of 4.6 million common Operating Partnership units tendered by GI Partners, with the remainder used to temporarily reduce the balance of our unsecured credit facility.

On September 8, 2006, we re-financed the mortgage related to the Global Marsh properties (34551 Ardenwood Boulevard 1-4, 2334 Lundy Place, and 2440 Marsh Lane) and put in place two separate mortgages. 34551 Ardenwood Boulevard 1-4 was refinanced with a $55.0 million loan at an interest rate of 5.950% and a maturity date of November 11, 2016. 2334 Lundy Place was refinanced with a $40.0 million loan at an interest rate of 5.955% and a maturity date of November 11, 2016. 2440 Marsh Lane has been placed in our redevelopment asset pool. The excess proceeds from the re-financings were used to reduce the balance on our unsecured credit facility.

On August 15, 2006, our Operating Partnership issued $172.5 million of its 4.125% Exchangeable Senior Debentures due August 15, 2026. The Debentures are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest is payable on August 15 and February 15 of each year beginning February 15, 2007 until the maturity date of August 15, 2026. The Debentures bear interest at 4.125% per annum and contain an exchange settlement feature, which provides that the Debentures may, under certain circumstances, be exchangeable for cash (up to the principal amount of the Debentures) and, with respect to any excess exchange value, into cash, shares of our common stock or a combination of cash and shares of our common stock at an initial exchange rate of approximately 30.68 shares per $1,000 principal amount of Debentures. The $166.3 million in net proceeds from the sale of the Debentures were used to reduce the balance on our unsecured credit facility.

On July 27, 2006, we closed on the acquisition of Gyroscoopweg 2E-2F in Amsterdam, Netherlands for approximately €8.9 million ($11.3 million based on the rate of exchange on July 27, 2006). Simultaneously, we closed a €7.1 million ($9.0 million based on the rate of exchange on July 27, 2006) with 1.5% amortization per annum at a swapped fixed rate of 5.49% which matures on October 18, 2013.

On June 23, 2006, we completed the financing of Chemin de l’Epingler 2 in Geneva, Switzerland. The €8.1 million ($10.1 million based on the rate of exchange on June 23, 2006) loan with 1.5% amortization per annum has a swapped fixed interest rate of 5.57% and matures on July 18, 2013. Proceeds from the financing were used to reduce the balance on our unsecured credit facility.

On May 17, 2006, we completed the financing of Paul van Vlissingenstraat 16 in Amsterdam, Netherlands. The €11.2 million ($14.3 million based on the rate of exchange on May 17, 2006) loan with 1.5% amortization per annum has a swapped fixed interest rate of 5.58% and matures on July 18, 2013. Proceeds from the financing were used to reduce the balance on our unsecured credit facility.

On May 30, 2006, we issued 4.0 million shares of common stock at a price of $24.40, which resulted in net proceeds of approximately $94.5 million after offering costs which were used to temporarily reduce the balance on our unsecured credit facility.

On April 20, 2006, we re-financed the mortgage related to 6 Braham Street in London, England, which resulted in a new loan for £13.2 million ($23.0 million based on the rate of exchange on April 20, 2006) at a variable interest rate of UK LIBOR plus 0.90% which matures in April 2011. In April 2006, we also entered into an interest rate swap agreement to hedge variability in cash flows related to this loan. The swapped fixed interest rate of 5.84% is effective from July 10, 2006 through April 10, 2011.

On March 3, 2006, we re-financed the mortgage related to 600 West Seventh Street in Los Angeles, California. The new $60.0 million loan has an interest rate of 5.80% and a maturity date of March 15, 2016. Excess proceeds from the re-financing were used to reduce the balance on our unsecured credit facility.

On February 28, 2006, we prepaid the outstanding balance of $17.5 million on our 47700 Kato Road & 1055 Page Avenue property mortgage. No prepayment fees were incurred as a result of this prepayment.

During the year ended December 31, 2006 we acquired the following properties:

Property	Metropolitan Area	Date Acquired	Purchase Price (in millions)(2)
4025 Midway Road	Dallas	January 6, 2006	$16.2
Clonshaugh Industrial Estate	Dublin, Ireland	February 6, 2006	6.3
6800 Millcreek Drive	Toronto, Canada	April 13, 2006	16.0
101 Aquila Way	Atlanta	April 20, 2006	25.3
12001 North Freeway	Houston	April 26, 2006	30.5
14901 FAA Boulevard	Dallas	June 30, 2006	50.6
120 E. Van Buren Street	Phoenix	July 25, 2006	175.0
Gyroscoopweg 2E-2F	Amsterdam, Netherlands	July 27, 2006	11.2
600 Winter Street	Boston	September 13, 2006	8.7
2300 NW 89th Place	Miami	September 26, 2006	5.6
AboveNet Properties(1)	Various	October 1, 2006	40.1
2055 E. Technology Circle	Phoenix	October 17, 2006	9.7
114 Rue Ambroise Croizat	Paris, France	December 5, 2006	53.8
Unit 9, Blanchardstown Corporate Park	Dublin, Ireland	December 20, 2006	47.9

			$496.9

(1)	The purchase includes a fee-simple ownership of 1807 Michael Faraday Court in Reston, Virginia and two leasehold interests at 111 Eight Avenue in New York City and 8100 Boone Boulevard in Vienna, Virginia.

(2)	Excludes investment in property in Seattle, Washington, in which we acquired a 49% interest in November 2006 for approximately $30.5 million.

We financed the purchase of these properties through the sale of common stock in May 2006 and October 2006, the issuance of $172.5 million of senior exchangeable debentures in August 2006, borrowings under our line of credit facility as well as secured mortgage financings.

Future uses of cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of December 31, 2006, we had commitments under leases in effect for $13.0 million of tenant improvement costs and leasing commissions all of which we expect to incur in the near future.

As of December 31, 2006, we have identified from our existing properties approximately 1.6 million square feet of redevelopment space and we also owned approximately 850,000 net rentable square feet of datacenter space with extensive installed tenant improvements that we may subdivide for multi-tenant turn-key datacenter use during the next two years rather than lease such space to large single tenants. Turn-Key Datacenter space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional turn-key data space, we may incur significant tenant improvement costs to build out and redevelop these spaces for which we would we need to raise significant additional capital.

Subsequent to December 31, 2006 we acquired the following properties:

Location	Purchase Price ($ millions)	Purchase Completed on:
21110 Ridgetop Circle, Sterling, Virginia	$17.0	January 5, 2007
3011 LaFayette Street, Santa Clara, California	13.5	January 22, 2007
44470 Chillum Place, Ashburn, Virginia	42.5	February 27, 2007

	$73.0

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

Distributions

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to continue to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred stockholders, common stockholders and unit holders from cash flow from operating activities. All such distributions are at the discretion of our board of directors. We may be required to use borrowings under the credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our status as a REIT. The exchange rate on our $172.5 million principal amount of exchangeable debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.265 per share per quarter. Therefore, increases to our quarterly dividend may increase the dilutive impact of the exchangeable debentures on our common stockholders. See Part I, Item 1A, Risk Factors “Risks Related to Our Business and Operations—The exchange and repurchase rights of our exchangeable debentures may be detrimental to holders of common stock.”

In 2006, 2005 and 2004, we have declared the following dividends:

Date dividend and distribution declared	Share class	Dividend and distribution amount per share	Period covered	Dividend and distribution payable date	Annual equivalent rate of dividend and distribution per share	Dividend and distribution amount (in thousands)
February 27, 2006	Series A Preferred Stock	$0.53125	January 1, 2006 to March 31, 2006	March 31, 2006 to shareholders of record on March 15, 2006.	$2.125	$2,199
February 27, 2006	Series B Preferred Stock	$0.49219	January 1, 2006 to March 31, 2006	March 31, 2006 to shareholders of record on March 15, 2006.	1.969	1,246
February 27, 2006	Common stock and operating partnership common units and long term incentive units.	$0.26500	January 1, 2006 to March 31, 2006	March 31, 2006 to shareholders of record on March 15, 2006.	1.060	15,642
May 1, 2006	Series A Preferred Stock	$0.53125	April 1, 2006 to June 30, 2006	June 30, 2006 to shareholders of record on June 15, 2006.	2.125	2,199
May 1, 2006	Series B Preferred Stock	$0.49219	April 1, 2006 to June 30, 2006	June 30, 2006 to shareholders of record on June 15, 2006.	1.969	1,246
May 1, 2006	Common stock and operating partnership common units and long term incentive units.	$0.26500	April 1, 2006 to June 30, 2006	June 30, 2006 to shareholders of record on June 15, 2006.	1.060	16,709
July 31, 2006	Series A Preferred Stock	$0.53125	July 1, 2006 to September 30, 2006	October 2, 2006 to shareholders of record on September 15, 2006.	2.125	2,199
July 31, 2006	Series B Preferred Stock	$0.49219	July 1, 2006 to September 30, 2006	October 2, 2006 to shareholders of record on September 15, 2006.	1.969	1,246
July 31, 2006	Common stock and operating partnership common units and long term incentive units.	$0.26500	July 1, 2006 to September 30, 2006	October 2, 2006 to shareholders of record on September 15, 2006.	1.060	16,607
October 31, 2006	Series A Preferred Stock	$0.53125	October 1, 2006 to December 31, 2006	December 29, 2006 to shareholders of record on December 15, 2006.	2.125	2,199
October 31, 2006	Series B Preferred Stock	$0.49219	October 1, 2006 to December 31, 2006	December 29, 2006 to shareholders of record on December 15, 2006.	1.969	1,246
October 31, 2006	Common stock and operating partnership common units and long term incentive units.	$0.28625	October 1, 2006 to December 31, 2006	January 16, 2007 to shareholders of record on December 29, 2006.	1.145	19,387

Total dividends and distributions declared through December 31, 2006:

	Declared in 2004	Declared in 2005	Declared in 2006	Total
Series A Preferred Stock	$—	$7,868	$8,796	$16,664
Series B Preferred Stock	—	2,146	4,984	7,130
Common stock and operating partnership common units and long term incentive units.	8,276	55,787	68,345	132,408

	$8,276	$65,801	$82,125	$156,202

The tax treatment of dividends on common stock paid in 2006 is estimated as follows: approximately 74% ordinary income and 26% return of capital. The tax treatment of dividends on common stock paid in 2005 is as follows: approximately 87% ordinary income and 13% return of capital. All dividends paid on our preferred stock in 2006 and 2005 were classified as ordinary income for income tax purposes.

Contractual Commitments

The following table summarizes our contractual obligations as of December 31, 2006, including the maturities and scheduled principal on our secured debt and unsecured credit facility debt, and provides information about the commitments due in connection with our ground leases, tenant improvement and leasing commissions (in thousands):

Obligation	Total	2007	2008-2009	2010-2011	Thereafter
Long-term debt principal payments(1)	$1,120,672	$8,085	$362,906	$217,011	$532,670
Interest payable(2)	340,828	63,862	102,942	76,373	97,651
Ground leases(3)	19,918	403	806	806	17,903
Operating lease	29,670	4,075	7,922	8,457	9,216
Tenant improvements and leasing commissions	13,042	13,042	—	—	—

	$1,524,130	$89,467	$474,576	$302,647	$657,440

(1)	Includes $145.5 million of borrowings under our unsecured credit facility, which is due to mature in October 2008 and excludes $2.0 million of loan premiums.
(2)	Interest payable is based on the interest rate in effect on December 31, 2006 including the effect of interest rate swaps. Interest payable excluding the effect of interest rate swaps is as follows (in thousands):

2007	$65,056
2008-2009	103,880
2010-2011	76,185
Thereafter	97,561

$342,682

(3)	This is comprised of ground lease payments on 2010 East Centennial Circle, Chemin de l’Epinglier 2, Clonshaugh Industrial Estate, Paul van Vlissingenstraat 16 and Gyroscoopweg 2E-2F. After February 2036, rent for the remaining term of the 2010 East Centennial Circle ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information. The Chemin de l’Epinglier 2 ground lease which expires in July 2074 contains potential inflation increases which are not reflected in the table above. The Paul van Vlissingenstraat, 16 Chemin de l’Epinglier 2, Gyroscoopweg 2E-2F and Clonshaugh Industrial Estate amounts are translated at the December 31, 2006 exchange rate of $1.32 per € 1.00.

We have agreed with the seller of the 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 263,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013. We have no liability for this contingent liability on our balance sheet at December 31, 2006.

As of December 31, 2006, we were a party to interest rate swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. Under these swaps, we pay or receive cash net settlements from our swap counterparties based on the notional amounts of our swap agreements and the difference between the fixed swap rate and the underlying benchmark interest rate on our variable rate debt which effectively converts the hedged variable rate debt to a fixed rate over the term of the interest rate swap agreements. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt, at December 31, 2006 (in millions):

Debt Summary:
Fixed rate	$687.5
Variable rate—hedged by interest rate swaps	289.6

Total fixed rate	977.1
Variable rate—unhedged	145.5

Total	$1,122.6

Percent of Total Debt:
Fixed rate (including swapped debt)	87.0%
Variable rate	13.0%

Total	100.0%

Effective Interest Rate as of December 31, 2006:
Fixed rate (including swapped debt)	5.52%
Variable rate—unhedged	6.82%
Effective interest rate	5.69%

As of December 31, 2006, we had approximately $1.1 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total market capitalization was approximately 31% (based on the closing price of our common stock on December 31, 2006 of $34.23). The variable rate debt shown above bears interest at interest rates based on various LIBOR, GBP LIBOR and EURIBOR rates ranging from one to twelve months, depending on the respective agreement governing the debt. Assuming maturity of our exchangeable senior debentures at their first redemption date in August 2011, as of December 31, 2006, our debt had a weighted average term to initial maturity of approximately 5.8 years (approximately 6.1 years assuming exercise of extension options).

Unsecured Credit Facility. As of December 31, 2006, we had an unsecured credit facility (credit facility) under which we can borrow up to $500.0 million. Borrowings under the credit facility currently bear interest at a rate of based on LIBOR and EURIBOR plus a margin ranging from 1.250% to 1.625%, depending on our Operating Partnership’s overall leverage. This margin was 1.50% as of December 31, 2006, resulting in an interest rate at this date of 6.82% on U.S. borrowings and 5.13% on Euro borrowings. The credit facility matures in October 2008, subject to a one-year extension option, which we may exercise if certain conditions are met. The credit facility has a $150.0 million sub-facility for foreign exchange advances in Euros and British Sterling. As of December 31, 2006 we had outstanding $145.5 million under the credit facility and $148.0 million was available for use.

Off-Balance Sheet Arrangements

As of December 31, 2006, we were a party to interest rate cap agreements in connection with debt and interest rate swap agreements related to $289.6 million of outstanding principal on our variable rate debt. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

The exchangeable senior debentures provide for excess exchange value to be paid in shares of our common stock if our stock price exceeds a certain amount. See note 6 to our financial statements for a further description of our senior exchangeable debentures.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated and combined statements of cash flows in Item 8—“Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005 and Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

The following table shows cash flows and ending cash and cash equivalent balances for the years ended December 31, 2006, 2005 and 2004, respectively. Cash flows include the cash flows of 7979 East Tufts Avenue, a property which we classified as held for sale in June 2006 and sold on July 12, 2006 (in thousands).

	Year ended December 31,			Increase / (Decrease)
	2006	2005	2004	2006 v 2005	2005 v 2004
Net cash provided by operating activities (including discontinued operations)	$103,001	$82,848	$44,638	$20,153	$38,210
Net cash used in investing activities	(601,788)	(480,815)	(371,277)	(120,973)	(109,538)
Net cash provided by financing activities	510,118	404,340	326,022	105,778	78,318

Net increase (decrease) in cash and cash equivalents	$11,331	$6,373	$(617)	$4,958	$6,990

The increases in net cash provided by operating activities was primarily due to revenues from the properties added to our portfolio which was partially offset by increased operating and interest expenses. We acquired 16, 20 and 11 properties during the years ended December 31, 2006, 2005 and 2004 respectively.

Net cash used in investing activities increased primarily as a result of new properties acquired during the year and higher capital improvements being added to our redevelopment projects.

Net cash flows from financing activities consisted of the following amounts (in thousands).

	Year ended December 31,			Increase / (Decrease)
	2006	2005	2004	2006 v 2005	2005 v 2004
Net proceeds from borrowings	$353,504	$231,829	$163,471	$121,675	$68,358
Net proceeds from issuance of stock	365,337	258,265	230,798	107,072	27,467
Dividend and distribution payments	(78,377)	(58,438)	—	(19,939)	(58,438)
Redemption of Operating Partnership units	(133,822)	—	—	(133,822)	—
Other	3,476	(27,316)	(68,247)	30,792	40,931

Net cash provided by financing activities	$510,118	$404,340	$326,022	$105,778	$78,318

Proceeds from issuance of stock were primarily related to our common stock offering in October 2006, May 2006 and July 2005 along with our initial public offering in 2004 and preferred stock offerings in February 2005 and July 2005. We obtained mortgage loans for approximately $347.3 million, $181.0 million and $267.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. We issued $172.5 million of Senior Exchangeable Debentures on August 15, 2006.

Minority interest

Minority interests relate to the interests in the Operating Partnership that are not owned by us, which, as of December 31, 2006, amounted to 20.1% of the Operating Partnership common units. In conjunction with our formation, GI Partners received common units, in exchange for contributing ownership interests in properties to the Operating Partnership. Also in connection with acquiring real estate interests owned by third parties, the Operating Partnership issued common units to those sellers.

Limited partners who acquired common units in the formation transactions have the right to require the Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to registration rights agreements we entered into with GI Partners and the other third party contributors, we filed a shelf registration statement covering the issuance of the shares of our common stock issuable upon redemption of the common units, and the resale of those shares of common stock by the holders. GI Partners distributed approximately 4.0 million Operating Partnership common units to its owners and these units were redeemed for shares of our common stock and sold to third parties in an underwritten public offering, which closed on April 3, 2006. On October 4, 2006 we issued 9.2 million common shares for net proceeds of $267.7 million after offering costs. We used approximately $133.8 million of the proceeds to pay GI Partners for the redemption of 4.6 million common Operating Partnership units. On December 1, 2006, GI Partners redeemed 3.3 million Operating Partnership common units for shares of common stock, which were sold to third parties in an underwritten public offering.

During the year ended December 31, 2006, third parties redeemed 775,665 Operating Partnership units in exchange for shares of our common stock. These redemptions by GI Partners and the third parties were each recorded as a reduction to minority interest and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet. We did not receive any cash proceeds upon redemption of any of these Operating Partnership units.

Inflation

Substantially all of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

New Accounting Pronouncements Issued But Not Yet Adopted

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective as of January 1, 2007 and the cumulative effects of applying this Interpretation will be recorded as an adjustment to retained earnings as of January 1, 2007. Additional guidance from the FASB on FIN 48 is pending. As a result, we are currently unable to finalize our estimate of the impact that adopting this Interpretation will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; however, the standard will impact how other fair value based GAAP is applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early adoption encouraged. We are currently assessing the impact this statement will have on our consolidated financial statements.

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

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of December 31, 2006, our consolidated debt was as follows (in millions):

Fixed rate debt:
Fair value of fixed rate mortgage loans and exchangeable senior debentures	$879.5
Carrying value of fixed rate mortgage loans and exchangeable senior debentures	860.0

Excess of fair value over carrying value	$19.5

Total outstanding debt:
Principal on mortgage loans	802.6
Debt premium on two mortgage loans	2.0
Exchangeable senior debentures	172.5
Notes payable under line of credit	145.5

Total outstanding debt	$1,122.6

Variable rate debt ignoring interest rate swaps	$435.1
Variable rate debt after interest rate swaps	$145.5
Variable rate debt after interest rate swaps as percentage of total outstanding debt	13.0%

Interest rate swaps included in this table and their fair values as of December 31, 2006 were as follows (in thousands):

Current Notional Amount		Strike Rate	Effective Date	Expiration Date	Fair Value
$20,565		3.754	Nov. 26, 2004	Jan. 1, 2009	491
20,000		3.824	Nov. 26, 2004	Apr. 1, 2009	517
8,775		5.020	Dec. 1, 2006	Dec. 1, 2008	6
99,252		4.025	May 26, 2005	Jun. 15, 2008	1,490
25,831	(1)	4.944	Jul. 10, 2006	Apr. 10, 2011	404
14,661	(2)	3.981	May 17, 2006	Jul. 18, 2013	21
10,605	(2)	4.070	Jun. 23, 2006	Jul. 18, 2013	(37)
9,332	(2)	3.989	Jul. 27, 2006	Oct. 18, 2013	11
43,260	(2)	3.776	Dec. 5, 2006	Jan. 18, 2012	421
37,193	(2)	4.000	Dec. 20, 2006	Jan. 18, 2012	(8)

$289,474					$3,316

(1)	Translation to US amounts is based on exchange rate of $1.96 to £1.00 as of December 31, 2006.
(2)	Translation to US amounts is based on exchange rate of $1.32 to €1.00 as of December 31, 2006.

Sensitivity to changes in interest rates.

The following table shows the effect if assumed changes in interest rates occurred:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	49	$4.0
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(49)	(4.1)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	49	0.7
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	49	(0.7)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(49)	16.7
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	49	(15.5)

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

Foreign currency forward exchange risk

As of December 31, 2006, we have foreign operations in the United Kingdom, Switzerland, France, Ireland, Canada and The Netherlands and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the Euro, Swiss Francs and the British Pound, except for our Canadian property for which the functional currency is the U.S. dollar. For these currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. For the year ended December 31, 2006, operating revenues from properties outside the United States contributed $13.2 million which represented 4.7% of our operating revenues.

As of December 31, 2006, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates, however, $34.5 million of borrowings under our line of credit are foreign currency denominated borrowings. Prior to January 2006, we were party to a foreign currency forward sale contract with a notional value of approximately £7.9 million. We terminated this contract in January 2006 and received cash of approximately $0.7 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Page No.
Consolidated and Combined Financial Statements of Digital Realty Trust, Inc. and Digital Realty Trust, Inc. Predecessor

Management’s Report on Internal Control over Financial Reporting	57

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	58

Report of Independent Registered Public Accounting Firm	59

Consolidated Balance Sheets of Digital Realty Trust, Inc. as of December 31, 2006 and 2005	60

Consolidated and Combined Statements of Operations for Digital Realty Trust, Inc. for each of the years in the two-year period ended December 31, 2006 and the period from November 3, 2004 through December 31, 2004, and for Digital Realty Trust, Inc. Predecessor for the period from January 1, 2004 through November 2, 2004	61

Consolidated and Combined Statements of Stockholders’ and Owners’ Equity and Comprehensive Income (Loss) for Digital Realty Trust, Inc. for each of the years in the two-year period ended December 31, 2006 and the period November 3, 2004 through December 31, 2004, and for Digital Realty Trust, Inc. Predecessor for the period from January 1, 2004 through November 2, 2004	62

Consolidated and Combined Statements of Cash Flows for each of the years in the three-year period ended December 31, 2006	64

Notes to Consolidated and Combined Financial Statements	67

Supplemental Schedule—Schedule III—Properties and Accumulated Depreciation	96

Notes to Schedule III—Properties and Accumulated Depreciation	98

Management’s Report on Internal Control over Financial Reporting

The management of Digital Realty Trust, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Our internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial and Investment Officer, we assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 58.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Digital Realty Trust, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Digital Realty Trust, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Digital Realty Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Digital Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digital Realty Trust, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) for each of the years in the two-year period ended December 31, 2006 and for the period from November 3, 2004 (commencement of operations) through December 31, 2004, the related combined statements of operations, owners’ equity and comprehensive income of Digital Realty Trust, Inc. Predecessor, as defined in note 1 to the financial statements, for the period from January 1, 2004 through November 2, 2004, the related consolidated statement of cash flows of Digital Realty Trust, Inc. and subsidiaries for each of the years in the two-year period ended December 31, 2006 and the related consolidated and combined statement of cash flows of Digital Realty Trust, Inc. and subsidiaries and Digital Realty Trust, Inc. Predecessor for the year ended December 31, 2004, and the related financial statement schedule III, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated and combined financial statements, and the related financial statement schedule III.

/s/ KPMG LLP

San Francisco, California

February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Digital Realty Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) for each of the years in the two-year period ended December 31, 2006 and for the period from November 3, 2004 (commencement of operations) through December 31, 2004, the related combined statements of operations, owners’ equity and comprehensive income of Digital Realty Trust, Inc. Predecessor, as defined in note 1 to the financial statements, for the period from January 1, 2004 through November 2, 2004, the related consolidated statement of cash flows of Digital Realty Trust, Inc. and subsidiaries for each of the years in the two-year period ended December 31, 2006 and the related consolidated and combined statement of cash flows of Digital Realty Trust, Inc. and subsidiaries and Digital Realty Trust, Inc. Predecessor for the year ended December 31, 2004. In connection with our audits of the consolidated and combined financial statements, we also have audited financial statement schedule III, properties and accumulated depreciation. These consolidated and combined financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Realty Trust, Inc. and subsidiaries as of December 31, 2006 and 2005, the consolidated results of operations for each of the years in the two-year period ended December 31, 2006 and for the period from November 3, 2004 (commencement of operations) through December 31, 2004, the combined results of operations of Digital Realty Trust, Inc. Predecessor for the period from January 1, 2004 through November 2, 2004, the consolidated cash flows of Digital Realty Trust, Inc. and subsidiaries for each of the years in the two-year period ended December 31, 2006, and the consolidated and combined cash flows of Digital Realty Trust, Inc. and subsidiaries and Digital Realty Trust, Inc. Predecessor for the year ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, properties and accumulated depreciation, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Digital Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California

February 28, 2007

DIGITAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2006	December 31, 2005
ASSETS
Investments in real estate:
Properties:
Land	$228,728	$191,961
Acquired ground leases	3,028	1,477
Buildings and improvements	1,415,236	941,115
Tenant improvements	172,334	123,957

Total investments in properties	1,819,326	1,258,510
Accumulated depreciation and amortization	(112,479)	(64,404)

Net investments in properties	1,706,847	1,194,106
Investment in unconsolidated joint venture	29,955	—

Net investments in real estate	1,736,802	1,194,106
Cash and cash equivalents	22,261	10,930
Accounts and other receivables, net of allowance for doubtful accounts of $2,032 and $763 as of December 31, 2006 and December 31, 2005, respectively	31,293	7,587
Deferred rent	40,225	25,094
Acquired above market leases, net of accumulated amortization of $19,280 and $5,659 as of December 31, 2006 and 2005, respectively	47,292	48,237
Acquired in place lease value and deferred leasing costs, net of accumulated amortization of $86,953 and $22,972 as of December 31, 2006 and 2005, respectively	248,751	201,141
Deferred financing costs, net of accumulated amortization of $5,377 and $6,555 as of December 31, 2006 and 2005, respectively	17,500	7,659
Restricted cash	28,144	22,123
Other assets	13,951	12,293

Total Assets	$2,186,219	$1,529,170

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable under line of credit	$145,452	$181,000
Mortgage loans	804,686	568,067
Exchangeable senior debentures	172,500	—
Accounts payable and other accrued liabilities	88,698	36,869
Accrued dividends and distributions	19,386	15,639
Acquired below market leases, net of accumulated amortization of $31,669 and $9,528 as of December 31, 2006 and 2005, respectively	87,487	67,177
Security deposits and prepaid rents	19,822	11,476

Total liabilities	1,338,031	880,228
Commitments and contingencies
Minority interests in consolidated joint venture	—	206
Minority interests in operating partnership	138,416	262,239
Stockholders' equity:
Preferred Stock: $0.01 par value, 20,000,000 authorized:
Series A Cumulative Redeemable Preferred Stock, 8.50%, $103,500,000 liquidation preference ($25.00 per share), 4,140,000 issued and outstanding	99,297	99,297
Series B Cumulative Redeemable Preferred Stock, 7.875%, $63,250,000 liquidation preference ($25.00 per share), 2,530,000 issued and outstanding	60,502	60,502
Common Stock; $0.01 par value: 100,000,000 authorized, 54,257,691 and 27,363,408 shares issued and outstanding as of December 31, 2006 and December 31, 2005	542	274
Additional paid-in capital	597,334	252,562
Dividends in excess of earnings	(52,093)	(27,782)
Accumulated other comprehensive income, net	4,190	1,644

Total stockholders' equity	709,772	386,497

Total liabilities and stockholders' equity	$2,186,219	$1,529,170

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	The Company			The Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from November 3, 2004 through December 31, 2004	Period from January 1, 2004 through November 2, 2004
Operating Revenues:
Rental	$229,742	$158,428	$20,121	$63,748
Tenant reimbursements	51,796	37,174	3,992	12,012
Other	365	5,829	—	—

Total operating revenues	281,903	201,431	24,113	75,760

Operating Expenses:
Rental property operating and maintenance	61,052	41,030	4,790	12,291
Property taxes	28,052	20,992	1,959	6,642
Insurance	3,757	2,728	455	1,296
Depreciation and amortization	89,936	59,616	6,983	21,806
General and administrative	20,441	12,615	20,766	223
Asset management fees to related party	—	—	—	2,655
Other	1,111	1,635	57	1,021

Total operating expenses	204,349	138,616	35,010	45,934

Operating income (loss)	77,554	62,815	(10,897)	29,826
Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	177	—	—	—
Interest and other income	1,275	1,274	30	71
Interest expense	(51,924)	(37,724)	(5,316)	(17,786)
Loss from early extinguishment of debt	(527)	(1,021)	(283)	—

Income (loss) from continuing operations before minority interests	26,555	25,344	(16,466)	12,111
Minority interests in consolidated joint ventures of continuing operations	—	—	(20)	14
Minority interests in continuing operations of operating partnership	(5,383)	(8,818)	10,274	—

Income (loss) from continuing operations	21,172	16,526	(6,212)	12,125
Income (loss) from discontinued operations before gain on sale of assets and minority interests	(348)	(987)	96	(1,422)
Gain on sale of assets	18,096	—	—	—
Minority interests attributable to discontinued operations	(7,528)	562	(53)	23

Income (loss) from discontinued operations	10,220	(425)	43	(1,399)
Net income (loss)	31,392	16,101	(6,169)	$10,726

Preferred stock dividends	(13,780)	(10,014)	—

Net income (loss) available to common stockholders	$17,612	$6,087	$(6,169)

Income (loss) per share from continuing operations available to common stockholders:
Basic	$0.20	$0.27	$(0.30)
Diluted	$0.20	$0.27	$(0.30)

Income (loss) per share from discontinued operations:
Basic	$0.28	$(0.02)	$—
Diluted	$0.27	$(0.02)	$—

Net income (loss) per share available to common stockholders:
Basic	$0.49	$0.25	$(0.30)
Diluted	$0.47	$0.25	$(0.30)

Weighted average common shares outstanding:
Basic	36,134,983	23,986,288	20,770,875
Diluted	37,442,192	24,221,732	20,770,875

See accompanying notes to the consolidated and combined financial statements.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ AND

OWNERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Series A Preferred Stock	Series B Preferred Stock	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Dividends In Excess of Earnings	Accumulated Other Comprehensive Income, net	Owner's Equity	Total
Predecessor:
Balance at December 31, 2003	$—	$—	—	$—	$—	$—	$305	$147,646	$147,951
Contributions	—	—	—	—	—	—	—	130,264	130,264
Distributions	—	—	—	—	—	—	—	(68,971)	(68,971)
Net income	—	—	—	—	—	—	—	10,726	10,726
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	33		33

Comprehensive income									10,759

Balance at November 2 , 2004	—	—	—	—	—	—	338	219,665	220,003
The Company:
Reclassify Predecessor owner's equity	—	—	—	—	219,665	—	—	(219,665)	—
Net proceeds from sale of common stock	—	—	21,421,300	214	230,584	—	—	—	230,798
Record minority interests	—	—	—	—	(267,851)	—	(201)	—	(268,052)
Amortization of deferred compensation regarding share based awards, net of minority interests	—	—	—	—	13	—	—	—	13
Dividends	—	—	—	—	—	(3,348)	—	—	(3,348)
Net loss	—	—	—	—	—	(6,169)	—	—	(6,169)
Other comprehensive loss — Fair value of interest rate swaps, net of minority interests	—	—	—	—	—	—	(11)	—	(11)
Other comprehensive loss — Foreign currency translation adjustments, net of minority interests	—	—	—	—	—	—	(35)	—	(35)

Comprehensive loss									(6,215)

Balance at December 31, 2004	—	—	21,421,300	214	182,411	(9,517)	91	—	173,199
Issuance of series A preferred stock, net of offering costs	99,297	—	—	—	—	—	—		99,297
Issuance of series B preferred stock, net of offering costs	—	60,502	—	—	—	—	—		60,502
Net proceeds from sale of common stock	—	—	5,870,891	59	97,713	—	—		97,772
Issuance of restricted stock			13,063	—	—				—
Exercise of stock options	—	—	58,154	1	717	—	—		718
Reallocation between minority interests and stockholders' equity resulting from changes in the relative ownership	—	—	—	—	(28,494)	—	—		(28,494)
Amortization of deferred compensation regarding share based awards, net of minority interests	—	—	—	—	215	—	—		215
Dividends declared on preferred stock	—	—	—	—	—	(10,014)	—		(10,014)

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ AND

OWNERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)—(Continued)

(in thousands, except share data)

	Series A Preferred Stock	Series B Preferred Stock	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Dividends In Excess of Earnings	Accumulated Other Comprehensive Income, net	Owner's Equity	Total
Dividends declared on common stock	—	—	—	—	—	(24,352)	—		(24,352)
Net income	—	—	—	—	—	16,101	—		16,101
Other comprehensive income—Foreign currency translation adjustments, net of minority interests	—	—	—	—	—	—	(27)		(27)
Other comprehensive income—Fair value of interest rate swaps, net of minority interests							1,365		1,365
Other comprehensive income—Reclassification of other comprehensive income to interest expense, net of minority interests	—	—	—	—	—	—	215		215

Comprehensive income									17,654

Balance at December 31, 2005	99,297	60,502	27,363,408	274	252,562	(27,782)	1,644	—	386,497
Conversion of units to common stock	—	—	13,405,548	133	115,788	—	—	—	115,921
Net proceeds from sale of common stock	—	—	13,200,000	132	361,593	—	—	—	361,725
Exercise of stock options	—	—	288,735	3	2,595	—	—	—	2,598
Reallocation between minority interests and stockholders' equity resulting from changes in the relative ownership	—	—	—	—	(136,235)	—	—	—	(136,235)
Amortization of deferred compensation regarding share based awards, net of minority interests	—	—	—	—	1,031	—	—	—	1,031
Dividends declared on preferred stock	—	—	—	—	—	(13,780)	—	—	(13,780)
Dividends declared on common stock	—	—	—	—	—	(41,923)	—	—	(41,923)
Net income	—	—	—	—	—	31,392	—	—	31,392
Other comprehensive income—Foreign currency translation adjustments, net of minority interests	—	—	—	—	—	—	2,643	—	2,643
Other comprehensive income—Fair value of interest rate swaps, net of minority interests	—	—	—	—	—	—	1,161	—	1,161
Other comprehensive income—Reclassification of other comprehensive income to interest expense, net of minority interests	—	—	—	—	—	—	(1,258)	—	(1,258)

Comprehensive income	—	—	—	—	—	—	—	—	33,938

Balance at December 31, 2006	$99,297	$60,502	54,257,691	$542	$597,334	$(52,093)	$4,190	$—	$709,772

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	The Company		The Company and the Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Cash flows from operating activities (including discontinued operations):
Net income	$31,392	$16,101	$4,557
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of assets	(18,096)	—	—
Minority interests in operating partnership and discontinued operations	12,911	8,256	(10,238)
Equity in earnings of unconsolidated joint venture	(177)	—	—
Distributions from unconsolidated joint venture	650	—	—
Distributions to joint venture partner	—	—	(288)
Write-off of net assets (liabilities) due to early lease terminations	450	(228)	2,204
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases, including amounts for discontinued operations	52,795	33,750	18,254
Amortization over the vesting period of the fair value of share-based compensation	1,787	318	32
Compensation expense for fully vested long-term incentive units granted	—	—	17,887
Allowance for doubtful accounts	1,269	401	107
Amortization of deferred financing costs	3,842	2,921	4,590
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	106	571	283
Amortization of debt premium	(229)	(138)	(903)
Amortization of acquired in place lease value and deferred leasing costs	38,175	28,482	13,144
Amortization of acquired above market leases and acquired below market leases, net	(7,244)	(1,866)	(190)
Changes in assets and liabilities:
Accounts and other receivables	(10,950)	(4,737)	(2,394)
Deferred rent	(15,034)	(12,952)	(7,065)
Deferred leasing costs	(8,106)	(3,706)	(2,216)
Other assets	(2,927)	244	(906)
Accounts payable and other accrued liabilities	14,571	9,875	5,567
Security deposits and prepaid rents	7,816	5,556	3,009
Asset management fees to related party	—	—	(796)

Net cash provided by operating activities (including discontinued operations)	103,001	82,848	44,638

Cash flows from investing activities:
Acquisitions of properties (including $16.5 million paid to GI Partners in 2005)	(499,917)	(450,984)	(348,507)
Purchase of prepaid ground lease	(1,248)	—	—
Investment in unconsolidated joint venture	(30,428)	—	—
Proceeds from sale of assets, net of sales costs	59,003	—	—
Deposits paid for acquisitions of properties	(1,867)	(430)	(500)
Receipt of value added tax refund	3,567	—	—
Refundable value added tax paid in conjunction with acquisition	(1,002)	—	—
Change in restricted cash	(6,021)	(7,916)	(13,556)
Improvements to investments in real estate	(107,096)	(21,485)	(8,714)
Other deposits paid	(911)	—	—
Tenant improvement advances to tenants	(38,479)	—	—
Collection of advances to tenants for tenant improvements	27,964	—	—
Purchase of joint venture partner's interest	(5,353)	—	—

Net cash used in investing activities	(601,788)	(480,815)	(371,277)

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS    (Continued)

(in thousands)

	The Company		The Company and the Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Cash flows from financing activities:
Borrowings on line of credit	$633,087	$393,755	$202,381
Repayments on line of credit	(669,594)	(256,755)	(202,817)
Proceeds from mortgage loans	347,325	181,000	266,951
Principal payments on mortgage loans	(114,363)	(86,171)	(103,044)
Principal payments on other secured loans	—	(22,000)	(29,384)
Proceeds from exchangeable senior debentures	172,500	—	—
Settlement of foreign currency forward sale contract	694	(2,519)	—
Reimbursement by GI Partners of settlement cost of foreign currency forward sale contract	—	1,911	—
Payment of loan fees and costs	(15,451)	(4,773)	(9,495)
Contributions from joint venture partners	—	65	1,500
Return of capital to joint venture partners	—	—	(676)
Purchase of operating partnership units	—	—	(91,862)
Redemption of operating partnership units	(133,822)	—	—
Contributions from owner of the Predecessor	—	—	130,264
Distributions to owner of the Predecessor	—	—	(68,594)
Refund of rate-lock deposit	2,782	—	—
Gross proceeds from the sale of common stock	378,200	104,502	257,058
Gross proceeds from the sale of preferred stock	—	166,750	—
Common stock offering costs paid	(16,489)	(6,952)	(26,260)
Preferred stock offering costs paid	—	(6,753)	—
Proceeds from exercise of stock options	3,626	718	—
Payment of dividends to preferred stockholders	(13,780)	(10,014)	—
Payment of dividends to common stockholders and distributions to limited partners of operating partnership	(64,597)	(48,424)	—

Net cash provided by financing activities	510,118	404,340	326,022

Net increase (decrease) in cash and cash equivalents	11,331	6,373	(617)
Cash and cash equivalents at beginning of period	10,930	4,557	5,174

Cash and cash equivalents at end of period	$22,261	$10,930	$4,557

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$48,877	$35,056	$19,955
Cash paid for taxes	102	—	—
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$4,560	$(27)	$(81)
Accrual of dividends and distributions	19,386	15,639	8,276
Increase in other assets related to increase in fair value of interest rate swaps	1,970	3,294	—
Distribution of receivables to owner of the Company's Predecessor	—	—	375
Reclassification of owner's equity to minority interest in the Operating Partnership	136,235	28,801	268,052
Operating Partnership units converted to common stock	115,921	—	—
Reduction in loan balance and related reduction in purchase price for the property	—	—	500
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	33,228	1,324	1,139

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS    (Continued)

(in thousands)

	The Company		The Company and the Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Allocation of purchase of properties to:
Investments in real estate	451,146	414,476	405,414
Accounts and other receivables	2,954	200	—
Acquired above market leases	6,232	14,365	36,707
Acquired below market leases	(34,422)	(32,485)	(22,789)
Acquired in place lease value and deferred leasing costs	78,175	79,476	90,047
Other assets (2005 includes $3.3 million of refundable value added tax)	—	3,786	—
Mortgage loans assumed	—	(15,838)	(77,213)
Other secured loan assumed	—	—	(11,884)
Operating partnership units issued to acquire properties	—	—	(71,230)
Loan premium	—	(2,333)	(545)
Accounts payable and other accrued liabilities	(3,638)	(11,508)	—
Security deposits and prepaid rents	(530)	—	—
Reverse minority interest in consolidated joint venture	—	845	—

Cash paid for acquisition of properties	499,917	450,984	348,507
Operating partnership units issued in connection with acquisition of the minority interest in a joint venture	—	—	4,748
Minority interest in joint venture reclassified to minority interest in Operating Partnership	—	—	(2,959)
Increase to components of net investment foreign currency hedge upon settlement:
Investment in real estate	—	5,304	—
Mortgage loans	—	(3,307)	—
Other accrued liabilities	—	(1,997)	—

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, “we” or the Company) is engaged in the business of owning, acquiring, repositioning and managing technology-related real estate. As of December 31, 2006, our portfolio consists of 59 properties, excluding one property held as an investment in an unconsolidated joint venture; 52 are located throughout North America and seven are located in Europe. Our properties are diversified in major markets where corporate enterprise datacenter and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York, San Francisco and Silicon Valley metropolitan areas. The portfolio consists of Internet gateway properties, datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

We completed our initial public offering (IPO) on November 3, 2004 and commenced operations on that date. The Operating Partnership was formed on July 21, 2004 in anticipation of our IPO. As of December 31, 2006, we own a 79.9% common interest and a 100% preferred interest in the Operating Partnership. As general partner, we have control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace us as the general partner nor do they have participating rights, although they do have certain protective rights.

The IPO resulted in the sale of 20,000,000 shares of common stock at a price per share of $12.00, generating gross proceeds to us of $240.0 million. Our aggregate proceeds, net of underwriters’ discounts, commissions and financial advisory fees and other offering costs were approximately $214.9 million. On November 30, 2004, an additional 1,421,300 shares of common stock were sold at $12.00 per share as a result of the underwriters’ exercising their over-allotment option. This resulted in additional net proceeds to us of approximately $15.9 million.

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

On July 26, 2005, we completed the offering of 2.53 million shares of 7.875% Series B cumulative redeemable preferred stock (liquidation preference $25.00 per share) for total net proceeds, after underwriting discounts and other offering costs, of $60.5 million, including the proceeds from the exercise of the underwriters’ over-allotment option. On July 26, 2005 we also completed the offering of 5.87 million shares of common stock for total net proceeds, after underwriting discounts and other offering costs, of $97.8 million, including the proceeds from the exercise of the underwriters’ over-allotment option. The net proceeds from these offerings were used to reduce borrowings under our unsecured credit facility, acquire properties and for investment and general corporate purposes. In May 2006, we issued 4.0 million shares of common stock at a price of $24.40, which resulted in net proceeds of approximately $94.5 million after offering costs. In October 2006 we issued 9.2 million common shares for net proceeds of $267.7 million after offering costs. We used proceeds from this issuance to pay $133.8 million for the redemption of 4.6 million common Operating Partnership units tendered by Global Innovation Partners, LLC, a Delaware limited liability company (GI Partners), with the balance being used to pay down our unsecured credit facility.

We continue to operate and expand the business of our predecessor (the Predecessor). The Predecessor is not a legal entity; rather it is a combination of certain of the real estate subsidiaries of GI Partners contributed to us in connection with the IPO, along with an allocation of certain assets, liabilities, revenues and expenses of GI Partners related to the real estate owned by such subsidiaries.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Beginning November 3, 2004 the financial statements presented are our consolidated financial statements. The financial statements presented for periods prior to November 3, 2004 are the combined financial statements of the Predecessor.

Pursuant to a contribution agreement among GI Partners, the owner of the Predecessor and the Operating Partnership, certain of GI Partners’ properties were contributed to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership (Units) and the assumption of debt and other specified liabilities. Additionally, pursuant to contribution agreements between the Operating Partnership and third parties, which were also executed in July 2004, the Operating Partnership received contributions of interests in certain additional real estate properties in exchange for Units and the assumption of specified liabilities.

We purchased a portion of the Units that were issued to GI Partners (which Units were subsequently allocated out to certain members of GI Partners) immediately following the completion of the IPO and upon exercise of the underwriters’ over-allotment option, the aggregate purchase price of which was $91.9 million. The purchase price was equal to the value of the Operating Partnership units based on the IPO price of our stock, net of underwriting discounts and commissions and financial advisory fees. GI Partners distributed approximately 4.0 million Operating Partnership common units to its owners and these units were redeemed for shares of our common stock and sold to third parties in an underwritten public offering, which closed on April 3, 2006. On December 1, 2006, GI Partners redeemed 3.3 million Operating Partnership common units for shares of common stock, which were sold to third parties in an underwritten public offering.

We have operated in a manner that we believe has enabled us to qualify and have elected to be treated, as a Real Estate Investment Trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, (the Code) as amended.

2. Summary of Significant Accounting Policies

(a) Principles of Consolidation and Combination and Basis of Presentation

The accompanying consolidated financial statements include all of the accounts of Digital Realty Trust, Inc., the Operating Partnership, the subsidiaries of the Operating Partnership and a consolidated joint venture through the date of sale of the property that was owned by the joint venture. Intercompany balances and transactions have been eliminated.

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

The accompanying combined financial statements of the Predecessor include the accounts of the wholly owned real estate subsidiaries and two majority-owned real estate joint ventures that GI Partners contributed to the Operating Partnership on October 27, 2004 in connection with the IPO. Intercompany balances and transactions have been eliminated. The interests of the joint venture partners, all of whom are third parties, are reflected in minority interests in the accompanying combined financial statements.

The accompanying financial statements of the Predecessor do not include the accounts of the real estate subsidiaries for a property owned by GI Partners that is subject to a right of first offer agreement, whereby the Operating Partnership has the right to make the first offer to purchase this property if GI Partners decides to sell

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

it, nor do the combined financial statements of the Predecessor include the accounts of another right of first offer property prior to our acquisition that we acquired from GI Partners during 2005. The accompanying combined financial statements of the Predecessor also do not include any of GI Partners’ investments in privately held companies, which GI Partners did not contribute to the Operating Partnership.

The accompanying combined statements of the Predecessor include an allocation of interest expense related to GI Partners’ line of credit to the extent that borrowings under this line of credit related to acquisitions of the real estate owned by the subsidiaries and joint ventures that GI Partners contributed to the Operating Partnership. Additionally, the accompanying combined financial statements of the Predecessor include an allocation of asset management fees to a related party incurred by GI Partners and an allocation of GI Partners’ general and administrative expenses. Although neither the Company nor the Operating Partnership were parties to the agreement requiring the payment of the asset management fees, an allocation of such fees has been included in the accompanying combined financial statements since such fees were essentially the Company Predecessor’s historical general and administrative expense. The Predecessor did not directly incur personnel costs, home office space rent or other general and administrative expenses that subsequent to the completion of the IPO are incurred directly by the Company and the Operating Partnership. These types of expenses were historically incurred by the asset manager and were passed through to GI Partners via the asset management fee.

(b) Cash Equivalents

For purpose of the consolidated and combined statements of cash flows, the Company considers short-term investments with maturities of 90 days or less when purchased to be cash equivalents. As of December 31, 2006 and 2005, cash equivalents consist of investments in a money market fund.

(c) Investments in Real Estate

Investments in real estate are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Acquired ground leases	Terms of the related leases
Buildings and improvements	5-39 years
Tenant improvements	Shorter of the estimated useful lives or the terms of the related leases

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred.

(d) Investment in Unconsolidated Joint Venture

The Company’s investment in joint venture is accounted for using the equity method, whereby the investment is increased for capital contributed and the Company’s share of the joint venture’s net income and decreased by distributions received and the Company’s share of any losses of the joint venture.

(e) Impairment of Long-Lived Assets

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

(f) Purchase Accounting for Acquisition of Investments in Real Estate

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

In addition to the intangible value for above market leases and the intangible negative value for below market leases, there is intangible value related to having tenants leasing space in the purchased property, which is referred to as in-place lease value and tenant relationship value. Such value results primarily from the buyer of a leased property avoiding the costs associated with leasing the property and also avoiding rent losses and unreimbursed operating expenses during the lease up period. The estimated avoided costs and avoided revenue

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

losses are calculated and this aggregate value is allocated between in-place lease value. The value of in-place leases exclusive of the value of above-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. The estimated future amortization of intangible assets and liabilities (assuming no early termination of leases acquired) at December 31, 2006 is as follows (in thousands):

	Acquired in place lease value	Acquired above market lease value	Acquired below market lease value
2007	$48,637	$6,931	$(15,284)
2008	39,617	6,735	(14,056)
2009	31,201	6,380	(11,668)
2010	27,298	5,869	(10,433)
2011	21,076	4,641	(9,268)
Thereafter	66,744	16,736	(26,778)

	$234,573	$47,292	$(87,487)

(g) Capitalization of costs.

We capitalize pre-acquisition costs related to probable property acquisitions. We also capitalize direct and indirect costs related to construction and development, including property taxes, insurance and financing costs relating to space under development. Costs previously capitalized related to any property acquisitions no longer considered probable are written off. Interest capitalized during the years ended December 31, 2006 and 2005 was $3.9 million and $0.3 million. No interest was capitalized during the year ended December 31, 2004. We capitalized amounts relating to compensation expense of employees directly engaged in construction and successful leasing activities of $2.4 million and $0.4 million for the years ended December 31, 2006 and 2005, respectively and no such amounts were capitalized during the year ended December 31, 2004. We had a writeoff of approximately $0.5 million of pre-acquisition costs in the year ended December 31, 2006, related to a previously targeted acquisition in Germany.

(h) Deferred Leasing Costs

Deferred leasing commissions and other direct and indirect costs associated with the acquisition of tenants are capitalized and amortized on a straight line basis over the terms of the related leases.

(i) Foreign Currency Translation

Assets and liabilities of the subsidiaries that own real estate investments outside the United States with non-U.S. dollar functional currencies are translated into U.S. dollars using exchange rates as of the balance sheet dates. Income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are recorded as a component of accumulated other comprehensive income.

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

(m) Share Based Compensation

We account for share based compensation using the fair value method of accounting. The estimated fair value of each of the long-term incentive units granted in connection with our IPO was equal to the IPO price of our stock and such amount was recorded as an expense upon closing of the IPO since those long-term incentive units were fully vested as of the grant date. The estimated fair value of the stock options granted by us is being amortized over the vesting period of the stock options. The estimated fair value of the Class C Partnership units (discussed in note 9) is being amortized over the expected service period of five years.

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

Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Our objective in using derivatives is to add stability to our cash flows due to our exposure to interest rate risks on our variable rate mortgages. To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Through December 31, 2006, we used such derivatives to hedge the variable cash flows associated with variable rate mortgages.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged forecasted transactions affect earnings as a component of interest expense, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. For derivatives designated as net investment hedges, changes in the fair value of the derivative are reported in other comprehensive income (outside of earnings) as part of the cumulative translation adjustment. As of December 31, 2006, no derivatives were designated as fair value or net investment hedges. Additionally, we do not use derivatives for trading or speculative purposes.

(o) Income Taxes

We have elected to be treated and believe that we have operated in a manner that has enabled us to qualify as a REIT under Sections 856 through 860 of the Code. As a REIT, we generally are not required to pay federal corporate income taxes on our taxable income to the extent it is currently distributed to our stockholders.

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

There are currently two subsidiaries of our operating partnership, which we have elected to treat as taxable REIT subsidiaries (each, a TRS). In general, a TRS may perform non-customary services for tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income taxes on its taxable income at regular corporate tax rates. There is no tax provision for either of our TRS entities for the periods presented in the accompanying consolidated and combined statements of operations due to net operating losses incurred. No tax benefits have been recorded since it is not considered more likely than not that the deferred tax asset related to the net operating loss carryforward will be utilized.

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

(q) Asset Retirement Obligations

We record accruals for estimated retirement obligations, as required by SFAS No. 143, “Accounting for Asset Retirement Obligations” and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. At December 31, 2006 and 2005, the amount included in accounts payable and other accrued liabilities on our consolidated balance sheet was approximately $1.2 million and $0.8 million, respectively, and the equivalent asset is recorded at $1.1 million and $0.7 million, respectively, net of accumulated amortization.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(r) Discontinued Operations

Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, provides that the assets and liabilities of the component of the entity that has been classified as discontinued operations be presented separately in the entity’s balance sheet. The results of operations of the component of the entity that has been classified as discontinued operations are also reported as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria, as outlined in SFAS No. 144, are met. At such time, depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the estimated costs to sell the assets. The results of operations of assets held for sale are reported as discontinued operations. As of December 31, 2006 and 2005, no assets were held for sale. During 2006, we sold 7979 East Tufts Avenue and accounted for this property as a discontinued operation.

(s) Management’s Estimates

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

(t) New Accounting Pronouncement

In September 2006, the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin No. 108 (SAB 108), which provides interpretive guidance on how registrants should quantify financial-statement misstatements. Currently, the two methods most commonly used by preparers and auditors to quantify misstatements are the “rollover” method (which focuses primarily on the income statement impact of misstatements) and the “iron curtain” method (which focuses primarily on the balance sheet impact of misstatements). Under SAB 108, registrants will be required to consider both the rollover and iron curtain methods (i.e., a dual approach) when evaluating the materiality of financial statement errors. Registrants will need to revisit their prior materiality assessments and consider them using both the rollover and iron curtain methods. SAB 108 is effective for annual financial statements in the first fiscal year ending after November 15, 2006, therefore for us, the year ended December 31, 2006. The SAB provides transition accounting and disclosure guidance for situations in which a registrant concludes that a material error(s) existed in prior-period financial statements under the dual approach. Specifically, registrants will be permitted to restate prior period financial statements or recognize the cumulative effect of initially applying SAB 108 through an adjustment to beginning retained earnings in the year of adoption. Our adoption of the dual method did not have a material impact on our annual consolidated financial statements.

(u) Reclassifications

Certain reclassifications to prior year amounts have been made to conform to the current year presentation.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

3. Minority Interests in the Operating Partnership

Minority interests in the Operating Partnership relate to the interests that are not owned by us. The following table shows the ownership interest in the Operating Partnership at December 31, 2006 and 2005:

	December 31, 2006		December 31, 2005
	Common units and long term incentive units	Percentage of total	Common units and long term incentive units	Percentage of total
The Company	54,257,691	79.9%	27,363,408	46.4%
Minority interest consisting of:
GI Partners	6,469,476	9.5	23,699,359	40.2
Third Parties	5,555,846	8.2	6,331,511	10.7
Employees (long term incentive units, see note 9)	1,630,142	2.4	1,622,671	2.7

	67,913,155	100.0%	59,016,949	100.0%

The following table shows activity for the Operating Partnership units that are not owned by us for the year ended December 31, 2006 (there was no activity in 2005):

	GI Partners	Third Parties	Long Term Incentive Units (note 9)	Total
As of January 1, 2006	23,699,359	6,331,511	1,622,671	31,653,541
April 2006 and December 2006 distributions to investors of GI Partners who redeemed the founder Operating Partnership common units into our common stock(1)	(12,629,883)	—	—	(12,629,883)
October 2006 redemption of Operating Partnership units tendered by GI
Partners(1)	(4,600,000)	—	—	(4,600,000)
Redemption of third party common Operating Partnership units for shares of our common stock(1)	—	(775,665)	—	(775,665)
Grant of units to employee			7,471	7,471

As of December 31, 2006	6,469,476	5,555,846	1,630,142	13,655,464

(1)	This redemption was recorded as a reduction to minority interest and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying consolidated balance sheet.

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

4. Investment in Real Estate

We had the following investments in real estate as of December 31, 2006 and 2005, by type of property (in thousands):

	As of December 31, 2006
Property Type	Land	Ground Lease	Building Improvements	Tenant Improvements	Accumulated depreciation and amortization	Net investments in properties
Internet Gateways	$73,172	$—	$453,072	$57,607	$(45,968)	$537,883
Datacenters	108,393	1,551	808,090	93,735	(47,051)	964,718
Technology Manufacturing	20,602	1,477	65,209	5,939	(8,641)	84,586
Technology Office	26,561	—	80,678	14,942	(10,820)	111,361
Other	—	—	8,187	111	1	8,299

	$228,728	$3,028	$1,415,236	$172,334	$(112,479)	$1,706,847

	As of December 31, 2005
Property Type	Land	Ground Lease	Building Improvements	Tenant Improvements	Accumulated depreciation and amortization	Net investments in properties
Internet Gateways	$65,975	$—	$389,009	$45,750	$(26,407)	$474,327
Datacenters	78,823	—	404,206	57,869	(25,139)	515,759
Technology Manufacturing	20,602	1,477	64,867	5,939	(6,228)	86,657
Technology Office	26,561	—	80,182	14,780	(6,621)	114,902
Other	—	—	2,851	(381)	(9)	2,461

	$191,961	$1,477	$941,115	$123,957	$(64,404)	$1,194,106

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

5. Investment in Unconsolidated Joint Venture

As of December 31, 2006, the investment in unconsolidated joint venture consists of an effective 49% interest in a joint venture that owns a datacenter property in Seattle, Washington. Cash distributions from the joint venture are allocated pro rata among the partners based on the respective ownership interests. Following is the condensed balance sheet information for the joint venture as of December 31, 2006 (in thousands):

Assets
Investments in real estate, net	$23,956
Other assets	4,403

Total assets	$28,359

Liabilities and Equity
Mortgage loans	$49,416
Other liabilities	4,413
Our equity	(12,480)
Other equity	(12,990)

Total liabilities and equity	$28,359

Our investment in unconsolidated joint venture included in our consolidated balance sheet exceeds our equity presented in the joint venture’s balance sheet since our purchase accounting entries are not pushed down to the joint venture.

We invested in the joint venture in November 2006 and our share of the joint venture’s net income from the date we became a joint venturer through December 31, 2006 was $177,000.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

6. Debt

A summary of outstanding indebtedness as of December 31, 2006 and 2005 is as follows (in thousands):

Properties	Interest Rate at December 31, 2006		Maturity Date		Principal Outstanding December 31, 2006		Principal Outstanding December 31, 2005
Mortgage loans:
Secured Term Debt(1)	5.65%		Nov. 11, 2014		$150,887		$152,918
350 East Cermak Road	1-month LIBOR + 2.20	%(2)(3)	Jun. 9, 2008	(4)	99,353		100,000
200 Paul Avenue 1-4	5.74%		Oct. 8, 2015		81,000		81,000
2323 Bryan Street(5)	6.04%		Nov. 6, 2009		56,579		57,282
34551 Ardenwood Boulevard 1-4, 2334 Lundy Place, 2440 Marsh Lane	1-month LIBOR + 1.59	%(2)	Aug. 9, 2006		—		43,000
34551 Ardenwood Boulevard 1-4	5.95%		Nov. 11, 2016		55,000		—
1100 Space Park Drive	5.89%		Dec. 11, 2016		55,000		—
2334 Lundy Place	5.96%		Nov. 11, 2016		40,000		—
7979 East Tufts Avenue	5.14%		—		—		26,000
6 Braham Street	6.85%		—		—		22,490	(6)
114 Rue Ambroise Croizat(7)	3-month EURIBOR + 1.35	%(2)	Jan. 18, 2012		43,260	(8)	—
Unit 9, Blanchardstown Corporate Park(7)	3-month EURIBOR + 1.35	%(2)	Jan. 18, 2012		37,193	(8)	—
6 Braham Street	3-month GBP LIBOR + 0.90	%(2)	Apr. 10, 2011		25,831	(6)	—
4055 Valley View Lane	3-month LIBOR + 1.20	%(2)	Jan. 1, 2009		20,610		21,150
100 Technology Center Drive	3-month LIBOR + 1.70	%(2)	Apr. 1, 2009		20,000		20,000
Paul van Vlissingenstraat 16	3-month EURIBOR + 1.60	%(2)	Jul. 18, 2013		14,662	(8)	—
Chemin de l'Epinglier 2	3-month EURIBOR + 1.50	%(2)	Jul. 18, 2013		10,605	(8)	—
Gyroscoopweg 2E-2F(9)	3-month EURIBOR + 1.50	%(2)	Oct. 18, 2013		9,332	(8)	—
47700 Kato Road & 1055 Page Avenue	1-month LIBOR + 2.25%		—		—		17,540
1125 Energy Park Drive	7.62	%(10)	Mar. 1, 2032		9,569		9,675
375 Riverside Parkway	3-month LIBOR + 1.85	%(2)	Dec. 1, 2008		8,775		8,775
600 West Seventh Street	5.80%		Mar. 15, 2016		59,181		—
731 East Trade Street	8.22%		Jul. 1, 2020		5,883		6,042

					802,720		565,872
Unsecured line of credit	1-month LIBOR + 1.50	%(11)	Oct. 31, 2008	(12)	145,452		181,000
Exchangeable senior debentures	4.13%		Aug. 15, 2026	(13)	172,500		—

Total principal outstanding					1,120,672		746,872
Loan premium—1125 Energy Park Drive and 731 East Trade Street mortgages					1,966		2,195

Total indebtedness					$1,122,638		$749,067

(1)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(2)	We have entered into interest rate swap agreements as a cash flow hedge for interest generated by these LIBOR, EURIBOR and GBP LIBOR based loans. The total notional amount of the swap agreements was $289.5 million as of December 31, 2006 and $192.9 million as of December 31, 2005. See note 11 for further information.
(3)	This is the weighted average interest rate as of December 31, 2006. The first note, in a principal amount of $79.5 million, bears interest at a rate of 1-month LIBOR + 1.375% per annum and the second note, in a principal amount of $19.9 million, bears interest at a rate of 1-month LIBOR + 5.5% per annum.
(4)	Two one-year extensions are available, which we may exercise if certain conditions are met.
(5)	This loan is also secured by a $5.0 million letter of credit.
(6)	Based on exchange rate of $1.96 to £1.00 as of December 31, 2006 and $1.72 to £1.00 as of December 31, 2005.
(7)	These loans are also secured by a €4.0 million letter of credit. These loans are cross-collateralized by the two properties.
(8)	Based on exchange rate of $1.32 to €1.00 as of December 31, 2006.
(9)	This loan is also secured by a €1.3 million letter of credit.
(10)	If the loan is not repaid by March 1, 2012, the interest rate increases to the greater of 9.62% or the then treasury rate plus 2%.
(11)	The interest rate under our unsecured credit facility equals either (i) LIBOR or EURIBOR (ranging from 1- to 6-month LIBOR) plus a margin of between 1.250% and 1.625% or (ii) the greater of (x) the base rate announced by the lender and (y) the federal funds rate, plus a margin of between 0.375%—0.750%. In each case, the margin is based on our leverage ratio. We incur a fee ranging from 0.15% to 0.25% for the unused portion of our unsecured credit facility.
(12)	A one-year extension option is available.
(13)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of August 15, 2011, August 15, 2016 and August 15, 2021. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on August 18, 2011.

Net loss from early extinguishment of debt related to prepayment costs and unamortized deferred financing costs written off when we prepaid the related loans. We prepaid loans in 2006 on our 6 Braham Street and 47700 Kato Road & 1055 Page Avenue properties along with the loan on 7979 East Tufts Avenue in conjunction with the sale of the property. In 2006, we also repaid the senior loan over our 34551 Ardenwood Boulevard 1-4, 2334 Lundy Place and 2440 Marsh Lane properties. We repaid loans in 2005 on our 600 West Seventh Street and 200 Paul Avenue 1-4 properties and mezzanine debt over our 34551 Ardenwood Boulevard 1-4, 2334 Lundy Place and 2440 Marsh Lane properties.

As of December 31, 2006, principal payments due for our borrowings are as follows (in thousands):

2007	$8,085
2008	260,302
2009	102,604
2010	10,165
2011	206,846
Thereafter	532,670

Total	$1,120,672

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, we had an unsecured credit facility (credit facility) under which we can borrow up to $500.0 million. Borrowings under the credit facility currently bear interest at a rate of based on 1-month LIBOR and 1-month EURIBOR plus a margin ranging from 1.250% to 1.625%, depending on our Operating Partnership’s overall leverage. This margin was 1.50% as of December 31, 2006, resulting in an interest rate at this date of 6.82% on U.S. borrowings and 5.13% on Euro borrowings. The credit facility matures in October 2008, subject to a one-year extension option, which we may exercise if certain conditions are met. The credit facility has a $150.0 million sub-facility for foreign exchange advances in Euros and British Sterling. As of December 31, 2006 we had outstanding $145.5 million under the credit facility. The credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios and maintain a pool of unencumbered assets. In addition, except to enable us to maintain our status as a REIT for federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined, for such period, subject to certain other adjustments. As of December 31, 2006, we were in compliance with all the covenants.

Some of the loans impose penalties upon prepayment. The terms of the following mortgage loans do not permit prepayment of the loan prior to the dates listed below:

Loan	Date
2323 Bryan Street	August 2009
200 Paul Avenue 1-4	November 2010
1125 Energy Park Drive	December 2011
Secured Term Debt	September 2014
2334 Lundy Place	August 2016
34551 Ardenwood Boulevard 1-4 (1)	August 2016
1100 Space Park Drive	September 2016

(1)	We can prepay this loan prior to June 11, 2007.

Exchangeable Senior Debentures due 2026

On August 15, 2006, our Operating Partnership issued $172.5 million of its 4.125% Exchangeable Senior Debentures due August 15, 2026 (the Debentures). Costs incurred to issue the Debentures were approximately $6.2 million. These costs are being amortized over a period of five years, which represents the projected estimated term of the Debentures, and are included in deferred financing costs, net in the consolidated balance sheet as of December 31, 2006. The Debentures are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership.

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

7. Income (loss) per Share

The following is a summary of the elements used in calculating basic and diluted income per share (in thousands, except share and per share amounts):

	Year Ended December 31,		November 3, 2004 to December 31, 2004
	2006	2005
Income (loss) from continuing operations	$21,172	$16,526	$(6,212)
Preferred stock dividends	(13,780)	(10,014)	—

Income (loss) from continuing operations available to common stockholders	7,392	6,512	(6,212)
Income (loss) from discontinued operations	10,220	(425)	43

Net income (loss) available to common stockholders	$17,612	$6,087	$(6,169)

Weighted average shares outstanding—basic	36,134,983	23,986,288	20,770,875
Potentially dilutive common shares:
Stock options	277,250	235,444	—
Class C Units	986,595	—	—
Exchangeable senior debentures	43,364	—	—

Weighted average shares outstanding—diluted	37,442,192	24,221,732	20,770,875

Income (loss) per share—basic:
Income (loss) per share from continuing operations available to common stockholders	$0.20	$0.27	$(0.30)
Income (loss) per share from discontinued operations	0.28	(0.02)	—

Net income (loss) per share available to common stockholders	$0.49	$0.25	$(0.30)

Income (loss) per share—diluted:
Income (loss) per share from continuing operations available to common stockholders	$0.20	$0.27	$(0.30)
Income (loss) per share from discontinued operations	0.27	(0.02)	—

Net income (loss) per share available to common stockholders	$0.47	$0.25	$(0.30)

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

We have excluded the following amounts in the calculations above:

	Year Ended December 31,		November 3, 2004 to December 31, 2004
	2006	2005
Weighted average of common Operating Partnershipunits not owned by us as their effect would not be dilutive.	26,427,837	31,539,155	31,521,431
Potentially dilutive outstanding stock options asthis effect is antidilutive.	187,500	—	924,902

	26,615,337	31,539,155	32,446,333

On or after July 15, 2026, the $172.5 million exchangeable senior debentures may be exchanged at the then applicable exchange rate for cash (up to the principal amount of the Debentures) and, with respect to any excess exchange value, into cash, shares of our common stock or a combination of cash and shares of our common stock at an initial exchange rate of 30.6828 shares per $1,000 principal amount of Debentures. The exchangeable senior debentures will also be exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events. During the period from initial issuance or August 15, 2006 through December 31, 2006, the weighted average common stock price exceeded the current strike price of $32.59 per share. Therefore, using the treasury method, 43,364 shares of common stock contingently issuable upon settlement of the excess exchange value was included in the diluted share count in determining diluted earnings per share for the year ended December 31, 2006.

8. Stockholders Equity

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

(b) Shares and Units

A common unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. The common units are further discussed in note 3 and the long term incentive units are discussed in note 9. Limited partners who acquired common units in the formation transactions have the right to require the Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to registration rights agreements we entered into with GI Partners and the other third party contributors, we filed a shelf registration statement covering the issuance of the shares of our common stock issuable upon redemption of the common units, and the resale of those shares of common stock by the holders. GI Partners distributed approximately 4.0 million Operating Partnership common units to its owners and these units were redeemed for shares of our common stock and sold to third parties in an underwritten public offering, which closed on April 3, 2006. On October 4, 2006 we issued 9.2 million common shares for net proceeds of $267.7 million after offering costs. We used approximately $133.8 million of the proceeds to pay GI Partners for the redemption of 4.6 million Operating Partnership common units. On December 1, 2006, GI Partners redeemed 3.3 million Operating Partnership common units for shares of common stock, which were sold to third parties in an underwritten public offering.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(c) Dividends and Distributions

In 2006, we have declared the following dividends and equivalent distributions on common units in our Operating Partnership:

Date dividend and distribution declared	Share class	Dividend and distribution amount per share	Period covered	Dividend and distribution payable date	Annual equivalent rate of dividend and distribution per share	Dividend and distribution amount (in thousands)
February 27, 2006	Series A Preferred Stock	$0.53125	January 1, 2006 to March 31, 2006	March 31, 2006 to shareholders of record on March 15, 2006.	$2.125	$2,199
February 27, 2006	Series B Preferred Stock	$0.49219	January 1, 2006 to March 31, 2006	March 31, 2006 to shareholders of record on March 15, 2006.	1.969	1,246
February 27, 2006	Common stock and operating partnership common units and long term incentive units.	$0.26500	January 1, 2006 to March 31, 2006	March 31, 2006 to shareholders of record on March 15, 2006.	1.060	15,642
May 1, 2006	Series A Preferred Stock	$0.53125	April 1, 2006 to June 30, 2006	June 30, 2006 to shareholders of record on June 15, 2006.	2.125	2,199
May 1, 2006	Series B Preferred Stock	$0.49219	April 1, 2006 to June 30, 2006	June 30, 2006 to shareholders of record on June 15, 2006.	1.969	1,246
May 1, 2006	Common stock and operating partnership common units and long term incentive units.	$0.26500	April 1, 2006 to June 30, 2006	June 30, 2006 to shareholders of record on June 15, 2006.	1.060	16,709
July 31, 2006	Series A Preferred Stock	$0.53125	July 1, 2006 to September 30, 2006	October 2, 2006 to shareholders of record on September 15, 2006.	2.125	2,199
July 31, 2006	Series B Preferred Stock	$0.49219	July 1, 2006 to September 30, 2006	October 2, 2006 to shareholders of record on September 15, 2006.	1.969	1,246
July 31, 2006	Common stock and operating partnership common units and long term incentive units.	$0.26500	July 1, 2006 to September 30, 2006	October 2, 2006 to shareholders of record on September 15, 2006.	1.060	16,607
October 31, 2006	Series A Preferred Stock	$0.53125	October 1, 2006 to December 31, 2006	December 29, 2006 to shareholders of record on December 15, 2006.	2.125	2,199
October 31, 2006	Series B Preferred Stock	$0.49219	October 1, 2006 to December 31, 2006	December 29, 2006 to shareholders of record on December 15, 2006.	1.969	1,246
October 31, 2006	Common stock and operating partnership common units and long term incentive units.	$0.28625	October 1, 2006 to December 31, 2006	January 16, 2007 to shareholders of record on December 29, 2006.	1.145	19,387

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Total dividends and distributions declared through December 31, 2006:

	Declared in 2004	Declared in 2005	Declared in 2006	Total
Series A Preferred Stock	$—	$7,868	$8,796	$16,664
Series B Preferred Stock	—	2,146	4,984	7,130
Common stock and operating partnership common units and long term incentive units.	8,276	55,787	68,345	132,408

	$8,276	$65,801	$82,125	$156,202

The tax treatment of dividends on common stock paid in 2006 is estimated as follows: approximately 74% ordinary income and 26% return of capital. The tax treatment of dividends on common stock paid in 2005 is as follows: approximately 87% ordinary income and 13% return of capital. All dividends paid on our preferred stock in 2006 and 2005 were classified as ordinary income for income tax purposes.

(d) Stock Options

The fair value of each option granted under the 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the weighted-average assumptions listed below for grants in 2006, 2005 and 2004. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. The expense recorded for the years ended December 31, 2006 and 2005 and the period from November 3, 2004 to December 31, 2004 was approximately $0.3 million, $0.2 million and $32,000, respectively. Unearned compensation representing the unvested portion of the stock options totaled $2.8 million as of December 31, 2006. We expect to recognize this unearned compensation over the next 4.0 years on a weighted average basis.

The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options granted during the years ended December 31, 2006 and 2005 and the period from November 3, 2004 to December 31, 2004:

	Year Ended December 31,		November 3, 2004 to December 31, 2004
	2006	2005
Expected dividend yield	3.37%	5.61%	7.92%
Expected life of option	120 months	120 months	120 months
Risk-free interest rate	4.62%	4.48%	4.11%
Expected stock price volatility	29.42%	21.42%	22.29%
Weighted-average fair value of options granted during the period	$9.15	$2.57	$0.91

The following table summarizes the 2004 Incentive Award Plan’s stock option activity for the year ended December 31, 2006:

	Year ended December 31, 2006
	Shares	Weighted average exercise price
Options outstanding, beginning of year	939,841	$13.27
Granted	200,000	31.54
Exercised	(288,735)	12.55
Cancelled	(80,510)	15.47

Options outstanding, end of year	770,596	$18.05

Exercisable, end of year	102,915	$13.95

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

We issued new common shares for the common stock options exercised during the years ended December 31, 2006 and 2005. The intrinsic value of options exercised in the years ended December 31, 2006 and 2005 was approximately $6.0 million and $0.6 million, respectively. There were no options exercised in 2004.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2006:

Options outstanding					Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate Intrinsic Value	Number exercisable	Weighted average remaining contractual life	Weighted average exercise price	Aggregate Intrinsic Value
$12.00-13.02	437,679	7.84	$12.08	$9,695,434	82,334	7.84	$12.12	$1,820,595
$13.47-14.50	48,250	8.08	14.15	968,710	5,500	8.10	14.27	109,803
$20.37-28.09	147,167	8.97	22.95	1,660,335	10,999	8.85	20.37	152,446
$33.18-33.72	137,500	9.84	33.20	141,675	4,082	9.83	33.18	4,286

	770,596	8.42	$18.05	$12,466,154	102,915	8.04	$13.95	$2,087,130

9. Incentive Plan

(a) Incentive Award Plan

Our 2004 Incentive Award Plan provides for the grant of incentive awards to employees, directors and consultants. Awards issuable under the 2004 Incentive Award Plan include stock options, restricted stock, dividend equivalents, stock appreciation rights, long-term incentive units, cash performance bonuses and other incentive awards. Only employees are eligible to receive incentive stock options under the 2004 Incentive Award Plan. We have reserved a total of 4,474,102 shares of common stock for issuance pursuant to the 2004 Incentive Award Plan, subject to certain adjustments set forth in the 2004 Incentive Award Plan. As of December 31, 2006, 436,744 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the 2004 Incentive Award Plan. Each long-term incentive and Class C unit issued under the 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2004 Incentive Award Plan and the individual award limit discussed below.

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

On October 26, 2005, the Operating Partnership amended and restated its agreement of limited partnership in order to create the Class C Units. As of December 31, 2006, 2005, approximately 1,203,000 and 1,180,000 Class C units had been awarded to our executive officers and other employees, respectively, and approximately 57,000 Class C units are currently available for future awards. The fair value of these awards of approximately $4.0 million is being recognized as compensation expense on a straight line basis over the expected service period of five years. The unearned compensation as of December 31, 2006 and 2005 was $3.0 million and $3.8 million respectively, respectively. As of December 31, 2006 and December 31, 2005, none of the above awards had vested. We recognized compensation expense related to these Class C units of $0.8 million and $0.2 million

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

for the years ended December 31, 2006 and 2005, respectively. If the Performance Condition is not met, the unamortized amount will be recognized as an expense at that time.

(d) 401(k) Plan

We have a 401(k) plan whereby our employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The 401(k) Plan complies with Internal Revenue Service requirements as a 401(k) Safe Harbor Plan whereby discretionary contributions made by us are 100% vested. The aggregate cost of our contributions to the 401(k) Plan was approximately $0.3 and $0.1 million for the years ended December 31, 2006 and 2005, respectively, and we incurred no cost during the year ended December 31, 2004.

10. Fair Value of Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

The estimates of the fair value financial instruments at December 31, 2006 and 2005, respectively, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. As described in note 11, the interest rate cap, interest rate swap and foreign currency forward sale contracts are recorded at fair value.

We calculate the fair value of our notes payable under line of credit, mortgage and other secured loans, and exchangeable senior debentures based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral and other loan terms, including excess exchange value which exists related to our exchangeable senior debentures. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt.

At December 31, 2006 the aggregate fair value of our mortgage and other secured loans and exchangeable senior debentures are estimated to be $1,142.1 million compared to the carrying value of $1,122.6 million. As of December 31, 2005 the fair value of our mortgage and other secured loans was estimated to be approximately $754.1 million compared to a carrying value of $749.1 million.

11. Derivative Instruments

(a) Interest rate swap agreements

As of December 31, 2006, we were a party to interest rate swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. The fair value of these derivatives was $3.3 million at December 31, 2006 and 2005, respectively.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, we estimate that $1.9 million of accumulated other comprehensive income will be reclassified to earnings through a reduction to interest expense during the twelve months ending December 31, 2007, when the hedged forecasted transactions impact earnings.

The table below summarizes the terms of these interest rate swaps and their fair values as of December 31, 2006 (in thousands):

Current Notional Amount		Strike Rate	Effective Date	Expiration Date	Fair Value
$20,565		3.754	Nov. 26, 2004	Jan. 1, 2009	491
20,000		3.824	Nov. 26, 2004	Apr. 1, 2009	517
8,775		5.020	Dec. 1, 2006	Dec. 1, 2008	6
99,252		4.025	May 26, 2005	Jun. 15, 2008	1,490
25,831	(1)	4.944	Jul. 10, 2006	Apr. 10, 2011	404
14,661	(2)	3.981	May 17, 2006	Jul. 18, 2013	21
10,605	(2)	4.070	Jun. 23, 2006	Jul. 18, 2013	(37)
9,332	(2)	3.989	Jul. 27, 2006	Oct. 18, 2013	11
43,260	(2)	3.776	Dec. 5, 2006	Jan. 18, 2012	421
37,193	(2)	4.000	Dec. 20, 2006	Jan. 18, 2012	(8)

$289,474					$3,316

(1)	Translation to US amounts is based on exchange rate of $1.96 to £1.00 as of December 31, 2006.
(2)	Translation to US amounts is based on exchange rate of $1.32 to €1.00 as of December 31, 2006.

We have two LIBOR interest rate caps that are not designated as hedges. The fair values of the caps were immaterial as of December 31, 2006 and December 31, 2005.

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

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

12. Tenant Leases

The future minimum lease payments to be received (excluding operating expense reimbursements) by us as of December 31, 2006, under non-cancelable operating leases are as follows (in thousands):

2007	$233,229
2008	225,121
2009	211,798
2010	196,180
2011	167,473
Thereafter	889,592

Total	$1,923,393

Included in the above amounts are minimum lease payments to be received from The tel(x) Group, Inc., or tel(x), a related party further discussed in note 13. The future minimum lease payments to be received (excluding operating expense reimbursements) by us from tel(x) as of December 31, 2006, under non-cancelable operating leases are as follows (in thousands):

2007	$9,130
2008	9,429
2009	10,170
2010	10,882
2011	11,208
Thereafter	213,216

Total	$264,035

Operating revenues from properties outside the United States were $13.2 million, $6.0 million and $4.4 million for the years ended December 31, 2006, 2005 and 2004.

For the years ended December 31, 2006, 2005 and 2004, revenues recognized from Savvis Communications comprised approximately 12.5%, 11.8% and 11.9% of total revenues, respectively. For the years ended December 31, 2006 and 2005, revenues recognized from Qwest Communications International, Inc. comprised approximately 10.6% and 10.6% of total revenues, respectively. Other than noted here, for the years ended December 31, 2006, 2005 and 2004, no single tenant comprised more than 10% of total revenues.

13. Related Party Transactions

We paid additional compensation, not encompassed in the management fee, to affiliates of CB Richard Ellis, an affiliate of GI Partners for real estate services. The following schedule presents fees incurred by us and the Predecessor and earned by affiliates of CB Richard Ellis (in thousands):

Year ended December 31,	2006	2005	2004
Lease commissions	$1,082	$751	$411
Property management fees and other	1,342	1,191	1,068

	$2,424	$1,942	$1,479

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

In April 2005, we entered into two agreements with Linc Facility Services, LLC, or LFS primarily for personnel providing for operations and maintenance repairs of the mechanical, electrical, plumbing and general building service systems of five of our properties. LFS belongs to The Linc Group, which GI Partners has owned since late 2003. Our consolidated statement of operations includes expenses of $1.3 million and approximately $0.7 million for these services for the years ended December 31, 2006 and 2005 and we owed LFS approximately $117,000 at December 31, 2006.

In December 2006, we entered into ten leases with tel(x), in which tel(x) will provide enhanced meet-me-room services to customers. tel(x) was acquired by GI Partners Fund II, LLP in November 2006. Richard Magnuson, the Chairman of our board of directors, is also the chief executive officer of the advisor to GI Partners Fund II, LLP. Our consolidated statements of operations include rental revenues of approximately $1.1 million from tel(x) for the year ended December 31, 2006. In connection with the lease agreements, we entered into an operating agreement with tel(x), effective as of December 1, 2006, with respect to joint sales and marketing efforts, designation of representatives to manage the national relationship between us and tel(x) and future meet-me-room facilities. Under the operating agreement, tel(x) has a sixty-day option to enter into a meet-me-room lease for certain future meet-me-room buildings acquired by us or any buildings currently owned by us that are converted into a meet-me-room building.

We also entered into a referral agreement with tel(x), effective as of December 1, 2006, with respect to referral fees arising out of potential future lease agreements for rentable space in buildings covered by the meet-me-room lease agreements. Additionally, we have the right to purchase approximately 10% or 1.6 million shares of tel(x) preferred stock. The purchase price would be calculated as GI Partners Fund II, LLP’s initial cost plus a 12% per annum return. We have the right to purchase, at market, a pro-rata share of any follow on tel(x) equity transactions to prevent dilution to our option to acquire approximately 10%. The option to purchase the preferred stock will expire in November 2008.

Asset management fees incurred by GI Partners totaling approximately $2.7 million for the period from January 1, 2004 to November 2, 2004 have been allocated to the Predecessor. These fees were paid to an affiliate of GI Partners. Although neither we nor the Operating Partnership are or will be parties to the agreement requiring the payment of the asset management fees, an allocation of such fees has been included in the accompanying combined financial statements of the Predecessor. This is because this fee is essentially the Predecessor’s historical general and administrative expense as the Predecessor did not directly incur personnel costs, home office space rent or other general and administrative expenses that are incurred directly by us and the Operating Partnership subsequent to the completion of the IPO. These types of expenses were historically incurred by the asset manager and were passed through to GI Partners via the asset management fee.

We acquired 8534 Concord Center Drive from GI Partners in May 2005 for approximately $16.5 million pursuant to the exercise of a right of first offer agreement. As of December 31, 2005, GI Partners had $1.2 million of letters of credit outstanding that secure obligations relating to two of our properties, 600 West Seventh Street and 7979 East Tufts Avenue. These letters of credit were initially issued in lieu of making deposits required by a local utility and in lieu of establishing a restricted cash account on behalf of a lender. These letters of credit were transferred to us on January 1, 2006. Prior to December 31, 2005 we reimbursed GI Partners for the costs of maintaining the letters of credit, which payments were less than $5,000 per quarter.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

14. Commitments and Contingencies

(a) Operating Leases

We have a ground lease obligation on 2010 East Centennial Circle that expires in 2082. After February 2036, rent for the remaining term of the 2010 East Centennial Circle ground lease will be determined based on a fair market value appraisal of the property and, as result, rent after February 2036 is excluded from the minimum commitment information below.

We have ground leases on Paul van Vlissingenstraat 16 that expires in 2054, Chemin de l’Epinglier 2 that expires in July 2074, Clonshaugh Industrial Estate that expires in 2981 and Gyroscoopweg 2E-2F, which has a continuous ground lease and will be adjusted on January 1, 2042. We have an operating lease for our current headquarters, which we occupied in June 2005 and expires in May 2012 with an option to extend the lease until September 2017. We also have operating leases at 8100 Boone Boulevard and 111 Eighth Avenue, which expire in October 2007 and June 2014, respectively. The lease at 8100 Boone Boulevard has an option to extend the lease until September 2012 and the lease at 111 Eighth Avenue has an option to extend the lease until June 2019.

We have a fully prepaid ground lease on 2055 E. Technology Circle that expires in 2083.

Rental expense for these leases was approximately $2.0 million, $440,000 and $339,000 for the years ended December 31, 2006, 2005 and 2004 respectively.

The minimum commitment under these leases, excluding the fully prepaid ground lease, as of December 31, 2006 was as follows (in thousands):

2007	$4,478
2008	4,300
2009	4,428
2010	4,629
2011	4,634
Thereafter	27,119

$49,588

(b) Contingent liabilities

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 260,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013. We have recorded no liability for this contingent liability on our consolidated balance sheet at December 31, 2006, as the events causing this contingency had not occurred at December 31, 2006.

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been capitalized. Accounts payable and other liabilities include $1.3 million for this liability as of December 31, 2006. No amounts have been paid to the seller as of December 31, 2006.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(c) Purchase commitments

As of December 31, 2006, we had signed purchase agreements to acquire the following properties:

Location	Purchase price ($ millions)	Purchase completed on:
Properties acquired between January 1, 2007 and February 28, 2007:
21110 Ridgetop Circle, Sterling, Virginia	$17.0	January 5, 2007
3011 LaFayette Street, Santa Clara, California	$13.5	January 22, 2007

Total	$30.5

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of December 31, 2006, we had commitments under leases in effect for approximately $13.0 million of tenant improvement costs and leasing commissions all of which we expect to incur in the near future.

15. Discontinued Operations

In June 2006, we classified 7979 East Tufts Avenue as “held for sale” upon committing to sell this property and we also ceased recording depreciation expense at that time. We purchased the minority interest joint venture partner’s limited partnership interest in 7979 East Tufts Avenue on July 12, 2006 for approximately $5.3 million which was included in the cost basis of the property in calculating the gain on sale. We sold this property on July 12, 2006 for approximately $60.4 million which resulted in a gain on sale of approximately $18.1 million.

The results of operations of 7979 East Tufts Avenue are reported as discontinued operations for all periods presented in the accompanying consolidated condensed financial statements. The following table summarizes the income and expense components that comprise loss from discontinued operations for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	The Company			The Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from November 3, 2004 through December 31, 2004	Period from January 1, 2004 through November 2, 2004
Operating revenues	$3,458	$6,104	$1,202	$5,945
Operating expenses	(3,074)	(5,693)	(875)	(6,239)
Interest and other income	15	—	—	—
Interest expense	(747)	(1,398)	(231)	(1,128)

	(348)	(987)	96	(1,422)

Gain on sale of assets	18,096	—	—	—
Minority interests attributable to discontinued operations	(7,528)	562	(53)	23

Income (loss) from discontinued operations	$10,220	$(425)	$43	$(1,399)

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

16. Quarterly Financial Information (unaudited)

The tables below reflect selected quarterly information for the years ended December 31, 2006 and 2005. Certain amounts have been reclassified to conform to the current year presentation (in thousands except share amounts).

	Three Months Ended
	December 31, 2006		September 30, 2006	June 30, 2006	March 31, 2006
Total operating revenues	$84,514	(1)	$73,189	$64,708	$59,492
Income from continuing operations before minority interests	7,679		5,032	6,598	7,246
Income (loss) from discontinued operations before minority interests	20		18,219	(163)	(328)
Net income	6,423	(2)	14,787	5,095	5,087
Net income available to common stockholders	2,978		11,342	1,650	1,642
Basic net income per share available to common stockholders	$0.06		$0.31	$0.05	$0.06
Diluted net income per share available to common stockholders	$0.06		$0.30	$0.05	$0.06

(1)	Included in total operating revenues for the three months ended December 31, 2006 is a $1.3 million out-of-period correction to increase straight-line rent revenue for the first, second and third quarters of 2006 and prior years. This out-of-period adjustment is considered immaterial to each of the prior quarterly periods impacted.
(2)	Included in net income for the three months ended December 31, 2006 is a $0.8 million out-of-period correction to decrease depreciation and amortization expense for the first, second and third quarters of 2006. This out-of-period adjustment is considered immaterial to each of the prior quarterly periods impacted.

	Three Months Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Total operating revenues	$60,583	$54,822	$48,059	$37,967
Income from continuing operations before minority interests	6,413	6,218	7,691	5,022
Loss from discontinued operations before minority interests	(474)	(169)	(217)	(127)
Net income	4,602	4,425	4,335	2,739
Net income available to common stockholders	1,157	1,326	2,136	1,468
Basic net income per share available to common stockholders	$0.04	$0.05	$0.10	$0.07
Diluted net income per share available to common stockholders	$0.04	$0.05	$0.10	$0.07

17. Subsequent Events

On February 27, 2007 we acquired 44470 Chillum Place, a property located in Ashburn, Virginia, a suburb of Washington D.C. for approximately $42.5 million. The acquisition was financed with borrowings under our unsecured credit facility.

DIGITAL REALTY TRUST, INC. AND

DIGITAL REALTY TRUST, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

On February 15, 2007, we declared the following distributions per share and the Operating Partnership made an equivalent distribution per unit.

Share Class	Series A Preferred Stock	Series B Preferred Stock	Common stock
Dividend and distribution amount	$0.53125	$0.49219	$0.28625
Dividend and distribution payable date	April 2, 2007	April 2, 2007	April 2, 2007
Dividend payable to shareholders of record on	March 15, 2007	March 15, 2007	March 15, 2007
Annual equivalent rate of dividend and distribution	$2.125	$1.969	$1.145

On February 2, 2007 we completed the financing of 150 South First Street in San Jose, California. The new loan for $53.3 million has a 10-year maturity with no principal amortization for two years, and a fixed rate of 6.2995%.

On January 31, 2007 we completed the financing of 2045 & 2055 LaFayette in Santa Clara, California. The new loan for $68.0 million has a 10-year maturity with no principal amortization for two years, and a fixed rate of 5.9265%.

On January 22, 2007 we acquired 3011 LaFayette Street, a property located in Santa Clara, California for approximately $13.5 million.

On January 5, 2007 we acquired 21110 Ridgetop Circle in Sterling, Virginia, a suburb of Washington, D.C. for approximately $17.0 million.

DIGITAL REALTY TRUST, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(In thousands)

				Initial costs			Costs capitalized subsequent to acquisition		Total costs
	Metropolitan Area	Encum- brances		Land	Acquired ground lease	Buildings and improvements	Impro- vements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total	Accumulated depreciation and amortization	Date of acquisition(A) or construction(C)
PROPERTIES:
36 NE 2nd Street	Miami	17,766		1,942	—	24,184	858	—	1,942	—	25,042	26,984	(3,880)	2002	(A)
2323 Bryan Street	Dallas	56,579		1,838	—	77,604	9,977	—	1,838	—	87,581	89,419	(14,206)	2002	(A)
6 Braham Street	London, England	25,831		3,776	—	28,166	8,874	—	4,008	—	36,808	40,816	(4,227)	2002	(A)
300 Boulevard East	New York	45,558		5,140	—	48,526	22,371	—	5,140	—	70,897	76,037	(7,818)	2002	(A)
2334 Lundy Place	Silicon Valley	40,000		3,607	—	23,008	5	—	3,607	—	23,013	26,620	(3,328)	2002	(A)
34551 Ardenwood Boulevard 1-4	Silicon Valley	55,000		15,330	—	32,419	2,080	—	15,330	—	34,499	49,829	(5,138)	2003	(A)
2440 Marsh Lane	Dallas	—		1,477	—	10,330	13	—	1,477	—	10,343	11,820	(2,454)	2003	(A)
2010 East Centennial Circle	Phoenix	—		—	1,477	16,472	4	—	—	1,477	16,476	17,953	(1,822)	2003	(A)
375 Riverside Parkway	Atlanta	8,775		1,250	—	11,578	9,621	—	1,250	—	21,199	22,449	(1,241)	2003	(A)
3300 East Birch Street	Los Angeles	7,739		3,777	—	4,611	422	—	3,777	—	5,033	8,810	(1,088)	2003	(A)
4055 Valley View Lane	Dallas	20,610		3,643	—	22,060	581	—	3,643	—	22,641	26,284	(2,979)	2003	(A)
47700 Kato Road & 1055 Page Avenue	Silicon Valley	—		5,272	—	20,166	7	—	5,272	—	20,173	25,445	(1,681)	2003	(A)
100 Technology Center Drive	Boston	20,000		2,957	—	22,417	503	—	2,957	—	22,920	25,877	(2,416)	2004	(A)
4849 Alpha Road	Dallas	10,903		2,983	—	10,650	25	—	2,983	—	10,675	13,658	(1,266)	2004	(A)
600 West Seventh Street	Los Angeles	59,181		18,478	—	50,824	9,272	—	18,478	—	60,096	78,574	(5,682)	2004	(A)
2045 & 2055 LaFayette Street	Silicon Valley	—		6,065	—	43,817	12	—	6,065	—	43,829	49,894	(3,629)	2004	(A)
100 & 200 Quannapowitt Parkway	Boston	35,337		12,416	—	26,154	722	—	12,416	—	26,876	39,292	(3,419)	2004	(A)
11830 Webb Chapel Road	Dallas	33,584		5,881	—	34,473	326	—	5,881	—	34,799	40,680	(3,334)	2004	(A)
150 South First Street	Silicon Valley	—		2,068	—	29,214	282	—	2,068	—	29,496	31,564	(2,013)	2004	(A)
3065 Gold Camp Drive	Sacramento	—		1,886	—	10,686	119	—	1,886	—	10,805	12,691	(933)	2004	(A)
200 Paul Avenue 1-4	San Francisco	81,000		14,427	—	75,777	13,920	—	14,427	—	89,697	104,124	(5,982)	2004	(A)
1100 Space Park Drive	Silicon Valley	55,000		5,130	—	18,206	8,706	—	5,130	—	26,912	32,042	(2,212)	2004	(A)
3015 Winona Avenue	Los Angeles	—		6,534	—	8,356	2	—	6,534	—	8,358	14,892	(799)	2004	(A)
833 Chestnut Street	Philadelphia	—		5,738	—	42,249	6,898	—	5,738	—	49,147	54,885	(4,556)	2005	(A)
1125 Energy Park Drive	Minneapolis/St. Paul	10,271	(1)	2,775	—	10,761	20	—	2,775	—	10,781	13,556	(749)	2005	(A)
350 East Cermak Road	Chicago	99,354		8,466	—	103,232	11,802	—	8,466	—	115,034	123,500	(7,179)	2005	(A)
8534 Concord Center Drive	Denver	—		2,181	—	11,561	16	—	2,181	—	11,577	13,758	(855)	2005	(A)
2401 Walsh Street	Silicon Valley	—		5,775	—	19,267	20	—	5,775	—	19,287	25,062	(988)	2005	(A)
200 North Nash Street	Los Angeles	—		5,514	—	11,695	11	—	5,514	—	11,706	17,220	(641)	2005	(A)
2403 Walsh Street	Silicon Valley	—		5,504	—	9,727	11	—	5,504	—	9,738	15,242	(582)	2005	(A)
4700 Old Ironsides Drive	Silicon Valley	—		2,865	—	4,540	11	—	2,865	—	4,551	7,416	(381)	2005	(A)
4650 Old Ironsides Drive	Silicon Valley	—		4,562	—	12,503	5	—	4,562	—	12,508	17,070	(740)	2005	(A)
731 East Trade Street	Charlotte	7,147	(2)	1,748	—	5,727	5	—	1,748	—	5,732	7,480	(255)	2005	(A)
113 North Myers	Charlotte	—		1,098	—	3,127	293	—	1,098	—	3,420	4,518	(196)	2005	(A)
125 North Myers	Charlotte	—		1,271	—	3,738	4,984	—	1,271	—	8,722	9,993	(169)	2005	(A)
Paul van Vlissingenstraat 16	Amsterdam, Netherlands	14,661		—	—	15,255	2,464	—	—	—	17,719	17,719	(858)	2005	(A)

DIGITAL REALTY TRUST, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION—(Continued)

DECEMBER 31, 2006

(In thousands)

			Initial costs			Costs capitalized subsequent to acquisition		Total costs
	Metropolitan Area	Encum brances	Land	Acquired ground lease	Buildings and improvements	Impro vements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total	Accumulated depreciation and amortization	Date of acquisition (A) or construction (C)
600-780 S. Federal	Chicago	—	7,801	—	27,718	609	—	7,801	—	28,327	36,128	(1,349)	2005	(A)
115 Second Avenue	Boston	—	1,691	—	12,569	9,523	—	1,691	—	22,092	23,783	(549)	2005	(A)
Chemin de l'Epinglier 2	Geneva, Switzerland	10,605	—	—	20,071	2,359	—	—	—	22,430	22,430	(891)	2005	(A)
251 Exchange Place	Northern Virginia	—	1,622	—	10,425	96	—	1,622	—	10,521	12,143	(481)	2005	(A)
7500 Metro Center Drive	Austin	—	1,177	—	4,877	32		1,177	—	4,909	6,086	(372)	2005	(A)
7620 Metro Center Drive	Austin	—	510	—	6,760	3	—	510	—	6,763	7,273	(326)	2005	(A)
3 Corporate Place	New York	—	2,124	—	12,678	23,203	—	2,124	—	35,881	38,005	(523)	2005	(A)
4025 Midway Road	Dallas	—	2,196	—	14,037	11,443		2,196	—	25,480	27,676	(494)	2006	(A)
Clonshaugh Industrial Estate	Dublin	—	—	1,444	5,569	3,312		—	1,551	8,774	10,325	(296)	2006	(A)
6800 Millcreek Drive	Toronto	—	1,657	—	11,352	198		1,657	—	11,550	13,207	(347)	2006	(A)
101 Aquila Way	Atlanta	—	1,480	—	34,797	41		1,480	—	34,838	36,318	(978)	2006	(A)
12001 North Freeway	Houston	—	6,965	—	23,492	39		6,965	—	23,531	30,496	(694)	2006	(A)
14901 FAA Boulevard	Dallas	—	3,303	—	40,799	47		3,303	—	40,846	44,149	(557)	2006	(A)
120 E Van Buren	Phoenix	—	4,524	—	157,822	3,373		4,524	—	161,195	165,719	(3,669)	2006	(A)
Gyroscoopweg 2E-2F	Amsterdam, Netherlands	9,332	—	—	13,450	50		—	—	13,500	13,500	(188)	2006	(A)
Clonshaugh (Developable Land)	Dublin	—	—	—	—	847		—	—	847	847	—	2006	(A)
600 Winter Street	Boston	—	1,429	—	6,228	12		1,429	—	6,240	7,669	(101)	2006	(A)
2300 NW 89th Place	Miami	—	1,022	—	3,767	18		1,022	—	3,785	4,807	(51)	2006	(A)
2055 East Technology Circle	Phoenix	—	—	—	8,519	209		—	—	8,728	8,728	(54)	2006	(A)
114 Rue Ambroise Croizat	Paris, France	43,260	11,622	—	32,316	—		11,622	—	32,316	43,938	(120)	2006	(A)
Unit 9, Blanchardstown Corporate Park	Dublin, Ireland	37,193	4,500	—	37,237	—		4,500	—	37,237	41,737	—	2006	(A)
111 8th Avenue	New York	—	—	—	16,286	39		—	—	16,325	16,325	(646)	2006	(A)
1807 Michael Faraday Court	Northern Virginia	—	1,499	—	4,578	211		1,499	—	4,789	6,288	(63)	2006	(A)
8100 Boone Boulevard	Northern Virginia	—	—	—	158	120		—	—	278	278	(35)	2006	(A)
Other		—	—	—	8,298	—	—	—	—	8,298	8,298	1

		804,686	228,496	2,921	1,416,883	171,026	—	228,728	3,028	1,587,570	1,819,326	(112,479)

(1)	The balance shown includes an unamortized premium of $701.
(2)	The balance shown includes an unamortized premium of $1,265.

See accompanying report of independent registered public accounting firm.

DIGITAL REALTY TRUST, INC.

NOTES TO SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2006

(In thousands)

(1) Tax Basis Cost

The aggregate gross cost of Digital Realty Trust, Inc. (the company) properties for federal income tax purposes approximated $1,842.8 million (unaudited) as of December 31, 2006.

(2) Historical Cost and Accumulated Depreciation and Amortization

The following table reconciles the historical cost of the Company’s properties for financial reporting purposes for each of the years in the three year period ended December 31, 2006.

	The Company Year Ended December 31, 2006	The Company Year Ended December 31, 2005	The Company and the Predecessor Year Ended December 31, 2004
Balance, beginning of year	$1,258,510	$818,392	$404,763
Additions during period (acquisitions and improvements)	598,513	440,934	414,877
Deductions during period (dispositions and write-off of tenant improvements)	(37,697)	(816)	(1,248)

Balance, end of year	$1,819,326	$1,258,510	$818,392

The following table reconciles accumulated depreciation and amortization of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2006.

	The Company Year Ended December 31, 2006	The Company Year Ended December 31, 2005	The Company and the Predecessor Year Ended December 31, 2004
Balance, beginning of year	$64,404	$30,980	$13,026
Additions during period (depreciation and amortization expense )	53,478	33,626	18,207
Deductions during period (dispositions and write-off of tenant improvements)	(5,403)	(202)	(253)

Balance, end of year	$112,479	$64,404	$30,980

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated and combined financial statements or the notes thereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Management’s Report on Internal Control over Financial Reporting is included in Part II, Item 8, Financial Statements and Supplementary Data on page 57.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

We have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure. We have furnished to the Securities and Exchange Commission as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2006, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 906 of the Sarbanes Oxley Act. In addition, as required by Section 303A.12 of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning our security ownership of certain beneficial owners and management and equity compensation plan information required by Item 12 will be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
3.1(2)	Articles of Amendment and Restatement of Digital Realty Trust, Inc.

3.2(2)	Amended and Restated Bylaws of Digital Realty Trust, Inc.

3.3(4)	Articles Supplementary creating the Series A Preferred Stock of Digital Realty Trust, Inc.

3.4(9)	Articles Supplementary creating the Series B Preferred Stock of Digital Realty Trust, Inc.

4.1(1)	Specimen Certificate for Common Stock for Digital Realty Trust, Inc.

4.2(3)	Specimen Certificate for Series A Preferred Stock for Digital Realty Trust, Inc.

4.3(8)	Specimen Certificate for Series B Preferred Stock for Digital Realty Trust, Inc.

10.1(2)	Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

10.2(4)	Second Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

10.3(9)	Third Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

10.4(11)	Fourth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

10.5(2)	Registration Rights Agreement among Digital Realty Trust, Inc. and the persons named therein.

10.6(2)†	2004 Incentive Award Plan of Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P.

10.7(1)†	Form of Indemnification Agreement between Digital Realty Trust, Inc. and its directors and officers.

10.13(2)	Non-competition Agreement between Digital Realty Trust, Inc. and Global Innovation Partners, LLC.

10.14(1)	Contribution Agreement, dated as of July 31, 2004, by and between Global Innovation Partners, LLC and Digital Realty Trust, L.P.

10.15(1)	Contribution Agreement, dated as of July 31, 2004, by and among San Francisco Wave eXchange, LLC, Santa Clara Wave eXchange, LLC and eXchange colocation, LLC, Digital Realty Trust, L.P. and Digital Realty Trust, Inc.

10.16(1)	Contribution Agreement, dated as of July 31, 2004, by and between Pacific-Bryan Partners, L.P. and Digital Realty Trust, L.P.

10.17(1)	Option Agreement (Carrier Center) dated as of July 31, 2004.

10.18(1)	Right of First Offer Agreement (Denver Data Center) dated as of July 31, 2004.

10.19(1)	Right of First Offer Agreement (Frankfurt) dated as of July 31, 2004.

10.20(1)	Allocation Agreement, dated as of July 31, 2004, entered into by and between Global Innovation Partners, LLC and Global Innovation Contributor, LLC.

10.21(1)	Unit Purchase Agreement, dated as of July 31, 2004, entered into by and between Digital Realty Trust, Inc. and Global Innovation Contributor, LLC.

10.22(1)	Allocation Agreement, dated as of July 31, 2004, entered into by and between Global Innovation Partners, LLC and State of California Public Employees’ Retirement System, a unit of the State and Consumer Service Agency of the State of California.

Exhibit
10.23(1)	Unit Purchase Agreement, dated as of July 31, 2004, entered into by and between Digital Realty Trust, Inc. and State of California Public Employees’ Retirement System, a unit of the State and Consumer Service Agency of the State of California.

10.24(1)	Loan Agreement, dated as of March 31, 2004, entered into by and between Global Innovation Partners, LLC and Digital Realty Trust, Inc.

10.25(1)	Purchase and Sale Agreement, dated as of September 16, 2004, by and between Global Innovation Partners, LLC and Digital Realty Trust, L.P.

10.26(2)	Registration Rights Agreement among Digital Realty Trust, Inc. and the persons named therein (option and right of first offer agreement).

10.27(1)	Loan and Security Agreement, dated as of August 18, 2003, between Global Marsh Property Owner, L.P. and German American Capital Corporation.

10.28(1)	Omnibus First Amendment to Loan Documents, dated as of November 10, 2003, by and among Global Marsh Property Owner, L.P., Global Innovation Partners, LLC and German American Capital Corporation.

10.29(1)	Note, dated as of August 18, 2003, by Global Marsh Property Owner, L.P. in favor of German American Capital Corporation.

10.30(1)	First Amendment to Note, dated as of November 10, 2003, by and between Global Marsh Property Owner, L.P. and German American Capital Corporation.

10.31(1)	Note, dated as of August 18, 2003, by Global Marsh Property Owner, L.P. in favor of German American Capital Corporation.

10.32(1)	Promissory Note A, dated as of January 31, 2003, by San Francisco Wave eXchange, LLC in favor of Greenwich Capital Financial Products, Inc.

10.33(1)	Promissory Note B, dated as of January 31, 2003, by San Francisco Wave eXchange, LLC in favor of Greenwich Capital Financial Products, Inc.

10.34(2)	Revolving Credit Agreement among Digital Realty Trust, L.P., as borrower, Digital Realty Trust, Inc., as parent guarantor, the subsidiary guarantors named therein, Citicorp North America, Inc., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein.

10.35(6)	Amendment No. 1 to Revolving Credit Agreement, dated as of May 11, 2005, among Digital Realty Trust, L.P., as borrower, Digital Realty Trust, Inc., as parent guarantor, the subsidiary guarantors named therein, Citicorp North America, Inc., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein.

10.36(12)	Amendment No. 2 to Revolving Credit Agreement, dated as of October 31, 2005, among Digital Realty Trust, L.P., as borrower, Digital Realty Trust, Inc., as parent guarantor, the subsidiary guarantors named therein, Citicorp North America, Inc., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein.

10.37(10)	Loan Agreement, dated as of October 4, 2005, by and between 200 Paul, LLC as borrower and Countrywide Commercial Real Estate Finance, Inc.

10.38(10)†	Form of Class C Profits Interest Units Agreement.

Exhibit
10.39(2)	Loan Agreement, dated as of November 3, 2004, by and among Global Webb, L.P. and Citigroup Global Markets Realty Corp.

10.40(2)	Note, dated as of November 3, 2004, by Global Webb, L.P. in favor of Citigroup Global Markets Realty Corp.

10.41(2)	Loan Agreement, dated as of November 3, 2004, by and among Global Weehawken Acquisition Company, LLC and Citigroup Global Markets Realty Corp.

10.42(2)	Note, dated as of November 3, 2004, by Global Weehawken Acquisition Company, LLC in favor of Citigroup Global Markets Realty Corp.

10.43(2)	Loan Agreement, dated as of November 3, 2004, by and among GIP Wakefield, LLC and Citigroup Global Markets Realty Corp.

10.44(2)	Note, dated as of November 3, 2004, by GIP Wakefield, LLC in favor of Citigroup Global Markets Realty Corp.

10.45(2)†	Form of Profits Interest Units Agreements.

10.46(2)†	Form of Digital Realty Trust, Inc. Incentive Stock Option Agreement.

10.47(3)	Purchase and Sale Agreement, dated as of January 11, 2005, between LB 833 Chestnut, LLC and Digital Realty Trust, L.P.

10.48(5)	Purchase and Sale Agreement, dated as of March 14, 2005, between Lakeside Purchaser LLC and Digital Realty Trust, L.P.

10.49(5)	Consent Agreement, dated as of October 27, 2004, among Five Mile Capital Pooling International II, LLC, Global Marsh Member, LLC, Global Marsh Limited Partner, LLC, Global Innovation Partners, LLC and Digital Realty Trust, L.P.

10.50(7)	Termination and Consulting Agreement between Digital Realty Trust, Inc. and John O. Wilson, dated May 20, 2005.

10.51(8)	Loan Agreement, dated as of May 27, 2005, between Digital Lakeside, LLC and Morgan Stanley Mortgage Capital Inc.

10.52(8)	Promissory Note A, dated as of May 27, 2005, by Digital Lakeside, LLC in favor of Morgan Stanley Mortgage Capital Inc.

10.53(8)	Promissory Note B, dated as of May 27, 2005, by Digital Lakeside, LLC in favor of Morgan Stanley Mortgage Capital Inc.

10.54(8)	Contract for facility management services, dated as of April 1, 2005, by and between Linc Facility Services, LLC and GIP 7th Street, LLC.

10.55(8)	Contract for facility management services, dated as of April 1, 2005, by and between Linc Facility Services, LLC and Digital Realty Trust, L.P.

10.56(8)	Exit Fee Agreement, dated as of May 27, 2005, by and between Digital Lakeside, LLC and Morgan Stanley Mortgage Capital Inc.

10.57(8)	Purchase and Sale Agreement, dated as of April 11, 2005, by and between Global Concord Operating Company, LLC and Digital Concord Center, LLC.

10.58(13)	Amendment No. 3 to the Revolving Credit Agreement, dated as of May 3, 2006, among Digital Realty Trust, L.P., Citicorp North America, Inc., as administrative agent, the financial institutions named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, Bank of America, N.A., KeyBank National Association and Royal Bank of Canada, as co-documentation agents, and Citigroup Global Markets Inc. and Merrill Lynch, as the arrangers.

Exhibit
10.59(14)	Amendment No. 4 to the Revolving Credit Agreement, dated as of July 24, 2006, among Digital Realty Trust, L.P., Citicorp North America, Inc., as administrative agent, the financial institutions named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, Bank of America, N.A., KeyBank National Association and Royal Bank of Canada, as co-documentation agents, and Citigroup Global Markets Inc. and Merrill Lynch, as the arrangers.

10.60(14)	Purchase and Sale Agreement, dated as of July 25, 2006, by and between Sterling Network Exchange, LLC and Digital Phoenix Van Buren, LLC.

10.61(14)	Securities Purchase Agreement, dated as of July 25, 2006, among Sterling Telecom Holdings, LLC, George D. Slessman, William D. Slessman and Anthony L. Wanger and Digital Phoenix Van Buren, LLC, Digital Services Phoenix, LLC and Fund Management Services, LLC, as the Seller Representative.

10.62(15)	Indenture, dated as of August 15, 2006, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 4.125% Exchangeable Senior Debentures due 2026.

10.63(15)	Registration Rights Agreement, dated August 15, 2006, among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Citigroup Capital Markets, Inc. and Merril Lynch, Pierce, Fenner & Smith Incorporated.

10.64(16)	Amendment No. 5 to the Credit Agreement, dated as of August 25, 2006, among Digital Realty Trust, L.P., Citicorp North America, Inc., as administrative agent, the financial institutions named therein, Merril Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, Bank of America, N.A., KeyBank National Association and Royal Bank of Canada, as co-documentation agents, and Citigroup Global Markets Inc. and Merril Lynch, as the arrangers.

10.65(17)	Amendment No. 6 to the Credit Agreement, effective as of December 21, 2006, among Digital Realty Trust, L.P., Citicorp North America, Inc., as administrative agent, the financial institutions named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, Bank of America, N.A., KeyBank National Association and Royal Bank of Canada, as co-documentation agents, and Citigroup Global Markets Inc. and Merrill Lynch, as the arrangers.

12.1	Statement of Computation of Ratios.

21.1	List of Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(†)	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the registrant’s registration statement on Form S-11 (File No. 333-117865) declared effective by the commission on November 3, 2004.
(2)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the commission on December 13, 2004.

(3)	Incorporated by reference to the registrant’s registration statement on Form S-11 (File No. 333-122099) declared effective by the commission on February 3, 2005.
(4)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on February 14, 2005.
(5)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the commission on March 31, 2005.
(6)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the commission on May 16, 2005.
(7)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on May 23, 2005.
(8)	Incorporated by reference to the registrant’s registration statement on Form S-11 (File No. 333-126396) declared effective by the commission on July 20, 2005.
(9)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on July 29, 2005.
(10)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the Commission on October 5, 2005.
(11)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on November 1, 2005.
(12)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the commission on March 16, 2006.
(13)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the commission on May 9, 2006.
(14)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the commission on August 4, 2006.
(15)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on August 21, 2006.
(16)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on September 11, 2006.
(17)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on December 28, 2006.

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

Signature	Title	Date

/s/ RICHARD A. MAGNUSON Richard A. Magnuson	Chairman of the Board	March 1, 2007

/s/ MICHAEL F. FOUST Michael F. Foust	Chief Executive Officer	March 1, 2007

/s/ A. WILLIAM STEIN A. William Stein	Chief Financial Officer & Chief Investment Officer	March 1, 2007

/s/ EDWARD F. SHAM Edward F. Sham	Controller (Principal Accounting Officer)	March 1, 2007

/s/ LAURENCE A. CHAPMAN Laurence A. Chapman	Director	March 1, 2007

/s/ RUANN F. ERNST Ruann F. Ernst, Ph.D.	Director	March 1, 2007

/s/ KATHLEEN REED Kathleen Reed	Director	March 1, 2007

/s/ DENNIS E. SINGLETON Dennis E. Singleton	Director	March 1, 2007