Form 10-Q
period 2007-03-31
Digital Realty Trust, Inc.
filed 2007-05-10
CIK 1297996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non- accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $.01 par value per share	60,692,858

DIGITAL REALTY TRUST, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2007 (unaudited)	December 31, 2006
ASSETS
Investments in real estate:
Properties:
Land	$241,402	$228,728
Acquired ground leases	3,048	3,028
Buildings and improvements	1,521,135	1,415,236
Tenant improvements	171,957	172,334

Total investments in properties	1,937,542	1,819,326
Accumulated depreciation and amortization	(123,670)	(112,479)

Net investments in properties	1,813,872	1,706,847
Investment in unconsolidated joint venture	30,111	29,955

Net investments in real estate	1,843,983	1,736,802
Cash and cash equivalents	46,999	22,261
Accounts and other receivables, net of allowance for doubtful accounts of $1,755 and $2,032 as of March 31, 2007 and December 31, 2006, respectively	28,830	31,293
Deferred rent	44,482	40,225
Acquired above market leases, net	42,846	47,292
Acquired in place lease value and deferred leasing costs, net	262,529	248,751
Deferred financing costs, net	17,115	17,500
Restricted cash	27,830	28,144
Other assets	19,177	13,951

Total Assets	$2,333,791	$2,186,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured revolving credit facility	$214,237	$145,452
Mortgage loans	885,251	804,686
Exchangeable senior debentures	172,500	172,500
Accounts payable and other accrued liabilities	66,655	88,698
Accrued dividends and distributions	22,885	19,386
Acquired below market leases, net	101,047	87,487
Security deposits and prepaid rents	19,000	19,822

Total liabilities	1,481,575	1,338,031
Commitments and contingencies
Minority interests in operating partnership	73,719	138,416
Stockholders’ equity:
Preferred Stock: $0.01 par value, 20,000,000 authorized:
Series A Cumulative Redeemable Preferred Stock, 8.50%, $103,500,000 liquidation preference ($25.00 per share), 4,140,000 issued and outstanding	99,297	99,297
Series B Cumulative Redeemable Preferred Stock, 7.875%, $63,250,000 liquidation preference ($25.00 per share), 2,530,000 issued and outstanding	60,502	60,502
Common Stock; $0.01 par value: 100,000,000 authorized, 60,692,858 and 54,257,691 shares issued and outstanding as of March 31, 2007 and December 31, 2006	607	542
Additional paid-in capital	664,359	597,334
Dividends in excess of earnings	(50,679)	(52,093)
Accumulated other comprehensive income, net	4,411	4,190

Total stockholders’ equity	778,497	709,772

Total liabilities and stockholders’ equity	$2,333,791	$2,186,219

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Three Months Ended March 31,
	2007	2006
Operating Revenues:
Rental	$73,288	$45,750
Tenant reimbursements	15,679	11,203
Other	—	168

Total operating revenues	88,967	57,121

Operating Expenses:
Rental property operating and maintenance	21,239	11,314
Property taxes	7,540	6,583
Insurance	1,426	872
Depreciation and amortization	29,399	16,537
General and administrative	7,210	4,246
Other	188	181

Total operating expenses	67,002	39,733

Operating income	21,965	17,388
Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	545	—
Interest and other income	513	228
Interest expense	(16,594)	(10,452)
Loss from early extinguishment of debt	—	(57)

Income from continuing operations before minority interests	6,429	7,107
Minority interests in continuing operations of operating partnership	(501)	(1,939)

Income from continuing operations	5,928	5,168
Income (loss) from discontinued operations before gain on sale of assets and minority interests	1,370	(174)
Gain on sale of assets	18,049	—
Minority interests attributable to discontinued operations	(3,261)	93

Income (loss) from discontinued operations	16,158	(81)
Net income	22,086	5,087
Preferred stock dividends	(3,445)	(3,445)

Net income available to common stockholders	$18,641	$1,642

Income per share from continuing operations available to common stockholders:
Basic	$0.04	$0.06
Diluted	$0.04	$0.06

Income per share from discontinued operations:
Basic	$0.29	$—
Diluted	$0.28	$—

Net income per share available to common stockholders:
Basic	$0.33	$0.06
Diluted	$0.32	$0.06

Weighted average common shares outstanding:
Basic	56,511,200	27,503,248
Diluted	58,424,427	28,354,597

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited in thousands)

	Three months ended March 31,
	2007	2006
Net income	$22,086	$5,087
Other comprehensive income:
Foreign currency translation adjustments	1,006	573
Minority interests in foreign currency translation adjustments	(169)	(306)
Increase (decrease) in fair value of interest rate swaps	642	1,204
Minority interests increase (decrease) in fair value of interest rate swaps	(108)	(643)
Reclassification of other comprehensive income to earnings	(1,382)	(421)
Minority interests in reclassification of other comprehensive income to earnings	232	225

Comprehensive income	$22,307	$5,719

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities (including discontinued operations):
Net income	$22,086	$5,087
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of assets	(18,049)	—
Minority interests in operating partnership and discontinued operations	3,762	1,846
Minority interests in consolidated joint ventures		(15)
Equity in earnings of unconsolidated joint venture	(545)	—
Distributions from joint venture partner	389	—
Write-off of net assets due to early lease terminations	—	80
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases, including amounts for discontinued operations	16,829	9,842
Amortization over the vesting period of the fair value of share-based compensation	507	431
Allowance for doubtful accounts	(277)	—
Amortization of deferred financing costs	1,351	754
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	—	57
Amortization of debt premium	(57)	(57)
Amortization of acquired in place lease value and deferred leasing costs	12,958	8,414
Amortization of acquired above market leases and acquired below market leases, net	(2,787)	(434)
Changes in assets and liabilities:
Change in restricted cash	314
Accounts and other receivables	(565)	(2,567)
Deferred rent	(4,987)	(3,839)
Deferred leasing costs	(1,348)	(1,029)
Other assets	(1,631)	(2,290)
Accounts payable and other accrued liabilities	(1,734)	(3,138)
Security deposits and prepaid rents	(1,010)	1,715

Net cash provided by operating activities (including discontinued operations)	25,206	14,857

Cash flows from investing activities:

Acquisitions of properties	(161,395)	(22,858)
Proceeds from sale of assets, net of sales costs	78,191	—
Deposits paid for acquisitions of properties	(3,526)	(1,000)
Receipt of value added tax refund	341	3,121
Refundable value added tax paid in conjunction with acquisition	—	(767)
Change in restricted cash	—	4,078
Improvements to investments in real estate	(43,729)	(7,732)
Tenant improvement advances to tenants	(14,471)	(7,375)
Collection of advances to tenants for tenant improvements	16,911	—

Net cash used in investing activities	(127,678)	(32,533)

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	$187,608	$83,456
Repayments on unsecured revolving credit facility	(119,000)	(60,000)
Proceeds from mortgage loans	121,288	60,000
Principal payments on mortgage loans	(42,251)	(18,929)
Settlement of foreign currency forward sale contract	—	694
Payment of loan fees and costs	(1,219)	(222)
Refund of rate-lock deposit	—	1,200
Proceeds from exercise of stock options	172	452
Payment of dividends to preferred stockholders	—	(3,445)
Payment of dividends to common stockholders and distributions to limited partners of operating partnership	(19,388)	(31,281)

Net cash provided by financing activities	127,210	31,925

Net increase in cash and cash equivalents	24,738	14,249
Cash and cash equivalents at beginning of period	22,261	10,930

Cash and cash equivalents at end of period	$46,999	$25,179

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$17,882	$10,244
Cash paid for taxes	—	—
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$1,006	$573
Accrual of dividends and distributions	22,885	—
Increase in other assets related to increase in fair value of interest rate swaps	642	1,204
Increase to accounts and other receivables related to sale of interest rate swap agreement	467	—
Reclassification of owner’s equity to minority interest in the Operating Partnership	1,356	32,644
Operating Partnership units redeemed for shares of common stock	65,140	—
Reduction in loan balance and related reduction in purchase price for the property	—	—
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	18,265	9,800

Allocation of purchase of properties to:
Investments in real estate	144,266	22,858
Accounts and other receivables	1,686	—
Other assets	952
Acquired above market leases	(91)	—
Acquired in place lease value and deferred leasing costs	34,738	1,059
Accounts payable and other accrued liabilities	(1,925)	(1,059)
Acquired below market leases	(17,984)	—
Security deposits and prepaid rents	(247)	—

Cash paid for acquisition of properties	161,395	22,858

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006

(unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, “we” or the Company) is engaged in the business of owning, acquiring, repositioning and managing technology-related real estate. As of March 31, 2007, our portfolio consists of 61 properties, excluding one property held as an investment in an unconsolidated joint venture; 54 are located throughout North America and seven are located in Europe. Our properties are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Chicago, Dallas, Los Angeles, New York, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas. The portfolio consists of Internet gateway properties, datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

We completed our initial public offering (IPO) on November 3, 2004 and commenced operations on that date. The Operating Partnership was formed on July 21, 2004 in anticipation of our IPO. As of March 31, 2007, we own a 89.4% common interest and a 100% preferred interest in the Operating Partnership. As general partner, we have control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace us as the general partner nor do they have participating rights, although they do have certain protective rights.

2. Summary of Significant Accounting Policies

(a) Principles of Consolidation and Basis of Presentation

The accompanying interim condensed consolidated financial statements include all of the accounts of Digital Realty Trust, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. Intercompany balances and transactions have been eliminated.

The accompanying interim condensed consolidated financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

(b) Cash Equivalents

For purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less when purchased to be cash equivalents. As of March 31, 2007 and December 31, 2006, cash equivalents consist of investments in money market funds.

(c) Share Based Compensation

We account for share based compensation, including stock options and fully vested long-term incentive units granted using the fair value method of accounting. The estimated fair value of each of the long-term incentive units granted in connection with our IPO was equal to the IPO price of our stock and such amount was recorded as an expense upon closing of the IPO since those long-term incentive units were fully vested as of the grant date. The estimated fair value of the stock options granted by us is being amortized over the vesting period of the stock options. The estimated fair value of the Class C Partnership units (discussed in note 10) is being amortized over the expected service period of five years.

(d) Income Taxes

We have elected to be treated and believe that we have operated in a manner that has enabled us to qualify as a Real Estate Investment Trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Code). As a REIT, we generally are not required to pay federal corporate income and excise taxes on our taxable income to the extent it is currently distributed to our stockholders.

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

Even if we qualify for taxation as a REIT, we are taxed in certain states in which we operate. Our consolidated taxable REIT subsidiaries are subject to both federal and state income taxes to the extent there is taxable income. We are also taxed in foreign countries where we operate that do not recognize REITs under their respective tax laws. Accordingly, we recognize and accrue income taxes for taxable REIT subsidiaries, certain states and foreign jurisdictions, as appropriate.

(e) Asset Retirement Obligations

We record accruals for estimated retirement obligations, as required by SFAS No. 143, “Accounting for Asset Retirement Obligations” and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. As of March 31, 2007 and December 31, 2006, the amount included in accounts payable and other accrued liabilities on our condensed consolidated balance sheets was approximately $1.2 million and $1.2 million, respectively, and the equivalent asset is recorded at $1.1 million and $1.1 million, respectively, net of accumulated depreciation.

(f) Reclassifications

Certain reclassifications have been made to the 2006 consolidated financial statements to conform to the 2007 presentation. These include the reclassification of 7979 East Tufts Avenue (sold in 2006), 100 Technology Center Drive (sold in 2007) and 4055 Valley View Lane (sold in 2007) revenues and expenses to discontinued operations in the accompanying condensed consolidated statements of operations, as further described in note 5.

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

3. Minority Interests in the Operating Partnership

Minority interests in the Operating Partnership relate to the interests that are not owned by us. The following table shows the ownership interest in the Operating Partnership as of March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Common units and long term incentive units	Percentage of total	Common units and long term incentive units	Percentage of total
The Company	60,692,858	89.4%	54,257,691	79.9%
Minority interest consisting of:
GI Partners	—	—	6,469,476	9.5
Third Parties	5,290,070	7.8	5,555,846	8.2
Employees (includes 1,632,773 long term incentive units, see note 10)	1,941,608	2.8	1,630,142	2.4

	67,924,536	100.0%	67,913,155	100.0%

The following table shows activity for the Operating Partnership and long-term incentive units that are not owned by us for the three months ended March 31, 2007:

	GI Partners	Third Parties	Employees	Total
As of January 1, 2007	6,469,476	5,555,846	1,630,142	13,655,464
Distributions of GI Partners’ founder Operating Partnership common units to its investors who redeemed units for our common stock (1)	(6,160,641)	—	—	(6,160,641)
Redemption of third party common Operating Partnership units for shares of our common stock (1)	—	(265,776)	—	(265,776)
Distributions of GI Partners’ founder Operating Partnership common units to its investors who are employees of the Company	(308,835)	—	308,835	—
Grant of long-term incentive units to employee	—	—	2,631	2,631

As of March 31, 2007	—	5,290,070	1,941,608	7,231,678

(1)	This redemption was recorded as a reduction to minority interest and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying consolidated balance sheet.

Limited partners have the right to require the Operating Partnership to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. We have filed a shelf registration statement covering the issuance of the shares of our common stock issuable upon redemption of the common units, and the resale of those shares of common stock by the holders. Richard Magnuson, the Chairman of our board of directors, Michael Foust, our Chief Executive Officer and a member of our board of directors, and Scott Peterson, our Senior Vice President, Acquisitions, are minority indirect investors in GI Partners.

Under the terms of certain third parties’ (the exchange parties) contribution agreement signed in the third quarter of 2004, we have agreed to indemnify each exchange party against adverse tax consequences in the event the Operating Partnership directly or indirectly, sells, exchanges or otherwise disposes of (whether by way of merger, sale of assets or otherwise) in a taxable transaction any interest in 200 Paul Avenue 1-4 or 1100 Space Park Drive until the earlier of November 3, 2013 and the date on which these contributors hold less than 25% of the Operating Partnership common units issued to them in the formation transactions consummated concurrently with the IPO. Under the exchange parties’ contribution agreement, these parties have agreed to guarantee $20.0 million of indebtedness until the earlier of November 3, 2013 and the date on which these contributors or certain transferees hold less than 25% of the Operating Partnership common units issued to them in the formation transactions consummated concurrently with the IPO.

4. Properties Acquired During the Three Months Ended March 31, 2007

We made the following acquisitions of real estate properties during the three months ended March 31, 2007:

Property	Metropolitan Area	Date Acquired	Purchase Price (in millions)
21110 Ridgetop Circle	Northern Virginia	January 5, 2007	$17.0
3011 LaFayette Street	Silicon Valley	January 22, 2007	13.6
44470 Chilum Place	Northern Virginia	February 27, 2007	42.5
111 8th Avenue (1)	New York City	March 15, 2007	24.5
Devon Shafron Drive (2)	Northern Virginia	March 23, 2007	62.5

			$160.1

(1)	A leasehold interest acquisition of approximately 33,700 square feet.

(2)	The purchase consists of three buildings; 43791 Devon Shafron Drive, 43831 Devon Shafron Drive and 43881 Devon Shafron Drive.

The purchase prices of these acquisitions have been allocated on a preliminary basis to the assets acquired and the liabilities assumed, if any. We expect to finalize our purchase price allocation no later than twelve months from the date of each acquisition.

5. Discontinued Operations

In 2007 and 2006, we sold the following properties:

Property	Date of Sale	Proceeds (in millions)	Gain on Sale (in millions)
4055 Valley View Lane	March 30, 2007	$33.0	$6.2
100 Technology Center Drive	March 20, 2007	45.5	11.8
7979 East Tufts Avenue	July 12, 2006	60.4	18.1

The results of operations of the properties above are reported as discontinued operations for all periods presented in the accompanying consolidated condensed financial statements. The following table summarizes the income and expense components that comprise income (loss) from discontinued operations for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Operating revenues	$2,391	$3,862
Operating expenses	(1,233)	(3,104)
Interest and other income	1	4
Interest expense	(729)	(936)
Gain on derivative instruments	940	—

	1,370	(174)
Gain on sale of assets	18,049	—
Minority interests attributable to discontinued operations	(3,261)	93

Income (loss) from discontinued operations	$16,158	$(81)

6. Debt

A summary of outstanding indebtedness as of March 31, 2007 and December 31, 2006, respectively, is as follows (in thousands):

Properties	Interest Rate at March 31, 2007		Maturity Date		Principal Outstanding March 31, 2007		Principal Outstanding December 31, 2006
Mortgage loans:
Secured Term Debt (1)(2)	5.65%		Nov. 11, 2014		$150,332		$150,887
350 East Cermak Road (2)	1-month LIBOR + 2.20	% (3)(4)	Jun. 9, 2008	(5)	99,003		99,353
200 Paul Avenue 1-4 (2)	5.74%		Oct. 8, 2015		81,000		81,000
2045 & 2055 LaFayette Street (2)	5.93%		Feb. 6, 2017		68,000		—
600 West Seventh Street	5.80%		Mar. 15, 2016		58,900		59,181
2323 Bryan Street (2)(6)	6.04%		Nov. 6, 2009		56,385		56,579
34551 Ardenwood Boulevard 1-4 (2)	5.95%		Nov. 11, 2016		55,000		55,000
1100 Space Park Drive (2)	5.89%		Dec. 11, 2016		55,000		55,000
150 South First Street (2)	6.30%		Feb. 6, 2017		53,288		—
2334 Lundy Place (2)	5.96%		Nov. 11, 2016		40,000		40,000
114 Rue Ambroise Croizat (7)	3-month EURIBOR + 1.35	% (3)	Jan. 18, 2012		43,801	(8)	43,260	(8)
Unit 9, Blanchardstown Corporate Park (7)	3-month EURIBOR + 1.35	% (3)	Jan. 18, 2012		37,658	(8)	37,193	(8)
6 Braham Street	3-month GBP LIBOR + 0.90	% (3)	Apr. 10, 2011		25,975	(9)	25,831	(9)
4055 Valley View Lane	3-month LIBOR + 1.20	% (3)	Jan. 1, 2009		—		20,610
100 Technology Center Drive	3-month LIBOR + 1.70	% (3)	Apr. 1, 2009		—		20,000
Paul van Vlissingenstraat 16	3-month EURIBOR + 1.60	% (3)	Jul. 18, 2013		14,788	(8)	14,662	(8)
Chemin de l’Epinglier 2	3-month EURIBOR + 1.50	% (3)	Jul. 18, 2013		10,697	(8)	10,605	(8)
Gyroscoopweg 2E-2F (10)	3-month EURIBOR + 1.50	% (3)	Oct. 18, 2013		9,413	(8)	9,332	(8)
1125 Energy Park Drive	7.62	%(10)	Mar. 1, 2032		9,539		9,569
375 Riverside Parkway	3-month LIBOR + 1.85	% (3)	Dec. 1, 2008		8,722		8,775
731 East Trade Street	8.22%		Jul. 1, 2020		5,841		5,883

					883,342		802,720
Unsecured revolving credit facility	1-month LIBOR + 1.50	% (12)	Oct. 31, 2008	(13)	214,237	(14)	145,452	(14)
Exchangeable senior debentures	4.13%		Aug. 15, 2026	(15)	172,500		172,500

Total principal outstanding					1,270,079		1,120,672
Loan premium—1125 Energy Park Drive and 731 East Trade Street mortgages					1,909		1,966

Total indebtedness					$1,271,988		$1,122,638

(1)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.

(2)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.

(3)	We have entered into interest rate swap agreements as a cash flow hedge for interest generated by these LIBOR, EURIBOR and GBP LIBOR based loans. The total notional amount of the swap agreements was $250.0 million as of March 31, 2007 and $289.5 million as of December 31, 2006. See note 11 for further information.

(4)	This is the weighted average interest rate as of March 31, 2007. The first note, in a principal amount of $79.2 million, bears interest at a rate of 1-month LIBOR + 1.375% per annum and the second note, in a principal amount of $19.8 million, bears interest at a rate of 1-month LIBOR + 5.5% per annum.

(5)	Two one-year extensions are available, which we may exercise if certain conditions are met.

(6)	This loan is also secured by a $5.0 million letter of credit.

(7)	These loans are also secured by a €4.0 million letter of credit. These loans are cross-collateralized by the two properties.

(8)	Based on exchange rate of $1.34 to €1.00 as of March 31, 2007 and $1.32 to €1.00 as of December 31, 2006.

(9)	Based on exchange rate of $1.97 to £1.00 as of March 31, 2007 and $1.96 to £1.00 as of December 31, 2006.

(10)	This loan is also secured by a €1.3 million letter of credit.

(11)	If the loan is not repaid by March 1, 2012, the interest rate increases to the greater of 9.62% or the then treasury rate plus 2%.

(12)	The interest rate under our unsecured revolving credit facility equals either (i) LIBOR, EURIBOR and GBP LIBOR (ranging from 1- to 6-month maturities) plus a margin of between 1.250% and 1.625% or (ii) the greater of (x) the base rate announced by the lender and (y) the federal funds rate, plus a margin of between 0.375% - 0.750%. In each case, the margin is based on our leverage ratio. We incur a fee ranging from 0.15% to 0.25% for the unused portion of our unsecured revolving credit facility.

(13)	A one-year extension option exerciseable by us.

(14)	Balance as of March 31, 2007 is comprised of $175.0 million denominated in US$, $35.4 million denominated in Euros and $3.8 million denominated in British Sterling. Balance as of December 31, 2006 is comprised of $111.0 million denominated in US$ and $34.5 million denominated in Euros. Balances are based on exchange rates noted above in (6) and (8).

(15)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of August 15, 2011, August 15, 2016 and August 15, 2021. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on August 18, 2011.

As of March 31, 2007, our Operating Partnership has an unsecured revolving credit facility (credit facility) for $500.0 million. As of March 31, 2007 borrowings under the credit facility bear interest at a rate of 6.82%, which is based on 1-month LIBOR plus a margin ranging from 1.250% to 1.625%, depending on our Operating Partnership’s overall leverage and this margin was 1.50% as of March 31, 2007. The credit facility matures in October 2008, subject to a one-year extension option exerciseable by us and has a $150.0 million sub-facility for foreign exchange advances in Euros and British Sterling. As of March 31, 2007, approximately $214.2 million was drawn under this facility. The credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios and maintain a pool of unencumbered assets. In addition, except to enable us to maintain our status as a REIT for federal income tax purposes, we are not permitted during any four consecutive fiscal quarters to make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined, for such period, subject to certain other adjustments. As of March 31, 2007, we were in compliance with all the covenants.

Some of the loans impose penalties upon prepayment. The terms of the following mortgage loans do not permit prepayment of the loan prior to the dates listed below:

Loan	Date
2323 Bryan Street	August 2009
200 Paul Avenue 1-4	November 2010
1125 Energy Park Drive	December 2011
Secured Term Debt	September 2014
2334 Lundy Place	August 2016
34551 Ardenwood Boulevard 1-4 (1)	August 2016
1100 Space Park Drive	September 2016
2045 & 2055 LaFayette Street	November 2016
150 South First Street	November 2016

(1)	We can prepay this loan prior to June 11, 2007.

During the three months ended March 31, 2007 and 2006, we capitalized interest of approximately $1.5 million and $0.8 million, respectively.

Exchangeable Senior Debentures due 2026

On August 15, 2006, our Operating Partnership issued $172.5 million of its 4.125% Exchangeable Senior Debentures due August 15, 2026 (the Debentures). Costs incurred to issue the Debentures were approximately $6.2 million. These costs are being amortized over a period of five years, which represents the projected estimated term of the Debentures, and are included in Deferred financing costs, net in the condensed consolidated balance sheet as of March 31, 2007. The Debentures are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership.

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

Prior to August 18, 2011, the Operating Partnership may not redeem the Debentures except to preserve its status as a real estate investment trust for U.S. federal income tax purposes. On or after August 18, 2011, at the Operating Partnership's option, the Debentures are redeemable in cash in whole or in part at 100% of the principal amount plus unpaid interest, if any, accrued to, but excluding, the redemption date, upon at least 30 days' but not more than 60 days' prior written notice to holders of the Debentures.

The holders of the Debentures have the right to require the Operating Partnership to repurchase the Debentures in cash in whole or in part on each of August 15, 2011, August 15, 2016 and August 15, 2021, and in the event of a designated event, for a repurchase price equal to 100% of the principal amount of the Debentures plus unpaid interest, if any, accrued to, but excluding, the repurchase date. Designated events include certain merger or combination transactions, non-affiliates becoming the beneficial owner of more than 50% of the total voting power of our capital stock, a substantial turnover of our company’s directors within a 12-month period, or if we cease to be the general partner of the Operating Partnership. Certain events are considered "Events of Default," which may result in the accelerated maturity of the Debentures, including a default for 30 days in payment of any installment of interest under the Debentures, a default in the payment of the principal amount or any repurchase price or redemption price due with respect to the Debentures and the Operating Partnership's failure to deliver cash or any shares of our common stock within 15 days after the due date upon an exchange of the Debentures, together with any cash due in lieu of fractional shares of our common stock.

We have entered into a registration rights agreement whereby we agreed to register the shares of common stock which could be issued in the future upon exchange of the Debentures. We filed the shelf registration statement with the U.S. Securities and Exchange Commission in April 2007.

7. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2007	2006
Income from continuing operations	$5,928	$5,168
Preferred stock dividends	(3,445)	(3,445)

Income from continuing operations available to common stockholders	2,483	1,723
Income (loss) from discontinued operations	16,158	(81)

Net income available to common stockholders	$18,641	$1,642

Weighted average shares outstanding–basic	56,511,200	27,503,248
Potentially dilutive common shares:
Stock options	350,656	390,630
Class C Units	888,797	460,719
Exchangeable senior debentures	673,774	—

Weighted average shares outstanding–diluted	58,424,427	28,354,597

Income per share - basic:
Income per share from continuing operations available to common stockholders	$0.04	$0.06
Income per share from discontinued operations	0.29	—

Net income per share available to common stockholders	$0.33	$0.06

Income per share - diluted:
Income per share from continuing operations available to common stockholders	$0.04	$0.06
Income per share from discontinued operations	0.28	—

Net income per share available to common stockholders	$0.32	$0.06

We have excluded the following potentially dilutive effect of the following amounts in the calculations above:

	Three Months Ended March 31,
	2007	2006
Weighted average of common Operating Partnership units not owned by us as their effect would not be dilutive.	11,406,187	31,519,202
Potentially dilutive outstanding stock options as this effect is antidilutive.	168,000	52,500

	11,574,187	31,571,702

On or after July 15, 2026, the Debentures may be exchanged at the then applicable exchange rate for cash (up to the principal amount of the Debentures) and, with respect to any excess exchange value, into cash, shares of our common stock or a combination of cash and shares of our common stock at an initial exchange rate of 30.6828 shares per $1,000 principal amount of Debentures. The Debentures will also be exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events. During the period from January 1, 2007 through March 31, 2007, the weighted average common stock price exceeded the current strike price of $32.59 per share. Therefore, using the treasury method, 673,774 shares of common stock contingently issuable upon settlement of the excess exchange value was included as potentially dilutive common shares in determining diluted earnings per share for the three months ended March 31, 2007.

8. Income Taxes

We have elected to be taxed as a REIT and believe that we have complied with the REIT requirements of the Code. As a REIT, we are generally not subject to corporate level federal income and excise taxes on taxable income to the extent it is currently distributed to our stockholders. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may be ineligible to qualify as a REIT for the four subsequent taxable years.

As a REIT, we are subject to local and state taxes in certain states where we operate. We are also subject to foreign income taxes in countries that do not recognize REITs under their respective tax laws. Income taxes for these jurisdictions are accrued, as necessary.

We have elected taxable REIT subsidiary (“TRS”) status for some our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs and hold assets that we cannot hold directly. We recognize current income tax expense for federal and state income taxes for TRS, as necessary. There is no current tax provision for our TRS entities for the quarters ended March 31, 2007 and 2006 due to net operating losses incurred.

Effective January 1, 2007, we adopted Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Based on our evaluation, adoption of FIN 48 did not have any impact on our consolidated financial statements as of March 31, 2007.

We recognize interest and penalties, if incurred, related to income taxes in our provision for income taxes in our condensed consolidated statement of operations. As of March 31, 2007, no interest or penalties have been incurred.

9. Stockholders’ Equity

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

(b) Shares and Units

A common unit of the Operating Partnership and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. The Operating Partnership common units are further discussed in note 3 and the long term incentive units are discussed in note 10, including the redemption of Operating Partnership common units for shares of our common stock during the three months ended March 31, 2007.

(c) Dividends and Distributions

In 2007, we have declared the following dividends and equivalent distributions on common units in our Operating Partnership:

Date dividend and distribution declared	Share class	Dividend and distribution amount per share	Period covered	Dividend and distribution payable date	Annual equivalent rate of dividend and distribution per share	Dividend and distribution amount (in thousands)
February 15, 2007	Series A Preferred Stock	$0.53125	January 1, 2007 to March 31, 2007	April 2, 2007 to shareholders of record on March 15, 2007.	$2.125	$2,199
February 15, 2007	Series B Preferred Stock	$0.49219	January 1, 2007 to March 31, 2007	April 2, 2007 to shareholders of record on March 15, 2007.	$1.969	$1,246
February 15, 2007	Common stock and operating partnership common units and long term incentive units.	$0.28625	January 1, 2007 to March 31, 2007	April 2, 2007 to shareholders of record on March 15, 2007.	$1.145	$19,442

(d) Stock Options

The fair value of each option granted under the 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the weighted-average assumptions listed below for grants in 2007 and 2006. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. The expense recorded for the three months ended March 31, 2007 and 2006 was approximately $144,000 and $74,000, respectively. Unearned compensation representing the unvested portion of the stock options totaled $2.3 million and $2.2 million as of March 31, 2007 and December 31, 2006, respectively. We expect to recognize this unearned compensation over the next 4.0 years on a weighted average basis.

The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options granted during the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Dividend yield	3.05%	3.79%
Expected life of option	120 months	120 months
Risk-free interest rate	4.70%	4.59%
Expected stock price volatility	32.91%	25.02%
Weighted-average grant - date fair value of options granted during the period	$12.41	$6.42

The following table summarizes the 2004 Incentive Award Plan’s stock option activity for the three months ended March 31, 2007:

	Three months ended March 31, 2007
	Shares	Weighted average exercise price
Options outstanding, beginning of period	770,596	$18.05
Granted	25,500	37.55
Exercised	(8,750)	19.54
Cancelled	(3,500)	13.76

Options outstanding, end of period	783,846	$18.69

Exercisable, end of period	134,789	$17.03

We issued new common shares for the common stock options exercised during the three months ended March 31, 2007. The intrinsic value of options exercised in the three months ended March 31, 2007 was approximately $0.1 million.

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2007:

Options outstanding					Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate Intrinsic Value	Number exercisable	Weighted average remaining contractual life	Weighted average exercise price	Aggregate Intrinsic Value
$12.00-13.02	437,679	7.59	$12.08	$12,177,074	82,334	7.59	$12.12	$2,287,429
$13.47-14.50	40,000	7.84	14.21	1,027,588	11,250	7.88	$14.50	285,750
$20.37-28.09	143,167	8.72	22.86	2,439,812	22,249	8.70	$22.71	382,413
$33.18-38.00	163,000	9.63	33.88	981,210	18,956	9.59	33.18	127,384

	783,846	8.23	$18.69	$16,625,684	134,789	8.08	$17.03	$3,082,976

10. Incentive Plan

(a) Incentive Award Plan

Our 2004 Incentive Award Plan provides for the grant of incentive awards to employees, directors and consultants. Awards issuable under the 2004 Incentive Award Plan include stock options, restricted stock, dividend equivalents, stock appreciation rights, long-term incentive units, cash performance bonuses and other incentive awards. Only employees are eligible to receive incentive stock options under the 2004 Incentive Award Plan. We have reserved a total of 4,474,102 shares of common stock for issuance pursuant to the 2004 Incentive Award Plan, subject to certain adjustments set forth in the 2004 Incentive Award Plan. As of March 31, 2007, 412,113 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the 2004 Incentive Award Plan. Each long-term incentive and Class C Profits Interest Unit of the Operating Partnership (Class C Unit) issued under the 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2004 Incentive Award Plan and the individual award limit discussed below.

(b) Long Term Incentive Units

Long-term incentive units may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. Long-term incentive units, whether vested or not, will receive the same quarterly per unit distributions as Operating Partnership common units, which equal per share distributions on our common stock. Initially, long-term incentive units do not have full parity with common units with respect to liquidating distributions. Upon the occurrence of specified events, long-term incentive units may over time achieve full parity with Operating Partnership common units for all purposes, and therefore accrete to an economic value for participants equivalent to our common stock on a one-for-one basis. If such parity is reached, vested long-term incentive units may be converted into an equal number of common units of the Operating Partnership at any time, and thereafter enjoy all the rights of common units of the Operating Partnership.

In connection with the IPO, an aggregate of 1,490,561 of fully vested long-term incentive units were issued and compensation expense totaling $17.9 million was recorded at the completion of the IPO. Parity was reached for these units on February 9, 2005 upon completion of our series A preferred stock offering.

(c) Class C Profits Interests Units

During the fourth quarter of 2005, we granted to each of our named executive officers and certain other employees an award of Class C Units under our 2004 Incentive Award Plan. If the performance condition and the other vesting conditions are satisfied with respect to a Class C Unit, as described below, the Class C Unit will be treated in the same manner as the existing long-term incentive units issued by the Operating Partnership.

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

On October 26, 2005, the Operating Partnership amended and restated its agreement of limited partnership in order to create the Class C Units. As of March 31, 2007 and December 31, 2006, approximately 1,203,000 Class C Units had been awarded to our executive officers and other employees, and approximately 57,000 Class C Units are currently available for future awards. The fair value of these awards of approximately $4.0 million will be recognized as compensation expense on a straight line basis over the expected service period of five years. The unearned compensation as of March 31, 2007 and December 31, 2006 was $2.8 million and $3.0 million, respectively. As of March 31, 2007 and December 31, 2006, none of the above awards had vested. We recognized compensation expense related to these Class C Units of $0.2 million in the three months ended March 31, 2007 and 2006. If the Performance Condition is not met, the unamortized amount will be recognized as an expense at that time.

11. Derivative Instruments

(a) Interest rate swap agreements

As of March 31, 2007, we were a party to interest rate swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. The fair value of these derivatives was $2.6 million and $3.3 million at March 31, 2007 and December 31, 2006, respectively.

As of March 31, 2007, we estimate that $1.4 million of accumulated other comprehensive income will be reclassified to earnings through a reduction to interest expense during the twelve months ending March 31, 2008, when the hedged forecasted transactions impact earnings.

The table below summarizes the terms of these interest rate swaps and their fair values as of March 31, 2007 (in thousands):

Current Notional Amount		Strike Rate	Effective Date	Expiration Date	Fair Value
$98,899		4.025	May 26, 2005	Jun. 15, 2008	$1,142
8,722		5.020	Dec. 1, 2006	Dec. 1, 2008	(11)
25,975	(1)	4.944	Jul. 10, 2006	Apr. 10, 2011	586
14,793	(2)	3.981	May 17, 2006	Jul. 18, 2013	89
10,701	(2)	4.070	Jun. 23, 2006	Jul. 18, 2013	14
9,416	(2)	3.989	Jul. 27, 2006	Oct. 18, 2013	56
43,816	(2)	3.776	Dec. 5, 2006	Jan. 18, 2012	569
37,671	(2)	4.000	Dec. 20, 2006	Jan. 18, 2012	132

$249,993					$2,577

(1)	Translation to U.S. amounts is based on exchange rate of $1.97 to £1.00 as of March 31, 2007.

(2)	Translation to U.S. amounts is based on exchange rate of $1.34 to €1.00 as of March 31, 2007.

We have a LIBOR interest rate cap with a notional amount of $43.0 million, that is not designated as a hedge. The fair value of the cap was immaterial as of March 31, 2007 and December 31, 2006.

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

12. Related Party Transactions

We paid CB Richard Ellis, an affiliate of GI Partners, building management fees and leasing commissions. Fees incurred were $0.4 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively.

In April 2005, we entered into two agreements with Linc Facility Services, LLC, LFS, primarily for personnel providing operations and maintenance repairs of the mechanical, electrical, plumbing and general building service systems of five of our properties. LFS belongs to The Linc Group, which GI Partners has owned since late 2003. Our consolidated statement of operations includes amounts related to these fees of $0.3 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively.

In December 2006, we entered into ten leases with tel(x), in which tel(x) will provide enhanced meet-me-room services to customers. tel(x) was acquired by GI Partners Fund II, LLP in November 2006. Richard Magnuson, our Chairman, is also the chief executive officer of the advisor to GI Partners Fund II, LLP. Our consolidated statements of operations include rental revenues of approximately $3.1 million from tel(x) for the three months ended March 31, 2007. In connection with the lease agreements, we entered into an operating agreement with tel(x), effective as of December 1, 2006, with respect to joint sales and marketing efforts, designation of representatives to manage the national relationship between us and tel(x) and future meet-me-room facilities. Under the operating agreement, tel(x) has a sixty-day option to enter into a meet-me-room lease for certain future meet-me-room buildings acquired by us or any buildings currently owned by us that are converted into a meet-me-room building.

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

In March 2007, we acquired a leasehold interest totaling 33,700 square feet of datacenter space from NYC Connect at 111 8th Avenue, New York for $24.5 million. Concurrently and pursuant to separately negotiated purchase agreements, tel(x), a related party, acquired certain meet-me-room space in the same building from NYC Connect.

13. Commitments and Contingencies

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been capitalized. Accounts payable and other liabilities include $1.2 million and $1.3 million for this liability as of March 31, 2007 and December 31, 2006, respectively. No amounts have been paid to the seller as of March 31, 2007.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of March 31, 2007, we had commitments under leases in effect for approximately $41.6 million of tenant improvement costs and leasing commissions all of which we expect to incur in the near future.

14. Tenant leases

Revenues recognized from Savvis Communications comprised approximately 12.2% and 13.6% of total operating revenues, for the three months ended March 31, 2007 and 2006, respectively. Revenues recognized from Qwest Communications International, Inc. comprised approximately 8.5% and 12.7% of total operating revenues, for the three months ended March 31, 2007 and 2006, respectively. Other than noted here, for the three months ended March 31, 2007 and 2006 no single tenant comprised more than 10% of total operating revenues.

15. Subsequent Events

On May 2, 2007, the Compensation Committee of our Board of Directors approved the grant to each of our named executive officers and certain other officers and employees of an award of Class C Units of our operating partnership, Digital Realty Trust, L.P. under our First Amended and Restated 2004 Incentive Award Plan. A new form of Class C Profits Interest Units Agreement was approved by the Compensation Committee. Under the new agreements, the effective date of the awards is May 2, 2007, and the awards are on the terms and conditions set forth in the agreements. Subject to the grantee’s continuous service with the issuer, sixty percent of the Class C Units will vest on May 1, 2010 and thereafter 1-2/3% will vest monthly, provided that the total shareholder return through certain specified dates exceeds specified targets, as described below. Upon vesting, Class C Units will be treated in the same manner as long-term incentive units.

Pursuant to the Class C Profits Interest Units Agreement, the Class C Units subject to each award will vest based on the achievement of a total shareholder return (which we refer to as the performance condition) as measured on November 1, 2008 (which we refer to as the first measurement date) and May 1, 2010 (which we refer to as the second measurement date). If:

•	with respect to the first measurement date, we achieve a total shareholder return equal to at least 18% over a period commencing on May 2, 2007 and ending on November 1, 2008; and

•

with respect to the second measurement date, we achieve a total shareholder return equal to at least 36% over a period commencing on May 2, 2007 and ending on the earlier of May 1, 2010 and the date of a change in control of our company, the performance condition will be deemed satisfied with respect to a number of Class C Units that is based on the executive’s allocated percentage of an aggregate performance award pool. For purposes of calculating the total shareholder return during this period, the initial value of our common stock will be equal to $40.51 (which represents the five day trailing average of the closing prices of our common stock ending on May 1, 2007) and the ending value of our common stock will be based on the thirty day trailing average as of the applicable measurement date and will include an amount that would have been realized if all cash dividends paid during the performance period were reinvested in common stock on the applicable dividend payment date.

The aggregate amount of the performance award pool will be equal to 8% of the “excess shareholder value” created during the applicable performance period, but in no event will the amount of the pool exceed:

•	$17 million for the first measurement date; or

•	$40 million (less the amount of the performance award pool as of the first measurement date) for the second measurement date.

Under the Class C Profits Interest Units Agreements, “excess shareholder value” is equal to the excess of:

•

the aggregate market value of the total number of shares of common stock and units outstanding at the end of the performance period, plus the cumulative value of dividends paid during the performance period (assuming reinvestment in our common stock), over

•

an increase in the aggregate market value of the common stock and units as of May 1, 2007 of 18% with respect to the first measurement date and 36% with respect to the second measurement date, plus in each case a prorated increase the aggregate market value of new shares of common stock and units issued by our company or our operating partnership during the performance period.

On May 2, 2007, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit.

Share Class	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock		Common Stock
Dividend and distribution amount	$0.53125	$0.49219	$0.24609	(1)	$0.28625
Dividend and distribution payable date	July 2, 2007	July 2, 2007	July 2, 2007		July 2, 2007
Dividend payable to shareholders of record on	June 15, 2007	June 15, 2007	June 15, 2007		June 15, 2007
Annual equivalent rate of dividend and distribution	$2.125	$1.969	$1.094		$1.145

(1)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2007.

In April 2007, one of our tenants occupying approximately 82,000 square feet of space in our Denver property requested for an early termination of its lease. The tenant is current on its rent. The existing lease expires on January 31, 2012. We are exploring with this tenant on potential re-leasing alternatives.

On April 11, 2007, we acquired land to be developed in a suburb of London for approximately £17.8 million ($35.0 million based on the rate of exchange on April 11, 2007).

On April 4, 2007, we issued 7.0 million shares of 4.375% Series C Cumulative Convertible Preferred Stock for net proceeds of $169.1 million after offering costs. We used the proceeds from this issuance to pay down our unsecured revolving credit facility.

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2006. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

Our Company. We completed our initial public offering of common stock (IPO) on November 3, 2004. We believe that we have operated in a manner that has enabled us to qualify, and have elected to be treated, as a Real Estate Investment Trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Code). Our company was formed on March 9, 2004. During the period from our formation until we commenced operations in connection with the completion of our IPO we did not have any corporate activity other than the issuance of shares of common stock in connection with the initial capitalization of the company. Any reference to “our”, “we” and “us” in this filing includes our company and our predecessor. The predecessor is comprised of the real estate activities and holdings of Global Innovation Partners LLC (GI Partners) which GI Partners contributed to us in connection with our IPO.

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

As of March 31, 2007, we own an aggregate of 61 technology-related real estate properties, excluding one property held as an investment in an unconsolidated joint venture with 11.4 million rentable square feet including approximately 1.7 million square feet of space held for redevelopment. We have developed detailed, standardized procedures for evaluating acquisitions to ensure that they meet our financial and other criteria. We expect to continue to acquire additional assets as a key part of our growth strategy. We intend to aggressively manage and lease our assets to increase their cash flow.

We may acquire properties subject to existing mortgage financing and other indebtedness or new indebtedness may be incurred in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any dividends with respect to our common stock and our preferred stock. We currently intend to limit our indebtedness to 60% of our total market capitalization and, based on the closing price of our common stock on March 31, 2007 of $39.90, our ratio of debt to total market capitalization was approximately 31% as of March 31, 2007. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us (with the per unit value equal to the market value of one share of our common stock and excluding long-term incentive units and Class C units), plus the book value of our total consolidated indebtedness.

Revenue Base. Our properties are mainly located throughout the U.S., with seven properties located in Europe and one property in Canada. We acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties Acquired (1)	Net Rentable Square Feet Acquired (2)	Square Feet of Space Held for Redevelopment as of March 31, 2007 (3)
2002	5	1,125,292	19,890
2003	6	863,677	194,683
2004	10	2,653,613	32,856
2005	20	2,830,127	682,932
2006	16	1,797,534	424,058
Three months ended March 31, 2007	4	398,024	355,780

Properties owned as of March 31, 2007	61	9,668,267	1,710,199

(1)	Excludes properties sold in 2007 and 2006; 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006).

(2)	Excludes space held for redevelopment.

(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space. The amounts included in this table represent redevelopment space as of March 31, 2007 in the properties acquired during the relevant period.

As of March 31, 2007, the properties in our portfolio were approximately 94.8% leased excluding 1.7 million square feet held for redevelopment. Due to the capital intensive and long term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of March 31, 2007, our original average lease term was approximately 12 years, with an average of seven years remaining. Leasing since the completion of our initial public offering in November 2004 has been at lease terms shorter than 12 years. Our lease expirations through December 31, 2009 are 11.8% of net rentable square feet excluding space held for redevelopment as of March 31, 2007. Operating revenues from properties outside the United States were $7.7 million and $2.2 million for the three months ended March 31, 2007 and 2006, respectively.

Operating expense. Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site operating and maintenance costs, as well as rental expenses on our ground and building leases. In addition, as a public company, we incur significant legal, accounting and other expenses related to corporate governance, U.S. Securities and Exchange Commission reporting and compliance with the various provisions of Sarbanes-Oxley Act of 2002. In addition, we engage third-party property managers to manage most of our properties. As of March 31, 2007, 35 of our properties were managed by CB Richard Ellis, an affiliate of GI Partners.

Equity and Minority Interest Transactions. During the three months ended March 31, 2007, GI Partners distributed their remaining 6.5 million Operating Partnership common units to their investors, of which approximately 6.2 million Operating Partnership common units were redeemed in exchange for an equal number of shares of our common stock. These redemptions were recorded as a reduction to minority interest and an increase to common stock and additional paid-in capital based on the book value per unit in the accompanying condensed consolidated balance sheet. We did not receive any cash proceeds upon redemption of these Operating Partnership common units. As of March 31, 2007, GI Partners no longer has an ownership interest in the Operating Partnership.

Factors Which May Influence Future Results of Operations

Rental income. The amount of net rental income generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 1.7 million square feet held for redevelopment, as of March 31, 2007, the occupancy rate in the properties in our portfolio was approximately 94.8% of our net rentable square feet.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 9.7 million square feet of net rentable square feet, excluding redevelopment space, at March 31, 2007 is approximately 130,000 net rentable square feet of space with extensive datacenter improvements that is currently, or will shortly be, available for lease, Since IPO, we had leased approximately 758,000 square feet of similar space. Rather than leasing all of this space to large single tenants, we are subdividing some of it for multi-tenant turn-key datacenter use, with tenants averaging between 100 and 15,000 square feet of net rentable space. Multi-tenant turn-key datacenters are effective solutions for tenants who lack the expertise or capital budget to provide their own extensive datacenter infrastructure and security. As experts in datacenter construction and operations we are able to lease space to these tenants at a significant premium over other uses. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

In addition, as of March 31, 2007, we had approximately 1.7 million square feet of redevelopment space, or approximately 16% of the total space in our portfolio, including four vacant properties comprising approximately 377,000 square feet. Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use, and in addition, we may require additional time or encounter delays in securing tenants for redevelopment space. We intend to purchase additional vacant properties and properties with vacant redevelopment space in the future.

Future economic downturns or regional downturns affecting our submarkets or downturns in the technology-related real estate industry that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. As of March 31, 2007, we had no material tenants in bankruptcy. In April 2007, one of our tenants occupying approximately 82,000 square feet of space in our Denver property requested early termination of its lease. The tenant is current on its rent. The existing lease expires on January 31, 2012. We are exploring with this tenant potential re-leasing alternatives.

Scheduled lease expirations. Our ability to re-lease expiring space will impact our results of operations. In addition to approximately 0.5 million square feet of available space in our portfolio excluding approximately 1.7 million square feet available for redevelopment as of March 31, 2007, leases representing approximately 1.5% and 4.8% of the square footage of our portfolio, excluding redevelopment space, are scheduled to expire during the periods ending December 31, 2007 and 2008, respectively.

Market concentration. We depend on the market for technology based real estate in regions and significant changes in these regional markets can impact our future results. As of March 31, 2007 our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of 03/31/07 total gross annualized rent (1)
Silicon Valley	16.3%
Dallas	11.3%
Chicago	11.5%
New York	10.3%
Phoenix	9.4%
San Francisco	6.9%
Los Angeles	6.5%
Northern Virginia	4.8%
Other	23.0%

100.0%

(1)	Gross annualized rent is monthly contractual rent under existing leases as of March 31, 2007 multiplied by 12.

Operating expenses. Our operating expenses generally consist of utilities, property taxes, property management fees, insurance and site maintenance costs, as well as rental expenses on our ground and building leases. We are also incurring general and administrative expenses, including expenses relating to the internalization of our asset management function, as well as significant legal, accounting and other expenses related to corporate governance, U.S. Securities and Exchange Commission reporting and compliance with the various provisions of the Sarbanes-Oxley Act. Increases or decreases in such operating expenses will impact our overall performance. As a relatively new public company, we expect to incur additional operating expenses as we expand our various business functions.

Interest Rates. As of March 31, 2007, we had approximately $464.3 million of variable rate debt, of which approximately $250.1 million was mortgage debt subject to interest rate swap agreements, and $214.2 million was outstanding on our unsecured revolving credit facility. Since 2002, the United States Federal Reserve has been increasing short term interest rates, which has recently had a significant upward impact on shorter-term interest rates, including the interest rates that our variable rate debt is based upon. Continued increases in interest rates may increase our interest expense and therefore negatively affect our financial condition and results of operations. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which would further increase our interest expense.

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

Investments in Real Estate

Acquisition of real estate. The price that we pay to acquire a property is impacted by many factors including the condition of the property and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the property and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases, any debt assumed from the seller or loans made by the seller to us and any building leases assumed from the seller. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. Our allocation methodology is summarized in Note 2 to our consolidated financial statements. These allocation assessments have a direct impact on our results of operations. For example, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the property as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time. This potential effect occurs because the amounts allocated to property are depreciated over the estimated lives of the property whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in our consolidated statements of operations.

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

Capitalization of costs

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2007 and 2006. A summary of our operating results from continuing operations for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Statement of Operations Data:
Total operating revenues	$88,967	$57,121
Total operating expenses	(67,002)	(39,733)

Operating income	21,965	17,388
Other Income (expenses)	(15,536)	(10,281)

Income from continuing operations before minority interests	$6,429	$7,107

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of such growth, a period-to-period comparison of our financial performance focuses primarily on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis, (same store properties are properties that were owned and operated for the entire current year and the entire immediate preceding year). The following table identifies each of the properties in our portfolio as of March 31, 2007:

Acquired Properties	Acquisition Date	Redevelopment Space as of March 31, 2007 (1)	Net Rentable Square Feet Excluding Redevelopment Space	Square Feet including Redevelopment Space	Occupancy Rate as of March 31, 2007 (2)
As of December 31, 2004 (21 properties)		247,429	4,642,582	4,890,011	97.1%
Year Ended December 31, 2005
833 Chestnut Street	Mar-05	119,660	535,098	654,758	78.6
1125 Energy Park Drive	Mar-05	—	112,827	112,827	100.0
350 East Cermak Road	May-05	228,089	905,650	1,133,739	94.6
8534 Concord Center Drive	Jun-05	—	82,229	82,229	100.0
2401 Walsh Street	Jun-05	—	167,932	167,932	100.0
200 North Nash Street	Jun-05	—	113,606	113,606	100.0
2403 Walsh Street	Jun-05	—	103,940	103,940	100.0
4700 Old Ironsides Drive	Jun-05	—	90,139	90,139	100.0
4650 Old Ironsides Drive	Jun-05	—	84,383	84,383	100.0
731 East Trade Street	Aug-05	—	40,879	40,879	100.0
113 North Myers	Aug-05	9,132	20,086	29,218	100.0
125 North Myers	Aug-05	—	25,402	25,402	47.9
Paul van Vlissingenstraat 16	Aug-05	35,000	77,472	112,472	58.8
600-780 S. Federal	Sep-05	—	161,547	161,547	82.6
115 Second Avenue	Oct-05	21,136	45,594	66,730	—
Chemin de l Epinglier 2	Nov-05	—	59,190	59,190	100.0
251 Exchange Place	Nov-05	—	70,982	70,982	100.0
7500 Metro Center Drive	Dec-05	74,962	—	74,962	—
7620 Metro Center Drive	Dec-05	—	45,000	45,000	100.0
3 Corporate Place	Dec-05	194,953	88,171	283,124	100.0

Subtotal		682,932	2,830,127	3,513,059	90.0

Year Ended December 31, 2006
4025 Midway Road	Jan-06	27,599	72,991	100,590	50.5
Clonshaugh Industrial Estate	Feb-06	—	20,000	20,000	100.0
6800 Millcreek Drive	Apr-06	—	83,758	83,758	100.0
101 Aquila Way	Apr-06	—	313,581	313,581	100.0
12001 North Freeway	Apr-06	20,222	280,483	300,705	98.5
14901 FAA Boulevard	Jun-06	—	263,700	263,700	100.0
120 E. Van Buren Street	Jul-06	70,368	217,146	287,514	92.0
Gyroscoopweg 2E-2F	Jul-06	—	55,585	55,585	100.0
600 Winter Street	Sep-06	—	30,400	30,400	100.0
2300 NW 89th Place	Sep-06	—	64,174	64,174	100.0
1807 Michael Faraday Court	Oct-06	—	19,237	19,237	100.0
8100 Boone Boulevard	Oct-06	—	17,015	17,015	100.0
111 Eighth Avenue(3)	Oct-06	—	116,837	116,837	100.0
2055 E. Technology Circle	Oct-06	76,350	—	76,350	—
114 Rue Amboise Croizat	Dec-06	229,519	122,627	352,146	91.6
Unit 9, Blanchardstown Corporate Park	Dec-06	—	120,000	120,000	85.9

Subtotal		424,058	1,797,534	2,221,592	95.3

Quarter Ended March 31, 2007
21110 Ridgetop	Jan-07	—	135,513	135,513	100.0
3011 LaFayette	Jan-07	90,780	—	90,780	—
44470 Chilum Place	Feb-07	—	95,440	95,440	100.0
43791 Devon Shafron Road	Mar-07	135,000	—	135,000	—
43831 Devon Shafron Road	Mar-07	—	117,071	117,071	100.0
43881 Devon Shafron Road	Mar-07	130,000	50,000	180,000	100.0

Subtotal		355,780	398,024	753,804	100.0

Total		1,710,199	9,668,267	11,378,466	94.8%

(1)	Redevelopment space requires significant capital investment in order to develop data center facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built data center space that was not completed by previous ownership and requires a large capital investment in order to build out the space.

(2)	Occupancy rates exclude redevelopment space.

(3)	Includes approximately 33,700 net rentable square feet from leasehold interest acquisition in March 2007.

Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006

Portfolio

As of March 31, 2007, our portfolio consisted of 61 properties, excluding one property held as an investment in an unconsolidated joint venture with an aggregate of 11.4 million net rentable square feet including 1.7 million square feet held for redevelopment compared to a portfolio consisting of 43 properties (excluding three properties which we sold in 2006 and 2007 and are presented as discontinued operations in the accompanying consolidated statements of operations), with an aggregate of 8.1 million net rentable square feet including 1.2 million square feet held for redevelopment as of March 31, 2006. The increase in our portfolio reflects the acquisition of 18 properties in the twelve months ended March 31, 2007.

Operating revenues

Operating revenues during the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006	Change
Rental	$73,288	$45,750	$27,538
Tenant reimbursements	15,679	11,203	4,476
Other	—	168	(168)

Total operating revenues	$88,967	$57,121	$31,846

As shown by the same store and new properties table shown below, the increases in rental revenues and tenant reimbursement revenues in the periods ended March 31, 2007 compared to the same periods in 2006 were primarily due to our acquisitions of properties. We acquired 18 properties during the twelve months ended March 31, 2007.

The following tables show operating revenues for new properties (properties that were not owned for each of the full three months ended March 31, 2007 and 2006) and same store properties (all other properties) (in thousands):

	Same Store Three Months Ended March 31,			New Properties Three Months Ended March 31,
	2007	2006	Change	2007	2006	Change
Rental	$52,698	$45,517	$7,181	$20,590	$233	$20,357
Tenant reimbursements	13,640	11,203	2,437	2,039	—	2,039
Other	—	168	(168)	—	—	—

Total operating revenues	$66,338	$56,888	$9,450	$22,629	$233	$22,396

Same store rental revenues increased in the three months ended March 31, 2007 compared to the same period in 2006 primarily as a result of new leases at our properties during the twelve months ended March 31, 2007, the largest of which was for space in 200 Paul Avenue 1-4, 1100 Space Park Drive, 350 East Cermak Road and 300 Boulevard East. Rental revenue included amounts earned from leases with tel(x), a related party, of approximately $3.1 million and $0 for the three months ended March 31, 2007 and 2006, respectively. Same store tenant reimbursement revenues increased in the three months ended March 31, 2007 compared to the same period in 2006 primarily as a result of higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 1100 Space Park Drive, 200 Paul Avenue 1-4 and 600 West Seventh Street.

New property increases were caused by properties acquired during the period from January 1, 2006 to March 31, 2007. For the three months ended March 31, 2007, 120 East Van Buren, 111 Eighth Avenue, Unit 9, Blanchardstown Corporate Park and 12001 North Freeway contributed $13.7 million, or approximately 61% of the total new properties increase in revenues compared to the same period in 2006.

Operating Expenses and Interest Expense

Operating expenses and interest expense during the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006	Change
Rental property operating and maintenance	$21,239	$11,314	$9,925
Property taxes	7,540	6,583	957
Insurance	1,426	872	554
Depreciation and amortization	29,399	16,537	12,862
General and administrative	7,210	4,246	2,964
Other	188	181	7

Total operating expenses	$67,002	$39,733	$27,269

Interest expense	$16,594	$10,452	$6,142

As shown in the same store expense and new properties table below, total expenses in the three months ended March 31, 2007 increased compared to the same period in 2006 primarily as a result of acquisition of properties.

The following table shows expenses for new properties (properties that were not owned for each of the full three months ended March 31, 2007 and 2006) and same store properties (all other properties) (in thousands):

	Same Store Three Months Ended March 31,			New Properties Three Months Ended March 31,
	2007	2006	Change	2007	2006	Change
Rental property operating and maintenance	$13,952	$10,999	$2,953	$7,287	$315	$6,972
Property taxes	6,847	6,530	317	693	53	640
Insurance	1,296	867	429	130	5	125
Depreciation and amortization	18,891	16,391	2,500	10,508	146	10,362
General and administrative (1)	7,210	4,246	2,964	—	—	—
Other	164	180	(16)	24	1	23

Total operating expenses	$48,360	$39,213	$9,147	$18,642	$520	$18,122

Interest expense	$11,432	$7,799	$3,633	$5,162	$2,653	$2,509

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.

Same store rental property operating and maintenance expenses increased in the three months ended March 31, 2007 compared to the same period in 2006 primarily as a result of higher utility rates in several of our properties leading to higher utility expense in 2007. Rental property operating and maintenance expenses included amounts paid to related parties, CB Richard Ellis and The Linc Group, for property management and other fees of $0.7 million and $0.6 million in the three months ended March 31, 2007 and 2006, respectively. CB Richard Ellis and The Linc Group are related parties of GI Partners. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $0.6 million and $0.5 million in the three months ended March 31, 2007 and 2006, respectively.

Same store depreciation and amortization expense increased in the three months ended March 31, 2007 compared to the same period in 2006, principally because of depreciation related to improvements made during the twelve months ended March 31, 2007.

General and administrative expenses in the three months ended March 31, 2007 increased compared to the same period in 2006 primarily due to higher employee compensation, insurance, legal and consulting costs.

Same store interest expense increased for the three months ended March 31, 2007 as compared to the same period in 2006 primarily as a result of higher average outstanding debt balances during 2007 compared to 2006 related to refinancings on 600 West Seventh Street, 1100 Space Park Drive, 2045 & 20055 LaFayette Street and 150 South First Street partially offset by lower average outstanding balances during 2007 compared to 2006 for 47700 Kato Road and 1055 Page Avenue. Interest incurred on our unsecured line of credit and senior exchangeable debentures is allocated entirely to new properties in the table above. Interest capitalized during the three months ended March 31, 2007 and 2006 was $1.5 million and $0.8 million.

New property increases were caused by properties acquired during the period from January 1, 2006 to March 31, 2007. For the three months ended March 31, 2007, 120 East Van Buren, 111 Eighth Avenue, Unit 9, Blanchardstown Corporate Park and 12001 North Freeway contributed $12.5 million, or approximately 58% of the total new properties increase in total expenses compared to the same period in 2006.

Equity in earnings of unconsolidated joint venture

The equity in earnings of unconsolidated joint venture relates to a 49% investment in a joint venture that owns a datacenter property in Seattle, Washington. The investment was made in November 2006.

Minority Interests

Minority interests has decreased for the three months ended March 31, 2007 as compared to the same period in 2006 primarily as a result of the weighted average minority ownership percentage decreasing from approximately 53% for the three months ended March 31, 2006 to approximately 18% for the three months ended March 31, 2007.

Discontinued Operations

In 2007 and 2006, we completed the sales of 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006) and recognized gains upon closing. The results of operations and gain on sales of 100 Technology Center Drive ($11.8 million) and 4055 Valley View Lane ($6.2 million) are reported as discontinued operations for all periods presented.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

As of March 31, 2007, we had $47.0 million of cash and cash equivalents, excluding $27.8 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance and anticipated or contractually obligated tenant improvements.

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

As of March 31, 2007, our Operating Partnership had a $500.0 million unsecured revolving credit facility. Borrowings under this credit facility currently bear interest at a rate based on 1-month LIBOR, EURIBOR and GBP LIBOR plus a margin ranging from 1.250% to 1.625%, depending on our Operating Partnership’s overall leverage, which margin was 1.50% as of March 31, 2007. The unsecured revolving credit facility matures in October 2008, subject to a one-year extension option that we may exercise if certain conditions are met. The amended unsecured revolving credit facility has a $150.0 million sub-facility for foreign exchange advances in Euros and British Sterling. We intend to use available borrowings under the amended unsecured revolving credit facility to, among other things, finance the acquisition of additional properties, to fund tenant improvements, development and redevelopment activities and capital expenditures, and to provide for working capital and other corporate purposes. As of March 31, 2007, we had outstanding $214.2 million under the credit facility, excluding $14.3 million of letters of credit, and the amount available for use was $271.5 million. On April 4, 2007, we issued 7.0 million shares of 4.375% Series C Cumulative Convertible Preferred Stock for net proceeds of $169.1 million after offering costs. We used all the net proceeds from this issuance to pay down our unsecured credit facility.

Properties acquired in 2007

During the three months ended March 31, 2007 we acquired the following properties:

Property	Metropolitan Area	Date Acquired	Purchase Price (in millions)
21110 Ridgetop Circle	Northern Virginia	January 5, 2007	$17.0
3011 LaFayette Street	Silicon Valley	January 22, 2007	13.6
44470 Chilum Place	Northern Virginia	February 27, 2007	42.5
111 8th Avenue (1)	New York City	March 15, 2007	24.5
Devon Shafron Drive (2)	Northern Virginia	March 23, 2007	62.5

			$160.1

(1)	A leasehold interest acquisition of approximately 33,700 square feet.

(2)	The purchase consists of three buildings; 43791 Devon Shafron Drive, 43831 Devon Shafron Drive and 43881 Devon Shafron Drive.

We financed the purchase of these properties with borrowings under our unsecured revolving credit facility.

Future uses of cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of March 31, 2007, we had commitments under leases in effect for $41.6 million of tenant improvement costs and leasing commissions all of which we expect to incur in the near future.

As of March 31, 2007, we have identified from our existing properties approximately 1.7 million square feet of redevelopment space and we also owned approximately 130,000 net rentable square feet of datacenter space with extensive installed tenant improvements that we may subdivide for multi-tenant turn-key datacenter use during the next two years rather than lease such space to large single tenants. Turn-Key Datacenter space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional turn-key datacenter space, we may incur significant tenant improvement costs to build out and redevelop these spaces.

On April 11, 2007, we acquired land to be developed in a suburb of London for approximately £17.8 million ($35.0 million based on the rate of exchange on April 11, 2007).

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

Commitments and Contingencies

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been capitalized. Accounts payable and other liabilities include $1.2 million and $1.3 million for this liability as of March 31, 2007 and December 31, 2006, respectively. No amounts have been paid to the seller as of March 31, 2007.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of March 31, 2007, we had commitments under leases in effect for approximately $41.6 million of tenant improvement costs and leasing commissions all of which we expect to incur in the near future.

In April 2007, one of our tenants occupying approximately 82,000 square feet of space in our Denver property requested early termination of its lease. The tenant is current on its rent. The existing lease expires on January 31, 2012. We are exploring with this tenant potential re-leasing alternatives.

We have agreed with the seller of the 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 263,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013. We have no liability for this contingent liability on our balance sheet at March 31, 2007.

As of March 31, 2007, we were a party to interest rate swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt, as of March 31, 2007 (in millions):

Debt Summary:
Fixed rate	$807.7
Variable rate—hedged by interest rate swaps	250.1

Total fixed rate	1,057.8
Variable rate—unhedged	214.2

Total	$1,272.0

Percent of Total Debt:
Fixed rate (including swapped debt)	83.2%
Variable rate	16.8%

Total	100.0%

Effective Interest Rate as of March 31, 2007:
Fixed rate (including swapped debt)	5.59%
Variable rate—unhedged	6.82%
Effective interest rate	5.80%

As of March 31, 2007, we had approximately $1.3 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total market capitalization was approximately 31% (based on the closing price of our common stock on March 31, 2007 of $39.90). The variable rate debt shown above bears interest at interest rates based on various LIBOR, EURIBOR and GBP LIBOR rates ranging from one to twelve months, depending on the agreement governing the debt. Assuming maturity of our exchangeable senior debentures at first maturity date in August 2011, as of March 31, 2007, the debt had a weighted average term to initial maturity of approximately 5.8 years (approximately 6.2 years assuming exercise of extension options).

Unsecured Revolving Credit Facility. As of March 31, 2007, we had an unsecured revolving credit facility (credit facility) under which we can borrow up to $500.0 million. Borrowings under the credit facility currently bear interest at a rate of based on LIBOR, EURIBOR and GBP LIBOR plus a margin ranging from 1.250% to 1.625%, depending on our Operating Partnership’s overall leverage. This margin was 1.50% as of March 31, 2007, resulting in an interest rate at this date of 6.82%. The credit facility matures in October 2008, subject to a one-year extension option, which we may exercise if certain conditions are met. The credit facility has a $150.0 million sub-facility for foreign exchange advances in Euros and British Sterling. As of March 31, 2007 we had outstanding $214.2 million under the credit facility, excluding $14.3 million of letters of credit, and $271.5 million was available for use.

Off-Balance Sheet Arrangements

As of March 31, 2007, we were a party to interest rate cap agreements in connection with debt and interest rate swap agreements related to $250.1 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

The exchangeable senior debentures provide for excess exchange value to be paid in cash or shares of our common stock if our stock price exceeds a certain amount. See note 6 to our consolidated financial statements for a further description of our exchangeable senior debentures.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006

The following table shows cash flows and ending cash and cash equivalent balances for the three months ended March 31, 2007 and 2006, respectively (in thousands):

	Three Months Ended March 31,
	2007	2006	Change
Net cash provided by operating activities (including discontinued operations)	$25,206	$14,857	$10,349
Net cash used in investing activities	(127,678)	(32,533)	(95,145)
Net cash provided by financing activities	127,210	31,925	95,285

Net increase in cash and cash equivalents	$24,738	$14,249	$10,489

The increase in net cash provided by operating activities was primarily due to revenues from the 18 properties added to our portfolio during the twelve months ended March 31, 2007, along with new leasing activities partially offset by higher operating and interest expense. Net cash used in investing activities primarily relates to new properties acquired during the three months ended March 31, 2007 and 2006. Net cash used in investing activities increased for the three months ended March 31, 2007, as higher expenditures to acquire, improve and redevelop properties in the three months ended March 31, 2007 more than offset the receipt of proceeds from the sales of 100 Technology Center Drive and 4055 Valley View Lane.

Net cash flows from financing activities consisted of the following amounts (in thousands):

	Three Months Ended March 31,
	2007	2006	Change
Net proceeds from borrowings	$147,645	$64,527	$83,118
Dividend and distribution payments	(19,388)	(34,726)	15,338
Other	(1,047)	2,124	(3,171)

Net cash provided by financing activities	$127,210	$31,925	$95,285

The increase in borrowings for the three months ended March 31, 2007 as compared to the same period in 2006 was a result of financings on 2045-2055 LaFayette and 150 South First Street in the amount of $121.3 million compared to the $60.0 million refinancing of 600 West Seventh Street in March 2006. The decrease in dividend and distribution payments for the three months ended March 31, 2007 as compared to the same period in 2006 was a result of the first quarter 2006 dividend being paid as of March 31, 2006 but the first quarter 2007 dividend and distribution declared was accrued and unpaid as of March 31, 2007.

Minority interest

Minority interests relate to the interests in the Operating Partnership that are not owned by us, which, as of March 31, 2007, amounted to 10.6% of the Operating Partnership common units. In conjunction with our formation, GI Partners received common units, in exchange for contributing ownership interests in properties to the Operating Partnership. Also in connection with acquiring real estate interests owned by third parties, the Operating Partnership issued common units to those sellers.

Limited partners who acquired common units in the formation transactions have the right to require the Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to registration rights agreements we entered into with GI Partners and the other third party contributors, we filed a shelf registration statement covering the issuance of the shares of our common stock issuable upon redemption of the common units, and the resale of those shares of common stock by the holders. GI Partners distributed 4,030,184 Operating Partnership common units to its owners and these units were redeemed for an equal number of shares of our common stock on March 29, 2006.

During the three months ended March 31, 2007, GI Partners distributed their remaining 6.5 million Operating Partnership common units to its investors, of which approximately 6.2 million Operating Partnership common units were redeemed in exchange for an equal number of shares of our common stock. These redemptions were recorded as a reduction to minority interest and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet. We did not receive any cash proceeds upon redemption of these Operating Partnership units. As of March 31, 2007, GI Partners no longer has an ownership interest in the Operating Partnership.

During the three months ended March 31, 2007, third parties redeemed 265,776 Operating Partnership units for an equal number of shares of our common stock. These redemptions were recorded as a reduction to minority interest and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet. We did not receive any cash proceeds upon redemption of these Operating Partnership units.

Inflation

Substantially all of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

New Accounting Pronouncements Issued But Not Yet Adopted

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of SFAS 157 will have on the Company’s consolidated financial position, results of operations and cash flows but currently does not believe it will have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year on or before November 15, 2007, provided the provisions of SFAS 157 are also applied. Management is currently evaluating the impact that the adoption of SFAS 159 will have on the Company’s consolidated financial position, results of operations and cash flows, but currently does not believe it will have a material impact on the Company’s consolidated financial statements.

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

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of March 31, 2007, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$807.7	$865.5
Variable rate debt subject to interest rate swaps	250.1	250.1

Total fixed rate debt (including interest rate swaps)	1,057.8	1,115.6
Variable rate debt — unhedged	214.2	214.2

Total outstanding debt	$1,272.0	$1,329.8

Interest rate swaps included in this table and their fair values as of March 31, 2007 were as follows (in thousands):

Current Notional Amount		Strike Rate	Effective Date	Expiration Date	Fair Value
$98,899		4.025	May 26, 2005	Jun. 15, 2008	$1,142
8,722		5.020	Dec. 1, 2006	Dec. 1, 2008	(11)
25,975	(1)	4.944	Jul. 10, 2006	Apr. 10, 2011	586
14,793	(2)	3.981	May 17, 2006	Jul. 18, 2013	89
10,701	(2)	4.070	Jun. 23, 2006	Jul. 18, 2013	14
9,416	(2)	3.989	Jul. 27, 2006	Oct. 18, 2013	56
43,816	(2)	3.776	Dec. 5, 2006	Jan. 18, 2012	569
37,671	(2)	4.000	Dec. 20, 2006	Jan. 18, 2012	132

$249,993					$2,577

(1)	Translation to U.S. amounts is based on exchange rate of $1.97 to £1.00 as of March 31, 2007.

(2)	Translation to U.S. amounts is based on exchange rate of $1.34 to €1.00 as of March 31, 2007.

Sensitivity to changes in interest rates.

The following table shows the effect if assumed changes in interest rates occurred:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	48	$3.4
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(48)	($3.4)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	48	1.0
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	(48)	(1.0)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(48)	20.8
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	48	(19.2)

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

Foreign currency forward exchange risk

As of March 31, 2007, we have foreign operations in the United Kingdom, Switzerland, Ireland, Canada and The Netherlands and as such are subject to risk from the effects of exchange rate movements related to the Euro, British Pound, Swiss Francs and Canadian Dollar, which may affect future costs and cash flows. For these currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. For the three months ended March 31, 2007, operating revenues from properties outside the United States contributed $7.7 million which represented 8.7% of our operating revenues.

As of March 31, 2007, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. Prior to January 2006, we were party to a foreign currency forward sale contract with a notional value of approximately £7.9 million. We terminated this contract in January 2006 and received cash of approximately $0.7 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 – Legal Proceedings.

None.

ITEM 1A – Risk factors.

See our risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3 – Defaults Upon Senior Securities.

None.

ITEM 4 – Submission of Matters to a Vote of Security Holders.

None.

ITEM 5 – Other Information.

(a) None.

(b) None.

ITEM 6 – Exhibits

Exhibit

10.1	Employment Agreement between Digital Realty Trust, Inc. and Scott E. Peterson (incorporated by reference to our registration statement on Form S-11 (File No. 333-117865) declared effective by the Securities and Exchange Commission on November 3, 2004).

10.2	Employment Agreement between Digital Realty Trust, Inc. and Christopher J. Crosby, Jr. (incorporated by reference to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005).

10.3	First Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to our Current Report on Form 8-K filed on March 30, 2007).

10.4	Second Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to our Current Report on Form 8-K filed on March 30, 2007).

10.5	First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on March 30, 2007).

10.6	Fifth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to our Current Report on Form 8-K filed on April 11, 2007).

12.1	Statement of Computation of Ratios

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

May 10, 2007	/s/ MICHAEL F. FOUST
Michael F. Foust
Chief Executive Officer (principal executive officer)

May 10, 2007	/s/ A. WILLIAM STEIN
A. William Stein
Chief Financial Officer and Chief Investment Officer
(principal financial officer)

May 10, 2007	/s/ EDWARD F. SHAM
Edward F. Sham
Vice President and Controller
(principal accounting officer)