Form 10-Q
period 2007-06-30
Digital Realty Trust, Inc.
filed 2007-08-09
CIK 1297996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non- accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, $.01 par value per share	60,713,878

DIGITAL REALTY TRUST, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2007 (unaudited)	December 31, 2006
ASSETS
Investments in real estate:
Properties:
Land	$273,047	$228,728
Acquired ground leases	1,589	3,028
Buildings and improvements	1,557,335	1,415,236
Tenant improvements	182,363	172,334

Total investments in properties	2,014,334	1,819,326
Accumulated depreciation and amortization	(142,022)	(112,479)

Net investments in properties	1,872,312	1,706,847
Investment in unconsolidated joint venture, net	30,327	29,955

Net investments in real estate	1,902,639	1,736,802

Cash and cash equivalents	48,014	22,261
Accounts and other receivables, net of allowance for doubtful accounts of $1,985 and $2,032 as of June 30, 2007 and December 31, 2006, respectively	31,753	31,293
Deferred rent	50,247	40,225
Acquired above market leases, net	41,317	47,292
Acquired in place lease value and deferred leasing costs, net	254,880	248,751
Deferred financing costs, net	16,396	17,500
Restricted cash	32,605	28,144
Other assets	15,625	13,951

Total Assets	$2,393,476	$2,186,219

LIABILITIES AND STOCKHOLDERS' EQUITY
Unsecured revolving credit facility	$114,307	$145,452
Mortgage loans	885,500	804,686
Exchangeable senior debentures	172,500	172,500
Accounts payable and other accrued liabilities	70,591	88,698
Accrued dividends and distributions	24,626	19,386
Acquired below market leases, net	96,813	87,487
Security deposits and prepaid rents	19,886	19,822

Total liabilities	1,384,223	1,338,031

Commitments and contingencies	—	—

Minority interests in operating partnership	72,763	138,416

Stockholders' equity:

Preferred Stock: $0.01 par value, 20,000,000 authorized:
Series A Cumulative Redeemable Preferred Stock, 8.50%, $103,500,000 liquidation preference ($25.00 per share), 4,140,000 issued and outstanding	99,297	99,297
Series B Cumulative Redeemable Preferred Stock, 7.875%, $63,250,000 liquidation preference ($25.00 per share), 2,530,000 issued and outstanding	60,502	60,502
Series C Cumulative Convertible Preferred Stock, 4.375%, $175,000,000 liquidation preference ($25.00 per share), 7,000,000 issued and outstanding	169,061	—
Common Stock; $0.01 par value: 100,000,000 authorized, 60,713,878 and 54,257,691 shares issued and outstanding as of June 30, 2007 and December 31, 2006	607	542
Additional paid-in capital	664,956	597,334
Dividends in excess of earnings	(65,464)	(52,093)
Accumulated other comprehensive income, net	7,531	4,190

Total stockholders' equity	936,490	709,772

Total liabilities and stockholders' equity	$2,393,476	$2,186,219

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating Revenues:
Rental	$78,705	$49,900	$151,993	$95,650
Tenant reimbursements	16,631	12,337	32,310	23,540
Other	247	—	247	168

Total operating revenues	95,583	62,237	184,550	119,358

Operating Expenses:
Rental property operating and maintenance	23,865	13,205	45,104	24,519
Property taxes	7,342	6,839	14,882	13,422
Insurance	1,419	1,050	2,845	1,922
Depreciation and amortization	31,832	18,534	61,231	35,071
General and administrative	8,456	4,674	15,666	8,920
Other	128	150	316	331

Total operating expenses	73,042	44,452	140,044	84,185

Operating income	22,541	17,785	44,506	35,173

Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	216	—	761	—
Interest and other income	532	262	1,045	490
Interest expense	(15,264)	(11,249)	(31,858)	(21,701)
Loss from early extinguishment of debt	—	(425)	—	(482)

Income from continuing operations before minority interests	8,025	6,373	14,454	13,480

Minority interests in continuing operations of operating partnership	(305)	(1,312)	(806)	(3,251)

Income from continuing operations	7,720	5,061	13,648	10,229

Income (loss) from discontinued operations before gain on sale of assets and minority interests	43	62	1,413	(112)
Gain on sale of assets	—	—	18,049	—
Minority interests attributable to discontinued operations	(5)	(28)	(3,266)	65

Income (loss) from discontinued operations	38	34	16,196	(47)

Net income	7,758	5,095	29,844	10,182

Preferred stock dividends	(5,167)	(3,445)	(8,612)	(6,890)

Net income available to common stockholders	$2,591	$1,650	$21,232	$3,292

Income per share from continuing operations available to common stockholders:
Basic	$0.04	$0.05	$0.08	$0.11
Diluted	$0.04	$0.05	$0.08	$0.11

Income per share from discontinued operations:
Basic	$—	$—	$0.28	$—
Diluted	$—	$—	$0.27	$—

Net income per share available to common stockholders:
Basic	$0.04	$0.05	$0.36	$0.11
Diluted	$0.04	$0.05	$0.35	$0.11

Weighted average common shares outstanding:
Basic	60,697,740	33,372,240	58,616,035	30,453,957
Diluted	62,970,291	33,872,344	60,732,426	30,944,327

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited in thousands)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$7,758	$5,095	$29,844	$10,182

Other comprehensive income:
Foreign currency translation adjustments	287	2,703	1,293	3,276
Minority interests in foreign currency translation adjustments	(31)	(1,211)	(200)	(1,517)
Increase in fair value of interest rate swaps	3,519	1,061	4,161	2,265
Minority interests in increase in fair value of interest rate swaps	(375)	(474)	(483)	(1,117)
Reclassification of other comprehensive income to earnings	(313)	(644)	(1,695)	(1,065)
Minority interests in reclassification of other comprehensive income to earnings	33	287	265	512

Comprehensive income	$10,878	$6,817	$33,185	$12,536

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited in thousands)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities (including discontinued operations):

Net income	$29,844	$10,182
Adjustments to reconcile net income to net cash provided by operating activities

Gain on sale of assets	(18,049)	—
Minority interests in operating partnership and discontinued operations	4,072	3,171
Equity in earnings of unconsolidated joint venture	(761)	—
Distributions from unconsolidated joint venture	389	—
Write-off of net assets due to early lease terminations	(34)	80
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases, including amounts for discontinued operations	35,277	21,294
Amortization over the vesting period of the fair value of share-based compensation	1,343	866
Allowance for doubtful accounts	36	524
Amortization of deferred financing costs	2,699	1,702
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	—	106
Amortization of debt premium	(114)	(114)
Amortization of acquired in place lease value and deferred leasing costs	26,333	16,764
Amortization of acquired above market leases and acquired below market leases, net	(4,916)	(2,216)
Changes in assets and liabilities:
Restricted cash	(4,461)	(787)
Accounts and other receivables	186	(2,213)
Deferred rent	(10,497)	(7,992)
Deferred leasing costs	(5,867)	(3,720)
Other assets	2,558	(1,439)
Accounts payable and other accrued liabilities	(2,582)	4,194
Security deposits and prepaid rents	(302)	3,267

Net cash provided by operating activities (including discontinued operations)	55,154	43,669

Cash flows from investing activities:

Acquisitions of properties	(192,753)	(146,497)
Proceeds from sale of assets, net of sales costs	78,191	—
Deposits paid for acquisitions of properties	(1,089)	(500)
Receipt of value added tax refund paid in conjunction with acquisition	412	3,121
Refundable value added tax paid in conjunction with acquisition	(5,226)	(805)
Improvements to investments in real estate	(83,910)	(23,769)
Other deposits	—	(911)
Tenant improvement advances to tenants	(17,878)	(7,362)
Collection of advances to tenants for tenant improvements	22,185	—

Net cash used in investing activities	(200,068)	(176,723)

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited in thousands)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from financing activities:

Borrowings on unsecured revolving credit facility	$261,590	$225,554
Repayments on unsecured revolving credit facility	(294,000)	(195,000)
Proceeds from mortgage loans	121,288	107,865
Principal payments on mortgage loans	(44,090)	(42,230)
Settlement of foreign currency forward sale contract	—	694
Payment of loan fees and costs	(1,807)	(1,965)
Refund of rate-lock deposit	—	1,200
Gross proceeds from the sale of common stock	—	97,600
Gross proceeds from the sale of preferred stock	175,000	—
Common stock offering costs paid	—	(3,097)
Preferred stock offering costs paid	(5,444)	—
Proceeds from exercise of stock options	402	452
Payment of dividends to preferred stockholders	(3,445)	(6,890)
Payment of dividends to common stockholders and distributions to limited partners of operating partnership	(38,827)	(47,990)

Net cash provided by financing activities	170,667	136,193

Net increase in cash and cash equivalents	25,753	3,139

Cash and cash equivalents classified within assets held for sale	—	(661)

Cash and cash equivalents at beginning of period	22,261	10,930

Cash and cash equivalents at end of period	$48,014	$13,408

Supplemental disclosure of cash flow information:

Cash paid for interest, including amounts capitalized	$32,241	$23,540
Cash paid for taxes	376	—

Supplementary disclosure of noncash investing and financing activities:

Change in net assets related to foreign currency translation adjustments	$1,293	$3,276
Accrual of dividends and distributions	24,626	—
Increase in other assets related to increase in fair value of interest rate swaps	4,161	2,265
Reclassification of owner's equity to minority interest in the Operating Partnership	739	(42,123)
Operating Partnership units redeemed for shares of common stock	65,201	53,842
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	6,653	3,261

Allocation of purchase of properties to:

Investments in real estate	175,624	146,703
Accounts and other receivables	1,686	—
Other assets	952	—
Acquired above market leases	(91)	—
Acquired below market leases	(17,984)	(22,846)
Acquired in place lease value and deferred leasing costs	34,738	23,699
Accounts payable and other accrued liabilities	(1,925)	(1,059)
Security deposits and prepaid rents	(247)	—

Cash paid for acquisition of properties	$192,753	$146,497

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

(unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we or the Company) is engaged in the business of owning, acquiring, repositioning and managing technology-related real estate. The Company is focused on providing Turn-Key Datacenter™ and Powered Base Building™ datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from information technology and internet enterprises, to manufacturing and financial services. As of June 30, 2007, our portfolio consists of 62 properties, excluding one property held as an investment in an unconsolidated joint venture; 54 are located throughout North America and eight are located in Europe. Our properties are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Chicago, Dallas, Los Angeles, New York, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S. and the London, Dublin, Paris and Amsterdam markets in Europe. The portfolio consists of Internet gateway properties, datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

We completed our initial public offering (IPO) on November 3, 2004 and commenced operations on that date. The Operating Partnership was formed on July 21, 2004 in anticipation of our IPO. As of June 30, 2007, we own an 89.3% common interest and a 100% preferred interest in the Operating Partnership. As general partner, we have control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace us as the general partner nor do they have participating rights, although they do have certain protective rights.

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

(b) Cash Equivalents

For purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less when purchased to be cash equivalents. As of June 30, 2007 and December 31, 2006, cash equivalents consist of investments in money market funds.

(c) Share Based Compensation

We account for share based compensation, including stock options, restricted stock, long-term incentive units and Class C profits interest units of the Operating Partnership (Class C Units) granted using the fair value method of accounting. The estimated fair value of each of the initial long-term incentive units granted in connection with our IPO was equal to the IPO price of our stock and such amount was recorded as an expense upon closing of the IPO since those long-term incentive units were fully vested as of the grant date. The estimated fair value of the stock options, restricted stock and long-term incentive units granted by us is being amortized to expense over the vesting period of the awards. The estimated fair value of the Class C Units (discussed in note 10) is being amortized over the expected service period of five years.

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

(e) Presentation of Transactional-based Taxes

In accordance with the provisions of Emerging Issues Task Force Issue No. 06-3 (EITF 06-3), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), we account for such taxes on a net basis.

(f) Asset Retirement Obligations

We record accruals for estimated retirement obligations, as required by Statement of Financial Accounting Standards (SFAS)No. 143, “Accounting for Asset Retirement Obligations” and Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. As of June 30, 2007 and December 31, 2006, the amount included in accounts payable and other accrued liabilities on our condensed consolidated balance sheets was approximately $1.1 million and $1.2 million, respectively, and the equivalent asset is recorded at $1.1 million, net of accumulated depreciation.

(g) Reclassifications

Certain reclassifications have been made to the 2006 consolidated financial statements to conform to the 2007 presentation. These include the reclassification of 7979 East Tufts Avenue (sold in July 2006), 100 Technology Center Drive (sold in March 2007) and 4055 Valley View Lane (sold in March 2007) revenues and expenses to discontinued operations in the accompanying condensed consolidated statements of operations, as further described in note 5.

(h) Management’s Estimates

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

3. Minority Interests in the Operating Partnership

Minority interests in the Operating Partnership relate to the interests that are not owned by us. The following table shows the ownership interest in the Operating Partnership as of June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Common units and long term incentive units	Percentage of total	Common units and long term incentive units	Percentage of total
The Company	60,713,878	89.3%	54,257,691	79.9%
Minority interest consisting of:
GI Partners	—	—	6,469,476	9.5
Third Parties	5,290,070	7.8	5,555,846	8.2
Employees (long term incentive units, see note 10)	1,980,344	2.9	1,630,142	2.4

	67,984,292	100.0%	67,913,155	100.0%

The following table shows activity for the Operating Partnership and long-term incentive units that are not owned by us for the six months ended June 30, 2007:

	GI Partners	Third Parties	Employees	Total

As of January 1, 2007	6,469,476	5,555,846	1,630,142	13,655,464

Distributions of GI Partners’ founder Operating Partnership common units to its investors who redeemed units for our common stock (1)	(6,160,641)	—	—	(6,160,641)

Redemption of third party common Operating Partnership units for shares of our common stock (1)	—	(265,776)	—	(265,776)

Distributions of GI Partners’ founder Operating Partnership common units to its investors who are employees of the Company	(308,835)	—	308,835	—

Redemption of common Operating Partnership units for shares of our common stock by an employee of the Company (1)	—	—	(6,002)	(6,002)

Grant of long-term incentive units to employees	—	—	47,369	47,369

As of June 30, 2007	—	5,290,070	1,980,344	7,270,414

(1)	This redemption was recorded as a reduction to minority interest and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet.

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

Under the terms of certain third parties’ (the exchange parties) contribution agreement signed in the third quarter of 2004, we have agreed to indemnify each exchange party against adverse tax consequences in the event the Operating Partnership directly or indirectly, sells, exchanges or otherwise disposes of (whether by way of merger, sale of assets or otherwise) in a taxable transaction any interest in 200 Paul Avenue 1-4 or 1100 Space Park Drive until the earlier of November 3, 2013 and the date on which these contributors hold less than 25% of the Operating Partnership common units issued to them in the formation transactions consummated concurrently with the IPO. Under the exchange parties’ contribution agreement, the Operating Partnership has agreed to make available to these parties to guarantee $20.0 million of indebtedness until the earlier of November 3, 2013 and the date on which these contributors or certain transferees hold less than 25% of the Operating Partnership common units issued to them in the formation transactions consummated concurrently with the IPO, and we have agreed to indemnify each exchange party against adverse tax consequences if the Operating Partnership does not provide such indebtedness to guarantee.

4. Properties Acquired During the Six Months Ended June 30, 2007

We made the following acquisitions of real estate properties during the six months ended June 30, 2007:

Property	Metropolitan Area	Date Acquired	Purchase Price (in millions)
21110 Ridgetop Circle	Northern Virginia	January 5, 2007	$17.2
3011 LaFayette Street	Silicon Valley	January 22, 2007	13.7
44470 Chilum Place	Northern Virginia	February 27, 2007	43.1
111 8th Avenue (1)	New York City	March 15, 2007	24.4
Devon Shafron Drive (2)	Northern Virginia	March 23, 2007	63.0
Mundells Roundabout (3)	London	April 11, 2007	31.4

			$192.8

(1)	Acquisition of an approximately 33,700 square foot leasehold interest.
(2)	The purchase consists of three buildings; 43791 Devon Shafron Drive, 43831 Devon Shafron Drive and 43881 Devon Shafron Drive.
(3)	A land parcel to be developed. Purchase price excludes refundable value added tax of approximately $5.2 million.

The purchase price of these acquisitions have been allocated on a preliminary basis to the assets acquired and the liabilities assumed, if any. We expect to finalize our purchase price allocations no later than twelve months from the date of each acquisition.

5. Discontinued Operations

In 2007 and 2006, we sold the following properties:

Property	Date of Sale	Proceeds (in millions)	Gain on Sale (in millions)
4055 Valley View Lane	March 30, 2007	$33.0	$6.2
100 Technology Center Drive	March 20, 2007	45.5	11.8
7979 East Tufts Avenue	July 12, 2006	60.4	18.1

The results of operations of the properties above are reported as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements. The following table summarizes the income and expense components that comprise income (loss) from discontinued operations for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating revenues	$(52)	$4,132	$2,339	$7,994
Operating expenses	(31)	(3,143)	(1,264)	(6,247)
Interest and other income	4	5	5	9
Interest expense	122	(932)	(607)	(1,868)
Gain on derivative instruments	—	—	940	—

	43	62	1,413	(112)
Gain on sale of assets	—	—	18,049	—
Minority interests attributable to discontinued operations	(5)	(28)	(3,266)	65

Income (loss) from discontinued operations	$38	$34	$16,196	$(47)

6. Debt

A summary of outstanding indebtedness as of June 30, 2007 and December 31, 2006, respectively, is as follows (in thousands):

Properties	Interest Rate at June 30, 2007		Maturity Date		Principal Outstanding June 30, 2007		Principal Outstanding December 31, 2006
Mortgage loans:
Secured Term Debt (1)(2)	5.65%		Nov. 11, 2014		$149,816		$150,887
350 East Cermak Road (2)	1-month LIBOR + 2.20	%(3)(4)	Jun. 9, 2008	(5)	98,675		99,353
200 Paul Avenue 1-4 (2)	5.74%		Oct. 8, 2015		81,000		81,000
2045 & 2055 LaFayette Street (2)	5.93%		Feb. 6, 2017		68,000		—
600 West Seventh Street	5.80%		Mar. 15, 2016		58,615		59,181
2323 Bryan Street (2)(6)	6.04%		Nov. 6, 2009		56,207		56,579
34551 Ardenwood Boulevard 1-4 (2)	5.95%		Nov. 11, 2016		55,000		55,000
1100 Space Park Drive (2)	5.89%		Dec. 11, 2016		55,000		55,000
150 South First Street (2)	6.30%		Feb. 6, 2017		53,288		—
2334 Lundy Place (2)	5.96%		Nov. 11, 2016		40,000		40,000
114 Rue Ambroise Croizat (7)	3-month EURIBOR + 1.35	%(3)	Jan. 18, 2012		44,251	(8)	43,260	(8)
Unit 9, Blanchardstown Corporate Park (7)	3-month EURIBOR + 1.35	%(3)	Jan. 18, 2012		38,045	(8)	37,193	(8)
6 Braham Street	3-month GBP LIBOR + 0.90	%(3)	Apr. 10, 2011		26,516	(9)	25,831	(9)
4055 Valley View Lane	3-month LIBOR + 1.20	%(3)	Jan. 1, 2009		—		20,610
100 Technology Center Drive	3-month LIBOR + 1.70	%(3)	Apr. 1, 2009		—		20,000
Paul van Vlissingenstraat 16	3-month EURIBOR + 1.60	%(3)	Jul. 18, 2013		14,940	(8)	14,662	(8)
Chemin de l’Epinglier 2	3-month EURIBOR + 1.50	%(3)	Jul. 18, 2013		10,807	(8)	10,605	(8)
Gyroscoopweg 2E-2F (10)	3-month EURIBOR + 1.50	%(3)	Oct. 18, 2013		9,509	(8)	9,332	(8)
1125 Energy Park Drive	7.62	%(11)	Mar. 1, 2032		9,513		9,569
375 Riverside Parkway	3-month LIBOR + 1.85	%(3)	Dec. 1, 2008		8,669		8,775
731 East Trade Street	8.22%		Jul. 1, 2020		5,797		5,883

					883,648		802,720

Unsecured revolving credit facility	1-month LIBOR + 1.50	%(12)	Oct. 31, 2008	(13)	114,307	(14)	145,452	(14)

Exchangeable senior debentures	4.13%		Aug. 15, 2026	(15)	172,500		172,500

3 Corporate Place construction loan	1-month LIBOR + 2.25%		Dec. 1, 2008		—	(16)	—

Total principal outstanding					1,170,455		1,120,672

Loan premium—1125 Energy Park Drive and 731 East Trade Street mortgages					1,852		1,966

Total indebtedness					$1,172,307		$1,122,638

(1)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.
(2)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.
(3)	We have entered into interest rate swap agreements as a cash flow hedge for interest generated by these LIBOR, EURIBOR and GBP LIBOR based loans. See note 11 for further information.
(4)	This is the weighted average interest rate as of June 30, 2007. The first note, in a principal amount of $79.0 million, bears interest at a rate of 1-month LIBOR + 1.375% per annum and the second note, in a principal amount of $19.7 million, bears interest at a rate of 1-month LIBOR + 5.5% per annum.
(5)	Two one-year extensions are available, which we may exercise if certain conditions are met.
(6)	This loan is also secured by a $5.0 million letter of credit.
(7)	These loans are also secured by a €4.0 million letter of credit. These loans are cross-collateralized by the two properties.
(8)	Based on exchange rate of $1.35 to €1.00 as of June 30, 2007 and $1.32 to €1.00 as of December 31, 2006.
(9)	Based on exchange rate of $2.01 to £1.00 as of June 30, 2007 and $1.96 to £1.00 as of December 31, 2006.
(10)	This loan is also secured by a €1.3 million letter of credit.
(11)	If the loan is not repaid by March 1, 2012, the interest rate increases to the greater of 9.62% or the then treasury rate plus 2%.
(12)	The interest rate under our unsecured revolving credit facility equals either (i) LIBOR, EURIBOR and GBP LIBOR (ranging from 1- to 6-month maturities) plus a margin of between 1.250% and 1.625% or (ii) the greater of (x) the base rate announced by the lender and (y) the federal funds rate, plus a margin of between 0.375%—0.750%. In each case, the margin is based on our leverage ratio. We incur a fee ranging from 0.15% to 0.25% for the unused portion of our unsecured revolving credit facility.
(13)	A one-year extension option exerciseable by us.
(14)	Balance as of June 30, 2007 is comprised of $35.0 million denominated in US$, $42.8 million denominated in Euros and $36.5 million denominated in British Sterling. Balance as of December 31, 2006 is comprised of $111.0 million denominated in US$ and $34.5 million denominated in Euros. Balances are based on exchange rates noted above in (8) and (9).
(15)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of August 15, 2011, August 15, 2016 and August 15, 2021. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on August 18, 2011.
(16)	We are able to draw up to $70.0 million based on the satisfaction of certain lender requirements.

As of June 30, 2007, our Operating Partnership has an unsecured revolving credit facility (credit facility) for $500.0 million and approximately $114.3 million was drawn under this facility, excluding $14.3 million of letters of credit. As of June 30, 2007 U.S. dollar borrowings under the credit facility bear interest at a rate of 6.82%, which is based on 1-month LIBOR plus a margin ranging from 1.250% to 1.625%, depending on our Operating Partnership’s overall leverage and this margin was 1.50% as of June 30, 2007. As of June 30, 2007, Euro and British Pound Sterling borrowings under the credit facility bear interest at rates of 5.62% and 7.42%, respectively. The credit facility matures in October 2008, subject to a one-year extension option exerciseable by us and has a $150.0 million sub-facility for foreign exchange advances in Euros and British Pound Sterling. The credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios and maintain a pool of unencumbered assets. In addition, except to enable us to maintain our status as a REIT for federal income tax purposes, we are not permitted during any four consecutive fiscal quarters to make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined, for such period, subject to certain other adjustments. As of June 30, 2007, we were in compliance with all the covenants.

Some of the loans impose penalties upon prepayment. The terms of the following mortgage loans do not permit prepayment of the loan prior to the dates listed below:

Loan	Date
2323 Bryan Street	August 2009
200 Paul Avenue 1-4	November 2010
1125 Energy Park Drive	December 2011
Secured Term Debt	September 2014
2334 Lundy Place	August 2016
34551 Ardenwood Boulevard 1-4	August 2016
1100 Space Park Drive	September 2016
2045 & 2055 LaFayette Street	November 2016
150 South First Street	November 2016

During the three months ended June 30, 2007 and 2006, we capitalized interest of approximately $2.8 million and $1.1 million, respectively, and for the six months ended June 30, 2007 and 2006, we capitalized interest of approximately $4.3 million and $1.8 million, respectively.

Exchangeable Senior Debentures due 2026

On August 15, 2006, our Operating Partnership issued $172.5 million of its 4.125% exchangeable senior debentures due August 15, 2026 (the Debentures). Costs incurred to issue the Debentures were approximately $6.2 million. These costs are being amortized over a period of five years, which represents the estimated term of the Debentures, and are included in deferred financing costs, net in the condensed consolidated balance sheet. The Debentures are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership.

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

Prior to August 18, 2011, the Operating Partnership may not redeem the Debentures except to preserve its status as a real estate investment trust for U.S. federal income tax purposes. On or after August 18, 2011, at the Operating Partnership’s option, the Debentures are redeemable in cash in whole or in part at 100% of the principal amount plus unpaid interest, if any, accrued to, but excluding, the redemption date, upon at least 30 days but not more than 60 days prior written notice to holders of the Debentures.

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

7. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income from continuing operations	$7,720	$5,061	$13,648	$10,229

Preferred stock dividends	(5,167)	(3,445)	(8,612)	(6,890)

Income from continuing operations available to common stockholders	2,553	1,616	5,036	3,339

Income (loss) from discontinued operations	38	34	16,196	(47)

Net income available to common stockholders	$2,591	$1,650	$21,232	$3,292

Weighted average shares outstanding—basic	60,697,740	33,372,240	58,616,035	30,453,957
Potentially dilutive common shares:
Stock options	361,443	398,235	352,386	393,566
Class C Units (2005 OPP Grant)	937,964	101,869	933,122	96,804
Excess exchange value of exchangeable senior debentures	973,144	—	830,882	—

Weighted average shares outstanding—diluted	62,970,291	33,872,344	60,732,426	30,944,327

Income per share - basic:
Income per share from continuing operations available to common stockholders	$0.04	$0.05	$0.08	$0.11
Income per share from discontinued operations	—	—	$0.28	—

Net income per share available to common stockholders	$0.04	$0.05	$0.36	$0.11

Income per share - diluted:
Income per share from continuing operations available to common stockholders	$0.04	$0.05	$0.08	$0.11
Income per share from discontinued operations	—	—	0.27	—

Net income per share available to common stockholders	$0.04	$0.05	$0.35	$0.11

We have excluded the following potentially dilutive effect of the following amounts in the calculations above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average of common Operating Partnership units not owned by us as their effect would not be dilutive.	7,258,603	27,087,007	9,320,938	29,290,860
Potentially dilutive outstanding stock options as this effect is antidilutive.	619,000	52,500	619,000	52,500
Potentially dilutive outstanding Class C Units (2007 OPP Grant) as this effect is antidilutive.	750,724	—	750,724	—
Potentially dilutive Series C Cumulative Convertible Preferred Stock as this effect is antidilutive.	3,614,800	—	3,614,800	—

	12,243,127	27,139,507	14,305,462	29,343,360

On or after July 15, 2026, the Debentures may be exchanged at the then applicable exchange rate for cash (up to the principal amount of the Debentures) and, with respect to any excess exchange value, into cash, shares of our common stock or a combination of cash and shares of our common stock at an initial exchange rate of 30.6828 shares per $1,000 principal amount of Debentures. The Debentures will also be exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events. During the periods from April 1, 2007 through June 30, 2007 and January 1, 2007 through June 30, 2007, the weighted average common stock price exceeded the current strike price of $32.59 per share. Therefore, using the treasury method, 973,144 and 830,882 shares of common stock contingently issuable upon settlement of the excess exchange value was included as potentially dilutive common shares in determining diluted earnings per share for the three and six months ended June 30, 2007, respectively.

8. Income Taxes

We have elected to be taxed as a REIT and believe that we have complied with the REIT requirements of the Code as of June 30, 2007. As a REIT, we are generally not subject to corporate level federal income and excise taxes on taxable income to the extent it is currently distributed to our stockholders. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the period ended June 30, 2007.

As a REIT, we are subject to local and state taxes in certain states where we operate. We are also subject to foreign income taxes in countries that do not recognize REITs under their respective tax laws. Income taxes for these jurisdictions are accrued, as necessary, for the six months ended June 30, 2007.

We have elected taxable REIT subsidiary (TRS) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs and hold assets that we cannot hold directly. We recognize federal and state income tax expenses for TRS, as necessary. There is no current tax provision for our TRS entities for the six months ended June 30, 2007 due to taxable losses incurred.

Effective January 1, 2007, we adopted Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Based on our evaluation, adoption of FIN 48 did not have any impact on our consolidated financial statements as of June 30, 2007.

9. Stockholders’ Equity

(a) Redeemable Preferred Stock

Underwriting discounts and commissions and other offering costs are reflected as a reduction to preferred stock in the accompanying condensed consolidated balance sheets.

8.50% Series A Cumulative Redeemable Preferred Stock

We currently have outstanding 4,140,000 shares of our 8.50% series A cumulative redeemable preferred stock, or series A preferred stock. Dividends are cumulative on our series A preferred stock from the date of original issuance in the amount of $2.125 per share each year, which is equivalent to 8.50% of the $25.00 liquidation preference per share. Dividends on our series A preferred stock are payable quarterly in arrears. Our series A preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, our series A preferred stock will rank senior to our common stock with respect to the payment of distributions and other amounts and rank on parity with our series B and series C preferred stock. We are not allowed to redeem our series A preferred stock before February 9, 2010, except in limited circumstances to preserve our status as a REIT. On or after February 9, 2010, we may, at our option, redeem our series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series A preferred stock up to but excluding the redemption date. Holders of our series A preferred stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Our series A preferred stock is not convertible into or exchangeable for any other property or securities of our company.

7.875% Series B Cumulative Redeemable Preferred Stock

We currently have outstanding 2,530,000 shares of our 7.875% series B cumulative redeemable preferred stock, or series B preferred stock. Dividends are cumulative on our series B preferred stock from the date of original issuance in the amount of $1.96875 per share each year, which is equivalent to 7.875% of the $25.00 liquidation preference per share. Dividends on our series B preferred stock are payable quarterly in arrears. Our series B preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, our series B preferred stock will rank senior to our common stock with respect to the payment of distributions and other amounts and rank on parity with our series A and series C preferred stock. We are not allowed to redeem our series B preferred stock before July 26, 2010, except in limited circumstances to preserve our status as a REIT. On or after July 26, 2010, we may, at our option, redeem our series B preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series B preferred stock up to but excluding the redemption date. Holders of our series B preferred stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Our series B preferred stock is not convertible into or exchangeable for any other property or securities of our company.

(b) Convertible Preferred Stock

Underwriting discounts and commissions and other offering costs are reflected as a reduction to preferred stock in the accompanying condensed consolidated balance sheets.

4.375% Series C Cumulative Convertible Preferred Stock

On April 10, 2007, we issued 7,000,000 shares of our 4.375% series C cumulative convertible preferred stock, or series C preferred stock and received proceeds of approximately $169.1 million, net of issuance costs of approximately $5.9 million. Dividends are cumulative on our series C preferred stock from the date of original issuance in the amount of $1.09375 per share each year, which is equivalent to 4.375% of the $25.00 liquidation preference per share. Dividends on our series C preferred stock are payable quarterly in arrears. Our series C preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, our series C preferred stock will rank senior to our common stock with respect to the payment of distributions and other amounts and rank on parity with our series A and series B preferred stock. We are not allowed to redeem our series C preferred stock, except in limited circumstances to preserve our status as a REIT. Holders of our series C preferred stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

Holders of shares of series C preferred stock may convert some or all of their outstanding shares of series C preferred stock initially at a conversion rate of 0.5164 shares of common stock per $25.00 liquidation preference. Except as otherwise provided, shares of our series C preferred stock will be convertible only into shares of our common stock. On or after April 10, 2012, we may, at our option, convert some or all of our series C preferred stock into that number of shares of common stock that are issuable at the then-applicable conversion rate. We may exercise this conversion option only if (1) the closing sale price per share of our common stock equals or exceeds 130% of the then-applicable conversion price of our series C preferred stock for at least 20 trading days in a period of 30 consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option; and (2) on or prior to the effective date of our conversion option, we have either declared and paid, or declared and set apart for payment, any unpaid dividends that are in arrears on our series C preferred stock.

(c) Shares and Units

A common unit of the Operating Partnership and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. The Operating Partnership common units are further discussed in note 3, including the redemption of Operating Partnership common units for shares of our common stock during the six months ended June 30, 2007 and the long term incentive units are discussed in note 10.

(d) Dividends and Distributions

In 2007, we have declared the following dividends and equivalent distributions on common units in our Operating Partnership:

Date dividend and distribution declared	Share class	Dividend and distribution amount per share	Period covered	Dividend and distribution payable date	Annual equivalent rate of dividend and distribution per share	Dividend and distribution amount (in thousands)
February 15, 2007	Series A Preferred Stock	$0.531250	January 1, 2007 to March 31, 2007	April 2, 2007 to shareholders of record on March 15, 2007.	$2.125	$2,199
February 15, 2007	Series B Preferred Stock	$0.492188	January 1, 2007 to March 31, 2007	April 2, 2007 to shareholders of record on March 15, 2007.	$1.969	$1,246
February 15, 2007	Common stock and operating partnership common units and long term incentive units.	$0.286250	January 1, 2007 to March 31, 2007	April 2, 2007 to shareholders of record on March 15, 2007.	$1.145	$19,442
May 2, 2007	Series A Preferred Stock	$0.531250	April 1, 2007 to June 30, 2007	July 2, 2007 to shareholders of record on June 15, 2007.	$2.125	$2,199
May 2, 2007	Series B Preferred Stock	$0.492188	April 1, 2007 to June 30, 2007	July 2, 2007 to shareholders of record on June 15, 2007.	$1.969	$1,246
May 2, 2007	Series C Preferred Stock	$0.246090	April 10, 2007 to June 30, 2007	July 2, 2007 to shareholders of record on June 15, 2007.	$1.094	$1,723
May 2, 2007	Common stock and operating partnership common units and long term incentive units.	$0.286250	April 1, 2007 to June 30, 2007	July 2, 2007 to shareholders of record on June 15, 2007.	$1.145	$19,458

10. Incentive Plan

(a) Incentive Award Plan

Our 2004 Incentive Award Plan provides for the grant of incentive awards to employees, directors and consultants. Awards issuable under the 2004 Incentive Award Plan include stock options, restricted stock, dividend equivalents, stock appreciation rights, long-term incentive units, cash performance bonuses and other incentive awards. Only employees are eligible to receive incentive stock options under the 2004 Incentive Award Plan. Initially, we had reserved a total of 4,474,102 shares of common stock for issuance pursuant to the 2004 Incentive Award Plan, subject to certain adjustments set forth in the 2004 Incentive Award Plan. On May 2, 2007, our stockholders approved the Amended and Restated Digital Realty Trust, Inc., Digital Realty Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (the Amended and Restated 2004 Incentive Award Plan). The Amended and Restated 2004 Incentive Award Plan increases the aggregate number of shares of stock which may be issued or transferred under the plan by 5,000,000 shares to a total of 9,474,102 shares, and provides that the maximum number of shares of stock with respect to awards granted to any one participant during a calendar year will be 1,500,000 and the maximum amount that may be paid in cash during any calendar year with respect to any performance-based award not denominated in stock or otherwise for which the foregoing limitation would not be an effective limitation for purposes of Section 162(m) of the Code will be $10.0 million.

As of June 30, 2007, 4,160,651 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Amended and Restated 2004 Incentive Award Plan. Each long-term incentive and Class C Unit issued under the Amended and Restated 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the Amended and Restated 2004 Incentive Award Plan and the individual award limit discussed above.

(b) Long-Term Incentive Units

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

In connection with the IPO, an aggregate of 1,490,561 of fully vested long-term incentive units were issued and compensation expense totaling $17.9 million was recorded at the completion of the IPO. Parity was reached for these units on February 9, 2005 upon completion of our series A preferred stock offering. Subsequent to the IPO, we have issued 186,950 long-term incentive units. The fair values are being expensed on a straight-line basis over the vesting period of the long-term incentive units, which is five years. The expense recorded for the three months ended June 30, 2007 and 2006 was approximately $200,000 and $132,000, respectively, and was approximately $339,000 and $263,000 for the six months ended June 30, 2007 and 2006, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $3.7 million and $2.3 million as of June 30, 2007 and December 31, 2006, respectively. We expect to recognize this unearned compensation over the next 4.1 years on a weighted average basis.

(c) Class C Profits Interest Units

2005 OPP Grant

During the fourth quarter of 2005, we granted to each of our named executive officers and certain other employees an award of Class C Units under our 2004 Incentive Award Plan (2005 OPP Grant).

The Class C Units subject to this award will vest based on the achievement of a 10% or greater compound annual total shareholder return, as defined, for the period from the grant date through earlier of September 30, 2008 and the date of a change of control of our Company (the market condition) combined with the employee’s continued service with our company or the Operating Partnership through September 30, 2010. Upon achievement of the market condition, the Class C units will receive the same quarterly per unit distribution as common units in the Operating Partnership.

The aggregate amount of the 2005 OPP Grant award pool will be equal to 7% of the excess shareholder value, as defined, created during the applicable performance period, but in no event will the amount of the pool exceed the lesser of $40.0 million or the value of 2.5% of the total number of shares of our common stock and limited partnership units of the Operating Partnership at the end of the performance period.

2007 OPP Grant

On May 2, 2007, we granted to each of our named executive officers and certain other officers and employees of an award of Class C Units of the Operating Partnership under the First Amended and Restated 2004 Incentive Award Plan (2007 OPP Grant).

The Class C Units subject to this award will vest based on the achievement of a total shareholder return (which we refer to as the market condition) as measured on November 1, 2008 (which we refer to as the first measurement date) and May 1, 2010 (which we refer to as the second measurement date). If:

•	with respect to the first measurement date, we achieve a total shareholder return equal to at least 18% over a period commencing on May 2, 2007 and ending on November 1, 2008; and

•

with respect to the second measurement date, we achieve a total shareholder return equal to at least 36% over a period commencing on May 2, 2007 and ending on the earlier of May 1, 2010 and the date of a change in control of our company,

The aggregate amount of the 2007 OPP Grant award pool will be equal to 8% of the excess shareholder value, as defined, created during the applicable performance period, but in no event will the amount of the pool exceed:

•	$17 million for the first measurement date; or

•	$40 million (less the amount of the award pool as of the first measurement date) for the second measurement date.

The first and second measurement dates may be accelerated as follows:

•

in the event that during any 60 consecutive days ending prior to November 1, 2008, the 2007 OPP Grant award pool, if calculated on each day during such period, equals or exceeds $17.0 million on each such day, the first measurement date will be accelerated to the last day of the 60-day period; and

•

in the event that during any 60 consecutive days ending prior to May 1, 2010, the 2007 OPP Grant award pool, if calculated on each day during such period, equals or exceeds $40.0 million on each such day, the second measurement date will be accelerated to the last day of the 60-day period; and

•	upon a change in control of the Company.

Common Provisions for the 2005 OPP Grant and 2007 OPP Grant

Except in the event of a change in control of our company, 60% of the Class C Units that satisfy the market condition will vest at the end of the three year period subsequent to grant and an additional 1/60th of such Class C Units will vest on the date of each monthly anniversary thereafter, provided that the employee’s service has not terminated prior to the applicable vesting date. If the market condition and the other service conditions, as described above, are satisfied with respect to a Class C Unit, the Class C Unit will be treated in the same manner as the existing long-term incentive units issued by the Operating Partnership.

To the extent that any Class C Units fail to satisfy the market condition on the measurement dates discussed above, such Class C Units will automatically be cancelled and forfeited by the employee. In addition, any Class C Units which are not eligible for pro rata vesting in the event of a termination of the employee’s employment due to death or disability or without cause (or for good reason, if applicable) will automatically be cancelled and forfeited upon a termination of the employee’s employment.

In the event that the value of the employee’s allocated portion of the award pool that satisfies the market condition equates to a number of Class C Units that is greater than the number of Class C Units awarded to the executive, we will make an additional payment to the executive in the form of a number of shares of our restricted stock equal to the difference subject to the same vesting requirements as the Class C Units.

As of June 30, 2007 and December 31, 2006, approximately 1,203,000 Class C Units related to the 2005 OPP Grant had been awarded to our executive officers and other employees. The fair value of these awards of approximately $4.0 million will be recognized as compensation expense on a straight line basis over the expected service period of five years. The unearned compensation as of June 30, 2007 and December 31, 2006 was $2.6 million and $3.0 million, respectively. As of June 30, 2007 and December 31, 2006, none of the above awards had vested. We recognized compensation expense related to these Class C Units of $0.2 million in the three months ended June 30, 2007 and 2006 and $0.4 million in the six months ended June 30, 2007 and 2006. If the market condition is not met, the unamortized amount will be recognized as an expense at that time.

As of June 30, 2007, approximately 751,000 Class C Units related to the 2007 OPP Grant had been awarded to our executive officers and other employees. The fair value of these awards of approximately $11.8 million will be recognized as compensation expense on a straight line basis over the expected service period of five years. The unearned compensation as of June 30, 2007 was $11.4 million. As of June 30, 2007, none of the above awards had vested. We recognized compensation expense related to these Class C Units of $0.3 million in the three months ended June 30, 2007. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $0.1 million for the three months ended June 30, 2007. If the market condition is not met, the unamortized amount will be recognized as an expense at that time.

(d) Stock Options

The fair value of each option granted under the 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the weighted-average assumptions listed below for grants in 2007 and 2006. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. The expense recorded for the three months ended June 30, 2007 and 2006 was approximately $248,000 and $76,000, respectively, and was approximately $392,000 and $150,000 for the six months ended June 30, 2007 and 2006, respectively. Unearned compensation representing the unvested portion of the stock options totaled $5.8 million and $2.2 million as of June 30, 2007 and December 31, 2006, respectively. We expect to recognize this unearned compensation over the next 4.4 years on a weighted average basis.

The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options granted during the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Dividend yield	2.74%	3.79%	2.76%	3.79%
Expected life of option	78 months	120 months	80 months	120 months
Risk-free interest rate	4.65%	4.59%	4.65%	4.59%
Expected stock price volatility	22.26%	25.02%	22.82%	25.02%
Weighted-average fair value of options granted during the period	$9.55	$6.42	$9.70	$6.42

The following table summarizes the 2004 Incentive Award Plan’s stock option activity for the six months ended June 30, 2007:

	Six months ended June 30, 2007
	Shares	Weighted average exercise price
Options outstanding, beginning of period	770,596	$18.05
Granted	481,500	41.51
Exercised	(23,768)	18.02
Cancelled	(3,500)	13.76

Options outstanding, end of period	1,224,828	$27.29

Exercisable, end of period	135,261	$17.71

We issued new common shares for the common stock options exercised during the six months ended June 30, 2007. The intrinsic value of options exercised in the six months ended June 30, 2007 was approximately $0.5 million.

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2007:

Options outstanding					Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate Intrinsic Value	Number exercisable	Weighted average remaining contractual life	Weighted average exercise price	Aggregate Intrinsic Value
$12.00-13.02	430,929	7.34	$12.07	$11,035,912	75,584	7.34	$12.08	$1,935,132
$13.47-14.50	40,000	7.59	14.21	938,788	15,000	7.60	14.24	351,563
$20.37-28.09	134,899	8.48	22.98	1,982,876	21,725	8.48	23.38	310,617
$33.18-41.73	619,000	9.72	39.66	(1,227,450)	22,952	9.34	33.18	103,284

	1,224,828	8.68	$27.29	$12,730,126	135,261	7.89	$17.71	$2,700,596

11. Derivative Instruments

(a) Interest rate swap agreements

As of June 30, 2007, we were a party to interest rate swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. The fair value of these derivatives was $5.8 million and $3.3 million at June 30, 2007 and December 31, 2006, respectively.

As of June 30, 2007, we estimate that approximately $2.1 million of accumulated other comprehensive income will be reclassified to earnings through a reduction to interest expense during the twelve months ending June 30, 2008, when the hedged forecasted transactions impact earnings.

The table below summarizes the terms of these interest rate swaps and their fair values as of June 30, 2007 (in thousands):

Current Notional Amount		Strike Rate	Effective Date	Expiration Date	Fair Value
$98,556		4.025	May 26, 2005	Jun. 15, 2008	$1,129
8,670		5.020	Dec. 1, 2006	Dec. 1, 2008	26
26,508	(1)	4.944	Jul. 10, 2006	Apr. 10, 2011	1,091
14,932	(2)	3.981	May 17, 2006	Jul. 18, 2013	493
10,801	(2)	4.070	Jun. 23, 2006	Jul. 18, 2013	308
9,505	(2)	3.989	Jul. 27, 2006	Oct. 18, 2013	323
44,228	(2)	3.776	Dec. 5, 2006	Jan. 18, 2012	1,481
38,026	(2)	4.000	Dec. 20, 2006	Jan. 18, 2012	932

$251,226					$5,783

(1)	Translation to U.S. amounts is based on exchange rate of $2.01 to £1.00 as of June 30, 2007.
(2)	Translation to U.S. amounts is based on exchange rate of $1.35 to €1.00 as of June 30, 2007.

We have a LIBOR interest rate cap with a notional amount of $43.0 million, that is not designated as a hedge. The fair value of the cap was immaterial as of June 30, 2007 and December 31, 2006.

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

12. Related Party Transactions

We paid CB Richard Ellis, an affiliate of GI Partners, building management fees and leasing commissions. Fees incurred were $0.4 million and $1.1 million for the three months ended June 30, 2007 and 2006, respectively and $0.8 million and $1.5 million for the six months ended June 30, 2007 and 2006, respectively.

In April 2005, we entered into two agreements with Linc Facility Services, LLC, or LFS, primarily for personnel providing operations and maintenance repairs of the mechanical, electrical, plumbing and general building service systems of five of our properties. LFS belongs to The Linc Group, which GI Partners has owned since late 2003. Our consolidated statement of operations includes amounts related to these fees of $0.2 million and $0.5 million for the three months ended June 30, 2007 and 2006, respectively and $0.5 million and $0.7 million for the six months ended June 30, 2007 and 2006, respectively.

In December 2006, we entered into ten leases with tel(x), pursuant to which tel(x) provides enhanced meet-me-room services to our customers. tel(x) was acquired by GI Partners Fund II, LLP in November 2006. Richard Magnuson, our Chairman, is also the chief executive officer of the advisor to GI Partners Fund II, LLP. Our consolidated statements of operations include rental revenues of approximately $3.5 million and $6.6 million from tel(x) for the three and six months ended June 30, 2007. In connection with the lease agreements, we entered into an operating agreement with tel(x), effective as of December 1, 2006, with respect to joint sales and marketing efforts, designation of representatives to manage the national relationship between us and tel(x) and future meet-me-room facilities. Under the operating agreement, tel(x) has a sixty-day option to enter into a meet-me-room lease for certain future meet-me-room buildings acquired by us or any buildings currently owned by us that are converted into a meet-me-room building.

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

In March 2007, we acquired a leasehold interest totaling 33,700 square feet of datacenter space from NYC Connect at 111 8th Avenue, New York for $24.5 million. Concurrently and pursuant to separately negotiated purchase agreements, tel(x) acquired certain meet-me-room space in the same building from NYC Connect.

13. Commitments and Contingencies

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been capitalized. Accounts payable and other liabilities include $1.3 million and $1.3 million for this liability as of June 30, 2007 and December 31, 2006, respectively. During the three months ended June 30, 2007, we paid approximately $0.1 million to the seller.

We have agreed with the seller of the 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 263,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013. We have no liability for this contingent liability on our balance sheet at June 30, 2007.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of June 30, 2007, we had commitments under leases in effect for approximately $20.0 million of tenant improvement costs and leasing commissions all of which we expect to incur in the near future.

14. Tenant leases

Revenues recognized from Savvis Communications comprised approximately 12.3% and 12.6% of total operating revenues, for the three months ended June 30, 2007 and 2006, respectively and 12.3% and 13.1% of total operating revenues, for the six months ended June 30, 2007 and 2006, respectively. Revenues recognized from Qwest Communications International, Inc. comprised approximately 8.1% and 12.0% of total operating revenues, for the three months ended June 30, 2007 and 2006, respectively and 8.3% and 12.3% of total operating revenues, for the six months ended June 30, 2007 and 2006, respectively. Other than noted here, for the three and six months ended June 30, 2007 and 2006 no single tenant comprised more than 10% of total operating revenues.

15. Subsequent Events

On August 1, 2007, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit.

Share Class	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Common stock and common unit
Dividend and distribution amount	$0.531250	$0.492188	$0.273438	$0.286250
Dividend and distribution payable date	October 1, 2007	October 1, 2007	October 1, 2007	October 1, 2007
Dividend payable to shareholders of record on	September 17, 2007	September 17, 2007	September 17, 2007	September 17, 2007
Annual equivalent rate of dividend and distribution	$2.125	$1.969	$1.094	$1.145

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

As of June 30, 2007, we own an aggregate of 62 technology-related real estate properties, excluding one property held as an investment in an unconsolidated joint venture, with 11.4 million rentable square feet including approximately 1.7 million square feet of space held for redevelopment. We have developed detailed, standardized procedures for evaluating acquisitions to ensure that they meet our financial and other criteria. We expect to continue to acquire additional assets as a key part of our growth strategy. We intend to aggressively manage and lease our assets to increase their cash flow.

We may acquire properties subject to existing mortgage financing and other indebtedness or new indebtedness may be incurred in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any dividends with respect to our common stock and our preferred stock. We currently intend to limit our indebtedness to 60% of our total market capitalization and, based on the closing price of our common stock on June 30, 2007 of $37.68, our ratio of debt to total market capitalization was approximately 29% as of June 30, 2007. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us (with the per unit value equal to the market value of one share of our common stock and excluding long-term incentive units and Class C units), plus the book value of our total consolidated indebtedness.

Revenue Base. Our properties are mainly located throughout the U.S., with eight properties located in Europe and one property in Canada. We acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties Acquired (1)	Net Rentable Square Feet Acquired (2)	Square Feet of Space Held for Redevelopment as of June 30, 2007 (3)
2002	5	1,125,292	19,890
2003	6	878,861	179,499
2004	10	2,653,613	32,856
2005	20	2,859,816	647,050
2006(4)	16	1,797,540	424,058
Six months ended June 30, 2007	5	398,024	355,780

Properties owned as of June 30, 2007	62	9,713,146	1,659,133

(1)	Excludes properties sold in 2007 and 2006; 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006).
(2)	Excludes space held for redevelopment.
(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space. The amounts included in this table represent redevelopment space as of June 30, 2007 in the properties acquired during the relevant period.
(4)	Includes a leasehold interest acquired in March 2007 related to 111 Eighth Avenue.

As of June 30, 2007, the properties in our portfolio were approximately 94.1% leased excluding 1.7 million square feet held for redevelopment. Due to the capital intensive and long term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of June 30, 2007, our original average lease term was approximately 13 years, with an average of seven years remaining. Leasing since the completion of our initial public offering in November 2004 has typically been at lease terms shorter than 12 years. Our lease expirations through December 31, 2009 are 9.4% of net rentable square feet excluding space held for redevelopment as of June 30, 2007. Operating revenues from properties outside the United States were $7.8 million and $3.3 million for the three months ended June 30, 2007 and 2006, respectively and $15.2 million and $5.5 million for the six months ended June 30, 2007 and 2006, respectively.

Operating expense. Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site operating and maintenance costs, as well as rental expenses on our ground and building leases. In addition, as a public company, we incur significant legal, accounting and other expenses related to corporate governance, U.S. Securities and Exchange Commission reporting and compliance with the various provisions of Sarbanes-Oxley Act of 2002. In addition, we engage third-party property managers to manage most of our properties. As of June 30, 2007, 35 of our properties were managed by CB Richard Ellis, an affiliate of GI Partners.

Equity and Minority Interest Transactions. During the three months ended March 31, 2007, GI Partners distributed their remaining 6.5 million Operating Partnership common units to their investors, of which approximately 6.2 million Operating Partnership common units were redeemed in exchange for an equal number of shares of our common stock. These redemptions were recorded as a reduction to minority interest and an increase to common stock and additional paid-in capital based on the book value per unit in the accompanying condensed consolidated balance sheet. We did not receive any cash proceeds upon redemption of these Operating Partnership common units. As of June 30, 2007, GI Partners no longer had an ownership interest in the Operating Partnership.

On April 10, 2007, we issued 7.0 million shares of 4.375% series C cumulative convertible preferred stock for net proceeds of $169.1 million after offering costs. We used all the net proceeds from this issuance to pay down our unsecured credit facility.

Factors Which May Influence Future Results of Operations

Rental income. The amount of net rental income generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 1.7 million square feet held for redevelopment, as of June 30, 2007, the occupancy rate in the properties in our portfolio was approximately 94.1% of our net rentable square feet.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 9.7 million square feet of net rentable square feet, excluding redevelopment space, at June 30, 2007 is approximately 113,000 net rentable square feet of space with extensive datacenter improvements that is currently, or will shortly be, available for lease, Since our IPO, we have leased approximately 979,000 square feet of similar space. Rather than leasing all of this space to large single tenants, we are subdividing some of it for Turn-Key Datacenter™ use, with tenants averaging between 100 and 15,000 square feet. Turn-Key Datacenters™ are effective solutions for tenants who lack the expertise or capital budget to provide their own extensive datacenter infrastructure and security. As experts in datacenter construction and operations we are able to lease space to these tenants at a significant premium over other uses. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

In addition, as of June 30, 2007, we had approximately 1.7 million square feet of redevelopment space, or approximately 16% of the total space in our portfolio, including four vacant properties comprising approximately 377,000 square feet. Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use, and in addition, we may require additional time or encounter delays in securing tenants for redevelopment space. We intend to purchase additional vacant properties and properties with vacant redevelopment space in the future.

Future economic downturns or regional downturns affecting our submarkets or downturns in the technology-related real estate industry that impair our ability to lease or renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. As of June 30, 2007, we had no material tenants in bankruptcy. In April 2007, one of our tenants occupying approximately 82,000 square feet of space in our Denver property requested early termination of its lease. The existing lease expires on January 31, 2012. In July 2007, a termination agreement was executed with the tenant and is effective as of August 31, 2007. We are exploring with this tenant potential re-leasing alternatives.

Scheduled lease expirations. Our ability to re-lease expiring space will impact our results of operations. In addition to approximately 0.5 million square feet of available space in our portfolio, which excludes approximately 1.7 million square feet available for redevelopment as of June 30, 2007, leases representing approximately 0.6% and 3.7% of the square footage of our portfolio, excluding redevelopment space, are scheduled to expire during the periods ending December 31, 2007 and 2008, respectively.

Market concentration. We depend on the market for technology based real estate in regions and significant changes in these regional markets can impact our future results. As of June 30, 2007 our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of 06/30/07 total gross annualized rent (1)
Silicon Valley	15.9%
Chicago	12.6%
New York	11.7%
Dallas	10.6%
Phoenix	9.0%
San Francisco	7.0%
Los Angeles	6.4%
Northern Virginia	4.7%
Other	22.1%

100.0%

(1)	Gross annualized rent is monthly contractual rent under existing leases as of June 30, 2007 multiplied by 12.

Operating expenses. Our operating expenses generally consist of utilities, property taxes, property management fees, insurance and site maintenance costs, as well as rental expenses on our ground and building leases. We also incur general and administrative expenses, including expenses relating to the internalization of our asset management function, as well as significant legal, accounting and other expenses related to corporate governance, U.S. Securities and Exchange Commission reporting and compliance with the various provisions of the Sarbanes-Oxley Act. Increases or decreases in such operating expenses will impact our overall performance. As a relatively new public company, we expect to incur additional operating expenses as we expand our various business functions.

Interest Rates. As of June 30, 2007, we had approximately $365.7 million of variable rate debt, of which approximately $251.4 million was mortgage debt subject to interest rate swap agreements, and $114.3 million was outstanding on our unsecured revolving credit facility. Since 2002, the United States Federal Reserve has been increasing short term interest rates, which has had a significant upward impact on shorter-term interest rates, including the interest rates that our variable rate debt is based upon. Furthermore, difficulties with “sub-prime” residential housing credit have recently spread to corporate debt. Liquidity traditionally provided by collateralized debt obligations has significantly decreased. The affects on commercial real estate mortgages include: 1) higher loan spreads, 2) tightened loan covenants and 3) reduced loan to value ratios and resulting borrower proceeds. Continued increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition, results of operations, and reduce our access to capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which would further increase our interest expense.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in note 2 to our condensed consolidated financial statements included elsewhere in this report. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and consolidated results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date on the front cover of this report.

Investments in Real Estate

Acquisition of real estate. The price that we pay to acquire a property is impacted by many factors including the condition of the property and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the property and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases, any debt assumed from the seller or loans made by the seller to us and any building leases assumed from the seller. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. Our allocation methodology is summarized in Note 2 to our condensed consolidated financial statements. These allocation assessments have a direct impact on our results of operations. For example, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the property as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time. This potential effect occurs because the amounts allocated to property are depreciated over the estimated lives of the property whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of the value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in our condensed consolidated statements of operations.

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

Revenue Recognition

Rental income is recognized using the straight-line method over the terms of the tenant leases. Deferred rents included in our balance sheets represent the aggregate excess of rental revenue recognized on a straight-line basis over the contractual rental payments that would be received under the remaining terms of the leases. Our leases generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized over the remaining term of the lease, effective as of the date the lease modification is finalized, assuming collection is not considered doubtful. As discussed above, we recognize amortization of the value of acquired above or below market tenant leases as a reduction of rental income in the case of above market leases or an increase to rental revenue in the case of below market leases.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the three and six months ended June 30, 2007 and 2006. A summary of our operating results from continuing operations for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Statement of Operations Data:
Total operating revenues	$95,583	$62,237	$184,550	$119,358
Total operating expenses	(73,042)	(44,452)	(140,044)	(84,185)

Operating income	22,541	17,785	44,506	35,173
Other expenses, net	(14,516)	(11,412)	(30,052)	(21,693)

Income from continuing operations before minority interests	$8,025	$6,373	$14,454	$13,480

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of such growth, a period-to-period comparison of our financial performance focuses primarily on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (same store properties are properties that were owned and operated for the entire current year and the entire immediate preceding year). The following table identifies each of the properties in our portfolio as of June 30, 2007:

Acquired Properties	Acquisition Date	Redevelopment Space as of June 30, 2007 (1)	Net Rentable Square Feet Excluding Redevelopment Space	Square Feet including Redevelopment Space	Occupancy Rate as of June 30, 2007 (2)
As of December 31, 2004 (21 properties)		232,245	4,657,766	4,890,011	96.1%

Year Ended December 31, 2005
833 Chestnut Street	Mar-05	119,660	535,098	654,758	79.2
1125 Energy Park Drive	Mar-05	—	112,827	112,827	100.0
350 East Cermak Road	May-05	214,872	918,867	1,133,739	94.7
8534 Concord Center Drive	Jun-05	—	82,229	82,229	100.0
2401 Walsh Street	Jun-05	—	167,932	167,932	100.0
200 North Nash Street	Jun-05	—	113,606	113,606	100.0
2403 Walsh Street	Jun-05	—	103,940	103,940	100.0
4700 Old Ironsides Drive	Jun-05	—	90,139	90,139	100.0
4650 Old Ironsides Drive	Jun-05	—	84,383	84,383	100.0
731 East Trade Street	Aug-05	—	40,879	40,879	100.0
113 North Myers	Aug-05	9,132	20,086	29,218	100.0
125 North Myers	Aug-05	—	25,402	25,402	51.3
Paul van Vlissingenstraat 16	Aug-05	35,000	77,472	112,472	58.8
600-780 S. Federal	Sep-05	—	161,547	161,547	82.6
115 Second Avenue	Oct-05	21,136	45,594	66,730	—
Chemin de l'Epinglier 2	Nov-05	—	59,190	59,190	100.0
251 Exchange Place	Nov-05	—	70,982	70,982	100.0
7500 Metro Center Drive	Dec-05	74,962	—	74,962	—
7620 Metro Center Drive	Dec-05	—	45,000	45,000	100.0
3 Corporate Place	Dec-05	172,288	104,643	276,931	100.0

Subtotal		647,050	2,859,816	3,506,866	90.3

Year Ended December 31, 2006
4025 Midway Road	Jan-06	27,599	72,991	100,590	54.9
Clonshaugh Industrial Estate	Feb-06	—	20,000	20,000	100.0
6800 Millcreek Drive	Apr-06	—	83,758	83,758	100.0
101 Aquila Way	Apr-06	—	313,581	313,581	100.0
12001 North Freeway	Apr-06	20,222	280,483	300,705	98.5
14901 FAA Boulevard	Jun-06	—	263,700	263,700	100.0
120 E. Van Buren Street	Jul-06	70,368	217,146	287,514	97.2
Gyroscoopweg 2E-2F	Jul-06	—	55,585	55,585	100.0
600 Winter Street	Sep-06	—	30,400	30,400	100.0
2300 NW 89th Place	Sep-06	—	64,174	64,174	100.0
1807 Michael Faraday Court	Oct-06	—	19,237	19,237	100.0
8100 Boone Boulevard	Oct-06	—	17,015	17,015	100.0
111 Eighth Avenue (3)	Oct-06	—	116,843	116,843	100.0
2055 East Technology Circle	Oct-06	76,350	—	76,350	—
114 Rue Ambroise Croizat	Dec-06	229,519	122,627	352,146	91.6
Unit 9, Blanchardstown Corporate Park	Dec-06	—	120,000	120,000	85.9

Subtotal		424,058	1,797,540	2,221,598	96.1

Six Months Ended June 30, 2007
21110 Ridgetop Circle	Jan-07	—	135,513	135,513	100.0
3011 LaFayette Street	Jan-07	90,780	—	90,780	—
44470 Chilum Place	Feb-07	—	95,440	95,440	100.0
43791 Devon Shafron Drive (4)	Mar-07	135,000	—	135,000	—
43831 Devon Shafron Drive (4)	Mar-07	—	117,071	117,071	100.0
43881 Devon Shafron Drive (4)	Mar-07	130,000	50,000	180,000	100.0
Mundells Roundabout (5)	Apr-07	—	—	—	—

Subtotal		355,780	398,024	753,804	100.0

Total		1,659,133	9,713,146	11,372,279	94.6%

(1)	Redevelopment space requires significant capital investment in order to develop data center facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built data center space that was not completed by previous ownership and requires a large capital investment in order to build out the space.
(2)	Occupancy rates exclude redevelopment space.
(3)	Includes additional leasehold interest acquired in March 2007, which is comprised of 60,552 square feet.
(4)	The three buildings at Devon Shafron Drive are considered one property for our property count.
(5)	Land parcel held for development.

Comparison of the Three Months Ended June 30, 2007 to the Three Months Ended June 30, 2006 and the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006

Portfolio

As of June 30, 2007, our portfolio consisted of 62 properties, excluding one property held as an investment in an unconsolidated joint venture, with an aggregate of 11.4 million rentable square feet including 1.7 million square feet held for redevelopment compared to a portfolio consisting of 47 properties (excluding three properties which we sold in 2006 and 2007 and are presented as discontinued operations in the accompanying consolidated statements of operations), with an aggregate of 9.5 million rentable square feet including 1.2 million square feet held for redevelopment as of June 30, 2006. The increase in our portfolio reflects the acquisition of 15 properties in the twelve months ended June 30, 2007.

Operating revenues

Operating revenues during the three and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Rental	$78,705	$49,900	$28,805	$151,993	$95,650	$56,343
Tenant reimbursements	16,631	12,337	4,294	32,310	23,540	8,770
Other	247	—	247	247	168	79

Total operating revenues	$95,583	$62,237	$33,346	$184,550	$119,358	$65,192

As shown by the same store and new properties table shown below, the increases in rental revenues and tenant reimbursement revenues in the periods ended June 30, 2007 compared to the same periods in 2006 were primarily due to our acquisitions of properties. We acquired 15 properties during the twelve months ended June 30, 2007.

The following tables show operating revenues for new properties (properties that were not owned for each of the full six months ended June 30, 2007 and 2006) and same store properties (all other properties) (in thousands):

	Same Store Three Months Ended June 30,			New Properties Three Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Rental	$54,345	$47,131	$7,214	$24,360	$2,769	$21,591
Tenant reimbursements	14,171	11,930	2,241	2,460	407	2,053
Other	247	—	247	—	—	—

Total operating revenues	$68,763	$59,061	$9,702	$26,820	$3,176	$23,644

	Same Store Six Months Ended June 30,			New Properties Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Rental	$107,044	$92,647	$14,397	$44,949	$3,003	$41,946
Tenant reimbursements	27,811	23,133	4,678	4,499	407	4,092
Other	247	168	79	—	—	—

Total operating revenues	$135,102	$115,948	$19,154	$49,448	$3,410	$46,038

Same store rental revenues increased in both the three and six months ended June 30, 2007 compared to the same period in 2006 primarily as a result of new leases at our properties during the twelve months ended June 30, 2007, the largest of which were for space in 350 East Cermak Road, 200 Paul Avenue 1-4, 300 Boulevard East and 2323 Bryan Street. Rental revenue included amounts earned from leases with tel(x), a related party, of approximately $3.5 million and $0 for the three months ended June 30, 2007 and 2006, respectively and $6.6 million and $0 for the six months ended June 30, 2007 and 2006, respectively, this is partially offset by amounts earned in the 2006 periods related to the existing in-place leases that were assigned to tel(x). Same store tenant reimbursement revenues increased in both the three and six months ended June 30, 2007 compared to the same period in 2006 primarily as a result of higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 1100 Space Park Drive, 350 East Cermak Road, 600 West Seventh Street and 600-780 S. Federal Street.

New property increases were caused by properties acquired during the period from January 1, 2006 to June 30, 2007. For the three and six months ended June 30, 2007, 120 East Van Buren, 111 Eighth Avenue and Unit 9, Blanchardstown Corporate Park contributed $13.8 million, or approximately 59% and $25.5, or approximately 56% of the total new properties increase in revenues compared to the same periods in 2006.

Operating Expenses and Interest Expense

Operating expenses and interest expense during the three and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Rental property operating and maintenance	$23,865	$13,205	$10,660	$45,104	$24,519	$20,585
Property taxes	7,342	6,839	503	14,882	13,422	1,460
Insurance	1,419	1,050	369	2,845	1,922	923
Depreciation and amortization	31,832	18,534	13,298	61,231	35,071	26,160
General and administrative	8,456	4,674	3,782	15,666	8,920	6,746
Other	128	150	(22)	316	331	(15)

Total operating expenses	$73,042	$44,452	$28,590	$140,044	$84,185	$55,859

Interest expense	$15,264	$11,249	$4,015	$31,858	$21,701	$10,157

As shown in the same store expense and new properties table below, total expenses in both the three and six months ended June 30, 2007 increased compared to the same period in 2006 primarily as a result of acquisition of properties.

The following table shows expenses for new properties (properties that were not owned for each of the full six months ended June 30, 2007 and 2006) and same store properties (all other properties) (in thousands):

	Same Store Three Months Ended June 30,			New Properties Three Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Rental property operating and maintenance	$15,545	$12,572	$2,973	$8,320	$633	$7,687
Property taxes	6,428	6,556	(128)	914	283	631
Insurance	1,278	1,005	273	141	45	96
Depreciation and amortization	19,600	17,317	2,283	12,232	1,217	11,015
General and administrative (1)	8,456	4,674	3,782	—	—	—
Other	95	91	4	33	59	(26)

Total operating expenses	$51,402	$42,215	$9,187	$21,640	$2,237	$19,403

Interest expense	$12,248	$8,546	$3,702	$3,016	$2,703	$313

	Same Store Six Months Ended June 30,			New Properties Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Rental property operating and maintenance	$29,106	$23,572	$5,534	$15,998	$947	$15,051
Property taxes	13,275	13,085	190	1,607	337	1,270
Insurance	2,574	1,872	702	271	50	221
Depreciation and amortization	38,492	33,707	4,785	22,739	1,364	21,375
General and administrative (1)	15,666	8,920	6,746	—	—	—
Other	258	271	(13)	58	60	(2)

Total operating expenses	$99,371	$81,427	$17,944	$40,673	$2,758	$37,915

Interest expense	$23,680	$16,344	$7,336	$8,178	$5,357	$2,821

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.

Same store rental property operating and maintenance expenses increased in the three and six months ended June 30, 2007 compared to the same periods in 2006 primarily as a result of higher utility rates in several of our properties, including 200 Paul Avenue 1-4, 1100 Space Park Drive and 350 East Cermak Road, leading to higher utility expense in 2007. Rental property operating and maintenance expenses included amounts paid to related parties, CB Richard Ellis and The Linc Group, for property management and other fees of $0.5 million and $0.8 million in the three months ended June 30, 2007 and

2006, respectively and $1.2 million and $1.4 million in the six months ended June 30, 2007 and 2006, respectively. CB Richard Ellis and The Linc Group are related parties of GI Partners. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $1.3 million and $0.6 million in the three months ended June 30, 2007 and 2006, respectively and $1.9 million and $1.1 million in the six months ended June 30, 2007 and 2006, respectively.

Same store depreciation and amortization expense increased in the three and six months ended June 30, 2007 compared to the same periods in 2006, principally because of depreciation related to improvements made during the twelve months ended June 30, 2007.

General and administrative expenses in the three and six months ended June 30, 2007 increased compared to the same periods in 2006 primarily due to higher professional fees, marketing expenses and the increase in employees to support the growth of the Company.

Same store interest expense increased for the three and six months ended June 30, 2007 as compared to the same period in 2006 primarily as a result of higher average outstanding debt balances during 2007 compared to 2006 related to refinancings on 600 West Seventh Street, 1100 Space Park Drive, 2045 & 20055 LaFayette Street and 150 South First Street partially offset by lower average outstanding balances during 2007 compared to 2006 for 47700 Kato Road and 1055 Page Avenue. Interest incurred on our unsecured line of credit and senior exchangeable debentures is unallocated to individual properties and is classified entirely to new properties in the table above. Interest capitalized during the three months ended June 30, 2007 and 2006 was $2.8 million and $1.0 million, respectively and during the six months ended June 30, 2007 and 2006 was $4.3 million and $1.8 million, respectively.

New property increases were caused by properties acquired during the period from January 1, 2006 to June 30, 2007. For the three months ended June 30, 2007, 120 East Van Buren, 111 Eighth Avenue, and Unit 9, Blanchardstown Corporate Park contributed $13.5 million, or approximately 66% of the total new properties increase in total expenses compared to the same period in 2006. For the six months ended June 30, 2007, 120 East Van Buren, 111 Eighth Avenue, and Unit 9, Blanchardstown Corporate Park contributed $25.3 million, or approximately 61% of the total new properties increase in total expenses compared to the same period in 2006.

Equity in earnings of unconsolidated joint venture

The equity in earnings of unconsolidated joint venture relates to a 49% investment in a joint venture that owns a datacenter property in Seattle, Washington. The investment was made in November 2006.

Minority Interests

Minority interests has decreased for the three and six months ended June 30, 2007 as compared to the same periods in 2006 primarily as a result of the weighted average minority ownership percentage decreasing from approximately 45% for the three months ended June 30, 2006 to approximately 11% for the three months ended June 30, 2007 and decreasing from approximately 49% for the six months ended June 30, 2006 to approximately 14% for the six months ended June 30, 2007.

Discontinued Operations

In 2007 and 2006, we completed the sales of 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006) and recognized gains upon closing. The results of operations and gain on sales of 100 Technology Center Drive (gain of $11.8 million) and 4055 Valley View Lane (gain of $6.2 million) are reported as discontinued operations for all periods presented.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

As of June 30, 2007, we had $48.0 million of cash and cash equivalents, excluding $32.6 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance and anticipated or contractually obligated capital expenditures and tenant improvements.

Our short term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, dividend payments on our preferred stock, dividend payments to our stockholders and distributions to our unitholders in the Operating Partnership required to maintain our REIT status, recurring capital expenditures, development and redevelopment costs, debt service on our loans and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, restricted cash accounts established for certain future payments and by drawing upon our unsecured revolving credit facility.

As of June 30, 2007, our Operating Partnership had a $500.0 million unsecured revolving credit facility. Borrowings under this credit facility currently bear interest at a rate based on 1-month LIBOR, EURIBOR and GBP LIBOR plus a margin ranging from 1.250% to 1.625%, depending on our Operating Partnership’s overall leverage, which margin was 1.50% as of June 30, 2007. The unsecured revolving credit facility matures in October 2008, subject to a one-year extension option that we may exercise if certain conditions are met. The unsecured revolving credit facility has a $150.0 million sub-facility for foreign exchange advances in Euros and British Pound Sterling. We intend to use available borrowings under the unsecured revolving credit facility to, among other things, finance the acquisition of additional properties, to fund tenant improvements, development and redevelopment activities and recurring capital expenditures, and to provide for working capital and other corporate purposes. As of June 30, 2007, we had outstanding $114.3 million under the credit facility, excluding $14.3 million of letters of credit, and the amount available for use was $371.4 million. On April 4, 2007, we issued 7.0 million shares of 4.375% Series C Cumulative Convertible Preferred Stock for net proceeds of $169.1 million after offering costs. We used all the net proceeds from this issuance to pay down our unsecured credit facility.

Properties acquired in 2007

During the six months ended June 30, 2007 we acquired the following properties:

Property	Metropolitan Area	Date Acquired	Purchase Price (in millions)
21110 Ridgetop Circle	Northern Virginia	January 5, 2007	$17.2
3011 LaFayette Street	Silicon Valley	January 22, 2007	13.7
44470 Chilum Place	Northern Virginia	February 27, 2007	43.1
111 8th Avenue (1)	New York City	March 15, 2007	24.4
Devon Shafron Drive (2)	Northern Virginia	March 23, 2007	63.0
Mundells Roundabout (3)	London	April 11, 2007	31.4

			$192.8

(1)	Acquisition of an approximately 33,700 square foot leasehold interest.
(2)	The purchase consists of three buildings; 43791 Devon Shafron Drive, 43831 Devon Shafron Drive and 43881 Devon Shafron Drive.
(3)	A land parcel to be developed. Purchase price excludes refundable value added tax of approximately $5.2 million.

We financed the purchase of these properties with borrowings under our unsecured revolving credit facility.

Future uses of cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of June 30, 2007, we had commitments under leases in effect for $20.0 million of tenant improvement costs and leasing commissions all of which we expect to incur in the near future.

As of June 30, 2007, we have identified from our existing properties approximately 1.7 million square feet of redevelopment space and we also owned approximately 113,000 net rentable square feet of datacenter space with extensive installed tenant improvements that we may subdivide for Turn-Key Datacenter™ use during the next two years rather than lease such space to large single tenants. Turn-Key Datacenter™ space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Datacenter™ space, we may incur significant tenant improvement costs to build out and redevelop these spaces.

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

Commitments and Contingencies

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been capitalized. Accounts payable and other liabilities include $1.3 million and $1.3 million for this liability as of June 30, 2007 and December 31, 2006, respectively. During the three months ended June 30, 2007, we paid approximately $0.1 million to the seller.

In April 2007, one of our tenants occupying approximately 82,000 square feet of space in our Denver property requested early termination of its lease. The existing lease expires on January 31, 2012. In July 2007, a termination agreement was executed with the tenant and is effective as of August 31, 2007. We are exploring with this tenant potential re-leasing alternatives.

We have agreed with the seller of the 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 263,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013. We have no liability for this contingent liability on our balance sheet at June 30, 2007.

As of June 30, 2007, we were a party to interest rate swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt, as of June 30, 2007 (in millions):

Debt Summary:
Fixed rate	$806.6
Variable rate—hedged by interest rate swaps	251.4

Total fixed rate	1,058.0
Variable rate—unhedged	114.3

Total	$1,172.3

Percent of Total Debt:
Fixed rate (including swapped debt)	90.2%
Variable rate	9.8%

Total	100.0%

Effective Interest Rate as of June 30, 2007(1):
Fixed rate (including swapped debt)	5.59%
Variable rate—unhedged	6.82%
Effective interest rate	5.71%

(1)	Excludes impact of deferred financing cost amortization.

As of June 30, 2007, we had approximately $1.2 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total market capitalization was approximately 29% (based on the closing price of our common stock on June 30, 2007 of $37.68). The variable rate debt shown above bears interest at interest rates based on various LIBOR, EURIBOR and GBP LIBOR rates ranging from one to twelve months, depending on the agreement governing the debt. Assuming maturity of our exchangeable senior debentures at first maturity date in August 2011, as of June 30, 2007, the debt had a weighted average term to initial maturity of approximately 5.9 years (approximately 6.2 years assuming exercise of extension options).

Unsecured Revolving Credit Facility. As of June 30, 2007, we had an unsecured revolving credit facility (credit facility) under which we can borrow up to $500.0 million. Borrowings under the credit facility currently bear interest at a rate of based on LIBOR, EURIBOR and GBP LIBOR plus a margin ranging from 1.250% to 1.625%, depending on our Operating Partnership’s overall leverage. This margin was 1.50% as of June 30, 2007, resulting in an interest rate at this date of 6.82%. The credit facility matures in October 2008, subject to a one-year extension option, which we may exercise if certain conditions are met. The credit facility has a $150.0 million sub-facility for foreign exchange advances in Euros and British Sterling. As of June 30, 2007 we had outstanding $114.3 million under the credit facility, excluding $14.3 million of letters of credit, and $371.4 million was available for use.

Off-Balance Sheet Arrangements

As of June 30, 2007, we were a party to interest rate cap agreements in connection with debt and interest rate swap agreements related to $251.2 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

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

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

The following table shows cash flows and ending cash and cash equivalent balances for the six months ended June 30, 2007 and 2006, respectively (in thousands):

	Six Months Ended June 30,
	2007	2006	Change
Net cash provided by operating activities (including discontinued operations)	$55,154	$43,669	$11,485
Net cash used in investing activities	(200,068)	(176,723)	(23,345)
Net cash provided by financing activities	170,667	136,193	34,474

Net increase in cash and cash equivalents	$25,753	$3,139	$22,614

The increase in net cash provided by operating activities was primarily due to revenues from the 15 properties added to our portfolio during the twelve months ended June 30, 2007, along with new leasing activities partially offset by higher operating and interest expense. Net cash used in investing activities primarily relates to new properties acquired and improvements added during the six months ended June 30, 2007 and 2006. Net cash used in investing activities increased for the six months ended June 30, 2007, as higher expenditures to acquire, improve and redevelop properties in the six months ended June 30, 2007 more than offset the receipt of proceeds from the sales of 100 Technology Center Drive (March 2007) and 4055 Valley View Lane (March 2007).

Net cash flows from financing activities consisted of the following amounts (in thousands):

	Six Months Ended June 30,
	2007	2006	Change
Net proceeds from borrowings	$44,788	$96,189	$(51,401)
Net proceeds from issuance of common/preferred stock	169,556	94,503	75,053
Dividend and distribution payments	(42,272)	(54,880)	12,608
Other	(1,405)	381	(1,786)

Net cash provided by financing activities	$170,667	$136,193	$34,474

The decrease in borrowings for the six months ended June 30, 2007 as compared to the same period in 2006 was a primarily a result of activity on the unsecured revolving credit facility, there were net repayments of approximately $32.4 million for the six months ended June 30, 2007 as compared to approximately $30.6 million net borrowings for the same period in 2006. The increase in net proceeds from stock issuances was attributable to the April 2007 issuance of 7.0 million shares of series C preferred stock with net proceeds of $169.6 million as compared to the May 2006 issuance of 4.0 million shares of common stock with net proceeds of $94.5 million. The decrease in dividend and distribution payments for the six months ended June 30, 2007 as compared to the same period in 2006 was a result of the second quarter 2006 dividend being paid as of June 30, 2006 but the second quarter 2007 dividend and distribution declared was accrued and unpaid as of June 30, 2007.

Minority interest

Minority interests relate to the interests in the Operating Partnership that are not owned by us, which, as of June 30, 2007, amounted to 10.7% of the Operating Partnership common units. In conjunction with our formation, GI Partners received common units, in exchange for contributing ownership interests in properties to the Operating Partnership. Also in connection with acquiring real estate interests owned by third parties, the Operating Partnership issued common units to those sellers.

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

During the six months ended June 30, 2007, GI Partners distributed their remaining 6.5 million Operating Partnership common units to its investors, of which approximately 6.2 million Operating Partnership common units were redeemed in exchange for an equal number of shares of our common stock. These redemptions were recorded as a reduction to minority interest and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet. We did not receive any cash proceeds upon redemption of these Operating Partnership units. As of June 30, 2007, GI Partners no longer has an ownership interest in the Operating Partnership.

During the six months ended June 30, 2007, third parties redeemed 265,776 Operating Partnership units for an equal number of shares of our common stock. These redemptions were recorded as a reduction to minority interest and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet. We did not receive any cash proceeds upon redemption of these Operating Partnership units.

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

During its July 25, 2007 meeting, the FASB agreed to provide guidance on accounting for convertible debt instruments that require or permit partial cash settlement upon conversion through a FASB Staff Position (FSP). The proposed FSP would be effective on January 1, 2008 and would be applied retrospectively. The accounting for our exchangeable senior debentures could be affected by the final FSP. However, the proposed FSP has not been issued and will be subject to a 45 day comment period. Accordingly, at the present time, it is not possible to predict the effect on the Company’s consolidated financial statements. See a more comprehensive discussion of this proposed FSP in Item 1A of Part II of this quarterly report.

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

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of June 30, 2007, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$806.6	$837.8
Variable rate debt subject to interest rate swaps	251.4	251.7

Total fixed rate debt (including interest rate swaps)	1,058.0	1,089.5
Variable rate debt — unhedged	114.3	114.3

Total outstanding debt	$1,172.3	$1,203.8

Interest rate swaps included in this table and their fair values as of June 30, 2007 were as follows (in thousands):

Current Notional Amount		Strike Rate	Effective Date	Expiration Date	Fair Value
$98,556		4.025	May 26, 2005	Jun. 15, 2008	$1,129
8,670		5.020	Dec. 1, 2006	Dec. 1, 2008	26
26,508	(1)	4.944	Jul. 10, 2006	Apr. 10, 2011	1,091
14,932	(2)	3.981	May 17, 2006	Jul. 18, 2013	493
10,801	(2)	4.070	Jun. 23, 2006	Jul. 18, 2013	308
9,505	(2)	3.989	Jul. 27, 2006	Oct. 18, 2013	323
44,228	(2)	3.776	Dec. 5, 2006	Jan. 18, 2012	1,481
38,026	(2)	4.000	Dec. 20, 2006	Jan. 18, 2012	932

$251,226					$5,783

(1)	Translation to U.S. amounts is based on exchange rate of $2.01 to £1.00 as of June 30, 2007.
(2)	Translation to U.S. amounts is based on exchange rate of $1.35 to €1.00 as of June 30, 2007.

Sensitivity to changes in interest rates.

The following table shows the effect if assumed changes in interest rates occurred:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	51	$3.3
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(51)	$(3.3)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	51	0.6
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	(51)	(0.6)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(51)	20.3
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	51	(18.8)

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

Foreign currency forward exchange risk

As of June 30, 2007, we have foreign operations in the United Kingdom, Switzerland, France, Ireland, Canada and The Netherlands and as such are subject to risk from the effects of exchange rate movements related to the Euro, British Pound, Swiss Franc and Canadian Dollar, which may affect future costs and cash flows. For these currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. For the three and six months ended June 30, 2007, operating revenues from properties outside the United States contributed $7.8 million and $15.2 million, respectively, which represented 8.1% and 8.3% of our operating revenues, respectively.

As of June 30, 2007, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. Prior to January 2006, we were party to a foreign currency forward sale contract with a notional value of approximately £7.9 million. We terminated this contract in January 2006 and received cash of approximately $0.7 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 – Legal Proceedings.

None.

ITEM 1A – Risk factors.

See our risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In addition to those factors and to other information in this Quarterly Report on Form 10-Q, the following updates to the risk factors should be considered carefully while evaluating the Company and our business. The following additional risk factor disclosure contains forward-looking statements. Please refer to the discussion regarding forward-looking statements at the beginning of Part I, Item 2, “Managements Discussion and Analysis of Financial Condition and Results of Operations” for further information.

We may be unable to successfully complete and operate developed properties.

We intend to develop and substantially renovate properties for data center use. Our future development and construction activities involve the following significant risks:

•	we may be unable to obtain construction financing at all or on favorable terms;

•	we may be unable to obtain permanent financing at all or on advantageous terms if we finance development projects through construction loans;

•	we may not complete development projects on schedule or within budgeted amounts; and

•

we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations; and occupancy rates and rents at newly developed or renovated properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investment not being profitable.

•

we have encountered and may continue to encounter long lead times or other delays in procuring the generators and other infrastructure equipment necessary to complete the development of our Turn-Key Datacenters.™ In addition, the unavailability or increased costs of raw materials may delay our ability to complete the redevelopment of data center space in a timely manner, within budgeted amounts, or at all.

In addition, in certain circumstance we lease data center facilities prior to their completion. If we fail to complete the facilities in a timely manner, the tenant may be entitled to terminate their lease, seek damages against us or pursue other remedies.

While we intend to develop data center properties primarily in markets we are familiar with, we may in the future develop properties in new geographic regions where we expect the development of property to result in favorable risk-adjusted returns on our investment. We may not possess the same level of familiarity with development of other property types or other markets, which could adversely affect our ability to develop such properties successfully or at all or to achieve expected performance.

We may encounter problems during development and construction activities.

We are currently developing data centers in multiple locations. These construction projects, and others that we may undertake from time to time, are subject to significant development and construction risks, any of which could cause unanticipated cost increases and delays. These include the following:

•	adverse weather that damages the project or causes delays;

•	delays in obtaining or inability to obtain necessary permits, licenses and approvals;

•	changes to the plans or specifications;

•	shortages of materials and skilled labor;

•	increases in material and labor costs;

•	engineering problems;

•	labor disputes and work stoppages with contractors, subcontractors or others that are constructing the project;

•	environmental issues;

•	shortages of qualified employees;

•	fire, flooding and other natural disasters;

•	expenditure of funds on, and the devotion of management time to, projects that may not be completed; and

•	geological, construction, excavation, regulatory and equipment problems.

We may not be able to complete the development of any projects we begin and, if completed, our development and construction activities may not be completed in a timely manner or within budget, which could have a material adverse effect on our results of operations and prospects. If any of these factors result in a delay in the completion of or our inability to complete a project, or increase our costs associated with development, our financial performance could materially adversely affect.

The accounting method for convertible debt securities with net share settlement, like our outstanding 4.125% exchangeable senior debentures, may be subject to change.

For the purpose of calculating diluted earnings per share, a convertible or exchangeable debt security providing for net share settlement of the conversion or exchange value and meeting specified requirements under Emerging Issues Task Force, or EITF, Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” is accounted for similar to non-convertible debt, with the stated coupon constituting interest expense and any shares issuable upon conversion or exchange of the security being accounted for under the treasury stock method. The effect of the treasury stock method is that the shares potentially issuable upon conversion or exchange of the debt securities are not included in the calculation of our earnings per share except to the extent that the conversion or exchange value of the debt securities exceeds their principal amount, in which event are treated for earnings per share purposes as having issued the number of shares of our common stock necessary to settle the conversion or exchange.

On July 25, 2007, the FASB announced that it had agreed to provide guidance on the accounting method for net share settled securities. Under the proposed guidance, debt and equity components of the net share settled convertible or exchangeable security would be bifurcated and accounted for separately. The effect of this proposal is that the equity component would be included in the paid-in-capital section of stockholders’ equity on an issuer’s balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the securities. Net income attributable to our common stockholders would be lower by recognizing accretion of the discounted carrying value of the exchangeable senior debentures to its face amount as additional interest expense. The diluted earnings per share calculation would continue to be calculated based on the treasury stock method.

The proposed guidance would be effective on January 1, 2008 and would be applied retrospectively. The guidance has not yet been published and will be subject to a 45 day comment period. If this guidance is adopted as proposed, it will have an adverse impact on our results of operations presented in accordance with U.S. GAAP both retrospectively and prospectively. We cannot at this time predict whether any such impact would be material.

We also cannot predict any other changes in U.S. GAAP that may be made affecting accounting for convertible or exchangeable debt securities. Any change in the accounting method for convertible or exchangeable debt securities could have an adverse impact on our reported or future financial results. These impacts could adversely affect the trading price of our common stock and in turn negatively impact the trading price of the convertible or exchangeable securities.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3 – Defaults Upon Senior Securities.

None.

ITEM 4 – Submission of Matters to a Vote of Security Holders.

On May 2, 2007, the Company held its Annual Meeting of Stockholders. The following resolutions were passed:

•	Election of the following six individuals as directors of the Company for a one-year term, which will expire at the 2008 Annual Meeting of Stockholders:

Nominee	Votes For	Votes Withheld
Richard A. Magnuson	48,515,950	802,965
Michael F. Foust	48,988,368	330,547
Laurence A. Chapman	48,990,917	327,998
Kathleen Earley	45,396,825	3,922,090
Ruann F. Ernst, Ph.D.	48,896,691	422,224
Dennis E. Singleton	48,897,870	421,045

•

Ratification of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007. This resolution was passed with 49,211,653 votes for, 103,497 votes against and 3,765 abstentions.

•	Approval of the Company’s Amended and Restated 2004 Incentive Award Plan. This resolution was passed with 41,266,869 votes for, 4,118,872 votes against and 12,919 abstentions.

ITEM 5 – Other Information.

(a) None.

(b) None.

ITEM 6 – Exhibits

Exhibit

3.1	Articles Supplementary creating the Series C Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 11, 2007).

4.1	Specimen Certificate for Series C Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 11, 2007).

10.1	Form of Class C Profits Interest Units Agreement.

12.1	Statement of Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

August 8, 2007	/s/ MICHAEL F. FOUST
Michael F. Foust
Chief Executive Officer
(principal executive officer)

August 8, 2007	/s/ A. WILLIAM STEIN
A. William Stein
Chief Financial Officer and Chief Investment Officer
(principal financial officer)

August 8, 2007	/s/ EDWARD F. SHAM
Edward F. Sham
Vice President and Controller
(principal accounting officer)