Form 10-Q
period 2007-09-30
Digital Realty Trust, Inc.
filed 2007-11-09
CIK 1297996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☒                Accelerated filer  ☐                Non- accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, $.01 par value per share	64,758,872

DIGITAL REALTY TRUST, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2007 (unaudited)	December 31, 2006
ASSETS
Investments in real estate:
Properties:
Land	$288,784	$228,728
Acquired ground leases	1,595	3,028
Buildings and improvements	1,741,901	1,415,236
Tenant improvements	190,015	172,334

Total investments in properties	2,222,295	1,819,326
Accumulated depreciation and amortization	(164,100)	(112,479)

Net investments in properties	2,058,195	1,706,847
Investment in unconsolidated joint venture	9,591	29,955

Net investments in real estate	2,067,786	1,736,802
Cash and cash equivalents	49,182	22,261
Accounts and other receivables, net of allowance for doubtful accounts of $2,434 and $2,032 as of September 30, 2007 and December 31, 2006, respectively	30,322	31,293
Deferred rent	57,317	40,225
Acquired above market leases, net	40,254	47,292
Acquired in place lease value and deferred leasing costs, net	255,265	248,751
Deferred financing costs, net	18,319	17,500
Restricted cash	38,716	28,144
Other assets	18,958	13,951

Total Assets	$2,576,119	$2,186,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured revolving credit facility	$266,726	$145,452
Mortgage loans	895,882	804,686
Exchangeable senior debentures	172,500	172,500
Accounts payable and other accrued liabilities	104,795	88,698
Accrued dividends and distributions	24,824	19,386
Acquired below market leases, net	95,485	87,487
Security deposits and prepaid rents	20,574	19,822

Total liabilities	1,580,786	1,338,031
Commitments and contingencies
Minority interests in consolidated joint venture	2,902	—
Minority interests in operating partnership	71,063	138,416
Stockholders’ equity:
Preferred Stock: $0.01 par value, 20,000,000 authorized:
Series A Cumulative Redeemable Preferred Stock, 8.50%, $103,500,000 liquidation preference ($25.00 per share), 4,140,000 issued and outstanding	99,297	99,297
Series B Cumulative Redeemable Preferred Stock, 7.875%, $63,250,000 liquidation preference ($25.00 per share), 2,530,000 issued and outstanding	60,502	60,502
Series C Cumulative Convertible Preferred Stock, 4.375%, $175,000,000 liquidation preference ($25.00 per share), 7,000,000 issued and outstanding	168,955	—
Common Stock; $0.01 par value: 100,000,000 authorized, 60,721,750 and 54,257,691 shares issued and outstanding as of September 30, 2007 and December 31, 2006	607	542
Additional paid-in capital	666,023	597,334
Dividends in excess of earnings	(83,069)	(52,093)
Accumulated other comprehensive income, net	9,053	4,190

Total stockholders’ equity	921,368	709,772

Total liabilities and stockholders’ equity	$2,576,119	$2,186,219

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Revenues:
Rental	$82,536	$57,394	$234,529	$153,044
Tenant reimbursements	22,104	13,279	54,414	36,819
Other	154	—	401	168

Total operating revenues	104,794	70,673	289,344	190,031

Operating Expenses:
Rental property operating and maintenance	30,539	14,972	75,643	39,491
Property taxes	7,859	6,956	22,741	20,378
Insurance	1,356	934	4,201	2,856
Depreciation and amortization	35,345	23,767	96,576	58,838
General and administrative	7,775	4,986	23,441	13,906
Other	495	607	811	938

Total operating expenses	83,369	52,222	223,413	136,407

Operating income	21,425	18,451	65,931	53,624
Other Income (Expenses):
Equity in earnings of (loss from) unconsolidated joint venture	(237)	—	524	—
Interest and other income	621	364	1,666	854
Interest expense	(16,683)	(13,792)	(48,541)	(35,493)
Loss from early extinguishment of debt	—	(40)	—	(522)

Income from continuing operations before minority interests	5,126	4,983	19,580	18,463
Minority interests in continuing operations of operating partnership	25	(657)	(781)	(3,908)

Income from continuing operations	5,151	4,326	18,799	14,555
Income (loss) from discontinued operations before gain on sale of assets and minority interests	(18)	250	1,395	138
Gain on sale of assets	—	18,016	18,049	18,016
Minority interests attributable to discontinued operations	2	(7,805)	(3,264)	(7,740)

Income (loss) from discontinued operations	(16)	10,461	16,180	10,414
Net income	5,135	14,787	34,979	24,969
Preferred stock dividends	(5,359)	(3,445)	(13,971)	(10,335)

Net income (loss) available to common stockholders	$(224)	$11,342	$21,008	$14,634

Income (loss) per share from continuing operations available to common stockholders:
Basic	$—	$0.02	$0.08	$0.13
Diluted	$—	$0.02	$0.08	$0.13

Income per share from discontinued operations:
Basic	$—	$0.29	$0.27	$0.32
Diluted	$—	$0.28	$0.26	$0.30

Net income (loss) per share available to common stockholders:
Basic	$—	$0.31	$0.35	$0.45
Diluted	$—	$0.30	$0.34	$0.43

Weighted average common shares outstanding:
Basic	60,717,153	36,114,253	59,324,104	32,361,456
Diluted	60,717,153	37,446,893	61,365,281	33,684,081

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$5,135	$14,787	$34,979	$24,969
Other comprehensive income:
Foreign currency translation adjustments	4,017	121	5,310	3,397
Minority interests in foreign currency translation adjustments	(430)	(52)	(630)	(1,569)
Increase (decrease) in fair value of interest rate swaps	(1,893)	(1,721)	2,268	544
Minority interests in decrease (increase) in fair value of interest rate swaps	203	735	(280)	(382)
Reclassification of other comprehensive income to earnings	(420)	(716)	(2,115)	(1,781)
Minority interests in reclassification of other comprehensive income to earnings	45	306	310	819

Comprehensive income	$6,657	$13,460	$39,842	$25,997

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited in thousands)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities (including discontinued operations):
Net income	$34,979	$24,969
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of assets	(18,049)	(18,016)
Minority interests in operating partnership and discontinued operations	4,045	11,648
Equity in earnings of unconsolidated joint venture	(524)	—
Distributions representing return on investment in unconsolidated joint venture	388	—
Write-off of net assets due to early lease terminations	395	450
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases, including amounts for discontinued operations	57,238	35,665
Amortization over the vesting period of the fair value of share-based compensation	2,938	1,296
Allowance for doubtful accounts	402	1,154
Amortization of deferred financing costs	4,266	2,618
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	—	106
Amortization of debt premium	(172)	(172)
Amortization of acquired in place lease value and deferred leasing costs	39,717	27,132
Amortization of acquired above market leases and acquired below market leases, net	(7,649)	(5,047)
Changes in assets and liabilities:
Restricted cash	(10,572)	—
Accounts and other receivables	(1,715)	(4,206)
Deferred rent	(17,576)	(9,291)
Deferred leasing costs	(9,024)	(5,428)
Other assets	2,242	(3,240)
Accounts payable and other accrued liabilities	(3,915)	(795)
Security deposits and prepaid rents	185	3,224

Net cash provided by operating activities (including discontinued operations)	77,599	62,067

Cash flows from investing activities:
Acquisitions of properties	(276,018)	(348,216)
Proceeds from sale of assets, net of sales costs	78,191	58,923
Deposits paid for acquisitions of properties	(88)	(46,258)
Receipt of value added tax refund	6,067	3,121
Refundable value added tax paid	(6,707)	(795)
Change in restricted cash	—	(2,354)
Improvements to investments in real estate	(164,680)	(52,326)
Other deposits	—	(911)
Tenant improvement advances to tenants	(21,507)	(26,152)
Collection of advances to tenants for tenant improvements	24,805	20,000
Distribution representing return of investment in unconsolidated joint venture	20,500	—
Purchase of joint venture partners’ interests	(3,684)	(5,353)

Net cash used in investing activities	(343,121)	(400,321)

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited in thousands)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	$413,314	$492,739
Repayments on unsecured revolving credit facility	(294,000)	(440,000)
Proceeds from mortgage loans	121,288	211,872
Principal payments on mortgage loans	(45,947)	(112,745)
Proceeds from exchangeable senior debentures	—	172,500
Settlement of foreign currency forward sale contract	—	694
Payment of loan fees and costs	(5,189)	(11,431)
Refund of rate-lock deposit	—	1,200
Gross proceeds from the sale of common stock	—	97,600
Gross proceeds from the sale of preferred stock	175,000	—
Common stock offering costs paid	—	(3,632)
Preferred stock offering costs paid	(5,625)	—
Proceeds from exercise of stock options	500	1,057
Payment of dividends to preferred stockholders	(8,612)	(6,890)
Payment of dividends to common stockholders and distributions to limited partners of operating partnership	(58,286)	(47,990)

Net cash provided by financing activities	292,443	354,974

Net increase in cash and cash equivalents	26,921	16,720
Cash and cash equivalents at beginning of period	22,261	10,930

Cash and cash equivalents at end of period	$49,182	$27,650

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$51,705	$36,400
Cash paid for taxes	380	102
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$5,310	$3,397
Accrual of dividends and distributions	24,824	20,052
Increase in other assets related to increase in fair value of interest rate swaps	2,268	544
Reclassification of owner’s equity to minority interest in the Operating Partnership	420	(41,919)
Operating Partnership units redeemed for shares of common stock	65,241	53,842
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	29,032	17,548
Allocation of purchase of properties to:
Investments in real estate	250,134	334,256
Accounts and other receivables	1,686	—
Other assets	952	—
Acquired above market leases	335	287
Acquired below market leases	(20,052)	(26,894)
Acquired in place lease value and deferred leasing costs	45,135	42,441
Mortgage loans assumed	—	—
Accounts payable and other accrued liabilities	(1,925)	(1,874)
Security deposits and prepaid rents	(247)	—

Cash paid for acquisition of properties	276,018	348,216
Accrual of common and preferred stock offering costs	420	200

See accompanying notes to the condensed financial statements.

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

(unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we or the Company) is engaged in the business of owning, acquiring, repositioning and managing technology-related real estate. The Company is focused on providing Turn-Key Datacenter™ and Powered Base Building™ datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from information technology and internet enterprises, to manufacturing and financial services. As of September 30, 2007, our portfolio consists of 67 properties, excluding one property held as an investment in an unconsolidated joint venture; 58 are located throughout North America and nine are located in Europe. Our properties are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Chicago, Dallas, Los Angeles, New York, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S. and the Amsterdam, Dublin, London and Paris markets in Europe. The portfolio consists of Internet gateway properties, datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

We completed our initial public offering (IPO) on November 3, 2004 and commenced operations on that date. The Operating Partnership was formed on July 21, 2004 in anticipation of our IPO. As of September 30, 2007, we own an 89.3% common interest and a 100% preferred interest in the Operating Partnership. As general partner, we have control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace us as the general partner nor do they have participating rights, although they do have certain protective rights.

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

(b) Cash Equivalents

For purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less when purchased to be cash equivalents. As of September 30, 2007 and December 31, 2006, cash equivalents consist of investments in money market funds.

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

(f) Asset Retirement Obligations

We record accruals for estimated retirement obligations, as required by Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” and Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. As of September 30, 2007 and December 31, 2006, the amount included in accounts payable and other accrued liabilities on our condensed consolidated balance sheets was approximately $1.2 million and $1.2 million, respectively, and the equivalent asset is recorded at $1.1 million, net of accumulated depreciation.

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

3. Minority Interests in the Operating Partnership

Minority interests in the Operating Partnership relate to the interests that are not owned by us. The following table shows the ownership interest in the Operating Partnership as of September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Common units and long term incentive units	Percentage of total	Common units and long term incentive units	Percentage of total
The Company	60,721,750	89.3%	54,257,691	79.9%
Minority interest consisting of:
GI Partners	—	—	6,469,476	9.5
Third Parties	5,290,070	7.8	5,555,846	8.2
Employees ( includes long term incentive units, see note 10)	1,991,359	2.9	1,630,142	2.4

	68,003,179	100.0%	67,913,155	100.0%

The following table shows activity for the Operating Partnership and long-term incentive units that are not owned by us for the nine months ended September 30, 2007:

	GI Partners	Third Parties	Employees	Total
As of January 1, 2007	6,469,476	5,555,846	1,630,142	13,655,464
Distributions of GI Partners’ founder Operating Partnership common units to its investors who redeemed units for our common stock (1)	(6,160,641)	—	—	(6,160,641)
Redemption of third party common Operating Partnership units for shares of our common stock (1)	—	(265,776)	—	(265,776)
Distributions of GI Partners’ founder Operating Partnership common units to its investors who are employees of the Company	(308,835)	—	308,835	—
Redemption of common Operating Partnership units for shares of our common stock by an employee of the Company (1)	—	—	(6,002)	(6,002)
Conversion of long-term incentive units for shares of our common stock by an employee of the Company	—	—	(4,000)	(4,000)
Grant of long-term incentive units to employees	—	—	62,384	62,384

As of September 30, 2007	—	5,290,070	1,991,359	7,281,429

(1)	This redemption was recorded as a reduction to minority interest and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet.

Limited partners have the right to require the Operating Partnership to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. We have filed a shelf registration statement covering the issuance of the shares of our common stock issuable upon redemption of the common units, and the resale of those shares of common stock by the holders. Under the terms of certain third parties’ (the exchange parties) contribution agreement signed in the third quarter of 2004, we have agreed to indemnify each exchange party against adverse tax consequences in the event the Operating Partnership directly or indirectly, sells, exchanges or otherwise disposes of (whether by way of merger, sale of assets or otherwise) in a taxable transaction any interest in 200 Paul Avenue 1-4 or 1100 Space Park Drive until the earlier of November 3, 2013 and the date on which these contributors hold less than 25% of the Operating Partnership common units issued to them in the formation transactions consummated concurrently with the IPO. Under the exchange parties’ amended contribution agreement, the Operating Partnership has agreed to make approximately $17.8 million of indebtedness available for guaranty by the exchange parties until the earlier of November 3, 2013 and the date on which these contributors or certain transferees hold less than 25% of the Operating Partnership common units issued to them in the formation transactions consummated concurrently with the IPO, and we have agreed to indemnify each exchange party against adverse tax consequences if the Operating Partnership does not provide such indebtedness to guarantee.

4. Properties Acquired During the Nine Months Ended September 30, 2007

We made the following acquisitions of real estate properties during the nine months ended September 30, 2007:

Property	Metropolitan Area	Date Acquired	Purchase Price (in millions)
21110 Ridgetop Circle	Northern Virginia	January 5, 2007	$17.2
3011 LaFayette Street	Silicon Valley	January 22, 2007	13.7
44470 Chilum Place	Northern Virginia	February 27, 2007	43.1
111 8th Avenue (1)	New York City	March 15, 2007	24.4
Devon Shafron Drive (2)	Northern Virginia	March 23, 2007	63.0
Mundells Roundabout (3)	London	April 11, 2007	31.4
900 Walnut Street (4)(5)	St. Louis	August 10, 2007	34.5
210 Tucker Boulevard (4)(5)	St. Louis	August 10, 2007	20.8
1 Savvis Parkway (5)	St. Louis	August 22, 2007	27.7
1500 Space Park Drive (6)	Silicon Valley	September 5, 2007	3.7

			$279.5

(1)	Acquisition of an approximately 33,700 square foot leasehold interest.

(2)	The purchase consists of three buildings: 43791 Devon Shafron Drive, 43831 Devon Shafron Drive and 43881 Devon Shafron Drive.

(3)	A land parcel to be developed. Purchase price excludes refundable value added tax of approximately $5.2 million.

(4)	Purchase price includes an earn-out payment made at closing: $0.5 million for 900 Walnut Street and $1.8 million for 210 N. Tucker Boulevard. In addition, a 3-month earn-out feature (expiring in November 2007) for new leases could allow the seller to earn an additional $0.7 million.

(5)	Legal title currently held by a 1031 exchange accomodation titleholder, a single asset variable interest entity that we have consolidated under FIN 46R.

(6)	Represents the amount we paid to acquire a 50% interest in a joint venture that owns this above building. Since we control the joint venture, we have consolidated the joint venture in the accompanying consolidated financial statements. Upon consolidation, we included total assets of $13.1 million, a third party loan of $5.5 million, other liabilities of $1.0 million and minority interest of $2.9 million.

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

The results of operations of the properties above are reported as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements. The following table summarizes the income and expense components that comprise income (loss) from discontinued operations for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues	$(1)	$2,823	$2,338	$10,817
Operating expenses	(17)	(1,840)	(1,281)	(8,087)
Interest and other income	—	9	5	18
Interest expense	—	(742)	(607)	(2,610)
Gain on derivative instruments	—	—	940	—

	(18)	250	1,395	138
Gain on sale of assets	—	18,016	18,049	18,016
Minority interests attributable to discontinued operations	2	(7,805)	(3,264)	(7,740)

Income (loss) from discontinued operations	$(16)	$10,461	$16,180	$10,414

6. Debt

A summary of outstanding indebtedness as of September 30, 2007 and December 31, 2006, respectively, is as follows (in thousands):

Properties	Interest Rate at September 30, 2007	Maturity Date	Principal Outstanding September 30, 2007		Principal Outstanding December 31, 2006
Mortgage loans:
Secured Term Debt (1)(2)	5.65%	Nov. 11, 2014	$149,292		$150,887
350 East Cermak Road (2)	1-month LIBOR + 2.20% (3)(4)	Jun. 9, 2008 (5)	98,344		99,353
200 Paul Avenue 1-4 (2)	5.74%	Oct. 8, 2015	81,000		81,000
2045 & 2055 LaFayette Street (2)	5.93%	Feb. 6, 2017	68,000		—
600 West Seventh Street	5.80%	Mar. 15, 2016	58,325		59,181
2323 Bryan Street (2)(6)	6.04%	Nov. 6, 2009	56,026		56,579
34551 Ardenwood Boulevard 1-4 (2)	5.95%	Nov. 11, 2016	55,000		55,000
1100 Space Park Drive (2)	5.89%	Dec. 11, 2016	55,000		55,000
150 South First Street (2)	6.30%	Feb. 6, 2017	53,288		—
2334 Lundy Place (2)	5.96%	Nov. 11, 2016	40,000		40,000
114 Rue Ambroise Croizat (7)	3-month EURIBOR + 1.35% (3)	Jan. 18, 2012	46,445	(8)	43,260	(8)
Unit 9, Blanchardstown Corporate Park (7)	3-month EURIBOR + 1.35% (3)	Jan. 18, 2012	39,931	(8)	37,193	(8)
6 Braham Street	3-month GBP LIBOR + 0.90% (3)	Apr. 10, 2011	27,024	(9)	25,831	(9)
4055 Valley View Lane	3-month LIBOR + 1.20% (3)	Jan. 1, 2009	—		20,610
100 Technology Center Drive	3-month LIBOR + 1.70% (3)	Apr. 1, 2009	—		20,000
Paul van Vlissingenstraat 16	3-month EURIBOR + 1.60% (3)	Jul. 18, 2013	15,679	(8)	14,662	(8)
Chemin de l’Epinglier 2	3-month EURIBOR + 1.50% (3)	Jul. 18, 2013	11,386	(8)	10,605	(8)
Gyroscoopweg 2E-2F (10)	3-month EURIBOR + 1.50% (3)	Oct. 18, 2013	9,980	(8)	9,332	(8)
1125 Energy Park Drive	7.62% (11)	Mar. 1, 2032	9,486		9,569
375 Riverside Parkway	3-month LIBOR + 1.85% (3)	Dec. 1, 2008	8,617		8,775
731 East Trade Street	8.22%	Jul. 1, 2020	5,753		5,883
1500 Space Park Drive	1-month LIBOR + 2.75%	Apr. 5, 2008	5,511		—

			894,087		802,720
Unsecured revolving credit facility	Various (12)	Aug. 31, 2010 (5)	266,726	(13)	145,452	(13)
Exchangeable senior debentures	4.13%	Aug. 15, 2026 (14)	172,500		172,500
3 Corporate Place construction loan	1-month LIBOR + 2.25%	Dec. 1, 2008	—	(15)	—

Total principal outstanding			1,333,313		1,120,672
Loan premium—1125 Energy Park Drive and 731 East Trade Street mortgages			1,795		1,966

Total indebtedness			$1,335,108		$1,122,638

(1)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties

(2)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.

(3)	We have entered into interest rate swap agreements as a cash flow hedge for interest generated by these LIBOR, EURIBOR and GBP LIBOR based loans. See note 11 for further information.

(4)	This is the weighted average interest rate as of September 30, 2007. The first note, in a principal amount of $78.7 million, bears interest at a rate of 1-month LIBOR + 1.375% per annum and the second note, in a principal amount of $19.6 million, bears interest at a rate of 1-month LIBOR + 5.5% per annum

(5)	Two one-year extensions are available, which we may exercise if certain conditions are met.

(6)	This loan is also secured by a $5.0 million letter of credit.

(7)	These loans are also secured by a €4.0 million letter of credit. These loans are cross-collateralized by the two properties.

(8)	Based on exchange rate of $1.43 to €1.00 as of September 30, 2007 and $1.32 to €1.00 as of December 31, 2006.

(9)	Based on exchange rate of $2.04 to £1.00 as of September 30, 2007 and $1.96 to £1.00 as of December 31, 2006.

(10)	This loan is also secured by a €1.3 million letter of credit.

(11)	If the loan is not repaid by March 1, 2012, the interest rate increases to the greater of 9.62% or the then treasury rate plus 2%.

(12)	The interest rate under our unsecured revolving credit facility equals either (i) LIBOR, EURIBOR and GBP LIBOR (ranging from 1- to 6-month maturities) plus a margin of between 1.10% and 2.00% or (ii) the greater of (x) the base rate announced by the lender any (y) the federal funds rate, plus a margin of between 0.375%-0.750%. In each case, the margin is based on our total leverage ratio. We incur a fee ranging from 0.125% to 0.20% for the unused portion of our unsecured revolving credit facility

(13)	Balances as of September 30, 2007 and December 31, 2006 are as follows (in thousands):

Denomination of Draw	Balance as of September 30, 2007	Weighted-average interest rate	Balance as of December 31, 2006	Weighted- average interest rate
US$	$179,500	6.70%	$111,000	6.85%
Euro	49,548	5.63%	34,452	5.04%
British Sterling	37,678	7.70%	—	—

Total	$266,726	6.64%	$145,452	6.42%

Balances are based on exchange rates noted above in (8) and (9).

(14)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of August 15, 2011, August 15,

(15)	We are able to draw up to $70.0 million based on the satisfaction of certain lender requirements.

On August 31, 2007, we modified our unsecured revolving credit facility (the credit facility), pursuant to which the total capacity of the facility has been expanded from $500.0 million to $650.0 million and now matures in August 2010. As of September 30, 2007, approximately $266.7 million was drawn under this facility, and $11.3 million of letters of credit were issued. As of September 30, 2007 U.S. dollar denominated borrowings under the credit facility bore interest at a rate of 6.32%, which is based on 1-month LIBOR plus a margin ranging from 1.10% to 2.00%, depending on our Operating Partnership’s total overall leverage. This margin was 1.20% as of September 30, 2007. As of September 30, 2007, Euro and British Pound Sterling borrowings under the credit facility bore interest at rates of 5.61% and 7.38%, respectively. The credit facility matures in August 2010, subject to two one-year extension options exerciseable by us and has a $325.0 million sub-facility for multicurrency advances in British Pound Sterling, Canadian Dollars, Euros, and Swiss Francs. The credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios as well as a pool of unencumbered assets. In addition, except to enable us to maintain our status as a REIT for federal income tax purposes, we are not permitted during any four consecutive fiscal quarters to make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined, for such period, subject to certain other adjustments. As of September 30, 2007, we were in compliance with all of the covenants.

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

During the three months ended September 30, 2007 and 2006, we capitalized interest of approximately $3.1 million and $0.9 million, respectively, and for the nine months ended September 30, 2007 and 2006, we capitalized interest of approximately $7.4 million and $2.7 million, respectively.

Exchangeable Senior Debentures due 2026

On August 15, 2006, the Operating Partnership issued $172.5 million of its 4.125% exchangeable senior debentures due August 15, 2026 (the Debentures). Costs incurred to issue the Debentures were approximately $6.2 million. These costs are being amortized over a period of five years, which represents the estimated term of the Debentures, and are included in deferred financing costs, net in the condensed consolidated balance sheet. The Debentures are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership.

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

In addition, the Debentures are exchangeable (i) prior to July 15, 2026, during any fiscal quarter after the fiscal quarter ended September 30, 2006, if the closing sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the exchange price in effect on the last trading day of the immediately preceding fiscal quarter, (ii) prior to July 15, 2026, during the five business day period after any five consecutive trading day period in which the average trading price per $1,000 principal amount of Debentures was equal to or less than 98% of the product of the closing sale price of the common stock during such period, multiplied by the applicable exchange rate, (iii) if we call the Debentures for redemption, or (iv) any time on or after July 15, 2026.

We have entered into a registration rights agreement whereby we agreed to register the shares of common stock which could be issued in the future upon exchange of the Debentures. We filed the shelf registration statement with the U.S. Securities and Exchange Commission in April 2007.

7. Income (Loss) per Share

The following is a summary of basic and diluted income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income from continuing operations	$5,151	$4,326	$18,799	$14,555
Preferred stock dividends	(5,359)	(3,445)	(13,971)	(10,335)

Income (loss) from continuing operations available to common stockholders	(208)	881	4,828	4,220
Income (loss) from discontinued operations	(16)	10,461	16,180	10,414

Net income (loss) available to common stockholders	$(224)	$11,342	$21,008	$14,634

Weighted average shares outstanding—basic	60,717,153	36,114,253	59,324,104	32,361,456
Potentially dilutive common shares:
Stock options	—	388,769	348,594	393,567
Class C Units (2005 OPP Grant)	—	943,871	910,993	929,058
Excess exchange value of exchangeable senior debentures	—	—	781,590	—

Weighted average shares outstanding—diluted	60,717,153	37,446,893	61,365,281	33,684,081

Income (loss) per share - basic:
Income (loss) per share from continuing operations available to common stockholders	$—	$0.02	$0.08	$0.13
Income per share from discontinued operations	—	0.29	$0.27	0.32

Net income (loss) per share available to common stockholders	$—	$0.31	$0.35	$0.45

Income (loss) per share - diluted:
Income (loss) per share from continuing operations available to common stockholders	$—	$0.02	$0.08	$0.13
Income per share from discontinued operations	—	0.28	0.26	0.30

Net income (loss) per share available to common stockholders	$—	$0.30	$0.34	$0.43

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average of common Operating Partnership units not owned by us	7,278,239	26,950,372	8,632,556	28,502,124
Potentially dilutive outstanding stock options	1,212,455	55,000	617,917	55,000
Potentially dilutive outstanding Class C Units (2005 OPP Grant)	915,519	—	—	—
Potentially dilutive outstanding Class C Units (2007 OPP Grant)	750,724	—	750,724	—
Potentially dilutive Series C Cumulative Convertible Preferred Stock	3,614,800	—	2,303,938	—
Excess exchange value of senior exchangeable debentures	681,317	—	—	—

	14,453,054	27,005,372	12,305,135	28,557,124

On or after July 15, 2026, the Debentures may be exchanged at the then applicable exchange rate for cash (up to the principal amount of the Debentures) and, with respect to any excess exchange value, into cash, shares of our common stock or a combination of cash and shares of our common stock at an initial exchange rate of 30.6828 shares per $1,000 principal amount of Debentures. The Debentures will also be exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events. During the period from January 1, 2007 through September 30, 2007, the weighted average common stock price exceeded the current strike price of $32.59 per share. Therefore, using the treasury method, 781,590 shares of common stock are contingently issuable upon settlement of the excess exchange value was included as potentially dilutive common shares in determining diluted earnings per share for the nine months ended September 30, 2007.

8. Income Taxes

We have elected to be taxed as a REIT and believe that we have complied with the REIT requirements of the Code as of September 30, 2007. As a REIT, we are generally not subject to corporate level federal income and excise taxes on taxable income to the extent it is currently distributed to our stockholders. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the nine months ended September 30, 2007.

As a REIT, we are subject to local and state taxes in certain states where we operate. We are also subject to foreign income taxes in countries that do not recognize REITs under their respective tax laws. Income taxes for these jurisdictions are accrued, as necessary, for the nine months ended September 30, 2007.

We have elected taxable REIT subsidiary (TRS) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs and hold assets that we cannot hold directly. We recognize federal and state income tax expenses for TRS entities, as necessary. There is no current tax provision for our TRS entities for the nine months ended September 30, 2007 due to taxable losses incurred.

Effective January 1, 2007, we adopted Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) – an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Based on our evaluation, adoption of FIN 48 did not have any impact on our consolidated financial statements as of September 30, 2007.

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

4.375% Series C Cumulative Convertible Preferred Stock

On April 10, 2007, we issued 7,000,000 shares of our 4.375% series C cumulative convertible preferred stock, or series C preferred stock. Dividends are cumulative on our series C preferred stock from the date of original issuance in the amount of $1.09375 per share each year, which is equivalent to 4.375% of the $25.00 liquidation preference per share. Dividends on our series C preferred stock are payable quarterly in arrears. Our series C preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, our series C preferred stock will rank senior to our common stock with respect to the payment of distributions and other amounts and rank on parity with our series A and series B preferred stock. We are not allowed to redeem our series C preferred stock, except in limited circumstances to preserve our status as a REIT. Holders of our series C preferred stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

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

(c) Shares and Units

A common unit of the Operating Partnership and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. The Operating Partnership common units are further discussed in note 3, including the redemption of the Operating Partnership common units for shares of our common stock during the nine months ended September 30, 2007 and the long term incentive units are discussed in note 10.

(d) Dividends and Distributions

In 2007, we have declared the following dividends and equivalent distributions on common units in our Operating Partnership:

Date dividend and distribution declared	Share class	Dividend and distribution amount per share	Period covered	Dividend and distribution payable date	Annual equivalent rate of dividend and distribution per share	Dividend and distribution amount (in thousands)
February 15, 2007	Series A Preferred Stock	$0.531250	January 1, 2007 to March 31, 2007	April 2, 2007 to shareholders of record on March 15, 2007.	$2.125	$2,199
February 15, 2007	Series B Preferred Stock	$0.492188	January 1, 2007 to March 31, 2007	April 2, 2007 to shareholders of record on March 15, 2007.	$1.969	$1,246
February 15, 2007	Common stock and operating partnership common units and long term incentive units.	$0.286250	January 1, 2007 to March 31, 2007	April 2, 2007 to shareholders of record on March 15, 2007.	$1.145	$19,442
May 2, 2007	Series A Preferred Stock	$0.531250	April 1, 2007 to June 30, 2007	July 2, 2007 to shareholders of record on June 15, 2007.	$2.125	$2,199
May 2, 2007	Series B Preferred Stock	$0.492188	April 1, 2007 to June 30, 2007	July 2, 2007 to shareholders of record on June 15, 2007.	$1.969	$1,246
May 2, 2007	Series C Preferred Stock	$0.246090	April 10, 2007 to June 30, 2007	July 2, 2007 to shareholders of record on June 15, 2007.	$1.094	$1,723
May 2, 2007	Common stock and operating partnership common units and long term incentive units.	$0.286250	April 1, 2007 to June 30, 2007	July 2, 2007 to shareholders of record on June 15, 2007.	$1.145	$19,458
August 1, 2007	Series A Preferred Stock	$0.531250	July 1, 2007 to September 30, 2007	October 1, 2007 to shareholders of record on September 17, 2007.	$2.125	$2,199
August 1, 2007	Series B Preferred Stock	$0.492188	July 1, 2007 to September 30, 2007	October 1, 2007 to shareholders of record on September 17, 2007.	$1.969	$1,246
August 1, 2007	Series C Preferred Stock	$0.273438	July 1, 2007 to September 30, 2007	October 1, 2007 to shareholders of record on September 17, 2007.	$1.094	$1,914
August 1, 2007	Common stock and operating partnership common units and long term incentive units.	$0.286250	July 1, 2007 to September 30, 2007	October 1, 2007 to shareholders of record on September 17, 2007.	$1.145	$19,465

10. Incentive Award Plan

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

As of September 30, 2007, 4,154,137 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Amended and Restated 2004 Incentive Award Plan. Each long-term incentive and Class C Unit issued under the Amended and Restated 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the Amended and Restated 2004 Incentive Award Plan and the individual award limit discussed above.

(a) Long-Term Incentive Units

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

In connection with the IPO, an aggregate of 1,490,561 of fully vested long-term incentive units were issued and compensation expense totaling $17.9 million was recorded at the completion of the IPO. Subsequent to the IPO, we have issued 201,965 long-term incentive units. The fair values are being expensed on a straight-line basis over the vesting period of the long-term incentive units, which is five years. The expense recorded for the three months ended September 30, 2007 and 2006 was approximately $243,000 and $138,000, respectively, and was approximately $582,000 and $401,000 for the nine months ended September 30, 2007 and 2006, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $4.1 million and $2.3 million as of September 30, 2007 and December 31, 2006, respectively. We expect to recognize this unearned compensation over the next 4.0 years on a weighted average basis.

(b) Class C Profits Interest Units

2005 Outperformance Plan Grant

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

2007 Outperformance Plan Grant

On May 2, 2007, we granted to each of our named executive officers and certain other officers and employees an award of Class C Units of the Operating Partnership under the First Amended and Restated 2004 Incentive Award Plan (2007 OPP Grant).

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

Common Provisions for the 2005 OPP Grant and 2007 OPP Grant

Except in the event of a change in control of our company, 60% of the Class C Units that satisfy the applicable market condition will vest at the end of the three year period subsequent to grant and an additional 1/60th of such Class C Units will vest on the date of each monthly anniversary thereafter, provided that the employee’s service has not terminated prior to the applicable vesting date. If the market condition and the other service conditions, as described above, are satisfied with respect to a Class C Unit, the Class C Unit will be treated in the same manner as the existing long-term incentive units issued by the Operating Partnership.

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

As of September 30, 2007 and December 31, 2006, approximately 1,203,000 Class C Units related to the 2005 OPP Grant had been awarded to our executive officers and other employees. The fair value of these awards of approximately $4.0 million will be recognized as compensation expense on a straight line basis over the expected service period of five years. The unearned compensation as of September 30, 2007 and December 31, 2006 was $2.4 million and $3.0 million, respectively. As of September 30, 2007 and December 31, 2006, none of the above awards had vested. We recognized compensation expense related to these Class C Units of $0.2 million in the three months ended September 30, 2007 and 2006 and $0.6 million in the nine months ended September 30, 2007 and 2006. If the market condition is not met, the unamortized amount will be recognized as an expense at that time.

As of September 30, 2007, approximately 751,000 Class C Units related to the 2007 OPP Grant had been awarded to our executive officers and other employees. The fair value of these awards of approximately $11.8 million will be recognized as compensation expense on a straight line basis over the expected service period of five years. The unearned compensation as of September 30, 2007 was $10.8 million. As of September 30, 2007, none of the above awards had vested. We recognized compensation expense related to these Class C Units of $0.5 million and $0.8 million in the three and nine months ended September 30, 2007, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $0.1 million and $0.2 million for the three and nine months ended September 30, 2007, respectively. If the market condition is not met, the unamortized amount will be recognized as an expense at that time.

(c) Stock Options

The fair value of each option granted under the 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the weighted-average assumptions listed below for grants in 2007 and 2006. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. The expense recorded for the three months ended September 30, 2007 and 2006 was approximately $295,000 and $71,000, respectively, and was approximately $687,000 and $221,000 for the nine months ended September 30, 2007 and 2006, respectively. Unearned compensation representing the unvested portion of the stock options totaled $5.4 million and $2.2 million as of September 30, 2007 and December 31, 2006, respectively. We expect to recognize this unearned compensation over the next 4.1 years on a weighted average basis.

The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options granted during the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Dividend yield	—	3.88%	2.76%	3.80%
Expected life of option	—	120 months	80 months	120 months
Risk-free interest rate	—	4.99%	4.65%	4.65%
Expected stock price volatility	—	29.41%	22.82%	25.72%
Weighted-average fair value of options granted during the period	—	$7.43	$9.70	$6.58

The following table summarizes the 2004 Incentive Award Plan’s stock option activity for the nine months ended September 30, 2007:

	Nine months ended September 30, 2007
	Shares	Weighted average exercise price
Options outstanding, beginning of period	770,596	$18.05
Granted	481,500	41.51
Exercised	(27,640)	19.03
Cancelled	(12,001)	29.59

Options outstanding, end o f period	1,212,455	$27.23

Exercisable, end of period	154,466	$19.26

We issued new common shares for the common stock options exercised during the nine months ended September 30, 2007. The intrinsic value of options exercised in the nine months ended September 30, 2007 was approximately $0.5 million.

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2007:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate Intrinsic Value	Number exercisable	Weighted average remaining contractual life	Weighted average exercise price	Aggregate Intrinsic Value
$12.00-13.02	430,304	7.09	$12.07	$11,756,319	74,959	7.09	$12.07	$2,047,900
$13.47-14.50	40,000	7.34	14.21	1,007,188	15,000	7.35	$14.24	377,213
$20.37-28.09	128,151	8.21	22.72	2,135,871	27,310	8.20	$22.79	453,441
$33.18-41.73	614,000	9.47	39.65	(157,260)	37,197	9.09	33.18	230,993

	1,212,455	8.42	$27.23	$14,742,118	154,466	7.79	$19.26	$3,109,547

11. Derivative Instruments

(a) Interest rate swap agreements

As of September 30, 2007, we were a party to interest rate swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. The fair value of these derivatives was $3.5 million and $3.3 million at September 30, 2007 and December 31, 2006, respectively.

As of September 30, 2007, we estimate that approximately $1.5 million of accumulated other comprehensive income will be reclassified to earnings through a reduction to interest expense during the twelve months ending September 30, 2008, when the hedged forecasted transactions impact earnings.

The table below summarizes the terms of these interest rate swaps and their fair values as of September 30, 2007 (in thousands):

Current Notional Amount		Strike Rate	Effective Date	Expiration Date	Fair Value
$98,222		4.025	May 26, 2005	Jun. 15, 2008	$519
8,617		5.020	Dec. 1, 2006	Dec. 1, 2008	(31)
27,006	(1)	4.944	Jul. 10, 2006	Apr. 10, 2011	534
15,672	(2)	3.981	May 17, 2006	Jul. 18, 2013	340
11,337	(2)	4.070	Jun. 23, 2006	Jul. 18, 2013	196
9,976	(2)	3.989	Jul. 27, 2006	Oct. 18, 2013	223
46,422	(2)	3.776	Dec. 5, 2006	Jan. 18, 2012	1,091
39,912	(2)	4.000	Dec. 20, 2006	Jan. 18, 2012	597

$257,164					$3,469

(1)	Translation to U.S. dollars is based on exchange rate of $2.04 to £1.00 as of September 30, 2007.

(2)	Translation to U.S. dollars is based on exchange rate of $1.43 to €1.00 as of September 30, 2007.

(b)	Foreign currency contract

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

12. Related Party Transactions

We paid CB Richard Ellis, an affiliate of GI Partners, building management fees and leasing commissions. Fees incurred were $0.3 million and $0.4 million for the three months ended September 30, 2007 and 2006, respectively and $1.1 million and $1.9 million for the nine months ended September 30, 2007 and 2006, respectively.

In April 2005, we entered into two agreements with Linc Facility Services, LLC, or LFS, primarily for personnel providing operations and maintenance repairs of the mechanical, electrical, plumbing and general building service systems of five of our properties. LFS belongs to The Linc Group, which GI Partners has owned since late 2003. Our consolidated statement of operations includes amounts related to these fees of $0.1 million and $0.3 million for the three months ended September 30, 2007 and 2006, respectively and $0.6 million and $1.0 million for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, all of the contracts have expired and have not been renewed.

In December 2006, we entered into ten leases with tel(x), pursuant to which tel(x) provides enhanced meet-me-room services to our customers. tel(x) was acquired by GI Partners Fund II, LLP in November 2006. Richard Magnuson, our Chairman, is also the chief executive officer of the advisor to GI Partners Fund II, LLP. Our consolidated statements of operations include rental revenues of approximately $3.5 million and $10.1 million from tel(x) for the three and nine months ended September 30, 2007. In connection with the lease agreements, we entered into an operating agreement with tel(x), effective as of December 1, 2006, with respect to joint sales and marketing efforts, designation of representatives to manage the national relationship between us and tel(x) and future meet-me-room facilities. Under the operating agreement, tel(x) has a sixty-day option to enter into a meet-me-room lease for certain future meet-me-room buildings acquired by us or any buildings currently owned by us that are converted into a meet-me-room building.

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

13. Commitments and Contingencies

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building for a 10-year period, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments to be approximately $1.1 million and this value has been capitalized. Accounts payable and other liabilities include $1.4 million and $1.3 million for this liability as of September 30, 2007 and December 31, 2006, respectively. During the nine months ended September 30, 2007, we paid approximately $0.1 million to the seller.

We have agreed with the seller of the 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 263,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013. We have recorded no liability for this contingent liability on our balance sheet at September 30, 2007.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of September 30, 2007, we had commitments under leases in effect for approximately $24.1 million of redevelopment, tenant improvement costs and leasing commissions all of which we expect to incur in the near future.

14. Tenant Leases

Revenues recognized from Savvis Communications comprised approximately 10.2% and 12.8% of total operating revenues, for the three months ended September 30, 2007 and 2006, respectively and 11.6% and 13.0% of total operating revenues, for the nine months ended September 30, 2007 and 2006, respectively. Revenues recognized from Qwest Communications International, Inc. comprised approximately 7.7% and 10.5% of total operating revenues, for the three months ended September 30, 2007 and 2006, respectively and 8.1% and 11.7% of total operating revenues, for the nine months ended September 30, 2007 and 2006, respectively. Other than noted here, for the three and nine months ended September 30, 2007 and 2006 no single tenant comprised more than 10% of total operating revenues.

15. Subsequent Events

On October 22, 2007, we completed an offering of 4,025,000 shares of common stock for total net proceeds, after underwriting discounts and estimated expenses, of $150.5 million, including the proceeds from the exercise of the underwriters’ over-allotment option. We used the net proceeds from the offering to temporarily repay borrowings under our credit facility.

On November 1, 2007, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit.

Share Class	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Common stock and common unit
Dividend and distribution amount	$0.531250	$0.492188	$0.273438	$0.310000
Dividend and distribution payable date	December 31, 2007	December 31, 2007	December 31, 2007	January 14, 2008
Dividend payable to shareholders of record on	December 17, 2007	December 17, 2007	December 17, 2007	December 31, 2007
Annual equivalent rate of dividend and distribution	$2.125	$1.969	$1.094	$1.240

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: adverse economic or real estate developments in our markets or technology related real estate; general and local economic conditions; defaults on or non-renewal of leases by tenants; increased interest rates and operating costs; our inability to manage growth effectively; our failure to obtain necessary outside financing; decreased rental rates or increased vacancy rates; difficulties in identifying properties to acquire and completing acquisitions; our failure to successfully operate acquired properties and operations; our failure to successfully develop our existing space held for redevelopment and new properties acquired for that purpose; our failure to maintain our status as a REIT; possible adverse changes to tax laws; environmental uncertainties and risks related to natural disasters; financial market fluctuations; changes in foreign currency exchange rates; changes in real estate and zoning laws; competition and increases in real property tax rates.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2006 and our quarterly report on Form 10-Q for the quarter ended June 30, 2007, and we discuss additional material risks in this quarterly report on Form 10-Q. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

Our Company. We completed our initial public offering of common stock (IPO) on November 3, 2004. We believe that we have operated in a manner that has enabled us to qualify, and have elected to be treated, as a Real Estate Investment Trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Code). Our company was formed on March 9, 2004. During the period from our formation until we commenced operations in connection with the completion of our IPO we did not have any corporate activity other than the issuance of shares of common stock in connection with the initial capitalization of the company. Any reference to “our”, “we” and “us” in this filing includes our company and our predecessor. Our predecessor is comprised of the real estate activities and holdings of Global Innovation Partners LLC (GI Partners) which GI Partners contributed to us in connection with our IPO.

Business and strategy. Our primary business objectives are to maximize sustainable long-term growth in earnings, funds from operations and cash flow per share and to maximize returns to our stockholders. We expect to achieve our objectives by focusing on our core business of investing in and redeveloping technology-related real estate. We target high quality, strategically located properties containing applications and operations critical to the day-to-day operations of corporate enterprise datacenter and technology industry tenants and properties that may be redeveloped for such use. Most of our properties contain fully redundant electrical supply systems, multiple power feeds, above-standard precision cooling systems, raised floor areas, extensive in-building communications cabling and high-level security systems. We focus solely on technology-related real estate because we believe that the growth in corporate datacenter adoption and the technology-related real estate industry generally will be superior to that of the overall economy.

As of September 30, 2007, we own an aggregate of 67 technology-related real estate properties, excluding one property held as an investment in an unconsolidated joint venture, with 12.0 million rentable square feet including approximately 1.7 million square feet of space held for redevelopment. At September 30, 2007, approximately 298,000 square feet of our space held for redevelopment was under construction for Turn-Key Datacenter™, build-to-suit datacenter and Powered Base Building™ space in nine U.S. and European markets. We have developed detailed, standardized procedures for evaluating acquisitions to ensure that they meet our financial, technical and other criteria. We expect to continue to acquire additional assets as a key part of our growth strategy. We intend to aggressively manage and lease our assets to increase their cash flow. We will continue to build out our redevelopment portfolio when justified by anticipated returns

We may acquire properties subject to existing mortgage financing and other indebtedness or new indebtedness may be incurred in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any dividends with respect to our common stock and our preferred stock. We currently intend to limit our indebtedness to 60% of our total market capitalization and, based on the closing price of our common stock on September 30, 2007 of $39.39, our ratio of debt to total market capitalization was approximately 31% as of September 30, 2007. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us (with the per unit value equal to the market value of one share of our common stock and excluding long-term incentive units and Class C units), plus the book value of our total consolidated indebtedness.

Revenue Base. Our properties are mainly located throughout the U.S., with eight properties located in Europe and one property in Canada. We acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties Acquired (1)	Net Rentable Square Feet Acquired (2)	Square Feet of Space Held for Redevelopment as of September 30, 2007 (3)
2002	5	1,125,292	19,890
2003	6	878,861	179,499
2004	10	2,653,613	32,856
2005	20	3,050,673	459,624
2006	16	1,797,540	548,558
Nine months ended September 30, 2007	10	805,878	467,632

Properties owned as of September 30, 2007	67	10,311,857	1,708,059

(1)	Excludes properties sold in 2007 and 2006: 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006.

(2)	Excludes space held for redevelopment.

(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space. The amounts included in this table represent redevelopment space as of September 30, 2007 in the properties acquired during the relevant period.

As of September 30, 2007, the properties in our portfolio were approximately 95.1% leased excluding 1.7 million square feet held for redevelopment. Due to the capital intensive and long term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of September 30, 2007, our original average lease term was approximately 13 years, with an average of seven years remaining. Leasing since the completion of our initial public offering in November 2004 has typically been at lease terms shorter than 12 years. Our lease expirations through December 31, 2009 are 9.6% of net rentable square feet excluding space held for redevelopment as of September 30, 2007. Operating revenues from properties outside the United States were $9.0 million and $3.2 million for the three months ended September 30, 2007 and 2006, respectively and $24.1 million and $8.7 million for the nine months ended September 30, 2007 and 2006, respectively.

Operating expense. Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site operating and maintenance costs, as well as rental expenses on our ground and building leases. In addition, as a public company, we incur significant legal, accounting and other expenses related to corporate governance, U.S. Securities and Exchange Commission reporting and compliance with the various provisions of Sarbanes-Oxley Act of 2002. In addition, we engage third-party property managers to manage most of our properties. As of September 30, 2007, 35 of our properties were managed by CB Richard Ellis, an affiliate of GI Partners.

Equity and Minority Interest Transactions. During the three months ended March 31, 2007, GI Partners distributed their remaining 6.5 million Operating Partnership common units to their investors, of which approximately 6.2 million Operating Partnership common units were redeemed in exchange for an equal number of shares of our common stock. These redemptions were recorded as a reduction to minority interest and an increase to common stock and additional paid-in capital based on the book value per unit in the accompanying condensed consolidated balance sheet. We did not receive any cash proceeds upon redemption of these Operating Partnership common units. As of September 30, 2007, GI Partners no longer had an ownership interest in the Operating Partnership.

On October 22, 2007, we completed an offering of 4,025,000 shares of common stock for total net proceeds, after underwriting discounts and estimated expenses, of approximately $150.5 million, including the proceeds from the exercise of the underwriters’ over-allotment option. We used the net proceeds from the offering to temporarily repay borrowings under our unsecured revolving credit facility.

Factors Which May Influence Future Results of Operations

Rental income. The amount of rental income generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 1.7 million square feet held for redevelopment, as of September 30, 2007, the occupancy rate in the properties in our portfolio was approximately 95.1% of our net rentable square feet.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 10.3 million square feet of net rentable square feet, excluding redevelopment space, at September 30, 2007 is approximately 100,000 net rentable square feet of space with extensive datacenter improvements that is currently, or will shortly be, available for lease. Since our IPO, we have leased approximately 1,083,000 square feet of similar space. These Turn-Key Datacenters™ are effective solutions for tenants who lack the expertise or capital budget to provide their own extensive datacenter infrastructure and security. As experts in datacenter construction and operations we are able to lease space to these tenants at a significant premium over other uses. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

In addition, as of September 30, 2007, we had approximately 1.7 million square feet of redevelopment space, or approximately 14% of the total space in our portfolio, including five vacant properties comprising approximately 427,000 square feet. Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use, and in addition, we may require additional time or encounter delays in securing tenants for redevelopment space. We intend to purchase additional vacant properties and properties with vacant redevelopment space in the future.

Future economic downturns or regional downturns affecting our submarkets or downturns in the technology-related real estate industry that impair our ability to lease or renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. As of September 30, 2007, we had no material tenants in bankruptcy.

Scheduled lease expirations. Our ability to re-lease expiring space will impact our results of operations. In addition to approximately 0.5 million square feet of available space in our portfolio, which excludes approximately 1.7 million square feet available for redevelopment as of September 30, 2007, leases representing approximately 0.5% and 4.0% of the square footage of our portfolio, excluding redevelopment space, are scheduled to expire during the periods ending December 31, 2007 and 2008, respectively.

Market concentration. We depend on the market for technology based real estate in regions and significant changes in these regional markets can impact our future results. As of September 30, 2007 our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of 09/30/07 total gross annualized rent (1)
Silicon Valley	15.1%
Chicago	12.5%
New York	10.6%
Dallas	10.1%
Phoenix	8.4%
San Francisco	6.7%
Los Angeles	6.3%
Northern Virginia	4.3%
Other	26.0%

100.0%

(1)	Gross annualized rent is monthly contractual rent under existing leases as of September 30, 2007 multiplied by 12.

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

Interest Rates. As of September 30, 2007, we had approximately $529.6 million of variable rate debt, of which approximately $257.4 million was mortgage debt subject to interest rate swap agreements, and $266.7 million was outstanding on our unsecured revolving credit facility. Since 2002, with the exception of recent rate cuts, the United States Federal Reserve has been increasing short term interest rates, which has had a significant upward impact on shorter-term interest rates, including the interest rates that our variable rate debt is based upon. Furthermore, difficulties with “sub-prime” residential housing credit have impacted corporate debt. Liquidity traditionally provided by collateralized debt obligations has significantly decreased. The affects on commercial real estate mortgages include: 1) higher loan spreads, 2) tightened loan covenants and 3) reduced loan to value ratios and resulting borrower proceeds. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition, results of operations, and reduce our access to capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which would further increase our interest expense.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the three and nine months ended September 30, 2007 and 2006. A summary of our operating results from continuing operations for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Statement of Operations Data:
Total operating revenues	$104,794	$70,673	$289,344	$190,031
Total operating expenses	(83,369)	(52,222)	(223,413)	(136,407)

Operating income	21,425	18,451	65,931	53,624
Other expenses, net	(16,299)	(13,468)	(46,351)	(35,161)

Income from continuing operations before minority interests	$5,126	$4,983	$19,580	$18,463

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of such growth, a period-to-period comparison of our financial performance focuses primarily on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (same store properties are properties that were owned and operated for the entire current year and the entire immediate preceding year). The following table identifies each of the properties in our portfolio as of September 30, 2007:

Acquired Properties		Acquisition Date	Redevelopment Space as of September 30, 2007 (1)	Net Rentable Square Feet Excluding Redevelopment Space	Square Feet including Redevelopment Space	Occupancy Rate as of September 30, 2007 (2)
As of December 31, 2004 (21 properties)			232,245	4,657,766	4,890,011	96.3%
Year Ended December 31, 2005
833 Chestnut Street		Mar-05	85,976	568,782	654,758	79.4
1125 Energy Park Drive		Mar-05	—	112,827	112,827	100.0
350 East Cermak Road		May-05	158,902	974,837	1,133,739	97.4
8534 Concord Center Drive		Jun-05	—	85,660	85,660	100.0
2401 Walsh Street		Jun-05	—	167,932	167,932	100.0
200 North Nash Street		Jun-05	—	113,606	113,606	100.0
2403 Walsh Street		Jun-05	—	103,940	103,940	100.0
4700 Old Ironsides Drive		Jun-05	—	90,139	90,139	100.0
4650 Old Ironsides Drive		Jun-05	—	84,383	84,383	100.0
731 East Trade Street		Aug-05	—	40,879	40,879	100.0
113 North Myers		Aug-05	9,132	20,086	29,218	100.0
125 North Myers		Aug-05	—	25,402	25,402	51.3
Paul van Vlissingenstraat 16		Aug-05	35,000	77,472	112,472	58.8
600-780 S. Federal		Sep-05	—	161,547	161,547	81.5
115 Second Avenue		Oct-05	—	66,730	66,730	42.1
Chemin de l’Epinglier 2		Nov-05	—	59,190	59,190	100.0
251 Exchange Place		Nov-05	—	70,982	70,982	100.0
7500 Metro Center Drive		Dec-05	74,962	—	74,962	—
7620 Metro Center Drive		Dec-05	—	45,000	45,000	100.0
3 Corporate Place		Dec-05	95,652	181,279	276,931	100.0

Subtotal			459,624	3,050,673	3,510,297	91.6
Year Ended December 31, 2006
4025 Midway Road		Jan-06	27,599	72,991	100,590	54.9
Clonshaugh Industrial Estate		Feb-06	—	20,000	20,000	100.0
Clonshaugh Industrial Estate (Land)		Feb-06	124,500	—	124,500	—
6800 Millcreek Drive		Apr-06	—	83,758	83,758	100.0
101 Aquila Way		Apr-06	—	313,581	313,581	100.0
12001 North Freeway		Apr-06	20,222	280,483	300,705	98.5
14901 FAA Boulevard		Jun-06	—	263,700	263,700	100.0
120 E. Van Buren Street		Jul-06	70,368	217,146	287,514	97.2
Gyroscoopweg 2E-2F		Jul-06	—	55,585	55,585	100.0
600 Winter Street		Sep-06	—	30,400	30,400	100.0
2300 NW 89th Place		Sep-06	—	64,174	64,174	100.0
1807 Michael Faraday Court		Oct-06	—	19,237	19,237	100.0
8100 Boone Boulevard		Oct-06	—	17,015	17,015	100.0
111 Eighth Avenue	(3)	Oct-06	—	116,843	116,843	100.0
2055 East Technology Circle		Oct-06	76,350	—	76,350	—
114 Rue Ambroise Croizat		Dec-06	229,519	122,627	352,146	91.6
Unit 9, Blanchardstown Corporate Park		Dec-06	—	120,000	120,000	85.9

Subtotal			548,558	1,797,540	2,346,098	96.1
Nine Months Ended September 30, 2007
21110 Ridgetop Circle		Jan-07	—	135,513	135,513	100.0
3011 LaFayette Street		Jan-07	90,780	—	90,780	—
44470 Chilum Place		Feb-07	—	95,440	95,440	100.0
43791 Devon Shafron Drive	(4)	Mar-07	135,000	—	135,000	—
43831 Devon Shafron Drive	(4)	Mar-07	—	117,071	117,071	100.0
43881 Devon Shafron Drive	(4)	Mar-07	130,000	50,000	180,000	100.0
Mundells Roundabout	(5)	Apr-07	—	—	—	—
210 N Tucker Boulevard		Aug-07	62,000	139,588	201,588	95.0
900 Walnut Street		Aug-07	—	112,266	112,266	98.6
1 Savvis Parkway		Aug-07	—	156,000	156,000	100.0
1500 Space Park Drive	(6)	Sep-07	49,852	—	49,852	—

Subtotal			467,632	805,878	1,273,510	98.9

Total			1,708,059	10,311,857	12,019,916	95.1%

(1)	Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space.

(2)	Occupancy rates exclude redevelopment space.

(3)	Includes additional leasehold interest acquired in March 2007, which is comprised of 60,552 square feet.

(4)	The three buildings at Devon Shafron Drive are considered one property for our property count.

(5)	Land parcel held for development.

(6)	We acquired a 50% controlling interest in a joint venture that owns the building.

Comparison of the Three Months Ended September 30, 2007 to the Three Months Ended September 30, 2006 and the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006

Portfolio

As of September 30, 2007, our portfolio consisted of 67 properties, excluding one property held as an investment in an unconsolidated joint venture, with an aggregate of 12.0 million rentable square feet including 1.7 million square feet held for redevelopment compared to a portfolio consisting of 51 properties (excluding three properties which we sold in 2006 and 2007 and are presented as discontinued operations in the accompanying consolidated statements of operations), with an aggregate of 9.9 million rentable square feet including 1.2 million square feet held for redevelopment as of September 30, 2006. The increase in our portfolio reflects the acquisition of 15 properties in the twelve months ended September 30, 2007.

Operating revenues

Operating revenues during the three and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Rental	$82,536	$57,394	$25,142	$234,529	$153,044	$81,485
Tenant reimbursements	22,104	13,279	8,825	54,414	36,819	17,595
Other	154	—	154	401	168	233

Total operating revenues	$104,794	$70,673	$34,121	$289,344	$190,031	$99,313

As shown by the same store and new properties table shown below, the increases in rental revenues and tenant reimbursement revenues in the periods ended September 30, 2007 compared to the same periods in 2006 were primarily due to our acquisitions of properties. We acquired 15 properties during the twelve months ended September 30, 2007.

The following tables show operating revenues for new properties (properties that were not owned for each of the full nine months ended September 30, 2007 and 2006) and same store properties (all other properties) (in thousands):

	Same Store Three Months Ended September 30,			New Properties Three Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Rental	$57,033	$48,827	$8,206	$25,503	$8,567	$16,936
Tenant reimbursements	18,202	12,790	5,412	3,902	489	3,413
Other	154	—	154	—	—	—

Total operating revenues	$75,389	$61,617	$13,772	$29,405	$9,056	$20,349

	Same Store Nine Months Ended September 30,			New Properties Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Rental	$164,077	$141,474	$22,603	$70,452	$11,570	$58,882
Tenant reimbursements	46,013	35,924	10,089	8,401	895	7,506
Other	401	168	233	—	—	—

Total operating revenues	$210,491	$177,566	$32,925	$78,853	$12,465	$66,388

Same store rental revenues increased in both the three and nine months ended September 30, 2007 compared to the same period in 2006 primarily as a result of new leases at our properties during the twelve months ended September 30, 2007, the largest of which were for space in 3 Corporate Place, 350 East Cermak Road, 200 Paul Avenue 1-4, 2323 Bryan Street and 300 Boulevard East. Rental revenue included amounts earned from leases with tel(x), a related party, of approximately $3.5 million and $0 for the three months ended September 30, 2007 and 2006, respectively and $10.1 million and $0 for the nine months ended September 30, 2007 and 2006, respectively, this is partially offset by amounts earned in the 2006 periods related to the existing in-place leases that were assigned to tel(x). Same store tenant reimbursement revenues increased in both the three and nine months ended September 30, 2007 compared to the same period in 2006 primarily as a result of higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 300 Boulevard East, 200 Paul Avenue 1-4, 1100 Space Park Drive and 3 Corporate Place.

New property increases were caused by properties acquired during the period from January 1, 2006 to September 30, 2007. For the three and nine months ended September 30, 2007, 111 Eighth Avenue, 120 East Van Buren, Unit 9, Blanchardstown Corporate Park and 114 Rue Ambroise Croizat contributed $13.4 million, or approximately 66% and $42.0, or approximately 63% of the total new properties increase in revenues compared to the same periods in 2006, respectively.

Operating Expenses and Interest Expense

Operating expenses and interest expense during the three and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Rental property operating and maintenance	$30,539	$14,972	$15,567	$75,643	$39,491	$36,152
Property taxes	7,859	6,956	903	22,741	20,378	2,363
Insurance	1,356	934	422	4,201	2,856	1,345
Depreciation and amortization	35,345	23,767	11,578	96,576	58,838	37,738
General and administrative	7,775	4,986	2,789	23,441	13,906	9,535
Other	495	607	(112)	811	938	(127)

Total operating expenses	$83,369	$52,222	$31,147	$223,413	$136,407	$87,006

Interest expense	$16,683	$13,792	$2,891	$48,541	$35,493	$13,048

As shown in the same store expense and new properties table below, total expenses in both the three and nine months ended September 30, 2007 increased compared to the same period in 2006 primarily as a result of acquisition of properties.

The following table shows expenses for new properties (properties that were not owned for each of the full nine months ended September 30, 2007 and 2006) and same store properties (all other properties) (in thousands):

	Same Store Three Months Ended September 30,			New Properties Three Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Rental property operating and maintenance	$20,229	$13,388	$6,841	$10,310	$1,584	$8,726
Property taxes	6,869	6,646	223	990	310	680
Insurance	1,253	888	365	103	46	57
Depreciation and amortization	21,725	18,799	2,926	13,620	4,968	8,652
General and administrative (1)	7,775	4,986	2,789	—	—	—
Other	450	528	(78)	45	79	(34)

Total operating expenses	$58,301	$45,235	$13,066	$25,068	$6,987	$18,081

Interest expense	$12,426	$8,865	$3,561	$4,257	$4,927	$(670)

	Same Store Nine Months Ended September 30,			New Properties Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Rental property operating and maintenance	$49,335	$36,960	$12,375	$26,308	$2,531	$23,777
Property taxes	20,144	19,731	413	2,597	647	1,950
Insurance	3,828	2,760	1,068	373	96	277
Depreciation and amortization	60,217	52,507	7,710	36,359	6,331	30,028
General and administrative (1)	23,441	13,906	9,535	—	—	—
Other	708	799	(91)	103	139	(36)

Total operating expenses	$157,673	$126,663	$31,010	$65,740	$9,744	$55,996

Interest expense	$36,106	$25,209	$10,897	$12,435	$10,284	$2,151

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.

Same store rental property operating and maintenance expenses increased in the three and nine months ended September 30, 2007 compared to the same periods in 2006 primarily as a result of higher utility rates in several of our properties, including 200 Paul Avenue 1-4, 1100 Space Park Drive and 350 East Cermak Road, leading to higher utility expense in 2007. Rental property operating and maintenance expenses included amounts paid to related parties, CB Richard Ellis and The Linc Group, for property management and other fees of $0.3 million and $0.6 million in the three months ended September 30, 2007 and 2006, respectively and $1.5 million and $2.0 million in the nine months ended September 30, 2007 and 2006, respectively. CB Richard Ellis and The Linc Group are related parties of GI Partners. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $1.2 million and $0.6 million in the three months ended September 30, 2007 and 2006, respectively and $3.2 million and $1.7 million in the nine months ended September 30, 2007 and 2006, respectively.

Same store insurance expense increased in the three and nine months ended September 30, 2007 compared to the same periods in 2006, primarily because of increased insurance rates throughout the portfolio.

Same store depreciation and amortization expense increased in the three and nine months ended September 30, 2007 compared to the same periods in 2006, principally because of depreciation related to improvements made during the twelve months ended September 30, 2007.

General and administrative expenses in the three and nine months ended September 30, 2007 increased compared to the same periods in 2006 primarily due to higher professional fees, marketing expenses and the increase in employees to support the growth of the Company.

Same store interest expense increased for the three and nine months ended September 30, 2007 as compared to the same period in 2006 primarily as a result of higher average outstanding debt balances during 2007 compared to 2006 related to refinancings on 600 West Seventh Street, 1100 Space Park Drive, 2045 & 20055 LaFayette Street and 150 South First Street partially offset by lower average outstanding balances during 2007 compared to 2006 for 47700 Kato Road and 1055 Page Avenue. Interest incurred on our unsecured line of credit and senior exchangeable debentures is unallocated to individual properties and is classified entirely to new properties in the table above. Interest capitalized during the three months ended September 30, 2007 and 2006 was $3.1 million and $0.9 million, respectively and during the nine months ended September 30, 2007 and 2006 was $7.4 million and $2.7 million, respectively.

New property increases were caused by properties acquired during the period from January 1, 2006 to September 30, 2007. For the three months ended September 30, 2007, 111 Eighth Avenue, 120 East Van Buren, Unit 9, Blanchardstown Corporate Park and 114 Rue Ambroise Croizat contributed $13.3 million, or approximately 76% of the total new properties increase in total expenses compared to the same period in 2006. For the nine months ended September 30, 2007, 111 Eighth Avenue, 120 East Van Buren, Unit 9, Blanchardstown Corporate Park and 114 Rue Ambroise Croizat contributed $41.3 million, or approximately 71% of the total new properties increase in total expenses compared to the same period in 2006.

Equity in earnings (loss) of unconsolidated joint venture

The equity in earnings of unconsolidated joint venture relates to a 49% investment in a joint venture that owns a datacenter property in Seattle, Washington. The investment was made in November 2006. The loss for the three months ended September 30, 2007 was attributable to our portion of the write-off of net costs related to the refinance of the previously outstanding mortgage loan on the property, which amounted to approximately $0.6 million.

Minority Interests

Minority interests have decreased for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 primarily as a result of the weighted average minority ownership percentage decreasing from approximately 43% for the three months ended September 30, 2006 to approximately 11% for the three months ended September 30, 2007 and decreasing from approximately 47% for the nine months ended September 30, 2006 to approximately 13% for the nine months ended September 30, 2007. The decrease in both periods in 2007 as compared to 2006, was a result of GI Partners redeeming all of their Operating Partnership common units during the period from April 1, 2006 through March 31, 2007.

Discontinued Operations

In 2007 and 2006, we completed the sales of 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006) and recognized gains upon closing. The results of operations and gain on sales of 100 Technology Center Drive (gain of $11.8 million), 4055 Valley View Lane (gain of $6.2 million) and 7979 East Tufts Avenue (gain of $18.1 million) are reported as discontinued operations for all periods presented.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

As of September 30, 2007, we had $49.2 million of cash and cash equivalents, excluding $38.7 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance and anticipated or contractually obligated capital expenditures and tenant improvements.

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

On April 4, 2007, we issued 7.0 million shares of 4.375% Series C Cumulative Convertible Preferred Stock for net proceeds of $169.0 million after offering costs. We used all the net proceeds from this issuance to temporarily repay borrowings under our credit facility.

On August 31, 2007, we modified our unsecured credit facility pursuant to which the capacity of the facility has been expanded from $500.0 million to $650.0 million and now matures in August 2010. As of September 30, 2007, approximately $266.7 million was drawn under this facility, and $11.3 million of letters of credit were issued, leaving $372.0 million available for use. As of September 30, 2007, U.S. dollar denominated borrowings under the credit facility bear interest at a rate of 6.32%, which is based on 1-month LIBOR plus a margin ranging from 1.10% to 2.00%, depending on our Operating Partnership’s overall leverage and this margin was 1.20% as of September 30, 2007. As of September 30, 2007, Euro and British Pound Sterling borrowings under the credit facility bear interest at rates of 5.61% and 7.38%, respectively. The credit facility matures in August 2010, subject to two one-year extension options exerciseable by us and has a $325.0 million sub-facility for multicurrency advances in British Pound Sterling, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the unsecured revolving credit facility to, among other things, finance the acquisition of additional properties, to fund tenant improvements, development and redevelopment activities and recurring capital expenditures, and to provide for working capital and other corporate purposes.

On October 22, 2007, we completed an offering of approximately 4.0 million shares of common stock for total net proceeds, after underwriting discounts and estimated expenses, of $150.5 million, including the proceeds from the exercise of the underwriters’ over-allotment option. We used the net proceeds from the offering to temporarily repay borrowings under our unsecured revolving credit facility.

Properties acquired in 2007

During the nine months ended September 30, 2007 we acquired the following properties:

Property	Metropolitan Area	Date Acquired	Purchase Price (in millions)
21110 Ridgetop Circle	Northern Virginia	January 5, 2007	$17.2
3011 LaFayette Street	Silicon Valley	January 22, 2007	13.7
44470 Chilum Place	Northern Virginia	February 27, 2007	43.1
111 8th Avenue (1)	New York City	March 15, 2007	24.4
Devon Shafron Drive (2)	Northern Virginia	March 23, 2007	63.0
Mundells Roundabout (3)	London	April 11, 2007	31.4
900 Walnut Street (4)(5)	St. Louis	August 10, 2007	34.5
210 Tucker Boulevard (4)(5)	St. Louis	August 10, 2007	20.8
1 Savvis Parkway (5)	St. Louis	August 22, 2007	27.7
1500 Space Park Drive (6)	Silicon Valley	September 5, 2007	3.7

			$279.5

(1)	Acquisition of an approximately 33,700 square foot leasehold interest.

(2)	The purchase consists of three buildings: 43791 Devon Shafron Drive, 43831 Devon Shafron Drive and 43881 Devon Shafron Drive.

(3)	A land parcel to be developed. Purchase price excludes refundable value added tax of approximately $5.2 million.

(4)	Purchase price includes an earn-out payment made at closing: $0.5 million for 900 Walnut Street and $1.8 million for 210 N. Tucker Boulevard. In addition, a 3-month earn-out feature (expiring in November 2007) for new leases could allow the seller to earn an additional $0.7 million.

(5)	Legal title currently held by a 1031 exchange accommodation titleholder, a single asset variable interest entity that we have consolidated under FIN 46R.

(6)	Represents the amount we paid to acquire a 50% interest in a joint venture that owns this above building. Since we control the joint venture, we have consolidated the joint venture in the accompanying consolidated financial statements. Upon consolidation, we included total assets of $13.1 million, a third party loan of $5.5 million, other liabilities of $1.0 million and minority interest of $2.9 million.

We financed the purchase of these properties primarily with borrowings under our unsecured revolving credit facility.

Future uses of cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of September 30, 2007, we had commitments under leases in effect for $24.1 million of redevelopment, tenant improvement costs and leasing commissions all of which we expect to incur in the near future.

As of September 30, 2007, we have identified from our existing properties approximately 1.7 million square feet of redevelopment space and we also owned approximately 100,000 net rentable square feet of datacenter space with extensive installed tenant improvements that we may subdivide for Turn-Key Datacenter™ use during the next two years rather than lease such space to large single tenants. Turn-Key Datacenter™ space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Datacenter™ space, we may incur significant tenant improvement costs to build out and redevelop these spaces. At September 30, 2007, approximately 298,000 square feet of our space held for redevelopment was under construction for Turn-Key Datacenter™, build-to-suit datacenter and Powered Base Building™ space in nine U.S. and European markets.

We are also subject to the commitments discussed below under “Commitments and Contingencies” and “Off-Balance Sheet Arrangements, and Distributions” below.

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

Commitments and Contingencies

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building for a 10-year period after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments to be approximately $1.1 million and this value has been capitalized. Accounts payable and other liabilities include $1.4 million and $1.3 million for this liability as of September 30, 2007 and December 31, 2006, respectively. During the nine months ended September 30, 2007, we paid approximately $0.1 million to the seller.

We have agreed with the seller of the 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 263,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013. We have recorded no liability for this contingent liability on our balance sheet at September 30, 2007.

As of September 30, 2007, we were a party to interest rate swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt, as of September 30, 2007 (in millions):

Debt Summary:
Fixed rate	$805.5
Variable rate—hedged by interest rate swaps	257.4

Total fixed rate	1,062.9
Variable rate—unhedged	272.2

Total	$1,335.1

Percent of Total Debt:
Fixed rate (including swapped debt)	79.6%
Variable rate	20.4%

Total	100.0%

Effective Interest Rate as of September 30, 2007(1):
Fixed rate (including swapped debt)	5.59%
Variable rate—unhedged	6.66%
Effective interest rate	5.81%

(1)	Excludes impact of deferred financing cost amortization.

As of September 30, 2007, we had approximately $1.3 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total market capitalization was approximately 31% (based on the closing price of our common stock on September 30, 2007 of $39.39). The variable rate debt shown above bears interest at interest rates based on various LIBOR, EURIBOR and GBP LIBOR rates ranging from one to twelve months, depending on the agreement governing the debt. Assuming maturity of our exchangeable senior debentures at first maturity date in August 2011, as of September 30, 2007, the debt had a weighted average term to initial maturity of approximately 5.5 years (approximately 6.1 years assuming exercise of extension options).

Unsecured Revolving Credit Facility. As of September 30, 2007, we had an unsecured revolving credit facility (credit facility) under which we can borrow up to $650.0 million. As of September 30, 2007, U.S. dollar denominated borrowings under the credit facility bore interest at a rate of 6.32%, which is based on 1-month LIBOR plus a margin ranging from 1.10% to 2.00%, depending on our Operating Partnership’s overall leverage and this margin was 1.20% as of September 30, 2007. As of September 30, 2007, Euro and British Pound Sterling borrowings under the credit facility bore interest at rates of 5.61% and 7.38%, respectively. The credit facility matures in August 2010, subject to two one-year extension options exerciseable by us and has a $325.0 million sub-facility for multicurrency advances in British Pound Sterling, Canadian Dollars, Euros, and Swiss Francs. As of September 30, 2007 we had outstanding $266.7 million under the credit facility and $11.3 million of letters of credit were issued, leaving $372.0 million available for use.

Off-Balance Sheet Arrangements

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

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

The following table shows cash flows and ending cash and cash equivalent balances for the nine months ended September 30, 2007 and 2006, respectively (in thousands):

	Nine Months Ended September 30,
	2007	2006	Change
Net cash provided by operating activities (including discontinued operations)	$77,599	$62,067	$15,532
Net cash used in investing activities	(343,121)	(400,321)	57,200
Net cash provided by financing activities	292,443	354,974	(62,531)

Net increase in cash and cash equivalents	$26,921	$16,720	$10,201

The increase in net cash provided by operating activities was primarily due to revenues from the 26 properties added to our portfolio since January 1, 2006, along with new leasing activities partially offset by higher operating and interest expense. Net cash used in investing activities primarily relates to new properties acquired and improvements added during the nine months ended September 30, 2007 and 2006. Net cash used in investing activities decreased for the nine months ended September 30, 2007 as compared to the prior period, as higher expenditures to acquire, improve and redevelop properties in the nine months ended September 30, 2007 were partially offset by the receipt of proceeds from the sales of 100 Technology Center Drive (March 2007) and 4055 Valley View Lane (March 2007) and distribution from return of investment in unconsolidated joint venture.

Net cash flows from financing activities consisted of the following amounts (in thousands):

	Nine Months Ended September 30,
	2007	2006	Change
Net proceeds from borrowings	$194,655	$151,866	$42,789
Net proceeds from issuance of common/preferred stock, including exercise of stock options	169,875	95,025	74,850
Dividend and distribution payments	(66,898)	(54,880)	(12,018)
Proceeds from exchangeable senior debentures	—	172,500	(172,500)
Other	(5,189)	(9,537)	4,348

Net cash provided by financing activities	$292,443	$354,974	$(62,531)

The increase in borrowings for the nine months ended September 30, 2007 as compared to the same period in 2006 was a primarily a result of activity on the unsecured revolving credit facility, there were net borrowings of approximately $119.3 million for the nine months ended September 30, 2007 as compared to approximately $52.7 million net borrowings for the same period in 2006 offset by higher net proceeds from mortgage loan activity in 2006 as compared to 2007. The increase in net proceeds from stock issuances was attributable to the April 2007 issuance of 7.0 million shares of series C preferred stock with net proceeds of $169.4 million as compared to the May 2006 issuance of 4.0 million shares of common stock with net proceeds of $94.0 million. The increase in dividend and distribution payments for the nine months ended September 30, 2007 as compared to the same period in 2006 was a result of an increase in the aggregate number of shares and units outstanding along with a higher dividend and distribution rate in 2007 as compared to 2006.

Minority interest

Minority interests relate to the interests in the Operating Partnership that are not owned by us, which, as of September 30, 2007, amounted to 10.7% of the Operating Partnership common units. In conjunction with our formation, GI Partners received common units in exchange for contributing ownership interests in properties to the Operating Partnership. Also in connection with acquiring certain real estate interests owned by third parties, the Operating Partnership issued common units to those sellers.

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

During the nine months ended September 30, 2007, GI Partners distributed their remaining 6.5 million Operating Partnership common units to its investors, of which approximately 6.2 million Operating Partnership common units were redeemed in exchange for an equal number of shares of our common stock. These redemptions were recorded as a reduction to minority interest and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet. We did not receive any cash proceeds upon redemption of these Operating Partnership units. As of September 30, 2007, GI Partners no longer has an ownership interest in the Operating Partnership.

During the nine months ended September 30, 2007, third parties redeemed 265,776 Operating Partnership units for an equal number of shares of our common stock. These redemptions were recorded as a reduction to minority interest and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet. We did not receive any cash proceeds upon redemption of these Operating Partnership units.

Inflation

Substantially all of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

New Accounting Pronouncements Issued But Not Yet Adopted

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of SFAS 157 will have on the Company’s consolidated financial position, results of operations and cash flows but currently does not believe it will have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year on or before November 15, 2007, provided the provisions of SFAS 157 are also applied. Management is currently evaluating the impact that the adoption of SFAS 159 will have on the Company’s consolidated financial position, results of operations and cash flows, but currently does not believe it will have a material impact on the Company’s consolidated financial statements.

In August 2007, the Financial Accounting Standards Board (“FASB”) issued for comment proposed FASB Staff Position (“FSP”) No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”). The proposed FSP would require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The proposed FSP would also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The comment deadline for the proposed FSP was October 15, 2007 and if issued, the proposed FSP would be effective for us on January 1, 2008. We are currently evaluating the potential impact of this issue on our consolidated financial statements in the event that this pronouncement is adopted by the FASB.

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

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of September 30, 2007, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$805.5	$842.7
Variable rate debt subject to interest rate swaps	257.4	259.9

Total fixed rate debt (including interest rate swaps)	1,062.9	1,102.6
Variable rate debt — unhedged	272.2	272.2

Total outstanding debt	$1,335.1	$1,374.8

Interest rate swaps included in this table and their fair values as of September 30, 2007 were as follows (in thousands):

Current Notional Amount		Strike Rate	Effective Date	Expiration Date	Fair Value
$98,222		4.025	May 26, 2005	Jun. 15, 2008	$519
8,617		5.020	Dec. 1, 2006	Dec. 1, 2008	(31)
27,006	(1)	4.944	Jul. 10, 2006	Apr. 10, 2011	534
15,672	(2)	3.981	May 17, 2006	Jul. 18, 2013	340
11,337	(2)	4.070	Jun. 23, 2006	Jul. 18, 2013	196
9,976	(2)	3.989	Jul. 27, 2006	Oct. 18, 2013	223
46,422	(2)	3.776	Dec. 5, 2006	Jan. 18, 2012	1,091
39,912	(2)	4.000	Dec. 20, 2006	Jan. 18, 2012	597

$257,164					$3,469

(1)	Translation to U.S. dollars is based on exchange rate of $2.04 to £1.00 as of September 30, 2007.

(2)	Translation to U.S. dollars is based on exchange rate of $1.43 to €1.00 as of September 30, 2007.

Sensitivity to changes in interest rates.

The following table shows the effect if assumed changes in interest rates occurred:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	47	$2.9
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(47)	($3.0)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	47	1.3
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	(47)	(1.3)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(47)	18.0
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	47	(16.7)

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

Foreign currency forward exchange risk

As of September 30, 2007, we have foreign operations in the United Kingdom, Switzerland, France, Ireland, Canada and The Netherlands and as such are subject to risk from the effects of exchange rate movements related to the Euro, British Pound, Swiss Franc and Canadian Dollar, which may affect future costs and cash flows. For these currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. For the three and nine months ended September 30, 2007, operating revenues from properties outside the United States contributed $9.0 million and $24.1 million, respectively, which represented 8.6% and 8.3% of our operating revenues, respectively.

As of September 30, 2007, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. Prior to January 2006, we were party to a foreign currency forward sale contract with a notional value of approximately £7.9 million. We terminated this contract in January 2006 and received cash of approximately $0.7 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 – Legal Proceedings.

None.

ITEM 1A – Risk factors.

See our risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

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

Our growth depends upon the successful development of our existing space held for redevelopment and new properties and any delays or unexpected costs in such development may delay and harm our growth prospects, future operating results and our financial condition.

A significant component of our current and future internal growth is through the development of our existing space held for redevelopment and new properties. Our success with our development and redevelopment projects depend on many risks that may adversely affect our business, including those associated with:

•	delays in construction;

•	budget overruns;

•	increased prices for raw materials or building supplies;

•	lack of availability and/or increased costs for specialized data center components;

•	financing availability;

•	volatility in interest rates;

•	labor availability;

•	timing of the commencement of rental payments;

•	ability to lease the space we develop or redevelop;

•	increased supply or reduced demand for datacenters space;

•	potential technological obsolescence of the improvements to our properties;

•	access to sufficient power and related costs of providing such power to our tenants;

•	delays or denials of entitlements or permits; and

•	other property development uncertainties.

In addition, development and redevelopment activities, regardless of whether they are ultimately successful, typically require a substantial portion of management’s time and attention. This may distract management from focusing on other operational activities. If we are unable to complete development or redevelopment projects successfully, our business may be adversely affected.

We face significant competition, which may decrease or prevent increases of the occupancy and rental rates of our properties.

We compete with numerous developers, owners and operators of real estate and datacenters, many of which own properties similar to ours in the same markets in which our properties are located, including DuPont Fabros Technology, Inc., 365 Main Inc., Equinix, Inc. and various local developers in the U.S., and Global Switch, Equinix, Inc. and various regional operators in Europe. If our competitors offer space that our tenants or potential tenants perceive to be superior to ours based on numerous factors, including available power, security considerations, location, or connectivity, or if they offer rental rates below current market rates, or below the rental rates we are offering, we may lose tenants or potential tenants or be required to incur costs to improve our properties or reduce our rental rates. In addition, recently many of our competitors have developed or redeveloped additional datacenter space. If the supply of datacenter space continues to increase as a result of these activities or otherwise, rental rates may be reduced or we may face delays in or be unable to lease our vacant space, including space that we develop or redevelop. Finally, if tenants or potential tenants desire services that we do not offer, we may not be able to lease our space to those tenants. Our financial condition, results of operations, cash flow, cash available for distribution, including cash available to pay dividends to our preferred stockholders or pay distributions to our common stockholders per share trading price of our common stock or preferred stock, and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3 – Defaults Upon Senior Securities.

None.

ITEM 4 – Submission of Matters to a Vote of Security Holders.

None.

ITEM 5 – Other Information.

(a) On November 7, 2007, we entered into the Sixth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (as so amended, the “Partnership Agreement”). The Partnership Agreement was amended and restated to clarify provisions related to the Class C profits interest units and to take into account the fact that Class C Units were issued at different times. The Partnership Agreement is attached hereto as Exhibit 10.2.

(b) None.

ITEM 6 – Exhibits

Exhibit

10.1	Revolving Credit Agreement, dated as of August 31, 2007, by and among the Company, Digital Realty Trust, L.P., the lenders from time to time party thereto, Citigroup Global Markets Inc. and KeyBanc Capital Markets, as joint lead arrangers and joint book running managers, KeyBank National Association, as syndication agent, Citicorp North America, Inc., as Administrative Agent and Swing Line Bank, and Citibank, N.A., as Initial Issuing Bank (incorporated by reference to our Current Report on Form 8-K filed on September 7, 2007).

10.2	Sixth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

12.1	Statement of Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

November 9, 2007	/s/ MICHAEL F. FOUST
Michael F. Foust
Chief Executive Officer
(principal executive officer)

November 9, 2007	/s/ A. WILLIAM STEIN
A. William Stein
Chief Financial Officer and Chief Investment Officer
(principal financial officer)

November 9, 2007	/s/ EDWARD F. SHAM
Edward F. Sham
Vice President and Controller
(principal accounting officer)