Form 10-K
period 2007-12-31
Digital Realty Trust, Inc.
filed 2008-02-29
CIK 1297996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 2007.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the Transition Period From                    to                     .

Commission file number 001-32336

DIGITAL REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-0081711
(State or other jurisdiction of Incorporation or organization)	(IRS employer identification number)

560 Mission Street, Suite 2900 San Francisco, CA	94105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (415) 738-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value per share	New York Stock Exchange
Series A cumulative redeemable preferred stock, $0.01 par value per share	New York Stock Exchange
Series B cumulative redeemable preferred stock, $0.01 par value per share	New York Stock Exchange

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

Large-accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2007 totaled approximately $2,009.8 million based on the closing price for the registrant’s common stock on that day as reported by the New York Stock Exchange. Such value excludes common stock held by executive officers, directors and 10% or greater stockholders as of June 30, 2007. The identification of 10% or greater stockholders as of June 30, 2007 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2007. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2008
Common Stock, $.01 par value per share	65,406,240

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement with respect to its 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

DIGITAL REALTY TRUST, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

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

Through our operating partnership, at December 31, 2007 we owned 70 properties, excluding one property held as an investment in an unconsolidated joint venture. Our properties are primarily located throughout North America with 12 properties in Europe. Our properties contain a total of approximately 12.3 million net rentable square feet, including approximately 1.8 million square feet held for redevelopment. A significant component of our current and future internal growth is anticipated through the development of our existing space held for redevelopment and new properties. Our operations and acquisition activities are focused on a limited number of markets where technology industry tenants and corporate datacenter users are concentrated, including the Chicago, Dallas, Los Angeles, New York, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas and the Amsterdam, Dublin, London and Paris markets in Europe. As of December 31, 2007, our portfolio, excluding space held for redevelopment, was approximately 94.7% leased at an average annualized rent per leased square foot of $29.18. The types of properties within our focus include:

•	Internet gateways, data centers which serve as hubs for Internet and data communications within and between major metropolitan areas;

•

Corporate data centers, which provide secure, continuously available environments for the storage and processing of critical electronic information. Data centers are used for disaster recovery purposes, transaction processing and to house corporate IT operations;

•

Technology manufacturing properties, which contain highly specialized manufacturing environments for such purposes as disk drive manufacturing, semiconductor manufacturing and specialty pharmaceutical manufacturing; and

•	Regional or national offices of technology companies that are located in our target markets.

Many of our properties have tenant improvements that have been installed at our tenants’ expense. Unlike traditional office and flex/research and development space, the location of and improvements to our facilities are generally essential to our tenants’ businesses, which we believe results in high occupancy levels, long lease terms and low tenant turnover. The tenant improvements in our facilities are generally readily adaptable for use by similar tenants. We also have approximately 1.8 million square feet available for redevelopment at December 31, 2007.

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

Recent Developments

On December 21, 2007 we acquired Units 1, 2 and 3 of the Foxboro Business Park, a three building complex located in suburban London, England for approximately £21.9 million ($43.6 million based on the exchange rate on December 21, 2007). The acquisition was financed with borrowings under our revolving credit facility.

On December 12, 2007 we acquired Naritaweg 52, a property located in Amsterdam, The Netherlands for approximately €18.5 million ($27.2 million based on the exchange rate on December 12, 2007). The acquisition was financed with borrowings under our revolving credit facility.

On December 10, 2007 we acquired Cressex 1, a property located in suburban London, England for approximately £6.3 million ($12.7 million based on the exchange rate on December 10, 2007). The acquisition was financed with borrowings under our revolving credit facility.

On October 22, 2007, we completed an offering of 4,025,000 shares of common stock for total net proceeds, after underwriting discounts and estimated offering expenses, of $150.4 million, including the proceeds from the exercise of the underwriters’ over-allotment option. We used the net proceeds from the offering to temporarily repay borrowings under our revolving credit facility, to acquire properties, to fund redevelopment activities and for general corporate purposes.

Subsequent Events

On February 25, 2008, we declared the following distributions per share and the Operating Partnership made an equivalent distribution per unit.

Share Class	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock		Common stock and common unit
Dividend and distribution amount	$0.531250	$0.492188	$0.273438	$0.210069	(1)	$0.310000
Dividend and distribution payable date	March 31, 2008	March 31, 2008	March 31, 2008	March 31, 2008		March 31, 2008
Dividend payable to shareholders of record on	March 17, 2008	March 17, 2008	March 17, 2008	March 17, 2008		March 17, 2008
Annual equivalent rate of dividend and distribution	$2.125	$1.969	$1.094	$1.375		$1.240

(1)	Represents a pro rata dividend from and including the original issue date to and including March 31, 2008.

On February 14, 2008 we acquired 365 South Randolphville Road, a property located in Piscataway, New Jersey for approximately $20.2 million. The acquisition was financed with borrowings under our revolving credit facility.

On February 6, 2008, we issued 13.8 million shares of 5.500% series D cumulative convertible preferred stock for total net proceeds, after underwriting discounts and estimated offering expenses, of approximately $333.6 million, including the proceeds from the exercise of the underwriters’ over-allotment option. We used the net proceeds from the offering to temporarily repay borrowings under our revolving credit facility, to acquire properties, to fund redevelopment activities and for general corporate purposes.

On January 30, 2008, we amended our charter to increase the number of authorized shares of our common stock, $0.01 par value per share, available for issuance from 100,000,000 to 125,000,000 and the number of authorized shares of our preferred stock, $0.01 par value per share, available for issuance from 20,000,000 to 30,000,000.

Our Competitive Strengths

We believe we distinguish ourselves from other owners, acquirors and managers of technology-related real estate through our competitive strengths, which include:

•

High-Quality Portfolio that is Difficult to Replicate. Our portfolio contains state-of-the-art datacenter facilities with extensive tenant improvements. Based on current market rents and the estimated replacement costs of our properties and their improvements, we believe that they could not be replicated today on a cost-competitive basis. With a total power capacity of over 1,100 megawatts, or MW, our portfolio of corporate and Internet gateway datacenter facilities is equipped to meet the power and cooling requirements for the most demanding corporate IT applications. In addition, many of the properties in our portfolio are located on major aggregation points formed by the physical presence of multiple major telecommunications service providers, which reduces our tenants’ costs and operational risks and increases the attractiveness of our buildings.

•

Presence in Key Markets. Our portfolio is located in 26 metropolitan areas, including the Chicago, Dallas, Los Angeles, New York, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S. and the London, Dublin, Paris and Amsterdam markets in Europe, and is diversified so that no one market represented more than 14.8% of the aggregate annualized rent of our portfolio as of December 31, 2007.

•

Ability To Sign New Leases. We have considerable experience in identifying and leasing to new tenants. The combination of our specialized datacenter leasing team and customer referrals continues to provide a robust pipeline of new tenants. During the year ended December 31, 2007, we commenced new leases totaling approximately 761,000 square feet, which resulted in annualized GAAP rent of $40.5 million. These leases were comprised of Powered Base Building™, Turn-Key Datacenters™ , and ancillary office and other uses.

•

Acquisition Capability. As of December 31, 2007, our portfolio consisted of 70 technology-related real estate properties, excluding one property held through an investment in an unconsolidated joint venture, that we or our predecessor acquired beginning in 2002, for an aggregate of 12.3 million net rentable square feet, including approximately 1.8 million square feet held for redevelopment. We have developed detailed, standardized procedures for evaluating acquisitions, including income producing assets and vacant properties suitable for redevelopment, to ensure that they meet our financial, technical and other criteria. These procedures and our in-depth knowledge of the technology and datacenter industries allow us to identify strategically located properties and evaluate investment opportunities efficiently and, as appropriate, commit and close quickly. Our broad network of contacts within a highly fragmented universe of sellers and brokers of technology-related real estate enables us to capitalize on acquisition opportunities. As a result, we acquired more than half of our properties before they were broadly marketed by real estate brokers.

•

Flexible Datacenter Solutions. We provide flexible, customer oriented solutions designed to meet the needs of technology and corporate datacenter users, including Turn-Key Datacenter ™ , Powered Base Building ™ and built-to-suit options. Our Turn-Key Datacenters ™ are move-in ready, physically secure facilities with the power and cooling capabilities to support mission critical IT enterprise applications. We believe our Turn-Key Datacenters ™ are effective solutions for tenants that lack the expertise, capital budget or desire to provide their own extensive datacenter infrastructure, management and security. For tenants that possess the ability to build and operate their own facility, our Powered Base Building ™ solution provides the physical location, required power and network access necessary to support a state-of-the-art datacenter. Our in-house engineering and design and construction professionals can also provide tenants with customized build-to-suit solutions to meet their unique specifications. Our Critical Facilities Management ™ services and team of technical engineers and datacenter operations experts provide 24/7 support for these mission-critical facilities.

•	Development Advantages. Our extensive development activity, operating scale and process-based approach to datacenter design, construction and operations result in significant cost savings and added value for our tenants. We have leveraged our purchasing power by securing global purchasing agreements and developing relationships with major equipment manufacturers, reducing costs and shortening delivery timeframes on key components, including major mechanical and electrical equipment. Utilizing our innovative modular datacenter design referred to as POD Architecture ™, we deliver what we believe to be a technically superior datacenter environment at significant cost savings. In addition, by utilizing our POD Architecture ™ to develop new Turn-Key Datacenters ™ in our existing Powered Base Buildings ™, on average we have been able to deliver a fully commissioned facility in just under 30 weeks. Finally, our access to capital allows us to provide financing options for tenants that do not want to invest their own capital.

•

Diverse Tenant Base Across a Variety of Industry Sectors. We use our in-depth knowledge of the requirements and trends for Internet and data communications and corporate datacenter users to market our properties to domestic and international tenants with specific technology needs. At December 31, 2007, we had 414 tenants across a variety of industry sectors, ranging from information technology and Internet enterprises to financial services, energy and manufacturing companies. No single tenant accounted for more than 11.8% of the aggregate annualized rent of our portfolio as of December 31, 2007.

•

Experienced and Committed Management Team and Organization. Our senior management team, including our Chairman, has an average of over 23 years of experience in the technology or real estate industries, including experience as investors in, advisors to and founders of technology companies. We believe that our senior management team’s extensive knowledge of both the real estate and the technology industries provides us with a key competitive advantage. At December 31, 2007, our senior management team collectively owned a common equity interest in our company of approximately 2.2%, which aligns management’s interests with those of our stockholders.

•

Long-Term Leases That Complement Our Growth. We have long-term leases with stable cash flows. As of December 31, 2007, our average lease term was in excess of 13 years, with an average of 8 years remaining, excluding renewal options. Our lease expirations through December 31, 2009 are 8.1% of net rentable square feet excluding space held for redevelopment as of December 31, 2007.

Business and Growth Strategies

Our primary business objectives are to maximize sustainable long-term growth in earnings, funds from operations and cash flow per share and to maximize returns to our stockholders. Our business strategies to achieve these objectives are:

•

Capitalize on Acquisition Opportunities. We believe that acquisitions enable us to increase cash flow and create long-term stockholder value. Our relationships with corporate information technology groups, technology tenants and real estate brokers who are dedicated to serving these tenants provide us with ongoing access to potential acquisitions and often enable us to avoid competitive bidding. Furthermore, the specialized nature of technology-related real estate makes it more difficult for traditional real estate investors to understand, which results in reduced competition for acquisitions relative to other property types. We believe this dynamic creates an opportunity for us to obtain better risk-adjusted returns on our capital.

•

Achieve Superior Returns on Redevelopment Inventory. A significant component of our current and future internal growth is anticipated through the development of our existing space held for redevelopment and new properties. At December 31, 2007, we had approximately 1.8 million square feet held for redevelopment. At December 31, 2007, 637,000 square feet of our space held for redevelopment was under construction for Turn-Key Datacenter ™, build-to-suit datacenter and Powered Base Building ™ space in 10 U.S. and European markets. These projects have sufficient power capacity to meet the power and cooling requirements of today’s advanced datacenters. We will continue to build-out our redevelopment portfolio when justified by anticipated returns.

•

Access and Use Capital Efficiently. We believe we can increase stockholder returns by effectively accessing and deploying capital. Since our initial public offering in 2004, we have raised over $2.6 billion of capital through common, preferred and convertible preferred equity offerings, an exchangeable debt offering, our revolving credit facility, secured mortgage financings and refinancings, and sales of non-core assets. We intend to use our liquidity and access to capital to support our acquisition, leasing, development and redevelopment programs, which are important sources of growth for the company.

•

Maximize the Cash Flow of our Properties. We aggressively manage and lease our assets to increase their cash flow. We often acquire properties with substantial in-place cash flow and some vacancy, which enables us to create upside through lease-up. Moreover, many of our properties contain extensive in-place infrastructure or buildout that may result in higher rents when leased to tenants seeking these improvements. We control our costs by negotiating expense pass-through provisions in tenant leases for operating expenses, including power costs, and certain capital expenditures. Leases covering more than 80% of the leased net rentable square feet in our portfolio as of December 31, 2007 required tenants to pay all or a portion of increases in operating expenses, including real estate taxes, insurance, common area charges and other expenses.

•

Leverage Strong Industry Relationships. We use our strong industry relationships with international and regional corporate enterprise information technology groups and technology-intensive companies to identify and comprehensively respond to their real estate needs. Our leasing and sales professionals are real estate and technology industry specialists who can develop complex facility solutions for the most demanding corporate datacenter and other technology tenants.

Competition

We compete with numerous developers, owners and operators of real estate and datacenters, many of which own properties similar to ours in the same markets in which our properties are located, including DuPont Fabros Technology, Inc., 365 Main Inc., Equinix, Inc. and various local developers in the U.S., and Global Switch, Equinix, Inc. and various regional operators in Europe. If our competitors offer space that our tenants or potential tenants perceive to be superior to ours based on numerous factors, including available power, security considerations, location, or connectivity, or if they offer rental rates below current market rates, or below the rental rates we are offering, we may lose tenants or potential tenants or be required to incur costs to improve our properties or reduce our rental rates. In addition, recently many of our competitors have developed or redeveloped additional datacenter space. If the supply of datacenter space continues to increase as a result of these activities or otherwise, rental rates may be reduced or we may face delays in or be unable to lease our vacant space, including space that we develop or redevelop. Finally, if tenants or potential tenants desire services that we do not offer, we may not be able to lease our space to those tenants. Our financial condition, results of operations, cash flow, cash available for distribution, including cash available to pay dividends to our preferred or common stockholders, and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.

Regulation

General

Office properties in our submarkets are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties as of December 31, 2007 has the necessary permits and approvals to operate its business.

Americans With Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990, or the ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

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

Insurance

We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy. We select policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our company’s management, the properties in our portfolio are currently adequately insured. We do not carry insurance for generally uninsured losses such as loss from war, or nuclear reaction. In addition, we carry earthquake insurance on our properties in an amount and with deductibles which we believe are commercially reasonable. Certain of the properties in our portfolio are located in areas known to be seismically active. See “Risk Factors—Risks Related to Our Business and Operations—Potential losses may not be covered by insurance.”

Employees

As of December 31, 2007 we had 153 employees. None of these employees is represented by a labor union.

Offices

Our headquarters is located in San Francisco. We have regional offices in Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia and Phoenix and international offices in Dublin, London and Paris.

ITEM 1A.	RISK FACTORS

For purposes of this section, the term “stockholders” means the holders of shares of our common stock and of our preferred stock. Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following factors in evaluating our company, our properties and our business. The occurrence of any of the following risks might cause our stockholders to lose all or a part of their investment. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” starting on page 26.

Risks Related to Our Business and Operations

Our properties depend upon the demand for technology-related real estate.

Our portfolio of properties consists primarily of technology-related real estate, and datacenter real estate in particular. A decrease in the demand for datacenter space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. Our substantial redevelopment activities make us particularly susceptible to general economic slowdowns, including recessions, as well as adverse developments in the corporate datacenter, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for datacenter space. Reduced demand could also result from business relocations, including to markets that we do not currently serve such as Asia. Changes in industry practice or in technology, such as virtualization technology, more efficient computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical datacenter space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy.

We depend on significant tenants, and many of our properties are single-tenant properties or are currently occupied by single tenants.

As of December 31, 2007, the 15 largest tenants in our property portfolio represented approximately 51% of the total annualized rent generated by our properties. Our largest tenants by annualized rent are Savvis Communications and Qwest Communications International. Savvis Communications leased approximately 1.6 million square feet of net rentable space as of December 31, 2007, representing approximately 11.8% of the total annualized rent generated by our properties. Qwest Communications International leased approximately 771,000 square feet of net rentable space as of December 31, 2007, representing approximately 8.2% of the total annualized rent generated by our properties. In addition, 31 of our 70 properties are occupied by single tenants, including properties occupied solely by Savvis Communications and Qwest Communications International. Our tenants may experience a downturn in their businesses, which may weaken their financial condition and result in their failure to make timely rental payments or their default under their leases. If any tenant defaults or fails to make timely rent payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

The bankruptcy or insolvency of a major tenant may adversely affect the income produced by our properties.

If any tenant becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. At December 31, 2007, we had no significant tenants in bankruptcy, however, there can be no assurance that no significant tenant will enter into bankruptcy in the future.

Our revenue and cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, including us, could be materially adversely affected if any of our significant tenants were to become bankrupt or insolvent, or suffer a downturn in its business, or fail to renew its lease or renew on terms less favorable to us than its current terms.

Our portfolio of properties depends upon local economic conditions and is geographically concentrated in certain locations.

Our properties are located in 26 metropolitan areas. We depend upon the local economic conditions in these markets, including local real estate conditions. Many of these markets experienced downturns in recent years and either are currently or may experience downturns in the near future. Our operations may also be affected if too many competing properties are built in any of these markets or supply otherwise increases or exceeds demand. If there is a downturn in the economy in any of these markets, our operations and our revenue and cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, including us, could be materially adversely affected. We cannot assure you that these markets will grow or will remain favorable to technology-related real estate.

In addition, our portfolio is geographically concentrated in the following metropolitan markets.

Metropolitan Market	Percentage of total annualized rent(1)
Silicon Valley	14.9%
Chicago	12.8%
New York	10.4%
Dallas	9.9%
Phoenix	7.5%
San Francisco	6.6%
Los Angeles	6.2%
Other	31.7%

100.0%

(1)	Annualized rent is monthly contractual rent under existing leases as of December 31, 2007, multiplied by 12.

In addition, we are currently developing or redeveloping properties in these markets, as well as in Dublin, London, Northern Virginia and Paris. Any negative changes in real estate, technology or economic conditions in these markets in particular could negatively impact our performance.

Our growth depends upon the successful development of our existing space held for redevelopment and new properties acquired for redevelopment and any delays or unexpected costs in such development may delay and harm our growth prospects, future operating results and financial condition.

A significant component of our current and future internal growth is anticipated through the development of our existing space held for redevelopment and new properties acquired for redevelopment. Our successful development and redevelopment of these projects depends on many risks, including those associated with:

•	delays in construction;

•	budget overruns;

•	increased prices for raw materials or building supplies;

•	lack of availability and/or increased costs for specialized data center components;

•	financing availability;

•	increases in interest rates or credit spreads;

•	labor availability;

•	timing of the commencement of rental payments;

•	ability to lease the space we develop or redevelop at all, or at rates we consider favorable or expected at the time we commenced redevelopment;

•	increased supply or reduced demand for datacenters space;

•	access to sufficient power and related costs of providing such power to our tenants;

•	delays or denials of entitlements or permits; and

•	other property development uncertainties.

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

•

we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations; and occupancy rates and rents at newly developed or renovated properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investment not being profitable; and

•

we have encountered and may continue to encounter long lead times or other delays in procuring the generators and other infrastructure equipment necessary to complete the development of our Turn-Key Datacenters.™ In addition, the unavailability or increased costs of raw materials may delay our ability to complete the redevelopment of data center space in a timely manner, within budgeted amounts, or at all.

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

We may not be able to complete the development of any projects we begin and, if completed, our development and construction activities may not be completed in a timely manner or within budget, which could have a material adverse effect on our results of operations and prospects. If any of these factors result in a delay in the completion of or our inability to complete a project, or increase our costs associated with development, our financial performance could be materially adversely affected.

We have owned our properties for a limited time.

We owned 70 properties at December 31, 2007, excluding one property held as an investment in an unconsolidated joint venture. These properties are primarily located throughout North America and 12 properties are located in Europe. The properties contain a total of approximately 12.3 million net rentable square feet, including 1.8 million square feet held for redevelopment. All the properties have been under our management for less than five years, and we have owned 13 of the properties for less than one year at December 31, 2007. The properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential. We cannot assure you that the operating performance of the properties will not decline under our management. In addition, we have a limited history operating Turn-Key Datacenters™ that we have developed or redeveloped. Because we generally cannot pass operating expenses (other than energy costs) on to our tenants in Turn-Key Datacenters™, if we incur operating expenses greater than we anticipated based on our limited operating history, our results of operations could be negatively impacted.

We have space available for redevelopment that may be difficult to redevelop or successfully lease to tenants.

We have approximately 1.8 million square feet held for redevelopment at December 31, 2007 including eight vacant buildings. Successful redevelopment of this space depends on numerous factors including success in engaging contractors, obtaining permits, securing key components and availability of financing. We are and intend to continue building out a large portion of this space on a speculative basis at significant cost. In addition we cannot assure you that once completed we will be able to successfully lease redeveloped space to new or existing tenants at all, or at rates we consider favorable or expected at the time we commenced redevelopment. If we are not able to lease redevelopment space, or lease it at rates below those we expected to achieve when we started the project, our financial performance would be materially adversely affected.

We may have difficulty managing our growth.

We have significantly expanded the size of our company. For example, during 2007, we acquired 13 properties, including five properties outside the United States, our number of employees increased from 109 to 153 and we substantially increased the number and size of our redevelopment activities. The growth in our company may significantly strain our management, operational and financial resources and systems. In addition, as a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the NYSE. The requirements of these rules and regulations have increased our accounting, legal and financial compliance costs and may strain our management and financial, legal and operational resources and systems. An inability to manage our growth effectively or the increased strain on management of our resources and systems could result in deficiencies in our disclosure controls and procedures or our internal control over financial reporting and could negatively impact our cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, including us.

We have limited operating history as a REIT and as a public company.

We were formed in March 2004 and have limited operating history as a REIT and as a public company. We cannot assure you that our past experience will be sufficient to successfully operate our company as a REIT or as a public company. Failure to maintain REIT status or failure to meet the requirements of being a public company would have an adverse effect on our cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, including us.

Tax protection provisions on certain properties could limit our operating flexibility.

We have agreed with the third-party contributors who contributed the direct and indirect interests in the 200 Paul Avenue 1-4 and 1100 Space Park Drive properties to indemnify them against adverse tax consequences if we were to sell, convey, transfer or otherwise dispose of all or any portion of these interests, in a taxable transaction, in these properties. However, we can sell these properties in a taxable transaction if we pay the contributors cash in the amount of their tax liabilities arising from the transaction and tax payments. The 200 Paul Avenue 1-4 and 1100 Space Park Drive properties represented 9.0% of our portfolio’s annualized rent as of December 31, 2007. These tax protection provisions apply for a period expiring on the earlier of November 3, 2013 and the date on which these contributors (or certain transferees) hold less than 25% of the units issued to them in connection with the contribution of these properties to our operating partnership. Although it may be in our stockholders’ best interest that we sell a property, it may be economically disadvantageous for us to do so because of these obligations. We have also agreed to make up to $17.8 million of debt available for these contributors to guarantee. We agreed to these provisions in order to assist these contributors in preserving their tax position after their contributions.

Potential losses may not be covered by insurance.

We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our portfolio under various insurance policies. We select policy specifications and insured limits which we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses such as loss from riots, terrorist threats, war or nuclear reaction. Most of our policies, like those covering losses due to floods, are insured subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. A large portion of the properties we own are located in California, an area especially subject to earthquakes. Together, these properties represented approximately 28% of our portfolio’s annualized rent as of December 31, 2007. While we carry earthquake insurance on our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.

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

Our total consolidated indebtedness at December 31, 2007 was approximately $1.4 billion, and we may incur significant additional debt to finance future acquisition and development activities. We have a revolving credit facility, which has a borrowing limit based upon a percentage of the value of our unsecured properties included in the facility’s borrowing base. At December 31, 2007, $299.7 million was available under this facility. In addition, under our contribution agreement with respect to the 200 Paul Avenue 1-4 and 1100 Space Park Drive properties, we have agreed to make available for guarantee up to $17.8 million of indebtedness and may enter into similar agreements in the future.

Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, for our operating partnership to pay distributions to its unitholders, including us, and, consequently, for us to pay dividends to our stockholders that are necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

If any one of these events were to occur, our financial condition, results of operations, cash flow, cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, per share trading price of our common stock or preferred stock, and our ability to satisfy our debt service obligations could be materially adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended, which we refer to as the Code.

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

If we cannot finance property acquisitions on favorable terms, or operate acquired properties to meet our financial expectations, our financial condition, results of operations, cash flow, cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, per share trading price of our common stock or preferred stock, and ability to satisfy our debt service obligations could be materially adversely affected.

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

We compete with numerous developers, owners and operators of real estate and datacenters, many of which own properties similar to ours in the same markets in which our properties are located, including DuPont Fabros Technology, Inc., 365 Main Inc., Equinix, Inc. and various local developers in the U.S., and Global Switch, Equinix, Inc. and various regional operators in Europe. In addition, we may in the future face competition from new entrants into the datacenter market, including new entrants who may acquire our current competitors. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources and more ready access to capital which allow them to respond more quickly to new or changing opportunities. If our competitors offer space that our tenants or potential tenants perceive to be superior to ours based on numerous factors, including available power, security considerations, location, or connectivity, or if they offer rental rates below current market rates, or below the rental rates we are offering, we may lose tenants or potential tenants or be required to incur costs to improve our properties or reduce our rental rates. In addition, recently many of our competitors have developed or redeveloped additional datacenter space. If the supply of datacenter space continues to increase as a result of these activities or otherwise, rental rates may be reduced or we may face delays in or be unable to lease our vacant space, including space that we develop or redevelop. Finally, if tenants or potential tenants desire services that we do not offer, we may not be able to lease our space to those tenants. Our financial condition, results of operations, cash flow, cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.

We may be unable to renew leases, re-lease space as leases it expires or lease vacant or redevelopment space.

As of December 31, 2007, leases representing 8.1% of the square footage of the properties in our portfolio, excluding space held for redevelopment were scheduled to expire through 2009, and an additional 5.3% of the net rentable square footage excluding space held for redevelopment was available to be leased. Some of this space may require substantial capital investment for it to meet the power and cooling requirements of today’s advanced data centers, or may no longer be suitable for this use. In addition, we cannot assure you that leases will be renewed or that our properties will be re-leased at all, or at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases, we do not re-lease our available space, including newly redeveloped space and space for which leases are scheduled to expire or it takes longer for us to lease or re-lease this space or for rents to commence on this space, our financial condition, results of operations, cash flow, cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, per share trading price of our common stock or preferred stock, and our ability to satisfy our debt service obligations could be materially adversely affected.

In addition, at December 31, 2007, we owned approximately 1.8 million square feet held for redevelopment. Of this space, we are currently redeveloping 637,000 square feet. We intend to continue to add new space to our redevelopment inventory and to continue to redevelop additional space from this inventory. A substantial portion of the space that we redevelop is, and will continue to be, redeveloped on a speculative basis, meaning that we do not have a signed lease for the space when we begin the redevelopment process. We also develop or redevelop space specifically for tenants pursuant to leases signed prior to beginning the development or redevelopment process. In those cases, if we failed to meet our development or redevelopment obligations under those leases, these tenants may be able to terminate the leases and we would be required to find a new tenant for this space. We cannot assure you that once we have redeveloped a space we will be able to successfully lease it. If we are not able to successfully lease the space that we redevelop, if redevelopment costs are higher than we currently estimate, or if we lease rates are lower than we expected when we began the project or are otherwise undesirable, our revenue and operating results could be adversely effected.

Our growth depends on external sources of capital which are outside of our control.

In order to maintain our qualification as a REIT, we are required under the Code to annually distribute at least 90% of our net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition or redevelopment financing, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain equity or debt financing on favorable terms or at all. Any additional debt we incur will increase our leverage. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our business prospects and growth potential;

•	our current debt levels;

•	our current and expected future earnings, funds from operations and growth thereof;

•	our cash flow and cash distributions; and

•	the market price per share of our common stock and preferred stock.

Since 2002, with the exception of recent rate cuts, the United States Federal Reserve has been increasing short term interest rates, which has had a significant upward impact on shorter-term interest rates, including the interest rates that our variable rate debt is based upon. Furthermore, difficulties with “sub-prime” residential housing credit have impacted corporate debt. Liquidity traditionally provided by collateralized debt obligations has significantly decreased. The affects on commercial real estate mortgages and other debt include:

•	higher loan spreads;

•	tighter loan covenants;

•	reduced loan to value ratios and resulting borrower proceeds; and

•	higher amortization and reserve requirements.

There is no assurance that we will be able to obtain debt financing at all or on terms favorable or acceptable to us.

Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition, results of operations, and reduce our access to capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which would further increase our interest expense. Equity markets have experienced high volatility recently and there is no assurance that we will be able to raise capital through the sale of equity securities at all or on favorable terms. Sales of equity on unfavorable terms could result in substantial dilution to our common stockholders.

If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay dividends to our stockholders necessary to maintain our qualification as a REIT.

Our revolving credit facility restricts our ability to engage in some business activities.

Our revolving credit facility contains negative covenants and other financial and operating covenants that, among other things:

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

These restrictions could cause us to default on our revolving credit facility or negatively affect our operations, our ability to pay dividends to our stockholders or our operating partnership’s ability to pay distributions to its unitholders, including us.

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

The exchange of exchangeable debentures for our common stock at a time when our common stock is trading above the exchange price would dilute stockholder ownership in our company, and could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Any adjustments to the exchange rate of the exchangeable debentures would exacerbate their dilutive effect. If the exchangeable debentures are not exchanged, the repurchase rights of holder of the exchangeable debentures may discourage or impede transactions that might otherwise be in the interest of holders of common stock. Further, these exchange or repurchase rights might be triggered in situations where we need to conserve our cash reserves, in which event such repurchase might adversely affect us and our stockholders.

The conversion rights of our convertible preferred stock may be detrimental to holders of common stock.

We have 7,000,000 shares of 4.375% series C cumulative convertible preferred stock, or the series C preferred stock, and 13,800,000 shares of 5.500% series D cumulative convertible preferred stock, or the series D preferred stock, outstanding. The series C preferred stock and the series D preferred stock may be converted into shares of our common stock subject to certain conditions. The initial conversion rate for the series C preferred stock is 0.5164 shares of our common stock per $25.00 liquidation preference, which is equivalent to an initial conversion price of $48.41 per share of our common stock. The initial conversion rate for the series D preferred stock is 0.5955 shares of our common stock per $25.00 liquidation preference, which is equivalent to an initial conversion price of $41.98 per share of our common stock. The conversion rates for the series C preferred stock and the series D preferred stock are subject adjustment upon the occurrence of specified events, including, but not limited to, increases in dividends on our common stock, the issuance of certain rights, options or warrants to holders of our common stock, subdivisions or combinations of our common stock, certain distributions of assets, debt securities, capital stock or cash to holders of our common stock and certain tender or exchange offers.

In addition, on or prior to April 10, 2014 (in the case of the series C preferred stock) or February 6, 2015 (in the case of the series D preferred stock) in the event of a fundamental change when the applicable price of our common stock is less than $40.34 per share (in the case of the series C preferred stock) or $35.73 per share (in the case of the series D preferred stock), then holders of shares of the series C preferred stock and the series D preferred stock will have a special right to convert some or all of their series of preferred stock into a number of shares of our common stock per $25.00 liquidation preference equal to such liquidation preference, plus an amount equal to accrued and unpaid dividends to, but not including, the fundamental change conversion date, divided by 98% of the market price of our common stock. In the event that holders of shares of our preferred stock exercise this special conversion right, we have the right to repurchase for cash all or any part of preferred stock as to which the conversion right was exercised at a repurchase price equal to 100% of the liquidation preference of the preferred stock to be repurchased plus an amount equal to accrued and unpaid dividends to, but not including, the fundamental change conversion date.

The conversion of the series C preferred stock or the series D preferred stock for our common stock would dilute stockholder ownership in our company, and could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Any adjustments to the conversion rates of the series C preferred stock and the series D preferred stock would exacerbate their dilutive effect. Further, the fundamental change conversion rights might be triggered in situations where we need to conserve our cash reserves, which may limit our ability to repurchase the shares of preferred stock in lieu of conversion.

The accounting method for convertible debt securities, like our outstanding 4.125% exchangeable senior debentures, is subject to uncertainty.

The accounting for convertible securities is subject to frequent scrutiny by the accounting regulatory bodies and is subject to change. We cannot predict if or when any such change could be made and any such change could have an adverse impact on our reported or future financial results. Any such impacts could adversely affect the trading prices of our common and preferred stock.

For example, the accounting method for net share settled convertible securities, which would include our outstanding 4.125% exchangeable senior debentures, has been under review by the accounting regulatory bodies for some time. Under the current accounting rules, for the purpose of calculating diluted earnings per share, a net share settled convertible security meeting certain requirements is accounted for in a manner similar to nonconvertible debt, with the stated coupon constituting interest expense and any shares issuable upon conversion of the security being accounted for in a manner similar to the treasury stock method. The effect of this method is that the shares potentially issuable upon conversion of the securities are not included in the calculation of earnings per share until the conversion price is “in the money”, and the issuer is then assumed to issue the number of shares necessary to settle the conversion.

However, a proposal to change that accounting method has recently been made by the FASB. Under the proposal, cash settled convertible securities would be separated into their debt and equity components. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability would be recorded as additional paid-in capital. As a result, the debt would be recorded at a discount reflecting its below market coupon interest rate. The debt would subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology would affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities, including us.

Implementation of this proposal is ongoing and we cannot predict the exact methodology that will be imposed, which may differ materially from the foregoing description, or when any change will be finally implemented.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

We currently, and may in the future, co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In that event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic, tax or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Our joint venture partners may take actions that are not within our control, which would require us to dispose of the joint venture asset or transfer it to a taxable REIT subsidiary in order to maintain our status as a REIT. Such investments may also lead to impasses, for example, as to whether to sell a property, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our day-to-day business. Consequently, actions by or disputes with partners or co-venturers may subject properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Finally, we may share information with our third-party partners or co-venturers that enables them to compete with us in the future. Each of these factors may result in returns on these investments being less than we expect or in losses and our financial and operating results may be adversely affected.

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts of key personnel, particularly Michael Foust, our Chief Executive Officer, A. William Stein, our Chief Financial Officer and Chief Investment Officer, Scott Peterson, our Senior Vice President, Acquisitions, Christopher Crosby, our Senior Vice President, Sales and Technical Services, and James R. Trout, our Senior Vice President of Portfolio and Technical Operations. They are important to our success for many reasons, including that each has a national or regional reputation in our industry and the investment community that attracts investors and business and investment opportunities and assists us in negotiations with investors, lenders, existing and potential tenants and industry personnel. If we lost their services, our business and investment opportunities and our relationships with lenders and other capital markets participants, existing and prospective tenants and industry personnel could suffer. Many of our other senior employees also have strong technology, finance and real estate industry reputations. As a result, we have greater access to potential acquisitions, financing, leasing and other opportunities, and are better able to negotiate with tenants. As our number of competitors increases, it becomes more likely that a competitor would attempt to hire certain of these individuals away from us. The loss of any of these key personnel would result in the loss of these and other benefits and could materially and adversely affect our results of operations.

Failure to hedge effectively against interest rate changes may adversely affect results of operations.

We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Our policy is to use derivatives only to hedge interest rate risks related to our borrowings, not for speculative or trading purposes, and to enter into contracts only with major financial institutions based on their credit ratings and other factors. However, we may choose to change this policy in the future. Including loans currently subject to interest rate swaps, approximately 78% of our total indebtedness as of December 31, 2007 was subject to fixed interest rates. We do not currently hedge our revolving credit facility and as our borrowings under our revolving credit facility increase, so will our percentage of indebtedness not subject to fixed rates and our exposure to interest rates increase. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

Our properties may not be suitable for lease to datacenter or traditional technology office tenants without significant expenditures or renovations.

Because many of our properties contain tenant improvements installed at our tenants’ expense, they may be better suited for a specific corporate enterprise datacenter user or technology industry tenant and could require modification in order for us to re-lease vacant space to another corporate enterprise datacenter user or technology industry tenant. The tenant improvements may also become outdated or obsolete as the result of technological change, the passage of time or other factors. In addition, our redevelopment space will generally require substantial improvement to be suitable for datacenter use. For the same reason, our properties also may not be suitable for lease to traditional office tenants without significant expenditures or renovations. As a result, we may be required to invest significant amounts or offer significant discounts to tenants in order to lease or re-lease that space, either of which could adversely affect our financial and operating results.

Ownership of properties located outside of the United States subjects us to foreign currency and related risks which may adversely impact our ability to make distributions.

We owned 13 properties located outside of the U.S. at December 31, 2007 and have a right of first offer with respect to another property. In addition, we are currently considering, and will in the future consider, additional international acquisitions.

The ownership of properties located outside of the U.S. subjects us to risk from fluctuations in exchange rates between foreign currencies and the U.S. dollar. We expect that our principal foreign currency exposure will be to the British pound and the Euro. Changes in the relation of these currencies to U.S. dollars will affect our revenues and operating margins, may materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, the per share trading price of our common stock or preferred stock, our ability to satisfy our debt obligations and our ability to qualify as a REIT.

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

Acquisition, development, redevelopment, operation and ownership of foreign properties involve risks greater than those faced by us in the U.S.

Foreign real estate investments usually involve risks not generally associated with investments in the United States. Our international acquisitions, developments, redevelopments, operations are subject to a number of risks, including:

•	risk resulting from our lack of knowledge of local real estate markets, development and redevelopment standards, economies and business practices and customs;

•	our limited knowledge of and relationships with sellers, tenants, contractors, suppliers or other parties in these markets;

•	due diligence, transaction and structuring costs higher than those we may face in the U.S.;

•	complexity and costs associated with managing international development, redevelopment and operations;

•	difficulty in hiring qualified management, sales personnel and service providers in a timely fashion;

•	multiple, conflicting and changing legal, regulatory, entitlement and permitting, tax and treaty environments;

•	exposure to increased taxation, confiscation or expropriation;

•	currency transfer restrictions and limitations on our ability to distribute cash earned in foreign jurisdictions to the U.S.;

•

difficulty in enforcing agreements in non-U.S. jurisdictions, including those entered into in connection with our acquisitions or in the event of a default by one or more of our tenants, suppliers or contractors; and

•	political and economic instability in certain geographic regions.

Our inability to overcome these risks could adversely affect our foreign operations and could harm our business and results of operations.

Risks Related to the Real Estate Industry

Our performance and value are subject to risks associated with real estate assets and with the real estate industry.

Our ability to pay dividends to our stockholders and our operating partnership’s ability to pay distributions to its unitholders, depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, and the value of our properties. These events and conditions include:

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

In addition, periods of economic slowdown or recession, rising interest rates or credit spreads, limited or no access to debt or equity capital or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which would materially adversely affect our financial condition, results of operations, cash flow, cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, per share trading price of our common stock or preferred stock and ability to satisfy our debt service obligations.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Because real estate investments are relatively illiquid and because there may be even fewer buyers for our specialized real estate, our ability to promptly sell properties in our portfolio in response to adverse changes in their performance may be limited, which may harm our financial condition. The real estate market is affected by many factors that are beyond our control, including:

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

We cannot assure you that costs of future environmental compliance will not affect our ability to pay dividends to our stockholders or our operating partnership’s ability to pay distributions to its unitholders or that such costs or other remedial measures will not have a material adverse effect on our business, assets or results of operations.

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

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. We have not conducted an audit or investigation of all of our properties to determine our compliance with the ADA. If one or more of the properties in our portfolio does not comply with the ADA, then we would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA and any other similar legislation, our financial condition, results of operations, cash flow, cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, per share trading price of our common stock or preferred stock and our ability to satisfy our debt service obligations could be materially adversely affected.

We may incur significant costs complying with other regulations.

The properties in our portfolio are subject to various federal, state and local regulations, such as state and local fire and life safety regulations. If we fail to comply with these various regulations, we may have to pay fines or private damage awards. In addition, we do not know whether existing regulations will change or whether future regulations will require us to make significant unanticipated expenditures that will materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, per share trading price of our common stock or preferred stock and our ability to satisfy our debt service obligations.

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

We are also subject to the following additional conflicts of interest with holders of units in our operating partnership:

We may pursue less vigorous enforcement of terms of certain agreements because of conflicts of interest with GI Partners. GI Partners and its related fund, own a property on which we have a right of first offer. GI Partners Fund II, LLP, or GI Partners II, owns The tel(x) Group, an operator of “Meet-Me-Room” network interconnection facilities that leases 87,305 square feet from us under ten lease agreements. Richard Magnuson, the Chairman of our board of directors, is and will continue to be, the chief executive officer of the advisor to GI Partners and GI Partners II. In the future, we may enter into additional agreements with The tel(x) Group or other companies owned by GI Partners or GI Partners II or other GI Partners funds. We may choose not to enforce, or to enforce less vigorously, our rights under theses agreements because of our desire to maintain our ongoing relationship with GI Partners and Mr. Magnuson.

Tax consequences upon sale or refinancing. Sales of properties and repayment of certain indebtedness will affect holders of common units in our operating partnership and our stockholders differently. The parties who contributed the 200 Paul Avenue 1-4 and 1100 Space Park Drive properties to our operating partnership would incur adverse tax consequences upon the sale of these properties and on the repayment of related debt which differ from the tax consequences to us and our stockholders. Consequently, these holders of common units in our operating partnership may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. While we have exclusive authority under the limited partnership agreement of our operating partnership to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, any such decision would require the approval of our board of directors. Certain of our directors and executive officers could exercise their influence in a manner inconsistent with the interests of some, or a majority, of our stockholders, including in a manner which could prevent completion of a sale of a property or the repayment of indebtedness.

Our charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction.

Our charter and the articles supplementary with respect to the preferred stock contain 9.8% ownership limits. Our charter, subject to certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and to limit any person to actual or constructive ownership of no more than 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of our common stock, 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of any series of preferred stock and 9.8% of the value of our outstanding capital stock. Our board of directors, in its sole discretion, may exempt a proposed transferee from the ownership limit. However, our board of directors may not grant an exemption from the ownership limit to any proposed transferee whose direct or indirect ownership of more than 9.8% of the outstanding shares of our common stock, more than 9.8% of the outstanding shares of any series of preferred stock or more than 9.8% of the value of our outstanding capital stock could jeopardize our status as a REIT. These restrictions on transferability and ownership will not apply if our board of directors determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. The ownership limit may delay, defer or prevent a transaction or a change of control that might be in the best interest of our common or preferred stockholders.

We could increase the number of authorized shares of stock and issue stock without stockholder approval. Our charter authorizes our board of directors, without stockholder approval, to amend the charter to increase the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, to issue authorized but unissued shares of our common stock or preferred stock and, subject to the voting rights of holders of preferred stock, to classify or reclassify any unissued shares of our common stock or preferred stock and to set the preferences, rights and other terms of such classified or reclassified shares. Although our board of directors has no such intention at the present time, it could establish a series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might be in the best interest of our common or preferred stockholders.

Certain provisions of Maryland law could inhibit changes in control. Certain provisions of the MGCL may have the effect of impeding a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could be in the best interests of our common or preferred stockholders, including:

•

“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding shares of voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations; and

•

“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

Our board of directors adopted a policy of limiting our indebtedness to 60% of our total market capitalization. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), excluding options issued under our incentive award plan, plus the aggregate value of the units not held by us, plus the liquidation preference of outstanding preferred stock, plus the book value of our total consolidated indebtedness. However, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged which could result in an increase in our debt service and which could materially adversely affect our cash flow and our ability to make distributions, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, including us. Higher leverage also increases the risk of default on our obligations.

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

We have operated and intend to continue operating in a manner that we believe will allow us to qualify as a REIT for federal income tax purposes under the Code. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT. If we lose our REIT status, we will face serious tax consequences that would substantially reduce our cash available for distribution, including cash available to pay dividends to our preferred stockholders or make distributions to our common stockholders, for each of the years involved because:

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

The power of our board of directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in our markets or the technology industry;

•	our dependence upon significant tenants;

•	bankruptcy or insolvency of a major tenant;

•	downturn of local economic conditions in our geographic markets;

•	our inability to comply with the rules and regulations applicable to public companies or to manage our growth effectively;

•	difficulty acquiring or operating properties in foreign jurisdictions;

•	defaults on or non-renewal of leases by tenants;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	restrictions on our ability to engage in certain business activities;

•	risks related to joint venture investments;

•	decreased rental rates or increased vacancy rates;

•	inability to successfully develop and lease new properties and space held for redevelopment;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	increased competition or available supply of data center space;

•	our failure to successfully operate acquired properties;

•	our inability to acquire off-market property;

•	delays or unexpected costs in development or redevelopment of properties;

•	our failure to maintain our status as a REIT;

•	possible adverse changes to tax laws;

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations;

•	changes in foreign currency exchange rates;

•	changes in foreign laws and regulations, including those related to taxation and real estate ownership and operation; and

•	changes in real estate and zoning laws and increases in real property tax rates.

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

Our Portfolio

As of December 31, 2007, we owned 70 properties through our operating partnership, excluding one property held as an investment in an unconsolidated joint venture. These properties are primarily located throughout North America, with 12 properties located in Europe, and contain a total of approximately 12.3 million net rentable square feet including 1.8 million square feet held for redevelopment. The following table presents an overview of our portfolio of properties excluding the one property held as an investment in a joint venture, based on information as of December 31, 2007.

Property(1)	Acquisition date	Metropolitan Area	Net Rentable Square Feet Excluding Redevelopment Space(2)	Redevelopment Space(3)	Annualized Rent ($000)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot ($)(6)
Internet Gateways
350 East Cermak Road	May-05	Chicago	974,837	158,902	32,149	98.3%	33.54
120 E. Van Buren Street	Jul-06	Phoenix	249,425	38,089	19,045	84.6%	90.23
200 Paul Avenue 1-4	Nov-04	San Francisco	527,680	—	19,054	97.4%	37.07
2323 Bryan Street	Jan-02	Dallas	457,217	19,890	13,257	78.7%	36.85
600 West Seventh Street	May-04	Los Angeles	482,089	7,633	13,042	89.4%	30.25
111 Eighth Avenue(7)	Mar-07	New York	116,843	—	11,179	100.0%	95.68
1100 Space Park Drive	Nov-04	Silicon Valley	165,297	—	7,200	97.6%	44.63
114 Rue Ambroise Croizat(8)	Dec-06	Paris, France	130,996	221,150	5,062	100.0%	38.64
600-780 S. Federal	Sep-05	Chicago	161,547	—	5,005	80.3%	38.60
6 Braham Street(9)	Jul-02	London, England	63,233	—	4,402	100.0%	69.62
36 NE 2nd Street	Jan-02	Miami	162,140	—	4,280	95.9%	27.54
900 Walnut Street	Aug-07	St Louis	112,266	—	3,333	98.6%	30.11
731 East Trade Street	Aug-05	Charlotte	40,879	—	1,131	100.0%	27.67
113 North Myers	Aug-05	Charlotte	20,086	9,132	707	100.0%	35.20
125 North Myers	Aug-05	Charlotte	25,402	—	390	51.3%	29.90

			3,689,937	454,796	139,236	92.6%	40.75
Data Centers
300 Boulevard East	Nov-02	New York	311,950	—	12,778	100.0%	40.96
833 Chestnut Street	Mar-05	Philadelphia	580,147	74,611	9,653	80.5%	20.66
Unit 9, Blanchardstown Corporate Park(8)	Dec-06	Dublin, Ireland	120,000	—	9,016	96.4%	77.97
2045 & 2055 LaFayette Street	May-04	Silicon Valley	300,000	—	6,300	100.0%	21.00
3 Corporate Place	Dec-05	New York	205,106	71,825	6,167	88.4%	34.02
11830 Webb Chapel Road	Aug-04	Dallas	365,647	—	5,788	96.6%	16.39
150 South First Street	Sep-04	Silicon Valley	179,761	—	5,094	97.7%	29.01
14901 FAA Boulevard	Jun-06	Dallas	263,700	—	4,474	100.0%	16.97
12001 North Freeway	Apr-06	Houston	280,483	20,222	4,307	98.5%	15.60
2334 Lundy Place	Dec-02	Silicon Valley	130,752	—	4,253	100.0%	32.53
44470 Chilum Place	Feb-07	Northern Virginia	95,440	—	3,906	100.0%	40.93
2401 Walsh Street	Jun-05	Silicon Valley	167,932	—	3,211	100.0%	19.12
8534 Concord Center Drive	Jun-05	Denver	85,660	—	3,169	100.0%	37.00
Naritaweg 52(8)(10)	Dec-07	Amsterdam, Netherlands	63,260	—	2,866	100.0%	45.31
4025 Midway Road	Jan-06	Dallas	72,991	27,599	2,459	54.9%	61.35
210 N Tucker Boulevard	Aug-07	St Louis	139,588	62,000	2,266	95.0%	17.09
375 Riverside Parkway	Jun-03	Atlanta	200,442	49,749	2,238	92.9%	12.01
200 North Nash Street	Jun-05	Los Angeles	113,606	—	2,172	100.0%	19.12
Paul van Vlissingenstraat 16(8)	Aug-05	Amsterdam, Netherlands	77,472	35,000	2,166	58.8%	47.56
115 Second Avenue	Oct-05	Boston	66,730	—	2,064	42.1%	73.50
2403 Walsh Street	Jun-05	Silicon Valley	103,940	—	1,988	100.0%	19.13
1807 Michael Faraday Court	Oct-06	Northern Virginia	19,237	—	1,953	100.0%	101.52
8100 Boone Boulevard(7)	Oct-06	Northern Virginia	17,015	—	1,886	100.0%	110.84

Property(1)	Acquisition date	Metropolitan Area	Net Rentable Square Feet Excluding Redevelopment Space(2)	Redevelopment Space(3)	Annualized Rent ($000)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot ($)(6)
4700 Old Ironsides Drive	Jun-05	Silicon Valley	90,139	—	1,724	100.0%	19.13
4650 Old Ironsides Drive	Jun-05	Silicon Valley	84,383	—	1,614	100.0%	19.13
Chemin de l’Epinglier 2(8)	Nov-05	Geneva, Switzerland	59,190	—	1,594	100.0%	26.93
3065 Gold Camp Drive	Oct-04	Sacramento	62,957	—	1,502	100.0%	23.86
3015 Winona Avenue	Dec-04	Los Angeles	82,911	—	1,500	100.0%	18.09
21110 Ridgetop Circle	Jan-07	Northern Virginia	135,513	—	1,480	100.0%	10.92
251 Exchange Place	Nov-05	Northern Virginia	70,982	—	1,458	100.0%	20.54
6800 Millcreek Drive	Apr-06	Toronto, Canada	83,758	—	1,442	100.0%
Clonshaugh Industrial Estate(8)	Feb-06	Dublin, Ireland	20,000	—	1,442	100.0%	72.10
1125 Energy Park Drive	Mar-05	Minneapolis/St. Paul	112,827	—	1,437	100.0%	12.74
101 Aquila Way	Apr-06	Atlanta	313,581	—	1,411	100.0%	4.50
43831 Devon Shafron Drive	Mar-07	Northern Virginia	117,071	—	1,377	100.0%	11.76
3300 East Birch Street	Aug-03	Los Angeles	68,807	—	1,319	100.0%	19.17
Gyroscoopweg 2E-2F(8)	Jul-06	Amsterdam, Netherlands	55,585	—	1,232	100.0%	22.16
600 Winter Street	Sep-06	Boston	30,400	—	763	100.0%	25.10
7620 Metro Center Drive	Dec-05	Austin	45,000	—	605	100.0%	13.44
2300 NW 89th Place	Sep-06	Miami	64,174	—	581	100.0%	9.05
43881 Devon Shafron Drive	Mar-07	Northern Virginia	50,000	130,000	473	100.0%	9.46
1 St. Anne’s Boulevard(9)	Dec-07	London, England	20,219	—	327	100.0%	16.17
2440 Marsh Lane	Jan-03	Dallas	5,500	129,750	62	100.0%	11.27
Clonshaugh Industrial Estate (Land)	Feb-06	Dublin, Ireland	—	124,500	—	0.0%	—
Cressex 1	Dec-07	London, England	—	50,848	—	0.0%	—
3 St. Anne’s Boulevard	Dec-07	London, England	—	96,384	—	0.0%	—
2055 East Technology Circle(11)	Oct-06	Phoenix	—	76,350	—	0.0%	—
3011 Lafayette Street	Jan-07	Silicon Valley	—	90,780	—	0.0%	—
43791 Devon Shafron Drive	Mar-07	Northern Virginia	—	135,000	—	0.0%	—
1500 Space Park Drive	Sep-07	Silicon Valley	—	49,852	—	0.0%	—
7500 Metro Center Drive	Dec-05	Austin	—	74,962	—	0.0%	—

			5,533,856	1,299,432	123,517	94.8%	23.54
Technology Manufacturing
34551 Ardenwood Boulevard 1-4	Jan-03	Silicon Valley	307,657	—	8,205	100.0%	26.67
47700 Kato Road & 1055 Page Avenue	Sep-03	Silicon Valley	183,050	—	3,684	100.0%	20.13
2010 East Centennial Circle(12)	May-03	Phoenix	113,405	—	2,852	100.0%	25.15
2 St. Anne’s Boulevard(9)	Dec-07	London, England	30,612	—	496	100.0%	16.20

			634,724	—	15,238	100.0%	24.01
Technology Office
100 & 200 Quannapowitt Parkway	Jun-04	Boston	386,956	—	7,305	100.0%	18.88
4849 Alpha Road	Apr-04	Dallas	125,538	—	2,856	100.0%	22.75
1 Savvis Parkway	Aug-07	St Louis	156,000	—	2,644	100.0%	16.95

			668,494	—	12,805	100.0%	19.16

Portfolio Total/Weighted Average			10,527,011	1,754,228	$290,795	94.7%	29.18

(1)	We have categorized the properties in our portfolio by their principal use based on annualized rent. However, many of our properties support multiple uses.
(2)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease based on engineering drawings. Net rentable square feet includes tenants’ proportional share of common areas but excludes space held for redevelopment.
(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership or tenants and requires a large capital investment in order to build out the space.
(4)	Annualized rent represents the monthly contractual rent under existing leases as of December 31, 2007 multiplied by 12.
(5)	Excludes space held for redevelopment. Includes unoccupied space for which we are receiving rent and excludes space for which leases had been executed as of December 31, 2007 but for which we are not receiving rent.
(6)	Annualized rent per square foot represents annualized rent as computed above, divided by the total square footage under lease as of the same date.
(7)

111 Eighth Avenue (2nd and 6th floors), 8100 Boone Boulevard and 111 Eighth Avenue (3rd and 7th floors) are subject to operating leases, which expire in June 2014, September 2017 and February 2022, respectively.

(8)	Rental amounts for Unit 9, Blanchardstown Corporate Park, 114 Rue Ambroise Croizat, Naritaweg 52, Paul van Vlissingenstraat 16, Chemin de l’Epinglier 2, Clonshaugh Industrial Estate and Gyroscoopweg 2E-2F were calculated based on the exchange rate in effect on December 31, 2007 of $1.46 per € 1.00. Paul Van Vlissingenstraat 16, Chemin de l’Epinglier 2 and Clonshaugh Industrial Estate are subject to ground leases, which expire in the years 2054, 2074 and 2981, respectively.
(9)	Rental amounts for 6 Braham Street, 1 St. Anne’s Boulevard and 2 St. Anne’s Boulevard were calculated based on the exchange rate in effect on December 31, 2007 of $1.99 per £1.00.
(10)	We are party to a ground sublease for this property. This is a perpetual ground sublease. Lease payments were prepaid by prior owner of this property through December 2036.
(11)	We are party to a ground sublease for this property. The term of the ground sublease expires in September 2083. All of the lease payments were prepaid by prior owner of this property.
(12)	We are party to a ground sublease for this property. The term of the ground sublease expires in the year 2082.

Tenant Diversification

As of December 31, 2007 our portfolio was leased to 414 companies, many of which are nationally recognized firms. The following table sets forth information regarding the 15 largest tenants in our portfolio based on annualized rent as of December 31, 2007.

	Tenant	Number of Locations	Total Occupied Square Feet (1)	Percentage of Net Rentable Square Feet	Annualized Rent ($000) (2)	Percentage of Annualized Rent	Weighted Average Remaining Lease Term in Months
1	Savvis Communications	16	1,578,005	15.0%	$34,223	11.8%	132
2	Qwest Communications International, Inc.	13	770,928	7.3%	23,926	8.2%	91
3	Equinix Operating Company, Inc.	4	454,672	4.3%	12,042	4.1%	107
4	TelX Group, Inc.	10	82,581	0.8%	10,185	3.5%	227
5	AT & T	11	386,430	3.7%	8,729	3.0%	77
6	NTT Communications Company	2	241,370	2.3%	7,294	2.5%	57
7	Comverse Technology, Inc.	1	367,033	3.5%	7,006	2.4%	37
8	JPMorgan Chase & Co.	2	27,377	0.3%	6,960	2.4%	105
9	Microsoft Corporation	1	300,000	2.8%	6,300	2.2%	93
10	Level 3 Communications, LLC	11	289,788	2.8%	5,871	2.0%	52
11	AboveNet, Inc.	8	150,661	1.4%	5,859	2.0%	127
12	Amgen, Inc.	1	131,386	1.2%	5,551	1.9%	89
13	Amazon	3	164,847	1.6%	5,402	1.9%	141
14	Leslie & Godwin Investments	1	63,233	0.6%	4,402	1.5%	24
15	Thomas Jefferson University	1	181,414	1.7%	3,807	1.3%	125

	Total/Weighted Average		5,189,725	49.3%	$147,557	50.7%	101

(1)	Occupied square footage is defined as leases that have commenced on or before December 31, 2007.
(2)	Annualized rent represents the monthly contractual rent under existing leases as of December 31, 2007 multiplied by 12.
(3)	Level 3 Communications includes Wiltel Communications & Broadwing Communications.
(4)	Leslie & Godwin is a UK subsidiary of AON Corporation.

Lease Distribution

The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on net rentable square feet (excluding space held for redevelopment) under lease as of December 31, 2007.

Square Feet Under Lease	Number of Leases	Percentage of All Leases	Total Net Rentable Square Feet	Percentage of Net Rentable Square Feet	Annualized Rent ($000)	Percentage of Annualized Rent
Available(1)			559,964	5.3%	$—	0.0%
2,500 or less	622	67.5%	269,662	2.6%	55,989	19.3%
2,501-10,000	134	14.6%	771,273	7.3%	27,824	9.6%
10,001- 20,000	52	5.7%	1,007,783	9.6%	26,663	9.2%
20,001-40,000	46	5.0%	1,473,385	14.0%	36,750	12.6%
40,001-100,000	42	4.6%	2,841,402	27.0%	73,313	25.1%
Greater than 100,000	24	2.6%	3,603,542	34.2%	70,256	24.2%

Portfolio Total	920	100.0%	10,527,011	100.0%	$290,795	100.0%

(1)	Excludes approximately 1.8 million square feet held for redevelopment at December 31, 2007.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2007 plus available space for each of the next ten full calendar years at the properties in our portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options and all early termination rights.

Year	Number of Leases Expiring	Square Footage of Expiring Leases	Percentage of Net Rentable Square Feet	Annualized Rent ($000)	Percentage of Annualized Rent	Annualized Rent Per Occupied Square Foot	Annualized Rent Per Occupied Square Foot at Expiration	Annualized Rent at Expiration ($000)
Available(1)		559,964	5.3%	$—	0.0%
2008	269	370,801	3.5%	23,695	8.1%	$63.90	$67.70	25,103
2009	107	479,753	4.6%	16,998	5.8%	35.43	38.43	18,435
2010	92	894,705	8.5%	23,403	8.0%	26.16	27.34	24,461
2011	77	1,586,813	15.1%	33,024	11.4%	20.81	23.37	37,089
2012	63	158,956	1.5%	13,102	4.5%	82.43	93.09	14,797
2013	24	480,588	4.6%	9,676	3.3%	20.13	23.12	11,113
2014	31	497,859	4.7%	12,842	4.4%	25.79	32.03	15,945
2015	77	1,738,028	16.5%	55,983	19.3%	32.21	38.21	66,413
2016	55	828,480	7.9%	27,300	9.4%	32.95	39.00	32,308
2017	30	543,260	5.2%	13,406	4.6%	24.68	36.24	19,687
Thereafter	95	2,387,804	22.6%	61,366	21.2%	25.70	39.94	95,373

Portfolio Total / Weighted Average	920	10,527,011	100.0%	$290,795	100.0%	$29.18	$36.19	$360,725

(1)	Excludes approximately 1.8 million square feet held for redevelopment at December 31, 2007.
(2)	Includes 63,233 square feet of net rentable space in 6 Braham Street. This property is subleased by Level 3 Communications from Leslie & Godwin, a United Kingdom subsidiary of AON Corporation, through December 2009. Level 3 Communications has executed a lease that will commence upon expiration of the Leslie & Godwin lease and continue through December 2014. Leslie & Godwin remain liable to us for rents under its lease.

Right of First Offer Property

At December 31, 2007 there is one property located in Germany owned by Global Innovation Partners LLC, or GI Partners, that is subject to a right of first offer agreement, whereby we have the right to make the first offer to purchase this property if GI Partners decides to sell it. This agreement expires on December 31, 2009. We acquired one property from GI Partners that was subject to a right of first offer in June 2005.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we may become subject to tort claims, breach of contract and other claims and administrative proceedings. As of December 31, 2007, we were not a party to any legal proceedings which we believe would have a material adverse effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2007.

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

	High	Low	Last	Dividends Declared
First Quarter 2006	$28.59	$22.29	$28.17	$0.26500
Second Quarter 2006	$29.54	$22.66	$24.69	$0.26500
Third Quarter 2006	$31.88	$24.58	$31.32	$0.26500
Fourth Quarter 2006	$37.31	$30.73	$34.23	$0.28625

First Quarter 2007	$40.42	$33.76	$39.90	$0.28625
Second Quarter 2007	$42.86	$36.70	$37.68	$0.28625
Third Quarter 2007	$40.62	$32.04	$39.39	$0.28625
Fourth Quarter 2007	$44.21	$35.05	$38.37	$0.31000

We intend to continue to declare quarterly dividends on our common stock. The actual amount and timing of dividends, however, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future dividends. The exchange rate on our $172.5 million principal amount of exchangeable debentures and the conversion rate on our series C cumulative convertible preferred stock and our series D cumulative convertible preferred stock are each subject to adjustment for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.265 per share per quarter, $0.28625 per share per quarter and $0.31 per share per quarter, respectively. Therefore, increases to our quarterly dividend may increase the dilutive impact of the exchangeable debentures, series C cumulative convertible preferred stock and series D cumulative convertible preferred stock on our common stockholders. See Part I, Item 1A, Risk Factors “Risks Related to Our Business and Operations—The exchange and repurchase rights of our exchangeable debentures may be detrimental to holders of common stock.”

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

As of February 22, 2008, there were 8 stockholders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

EQUITY COMPENSATION PLAN TABLE

The following table provides information with respect to shares of our common stock that may be issued under our existing equity compensation plan as of December 31, 2007.

Equity Compensation Plan Information

	(a)	(b)	(c)	(d)
Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options(1)	Number of shares of restricted Common Stock and Common Stock issuable upon redemption of outstanding long-term incentive units and class C units(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (c))(3)
Equity Compensation plans approved by stockholders	1,158,600	$27.86	3,110,200	4,154,137
Equity Compensation plans not approved by stockholders	N/A	N/A	N/A	N/A

(1)	The weighted-average remaining term is 8.22 years.
(2)	The number of unvested full-value awards is 2,167,667. Full-value awards are comprised of restricted stock, long-term incentive units and class C units.
(3)	Includes shares available for future restricted stock grants and shares issuable upon redemption of long-term incentive units available to be granted under the 2004 Incentive Award Plan.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total stockholder return on our common stock during the period from November 3, 2004 (the date of our initial public offering) through December 31, 2007, with the cumulative total return on the Morgan Stanley REIT Index (RMS) and the S&P 500 Market Index. The comparison assumes that $100 was invested on November 3, 2004 in our common stock and in each of these indices and assumes reinvestment of dividends, if any.

COMPARE CUMULATIVE TOTAL RETURN

AMONG DIGITAL REALTY TRUST, INC, S&P 500 INDEX AND RMS INDEX

Assumes $100 invested on November 3, 2004

Assumes dividends reinvested

Fiscal year ending December 31, 2007

Pricing Date	DLR($)	S&P 500	RMS
November 3, 2004	100.0	100.0	100.0
December 31, 2004	113.6	106.3	107.8
December 31, 2005	202.0	111.6	121.5
December 31, 2006	317.5	113.3	164.6
December 31, 2007	366.8	136.3	136.9

•

This graph and the accompanying text is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

•	The stock price performance shown on the graph is not necessarily indicative of future price performance.
•

The hypothetical investment in our common stock presented in the stock performance graph above is based on an initial price of $12.00 per share, the price on November 3, 2004, the date of our initial public offering.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and operating data on an historical basis for our company and on a combined historical basis for our company’s Predecessor. The Predecessor is comprised of the real estate activities and holdings of GI Partners related to the properties GI Partners contributed to our portfolio in connection with our initial public offering. We have not presented historical information for our company for periods prior to the consummation of our initial public offering because we did not have any corporate activity until the completion of our initial public offering other than the issuance of shares of common stock in connection with the initial capitalization of our company, and because we believe that a discussion of the results of the Company would not be meaningful. The Predecessor’s combined historical financial information includes:

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

The Company and the Company Predecessor

(Amounts in thousands, except per share data)

	The Company				The Predecessor
	Year Ended December 31,			Period from November 3, 2004 to December 31, 2004	Period from January 1, 2004 to November 2, 2004	Year ended December 31, 2003
	2007	2006	2005
Statement of Operations Data:
Operating Revenues:
Rental	$319,603	$221,371	$150,072	$18,753	$57,112	$47,343
Tenant reimbursements	75,003	50,340	35,720	3,772	11,248	8,488
Other	641	365	5,829	—	—	4,283

Total operating revenues	395,247	272,076	191,621	22,525	68,360	60,114
Operating Expenses:
Rental property operating and maintenance	108,744	59,255	39,257	4,488	10,933	7,855
Property taxes	27,181	26,890	20,189	1,564	5,874	4,330
Insurance	5,527	3,682	2,653	435	1,203	579
Depreciation and amortization	134,394	86,129	55,702	6,293	18,785	15,100
General and administrative	31,600	20,441	12,615	20,766	199	301
Asset management fees to related party	—	—	—	—	2,655	3,185
Other	912	1,111	1,617	57	1,021	2,459

Total operating expenses	308,358	197,508	132,033	33,603	40,670	33,809
Operating income (loss)	86,889	74,568	59,588	(11,078)	27,690	26,305
Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	449	177	—	—	—	—
Interest and other income	2,287	1,270	1,274	30	69	45
Interest expense	(64,404)	(49,595)	(35,381)	(5,000)	(16,768)	(9,860)
Loss from early extinguishment of debt	—	(527)	(1,021)	(283)	—	—

Income (loss) from continuing operations before minority interests	25,221	25,893	24,460	(16,331)	10,991	16,490
Minority interests in consolidated joint ventures of continuing operations	—	—	—	(20)	14	(149)
Minority interests in continuing operations of operating partnership	(809)	(5,113)	(8,330)	10,192	—	—

Income (loss) from continuing operations	24,412	20,780	16,130	(6,159)	11,005	16,341
Income (loss) from discontinued operations before minority interests	19,444	18,410	(103)	(39)	(302)	301
Minority interests attributable to discontinued operations	(3,264)	(7,798)	74	29	23	—

Income (loss) from discontinued operations	16,180	10,612	(29)	(10)	(279)	301

Net income (loss)	40,592	31,392	16,101	(6,169)	$10,726	$16,642

Preferred stock dividends	(19,330)	(13,780)	(10,014)	—

Net income (loss) available to common stockholders	$21,262	$17,612	$6,087	$(6,169)

Per Share Data:
Basic income (loss) per share available to common stockholders	$0.35	$0.49	$0.25	$(0.30)
Diluted income (loss) per share available to common stockholders	$0.34	$0.47	$0.25	$(0.30)
Cash dividend per common share	$1.17	$1.08	$1.00	$0.16
Weighted average common shares outstanding:
Basic	60,527,625	36,134,983	23,986,288	20,770,875
Diluted	62,585,252	37,442,192	24,221,732	20,770,875

	The Company				The Predecessor
	December 31,				December 31, 2003
	2007	2006	2005	2004
Balance Sheet Data:
Net investments in real estate	$2,301,694	$1,736,802	$1,194,106	$787,412	$391,737
Total assets	2,809,464	2,186,219	1,529,170	1,013,287	479,698
Revolving credit facility	299,731	145,452	181,000	44,000	44,436
Mortgages and other secured loans	895,507	804,686	568,067	475,498	253,429
Exchangeable senior debentures	172,500	172,500	—	—	—
Total liabilities	1,687,637	1,338,031	880,228	584,229	328,303
Minority interests in consolidated joint ventures	4,928	—	206	997	3,444
Minority interests in operating partnership	72,983	138,416	262,239	254,862	—
Total stockholders’/owner’s equity	1,043,916	709,772	386,497	173,199	147,951
Total liabilities and stockholders’/owner’s equity	$2,809,464	$2,186,219	$1,529,170	$1,013,287	$479,698

	The Company			The Company and the Predecessor	The Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Year ended December 31,
				2004	2003
Cash flows from (used in):
Operating activities	$105,655	$99,364	$77,050	$44,638	$27,628
Investing activities	(537,427)	(597,786)	(474,713)	(371,277)	(213,905)
Financing activities	440,863	509,753	404,036	326,022	187,873

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.” Certain risk factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the sections in this report entitled “Risk Factors” and “Forward-Looking Statements.”

Overview

Our company. We completed our initial public offering of common stock (IPO) on November 3, 2004. We believe that we have operated in a manner that has enabled us to qualify, and have elected to be treated, as a Real Estate Investment Trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Code). Our company was formed on March 9, 2004. During the period from our formation until we commenced operations in connection with the completion of our IPO we did not have any corporate activity other than the issuance of shares of common stock in connection with the initial capitalization of the company. Any reference to “our”, “we” and “us” in this filing includes our company and our predecessor. Our predecessor is comprised of the real estate activities and holdings of Global Innovation Partners LLC, or GI Partners, which GI Partners contributed to us in connection with our IPO.

Business and strategy. Our primary business objectives are to maximize sustainable long-term growth in earnings, funds from operations and cash flow per share and to maximize returns to our stockholders. We expect to achieve our objectives by focusing on our core business of investing in and redeveloping technology-related real estate. A significant component of our current and future internal growth is anticipated through the development of our existing space held for redevelopment and new properties. We target high quality, strategically located properties containing applications and operations critical to the day-to-day operations of corporate enterprise datacenter and technology industry tenants and properties that may be redeveloped for such use. Most of our properties contain fully redundant electrical supply systems, multiple power feeds, above-standard precision cooling systems, raised floor areas, extensive in-building communications cabling and high-level security systems. We focus solely on technology-related real estate because we believe that the growth in corporate datacenter adoption and the technology-related real estate industry generally will be superior to that of the overall economy.

As of December 31, 2007, we own an aggregate of 70 technology-related real estate properties, excluding one property held as an investment in an unconsolidated joint venture, with 12.3 million rentable square feet including approximately 1.8 million square feet of space held for redevelopment. At December 31, 2007, approximately 637,000 square feet of our space held for redevelopment was under construction for Turn-Key Datacenter™, build-to-suit datacenter and Powered Base Building™ space in 10 U.S. and European markets. We have developed detailed, standardized procedures for evaluating acquisitions to ensure that they meet our financial, technical and other criteria. We expect to continue to acquire additional assets as a key part of our growth strategy. We intend to aggressively manage and lease our assets to increase their cash flow. We will continue to build out our redevelopment portfolio when justified by anticipated returns.

We may acquire properties subject to existing mortgage financing and other indebtedness or new indebtedness may be incurred in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any dividends with respect to our common stock and our preferred stock. We currently intend to limit our indebtedness to 60% of our total market capitalization and, based on the closing price of our common stock on December 31, 2007 of $38.37, our ratio of debt to total market capitalization was approximately 31% as of December 31, 2007. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us (with the per unit value equal to the market value of one share of our common stock and excluding long-term incentive units and Class C units), plus the book value of our total consolidated indebtedness.

In addition, we may sell properties from time to time that no longer meet our business objectives. In June 2006, 7979 East Tufts Avenue met the criteria to be presented as held for sale, which resulted in the reclassification of the operating results of this property to discontinued operations for all periods presented. This property was sold on July 12, 2006. In addition, we sold 100 Technology Center Drive and 4055 Valley View Lane on March 20, 2007 and March 30, 2007, respectively and the results of operations for these properties have also been reclassified as discontinued operations for all periods presented.

Revenue Base. As of December 31, 2007, we owned 70 properties through our Operating Partnership, excluding one property held as an investment in an unconsolidated joint venture. These properties are mainly located throughout the U.S., with 12 properties located in Europe and one property in Canada. We acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties Acquired(1)	Net Rentable Square Feet Acquired(2)	Square Feet of Space Held for Redevelopment as of December 31, 2007(3)
2002	5	1,125,292	19,890
2003	6	878,861	179,499
2004	10	2,678,836	7,633
2005	20	3,085,865	424,432
2006	16	1,838,188	507,910
2007	13	919,969	614,864

Properties owned as of December 31, 2007	70	10,527,011	1,754,228

(1)	Excludes properties sold in 2007 and 2006: 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006.
(2)	Excludes space held for redevelopment.
(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space. The amounts included in this table represent redevelopment space as of December 31, 2007 in the properties acquired during the relevant period.

As of December 31, 2007, the properties in our portfolio were approximately 94.7% leased excluding 1.8 million square feet held for redevelopment. Due to the capital intensive and long term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of December 31, 2007, our original average lease term was approximately 12 years, with an average of eight years remaining. Leasing since the completion of our initial public offering in November 2004 has been at lease terms shorter than 12 years. Our lease expirations through December 31, 2009 are 8.1% of net rentable square feet excluding space held for redevelopment as of December 31, 2007. Operating revenues from properties outside the United States were $34.2 million, $13.2 million and $6.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Factors Which May Influence Future Results of Operations

Rental income. The amount of rental income generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 1.8 million square feet held for redevelopment, as of December 31, 2007, the occupancy rate in the properties in our portfolio was approximately 94.7% of our net rentable square feet.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 10.5 million square feet of net rentable square feet, excluding redevelopment space, at December 31, 2007 is approximately 124,000 net rentable square feet of space with extensive datacenter improvements that is currently, or will shortly be, available for lease. Since our IPO, we have leased approximately 1,236,000 square feet of similar space. These Turn-Key Datacenters™ are effective solutions for tenants who lack the expertise or capital budget to provide their own extensive datacenter infrastructure and security. As experts in datacenter construction and operations we are able to lease space to these tenants at a significant premium over other uses. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

In addition, as of December 31, 2007, we had approximately 1.8 million square feet of redevelopment space, or approximately 14% of the total space in our portfolio, including eight vacant properties comprising approximately 699,000 square feet. Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use, and in addition, we may require additional time or encounter delays in securing tenants for redevelopment space. We will require additional capital to finance our redevelopment activities, which may not be available or available on terms acceptable to us. Our ability to grow earnings depends in part on our ability to redevelop space and lease redevelopment space at favorable rates, which we may not be able to obtain. We intend to purchase additional vacant properties and properties with vacant redevelopment space in the future.

Economic downturns or regional downturns affecting our submarkets or downturns in the technology-related real estate industry that impair our ability to lease or renew or re-lease space, otherwise reduce returns on our investments or the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. As of December 31, 2007, we had no material tenants in bankruptcy.

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 0.6 million square feet of available space in our portfolio, which excludes approximately 1.8 million square feet available for redevelopment as of December 31, 2007, leases representing approximately 3.5% and 4.6% of the square footage of our portfolio, excluding redevelopment space, are scheduled to expire during the periods ending December 31, 2008 and 2009, respectively.

Market concentration. We depend on the market for technology based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of December 31, 2007 our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of total annualized rent(1)
Silicon Valley	14.9%
Chicago	12.8%
New York	10.4%
Dallas	9.9%
Phoenix	7.5%
San Francisco	6.6%
Los Angeles	6.2%
Other	31.7%

100.0%

(1)	Annualized rent is monthly contractual rent under existing leases as of December 31, 2007 multiplied by 12.

Operating expenses. Our operating expenses generally consist of utilities, property taxes, property management fees, insurance and site maintenance costs, as well as rental expenses on our ground and building leases. We also incur general and administrative expenses, including expenses relating to our asset management function, as well as significant legal, accounting and other expenses related to corporate governance, U.S. Securities and Exchange Commission reporting and compliance with the various provisions of the Sarbanes-Oxley Act. Increases or decreases in such operating expenses will impact our overall performance. We expect to incur additional operating expenses as we expand.

Interest Rates and Liquidity. As of December 31, 2007, we had approximately $563.7 million of variable rate debt, of which approximately $258.4 million was mortgage debt subject to interest rate swap agreements, and $299.7 million was outstanding on our line of credit facility. Since 2002, with the exception of recent rate cuts, the United States Federal Reserve has been increasing short term interest rates, which has had a significant upward impact on shorter-term interest rates, including the interest rates that our variable rate debt is based upon. Furthermore, difficulties with “sub-prime” residential housing credit have impacted corporate debt. Liquidity traditionally provided by collateralized debt obligations has significantly decreased. The affects on commercial real estate mortgages include: 1) higher loan spreads, 2) tightened loan covenants and 3) reduced loan to value ratios and resulting borrower proceeds. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition, results of operations, and reduce our access to capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which would further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or make the cash dividends to our stockholders necessary to maintain our qualification as a REIT.

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

Capitalization of costs.

We capitalize pre-acquisition costs related to probable property acquisitions. We also capitalize direct and indirect costs related to construction, development and redevelopment, including property taxes, insurance, financing and employee costs relating to space under development. Costs previously capitalized related to any property acquisitions no longer considered probable are written off, which may have a material effect on our net income. The selection of costs to capitalize and which acquisitions are probable is subjective and depends on many assumptions including the timing of potential acquisitions and the probability that future acquisitions occur. If we made different assumptions in this respect we would have a different amount of capitalized costs in the periods presented leading to different net income.

Revenue Recognition

Rental income is recognized using the straight-line method over the terms of the tenant leases. Deferred rents included in our balance sheets represent the aggregate excess of rental revenue recognized on a straight-line basis over the contractual rental payments that would be received under the remaining terms of the leases. Many of our leases contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. However, we generally are not entitled to reimbursement of property operating expenses and real estate taxes under our leases for Turn-Key Datacenters™. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized over the remaining term of the lease, effective as of the date the lease modification is finalized, assuming collection is not considered doubtful. As discussed above, we recognize amortization of the value of acquired above or below market tenant leases as a reduction of rental income in the case of above market leases or an increase to rental revenue in the case of below market leases.

We must make subjective estimates as to when our revenue is earned and the collectability of our accounts receivable related to minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness and current economic trends when evaluating the adequacy of the allowance for bad debts. These estimates have a direct impact on our net income because a higher bad debt allowance would result in lower net income, and recognizing rental revenue as earned in one period versus another would result in higher or lower net income for a particular period.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the years ended December 31, 2007, 2006 and 2005. A summary of our results for the years ended December 31, 2007, 2006 and 2005 was as follows (in thousands).

Year Ended December 31,	2007	2006	2005
Statement of Operations Data:
Total operating revenues	$395,247	$272,076	$191,621
Total operating expenses	(308,358)	(197,508)	(132,033)

Operating income	86,889	74,568	59,588
Other expenses, net	(61,668)	(48,675)	(35,128)

Income from continuing operations before minority interests	$25,221	$25,893	$24,460

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of such growth, a period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (same store properties are properties that were owned and operated for the entire current year and the entire immediate preceding year). The following table identifies each of the properties in our portfolio acquired from January 1, 2005 through December 31, 2007.

Acquired Properties	Acquisition Date	Redevelopment Space as of December 31, 2007(1)	Net Rentable Square Feet Excluding Redevelopment Space	Square Feet including Redevelopment Space	Occupancy Rate as of December 31, 2007(2)
As of December 31, 2004 (21 properties)		207,022	4,682,989	4,890,011	95.7%
Year Ended December 31, 2005
833 Chestnut Street	Mar-05	74,611	580,147	654,758	80.5
1125 Energy Park Drive	Mar-05	—	112,827	112,827	100.0
350 East Cermak Road	May-05	158,902	974,837	1,133,739	98.3
8534 Concord Center Drive	Jun-05	—	85,660	85,660	100.0
2401 Walsh Street	Jun-05	—	167,932	167,932	100.0
200 North Nash Street	Jun-05	—	113,606	113,606	100.0
2403 Walsh Street	Jun-05	—	103,940	103,940	100.0
4700 Old Ironsides Drive	Jun-05	—	90,139	90,139	100.0
4650 Old Ironsides Drive	Jun-05	—	84,383	84,383	100.0
731 East Trade Street	Aug-05	—	40,879	40,879	100.0
113 North Myers	Aug-05	9,132	20,086	29,218	100.0
125 North Myers	Aug-05	—	25,402	25,402	51.3
Paul van Vlissingenstraat 16	Aug-05	35,000	77,472	112,472	58.8
600-780 S. Federal	Sep-05	—	161,547	161,547	80.3
115 Second Avenue	Oct-05	—	66,730	66,730	42.1
Chemin de l’Epinglier 2	Nov-05	—	59,190	59,190	100.0
251 Exchange Place	Nov-05	—	70,982	70,982	100.0
7500 Metro Center Drive	Dec-05	74,962	—	74,962	—
7620 Metro Center Drive	Dec-05	—	45,000	45,000	100.0
3 Corporate Place	Dec-05	71,825	205,106	276,931	88.4

Subtotal		424,432	3,085,865	3,510,297	91.3
Year Ended December 31, 2006
4025 Midway Road	Jan-06	27,599	72,991	100,590	54.9
Clonshaugh Industrial Estate	Feb-06	—	20,000	20,000	100.0
Clonshaugh Industrial Estate (Land)	Feb-06	124,500	—	124,500	—
6800 Millcreek Drive	Apr-06	—	83,758	83,758	100.0
101 Aquila Way	Apr-06	—	313,581	313,581	100.0
12001 North Freeway	Apr-06	20,222	280,483	300,705	98.5
14901 FAA Boulevard	Jun-06	—	263,700	263,700	100.0
120 E. Van Buren Street	Jul-06	38,089	249,425	287,514	84.6
Gyroscoopweg 2E-2F	Jul-06	—	55,585	55,585	100.0
600 Winter Street	Sep-06	—	30,400	30,400	100.0
2300 NW 89th Place	Sep-06	—	64,174	64,174	100.0
1807 Michael Faraday Court	Oct-06	—	19,237	19,237	100.0
8100 Boone Boulevard	Oct-06	—	17,015	17,015	100.0
111 8th Avenue(3)	Oct-06	—	116,843	116,843	100.0
2055 East Technology Circle	Oct-06	76,350	—	76,350	—
114 Rue Ambroise Croizat	Dec-06	221,150	130,996	352,146	100.0
Unit 9, Blanchardstown Corporate Park	Dec-06	—	120,000	120,000	96.4

Subtotal		507,910	1,838,188	2,346,098	95.7
Year Ended December 31, 2007
21110 Ridgetop Circle	Jan-07	—	135,513	135,513	100.0
3011 LaFayette Street	Jan-07	90,780	—	90,780	—
44470 Chilum Place	Feb-07	—	95,440	95,440	100.0
43791 Devon Shafron Drive(4)	Mar-07	135,000	—	135,000	—
43831 Devon Shafron Drive(4)	Mar-07	—	117,071	117,071	100.0
43881 Devon Shafron Drive(4)	Mar-07	130,000	50,000	180,000	100.0
Mundells Roundabout (5)	Apr-07	—	—	—	—
210 N Tucker Boulevard	Aug-07	62,000	139,588	201,588	95.0
900 Walnut Street	Aug-07	—	112,266	112,266	98.6
1 Savvis Parkway	Aug-07	—	156,000	156,000	100.0
1500 Space Park Drive(6)	Sep-07	49,852	—	49,852	—
Cressex 1	Dec-07	50,848	—	50,848	—
Naritaweg 52	Dec-07	—	63,260	63,260	100.0
1 St. Anne’s Boulevard(7)	Dec-07	—	20,219	20,219	100.0
2 St. Anne’s Boulevard(7)	Dec-07	—	30,612	30,612	100.0
3 St. Anne’s Boulevard(7)	Dec-07	96,384	—	96,384	—

Subtotal		614,864	919,969	1,534,833	99.1

Total		1,754,228	10,527,011	12,281,239	94.7%

(1)	Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space.
(2)	Occupancy rates exclude space held for redevelopment
(3)	Includes additional leasehold interest acquired in March 2007, which is comprised of 33,700 square feet.
(4)	The three buildings at Devon Shafron Drive are considered one property for our property count.
(5)	Land parcel held for development.
(6)	We acquired a 50% interest in a joint venture that owns the building.
(7)	The three buildings at St. Anne’s Boulevard are considered one property for our property count.

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006 and comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

Portfolio

As of December 31, 2007, our portfolio consisted of 70 properties, excluding one property held as an investment in an unconsolidated joint venture, with an aggregate of 12.3 million net rentable square feet including 1.8 million square feet held for redevelopment compared to a portfolio consisting of 59 properties, excluding one property held as an investment in an unconsolidated joint venture, with an aggregate of 9.4 million net rentable square feet excluding space held for redevelopment as of December 31, 2006 and a portfolio consisting of 44 properties with an aggregate of 8.1 million net rentable square feet excluding space held for redevelopment as of December 31, 2005. The increase in our portfolio reflects the acquisition of 20 properties in 2005, 15 properties in 2006 and 11 properties in 2007, net of one property sold during 2006 and two properties sold during 2007.

Revenues

Total operating revenues from continuing operations were as follows (in thousands):

	Year Ended December 31,			Change		Percentage Change
	2007	2006	2005	2007 v 2006	2006 v 2005	2007 v 2006	2006 v 2005
Rental	$319,603	$221,371	$150,072	$98,232	$71,299	44.4%	47.5%
Tenant reimbursements	75,003	50,340	35,720	24,663	14,620	49.0%	40.9%
Other	641	365	5,829	276	(5,464)	75.6%	(93.7%)

Total operating revenues	$395,247	$272,076	$191,621	$123,171	$80,455	45.3%	42.0%

As shown by the same store and new properties table shown below, the increases in rental revenues and tenant reimbursement revenues in the year ended December 31, 2007 compared to 2006 were primarily due to our acquisitions of properties leading to a larger portfolio size. These factors also caused the increases in rental revenues and tenant reimbursements in the year ended December 31, 2006 compared to 2005. Other revenues changes in the years presented were primarily due to the timing of varying tenant termination revenues. We acquired 13, 16 and 20 properties during the years ended December 31, 2007, 2006 and 2005, respectively. Included in the 2006 rental revenues is $0.8 million of straight-line rent adjustment attributable to prior years. This $0.8 million out-of-period adjustment is considered by management to be immaterial to each of the years in which it accumulated.

The following table shows total operating revenues from continuing operations for same store properties and new properties (in thousands).

	Same Store Year Ended December 31,			New Properties Year Ended December 31,
	2007	2006	Change	2007	2006	Change
Rental	$222,113	$193,051	$29,062	$97,490	$28,320	$69,170
Tenant reimbursements	63,680	48,735	14,945	11,323	1,605	9,718
Other	642	365	277	(1)	—	(1)

Total operating revenues	$286,435	$242,151	$44,284	$108,812	$29,925	$78,887

Same store rental revenues increased for the year ended December 31, 2007 compared to the same period in 2006 primarily as a result of new leases at our properties during 2007, the largest of which was for space in 3 Corporate Place, 350 East Cermak Road, 200 Paul Avenue 1-4 and 300 Boulevard East. Same store tenant reimbursement revenues increased for the year ended December 31, 2007 compared to the same period in 2006 primarily as a result of higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 300 Boulevard East, 1100 Space Park Drive, 200 Paul Avenue 1-4 and 350 East Cermak Road.

New property increases were caused by properties acquired during the period from January 1, 2006 to December 31, 2007. For the year ended December 31, 2007, 111 8th Avenue, 120 E. Van Buren Street, Unit 9, Blanchardstown Corporate Park and 114 Rue Ambroise Croizat contributed $48.5 million, or approximately 61% of the total new properties increase in total operating revenues compared to the same period in 2006.

	Same Store Change			New Properties Change
	2006	2005	Change	2006	2005	Change
Rental	$126,660	$115,505	$11,155	$94,711	$34,567	$60,144
Tenant reimbursements	31,861	26,529	5,332	18,479	9,191	9,288
Other	197	4,434	(4,237)	168	1,395	(1,227)

Total operating revenues	$158,718	$146,468	$12,250	$113,358	$45,153	$68,205

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

Expenses

Total expenses from continuing operations were as follows (in thousands):

	Year Ended December 31,			Change		Percentage Change
	2007	2006	2005	2007 v 2006	2006 v 2005	2007 v 2006	2006 v 2005
Rental property operating and maintenance	$108,744	$59,255	$39,257	$49,489	$19,998	83.5%	50.9%
Property taxes	27,181	26,890	20,189	291	6,701	1.1%	33.2%
Insurance	5,527	3,682	2,653	1,845	1,029	50.1%	38.8%
Depreciation and amortization	134,394	86,129	55,702	48,265	30,427	56.0%	54.6%
General and administrative	31,600	20,441	12,615	11,159	7,826	54.6%	62.0%
Other	912	1,111	1,617	(199)	(506)	(17.9%)	(31.3%)

Total operating expenses	$308,358	$197,508	$132,033	$110,850	$65,475	56.1%	49.6%

Interest expense	$64,404	$49,595	$35,381	$14,809	$14,214	29.9%	40.2%

As shown in the same store expense and new properties table below, total expenses in the year ended December 31, 2007 increased compared to 2006 primarily as a result of higher operating expenses following acquisition of properties. The following table shows expenses from continuing operations for same store properties and new properties (in thousands).

	Same Store Year Ended December 31,			New Properties Year Ended December 31,
	2007	2006	Change	2007	2006	Change
Rental property operating and maintenance	$70,657	$50,678	$19,979	$38,087	$8,577	$29,510
Property taxes	23,878	25,698	(1,820)	3,303	1,192	2,111
Insurance	5,043	3,570	1,473	484	112	372
Depreciation and amortization	83,816	69,243	14,573	50,578	16,886	33,692
General and administrative(1)	31,600	20,441	11,159	—	—	—
Other	776	932	(156)	136	179	(43)

Total operating expenses	$215,770	$170,562	$45,208	$92,588	$26,946	$65,642

Interest expense	$48,470	$35,327	$13,143	$15,934	$14,268	$1,666

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.

New property increases were caused by properties acquired during the period from January 1, 2006 to December 31, 2007. For the year ended December 31, 2007, 111 8th Avenue, 120 E. Van Buren Street, Unit 9, Blanchardstown Corporate Park and 4025 Midway Road contributed $43.7 million, or approximately 66% in total operating expenses compared to the same period in 2005.

Same store rental property operating and maintenance expenses increased for the year ended December 31, 2007 compared to the same period in 2006 primarily as a result of higher utility expenses which is attributed to new leasing and increased power rates. The launch of a domestic property maintenance program in 2007 also contributed to the increase leading to higher maintenance expense in 2007. Rental property operating and maintenance expenses included amounts paid to related parties, CB Richard Ellis and The Linc Group, for property management and other fees of $2.1 million and $2.6 million in the year ended December 31, 2007 and 2006, respectively. CB Richard Ellis was for a portion of the year and The Linc Group is, a related party of Richard Magnuson, the Chairman of our Board of Directors. We capitalized amounts relating to compensation expense of employees directly engaged in construction and successful leasing activities of $5.0 million and $2.4 million in the years ended December 31, 2007 and 2006, respectively.

Same store property taxes decreased in the year ended December 31, 2007 compared to 2006, primarily as a result of a favorable property tax assessment at 350 East Cermak Road.

Same store insurance increased in the year ended December 31, 2007 compared to 2006, primarily as a result of higher insurance rates on our renewal of our insurance program in late 2006.

Same store depreciation and amortization expense increased in the year ended December 31, 2007 compared to 2006, principally because of depreciation of redevelopment projects that were placed into service in late 2006 and during 2007.

General and administrative expenses for the year ended December 31, 2007 increased compared to the same period in 2006 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher insurance, professional fees and marketing expenses.

Other expenses are primarily comprised of write-offs of the carrying amounts for tenant improvements, acquired in place lease value and acquired above market lease values as a result of the early termination of tenant leases.

Same store interest expense increased for the year ended December 31, 2007 as compared to the same period in 2006 primarily as a result of higher average outstanding debt balances during 2007 compared to 2006 related to financings on 2045 & 2055 LaFayette Street and 150 South First Street along with a full year effect on 2006 refinancings related to 1100 Space Park Drive, 34551 Ardenwood Boulevard 1-4 and 2334 Lundy Place. Interest incurred on our revolving credit facility and senior exchangeable debentures is allocated entirely to new properties in the table above. Interest capitalized during the years ended December 31, 2007 and 2006 was $11.6 million and $3.9 million, respectively.

	Same Store Year Ended December 31,			New Properties Year Ended December 31,
	2006	2005	Change	2006	2005	Change
Rental property operating and maintenance	$33,927	$27,898	$6,029	$25,328	$11,359	$13,969
Property taxes	11,884	12,677	(793)	15,006	7,512	7,494
Insurance	2,197	2,048	149	1,485	605	880
Depreciation and amortization	44,820	40,477	4,343	41,309	15,225	26,084
General and administrative(1)	20,441	12,615	7,826	—	—	—
Other	774	1,597	(823)	337	20	317

Total operating expenses	$114,043	$97,312	$16,731	$83,465	$34,721	$48,744

Interest expense	$26,691	$25,864	$827	$22,904	$9,517	$13,387

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.

New property increases were caused by properties acquired during the period from January 1, 2005 to December 31, 2006. For the year ended December 31, 2006, 350 East Cermak Road, 600-780 S. Federal Street, 12001 North Freeway and 120 E. Van Buren Street contributed $28.3 million, or approximately 47% in total expenses compared to the same period in 2005.

Same store rental property operating and maintenance expenses increased for the year ended December 31, 2006 compared to the same period in 2005 primarily as a result of higher utility rates in several of our properties leading to higher utility expense in 2006. Rental property operating and maintenance expenses included amounts paid to related parties, CB Richard Ellis and The Linc Group, for property management and other fees of $2.6 million and $1.9 million in the year ended December 31, 2006 and 2005, respectively. CB Richard Ellis and The Linc Group were related parties of GI Partners and Richard Magnuson during the year ended December 31, 2006. We capitalized amounts relating to compensation expense of employees directly engaged in construction and successful leasing activities of $2.4 million and $0.4 million in the years ended December 31, 2006 and 2005, respectively.

Same store depreciation and amortization expense increased in the year ended December 31, 2006 compared to 2005, principally because of the acceleration of depreciation on assets associated with leases by VarTec, a former tenant, which was in bankruptcy.

General and administrative expenses for the year ended December 31, 2006 increased compared to the same period in 2005 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher insurance, legal and consulting costs. Included in the 2006 general and administrative expenses is a writeoff of approximately $0.5 million of pre-acquisition costs related to a previously targeted acquisition.

Other expenses are primarily comprised of write-offs of the carrying amounts for tenant improvements, acquired in place lease value and acquired above market lease values as a result of the early termination of tenant leases. Other expenses decreased for the year ended December 31, 2006 compared to the same period in 2005 primarily due to the write off of assets following the termination of a tenant in 2005.

Same store interest expense increased for the year ended December 31, 2006 as compared to the same period in 2005 primarily as a result of higher average outstanding debt balances during 2006 compared to 2005 related to refinancings on 200 Paul Avenue 1-4, 600 West Seventh Street, 34551 Ardenwood Boulevard 1-4 and 2334 Lundy Place partially offset by lower average outstanding balances during 2006 compared to 2005 for 47700 Kato Road and 1055 Page Avenue. Interest incurred on our revolving credit facility and senior exchangeable debentures is allocated entirely to new properties in the table above. Interest capitalized during the years ended December 31, 2006 and 2005 was $3.9 million and $0.3 million.

Equity in earnings of unconsolidated joint venture

The equity in earnings of unconsolidated joint venture relates to a 49% investment in a joint venture that owns a datacenter property in Seattle, Washington. The investment was made in November 2006. The amount recorded in 2007 includes our portion of the write-off of net costs related to the refinance of the previously outstanding mortgage loan on the property, which amounted to approximately $0.6 million.

Minority Interests

Minority interests decreased for the year ended December 31, 2007 as compared to the same period in 2006 primarily as a result of the weighted average minority ownership percentage decreasing from approximately 42% for the year ended December 31, 2006 to approximately 12% for the year ended December 31, 2007. Also, minority interests decreased for the year ended December 31, 2006 as compared to the same period in 2005 primarily as a result of the weighted average minority ownership percentage decreasing from approximately 57% for the year ended December 31, 2005 to approximately 42% for the year ended December 31, 2006. The decreases were primarily a result of GI Partners redeeming all of their Operating Partnership common units during the period from April 1, 2006 through March 31, 2007.

Discontinued operations

Discontinued operations relate to the following properties:

Property	Date Acquired	Date Sold

7979 East Tufts Avenue	October 2003	July 2006

4055 Valley View Lane	September 2003	March 2007

100 Technology Center Drive	February 2004	March 2007

Results of discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Operating revenues	$2,340	$13,285	$15,914
Operating expenses	(1,283)	(9,915)	(12,276)
Interest and other income	5	20	—
Interest expense	(607)	(3,076)	(3,741)
Gain on derivative instruments	940	—	—

	1,395	314	(103)
Gain on sale of assets	18,049	18,096	—
Minority interests attributable to discontinued operations	(3,264)	(7,798)	74

Income (loss) from discontinued operations	$16,180	$10,612	$(29)

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

As of December 31, 2007, we had $31.4 million of cash and cash equivalents, excluding $41.3 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements and leasing deposits.

Our short term liquidity requirements primarily consist of operating expenses, redevelopment costs and other expenditures associated with our properties, dividend payments on our preferred stock, dividend payments to our stockholders and distributions to our unitholders in the Operating Partnership required to maintain our REIT status, capital expenditures, debt service on our loans and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, restricted cash accounts established for certain future payments and by drawing upon our revolving credit facility.

On August 31, 2007, we modified our revolving credit facility, pursuant to which the total capacity of the revolving credit facility was expanded from $500.0 million to $650.0 million and now matures in August 2010, subject to two one-year extension options exercisable by us. As of December 31, 2007, borrowings under the revolving credit facility bore interest at a blended rate of 6.12% (US dollar), 5.86% (Euro) and 7.55% (British Pound Sterling), which is based on 1-month LIBOR, 1-month EURIBOR and 1-month GBP LIBOR, respectively, plus a margin of 1.20%. The margin can range from 1.10% to 2.00%, depending on our Operating Partnership’s total overall leverage. The revolving credit facility has a $325.0 million sub-facility for multicurrency advances in British Pound Sterling, Canadian Dollars, Euros, and Swiss Francs. On February 6, 2008, we executed an amendment to the revolving credit facility, which increased the limit on the multi-currency sub-facility from $325.0 million to $450.0 million. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, to fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes. As of December 31, 2007, approximately $299.7 million was drawn under this facility, and $11.3 million of letters of credit were issued, leaving $339.0 million available for use.

On February 6, 2008, we issued 13.8 million shares of 5.500% series D cumulative convertible preferred stock for total net proceeds, after underwriting discounts and estimated offering expenses, of $333.6 million, including the proceeds from the exercise of the underwriters’ over-allotment option. We used the net proceeds from the offering to temporarily repay borrowings under our revolving credit facility, to acquire properties, to fund development and redevelopment activities and for general corporate purposes.

Future uses of cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of December 31, 2007, we have identified from our existing properties approximately 1.8 million square feet of redevelopment space and we also owned approximately 124,000 net rentable square feet of datacenter space with extensive installed tenant improvements that we may subdivide for Turn-Key Datacenter™ use during the next two years rather than lease such space to large single tenants. Turn-Key Datacenter™ space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Datacenter™ space, we expect to incur significant tenant improvement costs to build out and redevelop these spaces. At December 31, 2007, approximately 637,000 square feet of our space held for redevelopment was under construction for Turn-Key Datacenter™, build-to-suit datacenter and Powered Base Building™ space in 10 U.S. and European markets and we had commitments under construction contracts for approximately $74.8 million.

We are also subject to the commitments discussed below under “Commitments and Contingencies” and Off-Balance Sheet Arrangements, and Distributions as described below.

We expect to meet our long-term liquidity requirements to pay for scheduled debt maturities and to fund property acquisitions and non-recurring capital improvements with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities. We also may fund future property acquisitions and non-recurring capital improvements using our revolving credit facility pending permanent financing.

Financing transactions in 2007

On October 22, 2007, we completed an offering of 4.0 million shares of common stock for total net proceeds, after underwriting discounts and offering expenses, of $150.5 million, including the proceeds from the exercise of the underwriters’ over-allotment option. We used the net proceeds from the offering to temporarily repay borrowings under our revolving credit facility.

On April 4, 2007, we issued 7.0 million shares of 4.375% Series C Cumulative Convertible Preferred Stock for net proceeds, after underwriting discounts and offering expenses, of $169.1 million. We used the net proceeds from the offering to temporarily repay borrowings under our revolving credit facility.

On February 2, 2007 we completed the financing of 150 South First Street in San Jose, California. The new loan for $53.3 million has a 10-year maturity with no principal amortization for two years, and a fixed rate of 6.2995%. We used the net proceeds from the offering to temporarily repay borrowings under our revolving credit facility.

On January 31, 2007 we completed the financing of 2045 & 2055 LaFayette in Santa Clara, California. The new loan for $68.0 million has a 10-year maturity with no principal amortization for two years, and a fixed rate of 5.9265%. We used the net proceeds from the offering to temporarily repay borrowings under our revolving credit facility.

During the year ended December 31, 2007 we acquired the following properties:

Property	Metropolitan Area	Date Acquired	Purchase Price (in millions)
21110 Ridgetop Circle	Northern Virginia	January 5, 2007	$17.2
3011 LaFayette Street	Silicon Valley	January 22, 2007	13.7
44470 Chilum Place	Northern Virginia	February 27, 2007	43.1
111 8th Avenue(1)	New York City	March 15, 2007	24.4
Devon Shafron Drive(2)	Northern Virginia	March 23, 2007	63.0
Mundells Roundabout(3)	London	April 11, 2007	31.4
900 Walnut Street(4)	St. Louis	August 10, 2007	34.5
210 Tucker Boulevard(4)	St. Louis	August 10, 2007	20.8
1 Savvis Parkway	St. Louis	August 22, 2007	27.7
1500 Space Park Drive(5)	Silicon Valley	September 5, 2007	3.7
Cressex 1	London	December 10, 2007	12.7
Naritaweg 52	Amsterdam	December 12, 2007	27.2
Foxboro Business Park(6)	London	December 21, 2007	43.6

			$363.0

(1)	Acquisition of an approximately 33,700 square foot leasehold interest.
(2)	The purchase consists of three buildings: 43791 Devon Shafron Drive, 43831 Devon Shafron Drive and 43881 Devon Shafron Drive.
(3)	A land parcel to be developed. Purchase price excludes refundable value added tax of approximately $5.2 million.
(4)	Purchase price includes an earn-out payment made at closing: $0.5 million for 900 Walnut Street and $1.8 million for 210 N. Tucker Boulevard.
(5)	Represents the amount we paid to acquire a 50% interest in a joint venture that owns this above building. Since we control the joint venture, we have consolidated the joint venture in the accompanying consolidated financial statements. Upon consolidation, we included total assets of $13.1 million, a third party loan of $5.5 million, other liabilities of $1.0 million and minority interest of $2.9 million.
(6)	The purchase consists of three buildings: 1 St. Anne’s Boulevard, 2 St. Anne’s Boulevard and 3 St. Anne’s Boulevard.

We financed the purchase of these properties primarily with borrowings under our revolving credit facility.

Subsequent to December 31, 2007 we acquired the following properties:

Location	Purchase price ($ millions)	Purchase completed on:
365 South Randolphville Road, Piscataway, New Jersey	$20.2	February 14, 2008

Distributions

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to continue to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred stockholders, common stockholders and unit holders from cash flow from operating activities. All such distributions are at the discretion of our board of directors. We may be required to use borrowings under the credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our status as a REIT. The exchange rate on our $172.5 million principal amount of exchangeable debentures and the conversion rate on our series C cumulative convertible preferred stock and our series D cumulative convertible preferred stock are each subject to adjustment for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.265 per share per quarter, $0.28625 per share per quarter and $0.31 per share per quarter, respectively. Therefore, increases to our quarterly dividend may increase the dilutive impact of the exchangeable debentures, series C cumulative convertible preferred stock and series D cumulative convertible preferred stock on our common stockholders. See Part I, Item 1A, Risk Factors “Risks Related to Our Business and Operations—The exchange and repurchase rights of our exchangeable debentures may be detrimental to holders of common stock.”

In 2007, 2006 and 2005, we have declared the following dividends (in thousands):

Date dividend and distribution declared	Dividend and distribution payable date	Series A Preferred Stock(1)	Series B Preferred Stock(2)	Series C Preferred Stock(3)	Common Stock and Operating Partnership Common Units
February 14, 2005	March 31, 2005	1,271	—	—	12,905	(4)
May 16, 2005	June 30, 2005	2,199	—	—	12,905	(4)
August 9, 2005	September 30, 2005	2,199	900	—	14,338	(4)
November 8, 2005	December 30, 2005 for Series A and B Preferred Stock; January 13, 2006 for Common Stock and Operating Partnership Common Units	2,199	1,246	—	15,639	(5)

Total—2005		$7,868	$2,146	$—	$55,787

February 27, 2006	March 31, 2006	2,199	1,246	—	15,642	(5)
May 1, 2006	June 30, 2006	2,199	1,246	—	16,709	(5)
July 31, 2006	October 2, 2006	2,199	1,246	—	16,607	(5)
October 31, 2006	December 29, 2006 for Series A and B Preferred Stock; January 16, 2007 for Common Stock and Operating Partnership Common Units	2,199	1,246	—	19,387	(6)

Total—2006		$8,796	$4,984	$—	$68,345

February 15, 2007	April 2, 2007	2,199	1,246	—	19,442	(6)
May 2, 2007	July 2, 2007	2,199	1,246	1,722	19,458	(6)
August 1, 2007	October 1, 2007	2,199	1,246	1,914	19,465	(6)
November 1, 2007	December 31, 2007 for Series A, B and C Preferred Stock; January 14, 2008 for Common Stock and Operating Partnership Common Units	2,199	1,246	1,914	22,345	(7)

Total—2007		$8,796	$4,984	$5,550	$80,710

(1)	$2.125 annual rate of dividend per share.
(2)	$1.969 annual rate of dividend per share.
(3)	$1.094 annual rate of dividend per share.
(4)	$0.975 annual rate of dividend and distribution per share and unit.
(5)	$1.060 annual rate of dividend and distribution per share and unit.
(6)	$1.145 annual rate of dividend and distribution per share and unit.
(7)	$1.240 annual rate of dividend and distribution per share and unit.

The tax treatment of dividends on common stock paid in 2007 is as follows: approximately 78% ordinary income and 22% return of capital. The tax treatment of dividends on common stock paid in 2006 is as follows: approximately 74% ordinary income and 26% return of capital. The tax treatment of dividends on common stock paid in 2005 is as follows: approximately 87% ordinary income and 13% return of capital. All dividends paid on our preferred stock in 2007, 2006 and 2005 were classified as ordinary income for income tax purposes.

Contractual Commitments

The following table summarizes our contractual obligations as of December 31, 2007, including the maturities and scheduled principal on our secured debt and revolving credit facility debt, and provides information about the commitments due in connection with our redevelopment program, ground leases, tenant improvement and leasing commissions (in thousands):

Obligation	Total	2008	2009-2010	2011-2012	Thereafter
Long-term debt principal payments(1)	$1,366,000	$120,017	$376,046	$311,017	$558,920
Interest payable(2)	389,167	76,300	133,318	79,178	100,371
Ground leases(3)	27,618	542	1,083	1,083	24,910
Operating lease	49,393	5,631	11,903	11,825	20,034
Construction contracts(4)	74,800	74,800	—	—	—

	$1,906,978	$277,290	$522,350	$403,103	$704,235

(1)	Includes $299.7 million of borrowings under our revolving credit facility, which is due to mature in August 2010 and excludes $1.7 million of loan premiums.
(2)	Interest payable is based on the interest rate in effect on December 31, 2007 including the effect of interest rate swaps. Interest payable excluding the effect of interest rate swaps is as follows (in thousands):

2008	$77,883
2009-2010	135,773
2011-2012	80,592
Thereafter	100,535

$394,783

(3)	This is comprised of ground lease payments on 2010 East Centennial Circle, Chemin de l’Epinglier 2, Clonshaugh Industrial Estate, Paul van Vlissingenstraat 16, Gyroscoopweg 2E-2F and Naritaweg 52. After February 2036, rent for the remaining term of the 2010 East Centennial Circle ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information. After December 2036, rent for the remaining term of the Naritaweg 52 ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information. The Chemin de l’Epinglier 2 ground lease which expires in July 2074 contains potential inflation increases which are not reflected in the table above. The Paul van Vlissingenstraat, 16 Chemin de l’Epinglier 2, Gyroscoopweg 2E-2F and Clonshaugh Industrial Estate amounts are translated at the December 31, 2007 exchange rate of $1.46 per € 1.00.
(4)	From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At December 31, 2007, we had construction contract related open commitments of $74.8 million, excluding approximately $17.0 million of the obligations which will be reimbursed by third parties.

We have agreed with the seller of the 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 263,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013. We have recorded a liability of approximately $14,000 for this contingent liability on our balance sheet at December 31, 2007.

As of December 31, 2007, we were a party to interest rate swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. Under these swaps, we pay or receive cash net settlements from our swap counterparties based on the notional amounts of our swap agreements and the difference between the fixed swap rate and the underlying benchmark interest rate on our variable rate debt which effectively converts the hedged variable rate debt to a fixed rate over the term of the interest rate swap agreements. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt, at December 31, 2007 (in millions):

Debt Summary:
Fixed rate	$804.0
Variable rate—hedged by interest rate swaps	258.4

Total fixed rate	1,062.4
Variable rate—unhedged	305.3

Total	$1,367.7

Percent of Total Debt:
Fixed rate (including swapped debt)	77.7%
Variable rate	22.3%

Total	100.0%

Effective Interest Rate as of December 31, 2007(1):
Fixed rate (including swapped debt)	5.59%
Variable rate—unhedged	6.56%
Effective interest rate	5.81%

(1)	Excludes impact of deferred financing cost amortization.

As of December 31, 2007, we had approximately $1.4 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total market capitalization was approximately 31% (based on the closing price of our common stock on December 31, 2007 of $38.37). The variable rate debt shown above bears interest at interest rates based on various LIBOR, GBP LIBOR and EURIBOR rates ranging from one to twelve months, depending on the respective agreement governing the debt. Assuming maturity of our exchangeable senior debentures at their first redemption date in August 2011, as of December 31, 2007, our debt had a weighted average term to initial maturity of approximately 5.2 years (approximately 5.8 years assuming exercise of extension options).

Revolving Credit Facility. On August 31, 2007, we modified our revolving credit facility, pursuant to which the total capacity of the revolving credit facility was expanded from $500.0 million to $650.0 million and now matures in August 2010, subject to two one-year extension options exercisable by us. As of December 31, 2007, borrowings under the revolving credit facility bore interest at a blended rate of 6.12% (US dollar), 5.86% (Euro) and 7.55% (British Pound Sterling), which is based on 1-month LIBOR, 1-month EURIBOR and 1-month GBP LIBOR, respectively, plus a margin of 1.20%. The margin can range from 1.10% to 2.00%, depending on our Operating Partnership’s total overall leverage. The revolving credit facility has a $325.0 million sub-facility for multicurrency advances in British Pound Sterling, Canadian Dollars, Euros, and Swiss Francs. On February 6, 2008, we executed an amendment to the revolving credit facility, which increased the limit on the multi-currency sub-facility from $325.0 million to $450.0 million. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, to fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes. As of December 31, 2007, approximately $299.7 million was drawn under this facility, and $11.3 million of letters of credit were issued, leaving $339.0 million available for use.

Off-Balance Sheet Arrangements

As of December 31, 2007, we were a party to interest rate cap agreements in connection with debt and interest rate swap agreements related to $258.4 million of outstanding principal on our variable rate debt. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

The exchangeable senior debentures provide for excess exchange value to be paid in shares of our common stock if our stock price exceeds a certain amount. See note 6 to our consolidated financial statements for a further description of our senior exchangeable debentures.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in Item 8—”Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006 and Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

The following table shows cash flows and ending cash and cash equivalent balances for the years ended December 31, 2007, 2006 and 2005, respectively. Cash flows include the cash flows of 100 Technology Center Drive (sold in March 2007), 4055 Valley View Lane (sold in March 2007) and 7979 East Tufts Avenue (sold in July 2006) (in thousands).

	Year Ended December 31,			Increase / (Decrease)
	2007	2006	2005	2007 v 2006	2006 v 2005
Net cash provided by operating activities (including discontinued operations)	$105,655	$99,364	$77,050	$6,291	$22,314
Net cash used in investing activities	(537,427)	(597,786)	(474,713)	62,415	(123,073)
Net cash provided by financing activities	440,863	509,753	404,036	(70,946)	105,717

Net increase in cash and cash equivalents	$9,091	$11,331	$6,373	$(2,240)	$4,958

The increases in net cash provided by operating activities from 2006 to 2007 and from 2005 to 2006 were primarily due to revenues from the properties added to our portfolio which was partially offset by increased operating and interest expenses. We acquired 13, 16 and 20 properties during the years ended December 31, 2007, 2006 and 2005 respectively.

Net cash used in investing activities decreased from 2006 to 2007 primarily as a result of a lower value of properties acquired during the year offset partially by higher capital improvements being added to our redevelopment projects. Net cash used in investing activities increased from 2005 to 2006 primarily as a result of new properties acquired during the year and higher capital improvements being added to our redevelopment projects.

Net cash flows from financing activities consisted of the following amounts (in thousands).

	Year Ended December 31,			Increase / (Decrease)
	2007	2006	2005	2007 v 2006	2006 v 2005
Net proceeds from borrowings	$216,006	$181,004	$205,056	$35,002	$(24,052)
Net proceeds from issuance of common/preferred stock, including exercise of stock options	320,751	365,337	258,265	(44,586)	107,072
Dividend and distribution payments	(97,081)	(78,377)	(58,438)	(18,704)	(19,939)
Proceeds from exchangeable senior debentures	—	172,500	—	(172,500)	172,500
Redemption of Operating Partnership units	—	(133,822)	—	133,822	(133,822)
Other	1,187	3,111	(847)	(3,980)	3,958

Net cash provided by financing activities	$440,863	$509,753	$404,036	$(70,946)	$105,717

Proceeds from issuance of stock were primarily related to our common stock offerings in October 2007 (net proceeds of $150.4 million), October 2006 ($266.7 million), May 2006 ($95.0 million) and July 2005 ($97.6 million) and preferred stock offerings in April 2007 ($169.1 million), February 2005 ($99.3 million) and July 2005 ($60.5 million). We obtained mortgage loans for approximately $121.3 million, $347.3 million and $181.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. We issued $172.5 million of Senior Exchangeable Debentures on August 15, 2006.

Minority interest

Minority interests relate to the interests in the Operating Partnership that are not owned by us, which, as of December 31, 2007, amounted to 9.3% of the Operating Partnership common units. In conjunction with our formation, GI Partners received common units in exchange for contributing ownership interests in properties to the Operating Partnership. Also in connection with acquiring certain real estate interests owned by third parties, the Operating Partnership issued common units to those sellers.

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

During the year ended December 31, 2007, GI Partners distributed their remaining 6.5 million Operating Partnership common units to its investors, of which approximately 6.2 million Operating Partnership common units were redeemed in exchange for an equal number of shares of our common stock. These redemptions were recorded as a reduction to minority interest and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying consolidated balance sheet. We did not receive any cash proceeds upon redemption of these Operating Partnership units. As of December 31, 2007, GI Partners no longer has an ownership interest in the Operating Partnership.

During the year ended December 31, 2007, third parties redeemed 265,776 Operating Partnership units for an equal number of shares of our common stock. In addition, employees, former employees and directors converted 609,635 long-term incentive units into an equal number of shares of our common stock. The redemptions and conversions were recorded as a reduction to minority interest and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying consolidated balance sheet. We did not receive any cash proceeds upon redemption of these Operating Partnership units.

Inflation

Substantially all of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

New Accounting Pronouncements Issued But Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement.(FAS 157). This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is currently evaluating the impact that the adoption of FAS 157 will have on the Company’s consolidated financial position, results of operations and cash flows but currently does not believe it will have a material impact on the Company’s consolidated financial statements, but will result in expanded disclosures on how we measure fair value.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (FAS 159), which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by FAS 159. FAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS 157, Fair Value Measurements. We have not elected the option to report on selected financial assets and liabilities at fair value under provisions of FAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our year beginning January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FAS 141R on our consolidated financial statements. Management is currently evaluating the impact that the adoption of FAS 141R will have on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (FAS 160).” FAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to our year beginning January 1, 2009. Management is currently evaluating the impact that the adoption of FAS 160 will have on the Company’s consolidated financial position, results of operations and cash flows.

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

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of December 31, 2007, our consolidated debt was as follows (in millions):

Debt Summary:
Fixed rate	$804.0
Variable rate—hedged by interest rate swaps	258.4

Total fixed rate	1,062.4
Variable rate—unhedged	305.3

Total	$1,367.7

Percent of Total Debt:
Fixed rate (including swapped debt)	77.7%
Variable rate	22.3%

Total	100.0%

Effective Interest Rate as of December 31, 2007(1):
Fixed rate (including swapped debt)	5.59%
Variable rate—unhedged	6.56%
Effective interest rate	5.81%

(1)	Excludes impact of deferred financing cost amortization.

Interest rate swaps included in this table and their fair values as of December 31, 2007 were as follows (in thousands):

Current Notional Amount		Strike Rate	Effective Date	Expiration Date	Fair Value
$97,885		4.025	May 26, 2005	Jun. 15, 2008	$167
8,564		5.020	Dec. 1, 2006	Dec. 1, 2008	(66)
26,229	(1)	4.944	Jul. 10, 2006	Apr. 10, 2011	106
15,978	(2)	3.981	May 17, 2006	Jul. 18, 2013	333
11,558	(2)	4.070	Jun. 23, 2006	Jul. 18, 2013	192
10,170	(2)	3.989	Jul. 27, 2006	Oct. 18, 2013	219
47,330	(2)	3.776	Dec. 5, 2006	Jan. 18, 2012	1,072
40,692	(2)	4.000	Dec. 20, 2006	Jan. 18, 2012	591

$258,406					$2,614

(1)	Translation to U.S. dollars is based on exchange rate of $1.99 to £1.00 as of December 31, 2007.
(2)	Translation to U.S. dollars is based on exchange rate of $1.46 to €1.00 as of December 31, 2007.

Sensitivity to changes in interest rates.

The following table shows the effect if assumed changes in interest rates occurred:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	45	$2.6
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(45)	(2.7)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	45	1.4
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	(45)	(1.4)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(45)	16.9
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	45	(15.7)

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

Foreign currency forward exchange risk

As of December 31, 2007, we have foreign operations in the United Kingdom, Switzerland, France, Ireland, Canada and The Netherlands and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the Euro, Swiss Francs and the British Pound, except for our Canadian property for which the functional currency is the U.S. dollar. For these currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. For the year ended December 31, 2007, operating revenues from properties outside the United States contributed $34.2 million which represented 8.7% of our operating revenues.

As of December 31, 2007, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates, however, $188.7 million of borrowings under our revolving credit facility are foreign currency denominated borrowings. Prior to January 2006, we were party to a foreign currency forward sale contract with a notional value of approximately £7.9 million. We terminated this contract in January 2006 and received cash of approximately $0.7 million.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial and Investment Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 65.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Digital Realty Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III, properties and accumulated depreciation. We have also audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule III, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Realty Trust, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, properties and accumulated depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

San Francisco, California

February 28, 2008

DIGITAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2007	December 31, 2006
ASSETS
Investments in real estate:
Properties:
Land	$316,196	$228,728
Acquired ground leases	2,790	3,028
Buildings and improvements	1,968,850	1,415,236
Tenant improvements	193,436	172,334

Total investments in properties	2,481,272	1,819,326
Accumulated depreciation and amortization	(188,099)	(112,479)

Net investments in properties	2,293,173	1,706,847
Investment in unconsolidated joint venture	8,521	29,955

Net investments in real estate	2,301,694	1,736,802
Cash and cash equivalents	31,352	22,261
Accounts and other receivables, net of allowance for doubtful accounts of $3,167 and $2,032 as of December 31, 2007 and 2006, respectively	43,440	31,293
Deferred rent	64,639	40,225
Acquired above market leases, net of accumulated amortization of $23,580 and $19,280 as of December 31, 2007 and 2006, respectively	38,762	47,292
Acquired in place lease value and deferred leasing costs, net of accumulated amortization of $137,025 and $89,693 as of December 31, 2007 and 2006, respectively	253,642	248,751
Deferred financing costs, net of accumulated amortization of $9,629 and $5,377 as of December 31, 2007 and 2006, respectively	17,610	17,500
Restricted cash	41,302	28,144
Other assets	17,023	13,951

Total Assets	$2,809,464	$2,186,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving credit facility	$299,731	$145,452
Mortgage loans	895,507	804,686
Exchangeable senior debentures	172,500	172,500
Accounts payable and other accrued liabilities	176,143	88,698
Accrued dividends and distributions	22,345	19,386
Acquired below market leases, net of accumulated amortization of $48,796 and $31,669 as of December 31, 2007 and 2006, respectively	93,572	87,487
Security deposits and prepaid rents	27,839	19,822

Total liabilities	1,687,637	1,338,031
Commitments and contingencies
Minority interests in consolidated joint venture	4,928	—
Minority interests in operating partnership, redemption value of $256,200 as of December 31, 2007	72,983	138,416
Stockholders’ equity:
Preferred Stock: $0.01 par value, 30,000,000 authorized:
Series A Cumulative Redeemable Preferred Stock, 8.50%, $103,500,000 liquidation preference ($25.00 per share), 4,140,000 issued and outstanding	99,297	99,297
Series B Cumulative Redeemable Preferred Stock, 7.875%, $63,250,000 liquidation preference ($25.00 per share), 2,530,000 issued and outstanding	60,502	60,502
Series C Cumulative Convertible Preferred Stock, 4.375%, $175,000,000 liquidation preference ($25.00 per share), 7,000,000 issued and outstanding	169,068	—
Common Stock; $0.01 par value: 125,000,000 authorized, 65,406,240 and 54,257,691 shares issued and outstanding as of December 31, 2007 and 2006, respectively	654	542
Additional paid-in capital	814,106	597,334
Dividends in excess of earnings	(103,090)	(52,093)
Accumulated other comprehensive income, net	3,379	4,190

Total stockholders’ equity	1,043,916	709,772

Total liabilities and stockholders’ equity	$2,809,464	$2,186,219

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Year Ended December 31,
	2007	2006	2005
Operating Revenues:
Rental	$319,603	$221,371	$150,072
Tenant reimbursements	75,003	50,340	35,720
Other	641	365	5,829

Total operating revenues	395,247	272,076	191,621

Operating Expenses:
Rental property operating and maintenance	108,744	59,255	39,257
Property taxes	27,181	26,890	20,189
Insurance	5,527	3,682	2,653
Depreciation and amortization	134,394	86,129	55,702
General and administrative	31,600	20,441	12,615
Other	912	1,111	1,617

Total operating expenses	308,358	197,508	132,033

Operating income	86,889	74,568	59,588
Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	449	177	—
Interest and other income	2,287	1,270	1,274
Interest expense	(64,404)	(49,595)	(35,381)
Loss from early extinguishment of debt	—	(527)	(1,021)

Income from continuing operations before minority interests	25,221	25,893	24,460
Minority interests in continuing operations of operating partnership	(809)	(5,113)	(8,330)

Income from continuing operations	24,412	20,780	16,130
Income (loss) from discontinued operations before gain on sale of assets and minority interests	1,395	314	(103)
Gain on sale of assets	18,049	18,096	—
Minority interests attributable to discontinued operations	(3,264)	(7,798)	74

Income (loss) from discontinued operations	16,180	10,612	(29)
Net income	40,592	31,392	16,101
Preferred stock dividends	(19,330)	(13,780)	(10,014)

Net income available to common stockholders	$21,262	$17,612	$6,087

Income per share from continuing operations available to common stockholders:
Basic	$0.08	$0.20	$0.25
Diluted	$0.08	$0.19	$0.25

Income per share from discontinued operations:
Basic	$0.27	$0.29	$—
Diluted	$0.26	$0.28	$—

Net income per share available to common stockholders:
Basic	$0.35	$0.49	$0.25
Diluted	$0.34	$0.47	$0.25

Weighted average common shares outstanding:
Basic	60,527,625	36,134,983	23,986,288
Diluted	62,572,937	37,442,192	24,221,732

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND COMPREHENSIVE INCOME

(in thousands, except share data)

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Dividends In Excess of Earnings	Accumulated Other Comprehensive Income, net	Total
Balance at December 31, 2004	$—	$—	$—	21,421,300	$214	$182,411	$(9,517)	$91	$173,199
Issuance of series A preferred stock, net of offering costs	99,297	—	—	—	—	—	—	—	99,297
Issuance of series B preferred stock, net of offering costs	—	60,502	—	—	—	—	—	—	60,502
Net proceeds from sale of common stock	—	—	—	5,870,891	59	97,713	—	—	97,772
Issuance of restricted stock	—	—	—	13,063	—	—	—	—	—
Exercise of stock options	—	—	—	58,154	1	717	—	—	718
Reallocation between minority interests and stockholders’ equity resulting from changes in the relative ownership	—	—	—	—	—	(28,494)	—	—	(28,494)
Amortization of deferred compensation regarding share based awards, net of minority interests	—	—	—	—	—	215	—	—	215
Dividends declared on preferred stock	—	—	—	—	—	—	(10,014)	—	(10,014)
Dividends declared on common stock	—	—		—	—	—	(24,352)	—	(24,352)
Net income	—	—	—	—	—	—	16,101	—	16,101
Other comprehensive income—Foreign currency translation adjustments, net of minority interests	—	—	—	—	—	—	—	(27)	(27)
Other comprehensive income—Fair value of interest rate swaps, net of minority interests	—	—	—	—	—	—	—	1,365	1,365
Other comprehensive income—Reclassification of other comprehensive income to interest expense, net of minority interests	—	—	—	—	—	—	—	215	215

Comprehensive income									17,654

Balance at December 31, 2005	99,297	60,502	—	27,363,408	274	252,562	(27,782)	1,644	386,497
Conversion of units to common stock	—	—	—	13,405,548	133	115,788	—	—	115,921
Net proceeds from sale of common stock	—	—	—	13,200,000	132	361,593	—	—	361,725
Exercise of stock options	—	—	—	288,735	3	2,595	—	—	2,598
Reallocation between minority interests and stockholders’ equity resulting from changes in the relative ownership	—	—	—	—	—	(136,235)	—	—	(136,235)
Amortization of deferred compensation regarding share based awards, net of minority interests	—	—	—	—	—	1,031	—	—	1,031
Dividends declared on preferred stock	—	—	—	—	—	—	(13,780)	—	(13,780)

DIGITAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND COMPREHENSIVE INCOME—(Continued)

(in thousands, except share data)

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Dividends In Excess of Earnings	Accumulated Other Comprehensive Income, net	Total
Dividends declared on common stock	—	—	—	—	—	—	(41,923)	—	(41,923)
Net income	—	—	—	—	—	—	31,392	—	31,392
Other comprehensive income—Foreign currency translation adjustments, net of minority interests	—	—	—	—	—	—	—	2,643	2,643
Other comprehensive income—Fair value of interest rate swaps, net of minority interests	—	—	—	—	—	—	—	1,161	1,161
Other comprehensive income—Reclassification of other comprehensive income to interest expense, net of minority interests	—	—	—	—	—	—	—	(1,258)	(1,258)

Comprehensive income									33,938

Balance at December 31, 2006	99,297	60,502	—	54,257,691	542	597,334	(52,093)	4,190	709,772
Conversion of units to common stock	—	—	—	7,042,054	70	71,082	—	—	71,152
Net proceeds from sale of common stock	—	—	—	4,025,000	40	150,407	—	—	150,447
Issuance of series C preferred stock, net of offering costs	—	—	169,068	—	—	—	—	—	169,068
Exercise of stock options	—	—	—	81,495	2	1,234	—	—	1,236
Reallocation between minority interests and stockholders’ equity resulting from changes in the relative ownership	—	—	—	—	—	(9,832)	—	—	(9,832)
Amortization of deferred compensation regarding share based awards, net of minority interests	—	—	—	—	—	3,881	—	—	3,881
Dividends declared on preferred stock	—	—	—	—	—	—	(19,330)	—	(19,330)
Dividends declared on common stock	—	—	—	—	—	—	(72,259)	—	(72,259)
Net income	—	—	—	—	—	—	40,592	—	40,592
Other comprehensive income—Foreign currency translation adjustments, net of minority interests	—	—	—	—	—	—	—	(222)	(222)
Other comprehensive income—Fair value of interest rate swaps, net of minority interests	—	—	—	—	—	—	—	1,631	1,631
Other comprehensive income—Reclassification of other comprehensive income to interest expense, net of minority interests	—	—	—	—	—	—	—	(2,220)	(2,220)

Comprehensive income									39,781

Balance at December 31, 2007	$99,297	$60,502	$169,068	65,406,240	$654	$814,106	$(103,090)	$3,379	$1,043,916

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Cash flows from operating activities (including discontinued operations):
Net income	$40,592	$31,392	$16,101
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of assets	(18,049)	(18,096)	—
Minority interests in operating partnership and discontinued operations	4,073	12,911	8,256
Equity in earnings of unconsolidated joint venture	(449)	(177)	—
Distributions from unconsolidated joint venture	1,383	650	—
Write-off of net assets due to early lease terminations	430	450	(228)
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases, including amounts for discontinued operations	81,280	52,795	33,750
Amortization over the vesting period of the fair value of share-based compensation	4,367	1,787	318
Allowance for doubtful accounts	1,135	1,269	401
Amortization of deferred financing costs	5,293	3,842	2,921
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	—	106	571
Amortization of debt premium	(229)	(229)	(138)
Amortization of acquired in place lease value and deferred leasing costs	53,493	38,175	28,482
Amortization of acquired above market leases and acquired below market leases, net	(10,412)	(7,244)	(1,866)
Changes in assets and liabilities:
Restricted cash	(12,716)	(3,637)	(5,798)
Accounts and other receivables	5,134	(10,950)	(4,737)
Deferred rent	(23,376)	(15,034)	(12,952)
Deferred leasing costs	(14,417)	(8,106)	(3,706)
Other assets	(138)	(2,927)	244
Accounts payable and other accrued liabilities	(19,129)	14,571	9,875
Security deposits and prepaid rents	7,390	7,816	5,556

Net cash provided by operating activities (including discontinued operations)	105,655	99,364	77,050

Cash flows from investing activities:
Acquisitions of properties	(359,849)	(499,917)	(450,984)
Purchase of prepaid ground lease	(1,192)	(1,248)	—
Investment in unconsolidated joint venture	—	(30,428)	—
Proceeds from sale of assets, net of sales costs	78,191	59,003	—
Deposits paid for acquisitions of properties	(459)	(1,867)	(430)
Receipt of value added tax refund	6,800	3,567	—
Refundable value added tax paid	(11,059)	(1,002)	—
Change in restricted cash	427	(2,019)	(1,814)
Improvements to investments in real estate	(265,682)	(107,096)	(21,485)
Other deposits	—	(911)	—
Tenant improvement advances to tenants	(27,256)	(38,479)	—
Collection of advances to tenants for tenant improvements	25,836	27,964	—
Return of investment in unconsolidated joint venture	20,500	—
Purchase of joint venture partners’ interests	(3,684)	(5,353)	—

Net cash used in investing activities	(537,427)	(597,786)	(474,713)

DIGITAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	$612,472	$633,087	$393,755
Repayments on unsecured revolving credit facility	(463,980)	(669,594)	(256,755)
Proceeds from mortgage loans	121,288	347,325	181,000
Principal payments on mortgage loans	(48,238)	(114,363)	(86,171)
Principal payments on other secured loans	—	—	(22,000)
Proceeds from exchangeable senior debentures	—	172,500	—
Change in restricted cash	(869)	(365)	(304)
Settlement of foreign currency forward sale contract	—	694	(2,519)
Reimbursement by GI Partners of settlement cost of foreign currency forward sale contract	—	—	1,911
Payment of loan fees and costs	(5,536)	(15,451)	(4,773)
Redemption of operating partnership units	—	(133,822)	—
Contributions from joint venture partners	2,056	—	65
Refund of rate-lock deposit	—	2,782	—
Gross proceeds from the sale of common stock	158,545	378,200	104,502
Gross proceeds from the sale of preferred stock	175,000	—	166,750
Common stock offering costs paid	(8,098)	(16,489)	(6,952)
Preferred stock offering costs paid	(5,932)	—	(6,753)
Proceeds from exercise of stock options	1,236	3,626	718
Payment of dividends to preferred stockholders	(19,329)	(13,780)	(10,014)
Payment of dividends to common stockholders and distributions to limited partners of operating partnership	(77,752)	(64,597)	(48,424)

Net cash provided by financing activities	440,863	509,753	404,036

Net increase in cash and cash equivalents	9,091	11,331	6,373
Cash and cash equivalents at beginning of period	22,261	10,930	4,557

Cash and cash equivalents at end of period	$31,352	$22,261	$10,930

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$69,028	$48,877	$35,056
Cash paid for taxes	604	102	—
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(129)	$4,560	$(27)
Accrual of dividends and distributions	22,345	19,386	15,639
Increase in other assets related to increase in fair value of interest rate swaps	1,872	1,970	3,294
Reclassification of owner’s equity to minority interest in the Operating Partnership	(9,832)	136,235	28,801
Operating Partnership units redeemed for or converted to shares of common stock	71,152	115,921	—
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	97,512	33,228	1,324
Allocation of purchase of properties to:
Investments in real estate	329,999	451,146	414,476
Accounts and other receivables	3,486	2,954	200
Acquired above market leases	335	6,232	14,365
Acquired below market leases	(22,214)	(34,422)	(32,485)
Acquired in place lease value and deferred leasing costs	50,876	78,175	79,476
Other assets	952	—	3,786
Mortgage loans assumed	—	—	(15,838)
Loan premium	—	—	(2,333)
Accounts payable and other accrued liabilities	(2,146)	(3,638)	(11,508)
Security deposits and prepaid rents	(247)	(530)	—
Reverse minority interest in consolidated joint venture	—	—	845

Cash paid for acquisition of properties	361,041	499,917	450,984
Accrual of common and preferred stock offering costs	—	200	—
Increase to components of net investment foreign currency hedge upon settlement:
Investment in real estate	—	—	5,304
Mortgage loans	—	—	(3,307)
Other accrued liabilities	—	—	(1,997)

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we or the Company) is engaged in the business of owning, acquiring, developing, redeveloping and managing technology-related real estate. The Company is focused on providing Turn-Key Datacenter™ and Powered Base Building™ datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from information technology and internet enterprises, to manufacturing and financial services. As of December 31, 2007, our portfolio consists of 70 properties, excluding one property held as an investment in an unconsolidated joint venture; 58 are located throughout North America and 12 are located in Europe. Our properties are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Chicago, Dallas, Los Angeles, New York, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S. and the London, Dublin, Paris and Amsterdam markets in Europe. The portfolio consists of Internet gateway properties, datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

We completed our initial public offering (IPO) on November 3, 2004 and commenced operations on that date. The Operating Partnership was formed on July 21, 2004 in anticipation of our IPO. As of December 31, 2007, we own a 90.7% common interest and a 100% preferred interest in the Operating Partnership. As general partner, we have control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace us as the general partner nor do they have participating rights, although they do have certain protective rights.

We continue to operate and expand the business of our predecessor (the Predecessor). The Predecessor is not a legal entity; rather it is a combination of certain of the real estate subsidiaries of Global Innovation Partners LLC, or GI Partners, contributed to us in connection with the IPO, along with an allocation of certain assets, liabilities, revenues and expenses of GI Partners related to the real estate owned by such subsidiaries.

Pursuant to a contribution agreement among GI Partners, the owner of the Predecessor, and the Operating Partnership, certain of GI Partners’ properties were contributed to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership (Units) and the assumption of debt and other specified liabilities. Additionally, pursuant to contribution agreements between the Operating Partnership and third parties, which were also executed in July 2004, the Operating Partnership received contributions of interests in certain additional real estate properties in exchange for Units and the assumption of specified liabilities.

We purchased a portion of the Units that were issued to GI Partners (which Units were subsequently allocated out to certain members of GI Partners) immediately following the completion of the IPO and upon exercise of the underwriters’ over-allotment option, the aggregate purchase price of which was $91.9 million. The purchase price was equal to the value of the Units based on the IPO price of our stock, net of underwriting discounts and commissions and financial advisory fees. GI Partners distributed approximately 4.0 million Units to its owners and these Units were redeemed for shares of our common stock and sold to third parties in an underwritten public offering, which closed on April 3, 2006. On December 1, 2006, GI Partners redeemed 3.3 million Units for shares of common stock, which shares of common stock were sold to third parties in an underwritten public offering. During the three months ended March 31, 2007, GI Partners distributed their remaining 6.5 million Units to their investors, of which approximately 6.2 million Units were redeemed in exchange for an equal number of shares of our common stock. We did not receive any cash proceeds upon redemption of these Units. As of December 31, 2007, GI Partners no longer had an ownership interest in the Operating Partnership.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have operated in a manner that we believe has enabled us to qualify to be treated, as a Real Estate Investment Trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, (the Code) as amended.

2. Summary of Significant Accounting Policies

(a) Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include all of the accounts of Digital Realty Trust, Inc., the Operating Partnership, the subsidiaries of the Operating Partnership and a consolidated joint venture. Intercompany balances and transactions have been eliminated.

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

The accompanying financial statements do not include the accounts of the real estate subsidiary for a property owned by GI Partners that is subject to a right of first offer agreement, whereby the Operating Partnership has the right to make the first offer to purchase this property if GI Partners decides to sell it.

(b) Cash Equivalents

For purpose of the consolidated statements of cash flows, the Company considers short-term investments with original maturities of 90 days or less when purchased to be cash equivalents. As of December 31, 2007 and 2006, cash equivalents consist of investments in a money market fund.

(c) Investments in Real Estate

Investments in real estate are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Acquired ground leases	Terms of the related lease
Buildings and improvements	5-39 years
Tenant improvements	Shorter of the estimated useful lives or the terms of the related leases

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred.

(d) Investment in Unconsolidated Joint Venture

The Company’s investment in unconsolidated joint venture is accounted for using the equity method, whereby the investment is increased for capital contributed and the Company’s share of the joint venture’s net income and decreased by distributions received and the Company’s share of any losses of the joint venture.

(e) Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below market fixed rate renewal periods. The leases do not currently include any below market fixed rate renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values, also referred to as acquired lease obligations, are amortized as an increase to rental income over the initial terms of the respective leases and any below market fixed rate renewal periods.

In addition to the intangible value for above market leases and the intangible negative value for below market leases, there is intangible value related to having tenants leasing space in the purchased property, which is referred to as in-place lease value and tenant relationship value. Such value results primarily from the buyer of a leased property avoiding the costs associated with leasing the property and also avoiding rent losses and unreimbursed operating expenses during the lease up period. The estimated avoided costs and avoided revenue losses are calculated and this aggregate value is allocated between in-place lease value. The value of in-place leases exclusive

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the value of above-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. The estimated future amortization of intangible assets and liabilities (assuming no early termination of leases acquired) at December 31, 2007 is as follows (in thousands):

	Acquired in place lease value	Acquired above market lease value	Acquired below market lease value
2008	$44,324	$6,342	$(16,915)
2009	35,408	5,983	(14,051)
2010	31,497	5,559	(12,710)
2011	24,120	4,332	(10,988)
2012	19,702	3,781	(7,304)
Thereafter	72,901	12,765	(31,604)

	$227,952	$38,762	$(93,572)

(g) Capitalization of costs.

We capitalize pre-acquisition costs related to probable property acquisitions. We also capitalize direct and indirect costs related to construction and development, including property taxes, insurance and financing costs relating to space under development. Costs previously capitalized related to any property acquisitions no longer considered probable are written off. Interest capitalized during the years ended December 31, 2007 and 2006 was $11.6 million and $3.9 million, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and successful leasing activities of $5.0 million and $2.4 million for the years ended December 31, 2007 and 2006, respectively. We had a writeoff of approximately $0.5 million of pre-acquisition costs in the year ended December 31, 2006, related to a previously targeted acquisition.

(h) Deferred Leasing Costs

Deferred leasing commissions and other direct and indirect costs associated with the acquisition of tenants are capitalized and amortized on a straight line basis over the terms of the related leases.

(i) Foreign Currency Translation

Assets and liabilities of the subsidiaries outside the United States with non-U.S. dollar functional currencies are translated into U.S. dollars using exchange rates as of the balance sheet dates. Income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are recorded as a component of accumulated other comprehensive income.

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

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(l) Offering Costs

Underwriting commissions and other offering costs are reflected as a reduction in additional paid-in capital, or in the case of preferred stock, as a reduction of the carrying value of preferred stock.

(m) Share Based Compensation

We account for share based compensation using the fair value method of accounting. The estimated fair value of the stock options granted by us is being amortized over the vesting period of the stock options. The estimated fair value of the Class C Partnership units (discussed in note 10) granted by us is being amortized over the expected service period of five years.

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

Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Our objective in using derivatives is to add stability to our cash flows due to our exposure to interest rate risks on our variable rate mortgages. To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Through December 31, 2007, we used such derivatives to hedge the variable cash flows associated with variable rate mortgages.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged forecasted transactions affect earnings as a component of interest expense, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. For derivatives designated as net investment hedges, changes in the fair value of the derivative are reported in other comprehensive income (outside of earnings) as part of the cumulative translation adjustment. As of December 31, 2007 and 2006, no derivatives were designated as fair value or net investment hedges. Additionally, we do not use derivatives for trading or speculative purposes.

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

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effective January 1, 2007, we adopted Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48)—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Based on our evaluation, adoption of FIN 48 did not have any impact on our consolidated financial statements as of December 31, 2007.

(p) Presentation of Transactional-based Taxes

In accordance with the provisions of Emerging Issues Task Force Issue No. 06-3 (EITF 06-3), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), we account for such taxes on a net basis.

(q) Revenue Recognition

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

(r) Asset Retirement Obligations

We record accruals for estimated retirement obligations, as required by SFAS No. 143, “Accounting for Asset Retirement Obligations” and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. At December 31, 2007 and 2006, the amount included in accounts payable and other accrued liabilities on our consolidated balance sheet was approximately $1.6 million and $1.2 million, respectively, and the equivalent asset is recorded at $1.5 million and $1.1 million, respectively, net of accumulated amortization.

(s) Discontinued Operations

Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, provides that the assets and liabilities of the component of the entity that has been classified as discontinued operations be presented separately in the entity’s balance sheet. The results of operations of the component of the entity that has been classified as discontinued operations are also reported as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria, as outlined in SFAS No. 144, are met. At such time, depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the estimated costs to sell the assets. The results of operations of assets held for sale are reported as discontinued operations. As of December 31, 2007 and 2006, no assets were held for sale. During 2006, we sold 7979 East Tufts Avenue and in March 2007, we sold 100 Technology Center Drive and 4055 Valley View Lane and accounted for these properties as discontinued operations in the accompanying consolidated statements of operations.

(t) Management’s Estimates

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

This includes a reclassification of the increase in restricted cash to cash flows from operating activities and cash flows from financing activities in the consolidated statements of cash flows for the year ended December 31, 2006 by $3,637,000 and $365,000, respectively, and for the year ended December 31, 2005 by $5,798,000 and $304,000, respectively, with a corresponding reclassification from cash flows from investing activities.

3. Minority Interests in the Operating Partnership

Minority interests in the Operating Partnership relate to the interests that are not owned by us. The following table shows the ownership interest in the Operating Partnership at December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
	Common units and long term incentive units	Percentage of total	Common units and long term incentive units	Percentage of total
The Company	65,406,240	90.7%	54,257,691	79.9%
Minority interest consisting of:
GI Partners	—	—	6,469,476	9.5
Third Parties	5,290,070	7.4	5,555,846	8.2
Employees ( includes long term incentive units, see note 10)	1,385,724	1.9	1,630,142	2.4

	72,082,034	100.0%	67,913,155	100.0%

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows activity for the Operating Partnership units that are not owned by us for the year ended December 31, 2007:

	GI Partners	Third Parties	Employees	Total
As of January 1, 2007	6,469,476	5,555,846	1,630,142	13,655,464
Distributions of GI Partners’ founder Operating Partnership common units to its investors who redeemed units for our common stock(1)	(6,160,641)	—	—	(6,160,641)
Redemption of third party common Operating Partnership units for shares of our common stock(1)	—	(265,776)	—	(265,776)
Distributions of GI Partners’ founder Operating Partnership common units to its investors who are employees of the Company	(308,835)	—	308,835	—
Redemption of common Operating Partnership units for shares of our common stock by an employee of the Company(1)	—	—	(6,002)	(6,002)
Conversion of long-term incentive units for shares of our common stock by employees, former employees and directors of the Company(1)	—	—	(609,635)	(609,635)
Grant of long-term incentive units to employees	—	—	62,384	62,384

As of December 31, 2007	—	5,290,070	1,385,724	6,675,794

(1)	This redemption or conversion was recorded as a reduction to minority interest and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet.

Limited partners have the right to require the Operating Partnership to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of our common stock at the time of the redemption. The liquidation value of the outstanding Operating Partnership common units held by third parties and employees was approximately $256.2 million based on the closing market price of the Company’s common stock on December 31, 2007. Alternatively, we may elect to acquire those common units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. We have filed a shelf registration statement covering the issuance of the shares of our common stock issuable upon redemption of the common units, and the resale of those shares of common stock by the holders.

Under the terms of certain third parties’ (the eXchange parties) contribution agreements signed in the third quarter of 2004, we have agreed to indemnify each exchange party against adverse tax consequences in the event the Operating Partnership directly or indirectly, sells, exchanges or otherwise disposes of (whether by way of merger, sale of assets or otherwise) in a taxable transaction any interest in 200 Paul Avenue 1-4 or 1100 Space Park Drive until the earlier of November 3, 2013 and the date on which these contributors hold less than 25% of the Operating Partnership common units issued to them in the formation transactions consummated concurrently with the IPO. Under the eXchange parties’ amended contribution agreement, the Operating Partnership has agreed to make approximately $17.8 million of indebtedness available for guaranty by the exchange parties until the earlier of November 3, 2013 and the date on which these contributors or certain transferees hold less than 25% of the Operating Partnership common units issued to them in the formation transactions consummated concurrently with the IPO, and we have agreed to indemnify each exchange party against adverse tax consequences if the Operating Partnership does not provide such indebtedness to guarantee.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Investment in Real Estate

	As of December 31, 2007
Property Type	Land	Ground Lease	Building and Improvements(1)	Tenant Improvements	Accumulated Depreciation and Amortization	Net Investment in Properties
Internet Gateways	$93,085	$—	$812,873	$78,298	$(86,355)	$897,901
Datacenters	180,943	1,313	1,028,423	99,658	(83,053)	1,227,284
Technology Manufacturing	20,602	1,477	65,225	5,938	(11,086)	82,156
Technology Office	21,566	—	54,492	9,542	(7,602)	77,998
Other	—	—	7,837	—	(3)	7,834

	$316,196	$2,790	$1,968,850	$193,436	$(188,099)	$2,293,173

	As of December 31, 2006
Property Type	Land	Ground Lease	Building and Improvements(1)	Tenant Improvements	Accumulated Depreciation and Amortization	Net Investment in Properties
Internet Gateways	$89,318	$—	$650,361	$70,735	$(50,466)	$759,948
Datacenters	93,943	1,551	617,728	82,049	(42,909)	752,362
Technology Manufacturing	20,602	1,477	65,209	5,938	(8,642)	84,584
Technology Office	24,865	—	74,161	13,501	(10,463)	102,064
Other	—	—	7,777	111	1	7,889

	$228,728	$3,028	$1,415,236	$172,334	$(112,479)	$1,706,847

(1)	Balances related to construction in progress, without the proportionate land and property costs, amounted to $289.0 million and $96.7 million as of December 31, 2007 and 2006, respectively. Including the proportionate land and property costs, the amounts are $600.7 million and $326.0 million as of December 31, 2007 and 2006, respectively. These amounts, without the proportionate land and property costs, included within building and improvements, are primarily related to construction on datacenters.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We made the following acquisitions of real estate properties during the years ended December 31, 2007 and 2006:

Property	Metropolitan Area	Date Acquired	Purchase Price (in millions)
21110 Ridgetop Circle	Northern Virginia	January 5, 2007	$17.2
3011 LaFayette Street	Silicon Valley	January 22, 2007	13.7
44470 Chilum Place	Northern Virginia	February 27, 2007	43.1
111 8th Avenue(1)	New York City	March 15, 2007	24.4
Devon Shafron Drive(2)	Northern Virginia	March 23, 2007	63.0
Mundells Roundabout(3)	London, England	April 11, 2007	31.4
900 Walnut Street(4)	St. Louis	August 10, 2007	34.5
210 Tucker Boulevard(4)	St. Louis	August 10, 2007	20.8
1 Savvis Parkway	St. Louis	August 22, 2007	27.7
1500 Space Park Drive(5)	Silicon Valley	September 5, 2007	3.7
Cressex 1	London, England	December 10, 2007	12.7
Naritaweg 52	Amsterdam, Netherlands	December 12, 2007	27.2
Foxboro Business Park(6)	London, England	December 21, 2007	43.6

Total Acquisitions—Year Ended December 31, 2007			$363.0

4025 Midway Road	Dallas	January 6, 2006	$16.2
Clonshaugh Industrial Estate	Dublin, Ireland	February 6, 2006	6.3
6800 Millcreek Drive	Toronto, Canada	April 13, 2006	16.0
101 Aquila Way	Atlanta	April 20, 2006	25.3
12001 North Freeway	Houston	April 26, 2006	30.5
14901 FAA Boulevard	Dallas	June 30, 2006	50.6
120 E. Van Buren Street	Phoenix	July 25, 2006	175.0
Gyroscoopweg 2E-2F	Amsterdam, Netherlands	July 27, 2006	11.2
600 Winter Street	Boston	September 13, 2006	8.7
2300 NW 89th Place	Miami	September 26, 2006	5.6
AboveNet Properties(7)	Various	October 1, 2006	40.1
2055 E. Technology Circle	Phoenix	October 17, 2006	9.7
114 Rue Ambroise Croizat	Paris, France	December 5, 2006	53.8
Unit 9, Blanchardstown Corporate Park	Dublin, Ireland	December 20, 2006	47.9

Total Acquisitions—Year Ended December 31, 2006(8)			$496.9

(1)	Acquisition of a leasehold interest.
(2)	The purchase consists of three buildings: 43791 Devon Shafron Drive, 43831 Devon Shafron Drive and 43881 Devon Shafron Drive.
(3)	A land parcel to be developed. Purchase price excludes refundable value added tax of approximately $5.2 million.
(4)	Purchase price includes an earn-out payment made at closing: $0.5 million for 900 Walnut Street and $1.8 million for 210 N. Tucker Boulevard.
(5)	Represents the amount we paid to acquire a 50% interest in a joint venture that owns this above building. Since we control the joint venture, we have consolidated the joint venture in the accompanying consolidated financial statements. Upon consolidation, we included total assets of $13.1 million, a third party loan of $5.5 million, other liabilities of $1.0 million and minority interest of $2.9 million.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)	The purchase consists of three buildings: 1 St. Anne’s Boulevard, 2 St. Anne’s Boulevard and 3 St. Anne’s Boulevard.
(7)	The purchase includes a fee-simple ownership of 1807 Michael Faraday Court in Reston, Virginia and two leasehold interests at 111 Eight Avenue in New York City and 8100 Boone Boulevard in Vienna, Virginia.
(8)	Excludes investment in property in Seattle, Washington, in which we acquired a 49% interest in November 2006 for approximately $30.5 million (see note 5).

5. Investment in Unconsolidated Joint Venture

As of December 31, 2007, the investment in unconsolidated joint venture consists of an effective 49% interest in a joint venture that owns a datacenter property in Seattle, Washington. Cash distributions from the joint venture are allocated pro rata among the partners based on the respective ownership interests. Following is the condensed balance sheet information for the joint venture as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
Assets
Investments in real estate, net	$30,447	$23,956
Other assets	17,680	4,403

Total assets	$48,127	$28,359

Liabilities and Equity
Mortgage loans	$110,000	$49,416
Other liabilities	6,767	4,413
Our equity	(33,634)	(12,480)
Other equity	(35,006)	(12,990)

Total liabilities and equity	$48,127	$28,359

Our investment in unconsolidated joint venture included in our consolidated balance sheet exceeds our equity presented in the joint venture’s balance sheet since our purchase accounting entries are not pushed down to the joint venture.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is the condensed statement of operations information for the joint venture for the year ended December 31, 2007 and for the period from November 1, 2006 (date of acquisition) to December 31, 2006 (in thousands):

	Year Ended December 31, 2007	Period from November 1, 2006 to December 31, 2006
Statements of Operations:

Revenues	$20,396	$3,271

Operating expenses	(7,039)	(956)

Net operating income	13,357	2,315

Interest and other income	418	27
Interest expense	(4,786)	(629)
Loss from early extinguishment of debt	(4,346)	—
Depreciation and amortization	(3,802)	(661)

Net income	$841	$1,052

Add: Historical depreciation and amortization	3,802	661

Net income before FAS 141 purchase price adjustments	$4,643	1,713

Company share of historical net income	2,275	839

Debt premium writeoff related to loss from early extinguishment of debt	1,544	—

FAS 141 purchase price adjustments	(3,370)	(662)

Equity in earnings of unconsolidated joint venture	$449	$177

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Debt

A summary of outstanding indebtedness as of December 31, 2007 and 2006 is as follows (in thousands):

Properties	Interest Rate at December 31, 2007		Maturity Date		Principal Outstanding December 31, 2007		Principal Outstanding December 31, 2006
Mortgage loans:
Secured Term Debt(1)(2)	5.65%		Nov. 11, 2014		$148,738		$150,887
350 East Cermak Road(2)	1-month LIBOR + 2.20	%(3)(4)	Jun. 9, 2008	(5)	97,993		99,353
200 Paul Avenue 1-4(2)	5.74%		Oct. 8, 2015		80,768		81,000
2045 & 2055 LaFayette Street(2)	5.93%		Feb. 6, 2017		68,000		—
600 West Seventh Street	5.80%		Mar. 15, 2016		58,032		59,181
2323 Bryan Street(2)(6)	6.04%		Nov. 6, 2009		55,832		56,579
34551 Ardenwood Boulevard 1-4(2)	5.95%		Nov. 11, 2016		55,000		55,000
1100 Space Park Drive(2)	5.89%		Dec. 11, 2016		55,000		55,000
150 South First Street(2)	6.30%		Feb. 6, 2017		53,288		—
2334 Lundy Place(2)	5.96%		Nov. 11, 2016		40,000		40,000
114 Rue Ambroise Croizat(7)	3-month EURIBOR + 1.35	%(3)	Jan. 18, 2012		47,294	(8)	43,260	(8)
Unit 9, Blanchardstown Corporate Park(7)	3-month EURIBOR + 1.35	%(3)	Jan. 18, 2012		40,661	(8)	37,193	(8)
6 Braham Street	3-month GBP LIBOR + 0.90	%(3)	Apr. 10, 2011		26,172	(9)	25,831	(9)
4055 Valley View Lane	3-month LIBOR + 1.20	%(3)	Jan. 1, 2009		—		20,610
100 Technology Center Drive	3-month LIBOR + 1.70	%(3)	Apr. 1, 2009		—		20,000
Paul van Vlissingenstraat 16	3-month EURIBOR + 1.60	%(3)	Jul. 18, 2013		15,965	(8)	14,662	(8)
Chemin de l’Epinglier 2	3-month EURIBOR + 1.50	%(3)	Jul. 18, 2013		11,594	(8)	10,605	(8)
Gyroscoopweg 2E-2F(10)	3-month EURIBOR + 1.50	%(3)	Oct. 18, 2013		10,163	(8)	9,332	(8)
1125 Energy Park Drive	7.62	%(11)	Mar. 1, 2032		9,456		9,569
375 Riverside Parkway	3-month LIBOR + 1.85	%(3)	Dec. 1, 2008		8,564		8,775
731 East Trade Street	8.22%		Jul. 1, 2020		5,708		5,883
1500 Space Park Drive	1-month LIBOR + 2.75%		Apr. 5, 2008		5,541		—

					893,769		802,720
Revolving credit facility	Various	(12)	Aug. 31, 2010	(5)	299,731	(13)	145,452	(13)
Exchangeable senior debentures	4.13%		Aug. 15, 2026	(14)	172,500		172,500
3 Corporate Place construction loan	1-month LIBOR + 2.25%		Dec. 1, 2008		—	(15)	—

Total principal outstanding					1,366,000		1,120,672
Loan premium—1125 Energy Park Drive and 731 East Trade Street mortgages					1,738		1,966

Total indebtedness					$1,367,738		$1,122,638

(1)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.
(3)	We have entered into interest rate swap agreements as a cash flow hedge for interest generated by these LIBOR, EURIBOR and GBP LIBOR based loans. See note 11 for further information.
(4)	This is the weighted average interest rate as of December 31, 2007. The first note, in a principal amount of $78.4 million, bears interest at a rate of 1-month LIBOR + 1.375% per annum and the second note, in a principal amount of $19.6 million, bears interest at a rate of 1-month LIBOR + 5.5% per annum.
(5)	Two one-year extensions are available, which we may exercise if certain conditions are met.
(6)	This loan is also secured by a $5.0 million letter of credit.
(7)	These loans are also secured by a €4.0 million letter of credit. These loans are cross-collateralized by the two properties.
(8)	Based on exchange rate of $1.46 to €1.00 as of December 31, 2007 and $1.32 to €1.00 as of December 31, 2006.
(9)	Based on exchange rate of $1.99 to £1.00 as of December 31, 2007 and $1.96 to £1.00 as of December 31, 2006.
(10)	This loan is also secured by a €1.3 million letter of credit.
(11)	If the loan is not repaid by March 1, 2012, the interest rate increases to the greater of 9.62% or the then treasury rate plus 2%.
(12)

The interest rate under our revolving credit facility equals either (i) LIBOR, EURIBOR and GBP LIBOR (ranging from 1- to 6-month maturities) plus a margin of between 1.10% and 2.00% or (ii) the greater of (x) the base rate announced by the lender and (y)  1/2 of 1% per annum above the federal funds rate, plus a margin of between 0.100%—1.000%. In each case, the margin is based on our total leverage ratio. We incur a fee ranging from 0.125% to 0.20% for the unused portion of our unsecured revolving credit facility.

(13)	Balances as of December 31, 2007 and 2006 are as follows (US$, in thousands):

Denomination of Draw	Balance as of December 31, 2007		Weighted-average interest rate	Balance as of December 31, 2006		Weighted- average interest rate
US ($)	$111,000		6.12%	$111,000		6.85%
Euro (€)	84,577	(8)	5.86%	34,452	(8)	5.04%
British Sterling (£)	104,154	(9)	7.55%	—		—

Total	$299,731		6.54%	$145,452		6.42%

(14)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of August 15, 2011, August 15, 2016 and August 15, 2021. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on August 18, 2011.
(15)	We are able to draw up to $70.0 million based on the satisfaction of certain lender requirements.

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

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, principal payments due for our borrowings are as follows (in thousands):

2008	$120,017
2009	64,511
2010	311,535
2011	208,873
2012	102,144
Thereafter	558,920

Total	$1,366,000

On August 31, 2007, we modified our revolving credit facility, pursuant to which the total capacity of the revolving credit facility was expanded from $500.0 million to $650.0 million and now matures in August 2010, subject to two one-year extension options exercisable by us. As of December 31, 2007, borrowings under the revolving credit facility bore interest at a blended rate of 6.12% (US dollar), 5.86% (Euro) and 7.55% (British Pound Sterling), which is based on 1-month LIBOR, 1-month EURIBOR and 1-month GBP LIBOR, respectively, plus a margin of 1.20%. The margin can range from 1.10% to 2.00%, depending on our Operating Partnership’s total overall leverage. The revolving credit facility has a $325.0 million sub-facility for multicurrency advances in British Pound Sterling, Canadian Dollars, Euros, and Swiss Francs. On February 6, 2008, we executed an amendment to the revolving credit facility, which increased the limit on the multi-currency sub-facility from $325.0 million to $450.0 million. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, to fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes. As of December 31, 2007, approximately $299.7 million was drawn under this facility, and $11.3 million of letters of credit were issued.

The credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios as well as a pool of unencumbered assets. In addition, except to enable us to maintain our status as a REIT for federal income tax purposes, we are not permitted during any four consecutive fiscal quarters to make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined, for such period, subject to certain other adjustments. As of December 31, 2007, we were in compliance with all of the covenants.

Some of the loans impose penalties upon prepayment. The terms of the following mortgage loans do not permit prepayment of the loan without penalty prior to the dates listed below:

Loan	Date
2323 Bryan Street	August 2009
1125 Energy Park Drive	December 2011
Secured Term Debt	September 2014
200 Paul Avenue 1-4	September 2015
2334 Lundy Place	August 2016
34551 Ardenwood Boulevard 1-4	August 2016
1100 Space Park Drive	September 2016
2045 & 2055 LaFayette Street	November 2016
150 South First Street	November 2016

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exchangeable Senior Debentures due 2026

On August 15, 2006, the Operating Partnership issued $172.5 million of its 4.125% exchangeable senior debentures due August 15, 2026 (the Debentures). Costs incurred to issue the Debentures were approximately $6.2 million. These costs are being amortized over a period of five years, which represents the estimated term of the Debentures, and are included in deferred financing costs, net in the consolidated balance sheet. The Debentures are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership.

Interest is payable on August 15 and February 15 of each year beginning February 15, 2007 until the maturity date of August 15, 2026. The Debentures bear interest at 4.125% per annum and contain an exchange settlement feature, which provides that the Debentures may, under certain circumstances, be exchangeable for cash (up to the principal amount of the Debentures) and, with respect to any excess exchange value, into cash, shares of our common stock or a combination of cash and shares of our common stock at an initial exchange rate of 30.6828 shares per $1,000 principal amount of Debentures. The exchange rate on the Debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.265 per share per quarter.

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

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Income per Share

The following is a summary of the elements used in calculating basic and diluted income per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2007	2006	2005
Income from continuing operations	$24,412	$20,780	$16,130
Preferred stock dividends	(19,330)	(13,780)	(10,014)

Income from continuing operations available to common stockholders	5,082	7,000	6,116
Income (loss) from discontinued operations	16,180	10,612	(29)

Net income available to common stockholders	$21,262	$17,612	$6,087

Weighted average shares outstanding—basic	60,527,625	36,134,983	23,986,288
Potentially dilutive common shares:
Stock options	317,354	277,250	235,444
Class C Units (2005 Grant)	903,482	986,595	—
Excess exchange value of exchangeable senior debentures	824,476	43,364	—

Weighted average shares outstanding—diluted	62,572,937	37,442,192	24,221,732

Income per share—basic:
Income per share from continuing operations available to common stockholders	$0.08	$0.20	$0.25
Income per share from discontinued operations	0.27	0.29	$—

Net income per share available to common stockholders	$0.35	$0.49	$0.25

Income per share—diluted:
Income per share from continuing operations available to common stockholders	$0.08	$0.19	$0.25
Income per share from discontinued operations	0.26	0.28	—

Net income per share available to common stockholders	$0.34	$0.47	$0.25

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Year Ended December 31,
	2007	2006	2005
Weighted average of common Operating Partnership units not owned by us	8,226,399	26,427,837	31,539,155
Potentially dilutive outstanding stock options	616,168	187,500	—
Potentially dilutive outstanding Class C Units (2005 Grant)	—	—	1,180,000
Potentially dilutive outstanding Class C Units (2007 Grant)	750,724	—	—
Potentially dilutive Series C Cumulative Convertible Preferred Stock	3,614,800	—	—

	13,208,091	26,615,337	32,719,155

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On or after July 15, 2026, the Debentures may be exchanged at the then applicable exchange rate for cash (up to the principal amount of the Debentures) and, with respect to any excess exchange value, into cash, shares of our common stock or a combination of cash and shares of our common stock at an initial exchange rate of 30.6828 shares per $1,000 principal amount of Debentures. The Debentures will also be exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events. For the year ended December 31, 2007 and during the period from initial issuance or August 15, 2006 through December 31, 2006, the weighted average common stock price exceeded the strike price of $32.59 per share. Therefore, using the treasury method, 824,476 and 43,364 shares of common stock are contingently issuable upon settlement of the excess exchange value was included as potentially dilutive common shares in determining diluted earnings per share for the years ended December 31, 2007 and 2006, respectively.

8. Income Taxes

We have elected to be taxed as a REIT and believe that we have complied with the REIT requirements of the Code as of December 31, 2007. As a REIT, we are generally not subject to corporate level federal income and excise taxes on taxable income to the extent it is currently distributed to our stockholders. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the year ended December 31, 2007.

As a REIT, we are subject to local and state taxes in certain states where we operate. We are also subject to foreign income taxes in countries that do not recognize REITs under their respective tax laws. Income taxes for these jurisdictions are accrued, as necessary, for the year ended December 31, 2007.

We have elected taxable REIT subsidiary (TRS) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs and hold assets that we cannot hold directly. We recognize federal and state income tax expenses for TRS entities, as necessary. There is no current tax provision for our TRS entities for the year ended December 31, 2007 due to taxable losses incurred.

9. Stockholders Equity

(a) Redeemable Preferred Stock

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

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Holders of shares of series C preferred stock may convert some or all of their outstanding shares of series C preferred stock initially at a conversion rate of 0.5164 shares of common stock per $25.00 liquidation preference. Except as otherwise provided, shares of our series C preferred stock will be convertible only into shares of our common stock. On or after April 10, 2012, we may, at our option, convert some or all of our series C preferred stock into that number of shares of common stock that are issuable at the then-applicable conversion rate. We may exercise this conversion option only if (1) the closing sale price per share of our common stock equals or exceeds 130% of the then-applicable conversion price of our series C preferred stock for at least 20 trading days in a period of 30 consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option; and (2) on or prior to the effective date of our conversion option, we have either declared and paid, or declared and set apart for payment, any unpaid dividends that are in arrears on our series C preferred stock. The conversion rate on the series C preferred stock is subject to adjustment, including, but not limited to, for certain dividends on our common stock in excess of $0.28625 per share per quarter. The aggregate number of shares of our common stock issuable in connection with the exercise of the fundamental change conversion right may not exceed 7.3 million shares.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Shares and Units

A common unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. The common units are further discussed in note 3 and the long term incentive units are discussed in note 10.

(d) Dividends and Distributions

We have declared the following dividends on our common and preferred stock and equivalent distributions on common units in our Operating Partnership for the years ended December 31, 2007, 2006 and 2005 (in thousands):

Date dividend and distribution declared	Dividend and distribution payable date	Series A Preferred Stock(1)	Series B Preferred Stock(2)	Series C Preferred Stock(3)	Common Stock and Operating Partnership Common Units
February 14, 2005	March 31, 2005	1,271	—	—	12,905	(4)
May 16, 2005	June 30, 2005	2,199	—	—	12,905	(4)
August 9, 2005	September 30, 2005	2,199	900	—	14,338	(4)
November 8, 2005	December 30, 2005 for Series A and B Preferred Stock; January 13, 2006 for Common Stock and Operating Partnership Common Units	2,199	1,246	—	15,639	(5)

Total—2005		$7,868	$2,146	$—	$55,787

February 27, 2006	March 31, 2006	2,199	1,246	—	15,642	(5)
May 1, 2006	June 30, 2006	2,199	1,246	—	16,709	(5)
July 31, 2006	October 2, 2006	2,199	1,246	—	16,607	(5)
October 31, 2006	December 29, 2006 for Series A and B Preferred Stock; January 16, 2007 for Common Stock and Operating Partnership Common Units	2,199	1,246	—	19,387	(6)

Total—2006		$8,796	$4,984	$—	$68,345

February 15, 2007	April 2, 2007	2,199	1,246	—	19,442	(6)
May 2, 2007	July 2, 2007	2,199	1,246	1,722	19,458	(6)
August 1, 2007	October 1, 2007	2,199	1,246	1,914	19,465	(6)
November 1, 2007	December 31, 2007 for Series A, B and C Preferred Stock; January 14, 2008 for Common Stock and Operating Partnership Common Units	2,199	1,246	1,914	22,345	(7)

Total—2007		$8,796	$4,984	$5,550	$80,710

(1)	$2.125 annual rate of dividend per share.
(2)	$1.969 annual rate of dividend per share.
(3)	$1.094 annual rate of dividend per share.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	$0.975 annual rate of dividend and distribution per share and unit.
(5)	$1.060 annual rate of dividend and distribution per share and unit.
(6)	$1.145 annual rate of dividend and distribution per share and unit.
(7)	$1.240 annual rate of dividend and distribution per share and unit.

The tax treatment of dividends on common stock paid in 2007 is as follows: approximately 78% ordinary income and 22% return of capital. The tax treatment of dividends on common stock paid in 2006 is as follows: approximately 74% ordinary income and 26% return of capital. The tax treatment of dividends on common stock paid in 2005 is as follows: approximately 87% ordinary income and 13% return of capital. All dividends paid on our preferred stock in 2007, 2006 and 2005 were classified as ordinary income for income tax purposes.

10. Incentive Plan

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

As of December 31, 2007, 4,154,137 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Amended and Restated 2004 Incentive Award Plan. Each long-term incentive and Class C Unit issued under the Amended and Restated 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the Amended and Restated 2004 Incentive Award Plan and the individual award limit discussed above.

(a) Long Term Incentive Units

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

In connection with the IPO, an aggregate of 1,490,561 of fully vested long-term incentive units were issued and compensation expense totaling $17.9 million was recorded at the completion of the IPO. Subsequent to the

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IPO, we have issued 201,965 long-term incentive units. The fair values are being expensed on a straight-line basis over the vesting period of the long-term incentive units, which is five years. The expense recorded for the years ended December 31, 2007, 2006 and 2005 was approximately $0.9 million, $0.6 million and $0.1 million, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $3.9 million and $2.3 million as of December 31, 2007 and 2006, respectively. We expect to recognize this unearned compensation over the next 3.8 years on a weighted average basis.

(b) Class C Profits Interests Units

2005 Grant

During the fourth quarter of 2005, we granted to each of our named executive officers and certain other employees an award of Class C Units under our 2004 Incentive Award Plan (2005 Grant).

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

The aggregate amount of the 2005 Grant award pool will be equal to 7% of the excess shareholder value, as defined, created during the applicable performance period, but in no event will the amount of the pool exceed the lesser of $40.0 million or the value of 2.5% of the total number of shares of our common stock and limited partnership units of the Operating Partnership at the end of the performance period.

2007 Grant

On May 2, 2007, we granted to each of our named executive officers and certain other officers and employees an award of Class C Units of the Operating Partnership under the First Amended and Restated 2004 Incentive Award Plan (2007 Grant).

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

•

with respect to the second measurement date, we achieve a total shareholder return equal to at least 36% over a period commencing on May 2, 2007 and ending on the earlier of May 1, 2010 and the date of a change in control of our company,

The aggregate amount of the 2007 Grant award pool will be equal to 8% of the excess shareholder value, as defined, created during the applicable performance period, but in no event will the amount of the pool exceed:

•	$17 million for the first measurement date; or

•	$40 million (less the amount of the award pool as of the first measurement date) for the second measurement date.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The first and second measurement dates may be accelerated as follows:

•

in the event that during any 60 consecutive days ending prior to November 1, 2008, the 2007 Grant award pool, if calculated on each day during such period, equals or exceeds $17.0 million on each such day, the first measurement date will be accelerated to the last day of the 60-day period; and

•

in the event that during any 60 consecutive days ending prior to May 1, 2010, the 2007 Grant award pool, if calculated on each day during such period, equals or exceeds $40.0 million on each such day, the second measurement date will be accelerated to the last day of the 60-day period; and

•	upon a change in control of the Company.

Common Provisions for the 2005 and 2007 Grant

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

As of December 31, 2007 and December 31, 2006, approximately 1,203,000 Class C Units related to the 2005 Grant had been awarded to our executive officers and other employees. The fair value of these awards of approximately $4.0 million will be recognized as compensation expense on a straight line basis over the expected service period of five years. The unearned compensation as of December 31, 2007 and December 31, 2006 was $2.2 million and $3.0 million, respectively. As of December 31, 2007 and December 31, 2006, none of the above awards had vested. We recognized compensation expense related to these Class C Units of $0.8 million, $0.8 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, approximately 751,000 Class C Units related to the 2007 Grant had been awarded to our executive officers and other employees. The fair value of these awards of approximately $11.8 million will be recognized as compensation expense on a straight line basis over the expected service period of five years. The unearned compensation as of December 31, 2007 was $10.2 million. As of December 31, 2007, none of the above awards had vested. We recognized compensation expense related to these Class C Units of $1.1 million for the year ended December 31, 2007. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $0.5 million for the year ended December 31, 2007.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Stock Options

The fair value of each option granted under the 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the weighted-average assumptions listed below for grants in 2007 and 2006. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. The expense recorded for the years ended December 31, 2007, 2006 and 2005 was approximately $0.9 million, $0.3 million and $0.2 million, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $0.1 million for the year ended December 31, 2007. We did not capitalize any amounts for the years ended December 31, 2006 and 2005. Unearned compensation representing the unvested portion of the stock options totaled $5.1 million and $2.2 million as of December 31, 2007 and December 31, 2006, respectively. We expect to recognize this unearned compensation over the next 3.4 years on a weighted average basis.

The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options granted during the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
Dividend yield	2.76%	3.37%	5.61%
Expected life of option	80 months	120 months	120 months
Risk-free interest rate	4.65%	4.62%	4.48%
Expected stock price volatility	22.82%	29.42%	21.42%

Weighted-average fair value of options granted during the period	$9.70	$9.15	$2.57

The following table summarizes the 2004 Incentive Award Plan’s stock option activity for the year ended December 31, 2007:

	Year ended December 31, 2007
	Shares	Weighted average exercise price
Options outstanding, beginning of period	770,596	$18.05
Granted	481,500	41.51
Exercised	(81,495)	15.49
Cancelled	(12,001)	29.59

Options outstanding, end of period	1,158,600	$27.86

Exercisable, end of period	294,656	$16.44

We issued new common shares for the common stock options exercised during the years ended December 31, 2007, 2006 and 2005. The intrinsic value of options exercised in the years ended December 31, 2007, 2006 and 2005 was approximately $2.0 million, $6.0 million and $0.6 million, respectively.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2007:

Options outstanding					Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate Intrinsic Value	Number exercisable	Weighted average remaining contractual life	Weighted average exercise price	Aggregate Intrinsic Value
$12.00-13.02	391,197	6.83	$12.07	$10,289,982	213,524	6.83	$12.06	$5,616,985
$13.47-14.50	30,000	7.08	14.16	726,400	5,000	7.06	$13.99	121,925
$20.37-28.09	125,152	7.96	22.78	1,951,175	32,061	7.96	$22.96	494,069
$33.18-41.73	612,251	9.22	39.66	—	44,071	8.84	33.19	228,144

	1,158,600	8.22	$27.86	$12,967,557	294,656	7.26	$16.44	$6,461,123

(d) 401(k) Plan

We have a 401(k) plan whereby our employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The 401(k) Plan complies with Internal Revenue Service requirements as a 401(k) Safe Harbor Plan whereby discretionary contributions made by us are 100% vested. The aggregate cost of our contributions to the 401(k) Plan was approximately $0.6 million, $0.3 million and $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

11. Fair Value of Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

The estimates of the fair value of financial instruments at December 31, 2007 and 2006, respectively, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. As described in note 12, the interest rate cap and interest rate swaps are recorded at fair value.

We calculate the fair value of our mortgage loans and exchangeable senior debentures based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral and other loan terms, including excess exchange value which exists related to our exchangeable senior debentures. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt. The carrying value of our revolving credit facility approximates fair value, due to the short-term nature of this instrument along with the variability of interest rates.

At December 31, 2007 the aggregate fair value of our mortgage loans and exchangeable senior debentures are estimated to be $1,108.0 million compared to the carrying value of $1,068.0 million. As of December 31, 2006 the fair value of our mortgage loans and exchangeable senior debentures was estimated to be approximately $996.6 million compared to a carrying value of $977.1 million.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Derivative Instruments

(a) Interest rate swap agreements

As of December 31, 2007, we were a party to interest rate swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. The fair value of these derivatives was $2.6 million and $3.3 million at December 31, 2007 and 2006, respectively.

As of December 31, 2007, we estimate that $1.0 million of accumulated other comprehensive income will be reclassified to earnings through a reduction to interest expense during the twelve months ending December 31, 2008, when the hedged forecasted transactions impact earnings.

The table below summarizes the terms of these interest rate swaps and their fair values as of December 31, 2007 (in thousands):

Current Notional Amount	Strike Rate	Effective Date	Expiration Date	Fair Value
$97,885	4.025	May 26, 2005	Jun. 15, 2008	$167
8,564	5.020	Dec. 1, 2006	Dec. 1, 2008	(66)
26,229(1)	4.944	Jul. 10, 2006	Apr. 10, 2011	106
15,978(2)	3.981	May 17, 2006	Jul. 18, 2013	333
11,558(2)	4.070	Jun. 23, 2006	Jul. 18, 2013	192
10,170(2)	3.989	Jul. 27, 2006	Oct. 18, 2013	219
47,330(2)	3.776	Dec. 5, 2006	Jan. 18, 2012	1,072
40,692(2)	4.000	Dec. 20, 2006	Jan. 18, 2012	591

$258,406				$2,614

(1)	Translation to U.S. dollars is based on exchange rate of $1.99 to £1.00 as of December 31, 2007.
(2)	Translation to U.S. dollars is based on exchange rate of $1.46 to €1.00 as of December 31, 2007.

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

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Tenant Leases

The future minimum lease payments to be received (excluding operating expense reimbursements) by us as of December 31, 2007, under non-cancelable operating leases are as follows (in thousands):

2008	$272,611
2009	278,883
2010	271,678
2011	248,642
2012	239,357
Thereafter	1,232,285

Total	$2,543,456

Included in the above amounts are minimum lease payments to be received from The tel(x) Group, Inc., or tel(x), a related party further discussed in note 14. The future minimum lease payments to be received (excluding operating expense reimbursements) by us from tel(x) as of December 31, 2007, under non-cancelable operating leases are as follows (in thousands):

2008	$10,249
2009	11,014
2010	11,751
2011	12,104
2012	12,467
Thereafter	217,788

Total	$275,373

Operating revenues from properties outside the United States were $34.2 million, $13.2 million and $6.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

For the years ended December 31, 2007, 2006 and 2005, revenues recognized from Savvis Communications comprised approximately 11.6%, 12.9% and 12.4% of total revenues, respectively. For the years ended December 31, 2007, 2006 and 2005, revenues recognized from Qwest Communications International, Inc. comprised approximately 8.0%, 10.9% and 11.2% of total revenues, respectively. Other than noted here, for the years ended December 31, 2007, 2006 and 2005, no single tenant comprised more than 10% of total revenues.

14. Related Party Transactions

We paid additional compensation, not encompassed in the management fee, to affiliates of CB Richard Ellis, an affiliate of GI Partners and Richard Magnuson, our Chairman, until May 2007, for real estate services. The following schedule presents fees incurred by us and the Predecessor and earned by affiliates of CB Richard Ellis (in thousands):

Year ended December 31,	2007	2006	2005
Lease commissions	$841	$1,082	$751
Property management fees and other	1,488	1,342	1,191

	$2,329	$2,424	$1,942

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2005, we entered into two agreements with Linc Facility Services, LLC, or LFS primarily for personnel providing operations and maintenance repairs of the mechanical, electrical, plumbing and general building service systems of five of our properties. LFS belongs to The Linc Group, which GI Partners has owned since late 2003. Our consolidated statement of operations includes expenses paid to the Linc Group of approximately $0.6 million, $1.3 million and $0.7 million for these services for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, all of the contracts have expired and have not been renewed.

In December 2006, we entered into ten leases with tel(x), pursuant to which tel(x) provides enhanced meet-me-room services to our customers. tel(x) was acquired by GI Partners Fund II, LLP in November 2006. Richard Magnuson, our Chairman, is also the chief executive officer of the advisor to GI Partners Fund II, LLP. Our consolidated statements of operations include rental revenues of approximately $13.9 and $1.1 million from tel(x) for the years ended December 31, 2007 and 2006, respectively. In connection with the lease agreements, we entered into an operating agreement with tel(x), effective as of December 1, 2006, with respect to joint sales and marketing efforts, designation of representatives to manage the national relationship between us and tel(x) and future meet-me-room facilities. Under the operating agreement, tel(x) has a sixty-day option to enter into a meet-me-room lease for certain future meet-me-room buildings acquired by us or any buildings currently owned by us that are converted into a meet-me-room building.

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

15. Commitments and Contingencies

(a) Operating Leases

We have a ground lease obligation on 2010 East Centennial Circle that expires in 2082. After February 2036, rent for the remaining term of the 2010 East Centennial Circle ground lease will be determined based on a fair market value appraisal of the property and, as result, rent after February 2036 is excluded from the minimum commitment information below.

We have ground leases on Paul van Vlissingenstraat 16 that expires in 2054, Chemin de l’Epinglier 2 that expires in July 2074, Clonshaugh Industrial Estate that expires in 2981, Gyroscoopweg 2E-2F, which has a

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

continuous ground lease and will be adjusted on January 1, 2042 and Naritaweg 52, which has a continuous ground lease. We have an operating lease for our current headquarters, which we occupied in June 2005 and expires in May 2012 with an option to extend the lease until September 2017. We also have operating leases at 111 8th Avenue (2nd and 6th floors), 8100 Boone Boulevard and 111 8th Avenue (3rd and 7th floors), which expire in June 2014, September 2017 and February 2022, respectively. The lease at 111 8th Avenue (2nd and 6th floors) has an option to extend the lease until June 2019 and the lease at 111 8th Avenue (3rd and 7th floors) has an option to extend the lease until February 2032. The lease at 8100 Boone Boulevard has no extension option.

We have a fully prepaid ground lease on 2055 E. Technology Circle that expires in 2083. The ground lease at Naritaweg 52 has been prepaid through December 2036.

Rental expense for these leases was approximately $5.9 million, $2.0 million and $440,000 for the years ended December 31, 2007, 2006 and 2005 respectively.

The minimum commitment under these leases, excluding the fully prepaid ground lease, as of December 31, 2007 was as follows (in thousands):

2008	$6,172
2009	6,373
2010	6,614
2011	6,636
2012	6,272
Thereafter	44,944

$77,011

(b) Contingent liabilities

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 260,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013. We have recorded a liability of approximately $14,000 for this contingent liability on our balance sheet at December 31, 2007.

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other liabilities include $1.5 million and $1.3 million for this liability as of December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, we paid approximately $0.1 million to the seller.

As part of the acquisition of Naritaweg 52, we entered into an agreement with the seller whereby the seller is entitled to receive up to 50% of the gain on sale of the property if the property is sold within 12 months (50% of gain) or 24 months (25% of gain) from the date of purchase to an unaffiliated buyer.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Purchase commitments

As of December 31, 2007, we had signed purchase agreements to acquire the following properties:

Location	Purchase price ($ millions)	Purchase completed on:
Properties acquired between January 1, 2008 and February 28, 2008:
365 South Randolphville Road, Piscataway, New Jersey	$20.2	February 14, 2008

Properties not acquired as of February 28, 2008:
650 Randolph Road, Franklin Township, New Jersey $10.9(1)	$10.9	(1)

(1)	As we are completing due diligence for this potential acquisition we can give no assurance that we will complete its purchase.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At December 31, 2007, we had construction contract related open commitments of $74.8 million, excluding approximately $17.0 million of the obligations which will be reimbursed by third parties.

16. Discontinued Operations

In 2007 and 2006, we sold the following properties:

Property	Date of Sale	Proceeds (in millions)	Gain on Sale (in millions)
4055 Valley View Lane	March 30, 2007	$33.0	$6.2
100 Technology Center Drive	March 20, 2007	45.5	11.8
7979 East Tufts Avenue	July 12, 2006	60.4	18.1

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations of the properties above are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements. The following table summarizes the income and expense components that comprise income (loss) from discontinued operations for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005
Operating Revenues:
Rental	$1,940	$11,716	$14,147
Tenant reimbursements	400	1,569	1,734
Other	—	—	33

Total operating revenues	2,340	13,285	15,914

Operating Expenses:
Rental property operating and maintenance	567	2,855	3,900
Property taxes	310	1,619	1,678
Insurance	27	127	151
Depreciation and amortization	379	5,314	6,530
Other	—	—	17

Total operating expenses	1,283	9,915	12,276
Operating income	1,057	3,370	3,638

Other Income (Expenses):
Interest and other income	5	20	—
Interest expense	333	(3,076)	(3,741)

Income (loss) from discontinued operations before gain on sale of assets and minority interests	1,395	314	(103)
Gain on sale of assets	18,049	18,096	—
Minority interests attributable to discontinued operations	(3,264)	(7,798)	74

Income (loss) from discontinued operations	$16,180	$10,612	$(29)

17. Quarterly Financial Information (unaudited)

The tables below reflect selected quarterly information for the years ended December 31, 2007 and 2006. Certain amounts have been reclassified to conform to the current year presentation (in thousands except share amounts).

	Three Months Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Total operating revenues	$105,903	$104,794	$95,583	$88,967
Income from continuing operations before minority interests	5,641	5,126	8,025	6,429
Income (loss) from discontinued operations before minority interests	—	(18)	43	19,419
Net income	5,613	5,135	7,758	22,086
Net income (loss) available to common stockholders	254	(224)	2,591	18,641
Basic net income per share available to common stockholders	$—	$—	$0.04	$0.33

Diluted net income per share available to common stockholders	$—	$—	$0.04	$0.32

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Total operating revenues	$82,045	$70,673	$62,237	$57,121
Income from continuing operations before minority interests	7,430	4,983	6,373	7,107
Income (loss) from discontinued operations before minority interests	256	18,266	62	(174)
Net income	6,423	14,787	5,095	5,087
Net income available to common stockholders	2,978	11,342	1,650	1,642
Basic net income per share available to common stockholders	$0.06	$0.31	$0.05	$0.06

Diluted net income per share available to common stockholders	$0.06	$0.30	$0.05	$0.06

18. Subsequent Events

On February 25, 2008, we declared the following distributions per share and the Operating Partnership made an equivalent distribution per unit.

Share Class	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock		Common stock and common unit
Dividend and distribution amount	$0.531250	$0.492188	$0.273438	$0.210069	(1)	$0.310000
Dividend and distribution payable date	March 31, 2008	March 31, 2008	March 31, 2008	March 31, 2008		March 31, 2008
Dividend payable to shareholders of record on	March 17, 2008	March 17, 2008	March 17, 2008	March 17, 2008		March 17, 2008
Annual equivalent rate of dividend and distribution	$2.125	$1.969	$1.094	$1.375		$1.240

(1)	Represents a pro rata dividend from and including the original issue date to and including March 31, 2008.

On February 14, 2008 we acquired 365 South Randolphville Road, a property located in Piscataway, New Jersey for approximately $20.2 million.

On February 6, 2008, we issued 13.8 million shares of 5.500% Series D Cumulative Convertible Preferred Stock for total net proceeds, after underwriting discounts and estimated offering expenses, of $333.6 million, including the proceeds from the exercise of the underwriters’ over-allotment option. We used the net proceeds from the offering to temporarily repay borrowings under our revolving credit facility, to acquire properties and for general corporate purposes.

On February 6, 2008, we executed an amendment to the revolving credit facility, which increased the limit on the multi-currency sub-facility from $325.0 million to $450.0 million.

On January 30, 2008, we amended our charter to increase the number of authorized shares of our common stock, $0.01 par value per share, available for issuance from 100,000,000 to 125,000,000 and the number of authorized shares of our preferred stock, $0.01 par value per share, available for issuance from 20,000,000 to 30,000,000.

DIGITAL REALTY TRUST, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

(In thousands)

				Initial costs			Costs capitalized subsequent to acquisition		Total costs
	Metropolitan Area	Encumbrances		Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total	Accumulated depreciation and amortization	Date of acquisition (A) or construction (C)
PROPERTIES:
36 NE 2nd Street	Miami	17,513		1,942	—	24,184	987	—	1,942	—	25,171	27,113	(4,832)	2002	(A)
2323 Bryan Street	Dallas	55,832		1,838	—	77,604	12,873	—	1,838	—	90,477	92,315	(17,890)	2002	(A)
6 Braham Street	London, England	26,172		3,776	—	28,166	9,415	—	4,061	—	37,296	41,357	(5,241)	2002	(A)
300 Boulevard East	New York	44,909		5,140	—	48,526	25,098	—	5,140	—	73,624	78,764	(14,838)	2002	(A)
2334 Lundy Place	Silicon Valley	40,000		3,607	—	23,008	37	—	3,607	—	23,045	26,652	(4,163)	2002	(A)
34551 Ardenwood Boulevard 1-4	Silicon Valley	55,000		15,330	—	32,419	2,094	—	15,330	—	34,513	49,843	(6,553)	2003	(A)
2440 Marsh Lane	Dallas	—		1,477	—	10,330	454	—	1,477	—	10,784	12,261	(2,697)	2003	(A)
2010 East Centennial Circle	Phoenix	—		—	1,477	16,472	4	—	—	1,477	16,476	17,953	(2,334)	2003	(A)
375 Riverside Parkway	Atlanta	8,564		1,250	—	11,578	12,197	—	1,250	—	23,775	25,025	(1,912)	2003	(A)
3300 East Birch Street	Los Angeles	7,629		3,777	—	4,611	423	—	3,777	—	5,034	8,811	(1,468)	2003	(A)
47700 Kato Road & 1055 Page Avenue	Silicon Valley	—		5,272	—	20,166	8	—	5,272	—	20,174	25,446	(2,200)	2003	(A)
4849 Alpha Road	Dallas	10,747		2,983	—	10,650	25	—	2,983	—	10,675	13,658	(1,747)	2004	(A)
600 West Seventh Street	Los Angeles	58,032		18,478	—	50,824	21,112	—	18,478	—	71,936	90,414	(9,360)	2004	(A)
2045 & 2055 LaFayette Street	Silicon Valley	68,000		6,065	—	43,817	19	—	6,065	—	43,836	49,901	(5,036)	2004	(A)
100 & 200 Quannapowitt Parkway	Boston	34,833		12,416	—	26,154	1,171	—	12,416	—	27,325	39,741	(4,868)	2004	(A)
11830 Webb Chapel Road	Dallas	33,106		5,881	—	34,473	791	—	5,881	—	35,264	41,145	(4,804)	2004	(A)
150 South First Street	Silicon Valley	53,288		2,068	—	29,214	356	—	2,068	—	29,570	31,638	(2,920)	2004	(A)
3065 Gold Camp Drive	Sacramento	—		1,886	—	10,686	118	—	1,886	—	10,804	12,690	(1,367)	2004	(A)
200 Paul Avenue 1-4	San Francisco	80,768		14,427	—	75,777	24,660	—	14,427	—	100,437	114,864	(10,306)	2004	(A)
1100 Space Park Drive	Silicon Valley	55,000		5,130	—	18,206	10,248	—	5,130	—	28,454	33,584	(4,601)	2004	(A)
3015 Winona Avenue	Los Angeles	—		6,534	—	8,356	3	—	6,534	—	8,359	14,893	(1,200)	2004	(A)
833 Chestnut Street	Philadelphia	—		5,738	—	42,249	28,535	—	5,738	—	70,784	76,522	(8,131)	2005	(A)
1125 Energy Park Drive	Minneapolis/St. Paul	10,022	(1)	2,775	—	10,761	21	—	2,775	—	10,782	13,557	(1,160)	2005	(A)
350 East Cermak Road	Chicago	97,993		8,466	—	103,232	65,885	—	8,466	—	169,117	177,583	(13,758)	2005	(A)
8534 Concord Center Drive	Denver	—		2,181	—	11,561	43	—	2,181	—	11,604	13,785	(1,395)	2005	(A)
2401 Walsh Street	Silicon Valley	—		5,775	—	19,267	20	—	5,775	—	19,287	25,062	(1,648)	2005	(A)
200 North Nash Street	Los Angeles	—		5,514	—	11,695	11	—	5,514	—	11,706	17,220	(1,068)	2005	(A)
2403 Walsh Street	Silicon Valley	—		5,504	—	9,727	10	—	5,504	—	9,737	15,241	(969)	2005	(A)
4700 Old Ironsides Drive	Silicon Valley	—		2,865	—	4,540	856	—	2,865	—	5,396	8,261	(721)	2005	(A)
4650 Old Ironsides Drive	Silicon Valley	—		4,562	—	12,503	7	—	4,562	—	12,510	17,072	(1,233)	2005	(A)
731 East Trade Street	Charlotte	6,880	(2)	1,748	—	5,727	6	—	1,748	—	5,733	7,481	(446)	2005	(A)
113 North Myers	Charlotte	—		1,098	—	3,127	526	—	1,098	—	3,653	4,751	(396)	2005	(A)
125 North Myers	Charlotte	—		1,271	—	3,738	5,925	—	1,271	—	9,663	10,934	(615)	2005	(A)
Paul van Vlissingenstraat 16	Amsterdam, Netherlands	15,965		—	—	15,255	5,578	—	—	—	20,833	20,833	(1,616)	2005	(A)

DIGITAL REALTY TRUST, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION—(Continued)

DECEMBER 31, 2007

(In thousands)

			Initial costs			Costs capitalized subsequent to acquisition		Total costs
	Metropolitan Area	Encumbrances	Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total	Accumulated depreciation and amortization	Date of acquisition (A) or construction (C)
600-780 S. Federal	Chicago	—	7,801	—	27,718	1,713	—	7,801	—	29,431	37,232	(2,476)	2005	(A)
115 Second Avenue	Boston	—	1,691	—	12,569	10,952	—	1,691	—	23,521	25,212	(2,103)	2005	(A)
Chemin de l’Epinglier 2	Geneva, Switzerland	11,594	—	—	20,071	4,750	—	—	—	24,821	24,821	(1,837)	2005	(A)
251 Exchange Place	Northern Virginia	—	1,622	—	10,425	152	—	1,622	—	10,577	12,199	(946)	2005	(A)
7500 Metro Center Drive	Austin	—	1,177	—	4,877	1,880	—	1,177	—	6,757	7,934	(722)	2005	(A)
7620 Metro Center Drive	Austin	—	510	—	6,760	2	—	510	—	6,762	7,272	(627)	2005	(A)
3 Corporate Place	New York	—	2,124	—	12,678	69,186	—	2,124	—	81,864	83,988	(3,971)	2005	(A)
4025 Midway Road	Dallas	—	2,196	—	14,037	14,075	—	2,196	—	28,112	30,308	(2,490)	2006	(A)
Clonshaugh Industrial Estate	Dublin	—	—	1,444	5,569	(102)	—	—	121	6,790	6,911	(418)	2006	(A)
6800 Millcreek Drive	Toronto	—	1,657	—	11,352	510	—	1,657	—	11,862	13,519	(786)	2006	(A)
101 Aquila Way	Atlanta	—	1,480	—	34,797	41	—	1,480	—	34,838	36,318	(2,485)	2006	(A)
12001 North Freeway	Houston	—	6,965	—	23,492	97	—	6,965	—	23,589	30,554	(1,529)	2006	(A)
14901 FAA Boulevard	Dallas	—	3,303	—	40,799	116	—	3,303	—	40,915	44,218	(1,985)	2006	(A)
120 E Van Buren	Phoenix	—	4,524	—	157,822	44,623	—	4,524	—	202,445	206,969	(9,567)	2006	(A)
Gyroscoopweg 2E-2F	Amsterdam, Netherlands	10,163	—	—	13,450	1,579	—	—	—	15,029	15,029	(775)	2006	(A)
Clonshaugh (Developable Land)	Dublin	—	—	—	—	30,546	—	—	—	30,546	30,546	(3)	2006	(A)
600 Winter Street	Boston	—	1,429	—	6,228	28	—	1,429	—	6,256	7,685	(315)	2006	(A)
2300 NW 89th Place	Miami	—	1,022	—	3,767	18	—	1,022	—	3,785	4,807	(206)	2006	(A)
2055 East Technology Circle	Phoenix	—	—	—	8,519	27,231	—	—	—	35,750	35,750	(266)	2006	(A)
114 Rue Ambroise Croizat	Paris, France	47,294	12,261	—	34,051	12,002	—	13,545	—	44,769	58,314	(1,508)	2006	(A)
Unit 9, Blanchardstown Corporate Park	Dublin, Ireland	40,661	1,927	—	40,024	6,122	—	2,111	—	45,962	48,073	(1,858)	2006	(A)
111 8th Avenue	New York	—	—	—	17,688	1,046	—	—	—	18,734	18,734	(3,425)	2006	(A)
1807 Michael Faraday Court	Northern Virginia	—	1,499	—	4,578	416	—	1,499	—	4,994	6,493	(360)	2006	(A)
8100 Boone Boulevard	Northern Virginia	—	—	—	158	438	—	—	—	596	596	(191)	2006	(A)
21110 Ridgetop Circle	Northern Virginia	—	2,934	—	14,311	835	—	2,934	—	15,146	18,080	(451)	2007	(A)
3011 Lafayette Street	Silicon Valley	—	3,354	—	10,305	44,261	—	3,354	—	54,566	57,920	(253)	2007	(A)
44470 Chilum Place	Northern Virginia	—	3,351	—	37,360	184	—	3,531	—	37,364	40,895	(855)	2007	(A)
43881 Devin Shafron Drive	Northern Virginia	—	4,653	—	23,631	19,458	—	4,653	—	43,089	47,742	(546)	2007	(A)

DIGITAL REALTY TRUST, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION—(Continued)

DECEMBER 31, 2007

(In thousands)

			Initial costs			Costs capitalized subsequent to acquisition		Total costs
	Metropolitan Area	Encumbrances	Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total	Accumulated depreciation and amortization	Date of acquisition (A) or construction (C)
43831 Devin Shafron Drive	Northern Virginia	—	3,027	—	16,247	6	—	3,027	—	16,253	19,280	(364)	2007	(A)
43791 Devin Shafron Drive	Northern Virginia	—	3,490	—	17,444	(4)	—	3,490	—	17,440	20,930	(350)	2007	(A)
Mundells Roundabout	London, England	—	31,354	—	—	7,043	—	31,523	—	6,874	38,397	—	2007	(A)
900 Walnut Street	St. Louis	—	2,042	—	17,223	272	—	2,042	—	17,495	19,537	(262)	2007	(A)
210 N Tucker	St. Louis	—	1,791	—	29,516	753	—	1,791	—	30,269	32,060	(406)	2007	(A)
1 Savvis Parkway	St. Louis	—	3,301	—	20,639	—	—	3,301	—	20,639	23,940	(267)	2007	(A)
1500 Space Park Drive	Silicon Valley	5,541	6,732	—	6,325	10,844	—	6,732	—	17,169	23,901	—	2007	(A)
Cressex 1	London, England	—	3,629	—	9,036	1,073	—	3,780	—	9,958	13,738	—	2007	(A)
Naritaweg 52	Amsterdam, Netherlands	—	—	1,192	23,441	16	—	—	1,192	23,457	24,649	—	2007	(A)
Foxboro Business Park	London, England	—	24,323	—	18,006	189	—	24,323	—	18,195	42,518	—	2007	(A)
Other		—	—	—	8,298	(465)	—	—	—	7,833	7,833	(3)

		895,506	313,943	4,113	1,621,814	541,402	—	316,196	2,790	2,162,286	2,481,272	(188,099)

(1)	The balance shown includes an unamortized premium of $566.
(2)	The balance shown includes an unamortized premium of $1,172.

See accompanying report of independent registered public accounting firm.

DIGITAL REALTY TRUST, INC.

NOTES TO SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2007

(In thousands)

(1) Tax Basis Cost

The aggregate gross cost of Digital Realty Trust, Inc. (the company) properties for federal income tax purposes approximated $2,023.3 million (unaudited) as of December 31, 2007.

(2) Historical Cost and Accumulated Depreciation and Amortization

The following table reconciles the historical cost of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2007.

	Year Ended December 31,
	2007	2006	2005
Balance, beginning of year	$1,819,326	$1,258,510	$818,392
Additions during period (acquisitions and improvements)	714,335	598,513	440,934
Deductions during period (dispositions and write-off of tenant improvements)	(52,389)	(37,697)	(816)

Balance, end of year	$2,481,272	$1,819,326	$1,258,510

The following table reconciles accumulated depreciation and amortization of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2007.

	Year Ended December 31,
	2007	2006	2005
Balance, beginning of year	$112,479	$64,404	$30,980
Additions during period (depreciation and amortization expense )	81,318	53,478	33,626
Deductions during period (dispositions and write-off of tenant improvements)	(5,698)	(5,403)	(202)

Balance, end of year	$188,099	$112,479	$64,404

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Management’s Report on Internal Control over Financial Reporting is included in Part II, Item 8, Financial Statements and Supplementary Data on page 63.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 25, 2008 we granted performance-based long-term incentive units to certain of our named executive officers. The vesting of these units is contingent on the company achieving minimum funds from operations for the fiscal year ending December 31, 2008, which we refer to as the performance condition. If the company achieves the threshold limit of funds from operations for the fiscal year ending December 31, 2008, 60% of the long-term incentive units subject to each grant will satisfy the performance condition. If the company achieves or exceeds the upper limit of funds from operations, 100% of the long-term incentive units subject to each grant will satisfy the performance condition. If the company achieves funds from operations for the fiscal year ending December 31, 2008 between the threshold and upper limits, a proportionate number of long-term incentive units will satisfy the performance condition. Any long-term incentive units which do not satisfy the performance condition will automatically be cancelled and forfeited by the grantee.

Subject to continued employment, the number of long-term units that satisfy the performance condition will thereafter vest based on the following schedule: twenty percent (20%) will vest on February 25, 2009 (or a date determined by the compensation committee not later than 30 days after the measurement date for determination of satisfaction of the performance condition, which we refer to as the measurement date), an additional 20% will vest on February 25, 2010, an additional 30% will vest on February 25, 2011 and the remaining 30% will vest on

February 25, 2012. If a change of control of the company occurs prior to the measurement date, then 100% of the long-term incentive units subject to each grant will vest immediately prior to the change of control. If a change of control of the company occurs after the measurement date, then 100% of the long-term incentive units which satisfied the performance condition will vest immediately prior to the change of control.

We will file the form of performance-based long-term incentive unit agreement with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2008. The number of performance-based long-term incentive units granted to each of our named executive officers is as follows:

Name	Number of Units
Michael F. Foust	25,040
A. William Stein	15,024
Scott E. Peterson	5,008
Christopher J. Crosby, Jr.	12,937

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

We have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure. We have furnished to the Securities and Exchange Commission as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2007, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 906 of the Sarbanes Oxley Act. In addition, as required by Section 303A.12 of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning our security ownership of certain beneficial owners and management and equity compensation plan information required by Item 12 will be included in the Proxy Statement to be filed relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., including amendments.

3.2(2)	Amended and Restated Bylaws of Digital Realty Trust, Inc.

3.3(4)	Articles Supplementary creating the Series A Preferred Stock of Digital Realty Trust, Inc.

3.4(6)	Articles Supplementary creating the Series B Preferred Stock of Digital Realty Trust, Inc.

3.5(10)	Articles Supplementary creating the Series C Preferred Stock of Digital Realty Trust, Inc.

3.6(11)	Articles Supplementary creating the Series D Preferred Stock of Digital Realty Trust, Inc.

4.1(1)	Specimen Certificate for Common Stock for Digital Realty Trust, Inc.

4.2(3)	Specimen Certificate for Series A Preferred Stock of Digital Realty Trust, Inc.

4.3(5)	Specimen Certificate for Series B Preferred Stock of Digital Realty Trust, Inc.

4.4(10)	Specimen Certificate for Series C Preferred Stock of Digital Realty Trust, Inc.

4.5(11)	Specimen Certificate for Series D Preferred Stock of Digital Realty Trust, Inc.

10.1(10)	Fifth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

10.2(14)	Sixth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

10.3(11)	Seventh Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

10.4(2)	Registration Rights Agreement among Digital Realty Trust, Inc. and the persons named therein.

10.5(2)†	2004 Incentive Award Plan of Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P.

10.6(1)†	Form of Indemnification Agreement between Digital Realty Trust, Inc. and its directors and officers.

10.7(2)	Non-competition Agreement between Digital Realty Trust, Inc. and Global Innovation Partners, LLC.

10.8(1)	Contribution Agreement, dated as of July 31, 2004, by and among San Francisco Wave eXchange, LLC, Santa Clara Wave eXchange, LLC and eXchange colocation, LLC, Digital Realty Trust, L.P. and Digital Realty Trust, Inc.

10.9(1)	Right of First Offer Agreement (Frankfurt) dated as of July 31, 2004.

10.10(1)	Purchase and Sale Agreement, dated as of September 16, 2004, by and between Global Innovation Partners, LLC and Digital Realty Trust, L.P.

10.11(2)	Registration Rights Agreement among Digital Realty Trust, Inc. and the persons named therein (option and right of first offer agreement).

10.12(12)	Revolving Credit Agreement among Digital Realty Trust, L.P., as borrower, Digital Realty Trust, Inc., as parent guarantor, the subsidiary guarantors named therein, Citicorp North America, Inc., as administrative agent, KeyBank National Association, as syndication agent, Citigroup Global Markets Inc. and KeyBanc Capital Markets, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein.

Exhibit
10.13(7)	Loan Agreement, dated as of October 4, 2005, by and between 200 Paul, LLC as borrower and Countrywide Commercial Real Estate Finance, Inc.

10.14(7)†	Form of 2005 Class C Profits Interest Units Agreement.

10.15(2)	Loan Agreement, dated as of November 3, 2004, by and among Global Webb, L.P. and Citigroup Global Markets Realty Corp.

10.16(2)	Note, dated as of November 3, 2004, by Global Webb, L.P. in favor of Citigroup Global Markets Realty Corp.

10.17(2)	Loan Agreement, dated as of November 3, 2004, by and among Global Weehawken Acquisition Company, LLC and Citigroup Global Markets Realty Corp.

10.18(2)	Note, dated as of November 3, 2004, by Global Weehawken Acquisition Company, LLC in favor of Citigroup Global Markets Realty Corp.

10.19(2)	Loan Agreement, dated as of November 3, 2004, by and among GIP Wakefield, LLC and Citigroup Global Markets Realty Corp.

10.20(2)	Note, dated as of November 3, 2004, by GIP Wakefield, LLC in favor of Citigroup Global Markets Realty Corp.

10.21(2)†	Form of Profits Interest Units Agreements.

10.22(2)†	Form of Digital Realty Trust, Inc. Incentive Stock Option Agreement.

10.23(5)	Loan Agreement, dated as of May 27, 2005, between Digital Lakeside, LLC and Morgan Stanley Mortgage Capital Inc.

10.24(5)	Promissory Note A, dated as of May 27, 2005, by Digital Lakeside, LLC in favor of Morgan Stanley Mortgage Capital Inc.

10.25(5)	Promissory Note B, dated as of May 27, 2005, by Digital Lakeside, LLC in favor of Morgan Stanley Mortgage Capital Inc.

10.26(5)	Exit Fee Agreement, dated as of May 27, 2005, by and between Digital Lakeside, LLC and Morgan Stanley Mortgage Capital Inc.

10.27(8)	Purchase and Sale Agreement, dated as of July 25, 2006, by and between Sterling Network Exchange, LLC and Digital Phoenix Van Buren, LLC.

10.28(8)	Securities Purchase Agreement, dated as of July 25, 2006, among Sterling Telecom Holdings, LLC, George D. Slessman, William D. Slessman and Anthony L. Wanger and Digital Phoenix Van Buren, LLC, Digital Services Phoenix, LLC and Fund Management Services, LLC, as the Seller Representative.

10.29(9)	Indenture, dated as of August 15, 2006, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 4.125% Exchangeable Senior Debentures due 2026.

10.30(9)	Registration Rights Agreement, dated August 15, 2006, among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Citigroup Capital Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.31(13)†	First Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan.

10.32(13)†	Second Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan.

Exhibit
10.33(15)†	Form of 2007 Class C Profits Interest Units Agreement.

10.34(16)†	First Amended and Restated to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan.

10.35	Amendment No. 1 to the Revolving Credit Agreement, dated as of February 6, 2008 among Digital Realty Trust, L.P., Citicorp North America, Inc., as administrative agent, the financial institutions named therein, KeyBank National Association, as syndication agent, and Citigroup Global Markets Inc. and KeyBanc Capital Markets, as the arrangers.

12.1	Statement of Computation of Ratios.

21.1	List of Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(†)	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the registrant’s registration statement on Form S-11 (File No. 333-117865) declared effective by the commission on November 3, 2004.
(2)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the commission on December 13, 2004.
(3)	Incorporated by reference to the registrant’s registration statement on Form S-11 (File No. 333-122099) declared effective by the commission on February 3, 2005.
(4)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on February 14, 2005.
(5)	Incorporated by reference to the registrant’s registration statement on Form S-11 (File No. 333-126396) declared effective by the commission on July 20, 2005.
(6)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on July 29, 2005.
(7)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the Commission on October 5, 2005.
(8)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the commission on August 4, 2006.
(9)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on August 21, 2006.
(10)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on April 11, 2007.
(11)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on February 11, 2008.
(12)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on September 7, 2007.
(13)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on March 30, 2007.

(14)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the commission on November 9, 2007.
(15)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the commission on August 9, 2007.
(16)	Incorporated by reference to Appendix A to the registrant’s definitive proxy statement on Schedule 14A filed with the commission on March 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

By:	/s/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer

Date: February 29, 2008

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD A. MAGNUSON Richard A. Magnuson	Chairman of the Board	February 29, 2008

/S/ MICHAEL F. FOUST Michael F. Foust	Chief Executive Officer	February 29, 2008

/S/ A. WILLIAM STEIN A. William Stein	Chief Financial Officer & Chief Investment Officer	February 29, 2008

/S/ EDWARD F. SHAM Edward F. Sham	Controller (Principal Accounting Officer)	February 29, 2008

/S/ LAURENCE A. CHAPMAN Laurence A. Chapman	Director	February 29, 2008

/S/ RUANN F. ERNST Ruann F. Ernst, Ph.D.	Director	February 29, 2008

/S/ KATHLEEN EARLEY Kathleen Earley	Director	February 29, 2008

/S/ DENNIS E. SINGLETON Dennis E. Singleton	Director	February 29, 2008