Form 10-Q
period 2008-03-31
Digital Realty Trust, Inc.
filed 2008-05-09
CIK 1297996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From __________ to _____________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non- accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, $.01 par value per share	65,809,058

DIGITAL REALTY TRUST, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2008	December 31, 2007
ASSETS	(unaudited )
Investments in real estate:
Properties:
Land	$321,071	$316,196
Acquired ground leases	2,898	2,790
Buildings and improvements	2,075,030	1,968,850
Tenant improvements	194,797	193,436

Total investments in properties	2,593,796	2,481,272
Accumulated depreciation and amortization	(214,720)	(188,099)

Net investments in properties	2,379,076	2,293,173
Investment in unconsolidated joint venture	8,370	8,521

Net investments in real estate	2,387,446	2,301,694
Cash and cash equivalents	34,367	31,352
Accounts and other receivables, net of allowance for doubtful accounts of $3,165 and $3,167 as of March 31, 2008 and December 31, 2007, respectively	46,419	43,440
Deferred rent	72,664	64,639
Acquired above market leases, net	37,603	38,762
Acquired in place lease value and deferred leasing costs, net	245,609	253,642
Deferred financing costs, net	16,524	17,610
Restricted cash	37,448	41,302
Other assets	16,956	17,023

Total Assets	$2,895,036	$2,809,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving credit facility	$114,759	$299,731
Mortgage loans	903,432	895,507
Exchangeable senior debentures	172,500	172,500
Accounts payable and other accrued liabilities	136,416	176,143
Accrued dividends and distributions	—	22,345
Acquired below market leases, net	90,197	93,572
Security deposits and prepaid rents	26,990	27,839

Total liabilities	1,444,294	1,687,637
Commitments and contingencies
Minority interests in consolidated joint venture	10,035	4,928
Minority interests in operating partnership, redemption value of $243,103 as of March 31, 2008	73,681	72,983
Stockholders’ equity:
Preferred Stock: $0.01 par value, 30,000,000 authorized:
Series A Cumulative Redeemable Preferred Stock, 8.50%, $103,500,000 liquidation preference ($25.00 per share), 4,140,000 issued and outstanding	99,297	99,297
Series B Cumulative Redeemable Preferred Stock, 7.875%, $63,250,000 liquidation preference ($25.00 per share), 2,530,000 issued and outstanding	60,502	60,502
Series C Cumulative Convertible Preferred Stock, 4.375%, $175,000,000 liquidation preference ($25.00 per share), 7,000,000 issued and outstanding	169,068	169,068
Series D Cumulative Convertible Preferred Stock, 5.500%, $345,000,000 liquidation preference ($25.00 per share), 13,800,000 issued and outstanding	333,604	—
Common Stock; $0.01 par value: 125,000,000 authorized, 65,481,470 and 65,406,240 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	654	654
Additional paid-in capital	814,166	814,106
Dividends in excess of earnings	(120,535)	(103,090)
Accumulated other comprehensive income, net	10,270	3,379

Total stockholders’ equity	1,367,026	1,043,916

Total liabilities and stockholders’ equity	$2,895,036	$2,809,464

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Three Months Ended March 31,
	2008	2007
Operating Revenues:
Rental	$92,746	$73,288
Tenant reimbursements	21,787	15,679
Other	14	—

Total operating revenues	114,547	88,967

Operating Expenses:
Rental property operating and maintenance	31,564	21,239
Property taxes	8,124	7,540
Insurance	1,205	1,426
Depreciation and amortization	39,137	29,399
General and administrative	8,845	7,210
Other	451	188

Total operating expenses	89,326	67,002

Operating income	25,221	21,965
Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	158	545
Interest and other income	655	513
Interest expense	(14,632)	(16,594)

Income from continuing operations before minority interests	11,402	6,429
Minority interests in continuing operations of operating partnership	(294)	(501)

Income from continuing operations	11,108	5,928
Income from discontinued operations before gain on sale of assets and minority interests	—	1,370
Gain on sale of assets	—	18,049
Minority interests attributable to discontinued operations	—	(3,261)

Income from discontinued operations	—	16,158
Net income	11,108	22,086
Preferred stock dividends	(8,258)	(3,445)

Net income available to common stockholders	$2,850	$18,641

Income per share from continuing operations available to common stockholders:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04

Income per share from discontinued operations:
Basic	$—	$0.29
Diluted	$—	$0.28

Net income per share available to common stockholders:
Basic	$0.04	$0.33
Diluted	$0.04	$0.32

Weighted average common shares outstanding:
Basic	65,431,586	56,511,200
Diluted	67,142,783	58,424,427

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited in thousands)

	Three months ended March 31,
	2008	2007
Net income	$11,108	$22,086
Other comprehensive income:
Foreign currency translation adjustments	10,089	1,006
Minority interests in foreign currency translation adjustments	(943)	(169)
Increase (decrease) in fair value of interest rate swaps	(2,134)	642
Minority interests in decrease (increase) in fair value of interest rate swaps	199	(108)
Reclassification of other comprehensive income to earnings	(353)	(1,382)
Minority interests in reclassification of other comprehensive income to earnings	33	232

Comprehensive income	$17,999	$22,307

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities (including discontinued operations):
Net income	$11,108	$22,086
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of assets	—	(18,049)
Minority interests in operating partnership and discontinued operations	294	3,762
Equity in earnings of unconsolidated joint venture	(158)	(545)
Distributions from unconsolidated joint venture	309	389
Write-off of net assets due to early lease terminations	306	—
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases, including amounts for discontinued operations	26,233	16,829
Amortization over the vesting period of the fair value of share-based compensation	1,595	507
Allowance for doubtful accounts	(2)	(277)
Amortization of deferred financing costs	1,398	1,351
Amortization of debt premium	(57)	(57)
Amortization of acquired in place lease value and deferred leasing costs	12,904	12,958
Amortization of acquired above market leases and acquired below market leases, net	(2,685)	(2,787)
Changes in assets and liabilities:
Restricted cash	3,746	1,382
Accounts and other receivables	2,025	(565)
Deferred rent	(7,771)	(4,987)
Deferred leasing costs	(867)	(1,348)
Other assets	(3,302)	(1,631)
Accounts payable and other accrued liabilities	(26,445)	(1,734)
Security deposits and prepaid rents	(1,085)	(1,010)

Net cash provided by operating activities (including discontinued operations)	17,546	26,274

Cash flows from investing activities:
Acquisitions of properties	(20,982)	(161,395)
Proceeds from sale of assets, net of sales costs	—	78,191
Deposits paid for acquisitions of properties	(100)	(3,526)
Receipt of value added tax refund	1,604	341
Refundable value added tax paid	(2,835)	—
Change in restricted cash	57	(761)
Improvements to investments in real estate	(93,324)	(43,729)
Tenant improvement advances to tenants	(6,346)	(14,471)
Collection of advances to tenants for tenant improvements	8,966	16,911

Net cash used in investing activities	(112,960)	(128,439)

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from financing activities:
Borrowings on revolving credit facility	$122,818	$187,608
Repayments on revolving credit facility	(308,372)	(119,000)
Proceeds from mortgage loans	—	121,288
Principal payments on mortgage loans	(2,386)	(42,251)
Change in restricted cash	51	(307)
Payment of loan fees and costs	(32)	(1,219)
Contributions from joint venture partners	5,107	—
Gross proceeds from the sale of preferred stock	334,650	—
Preferred stock offering costs paid	(538)	—
Proceeds from exercise of stock options	152	172
Payment of dividends to preferred stockholders	(8,258)	—
Payment of dividends to common stockholders and distributions to limited partners of operating partnership	(44,763)	(19,388)

Net cash provided by financing activities	98,429	126,903

Net increase in cash and cash equivalents	3,015	24,738
Cash and cash equivalents at beginning of period	31,352	22,261

Cash and cash equivalents at end of period	$34,367	$46,999

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$20,093	$17,882
Cash paid for taxes	82	—
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$10,089	$1,006
Accrual of dividends and distributions	—	22,885
Increase (decrease) in other assets related to increase in fair value of interest rate swaps	(2,134)	642
Increase to accounts and other receivables related to sale of interest rate swap agreement	—	467
Reclassification of owner’s equity to minority interest in the Operating Partnership	(1,538)	1,356
Operating Partnership units redeemed for or converted to shares of common stock	—	65,140
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	84,789	18,265
Allocation of purchase of properties to:
Investments in real estate	20,982	144,266
Accounts and other receivables	—	1,686
Other assets		952
Acquired above market leases	—	(91)
Acquired below market leases	—	(17,984)
Acquired in place lease value and deferred leasing costs	—	34,738
Accounts payable and other accrued liabilities	—	(1,925)
Security deposits and prepaid rents	—	(247)

Cash paid for acquisition of properties	$20,982	$161,395

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007

(unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we or the Company) is engaged in the business of owning, acquiring, developing, redeveloping and managing technology-related real estate. The Company is focused on providing Turn-Key Datacenter™ and Powered Base Building™ datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from information technology and Internet enterprises, to manufacturing and financial services. As of March 31, 2008, our portfolio consists of 71 properties, excluding one property held as an investment in an unconsolidated joint venture; 59 are located throughout North America and 12 are located in Europe. Our properties are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Chicago, Dallas, Los Angeles, New York, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S. and the London, Dublin, Paris and Amsterdam markets in Europe. The portfolio consists of corporate and Internet gateway datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

We completed our initial public offering (IPO) on November 3, 2004 and commenced operations on that date. The Operating Partnership was formed on July 21, 2004 in anticipation of our IPO. As of March 31, 2008, we own a 90.5% common interest and a 100% preferred interest in the Operating Partnership. As general partner, we have control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace us as the general partner nor do they have participating rights, although they do have certain protective rights.

2. Summary of Significant Accounting Policies

(a) Principles of Consolidation and Basis of Presentation

The accompanying interim condensed consolidated financial statements include all of the accounts of Digital Realty Trust, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. Intercompany balances and transactions have been eliminated.

Property interests contributed to the Operating Partnership by our predecessor, Global Innovation Partners, LLC (GI Partners) in exchange for units have been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the contributed assets and assumed liabilities were recorded at the predecessor’s historical cost basis. Property interests acquired from third parties for cash or Units are accounted for using purchase accounting.

The accompanying interim condensed consolidated financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature, except as otherwise indicated. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007.

(b) Cash Equivalents

For purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of March 31, 2008 and December 31, 2007, cash equivalents consist of investments in a money market fund.

(c) Share Based Compensation

We account for share based compensation using the fair value method of accounting. The estimated fair value of the stock options granted by us is being amortized on a straight-line basis over the vesting period of the stock options. The estimated fair value of the long-term incentive units and Class C Units (discussed in note 10) granted by us is being amortized on a straight-line basis over the expected service period.

For share based compensation awards with performance conditions, we estimate the fair value of the award for each of the possible performance condition outcomes and amortize the compensation cost based on management’s projected performance outcome. In the instance management’s projected performance outcome changes prior to the final measurement date, compensation cost is adjusted accordingly.

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

Even if we qualify for taxation as a REIT, we are taxed in certain states in which we operate. Our consolidated taxable REIT subsidiaries are subject to both federal and state income taxes to the extent there is taxable income. We are also taxed in foreign countries where we operate that do not recognize U.S. REITs under their respective tax laws. Accordingly, we recognize and accrue income taxes for taxable REIT subsidiaries, certain states and foreign jurisdictions, as appropriate.

(e) Presentation of Transactional-based Taxes

In accordance with the provisions of Emerging Issues Task Force Issue No. 06-3 (EITF 06-3), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), we account for such taxes on a net basis.

(f) Asset Retirement Obligations

We record accruals for estimated retirement obligations as required by SFAS No. 143, “Accounting for Asset Retirement Obligations” and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. As of March 31, 2008 and December 31, 2007, the amount included in accounts payable and other accrued liabilities on our condensed consolidated balance sheets was approximately $1.6 million, and the equivalent asset is recorded at $1.5 million, net of accumulated depreciation.

(g) Assets and Liabilities Measured at Fair Value

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. However, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2, which impact our adoption of SFAS 157. FSP 157-1 amends SFAS 157 to exclude FASB No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The reporting entity’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

(i) Reclassifications

Certain reclassifications to prior year amounts have been made to conform to the current year presentation.

This includes a reclassification of the increase in restricted cash to cash flows from investing activities and cash flows from financing activities in the consolidated statements of cash flows for the three months ended March 31, 2007 by $761,000 and $307,000, respectively, with a corresponding reclassification from cash flows from operating activities.

3. Minority Interests in the Operating Partnership

Minority interests in the Operating Partnership relate to the interests that are not owned by us. The following table shows the ownership interest in the Operating Partnership as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Common units and long term incentive units	Percentage of total	Common units and long term incentive units	Percentage of total
The Company	65,481,470	90.5%	65,406,240	90.7%
Minority interest consisting of:
Third Parties	5,290,070	7.3	5,290,070	7.4
Employees (includes long term incentive units, see note 10)	1,557,896	2.2	1,385,724	1.9

	72,329,436	100.0%	72,082,034	100.0%

The following table shows activity for the Operating Partnership and long-term incentive units that are not owned by us for the three months ended March 31, 2008:

	Third Parties	Employees	Total
As of January 1, 2008	5,290,070	1,385,724	6,675,794
Grant of long-term incentive units to employees	—	172,172	172,172

As of March 31, 2008	5,290,070	1,557,896	6,847,966

Limited partners have the right to require the Operating Partnership to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of our common stock at the time of the redemption. The liquidation value of the outstanding Operating Partnership common units held by third parties and employees was approximately $243.1 million based on the closing market price of the Company’s common stock on March 31, 2008. Alternatively, we may elect to acquire those common units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. We have filed a shelf registration statement covering the issuance of the shares of our common stock issuable upon redemption of the common units, and the resale of those shares of common stock by the holders.

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

4. Properties Acquired During the Three Months Ended March 31, 2008

We acquired the following real estate property during the three months ended March 31, 2008:

Property	Metropolitan Area	Date Acquired	Purchase Price (in millions) (1)
365 South Randolphville Road	New York	February 14, 2008	$20.4

(1)	Includes closing costs.

The purchase price of this acquisition has been allocated on a preliminary basis to the individual assets acquired. We expect to finalize our purchase price allocations no later than twelve months from the date of each acquisition.

5. Discontinued Operations

In the three months ended March 31, 2007, we sold the following properties:

Property	Date of Sale	Proceeds (in millions)	Gain on Sale (in millions)
4055 Valley View Lane	March 30, 2007	$33.0	$6.2
100 Technology Center Drive	March 20, 2007	45.5	11.8

The results of operations of the properties above are reported as discontinued operations for all periods presented in the accompanying consolidated condensed financial statements. The following table summarizes the income and expense components that comprise income (loss) from discontinued operations for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Operating revenues	$—	$2,391
Operating expenses	—	(1,233)
Interest and other income	—	1
Interest expense	—	(729)
Gain on derivative instruments	—	940

	—	1,370
Gain on sale of assets	—	18,049
Minority interests attributable to discontinued operations	—	(3,261)

Income from discontinued operations	$—	$16,158

We sold no properties during the three months ended March 31, 2008.

6. Debt

A summary of outstanding indebtedness as of March 31, 2008 and December 31, 2007, respectively, is as follows (in thousands):

Properties	Interest Rate at March 31, 2008		Maturity Date	Principal Outstanding March 31, 2008		Principal Outstanding December 31, 2007
Mortgage loans:
Secured Term Debt (1)(2)	5.65%		Nov. 11, 2014	$148,175		$148,738
350 East Cermak Road (2)	1-month LIBOR + 2.20%	(3)(4)	Jun. 9, 2008 (5)	97,638		97,993
200 Paul Avenue 1-4 (2)	5.74%		Oct. 8, 2015	80,409		80,768
2045 & 2055 LaFayette Street (2)	5.93%		Feb. 6, 2017	68,000		68,000
600 West Seventh Street	5.80%		Mar. 15, 2016	57,734		58,032
2323 Bryan Street (2)	6.04%		Nov. 6, 2009	55,636		55,832
34551 Ardenwood Boulevard 1-4 (2)	5.95%		Nov. 11, 2016	55,000		55,000
1100 Space Park Drive (2)	5.89%		Dec. 11, 2016	55,000		55,000
150 South First Street (2)	6.30%		Feb. 6, 2017	53,288		53,288
2334 Lundy Place (2)	5.96%		Nov. 11, 2016	40,000		40,000
114 Rue Ambroise Croizat (6)	3- month EURIBOR + 1.35%	(3)	Jan. 18, 2012	51,008	(7)	47,294	(7)
Unit 9, Blanchardstown Corporate Park (6)	3- month EURIBOR + 1.35%	(3)	Jan. 18, 2012	43,854	(7)	40,661	(7)
6 Braham Street	3- month GBP LIBOR + 0.90%	(3)	Apr. 10, 2011	26,185	(8)	26,172	(8)
Paul van Vlissingenstraat 16	3- month EURIBOR + 1.60%	(3)	Jul. 18, 2013	17,219	(7)	15,965	(7)
Chemin de l’Epinglier 2	3- month EURIBOR + 1.50%	(3)	Jul. 18, 2013	12,504	(7)	11,594	(7)
Gyroscoopweg 2E-2F (9)	3- month EURIBOR + 1.50%	(3)	Oct. 18, 2013	10,960	(7)	10,163	(7)
1125 Energy Park Drive	7.62%	(10)	Mar. 1, 2032	9,426		9,456
375 Riverside Parkway	3- month LIBOR + 1.85%	(3)	Dec. 1, 2008	8,511		8,564
731 East Trade Street	8.22%		Jul. 1, 2020	5,663		5,708
1500 Space Park Drive	1- month LIBOR + 2.75%		Apr. 5, 2008 (11)	5,541		5,541

				901,751		893,769
Revolving credit facility	Various	(12)	Aug. 31, 2010 (13)	114,759	(14)	299,731	(14)
Exchangeable senior debentures	4.13%		Aug. 15, 2026 (15)	172,500		172,500
3 Corporate Place construction loan	1-month LIBOR + 2.25%		Dec. 1, 2008	—	(16)	—

Total principal outstanding				1,189,010		1,366,000
Loan premium—1125 Energy Park Drive and 731 East Trade Street mortgages				1,681		1,738

Total indebtedness				$1,190,691		$1,367,738

(1)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 W ebb Chapel Road. Each of these loans is cross-collateralized by the six properties.

(2)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.

(3)	We have entered into interest rate swap agreements as a cash flow hedge for interest generated by these LIBOR, EURIBOR and GBP LIBOR based loans. See note 11 for further information.

(4)	This is the weighted average interest rate as of March 31, 2008. The first note, in a principal amount of $78.1 million, bears interest at a rate of 1-month LIBOR + 1.375% per annum and the second note, in a principal amount of $19.5 million, bears interest at a rate of 1-month LIBOR + 5.5% per annum.

(5)	The first one-year extension has been exercised, an additional one-year extension is available which we may exercise if certain conditions are met.

(6)	These loans are also secured by a €4.0 million letter of credit. These loans are cross-collateralized by the two properties.

(7)	Based on exchange rate of $1.58 to €1.00 as of March 31, 2008 and $1.46 to €1.00 as of December 31, 2007.

(8)	Based on exchange rate of $1.98 to £1.00 as of March 31, 2008 and $1.99 to £1.00 as of December 31, 2007.

(9)	This loan is also secured by a €1.3 million letter of credit.

(10)	If the loan is not repaid by March 1, 2012, the interest rate increases to the greater of 9.62% or the then treasury rate plus 2%.

(11)	A four-month extension has been exercised.

(12)	The interest rate under our revolving credit facility equals either (i) LIBOR, EURIBOR and GBP LIBOR (ranging from 1- to 6-month maturities) plus a margin of between 1.10% and 2.00% or (ii) the greater of (x) the base rate announced by the lender and (y) 1/2 of 1% per annum above the federal funds rate, plus a margin of between 0.100%-—1.000%. In each case, the margin is based on our total leverage ratio. W e incur a fee ranging from 0.125% to 0.20% for the unused portion of our unsecured revolving credit facility.

(13)	Two one-year extensions are available, which we may exercise if certain conditions are met.

(14)	Balances as of March 31, 2008 and December 31, 2007 are as follows (US$, in thousands):

Denomination of Draw	Balance as of March 31, 2008		Weighted-average interest rate	Balance as of December 31, 2007		Weighted-average interest rate
US ($)	$70,000		3.91%	$111,000		6.12%
Euro (€)	$42,748	(7)	5.54%	84,577	(7)	5.86%
British Sterling (£)	2,011	(8)	6.95%	104,154	(8)	7.55%

Total	$114,759		4.57%	$299,731		6.54%

(15)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of August 15, 2011, August 15, 2016 and August 15, 2021. W e have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on August 18, 2011.

(16)	W e are able to draw up to $70.0 million based on the satisfaction of certain lender requirements.

Our revolving credit facility has a total capacity of $650.0 million and matures in August 2010, subject to two one-year extension options exercisable by us. As of March 31, 2008, borrowings under the revolving credit facility bore interest at a blended rate of 3.91% (US dollar), 5.54% (Euro) and 6.95% (British Pound Sterling), which is based on 1-month LIBOR, 1-month EURIBOR and 1-month GBP LIBOR, respectively, plus a margin of 1.20%. The margin can range from 1.10% to 2.00%, depending on our Operating Partnership’s total overall leverage. The revolving credit facility has a $450.0 million sub-facility for multicurrency advances in British Pounds Sterling, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes. As of March 31, 2008, approximately $114.8 million was drawn under this facility, and $9.0 million of letters of credit were issued.

The credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios as well as a pool of unencumbered assets. In addition, except to enable us to maintain our status as a REIT for federal income tax purposes, we are not permitted during any four consecutive fiscal quarters to make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined, for such period, subject to certain other adjustments. As of March 31, 2008, we were in compliance with all of the covenants.

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

During the three months ended March 31, 2008 and 2007, we capitalized interest of approximately $4.4 million and $1.5 million, respectively.

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

Prior to August 18, 2011, the Operating Partnership may not redeem the Debentures except to preserve its status as a REIT for U.S. federal income tax purposes. On or after August 18, 2011, at the Operating Partnership’s option, the Debentures are redeemable in cash in whole or in part at 100% of the principal amount plus unpaid interest, if any, accrued to, but excluding, the redemption date, upon at least 30 days but not more than 60 days prior written notice to holders of the Debentures.

The holders of the Debentures have the right to require the Operating Partnership to repurchase the Debentures in cash in whole or in part on each of August 15, 2011, August 15, 2016 and August 15, 2021, and in the event of a designated event, for a repurchase price equal to 100% of the principal amount of the Debentures plus unpaid interest, if any, accrued to, but excluding, the repurchase date. Designated events include certain merger or combination transactions, non-affiliates becoming the beneficial owner of more than 50% of the total voting power of our capital stock, a substantial turnover of our company’s directors within a 12-month period, or our ceasing to be the general partner of the Operating Partnership. Certain events are considered “Events of Default,” which may result in the accelerated maturity of the Debentures, including a default for 30 days in payment of any installment of interest under the Debentures, a default in the payment of the principal amount or any repurchase price or redemption price due with respect to the Debentures and the Operating Partnership’s failure to deliver cash or any shares of our common stock within 15 days after the due date upon an exchange of the Debentures, together with any cash due in lieu of fractional shares of our common stock.

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

7. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2008	2007
Income from continuing operations	$11,108	$5,928
Preferred stock dividends	(8,258)	(3,445)

Income from continuing operations available to common stockholders	2,850	2,483
Income from discontinued operations	—	16,158

Net income available to common stockholders	$2,850	$18,641

Weighted average shares outstanding—basic	65,431,586	56,511,200
Potentially dilutive common shares:
Stock options	293,259	350,656
Class C Units (2005 Grant)	992,567	888,797
Excess exchange value of exchangeable senior debentures	425,371	673,774

Weighted average shares outstanding—diluted	67,142,783	58,424,427

Income per share - basic:
Income per share from continuing operations available to common stockholders	$0.04	$0.04
Income per share from discontinued operations	—	0.29

Net income per share available to common stockholders	$0.04	$0.33

Income per share - diluted:
Income per share from continuing operations available to common stockholders	$0.04	$0.04
Income per share from discontinued operations	—	0.28

Net income per share available to common stockholders	$0.04	$0.32

On or after July 15, 2026, the Debentures may be exchanged at the then applicable exchange rate for cash (up to the principal amount of the Debentures) and, with respect to any excess exchange value, into cash, shares of our common stock or a combination of cash and shares of our common stock at an initial exchange rate of 30.6828 shares per $1,000 principal amount of Debentures. The Debentures will also be exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events. During the three months ended March 31, 2008 and 2007, the weighted average common stock price exceeded the current strike price of $32.59 per share. Therefore, using the treasury method, 425,371 and 673,774 shares of common stock contingently issuable upon settlement of the excess exchange value was included as potentially dilutive common shares in determining diluted earnings per share for the three months ended March 31, 2008 and 2007, respectively.

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended March 31,
	2008	2007
Weighted average of common Operating Partnership units not owned by us	6,743,906	11,406,187
Potentially dilutive outstanding stock options	603,200	168,000
Potentially dilutive outstanding Class C Units (2007 Grant)	750,724	—
Potentially dilutive Series C Cumulative Convertible Preferred Stock	3,614,800	—
Potentially dilutive Series D Cumulative Convertible Preferred Stock	5,022,050	—

	16,734,680	11,574,187

8. Income Taxes

We have elected to be taxed as a REIT and believe that we have complied with the REIT requirements of the Code as of March 31, 2008. As a REIT, we are generally not subject to corporate level federal income and excise taxes on taxable income to the extent it is currently distributed to our stockholders. As such, no provision for federal income taxes has been included in the accompanying interim condensed consolidated financial statements for the three months ended March 31, 2008 and 2007.

As a REIT, we are subject to local and state taxes in certain states where we operate. We are also subject to foreign income taxes in countries that do not recognize U.S. REITs under their respective tax laws. Income taxes for these jurisdictions are accrued, as necessary, for the three months ended March 31, 2008 and 2007.

We have elected taxable REIT subsidiary (TRS) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs and hold assets that we cannot hold directly. We recognize federal and state income tax expenses for TRS entities, as necessary. There is no current tax provision for our TRS entities for the three months ended March 31, 2008 and 2007 due to taxable losses incurred.

9. Stockholders’ Equity

(a) Redeemable Preferred Stock

8.50% Series A Cumulative Redeemable Preferred Stock

We currently have outstanding 4,140,000 shares of our 8.50% series A cumulative redeemable preferred stock, or series A preferred stock. Dividends are cumulative on our series A preferred stock from the date of original issuance in the amount of $2.125 per share each year, which is equivalent to 8.50% of the $25.00 liquidation preference per share. Dividends on our series A preferred stock are payable quarterly in arrears. Our series A preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, our series A preferred stock will rank senior to our common stock with respect to the payment of distributions and other amounts and rank on parity with our series B preferred stock, series C preferred stock and series D preferred stock. We are not allowed to redeem our series A preferred stock before February 9, 2010, except in limited circumstances to preserve our status as a REIT. On or after February 9, 2010, we may, at our option, redeem our series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series A preferred stock up to but excluding the redemption date. Holders of our series A preferred stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Our series A preferred stock is not convertible into or exchangeable for any other property or securities of our company.

7.875% Series B Cumulative Redeemable Preferred Stock

We currently have outstanding 2,530,000 shares of our 7.875% series B cumulative redeemable preferred stock, or series B preferred stock. Dividends are cumulative on our series B preferred stock from the date of original issuance in the amount of $1.96875 per share each year, which is equivalent to 7.875% of the $25.00 liquidation preference per share. Dividends on our series B preferred stock are payable quarterly in arrears. Our series B preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, our series B preferred stock will rank senior to our common stock with respect to the payment of distributions and other amounts and rank on parity with our series A preferred stock, series C preferred stock and series D preferred stock. We are not allowed to redeem our series B preferred stock before July 26, 2010, except in limited circumstances to preserve our status as a REIT. On or after July 26, 2010, we may, at our option, redeem our series B preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series B preferred stock up to but excluding the redemption date. Holders of our series B preferred stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Our series B preferred stock is not convertible into or exchangeable for any other property or securities of our company.

(b) Convertible Preferred Stock

4.375% Series C Cumulative Convertible Preferred Stock

On April 10, 2007, we issued 7,000,000 shares of our 4.375% series C cumulative convertible preferred stock, or series C preferred stock. Dividends are cumulative on our series C preferred stock from the date of original issuance in the amount of $1.09375 per share each year, which is equivalent to 4.375% of the $25.00 liquidation preference per share. Dividends on our series C preferred stock are payable quarterly in arrears. Our series C preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, our series C preferred stock will rank senior to our common stock with respect to the payment of distributions and other amounts and rank on parity with our series A preferred stock, series B preferred stock and series D preferred stock. We are not allowed to redeem our series C preferred stock, except in limited circumstances to preserve our status as a REIT. Holders of our series C preferred stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

Holders of shares of series C preferred stock may convert some or all of their outstanding shares of series C preferred stock initially at a conversion rate of 0.5164 shares of common stock per $25.00 liquidation preference. Except as otherwise provided, shares of our series C preferred stock will be convertible only into shares of our common stock. On or after April 10, 2012, we may, at our option, convert some or all of our series C preferred stock into that number of shares of common stock that are issuable at the then-applicable conversion rate. We may exercise this conversion option only if (1) the closing sale price per share of our common stock equals or exceeds 130% of the then-applicable conversion price of our series C preferred stock for at least 20 trading days in a period of 30 consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option; and (2) on or prior to the effective date of our conversion option, we have either declared and paid, or declared and set apart for payment, any unpaid dividends that are in arrears on our series C preferred stock. The conversion rate on the series C preferred stock is subject to adjustment, including, but not limited to, for certain dividends on our common stock in excess of $0.28625 per share per quarter, subject to adjustment. If holders of shares of the series C preferred stock elect to convert their shares of the series C preferred stock in connection with a fundamental change that occurs on or prior to April 10, 2014, we will increase the conversion rate for shares of the series C preferred stock surrendered for conversion by a number of additional shares determined based on the stock price at the time of such fundamental change and the effective date of such fundamental change. The aggregate number of shares of our common stock issuable in connection with the exercise of the fundamental change conversion right may not exceed 7.3 million shares.

5.500% Series D Cumulative Convertible Preferred Stock

On February 6, 2008, we issued 13,800,000 shares of our 5.500% series D cumulative convertible preferred stock, or series D preferred stock. Dividends are cumulative on our series D preferred stock from the date of original issuance in the amount of $1.375 per share each year, which is equivalent to 5.500% of the $25.00 liquidation preference per share. Dividends on our series D preferred stock are payable quarterly in arrears. Our series D preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, our series D preferred stock will rank senior to our common stock with respect to the payment of distributions and other amounts and rank on parity with our series A preferred stock, series B preferred stock and series C preferred stock. We are not allowed to redeem our series D preferred stock, except in limited circumstances to preserve our status as a REIT. Holders of our series D preferred stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

Holders of shares of series D preferred stock may convert some or all of their outstanding shares of series D preferred stock initially at a conversion rate of 0.5955 shares of common stock per $25.00 liquidation preference. Except as otherwise provided, shares of our series D preferred stock will be convertible only into shares of our common stock. On or after February 6, 2013, we may, at our option, convert some or all of our series D preferred stock into that number of shares of common stock that are issuable at the then-applicable conversion rate. We may exercise this conversion option only if (1) the closing sale price per share of our common stock equals or exceeds 130% of the then-applicable conversion price of our series D preferred stock for at least 20 trading days in a period of 30 consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option; and (2) on or prior to the effective date of our conversion option, we have either declared and paid, or declared and set apart for payment, any unpaid dividends that are in arrears on our series D preferred stock. The conversion rate on the series D preferred stock is subject to adjustment, including, but not limited to, for certain dividends on our common stock in excess of $0.31 per share per quarter, subject to adjustment. If holders of shares of the series D preferred stock elect to convert their shares of the series D preferred stock in connection with a fundamental change that occurs on or prior to February 6, 2015, we will increase the conversion rate for shares of the series D preferred stock surrendered for conversion by a number of additional shares determined based on the stock price at the time of such fundamental change and the effective date of such fundamental change. The aggregate number of shares of our common stock issuable in connection with the exercise of the fundamental change conversion right may not exceed 16.4 million shares.

(b) Shares and Units

A common unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. The common units are further discussed in note 3 and the long term incentive units are discussed in note 10.

(c) Dividends and Distributions

In 2008, we have declared the following dividends and equivalent distributions on common units in our Operating Partnership (in thousands):

Date dividend and distribution declared	Dividend and distribution payable date	Series A Preferred Stock (1)	Series B Preferred Stock (2)	Series C Preferred Stock (3)	Series D Preferred Stock (4)	Common Stock and Operating Partnership Common Units (5)
February 25, 2008	March 31, 2008	$2,199	$1,246	$1,914	$2,899	$22,418

(1)	$2.125 annual rate of dividend per share.

(2)	$1.969 annual rate of dividend per share.

(3)	$1.094 annual rate of dividend per share.

(4)	$1.375 annual rate of dividend per share.

(5)	$1.240 annual rate of dividend and distribution per share and unit.

10. Incentive Plan

Our 2004 Incentive Award Plan provides for the grant of incentive awards to employees, directors and consultants. Awards issuable under the 2004 Incentive Award Plan include stock options, restricted stock, dividend equivalents, stock appreciation rights, long-term incentive units, cash performance bonuses and other incentive awards. Only employees are eligible to receive incentive stock options under the 2004 Incentive Award Plan. Initially, we had reserved a total of 4,474,102 shares of common stock for issuance pursuant to the 2004 Incentive Award Plan, subject to certain adjustments set forth in the 2004 Incentive Award Plan. On May 2, 2007, our stockholders approved the First Amended and Restated Digital Realty Trust, Inc., Digital Realty Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (the Amended and Restated 2004 Incentive Award Plan). The Amended and Restated 2004 Incentive Award Plan increases the aggregate number of shares of stock which may be issued or transferred under the plan by 5,000,000 shares to a total of 9,474,102 shares, and provides that the maximum number of shares of stock with respect to awards granted to any one participant during a calendar year will be 1,500,000 and the maximum amount that may be paid in cash during any calendar year with respect to any performance-based award not denominated in stock or otherwise for which the foregoing limitation would not be an effective limitation for purposes of Section 162(m) of the Code will be $10.0 million.

As of March 31, 2008, 3,932,252 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Amended and Restated 2004 Incentive Award Plan. Each long-term incentive and Class C Unit issued under the Amended and Restated 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the Amended and Restated 2004 Incentive Award Plan and the individual award limit discussed above.

(a) Long Term Incentive Units

Long-term incentive units, which are also referred to as profits interest units, may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. Long-term incentive units, whether vested or not, will receive the same quarterly per unit distributions as Operating Partnership common units, which equal per share distributions on our common stock. Initially, long-term incentive units do not have full parity with common units with respect to liquidating distributions. Upon the occurrence of specified events, long-term incentive units may over time achieve full parity with Operating Partnership common units for all purposes, and therefore accrete to an economic value for participants equivalent to our common stock on a one-for-one basis. If such parity is reached, vested long-term incentive units may be converted into an equal number of common units of the Operating Partnership at any time, and thereafter enjoy all the rights of common units of the Operating Partnership.

In connection with the IPO, an aggregate of 1,490,561 fully vested long-term incentive units were issued and compensation expense totaling $17.9 million was recorded at the completion of the IPO. Subsequent to the IPO, we have issued 278,485 long-term incentive units. The grant date fair values are being expensed on a straight-line basis over the vesting period of the long-term incentive units, which ranges from four to five years. During the three months ended March 31, 2008, certain employees were granted an aggregate of 95,652 long-term incentive units which, in addition to a service condition, are subject to a performance condition that impacts the number of units ultimately granted to the employee. The performance condition is based upon our achievement of fiscal year 2008 Funds From Operations per share targets. Upon evaluating the results of the performance condition, the final number of units is determined and such units vest based on achievement of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the original grant date and 30% vesting on each of the third and fourth anniversaries of the original grant date provided the grantee continues employment on each anniversary date.

The expense recorded for the three months ended March 31, 2008 and 2007 related to long-term incentive units was approximately $0.4 million and $0.1 million, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $34,000 for the three months ended March 31, 2008. We did not capitalize any amounts for the three months ended March 31, 2007. Unearned compensation representing the unvested portion of the long-term incentive units totaled $9.9 million and $3.9 million as of March 31, 2008 and December 31, 2007, respectively. We expect to recognize this unearned compensation over the next 3.8 years on a weighted average basis.

(b) Class C Profits Interests Units

2005 Grant

During the fourth quarter of 2005, we granted to each of our named executive officers and certain other employees an award of Class C Units under our 2004 Incentive Award Plan (2005 Grant).

The Class C Units subject to this award will vest based on the achievement of a 10% or greater compound annual total shareholder return, as defined, for the period from the grant date through the earlier of September 30, 2008 and the date of a change of control of our Company (the market condition) combined with the employee’s continued service with our company or the Operating Partnership through September 30, 2010. Upon achievement of the market condition, the Class C units will receive the same quarterly per unit distribution as common units in the Operating Partnership.

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

As of March 31, 2008 and December 31, 2007, approximately 1,203,000 Class C Units related to the 2005 Grant had been awarded to our executive officers and other employees. The grant date fair value of these awards of approximately $4.0 million will be recognized as compensation expense on a straight line basis over the expected service period of five years. The unearned compensation as of March 31, 2008 and December 31, 2007 was $2.0 million and $2.2 million, respectively. As of March 31, 2008 and December 31, 2007, none of the above awards had vested. We recognized compensation expense related to these Class C Units of $0.2 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008 and December 31, 2007, approximately 751,000 Class C Units related to the 2007 Grant had been awarded to our executive officers and other employees. The grant date fair value of these awards of approximately $11.8 million will be recognized as compensation expense on a straight line basis over the expected service period of five years. The unearned compensation as of March 31, 2008 and December 31, 2007 was $9.6 million and $10.2 million, respectively.

As of March 31, 2008 and December 31, 2007, none of the above awards had vested. We recognized compensation expense related to these Class C Units of $0.5 million for the three months ended March 31, 2008. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $0.1 million for the three months ended March 31, 2008.

(c) Stock Options

The fair value of each option granted under the 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the weighted-average assumptions listed below for grants in 2008 and 2007. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. The expense recorded for the three months ended March 31, 2008 and 2007 was approximately $0.3 million and $0.1 million, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $44,000 for the three months ended March 31, 2008. We did not capitalize any amounts for the three months ended March 31, 2007. Unearned compensation representing the unvested portion of the stock options totaled $4.8 million and $5.1 million as of March 31, 2008 and December 31, 2007, respectively. We expect to recognize this unearned compensation over the next 3.7 years on a weighted average basis.

The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options granted during the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Dividend yield	—	3.05%
Expected life of option	—	120 months
Risk-free interest rate	—	4.70%
Expected stock price volatility	—	32.91%
Weighted-average grant - date fair value of options granted during the period	$—	$12.41

The following table summarizes the 2004 Incentive Award Plan’s stock option activity for the three months ended March 31, 2008:

	Three months ended March 31, 2008
	Shares	Weighted average exercise price
Options outstanding, beginning of period	1,158,600	$27.86
Granted	—	—
Exercised	(14,000)	12.00
Cancelled	(12,968)	36.65

Options outstanding, end of period	1,131,632	$27.96

Exercisable, end of period	315,040	$17.56

We issued new common shares for the common stock options exercised during the three months ended March 31, 2008. The intrinsic value of options exercised in the three months ended March 31, 2008 was approximately $0.3 million.

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2008:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate Intrinsic Value	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate Intrinsic Value
$12.00-13.02	377,197	6.59	$12.07	$8,838,247	199,524	6.59	$12.07	$4,675,172
$13.47-14.50	30,000	6.83	14.16	640,300	17,500	6.83	$14.13	373,938
$20.37-28.09	125,152	7.72	22.78	1,591,989	39,811	7.71	$22.88	502,271
$33.18-41.73	599,283	8.97	39.73	—	58,205	8.62	33.75	101,993

	1,131,632	7.98	$27.96	$11,070,536	315,040	7.12	$17.56	$5,653,374

(d) Restricted Stock

During the three months ended March 31, 2008, certain employees were granted an aggregate of 27,859 shares of restricted stock. The grant date fair values are being expensed on a straight-line basis over the vesting period of the restricted stock, which is four years. During the three months ended March 31, 2008, certain employees were granted an aggregate of 34,822 shares of restricted stock which, in addition to a service condition, are subject to a performance condition that impacts the number of shares ultimately granted to the employee. The performance condition is based upon our achievement of fiscal year 2008 Funds From Operations per share targets. Upon evaluating the results of the performance condition, the final number of shares is determined and such shares vest based on achievement of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the original grant date and 30% vesting on each of the third and fourth anniversaries of the original grant date provided the grantee continues employment on each anniversary date.

The expense recorded for the three months ended March 31, 2008 related to grants of restricted stock was approximately $28,000. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $21,000 for the three months ended March 31, 2008. Unearned compensation representing the unvested portion of the restricted stock totaled $2.3 million as of March 31, 2008. We expect to recognize this unearned compensation over the next 3.9 years on a weighted average basis

11. Derivative Instruments

Currently, we use interest rate swaps to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with the provisions of SFAS No. 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

As of March 31, 2008, we were a party to interest rate swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. The fair value of these derivatives was $0.1 million at March 31, 2008. At December 31, 2007, the fair value of these derivatives was $2.6 million, which was based on a methodology used prior to the adoption of SFAS No. 157. The table below summarizes the terms of these interest rate swaps measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

Current Notional Amount		Strike Rate	Effective Date	Expiration Date	Fair Value at Significant Other Observable Inputs (Level 2)
$97,528		4.025	May 26, 2005	Jun. 15, 2008	$(302)
8,512		5.020	Dec. 1, 2006	Dec. 1, 2008	(142)
26,195	(1)	4.944	Jul. 10, 2006	Apr. 10, 2011	32
17,219	(2)	3.981	May 17, 2006	Jul. 18, 2013	54
12,456	(2)	4.070	Jun. 23, 2006	Jul. 18, 2013	(11)
10,961	(2)	3.989	Jul. 27, 2006	Oct. 18, 2013	34
51,009	(2)	3.776	Dec. 5, 2006	Jan. 18, 2012	433
43,856	(2)	4.000	Dec. 20, 2006	Jan. 18, 2012	41

$267,736					$139

(1)	Translation to U.S. dollars is based on exchange rate of $1.98 to £1.00 as of March 31, 2008.

(2)	Translation to U.S. dollars is based on exchange rate of $1.58 to €1.00 as of March 31, 2008.

We do not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2008.

As of March 31, 2008, we estimate that $0.3 million of accumulated other comprehensive income will be reclassified to earnings through a reduction to interest expense during the twelve months ending March 31, 2009, when the hedged forecasted transactions impact earnings.

12. Related Party Transactions

In April 2005, we entered into two agreements with Linc Facility Services, LLC, LFS, primarily for personnel providing operations and maintenance repairs of the mechanical, electrical, plumbing and general building service systems of five of our properties. LFS belongs to The Linc Group, which GI Partners has owned since late 2003. Our consolidated statement of operations includes amounts related to these fees of $0.3 million for the three months ended March 31, 2007. As of December 31, 2007, all of the contracts had expired and had not been renewed.

In December 2006, we entered into ten leases with tel(x), pursuant to which tel(x) provides enhanced meet-me-room services to our customers. tel(x) was acquired by GI Partners Fund II, LLP in November 2006. Richard Magnuson, our Chairman, is also the chief executive officer of the advisor to GI Partners Fund II, LLP. Our consolidated statements of operations include rental revenues of approximately $3.6 and $3.1 million from tel(x) for the three months ended March 31, 2008 and 2007, respectively. In connection with the lease agreements, we entered into an operating agreement with tel(x), effective as of December 1, 2006, with respect to joint sales and marketing efforts, designation of representatives to manage the national relationship between us and tel(x) and future meet-me-room facilities. Under the operating agreement, tel(x) has a sixty-day option to enter into a meet-me-room lease for certain future meet-me-room buildings acquired by us or any buildings currently owned by us that are converted into a meet-me-room building.

We also entered into a referral agreement with tel(x), effective as of December 1, 2006, with respect to referral fees arising out of potential future lease agreements for rentable space in buildings covered by the meet-me-room lease agreements. Additionally, we have the right to purchase approximately 10% of tel(x) preferred stock. The purchase price would be calculated as GI Partners Fund II, LLP’s initial cost plus a 12% per annum return. We have the right to purchase, at market, a pro-rata share of any follow on tel(x) equity transactions to prevent dilution to our option to acquire approximately 10%. The option to purchase the preferred stock will expire in November 2008.

13. Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 260,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013. We made a payment of approximately $17,000 to the seller during the three months ended March 31, 2008. No payments were made in 2007. We have recorded no liability for this contingent liability on our balance sheet at March 31, 2008.

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other liabilities include $1.4 million and $1.5 million for this liability as of March 31, 2008 and December 31, 2007, respectively. During the three months ended March 31, 2008 and 2007, we paid approximately $0.2 million and $0.1 million, respectively, to the seller.

As part of the acquisition of Naritaweg 52 in December 2007, we entered into an agreement with the seller whereby the seller is entitled to receive up to 50% of the gain on sale of the property if the property is sold within 12 months (50% of gain) or 24 months (25% of gain) from the date of purchase to an unaffiliated buyer.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At March 31, 2008, we had construction contract related open commitments of $65.6 million, excluding approximately $9.1 million of the obligations which will be reimbursed by third parties.

14. Tenant leases

Revenues recognized from Savvis Communications comprised approximately 12.3% and 12.2% of total operating revenues, for the three months ended March 31, 2008 and 2007, respectively. Other than Savvis Communications, for the three months ended March 31, 2008 and 2007 no single tenant comprised more than 10% of total operating revenues.

15. Subsequent Events

On May 5, 2008, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit.

Share Class	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Common stock and common unit
Dividend and distribution amount	$0.531250	$0.492188	$0.273438	$0.343750	$0.310000
Dividend and distribution payable date	June 30, 2008	June 30, 2008	June 30, 2008	June 30, 2008	June 30, 2008
Dividend payable to shareholders of record on	June 16, 2008	June 16, 2008	June 16, 2008	June 16, 2008	June 16, 2008
Annual equivalent rate of dividend and distribution	$2.125	$1.969	$1.094	$1.375	$1.240

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: adverse economic or real estate developments in our markets or the technology industry; our dependence upon significant tenants; bankruptcy or insolvency of a major tenant; downturn of local economic conditions in our geographic markets; our inability to comply with the rules and regulations applicable to public companies or to manage our growth effectively; difficulty acquiring or operating properties in foreign jurisdictions; defaults on or non-renewal of leases by tenants; increased interest rates and operating costs; our failure to obtain necessary outside financing; restrictions on our ability to engage in certain business activities; risks related to joint venture investments; decreased rental rates or increased vacancy rates; inability to successfully develop and lease new properties and space held for redevelopment; difficulties in identifying properties to acquire and completing acquisitions; increased competition or available supply of data center space; our failure to successfully operate acquired properties; our inability to acquire off-market property; delays or unexpected costs in development or redevelopment of properties; our failure to maintain our status as a REIT; possible adverse changes to tax laws; environmental uncertainties and risks related to natural disasters; financial market fluctuations; changes in foreign currency exchange rates; changes in foreign laws and regulations, including those related to taxation and real estate ownership and operation; and changes in real estate and zoning laws and increases in real property tax rates.

While forward-looking statements reflect our good faith beliefs, they are not guaranties of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2007. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Business and strategy. Our primary business objectives are to maximize: (i) sustainable long-term growth in earnings and funds from operations per share and (ii) cash flow and returns to our stockholders. We expect to achieve our objectives by focusing on our core business of investing in and redeveloping technology-related real estate. A significant component of our current and future internal growth is anticipated through the development of our existing space held for redevelopment and new properties. We target high quality, strategically located properties containing applications and operations critical to the day-to-day operations of corporate enterprise datacenter and technology industry tenants and properties that may be redeveloped for such use. Most of our properties contain fully redundant electrical supply systems, multiple power feeds, above-standard precision cooling systems, raised floor areas, extensive in-building communications cabling and high-level security systems. We focus solely on technology-related real estate because we believe that the growth in corporate datacenter adoption and the technology-related real estate industry generally will be superior to that of the overall economy.

As of March 31, 2008, we owned an aggregate of 71 technology-related real estate properties, excluding one property held as an investment in an unconsolidated joint venture, with 12.7 million rentable square feet including approximately 1.9 million square feet of space held for redevelopment. At March 31, 2008, approximately 548,000 square feet of our space held for redevelopment was under construction for Turn-Key Datacenter™, build-to-suit datacenter and Powered Base Building™ space in eight U.S. and European markets.

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

We may acquire properties subject to existing mortgage financing and other indebtedness or new indebtedness may be incurred in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any dividends with respect to our common stock and our preferred stock. We currently intend to limit our indebtedness to 60% of our total market capitalization and, based on the closing price of our common stock on March 31, 2008 of $35.50, our ratio of debt to total market capitalization was approximately 27% as of March 31, 2008. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us (with the per unit value equal to the market value of one share of our common stock and excluding long-term incentive units and Class C units), plus the book value of our total consolidated indebtedness.

Revenue Base. As of March 31, 2008, we owned 71 properties through our Operating Partnership, excluding one property held as an investment in an unconsolidated joint venture. These properties are mainly located throughout the U.S., with 12 properties located in Europe and one property in Canada. We acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties Acquired (1)	Net Rentable Square Feet Acquired (2)	Square Feet of Space Held for Redevelopment as of March 31, 2008 (3)
2002	5	1,125,292	19,890
2003	6	878,861	179,499
2004	10	2,638,119	48,350
2005	20	3,197,238	313,059
2006	16	1,914,538	431,560
2007	13	1,041,747	606,550
Three months ended March 31, 2008	1	—	264,792

Properties owned as of March 31, 2008	71	10,795,795	1,863,700

(1)	Excludes properties sold in 2007 and 2006: 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006.

(2)	Excludes space held for redevelopment.

(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space. The amounts included in this table represent redevelopment space as of March 31, 2008 in the properties acquired during the relevant period.

As of March 31, 2008, the properties in our portfolio were approximately 94.7% leased excluding 1.9 million square feet held for redevelopment. Due to the capital intensive and long term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of March 31, 2008, our original average lease term was in excess of 13 years, with an average of eight years remaining. The majority of our leasing since the completion of our initial public offering in November 2004 has been at lease terms shorter than 12 years. Our lease expirations through December 31, 2009 are 6.7% of net rentable square feet excluding space held for redevelopment as of March 31, 2008. Operating revenues from properties outside the United States were $10.5 million and $7.7 million for the three months ended March 31, 2008 and 2007, respectively.

Factors Which May Influence Future Results of Operations

Rental income. The amount of rental income generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 1.9 million square feet held for redevelopment, as of March 31, 2008, the occupancy rate in the properties in our portfolio was approximately 94.7% of our net rentable square feet.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 10.8 million net rentable square feet, excluding redevelopment space, at March 31, 2008 is approximately 186,000 net rentable square feet of space with extensive datacenter improvements that is currently, or will shortly be, available for lease. Since our IPO, we have leased approximately 1,491,000 square feet of similar space. These Turn-Key Datacenters™ are effective solutions for tenants who lack the expertise or capital budget to provide their own extensive datacenter infrastructure and security. As experts in datacenter construction and operations we are able to lease space to these tenants at a significant premium over other uses. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

In addition, as of March 31, 2008, we had approximately 1.9 million square feet of redevelopment space, or approximately 14% of the total space in our portfolio, including eight vacant properties comprising approximately 910,000 square feet. Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use, and in addition, we may require additional time or encounter delays in securing tenants for redevelopment space. We will require additional capital to finance our redevelopment activities, which may not be available or may not be available on terms acceptable to us. Our ability to grow earnings depends in part on our ability to redevelop space and lease redevelopment space at favorable rates, which we may not be able to obtain. We intend to purchase additional vacant properties and properties with vacant redevelopment space in the future.

Economic downturns or regional downturns affecting our submarkets or downturns in the technology-related real estate industry that impair our ability to lease or renew or re-lease space, otherwise reduce returns on our investments or the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. As of March 31, 2008, we had no material tenants in bankruptcy.

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 0.6 million square feet of available space in our portfolio, which excludes approximately 1.9 million square feet available for redevelopment as of March 31, 2008, leases representing approximately 2.3% and 4.4% of the net rentable square footage of our portfolio are scheduled to expire during the periods ending December 31, 2008 and 2009, respectively.

Market concentration. We depend on the market for technology based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of March 31, 2008 our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of 3/31/08 total annualized rent (1)
Silicon Valley	14.4%
Chicago	13.1%
New York	10.9%
Dallas	10.5%
Phoenix	6.9%
San Francisco	6.5%
Los Angeles	6.2%
Northern Virginia	4.9%
Other	26.6%

100.0%

(1)	Annualized rent is monthly contractual rent under existing leases as of March 31, 2008 multiplied by 12.

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

Interest Rates. As of March 31, 2008, we had approximately $388.2 million of variable rate debt, of which approximately $267.9 million was mortgage debt subject to interest rate swap agreements, and $114.8 million was outstanding on our revolving credit facility. Liquidity traditionally provided by collateralized debt obligations has significantly decreased as a result of the aftermath of the sub-prime mortgage crisis. The affects on commercial real estate mortgages include: higher loan spreads, tightened loan covenants, reduced loan to value ratios as well as resulting borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and negatively affect our financial condition and results of operations, and reduce our access to capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which would further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or make the cash dividends to our stockholders necessary to maintain our qualification as a REIT.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2008 and 2007. A summary of our operating results from continuing operations for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Statement of Operations Data:
Total operating revenues	$114,547	$88,967
Total operating expenses	(89,326)	(67,002)

Operating income	25,221	21,965
Other expenses, net	(13,819)	(15,536)

Income from continuing operations before minority interests	$11,402	$6,429

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of such growth, a period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (same store properties are properties that were owned and operated for the entire current year and the entire immediate preceding year). The following table identifies each of the properties in our portfolio acquired from January 1, 2007 through March 31, 2008.

Acquired Properties		Acquisition Date	Redevelopment Space as of March 31, 2008 (1)	Net Rentable Square Feet Excluding Redevelopment Space	Square Feet including Redevelopment March 31, Space	Occupancy Rate as of 2008 (2)
As of December 31, 2006 (57 properties)			867,858	9,754,048	10,621,906	94.3%
Year Ended December 31, 2007
21110 Ridgetop Circle		Jan-07	—	135,513	135,513	100.0
3011 LaFayette Street		Jan-07	—	90,780	90,780	100.0
44470 Chillum Place		Feb-07	—	95,440	95,440	100.0
43791 Devin Shafron Drive	(3)	Mar-07	135,000	—	135,000	—
43831 Devin Shafron Drive	(3)	Mar-07	—	117,071	117,071	100.0
43881 Devin Shafron Drive	(3)	Mar-07	99,002	80,998	180,000	100.0
Mundells Roundabout	(4)	Apr-07	113,464	—	113,464	—
210 N Tucker Boulevard		Aug-07	62,000	139,588	201,588	95.0
900 Walnut Street		Aug-07	—	112,266	112,266	97.3
1 Savvis Parkway		Aug-07	—	156,000	156,000	100.0
Clonshaugh Industrial Estate (Land)	(5)	Sep-07	124,500	—	124,500	—
1500 Space Park Drive	(6)	Sep-07	49,852	—	49,852	—
Cressex 1		Dec-07	50,848	—	50,848	—
Naritaweg 52		Dec-07	—	63,260	63,260	100.0
1 St. Anne’s Boulevard	(7)	Dec-07	—	20,219	20,219	100.0
2 St. Anne’s Boulevard	(7)	Dec-07	—	30,612	30,612	100.0
3 St. Anne’s Boulevard	(7)	Dec-07	96,384	—	96,384	—

Subtotal			731,050	1,041,747	1,772,797	99.0%
Quarter Ended March 31, 2008
365 South Randolphville Road		Feb-08	264,792	—	264,792	—

Total			1,863,700	10,795,795	12,659,495	94.7%

(1)	Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space.

(2)	Occupancy rates exclude redevelopment space.

(3)	The three buildings at Devin Shafron Drive are considered one property for our property count.

(4)	Land parcel held for development.

(5)	Building completed and placed into service in September 2007 on a land parcel acquired in 2006.

(6)	We acquired a 50 % controlling interest in a joint venture that owns the building.

(7)	The three buildings at St. Anne’s Boulevard are considered one property for our property count.

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

Portfolio

As of March 31, 2008, our portfolio consisted of 71 properties, excluding one property held as an investment in an unconsolidated joint venture with an aggregate of 12.7 million net rentable square feet including 1.9 million square feet held for redevelopment compared to a portfolio consisting of 61 properties (excluding three properties which we sold in 2006 and 2007 and which are presented as discontinued operations in the accompanying consolidated statements of operations), with an aggregate of 11.4 million net rentable square feet including 1.7 million square feet held for redevelopment as of March 31, 2007. The increase in our portfolio reflects the acquisition of 10 properties in the twelve months ended March 31, 2008.

Operating revenues

Operating revenues during the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007	Change
Rental	$92,746	$73,288	$19,458
Tenant reimbursements	21,787	15,679	6,108
Other	14	—	14

Total operating revenues	$114,547	$88,967	$25,580

As shown by the same store and new properties table shown below, the increases in rental revenues and tenant reimbursement revenues in the periods ended March 31, 2008 compared to the same periods in 2007 were primarily due to new leasing at our same store properties and our acquisition of properties. We acquired 10 properties during the twelve months ended March 31, 2008.

The following table shows operating revenues for new properties (properties that were not owned for each of the full three months ended March 31, 2008 and 2007) and same store properties (all other properties) (in thousands):

	Same Store Three Months Ended March 31,			New Properties Three Months Ended March 31,
	2008	2007	Change	2008	2007	Change
Rental	$83,654	$72,454	$11,200	$9,092	$834	$8,258
Tenant reimbursements	20,853	15,623	5,230	934	56	878
Other	14	—	14	—	—	—

Total operating revenues	$104,521	$88,077	$16,444	$10,026	$890	$9,136

Same store rental revenues increased in the three months ended March 31, 2008 compared to the same period in 2007 primarily as a result of new leases at our properties during the twelve months ended March 31, 2008 due to strong demand for datacenter space, the largest of which was for space in 3 Corporate Place, 350 East Cermak Road, 4025 Midway Road, 115 Second Avenue and 200 Paul Avenue 1-4. Rental revenue included amounts earned from leases with tel(x), a related party, of approximately $3.6 million and $3.1 million for the three months ended March 31, 2008 and 2007, respectively. Same store tenant reimbursement revenues increased in the three months ended March 31, 2008 compared to the same period in 2007 primarily as a result of new leasing and higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 350 East Cermak Road, 3 Corporate Place, Unit 9, Blanchardstown Corporate Park and 1100 Space Park Drive.

New property increases were caused by properties acquired during the period from January 1, 2007 to March 31, 2008. For the three months ended March 31, 2008, 111 Eighth Avenue (3rd and 7th floors), 900 Walnut Street, 210 N. Tucker Boulevard, Devin Shafron properties (3 buildings), 3011 Lafayette Street, 1 Savvis Parkway and 44470 Chillum Place contributed $7.4 million, or approximately 81% of the total new properties increase in revenues compared to the same period in 2007.

Operating Expenses and Interest Expense

Operating expenses and interest expense during the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007	Change
Rental property operating and maintenance	$31,564	$21,239	$10,325
Property taxes	8,124	7,540	584
Insurance	1,205	1,426	(221)
Depreciation and amortization	39,137	29,399	9,738
General and administrative	8,845	7,210	1,635
Other	451	188	263

Total operating expenses	$89,326	$67,002	$22,324

Interest expense	$14,632	$16,594	$(1,962)

As shown in the same store expense and new properties table below, total expenses in the three months ended March 31, 2008 increased compared to the same period in 2007 primarily as a result of higher same store utility and maintenance costs, increased depreciation as additional development projects were placed into service and acquisition of properties.

The following table shows expenses for new properties (properties that were not owned for each of the full three months ended March 31, 2008 and 2007) and same store properties (all other properties) (in thousands):

	Same Store Three Months Ended March 31,			New Properties Three Months Ended March 31,
	2008	2007	Change	2008	2007	Change
Rental property operating and maintenance	$27,031	$20,633	$6,398	$4,533	$606	$3,927
Property taxes	7,634	7,443	191	490	97	393
Insurance	1,140	1,413	(273)	65	13	52
Depreciation and amortization	34,955	29,003	5,952	4,182	396	3,786
General and administrative (1)	8,845	7,210	1,635	—	—	—
Other	381	188	193	70	—	70

Total operating expenses	$79,986	$65,890	$14,096	$9,340	$1,112	$8,228

Interest expense	$13,723	$12,778	$945	$909	$3,816	$(2,907)

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.

Same store rental property operating and maintenance expenses increased in the three months ended March 31, 2008 compared to the same period in 2007 primarily as a result of higher utility rates in several of our properties leading to higher utility expense in 2008. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $2.6 million and $0.6 million in the three months ended March 31, 2008 and 2007 respectively.

Same store depreciation and amortization expense increased in the three months ended March 31, 2008 compared to the same period in 2007, principally because of depreciation of redevelopment projects that were placed into service in the final nine months of 2007 and during 2008.

General and administrative expenses for the three months ended March 31, 2008 increased compared to the same period in 2007 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher insurance, professional fees and marketing expenses.

Same store interest expense increased for the three months ended March 31, 2008 as compared to the same period in 2007 primarily as a result of higher average outstanding debt balances during 2008 compared to 2007 due to financings on 2045 & 2055 LaFayette Street and 150 South First Street. Interest incurred on our revolving credit facility and senior exchangeable debentures is allocated entirely to new properties in the table above. Interest capitalized during the three months ended March 31, 2008 and 2007 was $4.4 million and $1.5 million, respectively.

New property increases were caused by properties acquired during the period from January 1, 2007 to March 31, 2008. For the three months ended March 31, 2008, 111 Eighth Avenue (3rd and 7th floors), 900 Walnut Street, 210 N. Tucker Boulevard, Devin Shafron properties (3 buildings), 3011 Lafayette Street, 1 Savvis Parkway and 44470 Chillum Place contributed $5.7 million, or approximately 70% of the total new properties increase in total operating expenses compared to the same period in 2007.

Minority Interests

Minority interests decreased for the three months ended March 31, 2008 as compared to the same period in 2007 primarily as a result of the weighted average minority ownership percentage decreasing from approximately 18% for the three months ended March 31, 2007 to approximately 9% for the three months ended March 31, 2008.

Discontinued Operations

In 2007, we completed the sales of 100 Technology Center Drive (March 2007) and 4055 Valley View Lane (March 2007) and recognized gains upon closing. The results of operations and gain on sales of 100 Technology Center Drive ($11.8 million) and 4055 Valley View Lane ($6.2 million) are reported as discontinued operations for all periods presented.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

As of March 31, 2008, we had $34.4 million of cash and cash equivalents, excluding $37.4 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements and leasing deposits.

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

Our revolving credit facility has a total capacity of $650.0 million and matures in August 2010, subject to two one-year extension options exercisable by us. As of March 31, 2008, borrowings under the revolving credit facility bore interest at a blended rate of 3.91% (US dollar), 5.54% (Euro) and 6.95% (British Pound Sterling), which is based on 1-month LIBOR, 1-month EURIBOR and 1-month GBP LIBOR, respectively, plus a margin of 1.20%. The margin can range from 1.10% to 2.00%, depending on our Operating Partnership’s total overall leverage. The revolving credit facility has a $450.0 million sub-facility for multicurrency advances in British Pounds Sterling, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, to fund tenant improvements and capital expenditures, fund development and redevelopment activities and provide for working capital and other corporate purposes. As of March 31, 2008, approximately $114.8 million was drawn under this facility, and $9.0 million of letters of credit were issued, leaving $526.0 million available for use.

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

Property acquired in 2008

During the three months ended March 31, 2008 we acquired the following property:

Property	Metropolitan Area	Date Acquired	Purchase Price (in millions) (1)
365 South Randolphville Road	New York	February 14, 2008	$20.4

(1)	Includes closing costs.

We financed the purchase of this property with borrowings under our revolving credit facility.

Construction

As of March 31, 2008 and December 31, 2007, work in progress, including the proportionate land and property costs related to current construction projects amounted to $408.2 million and $494.5 million, respectively. In addition, our redevelopment program includes the proportionate land and building costs related to other targeted projects in the amount of $106.0 million and $100.0 million as of March 31, 2008 and December 31, 2007, respectively. Work in progress related to non-redevelopment projects, primarily tenant and building improvements, amounted to $10.8 million and $7.1 million as of March 31, 2008 and December 31, 2007, respectively.

Future uses of cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of March 31, 2008, we had approximately 1.9 million square feet of redevelopment space and we also owned approximately 186,000 net rentable square feet of datacenter space with extensive installed tenant improvements that we may subdivide for Turn-Key Datacenter™ use during the next two years rather than lease such space to large single tenants. Turn-Key Datacenter™ space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Datacenter™ space, we expect to incur significant tenant improvement costs to build out and redevelop these spaces. At March 31, 2008, approximately 548,000 square feet of our space held for redevelopment was under construction for Turn-Key Datacenter™, build-to-suit datacenter and Powered Base Building™ space in eight U.S. and European markets. At March 31, 2008, we had commitments under construction contracts for approximately $65.6 million. We currently expect to incur $550.0 million of capital expenditures for our redevelopment program during the year ended December 31, 2008.

We are also subject to the commitments discussed below under “Commitments and Contingencies” and Off-Balance Sheet Arrangements, and Distributions as described below.

Consistent with our growth strategy, we actively pursue opportunities for potential acquisitions, with due diligence and negotiations often at different stages at different times.

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

Distributions

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to continue to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred stockholders, common stockholders and unit holders from cash flow from operating activities. All such distributions are at the discretion of our board of directors. We may be required to use borrowings under the revolving credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our status as a REIT. The exchange rate on our $172.5 million principal amount of exchangeable debentures and the conversion rate on our series C cumulative convertible preferred stock and our series D cumulative convertible preferred stock are each subject to adjustment for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.265 per share per quarter, $0.28625 per share per quarter and $0.31 per share per quarter, respectively. Therefore, increases to our quarterly dividend may increase the dilutive impact of the exchangeable debentures, series C cumulative convertible preferred stock and series D cumulative convertible preferred stock on our common stockholders.

Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 260,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013. We made a payment of approximately $17,000 to the seller during the three months ended March 31, 2008. No payments were made in 2007. We have recorded no liability for this contingent liability on our balance sheet at March 31, 2008.

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other liabilities include $1.4 million and $1.5 million for this liability as of March 31, 2008 and December 31, 2007, respectively. During the three months ended March 31, 2008 and 2007, we paid approximately $0.2 million and $0.1 million, respectively, to the seller.

As of March 31, 2008, we were a party to interest rate swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt, as of March 31, 2008 (in millions):

Debt Summary:
Fixed rate	$802.5
Variable rate—hedged by interest rate swaps	267.7

Total fixed rate	1,070.2
Variable rate—unhedged	120.5

Total	$1,190.7

Percent of Total Debt:
Fixed rate (including swapped debt)	89.9%
Variable rate	10.1%

Total	100.0%

Effective Interest Rate as of March 31 , 2008 (1) :
Fixed rate (including swapped debt)	5.58%
Variable rate—unhedged	4.61%
Effective interest rate	5.49%

(1)	Excludes impact of deferred financing cost amortization.

As of March 31, 2008, we had approximately $1.2 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total market capitalization was approximately 27% (based on the closing price of our common stock on March 31, 2008 of $35.50). Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us (with the per unit value equal to the market value of one share of our common stock and excluding long-term incentive units and Class C units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various LIBOR, GBP LIBOR and EURIBOR rates ranging from one to twelve months, depending on the respective agreement governing the debt. Assuming maturity of our exchangeable senior debentures at their first redemption date in August 2011, as of March 31, 2008, our debt had a weighted average term to initial maturity of approximately 5.3 years (approximately 5.7 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of March 31, 2008, we were a party to interest rate cap agreements in connection with debt and interest rate swap agreements related to $267.7 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

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

Comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007

The following table shows cash flows and ending cash and cash equivalent balances for the three months ended March 31, 2008 and 2007, respectively (in thousands):

	Three Months Ended March 31,
	2008	2007	Change
Net cash provided by operating activities (including discontinued operations)	$17,546	$26,274	$(8,728)
Net cash used in investing activities	(112,960)	(128,439)	15,479
Net cash provided by financing activities	98,429	126,903	(28,474)

Net increase in cash and cash equivalents	$3,015	$24,738	$(21,723)

The decrease in net cash provided by operating activities was primarily due to the timing of payments partially offset by increased cash flows from our operating properties added to our portfolio during the twelve months ended March 31, 2008. Net cash used in investing activities decreased for the three months ended March 31, 2008, as we had one acquisition for the three months ended March 31, 2008 ($21.0 million) compared to five acquisitions in the same period in 2007 ($161.4 million) partially offset by an increase in cash payments for our redevelopment program. The higher use of cash for acquisitions in 2007 more than offset the receipt of proceeds from the sales of 100 Technology Center Drive and 4055 Valley View Lane in March 2007.

Net cash flows from financing activities consisted of the following amounts (in thousands):

	Three Months Ended March 31,
	2008	2007	Change
Net proceeds from (payments on) borrowings	$(187,940)	$147,645	$(335,585)
Net proceeds from issuance of common/preferred stock, including exercise of stock options	334,264	172	334,092
Dividend and distribution payments	(53,021)	(19,388)	(33,633)
Other	5,126	(1,526)	6,652

Net cash provided by financing activities	$98,429	$126,903	$(28,474)

The change in net borrowings for the three months ended March 31, 2008 as compared to the same period in 2007 was a result of repayments on the revolving credit facility from proceeds from issuance of our preferred stock (net proceeds of $334.1 million in February 2008). The increase in dividend and distribution payments for the three months ended March 31, 2008 as compared to the same period in 2007 was a result of the first quarter 2008 common dividend being paid as of March 31, 2008 but the first quarter 2007 common dividend and distribution declared was accrued and unpaid as of March 31, 2007, an increase in shares outstanding in 2008 as compared to 2007 and dividends on our series C preferred stock and series D preferred stock paid as of March 31, 2008, whereas these series of preferred stock were not outstanding as of March 31, 2007.

Minority interest

Minority interests relate to the interests in the Operating Partnership that are not owned by us, which, as of March 31, 2008, amounted to 9.5% of the Operating Partnership common units. In conjunction with our formation, GI Partners received common units, in exchange for contributing ownership interests in properties to the Operating Partnership. Also in connection with acquiring real estate interests owned by third parties, the Operating Partnership issued common units to those sellers.

Limited partners who acquired common units in the formation transactions have the right to require the Operating Partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to registration rights agreements we entered into with GI Partners and the other third party contributors, we filed a shelf registration statement covering the issuance of the shares of our common stock issuable upon redemption of the common units, and the resale of those shares of common stock by the holders. As of March 31, 2007, GI Partners no longer had an ownership interest in the Operating Partnership.

Inflation

Substantially all of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

New Accounting Pronouncements Issued But Not Yet Adopted

We adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) effective January 1, 2008. This statement, issued by the FASB in September 2006, defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. However, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2, which impact our adoption of SFAS 157. FSP 157-1 amends SFAS 157 to exclude FASB No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. Furthermore, the FASB has proposed FSP 157-c which clarifies the principles in SFAS 157 on the fair value measurement of liabilities. Public comments on FSP 157-c were due in February 2008. SFAS 157 did not have a material effect on our financial statements for the quarter ended March 31, 2008 and we do not expect the related FSP’s to have a material effect on our financial statements in future periods.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. However, SFAS 141(R) changes the method of applying the acquisition method in a number of significant areas, including that acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption of SFAS 141(R) is not permitted. We are evaluating the potential impact of this statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement requires the recognition of a noncontrolling interest (minority interest) as a separate component within equity within the consolidated balance sheet. It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented within the consolidated statement of income. This statement also amends certain of ARB No. 51’s consolidation procedures to make them consistent with the requirements of SFAS 141(R). SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are evaluating the potential impact of this statement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. This statement amends SFAS No. 133 by requiring enhanced disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS No. 133’s scope or accounting. SFAS No. 161 requires increased qualitative, quantitative and credit-risk disclosures about the entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption permitted. We are evaluating the potential impact of this statement.

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

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of March 31, 2008, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$802.5	$791.1
Variable rate debt subject to interest rate swaps	267.7	270.5

Total fixed rate debt (including interest rate swaps)	1,070.2	1,061.6
Variable rate debt — unhedged	120.5	120.3

Total outstanding debt	$1,190.7	$1,181.9

Interest rate swaps included in this table and their fair values as of March 31, 2008 were as follows (in thousands):

Current Notional Amount		Strike Rate	Effective Date	Expiration Date	Fair Value at Significant Other Observable Inputs (Level 2)
$97,528		4.025	May 26, 2005	Jun. 15, 2008	$(302)
8,512		5.020	Dec. 1, 2006	Dec. 1, 2008	(142)
26,195	(1)	4.944	Jul. 10, 2006	Apr. 10, 2011	32
17,219	(2)	3.981	May 17, 2006	Jul. 18, 2013	54
12,456	(2)	4.070	Jun. 23, 2006	Jul. 18, 2013	(11)
10,961	(2)	3.989	Jul. 27, 2006	Oct. 18, 2013	34
51,009	(2)	3.776	Dec. 5, 2006	Jan. 18, 2012	433
43,856	(2)	4.000	Dec. 20, 2006	Jan. 18, 2012	41

$267,736					$139

(1)	Translation to U.S. dollars is based on exchange rate of $1.98 to £1.00 as of March 31, 2008.

(2)	Translation to U.S. dollars is based on exchange rate of $1.58 to €1.00 as of March 31, 2008.

Sensitivity to changes in interest rates.

The following table shows the effect if assumed changes in interest rates occurred:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	31	$1.8
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(31)	(1.8)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	31	0.4
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	(31)	(0.4)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(31)	10.4
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	31	(9.7)

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

Foreign currency forward exchange risk

As of March 31, 2008, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland and Canada and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British Pound, Euro and the Swiss Franc, except for our Canadian property for which the functional currency is the U.S. dollar. For these currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. For the three months ended March 31, 2008, operating revenues from properties outside the United States contributed $10.5 million which represented 9.2% of our operating revenues. Due to the decline in value of the U.S. dollar relative to the British Pound Sterling and Euro, should we repay our debt denominated in these currencies, a significant negative impact on our earnings in the periods in which the repayment occurs would result.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 – Legal Proceedings.

None.

ITEM 1A – Risk factors.

See our risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

The accounting method for convertible debt securities, like our outstanding 4.125% exchangeable senior debentures, is subject to change and uncertainty.

A convertible debt security providing for share and/or cash settlement of the conversion value and meeting specified requirements under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” including our outstanding 4.125% exchangeable senior debentures, is currently classified in its entirety as debt. No portion of the carrying value of the debentures related to the conversion option indexed to our stock is classified as equity. In addition, interest expense is recognized at the stated coupon rate. The coupon rate of interest for convertible debt securities, including our 4.125% exchangeable senior debentures, is typically lower than what an issuer would be required to pay for nonconvertible debt with otherwise similar terms.

In January 2007, the EITF commenced consideration as to whether the accounting for convertible debt securities that requires or permits settlement in cash either in whole or in part upon conversion (“cash settled convertible debt securities”) should be changed, but was unable to reach a consensus and discontinued deliberations on this issue. Subsequently, in July 2007, the FASB voted unanimously to reconsider the current accounting for cash settled convertible debt securities, which includes our convertible debt securities. In August 2007, the FASB exposed for public comment a proposed FASB staff position, referred to as an FSP, that would change the method of accounting for such securities and would require the proposed method to be retrospectively applied. During its March 2008 deliberations, the FASB affirmed the proposed method of accounting and decided to delay the effective date of the final FSP for calendar year end companies like us to the first quarter of 2009. The FASB currently indicates that it expects to take a final vote on and, if approved, issue the final FSP in the second quarter of 2008. Under this proposed method of accounting, the debt and equity components of our 4.125% exchangeable senior debentures would be bifurcated and accounted for separately in a manner that would result in recognizing interest on these debentures at market rates for nonconvertible debt with otherwise similar terms from the date of issuance. The fair value of the equity component of our convertible debt securities, as of the date of issuance, would be included in the additional paid-in-capital section of stockholders’ equity on our condensed consolidated balance sheet and, accordingly, the initial carrying values of these debentures would be reduced. Our net income for financial reporting purposes would be reduced by recognizing the accretion of the reduced carrying values of our 4.125% exchangeable senior debentures to their face amounts as additional non-cash interest expense. Therefore, if the FASB issues the final FSP to change the method of accounting for cash settled convertible debt securities as described above, it would have a material adverse impact on our past and future reported financial results.

We cannot predict any other changes in US GAAP that may be made which would affect accounting for convertible debt securities and which could have an adverse impact on our past or future reported financial results.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3 – Defaults Upon Senior Securities.

None.

ITEM 4 – Submission of Matters to a Vote of Security Holders.

None.

ITEM 5 – Other Information.

(a)

Leasing activity for the three months ended March 31, 2008

The Company commenced leases during the quarter totaling approximately 334,800 square feet of space. This includes 256,200 square feet of Turn-Key Datacenter™ space leased at an average annual GAAP rental rate of $119.25 per square foot, 46,300 square feet of Powered Base Building™ space leased at an average annual GAAP rental rate of $52.42 per square foot, and 32,300 square feet of non-technical space leased at an average annual GAAP rental rate of $19.31 per square foot.

In addition, the Company signed leases during the quarter totaling 260,200 square feet of space. This includes 106,400 square feet of Turn-Key Datacenter™ space leased at an average annual GAAP rental rate of $100.05 per square foot, nearly 120,000 square feet of Powered Base Building™ space leased at an average annual GAAP rental rate of $67.60 per square foot, and 33,800 square feet of non-technical space leased at an average annual GAAP rental rate of $25.93 per square foot.

Amendment to 2004 Incentive Award Plan

On May 5, 2008, the 2004 Incentive Award Plan was amended to provide that, effective for grants made on or after the fourth annual meeting of our stockholders following our initial public offering, each award of profits interest units automatically granted to an independent director after his or her initial election to our Board of Directors will vest with respect to 20% of the profits interest units subject thereto on each of the first and second anniversaries of the date of grant, and with respect to 30% of the profits interests units subject thereto on each of the third and fourth anniversaries of the date of grant. Any such grants made prior to this amendment continue to vest with respect to 20% of the profits interest units subject thereto on the first anniversary of the grant date and with respect to an additional 1/60th of the profits interest units subject thereto on each monthly anniversary thereafter. The 2004 Incentive Award Plan was also amended to provide that, unless otherwise determined by the plan administrator, awards granted under the plan may be transferred to certain permitted transferees, provided that certain conditions are satisfied.

(b)	None.

ITEM 6 – Exhibits

Exhibit

3.1	Articles of Amendment of Digital Realty Trust, Inc. (incorporated by reference to our Current Report on Form 8-K filed with the commission on January 31, 2008).

3.2	Articles Supplementary Creating the Series D Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to our Current Report on Form 8-K filed with the commission on February 11, 2008).

4.1	Specimen Certificate for Series D Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to our Current Report on Form 8-K filed with the commission on February 11, 2008).

10.1	Seventh Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to our Current Report on Form 8-K filed with the commission on April 11, 2007).

10.2	Amendment No. 1 to the Revolving Credit Agreement, dated as of February 6, 2008, among Digital Realty Trust, L.P., Citicorp North America, Inc., as administrative agent, the financial institutions named therein, KeyBank National Association, as syndication agent, and Citigroup Global Markets Inc. and KeyBanc Capital Markets, as arrangers (incorporated by reference to our Annual Report on Form 10-K filed with the commission on February 29, 2008).

10.3	Form of 2008 Performance-Based Profits Interest Units Agreement.

10.4	First Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan.

12.1	Statement of Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

May 9, 2008	/s/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer (principal executive officer)

May 9, 2008	/s/ A. WILLIAM STEIN
A. William Stein Chief Financial Officer and Chief Investment Officer (principal financial officer)

May 9, 2008	/s/ EDWARD F. SHAM
Edward F. Sham Vice President and Controller (principal accounting officer)