Form 10-Q
period 2008-06-30
Digital Realty Trust, Inc.
filed 2008-08-08
CIK 1297996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, $.01 par value per share	71,925,302

DIGITAL REALTY TRUST, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$329,557	$316,196
Acquired ground leases	2,895	2,790
Buildings and improvements	2,274,652	1,968,850
Tenant improvements	200,982	193,436

Total investments in properties	2,808,086	2,481,272
Accumulated depreciation and amortization	(241,964)	(188,099)

Net investments in properties	2,566,122	2,293,173
Investment in unconsolidated joint venture	8,172	8,521

Net investments in real estate	2,574,294	2,301,694
Cash and cash equivalents	19,764	31,352
Accounts and other receivables, net of allowance for doubtful accounts of $2,945 and $3,167 as of June 30, 2008 and December 31, 2007, respectively	47,469	43,440
Deferred rent	81,545	64,639
Acquired above market leases, net	36,410	38,762
Acquired in place lease value and deferred leasing costs, net	240,462	253,642
Deferred financing costs, net	15,820	17,610
Restricted cash	36,949	41,302
Other assets	18,137	17,023

Total Assets	$3,070,850	$2,809,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving credit facility	$287,843	$299,731
Mortgage loans	900,829	895,507
Exchangeable senior debentures	172,500	172,500
Accounts payable and other accrued liabilities	147,132	176,143
Accrued dividends and distributions	—	22,345
Acquired below market leases, net	88,995	93,572
Security deposits and prepaid rents	26,502	27,839

Total liabilities	1,623,801	1,687,637
Commitments and contingencies
Minority interests in consolidated joint ventures	12,423	4,928
Minority interests in operating partnership, redemption value of $254,919 as of June 30, 2008	66,453	72,983
Stockholders’ equity:
Preferred Stock: $0.01 par value, 30,000,000 authorized:
Series A Cumulative Redeemable Preferred Stock, 8.50%, $103,500,000 liquidation preference ($25.00 per share), 4,140,000 issued and outstanding	99,297	99,297
Series B Cumulative Redeemable Preferred Stock, 7.875%, $63,250,000 liquidation preference ($25.00 per share), 2,530,000 issued and outstanding	60,502	60,502
Series C Cumulative Convertible Preferred Stock, 4.375%, $175,000,000 liquidation preference ($25.00 per share), 7,000,000 issued and outstanding	169,068	169,068
Series D Cumulative Convertible Preferred Stock, 5.500%, $345,000,000 liquidation preference ($25.00 per share), 13,800,000 issued and outstanding	333,586	—
Common Stock; $0.01 par value: 125,000,000 authorized, 66,174,618 and 65,406,240 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	661	654
Additional paid-in capital	824,249	814,106
Dividends in excess of earnings	(137,319)	(103,090)
Accumulated other comprehensive income, net	18,129	3,379

Total stockholders’ equity	1,368,173	1,043,916

Total liabilities and stockholders' equity	$3,070,850	$2,809,464

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues:
Rental	$97,966	$78,705	$190,712	$151,993
Tenant reimbursements	25,698	16,631	47,485	32,310
Other	112	247	126	247

Total operating revenues	123,776	95,583	238,323	184,550

Operating Expenses:
Rental property operating and maintenance	36,396	23,865	67,960	45,104
Property taxes	8,522	7,342	16,646	14,882
Insurance	1,198	1,419	2,403	2,845
Depreciation and amortization	39,570	31,832	78,707	61,231
General and administrative	9,823	8,456	18,668	15,666
Other	138	128	589	316

Total operating expenses	95,647	73,042	184,973	140,044

Operating income	28,129	22,541	53,350	44,506
Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	173	216	331	761
Interest and other income	407	532	1,062	1,045
Interest expense	(14,281)	(15,264)	(28,913)	(31,858)
Loss from early extinguishment of debt	(182)	—	(182)	—

Income from continuing operations before minority interests	14,246	8,025	25,648	14,454
Minority interests in consolidated joint ventures	(50)	—	(50)	—
Minority interests in continuing operations of operating partnership	(366)	(305)	(660)	(806)

Income from continuing operations	13,830	7,720	24,938	13,648
Income from discontinued operations before gain on sale of assets and minority interests	—	43	—	1,413
Gain on sale of assets	—	—	—	18,049
Minority interests attributable to discontinued operations	—	(5)	—	(3,266)

Income from discontinued operations	—	38	—	16,196
Net income	13,830	7,758	24,938	29,844
Preferred stock dividends	(10,102)	(5,167)	(18,360)	(8,612)

Net income available to common stockholders	$3,728	$2,591	$6,578	$21,232

Income per share from continuing operations available to common stockholders:
Basic	$0.06	$0.04	$0.10	$0.08
Diluted	$0.05	$0.04	$0.10	$0.08

Income per share from discontinued operations:
Basic	$—	$—	$—	$0.28
Diluted	$—	$—	$—	$0.27

Net income per share available to common stockholders:
Basic	$0.06	$0.04	$0.10	$0.36
Diluted	$0.05	$0.04	$0.10	$0.35

Weighted average common shares outstanding:
Basic	65,889,122	60,697,740	65,660,354	58,616,035
Diluted	68,068,600	62,970,291	67,563,963	60,732,425

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited in thousands)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$13,830	$7,758	$24,938	$29,844
Other comprehensive income:
Foreign currency translation adjustments	2,821	287	12,910	1,293
Minority interests in foreign currency translation adjustments	(252)	(31)	(1,195)	(200)
Increase in fair value of interest rate swaps	5,635	3,519	3,501	4,161
Minority interests in increase in fair value of interest rate swaps	(503)	(375)	(304)	(483)
Reclassification to interest expense from interest rate swaps	174	(313)	(179)	(1,695)
Minority interests in reclassification to interest expense from interest rate swaps	(16)	33	17	265

Comprehensive income	$21,689	$10,878	$39,688	$33,185

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited in thousands)

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities (including discontinued operations):
Net income	$24,938	$29,844
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of assets	—	(18,049)
Minority interests in operating partnership and discontinued operations	660	4,072
Minority interests in consolidated joint ventures	50	—
Equity in earnings of unconsolidated joint venture	(331)	(761)
Distributions from unconsolidated joint venture	1,290	389
Write-off of net assets due to early lease terminations	309	(34)
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases, including amounts for discontinued operations	53,662	35,277
Amortization over the vesting period of the fair value of share-based compensation	3,918	1,343
Allowance for doubtful accounts	(220)	36
Amortization of deferred financing costs	2,809	2,699
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	182	—
Amortization of debt premium	(114)	(114)
Amortization of acquired in place lease value and deferred leasing costs	25,046	26,333
Amortization of acquired above market leases and acquired below market leases, net	(5,416)	(4,916)
Changes in assets and liabilities:
Restricted cash	4,649	(3,150)
Accounts and other receivables	(625)	186
Deferred rent	(16,671)	(10,497)
Deferred leasing costs	(3,352)	(5,867)
Other assets	1,181	2,558
Accounts payable and other accrued liabilities	(17,099)	(2,582)
Security deposits and prepaid rents	(1,512)	(302)

Net cash provided by operating activities (including discontinued operations)	73,354	56,465

Cash flows from investing activities:
Acquisitions of properties	(68,595)	(192,753)
Proceeds from sale of assets, net of sales costs	—	78,191
Deposits paid for acquisitions of properties	(100)	(1,089)
Receipt of value added tax refund	9,149	412
Refundable value added tax paid	(11,544)	(5,226)
Change in restricted cash	(723)	(986)
Improvements to investments in real estate	(249,402)	(83,910)
Tenant improvement advances to tenants	(16,692)	(17,878)
Collection of advances to tenants for tenant improvements	16,433	22,185
Purchase of joint venture partners’ interests	(610)	—

Net cash used in investing activities	(322,084)	(201,054)

DIGITAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from financing activities:
Borrowings on revolving credit facility	$297,066	$261,590
Repayments on revolving credit facility	(308,372)	(294,000)
Proceeds from mortgage loans	—	121,288
Principal payments on mortgage loans	(7,594)	(44,090)
Change in restricted cash	427	(325)
Payment of loan fees and costs	(867)	(1,807)
Contributions from joint venture partners	6,525	—
Gross proceeds from the sale of preferred stock	334,650	175,000
Common stock offering costs paid	(76)	—
Preferred stock offering costs paid	(556)	(5,444)
Proceeds from exercise of stock options	1,506	402
Payment of dividends to preferred stockholders	(18,360)	(3,445)
Payment of dividends to common stockholders and distributions to limited partners of operating partnership	(67,207)	(38,827)

Net cash provided by financing activities	237,142	170,342

Net (decrease) increase in cash and cash equivalents	(11,588)	25,753
Cash and cash equivalents at beginning of period	31,352	22,261

Cash and cash equivalents at end of period	$19,764	$48,014

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$34,784	$32,241
Cash paid for taxes	601	376
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$12,910	$1,293
Accrual of dividends and distributions	—	24,626
Increase in other assets related to increase in fair value of interest rate swaps	3,501	4,161
Increase to accounts and other receivables related to sale of interest rate swap agreement	—	—
Reclassification of owner’s equity to minority interest in the Operating Partnership	(1,526)	739
Operating Partnership units redeemed for or converted to shares of common stock	6,679	65,201
Assumption of mortgage loans	(2,836)	—
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	69,452	6,653
Allocation of purchase price of properties to:
Investments in real estate	67,868	175,624
Accounts and other receivables	—	1,686
Other assets		952
Acquired above market leases	440	(91)
Acquired below market leases	(3,104)	(17,984)
Acquired in place lease value and deferred leasing costs	3,493	34,738
Accounts payable and other accrued liabilities	(38)	(1,925)
Security deposits and prepaid rents	(64)	(247)

Cash paid for acquisition of properties	$68,595	$192,753

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

(unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we or the Company) is engaged in the business of owning, acquiring, developing, redeveloping and managing technology-related real estate. The Company is focused on providing Turn-Key Datacenter™ and Powered Base Building™ datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from information technology and Internet enterprises, to manufacturing and financial services. As of June 30, 2008, our portfolio consisted of 74 properties, excluding one property held as an investment in an unconsolidated joint venture, of which 61 are located throughout North America and 13 are located in Europe. Our properties are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Chicago, Dallas, Los Angeles, New York, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S. and the London, Dublin, Paris and Amsterdam markets in Europe. The portfolio consists of Internet gateway and corporate datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

The Operating Partnership was formed on July 21, 2004 in anticipation of our initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of June 30, 2008, we own a 91.4% common interest and a 100% preferred interest in the Operating Partnership. As general partner, we have control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace us as the general partner nor do they have participating rights, although they do have certain protective rights.

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

(b) Cash Equivalents

For purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of June 30, 2008 and December 31, 2007, cash equivalents consist of investments in money market instruments.

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

(f) Asset Retirement Obligations

We record accruals for estimated retirement obligations as required by SFAS No. 143, “Accounting for Asset Retirement Obligations” and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. As of June 30, 2008 and December 31, 2007, the amount included in accounts payable and other accrued liabilities on our condensed consolidated balance sheets was approximately $1.6 million, and the equivalent asset is recorded at $1.5 million, net of accumulated depreciation.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The reporting entity’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

This consists of a reclassification of the increase in restricted cash to cash flows from investing activities and cash flows from financing activities in the consolidated statements of cash flows for the six months ended June 30, 2007 by $986,000 and $325,000, respectively, with a corresponding reclassification from cash flows from operating activities.

3. Minority Interests in the Operating Partnership

Minority interests in the Operating Partnership relate to the interests that are not owned by us. The following table shows the ownership interest in the Operating Partnership as of June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Common units and long term incentive units	Percentage of total	Common units and long term incentive units	Percentage of total
The Company	66,174,618	91.4%	65,406,240	90.7%
Minority interest consisting of:
Third Parties	4,950,070	6.8	5,290,070	7.4
Employees ( includes long term incentive units, see note 10)	1,281,151	1.8	1,385,724	1.9

	72,405,839	100.0%	72,082,034	100.0%

The following table shows activity for the Operating Partnership and long-term incentive units that are not owned by us for the six months ended June 30, 2008:

	Third Parties	Employees / Directors	Total
As of January 1, 2008	5,290,070	1,385,724	6,675,794
Redemption of third party common Operating Partnership units for shares of our common stock (1)	(340,000)	—	(340,000)
Redemption of common Operating Partnership units for shares of our common stock by an employee of the Company (1)	—	(200,000)	(200,000)
Conversion of long-term incentive units for shares of our common stock by employees of the Company (1)	—	(80,745)	(80,745)
Grant of long-term incentive units to employees/directors	—	176,172	176,172

As of June 30, 2008	4,950,070	1,281,151	6,231,221

(1)	This redemption was recorded as a reduction to minority interest and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet.

Limited partners have the right to require the Operating Partnership to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of our common stock at the time of the redemption. The redemption value of the outstanding Operating Partnership common units held by third parties and employees was approximately $254.9 million based on the closing market price of the Company’s common stock on June 30, 2008. Alternatively, we may elect to acquire those common units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. We have filed a shelf registration statement covering the issuance of the shares of our common stock issuable upon redemption of certain common units, and the resale of those shares of common stock by the holders.

Under the terms of certain third parties’ (the eXchange parties) contribution agreements signed in the third quarter of 2004, we have agreed to indemnify each exchange party against adverse tax consequences in the event the Operating Partnership directly or indirectly sells, exchanges or otherwise disposes of (whether by way of merger, sale of assets or otherwise) in a taxable transaction any interest in 200 Paul Avenue 1-4 or 1100 Space Park Drive until the earlier of November 3, 2013 and the date on which these contributors hold less than 25% of the Operating Partnership common units issued to them in the formation transactions consummated concurrently with the IPO. Under the eXchange parties’ amended contribution agreement, the Operating Partnership has agreed to make approximately $17.8 million of indebtedness available for guaranty by the eXchange parties until the earlier of November 3, 2013 and the date on which these contributors or certain transferees hold less than 25% of the Operating Partnership common units issued to them in the formation transactions consummated concurrently with the IPO, and we have agreed to indemnify each eXchange party against adverse tax consequences if the Operating Partnership does not provide such indebtedness to guarantee.

4. Properties Acquired During the Six Months Ended June 30, 2008

We acquired the following real estate properties during the six months ended June 30, 2008:

Location	Metropolitan Area	Date Acquired	Purchase Price (in millions) (1)
365 South Randolphville Road	New York	February 14, 2008	$20.4
701 & 717 Leonard Street (2)	Dallas	May 13, 2008	12.1
650 Randolph Road	New York	June 13, 2008	10.9
Manchester Technopark Plot C1, Birley Fields	Manchester	June 20, 2008	24.7
1201 Comstock Street (3)	Silicon Valley	June 30, 2008	1.9

			$70.0

(1)	Includes closing costs.

(2)	Acquisition of a parking garage adjacent to one of our properties in Dallas, Texas.

(3)	Represents the amount to acquire a 50% interest in a joint venture that owns this above building. Since we control the joint venture, we have consolidated the joint venture in the accompanying consolidated financial statements. Upon consolidation, we included total assets of $3.8 million and minority interest of $1.9 million.

The purchase prices of these acquisitions have been allocated on a preliminary basis to the individual assets acquired. We expect to finalize our purchase price allocations no later than twelve months from the date of each acquisition.

5. Discontinued Operations

In the six months ended June 30, 2007, we sold the following properties:

Property	Date of Sale	Proceeds (in millions)	Gain on Sale (in millions)
4055 Valley View Lane	March 30, 2007	$33.0	$6.2
100 Technology Center Drive	March 20, 2007	45.5	11.8

The results of operations of the properties above are reported as discontinued operations for all periods presented in the accompanying consolidated condensed financial statements. The following table summarizes the income and expense components that comprise income (loss) from discontinued operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenues	$—	$(52)	$—	$2,339
Operating expenses	—	(31)	—	(1,264)
Interest and other income	—	4	—	5
Interest expense	—	122	—	(607)
Gain on derivative instruments	—	—	—	940

	—	43	—	1,413
Gain on sale of assets	—	—	—	18,049
Minority interests attributable to discontinued operations	—	(5)	—	(3,266)

Income (loss) from discontinued operations	$—	$38	$—	$16,196

We sold no properties during the six months ended June 30, 2008.

6. Debt

A summary of outstanding indebtedness as of June 30, 2008 and December 31, 2007, respectively, is as follows (in thousands):

Properties	Interest Rate at June 30, 2008		Maturity Date	Principal Outstanding June 30, 2008		Principal Outstanding December 31, 2007
Mortgage loans:
Secured Term Debt (1)(2)	5.65%		Nov. 11, 2014	$147,628		$148,738
350 East Cermak Road (2)	1-month LIBOR + 2.20%	(3)	Jun. 9, 2009(4)	97,292		97,993
200 Paul Avenue 1-4 (2)	5.74%		Oct. 8, 2015	80,063		80,768
2045 & 2055 LaFayette Street (2)	5.93%		Feb. 6, 2017	68,000		68,000
600 West Seventh Street	5.80%		Mar. 15, 2016	57,432		58,032
2323 Bryan Street (2)	6.04%		Nov. 6, 2009	55,447		55,832
34551 Ardenwood Boulevard 1-4 (2)	5.95%		Nov. 11, 2016	55,000		55,000
1100 Space Park Drive (2)	5.89%		Dec. 11, 2016	55,000		55,000
150 South First Street (2)	6.30%		Feb. 6, 2017	53,288		53,288
2334 Lundy Place (2)	5.96%		Nov. 11, 2016	40,000		40,000
114 Rue Ambroise Croizat (5)	3-month EURIBOR + 1.35%	(6)	Jan. 18, 2012	50,708	(7)	47,294	(7)
Unit 9, Blanchardstown Corporate Park (5)	3-month EURIBOR + 1.35%	(6)	Jan. 18, 2012	43,596	(7)	40,661	(7)
6 Braham Street	3-month GBP LIBOR + 0.90%	(6)	Apr. 10, 2011	26,298	(8)	26,172	(8)
Paul van Vlissingenstraat 16	3-month EURIBOR + 1.60%	(6)	Jul. 18, 2013	17,116	(7)	15,965	(7)
Chemin de l’Epinglier 2	3-month EURIBOR + 1.50%	(6)	Jul. 18, 2013	12,430	(7)	11,594	(7)
Gyroscoopweg 2E-2F (9)	3-month EURIBOR + 1.50%	(6)	Oct. 18, 2013	10,895	(7)	10,163	(7)
1125 Energy Park Drive	7.62%	(10)	Mar. 1, 2032	9,397		9,456
375 Riverside Parkway	3-month LIBOR + 1.85%	(6)	Dec. 1, 2008	8,459		8,564
731 East Trade Street	8.22%		Jul. 1, 2020	5,616		5,708
1500 Space Park Drive	1-month LIBOR + 2.75%		Aug. 3, 2008(11)	5,541		5,541

				899,206		893,769
Revolving credit facility	Various	(12)	Aug. 31, 2010(13)	287,843	(14)	299,731	(14)
Exchangeable senior debentures	4.13%		Aug. 15, 2026(15)	172,500		172,500
3 Corporate Place construction loan	1-month LIBOR + 2.25%		Dec. 1, 2008	—	(16)	—

Total principal outstanding				1,359,549		1,366,000
Loan premium — 1125 Energy Park Drive and 731 East Trade Street mortgages				1,623		1,738

Total indebtedness				$1,361,172		$1,367,738

(1)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.

(2)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.

(3)	This is the weighted average interest rate as of June 30, 2008. The first note, in a principal amount of $77.8 million, bears interest at a rate of 1-month LIBOR + 1.375% per annum and the second note, in a principal amount of $19.5 million, bears interest at a rate of 1-month LIBOR + 5.5% per annum. This loan is subject to an interest rate cap agreement. See note 11 for further information.

(4)	The first one-year extension has been exercised, an additional one-year extension is available which we may exercise if certain conditions are met.

(5)	These loans are also secured by a €4.0 million letter of credit. These loans are cross-collateralized by the two properties.

(6)	We have entered into interest rate swap agreements as a cash flow hedge for interest generated by these LIBOR, EURIBOR and GBP LIBOR based loans. See note 11 for further information.

(7)	Based on exchange rate of $1.58 to €1.00 as of June 30, 2008 and $1.46 to €1.00 as of December 31, 2007.

(8)	Based on exchange rate of $1.99 to £1.00 as of June 30, 2008 and $1.99 to £1.00 as of December 31, 2007.

(9)	This loan is also secured by a €1.3 million letter of credit.

(10)	If the loan is not repaid by March 1, 2012, the interest rate increases to the greater of 9.62% or the then treasury rate plus 2%.

(11)	This loan was paid in full on August 4, 2008.

(12)	The interest rate under our revolving credit facility equals either (i) LIBOR, EURIBOR and GBP LIBOR (ranging from 1- to 6-month maturities) plus a margin of between 1.10% and 2.00% or (ii) the greater of (x) the base rate announced by the lender and (y) 1/2 of 1% per annum above the federal funds rate, plus a margin of between 0.10% and 1.00%. In each case, the margin is based on our total leverage ratio. We incur a fee ranging from 0.125% to 0.20% for the unused portion of our unsecured revolving credit facility.

(13)	Two one-year extensions are available, which we may exercise if certain conditions are met.

(14)	Balances as of June 30, 2008 and December 31, 2007 are as follows (US$, in thousands):

Denomination of Draw	Balance as of June 30, 2008		Weighted-average interest rate	Balance as of December 31, 2007		Weighted-average interest rate
US ($)	$155,000		3.59%	$111,000		6.12%
Euro (€)	86,198	(a)	5.59%	84,577	(a)	5.86%
British Sterling (£)	46,645	(b)	6.61%	104,154	(b)	7.55%

Total	$287,843		4.68%	$299,731		6.54%

(a)	Based on exchange rate of $1.58 to €1.00 as of June 30, 2008 and $1.46 to €1.00 as of December 31, 2007.

(b)	Based on exchange rate of $1.99 to £1.00 as of June 30, 2008 and $1.99 to £1.00 as of December 31, 2007.

(15)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of August 15, 2011, August 15, 2016 and August 15, 2021. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on August 18, 2011.

(16)	The facility was terminated on June 12, 2008.

As of June 30, 2008, our revolving credit facility had a total capacity of $650.0 million and matures in August 2010, subject to two one-year extension options exercisable by us. As of June 30, 2008, borrowings under the revolving credit facility bore interest at a blended rate of 3.59% (US dollar), 5.59% (Euro) and 6.61% (British Pound Sterling), which is based on 1-month LIBOR, 1-month EURIBOR and 1-month GBP LIBOR, respectively, plus a margin of 1.10%. The margin can range from 1.10% to 2.00%, depending on our Operating Partnership’s total overall leverage. The revolving credit facility has a $450.0 million sub-facility for multicurrency advances in British Pounds Sterling, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes. As of June 30, 2008, approximately $287.8 million was drawn under this facility, and $10.1 million of letters of credit were issued.

The credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios as well as a pool of unencumbered assets. In addition, except to enable us to maintain our status as a REIT for federal income tax purposes, we are not permitted during any four consecutive fiscal quarters to make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined, for such period, subject to certain other adjustments. As of June 30, 2008, we were in compliance with all of the covenants.

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

During the three months ended June 30, 2008 and 2007, we capitalized interest of approximately $4.5 million and $2.8 million, respectively, and for the six months ended June 30, 2008 and 2007, we capitalized interest of approximately $8.9 million and $4.3 million, respectively.

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

7. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income from continuing operations	$13,830	$7,720	$24,938	$13,648
Preferred stock dividends	(10,102)	(5,167)	(18,360)	(8,612)

Income from continuing operations available to common stockholders	3,728	2,553	6,578	5,036
Income from discontinued operations	—	38	—	16,196

Net income available to common stockholders	$3,728	$2,591	$6,578	$21,232

Weighted average shares outstanding—basic	65,889,122	60,697,740	65,660,354	58,616,035
Potentially dilutive common shares:
Stock options	289,866	361,443	277,924	352,386
Class C Units (2005 Grant)	899,170	937,964	893,622	933,122
Excess exchange value of exchangeable senior debentures	990,442	973,144	732,063	830,882

Weighted average shares outstanding - diluted	68,068,600	62,970,291	67,563,963	60,732,425

Income per share - basic:
Income per share from continuing operations available to common stockholders	$0.06	$0.04	$0.10	$0.08
Income per share from discontinued operations	—	—	—	0.28

Net income per share available to common stockholders	$0.06	$0.04	$0.10	$0.36

Income per share - diluted:
Income per share from continuing operations available to common stockholders	$0.05	$0.04	$0.10	$0.08
Income per share from discontinued operations	—	—	—	0.27

Net income per share available to common stockholders	$0.05	$0.04	$0.10	$0.35

On or after July 15, 2026, the Debentures may be exchanged at the then applicable exchange rate for cash (up to the principal amount of the Debentures) and, with respect to any excess exchange value, into cash, shares of our common stock or a combination of cash and shares of our common stock at an initial exchange rate of 30.6828 shares per $1,000 principal amount of Debentures. The Debentures will also be exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events. During the three and six months ended June 30, 2008 and 2007, the weighted average common stock price exceeded the current strike price of $32.59 per share. Therefore, using the treasury method, 990,442 and 973,144 shares of common stock contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common shares in determining diluted earnings per share for the three months ended June 30, 2008 and 2007, respectively, and 732,063 and 830,882 shares of common stock contingently issuable upon settlement of the excess exchange value were included, as potentially dilutive common shares in determining diluted earnings per share for the six months ended June 30, 2008 and 2007, respectively.

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average of common Operating Partnership units not owned by us	6,464,455	7,258,603	6,604,180	9,320,938
Potentially dilutive outstanding stock options	584,753	619,000	588,004	619,000
Potentially dilutive outstanding Class C Units (2007 Grant)	750,724	750,724	750,724	750,724
Potentially dilutive Series C Cumulative Convertible Preferred Stock	3,614,800	3,614,800	3,614,800	3,614,800
Potentially dilutive Series D Cumulative Convertible Preferred Stock	8,217,900	—	6,628,803	—

	19,632,632	12,243,127	18,186,511	14,305,462

8. Income Taxes

We have elected to be taxed as a REIT and believe that we have complied with the REIT requirements of the Code as of June 30, 2008. As a REIT, we are generally not subject to corporate level federal income and excise taxes on taxable income to the extent it is currently distributed to our stockholders. Since inception, we have distributed 100% of our taxable income and we intend to do so for the tax year ending December 31, 2008. As such, no provision for federal income taxes has been included in the accompanying interim condensed consolidated financial statements for the three and six months ended June 30, 2008 and 2007.

As a REIT, we are subject to local and state taxes in certain states where we operate. We are also subject to foreign income taxes in countries that do not recognize U.S. REITs under their respective tax laws. Income taxes for these jurisdictions are accrued, as necessary, for the three and six months ended June 30, 2008 and 2007.

We have elected taxable REIT subsidiary (TRS) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs and hold assets that we cannot hold directly. We recognize federal, state and foreign income tax expenses for TRS entities, as necessary. There is no current tax provision for our TRS entities for the three and six months ended June 30, 2008 and 2007 due to taxable losses incurred.

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

(b) Shares and Units

A common unit and a share of our common stock are structured to have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. The common units are further discussed in note 3 and the long term incentive units are discussed in note 10.

(c) Dividends and Distributions

In 2008, we have declared the following dividends and equivalent distributions on common units in our Operating Partnership (in thousands):

Date dividend and distribution declared	Dividend and distribution payable date	Series A Preferred Stock (1)	Series B Preferred Stock (2)	Series C Preferred Stock (3)	Series D Preferred Stock (4)	Common Stock and Operating Partnership Common Units (5)
February 25, 2008	March 31, 2008	$2,199	$1,246	$1,914	$2,899	$22,418
May 5, 2008	June 30, 2008	2,199	1,246	1,914	4,744	22,444

Total		$4,398	$2,492	$3,828	$7,643	$44,862

(1)	$2.125 annual rate of dividend per share.

(2)	$1.969 annual rate of dividend per share.

(3)	$1.094 annual rate of dividend per share.

(4)	$1.375 annual rate of dividend per share.

(5)	$1.240 annual rate of dividend and distribution per share and unit.

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

As of June 30, 2008, 3,928,252 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Amended and Restated 2004 Incentive Award Plan. Each long-term incentive and Class C Unit issued under the Amended and Restated 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the Amended and Restated 2004 Incentive Award Plan and the individual award limit discussed above.

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

In connection with the IPO, an aggregate of 1,490,561 fully vested long-term incentive units were issued and compensation expense totaling $17.9 million was recorded at the completion of the IPO. Subsequent to the IPO, we have issued 282,485 long-term incentive units. The grant date fair values are being expensed on a straight-line basis over the vesting period of the long-term incentive units, which ranges from four to five years. During the three months ended March 31, 2008, certain employees were granted an aggregate of 95,652 long-term incentive units which, in addition to a service condition, are subject to a performance condition that impacts the number of units ultimately granted to the employee. The performance condition is based upon our achievement of fiscal year 2008 Funds From Operations per share targets. Upon evaluating the results of the performance condition, the final number of units is determined and such units vest based on achievement of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the original grant date and 30% vesting on each of the third and fourth anniversaries of the original grant date provided the grantee continues employment on each anniversary date.

The expense recorded for the three months ended June 30, 2008 and 2007 related to long-term incentive units was approximately $0.8 million and $0.2 million, respectively and was $1.2 million and $0.3 million for the six months ended June 30, 2008 and 2007, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2008, respectively, as compared to $7,000 for the three and six months ended June 30, 2007. Unearned compensation representing the unvested portion of the long-term incentive units totaled $9.1 million and $3.9 million as of June 30, 2008 and December 31, 2007, respectively. We expect to recognize this unearned compensation over the next 3.5 years on a weighted average basis.

(b) Class C Profits Interests Units

2005 Grant

During the fourth quarter of 2005, we granted to each of our named executive officers and certain other employees an award of Class C Units under our 2004 Incentive Award Plan (2005 Grant).

The award agreements provide that the Class C Units subject to this award will vest based on the achievement of a 10% or greater compound annual total shareholder return, as defined, for the period from the grant date through the earlier of September 30, 2008 and the date of a change of control of our Company (the market condition) combined with the employee’s continued service with our company or the Operating Partnership through September 30, 2010. Upon achievement of the market condition, the Class C units will receive the same quarterly per unit distribution as common units in the Operating Partnership.

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

Common Provisions for the 2005 and 2007 Grant

Except in the event of a change in control of our company, 60% of the Class C Units that satisfy the applicable market condition will vest at the end of the three year period subsequent to grant and an additional 1/60th of such Class C Units will vest on the date of each monthly anniversary thereafter, provided that the employee’s service has not terminated prior to the applicable vesting date. On August 4, 2008, our board of directors approved an amendment to the award agreements that eliminates the employees’ continued service with our company or the Operating Partnership between October 1, 2008 and September 30, 2010 as a condition of the vesting of the Class C Units subject to the 2005 awards. See Note 15 for more information.

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

As of June 30, 2008 and December 31, 2007, approximately 1,203,000 Class C Units related to the 2005 Grant had been awarded to our executive officers and other employees. The grant date fair value of these awards of approximately $4.0 million will be recognized as compensation expense on a straight line basis over the expected service period of five years. The unearned compensation as of June

30, 2008 and December 31, 2007 was $1.8 million and $2.2 million, respectively. As of June 30, 2008 and December 31, 2007, none of the above awards had vested. We recognized compensation expense related to these Class C Units of $0.2 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively and $0.4 million and $0.4 million for the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008 and December 31, 2007, approximately 751,000 Class C Units related to the 2007 Grant had been awarded to our executive officers and other employees. The grant date fair value of these awards of approximately $11.8 million will be recognized as compensation expense on a straight line basis over the expected service period of five years. The unearned compensation as of June 30, 2008 and December 31, 2007 was $9.0 million and $10.2 million, respectively. As of June 30, 2008 and December 31, 2007, none of the above awards had vested. We recognized compensation expense related to these Class C Units of $0.5 million and $0.3 million for the three months ended June 30, 2008 and 2007, respectively and $1.0 million and $0.3 million for the six months ended June 30, 2008 and 2007, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $0.1 million and $0.1 million for the three months ended June 30, 2008 and 2007, respectively and $0.2 million and $0.1 million for the six months ended June 30, 2008 and 2007, respectively.

(c) Stock Options

The fair value of each option granted under the 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the weighted-average assumptions listed below for grants in 2008 and 2007. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. The expense recorded for the three months ended June 30, 2008 and 2007 was approximately $0.3 million and $0.2 million, respectively and approximately $0.6 million and $0.4 million for the six months ended June 30, 2008 and 2007, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $68,000 and $112,000 for the three and six months ended June 30, 2008. Unearned compensation representing the unvested portion of the stock options totaled $4.4 million and $5.1 million as of June 30, 2008 and December 31, 2007, respectively. We expect to recognize this unearned compensation over the next 3.4 years on a weighted average basis.

The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options granted during the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Dividend yield	—	2.74%	—	2.76%
Expected life of option	—	78 months	—	80 months
Risk-free interest rate	—	4.65%	—	4.65%
Expected stock price volatility	—	22.26%	—	22.82%
Weighted-average fair value of options granted during the period	—	$9.55	—	$9.70

The following table summarizes the 2004 Incentive Award Plan’s stock option activity for the six months ended June 30, 2008:

	Six months ended June 30, 2008
	Shares	Weighted average exercise price
Options outstanding, beginning of period	1,158,600	$27.86
Granted	—	—
Exercised	(86,403)	19.15
Cancelled	(12,968)	36.65

Options outstanding, end of period	1,059,229	$28.46

Exercisable, end of period	354,774	$24.00

We issued new common shares for the common stock options exercised during the six months ended June 30, 2008. The intrinsic value of options exercised in the six months ended June 30, 2008 was approximately $1.8 million.

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2008:

Options outstanding					Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate Intrinsic Value	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate Intrinsic Value
$12.00-13.02	355,323	6.34	$12.07	$10,247,143	177,650	6.34	$12.07	$5,122,857
$13.47-14.50	20,000	6.58	14.11	535,925	7,500	6.57	$13.99	201,938
$20.37-28.09	99,153	7.46	22.72	1,803,635	21,562	7.45	$22.62	394,368
$33.18-41.73	584,753	8.73	39.89	595,691	148,062	8.68	39.02	279,294

	1,059,229	7.77	$28.46	$13,182,394	354,774	7.39	$24.00	$5,998,457

(d) Restricted Stock

During the six months ended June 30, 2008, certain employees were granted an aggregate of 27,859 shares of restricted stock. The grant date fair values are being expensed on a straight-line basis over the vesting period of the restricted stock, which is four years. During the six months ended June 30, 2008, certain employees were granted an aggregate of 34,822 shares of restricted stock which, in addition to a service condition, are subject to a performance condition that impacts the number of shares ultimately granted to the employee. The performance condition is based upon our achievement of fiscal year 2008 Funds From Operations per share targets. Upon evaluating the results of the performance condition, the final number of shares is determined and such shares vest based on achievement of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the original grant date and 30% vesting on each of the third and fourth anniversaries of the original grant date provided the grantee continues employment on each anniversary date.

The expense recorded for the three and six months ended June 30, 2008 related to grants of restricted stock was approximately $0.1 million and $0.2 million, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $96,000 and $117,000 for the three and six months ended June 30, 2008. Unearned compensation representing the unvested portion of the restricted stock totaled $2.1 million as of June 30, 2008. We expect to recognize this unearned compensation over the next 3.6 years on a weighted average basis.

11. Derivative Instruments

Currently, we use interest rate caps and swaps to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

As of June 30, 2008, we were a party to interest rate cap and swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. The fair value of these derivatives was $5.9 million at June 30, 2008. At December 31, 2007, the fair value of these derivatives was $2.6 million, which was based on a methodology used prior to the adoption of SFAS No. 157. The table below summarizes the terms of these interest rate swaps measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

Current Notional Amount		Strike Rate	Effective Date	Expiration Date	Fair Value at Significant Other Observable Inputs (Level 2)
$8,459		5.020	Dec. 1, 2006	Dec. 1, 2008	$(76)
26,292	(1)	4.944	Jul. 10, 2006	Apr. 10, 2011	756
17,104	(2)	3.981	May 17, 2006	Jul. 18, 2013	723
12,374	(2)	4.070	Jun. 23, 2006	Jul. 18, 2013	476
10,888	(2)	3.989	Jul. 27, 2006	Oct. 18, 2013	469
50,672	(2)	3.776	Dec. 5, 2006	Jan. 18, 2012	2,078
43,566	(2)	4.000	Dec. 20, 2006	Jan. 18, 2012	1,479

$169,355					$5,905

(1)	Translation to U.S. dollars is based on exchange rate of $1.99 to £1.00 as of June 30, 2008.

(2)	Translation to U.S. dollars is based on exchange rate of $1.58 to €1.00 as of June 30, 2008.

We do not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2008.

We purchased an interest rate cap from a financial institution with a notional amount of $97.2 million on a 1-month LIBOR based loan. Under the interest rate cap agreement, we would receive payments from the counterparty in the event 1-month LIBOR exceeds 6.00% over the term of the agreement. The interest rate cap agreement expires on June 15, 2009. The fair value of the cap was immaterial as of June 30, 2008.

As of June 30, 2008, we estimate that $1.9 million of accumulated other comprehensive income will be reclassified to earnings through a reduction to interest expense during the twelve months ending June 30, 2009, when the hedged forecasted transactions impact earnings.

12. Related Party Transactions

In April 2005, we entered into two agreements with Linc Facility Services, LLC, LFS, primarily for personnel providing operations and maintenance repairs of the mechanical, electrical, plumbing and general building service systems of five of our properties. LFS belongs to The Linc Group, which GI Partners has owned since late 2003. Richard Magnuson, our Chairman, is also the chief executive officer of the advisor to GI Partners Fund II, LLP. Our consolidated statement of operations includes amounts related to these fees of $0.2 million and $0.5 million for the three and six months ended June 30, 2007. As of December 31, 2007, all of the contracts had expired and had not been renewed.

In December 2006, we entered into ten leases with tel(x), pursuant to which tel(x) provides enhanced meet-me-room services to our customers. tel(x) was acquired by GI Partners Fund II, LLP in November 2006. Richard Magnuson, our Chairman, is also the chief executive officer of the advisor to GI Partners Fund II, LLP. Our consolidated statements of operations include rental revenues of approximately $3.7 million and $3.5 million from tel(x) for the three months ended June 30, 2008 and 2007, respectively and $7.3 million and $6.6 million for the six months ended June 30, 2008 and 2007, respectively. In connection with the lease agreements, we entered into an operating agreement with tel(x), effective as of December 1, 2006, with respect to joint sales and marketing efforts, designation of representatives to manage the national relationship between us and tel(x) and future meet-me-room facilities. Under the operating agreement, tel(x) has a sixty-day option to enter into a meet-me-room lease for certain future meet-me-room buildings acquired by us or any buildings currently owned by us that are converted into a meet-me-room building.

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

13. Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 260,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013. We made a payment of approximately $17,000 to the seller during the six months ended June 30, 2008. No payments were made in 2007. We have recorded no liability for this contingent liability on our balance sheet at June 30, 2008.

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other liabilities include $1.5 million for this liability as of June 30, 2008 and December 31, 2007, respectively. During the six months ended June 30, 2008 and 2007, we paid approximately $0.2 million and $0.1 million, respectively, to the seller.

As part of the acquisition of Naritaweg 52 in December 2007, we entered into an agreement with the seller whereby the seller is entitled to receive up to 50% of the gain on sale of the property if the property is sold within 12 months (50% of gain) or 24 months (25% of gain) from the date of purchase to an unaffiliated buyer.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At June 30, 2008, we had construction contracts related open commitments of $70.9 million, excluding approximately $65.9 million of the obligations for which third parties are obligated to reimburse us.

14. Tenant leases

Revenues recognized from Savvis Communications comprised approximately 11.5% and 12.3% of total operating revenues, for the three months ended June 30, 2008 and 2007, respectively and 11.5% and 12.3% of total operating revenues, for the six months ended June 30, 2007 and 2006, respectively. Other than noted here, for the three and six months ended June 30, 2008 and 2007 no single tenant comprised more than 10% of total operating revenues.

15. Subsequent Events

On July 18, 2008, we completed the refinancing of 3 Corporate Place in Piscataway, New Jersey. The new interest-only loan for $80.0 million bears interest at 6.72% per year, matures on August 1, 2011 and is subject to two one-year extensions upon the satisfaction of certain conditions. The $70.0 million construction loan was terminated on June 12, 2008. We used the net proceeds to temporarily repay borrowings under our revolving credit facility.

On July 21, 2008, we completed an offering of 5,750,000 shares of common stock for total net proceeds, after underwriting discounts and estimated expenses, of $211.6 million, including the proceeds from the exercise of the underwriters’ over-allotment option. We used the net proceeds from the offering to temporarily repay borrowings under our revolving credit facility.

On July 24, 2008, we closed on the $200.0 million Prudential Shelf Facility (the Shelf Facility). The three-year uncommitted, multi-currency facility provides for draws, from time to time, subject to agreement with Prudential on the applicable interest rate and satisfaction of other conditions, with an average life and final maturity of up to seven years and ten years, respectively. Concurrent with the close of the Shelf Facility, we made an initial draw of $25.0 million with an interest-only rate of 7.00% per annum and a three-year maturity. We intend to use the proceeds of the initial notes and any additional notes to acquire properties, to fund development and redevelopment activities and for general corporate purposes.

On July 25, 2008, an additional $25.0 million commitment was closed on the Revolving Credit Facility, increasing total commitments from $650.0 million to $675.0 million.

On August 4, 2008, our board of directors approved amendments to the outperformance award agreements that we entered into with our executive officers in 2005. Effective September 30, 2008, all of the Class C Units granted pursuant to the outperformance award agreements that satisfy the market condition (as set forth in the award agreements) shall be fully vested as of that date. Prior to the amendment, 60 percent of the Class C Units that satisfy the market condition would have vested on September 30, 2008, with the remaining 40 percent of such Class C Units vesting ratably each month for 24 months.

On August 4, 2008, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit.

Share Class	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Common stock and common unit
Dividend and distribution amount	$0.531250	$0.492188	$0.273438	$0.343750	$0.310000
Dividend and distribution payable date	September 30, 2008	September 30, 2008	September 30, 2008	September 30, 2008	September 30, 2008
Dividend payable to shareholders of record on	September 15, 2008	September 15, 2008	September 15, 2008	September 15, 2008	September 15, 2008
Annual equivalent rate of dividend and distribution	$2.125	$1.969	$1.094	$1.375	$1.240

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, portfolio performance, acquisition and capital expenditure plans and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all).

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2007 and our quarterly report on Form 10-Q for the quarter ended March 31, 2008. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

As of June 30, 2008, we owned an aggregate of 74 technology-related real estate properties, excluding one property held as an investment in an unconsolidated joint venture, with 12.9 million rentable square feet including approximately 1.9 million square feet of space held for redevelopment. At June 30, 2008, approximately 456,000 square feet of our space held for redevelopment was under construction for Turn-Key Datacenter™, build-to-suit datacenter and Powered Base Building™ space in eight U.S. and European markets.

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

We may acquire properties subject to existing mortgage financing and other indebtedness or new indebtedness may be incurred in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any dividends with respect to our common stock and our preferred stock. We currently intend to limit our indebtedness to 60% of our total market capitalization and, based on the closing price of our common stock on June 30, 2008 of $40.91, our ratio of debt to total market capitalization was approximately 27% as of June 30, 2008. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us (with the per unit value equal to the market value of one share of our common stock and excluding long-term incentive units and Class C units), plus the book value of our total consolidated indebtedness.

Revenue Base. As of June 30, 2008, we owned 74 properties through our Operating Partnership, excluding one property held as an investment in an unconsolidated joint venture. These properties are mainly located throughout the U.S., with 13 properties located in Europe and one property in Canada. We acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties Acquired (1)	Net Rentable Square Feet Acquired (2)	Square Feet of Space Held for Redevelopment as of June 30, 2008 (3)
2002	5	1,125,292	19,890
2003	6	878,861	179,499
2004	10	2,638,119	48,350
2005	20	3,254,893	255,404
2006	16	1,914,538	307,060
2007	13	1,128,226	646,334
Six months ended June 30, 2008	4	38,016	416,582

Properties owned as of June 30, 2008	74	10,977,945	1,873,119

(1)	Excludes properties sold in 2007 and 2006: 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006.

(2)	Excludes space held for redevelopment.

(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space. The amounts included in this table represent redevelopment space as of June 30, 2008 in the properties acquired during the relevant period.

As of June 30, 2008, the properties in our portfolio were approximately 95.2% leased excluding 1.9 million square feet held for redevelopment. Due to the capital intensive and long term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of June 30, 2008, our original average lease term was in excess of 13 years, with an average of seven years remaining. The majority of our leasing since the completion of our initial public offering in November 2004 has been at lease terms shorter than 12 years. Our lease expirations through December 31, 2009 are 6.5% of net rentable square feet excluding space held for redevelopment as of June 30, 2008. Operating revenues from properties outside the United States were $11.5 million and $7.8 million for the three months ended June 30, 2008 and 2007, respectively and $22.3 million and $15.2 million for the six months ended June 30, 2008 and 2007, respectively.

Factors Which May Influence Future Results of Operations

Rental income. The amount of rental income generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 1.9 million square feet held for redevelopment, as of June 30, 2008, the occupancy rate in the properties in our portfolio was approximately 95.2% of our net rentable square feet.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 11.0 million net rentable square feet, excluding redevelopment space, at June 30, 2008 is approximately 240,000 net rentable square feet of space with extensive datacenter improvements that is currently, or will shortly be, available for lease. Since our IPO, we have leased approximately 1,391,000 square feet of similar space. These Turn-Key Datacenters™ are effective solutions for tenants who lack the expertise or capital budget to provide their own extensive datacenter infrastructure and security. As experts in datacenter construction and operations we are able to lease space to these tenants at a significant premium over other uses. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

In addition, as of June 30, 2008, we had approximately 1.9 million square feet of redevelopment space, or approximately 15% of the total space in our portfolio, including nine vacant properties comprising approximately 1,012,000 square feet. Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use, and in addition, we may require additional time or encounter delays in securing tenants for redevelopment space. We will require additional capital to finance our redevelopment activities, which may not be available or may not be available on terms acceptable to us. Our ability to grow earnings depends in part on our ability to redevelop space and lease redevelopment space at favorable rates, which we may not be able to obtain. We intend to purchase additional vacant properties and properties with vacant redevelopment space in the future.

Economic downturns or regional downturns affecting our submarkets or downturns in the technology-related real estate industry that impair our ability to lease or renew or re-lease space, otherwise reduce returns on our investments or the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. As of June 30, 2008, we had no material tenants in bankruptcy.

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 0.5 million square feet of available space in our portfolio, which excludes approximately 1.9 million square feet available for redevelopment as of June 30, 2008, leases representing approximately 2.1% and 4.4% of the net rentable square footage of our portfolio are scheduled to expire during the periods ending December 31, 2008 and 2009, respectively.

Market concentration. We depend on the market for technology based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of June 30, 2008 our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of 6/30/08 total annualized rent (1)
Silicon Valley	15.2%
Chicago	13.6%
New York	10.9%
Dallas	10.0%
San Francisco	6.7%
Phoenix	6.4%
Los Angeles	6.0%
Northern Virginia	4.8%
Other	26.4%

100.0%

(1)	Annualized rent is monthly contractual rent under existing leases as of June 30, 2008 multiplied by 12.

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

Interest Rates. As of June 30, 2008, we had approximately $560.2 million of variable rate debt, of which approximately $266.7 million was mortgage debt subject to interest rate cap or swap agreements, and $287.8 million was outstanding on our revolving credit facility. Liquidity traditionally provided by collateralized debt obligations has significantly decreased as a result of the continuing impact of the sub-prime mortgage crisis. The affects on commercial real estate mortgages include: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense as well as fixed charges and negatively affect our financial condition and results of operations, and reduce our access to capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or make the cash dividends to our stockholders necessary to maintain our qualification as a REIT.

Demand for Datacenter Space. Our portfolio of properties consists primarily of technology-related real estate, and datacenter real estate in particular. A decrease in the demand for datacenter space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. Our substantial redevelopment activities make us particularly susceptible to general economic slowdowns, including recessions, as well as adverse developments in the corporate datacenter, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for datacenter space. Reduced demand could also result from business relocations, including to markets that we do not currently serve such as Asia. Changes in industry practice or in technology, such as virtualization technology, more efficient computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical datacenter space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the three and six months ended June 30, 2008 and 2007. A summary of our operating results from continuing operations for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Statement of Operations Data:
Total operating revenues	$123,776	$95,583	$238,323	$184,550
Total operating expenses	(95,647)	(73,042)	(184,973)	(140,044)

Operating income	28,129	22,541	53,350	44,506
Other expenses, net	(13,883)	(14,516)	(27,702)	(30,052)

Income from continuing operations before minority interests	$14,246	$8,025	$25,648	$14,454

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of such growth, a period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (same store properties are properties that were owned and operated for the entire current year and the entire immediate preceding year). The following table identifies each of the properties in our portfolio acquired from January 1, 2007 through June 30, 2008.

Acquired Properties		Acquisition Date	Redevelopment Space as of June 30, 2008 (1)	Net Rentable Square Feet Excluding Redevelopment Space	Square Feet including Redevelopment Space	Occupancy Rate as of June 30, 2008 (2)
As of December 31, 2006 (57 properties)			810,203	9,811,703	10,621,906	95.1%
Year Ended December 31, 2007
21110 Ridgetop Circle		Jan-07	—	135,513	135,513	100.0
3011 LaFayette Street		Jan-07	—	90,780	90,780	100.0
44470 Chillum Place		Feb-07	—	95,440	95,440	100.0
43791 Devon Shafron Drive	(3)	Mar-07	135,000	—	135,000	—
43831 Devon Shafron Drive	(3)	Mar-07	—	117,071	117,071	100.0
43881 Devon Shafron Drive	(3)	Mar-07	64,138	115,862	180,000	73.4
Mundells Roundabout	(4)	Apr-07	113,464	—	113,464	—
210 N Tucker Boulevard		Aug-07	62,000	139,588	201,588	95.0
900 Walnut Street		Aug-07	—	112,266	112,266	93.5
1 Savvis Parkway		Aug-07	—	156,000	156,000	100.0
Clonshaugh Industrial Estate (Land)	(5)	Sep-07	124,500	—	124,500	—
1500 Space Park Drive	(6)	Sep-07	—	51,615	51,615	100.0
Cressex 1		Dec-07	50,848	—	50,848	—
Naritaweg 52		Dec-07	—	63,260	63,260	100.0
1 St. Anne’s Boulevard	(7)	Dec-07	—	20,219	20,219	100.0
2 St. Anne’s Boulevard	(7)	Dec-07	—	30,612	30,612	100.0
3 St. Anne’s Boulevard	(7)	Dec-07	96,384	—	96,384	—

Subtotal			646,334	1,128,226	1,774,560	96.0%
Six Months Ended June 30, 2008
365 South Randolphville Road		Feb-08	264,792	—	264,792	—
650 Randolph Road		Jun-08	127,790	—	127,790	—
1201 Comstock Street	(6)	Jun-08	24,000	—	24,000	—
Manchester Technopark Plot C1, Birley Fields		Jun-08	—	38,016	38,016	100.0

Subtotal			416,582	38,016	454,598	100.0%

Total			1,873,119	10,977,945	12,851,064	95.2%

(1)	Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space.

(2)	Occupancy rates exclude redevelopment space.

(3)	The three buildings at Devin Shafron Drive are considered one property for our property count.

(4)	Land parcel held for development.

(5)	Building completed and placed into service in September 2007 on a land parcel acquired in 2006.

(6)	We acquired a 50 % controlling interest in a joint venture that owns the building.

(7)	The three buildings at St. Anne’s Boulevard are considered one property for our property count.

Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007 and the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007

Portfolio

As of June 30, 2008, our portfolio consisted of 74 properties, excluding one property held as an investment in an unconsolidated joint venture with an aggregate of 12.9 million net rentable square feet including 1.9 million square feet held for redevelopment compared to a portfolio consisting of 62 properties (excluding three properties which we sold in 2006 and 2007 and which are presented as discontinued operations in the accompanying consolidated statements of operations), with an aggregate of 11.4 million net rentable square feet including 1.7 million square feet held for redevelopment as of June 30, 2007. The increase in our portfolio reflects the acquisition of 12 properties in the twelve months ended June 30, 2008.

Operating revenues

Operating revenues during the three and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Rental	$97,966	$78,705	$19,261	$190,712	$151,993	$38,719
Tenant reimbursements	25,698	16,631	9,067	47,485	32,310	15,175
Other	112	247	(135)	126	247	(121)

Total operating revenues	$123,776	$95,583	$28,193	$238,323	$184,550	$53,773

As shown by the same store and new properties table shown below, the increases in rental revenues and tenant reimbursement revenues in the periods ended June 30, 2008 compared to the same periods in 2007 were primarily due to new leasing at our same store properties and our acquisition of properties. We acquired 12 properties during the twelve months ended June 30, 2008.

The following table shows operating revenues for new properties (properties that were not owned for each of the full six months ended June 30, 2008 and 2007) and same store properties (all other properties) (in thousands):

	Same Store Three Months Ended June 30,			New Properties Three Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Rental	$85,800	$74,416	$11,384	$12,166	$4,289	$7,877
Tenant reimbursements	23,512	16,490	7,022	2,186	141	2,045
Other	113	247	(134)	(1)	—	(1)

Total operating revenues	$109,425	$91,153	$18,272	$14,351	$4,430	$9,921

	Same Store Six Months Ended June 30,			New Properties Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Rental	$169,454	$146,871	$22,583	$21,258	$5,122	$16,136
Tenant reimbursements	44,364	32,113	12,251	3,121	197	2,924
Other	126	247	(121)	—	—	—

Total operating revenues	$213,944	$179,231	$34,713	$24,379	$5,319	$19,060

Same store rental revenues increased in the three and six months ended June 30, 2008 compared to the same period in 2007 primarily as a result of new leases at our properties during the twelve months ended June 30, 2008 due to strong demand for datacenter space, the largest of which was for space in 3 Corporate Place, 350 East Cermak Road, 4025 Midway Road, 115 Second Avenue, 200 Paul Avenue 1-4, 115 Second Avenue and 600 West Seventh Street. Rental revenue included amounts earned from leases with tel(x), a related party, of approximately $3.7 million and $3.5 million for the three months ended June 30, 2008 and 2007, respectively and $7.3 million and $6.6 million for the six months ended June 30, 2008 and 2007, respectively. Same store tenant reimbursement revenues increased in both the three and six months ended June 30, 2008 as compared to the same periods in 2007 primarily as a result of new leasing and higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 350 East Cermak Road, 3 Corporate Place, 200 Paul Avenue 1-4, Unit 9, Blanchardstown Corporate Park and 600 West Seventh Street.

New property increases were caused by properties acquired during the period from January 1, 2007 to June 30, 2008. For the three and six months ended June 30, 2008, 3011 Lafayette Street, 900 Walnut Street, Devin Shafron properties (3 buildings) and 210 N. Tucker Boulevard contributed $6.9 million, or approximately 69% and $11.2, or approximately 59% of the total new properties increase in revenues compared to the same periods in 2007.

Operating Expenses and Interest Expense

Operating expenses and interest expense during the three and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Rental property operating and maintenance	$36,396	$23,865	$12,531	$67,960	$45,104	$22,856
Property taxes	8,522	7,342	1,180	16,646	14,882	1,764
Insurance	1,198	1,419	(221)	2,403	2,845	(442)
Depreciation and amortization	39,570	31,832	7,738	78,707	61,231	17,476
General and administrative	9,823	8,456	1,367	18,668	15,666	3,002
Other	138	128	10	589	316	273

Total operating expenses	$95,647	$73,042	$22,605	$184,973	$140,044	$44,929

Interest expense	$14,281	$15,264	$(983)	$28,913	$31,858	$(2,945)

As shown in the same store expense and new properties table below, total expenses in the three and six months ended June 30, 2008 increased compared to the same period in 2007 primarily as a result of higher same store utility and maintenance costs, increased depreciation as additional development projects were placed into service and acquisition of properties.

The following table shows expenses for new properties (properties that were not owned for each of the full six months ended June 30, 2008 and 2007) and same store properties (all other properties) (in thousands):

	Same Store Three Months Ended June 30,			New Properties Three Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Rental property operating and maintenance	$31,318	$22,895	$8,423	$5,078	$970	$4,108
Property taxes	7,734	7,200	534	788	142	646
Insurance	1,134	1,406	(272)	64	13	51
Depreciation and amortization	34,819	30,023	4,796	4,751	1,809	2,942
General and administrative (1)	9,823	8,456	1,367	—	—	—
Other	131	128	3	7	—	7

Total operating expenses	$84,959	$70,108	$14,851	$10,688	$2,934	$7,754

Interest expense	$13,779	$13,725	$54	$502	$1,539	$(1,037)

	Same Store Six Months Ended June 30,			New Properties Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Rental property operating and maintenance	$58,333	$43,404	$14,929	$9,627	$1,700	$7,927
Property taxes	15,369	14,644	725	1,277	238	1,039
Insurance	2,274	2,820	(546)	129	25	104
Depreciation and amortization	69,774	59,026	10,748	8,933	2,205	6,728
General and administrative (1)	18,668	15,666	3,002	—	—	—
Other	512	316	196	77	—	77

Total operating expenses	$164,930	$135,876	$29,054	$20,043	$4,168	$15,875

Interest expense	$27,502	$26,503	$999	$1,411	$5,355	$(3,944)

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.

Same store rental property operating and maintenance expenses increased in the three and six months ended June 30, 2008 compared to the same period in 2007 primarily as a result of higher utility rates in several of our properties leading to higher utility expense in 2008. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $2.9 million and $1.3 million in the three months ended June 30, 2008 and 2007, respectively and $5.5 million and $1.9 million in the six months ended June 30, 2008 and 2007, respectively.

Same store depreciation and amortization expense increased in the three and six months ended June 30, 2008 compared to the same periods in 2007, principally because of depreciation of redevelopment projects that were placed into service in the final six months of 2007 and during 2008.

General and administrative expenses for the three and six months ended June 30, 2008 increased compared to the same periods in 2007 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher insurance, professional fees and marketing expenses.

Same store interest expense increased for the three and six months ended June 30, 2008 as compared to the same period in 2007 primarily as a result of higher average outstanding debt balances during 2008 compared to 2007 due to financings on 2045 & 2055 LaFayette Street and 150 South First Street. Interest incurred on our revolving credit facility and senior exchangeable debentures is allocated entirely to new properties in the table above. During the three months ended June 30, 2008 and 2007, we capitalized interest of approximately $4.5 million and $2.8 million, respectively, and for the six months ended June 30, 2007 and 2006, we capitalized interest of approximately $8.9 million and $4.3 million, respectively.

New property increases were caused by properties acquired during the period from January 1, 2007 to June 30, 2008. For the three and six months ended June 30, 2008, 3011 Lafayette Street, 900 Walnut Street and 210 N. Tucker Boulevard contributed $4.2 million, or approximately 54%, and $6.8 million, or approximately 43% of the total new properties increase in total operating expenses compared to the same period in 2007.

Minority Interests

Minority interests has decreased for the three and six months ended June 30, 2008 as compared to the same periods in 2007 primarily as a result of the weighted average minority ownership percentage decreasing from approximately 11% for the three months ended June 30, 2007 to approximately 9% for the three months ended June 30, 2008 and decreasing from approximately 14% for the six months ended June 30, 2007 to approximately 9% for the six months ended June 30, 2008.

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

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

As of June 30, 2008, we had $19.8 million of cash and cash equivalents, excluding $36.9 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements and leasing deposits.

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

As of June 30, 2008 our revolving credit facility had a total capacity of $650.0 million and matures in August 2010, subject to two one-year extension options exercisable by us. As of June 30, 2008, borrowings under the revolving credit facility bore interest at a blended rate of 3.59% (US dollar), 5.59% (Euro) and 6.61% (British Pound Sterling), which is based on 1-month LIBOR, 1-month EURIBOR and 1-month GBP LIBOR, respectively, plus a margin of 1.10%. The margin can range from 1.10% to 2.00%, depending on our Operating Partnership’s total leverage ratio. The revolving credit facility has a $450.0 million sub-facility for multicurrency advances in British Pounds Sterling, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, to fund tenant improvements and capital expenditures, fund development and redevelopment activities, finance the acquisition of additional properties and provide for working capital and other corporate purposes. As of June 30, 2008, approximately $287.8 million was drawn under this facility, and $10.1 million of letters of credit were issued, leaving $352.0 million available for use. On July 25, 2008, an additional $25.0 million commitment was closed on the Revolving Credit Facility, increasing total commitments from $650.0 million to $675.0 million.

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

On July 18, 2008, we completed the refinancing of 3 Corporate Place in Piscataway, New Jersey. The new interest-only loan for $80.0 million bears interest at 6.72% per year, matures on August 1, 2011 and is subject to two one-year extensions upon the satisfaction of certain conditions. The $70.0 million construction loan was terminated on June 12, 2008.

On July 21, 2008, we completed an offering of 5,750,000 shares of common stock for total net proceeds, after underwriting discounts and estimated expenses, of $211.6 million, including the proceeds from the exercise of the underwriters’ over-allotment option. We used the net proceeds from the offering to temporarily repay borrowings under our credit facility.

On July 24, 2008, we closed on the $200.0 million Prudential Shelf Facility (the Shelf Facility). The three-year uncommitted, multi-currency facility provides for draws, from time to time, subject to agreement with Prudential on the applicable interest rate and satisfaction of other conditions, with an average life and final maturity of up to seven years and ten years, respectively. Concurrent with the close of the Shelf Facility, we made an initial draw of $25.0 million with an interest-only rate of 7.00% per annum and a three-year maturity. We intend to use the proceeds of the initial notes and any additional notes to acquire properties, to fund development and redevelopment activities and for general corporate purposes.

Properties acquired in 2008

During the six months ended June 30, 2008 we acquired the following properties:

Location	Metropolitan Area	Date Acquired	Purchase Price (in millions) (1)
365 South Randolphville Road	New York	February 14, 2008	$20.4
701 & 717 Leonard Street (2)	Dallas	May 13, 2008	12.1
650 Randolph Road	New York	June 13, 2008	10.9
Manchester Technopark Plot C1, Birley Fields	Manchester	June 20, 2008	24.7
1201 Comstock Street (3)	Silicon Valley	June 30, 2008	1.9

			$70.0

(1)	Includes closing costs.

(2)	Acquisition of a parking garage adjacent to one of our properties in Dallas, Texas. The parking garage is not included in our property count.

(3)	Represents the amount to acquire a 50% interest in a joint venture that owns this above building. Since we control the joint venture, we have consolidated the joint venture in the accompanying consolidated financial statements. Upon consolidation, we included total assets of $3.8 million and minority interest of $1.9 million.

We financed the purchase of these properties with borrowings under our revolving credit facility.

Construction

As of June 30, 2008 and December 31, 2007, work in progress, including the proportionate land and property costs related to current construction projects amounted to $364.2 million and $494.5 million, respectively. In addition, our redevelopment program includes the proportionate land and building costs related to other targeted projects in the amount of $85.8 million and $100.0 million as of June 30, 2008 and December 31, 2007, respectively. Work in progress related to non-redevelopment projects, primarily tenant and building improvements, amounted to $11.3 million and $7.1 million as of June 30, 2008 and December 31, 2007, respectively.

Future uses of cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of June 30, 2008, we had approximately 1.9 million square feet of redevelopment space and we also owned approximately 240,000 net rentable square feet of datacenter space with extensive installed tenant improvements that we may subdivide for Turn-Key Datacenter™ use during the next two years rather than lease such space to large single tenants. Turn-Key Datacenter™ space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Datacenter™ space, we expect to incur significant tenant improvement costs to build out and redevelop these spaces. At June 30, 2008, approximately 456,000 square feet of our space held for redevelopment was under construction for Turn-Key Datacenter™, build-to-suit datacenter and Powered Base Building™ space in eight U.S. and European markets. At June 30, 2008, we had commitments under construction contracts for approximately $70.9 million, excluding approximately $65.9 million of the obligations for which third parties are obligated to reimburse us. We currently expect to incur $600.0 million of capital expenditures for our redevelopment program during the year ended December 31, 2008 although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

We are also subject to the commitments discussed below under “Commitments and Contingencies” and Off-Balance Sheet Arrangements, and Distributions as described below.

Consistent with our growth strategy, we actively pursue opportunities for potential acquisitions, with due diligence and negotiations often at different stages at different times. Year-to-date, we have acquired five properties for $70.0 million. We currently expect total acquisitions for the full year in the range of $115 million to $180 million, though this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results, availability of debt or equity capital or based on acquisition opportunities.

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

Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 260,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013. We made a payment of approximately $17,000 to the seller during the six months ended June 30, 2008. No payments were made in 2007. We have recorded no liability for this contingent liability on our balance sheet at June 30, 2008.

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other liabilities include $1.5 million for this liability as of June 30, 2008 and December 31, 2007, respectively. During the six months ended June 30, 2008 and 2007, we paid approximately $0.2 million and $0.1 million, respectively, to the seller.

As of June 30, 2008, we were a party to interest rate cap and swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt, as of June 30, 2008 (in millions):

Debt Summary:
Fixed rate	$801.0
Variable rate—hedged by interest rate swaps	169.4

Total fixed rate	970.4
Variable rate(1)	390.8

Total	$1,361.2

Percent of Total Debt:
Fixed rate (including swapped debt)	71.3%
Variable rate	28.7%

Total	100.0%

Effective Interest Rate as of June 30, 2008(2) :
Fixed rate (including swapped debt)	5.52%
Variable rate	4.68%
Effective interest rate	5.28%

(1)	We have a LIBOR interest rate cap with a notional amount of $97.2 million, that is not designated as a hedge. The interest rate cap agreement effectively caps interest payments from exceeding 6.00% plus the spread.

(2)	Excludes impact of deferred financing cost amortization.

As of June 30, 2008, we had approximately $1.4 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total market capitalization was approximately 27% (based on the closing price of our common stock on June 30, 2008 of $40.91). For this purpose, our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us (with the per unit value equal to the market value of one share of our common stock and excluding long-term incentive units and Class C units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various LIBOR, GBP LIBOR and EURIBOR rates ranging from one to twelve months, depending on the respective agreement governing the debt. Assuming maturity of our exchangeable senior debentures at their first redemption date in August 2011, as of June 30, 2008, our debt had a weighted average term to initial maturity of approximately 4.8 years (approximately 5.3 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of June 30, 2008, we were a party to interest rate cap agreements in connection with debt and interest rate swap agreements related to $169.4 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

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

Comparison of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007

The following table shows cash flows and ending cash and cash equivalent balances for the six months ended June 30, 2008 and 2007, respectively (in thousands):

	Six Months Ended June 30,
	2008	2007	Change
Net cash provided by operating activities (including discontinued operations)	$73,354	$56,465	$16,889
Net cash used in investing activities	(322,084)	(201,054)	(121,030)
Net cash provided by financing activities	237,142	170,342	66,800

Net increase in cash and cash equivalents	$(11,588)	$25,753	$(37,341)

The increase in net cash provided by operating activities was primarily due to increased cash flows from new leasing at our same store properties and our acquisition of new operating properties during the twelve months ended June 30, 2008. Net cash used in investing activities increased for the six months ended June 30, 2008, as we had an increase in cash payments for our redevelopment program offset by cash paid for acquisitions for the six months ended June 30, 2008 ($68.6 million) as compared to the same period in 2007 ($192.8 million). The higher use of cash for acquisitions in 2007 more than offset the receipt of proceeds from the sales of 100 Technology Center Drive and 4055 Valley View Lane in March 2007.

Net cash flows from financing activities consisted of the following amounts (in thousands):

	Six Months Ended June 30,
	2008	2007	Change
Net proceeds from borrowings	$(18,900)	$44,788	$(63,688)
Net proceeds from issuance of common/preferred stock, including exercise of stock options	335,524	169,958	165,566
Dividend and distribution payments	(85,567)	(42,272)	(43,295)
Other	6,085	(2,132)	8,217

Net cash provided by financing activities	$237,142	$170,342	$66,800

The change in net borrowings for the six months ended June 30, 2008 as compared to the same period in 2007 was a result of repayments on the revolving credit facility from proceeds from issuance of our preferred stock (net proceeds of $334.1 million in February 2008 as compared to $169.6 million in April 2007) offset by proceeds from mortgage loans in 2007 for 2045 & 2055 Lafayette Street ($68.0 million) and 150 South First Street ($53.3 million). The increase in dividend and distribution payments for the six months ended June 30, 2008 as compared to the same period in 2007 was a result of the second quarter 2008 common dividend being paid as of June 30, 2008 but the second quarter 2007 common dividend and distribution declared was accrued and unpaid as of June 30, 2007, an increase in shares outstanding in 2008 as compared to 2007 and dividends on our series D preferred stock paid as of June 30, 2008, whereas this series of preferred stock was not outstanding as of June 30, 2007.

Minority interest

Minority interests relate to the interests in the Operating Partnership that are not owned by us, which, as of June 30, 2008, amounted to 8.6% of the Operating Partnership common units. In conjunction with our formation, GI Partners received common units, in exchange for contributing ownership interests in properties to the Operating Partnership. Also in connection with acquiring real estate interests owned by third parties, the Operating Partnership issued common units to those sellers.

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

In May 2008, the FASB issued Staff Position Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that have a “net settlement feature” permitting settlement partially or fully in cash upon conversion. The guidance requires issuers of such convertible debt securities to separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible, unsecured debt borrowing rate. The FSP requires bifurcation of a component of the debt into equity, representative of the approximate fair value of the conversion feature at inception, and the amortization of the resulting debt discount to interest expense in the condensed consolidated statement of operations. We are in the process of assessing the impact of FSP APB 14-1. The non-cash interest recognized will gradually increase over time using the effective interest method. FSP APB 14-1 will become effective beginning in the first quarter of 2009 and is required to be applied retrospectively with early adoption prohibited.

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

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of June 30, 2008, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$801.0	$809.8
Variable rate debt subject to interest rate swaps	169.4	172.0

Total fixed rate debt (including interest rate swaps)	970.4	981.8
Variable rate debt	390.8	390.8

Total outstanding debt	$1,361.2	$1,372.6

Interest rate swaps included in this table and their fair values as of June 30, 2008 were as follows (in thousands):

Current Notional Amount		Strike Rate	Effective Date	Expiration Date	Fair Value at Significant Other Observable Inputs (Level 2)
$8,459		5.020	Dec. 1, 2006	Dec. 1, 2008	$(76)
26,292	(1)	4.944	Jul. 10, 2006	Apr. 10, 2011	756
17,104	(2)	3.981	May 17, 2006	Jul. 18, 2013	723
12,374	(2)	4.070	Jun. 23, 2006	Jul. 18, 2013	476
10,888	(2)	3.989	Jul. 27, 2006	Oct. 18, 2013	469
50,672	(2)	3.776	Dec. 5, 2006	Jan. 18, 2012	2,078
43,566	(2)	4.000	Dec. 20, 2006	Jan. 18, 2012	1,479

$169,355					$5,905

(1)	Translation to U.S. dollars is based on exchange rate of $1.99 to £1.00 as of June 30, 2008.

(2)	Translation to U.S. dollars is based on exchange rate of $1.58 to €1.00 as of June 30, 2008.

We purchased an interest rate cap from a financial institution with a notional amount of $97.2 million on a LIBOR based loan. Under the interest rate cap agreement, we would receive payments from the counterparty in the event LIBOR exceeds 6.00% over the term of the agreement. The interest rate cap agreement expires on June 15, 2009. The fair value of the cap was immaterial as of June 30, 2008.

Sensitivity to changes in interest rates.

The following table shows the effect if assumed changes in interest rates occurred:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	43	$2.1
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(43)	(2.2)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	43	1.7
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	(43)	(1.7)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(43)	13.4
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	43	(12.6)

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

Foreign currency forward exchange risk

As of June 30, 2008, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland and Canada and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British Pound, Euro and the Swiss Franc, except for our Canadian property for which the functional currency is the U.S. dollar. For these currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. For the three and six months ended June 30, 2008, operating revenues from properties outside the United States contributed $11.5 million and $22.3 million, respectively, which represented 9.3% and 9.4% of our operating revenues, respectively. Due to the decline in value of the U.S. dollar relative to the British Pound Sterling and Euro, should we substantially liquidate these foreign subsidiaries, a significant positive impact on our earnings in the periods in which the liquidation occurs would result.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 – Legal Proceedings.

None.

ITEM 1A – Risk factors.

See our risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3 – Defaults Upon Senior Securities.

None.

ITEM 4 – Submission of Matters to a Vote of Security Holders.

On May 5, 2008, the Company held its Annual Meeting of Stockholders. The following resolutions were passed:

•	Election of the following six individuals as directors of the Company for a one-year term, which will expire at the 2009 Annual Meeting of Stockholders:

Nominee	Votes For	Votes Withheld
Richard A. Magnuson	57,669,040	458,527
Michael F. Foust	58,109,663	17,904
Laurence A. Chapman	58,109,968	17,599
Kathleen Earley	56,645,252	1,482,315
Ruann F. Ernst, Ph.D.	58,105,787	21,780
Dennis E. Singleton	58,107,838	19,729

•

Ratification of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008. This resolution was passed with 58,101,194 votes for, 15,527 votes against and 10,843 abstentions.

ITEM 5 – Other Information.

(a)

Employment Agreements

On August 7, 2008, we entered into new employment agreements with each of Richard A. Magnuson, Chairman of our Board of Directors, Michael F. Foust, our Chief Executive Officer, A. William Stein, our Chief Financial Officer and Chief Investment Officer and Christopher J. Crosby, Jr., our Senior Vice President, Sales and Technical Services. Copies of the employment agreements with Messrs. Magnuson, Foust, Stein and Crosby will be filed as exhibits to our quarterly report on Form 10-Q for the quarter ending September 30, 2008.

The employment agreements have terms ending on the third anniversary of the effective date. If the respective employment agreement is not terminated by us or by the executive with 60 days written notice prior to the end of the initial term, the term automatically extends for one additional year at the end of the initial term, and on each subsequent anniversary. Under his employment agreement, Mr. Magnuson has agreed to waive his right to receive all cash compensation payable to him for serving as a member of our Board of Directors.

The employment agreements provide for (i) an annual base salary of $208,000 for Mr. Magnuson, $546,000 for Mr. Foust, $374,400 for Mr. Stein and $260,000 for Mr. Crosby, subject to increase in accordance with our policies in effect from time to time, (ii) eligibility for an annual cash performance bonus under our incentive bonus plan based on the satisfaction of performance criteria established in accordance with the terms of such plan, and with respect to Messrs. Foust, Stein and Crosby, (iii) eligibility to participate in all incentive, savings and retirement plans, practices, policies and programs maintained by us which are applicable to other similarly-situated executives, and (iv) medical and other group welfare plan coverage and fringe benefits provided to similarly-situated executives.

Target and maximum annual bonuses for Mr. Magnuson are initially 150% and 200%, respectively, of his base salary. Target and maximum annual bonuses for Mr. Foust are initially 100% and 150%, respectively, of his base salary. Target and maximum annual bonuses for Mr. Stein are initially 75% and 100%, respectively, of his base salary. Target annual bonus for Mr. Crosby is initially 50% of his base salary plus 0.25% of leases signed, based on their contract value, up to a cap of $300,000.

Mr. Magnuson’s employment agreement provides that if he is terminated (i) by us without “cause,” (ii) by Mr. Magnuson for “good reason” (each as defined in Mr. Magnuson’s employment agreement) or, (iii) by Mr. Magnuson for any reason on or within 30 days after the six month anniversary of a “change in control” (as defined in the First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan, the “2004 Incentive Award Plan”), then, subject to Mr. Magnuson’s execution and non-revocation of a general release of claims, he will be entitled to a lump-sum termination payment within 30 days after the date of such termination in an amount equal to the sum of (a) three times the sum of his then-current annual base salary plus his target annual bonus for the fiscal year in which the termination date occurs, (b) the prorated portion of the target annual bonus for the partial fiscal year in which the termination date occurs (the “stub year bonus”), and (c) if the termination occurs after a fiscal year-end but before annual bonuses are paid or determined for such preceding fiscal year, an amount equal to such unpaid bonus, if determined, or the target bonus (the “prior year bonus”), if any. In addition, all outstanding unvested stock options and other equity-based awards held by Mr. Magnuson, other than any equity award that is subject to performance-based vesting (including unvested Class C Units of the Operating Partnership), shall become fully vested and exercisable. With respect to any outstanding unvested stock options and other equity-based awards subject to performance-based vesting (including unvested Class C Units of the Operating Partnership), Mr. Magnuson will continue to be deemed a “service provider” under the applicable award agreements until all such awards that ultimately satisfy the performance conditions, if any, vest.

Mr. Foust’s employment agreement provides that if his employment is terminated (i) by us without “cause,” (ii) by Mr. Foust for “good reason” (each as defined in Mr. Foust’s employment agreement) or, (iii) by Mr. Foust for any reason on or within 30 days after the six month anniversary of a “change in control” (as defined in the 2004 Incentive Award Plan), then, subject to Mr. Foust’s execution and non-revocation of a general release of claims, he will be entitled to a lump-sum termination payment within 30 days after the date of such termination in an amount equal to the sum of (a) three times the sum of his then-current annual base salary plus his maximum annual bonus for the fiscal year in which the termination date occurs, (b) the prorated portion of 150% of his then-current annual base salary for the partial fiscal year in which the termination date occurs (the “stub year bonus”), and (c) if the termination occurs after a fiscal year-end but before annual bonuses are paid or determined for such preceding fiscal year, an amount equal to such unpaid bonus, if determined, or 150% of his base salary actually paid for such preceding year (the “prior year bonus”), if any. In addition, all outstanding unvested stock options and other equity-based awards held by Mr. Foust, other than any equity award that is subject to performance-based vesting (including unvested Class C Units of the Operating Partnership and certain profits interest units awarded in 2008 subject to performance conditions), shall become fully vested and exercisable. With respect to any outstanding unvested stock options and other equity-based awards subject to performance-based vesting (including unvested Class C Units of the Operating Partnership and certain profits interest units awarded in 2008 subject to performance conditions), Mr. Foust will continue to be deemed a “service provider” under the applicable award agreements until all such awards that ultimately satisfy the performance conditions, if any, vest.

The employment agreements of Messrs. Stein and Crosby provide that if the executive’s employment is terminated by us without “cause” or by the executive for “good reason” (each as defined in the employment agreements), then, subject to the executive’s execution and non-revocation of a general release of claims, the executive will be entitled to receive a lump-sum severance payment within 60 days after the date of such termination in an amount equal to the sum of (i) the executive’s then-current annual base salary, (ii) the prorated portion of the maximum annual bonus for the partial fiscal year in which the termination date occurs (the “stub year bonus”) and (iii) if the termination occurs after a fiscal year-end but before annual bonuses are paid or determined for such preceding fiscal year, an amount equal to such unpaid bonus, if determined, or the maximum bonus) (the “prior year bonus”), if any. In the event of a termination of the executive’s employment by us without “cause” or by the executive for “good reason” on or within one year after a “change in control” (as defined in the 2004 Incentive Award Plan), in lieu of the severance payment set forth in the preceding paragraph, the executive will be entitled to receive a lump-sum severance payment within 60 days after the date of such termination in an amount equal to the sum of (i) two times the amount of the executive’s then-current base salary plus (ii) two times the greater of (a) the executive’s target annual bonus for the fiscal year in which the termination date occurs or (b) the annual bonus paid for the immediately preceding fiscal year, plus (iii) the stub year bonus, plus (iv) the prior year bonus, if any. In addition, all outstanding unvested stock options and other equity-based awards held by Messrs. Stein and Crosby, other than any equity award that is subject to performance-based vesting (including unvested Class C Units of the Operating Partnership and other outperformance awards), shall become fully vested and exercisable; provided with respect to any stock options and other equity-based awards that were subject to a performance condition (including unvested Class C Units of the Operating Partnership and other outperformance awards), such stock options or other equity-based awards shall only vest to the extent provided in the applicable award agreement.

In the event of any termination described above for Mr. Foust, and a termination of the executive’s employment by us without “cause” or by the executive for “good reason” on or within one year after a “change in control” for Messrs. Stein and Crosby, the executive will also be entitled to continued health insurance coverage at least equal to the coverage that would have been provided to such executive if such executive’s employment had not been terminated, for a period ending on the earlier of the first anniversary of such termination or the date on which such executive becomes eligible to receive comparable health insurance under a subsequent employer’s plan.

Mr. Magnuson’s employment agreement provides that upon death or disability, he will be entitled to a lump-sum severance payment in an amount equal to the sum of (i) his then-current annual base salary plus (ii) his target annual bonus for the fiscal year in which the termination date occurs plus (iii) the stub year bonus plus (iv) the prior year bonus, if any. The employment agreements of Messrs. Foust, Stein and Crosby provide that upon death or disability, the executive will be entitled to a lump-sum severance payment in an amount equal to the sum of (i) the executive’s then-current annual base salary plus (ii) the executive’s maximum annual bonus for the fiscal year in which the termination date occurs plus (iii) the stub year bonus plus (iv) the prior year bonus, if any. In addition, all outstanding stock options and other equity-based awards held by the executive, other than any equity award that is subject to performance-based vesting (including Class C Units of the Operating Partnership), will become fully vested and exercisable. The executive will continue to be deemed a “service provider” under the Class C Profits Interest Units Agreements, or the Class C Agreements, until all Class C Units issued pursuant to the Class C Agreements that ultimately satisfy the Performance Condition (as defined in the Class C Agreements), if any, vest.

The executives are entitled to an additional tax gross-up payment under their employment agreements if any amounts paid or payable to the executive would be subject to the excise tax on certain so-called “excess parachute payments” under Section 4999 of the Code. However, if a reduction in the payments of 10% or less would render the excise tax inapplicable, then the payments will be reduced by such amount and we will not be required to make the gross-up payment.

Mr. Magnuson’s agreement contains confidentiality provisions which apply indefinitely and fiduciary duty provisions that will apply during the term of his employment. The employment agreements of Messrs. Foust, Stein and Crosby contain confidentiality provisions which apply indefinitely and non-solicitation provisions which will apply during the term of the executive’s employment and for a one-year period thereafter. In addition, the employment agreements of Messrs. Foust, Stein and Crosby provide that, except in limited circumstances, the executives generally may not compete with us through the acquisition or ownership of technology-related real estate properties in the United States or Europe during the term of their employment with us.

Termination of Mr. Magnuson as an employee of the company or the Operating Partnership will not automatically affect his status as a director or as Chairman of the Board of Directors.

Amendment to 2005 Outperformance Awards

On August 4, 2008, our board of directors approved amendments to the outperformance award agreements that we entered into with our executive officers in 2005. Effective September 30, 2008, all of the class C units granted pursuant to the outperformance award agreements that satisfy the market condition (as set forth in the award agreements) shall be fully vested as of that date. Prior to the amendment, 60 percent of the class C units that satisfy the market condition would have vested on September 30, 2008, with the remaining 40 percent of such class C units vesting ratably each month for 24 months. For more information about the 2005 Outperformance awards, see “Executive Compensation – Compensation Discussion and Analysis – Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table – 2005 Outperformance Awards” in our proxy statement for the 2008 annual meeting of stockholders.

(b) None.

ITEM 6 – Exhibits

Exhibit

10.1	Amendment No. 2 to the Revolving Credit Agreement, dated as of June 13, 2008, among Digital Realty Trust, L.P., Citicorp North America, Inc., as administrative agent, the financial institutions named therein, KeyBank National Association, as syndication agent, and Citigroup Global Markets Inc. and KeyBanc Capital Markets, as arrangers.

10.2	Note Purchase and Private Shelf Agreement, dated as of July 24, 2008, among Digital Realty Trust, L.P., Prudential Investment Management, Inc. and the financial institutions named therein.

12.1	Statement of Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

August 8, 2008	/s/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer (principal executive officer)

August 8, 2008	/s/ A. WILLIAM STEIN
A. William Stein Chief Financial Officer and Chief Investment Officer (principal financial officer)

August 8, 2008	/s/ EDWARD F. SHAM
Edward F. Sham Vice President and Controller (principal accounting officer)