Form 10-Q
period 2008-09-30
Digital Realty Trust, Inc.
filed 2008-11-10
CIK 1297996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, $.01 par value per share	72,973,587

DIGITAL REALTY TRUST, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2008	December 31, 2007
ASSETS	(unaudited)
Investments in real estate:
Properties:
Land	$321,104	$316,196
Acquired ground leases	2,743	2,790
Buildings and improvements	2,321,245	1,968,850
Tenant improvements	252,813	193,436

Total investments in properties	2,897,905	2,481,272
Accumulated depreciation and amortization	(270,016)	(188,099)

Net investments in properties	2,627,889	2,293,173
Investment in unconsolidated joint venture	7,370	8,521

Net investments in real estate	2,635,259	2,301,694
Cash and cash equivalents	41,978	31,352
Accounts and other receivables, net of allowance for doubtful accounts of $2,177 and $3,167 as of September 30, 2008 and December 31, 2007, respectively	53,809	43,440
Deferred rent	88,909	64,639
Acquired above market leases, net	33,433	38,762
Acquired in place lease value and deferred leasing costs, net	228,144	253,642
Deferred financing costs, net	17,781	17,610
Restricted cash	45,397	41,302
Other assets	14,175	17,023

Total Assets	$3,158,885	$2,809,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving credit facility	$43,969	$299,731
Unsecured senior notes	25,000	—
Mortgage loans	1,042,249	895,507
Exchangeable senior debentures	172,500	172,500
Accounts payable and other accrued liabilities	151,851	176,143
Accrued dividends and distributions	—	22,345
Acquired below market leases, net	81,542	93,572
Security deposits and prepaid rents	30,999	27,839

Total liabilities	1,548,110	1,687,637
Commitments and contingencies
Minority interests in consolidated joint ventures	15,417	4,928
Minority interests in operating partnership, redemption value of $269,463 as of September 30, 2008	67,983	72,983
Stockholders’ equity:
Preferred Stock: $0.01 par value, 30,000,000 authorized:
Series A Cumulative Redeemable Preferred Stock, 8.50%, $103,500,000 liquidation preference ($25.00 per share), 4,140,000 issued and outstanding	99,297	99,297
Series B Cumulative Redeemable Preferred Stock, 7.875%, $63,250,000 liquidation preference ($25.00 per share), 2,530,000 issued and outstanding	60,502	60,502
Series C Cumulative Convertible Preferred Stock, 4.375%, $175,000,000 liquidation preference ($25.00 per share), 7,000,000 issued and outstanding	169,068	169,068
Series D Cumulative Convertible Preferred Stock, 5.500%, $345,000,000 liquidation preference ($25.00 per share), 13,800,000 issued and outstanding	333,581	—
Common Stock; $0.01 par value: 125,000,000 authorized, 72,556,699 and 65,406,240 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	725	654
Additional paid-in capital	1,035,847	814,106
Dividends in excess of earnings	(151,727)	(103,090)
Accumulated other comprehensive income (loss), net	(19,918)	3,379

Total stockholders’ equity	1,527,375	1,043,916

Total liabilities and stockholders’ equity	$3,158,885	$2,809,464

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Revenues:
Rental	$102,449	$82,536	$293,161	$234,529
Tenant reimbursements	29,882	22,104	77,367	54,414
Other	9,685	154	9,811	401

Total operating revenues	142,016	104,794	380,339	289,344

Operating Expenses:
Rental property operating and maintenance	39,784	30,539	107,744	75,643
Property taxes	8,689	7,859	25,335	22,741
Insurance	1,252	1,356	3,655	4,201
Depreciation and amortization	46,520	35,345	125,227	96,576
General and administrative	11,348	7,775	30,016	23,441
Other	891	495	1,480	811

Total operating expenses	108,484	83,369	293,457	223,413

Operating income	33,532	21,425	86,882	65,931
Other Income (Expenses):
Equity in earnings of (loss from) unconsolidated joint venture	178	(237)	509	524
Interest and other income	453	621	1,515	1,666
Interest expense	(15,094)	(16,683)	(44,007)	(48,541)
Loss from early extinguishment of debt	—	—	(182)	—

Income from continuing operations before minority interests	19,069	5,126	44,717	19,580
Minority interests in consolidated joint ventures	(196)	—	(246)	—
Minority interests in continuing operations of operating partnership	(688)	25	(1,348)	(781)

Income from continuing operations	18,185	5,151	43,123	18,799
Income (loss) from discontinued operations before gain on sale of assets and minority interests	—	(18)	—	1,395
Gain on sale of assets	—	—	—	18,049
Minority interests attributable to discontinued operations	—	2	—	(3,264)

Income (loss) from discontinued operations	—	(16)	—	16,180
Net income	18,185	5,135	43,123	34,979
Preferred stock dividends	(10,102)	(5,359)	(28,462)	(13,971)

Net income (loss) available to common stockholders	$8,083	$(224)	$14,661	$21,008

Income per share from continuing operations available to common stockholders:
Basic	$0.11	$—	$0.22	$0.08
Diluted	$0.11	$—	$0.21	$0.08

Income per share from discontinued operations:
Basic	$—	$—	$—	$0.27
Diluted	$—	$—	$—	$0.26

Net income per share available to common stockholders:
Basic	$0.11	$—	$0.22	$0.35
Diluted	$0.11	$—	$0.21	$0.34

Weighted average common shares outstanding:
Basic	70,916,019	60,717,153	67,425,030	59,324,104
Diluted	73,338,871	60,717,153	69,440,812	61,365,281

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$18,185	$5,135	$43,123	$34,979
Other comprehensive income (loss):
Foreign currency translation adjustments	(37,397)	4,017	(24,487)	5,310
Minority interests in foreign currency translation adjustments	2,934	(430)	1,739	(630)
Increase (decrease) in fair value of interest rate swaps	(3,576)	(1,893)	(75)	2,268
Minority interests in change in fair value of interest rate swaps	280	203	(24)	(280)
Reclassification to interest expense from interest rate swaps	(313)	(420)	(492)	(2,115)
Minority interests in reclassification to interest expense from interest rate swaps	25	45	42	310

Comprehensive income (loss)	$(19,862)	$6,657	$19,826	$39,842

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited in thousands)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities (including discontinued operations):
Net income	$43,123	$34,979
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of assets	—	(18,049)
Minority interests in operating partnership and discontinued operations	1,348	4,045
Minority interests in consolidated joint ventures	246
Equity in earnings of unconsolidated joint venture	(509)	(524)
Distributions from unconsolidated joint venture	2,270	388
Write-off of net assets due to early lease terminations	1,058	395
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases, including amounts for discontinued operations	84,225	57,238
Amortization of share-based unearned compensation	7,743	2,938
Allowance for doubtful accounts	(990)	402
Amortization of deferred financing costs	4,199	4,266
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	182	—
Amortization of debt premium	(171)	(172)
Amortization of acquired in place lease value and deferred leasing costs	41,002	39,717
Amortization of acquired above market leases and acquired below market leases, net	(7,662)	(7,649)
Changes in assets and liabilities:
Restricted cash	(2,592)	(8,533)
Accounts and other receivables	(12,922)	(1,715)
Deferred rent	(24,972)	(17,576)
Deferred leasing costs	(7,356)	(9,024)
Other assets	2,693	2,242
Accounts payable and other accrued liabilities	(10,014)	(3,915)
Security deposits and prepaid rents	2,636	185

Net cash provided by operating activities (including discontinued operations)	123,537	79,638

Cash flows from investing activities:
Acquisitions of properties	(68,595)	(276,018)
Proceeds from sale of assets, net of sales costs	—	78,191
Deposits paid for acquisitions of properties	(1,160)	(88)
Receipt of value added tax refund	15,153	6,067
Refundable value added tax paid	(21,413)	(6,707)
Change in restricted cash	(1,678)	(1,700)
Improvements to investments in real estate	(389,215)	(164,680)
Tenant improvement advances to tenants	(30,983)	(21,507)
Collection of advances to tenants for tenant improvements	30,463	24,805
Return of investment in unconsolidated joint venture	—	20,500
Purchase of joint venture partners’ interests	(610)	(3,684)

Net cash used in investing activities	(468,038)	(344,821)

DIGITAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from financing activities:
Borrowings on revolving credit facility	$357,424	$413,314
Repayments on revolving credit facility	(612,610)	(294,000)
Borrowings on unsecured senior notes	25,000
Proceeds from mortgage loans	166,655	121,288
Principal payments on mortgage loans	(15,566)	(45,947)
Change in restricted cash	175	(339)
Reimbursement by GI Partners of settlement cost of foreign currency forward sale contract	—	(5,189)
Payment of loan fees and costs	(4,683)	—
Contributions from joint venture partners	9,323	—
Gross proceeds from the sale of common stock	220,915	—
Gross proceeds from the sale of preferred stock	334,650	175,000
Common stock offering costs paid	(9,124)	—
Preferred stock offering costs paid	(561)	(5,625)
Proceeds from exercise of stock options	3,457	500
Payment of dividends to preferred stockholders	(28,462)	(8,612)
Payment of dividends to common stockholders and distributions to limited partners of operating partnership	(91,466)	(58,286)

Net cash provided by financing activities	355,127	292,104

Net increase in cash and cash equivalents	10,626	26,921
Cash and cash equivalents at beginning of period	31,352	22,261

Cash and cash equivalents at end of period	$41,978	$49,182

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$54,900	$51,705
Cash paid for taxes	927	380
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(24,487)	$5,310
Accrual of dividends and distributions	—	24,824
Increase in other assets related to increase in fair value of interest rate swaps	(75)	2,268
Reclassification of owner’s equity to minority interest in the Operating Partnership	(13,248)	420
Operating Partnership units redeemed for or converted to shares of common stock	12,430	65,241
Assumption of mortgage loans	(2,836)	—
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	83,539	29,032
Allocation of purchase price of properties to:
Investments in real estate	67,868	250,134
Accounts and other receivables	—	1,686
Other assets		952
Acquired above market leases	440	335
Acquired below market leases	(3,104)	(20,052)
Acquired in place lease value and deferred leasing costs	3,493	45,135
Accounts payable and other accrued liabilities	(38)	(1,925)
Security deposits and prepaid rents	(64)	(247)

Cash paid for acquisition of properties	$68,595	$276,018

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007

(unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we or the Company) is engaged in the business of owning, acquiring, developing, redeveloping and managing technology-related real estate. The Company is focused on providing Turn-Key Datacenter™ and Powered Base Building™ datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from information technology and Internet enterprises, to manufacturing and financial services. As of September 30, 2008, our portfolio consisted of 74 properties, excluding one property held as an investment in an unconsolidated joint venture, of which 61 are located throughout North America and 13 are located in Europe. Our properties are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Chicago, Dallas, Los Angeles, New York, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S. and the London, Dublin, Paris and Amsterdam markets in Europe. The portfolio consists of Internet gateway and corporate datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

The Operating Partnership was formed on July 21, 2004 in anticipation of our initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of September 30, 2008, we own a 92.7% common interest and a 100% preferred interest in the Operating Partnership. As general partner, we have control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace us as the general partner nor do they have participating rights, although they do have certain protective rights.

2. Summary of Significant Accounting Policies

(a) Principles of Consolidation and Basis of Presentation

The accompanying interim condensed consolidated financial statements include all of the accounts of Digital Realty Trust, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. Intercompany balances and transactions have been eliminated.

Property interests contributed to the Operating Partnership by our predecessor, Global Innovation Partners, LLC (GI Partners) in exchange for Operating Partnership units have been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the contributed assets and assumed liabilities were recorded at the predecessor’s historical cost basis. Property interests acquired from third parties for cash or units are accounted for using purchase accounting.

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

(b) Cash Equivalents

For purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of September 30, 2008 and December 31, 2007, cash equivalents consist of investments in money market instruments.

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

(f) Asset Retirement Obligations

We record accruals for estimated retirement obligations as required by SFAS No. 143, “Accounting for Asset Retirement Obligations” and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. As of September 30, 2008 and December 31, 2007, the amount included in accounts payable and other accrued liabilities on our condensed consolidated balance sheets was approximately $1.6 million, and the equivalent asset is recorded at $1.5 million, net of accumulated depreciation.

(g) Assets and Liabilities Measured at Fair Value

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. However, the FASB issued FASB Staff Positions (“FSP”) 157-1, 157-2 and 157-3, which impact our adoption of SFAS 157. FSP 157-1 amends SFAS 157 to exclude FASB No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. FSP 157-3 clarified the application of SFAS 157 by demonstrating how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance in October 2008, including prior periods for which financial statements had not been issued.

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

This consists of a reclassification of the increase in restricted cash to cash flows from investing activities and cash flows from financing activities in the consolidated statements of cash flows for the nine months ended September 30, 2007 by $1,700,000 and $339,000, respectively, with a corresponding reclassification from cash flows from operating activities.

3. Minority Interests in the Operating Partnership

Minority interests in the Operating Partnership relate to the interests that are not owned by us. The following table shows the ownership interest in the Operating Partnership as of September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Common units and long term incentive units	Percentage of total	Common units and long term incentive units	Percentage of total
The Company	72,556,699	92.7%	65,406,240	90.7%
Minority interest consisting of:
Third Parties	4,830,549	6.2	5,290,070	7.4
Employees ( includes long term incentive units, see note 10)	872,373	1.1	1,385,724	1.9

	78,259,621	100.0%	72,082,034	100.0%

The following table shows activity for the Operating Partnership and long-term incentive units that are not owned by us for the nine months ended September 30, 2008:

	Third Parties	Employees / Directors	Total
As of January 1, 2008	5,290,070	1,385,724	6,675,794
Redemption of third party common Operating Partnership units for shares of our common stock (1)	(460,128)	—	(460,128)
Redemption of common Operating Partnership units for shares of our common stock by employees of the Company (1)	—	(302,226)	(302,226)
Conversion of long-term incentive units for shares of our common stock by employees of the Company (1)	—	(397,616)	(397,616)
Transfer of common Operating Partnership units to a Third Party by an employee of the Company (1)	607	(607)	—
Grant of long-term incentive units to employees/directors	—	187,098	187,098

As of September 30, 2008	4,830,549	872,373	5,702,922

(1)	This redemption was recorded as a reduction to minority interest and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet.

Limited partners have the right to require the Operating Partnership to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of our common stock at the time of the redemption. The redemption value of the outstanding Operating Partnership common units held by third parties and employees was approximately $269.5 million based on the closing market price of the Company’s common stock on September 30, 2008. Alternatively, we may elect to acquire those common units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. We have filed a shelf registration statement covering the issuance of the shares of our common stock issuable upon redemption of certain common units, and the resale of those shares of common stock by the holders.

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

4. Properties Acquired During the Nine Months Ended September 30, 2008

We acquired the following real estate properties during the nine months ended September 30, 2008:

Location	Metropolitan Area	Date Acquired	Purchase Price (in millions) (1)
365 South Randolphville Road	New York	February 14, 2008	$20.4
701 & 717 Leonard Street (2)	Dallas	May 13, 2008	12.1
650 Randolph Road	New York	June 13, 2008	10.9
Manchester Technopark Plot C1, Birley Fields	Manchester	June 20, 2008	24.7
1201 Comstock Street (3)	Silicon Valley	June 30, 2008	1.9

			$70.0

(1)	Includes closing costs.
(2)	Acquisition of a parking garage adjacent to one of our properties in Dallas, Texas.
(3)	Represents the amount to acquire a 50% interest in a joint venture that owns the above building. Since we control the joint venture, we have consolidated the joint venture in the accompanying consolidated financial statements. Upon consolidation, we included total assets of $3.8 million and minority interest of $1.9 million.

The purchase prices of these acquisitions have been allocated on a preliminary basis to the individual assets acquired. We expect to finalize our purchase price allocations no later than twelve months from the date of each acquisition.

5. Discontinued Operations

In the nine months ended September 30, 2007, we sold the following properties:

Property	Date of Sale	Proceeds (in millions)	Gain on Sale (in millions)
4055 Valley View Lane	March 30, 2007	$33.0	$6.2
100 Technology Center Drive	March 20, 2007	45.5	11.8

The results of operations of the properties above are reported as discontinued operations for all periods presented in the accompanying consolidated condensed financial statements. The following table summarizes the income and expense components that comprise income (loss) from discontinued operations for the three and nine months ended September 30, 2007 (in thousands):

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Operating revenues	$(1)	$2,338
Operating expenses	(17)	(1,281)
Interest and other income	—	5
Interest expense	—	(607)
Gain on derivative instruments	—	940

	(18)	1,395
Gain on sale of assets	—	18,049
Minority interests attributable to discontinued operations	2	(3,264)

Income (loss) from discontinued operations	$(16)	$16,180

We sold no properties during the nine months ended September 30, 2008.

6. Debt

A summary of outstanding indebtedness as of September 30, 2008 and December 31, 2007, respectively, is as follows (in thousands):

Properties	Interest Rate at September 30, 2008		Maturity Date		Principal Outstanding September 30, 2008		Principal Outstanding December 31, 2007
Mortgage loans:
Secured Term Debt (1)(2)	5.65%		Nov. 11, 2014		$147,073		$148,738
350 East Cermak Road (2)	1-month LIBOR + 2.20	% (3)	Jun. 9, 2009	(4)	96,942		97,993
3 Corporate Place (2)	6.72%		Aug. 1, 2011	(5)	80,000		—
200 Paul Avenue 1-4 (2)	5.74%		Oct. 8, 2015		79,709		80,768
2045 & 2055 LaFayette Street (2)	5.93%		Feb. 6, 2017		68,000		68,000
600 West Seventh Street	5.80%		Mar. 15, 2016		57,125		58,032
2323 Bryan Street (2)	6.04%		Nov. 6, 2009		55,254		55,832
34551 Ardenwood Boulevard 1-4 (2)	5.95%		Nov. 11, 2016		55,000		55,000
1100 Space Park Drive (2)	5.89%		Dec. 11, 2016		55,000		55,000
150 South First Street (2)	6.30%		Feb. 6, 2017		53,288		53,288
114 Rue Ambroise Croizat (6)	3-month EURIBOR + 1.35	% (7)	Jan. 18, 2012		45,096	(8)	47,294	(8)
1500 Space Park Drive (2)	6.15%		Oct. 5, 2013		44,000		—
1500 Space Park Drive	1-month LIBOR + 2.75%		Aug. 3, 2008		—	(9)	5,541
2334 Lundy Place (2)	5.96%		Nov. 11, 2016		40,000		40,000
Unit 9, Blanchardstown Corporate Park (6)	3-month EURIBOR + 1.35	% (7)	Jan. 18, 2012		38,771	(8)	40,661	(8)
6 Braham Street	3-month GBP LIBOR + 0.90	% (7)	Apr. 10, 2011		23,497	(10)	26,172	(10)
Paul van Vlissingenstraat 16	3-month EURIBOR + 1.60	% (7)	Jul. 18, 2013		15,220	(8)	15,965	(8)
Chemin de l’Epinglier 2	3-month EURIBOR + 1.50	% (7)	Jul. 18, 2013		11,054	(8)	11,594	(8)
Gyroscoopweg 2E-2F (11)	3-month EURIBOR + 1.50	% (7)	Oct. 18, 2013		9,688	(8)	10,163	(8)
1125 Energy Park Drive	7.62	%(12)	Mar. 1, 2032		9,368		9,456
375 Riverside Parkway	3-month LIBOR + 1.85	% (7)	Dec. 1, 2008		8,406		8,564
731 East Trade Street	8.22%		Jul. 1, 2020		5,568		5,708

					998,059		893,769
Revolving credit facility	Various	(13)	Aug. 31, 2010	(5)	43,969	(14)	299,731	(14)
Unsecured senior notes	7.00%		Jul. 24, 2011		25,000		—
Exchangeable senior debentures	4.13%		Aug. 15, 2026	(15)	172,500		172,500
Mundells Roundabout construction loan	1-month GBP LIBOR + 1.75%		Nov. 30, 2013		42,624	(10)	—
3 Corporate Place construction loan	1-month LIBOR + 2.25%		Dec. 1, 2008	(16)	—		—

Total principal outstanding					1,282,152		1,366,000
Loan premium—1125 Energy Park Drive and 731 East Trade Street mortgages					1,566		1,738

Total indebtedness					$1,283,718		$1,367,738

(1)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.
(2)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.
(3)	This is the weighted average interest rate as of September 30, 2008. The first note, in a principal amount of $77.5 million, bears interest at a rate of 1-month LIBOR + 1.375% per annum and the second note, in a principal amount of $19.4 million, bears interest at a rate of 1-month LIBOR + 5.5% per annum. This loan is subject to an interest rate cap. See note 11 for further information.
(4)	A one-year extension is available, which we may exercise if certain conditions are met.
(5)	Two one-year extensions are available, which we may exercise if certain conditions are met.
(6)	These loans are also secured by a €4.0 million letter of credit. These loans are cross-collateralized by the two properties.
(7)	We have entered into interest rate swap agreements as a cash flow hedge for interest generated by these LIBOR, EURIBOR and GBP LIBOR based loans. See note 11 for further information.
(8)	Based on exchange rate of $1.41 to €1.00 as of September 30, 2008 and $1.46 to €1.00 as of December 31, 2007.
(9)	The loan was paid in full in August 2008.
(10)	Based on exchange rate of $1.78 to £1.00 as of September 30, 2008 and $1.99 to £1.00 as of December 31, 2007.
(11)	This loan is also secured by a €1.3 million letter of credit.
(12)	If the loan is not repaid by March 1, 2012, the interest rate increases to the greater of 9.62% or the then treasury rate plus 2%.
(13)	The interest rate under our revolving credit facility equals either (i) LIBOR, EURIBOR and GBP LIBOR (ranging from 1- to 6-month maturities) plus a margin of between 1.10% and 2.00% or (ii) the greater of (x) the base rate announced by the lender and (y) 1/2 of 1% per annum above the federal funds rate, plus a margin of between 0.100%-—1.000%. In each case, the margin is based on our total leverage ratio. We incur a fee ranging from 0.125% to 0.20% for the unused portion of our unsecured revolving credit facility.
(14)	Balances as of September 30, 2008 and December 31, 2007 are as follows (US$, in thousands):

Denomination of Draw	Balance as of September 30, 2008		Weighted-average interest rate	Balance as of December 31, 2007		Weighted- average interest rate
US ($)	$-		—	$111,000		6.12%
Euro (€)	8,617	(a)	5.75%	84,577	(a)	5.86%
British Sterling (£)	35,352	(b)	6.66%	104,154	(b)	7.55%

Total	$43,969		6.48%	$299,731		6.54%

(a)	Based on exchange rate of $1.41 to €1.00 as of September 30, 2008 and $1.46 to €1.00 as of December 31, 2007.
(b)	Based on exchange rate of $1.78 to £1.00 as of September 30, 2008 and $1.99 to £1.00 as of December 31, 2007.
(15)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of August 15, 2011, August 15, 2016 and August 15, 2021. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on August 18, 2011.
(16)	The facility was terminated in June 2008.

As of September 30, 2008, our revolving credit facility had a total capacity of $675.0 million and matures in August 2010, subject to two one-year extension options exercisable by us. As of September 30, 2008, borrowings under the revolving credit facility bore interest at a blended rate of 5.75% (Euro) and 6.66% (British Pound Sterling), which are based on 1-month EURIBOR and 1-month GBP LIBOR, respectively, plus a margin of 1.10%. The margin can range from 1.10% to 2.00%, depending on our Operating

Partnership’s total overall leverage. The revolving credit facility has a $462.5 million sub-facility for multicurrency advances in British Pound Sterling, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes. As of September 30, 2008, approximately $44.0 million was drawn under this facility, and $10.0 million of letters of credit were issued.

The credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios as well as a pool of unencumbered assets. In addition, except to enable us to maintain our status as a REIT for federal income tax purposes, we are not permitted during any four consecutive fiscal quarters to make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined, for such period, subject to certain other adjustments. As of September 30, 2008, we were in compliance with all of the covenants.

Some of our mortgage loans are subject to prepayment lock-out periods. The terms of the following mortgage loans contain prepayment lock-out periods through the dates listed below:

Loan	Date
2334 Lundy Place	January 2009
1100 Space Park Drive	January 2009
2045 & 2055 LaFayette Street	April 2009
150 South First Street	April 2009
34551 Ardenwood Boulevard 1-4	July 2009
200 Paul Avenue 1-4	November 2010

During the three months ended September 30, 2008 and 2007, we capitalized interest of approximately $4.4 million and $3.1 million, respectively, and for the nine months ended September 30, 2008 and 2007, we capitalized interest of approximately $13.3 million and $7.4 million, respectively.

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

The holders of the Debentures have the right to require the Operating Partnership to repurchase the Debentures in cash in whole or in part on each of August 15, 2011, August 15, 2016 and August 15, 2021, and in the event of a designated event, for a repurchase price equal to 100% of the principal amount of the Debentures plus unpaid interest, if any, accrued to, but excluding, the repurchase date. Designated events include certain merger or combination transactions, non-affiliates becoming the beneficial owner of more than 50% of the total voting power of our capital stock, a substantial turnover of our company’s directors within a 12-month period and our ceasing to be the general partner of the Operating Partnership. Certain events are considered “Events of Default,” which may result in the accelerated maturity of the Debentures, including a default for 30 days in payment of any installment of interest under the Debentures, a default in the payment of the principal amount or any repurchase price or redemption price due with respect to the Debentures and the Operating Partnership’s failure to deliver cash or any shares of our common stock within 15 days after the due date upon an exchange of the Debentures, together with any cash due in lieu of fractional shares of our common stock.

In addition, the Debentures are exchangeable (i) prior to July 15, 2026, during any fiscal quarter after the fiscal quarter ended September 30, 2006, if the closing sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the exchange price in effect on the last trading day of the immediately preceding fiscal quarter, (ii) prior to July 15, 2026, during the five business day period after any five consecutive trading day period in which the average trading price per $1,000 principal amount of Debentures was equal to or less than 98% of the product of the closing sale price of the common stock during such period, multiplied by the applicable exchange rate, (iii) if we call the Debentures for redemption and (iv) any time on or after July 15, 2026.

In May 2008, the FASB issued Staff Position Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that have a “net settlement feature” permitting settlement partially or fully in cash upon conversion. The effective date is January 1, 2009 with the application of the new accounting applied retrospectively to both new and existing convertible instruments, including the Debentures we issued in 2006. The adoption of FSP APB 14-1 will not affect our cash flows; however, it will impact our results of operations by increasing interest expense associated with our Debentures by adding a non-cash component to amortize a debt discount calculated based on the difference between the cash coupon of the convertible debt instrument and the estimated non-convertible debt borrowing rate. The Debentures were issued in August 2006 and bear interest at a rate of 4.125% per annum. The adoption of FSP APB 14-1 will require the Company to record a debt discount, which will be amortized to interest expense through August 15, 2011, representing the first date on which holders of the Debentures may require us to repurchase all or a portion of their notes. Upon the adoption of FSP APB 14-1, the result will be a decrease to net income as a result of amortizing the non-cash debt discount. As a result of implementing FSP APB 14-1 in 2009, we will recognize an additional non-cash interest expense, for GAAP purposes, of between $3.9 million and $4.4 million per annum, prior to the capitalization of interest as a result of our development activities. A cumulative effect of a change in accounting principle of approximately $8.3 million on periods prior to those presented shall be recognized as of the beginning of the first period presented with an offsetting adjustment to retained earnings. In addition, we will be required to restate our 2006, 2007 and 2008 results to reflect the additional non-cash interest expense for the periods the Debentures were outstanding in those years.

We have entered into a registration rights agreement whereby we agreed to register the shares of common stock which could be issued in the future upon exchange of the Debentures. We filed the shelf registration statement with the U.S. Securities and Exchange Commission in April 2007.

7. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income from continuing operations	$18,185	$5,151	$43,123	$18,799
Preferred stock dividends	(10,102)	(5,359)	(28,462)	(13,971)

Income (loss) from continuing operations available to common stockholders	8,083	(208)	14,661	4,828
Income (loss) from discontinued operations	—	(16)	—	16,180

Net income (loss) available to common stockholders	$8,083	$(224)	$14,661	$21,008

Weighted average shares outstanding—basic	70,916,019	60,717,153	67,425,030	59,324,104
Potentially dilutive common shares:
Stock options	277,211	—	254,573	348,594
Class C Units (2005 Grant)	813,504	—	806,579	910,993
Excess exchange value of exchangeable senior debentures	1,332,137	—	954,630	781,590

Weighted average shares outstanding—diluted	73,338,871	60,717,153	69,440,812	61,365,281

Income per share - basic:
Income per share from continuing operations available to common stockholders	$0.11	$—	$0.22	$0.08
Income per share from discontinued operations	—	—	—	0.27

Net income per share available to common stockholders	$0.11	$—	$0.22	$0.35

Income per share - diluted:
Income per share from continuing operations available to common stockholders	$0.11	$—	$0.21	$0.08
Income per share from discontinued operations	—	—	—	0.26

Net income per share available to common stockholders	$0.11	$—	$0.21	$0.34

On or after July 15, 2026, the Debentures may be exchanged at the then applicable exchange rate for cash (up to the principal amount of the Debentures) and, with respect to any excess exchange value, into cash, shares of our common stock or a combination of cash and shares of our common stock at an initial exchange rate of 30.6828 shares per $1,000 principal amount of Debentures. The Debentures are also exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events. During the three and nine months ended September 30, 2008 and 2007, the weighted average common stock price exceeded the current strike price of $32.59 per share. Therefore, using the treasury method, 1,332,137 shares of common stock contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common shares in determining diluted earnings per share for the three months ended September 30, 2008, and 954,630 and 781,590 shares of common stock contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common shares in determining diluted earnings per share for the nine months ended September 30, 2008 and 2007, respectively.

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average of common Operating Partnership units not owned by us	6,037,252	7,278,239	6,413,825	8,632,556
Potentially dilutive outstanding stock options	453,170	1,212,455	557,878	617,917
Potentially dilutive outstanding Class C Units (2005 Grant)	—	915,519	—	—
Potentially dilutive outstanding Class C Units (2007 Grant)	750,724	750,724	750,724	750,724
Potentially dilutive Series C Cumulative Convertible Preferred Stock	3,614,800	3,614,800	3,614,800	2,303,938
Potentially dilutive Series D Cumulative Convertible Preferred Stock	8,217,900	681,317	7,164,323	—

	19,073,846	14,453,054	18,501,550	12,305,135

8. Income Taxes

We have elected to be taxed as a REIT and believe that we have complied with the REIT requirements of the Code as of September 30, 2008. As a REIT, we are generally not subject to corporate level federal income and excise taxes on taxable income to the extent it is currently distributed to our stockholders. Since inception, we have distributed 100% of our taxable income and we intend to do so for the tax year ending December 31, 2008. As such, no provision for federal income taxes has been included in the accompanying interim condensed consolidated financial statements for the three and nine months ended September 30, 2008 and 2007.

As a REIT, we are subject to local and state taxes in certain states where we operate. We are also subject to foreign income taxes in countries that do not recognize U.S. REITs under their respective tax laws. Income taxes for these jurisdictions are accrued, as necessary, for the three and nine months ended September 30, 2008 and 2007.

We have elected taxable REIT subsidiary (TRS) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs and hold assets that we cannot hold directly. Income taxes for TRS entities are accrued, as necessary, for the nine months ended September 30, 2008. No tax provision is provided for the year ended December 31, 2007 due to taxable losses incurred.

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

(c) Dividends and Distributions

In 2008, we have declared the following dividends and equivalent distributions on common units in our Operating Partnership (in thousands):

Date dividend and distribution declared	Dividend and distribution payable date	Series A Preferred Stock (1)	Series B Preferred Stock (2)	Series C Preferred Stock (3)	Series D Preferred Stock (4)	Common Stock and Operating Partnership Common Units (5)
February 25, 2008	March 31, 2008	$2,199	$1,246	$1,914	$2,899	$22,418
May 5, 2008	June 30, 2008	2,199	1,246	1,914	4,744	22,444
August 4, 2008	September 30, 2008	2,199	1,246	1,914	4,744	24,258

Total		$6,597	$3,738	$5,742	$12,387	$69,120

(1)	$2.125 annual rate of dividend per share.
(2)	$1.969 annual rate of dividend per share.
(3)	$1.094 annual rate of dividend per share.
(4)	$1.375 annual rate of dividend per share.
(5)	$1.240 annual rate of dividend and distribution per share and unit.

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

As of September 30, 2008, 4,357,226 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Amended and Restated 2004 Incentive Award Plan. Each long-term incentive and Class C Unit issued under the Amended and Restated 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the Amended and Restated 2004 Incentive Award Plan and the individual award limit discussed above.

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

In connection with the IPO, an aggregate of 1,490,561 fully vested long-term incentive units were issued and compensation expense totaling $17.9 million was recorded at the completion of the IPO. Subsequent to the IPO, we have issued 293,411 long-term incentive units. The grant date fair values are being expensed on a straight-line basis over the vesting period of the long-term incentive units, which ranges from four to five years. During the three months ended March 31, 2008, certain employees were granted an aggregate of 95,652 long-term incentive units which, in addition to a service condition, are subject to a performance condition that impacts the number of units ultimately granted to the employee. The performance condition is based upon our achievement of fiscal year 2008 Funds From Operations per share targets. Upon evaluating the results of the performance condition, the final number of units is determined and such units vest based on achievement of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the original grant date and 30% vesting on each of the third and fourth anniversaries of the original grant date provided the grantee continues employment on each anniversary date.

The expense recorded for the three months ended September 30, 2008 and 2007 related to long-term incentive units was approximately $0.8 million and $0.2 million, respectively and was $1.9 million and $0.6 million for the nine months ended September 30, 2008 and 2007, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2008, respectively, as compared to $11,000 and $18,000 for the three and nine months ended September 30, 2007, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $8.7 million and $3.9 million as of September 30, 2008 and December 31, 2007, respectively. We expect to recognize this unearned compensation over the next 3.3 years on a weighted average basis.

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

On August 4, 2008, our board of directors approved amendments to the outperformance award agreements that we entered into with our executive officers in 2005. As a result of the amendment, approximately 95% of the Class C Units granted pursuant to the outperformance award agreements that satisfied the market condition (summarized above) were fully vested as of September 30, 2008 and the remainder of the units were fully vested as of October 30, 2008. Prior to the amendment, 60 percent of the Class C Units that satisfied the market condition would have vested on September 30, 2008, with the remaining 40 percent of such Class C Units vesting ratably each month for 24 months. As a result of the acceleration, we expensed the remaining $1.6 million of deferred compensation related to these Class C Units.

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

Common Provisions for the 2005 and 2007 Grant

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

On September 30, 2008 we accelerated the vesting of all Class C Units related to the 2005 Grant. The grant date fair value of these awards was approximately $4.0 million, with the remaining $1.8 million recognized as compensation expense during the three months ended September 30, 2008. We recognized compensation expense related to these Class C Units of $1.8 million and $0.2 million for the three months ended September 30, 2008 and 2007, respectively and $2.2 million and $0.6 million for the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008 and December 31, 2007, approximately 751,000 Class C Units related to the 2007 Grant had been awarded to our executive officers and other employees. The grant date fair value of these awards of approximately $11.8 million will be recognized as compensation expense on a straight line basis over the expected service period of five years. The unearned compensation as of September 30, 2008 and December 31, 2007 was $8.4 million and $10.2 million, respectively. As of September 30, 2008 and December 31, 2007, none of the above awards had vested. We recognized compensation expense related to these Class C Units of $0.5 million and $0.5 million for the three months ended September 30, 2008 and 2007, respectively and $1.5 million and $0.8 million for the nine months ended September 30, 2008 and 2007, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $0.1 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively and $0.3 million and $0.2 million for the nine months ended September 30, 2008 and 2007, respectively.

(c) Stock Options

The fair value of each option granted under the 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the weighted-average assumptions listed below for grants in 2008 and 2007. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. The expense recorded for the three months ended September 30, 2008 and 2007 was approximately $0.3 million and $0.3 million, respectively and approximately $0.8 million and $0.7 million for the nine months ended September 30, 2008 and 2007, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $68,000 and $179,000 for the three and nine months ended September 30, 2008. Unearned compensation representing the unvested portion of the stock options totaled $4.1 million and $5.1 million as of September 30, 2008 and December 31, 2007, respectively. We expect to recognize this unearned compensation over the next 3.2 years on a weighted average basis.

The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options granted during the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Dividend yield	—	—	—	2.76%
Expected life of option	—	—	—	80 months
Risk-free interest rate	—	—	—	4.65%
Expected stock price volatility	—	—	—	22.82%
Weighted-average fair value of options granted during the period	—	—	—	$9.70

The following table summarizes the 2004 Incentive Award Plan’s stock option activity for the nine months ended September 30, 2008:

	Nine months ended September 30, 2008
	Shares	Weighted average exercise price
Options outstanding, beginning of period	1,158,600	$27.86
Granted	—	—
Exercised	(167,179)	20.68
Cancelled	(12,968)	36.65

Options outstanding, end of period	978,453	$28.97

Exercisable, end of period	311,825	$25.92

We issued new common shares for the common stock options exercised during the nine months ended September 30, 2008. The intrinsic value of options exercised in the nine months ended September 30, 2008 was approximately $3.7 million.

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2008:

Options outstanding					Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate Intrinsic Value	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate Intrinsic Value
$12.00-13.02	316,507	6.08	$12.06	$11,139,277	138,834	6.08	$12.04	$4,888,544
$13.47-14.50	12,500	6.34	14.19	413,238	—	—	$—	—
$20.37-28.09	94,569	7.21	22.75	2,317,086	24,728	7.20	$22.70	607,171
$33.18-41.73	554,877	8.49	40.02	4,013,741	148,263	8.45	39.46	1,154,361

	978,453	7.56	$28.97	$17,883,342	311,825	7.30	$25.92	$6,650,076

(d) Restricted Stock

During the nine months ended September 30, 2008, certain employees were granted an aggregate of 39,939 shares of restricted stock. The grant date fair values are being expensed on a straight-line basis over the vesting period of the restricted stock, which is four years. During the nine months ended September 30, 2008, certain employees were granted an aggregate of 34,822 shares of restricted stock which, in addition to a service condition, are subject to a performance condition that impacts the number of shares ultimately granted to the employee. The performance condition is based upon our achievement of fiscal year 2008 Funds From Operations per share targets. Upon evaluating the results of the performance condition, the final number of shares is determined and such shares vest based on achievement of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the original grant date and 30% vesting on each of the third and fourth anniversaries of the original grant date provided the grantee continues employment on each anniversary date.

The expense recorded for the three and nine months ended September 30, 2008 related to grants of restricted stock was approximately $0.2 million and $0.4 million, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $93,000 and $208,000 for the three and nine months ended September 30, 2008. Unearned compensation representing the unvested portion of the restricted stock totaled $2.5 million as of September 30, 2008. We expect to recognize this unearned compensation over the next 3.5 years on a weighted average basis.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

As of September 30, 2008, we were a party to interest rate cap and swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. The fair value of these derivatives was $2.0 million at September 30, 2008. At December 31, 2007, the fair value of these derivatives was $2.6 million, which was based on a methodology used prior to the adoption of SFAS No. 157. The table below summarizes the terms of these interest rate swaps measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

Current Notional Amount		Strike Rate	Effective Date	Expiration Date	Fair Value at Significant Other Observable Inputs (Level 2)
$8,406		5.020	Dec. 1, 2006	Dec. 1, 2008	$(31)
23,465	(1)	4.944	Jul. 10, 2006	Apr. 10, 2011	76
15,233	(2)	3.981	May 17, 2006	Jul. 18, 2013	300
11,021	(2)	4.070	Jun. 23, 2006	Jul. 18, 2013	177
9,697	(2)	3.989	Jul. 27, 2006	Oct. 18, 2013	199
45,130	(2)	3.776	Dec. 5, 2006	Jan. 18, 2012	847
38,801	(2)	4.000	Dec. 20, 2006	Jan. 18, 2012	471

$151,753					$2,039

(1)	Translation to U.S. dollars is based on exchange rate of $1.78 to £1.00 as of September 30, 2008.
(2)	Translation to U.S. dollars is based on exchange rate of $1.41 to €1.00 as of September 30, 2008.

We do not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2008.

We purchased an interest rate cap from a financial institution with a notional amount of $96.9 million on a 1-month USD LIBOR based loan at 350 East Cermak Road. Under the interest rate cap agreement, we would receive payments from the counterparty in the event 1-month USD LIBOR exceeds 6.00% over the term of the agreement. The interest rate cap agreement expires on June 15, 2009. The fair value of the cap was immaterial as of September 30, 2008. Subsequent to quarter end, we put an interest rate swap agreement in place to convert floating rate interest payments based on 1-month USD LIBOR on the 350 East Cermak Road loan to a fixed rate of 3.1675%.

As of September 30, 2008, we estimate that $1.1 million of accumulated other comprehensive income will be reclassified to earnings through a reduction to interest expense during the twelve months ending September 30, 2009, when the hedged forecasted transactions impact earnings.

12. Related Party Transactions

In April 2005, we entered into two agreements with Linc Facility Services, LLC, or LFS, primarily for personnel providing operations and maintenance repairs of the mechanical, electrical, plumbing and general building service systems of five of our properties. LFS belongs to The Linc Group, which GI Partners has owned since late 2003. Richard Magnuson, our Chairman, is also the chief executive officer of the advisor to GI Partners Fund II, LLP. Our consolidated statement of operations includes amounts related to these fees of $0.1 million and $0.6 million for the three and nine months ended September 30, 2007. As of December 31, 2007, all of the contracts had expired and had not been renewed.

In December 2006, we entered into ten leases with tel(x), pursuant to which tel(x) provides enhanced meet-me-room services to our customers. tel(x) was acquired by GI Partners Fund II, LLP in November 2006. Richard Magnuson, our Chairman, is also the chief executive officer of the advisor to GI Partners Fund II, LLP. Our consolidated statements of operations include rental revenues of approximately $4.3 million and $3.5 million from tel(x) for the three months ended September 30, 2008 and 2007, respectively and $11.6 million and $10.1 million for the nine months ended September 30, 2008 and 2007, respectively. In connection with the lease agreements, we entered into an operating agreement with tel(x), effective as of December 1, 2006, with respect to joint sales and marketing efforts, designation of representatives to manage the national relationship between us and tel(x) and future meet-me-room facilities. Under the operating agreement, tel(x) has a sixty-day option to enter into a meet-me-room lease for certain future meet-me-room buildings acquired by us or any buildings currently owned by us that are converted into a meet-me-room building.

We also entered into a referral agreement with tel(x), effective as of December 1, 2006, with respect to referral fees arising out of potential future lease agreements for rentable space in buildings covered by the meet-me-room lease agreements. Additionally, we have the right to purchase approximately 10% of tel(x) preferred stock. The purchase price would be calculated as GI Partners Fund II, LLP’s initial cost plus a 12% per annum return. We have the right to purchase, at market, a pro-rata share of any follow on tel(x) equity transactions to prevent dilution to our option to acquire approximately 10%. The option to purchase the preferred stock expired in October 2008 and we did not exercise the option.

13. Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 260,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013. We made a payment of approximately $17,000 to the seller during the nine months ended September 30, 2008. No payments were made in 2007. We have recorded no liability for this contingent liability on our balance sheet at September 30, 2008.

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other liabilities include $1.3 million and $1.5 million for this liability as of September 30, 2008 and December 31, 2007, respectively. During the nine months ended September 30, 2008 and 2007, we paid approximately $0.2 million and $0.1 million, respectively, to the seller.

As part of the acquisition of Naritaweg 52 in December 2007, we entered into an agreement with the seller whereby the seller is entitled to receive up to 50% of the gain on sale of the property if the property is sold within 12 months (50% of gain) or 24 months (25% of gain) from the date of purchase to an unaffiliated buyer.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At September 30, 2008, we had open commitments related to construction contracts of $105.2 million, excluding approximately $42.2 million of the obligations for which third parties are obligated to reimburse us.

14. Tenant leases

Revenues recognized from Savvis Communications comprised approximately 11.1% and 10.2% of total operating revenues, for the three months ended September 30, 2008 and 2007, respectively and 11.4%and 11.6% of total operating revenues, for the nine months ended September 30, 2008 and 2007, respectively. Other than noted here, for the three and nine months ended September 30, 2008 and 2007 no single tenant comprised more than 10% of total operating revenues.

15. Subsequent Events

On November 3, 2008, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit.

Share Class	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Common stock and common unit
Dividend and distribution amount	$0.531250	$0.492188	$0.273438	$0.343750	$0.330000
Dividend and distribution payable date	December 31, 2008	December 31, 2008	December 31, 2008	December 31, 2008	January 7, 2009
Dividend payable to shareholders of record on	December 15, 2008	December 15, 2008	December 15, 2008	December 15, 2008	December 15, 2008
Annual equivalent rate of dividend and distribution	$2.125	$1.969	$1.094	$1.375	$1.320

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, portfolio performance, acquisition and capital expenditure plans and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all).

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the impact of the current deterioration in global economic and market conditions; adverse economic or real estate developments in our markets or the industry sectors that we sell to; decreases in information technology spending; our dependence upon significant tenants; bankruptcy or insolvency of a major tenant or a significant number of smaller tenants; downturn of local economic conditions in our geographic markets; our inability to comply with the rules and regulations applicable to public companies or to manage our growth effectively; difficulty acquiring or operating properties in foreign jurisdictions; defaults on or non-renewal of leases by tenants; increased interest rates and operating costs; our failure to obtain necessary outside financing; restrictions on our ability to engage in certain business activities; risks related to joint venture investments; decreased rental rates or increased vacancy rates; inability to successfully develop and lease new properties and space held for redevelopment; difficulties in identifying properties to acquire and completing acquisitions; increased competition or available supply of data center space; our failure to successfully operate acquired properties; our inability to acquire off-market property; delays or unexpected costs in development or redevelopment of properties; our failure to maintain our status as a REIT; possible adverse changes to tax laws; environmental uncertainties and risks related to natural disasters; financial market fluctuations; changes in foreign currency exchange rates; changes in foreign laws and regulations, including those related to taxation and real estate ownership and operation; and changes in real estate and zoning laws and increases in real property tax rates.

While forward-looking statements reflect our good faith beliefs, they are not guaranties of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2007 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

As of September 30, 2008, we owned an aggregate of 74 technology-related real estate properties, excluding one property held as an investment in an unconsolidated joint venture, with 12.9 million rentable square feet including approximately 1.6 million square feet of space held for redevelopment. At September 30, 2008, approximately 294,000 square feet of our space held for redevelopment was under construction for Turn-Key Datacenter™, build-to-suit datacenter and Powered Base Building™ space in five U.S. and European markets.

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

We may acquire properties subject to existing mortgage financing and other indebtedness or new indebtedness may be incurred in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any dividends with respect to our common stock and our preferred stock. We currently intend to limit our indebtedness to 60% of our total market capitalization and, based on the closing price of our common stock on September 30, 2008 of $47.25, our ratio of debt to total market capitalization was approximately 23% as of September 30, 2008. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us (with the per unit value equal to the market value of one share of our common stock and excluding long-term incentive units and Class C units), plus the book value of our total consolidated indebtedness.

Revenue Base. As of September 30, 2008, we owned 74 properties through our Operating Partnership, excluding one property held as an investment in an unconsolidated joint venture. These properties are mainly located throughout the U.S., with 13 properties located in Europe and one property in Canada. We acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties Acquired (1)	Net Rentable Square Feet Acquired (2)	Square Feet of Space Held for Redevelopment as of September 30, 2008 (3)
2002	5	1,125,292	19,890
2003	6	919,921	138,439
2004	10	2,643,424	43,045
2005	20	3,310,599	199,698
2006	16	1,922,742	298,856
2007	13	1,284,663	489,897
Nine months ended September 30, 2008	4	38,016	416,582

Properties owned as of September 30, 2008	74	11,244,657	1,606,407

(1)	Excludes properties sold in 2007 and 2006: 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006.
(2)	Excludes space held for redevelopment.
(3)

Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space. The amounts included in this table represent redevelopment space as of September 30, 2008 in the properties acquired during the relevant period.

As of September 30, 2008, the properties in our portfolio were approximately 95.2% leased excluding 1.6 million square feet held for redevelopment. Due to the capital intensive and long term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of September 30, 2008, our original average lease term was in excess of 13 years, with an average of seven years remaining. The majority of our leasing since the completion of our initial public offering in November 2004 has been at lease terms shorter than 12 years. Our lease expirations through December 31, 2009 are 6.9% of net rentable square feet excluding space held for redevelopment as of September 30, 2008. Operating revenues from properties outside the United States were $13.2 million and $9.0 million for the three months ended September 30, 2008 and 2007, respectively and $35.6 million and $24.1 million for the nine months ended September 30, 2008 and 2007, respectively.

Factors Which May Influence Future Results of Operations

Global market and economic conditions

Recent U.S., European and other international market and economic conditions have been unprecedented and challenging, with significantly tighter credit conditions and slower growth expected through and beyond the third quarter of 2008. For the nine-month period ended September 30, 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S., European and other international mortgage markets and declining residential and commercial real estate markets have contributed to increased market volatility and diminished expectations for the U.S., European and other economies. In the third quarter, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government’s loan to American International Group Inc., as well as other federal government interventions in the U.S. credit markets and similar events in Europe and other regions has led to increased uncertainty and instability in global capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have subsequent to the end of the quarter contributed to global volatility of unprecedented levels.

As a result of these conditions, the cost and availability of credit has been and may continue to be adversely affected in all markets in which we own properties and conduct our operations. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease, to provide funding to borrowers. Continued turbulence in the U.S., European and other international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. If these market and economic conditions continue, they may limit our ability, and the ability of our tenants, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our tenants’, financial condition and results of operations.

In addition, our access to funds under our revolving credit facility and other lines of credit depends on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. We cannot assure you that continuing long-term disruptions in the global economy and the continuation of tighter credit conditions among, and potential failures of, third party financial institutions as a result of such disruptions will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitments to us, our business, results of operation, cash flows and financial condition could be adversely affected.

If we do not have sufficient cash flow to continue operating our business and are unable to borrow additional funds or are unable to access our lines of credit, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, curtailing development or redevelopment activity, disposing of one or more of our properties possibly on disadvantageous terms or entering into or renewing leases on less favorable terms than we otherwise would.

Rental income. The amount of rental income generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 1.6 million square feet held for redevelopment, as of September 30, 2008, the occupancy rate of the properties in our portfolio was approximately 95.2% of our net rentable square feet.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 11.3 million net rentable square feet, excluding redevelopment space, at September 30, 2008 is approximately 195,000 net rentable square feet of space with extensive datacenter improvements that is currently, or will shortly be, available for lease. Since our IPO, we have leased approximately 1,605,000 square feet of similar space. These Turn-Key Datacenters™ are effective solutions for tenants who lack the expertise or capital budget to provide their own extensive datacenter infrastructure and security. As experts in datacenter construction and operations we are able to lease space to these tenants at a significant premium over other uses. Negative trends in one or more of these factors, including as a result of the conditions described above under “Global market and economic conditions,” could adversely affect our rental income in future periods.

In addition, as of September 30, 2008, we had approximately 1.6 million square feet of redevelopment space, or approximately 12% of the total space in our portfolio, including eight vacant properties comprising approximately 887,000 square feet. Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use, and in addition, we may require additional time or encounter delays in securing tenants for redevelopment space. We will require additional capital to finance our redevelopment activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions”. Our ability to grow earnings depends in part on our ability to redevelop space and lease redevelopment space at favorable rates, which we may not be able to obtain. We intend to purchase additional vacant properties and properties with vacant redevelopment space in the future.

Economic downturns, including as a result of the conditions described above under “Global market and economic conditions,” or regional downturns affecting our sub-markets or downturns in the technology-related real estate industry that impair our ability to lease or renew or re-lease space, otherwise reduce returns on our investments or the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. As of September 30, 2008, we had no material tenants in bankruptcy.

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 0.6 million square feet of available space in our portfolio, which excludes approximately 1.6 million square feet available for redevelopment as of September 30, 2008, leases representing approximately 2.6% and 4.3% of the net rentable square footage of our portfolio are scheduled to expire during the three months ending December 31, 2008 and the year ending December 31, 2009, respectively.

Market concentration. We depend on the market for technology based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of September 30, 2008 our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of 9/30/08 total annualized rent (1)
Silicon Valley	15.1%
Chicago	13.9%
Dallas	10.6%
New York	10.3%
San Francisco	6.3%
Phoenix	6.2%
Northern Virginia	6.1%
Los Angeles	5.7%
Dublin, Ireland	5.1%
Other	20.7%

100.0%

(1)	Annualized rent is monthly contractual rent under existing leases as of September 30, 2008 multiplied by 12.

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

Interest Rates. As of September 30, 2008, we had approximately $335.3 million of variable rate debt, of which approximately $248.7 million was mortgage debt subject to interest rate cap or swap agreements, and $44.0 million was outstanding on our revolving credit facility. The availability of debt and equity capital has significantly decreased as a result of the circumstances described above under “Global market and economic conditions” . The affects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense as well as fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to our stockholders necessary to maintain our qualification as a REIT.

Demand for Datacenter Space. Our portfolio of properties consists primarily of technology-related real estate, and datacenter real estate in particular. A decrease in the demand for datacenter space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. Our redevelopment activities make us particularly susceptible to general economic slowdowns, including recessions and the other circumstances described above under “Global market and economic conditions”, as well as adverse developments in the corporate datacenter, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for datacenter space. Reduced demand could also result from business relocations, including to markets that we do not currently serve such as Asia. Changes in industry practice or in technology, such as virtualization technology, more efficient computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical datacenter space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy.

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

Investments in Real Estate

Acquisition of real estate. The price that we pay to acquire a property is impacted by many factors including the condition of the property and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the property and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases, any debt assumed from the seller or loans made by the seller to us and any building leases assumed from the seller. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. Our allocation methodology is summarized in note 2 to our consolidated financial statements in our annual report on Form 10-K. These allocation assessments have a direct impact on our results of operations. For example, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the property as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time. This potential effect occurs because the amounts allocated to property are depreciated over the estimated lives of the property whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of the value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in our condensed consolidated statements of operations.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the three and nine months ended September 30, 2008 and 2007. A summary of our operating results from continuing operations for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Statement of Operations Data:
Total operating revenues	$142,016	$104,794	$380,339	$289,344
Total operating expenses	(108,484)	(83,369)	(293,457)	(223,413)

Operating income	33,532	21,425	86,882	65,931
Other expenses, net	(14,463)	(16,299)	(42,165)	(46,351)

Income from continuing operations before minority interests	$19,069	$5,126	$44,717	$19,580

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of such growth, a period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (same store properties are properties that were owned and operated for the entire current period and the entire immediate preceding year). The following table identifies each of the properties in our portfolio acquired from January 1, 2007 through September 30, 2008.

Acquired Properties	Acquisition Date	Redevelopment Space as of September 30, 2008 (1)	Net Rentable Square Feet Excluding Redevelopment Space	Square Feet including Redevelopment Space	Occupancy Rate as of September 30, 2008 (2)
As of December 31, 2006 (57 properties)		699,928	9,921,978	10,621,906	95.0%

Year Ended December 31, 2007
21110 Ridgetop Circle	Jan-07	—	135,513	135,513	100.0
3011 LaFayette Street	Jan-07	—	90,780	90,780	100.0
44470 Chillum Place	Feb-07	—	95,440	95,440	100.0
43791 Devon Shafron Drive (3)	Mar-07	135,000	—	135,000	—
43831 Devon Shafron Drive (3)	Mar-07	—	117,071	117,071	100.0
43881 Devon Shafron Drive (3)	Mar-07	32,201	147,799	180,000	79.1
Mundells Roundabout (4)	Apr-07	113,464	—	113,464	—
210 N Tucker Boulevard	Aug-07	62,000	139,588	201,588	94.1
900 Walnut Street	Aug-07	—	112,266	112,266	93.5
1 Savvis Parkway	Aug-07	—	156,000	156,000	100.0
Clonshaugh Industrial Estate (Land) (5)	Sep-07	—	124,500	124,500	100.0
1500 Space Park Drive (6)	Sep-07	—	51,615	51,615	100.0
Cressex 1	Dec-07	50,848	—	50,848	—
Naritaweg 52	Dec-07	—	63,260	63,260	100.0
1 St. Anne’s Boulevard (7)	Dec-07	—	20,219	20,219	100.0
2 St. Anne’s Boulevard (7)	Dec-07	—	30,612	30,612	100.0
3 St. Anne’s Boulevard (7)	Dec-07	96,384	—	96,384	—

Subtotal		489,897	1,284,663	1,774,560	96.4%

Nine Months Ended September 30, 2008

365 South Randolphville Road	Feb-08	264,792	—	264,792	—
650 Randolph Road	Jun-08	127,790	—	127,790	—
1201 Comstock Street (6)	Jun-08	24,000	—	24,000	—
Manchester Technopark Plot C1, Birley Fields	Jun-08	—	38,016	38,016	100.0

Subtotal		416,582	38,016	454,598	100.0%

Total		1,606,407	11,244,657	12,851,064	95.2%

(1)	Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space.
(2)	Occupancy rates exclude redevelopment space.
(3)	The three buildings at Devon Shafron Drive are considered one property for our property count.
(4)	Land parcel held for development.
(5)	Building completed and placed into service in September 2007 on a land parcel acquired in 2006.
(6)	We acquired a 50% controlling interest in a joint venture that owns the building.
(7)	The three buildings at St. Anne’s Boulevard are considered one property for our property count.

In May 2008, we acquired 701 & 717 Leonard Street, a parking garage adjacent to one of our properties in Dallas, Texas, however, we exclude the acquisition from our property count.

Comparison of the Three Months Ended September 30, 2008 to the Three Months Ended September 30, 2007 and the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007

Portfolio

As of September 30, 2008, our portfolio consisted of 74 properties, excluding one property held as an investment in an unconsolidated joint venture with an aggregate of 12.9 million net rentable square feet including 1.6 million square feet held for redevelopment compared to a portfolio consisting of 67 properties (excluding three properties which we sold in 2006 and 2007 and which are presented as discontinued operations in the accompanying consolidated statements of operations), with an aggregate of 12.0 million net rentable square feet including 1.7 million square feet held for redevelopment as of September 30, 2007. The increase in our portfolio reflects the acquisition of 7 properties in the twelve months ended September 30, 2008.

Operating revenues

Operating revenues during the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Rental	$102,449	$82,536	$19,913	$293,161	$234,529	$58,632
Tenant reimbursements	29,882	22,104	7,778	77,367	54,414	22,953
Other	9,685	154	9,531	9,811	401	9,410

Total operating revenues	$142,016	$104,794	$37,222	$380,339	$289,344	$90,995

As shown by the same store and new properties table shown below, the increases in rental revenues and tenant reimbursement revenues in the periods ended September 30, 2008 compared to the same periods in 2007 were primarily due to new leasing at our same store properties and our acquisition of properties. We acquired 7 properties during the twelve months ended September 30, 2008.

The following table shows operating revenues for new properties (properties that were not owned for each of the full nine months ended September 30, 2008 and 2007) and same store properties (all other properties) (in thousands):

	Same Store			New Properties
	Three Months Ended September 30,			Three Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Rental	$85,972	$77,156	$8,816	$16,477	$5,380	$11,097
Tenant reimbursements	27,698	21,243	6,455	2,184	861	1,323
Other	9,685	154	9,531	—	—	—

Total operating revenues	$123,355	$98,553	$24,802	$18,661	$6,241	$12,420

	Same Store			New Properties
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Rental	$255,426	$224,026	$31,400	$37,735	$10,503	$27,232
Tenant reimbursements	72,063	53,357	18,706	5,304	1,057	4,247
Other	9,812	402	9,410	(1)	(1)	—

Total operating revenues	$337,301	$277,785	$59,516	$43,038	$11,559	$31,479

Same store rental revenues increased in the three and nine months ended September 30, 2008 compared to the same period in 2007 primarily as a result of new leases at our properties during the twelve months ended September 30, 2008 due to strong demand for datacenter space, the largest of which was for space in 3 Corporate Place, 350 East Cermak Road, 4025 Midway Road, 200 Paul Avenue 1-4 and 600 West Seventh Street. Rental revenue included amounts earned from leases with tel(x), a related party, of approximately $4.3 million and $3.5 million for the three months ended September 30, 2008 and 2007, respectively and $11.6 million and $10.1 million for the nine months ended September 30, 2008 and 2007, respectively. Same store tenant reimbursement revenues increased in both the three and nine months ended September 30, 2008 as compared to the same periods in 2007 primarily as a result of new leasing and higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 350 East Cermak Road, 3 Corporate Place, 200 Paul Avenue 1-4, Unit 9, Blanchardstown Corporate Park and 1100 Space Park Drive.

New property increases were caused by properties acquired during the period from January 1, 2007 to September 30, 2008. For the three and nine months ended September 30, 2008, 3011 Lafayette Street, Devon Shafron Drive properties (3 buildings), 1500 Space Park Drive and 900 Walnut Street contributed $8.6 million, or approximately 69% and $17.9 million, or approximately 57% of the total new properties increase in revenues compared to the same periods in 2007.

The increase in other revenue for the three and nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to lease termination revenue related to an early termination of a tenant lease during the three months ended September 30, 2008.

Operating Expenses and Interest Expense

Operating expenses and interest expense during the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Rental property operating and maintenance	$39,784	$30,539	$9,245	$107,744	$75,643	$32,101
Property taxes	8,689	7,859	830	25,335	22,741	2,594
Insurance	1,252	1,356	(104)	3,655	4,201	(546)
Depreciation and amortization	46,520	35,345	11,175	125,227	96,576	28,651
General and administrative	11,348	7,775	3,573	30,016	23,441	6,575
Other	891	495	396	1,480	811	669

Total operating expenses	$108,484	$83,369	$25,115	$293,457	$223,413	$70,044

Interest expense	$15,094	$16,683	$(1,589)	$44,007	$48,541	$(4,534)

As shown in the same store expense and new properties table below, total expenses in the three and nine months ended September 30, 2008 increased compared to the same period in 2007 primarily as a result of higher same store utility and maintenance costs, increased depreciation as additional development projects were placed into service and acquisition of properties.

The following table shows expenses for new properties (properties that were not owned for each of the full nine months ended September 30, 2008 and 2007) and same store properties (all other properties) (in thousands):

	Same Store			New Properties
	Three Months Ended September 30,			Three Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Rental property operating and maintenance	$34,405	$28,490	$5,915	$5,379	$2,049	$3,330
Property taxes	7,932	7,639	293	757	220	537
Insurance	1,165	1,361	(196)	87	(5)	92
Depreciation and amortization	38,041	32,940	5,101	8,479	2,405	6,074
General and administrative (1)	11,348	7,775	3,573	—	—	—
Other	884	491	393	7	4	3

Total operating expenses	$93,775	$78,696	$15,079	$14,709	$4,673	$10,036

Interest expense	$14,521	$13,785	$736	$573	$2,898	$(2,325)

	Same Store			New Properties
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Rental property operating and maintenance	$92,737	$71,894	$20,843	$15,007	$3,749	$11,258
Property taxes	23,301	22,283	1,018	2,034	458	1,576
Insurance	3,439	4,180	(741)	216	21	195
Depreciation and amortization	107,815	91,966	15,849	17,412	4,610	12,802
General and administrative (1)	30,016	23,441	6,575	—	—	—
Other	1,396	807	589	84	4	80

Total operating expenses	$258,704	$214,571	$44,133	$34,753	$8,842	$25,911

Interest expense	$42,023	$40,288	$1,735	$1,984	$8,253	$(6,269)

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.

Same store rental property operating and maintenance expenses increased in the three and nine months ended September 30, 2008 compared to the same period in 2007 primarily as a result of higher utility rates in several of our properties along with development projects being placed into service leading to higher utility expense in 2008. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $2.8 million and $1.2 million in the three months ended September 30, 2008 and 2007, respectively and $8.3 million and $3.2 million in the nine months ended September 30, 2008 and 2007, respectively.

Same store depreciation and amortization expense increased in the three and nine months ended September 30, 2008 compared to the same periods in 2007, principally because of depreciation of redevelopment projects that were placed into service in the final nine months of 2007 and during 2008 along with the acceleration of depreciation on assets associated with leases which will terminate earlier than previously estimated.

General and administrative expenses for the three and nine months ended September 30, 2008 increased compared to the same periods in 2007 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher professional fees and marketing expenses along with the compensation expense related to the acceleration of the 2005 OPP Grant.

Same store interest expense increased for the three and nine months ended September 30, 2008 as compared to the same period in 2007 primarily as a result of higher average outstanding debt balances during 2008 compared to 2007 due to financings on 3 Corporate Place, 2045 & 2055 LaFayette Street and 150 South First Street, partially offset by a decrease in interest expense at 350 East Cermak Road due to a lower variable interest rate. Interest incurred on our revolving credit facility and senior exchangeable debentures is allocated entirely to new properties in the table above. During the three months ended September 30, 2008 and 2007, we capitalized interest of approximately $4.4 million and $3.1 million, respectively, and for the nine months ended September 30, 2007 and 2006, we capitalized interest of approximately $13.3 million and $7.4 million, respectively.

New property increases were caused by properties acquired during the period from January 1, 2007 to September 30, 2008. For the three and nine months ended September 30, 2008, 3011 Lafayette Street, Devon Shafron Drive properties (3 buildings), 900 Walnut Street and 210 N. Tucker Boulevard contributed $5.8 million, or approximately 58%, and $13.9 million, or approximately 54% of the total new properties increase in total operating expenses compared to the same period in 2007.

Minority Interests

Minority interests has decreased for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 primarily as a result of the weighted average minority ownership percentage decreasing from approximately 11% for the three months ended September 30, 2007 to approximately 8% for the three months ended September 30, 2008 and decreasing from approximately 13% for the nine months ended September 30, 2007 to approximately 9% for the nine months ended September 30, 2008.

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

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

As of September 30, 2008, we had $42.0 million of cash and cash equivalents, excluding $45.4 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements as well as capital expenditures.

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

As of September 30, 2008 our revolving credit facility had a total capacity of $675.0 million and matures in August 2010, subject to two one-year extension options exercisable by us. As of September 30, 2008, borrowings under the revolving credit facility bore interest at a blended rate of 5.75% (Euro) and 6.66% (British Pound Sterling), which is based on 1-month LIBOR, 1-month EURIBOR and 1-month GBP LIBOR, respectively, plus a margin of 1.10%. The margin can range from 1.10% to 2.00%, depending on our Operating Partnership’s total leverage ratio. The revolving credit facility has a $462.5 million sub-facility for multicurrency advances in British Pounds Sterling, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, to fund tenant improvements and capital expenditures, fund development and redevelopment activities, finance the acquisition of additional properties and provide for working capital and other corporate purposes. As of September 30, 2008, approximately $44.0 million was drawn under this facility, and $10.0 million of letters of credit were issued, leaving $621.0 million available for use.

For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.

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

On July 17, 2008, we completed the refinancing of 3 Corporate Place in Piscataway, New Jersey. The new interest-only loan for $80.0 million bears interest at 6.72% per year, matures on August 1, 2011 and is subject to two one-year extensions upon the satisfaction of certain conditions. The $70.0 million construction loan was terminated on June 12, 2008.

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

On September 2, 2008, we closed a construction and permanent secured debt financing for the Mundells Roundabout property located in suburban London, England. Following practical completion of construction and lease execution, the loan becomes a permanent, five year interest-only financing of up to £53.7 million (equal to approximately $95.6 million based on the exchange rate as of September 30, 2008).

On September 11, 2008, we completed the refinancing of 1500 Space Park Drive in Santa Clara, California. The new loan for $44.0 million bears interest at 6.15% per year and matures on October 5, 2013 with principal amortization on a 15-year schedule.

Properties acquired in 2008

During the nine months ended September 30, 2008 we acquired the following properties:

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

Construction

As of September 30, 2008 and December 31, 2007, work in progress, including the proportionate land and property costs related to current construction projects amounted to $306.1 million and $494.5 million, respectively. In addition, our redevelopment program includes the proportionate land and building costs related to other targeted projects in the amount of $82.8 million and $100.0 million as of September 30, 2008 and December 31, 2007, respectively. Work in progress related to non-redevelopment projects, primarily tenant and building improvements, amounted to $1.8 million and $7.1 million as of September 30, 2008 and December 31, 2007, respectively.

Future uses of cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of September 30, 2008, we had approximately 1.6 million square feet of redevelopment space and we also owned approximately 195,000 net rentable square feet of datacenter space with extensive installed tenant improvements that we may subdivide for Turn-Key Datacenter™ use during the next two years rather than lease such space to large single tenants. Turn-Key Datacenter™ space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Datacenter™ space, we expect to incur significant tenant improvement costs to build out and redevelop these spaces. At September 30, 2008, approximately 294,000 square feet of our space held for redevelopment was under construction for Turn-Key Datacenter™, build-to-suit datacenter and Powered Base Building™ space in five U.S. and European markets. At September 30, 2008, we had commitments under construction contracts for approximately $105.2 million, excluding approximately $42.2 million of the obligations for which third parties are obligated to reimburse us. We currently expect to incur $150.0 million and $325.0 million of capital expenditures for our redevelopment program during the three months ended December 31, 2008 and the year ended December 31, 2009, respectively, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

We are also subject to the commitments discussed below under “Commitments and Contingencies” and Off-Balance Sheet Arrangements, and Distributions as described below.

Consistent with our growth strategy, we actively pursue opportunities for potential acquisitions, with due diligence and negotiations often at different stages at different times. Year-to-date, we have acquired five properties for $70.0 million. We currently expect total acquisitions for the full year to be approximately $110.0 million, though this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results, availability of debt or equity capital or based on acquisition opportunities.

We expect to meet our long-term liquidity requirements to pay for scheduled debt maturities and to fund property acquisitions and non-recurring capital improvements with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities. We also may fund future property acquisitions and non-recurring capital improvements using our revolving credit facility pending permanent financing. If we are not able to obtain additional financing on terms attractive to us, or at all as a result of the circumstances described above under “Factors Which May Influence Future Results of Operations—Global market and economic conditions”, we may be required to reduce our acquisitions or capital expenditure plans, which could have a material adverse effect upon our business and results of operations.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to continue to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred stockholders, common stockholders and unit holders from cash flow from operating activities. All such distributions are at the discretion of our board of directors. We may be required to use borrowings under the revolving credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. We have distributed 100% of our taxable income since inception to minimize corporate level federal income taxes. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our status as a REIT. The exchange rate on our $172.5 million principal amount of exchangeable debentures and the conversion rate on our series C cumulative convertible preferred stock and our series D cumulative convertible preferred stock are each subject to adjustment for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.265 per share per quarter, $0.28625 per share per quarter and $0.31 per share per quarter, respectively. Therefore, increases to our quarterly dividend may increase the dilutive impact of the exchangeable debentures, series C cumulative convertible preferred stock and series D cumulative convertible preferred stock on our common stockholders.

Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 260,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013. We made a payment of approximately $17,000 to the seller during the nine months ended September 30, 2008. No payments were made in 2007. We have recorded no liability for this contingent liability on our balance sheet at September 30, 2008.

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other liabilities include $1.3 million and $1.5 million for this liability as of September 30, 2008 and December 31, 2007, respectively. During the nine months ended September 30, 2008 and 2007, we paid approximately $0.2 million and $0.1 million, respectively, to the seller.

As of September 30, 2008, we were a party to interest rate cap and swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt, as of September 30, 2008 (in millions):

Debt Summary:
Fixed rate	$948.5
Variable rate—hedged by interest rate swaps	151.8

Total fixed rate	1,100.3
Variable rate (1)	183.4

Total	$1,283.7

Percent of Total Debt:
Fixed rate (including swapped debt)	85.7%
Variable rate	14.3%

Total	100.0%

Effective Interest Rate as of September 30, 2008(2):
Fixed rate (including swapped debt)	5.67%
Variable rate	6.33%
Effective interest rate	5.76%

(1)	We have a 1-month USD LIBOR interest rate cap with a notional amount of $96.9 million, that is not designated as a hedge. The interest rate cap agreement effectively caps interest payments from exceeding 6.00% plus the spread. Subsequent to quarter end, we put an interest rate swap agreement in place to convert floating rate interest payments based on 1-month USD LIBOR on the 350 East Cermak Road loan to a fixed rate of 3.1675%.
(2)	Excludes impact of deferred financing cost amortization.

As of September 30, 2008, we had approximately $1.3 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total market capitalization was approximately 23% (based on the closing price of our common stock on September 30, 2008 of $47.25). For this purpose, our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us (with the per unit value equal to the market value of one share of our common stock and excluding long-term incentive units and Class C units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various LIBOR, GBP LIBOR and EURIBOR rates ranging from one to twelve months, depending on the respective agreement governing the debt. Assuming maturity of our exchangeable senior debentures at their first redemption date in August 2011, as of September 30, 2008, our debt had a weighted average term to initial maturity of approximately 5.0 years (approximately 5.2 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of September 30, 2008, we were a party to an interest rate cap agreement related to $96.9 million of outstanding principal on our variable rate debt and interest rate swap agreements related to $151.8 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

The exchangeable senior debentures provide for excess exchange value to be paid in cash or shares of our common stock if our stock price exceeds a certain amount. See note 6 to our condensed consolidated financial statements for a further description of our exchangeable senior debentures.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007

The following table shows cash flows and ending cash and cash equivalent balances for the nine months ended September 30, 2008 and 2007, respectively (in thousands):

	Nine Months Ended September 30,
	2008	2007	Change
Net cash provided by operating activities (including discontinued operations)	$123,537	$79,638	$43,899
Net cash used in investing activities	(468,038)	(344,821)	(123,217)
Net cash provided by financing activities	355,127	292,104	63,023

Net increase in cash and cash equivalents	$10,626	$26,921	$(16,295)

The increase in net cash provided by operating activities was primarily due to increased cash flows from new leasing at our same store properties and our acquisition of new operating properties during the twelve months ended September 30, 2008. Net cash used in investing activities increased for the nine months ended September 30, 2008, as we had an increase in cash payments for our redevelopment program offset by a decrease in cash paid for acquisitions for the nine months ended September 30, 2008 ($68.6 million) as compared to the same period in 2007 ($276.0 million). The higher use of cash for acquisitions in 2007 more than offset the receipt of proceeds from the sales of 100 Technology Center Drive and 4055 Valley View Lane in March 2007.

Net cash flows from financing activities consisted of the following amounts (in thousands):

	Nine Months Ended September 30,
	2008	2007	Change
Net (repayments on) proceeds from borrowings	$(79,097)	$194,655	$(273,752)
Net proceeds from issuance of common/preferred stock, including exercise of stock options	549,337	169,875	379,462
Dividend and distribution payments	(119,928)	(66,898)	(53,030)
Other	4,815	(5,528)	10,343

Net cash provided by financing activities	$355,127	$292,104	$63,023

The change in net borrowings for the nine months ended September 30, 2008 as compared to the same period in 2007 was a result of repayments on the revolving credit facility with proceeds from the issuance of our preferred stock (net proceeds of $334.1 million in February 2008 as compared to $169.4 million in April 2007) and common stock (net proceeds of $211.8 million in July 2008) offset by proceeds from mortgage/construction loans in 2008 for 3 Corporate Place ($80.0 million), 1500 Space Park Drive ($44.0 million) and Mundells Roundabout ($42.6 million) and 2007 for 2045 & 2055 Lafayette Street ($68.0 million) and 150 South First Street ($53.3 million). The increase in dividend and distribution payments for the nine months ended September 30, 2008 as compared to the same period in 2007 was a result of the third quarter 2008 common dividend being paid as of September 30, 2008 whereas the third quarter 2007 common dividend and distribution was accrued and unpaid as of September 30, 2007, an increase in shares outstanding in 2008 as compared to 2007 and dividends on our series D preferred stock being paid as of September 30, 2008, whereas this series of preferred stock was not outstanding as of September 30, 2007.

Minority interest

Minority interests relate to the interests in the Operating Partnership that are not owned by us, which, as of September 30, 2008, amounted to 7.3% of the Operating Partnership common units. In conjunction with our formation, GI Partners received common units, in exchange for contributing ownership interests in properties to the Operating Partnership. Also in connection with acquiring real estate interests owned by third parties, the Operating Partnership issued common units to those sellers.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157 “ (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements for items within the scope of FSP 157-2, which will become effective beginning with our first quarter of 2009.

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

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are evaluating the potential impact of this statement.

In May 2008, the FASB issued Staff Position Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that have a “net settlement feature” permitting settlement partially or fully in cash upon conversion. The adoption of FSP APB 14-1 will not affect our cash flows; however, it will impact our results of operations by increasing interest expense associated with our 4.125% Senior Exchangeable Debentures due August 15, 2026 (the Debentures) by adding a non-cash component to amortize a debt discount calculated based on the difference between the cash coupon of the convertible debt instrument and the estimated non-convertible debt borrowing rate. The Debentures were issued in August 2006 and bear interest at a rate of 4.125% per annum. The adoption of FSP APB 14-1 will require the Company to record a debt discount, which will be amortized to interest expense through August 15, 2011, representing the first date on which holders of the Debentures may require us to repurchase all or a portion of their notes. Upon the adoption of FSP APB 14-1, the result will be a decrease to net income as a result of amortizing the non-cash debt discount. Upon conversion of a convertible debt instrument, we must allocate the fair value of the consideration transferred and any transaction costs incurred between the equity and liability components. This is done by first allocating to the liability component an amount equal to the fair value of the liability component immediately prior to its conversion, with the residual consideration allocated to the equity component. Any gain or loss equal to the difference between the consideration allocated to the liability component and the carrying value of the liability component, including any unamortized debt discount or issuance costs, is recorded in earnings. The effective date is January 1, 2009 with the application of the new accounting applied retrospectively to both new and existing convertible instruments, including the Debentures we issued in 2006. As a result of the new accounting, beginning in 2009, we will recognize an additional non-cash interest expense, for GAAP purposes, of between $3.9 million and $4.4 million per annum, prior to the capitalization of interest as a result of our development activities. In addition, we will be required to restate our 2006, 2007 and 2008 results to reflect the additional non-cash interest expense for the periods the Debentures were outstanding in those years.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective in November 2008. The adoption of the provisions of SFAS 162 is not anticipated to materially impact our consolidated financial position and results of operations.

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

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of September 30, 2008, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$948.5	$992.9

Variable rate debt subject to interest rate swaps	151.8	153.7

Total fixed rate debt (including interest rate swaps)	1,100.3	1,146.6

Variable rate debt	183.4	183.4

Total outstanding debt	$1,283.7	$1,330.0

Interest rate swaps included in this table and their fair values as of September 30, 2008 were as follows (in thousands):

Current Notional Amount		Strike Rate	Effective Date	Expiration Date	Fair Value at Significant Other Observable Inputs (Level 2)
$8,406		5.020	Dec. 1, 2006	Dec. 1, 2008	$(31)
23,465	(1)	4.944	Jul. 10, 2006	Apr. 10, 2011	76
15,233	(2)	3.981	May 17, 2006	Jul. 18, 2013	300
11,021	(2)	4.070	Jun. 23, 2006	Jul. 18, 2013	177
9,697	(2)	3.989	Jul. 27, 2006	Oct. 18, 2013	199
45,130	(2)	3.776	Dec. 5, 2006	Jan. 18, 2012	847
38,801	(2)	4.000	Dec. 20, 2006	Jan. 18, 2012	471

$151,753					$2,039

(1)	Translation to U.S. dollars is based on exchange rate of $1.78 to £1.00 as of September 30, 2008.
(2)	Translation to U.S. dollars is based on exchange rate of $1.41 to €1.00 as of September 30, 2008.

We purchased an interest rate cap from a financial institution with a notional amount of $96.9 million on a 1-month USD LIBOR based loan at 350 East Cermak Road. Under the interest rate cap agreement, we would receive payments from the counterparty in the event LIBOR exceeds 6.00% over the term of the agreement. The interest rate cap agreement expires on June 15, 2009. The fair value of the cap was immaterial as of September 30, 2008. Subsequent to quarter end, we put an interest rate swap agreement in place to convert floating rate interest payments based on 1-month USD LIBOR on the 350 East Cermak Road loan to a fixed rate of 3.1675%.

Sensitivity to changes in interest rates.

The following table shows the effect if assumed changes in interest rates occurred:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	40	$1.7

Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(40)	$(1.7)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	40	0.7
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	(40)	(0.7)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(40)	13.9
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	40	(13.0)

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

Foreign currency forward exchange risk

As of September 30, 2008, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland and Canada and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British Pound, Euro and the Swiss Franc, except for our Canadian property for which the functional currency is the U.S. dollar. For these currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. For the three and nine months ended September 30, 2008, operating revenues from properties outside the United States contributed $13.2 million and $35.6 million, respectively, which represented 9.3% and 9.4% of our operating revenues, respectively. Due to the decline in value of the U.S. dollar relative to the British Pound Sterling and Euro, should we substantially liquidate these foreign subsidiaries, a significant positive impact on our earnings in the periods in which the liquidation occurs would result.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If current global market and economic conditions continue or intensify our business, results of operations, cash flows and financial condition may be adversely affected.

Recent U.S., European and other international market and economic conditions have been unprecedented and challenging, with significantly tighter credit conditions and slower growth expected through and beyond the third quarter of 2008. For the nine-month period ended September 30, 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S., European and other international mortgage markets and declining residential and commercial real estate markets have contributed to increased market volatility and diminished expectations for the U.S., European and other economies. In the third quarter, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government’s loan to American International Group Inc., as well as other federal government interventions in the U.S. credit markets and similar events in Europe and other regions has led to increased uncertainty and instability in global capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have subsequent to the end of the quarter contributed to global volatility of unprecedented levels.

As a result of these conditions, the cost and availability of credit has been and may continue to be adversely affected in all markets in which we own properties and conduct our operations. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease, to provide funding to borrowers. Continued turbulence in the U.S., European and other international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. If these market and economic conditions continue, they may limit our ability, and the ability of our tenants, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our tenants’, financial condition and results of operations.

In addition, our access to funds under our revolving credit facility and other lines of credit depend on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. We cannot assure you that continuing long-term disruptions in the global economy and the continuation of tighter credit conditions among, and potential failures of, third party financial institutions as a result of such disruptions will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitments to us, our business, results of operation, cash flows and financial condition could be adversely affected.

If we do not have sufficient cash flow to continue operating our business and are unable to borrow additional funds or are unable to access our existing lines of credit, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, curtailing development or redevelopment activity, disposing of one or more of our properties possibly on disadvantageous terms or entering into or renewing leases on less favorable terms than we otherwise would.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3 – Defaults Upon Senior Securities.

None.

ITEM 4 – Submission of Matters to a Vote of Security Holders.

None.

ITEM 5 – Other Information.

(a) None.

(b) None.

ITEM 6 – Exhibits

Exhibit

10.1	Employment Agreement among Digital Realty Trust, Inc., Digital Realty Trust, L.P., DLR, LLC and Michael F. Foust.

10.2	Employment Agreement among Digital Realty Trust, Inc., Digital Realty Trust, L.P., DLR, LLC and Richard A. Magnuson.

10.3	Employment Agreement among Digital Realty Trust, Inc., Digital Realty Trust, L.P., DLR, LLC and A. William Stein.

10.4	Employment Agreement among Digital Realty Trust, Inc., Digital Realty Trust, L.P., DLR, LLC and Christopher J. Crosby.

10.5	Forms of Amendment to Class C Profits Interest Units Agreement.

12.1	Statement of Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

November 10, 2008	/s/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer (principal executive officer)

November 10, 2008	/s/ A. WILLIAM STEIN
A. William Stein Chief Financial Officer and Chief Investment Officer (principal financial officer)

November 10, 2008	/s/ EDWARD F. SHAM
Edward F. Sham Vice President and Controller (principal accounting officer)