Form 10-K
period 2008-12-31
Digital Realty Trust, Inc.
filed 2009-03-02
CIK 1297996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008.

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

Large-accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2008 totaled approximately $2,400.2 million based on the closing price for the registrant’s common stock on that day as reported by the New York Stock Exchange. Such value excludes common stock held by executive officers, directors and 10% or greater stockholders as of June 30, 2008. The identification of 10% or greater stockholders as of June 30, 2008 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2008. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 20, 2009
Common Stock, $.01 par value per share	75,883,694

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement with respect to its 2009 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

DIGITAL REALTY TRUST, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

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

Through our operating partnership, at December 31, 2008 we owned 75 properties, excluding one property held as an investment in an unconsolidated joint venture. Our properties are primarily located throughout North America with 13 properties in Europe. Our properties contain a total of approximately 13.0 million net rentable square feet, including approximately 1.6 million square feet held for redevelopment. A significant component of our current and future internal growth is anticipated through the development of our existing space held for redevelopment and new properties. Our operations and acquisition activities are focused on a limited number of markets where technology industry tenants and corporate datacenter users are concentrated, including the Chicago, Dallas, Los Angeles, New York/New Jersey, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S. and the London, Dublin, Paris and Amsterdam markets in Europe. As of December 31, 2008, our portfolio, excluding space held for redevelopment, was approximately 94.9% leased at an average annualized rent per leased square foot of $36.09. The types of properties within our focus include:

•	Internet gateway datacenters, which serve as hubs for Internet and data communications within and between major metropolitan areas;

•

Corporate datacenters, which provide secure, continuously available environments for the storage and processing of critical electronic information. Data centers are used for disaster recovery purposes, transaction processing and to house corporate IT operations;

•

Technology manufacturing properties, which contain highly specialized manufacturing environments for such purposes as disk drive manufacturing, semiconductor manufacturing and specialty pharmaceutical manufacturing; and

•	Regional or national offices of technology companies that are located in our target markets.

Unlike traditional office and flex/research and development space, the location of and improvements to our facilities are generally essential to our tenants’ businesses, which we believe results in high occupancy levels, long lease terms and low tenant turnover. In addition, many of our properties have tenant improvements that have been installed at our tenants’ expense. The tenant improvements in our facilities are generally readily adaptable for use by similar tenants. We also had approximately 1.6 million square feet available for redevelopment at December 31, 2008.

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

Recent Developments

On December 10, 2008, we acquired the remaining 50% interest in a joint venture that owns 1500 Space Park Drive and 1201 Comstock Street for approximately $20.6 million. The two properties are located in Santa Clara, California. The acquisition was financed with borrowings under our revolving credit facility.

On November 20, 2008, we acquired 7505 Mason King Court, a property located in Manassas, Virginia for approximately $10.6 million. The acquisition was financed with borrowings under our revolving credit facility. In January 2009, we leased the entire space within the 109,650 square foot building to a single tenant.

On November 5, 2008, we made a draw of $33.0 million on our Prudential Shelf Facility, or our Shelf Facility. The $33.0 million series B notes have an interest-only rate of 9.32% per annum and a five-year maturity. We used the proceeds of the notes to temporarily repay borrowings under our revolving credit facility and for general corporate purposes.

Subsequent Events

On February 24, 2009, we declared the following distributions per share and the Operating Partnership made an equivalent distribution per unit.

Share Class	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Common stock and common unit
Dividend and distribution amount	$0.531250	$0.492188	$0.273438	$0.343750	$0.330000
Dividend and distribution payable date	March 31, 2009	March 31, 2009	March 31, 2009	March 31, 2009	March 31, 2009
Dividend payable to shareholders of record on	March 16, 2009	March 16, 2009	March 16, 2009	March 16, 2009	March 16, 2009
Annual equivalent rate of dividend and distribution	$2.125	$1.969	$1.094	$1.375	$1.320

On February 13, 2009, we completed an offering of 2,500,000 shares of common stock for total net proceeds, after deducting estimated expenses, of approximately $83.3 million. We used the net proceeds from the offering to temporarily repay borrowings under our revolving credit facility, to fund development and redevelopment activities and for general corporate purposes.

On January 6, 2009, we made a draw of $25.0 million on our Shelf Facility. The $25.0 million series C notes have an interest-only rate of 9.68% per annum and a seven-year maturity. We intend to use the proceeds of the notes to temporarily repay borrowings under our revolving credit facility and for general corporate purposes.

On February 27, 2009, we notified the lenders under our mortgage agreement with respect to 350 East Cermak Road that we will repay in full the outstanding principal balance, accrued interest and other fees due on the loan on March 9, 2009. We expect to finance the repayment with approximately $97.0 million in borrowings under our revolving credit facility.

Our Competitive Strengths

We believe we distinguish ourselves from other owners, acquirors and managers of technology-related real estate through our competitive strengths, which include:

•

High-Quality Portfolio that is Difficult to Replicate. Our portfolio contains state-of-the-art datacenter facilities with extensive tenant improvements. Based on current market rents and the estimated replacement costs of our properties and their improvements, we believe that many of our properties could not be replicated today on a cost-competitive basis. Our portfolio of corporate and

Internet gateway datacenter facilities is equipped to meet the power and cooling requirements for the most demanding corporate IT applications. Many of the properties in our portfolio are located on major aggregation points formed by the physical presence of multiple major telecommunications service providers, which reduces our tenants’ costs and operational risks and increases the attractiveness of our buildings.

•

Presence in Key Markets. Our portfolio is located in 27 metropolitan areas, including the Chicago, Dallas, Los Angeles, New York/New Jersey, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S. and the London, Dublin, Paris and Amsterdam markets in Europe, and is diversified so that no one market represented more than 14.6% of the aggregate annualized rent of our portfolio as of December 31, 2008.

•

Ability To Sign New Leases. We have considerable experience in identifying and leasing to new tenants. The combination of our specialized datacenter leasing team and customer referrals has continued to provide a robust pipeline of new tenants. During the year ended December 31, 2008, we commenced new leases totaling approximately 1,144,000 square feet, which resulted in annualized GAAP rent of approximately $113.9 million. These leases were comprised of Powered Base BuildingSM, Turn-Key DatacentersSM, and ancillary office and other uses.

•

Acquisition Capability. As of December 31, 2008, our portfolio consisted of 75 technology-related real estate properties, excluding one property held through an investment in an unconsolidated joint venture, that we or our predecessor acquired beginning in 2002, for an aggregate of 13.0 million net rentable square feet, including approximately 1.6 million square feet held for redevelopment. We have developed detailed, standardized procedures for evaluating acquisitions, including income producing assets and vacant properties suitable for redevelopment, to ensure that they meet our financial, technical and other criteria. These procedures and our in-depth knowledge of the technology and datacenter industries allow us to identify strategically located properties and evaluate investment opportunities efficiently and, as appropriate, commit and close quickly. Our broad network of contacts within a highly fragmented universe of sellers and brokers of technology-related real estate enables us to capitalize on acquisition opportunities. As a result, we acquired more than half of our properties before they were broadly marketed by real estate brokers.

•

Flexible Datacenter Solutions. We provide flexible, customer oriented solutions designed to meet the needs of technology and corporate datacenter users, including Turn-Key Datacenter SM , Powered Base Building SM and built-to-suit options. Our Turn-Key DatacentersSM are move-in ready, physically secure facilities with the power and cooling capabilities to support mission critical IT enterprise applications. We believe our Turn-Key Datacenters SM are effective solutions for tenants that lack the expertise, capital budget or desire to provide their own extensive datacenter infrastructure, management and security. For tenants that possess the ability to build and operate their own facility, our Powered Base Building SM solution provides the physical location, required power and network access necessary to support a state-of-the-art datacenter. Our in-house engineering and design and construction professionals can also provide tenants with customized build-to-suit solutions to meet their unique specifications. Our Critical Facilities Management SM services and team of technical engineers and datacenter operations experts provide 24/7 support for these mission-critical facilities.

•

Development Advantages. Our extensive development activity, operating scale and process-based approach to datacenter design, construction and operations can result in significant cost savings and added value for our tenants. We have leveraged our purchasing power by securing global purchasing agreements and developing relationships with major equipment manufacturers, reducing costs and shortening delivery timeframes on key components, including major mechanical and electrical equipment. Utilizing our innovative modular datacenter design, which we refer to as POD Architecture SM, we deliver what we believe to be a technically superior datacenter environment at significant cost savings. In addition, by utilizing our POD Architecture SM to develop new Turn-Key Datacenters SM in our existing Powered Base Buildings SM, on average we have been able to deliver a fully commissioned facility in just under 30 weeks. Finally, our access to capital allows us to provide financing options for tenants that do not want to invest their own capital.

•

Diverse Tenant Base Across a Variety of Industry Sectors. We use our in-depth knowledge of the requirements and trends for Internet and data communications and corporate datacenter users to market our properties to domestic and international tenants with specific technology needs. At December 31, 2008, we had approximately 350 tenants across a variety of industry sectors, ranging from information technology and Internet enterprises to financial services, energy and manufacturing companies. No single tenant accounted for more than 11.1% of the aggregate annualized rent of our portfolio as of December 31, 2008.

•

Experienced and Committed Management Team and Organization. Our senior management team, including our Chairman, has an average of over 24 years of experience in the technology or real estate industries, including experience as investors in, advisors to and founders of technology companies. We believe that our senior management team’s extensive knowledge of both the real estate and the technology industries provides us with a key competitive advantage. At December 31, 2008, our senior management team collectively owned common equity interests in our company of approximately 1.7%, which aligns management’s interests with those of our stockholders.

•

Long-Term Leases That Complement Our Growth. We have long-term leases with stable cash flows. As of December 31, 2008, our average original lease term was in excess of 13 years, with an average of seven years remaining, excluding renewal options. Our lease expirations for the years ending December 31, 2009 and 2010 are 4.7% and 8.0% of net rentable square feet, respectively, excluding space held for redevelopment as of December 31, 2008.

Business and Growth Strategies

Our primary business objectives are to maximize sustainable long-term growth in earnings, funds from operations and cash flow per share and to maximize returns to our stockholders. Our business strategies to achieve these objectives are:

•

Achieve Superior Returns on Redevelopment Inventory. At December 31, 2008, we had approximately 1.6 million square feet held for redevelopment. At December 31, 2008, 409,000 square feet of our space held for redevelopment was under construction for Turn-Key Datacenter SM and build-to-suit datacenter space in six U.S. and European markets. These projects will have sufficient power capacity to meet the power and cooling requirements of today’s advanced datacenters. We intend to continue to build-out our redevelopment portfolio when justified by anticipated returns.

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

•

Access and Use Capital Efficiently. We believe we can increase stockholder returns by effectively accessing and deploying capital. Since our initial public offering in 2004, we have raised over $3.4 billion of capital through common, preferred and convertible preferred equity offerings, an exchangeable debt offering, our revolving credit facility, secured mortgage financings and refinancings, and sales of non-core assets. We will endeavor to maintain financial flexibility while using our liquidity and access to capital to support our acquisition, leasing, development and redevelopment programs, which are important sources of growth for the company.

•

Maximize the Cash Flow of our Properties. We aggressively manage and lease our assets to increase their cash flow. We often acquire properties with substantial in-place cash flow and some vacancy, which enables us to create upside through lease-up. Moreover, many of our properties contain extensive in-place infrastructure or buildout that may result in higher rents when leased to tenants seeking these improvements. We control our costs by negotiating expense pass-through provisions in tenant leases for operating expenses, including power costs, and certain capital expenditures. Leases covering more than 75% of the leased net rentable square feet in our portfolio as of December 31, 2008 required tenants to pay all or a portion of increases in operating expenses, including real estate taxes, insurance, common area charges and other expenses.

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

Competition

We compete with numerous developers, owners and operators of real estate and datacenters, many of which own properties similar to ours in the same markets in which our properties are located, including DuPont Fabros Technology, Inc., 365 Main Inc., CRG West and various local developers in the U.S., and Global Switch and various regional operators in Europe. If our competitors offer space that our tenants or potential tenants perceive to be superior to ours based on numerous factors, including available power, security considerations, location, or connectivity, or if they offer rental rates below current market rates, or below the rental rates we are offering, we may lose tenants or potential tenants or be required to incur costs to improve our properties or reduce our rental rates. In addition, recently many of our competitors have developed or redeveloped additional datacenter space. If the supply of datacenter space continues to increase as a result of these activities or otherwise, rental rates may be reduced or we may face delays in or be unable to lease our vacant space, including space that we develop or redevelop. Finally, if tenants or potential tenants desire services that we do not offer, we may not be able to lease our space to those tenants. Our financial condition, results of operations, cash flow, cash available for distribution, including cash available to pay dividends to our preferred or common stockholders, and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.

Regulation

General

Office properties in our submarkets are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties as of December 31, 2008 has the necessary permits and approvals to operate its business.

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

Employees

As of December 31, 2008 we had 210 employees. None of these employees is represented by a labor union.

Offices

Our headquarters is located in San Francisco. We have regional offices in Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia and Phoenix and international offices in Dublin, London and Paris.

ITEM 1A.	RISK FACTORS

For purposes of this section, the term “stockholders” means the holders of shares of our common stock and of our preferred stock. Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following factors in evaluating our company, our properties and our business. The occurrence of any of the following risks might cause our stockholders to lose all or a part of their investment. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” starting on page 27.

Risks Related to Our Business and Operations

Global Economic Conditions

Recent U.S., European and other international market and economic conditions have been unprecedented and challenging, with significantly tighter credit conditions and recession in all markets in which we own properties and conduct our operations continuing into 2009. Continued concerns about the systemic impact of potential wide-spread and long-term recession, energy costs, geopolitical issues, the availability and cost of credit, global financial and mortgage markets, corporate and consumer debt levels and declining residential and commercial real estate markets have contributed to increased market volatility and diminished expectations for the U.S., European and other economies. In the second half of 2008, added concerns fueled by the U.S. government’s conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the forced sale of Bear Stearns to JPMorgan Chase, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government’s financial assistance to American International Group Inc., Citibank, Bank of America and other federal government interventions in the U.S. financial system and similar events in Europe and other regions has led to increased uncertainty and instability in global capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have and continue to contribute to global volatility of unprecedented levels.

As a result of these conditions, general economic conditions and the cost and availability of capital have been and may continue to be adversely affected in all markets in which we own properties and conduct our operations. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease, to provide credit to businesses and consumers. Continued turbulence in the U.S., European and other international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. If these market and economic conditions continue, they may limit our ability, and the ability of our tenants, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our tenants’, financial condition and results of operations.

In addition, our access to funds under our revolving credit facility and other lines of credit depend on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. We cannot assure you that continuing long-term disruptions in the global economy and the continuation of tighter credit conditions among, and potential failures or nationalizations of, third party financial institutions as a result of such disruptions will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitments to us, our business, results of operation, cash flows and financial condition could be adversely affected.

If we do not have sufficient cash flow to continue operating our business and are unable to borrow additional funds, access our existing lines of credit or raise equity capital, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, curtailing development or redevelopment activity, disposing of one or more of our properties possibly on disadvantageous terms or entering into or renewing leases on less favorable terms than we otherwise would.

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

If the United States Federal Reserve increases short term interest rates, this would have a significant upward impact on shorter-term interest rates, including the interest rates that our variable rate debt is based upon. Furthermore, difficulties with “sub-prime” residential housing credit have impacted corporate debt. Liquidity previously provided by commercial mortgage-backed securities and collateralized debt obligations has significantly decreased. The affects on commercial real estate mortgages and other debt include:

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

If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay cash dividends to our stockholders to maintain our qualification as a REIT.

Declining real estate valuations and impairment charges could adversely affect our earnings and financial condition.

We review the carrying value of our properties when circumstances, such as adverse market conditions (including conditions resulting from the current global economic recession), indicate potential impairment may exist. We base our review on an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis. Impairment charges could adversely affect our financial condition, results of operations, cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders and per share trading price of our common stock or preferred stock.

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

As of December 31, 2008, the 20 largest tenants in our property portfolio represented approximately 57% of the total annualized rent generated by our properties. Our largest tenants by annualized rent are Savvis Communications and Qwest Communications International. Savvis Communications leased approximately 1.7 million square feet of net rentable space as of December 31, 2008, representing approximately 11.1% of the total annualized rent generated by our properties. Qwest Communications International leased approximately 638,000 square feet of net rentable space as of December 31, 2008, representing approximately 5.1% of the total annualized rent generated by our properties. In addition, 35 of our 75 properties are occupied by single tenants, including properties occupied solely by Savvis Communications and Qwest Communications International. Many factors, including consequences of current global economic conditions, may cause our tenants to experience a downturn in their businesses or otherwise experience a lack of liquidity, which may weaken their financial condition and result in their failure to make timely rental payments or their default under their leases. If any tenant defaults or fails to make timely rent payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

The bankruptcy or insolvency of a major tenant may adversely affect the income produced by our properties.

If any tenant becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. At December 31, 2008 one tenant, Lyondell Chemical Company (Lyondell) was in bankruptcy. As of December 31, 2008, Lyondell leased approximately 15,500 square feet of net rentable space at a property in Dallas, Texas and was current on all of its rental obligations.

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

Our properties are located in 27 metropolitan areas. We depend upon the local economic conditions in these markets, including local real estate conditions. Many of these markets experienced downturns in recent years and are currently experiencing downturns as a result of the global economic crisis. Our operations may also be affected if too many competing properties are built in any of these markets or supply otherwise increases or exceeds demand. Our operations and our revenue and cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, including us, could be materially adversely affected by the global economic downturn. We cannot assure you that these markets will grow or will remain favorable to technology-related real estate.

Our portfolio is geographically concentrated in the following metropolitan markets.

Metropolitan Market	Percentage of 12/31/08 total annualized rent(1)
Silicon Valley	14.6%
Chicago	12.1%
New York/New Jersey	10.5%
Dallas	10.2%
Northern Virginia	8.0%
Phoenix	7.7%
San Francisco	5.8%
Los Angeles	5.4%
Dublin, Ireland	4.6%
Other	21.1%

100.0%

(1)	Annualized rent is monthly contractual rent under existing leases as of December 31, 2008, multiplied by 12.

In addition, we are currently developing or redeveloping properties in certain of these markets, as well as in London and Paris. Any further negative changes in real estate, technology or economic conditions in these markets in particular could negatively impact our performance.

Our growth depends upon the successful development of our existing space held for redevelopment and new properties acquired for redevelopment and any delays or unexpected costs in such development or difficulties in leasing or operating newly developed space may delay and harm our growth prospects, future operating results and financial condition.

We had approximately 1.6 million square feet held for redevelopment at December 31, 2008, including four vacant buildings. We are and intend to continue building out a large portion of this space on a speculative basis at significant cost. Our successful development and redevelopment of these projects is subject to many risks, including those associated with:

•	delays in construction;

•	budget overruns;

•	changes to the plans or specifications;

•	construction site accidents and other casualties;

•	increased prices for raw materials or building supplies;

•	lack of availability and/or increased costs for specialized data center components, including long lead time items such as generators;

•	financing availability, including our ability to obtain construction financing and permanent financing;

•	increases in interest rates or credit spreads;

•	labor availability and costs;

•	labor disputes and work stoppages with contractors, subcontractors or others that are constructing the project;

•	timing of the commencement of rental payments;

•	ability to lease the space we develop or redevelop at all, or at rates we consider favorable or expected at the time we commenced redevelopment;

•	increased supply or reduced demand for datacenters space;

•	access to sufficient power and related costs of providing such power to our tenants;

•	environmental issues;

•	fire, flooding, earthquakes and other national disasters;

•	geological, construction, excavation and equipment problems;

•	delays or denials of entitlements or permits, including zoning and related permits or other delays resulting from our dependence on the cooperation of public agencies and utility companies; and

•	other property development uncertainties.

In addition, in certain circumstance we lease data center facilities prior to their completion. If we fail to complete the facilities in a timely manner, the tenant may be entitled to terminate its lease, seek damages or penalties against us or pursue other remedies.

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

We have owned certain of our properties for a limited time.

We owned 75 properties at December 31, 2008, excluding one property held as an investment in an unconsolidated joint venture. These properties are primarily located throughout North America and 13 properties are located in Europe. The properties contain a total of approximately 13.0 million net rentable square feet, including 1.6 million square feet held for redevelopment. All the properties have been under our management for less than five years, and we have owned five of the properties for less than one year at December 31, 2008. The properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential. We cannot assure you that the operating performance of the properties will not decline under our management. In addition, we have a limited history operating Turn-Key DatacentersSM that we have developed or redeveloped. Because we generally cannot pass operating expenses (other than energy costs) on to our tenants in Turn-Key DatacentersSM, if we incur operating expenses greater than we anticipated based on our limited operating history, our results of operations could be negatively impacted.

We may have difficulty managing our growth.

We have significantly expanded the size of our company. For example, during 2008, we acquired five properties, including one property outside the United States, our number of employees increased from 153 to 210 and we substantially increased the number and size of our redevelopment activities. The growth in our company may significantly strain our management, operational and financial resources and systems. In addition, as a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the NYSE. The requirements of these rules and regulations have increased our accounting, legal and financial compliance costs and may strain our management and financial, legal and operational resources and systems. An inability to manage our growth effectively or the increased strain on management of our resources and systems could result in deficiencies in our disclosure controls and procedures or our internal control over financial reporting and could negatively impact our cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, including us.

Tax protection provisions on certain properties could limit our operating flexibility.

We have agreed with the third-party contributors who contributed the direct and indirect interests in the 200 Paul Avenue 1-4 and 1100 Space Park Drive properties to indemnify them against adverse tax consequences if we were to sell, convey, transfer or otherwise dispose of all or any portion of these interests, in a taxable transaction, in these properties. However, we can sell these properties in a taxable transaction if we pay the contributors cash in the amount of their tax liabilities arising from the transaction and tax payments. The 200 Paul Avenue 1-4 and 1100 Space Park Drive properties represented 7.8% of our portfolio’s annualized rent as of December 31, 2008. These tax protection provisions apply for a period expiring on the earlier of November 3, 2013 and the date on which these contributors (or certain transferees) hold less than 25% of the units issued to them in connection with the contribution of these properties to our operating partnership. Although it may be in our stockholders’ best interest that we sell a property, it may be economically disadvantageous for us to do so because of these obligations. We have also agreed to make up to $17.8 million of debt available for these contributors to guarantee. We agreed to these provisions in order to assist these contributors in preserving their tax position after their contributions.

Potential losses may not be covered by insurance.

We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our portfolio under various insurance policies. We select policy specifications and insured limits which we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses such as loss from riots, terrorist threats, war or nuclear reaction. Most of our policies, like those covering losses due to floods, are insured subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. A large portion of the properties we own are located in California, an area especially subject to earthquakes. Together, these properties represented approximately 26% of our portfolio’s annualized rent as of December 31, 2008. While we carry earthquake insurance on our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.

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

Our total consolidated indebtedness at December 31, 2008 was approximately $1.4 billion, and we may incur significant additional debt to finance future acquisition and development activities. We have a revolving credit facility, which has a borrowing limit based upon a percentage of the value of our unsecured properties included in the facility’s borrowing base. At December 31, 2008, $524.0 million was available under this facility. In addition, under our contribution agreement with respect to the 200 Paul Avenue 1-4 and 1100 Space Park Drive properties, we have agreed to make available for guarantee up to $17.8 million of indebtedness and may enter into similar agreements in the future.

Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, for our operating partnership to pay distributions to its unitholders, including us, and, consequently, for us to pay cash dividends to our stockholders to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

A component of our growth strategy is to continue to acquire additional technology-related real estate. To date, more than half of our acquisitions were acquired before they were widely marketed by real estate brokers, or “off-market.” Properties that are acquired off-market are typically more attractive to us as a purchaser because of the absence of competitive bidding, which could potentially lead to higher prices. We obtain access to off-market deal flow from numerous sources. If we cannot obtain off-market deal flow in the future, our ability to locate and acquire additional properties at attractive prices could be adversely affected.

We face significant competition, which may decrease or prevent increases of the occupancy and rental rates of our properties.

We compete with numerous developers, owners and operators of real estate and datacenters, many of which own properties similar to ours in the same markets in which our properties are located, including DuPont Fabros Technology, Inc., 365 Main Inc., CRG West and various local developers in the U.S., and Global Switch and various regional operators in Europe. In addition, we may in the future face competition from new entrants into the datacenter market, including new entrants who may acquire our current competitors. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources and more ready access to capital which allow them to respond more quickly to new or changing opportunities. If our competitors offer space that our tenants or potential tenants perceive to be superior to ours based on numerous factors, including available power, security considerations, location, or connectivity, or if they offer rental rates below current market rates, or below the rental rates we are offering, we may lose tenants or potential tenants or be required to incur costs to improve our properties or reduce our rental rates. In addition, recently many of our competitors have developed or redeveloped additional datacenter space. If the supply of datacenter space continues to increase as a result of these activities or otherwise, rental rates may be reduced or we may face delays in or be unable to lease our vacant space, including space that we develop or redevelop. Finally, if tenants or potential tenants desire services that we do not offer, we may not be able to lease our space to those tenants. Our financial condition, results of operations, cash flow, cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.

We may be unable to renew leases, re-lease space as leases expire or lease vacant or redevelopment space.

As of December 31, 2008, leases representing 12.7% of the square footage of the properties in our portfolio, excluding space held for redevelopment, were scheduled to expire through 2010, and an additional 5.1% of the net rentable square footage excluding space held for redevelopment was available to be leased. Some of this space may require substantial capital investment for it to meet the power and cooling requirements of today’s advanced data centers, or may no longer be suitable for this use. In addition, we cannot assure you that leases will be renewed or that our properties will be re-leased at all, or at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases, we do not re-lease our available space, including newly redeveloped space and space for which leases are scheduled to expire or it takes longer for us to lease or re-lease this space or for rents to commence on this space, our financial condition, results of operations, cash flow, cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, per share trading price of our common stock or preferred stock, and our ability to satisfy our debt service obligations could be materially adversely affected.

In addition, at December 31, 2008, we owned approximately 1.6 million square feet held for redevelopment. Of this space, we are currently redeveloping 409,000 square feet. We intend to continue to add new space to our redevelopment inventory and to continue to redevelop additional space from this inventory. A substantial portion of the space that we redevelop is, and will continue to be, redeveloped on a speculative basis, meaning that we do not have a signed lease for the space when we begin the redevelopment process. We also develop or redevelop space specifically for tenants pursuant to leases signed prior to beginning the development or redevelopment process. In those cases, if we failed to meet our development or redevelopment obligations under those leases, these tenants may be able to terminate the leases and we would be required to find a new tenant for this space. We cannot assure you that once we have redeveloped a space we will be able to successfully lease it. If we are not able to successfully lease the space that we redevelop, if redevelopment costs are higher than we currently estimate, or if lease rates are lower than expected when we began the project or are otherwise undesirable, our revenue and operating results could be adversely affected.

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

These restrictions could cause us to default on our revolving credit facility or negatively affect our operations, our ability to pay cash dividends to our stockholders or our operating partnership’s ability to pay distributions to its unitholders, including us.

The exchange and repurchase rights of our exchangeable debentures may be detrimental to holders of common stock.

Our operating partnership has $172.5 million principal amount of 4.125% Exchangeable Senior Debentures due 2026, which we refer to as the exchangeable debentures. The exchangeable debentures may under certain circumstances be exchanged for cash (up to the principal amount of the exchangeable debentures) and, with respect to any excess exchange value, into cash, shares of our common stock or a combination of cash and shares of our common stock at an initial exchange rate of 30.6828 shares per $1,000 principal amount of exchangeable debentures. At the initial exchange rate, the exchangeable debentures are exchangeable for our common stock at an exchange price of approximately $32.5916 per share. The exchange rate of the exchangeable debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.265 per share per quarter, the issuance of certain rights, options or warrants to holders of our common stock, subdivisions or combinations of our common stock, certain distributions of assets, debt securities, capital stock or cash to holders of our common stock and certain tender or exchange offers. The exchangeable debentures are redeemable at the Company’s option for cash at any time on or after August 18, 2011 and are subject to repurchase for cash at the option of the holder on August 15 in the years 2011, 2016 and 2021, or upon the occurrence of certain events. The exchangeable debentures are our senior unsecured and unsubordinated obligations.

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

We have 7,000,000 shares of 4.375% series C cumulative convertible preferred stock, or the series C preferred stock, and 13,800,000 shares of 5.500% series D cumulative convertible preferred stock, or the series D preferred stock, outstanding. The series C preferred stock and the series D preferred stock may be converted into shares of our common stock subject to certain conditions. The initial conversion rate for the series C preferred stock is 0.5164 shares of our common stock per $25.00 liquidation preference, which is equivalent to an initial conversion price of $48.41 per share of our common stock. The initial conversion rate for the series D preferred stock is 0.5955 shares of our common stock per $25.00 liquidation preference, which is equivalent to an initial conversion price of $41.98 per share of our common stock. The conversion rates for the series C preferred stock and the series D preferred stock are subject to adjustment upon the occurrence of specified events, including, but not limited to, increases in dividends on our common stock, the issuance of certain rights, options or warrants to holders of our common stock, subdivisions or combinations of our common stock, certain distributions of assets, debt securities, capital stock or cash to holders of our common stock and certain tender or exchange offers.

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

We currently, and may in the future, co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In that event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic, tax or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Our joint venture partners may take actions that are not within our control, which would require us to dispose of the joint venture asset or transfer it to a taxable REIT subsidiary in order to maintain our status as a REIT. Such investments may also lead to impasses, for example, as to whether to sell a property, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our day-to-day business. Consequently, actions by or disputes with partners or co-venturers may subject properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Finally, we may share information with our third-party partners or co-venturers. Finally, we may share information with our third-party partners or co-venturers that enables them to compete with us in the future. Each of these factors may result in returns on these investments being less than we expect or in losses and our financial and operating results may be adversely affected.

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts of key personnel, particularly Michael Foust, our Chief Executive Officer, A. William Stein, our Chief Financial Officer and Chief Investment Officer, Scott Peterson, our Senior Vice President, Acquisitions, and Christopher Crosby, our Senior Vice President, Sales and Technical Services. They are important to our success for many reasons, including that each has a national or regional reputation in our industry and the investment community that attracts investors and business and investment opportunities and assists us in negotiations with investors, lenders, existing and potential tenants and industry personnel. If we lost their services, our business and investment opportunities and our relationships with lenders and other capital markets participants, existing and prospective tenants and industry personnel could suffer. Many of our other senior employees also have strong technology, finance and real estate industry reputations. As a result, we have greater access to potential acquisitions, financing, leasing and other opportunities, and are better able to negotiate with tenants. As our number of competitors increases, it becomes more likely that a competitor would attempt to hire certain of these individuals away from us. The loss of any of these key personnel would result in the loss of these and other benefits and could materially and adversely affect our results of operations.

Ownership of properties located outside of the United States subjects us to foreign currency and related risks which may adversely impact our ability to make distributions.

We owned 14 properties located outside of the U.S. at December 31, 2008 and have a right of first offer with respect to another property. In addition, we are currently considering, and will in the future consider, additional international acquisitions.

The ownership of properties located outside of the U.S. subjects us to risk from fluctuations in exchange rates between foreign currencies and the U.S. dollar. We expect that our principal foreign currency exposure will be to the British pound and the Euro. Changes in the relation of these currencies to the U.S. dollar, including the recent increase of the U.S. dollar relative to the Euro and the British pound, will affect our revenues and operating margins, may materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, the per share trading price of our common stock or preferred stock and our ability to satisfy our debt obligations.

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

We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Our policy is to use derivatives only to hedge interest rate risks related to our borrowings, not for speculative or trading purposes, and to enter into contracts only with major financial institutions based on their credit ratings and other factors. However, we may choose to change this policy in the future. Including loans currently subject to interest rate swaps, approximately 87% of our total indebtedness as of December 31, 2008 was subject to fixed interest rates. We do not currently hedge our revolving credit facility and as our borrowings under our revolving credit facility increase, so will our percentage of indebtedness not subject to fixed rates and our exposure to interest rates increase. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

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

Foreign real estate investments usually involve risks not generally associated with investments in the United States. Our international acquisitions, developments, redevelopments, operations are subject to a number of risks, including:

•	risks resulting from our lack of knowledge of local real estate markets, development and redevelopment standards, economies and business practices and customs;

•	our limited knowledge of and relationships with sellers, tenants, contractors, suppliers or other parties in these markets;

•	due diligence, transaction and structuring costs higher than those we may face in the U.S.;

•	complexity and costs associated with managing international development, redevelopment and operations;

•	difficulty in hiring qualified management, sales personnel and service providers in a timely fashion;

•	multiple, conflicting and changing legal, regulatory, entitlement and permitting, tax and treaty environments;

•	exposure to increased taxation, confiscation or expropriation;

•	currency transfer restrictions and limitations on our ability to distribute cash earned in foreign jurisdictions to the U.S.;

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

Our ability to pay cash dividends to our stockholders and our operating partnership’s ability to pay distributions to its unitholders, depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, and the value of our properties. These events and conditions include:

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

We cannot assure you that costs of future environmental compliance will not affect our ability to pay cash dividends to our stockholders or our operating partnership’s ability to pay distributions to its unitholders or that such costs or other remedial measures will not have a material adverse effect on our business, assets or results of operations.

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

We are also subject to the following additional conflicts of interest with holders of units in our operating partnership:

We may pursue less vigorous enforcement of terms of certain agreements because of conflicts of interest with GI Partners. GI Partners and its related fund, own a property on which we have a right of first offer. GI Partners Fund II, LLP, or GI Partners II, owns The tel(x) Group, an operator of “Meet-Me-Room” network interconnection facilities that leases 101,581 square feet from us under 20 lease agreements. Richard Magnuson, the Chairman of our board of directors, is and will continue to be, the chief executive officer of the advisor to GI Partners and GI Partners II. In the future, we may enter into additional agreements with The tel(x) Group or other companies owned by GI Partners or GI Partners II or other GI Partners funds. We may choose not to enforce, or to enforce less vigorously, our rights under theses agreements because of our desire to maintain our ongoing relationship with GI Partners and Mr. Magnuson.

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

Our charter and the articles supplementary with respect to the preferred stock contain 9.8% ownership limits. Our charter, subject to certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and to limit any person to actual or constructive ownership of no more than 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of our common stock, 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of any series of preferred stock and 9.8% of the value of our outstanding capital stock. Our board of directors, in its sole discretion, may exempt (prospectively or retroactively) a proposed transferee from the ownership limit. However, our board of directors may not grant an exemption from the ownership limit to any proposed transferee whose direct or indirect ownership of more than 9.8% of the outstanding shares of our common stock, more than 9.8% of the outstanding shares of any series of preferred stock or more than 9.8% of the value of our outstanding capital stock could jeopardize our status as a REIT. These restrictions on transferability and ownership will not apply if our board of directors determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. The ownership limit may delay, defer or prevent a transaction or a change of control that might be in the best interest of our common or preferred stockholders.

We could increase the number of authorized shares of stock and issue stock without stockholder approval. Our charter authorizes our board of directors, without stockholder approval, to amend the charter to increase the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series that we have authority to issue, to issue authorized but unissued shares of our common stock or preferred stock and, subject to the voting rights of holders of preferred stock, to classify or reclassify any unissued shares of our common stock or preferred stock and to set the preferences, rights and other terms of such classified or reclassified shares. Although our board of directors has no such intention at the present time, it could establish a series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might be in the best interest of our common or preferred stockholders.

Certain provisions of Maryland law could inhibit changes in control. Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of impeding a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could be in the best interests of our common or preferred stockholders, including:

•

“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding shares of stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations; and

•

“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

The provisions of our charter on removal of directors and the advance notice provisions of the bylaws could delay, defer or prevent a transaction or a change of control of our company that might be in the best interest of our common or preferred stockholders. Likewise, if our company’s board of directors were to opt in to the business combination provisions of the MGCL or the provisions of Title 3, Subtitle 8 of the MGCL not currently applicable to us, or if the provision in our bylaws opting out of the control share acquisition provisions of the MGCL were rescinded, these provisions of the MGCL could have similar anti-takeover effects. Further, our partnership agreement provides that our company may not engage in any merger, consolidation or other combination with or into another person, sale of all or substantially all of our assets or any reclassification or any recapitalization or change in outstanding shares of our common stock, unless in connection with such transaction we obtain the consent of the holders of at least 35% of our operating partnership’s common and long-term incentive units (including units held by us), and certain other conditions are met.

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

Maryland law provides that our directors have no liability in their capacities as directors if they perform their duties in good faith, in a manner they reasonably believe to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, our charter authorizes us to obligate our company, and our bylaws require us, to indemnify our directors and officers for actions taken by them in those capacities and to pay or reimburse their reasonable expenses in advance of final disposition of a proceeding to the maximum extent permitted by Maryland law and we have entered in indemnification agreements with our officers and directors. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, your ability to recover damages from that director or officer will be limited.

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

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. While historically we have satisfied these distribution requirements by making cash distributions to our shareholders, a REIT is permitted to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, its own stock. For distributions with respect to taxable years ending on or before December 31, 2009, recent Internal Revenue Service guidance allows us to satisfy up to 90% of the distribution requirements discussed above through the distribution of shares of our stock, if certain conditions are met. Assuming we continue to satisfy these distributions requirements with cash, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	the impact of the current deterioration in global economic, credit and market conditions;

•	downturn of local economic conditions in our geographic markets;

•	decreases in information technology spending, including as a result of economic slowdowns or recession;

•	adverse economic or real estate developments in our industry or the industry sectors that we sell to (including risks relating to decreasing real estate valuations and impairment charges);

•	our dependence upon significant tenants;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	defaults on or non-renewal of leases by tenants;

•	our failure to obtain necessary debt and equity financing;

•	increased interest rates and operating costs;

•	our failure to repay debt when due or our breach of covenants or other terms contained in our loan facilities and agreements;

•	financial market fluctuations;

•	changes in foreign currency exchange rates;

•	our or to manage our growth effectively;

•	difficulty acquiring or operating properties in foreign jurisdictions;

•	our failure to successfully operate acquired or redeveloped properties;

•	risks related to joint venture investments, including as a result of our lack of control of such investments;

•	delays or unexpected costs in development or redevelopment of properties;

•	decreased rental rates or increased vacancy rates;

•	increased competition or available supply of data center space;

•	inability to successfully develop and lease new properties and space held for redevelopment;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our inability to acquire off-market properties;

•	our inability to comply with the rules and regulations applicable to public companies;

•	our failure to maintain our status as a REIT;

•	possible adverse changes to tax laws;

•	restrictions on our ability to engage in certain business activities;

•	environmental uncertainties and risks related to natural disasters;

•	changes in foreign laws and regulations, including those related to taxation and real estate ownership and operation; and

•	changes in real estate and zoning laws and increases in real property tax rates.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our Portfolio

As of December 31, 2008, we owned 75 properties through our operating partnership, excluding one property held as an investment in an unconsolidated joint venture. These properties are primarily located throughout North America, with 13 properties located in Europe, and contain a total of approximately 13.0 million net rentable square feet including 1.6 million square feet held for redevelopment. The following table presents an overview of our portfolio of properties excluding the one property held as an investment in a joint venture, based on information as of December 31, 2008. All properties are held in fee except as otherwise indicated. Please refer to note 6 in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of all applicable encumbrances as of December 31, 2008.

Property(1)	Acquisition date	Metropolitan Area	Net Rentable Square Feet Excluding Redevelopment Space(2)	Redevelopment Space(3)	Annualized Rent ($000)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot ($)(6)
Internet Gateway Datacenters
350 East Cermak Road	May-05	Chicago	995,480	138,259	41,848	96.0%	43.81
200 Paul Avenue 1-4	Nov-04	San Francisco	458,708	68,972	22,822	100.0%	49.75
120 E. Van Buren Street	Jul-06	Phoenix	249,425	38,089	19,490	91.7%	85.23
600 West Seventh Street	May-04	Los Angeles	482,089	7,633	16,027	94.6%	35.16
111 Eighth Avenue(7)	Mar-07	New York/New Jersey	116,843	—	15,541	100.0%	133.01
2323 Bryan Street	Jan-02	Dallas	457,217	19,890	14,228	77.0%	40.40
114 Rue Ambroise Croizat(8)	Dec-06	Paris, France	261,317	90,829	11,278	95.4%	45.22
1100 Space Park Drive	Nov-04	Silicon Valley	165,297	—	7,502	99.1%	45.79
600-780 S. Federal	Sep-05	Chicago	161,547	—	5,461	81.9%	41.29
36 NE 2nd Street	Jan-02	Miami	162,140	—	4,872	95.9%	31.35
900 Walnut Street	Aug-07	St Louis	112,266	—	3,492	93.5%	33.27
6 Braham Street(9)	Jul-02	London, England	63,233	—	3,236	100.0%	51.18
125 North Myers	Aug-05	Charlotte	25,402	—	1,208	100.0%	47.56
731 East Trade Street	Aug-05	Charlotte	40,879	—	1,165	100.0%	28.50
113 North Myers	Aug-05	Charlotte	20,086	9,132	714	100.0%	35.55

			3,771,929	372,804	168,884	93.4%	47.94
Corporate Datacenters
300 Boulevard East	Nov-02	New York/New Jersey	311,950	—	13,332	100.0%	42.74
43881 Devon Shafron Drive	Mar-07	Northern Virginia	147,799	32,201	12,714	100.0%	86.02
3 Corporate Place	Dec-05	New York/New Jersey	276,162	769	11,942	89.5%	48.34
833 Chestnut Street	Mar-05	Philadelphia	588,770	65,988	11,278	87.7%	21.85
Clonshaugh Industrial Estate (Land)	Feb-06	Dublin, Ireland	124,500	—	8,868	100.0%	71.23
4025 Midway Road	Jan-06	Dallas	87,964	12,626	8,012	99.8%	91.28
Unit 9, Blanchardstown Corporate Park(8)	Dec-06	Dublin, Ireland	120,000	—	7,635	87.3%	72.90
2055 East Technology Circle(11)	Oct-06	Phoenix	76,350	—	7,553	100.0%	98.93
3011 Lafayette Street	Jan-07	Silicon Valley	90,780	—	6,514	100.0%	71.76
2045 & 2055 LaFayette Street	May-04	Silicon Valley	300,000	—	6,480	100.0%	21.60
150 South First Street	Sep-04	Silicon Valley	179,761	—	5,990	100.0%	33.32
11830 Webb Chapel Road	Aug-04	Dallas	365,647	—	5,930	95.0%	17.07
1500 Space Park Drive	Sep-07	Silicon Valley	51,615	—	5,104	100.0%	98.89
14901 FAA Boulevard	Jun-06	Dallas	263,700	—	4,585	100.0%	17.39
43791 Devon Shafron Drive	Mar-07	Northern Virginia	33,100	101,900	4,522	100.0%	136.62
2334 Lundy Place	Dec-02	Silicon Valley	130,752	—	4,423	100.0%	33.83
12001 North Freeway	Apr-06	Houston	280,483	20,222	4,361	98.5%	15.79
2440 Marsh Lane	Jan-03	Dallas	65,637	69,613	4,355	70.9%	93.54
375 Riverside Parkway	Jun-03	Atlanta	201,942	48,249	4,017	100.0%	19.89
44470 Chilum Place	Feb-07	Northern Virginia	95,440	—	4,003	100.0%	41.94
115 Second Avenue	Oct-05	Boston	66,730	—	3,337	100.0%	50.01
2401 Walsh Street	Jun-05	Silicon Valley	167,932	—	3,308	100.0%	19.70
8534 Concord Center Drive	Jun-05	Denver	85,660	—	3,265	100.0%	38.12
Naritaweg 52(8)(10)	Dec-07	London, England	63,260	—	2,665	100.0%	42.13
210 N Tucker Boulevard	Aug-07	St Louis	139,588	62,000	2,592	94.1%	19.73
21110 Ridgetop Circle	Jan-07	Northern Virginia	135,513	—	2,582	100.0%	19.05
1807 Michael Faraday Court	Oct-06	Northern Virginia	19,237	—	2,428	100.0%	126.22

Property(1)	Acquisition date	Metropolitan Area	Net Rentable Square Feet Excluding Redevelopment Space(2)	Redevelopment Space(3)	Annualized Rent ($000)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot ($)(6)
200 North Nash Street	Jun-05	Los Angeles	113,606	—	2,238	100.0%	19.70
Paul van Vlissingenstraat 16(8)	Aug-05	Amsterdam, Netherlands	77,472	35,000	2,135	58.8%	46.88
2403 Walsh Street	Jun-05	Silicon Valley	103,940	—	2,047	100.0%	19.69
8100 Boone Boulevard(7)	Oct-06	Northern Virginia	17,015	—	1,885	100.0%	110.78
4700 Old Ironsides Drive	Jun-05	Silicon Valley	90,139	—	1,775	100.0%	19.69
4650 Old Ironsides Drive	Jun-05	Silicon Valley	84,383	—	1,662	100.0%	19.70
Chemin de l’Epinglier 2(8)	Nov-05	Geneva, Switzerland	59,190	—	1,618	100.0%	27.34
3015 Winona Avenue	Dec-04	Los Angeles	82,911	—	1,545	100.0%	18.63
Manchester Technopark	Jun-08	Manchester, England	38,016	—	1,510	100.0%	39.72
3065 Gold Camp Drive	Oct-04	Sacramento	62,957	—	1,509	100.0%	23.97
251 Exchange Place	Nov-05	Northern Virginia	70,982	—	1,502	100.0%	21.16
6800 Millcreek Drive	Apr-06	Toronto, Canada	83,758	—	1,485	100.0%	17.73
1125 Energy Park Drive	Mar-05	Minneapolis/St. Paul	112,827	—	1,437	100.0%	12.74
Clonshaugh Industrial Estate(8)	Feb-06	Dublin, Ireland	20,000	—	1,421	100.0%	71.05
101 Aquila Way	Apr-06	Atlanta	313,581	—	1,411	100.0%	4.50
43831 Devon Shafron Drive	Mar-07	Northern Virginia	117,071	—	1,407	100.0%	12.02
3300 East Birch Street	Aug-03	Los Angeles	68,807	—	1,374	100.0%	19.97
Gyroscoopweg 2E-2F(8)	Jul-06	Amsterdam, Netherlands	55,585	—	1,227	100.0%	22.07
600 Winter Street	Sep-06	Boston	30,400	—	778	100.0%	25.59
7620 Metro Center Drive	Dec-05	Austin	45,000	—	605	100.0%	13.44
2300 NW 89th Place	Sep-06	Miami	64,174	—	598	100.0%	9.32
1 St. Anne’s Boulevard(9)	Dec-07	London, England	20,219	—	240	100.0%	11.87
365 South Randolphville Road	Feb-08	New York/New Jersey	—	264,792	—	0.0%	—
Mundells Roundabout	Apr-07	London, England	—	113,464	—	0.0%	—
Cressex 1	Dec-07	London, England	—	50,848	—	0.0%	—
3 St. Anne’s Boulevard	Dec-07	London, England	—	96,384	—	0.0%	—
650 Randolph Road	Jun-08	New York/New Jersey	—	127,790	—	0.0%	—
1201 Comstock Street	Jun-08	Silicon Valley	—	24,000	—	0.0%	—
7500 Metro Center Drive	Dec-05	Austin	—	74,962	—	0.0%	—
7505 Mason King Court	Nov-08	Northern Virginia	109,650	—	—	0.0%	—

			6,311,955	1,200,808	193,204	95.1%	32.18
Technology Manufacturing
34551 Ardenwood Boulevard 1-4	Jan-03	Silicon Valley	307,657	—	8,479	100.0%	27.56
47700 Kato Road & 1055 Page Avenue	Sep-03	Silicon Valley	183,050	—	3,794	100.0%	20.73
2010 East Centennial Circle(12)	May-03	Phoenix	113,405	—	2,852	100.0%	25.15
2 St. Anne’s Boulevard	Dec-07	London, England	30,612	—	365	100.0%	11.92

			634,724	—	15,490	100.0%	24.41
Technology Office
100 & 200 Quannapowitt Parkway	Jun-04	Boston	386,956	—	7,056	94.9%	19.22
4849 Alpha Road	Apr-04	Dallas	125,538	—	2,856	100.0%	22.75
1 Savvis Parkway	Aug-07	St Louis	156,000	—	2,644	100.0%	16.95

			668,494	—	12,556	97.0%	19.36

Portfolio Total/Weighted Average			11,387,102	1,573,612	$390,134	94.9%	36.09

(1)	We have categorized the properties in our portfolio by their principal use based on annualized rent. However, many of our properties support multiple uses.
(2)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease based on engineering drawings. Net rentable square feet includes tenants’ proportional share of common areas but excludes space held for redevelopment.
(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership or tenants and requires a large capital investment in order to build out the space.
(4)	Annualized rent represents the monthly contractual rent under existing leases as of December 31, 2008 multiplied by 12.
(5)	Excludes space held for redevelopment. Includes unoccupied space for which we are receiving rent and excludes space for which leases had been executed as of December 31, 2008 but for which we are not receiving rent.
(6)	Annualized rent per square foot represents annualized rent as computed above, divided by the total square footage under lease as of the same date.
(7)

111 Eighth Avenue (2nd and 6th floors), 8100 Boone Boulevard and 111 Eighth Avenue (3rd and 7th floors) are leased by us pursuant to leases that expire in June 2014, September 2017 and February 2022, respectively.

(8)	Rental amounts for Unit 9, Blanchardstown Corporate Park, 114 Rue Ambroise Croizat, Naritaweg 52, Paul van Vlissingenstraat 16, Chemin de l’Epinglier 2, Clonshaugh Industrial Estate and Gyroscoopweg 2E-2F were calculated based on the exchange rate in effect on December 31, 2008 of $1.40 per € 1.00. Paul Van Vlissingenstraat 16, Chemin de l’Epinglier 2 and Clonshaugh Industrial Estate are subject to ground leases, which expire in the years 2054, 2074 and 2981, respectively.
(9)	Rental amounts for 6 Braham Street, 1 St. Anne’s Boulevard and 2 St. Anne’s Boulevard were calculated based on the exchange rate in effect on December 31, 2008 of $1.46 per £1.00.
(10)	We are party to a ground sublease for this property. This is a perpetual ground sublease. Lease payments were prepaid by the prior owner of this property through December 2036.
(11)	We are party to a ground sublease for this property. The term of the ground sublease expires in September 2083. All of the lease payments were prepaid by the prior owner of this property.
(12)	We are party to a ground sublease for this property. The term of the ground sublease expires in the year 2082.

Tenant Diversification

As of December 31, 2008 our portfolio was leased to approximately 350 companies, many of which are nationally recognized firms. The following table sets forth information regarding the 20 largest tenants in our portfolio based on annualized rent as of December 31, 2008.

	Tenant	Number of Locations	Total Occupied Square Feet(1)	Percentage of Net Rentable Square Feet	Annualized Rent(2)	Percentage of Annualized Rent	Weighted Average Remaining Lease Term in Months
1	Savvis Communications	17	1,700,523	14.9%	$43,349	11.1%	122
2	Qwest Communications International, Inc.	13	637,712	5.6%	$19,823	5.1%	82
3	Equinix Operating Company, Inc.	4	565,297	5.0%	$17,601	4.5%	104
4	TelX Group, Inc.	10	101,581	0.9%	$13,471	3.5%	215
5	NTT Communications Company	3	272,194	2.4%	$12,146	3.1%	47
6	AT & T	12	389,311	3.4%	$11,627	3.0%	64
7	Facebook, Inc.	2	114,168	1.0%	$10,696	2.7%	96
8	Morgan Stanley	2	65,037	0.6%	$8,965	2.3%	58
9	eircom Limited	1	124,500	1.1%	$8,868	2.3%	127
10	T-Systems North America, Inc.	3	82,610	0.7%	$8,789	2.3%	60
11	JPMorgan Chase & Co.	2	27,377	0.2%	$8,705	2.2%	93
12	Microsoft Corporation	2	313,485	2.8%	$7,954	2.0%	79
13	Comverse Technology, Inc.	1	367,033	3.2%	$7,056	1.8%	25
14	AboveNet, Inc.	12	150,661	1.3%	$6,520	1.7%	113
15	Yahoo! Inc.	2	110,847	1.0%	$6,298	1.6%	106
16	Level 3 Communications, LLC(3)(4)	15	289,788	2.5%	$6,269	1.6%	41
17	Amgen, Inc.	1	131,386	1.2%	$5,764	1.5%	77
18	BT Americas, Inc.	3	28,840	0.3%	$5,662	1.5%	87
19	Carpathia Hosting	2	36,263	0.3%	$5,547	1.4%	120
20	Amazon	3	164,698	1.4%	$5,300	1.4%	129

	Total/Weighted Average		5,673,311	49.8%	$220,410	56.6%	93

(1)	Occupied square footage is defined as leases that have commenced on or before December 31, 2008.
(2)	Annualized rent represents the monthly contractual rent under existing leases as of December 31, 2008 multiplied by 12.
(3)	Level 3 Communications includes Wiltel Communications & Broadwing Communications.
(4)	Excludes 63,233 square feet of net rentable space in 6 Braham Street. This property is subleased by Level 3 Communications from Leslie & Godwin, a United Kingdom subsidiary of AON Corporation, through December 2009. Level 3 Communications has executed a lease that will commence upon expiration of the Leslie & Godwin lease and continue through December 2015. Leslie & Godwin remain liable to us for rents under its lease through December 2009. Including the lease at 6 Braham Street, total occupied square feet and annualized rent would be 353,021 and $9,505, respectively.

Lease Distribution

The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on net rentable square feet (excluding space held for redevelopment) under lease as of December 31, 2008.

Square Feet Under Lease	Number of Leases	Percentage of All Leases	Total Net Rentable Square Feet(1)	Percentage of Net Rentable Square Feet	Annualized Rent(2)	Percentage of Annualized Rent
Available			577,478	5.1%	—	0.0%
2,500 or less	540	60.5%	268,922	2.4%	57,338	14.7%
2,501 - 10,000	166	18.6%	933,206	8.2%	49,727	12.8%
10,001 - 20,000	62	7.0%	1,142,609	10.0%	40,224	10.3%
20,001 - 40,000	52	5.8%	1,623,600	14.2%	60,545	15.5%
40,001 - 100,000	46	5.2%	3,002,620	26.4%	95,734	24.5%
Greater than 100,000	26	2.9%	3,838,667	33.7%	86,566	22.2%

Portfolio Total	892	100.0%	11,387,102	100.0%	$390,134	100.0%

(1)	Excludes approximately 1.6 million square feet held for redevelopment at December 31, 2008.
(2)	Annualized rent represents the monthly contractual rent under existing leases as of December 31, 2008 multiplied by 12.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2008 plus available space for each of the next ten full calendar years at the properties in our portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options and all early termination rights.

Year	Number of Leases Expiring	Square Footage of Expiring Leases(1)	Percentage of Net Rentable Square Feet	Annualized Rent(2)	Percentage of Annualized Rent	Annualized Rent Per Occupied Square Foot	Annualized Rent Per Occupied Square Foot at Expiration	Annualized Rent at Expiration ($000)
Available		577,478	5.1%	$—	0.0%
2009(3)	194	532,161	4.7%	20,614	5.3%	$38.74	38.81	20,655
2010	97	906,715	8.0%	31,295	8.0%	$34.52	35.53	32,215
2011	102	1,367,206	12.0%	32,664	8.4%	$23.89	24.82	33,930
2012	72	186,730	1.6%	15,607	4.0%	$83.58	90.83	16,961
2013	71	1,000,319	8.8%	49,090	12.6%	$49.07	55.69	55,706
2014	42	628,839	5.5%	23,911	6.1%	$38.02	45.97	28,911
2015	75	1,618,833	14.2%	56,457	14.5%	$34.88	40.40	65,393
2016	50	806,908	7.1%	27,164	6.9%	$33.66	42.42	34,227
2017	47	550,868	4.8%	16,731	4.3%	$30.37	36.99	20,377
2018	35	579,817	5.1%	24,080	6.2%	$41.53	61.78	35,820
Thereafter	107	2,631,228	23.1%	92,521	23.7%	$35.16	51.26	134,884

Portfolio Total / Weighted Average	892	11,387,102	100.0%	$390,134	100.0%	$36.09	$44.32	$479,079

(1)	Excludes approximately 1.6 million square feet held for redevelopment at December 31, 2008.
(2)	Annualized rent represents the monthly contractual rent under existing leases as of December 31, 2008 multiplied by 12.

(3)	Includes 63,233 square feet of net rentable space in 6 Braham Street. This property is subleased by Level 3 Communications from Leslie & Godwin, a United Kingdom subsidiary of AON Corporation, through December 2009. Level 3 Communications has executed a lease that will commence upon expiration of the Leslie & Godwin lease and continue through December 2015. Leslie & Godwin remain liable to us for rents under its lease through December 2009.

Right of First Offer Property

At December 31, 2008 there is one property located in Germany owned by Global Innovation Partners LLC, or GI Partners, that is subject to a right of first offer agreement, whereby we have the right to make the first offer to purchase this property if GI Partners decides to sell it. This agreement expires on December 31, 2009. We acquired one property from GI Partners that was subject to a right of first offer in June 2005.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we may become subject to tort claims, breach of contract and other claims and administrative proceedings. As of December 31, 2008, we were not a party to any legal proceedings which we believe would have a material adverse effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2008.

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

	High	Low	Last	Dividends Declared
First Quarter 2007	$40.42	$33.76	$39.90	$0.28625
Second Quarter 2007	$42.86	$36.70	$37.68	$0.28625
Third Quarter 2007	$40.62	$32.04	$39.39	$0.28625
Fourth Quarter 2007	$44.21	$35.05	$38.37	$0.31000

First Quarter 2008	$39.20	$31.28	$35.50	$0.31000
Second Quarter 2008	$43.45	$35.43	$40.91	$0.31000
Third Quarter 2008	$51.28	$36.96	$47.25	$0.31000
Fourth Quarter 2008	$47.62	$18.04	$32.85	$0.33000

We intend to continue to declare quarterly dividends on our common stock. The actual amount, form and timing of dividends, however, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts, form or timing of future dividends. The exchange rate on our $172.5 million principal amount of exchangeable debentures and the conversion rate on our series C cumulative convertible preferred stock and our series D cumulative convertible preferred stock are each subject to adjustment for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.265 per share per quarter, $0.28625 per share per quarter and $0.31 per share per quarter, respectively. Therefore, increases to our quarterly dividend may increase the dilutive impact of the exchangeable debentures, series C cumulative convertible preferred stock and series D cumulative convertible preferred stock on our common stockholders. See Part I, Item 1A, Risk Factors “Risks Related to Our Business and Operations—The exchange and repurchase rights of our exchangeable debentures may be detrimental to holders of common stock.”

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

As of February 20, 2009, there were 49 stockholders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

EQUITY COMPENSATION PLAN TABLE

The following table provides information with respect to shares of our common stock that may be issued under our existing equity compensation plan as of December 31, 2008.

Equity Compensation Plan Information

	(a)	(b)	(c)	(d)
Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options(1)	Number of shares of restricted Common Stock and Common Stock issuable upon redemption of outstanding long-term incentive units and class C units(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (c))(3)
Equity Compensation plans approved by stockholders	929,011	$29.70	2,118,326	4,365,144
Equity Compensation plans not approved by stockholders	Not applicable	Not applicable	Not applicable	Not applicable

(1)	The weighted-average remaining term is 7.37 years.
(2)	The number of unvested full-value awards is 1,109,240. Full-value awards are comprised of restricted stock, long-term incentive units and class C units.
(3)	Includes shares available for future restricted stock grants and shares issuable upon redemption of long-term incentive units available to be granted under the 2004 Incentive Award Plan.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total stockholder return on our common stock during the period from November 3, 2004 (the date of our initial public offering) through December 31, 2008, with the cumulative total return on the MSCI US REIT Index (RMS) and the S&P 500 Market Index. The comparison assumes that $100 was invested on November 3, 2004 in our common stock and in each of these indices and assumes reinvestment of dividends, if any.

COMPARE CUMULATIVE TOTAL RETURN

AMONG DIGITAL REALTY TRUST, INC, S&P 500 INDEX AND RMS INDEX

Assumes $100 invested on November 3, 2004

Assumes dividends reinvested

Fiscal year ending December 31, 2008

Pricing Date	DLR($)	S&P 500	RMS
November 3, 2004	100.0	100.0	100.0
December 31, 2004	113.6	106.3	107.8
December 31, 2005	202.0	111.6	121.5
December 31, 2006	317.5	113.3	164.6
December 31, 2007	366.8	136.3	136.9
December 31, 2008	321.6	85.6	84.9

•

This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

•	The stock price performance shown on the graph is not necessarily indicative of future price performance.
•

The hypothetical investment in our common stock presented in the stock performance graph above is based on an initial price of $12.00 per share, the price on November 3, 2004, the date of our initial public offering.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and operating data on an historical basis for our company and on a combined historical basis for our company’s predecessor. Our predecessor is comprised of the real estate activities and holdings of GI Partners related to the properties GI Partners contributed to our portfolio in connection with our initial public offering. We have not presented historical information for our company for periods prior to the consummation of our initial public offering because we did not have any corporate activity until the completion of our initial public offering other than the issuance of shares of common stock in connection with the initial capitalization of our company, and because we believe that a discussion of the results of the Company would not be meaningful. Our predecessor’s combined historical financial information includes:

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

The Company and the Company Predecessor

(Amounts in thousands, except share and per share data)

	The Company					The Predecessor
	Year Ended December 31,				Period from November 3, 2004 to December 31, 2004	Period from January 1, 2004 to November 2, 2004
	2008	2007	2006	2005
Statement of Operations Data:
Operating Revenues:
Rental	$404,559	$319,603	$221,371	$150,072	$18,753	$57,112
Tenant reimbursements	107,503	75,003	50,340	35,720	3,772	11,248
Other	15,383	641	365	5,829	—	—

Total operating revenues	527,445	395,247	272,076	191,621	22,525	68,360
Operating Expenses:
Rental property operating and maintenance	151,505	108,744	59,255	39,257	4,488	10,933
Property taxes	31,102	27,181	26,890	20,189	1,564	5,874
Insurance	4,988	5,527	3,682	2,653	435	1,203
Depreciation and amortization	172,280	134,394	86,129	55,702	6,293	18,785
General and administrative	38,589	31,600	20,441	12,615	20,766	199
Asset management fees to related party	—	—	—	—	—	2,655
Other	1,637	912	1,111	1,617	57	1,021

Total operating expenses	400,101	308,358	197,508	132,033	33,603	40,670
Operating income (loss)	127,344	86,889	74,568	59,588	(11,078)	27,690
Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	2,369	449	177	—	—	—
Interest and other income	2,106	2,287	1,270	1,274	30	69
Interest expense	(61,090)	(64,404)	(49,595)	(35,381)	(5,000)	(16,768)
Loss from early extinguishment of debt	(182)	—	(527)	(1,021)	(283)	—

Income (loss) from continuing operations before minority interests	70,547	25,221	25,893	24,460	(16,331)	10,991
Minority interests in consolidated joint ventures of continuing operations	(335)	—	—	—	(20)	14
Minority interests in continuing operations of operating partnership	(2,551)	(809)	(5,113)	(8,330)	10,192	—

Income (loss) from continuing operations	67,661	24,412	20,780	16,130	(6,159)	11,005
Income (loss) from discontinued operations before minority interests	—	19,444	18,410	(103)	(39)	(302)
Minority interests attributable to discontinued operations	—	(3,264)	(7,798)	74	29	23

Income (loss) from discontinued operations	—	16,180	10,612	(29)	(10)	(279)

Net income (loss)	67,661	40,592	31,392	16,101	(6,169)	$10,726

Preferred stock dividends	(38,564)	(19,330)	(13,780)	(10,014)	—

Net income (loss) available to common stockholders	$29,097	$21,262	$17,612	$6,087	$(6,169)

Per Share Data:
Basic income (loss) per share available to common stockholders	$0.42	$0.35	$0.49	$0.25	$(0.30)
Diluted income (loss) per share available to common stockholders	$0.41	$0.34	$0.47	$0.25	$(0.30)
Cash dividend per common share	$1.26	$1.17	$1.08	$1.00	$0.16
Weighted average common shares outstanding:
Basic	68,829,267	60,527,625	36,134,983	23,986,288	20,770,875
Diluted	70,435,760	62,572,937	37,442,192	24,221,732	20,770,875

	The Company
	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Net investments in real estate	$2,746,498	$2,301,694	$1,736,802	$1,194,106	$787,412
Total assets	3,279,669	2,809,464	2,186,219	1,529,170	1,013,287
Revolving credit facility	138,579	299,731	145,452	181,000	44,000
Unsecured senior notes	58,000	—	—	—	—
Mortgages and other secured loans	1,026,594	895,507	804,686	568,067	475,498
Exchangeable senior debentures	172,500	172,500	172,500	—	—
Total liabilities	1,716,568	1,687,637	1,338,031	880,228	584,229
Minority interests in consolidated joint ventures	4,358	4,928	—	206	997
Minority interests in operating partnership	65,916	72,983	138,416	262,239	254,862
Total stockholders’/owner’s equity	1,492,827	1,043,916	709,772	386,497	173,199
Total liabilities and stockholders’/owner’s equity	$3,279,669	$2,809,464	$2,186,219	$1,529,170	$1,013,287

	The Company				The Company and the Predecessor
	Year ended December 31,				Year ended December 31, 2004
	2008	2007	2006	2005
Cash flows from (used in):
Operating activities	$217,808	$105,655	$99,364	$77,050	$44,638
Investing activities	(647,751)	(537,427)	(597,786)	(474,713)	(371,277)
Financing activities	471,925	440,863	509,753	404,036	326,022

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our Company. We completed our initial public offering of common stock, or our IPO, on November 3, 2004. We believe that we have operated in a manner that has enabled us to qualify, and have elected to be treated, as a Real Estate Investment Trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code. Our company was formed on March 9, 2004. During the period from our formation until we commenced operations in connection with the completion of our IPO we did not have any corporate activity other than the issuance of shares of common stock in connection with the initial capitalization of the company. Any reference to “our”, “we” and “us” in this filing includes our company and our predecessor. Our predecessor is comprised of the real estate activities and holdings of Global Innovation Partners LLC, or GI Partners, which GI Partners contributed to us in connection with our IPO.

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

As of December 31, 2008, we owned an aggregate of 75 technology-related real estate properties, excluding one property held as an investment in an unconsolidated joint venture, with 13.0 million rentable square feet including approximately 1.6 million square feet of space held for redevelopment. At December 31, 2008, approximately 409,000 square feet of our space held for redevelopment was under construction for Turn-Key DatacenterSM and build-to-suit datacenter space in six U.S. and European markets.

We have developed detailed, standardized procedures for evaluating acquisitions to ensure that they meet our financial, technical and other criteria. We expect to continue to acquire additional assets as a part of our growth strategy. We intend to aggressively manage and lease our assets to increase their cash flow. We intend to continue to build out our redevelopment portfolio when justified by anticipated returns.

We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to our common stock and our preferred stock. We currently intend to limit our indebtedness to 60% of our total market capitalization and, based on the closing price of our common stock on December 31, 2008 of $32.85, our ratio of debt to total market capitalization was approximately 30% as of December 31, 2008. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us (with the per unit value equal to the market value of one share of our common stock and excluding long-term incentive units and Class C units), plus the book value of our total consolidated indebtedness.

Revenue Base. As of December 31, 2008, we owned 75 properties through our Operating Partnership, excluding one property held as an investment in an unconsolidated joint venture. These properties are mainly located throughout the U.S., with 13 properties located in Europe and one property in Canada. We acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties Acquired(1)	Net Rentable Square Feet Acquired(2)	Square Feet of Space Held for Redevelopment as of December 31, 2008(3)
2002	5	1,125,292	19,890
2003	6	940,498	117,862
2004	10	2,609,864	76,605
2005	20	3,186,187	324,110
2006	16	2,059,832	161,766
2007	13	1,317,763	456,797
2008	5	147,666	416,582

Properties owned as of December 31, 2008	75	11,387,102	1,573,612

(1)	Excludes properties sold in 2007 and 2006: 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006.
(2)	Excludes space held for redevelopment.
(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space. The amounts included in this table represent redevelopment space as of December 31, 2008 in the properties acquired during the relevant period.

As of December 31, 2008, the properties in our portfolio were approximately 94.9% leased excluding 1.6 million square feet held for redevelopment. Due to the capital intensive and long term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of December 31, 2008, our original average lease term was in excess of 13 years, with an average of seven years remaining. The majority of our leasing since the completion of our IPO has been at lease terms shorter than 12 years. Our lease expirations through December 31, 2010 are 12.7% of net rentable square feet excluding space held for redevelopment as of December 31, 2008. Operating revenues from properties outside the United States were $52.2 million, $34.2 million and $13.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Factors Which May Influence Future Results of Operations

Global economic conditions

Recent U.S., European and other international market and economic conditions have been unprecedented and challenging, with significantly tighter credit conditions and recession in all markets in which we own properties and conduct our operations continuing into 2009. Continued concerns about the systemic impact of potential wide-spread and long-term recession, energy costs, geopolitical issues, the availability and cost of credit, global financial and mortgage markets, corporate and consumer debt levels and declining residential and commercial real estate markets have contributed to increased market volatility and diminished expectations for the U.S., European and other economies. In the second half of 2008, added concerns fueled by the U.S.

government’s conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the forced sale of Bear Stearns to JPMorgan Chase, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government’s financial assistance to American International Group Inc., Citibank, Bank of America and other federal government interventions in the U.S. financial system and similar events in Europe and other regions has led to increased uncertainty and instability in global capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have and continue to contribute to global volatility of unprecedented levels.

As a result of these conditions, general economic conditions and the cost and availability of capital have been and may continue to be adversely affected in all markets in which we own properties and conduct our operations. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease, to provide credit to businesses and consumers. Continued turbulence in the U.S., European and other international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. If these market and economic conditions continue, they may limit our ability, and the ability of our tenants, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our tenants’, financial condition and results of operations.

In addition, our access to funds under our revolving credit facility and other lines of credit depend on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. We cannot assure you that continuing long-term disruptions in the global economy and the continuation of tighter credit conditions among, and potential failures or nationalizations of, third party financial institutions as a result of such disruptions will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitments to us, our business, results of operation, cash flows and financial condition could be adversely affected.

If we do not have sufficient cash flow to continue operating our business and are unable to borrow additional funds, access our existing lines of credit or raise equity capital, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, curtailing development or redevelopment activity, disposing of one or more of our properties possibly on disadvantageous terms or entering into or renewing leases on less favorable terms than we otherwise would.

Rental income. The amount of rental income generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 1.6 million square feet held for redevelopment, as of December 31, 2008, the occupancy rate of the properties in our portfolio was approximately 94.9% of our net rentable square feet.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 11.4 million net rentable square feet, excluding redevelopment space, at December 31, 2008 is approximately 98,000 net rentable square feet of space with extensive datacenter improvements that is currently, or will shortly be, available for lease. Since our IPO, we have leased approximately 1,778,000 square feet of similar space. These Turn-Key DatacentersSM are effective solutions for tenants who lack the expertise or capital budget to provide their own extensive datacenter infrastructure and security. Our expertise in datacenter construction and operations enables us to lease space to these tenants at a significant premium over other uses. Negative trends in one or more of these factors, including as a result of the conditions described above under “Global economic conditions,” could adversely affect our rental income in future periods.

In addition, as of December 31, 2008, we had approximately 1.6 million square feet of redevelopment space, or approximately 12% of the total space in our portfolio, including four vacant properties comprising approximately 487,000 square feet. Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use, and in addition, we may require additional time or encounter delays in securing tenants for redevelopment space. We will require additional capital to finance our redevelopment activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global economic conditions.” Our ability to grow earnings depends in part on our ability to redevelop space and lease redevelopment space at favorable rates, which we may not be able to obtain. We intend to purchase additional vacant properties and properties with vacant redevelopment space in the future.

Economic downturns, including as a result of the conditions described above under “Global economic conditions,” or regional downturns affecting our sub-markets or downturns in the technology-related real estate industry that impair our ability to lease or renew or re-lease space, otherwise reduce returns on our investments or the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. As At December 31, 2008 one tenant, Lyondell Chemical Company (Lyondell) was in bankruptcy. As of December 31, 2008, Lyondell leased approximately 15,500 square feet of net rentable space at a property in Dallas, Texas and was current on all of its rental obligations.

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 0.6 million square feet of available space in our portfolio, which excludes approximately 1.6 million square feet available for redevelopment as of December 31, 2008, leases representing approximately 4.7% and 8.0% of the net rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2009 and 2010, respectively.

Market concentration. We depend on the market for technology based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of December 31, 2008 our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of 12/31/08 total annualized rent(1)
Silicon Valley	14.6%
Chicago	12.1%
New York/New Jersey	10.5%
Dallas	10.2%
Northern Virginia	8.0%
Phoenix	7.7%
San Francisco	5.8%
Los Angeles	5.4%
Dublin, Ireland	4.6%
Other	21.1%

100.0%

(1)	Annualized rent is monthly contractual rent under existing leases as of December 31, 2008 multiplied by 12.

Operating expenses. Our operating expenses generally consist of utilities, property and ad valorem taxes, property management fees, insurance and site maintenance costs, as well as rental expenses on our ground and building leases. Many of our leases contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. However, we generally are not entitled to reimbursement of property operating expenses and real estate taxes under our leases for Turn-Key DatacentersSM. We also incur general and administrative expenses, including expenses relating to our asset management function, as well as significant legal, accounting and other expenses related to corporate governance, U.S. Securities and Exchange Commission reporting and compliance with the various provisions of the Sarbanes-Oxley Act. Increases or decreases in such operating expenses will impact our overall performance. We expect to incur additional operating expenses as we expand.

Interest Rates. As of December 31, 2008, we had approximately $415.2 million of variable rate debt, of which approximately $234.2 million was mortgage debt subject to interest rate swap agreements, and $138.6 million was outstanding on our revolving credit facility. The availability of debt and equity capital has significantly decreased as a result of the circumstances described above under “Global economic conditions.” The affects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense as well as fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to our stockholders to maintain our qualification as a REIT.

Demand for Datacenter Space. Our portfolio of properties consists primarily of technology-related real estate, and datacenter real estate in particular. A decrease in the demand for datacenter space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. Our redevelopment activities make us particularly susceptible to general economic slowdowns, including recessions and the other circumstances described above under “Global economic conditions,” as well as adverse developments in the corporate datacenter, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for datacenter space. Reduced demand could also result from business relocations, including to markets that we do not currently serve such as Asia. Changes in industry practice or in technology, such as virtualization technology, more efficient computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical datacenter space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy.

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

Capitalization of costs

We capitalize pre-acquisition costs related to probable property acquisitions. We also capitalize direct and indirect costs related to construction, development and redevelopment, including property taxes, insurance, financing and employee costs relating to space under development. Costs previously capitalized related to any property acquisitions no longer considered probable are written off, which may have a material effect on our net income. The selection of costs to capitalize and which acquisitions are probable is subjective and depends on many assumptions including the timing of potential acquisitions and the probability that future acquisitions occur. If we made different assumptions in this respect we would have a different amount of capitalized costs in the periods presented leading to different net income. In accordance with FAS 141(R), commencing on January 1, 2009, all costs associated with acquisitions which close on or after January 1, 2009 will be expensed as incurred.

Revenue Recognition

Rental income is recognized using the straight-line method over the terms of the tenant leases. Deferred rents included in our balance sheets represent the aggregate excess of rental revenue recognized on a straight-line basis over the contractual rental payments that would be received under the remaining terms of the leases. Many of our leases contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. However, we generally are not entitled to reimbursement of property operating expenses and real estate taxes under our leases for Turn-Key DatacentersSM. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized over the remaining term of the lease, effective as of the date the lease modification is finalized, assuming collection is not considered doubtful. As discussed above, we recognize amortization of the value of acquired above or below market tenant leases as a reduction of rental income in the case of above market leases or an increase to rental revenue in the case of below market leases.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the years ended December 31, 2008, 2007 and 2006. A summary of our results for the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands).

Year Ended December 31,	2008	2007	2006
Statement of Operations Data:
Total operating revenues	$527,445	$395,247	$272,076
Total operating expenses	(400,101)	(308,358)	(197,508)

Operating income	127,344	86,889	74,568
Other expenses, net	(56,797)	(61,668)	(48,675)

Income from continuing operations before minority interests	$70,547	$25,221	$25,893

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of such growth, a period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (same store properties are properties that were owned and operated for the entire current year and the entire immediate preceding year). The following table identifies each of the properties in our portfolio acquired from January 1, 2006 through December 31, 2008.

Acquired Properties	Acquisition Date	Redevelopment Space as of December 31, 2008(1)	Net Rentable Square Feet Excluding Redevelopment Space	Square Feet including Redevelopment Space	Occupancy Rate as of December 31, 2008(2)
As of December 31, 2005 (41 properties)		538,467	7,861,841	8,400,308	94.9
Year Ended December 31, 2006
4025 Midway Road	Jan-06	12,626	87,964	100,590	99.8
Clonshaugh Industrial Estate	Feb-06	—	20,000	20,000	100.0
6800 Millcreek Drive	Apr-06	—	83,758	83,758	100.0
101 Aquila Way	Apr-06	—	313,581	313,581	100.0
12001 North Freeway	Apr-06	20,222	280,483	300,705	98.5
14901 FAA Boulevard	Jun-06	—	263,700	263,700	100.0
120 E. Van Buren Street	Jul-06	38,089	249,425	287,514	91.7
Gyroscoopweg 2E-2F	Jul-06	—	55,585	55,585	100.0
600 Winter Street	Sep-06	—	30,400	30,400	100.0
2300 NW 89th Place	Sep-06	—	64,174	64,174	100.0
1807 Michael Faraday Court	Oct-06	—	19,237	19,237	100.0
8100 Boone Boulevard	Oct-06	—	17,015	17,015	100.0
111 8th Avenue(3)	Oct-06	—	116,843	116,843	100.0
2055 East Technology Circle	Oct-06	—	76,350	76,350	100.0
114 Rue Ambroise Croizat	Dec-06	90,829	261,317	352,146	95.4
Unit 9, Blanchardstown Corporate Park	Dec-06	—	120,000	120,000	87.3

Subtotal		161,766	2,059,832	2,221,598	97.5
Year Ended December 31, 2007
21110 Ridgetop Circle	Jan-07	—	135,513	135,513	100.0
3011 LaFayette Street	Jan-07	—	90,780	90,780	100.0
44470 Chillum Place	Feb-07	—	95,440	95,440	100.0
43791 Devon Shafron Drive(4)	Mar-07	101,900	33,100	135,000	100.0
43831 Devon Shafron Drive(4)	Mar-07	—	117,071	117,071	100.0
43881 Devon Shafron Drive(4)	Mar-07	32,201	147,799	180,000	100.0
Mundells Roundabout(5)	Apr-07	113,464	—	113,464	—
210 N Tucker Boulevard	Aug-07	62,000	139,588	201,588	94.1
900 Walnut Street	Aug-07	—	112,266	112,266	93.5
1 Savvis Parkway	Aug-07	—	156,000	156,000	100.0
Clonshaugh Industrial Estate (Land)(6)	Sep-07	—	124,500	124,500	100.0
1500 Space Park Drive	Sep-07	—	51,615	51,615	100.0
Cressex 1	Dec-07	50,848	—	50,848	—
Naritaweg 52	Dec-07	—	63,260	63,260	100.0
1 St. Anne’s Boulevard(7)	Dec-07	—	20,219	20,219	100.0
2 St. Anne’s Boulevard(7)	Dec-07	—	30,612	30,612	100.0
3 St. Anne’s Boulevard(7)	Dec-07	96,384	—	96,384	—

Subtotal		456,797	1,317,763	1,774,560	98.8%
Year Ended December 31, 2008
365 South Randolphville Road	Feb-08	264,792	—	264,792	—
650 Randolph Road	Jun-08	127,790	—	127,790	—
1201 Comstock Street	Jun-08	24,000	—	24,000	—
Manchester Technopark Plot C1, Birley Fields	Jun-08	—	38,016	38,016	100.0
7505 Mason King Court	Nov-08	—	109,650	109,650	—

Subtotal		416,582	147,666	564,248	25.7%

Total		1,573,612	11,387,102	12,960,714	94.9%

(1)	Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space.
(2)	Occupancy rates exclude space held for redevelopment
(3)	Includes additional leasehold interest acquired in March 2007, which is comprised of 33,700 square feet.
(4)	The three buildings at Devon Shafron Drive are considered one property for our property count.
(5)	Land parcel held for development.
(6)	Building completed and placed into service in September 2007 on a land parcel acquired in 2006.
(7)	The three buildings at St. Anne’s Boulevard are considered one property for our property count.

In May 2008, we acquired 701 & 717 Leonard Street, a parking garage adjacent to one of our properties in Dallas, Texas, however, we exclude the acquisition from our property count.

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007 and comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

Portfolio

As of December 31, 2008, our portfolio consisted of 75 properties with an aggregate of 13.0 million net rentable square feet including 1.6 million square feet held for redevelopment compared to a portfolio consisting of 70 properties with an aggregate of 12.3 million net rentable square feet including 1.8 million square feet held for redevelopment as of December 31, 2007 and a portfolio consisting of 59 properties with an aggregate of 11.0 million net rentable square feet including 1.6 million square feet held for redevelopment as of December 31, 2006. The increase in our portfolio reflects the acquisition of 15 properties in 2006, 11 properties in 2007 and 5 properties in 2008, net of one property sold during 2006 and two properties sold during 2007. For all periods above, the number of properties excludes one property held as an investment in an unconsolidated joint venture.

Revenues

Total operating revenues from continuing operations were as follows (in thousands):

	Year Ended December 31,			Change		Percentage Change
	2008	2007	2006	2008 v 2007	2007 v 2006	2008 v 2007	2007 v 2006
Rental	$404,559	$319,603	$221,371	$84,956	$98,232	26.6%	44.4%
Tenant reimbursements	107,503	75,003	50,340	32,500	24,663	43.3%	49.0%
Other	15,383	641	365	14,742	276	2299.8%	75.6%

Total operating revenues	$527,445	$395,247	$272,076	$132,198	$123,171	33.4%	45.3%

As shown by the same store and new properties table shown below, the increases in rental revenues and tenant reimbursement revenues in the year ended December 31, 2008 compared to 2007 were primarily due to new leasing at our same store properties and our acquisitions of properties leading to a larger portfolio size. These factors also caused the increases in rental revenues and tenant reimbursements in the year ended December 31, 2007 compared to 2006. Other revenues changes in the years presented were primarily due to the timing of varying tenant termination revenues. We acquired 5, 13 and 16 properties during the years ended December 31, 2008, 2007 and 2006, respectively. Included in the 2006 rental revenues is $0.8 million of straight-line rent adjustment attributable to prior years. This $0.8 million out-of-period adjustment is considered by management to be immaterial to each of the years in which it accumulated.

The following table shows total operating revenues from continuing operations for same store properties and new properties (in thousands).

	Same Store Year Ended December 31,			New Properties Year Ended December 31,
	2008	2007	Change	2008	2007	Change
Rental	$348,724	$302,473	$46,251	$55,835	$17,130	$38,705
Tenant reimbursements	97,420	73,343	24,077	10,083	1,660	8,423
Other	15,383	641	14,742	—	—	—

Total operating revenues	$461,527	$376,457	$85,070	$65,918	$18,790	$47,128

Same store rental revenues increased for the year ended December 31, 2008 compared to the same period in 2007 primarily as a result of new leases at our properties during 2008, the largest of which were for space in 350 East Cermak Road, 3 Corporate Place , 4025 Midway Road, and 200 Paul Avenue 1-4. Same store tenant reimbursement revenues increased for the year ended December 31, 2008 compared to the same period in 2007 primarily as a result of higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 3 Corporate Place, 350 East Cermak Road, 200 Paul Avenue 1-4, and 600 West Seventh Street. The increase in other revenue for the year ended December 31, 2008 compared to the same period in 2007 was primarily due to lease termination revenue related to an early termination of a tenant lease during the latter half of 2008.

New property increases were caused by properties acquired during the period from January 1, 2007 to December 31, 2008. For the year ended December 31, 2008, 3011 Lafayette Street, Devon Shafron Drive properties (3 buildings), 1500 Space Park Drive, 900 Walnut Street and Manchester Technopark contributed $31.9 million, or approximately 68% of the total new properties increase in revenues compared to the same period in 2007.

	Same Store Year Ended December 31,			New Properties Year Ended December 31,
	2007	2006	Change	2007	2006	Change
Rental	$222,113	$193,051	$29,062	$97,490	$28,320	$69,170
Tenant reimbursements	63,680	48,735	14,945	11,323	1,605	9,718
Other	641	365	276	—	—	—

Total operating revenues	$286,434	$242,151	$44,283	$108,813	$29,925	$78,888

Same store rental revenues increased for the year ended December 31, 2007 compared to the same period in 2006 primarily as a result of new leases at our properties during 2007, the largest of which were for space in 3 Corporate Place, 350 East Cermak Road, 200 Paul Avenue 1-4 and 300 Boulevard East. Same store tenant reimbursement revenues increased for the year ended December 31, 2007 compared to the same period in 2006 primarily as a result of higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 300 Boulevard East, 1100 Space Park Drive, 200 Paul Avenue 1-4 and 350 East Cermak Road.

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

Expenses

Total expenses from continuing operations were as follows (in thousands):

	Year Ended December 31,			Change		Percentage Change
	2008	2007	2006	2008 v 2007	2007 v 2006	2008 v 2007	2007 v 2006
Rental property operating and maintenance	$151,505	$108,744	$59,255	$42,761	$49,489	39.3%	83.5%
Property taxes	31,102	27,181	26,890	3,921	291	14.4%	1.1%
Insurance	4,988	5,527	3,682	(539)	1,845	(9.8%)	50.1%
Depreciation and amortization	172,280	134,394	86,129	37,886	48,265	28.2%	56.0%
General and administrative	38,589	31,600	20,441	6,989	11,159	22.1%	54.6%
Other	1,637	912	1,111	725	(199)	79.5%	(17.9%)

Total operating expenses	$400,101	$308,358	$197,508	$91,743	$110,850	29.8%	56.1%

Interest expense	$61,090	$64,404	$49,595	$(3,314)	$14,809	(5.1%)	29.9%

As shown in the same store expense and new properties table below, total expenses in the year ended December 31, 2008 increased compared to 2007 primarily as a result of higher operating expenses following new leasing and acquisition of properties. The following table shows expenses from continuing operations for same store properties and new properties (in thousands).

	Same Store Year Ended December 31,			New Properties Year Ended December 31,
	2008	2007	Change	2008	2007	Change
Rental property operating and maintenance	$128,202	$102,894	$25,308	$23,303	$5,850	$17,453
Property taxes	28,546	26,408	2,138	2,556	773	1,783
Insurance	4,683	5,490	(807)	305	37	268
Depreciation and amortization	146,185	126,557	19,628	26,095	7,837	18,258
General and administrative(1)	38,589	31,600	6,989	—	—	—
Other	1,547	902	645	90	10	80

Total operating expenses	$347,752	$293,851	$53,901	$52,349	$14,507	$37,842

Interest expense	$56,492	$54,118	$2,374	$4,598	$10,286	$(5,688)

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.

New property increases were caused by properties acquired during the period from January 1, 2007 to December 31, 2008. For the year ended December 31, 2008, 3011 Lafayette Street, Devon Shafron Drive properties (3 buildings), 1500 Space Park Drive and 900 Walnut Street contributed $20.2 million, or approximately 53% in total operating expenses compared to the same period in 2006.

Same store rental property operating and maintenance expenses increased for the year ended December 31, 2008 compared to the same period in 2007 primarily as a result of higher utility expenses which is attributed to new leasing and increased power rates. We capitalized amounts relating to compensation expense of employees directly engaged in construction and successful leasing activities of $10.6 million and $5.0 million in the years ended December 31, 2008 and 2007, respectively.

Same store property taxes increased in the year ended December 31, 2008 compared to 2007, primarily as a result of newly completed redevelopment space offset by favorable property tax adjustments at 350 East Cermak Road and 200 Paul Avenue 1-4.

Same store insurance decreased in the year ended December 31, 2008 compared to 2007, primarily as a result of favorable insurance rates on our renewal of our insurance program in late 2007.

Same store depreciation and amortization expense increased in the year ended December 31, 2008 compared to 2007, principally because of depreciation of redevelopment projects that were placed into service in late 2007 and during 2008 along with the acceleration of depreciation on assets associated with leases which terminated earlier than previously estimated.

General and administrative expenses for the year ended December 31, 2008 increased compared to the same period in 2007 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher professional fees and marketing expenses along with the $1.6 million of compensation expense related to the acceleration of the 2005 OPP Grant. For a further discussion of the acceleration of the 2005 OPP Grant, please refer to note 10 in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K

Other expenses are primarily comprised of write-offs of the carrying amounts for tenant improvements, acquired in place lease value and acquired above market lease values as a result of the early termination of tenant leases.

Same store interest expense increased for the year ended December 31, 2008 as compared to the same period in 2007 primarily as a result of higher average outstanding debt balances during 2008 compared to 2007 due to financings on 3 Corporate Place, 2045 & 2055 LaFayette Street, 150 South First Street and 1500 Space Park Drive, partially offset by a decrease in interest expense at 350 East Cermak Road due to a lower variable interest rate. Interest incurred on our revolving credit facility and senior exchangeable debentures is allocated entirely to new properties in the table above. Interest capitalized during the years ended December 31, 2008 and 2007 was $17.3 million and $11.6 million, respectively.

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

Equity in earnings of unconsolidated joint venture

The equity in earnings of unconsolidated joint venture relates to a 50% investment in a joint venture that owns a datacenter property in Seattle, Washington. The investment was made in November 2006. The amount recorded in 2007 includes our portion of the write-off of net costs related to the refinance of the previously outstanding mortgage loan on the property, which amounted to approximately $0.6 million.

Minority Interests

Minority interests decreased for the year ended December 31, 2008 as compared to the same period in 2007 primarily as a result of the weighted average minority ownership percentage decreasing from approximately 12% for the year ended December 31, 2007 to approximately 8% for the year ended December 31, 2008. Also, Minority interests decreased for the year ended December 31, 2007 as compared to the same period in 2006 primarily as a result of the weighted average minority ownership percentage decreasing from approximately 42% for the year ended December 31, 2006 to approximately 12% for the year ended December 31, 2007. The decrease in 2007 as compared to 2006 was primarily a result of GI Partners redeeming all of their Operating Partnership common units during the period from April 1, 2006 through March 31, 2007.

Discontinued operations

Discontinued operations relate to the following properties:

Property	Date Acquired	Date Sold

7979 East Tufts Avenue	October 2003	July 2006

4055 Valley View Lane	September 2003	March 2007

100 Technology Center Drive	February 2004	March 2007

Results of discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2007	2006
Operating revenues	$2,340	$13,285
Operating expenses	(1,283)	(9,915)
Interest and other income	5	20
Interest expense	(607)	(3,076)
Gain on derivative instruments	940	—

	1,395	314
Gain on sale of assets	18,049	18,096
Minority interests attributable to discontinued operations	(3,264)	(7,798)

Income from discontinued operations	$16,180	$10,612

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

As of December 31, 2008, we had $73.3 million of cash and cash equivalents, excluding $45.5 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements as well as capital expenditures.

Our short term liquidity requirements primarily consist of operating expenses, redevelopment costs and other expenditures associated with our properties, dividend payments on our preferred stock, dividend payments to our common stockholders and distributions to our unitholders in the Operating Partnership required to maintain our REIT status, capital expenditures, debt service on our loans and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, restricted cash accounts established for certain future payments and by drawing upon our revolving credit facility.

As of December 31, 2008, our revolving credit facility had a total capacity of $675.0 million and matures in August 2010, subject to two one-year extension options exercisable by us. The bank group is obligated to grant extension options provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility. As of December 31, 2008, borrowings under the revolving credit facility bore interest at blended rates of 1.79% (US Dollar), 4.05% (Euro) and 3.55% (British Pound Sterling), which are based on 1-month EURIBOR and 1-month GBP LIBOR, respectively, plus a margin of 1.10%. The margin can range from 1.10% to 2.00%, depending on our Operating Partnership’s total overall leverage. The revolving credit facility has a $462.5 million sub-facility for multicurrency advances in British Pound Sterling, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes. As of December 31, 2008, approximately $138.6 million was drawn under this facility, and $12.4 million of letters of credit were issued, leaving $524.0 million available for use.

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

On July 24, 2008, we entered into our $200.0 million Prudential Shelf Facility (the Shelf Facility). The three-year uncommitted, multi-currency facility provides for draws, from time to time, subject to agreement with Prudential on the applicable interest rate and satisfaction of other conditions, with an average life and final maturity of up to seven years and ten years, respectively. Concurrent with the close of the Shelf Facility, we made an initial draw of $25.0 million with an interest-only rate of 7.00% per annum and a three-year maturity. We used the net proceeds from the $25.0 million series A notes to temporarily repay borrowings under our revolving credit facility, to fund development and redevelopment activities and for general corporate purposes.

On September 2, 2008, we executed a construction and permanent secured debt financing for the Mundells Roundabout property located in suburban London, England. On February 26, 2009, the loan became a permanent, five year interest-only financing for £42.8 million (equal to approximately $62.1 million based on the exchange rate as of February 26, 2009) with a swapped interest rate of 4.18%.

On September 11, 2008, we completed the refinancing of 1500 Space Park Drive in Santa Clara, California. The new loan for $44.0 million bears interest at 6.15% per year and matures on October 5, 2013 with principal amortization on a 15-year schedule.

On November 5, 2008, we made a draw of $33.0 million on our Shelf Facility. The $33.0 million series B notes have an interest-only rate of 9.32% per annum and a five-year maturity. We used the net proceeds to temporarily repay borrowings under our revolving credit facility and for general corporate purposes.

On January 6, 2009, we made a draw of $25.0 million on our Shelf Facility. The $25.0 million series C notes have an interest-only rate of 9.68% per annum and a seven-year maturity. We used the net proceeds from the offering to temporarily repay borrowings under our revolving credit facility and for general corporate purposes.

On February 13, 2009, we completed an offering of 2,500,000 shares of common stock for total net proceeds, after deducting estimated expenses of approximately $83.3 million. We used the net proceeds to temporarily repay borrowings under our revolving credit facility, to fund development and redevelopment activities and for general corporate purposes.

Future uses of cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of December 31, 2008, we had approximately 1.6 million square feet of redevelopment space and we also owned approximately 98,000 net rentable square feet of datacenter space with extensive installed tenant improvements that we may subdivide for Turn-Key DatacenterSM use during the next two years rather than lease such space to large single tenants. Turn-Key DatacenterSM space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key DatacenterSM space, we expect to incur significant tenant improvement costs to build out and redevelop these spaces. At December 31, 2008, approximately 409,000 square feet of our space held for redevelopment was under construction for Turn-Key DatacenterSM and build-to-suit datacenter space in six U.S. and European markets. At December 31, 2008, we had commitments under construction contracts for approximately $102.9 million, excluding approximately $15.5 million of obligations for which third parties are obligated to reimburse us. We currently expect to incur $350.0 million of capital expenditures for our redevelopment program during the year ending December 31, 2009, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

We are also subject to the commitments discussed below under “Commitments and Contingencies” and Off-Balance Sheet Arrangements, and Distributions as described below.

Consistent with our growth strategy, we actively pursue opportunities for potential acquisitions, with due diligence and negotiations often at different stages at different times. We currently expect total acquisitions for the year ending December 31, 2009 to be approximately $20.0 million, though this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results, availability of debt or equity capital or based on acquisition opportunities.

We expect to meet our long-term liquidity requirements to pay for scheduled debt maturities and to fund property acquisitions and non-recurring capital improvements with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities. We also may fund future property acquisitions and non-recurring capital improvements using our revolving credit facility pending permanent financing. If we are not able to obtain additional financing on terms attractive to us, or at all, including as a result of the circumstances described above under “Factors Which May Influence Future Results of Operations—Global economic conditions”, we may be required to reduce our acquisitions or capital expenditure plans, which could have a material adverse effect upon our business and results of operations.

Properties acquired in 2008

During the year ended December 31, 2008 we acquired the following properties:

Location	Metropolitan Area	Date Acquired	Purchase Price (in millions)(1)
365 South Randolphville Road	New York	February 14, 2008	$20.4
701 & 717 Leonard Street(2)	Dallas	May 13, 2008	12.1
650 Randolph Road	New York	June 13, 2008	10.9
Manchester Technopark Plot C1, Birley Fields	Manchester	June 20, 2008	24.7
1201 Comstock Street(3)	Silicon Valley	June 30, 2008	1.9
7505 Mason King Court	Northern Virginia	November 20, 2008	10.6
1500 Space Park Drive and 1201 Comstock Street(4)	Silicon Valley	December 10, 2008	20.6

Total Acquisitions—Year Ended December 31, 2008			$101.2

(1)	Includes closing costs.
(2)	Acquisition of a parking garage adjacent to one of our properties in Dallas, Texas. The parking garage is not included in our property count.
(3)	Represents the amount to acquire a 50% interest in a joint venture that owns this above building. Since we control the joint venture, we have consolidated the joint venture in the accompanying consolidated financial statements. Upon consolidation, we included total assets of $3.8 million and minority interest of $1.9 million.
(4)	Acquisition of remaining 50% portion of joint venture that owns the above buildings.

We financed the purchase of these properties primarily with borrowings under our revolving credit facility.

Construction

As of December 31, 2008 and 2007, work in progress, including the proportionate land and property costs related to current construction projects, amounted to $325.6 million, or $412.8 million including construction accruals and other capitalized costs, and $419.0 million, or $494.5 million including construction accruals, respectively. In addition, our redevelopment program included the proportionate land and building costs related to other targeted projects in the amount of $76.1 million and $100.0 million as of December 31, 2008 and December 31, 2007, respectively. Work in progress related to non-redevelopment projects, primarily tenant and building improvements, amounted to $2.1 million and $7.1 million as of December 31, 2008 and December 31, 2007, respectively.

Dividends and Distributions

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to continue to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred stockholders, common stockholders and unit holders from cash flow from operating activities. All such distributions are at the discretion of our board of directors. While historically we have satisfied these distribution requirements by making cash distributions to our shareholders, a REIT is permitted to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, its own stock. For distributions with respect to taxable years ending on or before December 31, 2009, recent Internal Revenue Service guidance allows us to satisfy up to 90% of the distribution requirements discussed above through the distribution of shares of our stock, if certain conditions are met. Assuming we continue to satisfy these distributions requirements with cash, we may be required to use borrowings under the revolving credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. We have distributed 100% of our taxable income since inception to minimize corporate level federal income taxes. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our status as a REIT. The exchange rate on our $172.5 million principal amount of exchangeable debentures and the conversion rate on our series C cumulative convertible preferred stock and our series D cumulative convertible preferred stock are each subject to adjustment for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.265 per share per quarter, $0.28625 per share per quarter and $0.31 per share per quarter, respectively. Therefore, increases to our quarterly dividend may increase the dilutive impact of the exchangeable debentures, series C cumulative convertible preferred stock and series D cumulative convertible preferred stock on our common stockholders.

In 2008, 2007 and 2006, we declared the following dividends and distributions (in thousands):

Date dividend and distribution declared	Dividend and distribution payable date	Series A Preferred Stock(1)	Series B Preferred Stock(2)	Series C Preferred Stock(3)	Series D Preferred Stock(4)	Common Stock and Operating Partnership Common Units
February 27, 2006	March 31, 2006	2,199	1,246	—	—	15,642	(5)
May 1, 2006	June 30, 2006	2,199	1,246	—	—	16,709	(5)
July 31, 2006	October 2, 2006	2,199	1,246	—	—	16,607	(5)
October 31, 2006	December 29, 2006 for Series A and B Preferred Stock; January 16, 2007 for Common Stock and Operating Partnership Common Units	2,199	1,246	—	—	19,387	(6)

Total—2006		$8,796	$4,984	$—	$—	$68,345

February 15, 2007	April 2, 2007	2,199	1,246	—	—	19,442	(6)
May 2, 2007	July 2, 2007	2,199	1,246	1,722	—	19,458	(6)
August 1, 2007	October 1, 2007	2,199	1,246	1,914	—	19,465	(6)
November 1, 2007	December 31, 2007 for Series A, B and C Preferred Stock; January 14, 2008 for Common Stock and Operating Partnership Common Units	2,199	1,246	1,914	—	22,345	(7)

Total—2007		$8,796	$4,984	$5,550	$—	$80,710

February 25, 2008	March 31, 2008	2,199	1,246	1,914	2,899	22,418	(7)
May 5, 2008	June 30, 2008	2,199	1,246	1,914	4,744	22,444	(7)
August 4, 2008	September 30, 2008	2,199	1,246	1,914	4,744	24,258	(7)
November 4, 2008	December 31, 2008 for Series A, B, C and D Preferred Stock; January 7, 2009 for Common Stock and Operating Partnership Common Units	2,199	1,246	1,914	4,744	26,102	(8)

Total—2008		$8,796	$4,984	$7,656	$17,131	$95,222

(1)	$2.125 annual rate of dividend per share.
(2)	$1.969 annual rate of dividend per share.
(3)	$1.094 annual rate of dividend per share.
(4)	$1.375 annual rate of dividend per share.
(5)	$1.060 annual rate of dividend and distribution per share and unit.
(6)	$1.145 annual rate of dividend and distribution per share and unit.
(7)	$1.240 annual rate of dividend and distribution per share and unit.
(8)	$1.320 annual rate of dividend and distribution per share and unit.

Distributions out of our current or accumulated earnings and profits are generally classified as ordinary income whereas distributions in excess of our current and accumulated earnings and profits, to the extent of a stockholder’s U.S. federal income tax basis in our stock, are generally classified as a return of capital. Distributions in excess of a stockholder’s U.S. federal income tax basis in our stock are generally characterized as capital gain. Cash provided by operating activities has been sufficient to fund all distributions.

The tax treatment of distributions on common stock paid in 2008 is as follows: 100% ordinary income and 0% return of capital. The tax treatment of distributions on common stock paid in 2007 is as follows: approximately 78% ordinary income and 22% return of capital. The tax treatment of distributions on common stock paid in 2006 is as follows: approximately 74% ordinary income and 26% return of capital. All distributions paid on our preferred stock in 2008, 2007 and 2006 were classified as ordinary income for income tax purposes.

Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 260,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013. We made payments of approximately $41,000 and $17,000 to the seller during the years ended December 31, 2008 and 2007, respectively. No payments were made in 2006. We have recorded a liability of approximately $0.2 million for this contingent liability on our balance sheet at December 31, 2008.

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other accrued liabilities include $1.4 million and $1.5 million for this liability as of December 31, 2008 and December 31, 2007, respectively. During the year ended December 31, 2008 and 2007, we paid approximately $0.2 million and $0.1 million, respectively, to the seller.

As of December 31, 2008, we were a party to interest rate cap and swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Obligation	Total	2009	2010-2011	2012-2013	Thereafter
Long-term debt principal payments(1)	$1,393,218	$162,678	$461,324	$247,294	$521,922
Interest payable(2)	339,869	71,738	119,830	80,265	68,036
Ground leases(3)	26,073	529	1,057	1,057	23,430
Operating leases	45,974	6,538	13,227	11,509	14,700
Construction contracts(4)	102,887	102,887	—	—	—

	$1,908,021	$344,370	$595,438	$340,125	$628,088

(1)	Includes $138.6 million of borrowings under our revolving credit facility, which is due to mature in August 2010 and excludes $2.5 million of loan premiums.

(2)	Interest payable is based on the interest rate in effect on December 31, 2008 including the effect of interest rate swaps. Interest payable excluding the effect of interest rate swaps is as follows (in thousands):

2009	$68,998
2010-2011	116,840
2012-2013	79,379
Thereafter	68,036

$333,253

(3)

This is comprised of ground lease payments on 2010 East Centennial Circle, Chemin de l’Epinglier 2, Clonshaugh Industrial Estate, Paul van Vlissingenstraat 16, Gyroscoopweg 2E-2F and Naritaweg 52. After

February 2036, rent for the remaining term of the 2010 East Centennial Circle ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information. After December 2036, rent for the remaining term of the Naritaweg 52 ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information. The Chemin de l’Epinglier 2 ground lease which expires in July 2074 contains potential inflation increases which are not reflected in the table above. The Paul van Vlissingenstraat, 16 Chemin de l’Epinglier 2, Gyroscoopweg 2E-2F and Clonshaugh Industrial Estate amounts are translated at the December 31, 2008 exchange rate of $1.40 per € 1.00.

(4)	From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At December 31, 2008, we had open commitments related to construction contracts of $102.9 million, excluding approximately $15.5 million of obligations subject to reimbursement by third parties.

Outstanding Consolidated Indebtedness

The table below summarizes our debt, at December 31, 2008 (in millions):

Debt Summary:
Fixed rate	$980.5
Variable rate—hedged by interest rate swaps	234.2

Total fixed rate and hedged variable rate	1,214.7
Variable rate	181.0

Total	$1,395.7

Percent of Total Debt:
Fixed rate (including swapped debt)	87.0%
Variable rate	13.0%

Total	100.0%

Effective Interest Rate as of December 31 , 2008(1) :
Fixed rate (including hedged variable rate debt)	5.73%
Variable rate	2.82%
Effective interest rate	5.36%

(1)	Excludes impact of deferred financing cost amortization.

As of December 31, 2008, we had approximately $1.4 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total market capitalization was approximately 30% (based on the closing price of our common stock on December 31, 2008 of $32.85). For this purpose, our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us (with the per unit value equal to the market value of one share of our common stock and excluding long-term incentive units and Class C units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various LIBOR, GBP LIBOR and EURIBOR rates ranging from one to twelve months, depending on the respective agreement governing the debt. Assuming maturity of our exchangeable senior debentures at their first redemption date in August 2011, as of December 31, 2008, our debt had a weighted average term to initial maturity of approximately 4.5 years (approximately 4.9 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of December 31, 2008, we were a party to an interest rate cap agreement related to $96.6 million of outstanding principal on our variable rate debt and interest rate swap agreements related to $234.2 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

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

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007 and Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

The following table shows cash flows and ending cash and cash equivalent balances for the years ended December 31, 2008, 2007 and 2006, respectively. Cash flows include the cash flows of 100 Technology Center Drive (sold in March 2007), 4055 Valley View Lane (sold in March 2007) and 7979 East Tufts Avenue (sold in July 2006) (in thousands).

	Year Ended December 31,			Increase / (Decrease)
	2008	2007	2006	2008 v 2007	2007 v 2006
Net cash provided by operating activities (including discontinued operations)	$217,808	$105,655	$99,364	$112,153	$6,291
Net cash used in investing activities	(647,751)	(537,427)	(597,786)	(110,324)	60,359
Net cash provided by financing activities	471,925	440,863	509,753	31,062	(68,890)

Net increase in cash and cash equivalents	$41,982	$9,091	$11,331	$32,891	$(2,240)

The increases in net cash provided by operating activities from 2007 to 2008 and from 2006 to 2007 were primarily due to increased cash flows from new leasing at our same store properties and our acquisition of new operating properties which was partially offset by increased operating and interest expenses. We acquired 5, 13 and 16 properties during the years ended December 31, 2008, 2007 and 2006 respectively.

Net cash used in investing activities increased from 2007 to 2008, as we had an increase in cash payments for our redevelopment program offset by a decrease in cash paid for acquisitions in 2008 ($79.2 million) as compared to 2007 ($359.8 million) and the receipt of proceeds from the sales of 100 Technology Center Drive and 4055 Valley View Lane in March 2007. Net cash used in investing activities decreased from 2006 to 2007 primarily as a result of a lower value of properties acquired during the year offset partially by higher capital improvements being added to our redevelopment projects.

Net cash flows from financing activities consisted of the following amounts (in thousands).

	Year Ended December 31,			Increase / (Decrease)
	2008	2007	2006	2008 v 2007	2007 v 2006
Net proceeds from borrowings	$46,703	$216,006	$181,004	$(169,303)	$35,002
Net proceeds from issuance of common/preferred stock, including exercise of stock options	549,210	320,751	365,337	228,459	(44,586)
Redemption of operating partnership units	—	—	(133,822)	—	133,822
Dividend and distribution payments	(130,040)	(97,081)	(78,377)	(32,959)	(18,704)
Proceeds from exchangeable senior debentures	—	—	172,500	—	(172,500)
Other	6,052	1,187	3,111	4,865	(1,924)

Net cash provided by financing activities	$471,925	$440,863	$509,753	$31,062	$(68,890)

Net proceeds from issuance of stock were primarily related to our common stock offerings in July 2008 (net proceeds of $211.6 million), October 2007 ($150.4 million), October 2006 ($266.7 million) and May 2006 ($95.0 million) and preferred stock offerings in February 2008 ($338.6 million) and April 2007 ($169.1 million). We obtained mortgage loans for approximately $166.6 million, $121.3 million and $347.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. We issued $172.5 million of Senior Exchangeable Debentures on August 15, 2006. The increase in dividend and distribution payments for the year ended December 31, 2008 as compared to the same period in 2007 was a result of an increase in shares outstanding in 2008 as compared to 2007 and dividends on our series D preferred stock being paid in 2008, whereas this series of preferred stock was not outstanding in 2007. The increase in dividend and distribution payments for the year ended December 31, 2007 as compared to the same period in 2006 was a result of an increase in shares outstanding in 2007 as compared to 2006 and dividends on our series C preferred stock being paid in 2007, whereas this series of preferred stock was not outstanding in 2006.

Minority interest

Minority interests relate to the interests in the Operating Partnership that are not owned by us, which, as of December 31, 2008, amounted to 7.4% of the Operating Partnership common units. In conjunction with our formation, GI Partners received common units, in exchange for contributing ownership interests in properties to the Operating Partnership. Also in connection with acquiring real estate interests owned by third parties, the Operating Partnership issued common units to those sellers.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement requires the recognition of a noncontrolling interest (minority interest) as a separate component within equity within the consolidated balance sheet. It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented within the consolidated statement of income. This statement also amends certain of ARB No. 51’s consolidation procedures to make them consistent with the requirements of SFAS 141(R). SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are evaluating the potential impact of this statement.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157 ”(“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements for items within the scope of FSP 157-2, which will become effective beginning with our first quarter of 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. This statement amends SFAS No. 133 by requiring enhanced disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS No. 133’s scope or accounting. SFAS No. 161 requires increased qualitative, quantitative and credit-risk disclosures about the entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption permitted. We are evaluating the potential impact of this statement.

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

In May 2008, the FASB issued Staff Position Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that have a “net settlement feature” permitting settlement partially or fully in cash upon conversion. The adoption of FSP APB 14-1 will not affect our cash flows; however, it will impact our results of operations by increasing interest expense associated with our 4.125% Senior Exchangeable Debentures due August 15, 2026 (the Debentures) by adding a non-cash component to amortize a debt discount calculated based on the difference between the cash coupon of the convertible debt instrument and the estimated non-convertible debt borrowing rate. The Debentures were issued in August 2006 and bear interest at a rate of 4.125% per annum. The adoption of FSP APB 14-1 will require the Company to record a debt discount, which will be amortized to interest expense through August 15, 2011, representing the first date on which holders of the Debentures may require us to repurchase all or a portion of their notes. Upon the adoption of FSP APB 14-1, the result will be a decrease to net income as a result of amortizing the non-cash debt discount. Upon conversion of a convertible debt instrument, we must allocate the fair value of the consideration transferred and any transaction costs incurred between the equity and liability components. This is done by first allocating to the liability component an amount equal to the fair value of the liability component immediately prior to its conversion, with the residual consideration allocated to the equity component. Any gain or loss equal to the difference between the consideration allocated to the liability component and the carrying value of the liability component, including any unamortized debt discount or issuance costs, is recorded in earnings. The effective date is January 1, 2009 with the application of the new accounting applied retrospectively to both new and existing convertible instruments, including the Debentures we issued in 2006. As a result of the new accounting, beginning in 2009, we will recognize an additional non-cash interest expense, for GAAP purposes, of between $3.9 million and $4.4 million per annum, prior to the capitalization of interest as a result of our development activities. A cumulative effect of a change in accounting principle of approximately $6.5 million, net of the effect of capitalized interest, on periods prior to those presented will be recognized as of the beginning of the first period presented with an offsetting adjustment to retained earnings. In addition, we will be required to restate our 2008, 2007 and 2006 results to reflect the additional non-cash interest expense for the periods the Debentures were outstanding in those years.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and retrospective application is required for all periods presented. We believe that the adoption of FSP 03-6-1 on January 1, 2009 will not have a material impact on the consolidated financial statements.

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

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of December 31, 2008, our consolidated debt was as follows (in millions):

Debt Summary:
Fixed rate	$980.5
Variable rate—hedged by interest rate swaps	234.2

Total fixed rate and hedged variable rate	1,214.7
Variable rate	181.0

Total	$1,395.7

Percent of Total Debt:
Fixed rate (including swapped debt)	87.0%
Variable rate	13.0%

Total	100.0%

Effective Interest Rate as of December 31 , 2008(1):
Fixed rate (including hedged variable rate debt)	5.73%
Variable rate	2.82%
Effective interest rate	5.36%

(1)	Excludes impact of deferred financing cost amortization.

Interest rate swaps included in this table and their fair values as of December 31, 2008 were as follows (in thousands):

Current Notional Amount		Strike Rate	Effective Date	Expiration Date	Fair Value at Significant Other Observable Inputs (Level 2)
$96,458		3.167	Oct. 15, 2008	June 15, 2009	$(1,116)
19,239	(1)	4.944	Jul. 10, 2006	Apr. 10, 2011	(986)
15,041	(2)	3.981	May 17, 2006	Jul. 18, 2013	(559)
10,881	(2)	4.070	Jun. 23, 2006	Jul. 18, 2013	(442)
9,575	(2)	3.989	Jul. 27, 2006	Oct. 18, 2013	(365)
44,564	(2)	3.776	Dec. 5, 2006	Jan. 18, 2012	(1,131)
38,315	(2)	4.000	Dec. 20, 2006	Jan. 18, 2012	(1,207)

$234,073					$(5,806)

(1)	Translation to U.S. dollars is based on exchange rate of $1.46 to £1.00 as of December 31, 2008.
(2)	Translation to U.S. dollars is based on exchange rate of $1.40 to €1.00 as of December 31, 2008.

We purchased an interest rate cap from a financial institution with a notional amount of $96.6 million on a 1-month USD LIBOR based loan at 350 East Cermak Road. Under the interest rate cap agreement, we would receive payments from the counterparty in the event LIBOR exceeds 6.00% over the term of the agreement. The interest rate cap agreement expires on June 15, 2009. The fair value of the cap was immaterial as of December 31, 2008.

Sensitivity to changes in interest rates.

The following table shows the effect if assumed changes in interest rates occurred:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	16	$0.7
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(16)	($0.7)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	16	0.3
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	(16)	(0.3)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(16)	3.7
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	16	(5.5)

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

Foreign currency exchange risk

As of December 31, 2008, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland and Canada and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British Pound, Euro and the Swiss Franc, except for our Canadian property for which the functional currency is the U.S. dollar. Our primary currency exposures are to the Euro and the British Pound Sterling. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of shareholders’ equity. For the year ended December 31, 2008, operating revenues from properties outside the United States contributed $52.2 million, which represented 9.9% of our operating revenues.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

The management of Digital Realty Trust, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Our internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial and Investment Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 69.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Digital Realty Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, Inc. (the Company) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III, properties and accumulated depreciation. We have also audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule III, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Realty Trust, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, properties and accumulated depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

San Francisco, California

February 27, 2009

DIGITAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2008	December 31, 2007
ASSETS
Investments in real estate:
Properties:
Land	$316,318	$316,196
Acquired ground leases	2,733	2,790
Buildings and improvements	2,465,984	1,968,850
Tenant improvements	255,818	193,436

Total investments in properties	3,040,853	2,481,272
Accumulated depreciation and amortization	(302,836)	(188,099)

Net investments in properties	2,738,017	2,293,173
Investment in unconsolidated joint venture	8,481	8,521

Net investments in real estate	2,746,498	2,301,694
Cash and cash equivalents	73,334	31,352
Accounts and other receivables, net of allowance for doubtful accounts of $2,109 and $3,167 as of December 31, 2008 and December 31, 2007, respectively	39,108	43,440
Deferred rent	99,957	64,639
Acquired above market leases, net of accumulated amortization of $31,128 and $23,580 as of December 31, 2008 and December 31, 2007, respectively	31,352	38,762
Acquired in place lease value and deferred leasing costs, net of accumulated amortization of $188,348 and $137,025 as of December 31, 2008 and December 31, 2007, respectively	222,389	253,642
Deferred financing costs, net of accumulated amortization of $14,667 and $9,629 as of December 31, 2008 and December 31, 2007, respectively	16,621	17,610
Restricted cash	45,470	41,302
Other assets	4,940	17,023

Total Assets	$3,279,669	$2,809,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving credit facility	$138,579	$299,731
Unsecured senior notes	58,000	—
Mortgage loans	1,026,594	895,507
Exchangeable senior debentures	172,500	172,500
Accounts payable and other accrued liabilities	171,176	176,143
Accrued dividends and distributions	26,092	22,345
Acquired below market leases, net of accumulated amortization of $64,706 and $49,791 as of December 31, 2008 and December 31, 2007, respectively	76,660	93,572
Security deposits and prepaid rents	46,967	27,839

Total liabilities	1,716,568	1,687,637
Commitments and contingencies
Minority interests in consolidated joint ventures	4,358	4,928
Minority interests in operating partnership, redemption value of $191,158 as of December 31, 2008	65,916	72,983
Stockholders’ equity:
Preferred Stock: $0.01 par value, 30,000,000 authorized:
Series A Cumulative Redeemable Preferred Stock, 8.50%, $103,500,000 liquidation preference ($25.00 per share), 4,140,000 issued and outstanding	99,297	99,297
Series B Cumulative Redeemable Preferred Stock, 7.875%, $63,250,000 liquidation preference ($25.00 per share), 2,530,000 issued and outstanding	60,502	60,502
Series C Cumulative Convertible Preferred Stock, 4.375%, $175,000,000 liquidation preference ($25.00 per share), 7,000,000 issued and outstanding	169,068	169,068
Series D Cumulative Convertible Preferred Stock, 5.500%, $345,000,000 liquidation preference ($25.00 per share), 13,800,000 issued and outstanding	333,581	—
Common Stock; $0.01 par value: 125,000,000 authorized, 73,306,703 and 65,406,240 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	732	654
Additional paid-in capital	1,040,591	814,106
Dividends in excess of earnings	(161,441)	(103,090)
Accumulated other comprehensive income (loss), net	(49,503)	3,379

Total stockholders’ equity	1,492,827	1,043,916

Total liabilities and stockholders’ equity	$3,279,669	$2,809,464

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Year Ended December 31,
	2008	2007	2006
Operating Revenues:
Rental	$404,559	$319,603	$221,371
Tenant reimbursements	107,503	75,003	50,340
Other	15,383	641	365

Total operating revenues	527,445	395,247	272,076

Operating Expenses:
Rental property operating and maintenance	151,505	108,744	59,255
Property taxes	31,102	27,181	26,890
Insurance	4,988	5,527	3,682
Depreciation and amortization	172,280	134,394	86,129
General and administrative	38,589	31,600	20,441
Other	1,637	912	1,111

Total operating expenses	400,101	308,358	197,508

Operating income	127,344	86,889	74,568

Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	2,369	449	177
Interest and other income	2,106	2,287	1,270
Interest expense	(61,090)	(64,404)	(49,595)
Loss from early extinguishment of debt	(182)	—	(527)

Income from continuing operations before minority interests	70,547	25,221	25,893
Minority interests in consolidated joint ventures	(335)	—	—
Minority interests in continuing operations of operating partnership	(2,551)	(809)	(5,113)

Income from continuing operations	67,661	24,412	20,780
Income from discontinued operations before gain on sale of assets and minority interests	—	1,395	314
Gain on sale of assets	—	18,049	18,096
Minority interests attributable to discontinued operations	—	(3,264)	(7,798)

Income from discontinued operations	—	16,180	10,612
Net income	67,661	40,592	31,392
Preferred stock dividends	(38,564)	(19,330)	(13,780)

Net income available to common stockholders	$29,097	$21,262	$17,612

Income per share from continuing operations available to common stockholders:
Basic	$0.42	$0.08	$0.20
Diluted	$0.41	$0.08	$0.19

Income per share from discontinued operations:
Basic	$—	$0.27	$0.29
Diluted	$—	$0.26	$0.28

Net income per share available to common stockholders:
Basic	$0.42	$0.35	$0.49
Diluted	$0.41	$0.34	$0.47

Weighted average common shares outstanding:
Basic	68,829,267	60,527,625	36,134,983
Diluted	70,435,760	62,572,937	37,442,192

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Dividends In Excess of Earnings	Accumulated Other Comprehensive Income (Loss), net	Total
Balance at December 31, 2005	$99,297	$60,502	$—	$—	27,363,408	$274	$252,562	$(27,782)	$1,644	$386,497
Conversion of units to common stock	—	—	—	—	13,405,548	133	115,788	—	—	115,921
Net proceeds from sale of common stock	—	—	—	—	13,200,000	132	361,593	—	—	361,725
Net redemption of Operating Partnership units	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	288,735	3	2,595	—	—	2,598
Reallocation between minority interests and stockholders’ equity resulting from changes in the relative ownership	—	—	—	—	—	—	(136,235)	—	—	(136,235)
Amortization of deferred compensation regarding share based awards, net of minority interests	—	—	—	—	—	—	1,031	—	—	1,031
Dividends declared on preferred stock	—	—	—	—	—	—	—	(13,780)	—	(13,780)
Dividends declared on common stock	—	—	—	—	—	—	—	(41,923)	—	(41,923)
Net income	—	—	—	—	—	—	—	31,392	—	31,392
Other comprehensive income—Foreign currency translation adjustments, net of minority interests	—	—	—	—	—	—	—	—	2,643	2,643
Other comprehensive income—Fair value of interest rate swaps, net of minority interests	—	—	—	—	—	—	—	—	1,161	1,161
Other comprehensive income—Reclassification of other comprehensive income to interest expense, net of minority interests	—	—	—	—	—	—	—	—	(1,258)	(1,258)

Comprehensive income	—	—	—	—	—	—	—	—	—	33,938

Balance at December 31, 2006	99,297	60,502	—	—	54,257,691	542	597,334	(52,093)	4,190	709,772
Conversion of units to common stock	—	—	—	—	7,042,054	70	71,082	—	—	71,152
Net proceeds from sale of common stock	—	—	—	—	4,025,000	40	150,407	—	—	150,447
Issuance of series C preferred stock, net of offering costs	—	—	169,068	—	—	—	—	—	—	169,068
Exercise of stock options	—	—	—	—	81,495	2	1,234	—	—	1,236
Reallocation between minority interests and stockholders’ equity resulting from changes in the relative ownership	—	—	—	—	—	—	(9,832)	—	—	(9,832)
Amortization of deferred compensation regarding share based awards, net of minority interests	—	—	—	—	—	—	3,881	—	—	3,881
Dividends declared on preferred stock	—	—	—	—	—	—	—	(19,330)	—	(19,330)
Dividends declared on common stock	—	—	—	—	—	—	—	(72,259)	—	(72,259)
Net income	—	—	—	—	—	—	—	40,592	—	40,592
Other comprehensive income—Foreign currency translation adjustments, net of minority interests	—	—	—	—	—	—	—	—	(222)	(222)
Other comprehensive income—Fair value of interest rate swaps, net of minority interests	—	—	—	—	—	—	—	—	1,631	1,631
Other comprehensive income—Reclassification of other comprehensive income to interest expense, net of minority interests	—	—	—	—	—	—	—	—	(2,220)	(2,220)

Comprehensive income	—	—	—	—	—	—	—	—	—	39,781

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (continued)

(in thousands, except share data)

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Dividends In Excess of Earnings	Accumulated Other Comprehensive Income (Loss), net	Total
Balance at December 31, 2007	99,297	60,502	169,068	—	65,406,240	654	814,106	(103,090)	3,379	1,043,916
Conversion of units to common stock	—	—	—	—	1,825,187	19	20,341	—	—	20,360
Gross proceeds from sale of common stock	—	—	—	—	5,750,000	57	220,858	—	—	220,915
Common stock offering costs, net of MI	—	—	—	—	—	—	(8,612)	—	—	(8,612)
Issuance of series D preferred stock, net of offering costs	—	—	—	333,581	—	—	—	—	—	333,581
Exercise of stock options	—	—	—	—	208,703	2	3,644	—	—	3,646
Reallocation between minority interests and stockholders’ equity resulting from changes in the relative ownership	—	—	—	—	—	—	(18,792)	—	—	(18,792)
Issuance of restricted stock, net of treasury	—	—	—	—	116,573	—	—	—	—	—
Amortization of deferred compensation regarding share based awards, net of minority interests	—	—	—	—	—	—	9,046	—	—	9,046
Dividends declared on preferred stock	—	—	—	—	—	—	—	(38,564)	—	(38,564)
Dividends declared on common stock	—	—	—	—	—	—	—	(87,448)	—	(87,448)
Net income	—	—	—	—	—	—	—	67,661	—	67,661
Other comprehensive income—Foreign currency translation adjustments, net of minority interests	—	—	—	—	—	—	—	—	(44,813)	(44,813)
Other comprehensive income—Fair value of interest rate swaps, net of minority interests	—	—	—	—	—	—	—	—	(7,325)	(7,325)
Other comprehensive income—Reclassification of other comprehensive income to interest expense, net of minority interests	—	—	—	—	—	—	—	—	(744)	(744)

Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	14,779

Balance at December 31, 2008	$99,297	$60,502	$169,068	$333,581	73,306,703	$732	$1,040,591	$(161,441)	$(49,503)	$1,492,827

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash flows from operating activities (including discontinued operations):
Net income	$67,661	$40,592	$31,392
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of assets	—	(18,049)	(18,096)
Minority interests in operating partnership and discontinued operations	2,551	4,073	12,911
Minority interests in consolidated joint ventures	335	—	—
Equity in earnings of unconsolidated joint venture	(2,369)	(449)	(177)
Distributions from unconsolidated joint venture	3,019	1,383	650
Write-off of net assets due to early lease terminations	1,085	430	450
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases, including amounts for discontinued operations	118,266	81,280	52,795
Amortization of share-based unearned compensation	9,805	4,367	1,787
Allowance for doubtful accounts	(1,058)	1,135	1,269
Amortization of deferred financing costs	5,711	5,293	3,842
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	182	—	106
Amortization of debt premium	(228)	(229)	(229)
Amortization of acquired in place lease value and deferred leasing costs	54,014	53,493	38,175
Amortization of acquired above market leases and acquired below market leases, net	(9,689)	(10,412)	(7,244)
Changes in assets and liabilities:
Restricted cash	(1,640)	(12,716)	(3,637)
Accounts and other receivables	4,878	5,134	(10,950)
Deferred rent	(36,006)	(23,376)	(15,034)
Deferred leasing costs	(10,776)	(14,417)	(8,106)
Other assets	4,064	(138)	(2,927)
Accounts payable and other accrued liabilities	(8,004)	(19,129)	14,571
Security deposits and prepaid rents	16,007	7,390	7,816

Net cash provided by operating activities (including discontinued operations)	217,808	105,655	99,364

Cash flows from investing activities:
Acquisitions of properties	(79,243)	(359,849)	(499,917)
Purchase of prepaid ground lease	—	(1,192)	(1,248)
Investment in unconsolidated joint venture	—	—	(30,428)
Proceeds from sale of assets, net of sales costs	—	78,191	59,003
Deposits paid for acquisitions of properties	(760)	(459)	(1,867)
Receipt of value added tax refund	20,241	6,800	3,567
Refundable value added tax paid	(20,337)	(11,059)	(1,002)
Change in restricted cash	(2,340)	427	(2,019)
Improvements to investments in real estate	(545,223)	(265,682)	(107,096)
Other deposits	—	—	(911)
Tenant improvement advances to tenants	(20,182)	(27,256)	(38,479)
Collection of advances to tenants for tenant improvements	21,315	25,836	27,964
Return of investment in unconsolidated joint venture	—	20,500	—
Purchase of joint venture partners’ interests	(21,222)	(3,684)	(5,353)

Net cash used in investing activities	(647,751)	(537,427)	(597,786)

DIGITAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash flows from financing activities:
Borrowings on revolving credit facility	$1,142,555	$612,472	$633,087
Repayments on revolving credit facility	(1,296,610)	(463,980)	(669,594)
Borrowings on unsecured senior notes	58,000	—	—
Proceeds from mortgage loans	174,900	121,288	347,325
Principal payments on mortgage loans	(26,719)	(48,238)	(114,363)
Proceeds from exchangeable senior debentures	—	—	172,500
Change in restricted cash	(188)	(869)	(365)
Settlement of foreign currency forward sale contract	—	—	694
Payment of loan fees and costs	(5,423)	(5,536)	(15,451)
Redemption of operating partnership units	—	—	(133,822)
Distributions to joint venture partners	(11,358)	—	—
Contributions from joint venture partners	17,598	2,056	—
Refund of rate-lock deposit	—	—	2,782
Gross proceeds from the sale of common stock	220,915	158,545	378,200
Gross proceeds from the sale of preferred stock	334,650	175,000	—
Common stock offering costs paid	(9,304)	(8,098)	(16,489)
Preferred stock offering costs paid	(1,027)	(5,932)	—
Proceeds from exercise of stock options	3,976	1,236	3,626
Payment of dividends to preferred stockholders	(38,564)	(19,329)	(13,780)
Payment of dividends to common stockholders and distributions to limited partners of operating partnership	(91,476)	(77,752)	(64,597)

Net cash provided by financing activities	471,925	440,863	509,753

Net increase in cash and cash equivalents	41,982	9,091	11,331
Cash and cash equivalents at beginning of period	31,352	22,261	10,930

Cash and cash equivalents at end of period	$73,334	$31,352	$22,261

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$72,339	$69,028	$48,877
Cash paid for taxes	1,099	604	102
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(48,391)	$(129)	$4,560
Accrual of dividends and distributions	26,092	22,345	19,386
Increase in other assets related to increase in fair value of interest rate swaps	(7,904)	1,872	1,970
Reclassification of owner’s equity to minority interest in the Operating Partnership	(18,792)	(9,832)	136,235
Operating Partnership units redeemed for or converted to shares of common stock	20,360	71,152	115,921
Assumption of mortgage loans	(2,836)	—	—
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	103,277	97,512	33,228
Allocation of purchase price of properties to:
Investments in real estate	78,516	329,999	451,146
Accounts and other receivables	—	3,486	2,954
Other assets		952	—
Acquired above market leases	440	335	6,232
Acquired below market leases	(3,104)	(22,214)	(34,422)
Acquired in place lease value and deferred leasing costs	3,493	50,876	78,175
Accounts payable and other accrued liabilities	(38)	(2,146)	(3,638)
Security deposits and prepaid rents	(64)	(247)	(530)

Cash paid for acquisition of properties	$79,243	$361,041	$499,917

Accrual of common and preferred stock offering costs	$—	$—	$200

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we or the Company) is engaged in the business of owning, acquiring, developing, redeveloping and managing technology-related real estate. The Company is focused on providing Turn-Key Datacenter and Powered Base BuildingSM datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from information technology and Internet enterprises, to manufacturing and financial services. As of December 31, 2008, our portfolio consisted of 75 properties, excluding one property held as an investment in an unconsolidated joint venture, of which 62 are located throughout North America and 13 are located in Europe. Our properties are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Chicago, Dallas, Los Angeles, New York/New Jersey, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S. and the London, Dublin, Paris and Amsterdam markets in Europe. The portfolio consists of Internet gateway and corporate datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

The Operating Partnership was formed on July 21, 2004 in anticipation of our initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of December 31, 2008, we own a 92.6% common interest and a 100% preferred interest in the Operating Partnership. As general partner, we have control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace us as the general partner nor do they have participating rights, although they do have certain protective rights.

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

We purchased a portion of the Units that were issued to GI Partners (which Units were subsequently allocated out to certain members of GI Partners) immediately following the completion of the IPO and upon exercise of the underwriters’ over-allotment option, the aggregate purchase price of which was $91.9 million. The purchase price was equal to the value of the Units based on the IPO price of our stock, net of underwriting discounts and commissions and financial advisory fees. GI Partners distributed approximately 4.0 million Units to its owners and these Units were redeemed for shares of our common stock and sold to third parties in an underwritten public offering, which closed on April 3, 2006. On December 1, 2006, GI Partners redeemed 3.3 million Units for shares of common stock, which shares of common stock were sold to third parties in an underwritten public offering. During the three months ended March 31, 2007, GI Partners distributed their remaining 6.5 million Units to their investors, of which approximately 6.2 million Units were redeemed in exchange for an equal number of shares of our common stock. We did not receive any cash proceeds upon redemption of these Units. As of December 31, 2008 and 2007, GI Partners no longer had an ownership interest in the Operating Partnership.

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

(b) Cash Equivalents

For purpose of the consolidated statements of cash flows, the Company considers short-term investments with original maturities of 90 days or less to be cash equivalents. As of December 31, 2008 and December 31, 2007, cash equivalents consist of investments in money market instruments.

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

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition to the intangible value for above market leases and the intangible negative value for below market leases, there is intangible value related to having tenants leasing space in the purchased property, which is referred to as in-place lease value and tenant relationship value. Such value results primarily from the buyer of a leased property avoiding the costs associated with leasing the property and also avoiding rent losses and unreimbursed operating expenses during the lease up period. The estimated avoided costs and avoided revenue losses are calculated and this aggregate value is allocated between in-place lease value and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tenant relationships has not been separated from in-place lease value for our real estate because such value and its consequence to amortization expense is immaterial for these particular acquisitions. The value of in-place leases exclusive of the value of above-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. The estimated future amortization of intangible assets and liabilities (assuming no early termination of leases acquired) at December 31, 2008 is as follows (in thousands):

	Acquired in place lease value	Acquired above market lease value	Acquired below market lease value
2009	$34,540	$5,712	$(13,717)
2010	30,518	5,327	(12,430)
2011	23,375	4,178	(10,810)
2012	19,041	3,627	(7,196)
2013	18,261	3,541	(7,093)
Thereafter	55,508	8,967	(25,414)

	$181,243	$31,352	$(76,660)

(g) Capitalization of costs.

We capitalize pre-acquisition costs related to probable property acquisitions. We also capitalize direct and indirect costs related to construction and development, including property taxes, insurance and financing costs relating to space under development. Costs previously capitalized related to any property acquisitions no longer considered probable are written off. Interest capitalized during the years ended December 31, 2008 and 2007 was $17.3 million and $11.6 million, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and successful leasing activities of $10.6 million and $5.0 million for the years ended December 31, 2008 and 2007, respectively.

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

Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Our objective in using derivatives is to add stability to our cash flows due to our exposure to interest rate risks on our variable rate mortgages. To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Through December 31, 2008, we used such derivatives to hedge the variable cash flows associated with variable rate mortgages.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged forecasted transactions affect earnings as a component of interest expense, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. For derivatives designated as net investment hedges, changes in the fair value of the derivative are reported in other comprehensive income (outside of earnings) as part of the cumulative translation adjustment. As of December 31, 2008 and 2007, no derivatives were designated as fair value or net investment hedges. Additionally, we do not use derivatives for trading or speculative purposes.

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

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We assess our significant tax positions for all open tax years and determine whether we have any material unrecognized liabilities in accordance with Financial Accounting Standard Board Interpretation Number 48, Accounting for Uncertainty in Income Taxes, (FIN 48). We record these liabilities to the extent they are recognized. As of December 31, 2008, we had no such liabilities. We classify interest and penalties on tax liabilities from significant uncertain tax positions as interest expense and operating expense, respectively, in our consolidated statements of operations. For the years ended December 31, 2008 and 2007, we had no such interest or penalties.

See Note 8 for further discussion on taxes.

(p) Presentation of Transactional-based Taxes

We account for transactional-based taxes on a net basis.

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

(r) Asset Retirement Obligations

We record accruals for estimated retirement obligations, as required by SFAS No. 143, “Accounting for Asset Retirement Obligations” and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. At December 31, 2008 and 2007, the amount included in accounts payable and other accrued liabilities on our consolidated balance sheet was approximately $1.5 million and $1.6 million, respectively, and the equivalent asset is recorded at $1.3 million and $1.5 million, respectively, net of accumulated depreciation.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(s) Discontinued Operations

Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, provides that the assets and liabilities of the component of the entity that has been classified as discontinued operations be presented separately in the entity’s balance sheet. The results of operations of the component of the entity that has been classified as discontinued operations are also reported as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria, as outlined in SFAS No. 144, are met. At such time, depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the estimated costs to sell the assets. The results of operations of assets held for sale are reported as discontinued operations. As of December 31, 2008 and 2007, no assets were held for sale. During 2006, we sold 7979 East Tufts Avenue and in 2007, we sold 100 Technology Center Drive and 4055 Valley View Lane and accounted for these properties as discontinued operations in the accompanying consolidated statements of operations.

(t) Management’s Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made. On an on-going basis, we evaluate our estimates, including those related to acquiring, developing and assessing the carrying values of our real estate properties, accrued liabilities, performance-based equity compensation plans, and qualification as a REIT. We base our estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.

(u) Recently Issued or Newly Adopted Accounting Standards

Following are summaries of recently issued accounting pronouncements that have either been recently adopted or that may become applicable to the preparation of our consolidated financial statements in the future.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”. This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. The Company adopted the provisions of SFAS 157 for financial assets and liabilities effective at the beginning of fiscal year 2008. The provisions of SFAS 157 had no impact on our financial statements. We do not anticipate that adoption of SFAS 157 for non-financial assets and liabilities will have a material impact on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement amends SFAS 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in an acquisition. This statement also requires that transaction costs in an acquisition be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will impact the accounting for acquisitions completed on or after January 1, 2009.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This statement requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements and is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. SFAS 160 will be applied prospectively to all noncontrolling interests, including those that arose before the effective date, except that comparative prior period information must be recast to classify noncontrolling interests in equity, except for Operating Partnership units held by third parties, and provide other disclosures required by SFAS 160. The Company anticipates that adoption of SFAS 160 will affect the presentation of certain elements of the Company’s financial statements, but that these changes in presentation will not have a material impact on the financial statements.

In May 2008, the FASB issued Staff Position Accounting Principles Board (“APB”) 14-1, “Accounting for

Convertible Debt Instruments That May Be Settled in Cash upon Conversion Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The equity component of the convertible debt will be included in the paid-in capital section of stockholders’ equity and the value of the equity component will be treated as original issue discount for purposes of accounting for the debt component of the debt security. The resulting debt discount will be accreted as additional interest expense over the non-cancellable term of the instrument. FSP APB 14-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, with early adoption not permitted. Retrospective application is required for all periods presented. See note 6 for further discussion of FSP APB 14-1.

3. Minority Interests in the Operating Partnership

Minority interests in the Operating Partnership relate to the interests that are not owned by us. The following table shows the ownership interest in the Operating Partnership at December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Common units and long term incentive units	Percentage of total	Common units and long term incentive units	Percentage of total
The Company	73,306,703	92.6%	65,406,240	90.7%
Minority interest consisting of:
Third Parties	4,530,549	5.7	5,290,070	7.4
Employees ( includes long term incentive units, see note 10)	1,288,581	1.7	1,385,724	1.9

	79,125,833	100.0%	72,082,034	100.0%

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows activity for the Operating Partnership units that are not owned by us for the years ended December 31, 2008 and 2007:

	GI Partners	Third Parties	Employees / Directors	Total
As of December 31, 2006	6,469,476	5,555,846	1,630,142	13,655,464
Distributions of GI Partners’ founder Operating Partnership common units to its investors who redeemed units for our common stock(1)	(6,160,641)	—	—	(6,160,641)
Redemption of third party common Operating Partnership units for shares of our common stock(1)	—	(265,776)	—	(265,776)
Distributions of GI Partners’ founder Operating Partnership common units to its investors who are employees of the Company	(308,835)	—	308,835	—
Redemption of common Operating Partnership units for shares of our common stock by an employee of the Company(1)	—	—	(6,002)	(6,002)
Conversion of long-term incentive units for shares of our common stock by employees, former employees and directors of the Company(1)	—	—	(609,635)	(609,635)
Grant of long-term incentive units to employees	—	—	62,384	62,384

As of December 31, 2007	—	5,290,070	1,385,724	6,675,794

Redemption of third party common Operating Partnership units for shares of our common stock(1)	—	(760,128)	—	(760,128)
Redemption of common Operating Partnership units for shares of our common stock by employees of the Company(1)	—	—	(302,226)	(302,226)
Conversion of long-term incentive units for shares of our common stock by employees of the Company(1)	—	—	(762,803)	(762,803)
Transfer of common Operating Partnership units to a Third Party by an employee of the Company(1)		607	(607)	—
Vesting of 2005 OPP Grant			781,395	781,395
Grant of long-term incentive units to employees/directors	—	—	187,098	187,098

As of December 31, 2008	—	4,530,549	1,288,581	5,819,130

(1)	This redemption or conversion was recorded as a reduction to minority interest and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying consolidated balance sheet.

Limited partners have the right to require the Operating Partnership to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of our common stock at the time of the redemption. The redemption value of the outstanding Operating Partnership common units held by third parties and employees was approximately $191.2 million based on the closing market price of the Company’s common stock on December 31, 2008. Alternatively, we may elect to acquire those common units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. We have filed a shelf registration statement covering the issuance of the shares of our common stock issuable upon redemption of certain common units, and the resale of those shares of common stock by the holders.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

4. Investment in Real Estate

	As of December 31, 2008
Property Type	Land	Ground Lease	Building and Improvements(1)	Tenant Improvements	Accumulated Depreciation and Amortization	Net Investment in Properties
Internet Gateway Datacenters	$84,663	$—	$876,148	$78,525	$(130,737)	$908,599
Corporate Datacenters	186,388	1,256	1,429,808	163,387	(148,688)	1,632,151
Technology Manufacturing	24,401	1,477	67,670	5,938	(13,599)	85,887
Technology Office	18,701	—	51,183	7,968	(9,480)	68,372
Other	2,165	—	41,175	—	(332)	43,008

	$316,318	$2,733	$2,465,984	$255,818	$(302,836)	$2,738,017

	As of December 31, 2007
Property Type	Land	Ground Lease	Building and Improvements(1)	Tenant Improvements	Accumulated Depreciation and Amortization	Net Investment in Properties
Internet Gateway Datacenters	$86,121	$—	$790,762	$76,820	$(84,826)	$868,877
Corporate Datacenters	190,772	1,313	1,054,356	102,710	(85,303)	1,263,848
Technology Manufacturing	20,602	1,477	65,225	5,938	(11,086)	82,156
Technology Office	18,701	—	50,670	7,968	(6,881)	70,458
Other	—	—	7,837	—	(3)	7,834

	$316,196	$2,790	$1,968,850	$193,436	$(188,099)	$2,293,173

Certain reclassifications to prior year amounts have been made to conform to the current year presentation.

(1)	Balances related to construction in progress, without the proportionate land and property costs, the construction cost amounted to $164.9 million, or $250.0 million including construction accruals and other capitalized costs, and $204.4 million, or $289.9 million including construction accruals and other capitalized costs, as of December 31, 2008 and 2007, respectively. Including the proportionate land and property costs, the amounts are $403.8 million, or $491.0 million including construction accruals and other capitalized costs, and $526.1 million, or $601.6 million including construction accruals, as of December 31, 2008 and 2007, respectively. These amounts, without the proportionate land and property costs, included within building and improvements, are primarily related to construction on datacenters.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We made the following acquisitions of real estate properties during the years ended December 31, 2008 and 2007:

Location	Metropolitan Area	Date Acquired	Purchase Price (in millions) (1)
365 South Randolphville Road	New York	February 14, 2008	$20.4
701 & 717 Leonard Street(2)	Dallas	May 13, 2008	12.1
650 Randolph Road	New York	June 13, 2008	10.9
Manchester Technopark Plot C1, Birley Fields	Manchester	June 20, 2008	24.7
1201 Comstock Street(3)	Silicon Valley	June 30, 2008	1.9
7505 Mason King Court	Northern Virginia	November 20, 2008	10.6
1500 Space Park Drive and 1201 Comstock Street(4)	Silicon Valley	December 10, 2008	20.6

Total Acquisitions—Year Ended December 31, 2008			$101.2

21110 Ridgetop Circle	Northern Virginia	January 5, 2007	$17.2
3011 LaFayette Street	Silicon Valley	January 22, 2007	13.7
44470 Chilum Place	Northern Virginia	February 27, 2007	43.1
111 8th Avenue(5)	New York City	March 15, 2007	24.4
Devon Shafron Drive(6)	Northern Virginia	March 23, 2007	63.0
Mundells Roundabout(7)	London, England	April 11, 2007	31.4
900 Walnut Street(8)	St. Louis	August 10, 2007	34.5
210 Tucker Boulevard(8)	St. Louis	August 10, 2007	20.8
1 Savvis Parkway	St. Louis	August 22, 2007	27.7
1500 Space Park Drive(9)	Silicon Valley	September 5, 2007	3.7
Cressex 1	London, England	December 10, 2007	12.7
Naritaweg 52	Amsterdam, Netherlands	December 12, 2007	27.2
Foxboro Business Park(10)	London, England	December 21, 2007	43.6

Total Acquisitions—Year Ended December 31, 2007			$363.0

(1)	Includes closing costs.
(2)	Acquisition of a parking garage adjacent to one of our properties in Dallas, Texas. The parking garage is not included in our property count.
(3)	Represents the amount to acquire a 50% interest in a joint venture that owns this above building. Since we control the joint venture, we have consolidated the joint venture in the accompanying consolidated financial statements. Upon consolidation, we included total assets of $3.8 million and minority interest of $1.9 million.
(4)	Acquisition of remaining 50% portion of joint venture that owns the above buildings.
(5)	Acquisition of a leasehold interest.
(6)	The purchase consists of three buildings: 43791 Devon Shafron Drive, 43831 Devon Shafron Drive and 43881 Devon Shafron Drive.
(7)	A land parcel to be developed. Purchase price excludes refundable value added tax of approximately $5.2 million.
(8)	Purchase price includes an earn-out payment made at closing: $0.5 million for 900 Walnut Street and $1.8 million for 210 N. Tucker Boulevard.
(9)	Represents the amount we paid to acquire a 50% interest in a joint venture that owns this above building. Since we control the joint venture, we have consolidated the joint venture in the accompanying consolidated financial statements. Upon consolidation, we included total assets of $13.1 million, a third party loan of $5.5 million, other liabilities of $1.0 million and minority interest of $2.9 million.
(10)	The purchase consists of three buildings: 1 St. Anne’s Boulevard, 2 St. Anne’s Boulevard and 3 St. Anne’s Boulevard.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Investment in Unconsolidated Joint Venture

As of December 31, 2008, the investment in unconsolidated joint venture consists of an effective 50% interest in a joint venture that owns a datacenter property in Seattle, Washington. Cash distributions from the joint venture are allocated pro rata among the partners based on the respective ownership interests. Following is the condensed balance sheet information for the joint venture as of December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Assets
Investments in real estate, net	$38,824	$31,852
Other assets	6,199	17,680

Total assets	$45,023	$49,532

Liabilities and Equity
Mortgage loans	$110,000	$110,000
Other liabilities	6,947	8,172
Our equity	(35,275)	(33,634)
Other equity	(36,649)	(35,006)

Total liabilities and equity	$45,023	$49,532

Our investment in unconsolidated joint venture included in our consolidated balance sheet exceeds our equity presented in the joint venture’s balance sheet since our purchase accounting entries are not pushed down to the joint venture.

Following is the condensed statement of operations information for the joint venture for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Period from November 1, 2006 to December 31, 2006
Statements of Operations:
Revenues	$23,950	$20,396	$3,271
Operating expenses	(8,124)	(7,039)	(956)

Net operating income	15,826	13,357	2,315
Interest and other income	142	418	27
Interest expense	(6,846)	(4,786)	(629)
Loss from early extinguishment of debt	—	(4,346)	—
Depreciation and amortization	(5,405)	(3,802)	(661)

Net income	$3,717	$841	$1,052

Add: Historical depreciation and amortization	5,405	3,802	661
Net income before FAS 141 purchase price adjustments	$9,122	$4,643	1,713
Company share of historical net income	4,561	2,275	839
Debt premium writeoff related to loss from early extinguishment of debt	—	1,544	—
FAS 141 purchase price adjustments	(2,192)	(3,370)	(662)

Equity in earnings of unconsolidated joint venture	$2,369	$449	$177

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Debt

A summary of outstanding indebtedness as of December 31, 2008 and 2007 is as follows (in thousands):

Properties	Interest Rate at December 31, 2008		Maturity Date		Principal Outstanding December 31, 2008		Principal Outstanding December 31, 2007
Mortgage loans:
Secured Term Debt(1)(2)	5.65%		Nov. 11, 2014		$146,486		$148,738
350 East Cermak Road(2)	1-month LIBOR + 2.20	%(3)(7)	Jun. 9, 2009	(4)	96,573		97,993
3 Corporate Place(2)	6.72%		Aug. 1, 2011	(5)	80,000		—
200 Paul Avenue 1-4(2)	5.74%		Oct. 8, 2015		79,336		80,768
2045 & 2055 LaFayette Street(2)	5.93%		Feb. 6, 2017		68,000		68,000
600 West Seventh Street	5.80%		Mar. 15, 2016		56,814		58,032
2323 Bryan Street(2)	6.04%		Nov. 6, 2009		55,048		55,832
34551 Ardenwood Boulevard 1-4(2)	5.95%		Nov. 11, 2016		55,000		55,000
1100 Space Park Drive(2)	5.89%		Dec. 11, 2016		55,000		55,000
150 South First Street(2)	6.30%		Feb. 6, 2017		53,288		53,288
114 Rue Ambroise Croizat(6)	3-month EURIBOR + 1.35	%(7)	Jan. 18, 2012		44,564	(8)	47,294	(8)
1500 Space Park Drive(2)	6.15%		Oct. 5, 2013		43,708		—
1500 Space Park Drive	1-month LIBOR + 2.75%		Aug. 3, 2008		—	(9)	5,541
2334 Lundy Place(2)	5.96%		Nov. 11, 2016		40,000		40,000
Unit 9, Blanchardstown Corporate Park(6)	3-month EURIBOR + 1.35	%(7)	Jan. 18, 2012		38,315	(8)	40,661	(8)
6 Braham Street	3-month GBP LIBOR + 0.90	%(7)	Apr. 10, 2011		19,239	(10)	26,172	(10)
Paul van Vlissingenstraat 16	3-month EURIBOR + 1.60	%(7)	Jul. 18, 2013		15,041	(8)	15,965	(8)
Chemin de l’Epinglier 2	3-month EURIBOR + 1.50	%(7)	Jul. 18, 2013		10,923	(8)	11,594	(8)
Gyroscoopweg 2E-2F(11)	3-month EURIBOR + 1.50	%(7)	Oct. 18, 2013		9,575	(8)	10,163	(8)
1125 Energy Park Drive	7.62	%(12)	Mar. 1, 2032		9,335		9,456
375 Riverside Parkway	3-month LIBOR + 1.85%		Dec. 1, 2008		—		8,564
731 East Trade Street	8.22%		Jul. 1, 2020		5,520		5,708

					981,765		893,769
Revolving credit facility	Various	(13)	Aug. 31, 2010	(13)	138,579	(14)	299,731	(14)
Unsecured senior notes— Series A	7.00%		Jul. 24, 2011		25,000		—
Unsecured senior notes— Series B	9.32%		Nov. 5, 2013		33,000		—
Exchangeable senior debentures	4.13%		Aug. 15, 2026	(15)	172,500		172,500
Mundells Roundabout construction loan	1-month GBP LIBOR + 1.75%		Nov. 30, 2013		42,374	(10)	—
3 Corporate Place construction loan	1-month LIBOR + 2.25%		Dec. 1, 2008	(16)	—		—

Total principal outstanding					1,393,218		1,366,000
Loan premium—1125 Energy Park Drive, 731 East Trade Street and 1500 Space Park Drive mortgages					2,455		1,738

Total indebtedness					$1,395,673		$1,367,738

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.
(2)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.
(3)	This is the weighted average interest rate as of December 31, 2008. The first note, in a principal amount of $77.3 million, bears interest at a rate of 1-month LIBOR + 1.375% per annum and the second note, in a principal amount of $19.3 million, bears interest at a rate of 1-month LIBOR + 5.5% per annum.
(4)	A one-year extension is available, which we may exercise if certain conditions are met.
(5)	Two one-year extensions are available, which we may exercise if certain conditions are met.
(6)	These loans are also secured by a €4.0 million letter of credit. These loans are cross-collateralized by the two properties.
(7)	We have entered into interest rate swap agreements as a cash flow hedge for interest generated by these LIBOR, EURIBOR and GBP LIBOR based loans. See note 12 for further information.
(8)	Based on exchange rate of $1.40 to €1.00 as of December 31, 2008 and $1.46 to €1.00 as of December 31, 2007.
(9)	The loan was paid in full in August 2008.
(10)	Based on exchange rate of $1.46 to £1.00 as of December 31, 2008 and $1.99 to £1.00 as of December 31, 2007.
(11)	This loan is also secured by a €1.3 million letter of credit.
(12)	If the loan is not repaid by March 1, 2012, the interest rate increases to the greater of 9.62% or the then treasury rate plus 2%.
(13)	The interest rate under our revolving credit facility equals either (i) LIBOR, EURIBOR and GBP LIBOR (ranging from 1- to 6-month maturities) plus a margin of between 1.10% and 2.00% or (ii) the greater of (x) the base rate announced by the lender and (y) 1/2 of 1% per annum above the federal funds rate, plus a margin of between 0.100%—1.000%. In each case, the margin is based on our total leverage ratio. We incur a fee ranging from 0.125% to 0.20% for the unused portion of our unsecured revolving credit facility.
(14)	Balances as of December 31, 2008 and December 31, 2007 are as follows (US$, in thousands):

Denomination of Draw	Balance as of December 31, 2008		Weighted-average interest rate	Balance as of December 31, 2007		Weighted- average interest rate
US ($)	$92,000		1.79%	$111,000		6.12%
Euro (€)	8,701	(a)	4.05%	84,577	(a)	5.86%
British Sterling (£)	37,878	(b)	3.55%	104,154	(b)	7.55%

Total	$138,579		2.41%	$299,731		6.54%

(a)	Based on exchange rate of $1.40 to €1.00 as of December 31, 2008 and $1.46 to €1.00 as of December 31, 2007.
(b)	Based on exchange rate of $1.46 to £1.00 as of December 31, 2008 and $1.99 to £1.00 as of December 31, 2007.
(15)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of August 15, 2011, August 15, 2016 and August 15, 2021. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on August 18, 2011.
(16)	The facility was terminated in June 2008.

Net loss from early extinguishment of debt related to prepayment costs and unamortized deferred financing costs written off when we prepaid the related loans or terminated the related loan facility. In 2008, we terminated the construction facility related to 3 Corporate Place. We prepaid loans in 2006 on our 6 Braham Street and 47700 Kato Road & 1055 Page Avenue properties along with the loan on 7979 East Tufts Avenue in conjunction

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the sale of the property. In 2006, we also repaid the senior loan over our 34551 Ardenwood Boulevard 1-4, 2334 Lundy Place and 2440 Marsh Lane properties.

As of December 31, 2008, principal payments due for our borrowings are as follows (in thousands):

2009	$162,678
2010	152,032
2011	309,292
2012	92,006
2013	155,288
Thereafter	521,922

Total	$1,393,218

As of December 31, 2008, our revolving credit facility had a total capacity of $675.0 million and matures in August 2010, subject to two one-year extension options exercisable by us. The bank group is obligated to grant extension options provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility. As of December 31, 2008, borrowings under the revolving credit facility bore interest at a blended rate of 1.79% (US Dollar), 4.05% (Euro) and 3.55% (British Pound Sterling), which are based on 1-month EURIBOR and 1-month GBP LIBOR, respectively, plus a margin of 1.10%. The margin can range from 1.10% to 2.00%, depending on our Operating Partnership’s total overall leverage. The revolving credit facility has a $462.5 million sub-facility for multicurrency advances in British Pound Sterling, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes. As of December 31, 2008, approximately $138.6 million was drawn under this facility, and $12.4 million of letters of credit were issued.

The credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios as well as a pool of unencumbered assets. In addition, except to enable us to maintain our status as a REIT for federal income tax purposes, we are not permitted during any four consecutive fiscal quarters to make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined, for such period, subject to certain other adjustments. As of December 31, 2008, we were in compliance with all of the covenants.

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

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2008, the FASB issued Staff Position Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that have a “net settlement feature” permitting settlement partially or fully in cash upon conversion. The effective date is January 1, 2009 with the application of the new accounting applied retrospectively to both new and existing convertible instruments, including the Debentures we issued in 2006. The adoption of FSP APB 14-1 will not affect our cash flows; however, it will impact our results of operations by increasing interest expense associated with our Debentures by adding a non-cash component to amortize a debt discount calculated based on the difference between the cash coupon of the convertible debt instrument and the estimated non-convertible debt borrowing rate. The Debentures were issued in August 2006 and bear interest at a rate of 4.125% per annum. The adoption of FSP APB 14-1 will require the Company to record a debt discount, which will be amortized to interest expense through August 15, 2011, representing the first date on which holders of the Debentures may require us to repurchase all or a portion of their notes. Upon the adoption of FSP APB 14-1, the result will be a decrease to net income as a result of amortizing the non-cash debt discount. As a result of implementing FSP APB 14-1 in 2009, we will recognize an additional non-cash interest expense, for GAAP purposes, of between $3.9 million and $4.4 million per annum, prior to the capitalization of interest as a result of our development activities. A cumulative effect of a change in accounting principle of approximately $6.5 million, net of the effect of capitalized interest, on periods prior to those presented shall be recognized as of the beginning of the first period presented with an offsetting adjustment to retained earnings. In addition, we will be required to restate our 2008, 2007 and 2006 results to reflect the additional non-cash interest expense for the periods the Debentures were outstanding in those years.

We have entered into a registration rights agreement whereby we agreed to register the shares of common stock which could be issued in the future upon exchange of the Debentures. We filed the shelf registration statement with the U.S. Securities and Exchange Commission in April 2007.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Income per Share

The following is a summary of the elements used in calculating basic and diluted income per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2008	2007	2006
Income from continuing operations	$67,661	$24,412	$20,780
Preferred stock dividends	(38,564)	(19,330)	(13,780)

Income from continuing operations available to common stockholders	29,097	5,082	7,000
Income from discontinued operations	—	16,180	10,612

Net income available to common stockholders	$29,097	$21,262	$17,612

Weighted average shares outstanding—basic	68,829,267	60,527,625	36,134,983
Potentially dilutive common shares:
Stock options	219,992	317,354	277,250
Class C Units (2005 Grant)	673,192	903,482	986,595
Excess exchange value of exchangeable senior debentures	713,309	824,476	43,364

Weighted average shares outstanding—diluted	70,435,760	62,572,937	37,442,192

Income per share—basic:
Income per share from continuing operations available to common stockholders	$0.42	$0.08	$0.20
Income per share from discontinued operations	—	0.27	0.29

Net income per share available to common stockholders	$0.42	$0.35	$0.49

Income per share—diluted:
Income per share from continuing operations available to common stockholders	$0.41	$0.08	$0.19
Income per share from discontinued operations	—	0.26	0.28

Net income per share available to common stockholders	$0.41	$0.34	$0.47

On or after July 15, 2026, the Debentures may be exchanged at the then applicable exchange rate for cash (up to the principal amount of the Debentures) and, with respect to any excess exchange value, into cash, shares of our common stock or a combination of cash and shares of our common stock at an initial exchange rate of 30.6828 shares per $1,000 principal amount of Debentures. The Debentures are also exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events. For the years ended December 31, 2008 and 2007 and during the period from initial issuance or August 15, 2006 through December 31, 2006, the weighted average common stock price exceeded the current strike price of $32.59 per share. Therefore, using the treasury method, 713,308, 824,476 and 43,364 shares of common stock contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common shares in determining diluted earnings per share for the years ended December 31, 2008, 2007 and 2006, respectively.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Year Ended December 31,
	2008	2007	2006
Weighted average of common Operating Partnership units not owned by us	6,330,996	8,226,399	26,427,837
Potentially dilutive outstanding stock options	554,294	616,168	187,500
Potentially dilutive outstanding Class C Units (2007 Grant)	750,724	750,724	—
Potentially dilutive Series C Cumulative Convertible Preferred Stock	3,614,800	3,614,800	—
Potentially dilutive Series D Cumulative Convertible Preferred Stock	7,429,882	—	—

	18,680,696	13,208,091	26,615,337

8. Income Taxes

We have elected to be taxed as a REIT and believe that we have complied with the REIT requirements of the Code. As a REIT, we are generally not subject to corporate level federal income and excise taxes on taxable income to the extent it is currently distributed to our stockholders. Since inception, we have distributed 100% of our taxable income including tax year ended December 31, 2008. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the years ended December 31, 2008, 2007 and 2006.

As a REIT, we are subject to local and state taxes in certain states where we operate. We are also subject to foreign income taxes in countries that do not recognize U.S. REITs under their respective tax laws. Income taxes for these jurisdictions are accrued, as necessary, for the years ended December 31, 2008, 2007 and 2006.

We have elected taxable REIT subsidiary (TRS) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs and hold assets that we cannot hold directly. Income taxes for TRS entities are accrued, as necessary, for the year ended December 31, 2008. No tax provision is provided for the year ended December 31, 2007 due to taxable losses incurred.

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

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d) Dividends and Distributions

We have declared the following dividends on our common and preferred stock and equivalent distributions on common units in our Operating Partnership for the years ended December 31, 2008, 2007 and 2006 (in thousands):

Date dividend and distribution declared	Dividend and distribution payable date	Series A Preferred Stock(1)	Series B Preferred Stock(2)	Series C Preferred Stock(3)	Series D Preferred Stock(4)	Common Stock and Operating Partnership Common Units
February 27, 2006	March 31, 2006	2,199	1,246	—	—	15,642	(5)
May 1, 2006	June 30, 2006	2,199	1,246	—	—	16,709	(5)
July 31, 2006	October 2, 2006	2,199	1,246	—	—	16,607	(5)
October 31, 2006	December 29, 2006 for Series A and B Preferred Stock; January 16, 2007 for Common Stock and Operating Partnership Common Units	2,199	1,246	—	—	19,387	(6)

Total—2006		$8,796	$4,984	$—	$—	$68,345

February 15, 2007	April 2, 2007	2,199	1,246	—	—	19,442	(6)
May 2, 2007	July 2, 2007	2,199	1,246	1,722	—	19,458	(6)
August 1, 2007	October 1, 2007	2,199	1,246	1,914	—	19,465	(6)
November 1, 2007	December 31, 2007 for Series A, B and C Preferred Stock; January 14, 2008 for Common Stock and Operating Partnership Common Units	2,199	1,246	1,914	—	22,345	(7)

Total—2007		$8,796	$4,984	$5,550	$—	$80,710

February 25, 2008	March 31, 2008	2,199	1,246	1,914	2,899	22,418	(7)
May 5, 2008	June 30, 2008	2,199	1,246	1,914	4,744	22,444	(7)
August 4, 2008	September 30, 2008	2,199	1,246	1,914	4,744	24,258	(7)
November 4, 2008	December 31, 2008 for Series A, B, C and D Preferred Stock; January 7, 2009 for Common Stock and Operating Partnership Common Units	2,199	1,246	1,914	4,744	26,102	(8)

Total—2008		$8,796	$4,984	$7,656	$17,131	$95,222

(1)	$2.125 annual rate of dividend per share.
(2)	$1.969 annual rate of dividend per share.
(3)	$1.094 annual rate of dividend per share.
(4)	$1.375 annual rate of dividend per share.
(5)	$1.060 annual rate of dividend and distribution per share and unit.
(6)	$1.145 annual rate of dividend and distribution per share and unit.
(7)	$1.240 annual rate of dividend and distribution per share and unit.
(8)	$1.320 annual rate of dividend and distribution per share and unit.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax treatment of distributions on common stock paid in 2008 is as follows: 100% ordinary income and 0% return of capital. The tax treatment of distributions on common stock paid in 2007 is as follows: approximately 78% ordinary income and 22% return of capital. The tax treatment of distributions on common stock paid in 2006 is as follows: approximately 74% ordinary income and 26% return of capital. All distributions paid on our preferred stock in 2008, 2007 and 2006 were classified as ordinary income for income tax purposes. Distributions out of our current or accumulated earnings and profits are generally classified as ordinary income whereas distributions in excess of our current and accumulated earnings and profits, to the extent of a stockholder’s U.S. federal income tax basis in our stock, are generally classified as a return of capital. Distributions in excess of a stockholder’s U.S. federal income tax basis in our stock are generally characterized as capital gain. Cash provided by operating activities has been sufficient to fund all distributions.

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

As of December 31, 2008, 4,365,144 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Amended and Restated 2004 Incentive Award Plan. Each long-term incentive and Class C Unit issued under the Amended and Restated 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the Amended and Restated 2004 Incentive Award Plan and the individual award limit discussed above.

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

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The expense recorded for the years ended December 31, 2008, 2007 and 2006 related to long-term incentive units was approximately $2.7 million, $0.9 million and $0.6 million, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.4 million and $0.4 million for the years ended December 31, 2008 and 2007, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $7.8 million, $3.9 million and $2.3 million as of December 31, 2008, 2007, and 2006 respectively. We expect to recognize this unearned compensation over the next 3.1 years on a weighted average basis.

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

On August 4, 2008, our board of directors approved amendments to the outperformance award agreements that we entered into with our executive officers in 2005. As a result of the amendment, approximately 95% of the Class C Units granted pursuant to the outperformance award agreements that satisfied the market condition (summarized above) were fully vested as of September 30, 2008 and the remainder of the units were fully vested as of October 30, 2008. Prior to the amendment, 60 percent of the Class C Units that satisfied the market condition would have vested on September 30, 2008, with the remaining 40 percent of such Class C Units vesting ratably each month for 24 months. As a result of the acceleration, we expensed the remaining $1.6 million of deferred compensation related to these Class C Units during the three months ended September 30, 2008.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Except in the event of a change in control of our company, 60% of the Class C Units that satisfy the applicable market condition will vest at the end of the three year period subsequent to grant and an additional 1/60th of such Class C Units will vest on the date of each monthly anniversary thereafter, provided that the employee’s service has not terminated prior to the applicable vesting date. As of December 31, 2008, the market condition with respect to the first measurement date was not achieved.

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

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On September 30, 2008 we accelerated the vesting of all Class C Units related to the 2005 Grant. The grant date fair value of these awards was approximately $4.0 million, with the remaining $2.2 million recognized as compensation expense during the year ended December 31, 2008. We recognized compensation expense related to these Class C Units of $2.2 million, $0.8 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, approximately 751,000 Class C Units related to the 2007 Grant had been awarded to our executive officers and other employees. The grant date fair value of these awards of approximately $11.8 million will be recognized as compensation expense on a straight line basis over the expected service period of five years. The unearned compensation as of December 31, 2008 and 2007 was $7.8 million and $10.2 million, respectively. As of December 31, 2008 and 2007, none of the above awards had vested. We recognized compensation expense related to these Class C Units of $2.0 million and $1.1 million for the years ended December 31, 2008 and 2007, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $0.4 million and $0.5 million for the years ended December 31, 2008 and 2007, respectively.

(c) Stock Options

The fair value of each option granted under the 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the weighted-average assumptions listed below for grants in 2007 and 2006. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. The expense recorded for the years ended December 31, 2008, 2007 and 2006, respectively was approximately $1.1 million, $0.9 million and $0.3 million, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.2 million and $0.1 million for the years ended December 31, 2008 and 2007, respectively. Unearned compensation representing the unvested portion of the stock options totaled $3.6 million and $5.1 million for the years ended December 31, 2008 and 2007, respectively. We expect to recognize this unearned compensation over the next 3.1 years on a weighted average basis.

The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options granted during the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Dividend yield	—	2.76%	3.37%
Expected life of option	—	80 months	120 months
Risk-free interest rate	—	4.65%	4.62%
Expected stock price volatility	—	22.82%	29.42%

Weighted-average fair value of options granted during the period	—	$9.70	$9.15

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the 2004 Incentive Award Plan’s stock option activity for the year ended December 31, 2008:

	Year ended December 31, 2008
	Shares	Weighted average exercise price
Options outstanding, beginning of period	1,158,600	$27.86
Granted	—	—
Exercised	(208,703)	19.05
Cancelled	(20,886)	34.15

Options outstanding, end of period	929,011	$29.70

Exercisable, end of period	485,142	$22.80

We issued new common shares for the common stock options exercised during the years ended December 31, 2008, 2007 and 2006. The intrinsic value of options exercised in the years ended December 31, 2008, 2007 and 2006 was approximately $4.5 million, $2.0 million and $6.0 million, respectively.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2008:

Options outstanding					Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate Intrinsic Value	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate Intrinsic Value
$12.00-13.02	276,650	5.83	$12.04	$5,758,208	276,650	5.83	$12.04	$5,758,208
$13.47-14.50	12,500	6.09	14.19	233,238	—	—	$—	—
$20.37-28.09	88,568	6.97	22.91	880,400	30,311	6.96	$22.83	303,724
$33.18-41.73	551,293	8.23	40.01	—	178,181	8.20	39.51	—

	929,011	7.37	$29.70	$6,871,846	485,142	6.77	$22.80	$6,061,932

(d) Restricted Stock

During the year ended December 31, 2008, certain employees were granted an aggregate of 39,939 shares of restricted stock. The grant date fair values are being expensed on a straight-line basis over the vesting period of the restricted stock, which is four years. During the year ended December 31, 2008, certain employees were granted an aggregate of 34,822 shares of restricted stock which, in addition to a service condition, are subject to a performance condition that impacts the number of shares ultimately granted to the employee. The performance condition is based upon our achievement of fiscal year 2008 Funds From Operations per share targets. Upon evaluating the results of the performance condition, the final number of shares is determined and such shares vest based on achievement of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the original grant date and 30% vesting on each of the third and fourth anniversaries of the original grant date provided the grantee continues employment on each anniversary date.

The expense recorded for the year ended December 31, 2008 related to grants of restricted stock was approximately $0.5 million. We capitalized amounts relating to compensation expense of employees directly

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

engaged in construction and leasing activities of approximately $0.3 million for the year ended December 31, 2008. Unearned compensation representing the unvested portion of the restricted stock totaled $2.2 million as of December 31, 2008. We expect to recognize this unearned compensation over the next 3.2 years on a weighted average basis.

(e) 401(k) Plan

We have a 401(k) plan whereby our employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The 401(k) Plan complies with Internal Revenue Service requirements as a 401(k) Safe Harbor Plan whereby discretionary contributions made by us are 100% vested. The aggregate cost of our contributions to the 401(k) Plan was approximately $0.7 million, $0.6 million, and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

11. Fair Value of Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

SFAS No. 107, Disclosure about Fair-value of Financial Instruments, requires the Company to disclose fair-value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair-value. The Company’s disclosures of estimated fair-value of financial instruments at December 31, 2008 and 2007, respectively, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.

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

At December 31, 2008 the aggregate fair value of our mortgage loans, unsecured senior notes and exchangeable senior debentures are estimated to be $1,159.8 million compared to the carrying value of $1,257.2 million. As of December 31, 2007 the aggregate fair value of our mortgage loans and exchangeable senior debentures are estimated to be $1,108.0 million compared to the carrying value of $1,068.0 million.

12. Derivative Instruments

(a) Interest rate swap agreements

Currently, we use interest rate caps and swaps to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives,

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

As of December 31, 2008, we were a party to interest rate cap and swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. The fair value of these derivatives was ($5.8) million at December 31, 2008. At December 31, 2007, the fair value of these derivatives was $2.6 million, which was based on a methodology used prior to the adoption of SFAS No. 157. The table below summarizes the terms of these interest rate swaps measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

Current Notional Amount	Strike Rate	Effective Date	Expiration Date	Fair Value at Significant Other Observable Inputs (Level 2)
$96,458	3.167	Oct. 15, 2008	June 15, 2009	$(1,116)
19,239(1)	4.944	Jul. 10, 2006	Apr. 10, 2011	(986)
15,041(2)	3.981	May 17, 2006	Jul. 18, 2013	(559)
10,881(2)	4.070	Jun. 23, 2006	Jul. 18, 2013	(442)
9,575(2)	3.989	Jul. 27, 2006	Oct. 18, 2013	(365)
44,564(2)	3.776	Dec. 5, 2006	Jan. 18, 2012	(1,131)
38,315(2)	4.000	Dec. 20, 2006	Jan. 18, 2012	(1,207)

$234,073				$(5,806)

(1)	Translation to U.S. dollars is based on exchange rate of $1.46 to £1.00 as of December 31, 2008.
(2)	Translation to U.S. dollars is based on exchange rate of $1.40 to €1.00 as of December 31, 2008.

We do not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2008.

No other assets or liabilities are measured at fair-value on a recurring basis, or have been measured at fair-value on a non-recurring basis subsequent to initial recognition, in the accompanying consolidated balance sheets as of December 31, 2008.

We purchased an interest rate cap from a financial institution with a current notional amount of $96.6 million on a 1-month USD LIBOR based loan at 350 East Cermak Road. Under the interest rate cap agreement,

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

we would receive payments from the counterparty in the event 1-month USD LIBOR exceeds 6.00% over the term of the agreement. The interest rate cap agreement expires on June 15, 2009. The fair value of the cap was immaterial as of December 31, 2008.

As of December 31, 2008, we estimate that $3.1 million of accumulated other comprehensive income will be reclassified to earnings through an increase to interest expense during the year ending December 31, 2009, when the hedged forecasted transactions impact earnings.

13. Tenant Leases

The future minimum lease payments to be received (excluding operating expense reimbursements) by us as of December 31, 2008, under non-cancelable operating leases are as follows (in thousands):

2009	$384,569
2010	385,721
2011	357,086
2012	348,958
2013	327,203
Thereafter	1,497,680

Total	$3,301,217

Included in the above amounts are minimum lease payments to be received from The tel(x) Group, Inc., or tel(x), a related party further discussed in note 14. The future minimum lease payments to be received (excluding operating expense reimbursements) by us from tel(x) as of December 31, 2008, under non-cancelable operating leases are as follows (in thousands):

2009	$14,115
2010	14,934
2011	15,370
2012	15,820
2013	16,283
Thereafter	255,433

Total	$331,955

Operating revenues from properties outside the United States were $52.2 million $34.2 million, and $13.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

For the years ended December 31, 2008, 2007 and 2006, revenues recognized from Savvis Communications comprised approximately 11.0%, 11.6%, and 12.9% of total revenues, respectively. For the years ended December 31, 2008, 2007 and 2006, revenues recognized from Qwest Communications International, Inc. comprised approximately 8.9%, 8.0%, and 10.9% of total revenues, respectively. Other than noted here, for the years ended December 31, 2008, 2007, and 2006 no single tenant comprised more than 10% of total revenues.

14. Related Party Transactions

In April 2005, we entered into two agreements with Linc Facility Services, LLC, or LFS, primarily for personnel providing operations and maintenance repairs of the mechanical, electrical, plumbing and general building service systems of five of our properties. LFS belongs to The Linc Group, which GI Partners has owned

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

since late 2003. Richard Magnuson, our Chairman, is also the chief executive officer of the advisor to GI Partners Fund II, LLP. Our consolidated statement of operations includes amounts related to these fees of $0.6 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, all of the contracts had expired and had not been renewed.

In December 2006, we entered into ten leases with tel(x), pursuant to which tel(x) provides enhanced meet-me-room services to our customers. tel(x) was acquired by GI Partners Fund II, LLP in November 2006. Richard Magnuson, our Chairman, is also the chief executive officer of the advisor to GI Partners Fund II, LLP. Our consolidated statements of operations include rental revenues of approximately $16.1 million, $13.9 million and $1.1 million from tel(x) for the years ended December 31, 2008, 2007 and 2006, respectively. In connection with the lease agreements, we entered into an operating agreement with tel(x), effective as of December 1, 2006, with respect to joint sales and marketing efforts, designation of representatives to manage the national relationship between us and tel(x) and future meet-me-room facilities. Under the operating agreement, tel(x) has a sixty-day option to enter into a meet-me-room lease for certain future meet-me-room buildings acquired by us or any buildings currently owned by us that are converted into a meet-me-room building.

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

We have ground leases on Paul van Vlissingenstraat 16 that expires in 2054, Chemin de l’Epinglier 2 that expires in July 2074, Clonshaugh Industrial Estate that expires in 2981, Gyroscoopweg 2E-2F, which has a continuous ground lease and will be adjusted on January 1, 2042 and Naritaweg 52, which has a continuous ground lease. We have an operating lease for our current headquarters, which we occupied in June 2005 and expires in May 2012 with an option to extend the lease until September 2017. We also have operating leases at 111 8th Avenue (2nd and 6th floors), 8100 Boone Boulevard and 111 8th Avenue (3rd and 7th floors), which expire in June 2014, September 2017 and February 2022, respectively. The lease at 111 8th Avenue (2nd and 6th floors) has an option to extend the lease until June 2019 and the lease at 111 8th Avenue (3 rd and 7th floors) has an option to extend the lease until February 2032. The lease at 8100 Boone Boulevard has no extension option.

We have a fully prepaid ground lease on 2055 E. Technology Circle that expires in 2083. The ground lease at Naritaweg 52 has been prepaid through December 2036.

Rental expense for these leases was approximately $7.9 million, $5.9 million, and $2.0 million for the years ended December 31, 2008, 2007 and 2006 respectively.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The minimum commitment under these leases, excluding the fully prepaid ground lease, as of December 31, 2008 was as follows (in thousands):

2009	$7,066
2010	7,273
2011	7,011
2012	6,540
2013	6,026
Thereafter	38,130

$72,046

(b) Contingent liabilities

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 260,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2013. We made payments of approximately $41,000 and $17,000 to the seller during the years ended December 31, 2008 and 2007, respectively. No payments were made in 2006. We have recorded a liability of approximately $0.2 million for this contingent liability on our balance sheet at December 31, 2008.

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other accrued liabilities include $1.4 million and $1.5 million for this liability as of December 31, 2008 and December 31, 2007, respectively. During the year ended December 31, 2008 and 2007, we paid approximately $0.2 million and $0.1 million, respectively, to the seller.

As part of the acquisition of Naritaweg 52 in December 2007, we entered into an agreement with the seller whereby the seller is entitled to receive up to 50% of the gain on sale of the property if the property is sold within 12 months (50% of gain) or 24 months (25% of gain) from the date of purchase to an unaffiliated buyer.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At December 31, 2008, we had open commitments related to construction contracts of $102.9 million, excluding approximately $15.5 million of the obligations for which third parties are obligated to reimburse us.

16. Discontinued Operations

In 2007 and 2006, we sold the following properties:

Property	Date of Sale	Proceeds (in millions)	Gain on Sale (in millions)
4055 Valley View Lane	March 30, 2007	$33.0	$6.2
100 Technology Center Drive	March 20, 2007	45.5	11.8
7979 East Tufts Avenue	July 12, 2006	60.4	18.1

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations of the properties above are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements. The following table summarizes the income and expense components that comprise income (loss) from discontinued operations for the years ended December 31, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2007	2006
Operating Revenues:
Rental	$1,940	$11,716
Tenant reimbursements	400	1,569
Other	—	—

Total operating revenues	2,340	13,285

Operating Expenses:
Rental property operating and maintenance	567	2,855
Property taxes	310	1,619
Insurance	27	127
Depreciation and amortization	379	5,314
Other	—	—

Total operating expenses	1,283	9,915
Operating income	1,057	3,370

Other Income (Expenses):
Interest and other income	5	20
Interest expense	333	(3,076)

Income (loss) from discontinued operations before gain on sale of assets and minority interests	1,395	314
Gain on sale of assets	18,049	18,096
Minority interests attributable to discontinued operations	(3,264)	(7,798)

Income (loss) from discontinued operations	$16,180	$10,612

17. Quarterly Financial Information (unaudited)

The tables below reflect selected quarterly information for the years ended December 31, 2008 and 2007. Certain amounts have been reclassified to conform to the current year presentation (in thousands except share amounts).

	Three Months Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Total operating revenues	$147,106	$142,016	$123,776	$114,547
Income from continuing operations before minority interests	25,830	19,069	14,246	11,402
Net income	24,538	18,185	13,830	11,108
Net income available to common stockholders	14,436	8,083	3,728	2,850
Basic net income per share available to common stockholders	$0.20	$0.11	$0.06	$0.04

Diluted net income per share available to common stockholders	$0.20	$0.11	$0.05	$0.04

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Total operating revenues	$105,903	$104,794	$95,583	$88,967
Income from continuing operations before minority interests	5,641	5,126	8,025	6,429
Loss from discontinued operations before minority interests	—	(18)	43	19,419
Net income	5,613	5,135	7,758	22,086
Net income (loss) available to common stockholders	254	(224)	2,591	18,641
Basic net income per share available to common stockholders	$—	$—	$0.04	$0.33

Diluted net income per share available to common stockholders	$—	$—	$0.04	$0.32

18. Subsequent Events

On February 24, 2009, we declared the following distributions per share and the Operating Partnership declared an equivalent distribution per unit.

Share Class	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Common stock and common unit
Dividend and distribution amount	$0.531250	$0.492188	$0.273438	$0.343750	$0.330000
Dividend and distribution payable date	March 31, 2009	March 31, 2009	March 31, 2009	March 31, 2009	March 31, 2009
Dividend payable to shareholders of record on	March 16, 2009	March 16, 2009	March 16, 2009	March 16, 2009	March 16, 2009
Annual equivalent rate of dividend and distribution	$2.125	$1.969	$1.094	$1.375	$1.320

On February 13, 2009, we completed an offering of 2,500,000 shares of common stock for total net proceeds, after deducting estimated expenses of approximately $83.3 million. We used the net proceeds from the offering to temporarily repay borrowings under our revolving credit facility, to fund development and redevelopment activities and for general corporate purposes.

On January 6, 2009, we made a draw of $25.0 million on our Prudential Shelf Facility. The $25.0 million series C notes have an interest-only rate of 9.68% per annum and a seven-year maturity. We intend to use the proceeds of the notes to acquire properties, to fund development and redevelopment activities and for general corporate purposes.

On February 27, 2009, we notified the lenders under our mortgage agreement with respect to 350 East Cermak Road that we will repay in full the outstanding principal balance, accrued interest and other fees due on the loan on March 9, 2009. We expect to finance the repayment with approximately $97.0 million in borrowings under our revolving credit facility.

DIGITAL REALTY TRUST, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

(In thousands)

				Initial costs			Costs capitalized subsequent to acquisition		Total costs
	Metropolitan Area	Encumbrances		Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total	Accumulated depreciation and amortization	Date of acquisition (A) or construction (C)
PROPERTIES:
36 NE 2nd Street	Miami	17,248		1,942	—	24,184	1,434	—	1,942	—	25,618	27,560	(5,836)	2002	(A)
2323 Bryan Street	Dallas	55,048		1,838	—	77,604	16,475	—	1,838	—	94,079	95,917	(21,853)	2002	(A)
6 Braham Street	London, England	19,239		3,776	—	28,166	(1,532)	—	2,986	—	27,424	30,410	(4,560)	2002	(A)
300 Boulevard East	New York/New Jersey	44,229		5,140	—	48,526	25,517	—	5,140	—	74,043	79,183	(21,601)	2002	(A)
2334 Lundy Place	Silicon Valley	40,000		3,607	—	23,008	37	—	3,607	—	23,045	26,652	(5,001)	2002	(A)
34551 Ardenwood Boulevard 1-4	Silicon Valley	55,000		15,330	—	32,419	2,197	—	15,330	—	34,616	49,946	(7,969)	2003	(A)
2440 Marsh Lane	Dallas	—		1,477	—	10,330	40,851	—	1,477	—	51,181	52,658	(3,669)	2003	(A)
2010 East Centennial Circle	Phoenix	—		—	1,477	16,472	4	—	—	1,477	16,476	17,953	(2,846)	2003	(A)
375 Riverside Parkway	Atlanta	—		1,250	—	11,578	14,160	—	1,250	—	25,738	26,988	(3,551)	2003	(A)
3300 East Birch Street	Los Angeles	7,513		3,777	—	4,611	423	—	3,777	—	5,034	8,811	(1,848)	2003	(A)
47700 Kato Road & 1055 Page Avenue	Silicon Valley	—		5,272	—	20,166	8	—	5,272	—	20,174	25,446	(2,718)	2003	(A)
4849 Alpha Road	Dallas	10,585		2,983	—	10,650	25	—	2,983	—	10,675	13,658	(2,227)	2004	(A)
600 West Seventh Street	Los Angeles	56,814		18,478	—	50,824	26,440	—	18,478	—	77,264	95,742	(14,392)	2004	(A)
2045 & 2055 LaFayette Street	Silicon Valley	68,000		6,065	—	43,817	19	—	6,065	—	43,836	49,901	(6,444)	2004	(A)
100 & 200 Quannapowitt Parkway	Boston	34,306		12,416	—	26,154	1,668	—	12,416	—	27,822	40,238	(6,345)	2004	(A)
11830 Webb Chapel Road	Dallas	32,605		5,881	—	34,473	793	—	5,881	—	35,266	41,147	(6,325)	2004	(A)
150 South First Street	Silicon Valley	53,288		2,068	—	29,214	532	—	2,068	—	29,746	31,814	(3,857)	2004	(A)
3065 Gold Camp Drive	Sacramento	—		1,886	—	10,686	118	—	1,886	—	10,804	12,690	(1,800)	2004	(A)
200 Paul Avenue 1-4	San Francisco	79,336		14,427	—	75,777	27,759	—	14,427	—	103,536	117,963	(15,690)	2004	(A)
1100 Space Park Drive	Silicon Valley	55,000		5,130	—	18,206	10,698	—	5,130	—	28,904	34,034	(6,749)	2004	(A)
3015 Winona Avenue	Los Angeles	—		6,534	—	8,356	3	—	6,534	—	8,359	14,893	(1,601)	2004	(A)
833 Chestnut Street	Philadelphia	—		5,738	—	42,249	33,201	—	5,738	—	75,450	81,188	(13,623)	2005	(A)
1125 Energy Park Drive	Minneapolis/St. Paul	9,765	(1)	2,775	—	10,761	21	—	2,775	—	10,782	13,557	(1,571)	2005	(A)
350 East Cermak Road	Chicago	96,573		8,466	—	103,232	105,324	—	8,620	—	208,402	217,022	(24,767)	2005	(A)
8534 Concord Center Drive	Denver	—		2,181	—	11,561	43	—	2,181	—	11,604	13,785	(1,940)	2005	(A)
2401 Walsh Street	Silicon Valley	—		5,775	—	19,267	34	—	5,775	—	19,301	25,076	(2,312)	2005	(A)
2403 Walsh Street	Silicon Valley	—		5,514	—	11,695	19	—	5,514	—	11,714	17,228	(1,499)	2005	(A)
4700 Old Ironsides Drive	Silicon Valley	—		5,504	—	9,727	17	—	5,504	—	9,744	15,248	(1,359)	2005	(A)
4650 Old Ironsides Drive	Silicon Valley	—		2,865	—	4,540	866	—	2,865	—	5,406	8,271	(1,062)	2005	(A)
200 North Nash Street	Los Angeles	—		4,562	—	12,503	16	—	4,562	—	12,519	17,081	(1,729)	2005	(A)
731 East Trade Street	Charlotte	6,599	(2)	1,748	—	5,727	202	—	1,748	—	5,929	7,677	(637)	2005	(A)
113 North Myers	Charlotte	—		1,098	—	3,127	646	—	1,098	—	3,773	4,871	(632)	2005	(A)
125 North Myers	Charlotte	—		1,271	—	3,738	5,921	—	1,271	—	9,659	10,930	(1,389)	2005	(A)

DIGITAL REALTY TRUST, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION—(Continued)

DECEMBER 31, 2008

(In thousands)

			Initial costs			Costs capitalized subsequent to acquisition		Total costs
	Metropolitan Area	Encumbrances	Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total	Accumulated depreciation and amortization	Date of acquisition (A) or construction (C)
Paul van Vlissingenstraat 16	Amsterdam, Netherlands	15,041	—	—	15,255	4,848	—	—	—	20,103	20,103	(2,202)	2005	(A)
600-780 S. Federal	Chicago	—	7,801	—	27,718	1,887	—	7,849	—	29,557	37,406	(3,634)	2005	(A)
115 Second Avenue	Boston	—	1,691	—	12,569	10,448	—	1,691	—	23,017	24,708	(3,646)	2005	(A)
Chemin de l’Epinglier 2	Geneva, Switzerland	10,924	—	—	20,071	3,682	—	—	—	23,753	23,753	(2,576)	2005	(A)
251 Exchange Place	Northern Virginia	—	1,622	—	10,425	152	—	1,622	—	10,577	12,199	(1,416)	2005	(A)
7500 Metro Center Drive	Austin	—	1,177	—	4,877	1,936	—	1,177	—	6,813	7,990	(1,055)	2005	(A)
7620 Metro Center Drive	Austin	—	510	—	6,760	4	—	510	—	6,764	7,274	(923)	2005	(A)
3 Corporate Place	New York/New Jersey	80,000	2,124	—	12,678	75,711	—	2,124	—	88,389	90,513	(10,088)	2005	(A)
4025 Midway Road	Dallas	—	2,196	—	14,037	16,663	—	2,196	—	30,700	32,896	(4,617)	2006	(A)
Clonshaugh Industrial Estate	Dublin	—	—	1,444	5,569	2,816	—	—	115	9,714	9,829	(1,400)	2006	(A)
6800 Millcreek Drive	Toronto	—	1,657	—	11,352	457	—	1,657	—	11,809	13,466	(1,257)	2006	(A)
101 Aquila Way	Atlanta	—	1,480	—	34,797	41	—	1,480	—	34,838	36,318	(3,979)	2006	(A)
12001 North Freeway	Houston	—	6,965	—	23,492	329	—	6,965	—	23,821	30,786	(2,436)	2006	(A)
14901 FAA Boulevard	Dallas	—	3,303	—	40,799	117	—	3,303	—	40,916	44,219	(3,309)	2006	(A)
120 E Van Buren	Phoenix	—	4,524	—	157,822	50,244	—	4,524	—	208,066	212,590	(19,725)	2006	(A)
Gyroscoopweg 2E-2F	Amsterdam, Netherlands	9,575	—	—	13,450	931	—	—	—	14,381	14,381	(1,270)	2006	(A)
Clonshaugh (Developable Land)	Dublin	—	—	—	—	83,268	—	—	—	83,268	83,268	(2,292)	2006	(A)
600 Winter Street	Boston	—	1,429	—	6,228	28	—	1,429	—	6,256	7,685	(497)	2006	(A)
2300 NW 89th Place	Miami	—	1,022	—	3,767	18	—	1,022	—	3,785	4,807	(371)	2006	(A)
2055 East Technology Circle	Phoenix	—	—	—	8,519	26,259	—	—	—	34,778	34,778	(1,170)	2006	(A)
114 Rue Ambroise Croizat	Paris, France	44,564	12,261	—	34,051	40,054	—	12,960	—	73,406	86,366	(2,982)	2006	(A)
Unit 9, Blanchardstown Corporate Park	Dublin, Ireland	38,315	1,927	—	40,024	4,836	—	2,020	—	44,767	46,787	(3,470)	2006	(A)
111 8th Avenue	New York/New Jersey	—	—	—	17,688	9,391	—	—	—	27,079	27,079	(6,495)	2006	(A)
1807 Michael Faraday Court	Northern Virginia	—	1,499	—	4,578	867	—	1,499	—	5,445	6,944	(609)	2006	(A)
8100 Boone Boulevard	Northern Virginia	—	—	—	158	622	—	—	—	780	780	(298)	2006	(A)
21110 Ridgetop Circle	Northern Virginia	—	2,934	—	14,311	835	—	2,934	—	15,146	18,080	(989)	2007	(A)
3011 Lafayette Street	Silicon Valley	—	3,354	—	10,305	44,192	—	3,354	—	54,497	57,851	(4,246)	2007	(A)
44470 Chilum Place	Northern Virginia	—	3,351	—	37,360	184	—	3,531	—	37,364	40,895	(1,882)	2007	(A)
43881 Devin Shafron Drive	Northern Virginia	—	4,653	—	23,631	80,752	—	4,653	—	104,383	109,036	(5,052)	2007	(A)
43831 Devin Shafron Drive	Northern Virginia	—	3,027	—	16,247	972	—	3,027	—	17,219	20,246	(856)	2007	(A)
43791 Devin Shafron Drive	Northern Virginia	—	3,490	—	17,444	36,911	—	3,490	—	54,355	57,845	(1,188)	2007	(A)

DIGITAL REALTY TRUST, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION—(Continued)

DECEMBER 31, 2008

(In thousands)

				Initial costs			Costs capitalized subsequent to acquisition		Total costs
	Metropolitan Area	Encumbrances		Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total	Accumulated depreciation and amortization	Date of acquisition (A) or construction (C)
Mundells Roundabout	London, England	42,374		31,354	—	—	40,824	—	23,262	—	48,916	72,178	(1)	2007	(A)
210 N Tucker	St. Louis	—		2,042	—	17,223	1,403	—	2,042	—	18,626	20,668	(1,017)	2007	(A)
900 Walnut Street	St. Louis	—		1,791	—	29,516	2,463	—	1,791	—	31,979	33,770	(1,398)	2007	(A)
1 Savvis Parkway	St. Louis	—		3,301	—	20,639	15	—	3,301	—	20,654	23,955	(908)	2007	(A)
1500 Space Park Drive	Silicon Valley	43,708	(3)	6,732	—	6,325	44,970	—	4,171	—	53,856	58,027	(2,666)	2007	(A)
Cressex 1	London, England	—		3,629	—	9,036	19,664	—	2,802	—	29,527	32,329	—	2007	(A)
Naritaweg 52	Amsterdam, Netherlands	—		—	1,192	23,441	(1,090)	—	—	1,141	22,402	23,543	(733)	2007	(A)
1 St. Anne’s Boulevard	London, England	—		2,732	—	5,969	(1,558)	—	2,435	—	4,708	7,143	(131)	2007	(A)
2 St. Anne’s Boulevard	London, England	—		5,190	—	3,193	(2,240)	—	3,800	—	2,343	6,143	(65)	2007	(A)
3 St. Anne’s Boulevard	London, England	—		16,401	—	8,844	5,202	—	12,007	—	18,440	30,447	—	2007	(A)
365 South Randolphville Road	New York/New Jersey	—		3,019	—	17,404	29,254	—	3,019	—	46,658	49,677	—	2008	(A)
701 & 717 Leonard Street	Dallas	—		2,165	—	9,934	41	—	2,165	—	9,975	12,140	(128)	2008	(A)
650 Randolph Road	New York/New Jersey	—		3,986	—	6,883	3,351	—	3,986	—	10,234	14,220	—	2008	(A)
Manchester Technopark	Manchester, England	—		—	—	23,918	(6,406)	—	—	—	17,512	17,512	(252)	2008	(A)
1201 Comstock Street	Silicon Valley	—		2,093	—	1,606	25,561	—	3,398	—	25,862	29,260	—	2008	(A)
7505 Mason King Court	Northern Virginia	—		2,390	—	8,257	—	—	2,390	—	8,257	10,647	—	2008	(A)
1550 Space Park Drive	Silicon Valley	—		2,301	—	766	—	—	2,301	—	766	3,067	—	2008	(A)
1525 Comstock Street	Silicon Valley	—		2,293	—	16,216	—	—	2,293	—	16,216	18,509	—	2008	(A)
Other		—		—	—	8,298	22,904	—	—	—	31,202	31,202	(205)

		1,025,649		332,190	4,113	1,706,798	997,752	—	316,318	2,733	2,721,802	3,040,853	(302,836)

(1)	The balance shown includes an unamortized premium of $430.
(2)	The balance shown includes an unamortized premium of $1,079.
(3)	The balance shown includes an unamortized premium of $946.

See accompanying report of independent registered public accounting firm.

DIGITAL REALTY TRUST, INC.

NOTES TO SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2008

(In thousands)

(1) Tax Cost

The aggregate gross cost of Digital Realty Trust, Inc. (the company) properties for federal income tax purposes approximated $2,851.1 million (unaudited) as of December 31, 2008.

(2) Historical Cost and Accumulated Depreciation and Amortization

The following table reconciles the historical cost of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2008.

	Year Ended December 31,
	2008	2007	2006
Balance, beginning of year	$2,481,272	$1,819,326	$1,258,510
Additions during period (acquisitions and improvements)	560,279	714,335	598,513
Deductions during period (dispositions and write-off of tenant improvements)	(698)	(52,389)	(37,697)

Balance, end of year	$3,040,853	$2,481,272	$1,819,326

The following table reconciles accumulated depreciation and amortization of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2008.

	Year Ended December 31,
	2008	2007	2006
Balance, beginning of year	$188,099	$112,479	$64,404
Additions during period (depreciation and amortization expense )	115,158	81,318	53,478
Deductions during period (dispositions and write-off of tenant improvements)	(421)	(5,698)	(5,403)

Balance, end of year	$302,836	$188,099	$112,479

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Management’s Report on Internal Control over Financial Reporting is included in Part II, Item 8, Financial Statements and Supplementary Data on page 68.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 27, 2009, we notified the lenders under our mortgage agreement with respect to 350 East Cermak Road that we will repay in full the outstanding principal balance, accrued interest and other fees due on the loan on March 9, 2009. We expect to finance the repayment with approximately $97.0 million in borrowings under our revolving credit facility.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

We have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure. We have furnished to the Securities and Exchange Commission as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2008, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 906 of the Sarbanes Oxley Act. In addition, as required by Section 303A.12 of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning our security ownership of certain beneficial owners and management and equity compensation plan information required by Item 12 will be included in the Proxy Statement to be filed relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
3.1(17)	Articles of Amendment and Restatement of Digital Realty Trust, Inc., including amendments.

3.2(2)	Amended and Restated Bylaws of Digital Realty Trust, Inc.

3.3(4)	Articles Supplementary creating the Series A Preferred Stock of Digital Realty Trust, Inc.

3.4(6)	Articles Supplementary creating the Series B Preferred Stock of Digital Realty Trust, Inc.

3.5(10)	Articles Supplementary creating the Series C Preferred Stock of Digital Realty Trust, Inc.

3.6(11)	Articles Supplementary creating the Series D Preferred Stock of Digital Realty Trust, Inc.

4.1(1)	Specimen Certificate for Common Stock for Digital Realty Trust, Inc.

4.2(3)	Specimen Certificate for Series A Preferred Stock of Digital Realty Trust, Inc.

4.3(5)	Specimen Certificate for Series B Preferred Stock of Digital Realty Trust, Inc.

4.4(10)	Specimen Certificate for Series C Preferred Stock of Digital Realty Trust, Inc.

4.5(11)	Specimen Certificate for Series D Preferred Stock of Digital Realty Trust, Inc.

10.1(10)	Fifth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

10.2(14)	Sixth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

10.3(11)	Seventh Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

10.4(2)	Registration Rights Agreement among Digital Realty Trust, Inc. and the persons named therein.

10.5(2)†	2004 Incentive Award Plan of Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P.

10.6(1)†	Form of Indemnification Agreement between Digital Realty Trust, Inc. and its directors and officers.

10.7(2)	Non-competition Agreement between Digital Realty Trust, Inc. and Global Innovation Partners, LLC.

10.8(1)	Contribution Agreement, dated as of July 31, 2004, by and among San Francisco Wave eXchange, LLC, Santa Clara Wave eXchange, LLC and eXchange colocation, LLC, Digital Realty Trust, L.P. and Digital Realty Trust, Inc.

10.9(1)	Right of First Offer Agreement (Frankfurt) dated as of July 31, 2004.

10.10(1)	Purchase and Sale Agreement, dated as of September 16, 2004, by and between Global Innovation Partners, LLC and Digital Realty Trust, L.P.

10.11(2)	Registration Rights Agreement among Digital Realty Trust, Inc. and the persons named therein (option and right of first offer agreement).

10.12(12)	Revolving Credit Agreement among Digital Realty Trust, L.P., as borrower, Digital Realty Trust, Inc., as parent guarantor, the subsidiary guarantors named therein, Citicorp North America, Inc., as administrative agent, KeyBank National Association, as syndication agent, Citigroup Global Markets Inc. and KeyBanc Capital Markets, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein.

Exhibit
10.13(7)	Loan Agreement, dated as of October 4, 2005, by and between 200 Paul, LLC as borrower and Countrywide Commercial Real Estate Finance, Inc.

10.14(7)†	Form of 2005 Class C Profits Interest Units Agreement.

10.15(2)	Loan Agreement, dated as of November 3, 2004, by and among Global Webb, L.P. and Citigroup Global Markets Realty Corp.

10.16(2)	Note, dated as of November 3, 2004, by Global Webb, L.P. in favor of Citigroup Global Markets Realty Corp.

10.17(2)	Loan Agreement, dated as of November 3, 2004, by and among Global Weehawken Acquisition Company, LLC and Citigroup Global Markets Realty Corp.

10.18(2)	Note, dated as of November 3, 2004, by Global Weehawken Acquisition Company, LLC in favor of Citigroup Global Markets Realty Corp.

10.19(2)	Loan Agreement, dated as of November 3, 2004, by and among GIP Wakefield, LLC and Citigroup Global Markets Realty Corp.

10.20(2)	Note, dated as of November 3, 2004, by GIP Wakefield, LLC in favor of Citigroup Global Markets Realty Corp.

10.21(2)†	Form of Profits Interest Units Agreements.

10.22(2)†	Form of Digital Realty Trust, Inc. Incentive Stock Option Agreement.

10.23(5)	Loan Agreement, dated as of May 27, 2005, between Digital Lakeside, LLC and Morgan Stanley Mortgage Capital Inc.

10.24(5)	Promissory Note A, dated as of May 27, 2005, by Digital Lakeside, LLC in favor of Morgan Stanley Mortgage Capital Inc.

10.25(5)	Promissory Note B, dated as of May 27, 2005, by Digital Lakeside, LLC in favor of Morgan Stanley Mortgage Capital Inc.

10.26(5)	Exit Fee Agreement, dated as of May 27, 2005, by and between Digital Lakeside, LLC and Morgan Stanley Mortgage Capital Inc.

10.27(8)	Purchase and Sale Agreement, dated as of July 25, 2006, by and between Sterling Network Exchange, LLC and Digital Phoenix Van Buren, LLC.

10.28(8)	Securities Purchase Agreement, dated as of July 25, 2006, among Sterling Telecom Holdings, LLC, George D. Slessman, William D. Slessman and Anthony L. Wanger and Digital Phoenix Van Buren, LLC, Digital Services Phoenix, LLC and Fund Management Services, LLC, as the Seller Representative.

10.29(9)	Indenture, dated as of August 15, 2006, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 4.125% Exchangeable Senior Debentures due 2026.

10.30(9)	Registration Rights Agreement, dated August 15, 2006, among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Citigroup Capital Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.31(13)†	First Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan.

10.32(13)†	Second Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan.

Exhibit
10.33(15)†	Form of 2008 Class C Profits Interest Units Agreement.

10.34(16)†	First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan.

10.35(17)	Amendment No. 1 to the Revolving Credit Agreement, dated as of February 6, 2008 among Digital Realty Trust, L.P., Citicorp North America, Inc., as administrative agent, the financial institutions named therein, KeyBank National Association, as syndication agent, and Citigroup Global Markets Inc. and KeyBanc Capital Markets, as the arrangers.

10.36(18)†	Form of 2008 Performance-Based Profits Interest Units Agreement.

10.37(18)†	First Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan.

10.38(19)	Amendment No. 2 to the Revolving Credit Agreement, dated as of June 13, 2008 among Digital Realty Trust, L.P., Citicorp North America, Inc., as administrative agent, the financial institutions named therein, KeyBank National Association, as syndication agent, and Citigroup Global Markets Inc. and KeyBanc Capital Markets, as the arrangers.

10.39(19)	Note Purchase and Private Shelf Agreement, dated as of July 24, 2008, among Digital Realty Trust, L.P., Prudential Investment Management, Inc. and the Prudential Affiliates named therein.

10.40(20)†	Employment Agreement among Digital Realty Trust, Inc., Digital Realty Trust, L.P., DLR, LLC and Michael F. Foust.

10.41(20)†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Richard A. Magnuson.

10.42(20)†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and A. William Stein.

10.43(20)†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Christopher J. Crosby.

10.44†	Form of Amendment to Employment Agreement executed by Digital Realty Trust, Inc., DLR, LLC and each of A. William Stein and Christopher J. Crosby.

10.45†	Amended and Restated Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Scott E. Peterson.

10.46	First Amendment to Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust.

10.47	First Amendment to Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Richard A. Magnuson.

12.1	Statement of Computation of Ratios.

21.1	List of Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(†)	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the registrant’s registration statement on Form S-11 (File No. 333-117865) declared effective by the commission on November 3, 2004.
(2)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the commission on December 13, 2004.
(3)	Incorporated by reference to the registrant’s registration statement on Form S-11 (File No. 333-122099) declared effective by the commission on February 3, 2005.
(4)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on February 14, 2005.
(5)	Incorporated by reference to the registrant’s registration statement on Form S-11 (File No. 333-126396) declared effective by the commission on July 20, 2005.
(6)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on July 29, 2005.
(7)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the Commission on October 5, 2005.
(8)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the commission on August 4, 2006.
(9)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on August 21, 2006.
(10)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on April 11, 2007.
(11)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on February 11, 2008.
(12)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on September 7, 2007.
(13)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on March 30, 2007.
(14)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the commission on November 9, 2007.
(15)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the commission on August 9, 2007.
(16)	Incorporated by reference to Appendix A to the registrant’s definitive proxy statement on Schedule 14A filed with the commission on March 30, 2007.
(17)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the commission on February 29, 2008.
(18)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the commission on May 9, 2008.
(19)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the commission on August 8, 2008.
(20)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the commission on November 10, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

By:	/s/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer

Date: February 27, 2009

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD A. MAGNUSON Richard A. Magnuson	Chairman of the Board	February 27, 2009

/S/ MICHAEL F. FOUST Michael F. Foust	Chief Executive Officer	February 27, 2009

/S/ A. WILLIAM STEIN A. William Stein	Chief Financial Officer & Chief Investment Officer	February 27, 2009

/S/ EDWARD F. SHAM Edward F. Sham	Controller (Principal Accounting Officer)	February 27, 2009

/S/ LAURENCE A. CHAPMAN Laurence A. Chapman	Director	February 27, 2009

/S/ RUANN F. ERNST Ruann F. Ernst, Ph.D.	Director	February 27, 2009

/S/ KATHLEEN EARLEY Kathleen Earley	Director	February 27, 2009

Dennis E. Singleton	Director