Form 10-Q
period 2009-03-31
Digital Realty Trust, Inc.
filed 2009-05-08
CIK 1297996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $.01 par value per share	76,111,696

DIGITAL REALTY TRUST, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2009	December 31, 2008
	(unaudited)	(adjusted)
ASSETS
Investments in real estate:
Properties:
Land	$314,077	$316,318
Acquired ground leases	2,670	2,733
Buildings and improvements	2,577,169	2,467,830
Tenant improvements	252,549	255,818

Total investments in properties	3,146,465	3,042,699
Accumulated depreciation and amortization	(337,663)	(302,960)

Net investments in properties	2,808,802	2,739,739
Investment in unconsolidated joint venture	8,597	8,481

Net investments in real estate	2,817,399	2,748,220

Cash and cash equivalents	78,936	73,334
Accounts and other receivables, net of allowance for doubtful accounts of $2,067 and $2,109 as of March 31, 2009 and December 31, 2008, respectively	37,923	39,108
Deferred rent	110,913	99,957
Acquired above market leases, net	29,638	31,352
Acquired in place lease value and deferred leasing costs, net	219,228	222,389
Deferred financing costs, net	14,787	16,275
Restricted cash	31,234	45,470
Other assets	11,555	4,940

Total assets	$3,351,613	$3,281,045

LIABILITIES AND EQUITY
Revolving credit facility	$254,021	$138,579
Unsecured senior notes	83,000	58,000
Mortgage loans	939,807	1,026,594
4.125% exchangeable senior debentures due 2026, net of discount	162,860	161,901
Accounts payable and other accrued liabilities	139,606	171,176
Accrued dividends and distributions	—	26,092
Acquired below market leases, net	72,075	76,660
Security deposits and prepaid rents	54,168	46,967

Total liabilities	1,705,537	1,705,969

Commitments and contingencies

Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value, 30,000,000 authorized:
Series A Cumulative Redeemable Preferred Stock, 8.50%, $103,500,000 liquidation preference ($25.00 per share), 4,140,000 issued and outstanding	99,297	99,297
Series B Cumulative Redeemable Preferred Stock, 7.875%, $63,250,000 liquidation preference ($25.00 per share), 2,530,000 issued and outstanding	60,502	60,502
Series C Cumulative Convertible Preferred Stock, 4.375%, $175,000,000 liquidation preference ($25.00 per share), 6,999,955 issued and outstanding	169,067	169,068
Series D Cumulative Convertible Preferred Stock, 5.500%, $345,000,000 liquidation preference ($25.00 per share), 13,795,500 issued and outstanding	333,472	333,581
Common Stock; $0.01 par value: 125,000,000 authorized, 76,042,511 and 73,306,703 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	758	732
Additional paid-in capital	1,142,483	1,057,107
Dividends in excess of earnings	(181,645)	(166,863)
Accumulated other comprehensive loss, net	(58,827)	(49,503)

Total stockholders’ equity	1,565,107	1,503,921

Noncontrolling Interests:
Noncontrolling interests in operating partnership	64,986	66,797
Noncontrolling interests in consolidated joint venture	15,983	4,358

Total noncontrolling interests	80,969	71,155

Total equity	1,646,076	1,575,076

Total liabilities and equity	$3,351,613	$3,281,045

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited in thousands, except share data)

	Three Months Ended March 31,
	2009	2008
		(adjusted)
Operating Revenues:
Rental	$118,089	$92,746
Tenant reimbursements	31,027	21,787
Other	18	14

Total operating revenues	149,134	114,547

Operating Expenses:
Rental property operating and maintenance	42,573	31,681
Property taxes	9,211	8,124
Insurance	1,456	1,205
Depreciation and amortization	46,304	39,153
General and administrative	10,102	8,783
Other	285	307

Total operating expenses	109,931	89,253

Operating income	39,203	25,294

Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	1,116	158
Interest and other income	243	655
Interest expense	(18,937)	(15,202)
Income tax expense	(436)	(89)

Net income	21,189	10,816

Net income attributable to noncontrolling interests	(793)	(239)

Net income attributable to Digital Realty Trust, Inc.	20,396	10,577

Preferred stock dividends	(10,101)	(8,258)

Net income available to common stockholders	$10,295	$2,319

Net income per share available to common stockholders:
Basic	$0.14	$0.04
Diluted	$0.14	$0.03

Weighted average common shares outstanding:

Basic	74,703,755	65,431,586
Diluted	74,895,168	67,142,783

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited in thousands)

	Three months ended March 31,
	2009	2008
		(adjusted)
Net income	$21,189	$10,816

Other comprehensive income (loss):
Foreign currency translation adjustments	(7,984)	10,089
Decrease in fair value of interest rate swaps	(2,291)	(2,134)
Reclassification to interest expense from interest rate swaps	232	(353)

Comprehensive income	11,146	18,418

Comprehensive income attributable to noncontrolling interests	(74)	(950)

Comprehensive income attributable to Digital Realty Trust, Inc.	$11,072	$17,468

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited in thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008
		(adjusted)
Cash flows from operating activities:

Net income	$21,189	$10,816
Adjustments to reconcile net income to net cash provided by operating activities

Equity in earnings of unconsolidated joint venture	(1,116)	(158)
Distributions from unconsolidated joint venture	1,000	309
Write-off of net assets due to early lease terminations	285	306
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	35,955	26,249
Amortization of share-based unearned compensation	1,780	1,595
Allowance for doubtful accounts	(42)	(2)
Amortization of deferred financing costs	1,662	1,398
Amortization of debt discount/premium, net	852	806
Amortization of acquired in place lease value and deferred leasing costs	10,349	12,904
Amortization of acquired above market leases and acquired below market leases, net	(2,139)	(2,685)
Changes in assets and liabilities:
Restricted cash	12,590	3,746
Accounts and other receivables	(1,073)	2,025
Deferred rent	(11,308)	(7,771)
Deferred leasing costs	(3,098)	(867)
Other assets	(780)	(3,302)
Accounts payable and other accrued liabilities	(34,727)	(26,445)
Security deposits and prepaid rents	9,999	(1,085)

Net cash provided by operating activities	41,378	17,839

Cash flows from investing activities:

Acquisitions of properties	—	(20,982)
Deposits paid for acquisitions of properties	—	(100)
Receipt of value added tax refund	5,022	1,604
Refundable value added tax paid	(1,697)	(2,835)
Change in restricted cash	1,086	57
Improvements to investments in real estate	(137,046)	(93,617)
Improvement advances to tenants	(1,631)	(6,346)
Collection of advances from tenants for improvements	1,558	8,966

Net cash used in investing activities	(132,708)	(113,253)

DIGITAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited in thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008
		(adjusted)
Cash flows from financing activities:

Borrowings on revolving credit facility	$191,278	$122,818
Repayments on revolving credit facility	(72,000)	(308,372)
Borrowings on unsecured senior notes	25,000	—
Proceeds from mortgage loans	19,709	—
Principal payments on mortgage loans	(99,349)	(2,386)
Change in restricted cash	560	51
Payment of loan fees and costs	(248)	(32)
Capital contributions received from noncontrolling interests in joint venture	11,625	5,107
Gross proceeds from the sale of common stock	83,750	—
Gross proceeds from the sale of preferred stock	—	334,650
Common stock offering costs paid	(198)	—
Preferred stock offering costs paid	—	(538)
Proceeds from exercise of stock options	51	152
Payment of dividends to preferred stockholders	(10,101)	(8,258)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(53,145)	(44,763)

Net cash provided by financing activities	96,932	98,429

Net increase in cash and cash equivalents	5,602	3,015

Cash and cash equivalents at beginning of period	73,334	31,352

Cash and cash equivalents at end of period	$78,936	$34,367

Supplemental disclosure of cash flow information:

Cash paid for interest, including amounts capitalized	$21,398	$20,093
Cash paid for taxes	186	82

Supplementary disclosure of noncash investing and financing activities:

Change in net assets related to foreign currency translation adjustments	$(7,984)	$10,089
Increase in accounts payable and other accrued liabilities related to decrease in fair value of interest rate swaps	(2,291)	(2,134)
Noncontrolling interests in operating partnership units redeemed for or converted to shares of common stock	1,465	—
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	73,669	84,789

Allocation of purchase price of properties to:
Investments in real estate	—	20,982

Cash paid for acquisition of properties	$—	$20,982

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 and 2008

(unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we or the Company) is engaged in the business of owning, acquiring, developing, redeveloping and managing technology-related real estate. The Company is focused on providing Turn-Key DatacenterSM and Powered Base BuildingSM datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from information technology and Internet enterprises, to manufacturing and financial services. As of March 31, 2009, our portfolio consisted of 75 properties, excluding one property held as an investment in an unconsolidated joint venture, of which 62 are located throughout North America and 13 are located in Europe. Our properties are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Chicago, Dallas, Los Angeles, New York/New Jersey, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S. and the London, Dublin, Paris and Amsterdam markets in Europe. The portfolio consists of Internet gateway and corporate datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

The Operating Partnership was formed on July 21, 2004 in anticipation of our initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of March 31, 2009, we own a 92.8% common interest and a 100% preferred interest in the Operating Partnership. As general partner, we have control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace us as the general partner nor do they have participating rights, although they do have certain protective rights.

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

The accompanying interim condensed consolidated financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature, except as otherwise indicated. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008. Certain prior period amounts have been adjusted to conform to the current period presentation, including changes resulting from the adoption of FSP APB 14-1 and SFAS No. 160 on January 1, 2009, as discussed later in this Note 2.

(b) Cash Equivalents

For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of March 31, 2009, cash equivalents consist of investments in money market instruments.

(c) Share Based Compensation

We account for share based compensation using the fair value method of accounting. The estimated fair value of the stock options granted by us is being amortized on a straight-line basis over the vesting period of the stock options. The estimated fair value of the long-term incentive units and Class C Units (discussed in note 8) granted by us is being amortized on a straight-line basis over the expected service period.

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

We assess our significant tax positions for all open tax years and determine whether we have any material unrecognized liabilities in accordance with Financial Accounting Standard Board Interpretation Number 48, Accounting for Uncertainty in Income Taxes, (FIN 48). We record these liabilities when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As of March 31, 2009, we had no such liabilities. We classify interest and penalties on tax liabilities from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated statements of operations. For the three months ended March 31, 2009 and 2008, we had no such interest or penalties.

See Note 6 for further discussion on taxes.

(e) Presentation of Transactional-based Taxes

We account for transactional-based taxes on a net basis.

(f) Asset Retirement Obligations

We record accruals for estimated retirement obligations as required by Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. As of March 31, 2009 and December 31, 2008, the amount included in accounts payable and other accrued liabilities on our condensed consolidated balance sheets was approximately $1.5 million, and the equivalent asset is recorded at $1.3 million, net of accumulated depreciation.

(g) Assets and Liabilities Measured at Fair Value

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. However, the FASB issued FASB Staff Positions (“FSP”) 157-1, 157-2 and 157-3, which impacted our initial adoption of SFAS 157. FSP 157-1 amends SFAS 157 to exclude FASB No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. In accordance with FSP 157-2, we adopted the provisions of FAS 157 to non-financial assets and non-financial liabilities on January 1, 2009. FSP 157-3 clarified the application of SFAS 157 by demonstrating how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance in October 2008, including prior periods for which financial statements had not been issued.

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

(i) Newly Adopted Significant Accounting Policies

In May 2008, the FASB issued Staff Position Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion Including Partial Cash Settlement” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion to separately account for the liability (debt) and equity (exchange option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The equity component of the convertible debt will be included in the paid-in capital section of stockholders’ equity and the value of the equity component will be treated as a discount for purposes of accounting for the debt component of the debt security. The resulting debt discount will be accreted as additional interest expense over the non-cancellable term of the instrument using the effective interest method. FSP APB 14-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, with early adoption not permitted. Retrospective application is required for all periods presented.

The Company has currently outstanding its 4.125% exchangeable senior debentures due 2026 that are impacted by FSP APB 14-1. Upon the original issuance of this debt instrument in 2006, the Company recorded the debentures as a liability in accordance with applicable accounting standards at that time. To adopt FSP APB 14-1, effective January 1, 2009, the Company estimated the fair value, as of the date of issuance, of its exchangeable senior debentures as if the instrument was issued without the exchange option. The difference between the fair value and the principal amount of the debt instrument was $18.9 million. This amount was retrospectively recorded as a debt discount and as a component of equity as of the issuance date in August 2006. The discount is being amortized over the expected five-year life of the debentures resulting in non-cash increase to interest expense in historical and future periods.

The implementation of FSP APB 14-1 has resulted in a decrease to net income and earnings per share for all periods presented; however, there is no effect on our cash interest payments. As a result of this accounting change:

•

The original debt discount of $18.9 million was recognized as a reduction to the carrying value of the debentures on the condensed consolidated balance sheets as of December 31, 2008 with a corresponding increase to additional paid-in capital of $17.5 million and an increase to noncontrolling interests of $1.4 million.

•

The deferred financing costs associated with the debentures were allocated to the liability and equity components in proportion to the allocation of proceeds resulting in a $0.7 million reduction to deferred financing costs and a corresponding decrease to additional paid-in capital.

•

The debt discount amortization through December 31, 2008 was $8.3 million which resulted in an increase to the carrying value of the debentures on the condensed consolidated balance sheets as of December 31, 2008 with a corresponding increase to dividends in excess of earnings of $5.6 million, a decrease to noncontrolling interests in Operating Partnership of $0.9 million and an increase in buildings and equipment of $1.8 million as discussed below.

•	Interest expense for the first quarters of 2009 and 2008 includes an additional $1.0 million and $0.9 million, respectively, of interest expense related to the amortization of the debt discount.

•	As of December 31, 2008, buildings and improvements were increased by $1.8 million as discussed above as a result of additional capitalized interest generated by amortization of debt discount.

•	Diluted earnings per common share for the quarter ended March 31, 2008 was reduced by approximately $0.01 per share.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This statement requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements and is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. SFAS 160 also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests. SFAS 160 is applied prospectively to all noncontrolling interests, including those that arose before the effective date, except that comparative prior period information must be recast to classify noncontrolling interests in equity and provide other disclosures required by SFAS 160. The adoption of SFAS 160 resulted in the reclassification of (i) minority interests in consolidated joint ventures and minority interests in Operating Partnership from the mezzanine section to noncontrolling interests in consolidated joint venture and noncontrolling interests in Operating Partnership, a component of permanent equity on our condensed consolidated balance sheets and (ii) the reclassification of minority interest expense to net income attributable to noncontrolling interests, on our condensed consolidated income statements. See Note 7(b) for additional discussion of our noncontrolling interests in Operating Partnership.

In addition, FASB Emerging Issues Task Force Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”), was updated in March 2008 to clarify its application to noncontrolling interests with embedded redemption features after the adoption of SFAS 160. Those March 2008 updates to EITF D-98 are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2008. Pursuant to EITF D-98, as updated, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain noncontrolling interests being classified outside of permanent equity in the consolidated balance sheets. The Company makes this determination based on the terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered the guidance in EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to evaluate whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract. The adoption of the March 2008 updates to EITF D-98 did not have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). This statement amends SFAS 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in an acquisition. This statement also requires that transaction costs in an acquisition be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any acquisitions we engaged in were recorded and disclosed according to SFAS 141 until January 1, 2009. The adoption of SFAS 141R did not have a material impact on our condensed consolidated financial statements for the three months ended March 31, 2009.

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the provisions in SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will have an impact on our condensed consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the guidance about estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets under SFAS 142. FSP 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on our condensed consolidated financial statements.

We adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”) on January 1, 2009 as required by the standard. SFAS 161 requires enhanced disclosure of derivatives and hedging activities in order to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning with our current fiscal year. See Note 9 for the related disclosures. The adoption of SFAS 161 did not have a material impact on our condensed consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. FSP EITF 03-6-1 was effective for fiscal years beginning after December 15, 2008. The adoption of the FSP EITF 03-6-1 did not have an impact on our condensed consolidated financial statements.

3. Properties Acquired During the Three Months Ended March 31, 2009

There were no properties acquired during the three months ended March 31, 2009.

4. Debt

A summary of outstanding indebtedness as of March 31, 2009 and December 31, 2008, respectively, is as follows (in thousands):

Properties	Interest Rate at March 31, 2009		Maturity Date		Principal Outstanding March 31, 2009		Principal Outstanding December 31, 2008
							(adjusted)
Mortgage loans:
Secured Term Debt (1)(2)	5.65%		Nov. 11, 2014		$145,869		$146,486
350 East Cermak Road (2)	1-month LIBOR +2.20%	(3)	Jun. 9, 2009		—		96,573
3 Corporate Place (2)	6.72%		Aug. 1, 2011	(4)	80,000		80,000
200 Paul Avenue 1-4 (2)	5.74%		Oct. 8, 2015		78,945		79,336
2045 & 2055 LaFayette Street (2)	5.93%		Feb. 6, 2017		67,851		68,000
Mundells Roundabout	1-month GBP LIBOR + 1.20%		Nov. 30, 2013		61,338	(8)	—
600 West Seventh Street	5.80%		Mar. 15, 2016		56,499		56,814
2323 Bryan Street (2)	6.04%		Nov. 6, 2009		54,831		55,048
34551 Ardenwood Boulevard 1-4 (2)	5.95%		Nov. 11, 2016		55,000		55,000
1100 Space Park Drive (2)	5.89%		Dec. 11, 2016		55,000		55,000
150 South First Street (2)	6.30%		Feb. 6, 2017		53,178		53,288
114 Rue Ambroise Croizat (5)	3-month EURIBOR + 1.35%	(6)	Jan. 18, 2012		42,156	(7)	44,564	(7)
1500 Space Park Drive (2)	6.15%		Oct. 5, 2013		43,253		43,708
2334 Lundy Place (2)	5.96%		Nov. 11, 2016		40,000		40,000
Unit 9, Blanchardstown Corporate Park (5)	3-month EURIBOR + 1.35%	(6)	Jan. 18, 2012		36,244	(7)	38,315	(7)
6 Braham Street	3-month GBP LIBOR + 0.90%	(6)	Apr. 10, 2011		18,906	(8)	19,239	(8)
Paul van Vlissingenstraat 16	3-month EURIBOR + 1.60%	(6)	Jul. 18, 2013		14,228	(7)	15,041	(7)
Chemin de l’Epinglier 2	3-month EURIBOR + 1.50%	(6)	Jul. 18, 2013		10,333	(7)	10,923	(7)
Gyroscoopweg 2E-2F (9)	3-month EURIBOR + 1.50%	(6)	Oct. 18, 2013		9,057	(7)	9,575	(7)
1125 Energy Park Drive	7.62%	(10)	Mar. 1, 2032		9,301		9,335
731 East Trade Street	8.22%		Jul. 1, 2020		5,470		5,520

					937,459		981,765

Revolving credit facility	Various	(11)	Aug. 31, 2010	(11)	254,021	(12)	138,579	(12)

Unsecured senior notes — Series A	7.00%		Jul. 24, 2011		25,000		25,000

Unsecured senior notes — Series B	9.32%		Nov. 5, 2013		33,000		33,000

Unsecured senior notes — Series C	9.68%		Jan. 6, 2016		25,000		—

4.125% exchangeable senior debentures due 2026	4.13%		Aug. 15, 2026	(13)	172,500		172,500

Mundells Roundabout construction loan	1-month GBP LIBOR + 1.75%		Nov. 30, 2013		—		42,374	(8)

Total principal outstanding					1,446,980		1,393,218

Unamortized discount on exchangeable senior debentures					(9,640)		(10,599)

Unamortized loan premium — 1125 Energy Park Drive, 731 East
Trade Street and 1500 Space Park Drive mortgages					2,348		2,455

Total indebtedness					$1,439,688		$1,385,074

(1)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.
(2)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.
(3)	This is the weighted average interest rate as of December 31, 2008. The first note, in a principal amount of $77.3 million, bears interest at a rate of 1-month LIBOR + 1.375% per annum and the second note, in a principal amount of $19.3 million, bears interest at a rate of 1-month LIBOR + 5.5% per annum. These notes were repaid in full in March 2009.
(4)	Two one-year extensions are available, which we may exercise if certain conditions are met.
(5)	These loans are also secured by a €4.0 million letter of credit. These loans are cross-collateralized by the two properties.
(6)	We have entered into interest rate swap agreements as a cash flow hedge for interest generated by these US LIBOR, EURIBOR and GBP LIBOR based loans. See note 9 for further information.
(7)	Based on exchange rate of $1.32 to €1.00 as of March 31, 2009 and $1.40 to €1.00 as of December 31, 2008.
(8)	Based on exchange rate of $1.43 to £1.00 as of March 31, 2009 and $1.46 to £1.00 as of December 31, 2008.
(9)	This loan is also secured by a €1.3 million letter of credit.
(10)	If the loan is not repaid by March 1, 2012, the interest rate increases to the greater of 9.62% or the then treasury rate plus 2%.
(11)	The interest rate under our revolving credit facility equals either (i) US LIBOR, EURIBOR and GBP LIBOR (ranging from 1- to 6-month maturities) plus a margin of between 1.10% and 2.00% or (ii) the greater of (x) the base rate announced by the lender and (y) 1/2 of 1% per annum above the federal funds rate, plus a margin of between 0.100% — 1.000%. In each case, the margin is based on our total leverage ratio. We incur a fee ranging from 0.125% to 0.20% for the unused portion of our unsecured revolving credit facility.
(12)	Balances as of March 31, 2009 and December 31, 2008 are as follows (US$, in thousands):

Denomination of Draw	Balance as of March 31, 2009			Weighted-average interest rate			Balance as of December 31, 2008		Weighted-average interest rate
US ($)	$196,500			2.93%	(c	)	$92,000		1.79%
Euro (€)	11,418	(a	)	2.39%			8,701	(a)	4.05%
British Sterling (£)	46,103	(b	)	2.28%			37,878	(b)	3.55%

Total	$254,021			2.79%			$138,579		2.41%

(a)	Based on exchange rate of $1.32 to €1.00 as of March 31, 2009 and $1.40 to €1.00 as of December 31, 2008.
(b)	Based on exchange rate of $1.43 to £1.00 as of March 31, 2009 and $1.46 to £1.00 as of December 31, 2008.
(c)	We have entered into an interest rate swap agreement as a cash flow hedge for $96,068 of this US LIBOR based borrowing. See note 9 for further information.

(13)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of August 15, 2011, August 15, 2016 and August 15, 2021. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on August 18, 2011.

As of March 31, 2009, our revolving credit facility had a total capacity of $675.0 million and matures in August 2010, subject to two one-year extension options exercisable by us. The bank group is obligated to grant extension options provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility. As of March 31, 2009, borrowings under the revolving credit facility bore interest at a blended rate of 2.93% (US Dollar), 2.39% (Euro) and 2.28% (British Pound Sterling), which are based on 1-month US LIBOR, 1-month EURIBOR and 1-month GBP LIBOR, respectively, plus a margin of 1.10%. The margin can range from 1.10% to 2.00%, depending on our Operating Partnership’s total overall leverage. The revolving credit facility has a $462.5 million sub-facility for multicurrency advances in British Pound Sterling, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes. As of March 31, 2009, approximately $254.0 million was drawn under this facility, and $13.3 million of letters of credit were issued.

The credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios as well as a pool of unencumbered assets. In addition, except to enable us to maintain our status as a REIT for federal income tax purposes, we are not permitted during any four consecutive fiscal quarters to make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined, for such period, subject to certain other adjustments. As of March 31, 2009, we were in compliance with all of the covenants.

Some of our mortgage loans are subject to prepayment lock-out periods. The terms of the following mortgage loans contain prepayment lock-out periods through the dates listed below:

Loan	Date
2045 & 2055 LaFayette Street	April 2009
150 South First Street	April 2009
34551 Ardenwood Boulevard 1-4	July 2009
200 Paul Avenue 1-4	November 2010

During the three months ended March 31, 2009 and 2008, we capitalized interest of approximately $3.1 million and $4.7 million, respectively.

4.125% Exchangeable Senior Debentures due 2026

On August 15, 2006, the Operating Partnership issued $172.5 million of its 4.125% exchangeable senior debentures due August 15, 2026 (the Debentures). Costs incurred to issue the Debentures were approximately $5.4 million, net of the amount allocated to the equity component of the debentures. These costs are being amortized over a period of five years, which represents the estimated term of the Debentures, and are included in deferred financing costs, net in the consolidated balance sheet. The Debentures are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership.

Interest is payable on August 15 and February 15 of each year beginning February 15, 2007 until the maturity date of August 15, 2026. The Debentures bear interest at 4.125% per annum and contain an exchange settlement feature, which provides that the Debentures may, under certain circumstances, be exchangeable for cash (up to the principal amount of the Debentures) and, with respect to any excess exchange value, into cash, shares of our common stock or a combination of cash and shares of our common stock at an exchange rate that was initially 30.6828 shares per $1,000 principal amount of Debentures. The exchange rate on the Debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.265 per share per quarter (the “reference dividend”). Effective March 12, 2009, the exchange rate has been adjusted to 31.0370 shares per $1,000 principal amount of Debentures as a result of the aggregate dividends in excess of the reference dividend that we declared and paid on our common beginning with the quarter ended December 31, 2006 and through the quarter ended March 31, 2009.

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

The following table provides additional information about the Company’s exchangeable senior debentures as of the date presented:

	4.125% Exchangeable Senior Debentures due 2026
($ and shares in thousands, except conversion prices)	March 31, 2009		December 31, 2008
Carrying amount of the equity component	$18,280		$18,280
Principal amount of the liability component	$172,500		$172,500
Unamortized discount of the liability component	$9,640		$10,599
Net carrying amount of the liability component	$162,860		$161,901
Remaining amortization period of discount	28 months		(a	)
Conversion price	$32.22		(a	)
Number of shares to be issued upon conversion	5,000	(b)	(a	)
The amount by which the if-converted value exceeds the principal amount	$166,000	(b)	(a	)
Effective interest rate on liability component	6.75%		(a	)
Non-cash interest cost recognized for 2009 period	$959		(a	)
Cash interest cost recognized for 2009 period	$1,779		(a	)

(a)	Data not required by FSP APB 14-1.
(b)	In accordance with FSP APB 14-1, we are required to disclose the conversion price and the number of shares on which the aggregate consideration to be delivered upon conversion is determined (principal plus excess value). Our exchangeable senior debentures require the entire principal amount to be settled in cash, and at our option, any excess value above the principal amount may be settled in cash or common shares. Based on the March 31, 2009 closing share price of our common shares and the conversion price in the table above, the excess value was approximately $166,000; accordingly, approximately 5,000 common shares would be issued if these securities were settled on this date and we elected to settle the excess value in shares of our common stock.

We have entered into a registration rights agreement whereby we agreed to register the shares of common stock which could be issued in the future upon exchange of the Debentures. We filed the shelf registration statement with the U.S. Securities and Exchange Commission in April 2007.

5. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2009	2008
		(adjusted)
Net income available to common stockholders	$10,295	$2,319

Weighted average shares outstanding—basic	74,703,755	65,431,586
Potentially dilutive common shares:
Stock options	191,413	293,259
Class C Units (2005 Grant)	—	992,567
Excess exchange value of 4.125% exchangeable senior debentures due 2026	—	425,371

Weighted average shares outstanding—diluted	74,895,168	67,142,783

Income per share:
Basic	$0.14	$0.04

Diluted	$0.14	$0.03

On or after July 15, 2026, the Debentures may be exchanged at the then applicable exchange rate for cash (up to the principal amount of the Debentures) and, with respect to any excess exchange value, into cash, shares of our common stock or a combination of cash and shares of our common stock. The Debentures are also exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events. During the three months ended March 31, 2008, the weighted average common stock price exceeded the strike price as of March 31, 2008 of $32.59 per share. Therefore, using the treasury method, 425,371 shares of common stock contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common shares in determining diluted earnings per share for the three months ended March 31, 2008. During the three months ended March 31, 2009, the weighted average common stock price did not exceed the current strike price of $32.22 per share and no excess exchange value existed as of March 31, 2009. Therefore, using the treasury method, no common stock contingently issuable upon settlement of the excess exchange value was included in the diluted share count in determining diluted earnings per share for the three months ended March 31, 2009.

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended March 31,
	2009	2008
Weighted average of common Operating Partnership units not owned by us	5,846,270	6,743,906
Potentially dilutive outstanding stock options	565,592	603,200
Potentially dilutive outstanding Class C Units (2007 Grant)	750,724	750,724
Potentially dilutive Series C Cumulative Convertible Preferred Stock	3,614,777	3,614,800
Potentially dilutive Series D Cumulative Convertible Preferred Stock	8,215,221	5,022,050

	18,992,584	16,734,680

6. Income Taxes

We have elected to be taxed as a REIT and believe that we have complied with the REIT requirements of the Code as of March 31, 2009. As a REIT, we are generally not subject to corporate level federal income and excise taxes on taxable income to the extent it is currently distributed to our stockholders. Since inception, we have distributed 100% of our taxable income and we intend to do so for the tax year ending December 31, 2009. As such, no provision for federal income taxes has been included in the accompanying interim condensed consolidated financial statements for the three months ended March 31, 2009 and 2008.

As a REIT, we are subject to local and state taxes in certain states where we operate. We are also subject to foreign income taxes in countries that do not recognize U.S. REITs under their respective tax laws. Income taxes for these jurisdictions are accrued, as necessary, for the three months ended March 31, 2009 and 2008.

We have elected taxable REIT subsidiary (TRS) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs and hold assets that we cannot hold directly. Income taxes for TRS entities are accrued, as necessary, for the three months ended March 31, 2009.

7. Equity

(a) Stockholders’ and Noncontrolling Interests Equity

The following table presents a reconciliation of the carrying amount of equity for the period indicated ($ in thousands):

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Venture	Total Noncontrolling Interests	Total Equity
Balance as of January 1, 2009	$662,448	73,306,703	$732	$1,057,107	$(166,863)	$(49,503)	$1,503,921	$66,797	$4,358	$71,155	$1,575,076
Conversion of units to common stock	—	127,632	1	1,464	—	—	1,465	(1,465)	—	(1,465)	—
Issuance of restricted stock	—	101,724	—	—	—	—	—	—	—	—	—
Gross proceeds from sale of common stock	—	2,500,000	25	83,725	—	—	83,750	—	—	—	83,750
Common stock offering costs	—	—	—	(198)	—	—	(198)	—	—	—	(198)
Exercise of stock options	—	3,750	—	51	—	—	51	—	—	—	51
Amortization of unearned compensation regarding share based awards	—	—	—	1,780	—	—	1,780	—	—	—	1,780
Conversion of preferred stock	(110)	2,702		110	—	—	—	—	—	—	—
Dividends declared on preferred stock	—	—	—	—	(10,101)	—	(10,101)	—	—	—	(10,101)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(25,077)	—	(25,077)	(1,976)	—	(1,976)	(27,053)
Reclassification of vested noncontrolling interests	—	—	—	(1,556)	—	—	(1,556)	1,556	—	1,556	—
Contributions to consolidated joint venture	—	—	—	—	—	—	—		11,625	11,625	11,625
Net income	—	—	—	—	20,396	—	20,396	793	—	793	21,189
Other comprehensive income - foreign currency translation adjustments	—	—	—	—	—	(7,412)	(7,412)	(572)	—	(572)	(7,984)
Other comprehensive income - fair value of interest rate swaps	—	—	—	—	—	(2,127)	(2,127)	(164)	—	(164)	(2,291)
Other comprehensive income - reclassification of other comprehensive income to interest expense	—	—	—	—	—	215	215	17	—	17	232

Balance as of March 31, 2009	$662,338	76,042,511	$758	$1,142,483	$(181,645)	$(58,827)	$1,565,107	$64,986	$15,983	$80,969	$1,646,076

(b) Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by us. The following table shows the ownership interest in the Operating Partnership as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Number of units	Percentage of total	Number of units	Percentage of total
The Company	76,042,511	92.8%	73,306,703	92.6%
Noncontrolling interests consist of:
Common units held by third-parties	4,480,549	5.4	4,530,549	5.7
Incentive units held by employees and directors (see note 8)	1,457,656	1.8	1,288,581	1.7

	81,980,716	100.0%	79,125,833	100.0%

Limited partners have the right to require the Operating Partnership to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of our common stock at the time of redemption. Alternatively, we may elect to acquire those common units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to EITF D-98, we applied the provisions of EITF 00-19 to evaluate whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of the noncontrolling Operating Partnership common and incentive units. Based on the results of this analysis, we concluded that these common and incentive Operating Partnership units met the criteria to be classified within equity. As a result, as of December 31, 2008, we have reclassified the noncontrolling Operating Partnership common and incentive units totaling approximately $65.9 million from the mezzanine section to equity section of our condensed consolidated balance sheet.

The redemption value of the noncontrolling Operating Partnership common and the vested incentive units was approximately $180.9 million and $181.9 million based on the closing market price of the Company’s common stock on March 31, 2009 and December 31, 2008, respectively.

The following table shows activity for the noncontrolling interests in the Operating Partnership for the three months ended March 31, 2009:

	Common Units	Incentive Units	Total
As of December 31, 2008	4,530,549	1,288,581	5,819,130

Redemption of common units for shares of our common stock (1)	(50,000)	—	(50,000)
Conversion of incentive units held by employees and directors for shares of our common stock (1)	—	(77,632)	(77,632)
Cancellation of incentive units held by employees and directors	—	(20,252)	(20,252)
Grant of incentive units to employees and directors	—	266,959	266,959

As of March 31, 2009	4,480,549	1,457,656	5,938,205

(1)	This redemption was recorded as a reduction to noncontrolling interests in Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet.

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

(c) Dividends and Distributions

In 2009, we have declared the following dividends and equivalent distributions on units in our Operating Partnership (in thousands):

Date dividend and distribution declared	Dividend and distribution payable date	Series A Preferred Stock (1)	Series B Preferred Stock (2)	Series C Preferred Stock (3)	Series D Preferred Stock (4)	Common Stock and Operating Partnership Common and Incentive Units (5)
February 24, 2009	March 31, 2009	$2,199	$1,246	$1,914	$4,742	$27,053

(1)	$2.125 annual rate of dividend per share.
(2)	$1.969 annual rate of dividend per share.
(3)	$1.094 annual rate of dividend per share.

(4)	$1.375 annual rate of dividend per share.
(5)	$1.320 annual rate of dividend and distribution per share and unit.

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

As of March 31, 2009, 4,032,063 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Amended and Restated 2004 Incentive Award Plan. Each long-term incentive and Class C Unit issued under the Amended and Restated 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the Amended and Restated 2004 Incentive Award Plan and the individual award limit discussed above.

(a) Long Term Incentive Units

Long-term incentive units, which are also referred to as profits interest units, may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. Long-term incentive units, whether vested or not, will receive the same quarterly per unit distributions as Operating Partnership common units, which equal per share distributions on our common stock. Initially, long-term incentive units do not have full parity with common units with respect to liquidating distributions. If such parity is reached, vested long-term incentive units may be converted into an equal number of common units of our Operating Partnership at any time, and thereafter enjoy all the rights of common units of our Operating Partnership, including redemption rights.

In order to achieve full parity with common units, long-term incentive units must be fully vested and the holder’s capital account balance in respect of such long-term incentive units must be equal to the capital account balance of a holder of an equivalent number of common units. (The capital account balance attributable to each common unit is generally expected to be the same, in part because of the amount credited to a partner’s capital account upon their contribution of property to the Operating Partnership, and in part because the partnership agreement provides, in most cases, that allocations of income, gain, loss and deduction (which will adjust the partners’ capital accounts) are to be made to the common units on a proportionate basis. As a result, with respect to a number of long-term incentive units, it is possible to determine the capital account balance of an equivalent number of common units by multiplying the number of long-term incentive units by the capital account balance with respect to a common unit.)

A partner’s initial capital account balance is equal to the amount the partner paid (or contributed to the Operating Partnership) for its units and is subject to subsequent adjustments, including with respect to the partner’s share of income, gain or loss of the Operating Partnership. Because a holder of long-term incentive units generally will not pay for the long-term incentive units, the initial capital account balance attributable to such long-term incentive units will be zero. However, the Operating Partnership is required to allocate income, gain, loss and deduction to the partners’ capital accounts in accordance with the terms of the partnership agreement, subject to applicable Treasury Regulations. The partnership agreement provides that holders of long-term incentive units will receive special allocations of gain in the event of a sale or “hypothetical sale” of assets of our Operating Partnership prior to the allocation of gain to the Company or other limited partners with respect to their common units. The amount of such allocation will, to the extent of any such gain, be equal to the difference between the capital account balance of a holder of long-term incentive units attributable to such units and the capital account balance attributable to an equivalent number of common units. If and when such gain allocation is fully made, a holder of long-term incentive units will have achieved full parity with holders of common units. To the extent that, upon an actual sale or a “hypothetical sale” of the Operating Partnership’s assets as described above, there is not sufficient gain to allocate to a holder’s capital account with respect to long-term incentive units, or if such sale or “hypothetical sale” does not occur, such units will not achieve parity with common units.

The term “hypothetical sale” refers to circumstances that are not actual sales of the Company’s assets but that require certain adjustments to the value of the Operating Partnership’s assets and the partners’ capital account balances. Specifically, the partnership agreement provides that, from time to time, in accordance with applicable Treasury Regulations, the Operating Partnership will adjust the value of its assets to equal their respective fair market values, and adjust the partners’ capital accounts, in accordance with the terms of the partnership agreement, as if the Operating Partnership sold its assets for an amount equal to their value. Times for making such adjustments generally include the liquidation of the Operating Partnership, the acquisition of an additional interest in the Operating Partnership by a new or existing partner in exchange for more than a de minimis capital contribution, the distribution by the Operating Partnership to a partner of more than a de minimis amount of partnership property as consideration for an interest in the Operating Partnership, in connection with the grant of an interest in the Operating Partnership (other than a de minimis interest) as consideration for the performance of services to or for the benefit of the Operating Partnership (including the grant of a long-term incentive unit), and at such other times as may be desirable or required to comply with the Treasury Regulations.

In connection with the IPO, an aggregate of 1,490,561 fully vested long-term incentive units were issued and compensation expense totaling $17.9 million was recorded at the completion of the IPO. Subsequent to the IPO, we have issued 412,060 long-term incentive units. The grant date fair values are being expensed on a straight-line basis over the vesting period of the long-term incentive units, which ranges from four to five years.

During the three months ended March 31, 2009 and 2008, certain employees were granted an aggregate of 148,310 and 95,652 long-term incentive units, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of units ultimately granted to the employee. The performance condition is based upon our achievement of the respective fiscal years’ Funds From Operations per share targets. Upon evaluating the results of the performance condition, the final number of units is determined and such units vest based on achievement of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the original grant date and 30% vesting on each of the third and fourth anniversaries of the original grant date provided the grantee continues employment on each anniversary date. Based on our 2008 FFO per diluted share and unit, as adjusted by our compensation committee, all of the 2008 long-term incentive units satisfied the performance condition.

The expense recorded for the three months ended March 31, 2009 and 2008 related to long-term incentive units was approximately $0.9 million and $0.4 million, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.1 million for the three months ended March 31, 2009, as compared to $34,000 for the three months ended March 31, 2008 respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $13.3 million and $7.8 million as of March 31, 2009 and December 31, 2008, respectively. We expect to recognize this unearned compensation over the next 3.4 years on a weighted average basis.

(b) Class C Profits Interests Units

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

Except in the event of a change in control of our company, 60% of the Class C Units that satisfy the applicable market condition will vest at the end of the three year period subsequent to grant and an additional 1/60th of such Class C Units will vest on the date of each monthly anniversary thereafter, provided that the employee’s service has not terminated prior to the applicable vesting date. As of November 1, 2008, the market condition with respect to the first measurement date was not achieved.

If the market condition and the other service conditions, as described above, are satisfied with respect to a Class C Unit, the Class C Unit will be treated in the same manner as the existing long-term incentive units issued by the Operating Partnership, including with respect the conditions for achieving parity with common units.

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

As of March 31, 2009 and December 31, 2008, approximately 751,000 Class C Units related to the 2007 Grant had been awarded to our executive officers and other employees. The fair value of the Class C Units related to the 2007 Grant were measured on the grant date using a Monte Carlo simulation to estimate the probability of the market vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the grant date at a risk-free interest rate. The average of the values over all simulations is the expected value of the Class C Units on the grant date. Assumptions used in the valuations included factors associated with the underlying performance of the Company’s stock price and total shareholder return over the term of the performance awards including total stock return volatility, dividend growth rates and risk-free interest rates. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The grant date fair value of these awards of approximately $11.8 million will be recognized as compensation expense on a straight line basis over the expected service period of five years. The unearned compensation as of March 31, 2009 and December 31, 2008 was $6.6 million and $7.8 million, respectively. As of March 31, 2009 and December 31, 2008, none of the above awards had vested. We recognized compensation expense related to these Class C Units of $0.2 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $0.1 million for the three months ended March 31, 2008.

(c) Stock Options

The fair value of each option granted under the 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the weighted-average assumptions listed below for grants in 2009 and 2008. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. The expense recorded for the three months ended March 31, 2009 and 2008 was approximately $0.2 million and $0.3 million, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $61,000 and $44,000 for the three months ended March 31, 2009 and 2008, respectively. Unearned compensation representing the unvested portion of the stock options totaled $3.3 million and $3.6 million as of March 31, 2009 and December 31, 2008, respectively. We expect to recognize this unearned compensation over the next 2.8 years on a weighted average basis. For the three months ended March 31, 2009 and 2008, no stock options were granted.

The following table summarizes the 2004 Incentive Award Plan’s stock option activity for the three months ended March 31, 2009:

	Three months ended
	March 31, 2009
	Shares	Weighted average exercise price
Options outstanding, beginning of period	929,011	$29.70
Exercised	(3,750)	13.67
Cancelled / Forfeited	(15,350)	41.73

Options outstanding, end of period	909,911	$29.56

Exercisable, end of period	529,553	$23.56

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2009:

Options outstanding					Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate Intrinsic Value	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate Intrinsic Value
$12.00-13.02	273,650	5.58	$12.04	$5,785,962	273,650	5.58	$12.04	$5,785,962
$13.47-14.50	12,500	5.84	14.19	237,363	12,500	5.84	$14.19	237,363
$20.37-28.09	87,818	6.72	22.93	900,020	36,811	6.71	$22.86	379,951
$33.18-41.73	535,943	7.98	39.96	—	206,592	7.96	39.53	—

	909,911	7.11	$29.56	$6,923,345	529,553	6.59	$23.56	$6,403,276

(d) Restricted Stock

During the three months ended March 31, 2009 and 2008, certain employees were granted an aggregate of 47,815 and 27,859 shares of restricted stock, respectively. The grant date fair values are being expensed on a straight-line basis over the vesting period of the restricted stock, which is four years. During the three months ended March 31, 2009 and 2008, certain employees were granted an aggregate of 53,909 and 34,822 shares of restricted stock which, in addition to a service condition, are subject to a performance condition that impacts the number of shares ultimately granted to the employee. The performance condition is based upon our achievement of the respective year’s FFO per share targets. Upon evaluating the results of the performance condition, the final number of shares is determined and such shares vest based on achievement of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the original grant date and 30% vesting on each of the third and fourth anniversaries of the original grant date provided the grantee continues employment on each anniversary date. Based on our 2008 FFO per diluted share and unit, as adjusted by our compensation committee, all of the 2008 restricted stock satisfied the performance condition.

The expense recorded for the three months ended March 31, 2009 and 2008 related to grants of restricted stock was approximately $0.2 million and $28,000, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.1 million for the three months ended March 31, 2009. Unearned compensation representing the unvested portion of the restricted stock totaled $4.7 million and $2.2 million as of March 31, 2009 and December 31, 2008, respectively. We expect to recognize this unearned compensation over the next 3.5 years on a weighted average basis.

9. Derivative Instruments

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements related to US LIBOR, GBP LIBOR and EURIBOR based mortgage loans. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

We record all our interest rate swaps on the consolidated balance sheet at fair value. In determining the fair value of our interest rate swaps, we consider the credit risk of our counterparties. These counterparties are generally larger financial institutions engaged in providing a variety of financial services. These institutions generally face similar risks regarding adverse changes in market and economic conditions, including, but not limited to, fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads. The current and pervasive disruptions in the financial markets have heightened the risks to these institutions.

Our agreements with some of our derivative counterparties provide either that (1) we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness or that (2) we could be declared in default on our derivative obligations if we default on any of our indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The fair value of these derivatives was ($8.2) million and ($5.8) million at March 31, 2009 and December 31, 2008, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2009 and 2008, respectively, there were no ineffective portions to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our debt. As of March 31, 2009, we estimate that an additional $4.6 million will be reclassified as an increase to interest expense during the twelve months ending March 31, 2010, when the hedged forecasted transactions impact earnings.

As of March 31, 2009, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Current Notional Amount		Strike Rate	Effective Date	Expiration Date	Fair Value at Significant Other Observable Inputs (Level 2)
$96,068		3.167	Oct. 15, 2008	June 15, 2009	$(546)
18,938	(1)	4.944	Jul. 10, 2006	Apr. 10, 2011	(1,075)
61,441	(1)	2.980	April 6, 2009	Nov. 30, 2013	(545)
14,261	(2)	3.981	May 17, 2006	Jul. 18, 2013	(865)
10,317	(2)	4.070	Jun. 23, 2006	Jul. 18, 2013	(659)
9,079	(2)	3.989	Jul. 27, 2006	Oct. 18, 2013	(560)
42,255	(2)	3.776	Dec. 5, 2006	Jan. 18, 2012	(1,991)
36,329	(2)	4.000	Dec. 20, 2006	Jan. 18, 2012	(1,919)

$288,688					$(8,160)

(1)	Translation to U.S. dollars is based on exchange rate of $1.43 to £1.00 as of March 31, 2009.
(2)	Translation to U.S. dollars is based on exchange rate of $1.32 to €1.00 as of March 31, 2009.

We do not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2009.

10. Related Party Transactions

In December 2006, we entered into ten leases with tel(x), pursuant to which tel(x) provides enhanced meet-me-room services to our customers, and during 2008 we entered into two Turn-Key DatacenterSM with tel(x). tel(x) was acquired by GI Partners Fund II, LLP in November 2006. Richard Magnuson, our Chairman, is also the chief executive officer of the advisor to GI Partners Fund II, LLP. Our consolidated statements of operations include rental revenues of approximately $4.2 million and $3.6 million from tel(x) for the three months ended March 31, 2009 and 2008, respectively. In connection with the lease agreements, we entered into an operating agreement with tel(x), effective as of December 1, 2006, with respect to joint sales and marketing efforts, designation of representatives to manage the national relationship between us and tel(x) and future meet-me-room facilities. Under the operating agreement, tel(x) has a sixty-day option to enter into a meet-me-room lease for certain future meet-me-room buildings acquired by us or any buildings currently owned by us that are converted into a meet-me-room building.

We also entered into a referral agreement with tel(x), effective as of December 1, 2006, with respect to referral fees arising out of potential future lease agreements for rentable space in buildings covered by the meet-me-room lease agreements. No referral fees were earned during the three months ended March 31, 2009 and 2008.

11. Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 192,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2012. We made payment of approximately $10,000 and $24,000 to the seller during the three months ended March 31, 2009 and 2008, respectively. We have recorded approximately $0.4 million for this contingent liability on our balance sheet at March 31, 2009.

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other liabilities include $1.1 million and $1.4 million for this liability as of March 31, 2009 and December 31, 2008, respectively. During the three months ended March 31, 2009 and 2008, we paid approximately $0.2 million to the seller.

As part of the acquisition of Naritaweg 52 in December 2007, we entered into an agreement with the seller whereby the seller is entitled to receive up to 50% of the gain on sale of the property if the property is sold within 12 months (50% of gain) or 24 months (25% of gain) from the date of purchase to an unaffiliated buyer.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At March 31, 2009, we had open commitments related to construction contracts of $74.0 million, excluding approximately $7.5 million of the obligations for which third parties are obligated to reimburse us.

12. Tenant leases

Revenues recognized from Savvis Communications comprised approximately 10.4% and 12.3% of total operating revenues, for the three months ended March 31, 2009 and 2008, respectively. Other than noted here, for the three months ended March 31, 2009 and 2008 no single tenant comprised more than 10% of total operating revenues.

13. Subsequent Events

On April 28, 2009, an additional $45.0 million commitment was closed on the revolving credit facility, increasing total commitments from $675.0 million to $720.0 million. Concurrently, the sub-facility for multicurrency advances increased from $462.5 million to $485.0 million.

On April 28, 2009, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit.

Share Class	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Common stock and common unit
Dividend and distribution amount	$0.531250	$0.492188	$0.273438	$0.343750	$0.330000
Dividend and distribution payable date	June 30, 2009	June 30, 2009	June 30, 2009	June 30, 2009	June 30, 2009
Dividend payable to shareholders of record on	June 15, 2009	June 15, 2009	June 15, 2009	June 15, 2009	June 15, 2009
Annual equivalent rate of dividend and distribution	$2.125	$1.969	$1.094	$1.375	$1.320

On April 20, 2009, our Operating Partnership issued $266.4 million of its 5.50% Exchangeable Senior Debentures due 2029 (the Debentures). The Debentures are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest is payable on April 15 and October 15 of each year beginning October 15, 2009 until the maturity date of April 15, 2029. The Debentures bear interest at 5.50% per annum and may be exchanged at the option of the holder for shares of our common stock at an initial exchange rate of approximately 23.2558 shares per $1,000 principal amount of Debentures. On or after April 18, 2014, at the Operating Partnership’s option, the Debentures are redeemable in whole or in part for cash at 100% of the principal amount of the Debentures plus unpaid interest, if any, accrued to, but excluding, the redemption date, upon at least 30 days’ but not more than 60 days’ prior written notice to holders of the Debentures. The holders of the Debentures have the right to require the Operating Partnership to repurchase the Debentures in cash in whole or in part on each of April 15, 2014, April 15, 2019 and April 15, 2024, and in the event of a designated event, for a repurchase price equal to 100% of the principal amount of the Debentures plus unpaid interest, if any, accrued to, but excluding, the repurchase date. The $258.6 million in net proceeds from the sale of the Debentures were used to temporarily repay all or a portion of our borrowings under our revolving credit facility, to fund development and redevelopment opportunities and for general corporate purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, portfolio performance, acquisition and capital expenditure plans and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the impact of the current deterioration in global economic and market conditions; decreases in information technology spending; adverse economic or real estate developments in our markets or the industry sectors that we sell to; our dependence upon significant tenants; bankruptcy or insolvency of a major tenant or a significant number of smaller tenants; downturn of local economic conditions in our geographic markets; our inability to comply with the rules and regulations applicable to public companies or to manage our growth effectively; difficulty acquiring or operating properties in foreign jurisdictions; defaults on or non-renewal of leases by tenants; increased interest rates and operating costs; our failure to obtain necessary outside financing; restrictions on our ability to engage in certain business activities; risks related to joint venture investments; decreased rental rates or increased vacancy rates; inability to successfully develop and lease new properties and space held for redevelopment; difficulties in identifying properties to acquire and completing acquisitions; increased competition or available supply of data center space; our failure to successfully operate acquired properties; our inability to acquire off-market properties; delays or unexpected costs in development or redevelopment of properties; our failure to maintain our status as a REIT; possible adverse changes to tax laws; environmental uncertainties and risks related to natural disasters; financial market fluctuations; changes in foreign currency exchange rates; changes in foreign laws and regulations, including those related to taxation and real estate ownership and operation; and changes in real estate and zoning laws and increases in real property tax rates.

While forward-looking statements reflect our good faith beliefs, they are not guaranties of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2008. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

As of March 31, 2009, we owned an aggregate of 75 technology-related real estate properties, excluding one property held as an investment in an unconsolidated joint venture, with 13.0 million rentable square feet including approximately 1.2 million square feet of space held for redevelopment. At March 31, 2009, approximately 196,000 square feet of our space held for redevelopment was under construction for Turn-Key DatacenterSM, build-to-suit datacenter and Powered Base Building™ space in four U.S. and European markets.

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

We may acquire properties subject to existing mortgage financing and other indebtedness or new indebtedness may be incurred in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any dividends with respect to our common stock and our preferred stock. We currently intend to limit our indebtedness to 60% of our total market capitalization and, based on the closing price of our common stock on March 31, 2009 of $33.18, our ratio of debt to total market capitalization was approximately 30% as of March 31, 2009. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us (with the per unit value equal to the market value of one share of our common stock and excluding long-term incentive units and Class C Units), plus the book value of our total consolidated indebtedness.

Revenue Base. As of March 31, 2009, we owned 75 properties through our Operating Partnership, excluding one property held as an investment in an unconsolidated joint venture. These properties are mainly located throughout the U.S., with 13 properties located in Europe and one property in Canada. We acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties Acquired (1)	Net Rentable Square Feet Acquired (2)	Square Feet of Space Held for Redevelopment as of March 31, 2009 (3)
2002	5	1,125,292	19,890
2003	6	1,009,448	48,912
2004	10	2,609,864	76,605
2005	20	3,206,535	303,762
2006	16	2,059,832	161,766
2007	13	1,601,936	215,008
2008	5	171,666	392,582

Properties owned as of March 31, 2009	75	11,784,573	1,218,525

(1)	Excludes properties sold in 2007 and 2006: 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006.
(2)	Excludes space held for redevelopment.
(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space. The amounts included in this table represent redevelopment space as of March 31, 2009 in the properties acquired during the relevant period.

As of March 31, 2009, the properties in our portfolio were approximately 95.1% leased excluding 1.2 million square feet held for redevelopment. Due to the capital intensive and long term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of March 31, 2009, our original average lease term was in excess of 13 years, with an average of eight years remaining. The majority of our leasing since the completion of our initial public offering in November 2004 has been at lease terms shorter than 12 years. Our lease expirations through December 31, 2010 are 9.6% of net rentable square feet excluding space held for redevelopment as of March 31, 2009. Operating revenues from properties outside the United States were $19.5 million and $10.5 million for the three months ended March 31, 2009 and 2008, respectively.

Factors Which May Influence Future Results of Operations

Global market and economic conditions

Recent U.S., European and other international market and economic conditions have been unprecedented and challenging, with significantly tighter credit conditions and recession in all markets in which we own properties and conduct our operations continuing into 2009. Continued concerns about the systemic impact of potential wide-spread and long-term recession, energy costs, geopolitical issues, the availability and cost of credit, global financial and mortgage markets, corporate and consumer debt levels and declining residential and commercial real estate markets have contributed to increased market volatility and diminished expectations for the U.S., European and other economies. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment are contributing to global volatility of unprecedented levels.

As a result of these conditions, general economic conditions and the cost and availability of capital have been and may continue to be adversely affected in all markets in which we own properties and conduct our operations. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease, to provide credit to businesses and consumers. Continued turbulence in the U.S., European and other international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. If these market and economic conditions continue, they may limit our ability, and the ability of our tenants, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may adversely affect our and our tenants’ financial conditions and results of operations.

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

If we do not have sufficient cash flow to continue operating our business and are unable to borrow additional funds, access our existing lines of credit or raise equity capital, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, curtailing development or redevelopment activity, disposing of one or more of our properties, possibly on disadvantageous terms, or entering into or renewing leases on less favorable terms than we otherwise would.

Rental income. The amount of rental income generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 1.2 million square feet held for redevelopment, as of March 31, 2009, the occupancy rate of the properties in our portfolio was approximately 95.1% of our net rentable square feet.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 11.8 million net rentable square feet, excluding redevelopment space, at March 31, 2009 is approximately 138,000 net rentable square feet of space with extensive datacenter improvements that is currently, or will shortly be, available for lease. Since our IPO, we have leased approximately 1,912,000 square feet of similar space. These Turn-Key DatacentersSM are effective solutions for tenants who lack the expertise or capital budget to provide their own extensive datacenter infrastructure and security. Our expertise in datacenter construction and operations enables us to lease space to these tenants at a significant premium over other uses. Negative trends in one or more of these factors, including as a result of the conditions described above under “Global market and economic conditions,” could adversely affect our rental income in future periods.

In addition, as of March 31, 2009, we had approximately 1.2 million square feet of redevelopment space, or approximately 9% of the total space in our portfolio, including four vacant properties comprising approximately 479,000 square feet. Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for redevelopment space. We will require additional capital to finance our redevelopment activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.” Our ability to grow earnings depends in part on our ability to redevelop space and lease redevelopment space at favorable rates, which we may not be able to obtain. We may purchase additional vacant properties and properties with vacant redevelopment space in the future.

Economic downturns, including as a result of the conditions described above under “Global market and economic conditions,” or regional downturns affecting our sub-markets or downturns in the technology-related real estate industry that impair our ability to lease or renew or re-lease space, otherwise reduce returns on our investments or the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. As of March 31, 2009 one tenant, Lyondell Chemical Company (Lyondell) was in bankruptcy. As of March 31, 2009, Lyondell leased approximately 15,500 square feet of net rentable space at a property in Dallas, Texas and was current on all of its rental obligations.

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 0.6 million square feet of available space in our portfolio, which excludes approximately 1.2 million square feet available for redevelopment as of March 31, 2009, leases representing approximately 3.0% and 6.6% of the net rentable square footage of our portfolio are scheduled to expire during the nine months ending December 31, 2009 and the year ending December 31, 2010, respectively.

Market concentration. We depend on the market for technology based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of March 31, 2009 our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of 3/31/09 total annualized rent (1)
Silicon Valley	15.6%
Chicago	11.3%
Dallas	10.2%
New York/New Jersey	9.9%
Northern Virginia	9.0%
Phoenix	7.1%
San Francisco	5.5%
Los Angeles	5.2%
Dublin, Ireland	4.3%
Other	21.9%

100.0%

(1)	Annualized rent is monthly contractual rent under existing leases as of March 31, 2009 multiplied by 12.

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

Interest Rates. As of March 31, 2009, we had approximately $446.3 million of variable rate debt, of which approximately $288.8 million was mortgage debt subject to interest rate cap or swap agreements, and $254.0 million was outstanding on our revolving credit facility. The availability of debt and equity capital has significantly decreased as a result of the circumstances described above under “Global market and economic conditions.” The affects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to our stockholders necessary to maintain our qualification as a REIT.

Demand for Datacenter Space. Our portfolio of properties consists primarily of technology-related real estate, and datacenter real estate in particular. A decrease in the demand for datacenter space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. Our redevelopment activities make us particularly susceptible to general economic slowdowns, including recessions and the other circumstances described above under “Global market and economic conditions,” as well as adverse developments in the corporate datacenter, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for datacenter space. Reduced demand could also result from business relocations, including to markets that we do not currently serve such as Asia. Changes in industry practice or in technology, such as virtualization technology, more efficient computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical datacenter space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy.

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

Capitalization of costs

We capitalize pre-acquisition costs related to probable property acquisitions. We also capitalize direct and indirect costs related to construction, development and redevelopment, including property taxes, insurance, financing and employee costs relating to space under development. Costs previously capitalized related to any property acquisitions no longer considered probable are written off, which may have a material effect on our net income. The selection of costs to capitalize and which acquisitions are probable is subjective and depends on many assumptions including the timing of potential acquisitions and the probability that future acquisitions occur. If we made different assumptions in this respect we would have a different amount of capitalized costs in the periods presented leading to different net income. In accordance with FAS 141(R), commencing on January 1, 2009, all costs associated with acquisitions which close on or after January 1, 2009 will be expensed as incurred. For the three months ended March 31, 2009, we expensed approximately $0.3 million of costs associated with acquisitions.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2009 and 2008. A summary of our operating results from continuing operations for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
		(adjusted) (1)
Statement of Operations Data:
Total operating revenues	$149,134	$114,547
Total operating expenses	(109,931)	(89,253)

Operating income	39,203	25,294
Other expenses, net	(18,014)	(14,478)

Net income	$21,189	$10,816

(1)	As discussed in Note 2, “New Significant Accounting Policies”, in the notes to the condensed consolidated financial statements (unaudited), certain amounts have been adjusted from the Company’s historical results due to the adoption of FSP APB 14-1 and SFAS 160.

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of such growth, a period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (same store properties are properties that were owned and operated for the entire current period and the entire immediate preceding year). The following table identifies each of the properties in our portfolio acquired from January 1, 2008 through March 31, 2009.

Acquired Properties	Acquisition Date	Redevelopment Space as of March 31, 2009 (1)	Net Rentable Square Feet Excluding Redevelopment Space	Square Feet including Redevelopment Space	Occupancy Rate as of March 31, 2008 (2)
As of December 31, 2007 (70 properties)		825,943	11,612,907	12,438,850	95.0%
January 1, 2008 through March 31, 2009

365 South Randolphville Road	Feb-08	264,792	—	264,792	—
650 Randolph Road	Jun-08	127,790	—	127,790	—
1201 Comstock Street	Jun-08	—	24,000	24,000	100.0
Manchester Technopark Plot C1, Birley Fields	Jun-08	—	38,016	38,016	100.0
7505 Mason King Court	Nov-08	—	109,650	109,650	100.0

Subtotal		392,582	171,666	564,248	100.0%

Total		1,218,525	11,784,573	13,003,098	95.1%

(1)	Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space.
(2)	Occupancy rates exclude redevelopment space.

In May 2008, we acquired 701 & 717 Leonard Street, a parking garage adjacent to one of our properties in Dallas, Texas; however, we exclude the acquisition from our property count.

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

Portfolio

As of March 31, 2009, our portfolio consisted of 75 properties, excluding one property held as an investment in an unconsolidated joint venture, with an aggregate of 13.0 million net rentable square feet including 1.2 million square feet held for redevelopment compared to a portfolio consisting of 71 properties, excluding one property held as an investment in an unconsolidated joint venture, with an aggregate of 12.7 million net rentable square feet including 1.9 million square feet held for redevelopment as of March 31, 2008. The increase in our portfolio reflects the acquisition of 4 properties in the twelve months ended March 31, 2009.

Operating revenues

Operating revenues during the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008	Change
Rental	$118,089	$92,746	$25,343
Tenant reimbursements	31,027	21,787	9,240
Other	18	14	4

Total operating revenues	$149,134	$114,547	$34,587

As shown by the same store and new properties table shown below, the increases in rental revenues and tenant reimbursement revenues in the period ended March 31, 2009 compared to the same period in 2008 were primarily due to new leasing at our same store properties and our acquisition of properties. We acquired 4 properties during the twelve months ended March 31, 2009.

The following table shows operating revenues for new properties (properties that were not owned for each of the full three months ended March 31, 2009 and 2008) and same store properties (all other properties) (in thousands):

	Same Store			New Properties
	Three Months Ended March 31,			Three Months Ended March 31,
	2009	2008	Change	2009	2008	Change
Rental	$115,993	$92,746	$23,247	$2,096	$—	$2,096
Tenant reimbursements	29,919	21,787	8,132	1,108	—	1,108
Other	18	14	4	—	—	—

Total operating revenues	$145,930	$114,547	$31,383	$3,204	$—	$3,204

Same store rental revenues increased in the three months ended March 31, 2009 compared to the same period in 2008 primarily as a result of new leases at our properties during the twelve months ended March 31, 2009 due to strong demand for datacenter space, including our completed redevelopment space, the largest of which was for space in Devin Shafron (3 buildings), 350 East Cermak Road, 1500 Space Park Drive and Clonshaugh Industrial Estate II. Rental revenue included amounts earned from leases with tel(x), a related party, of approximately $4.2 million and $3.6 million for the three months ended March 31, 2009 and 2008. Same store tenant reimbursement revenues increased in the three months ended March 31, 2009 as compared to the same periods in 2008 primarily as a result of new leasing and higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 3011 Lafayette Street, Devin Shafron (3 buildings), 111 8th Avenue (2nd and 6th floors) and 200 Paul Avenue 1-4.

New property increases resulted from properties acquired during the period from January 1, 2008 to March 31, 2009. For the three months ended March 31, 2009, Manchester Technopark and 1201 Comstock Street contributed $2.7 million, or approximately 84% of the total new properties increase in revenues compared to the same period in 2008.

Operating Expenses and Interest Expense

Operating expenses and interest expense during the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008	Change
Rental property operating and maintenance	$42,573	$31,681	$10,892
Property taxes	9,211	8,124	1,087
Insurance	1,456	1,205	251
Depreciation and amortization	46,304	39,153	7,151
General and administrative	10,102	8,783	1,319
Other	285	307	(22)

Total operating expenses	$109,931	$89,253	$20,678

Interest expense (adjusted)(1)	$18,937	$15,202	$3,735

(1)	As discussed in Note 2, “New Significant Accounting Policies”, to the condensed consolidated financial statements (unaudited), certain amounts have been adjusted from the Company’s historical results due to the adoption of FSP APB 14-1 and SFAS 160.

As shown in the same store expense and new properties table below, total expenses in the three months ended March 31, 2009 increased compared to the same period in 2008 primarily as a result of higher same store utility and maintenance costs, increased depreciation as additional development projects were placed into service and acquisition of properties.

The following table shows expenses for new properties (properties that were not owned for each of the full three months ended March 31, 2009 and 2008) and same store properties (all other properties) (in thousands):

	Same Store			New Properties
	Three Months Ended March 31,			Three Months Ended March 31,
	2009	2008	Change	2009	2008	Change
Rental property operating and maintenance	$41,094	$31,624	$9,470	$1,479	$57	$1,422
Property taxes	9,107	8,124	983	104	—	104
Insurance	1,439	1,205	234	17	—	17
Depreciation and amortization	45,460	39,153	6,307	844	—	844
General and administrative (1)	10,102	8,783	1,319	—	—	—
Other	285	307	(22)	—	—	—

Total operating expenses	$107,487	$89,196	$18,291	$2,444	$57	$2,387

Interest expense (adjusted) (2)	$18,937	$15,202	$3,735	$—	$—	$—

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.
(2)	As discussed in Note 2, “New Significant Accounting Policies”, to the condensed consolidated financial statements (unaudited), certain amounts have been adjusted from the Company’s historical results due to the adoption of FSP APB 14-1 and SFAS 160.

Same store rental property operating and maintenance expenses increased in the three months ended March 31, 2009 compared to the same period in 2008 primarily as a result of higher utility rates in several of our properties along with development projects being placed into service leading to higher utility expense in 2009. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $3.2 million and $2.6 million in the three months ended March 31, 2009 and 2008, respectively.

Same store depreciation and amortization expense increased in the three months ended March 31, 2009 compared to the same periods in 2008, principally because of depreciation of redevelopment projects that were placed into service in the final nine months of 2008 and during 2009.

General and administrative expenses for the three months ended March 31, 2009 increased compared to the same periods in 2008 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher professional fees and marketing expenses.

Same store interest expense increased for the three months ended March 31, 2009 as compared to the same period in 2008 primarily as a result of higher average outstanding debt balances during 2009 compared to 2008 due to financings on 3 Corporate Place, 1500 Space Park Drive and Mundells Roundabout, partially offset by a decrease in interest expense at 350 East Cermak Road due to a lower variable interest rate and early paydown of the loan in March 2009. During the three months ended March 31, 2009 and 2008, we capitalized interest of approximately $3.1 million and $4.7 million, respectively.

New property increases were caused by properties acquired during the period from January 1, 2008 to March 31, 2009. For the three months ended March 31, 2009, Manchester Technopark and 1201 Comstock Street contributed $2.1 million, or approximately 87%, of the total new properties increase in total operating expenses compared to the same period in 2008.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

As of March 31, 2009, we had $78.9 million of cash and cash equivalents, excluding $31.2 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements as well as capital expenditures.

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

As of March 31, 2009, our revolving credit facility had a total capacity of $675.0 million and matures in August 2010, subject to two one-year extension options exercisable by us. The bank group is obligated to grant extension options provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility. As of March 31, 2009, borrowings under the revolving credit facility bore interest at a blended rate of 2.93% (US Dollar), 2.39% (Euro) and 2.28% (British Pound Sterling), which are based on 1-month US LIBOR, 1-month EURIBOR and 1-month GBP LIBOR, respectively, plus a margin of 1.10%. The margin can range from 1.10% to 2.00%, depending on our Operating Partnership’s total overall leverage. The revolving credit facility has a $462.5 million sub-facility for multicurrency advances in British Pound Sterling, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes. As of March 31, 2009, approximately $254.0 million was drawn under this facility, and $13.3 million of letters of credit were issued, leaving approximately $407.5 million available for use.

For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.

On March 9, 2009, we repaid in full the outstanding principal balance on the mortgage loan with respect to 350 East Cermak Road along with accrued interest and other fees. We financed the repayment of approximately $97.0 million with borrowings under our revolving credit facility.

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

On April 20, 2009, our Operating Partnership issued $266.4 million of its 5.50% Exchangeable Senior Debentures due 2029 as discussed in note 13 to the condensed consolidated financial statements. The $258.6 million in net proceeds from the sale of the Debentures were used to temporarily repay all or a portion of our borrowings under our revolving credit facility, to fund development and redevelopment opportunities and for general corporate purposes.

On April 28, 2009, an additional $45.0 million commitment was obtained for the revolving credit facility, increasing total commitments from $675.0 million to $720.0 million. Concurrently, the sub-facility for multicurrency advances increased from $462.5 million to $485.0 million.

Construction

As of March 31, 2009 and December 31, 2008, work in progress, including the proportionate land and property costs related to current construction projects, amounted to $214.2 million, or $266.9 million including construction accruals and other capitalized costs, and $325.6 million, or $412.8 million including construction accruals, respectively. In addition, our redevelopment program included the proportionate land and building costs related to other targeted projects in the amount of $77.9 million and $76.1 million as of March 31, 2009 and December 31, 2008, respectively. Work in progress related to non-redevelopment projects, primarily tenant and building improvements, amounted to $1.4 million and $2.1 million as of March 31, 2009 and December 31, 2008, respectively.

Future uses of cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of March 31, 2009, we had approximately 1.2 million square feet of redevelopment space and we also owned approximately 138,000 net rentable square feet of datacenter space with extensive installed tenant improvements that we may subdivide for Turn-Key Datacenter™ use during the next two years rather than lease to large single tenants. Turn-Key DatacenterSM space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key DatacenterSM space, we expect to incur significant tenant improvement costs to build out and redevelop these spaces. At March 31, 2009, approximately 196,000 square feet of our space held for redevelopment was under construction for Turn-Key DatacenterSM, build-to-suit datacenter and Powered Base BuildingSM space in four U.S. and European markets. At March 31, 2009, we had commitments under construction contracts for approximately $74.0 million, excluding approximately $7.5 million of the obligations for which third parties are obligated to reimburse us. We currently expect to incur approximately $230.0 million to $250.0 million of capital expenditures for our redevelopment program during the nine months ended December 31, 2009, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

We are also subject to the commitments discussed below under “Commitments and Contingencies” and “Off-Balance Sheet Arrangements”, and “Distributions” as described below.

Consistent with our growth strategy, we actively pursue opportunities for potential acquisitions, with due diligence and negotiations often at different stages at different times. We currently expect total acquisitions for the full year to be approximately $20.0 million, though this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results, availability of debt or equity capital or based on acquisition opportunities.

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

Distributions

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to continue to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred stockholders, common stockholders and unit holders from cash flow from operating activities. All such distributions are at the discretion of our board of directors. We may be required to use borrowings under the revolving credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. We have distributed 100% of our taxable income since inception to minimize corporate level federal income taxes. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our status as a REIT. The exchange rate on our $172.5 million principal amount of our 4.125% exchangeable senior debentures due 2026, the exchange rate on our 5.50% exchangeable senior debentures due 2029 and the conversion rate on our series C cumulative convertible preferred stock and our series D cumulative convertible preferred stock are each subject to adjustment for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.265 per share per quarter, $0.33 per share per quarter, $0.28625 per share per quarter and $0.31 per share per quarter, respectively. Therefore, increases to our quarterly dividend may increase the dilutive impact of the exchangeable debentures, series C cumulative convertible preferred stock and series D cumulative convertible preferred stock on our common stockholders.

Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 192,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2012. We made payment of approximately $10,000 and $24,000 to the seller during the three months ended March 31, 2009 and 2008, respectively. We have recorded approximately $0.4 million for this contingent liability on our balance sheet at March 31, 2009.

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other liabilities include $1.1 million and $1.4 million for this liability as of March 31, 2009 and December 31, 2008, respectively. During the three months ended March 31, 2009 and 2008, we paid approximately $0.2 million to the seller.

As of March 31, 2009, we were a party to interest rate cap and swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt, as of March 31, 2009 (in millions):

Debt Summary:
Fixed rate	$993.4
Variable rate—hedged by interest rate swaps	288.8

Total fixed rate and hedged variable rate	1,282.2
Variable rate—unhedged	157.5

Total	$1,439.7

Percent of Total Debt:
Fixed rate (including swapped debt)	89.1%
Variable rate	10.9%

Total	100.0%

Effective Interest Rate as of March 31, 2009(1) :
Fixed rate (including hedged variable rate debt)	5.89%
Variable rate	1.88%
Effective interest rate	5.55%

(1)	Excludes impact of deferred financing cost amortization.

As of March 31, 2009, we had approximately $1.4 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total market capitalization was approximately 30% (based on the closing price of our common stock on March 31, 2009 of $33.18). For this purpose, our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us (with the per unit value equal to the market value of one share of our common stock and excluding long-term incentive units and Class C Units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various LIBOR, GBP LIBOR and EURIBOR rates ranging from one to twelve months, depending on the respective agreement governing the debt. Assuming maturity of our 4.125% exchangeable senior debentures due 2026 at their first redemption date in August 2011, as of March 31, 2009, our debt had a weighted average term to initial maturity of approximately 4.4 years (approximately 4.9 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of March 31, 2009, we were party to interest rate swap agreements related to $288.8 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

The 4.125% exchangeable senior debentures due 2026 provide for excess exchange value to be paid in cash or shares of our common stock if our stock price exceeds a certain amount. See note 4 to our condensed consolidated financial statements for a further description of our 4.125% exchangeable senior debentures due 2026.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008

The following table shows cash flows and ending cash and cash equivalent balances for the three months ended March 31, 2009 and 2008, respectively (in thousands):

	Three Months Ended March 31,
	2009	2008	Change
Net cash provided by operating activities (including discontinued operations)	$41,378	$17,839	$23,539
Net cash used in investing activities	(132,708)	(113,253)	(19,455)
Net cash provided by financing activities	96,932	98,429	(1,497)

Net increase in cash and cash equivalents	$5,602	$3,015	$2,587

The increase in net cash provided by operating activities was primarily due to increased cash flows from new leasing at our same store properties and our acquisition of new operating properties during the twelve months ended March 31, 2009. Net cash used in investing activities increased for the three months ended March 31, 2009, as we had an increase in cash payments for our redevelopment program partially offset by a decrease in cash paid for acquisitions for the three months ended March 31, 2009 ($0) as compared to the same period in 2008 ($21.0 million).

Net cash flows from financing activities consisted of the following amounts (in thousands):

	Three Months Ended March 31,
	2009	2008	Change
Net proceeds from (repayments of) borrowings	$64,390	$(187,972)	$252,362
Net proceeds from issuance of common/preferred stock, including exercise of stock options	83,603	334,264	(250,661)
Dividend and distribution payments	(63,246)	(53,021)	(10,225)
Other	12,185	5,158	7,027

Net cash provided by financing activities	$96,932	$98,429	$(1,497)

The change in net borrowings for the three months ended March 31, 2009 as compared to the same period in 2008 was a result of increased repayments on the revolving credit facility with proceeds from the issuance of our preferred stock (net proceeds of $334.1 million in February 2008) as compared to repayments with proceeds from the issuance of our common stock (net proceeds of $83.6 million in February 2009). The increase in dividend and distribution payments for the three months ended March 31, 2009 as compared to the same period in 2008 was a result of an increase in shares outstanding in 2009 as compared to 2008 and dividends on our series D preferred stock being paid for a full quarter for the three months ended March 31, 2009, whereas this series of preferred stock was outstanding for only a portion of the three months ended March 31, 2008.

Noncontrolling interests in Operating Partnership

Noncontrolling interests relate to the common units in the Operating Partnership that are owned by third parties, which, as of March 31, 2009, amounted to 5.4% of the Operating Partnership common units. In conjunction with our formation, GI Partners received common units, in exchange for contributing ownership interests in properties to the Operating Partnership. Also in connection with acquiring real estate interests owned by third parties, the Operating Partnership issued common units to those sellers.

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

Accounting Pronouncements Issued But Not Yet Adopted

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments during interim reporting periods. The FSP is effective for interim and annual periods ending after June 15, 2009. We will include the required disclosures in our Quarterly Report on Form 10-Q for the interim period ending June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009. The FSP is not anticipated to have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Company. The FSP is not anticipated to have a material impact on our condensed consolidated financial statements.

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

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of March 31, 2009, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$993.4	$869.2
Variable rate debt subject to interest rate swaps	288.8	273.5

Total fixed rate debt (including interest rate swaps)	1,282.2	1,142.7
Variable rate debt	157.5	157.5

Total outstanding debt	$1,439.7	$1,300.2

Interest rate swaps included in this table and their fair values as of March 31, 2009 were as follows (in thousands):

Current Notional Amount		Strike Rate	Effective Date	Expiration Date	Fair Value at Significant Other Observable Inputs (Level 2)
$96,068		3.167	Oct. 15, 2008	June 15, 2009	$(546)
18,938	(1)	4.944	Jul. 10, 2006	Apr. 10, 2011	(1,075)
61,441	(1)	2.980	April 6, 2009	Nov. 30, 2013	(545)
14,261	(2)	3.981	May 17, 2006	Jul. 18, 2013	(865)
10,317	(2)	4.070	Jun. 23, 2006	Jul. 18, 2013	(659)
9,079	(2)	3.989	Jul. 27, 2006	Oct. 18, 2013	(560)
42,255	(2)	3.776	Dec. 5, 2006	Jan. 18, 2012	(1,991)
36,329	(2)	4.000	Dec. 20, 2006	Jan. 18, 2012	(1,919)

$288,688					$(8,160)

(1)	Translation to U.S. dollars is based on exchange rate of $1.43 to £1.00 as of March 31, 2009.
(2)	Translation to U.S. dollars is based on exchange rate of $1.32 to €1.00 as of March 31, 2009.

Sensitivity to changes in interest rates.

The following table shows the effect if assumed changes in interest rates occurred:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	13	$0.5
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(13)	$(0.5)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	13	0.2
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	(13)	(0.2)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(13)	3.5
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	13	(3.3)

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

Foreign currency exchange risk

As of March 31, 2009, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland and Canada and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British Pound, Euro and the Swiss Franc, except for our Canadian property for which the functional currency is the U.S. dollar. Our primary currency exposures are to the Euro and the British Pound Sterling. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of shareholders’ equity. For the three months ended March 31, 2009, operating revenues from properties outside the United States contributed $19.5 million, which represented 13.0% of our operating revenues.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 –	Legal Proceedings.

None.

ITEM 1A –	Risk factors.

None.

ITEM 2 –	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3 –	Defaults Upon Senior Securities.

None.

ITEM 4 –	Submission of Matters to a Vote of Security Holders.

None.

ITEM 5 –	Other Information.

(a) None.

(b) None.

ITEM 6 –	Exhibits

Exhibit

3.1(1)	Second Amended and Restated Bylaws of Digital Realty Trust, Inc.

10.1(2)	Eighth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

10.2(3)	Indenture, dated as of April 20, 2009, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 5.50% Exchangeable Senior Debentures due 2029.

10.3(3)	Registration Rights Agreement, dated April 20, 2009, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC.

12.1	Statement of Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on March 19, 2009.
(2)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on April 13, 2009.
(3)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on April 22, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

May 7, 2009	/s/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer (principal executive officer)

May 7, 2009	/s/ A. WILLIAM STEIN
A. William Stein Chief Financial Officer and Chief Investment Officer (principal financial officer)

May 7, 2009	/s/ EDWARD F. SHAM
Edward F. Sham Vice President and Controller (principal accounting officer)