Form 10-Q
period 2009-06-30
Digital Realty Trust, Inc.
filed 2009-08-06
CIK 1297996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, $.01 par value per share	76,143,995

DIGITAL REALTY TRUST, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$341,719	$316,318
Acquired ground leases	2,742	2,733
Buildings and improvements	2,666,148	2,467,830
Tenant improvements	264,927	255,818

Total investments in properties	3,275,536	3,042,699
Accumulated depreciation and amortization	(378,523)	(302,960)

Net investments in properties	2,897,013	2,739,739
Investment in unconsolidated joint venture	8,338	8,481

Net investments in real estate	2,905,351	2,748,220
Cash and cash equivalents	69,316	73,334
Accounts and other receivables, net of allowance for doubtful accounts of $2,214 and $2,109 as of June 30, 2009 and December 31, 2008, respectively	40,195	39,108
Deferred rent	122,823	99,957
Acquired above market leases, net	28,503	31,352
Acquired in place lease value and deferred leasing costs, net	215,597	222,389
Deferred financing costs, net	21,938	16,275
Restricted cash	30,676	45,470
Other assets	10,309	4,940

Total assets	$3,444,708	$3,281,045

LIABILITIES AND EQUITY
Revolving credit facility	$32,668	$138,579
Unsecured senior notes	83,000	58,000
Mortgage loans	973,604	1,026,594
4.125% exchangeable senior debentures due 2026, net of discount	163,834	161,901
5.50% exchangeable senior debentures due 2029	266,400	—
Accounts payable and other accrued liabilities	127,279	171,176
Accrued dividends and distributions	—	26,092
Acquired below market leases, net	69,840	76,660
Security deposits and prepaid rents	56,719	46,967

Total liabilities	1,773,344	1,705,969
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value, 30,000,000 authorized:
Series A Cumulative Redeemable Preferred Stock, 8.50%, $103,500,000 liquidation preference ($25.00 per share), 4,140,000 issued and outstanding	99,297	99,297
Series B Cumulative Redeemable Preferred Stock, 7.875%, $63,250,000 liquidation preference ($25.00 per share), 2,530,000 issued and outstanding	60,502	60,502
Series C Cumulative Convertible Preferred Stock, 4.375%, $175,000,000 liquidation preference ($25.00 per share), 6,999,955 issued and outstanding	169,067	169,068
Series D Cumulative Convertible Preferred Stock, 5.500%, $345,000,000 liquidation preference ($25.00 per share), 13,795,500 issued and outstanding	333,472	333,581
Common Stock; $0.01 par value: 125,000,000 authorized, 76,140,807 and 73,306,703 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	759	732
Additional paid-in capital	1,145,807	1,057,107
Dividends in excess of earnings	(196,500)	(166,863)
Accumulated other comprehensive loss, net	(27,456)	(49,503)

Total stockholders’ equity	1,584,948	1,503,921

Noncontrolling Interests:
Noncontrolling interests in operating partnership	65,600	66,797
Noncontrolling interests in consolidated joint venture	20,816	4,358

Total noncontrolling interests	86,416	71,155

Total equity	1,671,364	1,575,076

Total liabilities and equity	$3,444,708	$3,281,045

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(adjusted)		(adjusted)
Operating Revenues:
Rental	$125,380	$97,966	$243,469	$190,712
Tenant reimbursements	29,544	25,698	60,571	47,485
Other	83	112	101	126

Total operating revenues	155,007	123,776	304,141	238,323

Operating Expenses:
Rental property operating and maintenance	42,301	35,943	84,874	67,624
Property taxes	9,149	8,522	18,360	16,646
Insurance	1,488	1,198	2,944	2,403
Depreciation and amortization	49,183	39,591	95,487	78,744
General and administrative	10,040	9,686	20,142	18,469
Other	—	2	285	309

Total operating expenses	112,161	94,942	222,092	184,195

Operating income	42,846	28,834	82,049	54,128
Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	741	173	1,857	331
Interest and other income	403	407	646	1,062
Interest expense	(22,495)	(14,956)	(41,432)	(30,158)
Tax expense	(292)	(726)	(728)	(815)
Loss from early extinguishment of debt	—	(182)	—	(182)

Net income	21,203	13,550	42,392	24,366
Net income attributable to noncontrolling interests	(831)	(354)	(1,624)	(593)

Net income attributable to Digital Realty Trust, Inc.	20,372	13,196	40,768	23,773
Preferred stock dividends	(10,101)	(10,102)	(20,202)	(18,360)

Net income available to common stockholders	$10,271	$3,094	$20,566	$5,413

Net income per share available to common stockholders:
Basic	$0.13	$0.05	$0.27	$0.08
Diluted	$0.13	$0.05	$0.27	$0.08

Weighted average common shares outstanding:
Basic	76,121,380	65,889,122	75,416,483	65,660,354
Diluted	76,851,202	68,068,600	75,806,481	67,563,963

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited in thousands)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
		(adjusted)		(adjusted)
Net income	$21,203	$13,550	$42,392	$24,366
Other comprehensive income (loss):
Foreign currency translation adjustments	31,359	2,821	23,375	12,910
Increase (decrease) in fair value of interest rate swaps	1,091	5,635	(1,200)	3,501
Reclassification to interest expense from interest rate swaps	1,233	174	1,465	(179)

Comprehensive income	54,886	22,180	66,032	40,598
Comprehensive income attributable to noncontrolling interests	(3,143)	(1,125)	(3,217)	(2,075)

Comprehensive income attributable to Digital Realty Trust, Inc.	$51,743	$21,055	$62,815	$38,523

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited in thousands)

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income	$42,392	$24,366
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of unconsolidated joint venture	(1,857)	(331)
Distributions from unconsolidated joint venture	2,000	1,290
Write-off of net assets due to early lease terminations	285	309
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	74,632	53,699
Amortization of share-based unearned compensation	4,455	3,918
Allowance for doubtful accounts	105	(220)
Amortization of deferred financing costs	3,557	2,743
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	—	182
Amortization of debt discount/premium	1,719	1,197
Amortization of acquired in place lease value and deferred leasing costs	20,855	25,046
Amortization of acquired above market leases and acquired below market leases, net	(4,257)	(5,416)
Changes in assets and liabilities:
Restricted cash	13,398	4,649
Accounts and other receivables	(3,515)	(625)
Deferred rent	(22,397)	(16,671)
Deferred leasing costs	(4,633)	(3,352)
Other assets	156	1,181
Accounts payable and other accrued liabilities	2,373	(17,099)
Security deposits and prepaid rents	14,214	(1,512)

Net cash provided by operating activities	143,482	73,354

Cash flows from investing activities:
Acquisitions of properties	(19,105)	(68,595)
Deposits paid for acquisitions of properties	—	(100)
Receipt of value added tax refund	6,884	9,149
Refundable value added tax paid	(5,327)	(11,544)
Change in restricted cash	733	(723)
Improvements to investments in real estate	(245,594)	(249,402)
Improvement advances to tenants	(2,355)	(16,692)
Collection of advances from tenants for improvements	3,616	16,433
Purchase of joint venture partners’ interests	—	(610)

Net cash used in investing activities	(261,148)	(322,084)

DIGITAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited in thousands)

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from financing activities:
Borrowings on revolving credit facility	$223,946	$297,066
Repayments on revolving credit facility	(328,732)	(308,372)
Borrowings on unsecured senior notes	25,000	—
Proceeds from mortgage loans	37,809	—
Principal payments on mortgage loans	(102,274)	(7,594)
Proceeds from 5.5% exchangeable senior debentures	266,400	—
Change in restricted cash	663	427
Payment of loan fees and costs	(8,873)	(867)
Capital contributions received from noncontrolling interests in joint venture	16,384	6,525
Gross proceeds from the sale of common stock	83,750	—
Gross proceeds from the sale of preferred stock	—	334,650
Common stock offering costs paid	(519)	(76)
Preferred stock offering costs paid	—	(556)
Proceeds from exercise of stock options	505	1,506
Payment of dividends to preferred stockholders	(20,202)	(18,360)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(80,209)	(67,207)

Net cash provided by financing activities	113,648	237,142

Net decrease in cash and cash equivalents	(4,018)	(11,588)
Cash and cash equivalents at beginning of period	73,334	31,352

Cash and cash equivalents at end of period	$69,316	$19,764

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$38,093	$34,784
Cash paid for taxes	489	601
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$23,375	$12,910
(Decrease) increase in accounts payable and other accrued liabilities and other assets, respectively, related to increase in fair value of interest rate swaps	(1,200)	3,501
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	2,252	6,679
Assumption of mortgage loans	—	(2,836)
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	52,621	69,452
Allocation of purchase price of properties to:
Investments in real estate	19,105	67,868
Acquired above market leases	—	440
Acquired below market leases	—	(3,104)
Acquired in place lease value and deferred leasing costs	—	3,493
Accounts payable and other accrued liabilities	—	(38)
Security deposits and prepaid rents	—	(64)

Cash paid for acquisition of properties	$19,105	$68,595

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

(unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we or the Company) is engaged in the business of owning, acquiring, developing, redeveloping and managing technology-related real estate. The Company is focused on providing Turn-Key DatacenterSM and Powered Base BuildingSM datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from information technology and Internet enterprises, to manufacturing and financial services. As of June 30, 2009, our portfolio consisted of 75 properties, excluding one property held as an investment in an unconsolidated joint venture, of which 62 are located throughout North America and 13 are located in Europe. Our properties are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Chicago, Dallas, Los Angeles, New York/New Jersey, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S. and the London, Dublin, Paris and Amsterdam markets in Europe. The portfolio consists of Internet gateway and corporate datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

The Operating Partnership was formed on July 21, 2004 in anticipation of our initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of June 30, 2009, we own a 92.8% common interest and a 100% preferred interest in the Operating Partnership. As general partner, we have control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace us as the general partner nor do they have participating rights, although they do have certain protective rights.

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

The accompanying interim condensed consolidated financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature, except as otherwise indicated. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. We have evaluated all subsequent events through August 6, 2009, the date the financial statements were issued. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008. Certain prior period amounts have been adjusted to conform to the current period presentation, including changes resulting from the adoption of FSP APB 14-1 and SFAS No. 160 on January 1, 2009, as discussed later in this Note 2.

(b) Cash Equivalents

For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of June 30, 2009, cash equivalents consist of investments in money market instruments.

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

We assess our significant tax positions for all open tax years and determine whether we have any material unrecognized liabilities in accordance with Financial Accounting Standard Board Interpretation Number 48, Accounting for Uncertainty in Income Taxes, (FIN 48). We record these liabilities when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As of June 30, 2009, we had no such liabilities. We classify interest and penalties on tax liabilities from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated statements of operations. For the three and six months ended June 30, 2009 and 2008, we had no such interest or penalties.

See Note 6 for further discussion on taxes.

(e) Presentation of Transactional-based Taxes

We account for transactional-based taxes on a net basis.

(f) Asset Retirement Obligations

We record accruals for estimated retirement obligations as required by Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. As of June 30, 2009 and December 31, 2008, the amount included in accounts payable and other accrued liabilities on our condensed consolidated balance sheets was approximately $1.5 million, and the equivalent asset is recorded at $1.3 million, net of accumulated depreciation.

(g) Assets and Liabilities Measured at Fair Value

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. However, the FASB issued FASB Staff Positions (“FSP”) 157-1, 157-2 and 157-3, which impacted our initial adoption of SFAS 157. FSP 157-1 amends SFAS 157 to exclude FASB No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. In accordance with FSP 157-2, we adopted the provisions of FAS 157 to non-financial assets and non-financial liabilities on January 1, 2009. FSP 157-3 clarified the application of SFAS 157 by demonstrating how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance in October 2008, including prior periods for which financial statements had not been issued. We adopted FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”) in the second quarter of 2009. FSP FAS No. 157-4 clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in FAS No. 157, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The adoption of FSP FAS No. 157-4 did not have a material impact on our condensed consolidated financial statements.

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

•	Interest expense for the three and six months ended June 30, 2008 includes an additional $0.9 million and $1.8 million of interest expense related to the amortization of the debt discount.

•	As of December 31, 2008, buildings and improvements were increased by $1.8 million as discussed above as a result of additional capitalized interest generated by amortization of debt discount.

•	Diluted earnings per common share for the three months ended June 30, 2008 remained unchanged and for the six months ended June 30, 2008 was reduced by approximately $0.02 per share.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). This statement amends SFAS 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in an acquisition. This statement also requires that transaction costs in an acquisition within the scope of SFAS 141R be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any acquisitions we engaged in were recorded and disclosed according to SFAS 141 until January 1, 2009. The adoption of SFAS 141R did not have a material impact on our condensed consolidated financial statements for the three and six months ended June 30, 2009.

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

We adopted SFAS No. 165, Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”) in the second quarter of 2009. SFAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date (that is, whether that date represents the date the financial statements were issued or were available to be issued). See note 2(a), “Principles of Consolidation and Basis of Presentation” for the related disclosures. The adoption of SFAS 165 did not have a material impact on our condensed consolidated financial statements.

In May 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports. This statement applies to certain investments and long-term debt and is effective beginning second quarter 2009. SFAS 157, Fair Value Measurements clarifies the definition of fair value for financial reporting, establishes the framework for measuring fair value and requires additional disclosures about the use of fair value measurements. See note 10 for further discussion.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP 115-2”). FSP 115-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. FSP 115-2 is effective for interim and annual periods ending after June 15, 2009. FSP 115-2 did not have a material impact on our condensed consolidated financial statements.

(j) Accounting Pronouncements Issued But Not Yet Adopted

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FIN 46(R) as follows: a) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, identifying the primary beneficiary of a variable interest entity, b) to require ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur, c) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, d) to amend certain guidance for determining whether an entity is a variable interest entity, e) to add an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur, f) to eliminate the exception for troubled debt restructuring regarding variable interest entity reconsideration, and g) to require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for the first annual reporting period that begins after November 15, 2009. Earlier adoption is prohibited. Management does not believe adoption of SFAS 167 will have a material effect on our financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant U.S. Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. All future references to authoritative accounting literature in our financial statements subsequent to adoption of this standard will be references in accordance with SFAS 168.

3. Properties Acquired During the Six Months Ended June 30, 2009

We acquired the following real estate property during the six months ended June 30, 2009:

Location	Metropolitan Area	Date Acquired	Purchase Price (in millions)
Loudoun Exchange II (1)	Northern Virginia	May 15, 2009	$20.3

(1)	Represents vacant land which is not included in our operating property count.

4. Debt

A summary of outstanding indebtedness as of June 30, 2009 and December 31, 2008, respectively, is as follows (in thousands):

Properties	Interest Rate at June 30, 2009		Maturity Date		Principal Outstanding June 30, 2009		Principal Outstanding December 31, 2008
Mortgage loans:
Secured Term Debt (1)(2)	5.65%		Nov. 11, 2014		$145,288		$146,486
350 East Cermak Road (2)	1-month LIBOR + 2.20%	(3)(6)	Jun. 9, 2009		—		96,573
3 Corporate Place (2)	6.72%		Aug. 1, 2011	(4)	80,000		80,000
200 Paul Avenue 1-4 (2)	5.74%		Oct. 8, 2015		78,574		79,336
2045 & 2055 LaFayette Street (2)	5.93%		Feb. 6, 2017		67,664		68,000
Mundells Roundabout	3-month GBP LIBOR + 1.20%	(6)	Nov. 30, 2013		70,503	(8)	—
600 West Seventh Street	5.80%		Mar. 15, 2016		56,179		56,814
2323 Bryan Street (2)	6.04%		Nov. 6, 2009		54,629		55,048
34551 Ardenwood Boulevard 1-4 (2)	5.95%		Nov. 11, 2016		55,000		55,000
1100 Space Park Drive (2)	5.89%		Dec. 11, 2016		55,000		55,000
150 South First Street (2)	6.30%		Feb. 6, 2017		53,044		53,288
114 Rue Ambroise Croizat (5)	3-month EURIBOR + 1.35%	(6)	Jan. 18, 2012		44,528	(7)	44,564	(7)
1500 Space Park Drive (2)	6.15%		Oct. 5, 2013		42,806		43,708
2334 Lundy Place (2)	5.96%		Nov. 11, 2016		40,000		40,000
Unit 9, Blanchardstown Corporate Park (5)	3-month EURIBOR + 1.35%	(6)	Jan. 18, 2012		38,284	(7)	38,315	(7)
6 Braham Street	3-month GBP LIBOR + 0.90%	(6)	Apr. 10, 2011		21,566	(8)	19,239	(8)
1201 Comstock Street	1-month LIBOR + 3.50%	(6)	Jun. 24, 2012	(9)	18,100		—
Paul van Vlissingenstraat 16	3-month EURIBOR + 1.60%	(6)	Jul. 18, 2013		15,028	(7)	15,041	(7)
Chemin de l’Epinglier 2	3-month EURIBOR + 1.50%	(6)	Jul. 18, 2013		10,914	(7)	10,923	(7)
Gyroscoopweg 2E-2F (10)	3-month EURIBOR + 1.50%	(6)	Oct. 18, 2013		9,567	(7)	9,575	(7)
1125 Energy Park Drive	7.62%	(11)	Mar. 1, 2032		9,270		9,335
731 East Trade Street	8.22%		Jul. 1, 2020		5,419		5,520

					971,363		981,765
Revolving credit facility	Various	(12)	Aug. 31, 2010	(12)	32,668	(13)	138,579	(13)
Unsecured senior notes — Series A	7.00%		Jul. 24, 2011		25,000		25,000
Unsecured senior notes — Series B	9.32%		Nov. 5, 2013		33,000		33,000
Unsecured senior notes — Series C	9.68%		Jan. 6, 2016		25,000		—
4.125% exchangeable senior debentures due 2026	4.125%		Aug. 15, 2026	(14)	172,500		172,500
5.50% exchangeable senior debentures due 2029	5.50%		Apr. 15, 2029	(15)	266,400		—
Mundells Roundabout construction loan	1-month GBP LIBOR + 1.75%		Nov. 30, 2013		—		42,374	(8)

Total principal outstanding					1,525,931		1,393,218
Unamortized discount on 4.125% exchangeable senior debentures due 2026					(8,666)		(10,599)
Unamortized premium—1125 Energy Park Drive, 731 East
Trade Street and 1500 Space Park Drive mortgages					2,241		2,455

Total indebtedness					$1,519,506		$1,385,074

(1)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.

(2)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.

(3)	This is the weighted average interest rate as of December 31, 2008. The first note, in a principal amount of $77.3 million, bears interest at a rate of 1-month LIBOR + 1.375% per annum and the second note, in a principal amount of $19.3 million, bears interest at a rate of 1-month LIBOR + 5.5% per annum. These notes were repaid in full in March 2009.

(4)	Two one-year extensions are available, which we may exercise if certain conditions are met.

(5)	These loans are also secured by a €4.0 million letter of credit. These loans are cross-collateralized by the two properties.

(6)	We have entered into interest rate swap or interest rate cap agreements as a cash flow hedge for interest generated by these US LIBOR, EURIBOR and GBP LIBOR based loans. See note 9 for further information.

(7)	Based on exchange rate of $1.41 to €1.00 as of June 30, 2009 and $1.40 to €1.00 as of December 31, 2008.

(8)	Based on exchange rate of $1.65 to £1.00 as of June 30, 2009 and $1.46 to £1.00 as of December 31, 2008.

(9)	A one-year extension is available, which we may exercise if certain conditions are met.

(10)	This loan is also secured by a €1.3 million letter of credit.

(11)	If the loan is not repaid by March 1, 2012, the interest rate increases to the greater of 9.62% or the then treasury rate plus 2%.

(12)	The interest rate under our revolving credit facility equals either (i) US LIBOR, EURIBOR and GBP LIBOR (ranging from 1- to 6-month maturities) plus a margin of between 1.10% and 2.00% or (ii) the greater of (x) the base rate announced by the lender and (y) 1/2 of 1% per annum above the federal funds rate, plus a margin of between 0.100%—1.000%. In each case, the margin is based on our total leverage ratio. We incur a fee ranging from 0.125% to 0.20% for the unused portion of our unsecured revolving credit facility.

(13)	Balances as of June 30, 2009 and December 31, 2008 are as follows (balances, in thousands):

Denomination of Draw	Balance as of June 30, 2009		Weighted-average interest rate	Balance as of December 31, 2008		Weighted-average interest rate
US ($)	$25,000		1.41%	$92,000		1.79%
Euro (€ )	7,668	(a)	2.01%	8,701	(a)	4.05%
British Sterling (£)	—		—	37,878	(b)	3.55%

Total	$32,668		1.55%	$138,579		2.41%

(a)	Based on exchange rate of $1.41 to €1.00 as of June 30, 2009 and $1.40 to €1.00 as of December 31, 2008.

(b)	Based on exchange rate of $1.65 to £1.00 as of June 30, 2009 and $1.46 to £1.00 as of December 31, 2008.

(14)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of August 15, 2011, August 15, 2016 and August 15, 2021. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on August 18, 2011.

(15)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of April 15, 2014, April 15, 2019 and April 15, 2024. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on April 18, 2014.

As of June 30, 2009, our revolving credit facility had a total capacity of $720.0 million and matures in August 2010, subject to two one-year extension options exercisable by us. The bank group is obligated to grant extension options provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility. As of June 30, 2009, borrowings under the revolving credit facility bore interest at a blended rate of 1.41% (US Dollar) and 2.01% (Euro), which are based on 1-month US LIBOR and 1-month EURIBOR, respectively, plus a margin of 1.10%. The margin can range from 1.10% to 2.00%, depending on our Operating Partnership’s total overall leverage. The revolving credit facility has a $485.0 million sub-facility for multicurrency advances in British Pound Sterling, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes. As of June 30, 2009, approximately $32.7 million was drawn under this facility, and $13.2 million of letters of credit were issued.

The credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios as well as a pool of unencumbered assets. In addition, except to enable us to maintain our status as a REIT for federal income tax purposes, we are not permitted during any four consecutive fiscal quarters to make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined, for such period, subject to certain other adjustments. As of June 30, 2009, we were in compliance with all of the covenants.

Some of our mortgage loans are subject to prepayment lock-out periods. The terms of the following mortgage loans contain prepayment lock-out periods through the dates listed below:

Loan	Date
34551 Ardenwood Boulevard 1-4	July 2009
200 Paul Avenue 1-4	November 2010

During the three months ended June 30, 2009 and 2008, we capitalized interest of approximately $2.1 million and $4.7 million, respectively and for the six months ended June 30, 2009 and 2008, we capitalized interest of approximately $5.2 million and $9.4 million, respectively.

4.125% Exchangeable Senior Debentures due 2026

On August 15, 2006, the Operating Partnership issued $172.5 million of its 4.125% exchangeable senior debentures due August 15, 2026 (the 2006 Debentures). Costs incurred to issue the 2006 Debentures were approximately $5.4 million, net of the amount allocated to the equity component of the debentures. These costs are being amortized over a period of five years, which represents the estimated term of the 2006 Debentures, and are included in deferred financing costs, net in the consolidated balance sheet. The 2006 Debentures are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership.

Interest is payable on August 15 and February 15 of each year beginning February 15, 2007 until the maturity date of August 15, 2026. The 2006 Debentures bear interest at 4.125% per annum and contain an exchange settlement feature, which provides that the 2006 Debentures may, under certain circumstances, be exchangeable for cash (up to the principal amount of the 2006 Debentures) and, with respect to any excess exchange value, into cash, shares of our common stock or a combination of cash and shares of our common stock at an exchange rate that was initially 30.6828 shares per $1,000 principal amount of 2006 Debentures. The exchange rate on the 2006 Debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.265 per share per quarter (the “reference dividend”). Effective March 12, 2009, the exchange rate has been adjusted to 31.0370 shares per $1,000 principal amount of 2006 Debentures as a result of the aggregate dividends in excess of the reference dividend that we declared and paid on our common beginning with the quarter ended December 31, 2006 and through the quarter ended March 31, 2009.

Prior to August 18, 2011, the Operating Partnership may not redeem the 2006 Debentures except to preserve its status as a REIT for U.S. federal income tax purposes. On or after August 18, 2011, at the Operating Partnership’s option, the 2006 Debentures are redeemable in cash in whole or in part at 100% of the principal amount plus unpaid interest, if any, accrued to, but excluding, the redemption date, upon at least 30 days’ but not more than 60 days’ prior written notice to holders of the 2006 Debentures.

The holders of the 2006 Debentures have the right to require the Operating Partnership to repurchase the 2006 Debentures in cash in whole or in part on each of August 15, 2011, August 15, 2016 and August 15, 2021, and in the event of a designated event, for a repurchase price equal to 100% of the principal amount of the 2006 Debentures plus unpaid interest, if any, accrued to, but excluding, the repurchase date. Designated events include certain merger or combination transactions, non-affiliates becoming the beneficial owner of more than 50% of the total voting power of our capital stock, a substantial turnover of our company’s directors within a 12-month period and our ceasing to be the general partner of the Operating Partnership. Certain events are considered “Events of Default,” which may result in the accelerated maturity of the 2006 Debentures, including a default for 30 days in payment of any installment of interest under the 2006 Debentures, a default in the payment of the principal amount or any repurchase price or redemption price due with respect to the 2006 Debentures and the Operating Partnership’s failure to deliver cash or any shares of our common stock within 15 days after the due date upon an exchange of the 2006 Debentures, together with any cash due in lieu of fractional shares of our common stock.

In addition, the 2006 Debentures are exchangeable (i) prior to July 15, 2026, during any fiscal quarter after the fiscal quarter ended September 30, 2006, if the closing sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the exchange price in effect on the last trading day of the immediately preceding fiscal quarter, (ii) prior to July 15, 2026, during the five business day period after any five consecutive trading day period in which the average trading price per $1,000 principal amount of 2006 Debentures was equal to or less than 98% of the product of the closing sale price of the common stock during such period, multiplied by the applicable exchange rate, (iii) if we call the 2006 Debentures for redemption and (iv) any time on or after July 15, 2026.

We have entered into a registration rights agreement whereby we agreed to register the shares of common stock which could be issued in the future upon exchange of the 2006 Debentures. We filed the shelf registration statement with the U.S. Securities and Exchange Commission in April 2007.

The following table provides additional information about the 2006 Debentures as of the date presented pursuant to requirements under FSP APB 14-1:

	4.125% Exchangeable Senior Debentures due 2026
($ and shares in thousands, except conversion prices)	June 30, 2009	December 31, 2008
Carrying amount of the equity component	$18,280	$18,280
Principal amount of the liability component	$172,500	$172,500
Unamortized discount of the liability component	$8,666	$10,599
Net carrying amount of the liability component	$163,834	$161,901
Remaining amortization period of discount	25 months		(a)
Conversion price	$32.22		(a)
Number of shares to be issued upon conversion (b)	17		(a)
The amount by which the if-converted value exceeds the principal amount (b)	$626		(a)
Effective interest rate on liability component	6.75%		(a)
Non-cash interest cost recognized for 2009 period	$1,933		(a)
Cash interest cost recognized for 2009 period	$3,558		(a)

(a)	Data not required by FSP APB 14-1.

(b)	In accordance with FSP APB 14-1, we are required to disclose the conversion price and the number of shares on which the aggregate consideration to be delivered upon conversion is determined (principal plus excess value). Our exchangeable senior debentures require the entire principal amount to be settled in cash, and at our option, any excess value above the principal amount may be settled in cash or common shares. Based on the June 30, 2009 closing share price of our common shares and the conversion price in the table above, the excess value was approximately $626,000; accordingly, approximately 17,000 common shares would be issued if these securities were settled on this date and we elected to settle the excess value in shares of our common stock.

5.50% Exchangeable Senior Debentures due 2029

On April 20, 2009, the Operating Partnership issued $266.4 million of its 5.50% exchangeable senior debentures due April 15, 2029 (the 2009 Debentures). Costs incurred to issue the 2009 Debentures were approximately $7.8 million. These costs are being amortized over a period of five years, which represents the estimated term of the 2009 Debentures, and are included in deferred financing costs, net in the consolidated balance sheet. The Debentures are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership.

Interest is payable on October 15 and April 15 of each year beginning October 15, 2009 until the maturity date of April 15, 2029. The 2009 Debentures bear interest at 5.50% per annum and may be exchanged for shares of our common stock at an exchange rate that was initially 23.2558 shares per $1,000 principal amount of 2009 Debentures. The exchange rate on the Debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.33 per share per quarter (the “reference dividend”). Due to the fact that the exchange feature for the 2009 Debentures must be settled in the common stock of the Company, FSP APB 14-1 does not apply.

Prior to April 18, 2014, the Operating Partnership may not redeem the Debentures except to preserve its status as a REIT for U.S. federal income tax purposes. On or after April 18, 2014, at the Operating Partnership’s option, the Debentures are redeemable in cash in whole or in part at 100% of the principal amount plus unpaid interest, if any, accrued to, but excluding, the redemption date, upon at least 30 days’ but not more than 60 days’ prior written notice to holders of the Debentures.

The holders of the 2009 Debentures have the right to require the Operating Partnership to repurchase the Debentures in cash in whole or in part on each of April 15, 2014, April 15, 2019 and April 15, 2024, and in the event of a designated event, for a repurchase price equal to 100% of the principal amount of the Debentures plus unpaid interest, if any, accrued to, but excluding, the repurchase date. Designated events include certain merger or combination transactions, non-affiliates becoming the beneficial owner of more than 50% of the total voting power of our capital stock, a substantial turnover of our company’s directors within a 12-month period without the approval of existing members and our ceasing to be the general partner of the Operating Partnership. Certain events are considered “Events of Default,” which may result in the accelerated maturity of the 2009 Debentures, including a default for 30 days in payment of any installment of interest under the 2009 Debentures, a default in the payment of the principal amount or any repurchase price or redemption price due with respect to the 2009 Debentures and the Operating Partnership’s failure to deliver shares of our common stock within 15 days after the due date upon an exchange of the 2009 Debentures, together with any cash due in lieu of fractional shares of our common stock.

We have entered into a registration rights agreement whereby we must register the shares of common stock which could be issued in the future upon exchange. If we fail to file a shelf registration statement with the U.S. Securities and Exchange Commission within 270 days of the closing of the offering of the Debentures, and such registration statement is not declared effective within such 270-day period, for the first 90 days following such failure, the annual interest rate of the Debentures will increase to 5.75% per annum until the registration statement is declared effective. Thereafter, the annual interest rate of the Debentures will increase to 6.00% per annum until the registration statement is declared effective.

5. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(adjusted)		(adjusted)
Net income available to common stockholders	$10,271	$3,094	$20,566	$5,413

Weighted average shares outstanding–basic	76,121,380	65,889,122	75,416,483	65,660,354
Potentially dilutive common shares:
Stock options	195,699	289,866	185,826	277,924
Class C Units (2005 Grant)	—	899,170	—	893,622
Excess exchange value of 4.125% exchangeable senior debentures due 2026	534,123	990,442	204,172	732,063

Weighted average shares outstanding - diluted	76,851,202	68,068,600	75,806,481	67,563,963

Income per share:
Basic	$0.13	$0.05	$0.27	$0.08

Diluted	$0.13	$0.05	$0.27	$0.08

On or after July 15, 2026, the 2006 Debentures may be exchanged at the then applicable exchange rate for cash (up to the principal amount of the 2006 Debentures) and, with respect to any excess exchange value, into cash, shares of our common stock or a combination of cash and shares of our common stock. The 2006 Debentures are also exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events. During the three and six months ended June 30, 2009 and 2008, the weighted average common stock price exceeded the strike price as of June 30, 2009 and 2008 of $32.22 and $32.59 per share, respectively. Therefore, using the treasury method, 534,123 and 990,442 shares of common stock contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common shares in determining diluted earnings per share for the three months ended June 30, 2009 and 2008, respectively and 204,172 and 732,063 shares of common stock for the six months ended June 30, 2009 and 2008, respectively

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average of common Operating Partnership units not owned by us	5,877,187	6,464,455	5,861,814	6,604,180
Potentially dilutive outstanding stock options	514,626	584,753	514,626	588,004
Potentially dilutive 5.50% Senior Exchangeable Debentures due 2029	4,901,812	—	2,464,447	—
Potentially dilutive outstanding Class C Units (2007 Grant)	685,036	750,724	685,036	750,724
Potentially dilutive Series C Cumulative Convertible Preferred Stock	3,614,777	3,614,800	3,614,777	3,614,800
Potentially dilutive Series D Cumulative Convertible Preferred Stock	8,215,221	8,217,900	8,215,221	6,628,803

	23,808,659	19,632,632	21,355,921	18,186,511

6. Income Taxes

We have elected to be taxed as a REIT and believe that we have complied with the REIT requirements of the Code as of June 30, 2009. As a REIT, we are generally not subject to corporate level federal income and excise taxes on taxable income to the extent it is currently distributed to our stockholders. Since inception, we have distributed 100% of our taxable income and we intend to do so for the tax year ending December 31, 2009. As such, no provision for federal income taxes has been included in the accompanying interim condensed consolidated financial statements for the three and six months ended June 30, 2009 and 2008.

As a REIT, we are subject to local and state taxes in certain states where we operate. We are also subject to foreign income taxes in countries that do not recognize U.S. REITs under their respective tax laws. Income taxes for these jurisdictions are accrued, as necessary, for the three and six months ended June 30, 2009 and 2008.

We have elected taxable REIT subsidiary (TRS) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs and hold assets that we cannot hold directly. Income taxes for TRS entities are accrued, as necessary, for the three and six months ended June 30, 2009.

7. Equity

(a) Stockholders’ and Noncontrolling Interests Equity

The following table presents a reconciliation of the carrying amount of equity for the period indicated ($ in thousands):

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Venture	Total Noncontrolling Interests	Total Equity
Balance as of January 1, 2009	$662,448	73,306,703	$732	$1,057,107	$(166,863)	$(49,503)	$1,503,921	$66,797	$4,358	$71,155	$1,575,076
Conversion of units to common stock	—	196,267	2	2,250	—	—	2,252	(2,252)	—	(2,252)	—
Issuance of restricted stock	—	102,482	—	—	—	—	—	—	—	—	—
Gross proceeds from sale of common stock	—	2,500,000	25	83,725	—	—	83,750	—	—	—	83,750
Common stock offering costs	—	—	—	(519)	—	—	(519)	—	—	—	(519)
Exercise of stock options	—	32,653	—	505	—	—	505	—	—	—	505
Amortization of unearned compensation regarding share based awards	—	—	—	4,455	—	—	4,455	—	—	—	4,455
Conversion of series C and D preferred stock	(110)	2,702	—	110	—	—	—	—	—	—	—
Dividends declared on preferred stock	—	—	—	—	(20,202)	—	(20,202)	—	—	—	(20,202)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(50,203)	—	(50,203)	(3,914)	—	(3,914)	(54,117)
Reclassification of vested share based awards	—	—	—	(1,826)	—	—	(1,826)	1,826	—	1,826	—
Contributions to consolidated joint venture	—	—	—	—	—	—	—	—	16,384	16,384	16,384
Net income	—	—	—	—	40,768	—	40,768	1,550	74	1,624	42,392
Other comprehensive income - foreign currency translation adjustments	—	—	—	—	—	21,795	21,795	1,580	—	1,580	23,375
Other comprehensive income - fair value of interest rate swaps	—	—	—	—	—	(1,111)	(1,111)	(89)	—	(89)	(1,200)
Other comprehensive income - reclassification of other comprehensive income to interest expense	—	—	—	—	—	1,363	1,363	102	—	102	1,465

Balance as of June 30, 2009	$662,338	76,140,807	$759	$1,145,807	$(196,500)	$(27,456)	$1,584,948	$65,600	$20,816	$86,416	$1,671,364

(b) Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by us. The following table shows the ownership interest in the Operating Partnership as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Number of units	Percentage of total	Number of units	Percentage of total
The Company	76,140,807	92.8%	73,306,703	92.6%
Noncontrolling interests consist of:
Common units held by third-parties	4,480,549	5.5	4,530,549	5.7
Incentive units held by employees and directors (see note 8)	1,392,021	1.7	1,288,581	1.7

	82,013,377	100.0%	79,125,833	100.0%

Limited partners have the right to require the Operating Partnership to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of our common stock at the time of redemption. Alternatively, we may elect to acquire those common units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to EITF D-98, we applied the provisions of EITF 00-19 to evaluate whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of the noncontrolling Operating Partnership common and incentive units. Based on the results of this analysis, we concluded that the common and incentive Operating Partnership units met the criteria to be classified within equity. As a result, as of December 31, 2008, we have reclassified the noncontrolling Operating Partnership common and incentive units totaling approximately $65.9 million from the mezzanine section to equity section of our condensed consolidated balance sheet.

The redemption value of the noncontrolling Operating Partnership common and the vested incentive units was approximately $193.4 million and $181.9 million based on the closing market price of the Company’s common stock on June 30, 2009 and December 31, 2008, respectively.

The following table shows activity for the noncontrolling interests in the Operating Partnership for the six months ended June 30, 2009:

	Common Units	Incentive Units	Total
As of December 31, 2008	4,530,549	1,288,581	5,819,130
Redemption of common units for shares of our common stock (1)	(50,000)	—	(50,000)
Conversion of incentive units held by employees and directors for shares of our common stock (1)	—	(146,267)	(146,267)
Cancellation of incentive units held by employees and directors	—	(20,252)	(20,252)
Grant of incentive units to employees and directors	—	269,959	269,959

As of June 30, 2009	4,480,549	1,392,021	5,872,570

(1)	This redemption was recorded as a reduction to noncontrolling interests in Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet.

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

(c) Dividends and Distributions

In 2009, we have declared the following dividends and equivalent distributions on units in our Operating Partnership (in thousands):

Date dividend and distribution declared	Dividend and distribution payable date	Series A Preferred Stock (1)	Series B Preferred Stock (2)	Series C Preferred Stock (3)	Series D Preferred Stock (4)	Common Stock and Operating Partnership Common and Incentive Units (5)
February 24, 2009	March 31, 2009	$2,199	$1,246	$1,914	$4,742	$27,053
April 28, 2009	June 30, 2009	$2,199	$1,246	$1,914	$4,742	$27,064

Total		$4,398	$2,492	$3,828	$9,484	$54,117

(1)	$2.125 annual rate of dividend per share.

(2)	$1.969 annual rate of dividend per share.

(3)	$1.094 annual rate of dividend per share.

(4)	$1.375 annual rate of dividend per share.

(5)	$1.320 annual rate of dividend and distribution per share and unit.

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

As of June 30, 2009, 4,058,039 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Amended and Restated 2004 Incentive Award Plan. Each long-term incentive and Class C Unit issued under the Amended and Restated 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the Amended and Restated 2004 Incentive Award Plan and the individual award limit discussed above.

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

During the six months ended June 30, 2009 and 2008, certain employees were granted an aggregate of 148,310 and 95,652 long-term incentive units, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of units ultimately granted to the employee. The performance condition is based upon our achievement of the respective fiscal years’ Funds From Operations per share targets. Upon evaluating the results of the performance condition, the final number of units is determined and such units vest based on achievement of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the original grant date and 30% vesting on each of the third and fourth anniversaries of the original grant date provided the grantee continues employment on each anniversary date. Based on our 2008 FFO per diluted share and unit, as adjusted by our compensation committee, all of the 2008 long-term incentive units satisfied the performance condition. The grant date fair values, which equal the market price of our common stock, are being expensed on a straight-line basis over the vesting period of the long-term incentive units, which ranges from four to five years.

The expense recorded for the three months ended June 30, 2009 and 2008 related to long-term incentive units was approximately $1.2 million and $0.8 million, respectively and was approximately $2.0 million and $1.2 million for the six months ended June 30, 2009 and 2008, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2009, as compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2008 respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $12.0 million and $7.8 million as of June 30, 2009 and December 31, 2008, respectively. We expect to recognize this unearned compensation over the next 3.1 years on a weighted average basis.

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

As of June 30, 2009 and December 31, 2008, approximately 751,000 Class C Units related to the 2007 Grant had been awarded to our executive officers and other employees. The fair value of the 2007 Grant was measured on the grant date using a Monte Carlo simulation to estimate the probability of the multiple market conditions being satisfied. The Monte Carlo simulation uses a statistical formula underlying the Black-Scholes and binomial formulas, and such simulation was run approximately 100,000 times. For each simulation, the value of the payoff was calculated at the settlement date and was then discounted to the grant date at a risk-free interest rate. The expected value of the Class C units on the grant date was determined by multiplying the average of the values over all simulations by the number of outstanding shares of common stock and Operating Partnership units. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. Other significant assumptions used in the valuation included an expected term of 36 months, expected stock price volatility of 23%, a risk-free interest rate of 4.6%, and a dividend growth rate of 5.0 percent. The fixed award limit under the plan is $17 million for the first market condition and $40 million for the second market condition, and there were 69.2 million shares of common stock and Operating Partnership units outstanding as of the 2007 grant date. The grant date fair value of these awards of approximately $11.8 million will be recognized as compensation expense on a straight line basis over the expected service period of five years. The unearned compensation as of June 30, 2009 and December 31, 2008 was $6.1 million and $7.8 million, respectively. As of June 30, 2009 and December 31, 2008, none of the above awards had vested. We recognized compensation expense related to these Class C Units of $0.5 million and $0.5 million for the three months ended June 30, 2009 and 2008, respectively, and $0.7 million and $1.0 million for the six months ended June 30, 2009 and 2008. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $0.1 million and $0.1 million for the three months ended June 30, 2009 and 2008, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2009 and 2008, respectively.

(c) Stock Options

The fair value of each option granted under the 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model. For the three and six months ended June 30, 2009 and 2008, no stock options were granted. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. The expense recorded for the three months ended June 30, 2009 and 2008 was approximately $0.2 million and $0.3 million, respectively and approximately $0.5 million and $0.6 million for the six months ended June 30, 2009 and 2008, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $61,000 and $68,000 for the three months ended June 30, 2009 and 2008, respectively and $122,000 and $112,000 for the six months ended June 30, 2009 and 2008, respectively. Unearned compensation representing the unvested portion of the stock options totaled $3.0 million and $3.6 million as of June 30, 2009 and December 31, 2008, respectively. We expect to recognize this unearned compensation over the next 2.6 years on a weighted average basis.

The following table summarizes the 2004 Incentive Award Plan’s stock option activity for the six months ended June 30, 2009:

	Six months ended
	June 30, 2009
	Shares	Weighted average exercise price
Options outstanding, beginning of period	929,011	$29.70
Exercised	(32,653)	15.49
Cancelled / Forfeited	(45,084)	38.77

Options outstanding, end of period	851,274	$29.76

Exercisable, end of period	527,153	$24.56

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2009:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate Intrinsic Value	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate Intrinsic Value
$12.00-13.02	255,997	5.33	$12.03	$6,098,133	255,997	5.33	$12.03	$6,098,133
$13.47-14.50	12,500	5.59	14.19	270,738	12,500	5.59	$14.19	270,738
$20.37-28.09	70,318	6.49	23.41	874,721	32,229	6.48	$23.40	401,395
$33.18-41.73	512,459	7.73	39.87	—	226,427	7.71	39.46	—

	851,274	6.88	$29.76	$7,243,592	527,153	6.43	$24.56	$6,770,266

(d) Restricted Stock

During the six months ended June 30, 2009 and 2008, certain employees were granted an aggregate of 48,815 and 27,859 shares of restricted stock, respectively. The grant date fair values, which equal the market price of our common stock, are being expensed on a straight-line basis over the vesting period of the restricted stock, which is four years. During the six months ended June 30, 2009 and 2008, certain employees were granted an aggregate of 53,909 and 34,822 shares of restricted stock which, in addition to a service condition, are subject to a performance condition that impacts the number of shares ultimately granted to the employee. The performance condition is based upon our achievement of the respective year’s FFO per share targets. Upon evaluating the results of the performance condition, the final number of shares is determined and such shares vest based on achievement of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the original grant date and 30% vesting on each of the third and fourth anniversaries of the original grant date provided the grantee continues employment on each anniversary date. Based on our 2008 FFO per diluted share and unit, as adjusted by our compensation committee, all of the 2008 restricted stock satisfied the performance condition.

The expense recorded for the three months ended June 30, 2009 and 2008 related to grants of restricted stock was approximately $0.3 million and $0.1 million, respectively. The expense recorded for the six months ended June 30, 2009 and 2008 related to grants of restricted stock was approximately $0.5 million and $0.2 million, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.2 million and $0.1 million for the three months ended June 30, 2009 and 2008, respectively and approximately $0.3 million and $0.1 million for the six months ended June 30, 2009 and 2008, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $4.2 million and $2.2 million as of June 30, 2009 and December 31, 2008, respectively. We expect to recognize this unearned compensation over the next 3.3 years on a weighted average basis.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements related to US LIBOR, GBP LIBOR and EURIBOR based mortgage loans. To accomplish this objective, we primarily use interest rate swaps and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Under an interest rate cap, if the reference interest rate, such as one-month LIBOR, increases above the cap rate, the holder of the instrument receives a payment based on the notional value of the instrument, the length of the period, and the difference between the current reference rate and the cap rate. If the reference rate increases above the cap rate, the payment received under the interest rate cap will offset the increase in the payments due under the variable rate notes payable.

We record all our interest rate swaps and caps on the consolidated balance sheet at fair value. In determining the fair value of our interest rate swaps and caps, we consider the credit risk of our counterparties. These counterparties are generally larger financial institutions engaged in providing a variety of financial services. These institutions generally face similar risks regarding adverse changes in market and economic conditions, including, but not limited to, fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads. The current and pervasive disruptions in the financial markets have heightened the risks to these institutions.

Interest rate caps are viewed as a series of call options or caplets which exist for each period the cap agreement is in existence. As each caplet expires, the related cost of the expired caplet is amortized to interest expense with the remaining caplets carried at fair value. The value of interest rate caps is primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of interest rate caps. As the remaining life of an interest rate cap decreases, the value of the instrument will generally decrease towards zero. The purchase price of an interest rate cap is amortized to interest expense over the contractual life of the instrument. For interest rate caps that are designated as cash flow hedges under SFAS 133, the change in the fair value of an effective interest rate cap is recorded to accumulated other comprehensive income in equity. Amounts we are entitled to under interest rate caps, if any, are recognized on an accrual basis, and are recorded to as a reduction against interest expense in the accompanying condensed consolidated statements of operations.

Our agreements with some of our derivative counterparties provide either that (1) we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness or that (2) we could be declared in default on our derivative obligations if we default on any of our indebtedness, including a default where repayment of the underlying indebtedness has not been accelerated by the lender.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The fair value of these derivatives was ($5.8) million and ($5.8) million at June 30, 2009 and December 31, 2008, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2009 and 2008, respectively, there were no ineffective portions to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our debt. As of June 30, 2009, we estimate that an additional $4.9 million will be reclassified as an increase to interest expense during the twelve months ending June 30, 2010, when the hedged forecasted transactions impact earnings.

As of June 30, 2009 and December 31, 2008, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Notional Amount				Type of Derivative	Strike Rate	Effective Date	Expiration Date	Fair Value at Significant Other Observable Inputs (Level 2)
As of June 30, 2009		As of December 31, 2008						As of June 30, 2009	As of December 31, 2008
$21,566	(1)	$19,239	(1)	Swap	4.944	Jul. 10, 2006	Apr. 10, 2011	$(1,055)	$(986)
70,503	(1)	—	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013	1,062	—
15,028	(2)	15,041	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013	(840)	(559)
10,872	(2)	10,881	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013	(643)	(442)
9,567	(2)	9,575	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013	(542)	(365)
44,529	(2)	44,564	(2)	Swap	3.776	Dec. 5, 2006	Jan. 18, 2012	(2,005)	(1,131)
38,284	(2)	38,315	(2)	Swap	4.000	Dec. 20, 2006	Jan. 18, 2012	(1,932)	(1,207)
—		96,458		Swap	3.167	Oct. 15, 2008	June 15, 2009	—	(1,116)
18,100		—		Cap	4.000	June 24, 2009	June 25, 2012	109	—

$228,449		$234,073						$(5,846)	$(5,806)

(1)	Translation to U.S. dollars is based on exchange rate of $1.65 to £1.00 as of June 30, 2009 and $1.46 to £1.00 as of December 31, 2008.

(2)	Translation to U.S. dollars is based on exchange rate of $1.41 to €1.00 as of June 30, 2009 and $1.40 to €1.00 as of December 31, 2008.

We do not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2009.

10. Fair Value of Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

SFAS No. 107, Disclosure about Fair-value of Financial Instruments, requires the Company to disclose fair-value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair-value. The Company’s disclosures of estimated fair-value of financial instruments at June 30, 2009 and December 31, 2008, respectively, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. As described in note 9, the interest rate cap and interest rate swaps are recorded at fair value.

We calculate the fair value of our mortgage loans, unsecured senior notes and exchangeable senior debentures based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral and other loan terms, including excess exchange value which exists related to our 2006 Debentures. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt. The carrying value of our revolving credit facility approximates fair value, due to the short-term nature of this instrument along with the variability of interest rates.

As of June 30, 2009 and December 31, 2008, the aggregate fair value and carrying value of our revolving credit facility, mortgage loans, unsecured senior notes and exchangeable senior debentures were as follows (in thousands):

	As of June 30, 2009		As of December 31, 2008
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Revolving credit facility (1)	$32,668	$32,668	$138,579	$138,579
Unsecured senior notes (2)	86,309	83,000	58,801	58,000
Mortgage loans (2)	924,669	973,604	918,040	1,026,594
Exchangeable senior debentures (2)(3)	469,079	430,234	181,861	161,901

	$1,512,725	$1,519,506	$1,297,281	$1,385,074

(1)	The carrying value of our revolving credit facility approximates estimated fair value, due to the short-term nature of this instrument along with the variability of interest rates.

(2)	Valuations for our unsecured senior notes and mortgage loans are determined based on the expected future payments discounted at risk-adjusted rates. Exchangeable senior debentures are valued based on quoted market prices.

(3)	The carrying values are net of discount of $8,666 and $10,599 as of June 30, 2009 and December 31, 2008, respectively. The discount relates to our 2006 Debentures, which are accounted for pursuant to FSP APB-14-1.

11. Related Party Transactions

In December 2006, we entered into ten leases with tel(x), pursuant to which tel(x) provides enhanced meet-me-room services to our customers, and during 2008 we entered into two Turn-Key DatacenterSM with tel(x). tel(x) was acquired by GI Partners Fund II, LLP in November 2006. Richard Magnuson, our Chairman, is also the chief executive officer of the advisor to GI Partners Fund II, LLP. Our consolidated statements of operations include rental revenues of approximately $5.0 million and $3.7 million from tel(x) for the three months ended June 30, 2009 and 2008, respectively and $9.2 million and $7.3 million for the six months ended June 30, 2009 and 2008, respectively. In connection with the lease agreements, we entered into an operating agreement with tel(x), effective as of December 1, 2006, with respect to joint sales and marketing efforts, designation of representatives to manage the national relationship between us and tel(x) and future meet-me-room facilities. Under the operating agreement, tel(x) has a sixty-day option to enter into a meet-me-room lease for certain future meet-me-room buildings acquired by us or any buildings currently owned by us that are converted into a meet-me-room building.

We also entered into a referral agreement with tel(x), effective as of December 1, 2006, with respect to referral fees arising out of potential future lease agreements for rentable space in buildings covered by the meet-me-room lease agreements. Referral fees earned during the three and six months ended June 30, 2009 and 2008 amounted to $0.2 million and $35,000, respectively.

12. Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 192,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2012. We made payments of approximately $20,000 and $35,000 to the seller during the six months ended June 30, 2009 and 2008, respectively. We have recorded approximately $0.5 million for this contingent liability on our balance sheet at June 30, 2009.

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other liabilities include $1.2 million and $1.4 million for this liability as of June 30, 2009 and December 31, 2008, respectively. During the six months ended June 30, 2009 and 2008, we paid approximately $0.2 million and $0.2 million, respectively, to the seller.

As part of the acquisition of Naritaweg 52 in December 2007, we entered into an agreement with the seller whereby the seller is entitled to receive up to 50% of the gain on sale of the property if the property is sold within 12 months (50% of gain) or 24 months (25% of gain) from the date of purchase to an unaffiliated buyer.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At June 30, 2009, we had open commitments related to construction contracts of $76.6 million, excluding approximately $7.2 million of the obligations for which third parties are obligated to reimburse us.

13. Tenant leases

Revenues recognized from Savvis Communications comprised approximately 10.0% and 11.5% of total operating revenues, for the three months ended June 30, 2009 and 2008, respectively and 10.2% and 11.5% for the six months ended June 30, 2009 and 2008, respectively. Other than noted here, for the three and six months ended June 30, 2009 and 2008 no single tenant accounted for more than 10% of total operating revenues.

14. Subsequent Events

On July 28, 2009, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit.

Share Class	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Common Stock and Common Unit
Dividend and distribution amount	$0.531250	$0.492188	$0.273438	$0.343750	$0.360000
Dividend and distribution payable date	September 30, 2009	September 30, 2009	September 30, 2009	September 30, 2009	September 30, 2009
Dividend payable to shareholders of record on	September 15, 2009	September 15, 2009	September 15, 2009	September 15, 2009	September 15, 2009
Annual equivalent rate of dividend and distribution	$2.125	$1.969	$1.094	$1.375	$1.440

We notified the lenders under our mortgage agreement with respect to 2323 Bryan Street that we will repay in full the outstanding principal balance, accrued interest and other fees due on the loan on August 6, 2009. We expect to finance the repayment of approximately $54.8 million with a combination of unrestricted cash and borrowings under our revolving credit facility.

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

As of June 30, 2009, we owned an aggregate of 75 technology-related real estate properties, excluding one property held as an investment in an unconsolidated joint venture, with 13.0 million rentable square feet including approximately 1.1 million square feet of space held for redevelopment. At June 30, 2009, approximately 186,000 square feet of our space held for redevelopment was under construction for Turn-Key DatacenterSM and build-to-suit datacenter space in four U.S. and two European markets.

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

We may acquire properties subject to existing mortgage financing and other indebtedness or new indebtedness may be incurred in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any dividends with respect to our common stock and our preferred stock. We currently intend to limit our indebtedness to 60% of our total market capitalization and, based on the closing price of our common stock on June 30, 2009 of $35.85, our ratio of debt to total market capitalization was approximately 30% as of June 30, 2009. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us (with the per unit value equal to the market value of one share of our common stock and excluding long-term incentive units and Class C Units), plus the book value of our total consolidated indebtedness.

Revenue Base. As of June 30, 2009, we owned 75 properties through our Operating Partnership, excluding one property held as an investment in an unconsolidated joint venture. These properties are mainly located throughout the U.S., with 13 properties located in Europe and one property in Canada. We acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties Acquired (1)	Net Rentable Square Feet (2)	Square Feet of Space Held for Redevelopment as of June 30, 2009 (3)
2002	5	1,125,292	19,890
2003	6	1,009,448	48,912
2004	10	2,587,455	99,014
2005	20	3,266,558	243,739
2006	16	2,059,832	161,766
2007	13	1,634,635	182,309
2008	5	171,666	392,582

Properties owned as of June 30, 2009	75	11,854,886	1,148,212

(1)	Excludes properties sold in 2007 and 2006: 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006.

(2)	Current net rentable square feet as of June 30, 2009. Excludes space held for redevelopment.

(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space. The amounts included in this table represents current redevelopment space as of June 30, 2009 in the properties acquired during the relevant period.

As of June 30, 2009, the properties in our portfolio were approximately 94.8% leased excluding 1.1 million square feet held for redevelopment. Due to the capital intensive and long term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of June 30, 2009, our original average lease term was in excess of 13 years, with an average of eight years remaining. The majority of our leasing since the completion of our initial public offering in November 2004 has been at lease terms shorter than 12 years. Our lease expirations through December 31, 2010 are 8.7% of net rentable square feet excluding space held for redevelopment as of June 30, 2009. Operating revenues from properties outside the United States were $19.9 million and $11.5 million for the three months ended June 30, 2009 and 2008, respectively and $39.4 million and $22.4 million for the six months ended June 30, 2009 and 2008, respectively.

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

Rental income. The amount of rental income generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 1.1 million square feet held for redevelopment, as of June 30, 2009, the occupancy rate of the properties in our portfolio was approximately 94.8% of our net rentable square feet.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 11.9 million net rentable square feet, excluding redevelopment space, at June 30, 2009 is approximately 119,000 net rentable square feet of space with extensive datacenter improvements that is currently, or will shortly be, available for lease. Since our IPO, we have leased approximately 1,975,000 square feet of similar space. These Turn-Key DatacentersSM are effective solutions for tenants who lack the expertise or capital budget to provide their own extensive datacenter infrastructure and security. Our expertise in datacenter construction and operations enables us to lease space to these tenants at a significant premium over other uses. Negative trends in one or more of these factors, including as a result of the conditions described above under “Global market and economic conditions,” could adversely affect our rental income in future periods.

In addition, as of June 30, 2009, we had approximately 1.1 million square feet of redevelopment space, or approximately 9% of the total space in our portfolio, including three vacant properties comprising approximately 436,000 square feet. Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for redevelopment space. We will require additional capital to finance our redevelopment activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.” Our ability to grow earnings depends in part on our ability to redevelop space and lease redevelopment space at favorable rates, which we may not be able to obtain. We may purchase additional vacant properties and properties with vacant redevelopment space in the future.

Economic downturns, including as a result of the conditions described above under “Global market and economic conditions,” or regional downturns affecting our sub-markets or downturns in the technology-related real estate industry that impair our ability to lease or renew or re-lease space, otherwise reduce returns on our investments or the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. As of June 30, 2009 one tenant, Lyondell Chemical Company (Lyondell) was in bankruptcy. As of June 30, 2009, Lyondell leased approximately 15,500 square feet of net rentable space at a property in Dallas, Texas and was current on all of its rental obligations.

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 0.6 million square feet of available space in our portfolio, which excludes approximately 1.1 million square feet available for redevelopment as of June 30, 2009, leases representing approximately 2.9% and 5.8% of the net rentable square footage of our portfolio are scheduled to expire during the six months ending December 31, 2009 and the year ending December 31, 2010, respectively.

Market concentration. We depend on the market for technology based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of June 30, 2009 our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of 6/30/09 Total Annualized Rent (1)
Silicon Valley	16.0%
Chicago	11.6%
Dallas	10.2%
Northern Virginia	9.7%
New York/New Jersey	9.5%
Phoenix	6.7%
San Francisco	5.2%
Los Angeles	5.0%
Dublin, Ireland	4.3%
Other	21.8%

100.0%

(1)	Annualized rent is monthly contractual rent under existing leases as of June 30, 2009 multiplied by 12.

Operating expenses. Our operating expenses generally consist of utilities, property and ad valorem taxes, property management fees, insurance and site maintenance costs, as well as rental expenses on our ground and building leases. In particular, our buildings require significant power to support the datacenter operations contained in them. In June 2009, the U.S. House of Representatives approved comprehensive clean energy and climate change legislation that is intended to cut greenhouse gas emissions, create new clean energy jobs and enhance the energy independence of the United States. This legislation would reduce greenhouse gas emissions in the United States through an economy-wide cap-and-trade program. The U.S. Senate is expected to prepare its own version of the legislation in the fall of 2009 that would then need to be reconciled with the House bill. In addition, since 2005 the European Union (including the United Kingdom) has been operating under a cap-and-trade program, which directly affects the largest emitters of greenhouse gases, including electricity producers from whom we purchase power. Any additional taxation or regulation of energy use, including as a result of the legislation that the U.S. Congress is currently considering or any further reductions in the EU greenhouse gas cap, could significantly increase our costs, and we may not be able to effectively pass all of these costs on to our tenants. Many of our leases contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. However, we generally are not entitled to reimbursement of property operating expenses and real estate taxes under our leases for Turn-Key DatacentersSM. We also incur general and administrative expenses, including expenses relating to our asset management function, as well as significant legal, accounting and other expenses related to corporate governance, U.S. Securities and Exchange Commission reporting and compliance with the various provisions of the Sarbanes-Oxley Act. Increases or decreases in such operating expenses will impact our overall performance. We expect to incur additional operating expenses as we continue to expand.

Interest Rates. As of June 30, 2009, we had approximately $261.2 million of variable rate debt, of which approximately $228.4 million was mortgage debt subject to interest rate cap or swap agreements, and $32.7 million was outstanding on our revolving credit facility. The availability of debt and equity capital has significantly decreased as a result of the circumstances described above under “Global market and economic conditions.” The affects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to our stockholders necessary to maintain our qualification as a REIT.

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

Investments in Real Estate

Acquisition of real estate. The price that we pay to acquire a property is impacted by many factors including the condition of the property and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the property and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases, any debt assumed from the seller or loans made by the seller to us and any building leases assumed from the seller. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. Our allocation methodology is summarized in note 2 to our condensed consolidated financial statements included elsewhere in this report. These allocation assessments have a direct impact on our results of operations. For example, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the property as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time. This potential effect occurs because the amounts allocated to property are depreciated over the estimated lives of the property whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of the value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in our condensed consolidated statements of operations.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the three and six months ended June 30, 2009 and 2008. A summary of our operating results from continuing operations for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(adjusted)(1)		(adjusted)(1)
Statement of Operations Data:
Total operating revenues	$155,007	$123,776	$304,141	$238,323
Total operating expenses	(112,161)	(94,942)	(222,092)	(184,195)

Operating income	42,846	28,834	82,049	54,128
Other expenses, net	(21,643)	(15,284)	(39,657)	(29,762)

Net income	$21,203	$13,550	$42,392	$24,366

(1)	As discussed in Note 2, “New Significant Accounting Policies”, in the notes to the condensed consolidated financial statements (unaudited), certain amounts have been adjusted from the Company’s historical results due to the adoption of FSP APB 14-1 and SFAS 160.

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of such growth, a period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (same store properties are properties that were owned and operated for the entire current period and the entire immediate preceding year). The following table identifies each of the properties in our portfolio acquired from January 1, 2008 through June 30, 2009.

Acquired Properties	Acquisition Date	Redevelopment Space as of June 30, 2009 (1)	Net Rentable Square Feet Excluding Redevelopment Space	Square Feet including Redevelopment Space	Occupancy Rate as of June 30, 2009 (2)
As of December 31, 2007 (70 properties)		755,630	11,683,220	12,438,850	94.7%

January 1, 2008 through June 30, 2009
365 South Randolphville Road	Feb-08	264,792	—	264,792	—
650 Randolph Road	Jun-08	127,790	—	127,790	—
1201 Comstock Street	Jun-08	—	24,000	24,000	100.0
Manchester Technopark Plot C1, Birley Fields	Jun-08	—	38,016	38,016	100.0
7505 Mason King Court	Nov-08	—	109,650	109,650	100.0

Subtotal		392,582	171,666	564,248	100.0%

Total		1,148,212	11,854,886	13,003,098	94.8%

(1)	Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space.

(2)	Occupancy rates exclude redevelopment space.

In May 2008, we acquired 701 & 717 Leonard Street, a parking garage adjacent to one of our properties in Dallas, Texas; however, we exclude the acquisition from our property count.

In May 2009, we acquired three parcels of land in Ashburn, Virginia to be developed. The parcels are not included in our property count.

Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008 and the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

Portfolio

As of June 30, 2009, our portfolio consisted of 75 properties, excluding one property held as an investment in an unconsolidated joint venture, with an aggregate of 13.0 million net rentable square feet including 1.1 million square feet held for redevelopment compared to a portfolio consisting of 74 properties, excluding one property held as an investment in an unconsolidated joint venture, with an aggregate of 12.9 million net rentable square feet including 1.9 million square feet held for redevelopment as of June 30, 2008. The increase in our portfolio reflects the acquisition of one operating property in the twelve months ended June 30, 2009.

Operating revenues

Operating revenues during the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Rental	$125,380	$97,966	$27,414	$243,469	$190,712	$52,757
Tenant reimbursements	29,544	25,698	3,846	60,571	47,485	13,086
Other	83	112	(29)	101	126	(25)

Total operating revenues	$155,007	$123,776	$31,231	$304,141	$238,323	$65,818

As shown by the same store and new properties table shown below, the increases in rental revenues and tenant reimbursement revenues in the three and six month periods ended June 30, 2009 compared to the same periods in 2008 were primarily due to new leasing at our same store properties and our acquisition of properties. We acquired one operating property during the twelve months ended June 30, 2009.

The following table shows operating revenues for new properties (properties that were not owned for each of the full three and six months ended June 30, 2009 and 2008) and same store properties (all other properties) (in thousands):

	Same Store Three Months Ended June 30,			New Properties Three Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Rental	$122,415	$97,892	$24,523	$2,965	$74	$2,891
Tenant reimbursements	28,444	25,698	2,746	1,100	—	1,100
Other	83	112	(29)	—	—	—

Total operating revenues	$150,942	$123,702	$27,240	$4,065	$74	$3,991

	Same Store Six Months Ended June 30,			New Properties Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Rental	$238,408	$190,638	$47,770	$5,061	$74	$4,987
Tenant reimbursements	58,363	47,485	10,878	2,208	—	2,208
Other	101	126	(25)	—	—	—

Total operating revenues	$296,872	$238,249	$58,623	$7,269	$74	$7,195

Same store rental revenues increased in the three and six months ended June 30, 2009 compared to the same period in 2008 primarily as a result of new leases at our properties during the twelve months ended June 30, 2009 due to strong demand for datacenter space, including leases of completed redevelopment space, the largest of which was for space in Devin Shafron (3 buildings), 1500 Space Park Drive, 2440 Marsh Lane, Clonshaugh Industrial Estate II, 350 East Cermak Road and Mundells Roundabout. Rental revenue included amounts earned from leases with tel(x), a related party, of approximately $5.0 million and $3.7 million for the three months ended June 30, 2009 and 2008, respectively and $9.2 million and $7.3 million for the six months ended June 30, 2009 and 2008, respectively. Same store tenant reimbursement revenues increased in the three and six months ended June 30, 2009 as compared to the same periods in 2008 primarily as a result of new leasing and higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 3011 Lafayette Street, 111 8th Avenue (2nd and 6th floors), Devin Shafron (3 buildings) and 1500 Space Park Drive.

New property increases resulted from properties acquired during the period from January 1, 2008 to June 30, 2009. For the three and six months ended June 30, 2009, 1201 Comstock Street , Manchester Technopark and 7505 Mason King Court contributed $3.8 million, or approximately 96% and $6.9 million, or approximately 96% of the total new properties increase in revenues compared to the same periods in 2008.

Operating Expenses and Interest Expense

Operating expenses and interest expense during the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Rental property operating and maintenance	$42,301	$35,943	$6,358	$84,874	$67,624	$17,250
Property taxes	9,149	8,522	627	18,360	16,646	1,714
Insurance	1,488	1,198	290	2,944	2,403	541
Depreciation and amortization	49,183	39,591	9,592	95,487	78,744	16,743
General and administrative	10,040	9,686	354	20,142	18,469	1,673
Other	—	2	(2)	285	309	(24)

Total operating expenses	$112,161	$94,942	$17,219	$222,092	$184,195	$37,897

Interest expense (adjusted)(1)	$22,495	$14,956	$7,539	$41,432	$30,158	$11,274

(1)	As discussed in Note 2, “New Significant Accounting Policies”, to the condensed consolidated financial statements (unaudited), certain amounts have been adjusted from the Company’s historical results due to the adoption of FSP APB 14-1 and SFAS 160.

As shown in the same store expense and new properties expense table below, total expenses in the three and six months ended June 30, 2009 increased compared to the same periods in 2008 primarily as a result of higher same store utility and maintenance costs as well as increased depreciation from additional redevelopment projects placed into service and from recently acquired properties.

The following table shows expenses for new properties (properties that were not owned for each of the full three and six months ended June 30, 2009 and 2008) and same store properties (all other properties) (in thousands):

	Same Store Three Months Ended June 30,			New Properties Three Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Rental property operating and maintenance	$40,435	$35,931	$4,504	$1,866	$12	$1,854
Property taxes	8,986	8,521	465	163	1	162
Insurance	1,463	1,198	265	25	—	25
Depreciation and amortization	48,092	39,591	8,501	1,091	—	1,091
General and administrative (1)	10,040	9,686	354	—	—	—
Other	—	2	(2)	—	—	—

Total operating expenses	$109,016	$94,929	$14,087	$3,145	$13	$3,132

Interest expense (adjusted) (2)	$22,459	$14,954	$7,505	$36	$2	$34

	Same Store Six Months Ended June 30,			New Properties Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Rental property operating and maintenance	$81,529	$67,555	$13,974	$3,345	$69	$3,276
Property taxes	18,093	16,645	1,448	267	1	266
Insurance	2,902	2,403	499	42	—	42
Depreciation and amortization	93,552	78,744	14,808	1,935	—	1,935
General and administrative (1)	20,142	18,469	1,673	—	—	—
Other	285	309	(24)	—	—	—

Total operating expenses	$216,503	$184,125	$32,378	$5,589	$70	$5,519

Interest expense (adjusted) (2)	$41,396	$30,156	$11,240	$36	$2	$34

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.

(2)	As discussed in Note 2, “New Significant Accounting Policies”, to the condensed consolidated financial statements (unaudited), certain amounts have been adjusted from the Company’s historical results due to the adoption of FSP APB 14-1 and SFAS 160.

Same store rental property operating and maintenance expenses increased in the three and six months ended June 30, 2009 compared to the same period in 2008 primarily as a result of higher utility rates in several of our properties along with redevelopment projects being placed into service leading to higher utility expense in 2009. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $3.5 million and $2.9 million for the three months ended June 30, 2009 and 2008, respectively, and $6.7 million and $5.5 million for the six months ended June 30, 2009 and 2008, respectively.

Same store depreciation and amortization expense increased in the three and six months ended June 30, 2009 compared to the same periods in 2008, principally because of depreciation of redevelopment projects that were placed into service in the final six months of 2008 and during 2009.

General and administrative expenses for the three and six months ended June 30, 2009 increased compared to the same periods in 2008 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher professional fees and marketing expenses.

Same store interest expense increased for the three and six months ended June 30, 2009 as compared to the same period in 2008 primarily as a result of higher average outstanding debt balances during 2009 compared to 2008 due to financings on 3 Corporate Place, 1500 Space Park Drive and Mundells Roundabout, partially offset by a decrease in interest expense at 350 East Cermak Road due to a lower variable interest rate and early paydown of the loan in March 2009. During the three months ended June 30, 2009 and 2008, we capitalized interest of approximately $2.1 million and $4.7 million, respectively, and for the six months ended June 30, 2009 and 2008, we capitalized interest of approximately $5.2 million and $9.4 million, respectively.

New property increases were caused by properties acquired during the period from January 1, 2008 to June 30, 2009. For the three and six months ended June 30, 2009, Manchester Technopark and 1201 Comstock Street contributed $2.2 million, or approximately 70%, and $4.3 million, or approximately 77% of the total new properties increase in total operating expenses compared to the same periods in 2008.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

As of June 30, 2009, we had $69.3 million of cash and cash equivalents, excluding $30.7 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements as well as capital expenditures.

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

As of June 30, 2009, our revolving credit facility had a total capacity of $720.0 million and matures in August 2010, subject to two one-year extension options exercisable by us. The bank group is obligated to grant extension options provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility. As of June 30, 2009, borrowings under the revolving credit facility bore interest at a blended rate of 1.41% (US Dollar), and 2.01% (Euro), which are based on 1-month US LIBOR and 1-month EURIBOR, respectively, plus a margin of 1.10%. The margin can range from 1.10% to 2.00%, depending on our Operating Partnership’s total overall leverage. The revolving credit facility has a $485.0 million sub-facility for multicurrency advances in British Pound Sterling, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes. As of June 30, 2009, approximately $32.7 million was drawn under this facility, and $13.2 million of letters of credit were issued, leaving approximately $673.5 million available for use.

For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.

On June 24, 2009 we completed the financing of 1201 Comstock Street in Santa Clara, California. The new loan for $18.1 million has a three-year maturity and is subject to a one-year extension upon the satisfaction of certain conditions. The loan has a variable rate of LIBOR plus 3.5% and is subject to a 4.0% interest rate cap.

On April 28, 2009, an additional $45.0 million commitment was obtained for the revolving credit facility, increasing total commitments from $675.0 million to $720.0 million. Concurrently, the sub-facility for multicurrency advances increased from $462.5 million to $485.0 million.

On April 20, 2009, our Operating Partnership issued $266.4 million of its 5.50% Exchangeable Senior Debentures due 2029 as discussed in note 4 to the condensed consolidated financial statements. The $258.6 million in net proceeds from the sale of the Debentures were used to temporarily repay a portion of our borrowings under our revolving credit facility, to fund development and redevelopment opportunities and for general corporate purposes.

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

Construction

As of June 30, 2009 and December 31, 2008, work in progress, including the proportionate land and property costs related to current construction projects, amounted to $177.3 million, or $218.7 million including construction accruals and other capitalized costs, and $325.6 million, or $412.8 million including construction accruals, respectively. Separately, our redevelopment program included the proportionate land and building costs related to other targeted projects in the amount of $124.2 million and $76.1 million as of June 30, 2009 and December 31, 2008, respectively. Work in progress related to non-redevelopment projects, primarily tenant and building improvements, amounted to $1.9 million and $2.1 million as of June 30, 2009 and December 31, 2008, respectively.

Future uses of cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of June 30, 2009, we had approximately 1.1 million square feet of redevelopment space and we also owned approximately 119,000 net rentable square feet of datacenter space with extensive installed tenant improvements that we may subdivide for Turn-Key DatacenterSM use during the next two years rather than lease to large single tenants. Turn-Key DatacenterSM space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key DatacenterSM space, we expect to incur significant tenant improvement costs to build out and redevelop these spaces. At June 30, 2009, approximately 186,000 square feet of our space held for redevelopment was under construction for Turn-Key DatacenterSM, build-to-suit datacenter and Powered Base BuildingSM space in four U.S. and European markets. At June 30, 2009, we had commitments under construction contracts for approximately $76.6 million, excluding approximately $7.2 million of the obligations for which third parties are obligated to reimburse us. We currently expect to incur approximately $150.0 million to $160.0 million of capital expenditures for our redevelopment program during the six months ended December 31, 2009, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

We are also subject to the commitments discussed below under “Commitments and Contingencies” and “Off-Balance Sheet Arrangements”, and “Distributions” as described below.

Consistent with our growth strategy, we actively pursue opportunities for potential acquisitions, with due diligence and negotiations often at different stages at different times. We currently expect acquisitions for the six months ended December 31, 2009 to be approximately $120.0 million to $200.0 million, though this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results, availability of debt or equity capital or based on acquisition opportunities.

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

Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 192,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2012. We made payment of approximately $20,000 and $35,000 to the seller during the six months ended June 30, 2009 and 2008, respectively. We have recorded approximately $0.5 million for this contingent liability on our balance sheet at June 30, 2009.

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other liabilities include $1.2 million and $1.4 million for this liability as of June 30, 2009 and December 31, 2008, respectively. During the six months ended June 30, 2009 and 2008, we paid approximately $0.2 million and $0.2 million, respectively, to the seller.

As of June 30, 2009, we were a party to interest rate cap and swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt maturities and principal payments as of June 30, 2009 (in thousands):

	Revolving Credit Facility (1)	Unsecured Senior Notes	Mortgage Loans		Exchangeable Senior Debentures		Total Debt
Remainder of 2009	$—	$—	$60,800	(2)	$—		$60,800
2010	32,668	—	14,304		—		46,972
2011	—	25,000	114,977		172,500	(3)	312,477
2012	—	—	108,720		—		108,720
2013	—	33,000	150,650		—		183,650
Thereafter	—	25,000	521,912		266,400	(4)	813,312

Subtotal	$32,668	$83,000	$971,363		$438,900		$1,525,931
Unamortized discount	—	—	—		(8,666)		(8,666)
Unamortized premium	—	—	2,241		—		2,241

Total	$32,668	$83,000	$973,604		$430,234		$1,519,506

(1)

Subject to two one-year extension options exercisable by us. The bank group is obligated to grant extension options provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility.

(2)	Mortgage loan at 2323 Bryan Street in the amount of $54.6 million is expected to be paid off in August 2009.

(3)	Assumes maturity of 4.125% exchangeable senior debentures due 2026 at first redemption date in August 2011.

(4)	Assumes maturity of 5.50% exchangeable senior debentures due 2029 at first redemption date in April 2014.

The table below summarizes our debt, as of June 30, 2009 (in millions):

Debt Summary:
Fixed rate	$1,258.4
Variable rate—hedged by interest rate swaps	228.4

Total fixed rate and hedged variable rate	1,486.8
Variable rate—unhedged	32.7

Total	$1,519.5

Percent of Total Debt:
Fixed rate (including swapped debt)	97.8%
Variable rate	2.2%

Total	100.0%

Effective Interest Rate as of June 30, 2009(1) :
Fixed rate (including hedged variable rate debt)	5.98%
Variable rate	1.55%
Effective interest rate	5.89%

(1)	Excludes impact of deferred financing cost amortization.

As of June 30, 2009, we had approximately $1.5 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total market capitalization was approximately 30% (based on the closing price of our common stock on June 30, 2009 of $35.85). For this purpose, our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us (with the per unit value equal to the market value of one share of our common stock and excluding long-term incentive units and Class C Units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various LIBOR, GBP LIBOR and EURIBOR rates ranging from one to twelve months, depending on the respective agreement governing the debt. Assuming maturity of our 4.125% exchangeable senior debentures due 2026 and 5.50% exchangeable senior debentures due 2029 at their first redemption dates in August 2011 and April 2014, respectively, as of June 30, 2009, our debt had a weighted average term to initial maturity of approximately 4.7 years (approximately 4.8 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of June 30, 2009, we were party to interest rate swap and cap agreements related to $228.4 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

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

Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008

The following table shows cash flows and ending cash and cash equivalent balances for the six months ended June 30, 2009 and 2008, respectively (in thousands):

	Six Months Ended June 30,
	2009	2008	Change
Net cash provided by operating activities (including discontinued operations)	$143,482	$73,354	$70,128
Net cash used in investing activities	(261,148)	(322,084)	60,936
Net cash provided by financing activities	113,648	237,142	(123,494)

Net increase in cash and cash equivalents	$(4,018)	$(11,588)	$7,570

The increase in net cash provided by operating activities was primarily due to increased cash flows from new leasing at our same store properties and new operating properties acquired during the twelve months ended June 30, 2009. Net cash used in investing activities decreased for the six months ended June 30, 2009, as we had a decrease in cash paid for acquisitions for the six months ended June 30, 2009 ($19.1 million) as compared to the same period in 2008 ($68.6 million).

Net cash flows from financing activities consisted of the following amounts (in thousands):

	Six Months Ended June 30,
	2009	2008	Change
Net repayments of borrowings	$(145,673)	$(19,767)	$(125,906)
Net proceeds from issuance of common/preferred stock, including exercise of stock options	83,736	335,524	(251,788)
Net proceeds from 5.50% exchangeable senior debentures	258,949	—	258,949
Dividend and distribution payments	(100,411)	(85,567)	(14,844)
Other	17,047	6,952	10,095

Net cash provided by financing activities	$113,648	$237,142	$(123,494)

The change in net borrowings for the six months ended June 30, 2009 as compared to the same period in 2008 was a result of increased repayments on the revolving credit facility with proceeds from the issuance of our common stock (net proceeds of $83.2 million in February 2009) and 5.50% exchangeable senior debentures (net proceeds of $258.9 million in April 2009) as compared to repayments with proceeds from the issuance of our preferred stock (net proceeds of $334.1 million in February 2008). The increase in dividend and distribution payments for the six months ended June 30, 2009 as compared to the same period in 2008 was a result of an increase in shares outstanding in 2009 as compared to 2008 and dividends on our series D preferred stock being paid for a two full quarters for the six months ended June 30, 2009, whereas this series of preferred stock was outstanding for only a portion of the six months ended June 30, 2008.

Noncontrolling interests in Operating Partnership

Noncontrolling interests relate to the common units in the Operating Partnership that are not owned by us, which, as of June 30, 2009, amounted to 7.2% of the Operating Partnership common units. In conjunction with our formation, GI Partners received common units, in exchange for contributing ownership interests in properties to the Operating Partnership. Also in connection with acquiring real estate interests owned by third parties, the Operating Partnership issued common units to those sellers.

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

Inflation

Many of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above. See “Factors Which May Influence Future Results of Operations—Operating Expenses” for further discussion.

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

We use interest rate swap and cap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of June 30, 2009, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$1,258.4	$1,255.3
Variable rate debt subject to interest rate swaps and caps	228.4	224.7

Total fixed rate debt (including interest rate swaps and caps)	1,486.8	1,480.0
Variable rate debt	32.7	32.7

Total outstanding debt	$1,519.5	$1,512.7

Interest rate swaps included in this table and their fair values as of June 30, 2009 and December 31, 2008 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of June 30, 2009		As of December 31, 2008		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of June 30, 2009	As of December 31, 2008
$21,566	(1)	$19,239	(1)	Swap	4.944	Jul. 10, 2006	Apr. 10, 2011	$(1,055)	$(986)
70,503	(1)	—	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013	1,062	—
15,028	(2)	15,041	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013	(840)	(559)
10,872	(2)	10,881	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013	(643)	(442)
9,567	(2)	9,575	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013	(542)	(365)
44,529	(2)	44,564	(2)	Swap	3.776	Dec. 5, 2006	Jan. 18, 2012	(2,005)	(1,131)
38,284	(2)	38,315	(2)	Swap	4.000	Dec. 20, 2006	Jan. 18, 2012	(1,932)	(1,207)
—		96,458		Swap	3.167	Oct. 15, 2008	June 15, 2009	—	(1,116)
18,100		—		Cap	4.000	June 24, 2009	June 25, 2012	109	—

$228,449		$234,073						$(5,846)	$(5,806)

(1)	Translation to U.S. dollars is based on exchange rate of $1.65 to £1.00 as of June 30, 2009 and $1.46 to £1.00 as of December 31, 2008.

(2)	Translation to U.S. dollars is based on exchange rate of $1.41 to €1.00 as of June 30, 2009 and $1.40 to €1.00 as of December 31, 2008.

Sensitivity to changes in interest rates.

The following table shows the effect if assumed changes in interest rates occurred:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps and caps following an assumed 10% increase in interest rates	24	$1.6
Decrease in fair value of interest rate swaps and caps following an assumed 10% decrease in interest rates	(24)	($1.6)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped or capped interest following a 10% increase in interest rates	24	0.1
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped or capped interest following a 10% increase in interest rates	(24)	(0.1)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(24)	7.9
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	24	(7.4)

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

Foreign currency exchange risk

As of June 30, 2009, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland and Canada and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British Pound, Euro and the Swiss Franc, except for our Canadian property for which the functional currency is the U.S. dollar. Our primary currency exposures are to the Euro and the British Pound Sterling. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of shareholders’ equity. For the three and six months ended June 30, 2009, operating revenues from properties outside the United States contributed $19.9 million and $39.4 million, respectively, which represented 12.9% and 13.0% of our operating revenues, respectively.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 – Legal Proceedings.

None.

ITEM 1A – Risk Factors.

None.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3 – Defaults Upon Senior Securities.

None.

ITEM 4 – Submission of Matters to a Vote of Security Holders.

On April 28, 2009, the Company held its Annual Meeting of Stockholders. The following resolutions were passed:

•	Election of the following six individuals as directors of the Company for a one-year term, which will expire at the 2010 Annual Meeting of Stockholders:

Nominee	Votes For	Votes Withheld
Richard A. Magnuson	62,785,442	5,696,787
Michael F. Foust	63,412,055	5,070,174
Laurence A. Chapman	63,413,171	5,069,058
Kathleen Earley	61,639,682	6,842,547
Ruann F. Ernst, Ph.D.	63,411,302	5,070,927
Dennis E. Singleton	63,411,984	5,070,245

•

Ratification of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009. This resolution was passed with 68,418,841 votes for, 35,650 votes against and 27,733 abstentions.

ITEM 5 – Other Information.

(a) Effective immediately, Christopher Crosby, the Company’s Senior Vice President, Sales and Technical Services, will transition into a new position, Senior Vice President, Corporate Development.

(b) None.

ITEM 6 – Exhibits

Exhibit

3.1(1)	Second Amended and Restated Bylaws of Digital Realty Trust, Inc.

10.1(2)	Eighth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

10.2(3)	Indenture, dated as of April 20, 2009, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 5.50% Exchangeable Senior Debentures due 2029.

10.3(3)	Registration Rights Agreement, dated April 20, 2009, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC.

10.4†	Second Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan.

10.5†	Third Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan.

12.1	Statement of Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on March 19, 2009.

(2)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on April 13, 2009.

(3)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the commission on April 22, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

August 6, 2009	/s/ MICHAEL F. FOUST
Michael F. Foust
Chief Executive Officer
(principal executive officer)

August 6, 2009	/s/ A. WILLIAM STEIN
A. William Stein
Chief Financial Officer and Chief Investment Officer
(principal financial officer)

August 6, 2009	/s/ EDWARD F. SHAM
Edward F. Sham
Vice President and Controller
(principal accounting officer)