Form 10-Q
period 2009-09-30
Digital Realty Trust, Inc.
filed 2009-11-09
CIK 1297996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer  ☒             Accelerated filer  ☐             Non-accelerated filer  ☐             Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2009
Common Stock, $.01 par value per share	76,519,931

DIGITAL REALTY TRUST, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$364,010	$316,318
Acquired ground leases	2,795	2,733
Buildings and improvements	2,770,434	2,467,830
Tenant improvements	270,490	255,818

Total investments in properties	3,407,729	3,042,699
Accumulated depreciation and amortization	(418,794)	(302,960)

Net investments in properties	2,988,935	2,739,739
Investment in unconsolidated joint venture	8,354	8,481

Net investments in real estate	2,997,289	2,748,220
Cash and cash equivalents	41,152	73,334
Accounts and other receivables, net of allowance for doubtful accounts of $2,376 and $2,109 as of September 30, 2009 and December 31, 2008, respectively	45,404	39,108
Deferred rent	134,458	99,957
Acquired above market leases, net	27,255	31,352
Acquired in place lease value and deferred leasing costs, net	213,239	222,389
Deferred financing costs, net	21,357	16,275
Restricted cash	36,813	45,470
Other assets	15,451	4,940

Total assets	$3,532,418	$3,281,045

LIABILITIES AND EQUITY
Revolving credit facility	$149,838	$138,579
Unsecured senior notes	83,000	58,000
Mortgage loans	935,206	1,026,594
4.125% exchangeable senior debentures due 2026, net of discount	164,826	161,901
5.50% exchangeable senior debentures due 2029	266,400	—
Accounts payable and other accrued liabilities	153,072	171,176
Accrued dividends and distributions	—	26,092
Acquired below market leases, net	67,099	76,660
Security deposits and prepaid rents	58,818	46,967

Total liabilities	1,878,259	1,705,969
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value, 30,000,000 authorized:
Series A Cumulative Redeemable Preferred Stock, 8.50%, $103,500,000 liquidation preference ($25.00 per share), 4,140,000 issued and outstanding	99,297	99,297
Series B Cumulative Redeemable Preferred Stock, 7.875%, $63,250,000 liquidation preference ($25.00 per share), 2,530,000 issued and outstanding	60,502	60,502
Series C Cumulative Convertible Preferred Stock, 4.375%, $175,000,000 liquidation preference ($25.00 per share), 6,999,955 and 7,000,000 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	169,067	169,068
Series D Cumulative Convertible Preferred Stock, 5.500%, $345,000,000 liquidation preference ($25.00 per share), 13,795,500 and 13,800,000 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	333,472	333,581
Common Stock; $0.01 par value: 125,000,000 authorized, 76,519,219 and 73,306,703 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	763	732
Additional paid-in capital	1,148,825	1,057,107
Dividends in excess of earnings	(211,596)	(166,863)
Accumulated other comprehensive loss, net	(26,471)	(49,503)

Total stockholders’ equity	1,573,859	1,503,921

Noncontrolling Interests:
Noncontrolling interests in operating partnership	62,212	66,797
Noncontrolling interests in consolidated joint venture	18,088	4,358

Total noncontrolling interests	80,300	71,155

Total equity	1,654,159	1,575,076

Total liabilities and equity	$3,532,418	$3,281,045

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(adjusted)		(adjusted)
Operating Revenues:
Rental	$130,878	$102,449	$374,347	$293,161
Tenant reimbursements	32,236	29,882	92,807	77,367
Other	113	9,685	214	9,811

Total operating revenues	163,227	142,016	467,368	380,339

Operating Expenses:
Rental property operating and maintenance	45,278	39,859	130,152	107,483
Property taxes	9,295	8,689	27,655	25,335
Insurance	1,495	1,252	4,439	3,655
Depreciation and amortization	50,439	46,548	145,926	125,292
General and administrative	10,660	11,261	30,802	29,730
Other	404	749	689	1,058

Total operating expenses	117,571	108,358	339,663	292,553

Operating income	45,656	33,658	127,705	87,786
Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	1,091	178	2,948	509
Interest and other income	90	453	736	1,515
Interest expense	(22,559)	(15,716)	(63,991)	(45,874)
Tax expense	(333)	(154)	(1,061)	(969)
Loss from early extinguishment of debt	—	—	—	(182)

Net income	23,945	18,419	66,337	42,785
Net income attributable to noncontrolling interests	(1,438)	(833)	(3,062)	(1,426)

Net income attributable to Digital Realty Trust, Inc.	22,507	17,586	63,275	41,359
Preferred stock dividends	(10,101)	(10,102)	(30,303)	(28,462)

Net income available to common stockholders	$12,406	$7,484	$32,972	$12,897

Net income per share available to common stockholders:
Basic	$0.16	$0.11	$0.44	$0.19
Diluted	$0.16	$0.10	$0.43	$0.19

Weighted average common shares outstanding:
Basic	76,301,577	70,916,019	75,714,757	67,425,030
Diluted	77,674,137	73,338,871	76,450,131	69,440,812

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
		(adjusted)		(adjusted)
Net income	$23,945	$18,419	$66,337	$42,785
Other comprehensive income (loss):
Foreign currency translation adjustments	3,160	(37,397)	26,534	(24,487)
Decrease in fair value of interest rate swaps	(3,237)	(3,576)	(4,437)	(75)
Reclassification to interest expense from interest rate swaps	1,134	(313)	2,599	(492)

Comprehensive income (loss)	25,002	(22,867)	91,033	17,731
Comprehensive income (loss) attributable to noncontrolling interests	(1,509)	2,406	(4,726)	331

Comprehensive income (loss) attributable to Digital Realty Trust, Inc.	$23,493	$(20,461)	$86,307	$18,062

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited in thousands)

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net income	$66,337	$42,785
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of unconsolidated joint venture	(2,948)	(509)
Distributions from unconsolidated joint venture	3,075	2,270
Write-off of net assets due to early lease terminations	689	1,058
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	114,857	84,290
Amortization of share-based unearned compensation	7,115	7,743
Allowance for doubtful accounts	267	(990)
Amortization of deferred financing costs	5,671	4,100
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	—	182
Amortization of debt discount/premium	2,637	1,795
Amortization of acquired in place lease value and deferred leasing costs	31,069	41,002
Amortization of acquired above market leases and acquired below market leases, net	(6,210)	(7,662)
Changes in assets and liabilities:
Restricted cash	8,668	(2,592)
Accounts and other receivables	(8,043)	(12,922)
Deferred rent	(34,067)	(24,972)
Deferred leasing costs	(7,152)	(7,356)
Other assets	(3,287)	2,693
Accounts payable and other accrued liabilities	27,626	(10,014)
Security deposits and prepaid rents	12,420	2,636

Net cash provided by operating activities	218,724	123,537

Cash flows from investing activities:
Acquisitions of properties	(37,446)	(68,595)
Deposits paid for acquisitions of properties	(1,830)	(1,160)
Receipt of value added tax refund	9,199	15,153
Refundable value added tax paid	(8,254)	(21,413)
Change in restricted cash	525	(1,678)
Improvements to investments in real estate	(323,155)	(389,215)
Improvement advances to tenants	(2,490)	(30,983)
Collection of advances from tenants for improvements	3,961	30,463
Purchase of joint venture partners’ interests	—	(610)

Net cash used in investing activities	(359,490)	(468,038)

DIGITAL REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited in thousands)

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flows from financing activities:
Borrowings on revolving credit facility	$350,563	$357,424
Repayments on revolving credit facility	(338,732)	(612,610)
Borrowings on unsecured senior notes	25,000	25,000
Proceeds from mortgage loans	37,809	166,655
Principal payments on mortgage loans	(159,897)	(15,566)
Proceeds from 5.5% exchangeable senior debentures	266,400	—
Change in restricted cash	(536)	175
Payment of loan fees and costs	(10,310)	(4,683)
Capital contributions received from noncontrolling interests in joint venture	17,231	9,323
Gross proceeds from the sale of common stock	83,750	220,915
Gross proceeds from the sale of preferred stock	—	334,650
Common stock offering costs paid	(533)	(9,124)
Preferred stock offering costs paid	—	(561)
Proceeds from exercise of stock options	4,252	3,457
Payment of dividends to preferred stockholders	(30,303)	(28,462)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(109,784)	(91,466)
Purchase of noncontrolling interests	(26,326)	—

Net cash provided by financing activities	108,584	355,127

Net (decrease) increase in cash and cash equivalents	(32,182)	10,626
Cash and cash equivalents at beginning of period	73,334	31,352

Cash and cash equivalents at end of period	$41,152	$41,978

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$57,905	$54,900
Cash paid for taxes	683	927
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$26,534	$12,910
Accrual of dividends and distributions	—	(24,487)
Decrease in accounts payable and other accrued liabilities and other assets, respectively, related to increase in fair value of interest rate swaps	(4,437)	(75)
Reclassification of owner’s equity to noncontrolling interest in the Operating Partnership	—	(13,248)
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	4,900	12,430
Non-cash allocation of investment in partnership to:
Land	17,024	2,093
Building	16,532	1,607
Accounts and other receivables	—	46
Other assets	—	10
Mortgage loans	(17,000)	(2,836)
Noncontrolling interest in consolidated joint venture	(16,556)	(920)
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	55,570	83,539
Allocation of purchase price of properties to:
Investments in real estate	37,112	67,868
Acquired above market leases	—	440
Acquired below market leases	—	(3,104)
Acquired in place lease value and deferred leasing costs	334	3,493
Accounts payable and other accrued liabilities	—	(38)
Security deposits and prepaid rents	—	(64)

Cash paid for acquisition of properties	$37,446	$68,595

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009 and 2008

(unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we or the Company) is engaged in the business of owning, acquiring, developing, redeveloping and managing technology-related real estate. The Company is focused on providing Turn-Key Datacenter® and Powered Base Building® datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from information technology and Internet enterprises, to manufacturing and financial services. As of September 30, 2009, our portfolio consisted of 78 properties, excluding one property held as an investment in an unconsolidated joint venture, of which 65 are located throughout North America and 13 are located in Europe. Our properties are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Chicago, Dallas, Los Angeles, New York/New Jersey, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S. and the London, Dublin, Paris and Amsterdam markets in Europe. The portfolio consists of Internet gateway and corporate datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

The Operating Partnership was formed on July 21, 2004 in anticipation of our initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of September 30, 2009, we own a 93.1% common interest and a 100% preferred interest in the Operating Partnership. As general partner, we have control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace us as the general partner nor do they have participating rights, although they do have certain protective rights.

2. Summary of Significant Accounting Policies

(a) Principles of Consolidation and Basis of Presentation

The accompanying interim condensed consolidated financial statements include all of the accounts of Digital Realty Trust, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. Intercompany balances and transactions have been eliminated.

Property interests contributed to the Operating Partnership by our predecessor, Global Innovation Partners, LLC (GI Partners) in exchange for Operating Partnership units have been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the contributed assets and assumed liabilities were recorded at the predecessor’s historical cost basis. Property interests acquired from third parties for cash or units are accounted for using purchase accounting. The accompanying interim condensed consolidated financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature, except as otherwise indicated. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. We have evaluated all subsequent events through November 9, 2009, the date the financial statements were issued. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008. Certain prior year amounts have been revised as a result of the adoption on January 1, 2009 of new accounting guidance surrounding convertible debt instruments that may be settled in cash upon conversion (see Note 4) as well as noncontrolling interests (see Note 7), which have both been applied retroactively to prior periods.

(b) Cash Equivalents

For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of September 30, 2009, cash equivalents consist of investments in money market instruments.

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(unaudited)

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

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of September 30, 2009, we have no liabilities for uncertain tax positions. We classify interest and penalties on tax liabilities from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2009 and 2008, we had no such interest or penalties.

See Note 6 for further discussion on income taxes.

(e) Presentation of Transactional-based Taxes

We account for transactional-based taxes on a net basis.

(f) Asset Retirement Obligations

We record accruals for estimated retirement obligations as required by current accounting guidance. The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. As of September 30, 2009 and December 31, 2008, the amount included in accounts payable and other accrued liabilities on our condensed consolidated balance sheets was approximately $1.5 million, and the equivalent asset is recorded at $1.3 million, net of accumulated depreciation.

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(unaudited)

(g) Assets and Liabilities Measured at Fair Value

On January 1, 2008, we adopted new accounting guidance establishing a framework for measuring fair-value and expanding disclosures regarding related fair-value measurements. The guidance applies to reported balances that are required or permitted to be measured at fair-value under existing accounting pronouncements; accordingly, the guidance does not require any new fair-value measurements of reported balances.

On January 1, 2008, we adopted new fair-value option accounting guidance, which permits companies to choose to measure certain financial instruments and other items at fair-value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. However, we have not elected to measure any additional financial instruments and other items at fair-value (other than those previously required under other GAAP rules or standards).

The guidance emphasizes that fair-value is a market-based measurement, not an entity-specific measurement. Therefore, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, a fair-value hierarchy is established that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair-value measurement is based on inputs from different levels of the fair-value hierarchy, the level in the fair-value hierarchy within which the entire fair-value measurement falls is based on the lowest level input that is significant to the fair-value measurement in its entirety. Our assessment of the significance of a particular input to the fair-value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(unaudited)

(i) Newly Adopted Significant Accounting Policies

On January 1, 2009, we adopted new accounting guidance, which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The equity component of the convertible debt is included in the additional paid-in capital section of stockholders’ equity and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the debt security. The resulting debt discount will be accreted as additional interest expense over the non-cancellable term of the instrument. Retrospective application was required and has been reflected in all periods presented.

The Company has currently outstanding its 4.125% exchangeable senior debentures due 2026 that are impacted by the new accounting guidance. Upon the original issuance of this debt instrument in 2006, the Company recorded the debentures as a liability in accordance with applicable accounting standards at that time. To adopt the new accounting guidance, effective January 1, 2009, the Company estimated the fair value, as of the date of issuance, of its exchangeable senior debentures as if the instrument was issued without the exchange option. The difference between the fair value and the principal amount of the debt instrument was $18.9 million. This amount was retrospectively recorded as a debt discount and as a component of equity as of the issuance date in August 2006. The discount is being amortized over the expected five-year life of the debentures resulting in non-cash increase to interest expense in historical and future periods.

The implementation of the new accounting guidance has resulted in a decrease to net income and earnings per share for all periods presented; however, there is no effect on our cash interest payments. As a result of this accounting change:

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

•	Interest expense for the three and nine months ended September 30, 2008 includes an additional $0.9 million and $2.7 million of interest expense related to the amortization of the debt discount.

•	As of December 31, 2008, buildings and improvements were increased by $1.8 million as discussed above as a result of additional capitalized interest generated by amortization of debt discount.

•	Diluted earnings per common share for the three and nine months ended September 30, 2008 was reduced by approximately $0.01 and $0.02 per share, respectively.

On January 1, 2009, we adopted new accounting guidance which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the condensed consolidated financial statements. The new guidance also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, it establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. As a result of the issuance of the new guidance, if noncontrolling interests are determined to be redeemable, they are to be carried at their redemption value as of the balance sheet date and reported as temporary equity. The new guidance on noncontrolling interests was required to be applied prospectively after adoption, with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. As a result, we reclassified noncontrolling interests to permanent equity in the accompanying condensed consolidated balance sheets. In subsequent periods, the Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made. See Note 7(b) for additional discussion of our noncontrolling interests in Operating Partnership.

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(unaudited)

On January 1, 2009, we adopted new accounting guidance for the accounting for business combinations. The accounting guidance provides for recognizing and measuring assets acquired and liabilities assumed in an acquisition. This accounting guidance also requires that transaction costs in an acquisition be expensed as incurred. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption did not have a material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2009. In April 2009, the FASB issued revised guidance for recognizing and measuring pre-acquisition contingencies in a business combination. Under the revised guidance, pre-acquisition contingencies are recognized at their acquisition-date fair value if a fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, a contingency (best estimate) is to be recognized if it is probable that an asset existed or liability had been incurred at the acquisition date and the amount can be reasonably estimated. The revised guidance does not prescribe specific accounting for subsequent measurement and accounting for contingencies. The revised guidance is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect the revised guidance will have an impact on our condensed consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

Effective January 1, 2009, we adopted policies related to disclosures about derivative instruments and hedging activities, which provides enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under our accounting policy, and (c) how derivative instruments and related hedged items affect our financial position, financial performance and cash flows. This adoption did not have a material effect on our consolidated financial statements.

Effective April 1, 2009, we adopted new guidance related to the disclosure of the fair value of financial instruments. The new guidance requires disclosure of the fair value of financial instruments in interim reporting periods in addition to the annual disclosure required at year-end. The provisions of the new guidance were effective for interim periods ending after June 15, 2009. See note 10 for further discussion.

Effective June 30, 2009, we adopted a policy related to disclosures of subsequent events which involves accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This adoption did not have any impact on our consolidated financial statements. See note 2(a), “Principles of Consolidation and Basis of Presentation” for the related disclosures.

In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification) which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of its financial statements that are presented in conformity with GAAP. Effective September 30, 2009, we have adopted the Codification, which did not have a material impact on our consolidated financial statements.

(j) Accounting Pronouncements Issued But Not Yet Adopted

In June 2009, the FASB issued amended guidance related to the consolidation of variable-interest entities. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance will be effective for financial statements issued for fiscal years beginning after November 15, 2009. Management does not believe adoption of the amended guidance will have a material effect on our consolidated financial statements.

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(unaudited)

3. Investments in Real Estate

We acquired or made investments in the following real estate properties during the nine months ended September 30, 2009:

Location	Metropolitan Area	Date Acquired	Amount (in millions)
Loudoun Exchange II (1)	Northern Virginia	May 15, 2009	$20.3
Digital Realty Trust Datacenter Park - Dallas (2)	Dallas	Sept. 11, 2009	33.6
444 Toyama Drive	Silicon Valley	Sept. 25, 2009	17.5

			$71.4

(1)	Represents vacant land which is not included in our operating property count.
(2)	In September 2009, we made an initial cash contribution of $1.9 million to a joint venture formed to own and redevelop Digital Realty Trust Datacenter Park – Dallas. The other member contributed seven vacant buildings with an estimated market value of $33.6 million and a third-party non-recourse loan secured by these properties of $17.0 million. We are committed to make an additional $22.9 million of capital contributions needed to fund the redevelopment project. We have determined that the joint venture is a variable interest entity and we are the primary beneficiary. As a result, we have consolidated the joint venture and presented the member interests not owned by us of $16.6 million as noncontrolling interests in consolidated joint venture. For operating property count purposes, we consider this to be one property.

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(unaudited)

4. Debt

A summary of outstanding indebtedness as of September 30, 2009 and December 31, 2008, respectively, is as follows (in thousands):

Properties	Interest Rate at September 30, 2009	Maturity Date	Principal Outstanding September 30, 2009		Principal Outstanding December 31, 2008
Mortgage loans:
Secured Term Debt (1)(2)	5.65%	Nov. 11, 2014	$144,698		$146,486
350 East Cermak Road (2)	1-month LIBOR + 2.20% (3)(7)	Jun. 9, 2009	—		96,573
3 Corporate Place (2)	6.72%	Aug. 1, 2011(4)	80,000		80,000
200 Paul Avenue 1-4 (2)	5.74%	Oct. 8, 2015	78,198		79,336
2045 & 2055 LaFayette Street (2)	5.93%	Feb. 6, 2017	67,475		68,000
Mundells Roundabout	3-month GBP LIBOR + 1.20% (7)	Nov. 30, 2013	68,443	(9)	—
600 West Seventh Street	5.80%	Mar. 15, 2016	55,854		56,814
2323 Bryan Street (2)	6.04%	Nov. 6, 2009	—	(5)	55,048
34551 Ardenwood Boulevard 1-4 (2)	5.95%	Nov. 11, 2016	55,000		55,000
1100 Space Park Drive (2)	5.89%	Dec. 11, 2016	55,000		55,000
150 South First Street (2)	6.30%	Feb. 6, 2017	52,907		53,288
114 Rue Ambroise Croizat (6)	3-month EURIBOR + 1.35% (7)	Jan. 18, 2012	46,218	(8)	44,564	(8)
1500 Space Park Drive (2)	6.15%	Oct. 5, 2013	42,352		43,708
2334 Lundy Place (2)	5.96%	Nov. 11, 2016	40,000		40,000
Unit 9, Blanchardstown Corporate Park (6)	3-month EURIBOR + 1.35% (7)	Jan. 18, 2012	39,737	(8)	38,315	(8)
6 Braham Street	3-month GBP LIBOR + 0.90% (7)	Apr. 10, 2011	20,776	(9)	19,239	(9)
1201 Comstock Street	1-month LIBOR + 3.50% (7)	Jun. 24, 2012	17,920		—
Digital Realty Trust Datacenter Park — Dallas	5.00% (4)	Sep. 15, 2010	17,000		—
Paul van Vlissingenstraat 16	3-month EURIBOR + 1.60% (7)	Jul. 18, 2013	15,597	(8)	15,041	(8)
Chemin de l’Epinglier 2	3-month EURIBOR + 1.50% (7)	Jul. 18, 2013	11,328	(8)	10,923	(8)
Gyroscoopweg 2E-2F (10)	3-month EURIBOR + 1.50% (7)	Oct. 18, 2013	9,930	(8)	9,575	(8)
1125 Energy Park Drive	7.62% (11)	Mar. 1, 2032	9,238		9,335
731 East Trade Street	8.22%	Jul. 1, 2020	5,368		5,520

			933,039		981,765
Revolving credit facility	Various (4)(12)	Aug. 31, 2010(12)	149,838	(13)	138,579	(13)
Unsecured senior notes — Series A	7.00%	Jul. 24, 2011	25,000		25,000
Unsecured senior notes — Series B	9.32%	Nov. 5, 2013	33,000		33,000
Unsecured senior notes — Series C	9.68%	Jan. 6, 2016	25,000		—
4.125% exchangeable senior debentures due 2026	4.125%	Aug. 15, 2026(14)	172,500		172,500
5.50% exchangeable senior debentures due 2029	5.50%	Apr. 15, 2029(15)	266,400		—
Mundells Roundabout construction loan	1-month GBP LIBOR + 1.75%	Nov. 30, 2013	—		42,374	(9)

Total principal outstanding			1,604,777		1,393,218
Unamortized discount on 4.125% exchangeable senior debentures due 2026			(7,674)		(10,599)
Unamortized premium—1125 Energy Park Drive, 731 East Trade Street and 1500 Space Park Drive mortgages			2,167		2,455

Total indebtedness			$1,599,270		$1,385,074

(1)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.
(2)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.
(3)	This is the weighted average interest rate as of December 31, 2008. The first note, in a principal amount of $77.3 million, bears interest at a rate of 1-month LIBOR + 1.375% per annum and the second note, in a principal amount of $19.3 million, bears interest at a rate of 1-month LIBOR + 5.5% per annum. These notes were repaid in full in March 2009.
(4)	Two one-year extensions are available, which we may exercise if certain conditions are met.
(5)	This mortgage loan was repaid in full in August 2009.
(6)	These loans are also secured by a €4.0 million letter of credit. These loans are cross-collateralized by the two properties.
(7)	We have entered into interest rate swap or interest rate cap agreements as a cash flow hedge for interest generated by these US LIBOR, EURIBOR and GBP LIBOR based loans. See note 9 for further information.
(8)	Based on exchange rate of $1.46 to €1.00 as of September 30, 2009 and $1.40 to €1.00 as of December 31, 2008.
(9)	Based on exchange rate of $1.60 to £1.00 as of September 30, 2009 and $1.46 to £1.00 as of December 31, 2008.
(10)	This loan is also secured by a €1.3 million letter of credit.
(11)	If the loan is not repaid by March 1, 2012, the interest rate increases to the greater of 9.62% or the then treasury rate plus 2%.
(12)	The interest rate under our revolving credit facility equals either (i) US LIBOR, EURIBOR and GBP LIBOR (ranging from 1- to 6-month maturities) plus a margin of between 1.10% and 2.00% or (ii) the greater of (x) the base rate announced by the lender and (y) 1/2 of 1% per annum above the federal funds rate, plus a margin of between 0.100% and 1.000%. In each case, the margin is based on our total leverage ratio. We incur a fee ranging from 0.125% to 0.20% for the unused portion of our unsecured revolving credit facility.
(13)	Balances as of September 30, 2009 and December 31, 2008 are as follows (balances, in thousands):

Denomination of Draw	Balance as of September 30, 2009		Weighted-average interest rate	Balance as of December 31, 2008		Weighted-average interest rate
US ($)	$139,500		1.35%	$92,000		1.79%
Euro (€)	10,338	(a)	1.54%	8,701	(a)	4.05%
British Sterling (£)	—		—	37,878	(b)	3.55%

Total	$149,838		1.37%	$138,579		2.41%

(a)	Based on exchange rate of $1.46 to €1.00 as of September 30, 2009 and $1.40 to €1.00 as of December 31, 2008.
(b)	Based on exchange rate of $1.60 to £1.00 as of September 30, 2009 and $1.46 to £1.00 as of December 31, 2008.
(14)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of August 15, 2011, August 15, 2016 and August 15, 2021. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on August 18, 2011.
(15)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of April 15, 2014, April 15, 2019 and April 15, 2024. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on April 18, 2014.

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(unaudited)

As of September 30, 2009, our revolving credit facility had a total capacity of $750.0 million and matures in August 2010, subject to two one-year extension options exercisable by us. The bank group is obligated to grant extension options provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility. As of September 30, 2009, borrowings under the revolving credit facility bore interest at a blended rate of 1.35% (US Dollar) and 1.54% (Euro), which are based on 1-month US LIBOR and 1-month EURIBOR, respectively, plus a margin of 1.10%. The margin can range from 1.10% to 2.00%, depending on our Operating Partnership’s total overall leverage. The revolving credit facility has a $515.0 million sub-facility for multicurrency advances in British Pound Sterling, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes. As of September 30, 2009, approximately $149.8 million was drawn under this facility, and $13.2 million of letters of credit were issued.

The credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios as well as a pool of unencumbered assets. In addition, except to enable us to maintain our status as a REIT for federal income tax purposes, we are not permitted during any four consecutive fiscal quarters to make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined, for such period, subject to certain other adjustments. As of September 30, 2009, we were in compliance with all of such covenants.

Some of our mortgage loans are subject to prepayment lock-out periods. The terms of the following mortgage loans contain prepayment lock-out periods through the dates listed below:

Loan	Date
200 Paul Avenue 1-4	November 2010

During the three months ended September 30, 2009 and 2008, we capitalized interest of approximately $2.0 million and $4.6 million, respectively and for the nine months ended September 30, 2009 and 2008, we capitalized interest of approximately $7.2 million and $14.0 million, respectively.

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

The holders of the 2006 Debentures have the right to require the Operating Partnership to repurchase the 2006 Debentures in cash in whole or in part on each of August 15, 2011, August 15, 2016 and August 15, 2021, and in the event of a designated event, for a repurchase price equal to 100% of the principal amount of the 2006 Debentures plus unpaid interest, if any, accrued to, but excluding, the repurchase date. Designated events include certain merger or combination transactions, non-affiliates becoming the beneficial owner of more than 50% of the total voting power of our capital stock, a substantial turnover of our company’s directors within a 12-

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(unaudited)

month period and our ceasing to be the general partner of the Operating Partnership. Certain events are considered “Events of Default,” which may result in the accelerated maturity of the 2006 Debentures, including a default for 30 days in payment of any installment of interest under the 2006 Debentures, a default in the payment of the principal amount or any repurchase price or redemption price due with respect to the 2006 Debentures and the Operating Partnership’s failure to deliver cash or any shares of our common stock within 15 days after the due date upon an exchange of the 2006 Debentures, together with any cash due in lieu of fractional shares of our common stock.

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

The following table provides additional information about the 2006 Debentures as of the date presented pursuant to requirements under new accounting guidance on convertible debt instruments that requires the principal amount to be settled in cash upon conversion:

	4.125% Exchangeable Senior Debentures due 2026
($ and shares in thousands, except exchange price)	September 30, 2009	December 31, 2008
Carrying amount of the equity component	$18,280	$18,280
Principal amount of the liability component	$172,500	$172,500
Unamortized discount of the liability component	$7,674	$10,599
Net carrying amount of the liability component	$164,826	$161,901
Remaining amortization period of discount	22 months	(a	)
Exchange price	$32.22	(a	)
Number of shares to be issued upon exchange (b)	1,580	(a	)
The amount by which the if-exchanged value exceeds the principal amount (b)	$72,226	(a	)
Effective interest rate on liability component	6.75%	(a	)
Non-cash interest cost recognized for the nine months ended	$2,925	(a	)
Coupon rate interest cost recognized for the nine months ended	$5,337	(a	)

(a)	Data not required by new accounting guidance on convertible debt instruments that requires the principal amount to be settled in cash upon conversion.
(b)	In accordance with new accounting guidance on convertible debt instruments that requires the principal amount to be settled in cash upon conversion, we are required to disclose the exchange price and the number of shares on which the aggregate consideration to be delivered upon exchange is determined (principal plus excess value). Our exchangeable senior debentures require the entire principal amount to be settled in cash, and at our option, any excess value above the principal amount may be settled in cash or common shares. Based on the September 30, 2009 closing share price of our common shares and the conversion price in the table above, the excess value was approximately $72.2 million; accordingly, approximately 1.6 million common shares would be issued if these Debentures were settled on this date and we elected to settle the excess value in shares of our common stock.

5.50% Exchangeable Senior Debentures due 2029

On April 20, 2009, the Operating Partnership issued $266.4 million of its 5.50% exchangeable senior debentures due April 15, 2029 (the 2009 Debentures). Costs incurred to issue the 2009 Debentures were approximately $7.8 million. These costs are being amortized over a period of five years, which represents the estimated term of the 2009 Debentures, and are included in deferred financing costs, net in the consolidated balance sheet. The 2009 Debentures are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership.

Interest is payable on October 15 and April 15 of each year beginning October 15, 2009 until the maturity date of April 15, 2029. The 2009 Debentures bear interest at 5.50% per annum and may be exchanged for shares of our common stock at an exchange rate that was initially 23.2558 shares per $1,000 principal amount of 2009 Debentures. The exchange rate on the 2009 Debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.33 per share per quarter (the “reference dividend”). Due to the fact that the exchange feature for the 2009 Debentures must be settled in the common stock of the Company, new accounting guidance on convertible debt instruments that requires the principal amount to be settled in cash upon conversion does not apply.

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(unaudited)

Prior to April 18, 2014, the Operating Partnership may not redeem the 2009 Debentures except to preserve its status as a REIT for U.S. federal income tax purposes. On or after April 18, 2014, at the Operating Partnership’s option, the 2009 Debentures are redeemable in cash in whole or in part at 100% of the principal amount plus unpaid interest, if any, accrued to, but excluding, the redemption date, upon at least 30 days’ but not more than 60 days’ prior written notice to holders of the 2009 Debentures.

The holders of the 2009 Debentures have the right to require the Operating Partnership to repurchase the 2009 Debentures in cash in whole or in part on each of April 15, 2014, April 15, 2019 and April 15, 2024, and in the event of a designated event, for a repurchase price equal to 100% of the principal amount of the 2009 Debentures plus unpaid interest, if any, accrued to, but excluding, the repurchase date. Designated events include certain merger or combination transactions, non-affiliates becoming the beneficial owner of more than 50% of the total voting power of our capital stock, a substantial turnover of our company’s directors within a 12-month period without the approval of existing members and our ceasing to be the general partner of the Operating Partnership. Certain events are considered “Events of Default,” which may result in the accelerated maturity of the 2009 Debentures, including a default for 30 days in payment of any installment of interest under the 2009 Debentures, a default in the payment of the principal amount or any repurchase price or redemption price due with respect to the 2009 Debentures and the Operating Partnership’s failure to deliver shares of our common stock within 15 days after the due date upon an exchange of the 2009 Debentures, together with any cash due in lieu of fractional shares of our common stock.

We have entered into a registration rights agreement whereby we must register the shares of common stock which could be issued in the future upon exchange. If we fail to file a shelf registration statement with the U.S. Securities and Exchange Commission within 270 days of the closing of the offering of the 2009 Debentures, and such registration statement is not declared effective or has not become effective in the case of an automatic shelf registration statement, within such 270-day period, for the first 90 days following such failure, the annual interest rate of the 2009 Debentures will increase to 5.75% per annum until the registration statement is declared effective. Thereafter, the annual interest rate of the 2009 Debentures will increase to 6.00% per annum until the registration statement is declared effective.

5. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(adjusted)		(adjusted)
Net income available to common stockholders	$12,406	$7,484	$32,972	$12,897

Weighted average shares outstanding—basic	76,301,577	70,916,019	75,714,757	67,425,030
Potentially dilutive common shares:
Stock options	153,631	277,211	134,148	254,573
Class C Units (2005 Grant)	—	813,504	—	806,579
Excess exchange value of 4.125% exchangeable senior debentures due 2026	1,218,929	1,332,137	601,226	954,630

Weighted average shares outstanding—diluted	77,674,137	73,338,871	76,450,131	69,440,812

Income per share:
Basic	$0.16	$0.11	$0.44	$0.19

Diluted	$0.16	$0.10	$0.43	$0.19

On or after July 15, 2026, the 2006 Debentures may be exchanged at the then applicable exchange rate for cash (up to the principal amount of the 2006 Debentures) and, with respect to any excess exchange value, into cash, shares of our common stock or a combination of cash and shares of our common stock. The 2006 Debentures are also exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events. During the three and nine months ended September 30, 2009 and 2008, the weighted average common stock price exceeded the strike price as of September 30, 2009 and 2008 of $32.22 and $32.59 per share, respectively. Therefore, using the treasury method, 1,218,929 and 1,332,137 shares of common stock contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common shares in determining diluted earnings per share for the three months ended September 30, 2009 and 2008, respectively and 601,226 and 954,630 shares of common stock for the nine months ended September 30, 2009 and 2008, respectively.

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(unaudited)

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average of common Operating Partnership units not owned by us	5,792,209	6,037,252	5,838,357	6,413,825
Potentially dilutive outstanding stock options	350,524	453,170	445,962	557,878
Potentially dilutive 5.50% Exchangeable Senior Debentures due 2029	6,195,345	—	3,721,746	—
Potentially dilutive outstanding Class C Units (2007 Grant)	685,036	750,724	685,036	750,724
Potentially dilutive Series C Cumulative Convertible Preferred Stock	3,614,777	3,614,800	3,614,777	3,614,800
Potentially dilutive Series D Cumulative Convertible Preferred Stock	8,215,221	8,217,900	8,215,221	7,164,323

	24,853,112	19,073,846	22,521,099	18,501,550

6. Income Taxes

We have elected to be taxed as a REIT and believe that we have complied with the REIT requirements of the Code as of September 30, 2009. As a REIT, we are generally not subject to corporate level federal income and excise taxes on taxable income to the extent it is currently distributed to our stockholders. Since inception, we have distributed 100% of our taxable income and we intend to do so for the tax year ending December 31, 2009. As such, no provision for federal income taxes has been included in the accompanying interim condensed consolidated financial statements for the three and nine months ended September 30, 2009 and 2008.

As a REIT, we are subject to local and state taxes in certain states where we operate. We are also subject to foreign income taxes in countries that do not recognize U.S. REITs under their respective tax laws. Income taxes for these jurisdictions are accrued, as necessary, for the three and nine months ended September 30, 2009 and 2008.

We have elected taxable REIT subsidiary (TRS) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs and hold assets that we cannot hold directly. Income taxes for TRS entities are accrued, as necessary, for the three and nine months ended September 30, 2009.

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(unaudited)

7. Equity

(a) Stockholders’ and Noncontrolling Interests Equity

The following table presents a reconciliation of the carrying amount of equity for the period indicated ($ in thousands):

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Venture	Total Noncontrolling Interests	Total Equity
Balance as of January 1, 2009	$662,448	73,306,703	$732	$1,057,107	$(166,863)	$(49,503)	$1,503,921	$66,797	$4,358	$71,155	$1,575,076
Conversion of units to common stock	—	414,060	4	4,896	—	—	4,900	(4,900)	—	(4,900)	—
Issuance of restricted stock, net of forfeitures	—	103,700	—	—	—	—	—	—	—	—	—
Gross proceeds from sale of common stock	—	2,500,000	25	83,725	—	—	83,750	—	—	—	83,750
Common stock offering costs	—	—	—	(533)	—	—	(533)	—	—	—	(533)
Exercise of stock options	—	192,054	2	4,250	—	—	4,252	—	—	—	4,252
Amortization of unearned compensation regarding share based awards	—	—	—	7,115	—	—	7,115	—	—	—	7,115
Conversion of series C and D preferred stock	(110)	2,702	—	110	—	—	—	—	—	—	—
Dividends declared on preferred stock	—	—	—	—	(30,303)	—	(30,303)	—	—	—	(30,303)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(77,705)	—	(77,705)	(5,987)	—	(5,987)	(83,692)
Reclassification of vested share based awards	—	—	—	(2,190)	—	—	(2,190)	2,190	—	2,190	—
Contributions by noncontrolling members	—	—	—	—	—	—	—	—	33,787	33,787	33,787
Adjustments due to purchase of noncontrolling interests	—	—	—	(5,655)	—	—	(5,655)	—	(20,671)	(20,671)	(26,326)
Net income	—	—	—	—	63,275	—	63,275	2,448	614	3,062	66,337
Other comprehensive income - foreign currency translation adjustments	—	—	—	—	—	24,741	24,741	1,793	—	1,793	26,534
Other comprehensive income - fair value of interest rate swaps	—	—	—	—	—	(4,129)	(4,129)	(308)	—	(308)	(4,437)
Other comprehensive income - reclassification of other comprehensive income to interest expense	—	—	—	—	—	2,420	2,420	179	—	179	2,599

Balance as of September 30, 2009	$662,338	76,519,219	$763	$1,148,825	$(211,596)	$(26,471)	$1,573,859	$62,212	$18,088	$80,300	$1,654,159

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(unaudited)

(b) Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by us. The following table shows the ownership interest in the Operating Partnership as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Number of units	Percentage of total	Number of units	Percentage of total
The Company	76,519,219	93.1%	73,306,703	92.6%
Noncontrolling interests consist of:
Common units held by third-parties	4,360,549	5.3	4,530,549	5.7
Incentive units held by employees and directors (see note 8)	1,294,228	1.6	1,288,581	1.7

	82,173,996	100.0%	79,125,833	100.0%

Limited partners have the right to require the Operating Partnership to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of our common stock at the time of redemption. Alternatively, we may elect to acquire those common units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to authoritative accounting guidance, we evaluated whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of the noncontrolling Operating Partnership common and incentive units. Based on the results of this analysis, we concluded that the common and incentive Operating Partnership units met the criteria to be classified within equity. As a result, as of December 31, 2008, we have reclassified the noncontrolling Operating Partnership common and incentive units totaling approximately $65.9 million from the mezzanine section to equity section of our condensed consolidated balance sheet.

The redemption value of the noncontrolling Operating Partnership common and the vested incentive units was approximately $237.2 million and $181.9 million based on the closing market price of the Company’s common stock on September 30, 2009 and December 31, 2008, respectively.

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(unaudited)

The following table shows activity for the noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2009:

	Common Units	Incentive Units	Total
As of December 31, 2008	4,530,549	1,288,581	5,819,130
Redemption of common units for shares of our common stock (1)	(170,000)	—	(170,000)
Conversion of incentive units held by employees and directors for shares of our common stock (1)	—	(244,060)	(244,060)
Cancellation of incentive units held by employees and directors	—	(20,252)	(20,252)
Grant of incentive units to employees and directors	—	269,959	269,959

As of September 30, 2009	4,360,549	1,294,228	5,654,777

(1)	This redemption was recorded as a reduction to noncontrolling interests in Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet.

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

(c) Noncontrolling Interests in Consolidated Joint Ventures

In September 2009, we acquired the remaining noncontrolling ownership interest in 1525 Comstock Street from our former joint venture partner for approximately $26.4 million.

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(unaudited)

(d) Dividends and Distributions

In 2009, we have declared the following dividends and equivalent distributions on units in our Operating Partnership (in thousands):

Date dividend and distribution declared	Dividend and distribution payable date	Series A Preferred Stock (1)	Series B Preferred Stock (2)	Series C Preferred Stock (3)	Series D Preferred Stock (4)	Common Stock and Operating Partnership Common and Incentive Units
February 24, 2009	March 31, 2009	$2,199	$1,246	$1,914	$4,742	$27,053	(5)
April 28, 2009	June 30, 2009	2,199	1,246	1,914	4,742	27,064	(5)
July 28, 2009	September 30, 2009	2,199	1,246	1,914	4,742	29,575	(6)

		$6,597	$3,738	$5,742	$14,226	$83,692

(1)	$2.125 annual rate of dividend per share.
(2)	$1.969 annual rate of dividend per share.
(3)	$1.094 annual rate of dividend per share.
(4)	$1.375 annual rate of dividend per share.
(5)	$1.320 annual rate of dividend and distribution per share and unit.
(6)	$1.440 annual rate of dividend and distribution per share and unit.

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

As of September 30, 2009, 4,071,305 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Amended and Restated 2004 Incentive Award Plan. Each long-term incentive and Class C Unit issued under the Amended and Restated 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the Amended and Restated 2004 Incentive Award Plan and the individual award limit discussed above.

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

In order to achieve full parity with common units, long-term incentive units must be fully vested and the holder’s capital account balance in respect of such long-term incentive units must be equal to the capital account balance of a holder of an equivalent number

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(unaudited)

of common units. The capital account balance attributable to each common unit is generally expected to be the same, in part because of the amount credited to a partner’s capital account upon their contribution of property to the Operating Partnership, and in part because the partnership agreement provides, in most cases, that allocations of income, gain, loss and deduction (which will adjust the partners’ capital accounts) are to be made to the common units on a proportionate basis. As a result, with respect to a number of long-term incentive units, it is possible to determine the capital account balance of an equivalent number of common units by multiplying the number of long-term incentive units by the capital account balance with respect to a common unit.

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

During the nine months ended September 30, 2009 and 2008, certain employees were granted an aggregate of 148,310 and 95,652 long-term incentive units, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of units ultimately granted to the employee. The performance condition is based upon our achievement of the respective fiscal years’ Funds From Operations per share targets. Upon evaluating the results of the performance condition, the final number of units is determined and such units vest based on achievement of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the original grant date and 30% vesting on each of the third and fourth anniversaries of the original grant date provided the grantee continues employment on each anniversary date. Based on our 2008 FFO per diluted share and unit, as adjusted by our compensation committee, all of the 2008 long-term incentive units satisfied the performance condition. The grant date fair values, which equal the market price of our common stock, are being expensed on a straight-line basis over the vesting period of the long-term incentive units, which ranges from four to five years.

The expense recorded for the three months ended September 30, 2009 and 2008 related to long-term incentive units was approximately $1.2 million and $0.8 million, respectively and was approximately $3.3 million and $1.9 million for the nine months ended September 30, 2009 and 2008, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2009, as compared to $0.1 million and $0.3 million for the three and nine months ended September 30, 2008 respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $10.6 million and $7.8 million as of September 30, 2009 and December 31, 2008, respectively. We expect to recognize this unearned compensation over the next 2.9 years on a weighted average basis.

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(unaudited)

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

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(unaudited)

As of September 30, 2009 and December 31, 2008, approximately 685,000 and 751,000 Class C Units related to the 2007 Grant had been awarded to our executive officers and other employees, respectively. The fair value of the 2007 Grant was measured on the grant date using a Monte Carlo simulation to estimate the probability of the multiple market conditions being satisfied. The Monte Carlo simulation uses a statistical formula underlying the Black-Scholes and binomial formulas, and such simulation was run approximately 100,000 times. For each simulation, the value of the payoff was calculated at the settlement date and was then discounted to the grant date at a risk-free interest rate. The expected value of the Class C units on the grant date was determined by multiplying the average of the values over all simulations by the number of outstanding shares of common stock and Operating Partnership units. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. Other significant assumptions used in the valuation included an expected term of 36 months, expected stock price volatility of 23%, a risk-free interest rate of 4.6%, and a dividend growth rate of 5.0 percent. The fixed award limit under the plan is $17 million for the first market condition and $40 million for the second market condition, and there were 69.2 million shares of common stock and Operating Partnership units outstanding as of the 2007 grant date. The grant date fair value of these awards of approximately $11.8 million will be recognized as compensation expense on a straight line basis over the expected service period of five years. The unearned compensation as of September 30, 2009 and December 31, 2008 was $5.6 million and $7.8 million, respectively. As of September 30, 2009 and December 31, 2008, none of the above awards had vested. We recognized compensation expense related to these Class C Units of $0.5 million and $0.5 million for the three months ended September 30, 2009 and 2008, respectively, and $1.2 million and $1.5 million for the nine months ended September 30, 2009 and 2008. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $0.1 million and $0.1 million for the three months ended September 30, 2009 and 2008, respectively, and $0.1 million and $0.3 million for the nine months ended September 30, 2009 and 2008, respectively.

(c) Stock Options

The fair value of each option granted under the 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model. For the three and nine months ended September 30, 2009 and 2008, no stock options were granted. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. The expense recorded for the three months ended September 30, 2009 and 2008 was approximately $0.2 million and $0.3 million, respectively and approximately $0.7 million and $0.8 million for the nine months ended September 30, 2009 and 2008, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.1 million for both the three months ended September 30, 2009 and 2008 and $0.2 million for both the nine months ended September 30, 2009 and 2008. Unearned compensation representing the unvested portion of the stock options totaled $2.8 million and $3.6 million as of September 30, 2009 and December 31, 2008, respectively. We expect to recognize this unearned compensation over the next 2.4 years on a weighted average basis.

The following table summarizes the 2004 Incentive Award Plan’s stock option activity for the nine months ended September 30, 2009:

	Nine months ended September 30, 2009		Year ended December 31, 2008
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding, beginning of period	929,011	$29.70	1,158,600	$27.86
Exercised	(192,054)	22.14	(208,703)	19.05
Cancelled / Forfeited	(59,568)	38.05	(20,886)	34.15

Options outstanding, end of period	677,389	$31.11	929,011	$29.70

Exercisable, end of period	396,364	$25.80	485,142	$22.80

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(unaudited)

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2009:

Options outstanding					Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate Intrinsic Value	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate Intrinsic Value
$12.00-13.02	182,369	5.08	$12.01	$6,146,384	182,369	5.08	$12.01	$6,146,384
$20.37-28.09	50,975	6.25	23.50	1,132,318	22,637	6.21	23.03	513,484
$33.18-41.73	444,045	7.48	39.83	2,613,164	191,358	7.44	39.28	1,231,065

	677,389	6.74	$31.11	$9,891,866	396,364	6.28	$25.80	$7,890,933

(d) Restricted Stock

During the nine months ended September 30, 2009 and 2008, certain employees were granted an aggregate of 53,651 and 39,939 shares of restricted stock, respectively. The grant date fair values, which equal the market price of our common stock, are being expensed on a straight-line basis over the vesting period of the restricted stock, which is four years. During the nine months ended September 30, 2009 and 2008, certain employees were granted an aggregate of 53,909 and 34,822 shares of restricted stock which, in addition to a service condition, are subject to a performance condition that impacts the number of shares ultimately granted to the employee. The performance condition is based upon our achievement of the respective year’s FFO per share targets. Upon evaluating the results of the performance condition, the final number of shares is determined and such shares vest based on achievement of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the original grant date and 30% vesting on each of the third and fourth anniversaries of the original grant date provided the grantee continues employment on each anniversary date. Based on our 2008 FFO per diluted share and unit, as adjusted by our compensation committee, all of the 2008 restricted stock satisfied the performance condition.

The expense recorded for the three months ended September 30, 2009 and 2008 related to grants of restricted stock was approximately $0.3 million and $0.2 million, respectively. The expense recorded for the nine months ended September 30, 2009 and 2008 related to grants of restricted stock was approximately $0.7 million and $0.4 million, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.2 million and $0.1 million for the three months ended September 30, 2009 and 2008, respectively and approximately $0.5 million and $0.2 million for the nine months ended September 30, 2009 and 2008, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $3.9 million and $2.2 million as of September 30, 2009 and December 31, 2008, respectively. We expect to recognize this unearned compensation over the next 3.1 years on a weighted average basis.

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

To comply with the provisions of fair value accounting guidance, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements related to US LIBOR, GBP LIBOR and EURIBOR based mortgage loans. To accomplish this objective, we primarily use

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(unaudited)

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

Interest rate caps are viewed as a series of call options or caplets which exist for each period the cap agreement is in existence. As each caplet expires, the related cost of the expired caplet is amortized to interest expense with the remaining caplets carried at fair value. The value of interest rate caps is primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of interest rate caps. As the remaining life of an interest rate cap decreases, the value of the instrument will generally decrease towards zero. The purchase price of an interest rate cap is amortized to interest expense over the contractual life of the instrument. For interest rate caps that are designated as cash flow hedges under accounting guidance as it relates to derivative instruments, the change in the fair value of an effective interest rate cap is recorded to accumulated other comprehensive income in equity. Amounts we are entitled to under interest rate caps, if any, are recognized on an accrual basis, and are recorded to as a reduction against interest expense in the accompanying condensed consolidated statements of operations.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The fair value of these derivatives was ($7.9) million and ($5.8) million at September 30, 2009 and December 31, 2008, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2009 and 2008, respectively, there were no ineffective portions to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our debt. As of September 30, 2009, we estimate that an additional $5.7 million will be reclassified as an increase to interest expense during the twelve months ending September 30, 2010, when the hedged forecasted transactions impact earnings.

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(unaudited)

As of September 30, 2009 and December 31, 2008, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of September 30, 2009		As of December 31, 2008		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of September 30, 2009	As of December 31, 2008
$20,777	(1)	$19,239	(1)	Swap	4.944	Jul. 10, 2006	Apr. 10, 2011	$(1,101)	$(986)
68,443	(1)	—	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013	(320)	—
15,597	(2)	15,041	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013	(975)	(559)
11,284	(2)	10,881	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013	(741)	(442)
9,930	(2)	9,575	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013	(635)	(365)
46,218	(2)	44,564	(2)	Swap	3.776	Dec. 5, 2006	Jan. 18, 2012	(2,185)	(1,131)
39,737	(2)	38,315	(2)	Swap	4.000	Dec. 20, 2006	Jan. 18, 2012	(2,075)	(1,207)
—		96,458		Swap	3.167	Oct. 15, 2008	June 15, 2009	—	(1,116)
17,920		—		Cap	4.000	June 24, 2009	June 25, 2012	91	—

$229,906		$234,073						$(7,941)	$(5,806)

(1)	Translation to U.S. dollars is based on exchange rate of $1.60 to £1.00 as of September 30, 2009 and $1.46 to £1.00 as of December 31, 2008.
(2)	Translation to U.S. dollars is based on exchange rate of $1.46 to €1.00 as of September 30, 2009 and $1.40 to €1.00 as of December 31, 2008.

We do not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2009.

10. Fair Value of Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

Current accounting guidance requires the Company to disclose fair-value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair-value. The Company’s disclosures of estimated fair-value of financial instruments at September 30, 2009 and December 31, 2008, respectively, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.

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

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(unaudited)

As of September 30, 2009 and December 31, 2008, the aggregate estimated fair value and carrying value of our revolving credit facility, mortgage loans, unsecured senior notes and exchangeable senior debentures were as follows (in thousands):

	As of September 30, 2009		As of December 31, 2008
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Revolving credit facility (1)	$149,838	$149,838	$138,579	$138,579
Unsecured senior notes (2)	90,582	83,000	58,801	58,000
Mortgage loans (2)	915,203	935,206	918,040	1,026,594
Exchangeable senior debentures (2)(3)	585,186	431,226	181,861	161,901

	$1,740,809	$1,599,270	$1,297,281	$1,385,074

(1)	The carrying value of our revolving credit facility approximates estimated fair value, due to the short-term nature of this instrument along with the variability of interest rates.
(2)	Valuations for our unsecured senior notes and mortgage loans are determined based on the expected future payments discounted at risk-adjusted rates. Exchangeable senior debentures are valued based on quoted market prices.
(3)	The carrying values are net of discount of $7,674 and $10,599 as of September 30, 2009 and December 31, 2008, respectively. The discount relates to our 2006 Debentures, which is accounted for pursuant to new accounting guidance on convertible debt instruments that requires the principal amount to be settled in cash upon conversion.

11. Related Party Transactions

In December 2006, we entered into ten leases with tel(x), pursuant to which tel(x) provides enhanced meet-me-room services to our customers, and during 2008 we entered into two Turn-Key Datacenter® with tel(x). tel(x) was acquired by GI Partners Fund II, LLP in November 2006. Richard Magnuson, our Chairman, is also the chief executive officer of the advisor to GI Partners Fund II, LLP. Our consolidated statements of operations include rental revenues of approximately $5.4 million and $4.3 million from tel(x) for the three months ended September 30, 2009 and 2008, respectively and $14.6 million and $11.6 million for the nine months ended September 30, 2009 and 2008, respectively. In connection with the lease agreements, we entered into an operating agreement with tel(x), effective as of December 1, 2006, with respect to joint sales and marketing efforts, designation of representatives to manage the national relationship between us and tel(x) and future meet-me-room facilities. Under the operating agreement, tel(x) has a sixty-day option to enter into a meet-me-room lease for certain future meet-me-room buildings acquired by us or any buildings currently owned by us that are converted into a meet-me-room building.

We also entered into a referral agreement with tel(x), effective as of December 1, 2006, with respect to referral fees arising out of potential future lease agreements for rentable space in buildings covered by the meet-me-room lease agreements. Referral fees earned during the three months ended September 30, 2009 and 2008 amounted to approximately $0.5 million and $0.3 million, respectively and $0.7 million and $0.3 million for the nine months ended September 30, 2009 and 2008, respectively.

DIGITAL REALTY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009 and 2008

(unaudited)

12. Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 192,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2012. We made payments of approximately $31,000 to the seller during the nine months ended September 30, 2009 and 2008. We have recorded approximately $1.7 million for this contingent liability on our balance sheet at September 30, 2009.

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other liabilities include $1.3 million and $1.4 million for this liability as of September 30, 2009 and December 31, 2008, respectively. During the nine months ended September 30, 2009 and 2008, we paid approximately $0.2 million and $0.2 million, respectively, to the seller.

As part of the acquisition of Naritaweg 52 in December 2007, we entered into an agreement with the seller whereby the seller is entitled to receive up to 50% of the gain on sale of the property if the property is sold within 12 months (50% of gain) or 24 months (25% of gain) from the date of purchase to an unaffiliated buyer.

As part of the 1525 Comstock Street equity transaction in September 2009, we entered into an agreement with the former noncontrolling interest partners whereby the former noncontrolling interest partners are entitled to receive a payment if the adjusted property value exceeds the estimated property value as defined in the membership interest purchase agreement. The calculation would be performed in September 2010 and the maximum payout would be no more than $0.7 million.

In connection with our investment in Digital Realty Trust Datacenter Park - Dallas in September 2009, we are committed to make future capital contributions in the amount of $22.9 million pursuant to the joint venture’s LLC agreement.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At September 30, 2009, we had open commitments related to construction contracts of approximately $42.0 million.

13. Tenant Leases

Revenues recognized from Savvis Communications comprised approximately 9.4% and 11.1% of total operating revenues, for the three months ended September 30, 2009 and 2008, respectively and 9.9% and 11.4% for the nine months ended September 30, 2009 and 2008, respectively. Other than noted here, for the three and nine months ended September 30, 2009 and 2008 no single tenant accounted for more than 10% of total operating revenues.

14. Subsequent Events

On October 30, 2009, we acquired 1350 Duane Avenue and 3080 Raymond Street; the adjacent buildings are located in Santa Clara, California. The purchase price of approximately $90.5 million includes the assumption of a $52.8 million loan. The acquisition was financed with borrowings under our revolving credit facility.

On October 27, 2009, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit.

Share Class	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Common stock and common unit
Dividend and distribution amount	$0.531250	$0.492188	$0.273438	$0.343750	$0.450000
Dividend and distribution payable date	December 31, 2009	December 31, 2009	December 31, 2009	December 31, 2009	January 15, 2010
Dividend payable to shareholders of record on	December 15, 2009	December 15, 2009	December 15, 2009	December 15, 2009	December 15, 2009
Annual equivalent rate of dividend and distribution	$2.125	$1.969	$1.094	$1.375	$1.800

On October 15, 2009, we closed a five-year £23.8 million ($38.0 million based on the rate of exchange on September 30, 2009) loan secured by two properties located in the United Kingdom, Cressex 1 in suburban London and Manchester Technopark in Manchester. The interest rate is 5.68%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, portfolio performance, acquisition and capital expenditure plans and results of operations, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the impact of the current deterioration in global economic and market conditions; decreases in information technology spending; adverse economic or real estate developments in our markets or the industry sectors that we sell to; our dependence upon significant tenants; bankruptcy or insolvency of a major tenant or a significant number of smaller tenants; downturn of local economic conditions in our geographic markets; our inability to comply with the rules and regulations applicable to public companies or to manage our growth effectively; difficulty acquiring or operating properties in foreign jurisdictions; defaults on or non-renewal of leases by tenants; increased interest rates and operating costs; our failure to obtain necessary outside financing; restrictions on our ability to engage in certain business activities; risks related to joint venture investments; decreased rental rates or increased vacancy rates; inability to successfully develop and lease new properties and space held for redevelopment; difficulties in identifying properties to acquire and completing acquisitions; increased competition or available supply of data center space; our failure to successfully operate acquired properties; our inability to acquire off-market properties; delays or unexpected costs in development or redevelopment of properties; our failure to maintain our status as a REIT; possible adverse changes to tax laws; environmental uncertainties and risks related to natural disasters; financial market fluctuations; changes in foreign currency exchange rates; changes in foreign laws and regulations, including those related to taxation and real estate ownership and operation; and changes in real estate and zoning laws and increases in real property tax rates.

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

As of September 30, 2009, we owned an aggregate of 78 technology-related real estate properties, excluding one property held as an investment in an unconsolidated joint venture, with approximately 13.8 million rentable square feet including approximately 1.9 million square feet of space held for redevelopment. At September 30, 2009, approximately 143,000 square feet of our space held for redevelopment was under construction for Turn-Key Datacenter® and build-to-suit datacenter space in three U.S. and two European markets.

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

We may acquire properties subject to existing mortgage financing and other indebtedness or new indebtedness may be incurred in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any dividends with respect to our common stock and our preferred stock. We currently intend to limit our indebtedness to 60% of our total market capitalization and, based on the closing price of our common stock on September 30, 2009 of $45.71, our ratio of debt to total market capitalization was approximately 26% as of September 30, 2009. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us (with the per unit value equal to the market value of one share of our common stock and excluding long-term incentive units and Class C Units), plus the book value of our total consolidated indebtedness.

Revenue Base. As of September 30, 2009, we owned 78 properties through our Operating Partnership, excluding one property held as an investment in an unconsolidated joint venture. These properties are mainly located throughout the U.S., with 13 properties located in Europe and one property in Canada. We acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties Acquired (1)	Net Rentable Square Feet (2)	Square Feet of Space Held for Redevelopment as of September 30, 2009 (3)
2002	5	1,125,292	19,890
2003	6	1,009,448	48,912
2004	10	2,587,455	99,014
2005	20	3,267,383	242,914
2006	16	2,085,475	136,123
2007	13	1,613,981	160,578
2008	5	191,020	373,228
2009	3	84,468	796,226

Properties owned as of September 30, 2009	78	11,964,522	1,876,885

(1)	Excludes properties sold in 2007 and 2006: 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006.
(2)	Current net rentable square feet as of September 30, 2009. Excludes space held for redevelopment.
(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space. The amounts included in this table represents current redevelopment space as of September 30, 2009 in the properties acquired during the relevant period.

As of September 30, 2009, the properties in our portfolio were approximately 95.2% leased excluding 1.9 million square feet held for redevelopment. Due to the capital intensive and long term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of September 30, 2009, our original average lease term was in excess of 13 years, with an average of over seven years remaining. The majority of our leasing since the completion of our initial public offering in November 2004 has been at lease terms shorter than 12 years. Our lease expirations through December 31, 2010 are 6.0% of net rentable square feet excluding space held for redevelopment as of September 30, 2009. Operating revenues from properties outside the United States were $20.7 million and $13.2 million for the three months ended September 30, 2009 and 2008, respectively and $60.1 million and $35.6 million for the nine months ended September 30, 2009 and 2008, respectively.

Factors Which May Influence Future Results of Operations

Global market and economic conditions

Recent U.S., European and other international market and economic conditions have been unprecedented and challenging, with significantly tighter credit conditions and recession in all markets in which we own properties and conduct our operations continuing throughout 2009. Continued concerns about the systemic impact of potential wide-spread and long-term recession, energy costs, geopolitical issues, the availability and cost of credit, global financial and mortgage markets, corporate and consumer debt levels and declining residential and commercial real estate markets have contributed to increased market volatility and diminished expectations for the U.S., European and other economies. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment continue to contribute to global volatility of unprecedented levels.

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

Rental income. The amount of rental income generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 1.9 million square feet held for redevelopment, as of September 30, 2009, the occupancy rate of the properties in our portfolio was approximately 95.2% of our net rentable square feet.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 11.9 million net rentable square feet, excluding redevelopment space, at September 30, 2009 is approximately 191,000 net rentable square feet of space with extensive datacenter improvements that is currently, or will shortly be, available for lease. Since our IPO, we have leased approximately 2,029,000 square feet of similar space. These Turn-Key Datacenters® are effective solutions for tenants who lack the expertise or capital budget to provide their own extensive datacenter infrastructure and security. Our expertise in datacenter construction and operations enables us to lease space to these tenants at a significant premium over other uses. Negative trends in one or more of these factors, including as a result of the conditions described above under “Global market and economic conditions,” could adversely affect our rental income in future periods.

In addition, as of September 30, 2009, we had approximately 1.9 million square feet of redevelopment space, or approximately 14% of the total space in our portfolio, including four vacant properties comprising approximately 1.1 million square feet. Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for redevelopment space. We will require additional capital to finance our redevelopment activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.” Our ability to grow earnings depends in part on our ability to redevelop space and lease redevelopment space at favorable rates, which we may not be able to obtain. We may purchase additional vacant properties and properties with vacant redevelopment space in the future.

Economic downturns, including as a result of the conditions described above under “Global market and economic conditions,” or regional downturns affecting our sub-markets or downturns in the technology-related real estate industry that impair our ability to lease or renew or re-lease space, otherwise reduce returns on our investments or the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. As of September 30, 2009 one tenant, Lyondell Chemical Company (Lyondell) was in bankruptcy. In July 2009, Lyondell assumed the lease. As of September 30, 2009, Lyondell leased approximately 15,500 square feet of net rentable space at a property in Dallas, Texas and was current on all of its rental obligations.

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 0.6 million square feet of available space in our portfolio, which excludes approximately 1.9 million square feet available for redevelopment as of September 30, 2009, leases representing approximately 2.1% and 3.9% of the net rentable square footage of our portfolio are scheduled to expire during the three months ending December 31, 2009 and the year ending December 31, 2010, respectively.

Market concentration. We depend on the market for technology based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of September 30, 2009 our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of 9/30/09 total annualized rent (1)
Silicon Valley	16.7%
Chicago	12.2%
New York/New Jersey	10.8%
Dallas	9.7%
Northern Virginia	9.0%
Phoenix	6.4%
San Francisco	5.1%
Los Angeles	4.7%
Dublin, Ireland	4.1%
Other	21.3%

100.0%

(1)	Annualized rent is monthly contractual rent under existing leases as of September 30, 2009 multiplied by 12.

Operating expenses. Our operating expenses generally consist of utilities, property and ad valorem taxes, property management fees, insurance and site maintenance costs, as well as rental expenses on our ground and building leases. In particular, our buildings require significant power to support the datacenter operations contained in them. Many of our leases contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. However, we generally are not entitled to reimbursement of property operating expenses and real estate taxes under our leases for Turn-Key Datacenters®. We also incur general and administrative expenses, including expenses relating to our asset management function, as well as significant legal, accounting and other expenses related to corporate governance, U.S. Securities and Exchange Commission reporting and compliance with the various provisions of the Sarbanes-Oxley Act. Increases or decreases in such operating expenses will impact our overall performance. We expect to incur additional operating expenses as we continue to expand.

In June 2009, the U.S. House of Representatives approved comprehensive clean energy and climate change legislation that is intended to cut greenhouse gas, or GHG, emissions, create new clean energy jobs and enhance the energy independence of the United States. This legislation would reduce GHG emissions in the United States through an economy-wide cap-and-trade program. The U.S. Senate is preparing its own version of the legislation that would then need to be reconciled with the House bill. Moreover, the U.S. Environmental Protection Agency, or EPA, is moving aggressively to regulate GHG emissions from large stationary sources, including electricity producers, using its own authority under the Clean Air Act. In addition, since 2005 the European Union

(including the United Kingdom) has been operating under a cap-and-trade program, which directly affects the largest emitters of greenhouse gases, including electricity producers from whom we purchase power. Any additional taxation or regulation of energy use, including as a result of (i) the legislation that the U.S. Congress is currently considering, (ii) the regulations that U.S. EPA has proposed, or (iii) any further reductions in the EU greenhouse gas cap could significantly increase our costs, and we may not be able to effectively pass all of these costs on to our tenants.

Interest Rates. As of September 30, 2009, we had approximately $379.7 million of variable rate debt, of which approximately $229.9 million was mortgage debt subject to interest rate cap or swap agreements, and $149.8 million was outstanding on our revolving credit facility. The availability of debt and equity capital has significantly decreased as a result of the circumstances described above under “Global market and economic conditions.” The affects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to our stockholders necessary to maintain our qualification as a REIT.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the three and nine months ended September 30, 2009 and 2008. A summary of our operating results from continuing operations for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(adjusted)(1)		(adjusted)(1)
Statement of Operations Data:
Total operating revenues	$163,227	$142,016	$467,368	$380,339
Total operating expenses	(117,571)	(108,358)	(339,663)	(292,553)

Operating income	45,656	33,658	127,705	87,786
Other expenses, net	(21,711)	(15,239)	(61,368)	(45,001)

Net income	$23,945	$18,419	$66,337	$42,785

(1)	As discussed in Note 2, “New Significant Accounting Policies”, in the notes to the condensed consolidated financial statements (unaudited), certain amounts have been adjusted from the Company’s historical results due to the adoption of new accounting guidance on convertible debt instruments that requires the principal amount to be settled in cash upon conversion and noncontrolling interests.

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of such growth, a period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (same store properties are properties that were owned and operated for the entire current period and the entire immediate preceding year). The following table identifies each of the properties in our portfolio acquired from January 1, 2008 through September 30, 2009.

Acquired Properties	Acquisition Date	Redevelopment Space as of September 30, 2009 (1)	Net Rentable Square Feet Excluding Redevelopment Space	Square Feet including Redevelopment Space	Occupancy Rate as of September 30, 2009 (2)
As of December 31, 2007 (70 properties)		707,431	11,689,034	12,396,465	95.1%
January 1, 2008 through September 30, 2009
365 South Randolphville Road	Feb-08	245,438	19,354	264,792	100.0
650 Randolph Road	Jun-08	127,790	—	127,790	—
1201 Comstock Street	Jun-08	—	24,000	24,000	100.0
Manchester Technopark Plot C1, Birley Fields	Jun-08	—	38,016	38,016	100.0
7505 Mason King Court	Nov-08	—	109,650	109,650	100.0
1525 Comstock Street (3)	Sep-09	—	42,385	42,385	99.2
444 Toyama Drive	Sep-09	—	42,083	42,083	100.0
904 Quality Way (4)	Sep-09	46,750	—	46,750	—
905 Security Row (4)	Sep-09	249,657	—	249,657	—
1232 Alma Road (4)	Sep-09	105,726	—	105,726	—
900 Quality Way (4)	Sep-09	112,253	—	112,253	—
1400 N. Bowser Road (4)	Sep-09	246,940	—	246,940	—
1301 International Parkway (4)	Sep-09	20,500	—	20,500	—
908 Quality Way (4)	Sep-09	14,400	—	14,400	—

Subtotal		1,169,454	275,488	1,444,942	99.9%

Total		1,876,885	11,964,522	13,841,407	95.2%

(1)	Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space.
(2)	Occupancy rates exclude redevelopment space.
(3)	We acquired the remaining noncontrolling interest in a consolidated joint venture that owns the building.
(4)	The seven buildings at Digital Realty Trust Datacenter Park — Dallas is considered one property for our property count.

In May 2008, we acquired 701 & 717 Leonard Street, a parking garage adjacent to one of our properties in Dallas, Texas; however, we exclude the acquisition from our property count.

In May 2009, we acquired three parcels of land in Ashburn, Virginia to be developed. The parcels are not included in our property count.

Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008 and the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008

Portfolio

As of September 30, 2009, our portfolio consisted of 78 properties, excluding one property held as an investment in an unconsolidated joint venture, with an aggregate of 13.8 million net rentable square feet including 1.9 million square feet held for redevelopment compared to a portfolio consisting of 74 properties, excluding one property held as an investment in an unconsolidated joint venture, with an aggregate of 11.9 million net rentable square feet including 1.6 million square feet held for redevelopment as of September 30, 2008. The increase in our portfolio reflects the acquisition of four properties in the twelve months ended September 30, 2009.

Operating revenues

Operating revenues during the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Rental	$130,878	$102,449	$28,429	$374,347	$293,161	$81,186
Tenant reimbursements	32,236	29,882	2,354	92,807	77,367	15,440
Other	113	9,685	(9,572)	214	9,811	(9,597)

Total operating revenues	$163,227	$142,016	$21,211	$467,368	$380,339	$87,029

As shown by the same store and new properties table below, the increases in rental revenues and tenant reimbursement revenues for the three and nine month periods ended September 30, 2009 compared to the same periods in 2008 were primarily due to new leasing at our same store properties and acquisition of properties. We acquired four properties during the twelve months ended September 30, 2009.

The following table shows operating revenues for new properties (properties that were not owned for each of the full three and nine months ended September 30, 2009 and 2008) and same store properties (all other properties) (in thousands):

	Same Store			New Properties
	Three Months Ended September 30,			Three Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Rental	$127,854	$101,575	$26,279	$3,024	$874	$2,150
Tenant reimbursements	31,038	29,878	1,160	1,198	4	1,194
Other	113	9,685	(9,572)	—	—	—

Total operating revenues	$159,005	$141,138	$17,867	$4,222	$878	$3,344

	Same Store			New Properties
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Rental	$366,263	$292,212	$74,051	$8,084	$949	$7,135
Tenant reimbursements	89,402	77,363	12,039	3,405	4	3,401
Other	214	9,811	(9,597)	—	—	—

Total operating revenues	$455,879	$379,386	$76,493	$11,489	$953	$10,536

Same store rental revenues increased for the three and nine months ended September 30, 2009 compared to the same period in 2008 primarily as a result of new leases at our properties during the twelve months ended September 30, 2009 due to strong demand for datacenter space, including leases of completed redevelopment space, the largest of which was for space in Devin Shafron (3 buildings), 350 East Cermak Road, 2440 Marsh Lane, 114 Rue Ambroise Croizat and Clonshaugh Industrial Estate II. Rental revenue included amounts earned from leases with tel(x), a related party, of approximately $5.4 million and $4.3 million for the three months ended September 30, 2009 and 2008, respectively and $14.6 million and $11.6 million for the nine months ended September 30, 2009 and 2008, respectively. Same store tenant reimbursement revenues increased for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 primarily as a result of new leasing and higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at Devin Shafron (3 buildings), 3011 Lafayette Street, 111 8th Avenue (2nd and 6th floors), 120 East Van Buren Street and 1500 Space Park Drive.

For the three and nine months ended September 30, 2009, 1201 Comstock Street , Manchester Technopark and 7505 Mason King Court contributed $2.8 million, or approximately 83% and $9.6 million, or approximately 92% of the total new properties increase in revenues compared to the same periods in 2008.

Operating Expenses and Interest Expense

Operating expenses and interest expense during the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Rental property operating and maintenance	$45,278	$39,859	$5,419	$130,152	$107,483	$22,669
Property taxes	9,295	8,689	606	27,655	25,335	2,320
Insurance	1,495	1,252	243	4,439	3,655	784
Depreciation and amortization	50,439	46,548	3,891	145,926	125,292	20,634
General and administrative	10,660	11,261	(601)	30,802	29,730	1,072
Other	404	749	(345)	689	1,058	(369)

Total operating expenses	$117,571	$108,358	$9,213	$339,663	$292,553	$47,110

Interest expense (adjusted) (1)	$22,559	$15,716	$6,843	$63,991	$45,874	$18,117

(1)	As discussed in Note 2, “New Significant Accounting Policies”, to the condensed consolidated financial statements (unaudited), certain amounts have been adjusted from the Company’s historical results due to the adoption of new accounting guidance on convertible debt instruments that requires the principal amount to be settled in cash upon conversion and noncontrolling interests.

As shown in the same store expense and new properties expense table below, total expenses for the three and nine months ended September 30, 2009 increased compared to the same periods in 2008 primarily as a result of higher same store utility and maintenance costs as well as increased depreciation from additional redevelopment projects placed into service and from recently acquired properties.

The following table shows expenses for new properties (properties that were not owned for each of the full three and nine months ended September 30, 2009 and 2008) and same store properties (all other properties) (in thousands):

	Same Store			New Properties
	Three Months Ended September 30,			Three Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Rental property operating and maintenance	$43,259	$39,802	$3,457	$2,019	$57	$1,962
Property taxes	9,027	8,650	377	268	39	229
Insurance	1,455	1,246	209	40	6	34
Depreciation and amortization	49,319	46,255	3,064	1,120	293	827
General and administrative (1)	10,660	11,261	(601)	—	—	—
Other	404	749	(345)	—	—	—

Total operating expenses	$114,124	$107,963	$6,161	$3,447	$395	$3,052

Interest expense (adjusted) (2)	$22,301	$15,716	$6,585	$258	$—	$258

	Same Store			New Properties
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Rental property operating and maintenance	$124,790	$107,356	$17,434	$5,362	$127	$5,235
Property taxes	27,120	25,295	1,825	535	40	495
Insurance	4,358	3,649	709	81	6	75
Depreciation and amortization	142,871	124,999	17,872	3,055	293	2,762
General and administrative (1)	30,802	29,730	1,072	—	—	—
Other	689	1,058	(369)	—	—	—

Total operating expenses	$330,630	$292,087	$38,543	$9,033	$466	$8,567

Interest expense (adjusted) (2)	$63,697	$45,872	$17,825	$294	$2	$292

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.

(2)	As discussed in Note 2, “New Significant Accounting Policies”, to the condensed consolidated financial statements (unaudited), certain amounts have been adjusted from the Company’s historical results due to the adoption of new accounting guidance on convertible debt instruments that requires the principal amount to be settled in cash upon conversion and noncontrolling interests.

Same store rental property operating and maintenance expenses increased in the three and nine months ended September 30, 2009 compared to the same period in 2008 primarily as a result of higher utility rates in several of our properties along with redevelopment projects being placed into service leading to higher utility expense in 2009. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $3.3 million and $2.8 million for the three months ended September 30, 2009 and 2008, respectively, and $10.0 million and $8.3 million for the nine months ended September 30, 2009 and 2008, respectively.

Same store depreciation and amortization expense increased in the three and nine months ended September 30, 2009 compared to the same periods in 2008, principally because of depreciation of redevelopment projects that were placed into service in the final three months of 2008 and during 2009.

General and administrative expenses for the three months ended September 30, 2009 decreased compared to the same period in 2008 primarily due to increased compensation expense in 2008 related to the acceleration of the class C profits interest units originally granted in 2005. General and administrative expenses for the nine months ended September 30, 2009 increased compared to the same period in 2008 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher professional fees and marketing expenses.

Same store interest expense increased for the three and nine months ended September 30, 2009 as compared to the same period in 2008 primarily as a result of higher average outstanding debt balances during 2009 compared to 2008 due to issuance of the 5.50% Exchangeable Senior Debentures due 2029, draws on our shelf facility with Prudential, and secured financings on 3 Corporate Place, 1500 Space Park Drive and Mundells Roundabout, partially offset by a decrease in interest expense at 350 East Cermak Road due to a lower variable interest rate and early paydown of the loan in March 2009. During the three months ended September 30, 2009 and 2008, we capitalized interest of approximately $2.0 million and $4.6 million, respectively, and for the nine months ended September 30, 2009 and 2008, we capitalized interest of approximately $7.2 million and $14.0 million, respectively.

New property increases were caused by properties acquired during the period from January 1, 2008 to September 30, 2009. For the three and nine months ended September 30, 2009, Manchester Technopark and 1201 Comstock Street contributed $1.8 million, or approximately 60%, and $6.1 million, or approximately 71% of the total new properties increase in total operating expenses compared to the same periods in 2008.

We are in the process of investigating allegations of over-billing by a vendor. Based on our investigation to date, which remains ongoing, we do not believe that the potential amount over-billed to us will have a material effect on our financial condition or results of operations. We have notified the appropriate authorities and are cooperating with their investigation.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

As of September 30, 2009, we had $41.2 million of cash and cash equivalents, excluding $36.8 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements, as well as capital expenditures.

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

As of September 30, 2009, our revolving credit facility had a total capacity of $750.0 million and matures in August 2010, subject to two one-year extension options exercisable by us. The bank group is obligated to grant extension options provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility. As of September 30, 2009, borrowings under the revolving credit facility bore interest at a blended rate of 1.35% (US Dollar), and 1.54% (Euro), which are based on 1-month US LIBOR and 1-month EURIBOR, respectively, plus a margin of 1.10%. The margin can range from 1.10% to 2.00%, depending on our Operating Partnership’s total overall leverage. The revolving credit facility has a $515.0 million sub-facility for multicurrency advances in British Pound Sterling, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes. As of September 30, 2009, approximately $149.8 million was drawn under this facility, and $13.2 million of letters of credit were issued, leaving approximately $587.0 million available for use.

For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.

On October 15, 2009, we closed a five-year £23.8 million ($38.0 million based on the rate of exchange on September 30, 2009) loan secured by two properties located in the United Kingdom, Cressex 1 in suburban London and Manchester Technopark in Manchester. The interest rate is 5.68%.

On September 4, 2009, we completed and executed documents for a five-year, €30.0 million ($43.9 million based on the rate of exchange on September 30, 2009) interest-only secured mortgage financing for Clonshaugh Industrial Estate II located in Dublin, Ireland. The loan is scheduled to fund in early December 2009. Based on the current swap rate, the all-in interest rate is approximately 7.36%.

On August 27, 2009, an additional $30.0 million commitment was obtained for the revolving credit facility, increasing total commitments from $720.0 million to $750.0 million. Concurrently, the sub-facility for multicurrency advances increased from $485.0 million to $515.0 million.

On August 6, 2009, we repaid in full the outstanding principal balance on the mortgage loan with respect to 2323 Bryan Street along with accrued interest. We financed the repayment of approximately $54.8 million with borrowings under our revolving credit facility.

Construction

As of September 30, 2009 and December 31, 2008, work in progress, including the proportionate land and property costs related to current construction projects, amounted to $180.0 million, or $210.2 million including construction accruals and certain capitalized costs, and $325.6 million, or $405.3 million including construction accruals and certain capitalized costs, respectively. Separately, our redevelopment program included the proportionate land and building costs related to other targeted projects in the amount of $119.8 million and $76.1 million as of September 30, 2009 and December 31, 2008, respectively. Work in progress related to non-redevelopment projects, primarily tenant and building improvements, amounted to $1.2 million and $2.1 million as of September 30, 2009 and December 31, 2008, respectively.

Future uses of cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of September 30, 2009, we had approximately 1.9 million square feet of redevelopment space and we also owned approximately 124,000 net rentable square feet of datacenter space with extensive installed tenant improvements that we may subdivide for Turn-Key Datacenter® use during the next two years rather than lease to large single tenants. Turn-Key Datacenter® space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Datacenter® space, we expect to incur significant tenant improvement costs to build out and redevelop these spaces. At September 30, 2009, approximately 143,000 square feet of our space held for redevelopment was under construction for Turn-Key Datacenter®, build-to-suit datacenter and Powered Base Building® space in three U.S. and two European markets. At September 30, 2009, we had commitments under construction contracts for approximately $42.0 million. We currently expect to incur approximately $85.0 million to $95.0 million of capital expenditures for our redevelopment program during the three months ended December 31, 2009, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

We are also subject to the commitments discussed below under “Commitments and Contingencies” and “Off-Balance Sheet Arrangements”, and “Distributions” as described below.

Consistent with our growth strategy, we actively pursue opportunities for potential acquisitions, with due diligence and negotiations often at different stages at different times. We currently expect acquisitions for the three months ended December 31, 2009 to be approximately $100.0 million to $105.0 million, though this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results, availability of debt or equity capital or based on acquisition opportunities.

We expect to meet our short- and long-term liquidity requirements, including to pay for scheduled debt maturities and to fund property acquisitions and non-recurring capital improvements with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities. We also may fund future short- and long-term liquidity requirements, including property acquisitions and non-recurring capital improvements using our revolving credit facility pending permanent financing. If we are not able to obtain additional financing on terms attractive to us, or at all, including as a result of the circumstances described above under “Factors Which May Influence Future Results of Operations—Global market and economic conditions”, we may be required to reduce our acquisition or capital expenditure plans, which could have a material adverse effect upon our business and results of operations.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to continue to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred stockholders, common stockholders and unit holders from cash flow from operating activities. All such distributions are at the discretion of our board of directors. We may be required to use borrowings under the revolving credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. We have distributed 100% of our taxable income since inception to minimize corporate level federal income taxes. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our status as a REIT. The exchange rate on our $172.5 million principal amount of our 4.125% exchangeable senior debentures due 2026, the exchange rate on our 5.50% exchangeable senior debentures due 2029, the conversion rate on our series C cumulative convertible preferred stock and our series D cumulative convertible preferred stock are each subject to adjustment for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.265 per share per quarter, $0.33 per share per quarter, $0.28625 per share per quarter and $0.31 per share per quarter, respectively. Therefore, increases to our quarterly dividend may increase the dilutive impact of the exchangeable debentures, series C cumulative convertible preferred stock and series D cumulative convertible preferred stock on our common stockholders.

Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 192,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2012. We made payments of approximately $31,000 to the seller during the nine months ended September 30, 2009 and 2008. We have recorded approximately $1.7 million for this contingent liability on our balance sheet at September 30, 2009.

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other liabilities include $1.3 million and $1.4 million for this liability as of September 30, 2009 and December 31, 2008, respectively. During the nine months ended September 30, 2009 and 2008, we paid approximately $0.2 million and $0.2 million, respectively, to the seller.

As part of the 1525 Comstock Street equity transaction in September 2009, we entered into an agreement with the former noncontrolling interest partners whereby the former noncontrolling interest partners are entitled to receive a payment if the adjusted property value exceeds the estimated property value as defined in the membership interest purchase agreement. The calculation would be performed in September 2010 and the maximum payout would be no more than $0.7 million.

In connection with our investment in Digital Realty Trust Datacenter Park-Dallas in September 2009, we are committed to make future capital contributions in the aggregate amount of $22.9 million pursuant to the joint venture’s LLC agreement.

As of September 30, 2009, we were a party to interest rate cap and swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt maturities and principal payments as of September 30, 2009 (in thousands):

	Revolving Credit Facility (1)	Unsecured Senior Notes	Mortgage Loans	Exchangeable Senior Debentures		Total Debt
Remainder of 2009	$—	$—	$3,226	$—		$3,226
2010	149,838	—	31,362	—		181,200
2011	—	25,000	114,453	172,500	(2)	311,953
2012	—	—	120,829	—		120,829
2013	—	33,000	149,819	—		182,819
Thereafter	—	25,000	513,350	266,400	(3)	804,750

Subtotal	$149,838	$83,000	$933,039	$438,900		$1,604,777
Unamortized discount	—	—	—	(7,674)		(7,674)
Unamortized premium	—	—	2,167	—		2,167

Total	$149,838	$83,000	$935,206	$431,226		$1,599,270

(1)

Subject to two one-year extension options exercisable by us. The bank group is obligated to grant extension options provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility.

(2)	Assumes maturity of 4.125% exchangeable senior debentures due 2026 at first redemption date in August 2011.
(3)	Assumes maturity of 5.50% exchangeable senior debentures due 2029 at first redemption date in April 2014.

The table below summarizes our debt, as of September 30, 2009 (in millions):

Debt Summary:
Fixed rate	$1,219.6
Variable rate debt subject to interest rate swaps and caps	229.9

Total fixed rate debt (including interest rate swaps and caps)	1,449.5
Variable rate—unhedged	149.8

Total	$1,599.3

Percent of Total Debt:
Fixed rate (including swapped debt)	90.6%
Variable rate	9.4%

Total	100.0%

Effective Interest Rate as of September 30, 2009(1):
Fixed rate (including hedged variable rate debt)	5.97%
Variable rate	1.37%
Effective interest rate	5.54%

(1)	Excludes impact of deferred financing cost amortization.

As of September 30, 2009, we had approximately $1.6 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total market capitalization was approximately 26% (based on the closing price of our common stock on September 30, 2009 of $45.71). For this purpose, our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us (with the per unit value equal to the market value of one share of our common stock and excluding long-term incentive units and Class C Units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various LIBOR, GBP LIBOR and EURIBOR rates ranging from one to twelve months, depending on the respective agreement governing the debt. Assuming maturity of our 4.125% exchangeable senior debentures due 2026 and 5.50% exchangeable senior debentures due 2029 at their first redemption dates in August 2011 and April 2014, respectively, as of September 30, 2009, our debt had a weighted average term to initial maturity of approximately 4.3 years (approximately 4.6 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of September 30, 2009, we were party to interest rate swap and cap agreements related to $229.9 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

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

Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008

The following table shows cash flows and ending cash and cash equivalent balances for the nine months ended September 30, 2009 and 2008, respectively (in thousands):

	Nine Months Ended September 30,
	2009	2008	Change
Net cash provided by operating activities	$218,724	$123,537	$95,187
Net cash used in investing activities	(359,490)	(468,038)	108,548
Net cash provided by financing activities	108,584	355,127	(246,543)

Net (decrease) increase in cash and cash equivalents	$(32,182)	$10,626	$(42,808)

The increase in net cash provided by operating activities was primarily due to increased cash flows from new leasing at our same store properties and new operating properties acquired during the twelve months ended September 30, 2009. Net cash used in investing activities decreased for the nine months ended September 30, 2009, as we had a decrease in cash paid for acquisitions for the nine months ended September 30, 2009 ($38.9 million) as compared to the same period in 2008 ($68.6 million) along with a decrease in cash paid for capital expenditures for the nine months ended September 30, 2009 ($323.2 million) as compared to the same period in 2008 ($389.2 million).

Net cash flows from financing activities consisted of the following amounts (in thousands):

	Nine Months Ended September 30,
	2009	2008	Change
Net repayments of borrowings	$(88,116)	$(83,780)	$(4,336)
Net proceeds from issuance of common/preferred stock, including exercise of stock options	87,469	549,337	(461,868)
Net proceeds from 5.50% exchangeable senior debentures	258,949	—	258,949
Dividend and distribution payments	(140,087)	(119,928)	(20,159)
Purchase of noncontrolling interests	(26,326)	—	(26,326)
Other	16,695	9,498	7,197

Net cash provided by financing activities	$108,584	$355,127	$(246,543)

The change in net borrowings for the nine months ended September 30, 2009 as compared to the same period in 2008 was a result of increased repayments on the revolving credit facility with proceeds from the issuance of our common stock (net proceeds of $83.2 million in February 2009) and 5.50% exchangeable senior debentures (net proceeds of $258.9 million in April 2009) as compared to repayments with proceeds from the issuance of our preferred stock (net proceeds of $334.1 million in February 2008). The increase in dividend and distribution payments for the nine months ended September 30, 2009 as compared to the same period in 2008 was a result of an increase in shares outstanding in 2009 as compared to 2008 and dividends on our series D preferred stock being paid for a three full quarters for the nine months ended September 30, 2009, whereas this series of preferred stock was outstanding for only a portion of the nine months ended September 30, 2008.

Noncontrolling interests in Operating Partnership

Noncontrolling interests relate to the common units in the Operating Partnership that are not owned by us, which, as of September 30, 2009, amounted to 6.9% of the Operating Partnership common units. In conjunction with our formation, GI Partners received common units, in exchange for contributing ownership interests in properties to the Operating Partnership. Also in connection with acquiring real estate interests owned by third parties, the Operating Partnership issued common units to those sellers.

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

We use interest rate swap and cap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of September 30, 2009, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$1,219.6	$1,362.0
Variable rate debt subject to interest rate swaps and caps	229.9	229.0

Total fixed rate debt (including interest rate swaps and caps)	1,449.5	1,591.0
Variable rate debt	149.8	149.8

Total outstanding debt	$1,599.3	$1,740.8

Interest rate swaps included in this table and their fair values as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of September 30, 2009		As of December 31, 2008		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of September 30, 2009	As of December 31, 2008
$20,777	(1)	$19,239	(1)	Swap	4.944	Jul. 10, 2006	Apr. 10, 2011	$(1,101)	$(986)
68,443	(1)	—	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013	(320)	—
15,597	(2)	15,041	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013	(975)	(559)
11,284	(2)	10,881	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013	(741)	(442)
9,930	(2)	9,575	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013	(635)	(365)
46,218	(2)	44,564	(2)	Swap	3.776	Dec. 5, 2006	Jan. 18, 2012	(2,185)	(1,131)
39,737	(2)	38,315	(2)	Swap	4.000	Dec. 20, 2006	Jan. 18, 2012	(2,075)	(1,207)
—		96,458		Swap	3.167	Oct. 15, 2008	June 15, 2009	—	(1,116)
17,920		—		Cap	4.000	June 24, 2009	June 25, 2012	91	—

$229,906		$234,073						$(7,941)	$(5,806)

(1)	Translation to U.S. dollars is based on exchange rate of $1.60 to £1.00 as of September 30, 2009 and $1.46 to £1.00 as of December 31, 2008.
(2)	Translation to U.S. dollars is based on exchange rate of $1.46 to €1.00 as of September 30, 2009 and $1.40 to €1.00 as of December 31, 2008.

Sensitivity to changes in interest rates.

The following table shows the effect if assumed changes in interest rates occurred:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps and caps following an assumed 10% increase in interest rates	20	$1.3
Decrease in fair value of interest rate swaps and caps following an assumed 10% decrease in interest rates	(20)	($1.3)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped or capped interest following a 10% increase in interest rates	20	0.3
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped or capped interest following a 10% increase in interest rates	(20)	(0.3)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(20)	6.6
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	20	(6.2)

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

Foreign currency exchange risk

As of September 30, 2009, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland and Canada and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British Pound, Euro and the Swiss Franc, except for our Canadian property for which the functional currency is the U.S. dollar. Our primary currency exposures are to the Euro and the British Pound. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of shareholders’ equity. For the three and nine months ended September 30, 2009, operating revenues from properties outside the United States contributed $20.7 million and $60.1 million, respectively, which represented 12.7% and 12.9% of our operating revenues, respectively.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 – Legal Proceedings.

None.

ITEM 1A – Risk Factors.

None.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3 – Defaults Upon Senior Securities.

None.

ITEM 4 – Submission of Matters to a Vote of Security Holders.

None.

ITEM 5 – Other Information.

None.

ITEM 6 – Exhibits

Exhibit

10.1†	Third Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan.

12.1	Statement of Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

November 9, 2009	/s/ MICHAEL F. FOUST
Michael F. Foust
Chief Executive Officer
(principal executive officer)

November 9, 2009	/s/ A. WILLIAM STEIN
A. William Stein
Chief Financial Officer and Chief Investment Officer
(principal financial officer)

November 9, 2009	/s/ EDWARD F. SHAM
Edward F. Sham
Vice President and Controller
(principal accounting officer)

Exhibit Index

Exhibit Number	Description

10.1†	Third Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan.

12.1	Statement of Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.