Form 10-K
period 2009-12-31
Digital Realty Trust, Inc.
filed 2010-02-26
CIK 1297996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large-accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2009 totaled approximately $2.7 billion based on the closing price for the registrant’s common stock on that day as reported by the New York Stock Exchange. Such value excludes common stock held by executive officers, directors and 10% or greater stockholders as of June 30, 2009. The identification of 10% or greater stockholders as of June 30, 2009 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2009. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2010
Common Stock, $.01 par value per share	77,881,924

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement with respect to its 2010 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

DIGITAL REALTY TRUST, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

PART 1

ITEM 1.	BUSINESS

General

As used herein, the terms “we,” “our,” “us,” “the company” and “our company” refer to Digital Realty Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Digital Realty Trust, L.P., a Maryland limited partnership of which we are the sole general partner and which we refer to as our operating partnership. We target high-quality, strategically located properties containing applications and operations critical to the day-to-day operations of technology industry tenants and corporate enterprise datacenter users, including the information technology, or IT, departments of Fortune 100 and financial services companies. Our tenant base is diversified within the technology industry and reflects a broad spectrum of regional, national and international tenants that are leaders in their respective areas. We operate as a real estate investment trust, or REIT, for federal income tax purposes.

Through our operating partnership, at December 31, 2009 we owned 81 properties, excluding one property held as an investment in an unconsolidated joint venture. Our properties are primarily located throughout North America with 13 properties in Europe. Our properties contain a total of approximately 14.4 million net rentable square feet, including approximately 1.8 million square feet held for redevelopment. A significant component of our current and future internal growth is anticipated through the development of our existing space held for redevelopment and through acquisitions of new properties. Our operations and acquisition activities are focused on a limited number of markets where technology industry tenants and corporate datacenter users are concentrated, including the Chicago, Dallas, Los Angeles, New York/New Jersey, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S. and the London, Dublin, Paris and Amsterdam markets in Europe. As of December 31, 2009, our portfolio, excluding space held for redevelopment, was approximately 95.0% leased at an average annualized rent per leased square foot of $41.82. The types of properties within our focus include:

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

Unlike traditional office and flex/research and development space, the location of and improvements to our facilities are generally essential to our tenants’ businesses, which we believe results in high occupancy levels, long lease terms and low tenant turnover. In addition, many of our properties have tenant improvements that have been installed at our tenants’ expense. The tenant improvements in our facilities are generally readily adaptable for use by similar tenants. We also had approximately 1.8 million square feet available for redevelopment at December 31, 2009.

We were incorporated in the state of Maryland on March 9, 2004. Our principal executive offices are located at 560 Mission Street, Suite 2900, San Francisco, California 94105. Our telephone number at that location is (415) 738-6500. Our website is located at www.digitalrealtytrust.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this annual report on Form 10-K or any other report or document we file with or furnish to the United States Securities and Exchange Commission, or the Securities and Exchange Commission.

Recent Developments

On October 30, 2009, we acquired two fully leased datacenter facilities, 1350 Duane Avenue and 3080 Raymond Street; the adjacent buildings are located in Santa Clara, California. The buildings total approximately 185,000 square feet. The purchase price of approximately $90.5 million includes the assumption of a $52.8 million loan. The acquisition was financed with borrowings under our revolving credit facility.

On December 17, 2009, we acquired a two-property datacenter portfolio consisting of four buildings located at 21561 and 21571 Beaumeade Circle in Ashburn, Virginia and 45901 and 45905 Nokes Boulevard in Sterling, Virginia, as well as certain vacant land located at 21551 Beaumeade Circle in Ashburn, Virginia, which we refer to collectively as the Beaumeade/Nokes Property, for a purchase price of approximately $63.3 million. The Beaumeade/Nokes Property totals approximately 332,000 square feet with the vacant land capable of supporting up to 140,000 square feet of new datacenter development. The acquisition was financed with borrowings under our revolving credit facility.

On December 31, 2009, we entered into equity distribution agreements, which we refer to as the Original Equity Distribution Agreements, with each of Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, or the Original Agents, under which we could issue and sell shares of our common stock having an aggregate offering price of up to $400,000,000 from time to time through, at our discretion, any of the Original Agents as our sales agents. On January 22, 2010, we amended and restated each Original Equity Distribution Agreement with the applicable Original Agent, and also entered into a new equity distribution agreement with Morgan Stanley & Co. Incorporated, or collectively the Equity Distribution Agreements, under which we may issue and sell shares of our common stock having an aggregate offering price of up to $400,000,000 (including the approximately 1.1 million shares of common stock having an aggregate offering price of approximately $54.3 million sold pursuant to the Original Equity Distribution Agreements as of January 22, 2010), from time to time through, at our discretion, any of the Original Agents or Morgan Stanley & Co. Incorporated as our sales agents. The sales of common stock made under the Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. We intend to use the proceeds from the sale of shares pursuant to the Equity Distribution Agreements to temporarily repay borrowings under our revolving credit facility, to acquire additional properties, to fund development and redevelopment opportunities and for general corporate purposes. As of February 19, 2010, we have generated net proceeds of approximately $53.5 million from the issuance of approximately 1.1 million common shares under our the Equity Distribution Agreements at an average price of $50.54 per share after payment of approximately $0.8 million of commissions to the sales agents.

On January 20, 2010, we closed the sale of $100.0 million aggregate principal amount of our senior unsecured term notes under our Note Purchase and Private Shelf Agreement dated July 24, 2008, or the Prudential shelf facility. The notes were issued in two series referred to as the series D and series E notes. The series D notes have a principal amount of $50.0 million, an interest-only rate of 4.57% per annum and a five-year maturity, and the series E notes have a principal amount of $50.0 million, an interest-only rate of 5.73% per annum and a seven-year maturity. We used the proceeds of the series D and series E notes to fund acquisitions, to temporarily repay borrowings under our revolving credit facility and for working capital. The series D and series E notes are subject to the covenants set forth in the Prudential shelf facility.

On January 22, 2010, we completed the acquisition of a three-property datacenter portfolio located in Massachusetts and Connecticut, which we refer to as the New England Portfolio. The purchase price was approximately $375.0 million and was funded with borrowings under our revolving credit facility. The New England Portfolio comprises a total of approximately 550,000 square feet.

On January 28, 2010, our operating partnership closed the issuance of $500.0 million aggregate principal amount of 5.875% notes due 2020. The purchase price paid by the initial purchasers was 98.296% of the principal amount thereof. The notes are general unsecured senior obligations of our operating partnership, rank equally in right of payment with all other senior unsecured indebtedness of our operating partnership and are fully and unconditionally guaranteed by us. Interest on the notes is payable on February 1 and August 1 of each year, beginning on August 1, 2010. The net proceeds from the offering after deducting the original issue discount, underwriting commissions and estimated expenses was approximately $487.6 million. We used the net proceeds from the offering to temporarily repay borrowings under our revolving credit facility, fund development and redevelopment opportunities and for general corporate purposes.

On February 3, 2010, we closed the sale of $17.0 million aggregate principal amount of our senior unsecured term notes, which we refer to as the series F notes, under the Prudential shelf facility. The series F notes have an interest-only rate of 4.50% per annum and a five-year maturity. We used the proceeds of the series F to fund acquisitions, to temporarily repay borrowings under our revolving credit facility and fund development and redevelopment opportunities for working capital. The series F notes are subject to the covenants set forth in the Prudential shelf facility.

On February 23, 2010, we declared the following dividend per share. The Operating Partnership will make an equivalent distribution per unit.

Share Class	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Common stock and common unit
Dividend and distribution amount	$0.531250	$0.492188	$0.273438	$0.343750	$0.480000
Dividend and distribution payable date	March 31, 2010	March 31, 2010	March 31, 2010	March 31, 2010	March 31, 2010
Dividend payable to shareholders of record on	March 16, 2010	March 16, 2010	March 16, 2010	March 16, 2010	March 16, 2010
Annual equivalent rate of dividend and distribution	$2.125	$1.969	$1.094	$1.375	$1.920

On February 23, 2010, our board of directors approved an amendment to our charter increasing the number of authorized shares of our common stock, par value $.01 per share, available for issuance from 125,000,000 to 145,000,000. No changes were made to the number of authorized shares of our preferred stock, par value $.01 per share, available for issuance (currently 30,000,000). We filed the amendment with the Maryland State Department of Assessments and Taxation on February 26, 2010.

Our Competitive Strengths

We believe we distinguish ourselves from other owners, acquirors and managers of technology-related real estate through our competitive strengths, which include:

•

High-Quality Portfolio that is Difficult to Replicate. Our portfolio contains state-of-the-art data center facilities with extensive tenant improvements. Based on current market rents and the estimated replacement costs of our properties and their improvements, we believe that they could not be replicated today on a cost-competitive basis. Our portfolio of corporate and Internet gateway data center facilities is equipped to meet the power and cooling requirements for the most demanding corporate IT applications. Many of the properties in our portfolio are located on major aggregation points formed by the physical presence of multiple major telecommunications service providers, which reduces our tenants’ costs and operational risks and increases the attractiveness of our buildings.

•

Presence in Key Markets. Our portfolio is located in 27 metropolitan areas, including the Chicago, Dallas, Los Angeles, New York/New Jersey, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S. and the Amsterdam, Dublin, London and Paris markets in Europe, and is diversified so that no one market represented more than 17.9% of the aggregate annualized rent of our portfolio as of December 31, 2009.

•

Proven Ability To Sign New Leases. We have considerable experience in identifying and leasing to new tenants. The combination of our specialized data center leasing team and customer referrals continues to provide a robust pipeline of new tenants. During the year ended December 31, 2009, we commenced new leases totaling approximately 757,000 square feet, which represent approximately $80.1 million in annualized GAAP rent. These leases were comprised of Powered Base Building®, Turn-Key Datacenters®, and ancillary office and other uses.

•

Demonstrated Acquisition Capability. As of December 31, 2009, our portfolio consisted of 81 technology-related real estate properties, excluding one property held through an investment in an unconsolidated joint venture, that we or our predecessor acquired beginning in 2002, for an aggregate of 14.4 million net rentable square feet, including approximately 1.8 million square feet held for redevelopment. We have developed detailed, standardized procedures for evaluating acquisitions, including income producing assets and vacant properties suitable for redevelopment, to ensure that they meet our financial, technical and other criteria. These procedures and our in-depth knowledge of the technology and data center industries allow us to identify strategically located properties and evaluate investment opportunities efficiently and, as appropriate, commit and close quickly. Our broad network of contacts within a highly fragmented universe of sellers and brokers of technology-related real estate enables us to capitalize on acquisition opportunities. As a result, we acquired more than half of our properties before they were broadly marketed by real estate brokers.

•

Flexible Datacenter Solutions. We provide flexible, customer oriented solutions designed to meet the needs of technology and corporate data center users, including Turn-Key Datacenter®, Powered Base Building® and build-to-suit options. Our Turn-Key Datacenters® are move-in ready, physically secure facilities with the power and cooling capabilities to support mission-critical IT enterprise applications. We believe our Turn-Key Datacenters® are effective solutions for tenants that lack the expertise, capital budget or desire to provide their own extensive data center infrastructure, management and security. For tenants that possess the ability to build and operate their own facility, our Powered Base Building® solution provides the physical location, required power and network access necessary to support a state-of-the-art data center. Our in-house engineering and design and construction professionals can also provide tenants with customized build-to-suit solutions to meet their unique specifications. Our Critical Facilities Management® services and team of technical engineers and data center operations experts provide 24/7 support for these mission-critical facilities.

•

Differentiating Development Advantages. Our extensive development activity, operating scale and process-based approach to data center design, construction and operations result in significant cost savings and added value for our tenants. We have leveraged our purchasing power by securing global purchasing agreements and developing relationships with major equipment manufacturers, reducing costs and shortening delivery timeframes on key components, including major mechanical and electrical equipment. Utilizing our innovative modular data center design referred to as POD Architecture®, we deliver what we believe to be a technically superior data center environment at significant cost savings. In addition, by utilizing our POD Architecture® to develop new Turn-Key Datacenters® in our existing Powered Base Buildings®, on average we are able to deliver a fully commissioned facility in just under 30 weeks. Finally, our access to capital allows us to provide financing options for tenants that do not want to invest their own capital.

•

Diverse Tenant Base Across a Variety of Industry Sectors. We use our in-depth knowledge of the requirements and trends for Internet and data communications and corporate data center users to market our properties to domestic and international tenants with specific technology needs. At December 31, 2009, we had approximately 325 tenants across a variety of industry sectors, ranging from information technology and Internet enterprises to financial services, energy and manufacturing companies. No single tenant accounted for more than 10% of the aggregate annualized rent of our portfolio as of December 31, 2009.

•	Experienced and Committed Management Team and Organization. Our senior management team, including our Chairman, has an average of over 25 years of experience in the technology or real estate industries, including experience as investors in, advisors to and founders of technology companies. We believe that our senior management team’s extensive knowledge of both the real estate and the technology industries provides us with a key competitive advantage. At December 31, 2009, our senior management team collectively owned common equity interests in our company of approximately 1.3%, which aligns management’s interests with those of our stockholders.

•

Long-Term Leases That Complement Our Growth. We have long-term leases with stable cash flows. As of December 31, 2009, our weighted-average lease term was in excess of 13 years, with a weighted-average of seven years remaining, excluding renewal options. Our lease expirations through December 31, 2011 are 14.2% of our net rentable square feet excluding space held for redevelopment as of December 31, 2009.

Business and Growth Strategies

Our primary business objectives are to maximize sustainable long-term growth in earnings, funds from operations and cash flow per share and to maximize returns to our stockholders. Our business strategies to achieve these objectives are:

•

Achieve Superior Returns on Redevelopment Inventory. At December 31, 2009, we had approximately 1.8 million square feet held for redevelopment. At December 31, 2009, 87,000 square feet of our space held for redevelopment was undergoing construction for Turn-Key Datacenter®, build-to-suit data center and Powered Base Building® space in two U.S. and one European markets. These projects have sufficient power capacity to meet the power and cooling requirements of today’s advanced data centers. We will continue to build-out our redevelopment portfolio when justified by anticipated returns.

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

•

Access and Use Capital Efficiently. We believe we can increase stockholder returns by effectively accessing and deploying capital. Since our initial public offering in 2004, we have raised over $4.5 billion of capital through common, preferred and convertible preferred equity offerings, two exchangeable debt offerings, our revolving credit facility, secured mortgage financings and refinancings, and sales of non-core assets. We will endeavor to maintain financial flexibility while using our liquidity and access to capital to support operations, including our acquisition, leasing, development and redevelopment programs, which are important sources of growth for the company.

•

Maximize the Cash Flow of our Properties. We aggressively manage and lease our assets to increase their cash flow. We often acquire properties with substantial in-place cash flow and some vacancy, which enables us to create upside through lease-up. Moreover, many of our properties contain extensive in-place infrastructure or buildout that may result in higher rents when leased to tenants seeking these improvements. We control our costs by negotiating expense pass-through provisions in tenant leases for operating expenses, including power costs, and certain capital expenditures. Leases covering more than 75% of the leased net rentable square feet in our portfolio as of December 31, 2009 required tenants to pay all or a portion of increases in operating expenses, including real estate taxes, insurance, common area charges and other expenses.

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

Competition

We compete with numerous developers, owners and operators of real estate and datacenters, many of which own properties similar to ours in the same markets in which our properties are located, including DuPont Fabros Technology, Inc., 365 Main Inc., CoreSite and various local developers in the U.S., and Global Switch, Centrum and various regional operators in Europe. If our competitors offer space that our tenants or potential tenants perceive to be superior to ours based on numerous factors, including available power, security considerations, location, or connectivity, or if they offer rental rates below current market rates, or below the rental rates we are offering, we may lose tenants or potential tenants or be required to incur costs to improve our properties or reduce our rental rates. In addition, recently many of our competitors have developed or redeveloped additional datacenter space. If the supply of datacenter space continues to increase as a result of these activities or otherwise, rental rates may be reduced or we may face delays in or be unable to lease our vacant space, including space that we develop or redevelop. Finally, if tenants or potential tenants desire services that we do not offer, we may not be able to lease our space to those tenants. Our financial condition, results of operations, cash flow, cash available for distribution, including cash available to pay dividends to our preferred or common stockholders, and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.

Regulation

General

Office properties in our submarkets are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties as of December 31, 2009 has the necessary permits and approvals to operate its business.

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

Employees

As of December 31, 2009 we had 264 employees. None of these employees are represented by a labor union.

How to Obtain Our SEC Filings

All reports we file with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. We also provide copies of our Forms 8-K, 10-K, 10-Q, Proxy, Annual Report and amendments to those documents at no charge to investors upon request and make electronic copies of such reports available through our website at www.digitalrealtytrust.com as soon as reasonably practicable after filing such material with the SEC. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this annual report on Form 10-K, or any other document that we file with the SEC.

Offices

Our headquarters are located in San Francisco. We have regional offices in Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia and Phoenix and international offices in Dublin, London and Paris.

ITEM 1A.	RISK FACTORS

For purposes of this section, the term “stockholders” means the holders of shares of our common stock and of our preferred stock. Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following factors in evaluating our company, our properties and our business. The occurrence of any of the following risks might cause our stockholders to lose all or a part of their investment. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” starting on page 29.

Risks Related to Our Business and Operations

Global economic conditions could adversely affect our liquidity and financial condition.

Recent U.S., European and other international market and economic conditions have been unprecedented and challenging, with significantly tighter credit conditions and recession in all markets in which we own properties and conduct our operations continuing into 2010. Continued concerns about the systemic impact of potential wide-spread and long-term recession, energy costs, geopolitical issues, the availability and cost of credit, global financial and mortgage markets, corporate, consumer and governmental debt levels and declining residential and commercial real estate markets have contributed to increased market volatility and diminished expectations for the U.S., European and other economies. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have and continue to contribute to global volatility of unprecedented levels.

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

In addition, our access to funds under our revolving credit facility depend on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. We cannot assure you that continuing long-term disruptions in the global economy and the continuation of tighter credit conditions among, and potential failures or nationalizations of, third party financial institutions as a result of such disruptions will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitments to us, our business, results of operation, cash flows and financial condition could be adversely affected.

If we do not have sufficient cash flow to continue operating our business and are unable to borrow additional funds, access our revolving credit facility or raise equity capital, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, curtailing development or redevelopment activity, disposing of one or more of our properties possibly on disadvantageous terms or entering into or renewing leases on less favorable terms than we otherwise would.

Our growth depends on external sources of capital which are outside of our control.

In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code of 1986, as amended, which we refer to as the Code, to annually distribute at least 90% of our net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition or redevelopment financing, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain equity or debt financing on favorable terms or at all. Any additional debt we incur will increase our leverage. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our business prospects and growth potential;

•	our current debt levels;

•	our current and expected future earnings, funds from operations and growth thereof;

•	our cash flow and cash distributions;

•	the market price per share of our common stock and preferred stock; and

•	our ability to maintain our investment grade credit rating with the ratings agencies.

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

We review the carrying value of our properties when circumstances, such as adverse market conditions (including conditions resulting from the ongoing global economic recession), indicate potential impairment may exist. We base our review on an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis. Impairment charges could adversely affect our financial condition, results of operations, cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders and per share trading price of our common stock or preferred stock.

Our properties depend upon the demand for technology-related real estate.

Our portfolio of properties consists primarily of technology-related real estate and datacenter real estate in particular. A decrease in the demand for datacenter space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. Our substantial redevelopment activities make us particularly susceptible to general economic slowdowns, including recessions, as well as adverse developments in the corporate datacenter, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for datacenter space. Reduced demand could also result from business relocations, including to markets that we do not currently serve such as Asia. Changes in industry practice or in technology, such as virtualization technology, more efficient or miniaturization of computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical datacenter space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy.

We depend on significant tenants, and many of our properties are single-tenant properties or are currently occupied by single tenants.

As of December 31, 2009, the 20 largest tenants in our property portfolio represented approximately 57% of the total annualized rent generated by our properties. Our largest tenants by annualized rent are Savvis Communications and Equinix Operating Company, Inc. Savvis Communications leased approximately 1.9 million square feet of net rentable space as of December 31, 2009, representing approximately 9.8% of the total annualized rent generated by our properties. Equinix Operating Company, Inc. leased approximately 607,000 square feet of net rentable space as of December 31, 2009, representing approximately 5.0% of the total annualized rent generated by our properties. In addition, 38 of our 81 properties are occupied by single tenants, including properties occupied solely by Savvis Communications and Equinix Operating Company, Inc. Many factors, including consequences of current global economic conditions, may cause our tenants to experience a downturn in their businesses or otherwise experience a lack of liquidity, which may weaken their financial condition and result in their failure to make timely rental payments or their default under their leases. If any tenant defaults or fails to make timely rent payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

Our tenants may choose to develop new data centers or expand their own existing data centers, which could result in the loss of one or more key tenants or reduce demand for our newly developed data centers, which could have a material adverse effect on our revenues and results of operations.

Our tenants may choose to develop new data centers or expand or consolidate into data centers that we do not own in the future. In the event that any of our key tenants were to do so, it could result in a loss of business to us or put pressure on our pricing. If we lose a tenant, there is no assurance that we would be able to replace that tenant at a competitive rate or at all, which could have a material adverse effect on our revenues and results of operations.

The bankruptcy or insolvency of a major tenant may adversely affect the income produced by our properties.

If any tenant becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. At December 31, 2009, one tenant, Lyondell Chemical Company (Lyondell) was in bankruptcy. As of December 31, 2009, Lyondell leased approximately 15,500 square feet of net rentable space at a property in Dallas, Texas and was current on all of its rental obligations.

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

Our properties are located in 27 metropolitan areas. We depend upon the local economic conditions in these markets, including local real estate conditions. Many of these markets experienced downturns in recent years and are currently experiencing downturns as a result of the global economic crisis or other factors. Our operations may also be affected if too many competing properties are built in any of these markets or supply otherwise increases or exceeds demand. Our operations and our revenue and cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, including us, could be materially adversely affected by the global economic downturn. We cannot assure you that these markets will grow or will remain favorable to technology-related real estate.

As of December 31, 2009, our portfolio was geographically concentrated in the following metropolitan markets.

Metropolitan Market	Percentage of 12/31/09 total annualized rent(1)
Silicon Valley	17.9%
Chicago	11.8%
New York/New Jersey	10.3%
Northern Virginia	9.8%
Dallas	9.5%
Phoenix	6.4%
San Francisco	4.8%
Los Angeles	4.5%
London, England	4.2%
Dublin, Ireland	3.9%
Paris, France	3.2%
Other	13.7%

100.0%

(1)	Annualized rent is monthly contractual rent under existing leases as of December 31, 2009, multiplied by 12.

In addition, we are currently developing or redeveloping properties in certain of these markets. Any further negative changes in real estate, technology or economic conditions in these markets in particular could negatively impact our performance.

Our growth depends upon the successful development of our existing space held for redevelopment and new properties acquired for redevelopment and any delays or unexpected costs in such development or difficulties in leasing or operating newly developed space may delay and harm our growth prospects, future operating results and financial condition.

We had approximately 1.8 million square feet held for redevelopment at December 31, 2009, including four vacant properties. We are and intend to continue building out a large portion of this space on a speculative basis at significant cost. Our successful development and redevelopment of these projects is subject to many risks, including those associated with:

•	delays in construction;

•	budget overruns;

•	changes to the plans or specifications;

•	construction site accidents and other casualties;

•	increased prices for raw materials or building supplies;

•	lack of availability and/or increased costs for specialized data center components, including long lead time items such as generators;

•	financing availability, including our ability to obtain construction financing and permanent financing;

•	increases in interest rates or credit spreads;

•	labor availability and costs;

•	labor disputes and work stoppages with contractors, subcontractors or others that are constructing the project;

•	failure of contractors to perform on a timely basis or at all, or other misconduct on the part of contractors;

•	timing of the commencement of rental payments;

•	ability to lease the space we develop or redevelop at all, or at rates we consider favorable or expected at the time we commenced redevelopment;

•	increased supply or reduced demand for datacenters space;

•	access to sufficient power and related costs of providing such power to our tenants;

•	environmental issues;

•	fire, flooding, earthquakes and other national disasters;

•	geological, construction, excavation and equipment problems;

•	delays or denials of entitlements or permits, including zoning and related permits or other delays resulting from our dependence on the cooperation of public agencies and utility companies; and

•	other property development uncertainties.

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

We may be unable to lease vacant or redevelopment space or renew leases, re-lease space as leases expire.

At December 31, 2009, we owned approximately 1.8 million square feet held for redevelopment. Of this space, we are currently redeveloping 87,000 square feet. We intend to continue to add new space to our redevelopment inventory and to continue to redevelop additional space from this inventory. A substantial portion of the space that we redevelop is, and will continue to be, redeveloped on a speculative basis, meaning that we do not have a signed lease for the space when we begin the redevelopment process. We also develop or redevelop space specifically for tenants pursuant to leases signed prior to beginning the development or redevelopment process. In those cases, if we failed to meet our development or redevelopment obligations under those leases, these tenants may be able to terminate the leases and we would be required to find a new tenant for this space. We cannot assure you that once we have redeveloped a space we will be able to successfully lease it. If we are not able to successfully lease the space that we redevelop, if redevelopment costs are higher than we currently estimate, or if lease rates are lower than expected when we began the project or are otherwise undesirable, our revenue and operating results could be adversely affected.

In addition, as of December 31, 2009, leases representing 14.2% of the square footage of the properties in our portfolio, excluding space held for redevelopment, were scheduled to expire through 2011, and an additional 5.3% of the net rentable square footage excluding space held for redevelopment was available to be leased. Some of this space may require substantial capital investment to meet the power and cooling requirements of today’s advanced data centers, or may no longer be suitable for this use. In addition, we cannot provide assurance that leases will be renewed or that our properties will be re-leased at all, or at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases, we do not re-lease our available space, including newly redeveloped space and space for which leases are scheduled to expire or it takes longer for us to lease or re-lease this space or for rents to commence on this space, our financial condition, results of operations, cash flow, cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, per share trading price of our common stock or preferred stock, and our ability to satisfy our debt service obligations could be materially adversely affected.

We have owned certain of our properties for a limited time.

We owned 81 properties at December 31, 2009, excluding one property held as an investment in an unconsolidated joint venture. These properties are primarily located throughout North America and 13 properties are located in Europe. The properties contain a total of approximately 14.4 million net rentable square feet, including 1.8 million square feet held for redevelopment. All the properties have been under our management for less than six years, and we have owned six of the properties for less than one year at December 31, 2009. The properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential. We cannot assure you that the operating performance of the properties will not decline under our management. In addition, we have a limited history operating Turn-Key Datacenters® that we have developed or redeveloped. Because we generally cannot pass operating expenses (other than energy costs) on to our tenants in Turn-Key Datacenters®, if we incur operating expenses greater than we anticipated based on our limited operating history, our results of operations could be negatively impacted.

We may have difficulty managing our growth.

We have significantly expanded the size of our company. For example, during 2009, we acquired six properties, our number of employees increased from 210 to 264 and we increased the number and size of our redevelopment activities. The growth in our company may significantly strain our management, operational and financial resources and systems. In addition, as a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the NYSE. The requirements of these rules and regulations have increased our accounting, legal and financial compliance costs and may strain our management and financial, legal and operational resources and systems. An inability to manage our growth effectively or the increased strain on management of our resources and systems could result in deficiencies in our disclosure controls and procedures or our internal control over financial reporting and could negatively impact our cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, including us.

Tax protection provisions on certain properties could limit our operating flexibility.

We have agreed with the third-party contributors who contributed the direct and indirect interests in the 200 Paul Avenue 1-4 and 1100 Space Park Drive properties to indemnify them against adverse tax consequences if we were to sell, convey, transfer or otherwise dispose of all or any portion of these interests, in a taxable transaction, in these properties. However, we can sell these properties in a taxable transaction if we pay the contributors cash in the amount of their tax liabilities arising from the transaction and tax payments. The 200 Paul Avenue 1-4 and 1100 Space Park Drive properties represented 6.4% of our portfolio’s annualized rent as of December 31, 2009. These tax protection provisions apply for a period expiring on the earlier of November 3, 2013 and the date on which these contributors (or certain transferees) hold less than 25% of the units issued to them in connection with the contribution of these properties to our operating partnership. Although it may be in our stockholders’ best interest that we sell a property, it may be economically disadvantageous for us to do so because of these obligations. We have also agreed to make up to $17.8 million of debt available for these contributors to guarantee. We agreed to these provisions in order to assist these contributors in preserving their tax position after their contributions.

Potential losses may not be covered by insurance.

We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our portfolio under various insurance policies. We select policy specifications and insured limits which we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses such as loss from riots, terrorist threats, war or nuclear reaction. Most of our policies, like those covering losses due to floods, are insured subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. A large portion of the properties we own are located in California, an area especially subject to earthquakes. Together, these properties represented approximately 27% of our portfolio’s annualized rent as of December 31, 2009. While we carry earthquake insurance on our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.

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

Our total consolidated indebtedness at December 31, 2009 was approximately $1.8 billion, and we may incur significant additional debt to finance future acquisition and development activities. We have a revolving credit facility, which has a borrowing limit based upon a percentage of the value of our unsecured properties included in the facility’s borrowing base. At December 31, 2009, approximately $521.5 million was available under this facility. In addition, under our contribution agreement with respect to the 200 Paul Avenue 1-4 and 1100 Space Park Drive properties, we have agreed to make available for guarantee up to $17.8 million of indebtedness and may enter into similar agreements in the future.

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

•	we may violate restrictive covenants in our loan documents beyond applicable grace periods, which would entitle the lenders to accelerate our debt obligations; and

•	our default under any one of our mortgage loans with cross default provisions could result in a default on other indebtedness.

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

Our revolving credit facility and 5.875% notes due 2020 restrict our ability to engage in some business activities.

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

In addition, our 5.875% notes due 2020, or the 2020 notes, are governed by an indenture, which contains various restrictive covenants, including limitations on our ability to incur indebtedness and requirements to maintain a pool of unencumbered assets. These restrictions, and the restrictions in our revolving credit facility, could cause us to default on our 2020 notes or revolving credit facility, as applicable, or negatively affect our operations, our ability to pay cash dividends to our stockholders or our operating partnership’s ability to pay distributions to its unitholders, including us.

The exchange and repurchase rights of our exchangeable debentures may be detrimental to holders of common stock.

Our operating partnership has outstanding $172.5 million aggregate principal amount of 4.125% Exchangeable Senior Debentures due 2026, which we refer to as the 2026 debentures. The 2026 debentures may under certain circumstances be exchanged for cash (up to the principal amount of the exchangeable debentures) and, with respect to any excess exchange value, into cash, shares of our common stock or a combination of cash and shares of our common stock at the current exchange rate of 31.0370 shares per $1,000 principal amount of exchangeable debentures. At the current exchange rate, the 2026 debentures are exchangeable for our common stock at an exchange price of approximately $32.2196 per share. The exchange rate of the 2026 debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.265 per share per quarter, the issuance of certain rights, options or warrants to holders of our common stock, subdivisions or combinations of our common stock, certain distributions of assets, debt securities, capital stock or cash to holders of our common stock and certain tender or exchange offers. The 2026 debentures are redeemable at the Company’s option for cash at any time on or after August 18, 2011 and are subject to repurchase for cash at the option of the holder on August 15 in the years 2011, 2016 and 2021, or upon the occurrence of certain events.

In addition, our operating partnership has outstanding $266.4 million aggregate principal amount of 5.50% Exchangeable Senior Debentures due 2029, which we refer to as the 2029 debentures. At the initial exchange rate, the 2029 debentures are exchangeable for our common stock at an exchange price of approximately $43.00 per share. The exchange rate of the 2029 debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.33 per share per quarter, respectively, the issuance of certain rights, options or warrants to holders of our common stock, subdivisions or combinations of our common stock, certain distributions of assets, debt securities, capital stock or cash to holders of our common stock and certain tender or exchange offers. The 2029 debentures are redeemable at the Company’s option for cash at any time on or after April 18, 2014 and are subject to repurchase for cash at the option of the holder on April 15 in the years 2014, 2019 and 2024, or upon the occurrence of certain events. The 2029 debentures are our operating partnership’s senior unsecured and unsubordinated obligations and are fully and unconditionally guaranteed by us.

The exchange of our 2026 debentures or 2029 debentures for our common stock at a time when our common stock is trading above the exchange price would dilute stockholder ownership in our company, and could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Any adjustments to the exchange rate of the 2026 debentures or 2029 debentures would exacerbate their dilutive effect. If the 2026 debentures or 2029 debentures are not exchanged, the repurchase rights of holder of the exchangeable debentures may discourage or impede transactions that might otherwise be in the interest of holders of common stock. Further, these exchange or repurchase rights might be triggered in situations where we need to conserve our cash reserves, in which event such repurchase might adversely affect us and our stockholders.

The conversion rights of our convertible preferred stock may be detrimental to holders of common stock.

We have 6,999,955 shares of 4.375% series C cumulative convertible preferred stock, or the series C preferred stock, and 13,795,500 shares of 5.500% series D cumulative convertible preferred stock, or the series D preferred stock, outstanding. The series C preferred stock and the series D preferred stock may be converted into shares of our common stock subject to certain conditions. The initial conversion rate for the series C preferred stock is 0.5164 shares of our common stock per $25.00 liquidation preference, which is equivalent to an initial conversion price of $48.41 per share of our common stock. Effective December 11, 2009, the conversion rate for the series C preferred stock was adjusted to 0.5225 shares of common stock per $25.00 liquidation preference, which is equivalent to a conversion price of $47.85 per share of our common stock, as a result of the aggregate dividends in excess of the reference dividend that we declared and paid on our common beginning with the quarter ended June 30, 2007 and through the quarter ended December 31, 2009. The initial conversion rate for the series D preferred stock is 0.5955 shares of our common stock per $25.00 liquidation preference, which is equivalent to an initial conversion price of $41.98 per share of our common stock. The conversion rates for the series C preferred stock and the series D preferred stock are subject to adjustment upon the occurrence of specified events, including, but not limited to, increases in dividends on our common stock, the issuance of certain rights, options or warrants to holders of our common stock, subdivisions or combinations of our common stock, certain distributions of assets, debt securities, capital stock or cash to holders of our common stock and certain tender or exchange offers.

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

We depend on the efforts of key personnel, particularly Michael Foust, our Chief Executive Officer, A. William Stein, our Chief Financial Officer and Chief Investment Officer, Scott Peterson, our Senior Vice President, Acquisitions and Christopher Crosby, our Senior Vice President, Corporate Development. They are important to our success for many reasons, including that each has a national or regional reputation in our industry and the investment community that attracts investors and business and investment opportunities and assists us in negotiations with investors, lenders, existing and potential tenants and industry personnel. If we lost their services, our business and investment opportunities and our relationships with lenders and other capital markets participants, existing and prospective tenants and industry personnel could suffer. Many of our other senior employees also have strong technology, finance and real estate industry reputations. As a result, we have greater access to potential acquisitions, financing, leasing and other opportunities, and are better able to negotiate with tenants. As our number of competitors increases, it becomes more likely that a competitor would attempt to hire certain of these individuals away from us. The loss of any of these key personnel would result in the loss of these and other benefits and could materially and adversely affect our results of operations.

Failure to hedge effectively against interest rate changes may adversely affect results of operations.

We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Our policy is to use derivatives only to hedge interest rate risks related to our borrowings, not for speculative or trading purposes, and to enter into contracts only with major financial institutions based on their credit ratings and other factors. However, we may choose to change this policy in the future. Including loans currently subject to interest rate caps and swaps, approximately 88% of our total indebtedness as of December 31, 2009 was subject to fixed interest rates. We do not currently hedge our revolving credit facility and as our borrowings under our revolving credit facility increase, so will our percentage of indebtedness not subject to fixed rates and our exposure to interest rates increase. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

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

We owned 14 properties located outside of the U.S. at December 31, 2009. In addition, we are currently considering, and will in the future consider, additional international acquisitions.

The ownership of properties located outside of the U.S. subjects us to risk from fluctuations in exchange rates between foreign currencies and the U.S. dollar. We expect that our principal foreign currency exposure will be to the British Pound and the Euro. Changes in the relation of these currencies to the U.S. dollar will affect our revenues and operating margins, may materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, the per share trading price of our common stock or preferred stock and our ability to satisfy our debt obligations.

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

Foreign real estate investments usually involve risks not generally associated with investments in the United States. Our international acquisitions, developments, redevelopments, operations are subject to a number of risks, including:

•	risks resulting from our lack of knowledge of local real estate markets, development and redevelopment standards, economies and business practices and customs;

•	our limited knowledge of and relationships with sellers, tenants, contractors, suppliers or other parties in these markets;

•	due diligence, transaction and structuring costs higher than those we may face in the U.S.;

•	complexity and costs associated with managing international development, redevelopment and operations;

•	difficulty in hiring qualified management, sales and construction personnel and service providers in a timely fashion;

•	multiple, conflicting and changing legal, regulatory, entitlement and permitting, tax and treaty environments;

•	exposure to increased taxation, confiscation or expropriation;

•	currency transfer restrictions and limitations on our ability to distribute cash earned in foreign jurisdictions to the U.S.;

•

difficulty in enforcing agreements in non-U.S. jurisdictions, including those entered into in connection with our acquisitions or in the event of a default by one or more of our tenants, suppliers or contractors; and

•	political and economic instability, including sovereign credit risk, in certain geographic regions.

Our inability to overcome these risks could adversely affect our foreign operations and could harm our business and results of operations.

Future consolidation in the technology industry could materially adversely affect our revenues by eliminating some of our potential tenants and could make us more dependent on a more limited number of tenants.

Mergers or consolidations of technology companies in the future could reduce the number of our tenants and potential tenants. If our tenants merge with or are acquired by other entities that are not our tenants, they may discontinue or reduce the use of our data centers in the future. Any of these developments could have a material adverse effect on our revenues and results of operations.

We depend on third parties to provide Internet connectivity to the tenants in our data centers and any delays or disruptions in connectivity may materially adversely affect our operating results and cash flow.

We are not a telecommunications carrier. Although our tenants are responsible for providing their own network connectivity, we still depend upon the presence of telecommunications carriers’ fiber networks serving the locations of our data centers in order to attract and retain tenants. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results. Any carrier may elect not to offer its services within our data centers. Any carrier that has decided to provide Internet connectivity to our data centers may not continue to do so for any period of time. Further, some carriers are experiencing business difficulties or have announced consolidations. As a result, some carriers may be forced to downsize or terminate connectivity within our data centers, which could have an adverse effect on the business of our tenants and, in turn, our own operating results.

Our new data centers require construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to our data centers is complex and involves factors outside of our control, including regulatory requirements and the availability of construction resources. If the establishment of highly diverse Internet connectivity to our data centers does not occur, is materially delayed or is discontinued, or is subject to failure, our operating results and cash flow may be materially adversely affected. Any hardware or fiber failures on this network may result in significant loss of connectivity to our data centers. This could negatively affect our ability to attract new tenants or retain existing tenants.

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

We are also subject to the following additional conflicts of interest with holders of units in our operating partnership:

We may pursue less vigorous enforcement of terms of certain agreements because of conflicts of interest with GI Partners. GI Partners Fund II, LLP, or GI Partners II, owns The tel(x) Group, an operator of “Meet-Me-Room” network interconnection facilities that leases 126,130 square feet from us under 26 lease agreements. Richard Magnuson, the Chairman of our board of directors, is and will continue to be, the chief executive officer of the advisor to GI Partners II. In the future, we may enter into additional agreements with The tel(x) Group or other companies owned by GI Partners II or other GI Partners funds. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with GI Partners funds and Mr. Magnuson.

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

Our board of directors adopted a policy limiting our indebtedness to 60% of our total market capitalization. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), excluding options issued under our incentive award plan, plus the aggregate value of the units not held by us, plus the liquidation preference of outstanding preferred stock, plus the book value of our total consolidated indebtedness. However, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged which could result in an increase in our debt service and which could materially adversely affect our cash flow and our ability to make distributions, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, including us. Higher leverage also increases the risk of default on our obligations.

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

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. While historically we have satisfied these distribution requirements by making cash distributions to our stockholders, a REIT is permitted to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, its own stock. Assuming we continue to satisfy these distributions requirements with cash, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

We may in the future choose to pay dividends in our own stock.

We may distribute taxable dividends that are partially payable in cash and partially payable in our stock. Under recent IRS guidance, up to 90% of any such taxable dividend with respect to calendar years 2008 through 2011, and in some cases declared as late as December 31, 2012, could be payable in our stock if certain conditions are met. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, such sales may put downward pressure on the trading price of our stock.

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

Forward-Looking Statements

We make statements in this report that are forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	the impact of the ongoing deterioration in global economic, credit and market conditions;

•	downturn of local economic conditions in our geographic markets;

•	decreases in information technology spending, including as a result of economic slowdowns or recession;

•	adverse economic or real estate developments in our industry or the industry sectors that we sell to (including risks relating to decreasing real estate valuations and impairment charges);

•	our dependence upon significant tenants;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	defaults on or non-renewal of leases by tenants;

•	our failure to obtain necessary debt and equity financing;

•	increased interest rates and operating costs;

•	our failure to repay debt when due or our breach of covenants or other terms contained in our loan facilities and agreements;

•	financial market fluctuations;

•	changes in foreign currency exchange rates;

•	our inability to manage our growth effectively;

•	difficulty acquiring or operating properties in foreign jurisdictions;

•	our failure to successfully operate acquired or redeveloped properties;

•	risks related to joint venture investments, including as a result of our lack of control of such investments;

•	delays or unexpected costs in development or redevelopment of properties;

•	decreased rental rates or increased vacancy rates;

•	increased competition or available supply of data center space;

•	our inability to successfully develop and lease new properties and space held for redevelopment;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our inability to acquire off-market properties;

•	our inability to comply with the rules and regulations applicable to public companies;

•	our failure to maintain our status as a REIT;

•	possible adverse changes to tax laws;

•	restrictions on our ability to engage in certain business activities;

•	environmental uncertainties and risks related to natural disasters;

•	changes in foreign laws and regulations, including those related to taxation and real estate ownership and operation; and

•	changes in real estate and zoning laws and increases in real property tax rates.

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

Our Portfolio

As of December 31, 2009, we owned 81 properties through our operating partnership, excluding one property held as an investment in an unconsolidated joint venture. These properties are primarily located throughout North America, with 13 properties located in Europe, and contain a total of approximately 14.4 million net rentable square feet including 1.8 million square feet held for redevelopment. The following table presents an overview of our portfolio of properties excluding the one property held as an investment in an unconsolidated joint venture, based on information as of December 31, 2009. All properties are held in fee except as otherwise indicated. Please refer to note 6 in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of all applicable encumbrances as of December 31, 2009.

Property(1)	Acquisition date	Metropolitan Area	Net Rentable Square Feet Excluding Redevelopment Space(2)	Redevelopment Space(3)	Annualized Rent ($000)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot ($)(6)
Internet Gateways
350 East Cermak Road	May-05	Chicago	1,122,749	10,990	53,922	92.3%	52.01
200 Paul Avenue 1-4	Nov-04	San Francisco	436,299	91,381	24,025	99.9%	55.11
120 E. Van Buren Street	Jul-06	Phoenix	254,497	33,017	21,556	97.7%	86.65
111 8th Avenue(7)	Mar-07	New York/New Jersey	116,843	—	18,663	100.0%	159.73
600 West Seventh Street	May-04	Los Angeles	482,089	7,633	17,201	95.3%	37.44
114 Rue Ambroise Croizat(8)	Dec-06	Paris, France	300,622	51,524	15,762	90.1%	58.17
2323 Bryan Street	Jan-02	Dallas	457,217	19,890	14,465	76.7%	41.22
1100 Space Park Drive	Nov-04	Silicon Valley	165,297	—	7,764	100.0%	46.97
36 NE 2nd Street	Jan-02	Miami	162,140	—	5,243	95.9%	33.74
600-780 S. Federal	Sep-05	Chicago	161,547	—	4,859	69.4%	43.35
6 Braham Street(9)	Jul-02	London, England	63,233	—	4,602	100.0%	72.78
900 Walnut Street	Aug-07	St. Louis	112,266	—	3,712	97.3%	33.98
125 North Myers	Aug-05	Charlotte	25,402	—	1,244	100.0%	48.97
731 East Trade Street	Aug-05	Charlotte	40,879	—	1,200	100.0%	29.35
113 North Myers	Aug-05	Charlotte	20,086	9,132	678	100.0%	33.75

			3,921,166	223,567	194,896	92.1%	53.97
Corporate Datacenters
43881 Devin Shafron Drive	Mar-07	Northern Virginia	180,000	—	17,607	98.5%	99.35
3 Corporate Place	Dec-05	New York/New Jersey	276,931	—	15,425	95.9%	58.07
300 Boulevard East	Nov-02	New York/New Jersey	311,950	—	14,214	100.0%	45.56
833 Chestnut Street	Mar-05	Philadelphia	588,770	65,988	11,366	86.4%	22.36
2440 Marsh Lane	Jan-03	Dallas	135,250	—	11,223	80.7%	102.85
43791 Devin Shafron Drive	Mar-07	Northern Virginia	132,806	2,194	9,888	100.0%	74.45
1350 Duane Avenue/3080 Raymond Street	Oct-09	Silicon Valley	185,000	—	9,438	100.0%	51.01
3011 Lafayette Street	Jan-07	Silicon Valley	90,780	—	9,376	100.0%	103.28
Clonshaugh Industrial Estate II(8)	Feb-06	Dublin, Ireland	124,500	—	9,206	100.0%	73.94
Unit 9, Blanchardstown Corporate Park(8)	Dec-06	Dublin, Ireland	120,000	—	8,850	86.2%	85.55
1500 Space Park Drive	Sep-07	Silicon Valley	51,615	—	8,534	100.0%	165.34
1525 Comstock Street	Sep-07	Silicon Valley	42,385	—	8,429	100.0%	198.87
4025 Midway Road	Jan-06	Dallas	87,964	12,626	8,232	99.8%	93.79
2055 East Technology Circle(11)	Oct-06	Phoenix	76,350	—	7,553	100.0%	98.93
Mundells Roundabout(9)	Apr-07	London, England	113,464	—	7,316	100.0%	64.48
150 South First Street	Sep-04	Silicon Valley	179,761	—	6,731	100.0%	37.44
2045 & 2055 LaFayette Street	May-04	Silicon Valley	300,000	—	6,660	100.0%	22.20
11830 Webb Chapel Road	Aug-04	Dallas	365,647	—	6,049	96.6%	17.12

Property(1)	Acquisition date	Metropolitan Area	Net Rentable Square Feet Excluding Redevelopment Space(2)	Redevelopment Space(3)	Annualized Rent ($000)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot ($)(6)
Cressex1(9)	Dec-07	London, England	50,847	—	4,741	90.6%	102.89
14901 FAA Boulevard	Jun-06	Dallas	263,700	—	4,700	100.0%	17.82
2334 Lundy Place	Dec-02	Silicon Valley	130,752	—	4,600	100.0%	35.18
375 Riverside Parkway	Jun-03	Atlanta	220,016	30,175	4,480	100.0%	20.36
45901 & 45845 Nokes Boulevard	Dec-09	Northern Virginia	167,160	—	4,221	100.0%	25.25
1201 Comstock Street	Jun-08	Silicon Valley	24,000	—	4,197	100.0%	174.88
3 St. Anne’s Boulevard(9)	Dec-07	London, England	19,890	76,494	4,108	100.0%	206.54
44470 Chillum Place	Feb-07	Northern Virginia	95,440	—	4,103	100.0%	42.99
12001 North Freeway	Apr-06	Houston	280,483	20,222	3,815	75.4%	18.03
115 Second Avenue	Oct-05	Boston	66,730	—	3,437	100.0%	51.51
2401 Walsh Street	Jun-05	Silicon Valley	167,932	—	3,407	100.0%	20.29
8534 Concord Center Drive	Jun-05	Denver	85,660	—	3,362	100.0%	39.25
365 S. Randolphville Road	Feb-08	New York/New Jersey	38,262	226,530	3,104	50.6%	160.38
Naritaweg 52(8)(10)	Dec-07	Amsterdam, Netherlands	63,260	—	2,745	100.0%	43.39
21110 Ridgetop Circle	Jan-07	Northern Virginia	135,513	—	2,660	100.0%	19.63
21561 & 21571 Beaumeade Circle	Dec-09	Northern Virginia	164,453	—	2,604	100.0%	15.83
1807 Michael Faraday Court	Oct-06	Northern Virginia	19,237	—	2,476	97.1%	132.50
210 N. Tucker Boulevard	Aug-07	St. Louis	139,588	62,000	2,339	78.4%	21.37
200 North Nash Street	Jun-05	Los Angeles	113,606	—	2,305	100.0%	20.29
Paul van Vlissingenstraat 16(8)	Aug-05	Amsterdam, Netherlands	77,472	35,000	2,258	58.8%	49.58
2403 Walsh Street	Jun-05	Silicon Valley	103,940	—	2,109	100.0%	20.29
4700 Old Ironsides Drive	Jun-05	Silicon Valley	90,139	—	1,829	100.0%	20.29
Manchester Technopark(9)	Jun-08	Manchester, England	38,016	—	1,778	100.0%	46.77
444 Toyama Drive	Sep-09	Silicon Valley	42,083	—	1,725	100.0%	40.99
4650 Old Ironsides Drive	Jun-05	Silicon Valley	84,383	—	1,712	100.0%	20.29
Chemin de l’Epinglier 2(8)	Nov-05	Geneva, Switzerland	59,190	—	1,711	100.0%	28.91
7505 Mason King Court	Nov-08	Northern Virginia	109,650	—	1,694	100.0%	15.45
3015 Winona Avenue	Dec-04	Los Angeles	82,911	—	1,592	100.0%	19.20
3065 Gold Camp Drive	Oct-04	Sacramento	62,957	—	1,555	100.0%	24.70
251 Exchange Place	Nov-05	Northern Virginia	70,982	—	1,547	100.0%	21.79
6800 Millcreek Drive	Apr-06	Toronto, Canada	83,758	—	1,530	100.0%	18.27
Clonshaugh Industrial Estate(8)	Feb-06	Dublin, Ireland	20,000	—	1,503	100.0%	75.15
43831 Devin Shafron Drive	Mar-07	Northern Virginia	117,071	—	1,439	100.0%	12.29
1125 Energy Park Drive	Mar-05	Minneapolis/St. Paul	112,827	—	1,437	100.0%	12.74
3300 East Birch Street	Aug-03	Los Angeles	68,807	—	1,415	100.0%	20.56
101 Aquila Way	Apr-06	Atlanta	313,581	—	1,411	100.0%	4.50
Gyroscoopweg 2E-2F(8)	Jul-06	Amsterdam, Netherlands	55,585	—	1,260	100.0%	22.67

Property(1)	Acquisition date	Metropolitan Area	Net Rentable Square Feet Excluding Redevelopment Space(2)	Redevelopment Space(3)	Annualized Rent ($000)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot ($)(6)
8100 Boone Boulevard(7)	Oct-06	Northern Virginia	17,015	—	839	100.0%	49.31
600 Winter Street	Sep-06	Boston	30,400	—	794	100.0%	26.12
2300 NW 89th Place	Sep-06	Miami	64,174	—	616	100.0%	9.60
7620 Metro Center Drive	Dec-05	Austin	45,000	—	605	100.0%	13.44
1 St. Anne’s Boulevard(9)	Dec-07	London, England	20,219	—	267	100.0%	13.21
7500 Metro Center Drive	Dec-05	Austin	—	74,962	—	0.0%	—
650 Randolph Road	Jun-08	New York/New Jersey	—	127,790	—	0.0%	—
904 Quality Way	Sep-09	Dallas	—	46,750	—	0.0%	—
905 Security Row	Sep-09	Dallas	—	249,657	—	0.0%	—
1232 Alma Road	Sep-09	Dallas	—	105,726	—	0.0%	—
900 Quality Way	Sep-09	Dallas	—	112,253	—	0.0%	—
1400 N. Bowser Road	Sep-09	Dallas	—	246,940	—	0.0%	—
1301 International Parkway	Sep-09	Dallas	—	20,500	—	0.0%	—

			7,379,862	1,515,807	276,127	95.9%	39.03
Technology Manufacturing
34551 Ardenwood Boulevard 1-4	Jan-03	Silicon Valley	307,657	—	8,775	100.0%	28.52
47700 Kato Road & 1055 Page Avenue	Sep-03	Silicon Valley	183,050	—	3,908	100.0%	21.35
2010 East Centennial Circle(12)	May-03	Phoenix	113,405	—	2,852	100.0%	25.15
2 St. Anne’s Boulevard	Dec-07	London, England	—	30,612	—	0.0%	—

			604,112	30,612	15,535	100.0%	25.71
Technology Office
100 & 200 Quannapowitt Parkway	Jun-04	Boston	386,956	—	7,222	94.9%	19.68
4849 Alpha Road	Apr-04	Dallas	125,538	—	2,856	100.0%	22.75
1 Savvis Parkway	Aug-07	St. Louis	156,000	—	2,644	100.0%	16.95
908 Quality Way	Sep-09	Dallas	—	14,400	—	0.0%	—

			668,494	14,400	12,722	97.0%	19.62

Portfolio Total/Weighted Average			12,573,634	1,784,386	$499,280	95.0%	41.82

(1)	We have categorized the properties in our portfolio by their principal use based on annualized rent. However, many of our properties support multiple uses.
(2)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease based on engineering drawings. Net rentable square feet includes tenants’ proportional share of common areas but excludes space held for redevelopment.
(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership or tenants and requires a large capital investment in order to build out the space.
(4)	Annualized rent represents the monthly contractual rent under existing leases as of December 31, 2009 multiplied by 12.
(5)	Excludes space held for redevelopment. Includes unoccupied space for which we are receiving rent and excludes space for which leases had been executed as of December 31, 2009 but for which we are not receiving rent. The percent leased is determined based on contractually leased square feet. We estimate the total square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area. On this basis, we believe that approximately 95.0% of the total square feet available for lease in our properties is occupied as of December 31, 2009.
(6)	Annualized rent per square foot represents annualized rent as computed above, divided by the total square footage under lease as of the same date.
(7)

111 Eighth Avenue (2nd and 6th floors), 8100 Boone Boulevard and 111 Eighth Avenue (3rd and 7th floors) are leased by us pursuant to leases that expire in June 2014, September 2017 and February 2022, respectively.

(8)	Rental amounts for Unit 9, Blanchardstown Corporate Park, 114 Rue Ambroise Croizat, Naritaweg 52, Paul van Vlissingenstraat 16, Chemin de l’Epinglier 2, Clonshaugh Industrial Estate, Clonshaugh Industrial Estate II and Gyroscoopweg 2E-2F were calculated based on the exchange rate in effect on December 31, 2009 of $1.43 per € 1.00. Paul Van Vlissingenstraat 16, Chemin de l’Epinglier 2 and Clonshaugh Industrial Estate are subject to ground leases, which expire in the years 2054, 2074 and 2981, respectively.
(9)	Rental amounts for 6 Braham Street, Mundells Roundabout, Cressex 1, Manchester Technopark, 1 St. Anne’s Boulevard and 3 St. Anne’s Boulevard were calculated based on the exchange rate in effect on December 31, 2009 of $1.61 per £1.00. Manchester Technopark is subject to a ground lease, which expires in the year 2125.
(10)	We are party to a ground sublease for this property. This is a perpetual ground sublease. Lease payments were prepaid by the prior owner of this property through December 2036.
(11)	We are party to a ground sublease for this property. The term of the ground sublease expires in September 2083. All of the lease payments were prepaid by the prior owner of this property.
(12)	We are party to a ground sublease for this property. The term of the ground sublease expires in the year 2082.

Tenant Diversification

As of December 31, 2009 our portfolio was leased to approximately 325 companies, many of which are nationally recognized firms. The following table sets forth information regarding the 20 largest tenants in our portfolio based on annualized rent as of December 31, 2009.

	Tenant	Number of Locations	Total Occupied Square Feet(1)	Percentage of Net Rentable Square Feet	Annualized Rent(2)	Percentage of Annualized Rent	Weighted Average Remaining Lease Term in Months
1	Savvis Communications	18	1,868,799	14.9%	$48,792	9.8%	112
2	Equinix Operating Company, Inc.	4	607,401	4.8%	24,975	5.0%	95
3	Qwest Communications International, Inc.	15	637,712	5.1%	20,402	4.1%	70
4	Facebook, Inc.	3	134,999	1.1%	17,809	3.6%	89
5	NTT Communications Company	4	295,339	2.3%	16,820	3.4%	63
6	TelX Group, Inc.	10	126,130	1.0%	16,148	3.2%	203
7	AT & T	14	553,828	4.4%	14,533	2.9%	106
8	JPMorgan Chase & Co.	3	149,935	1.2%	14,437	2.9%	120
9	Morgan Stanley	2	92,451	0.7%	13,689	2.7%	49
10	Level 3 Communications, LLC(3)	20	318,656	2.5%	11,537	2.3%	107
11	Yahoo! Inc.	2	110,847	0.9%	9,763	1.9%	94
12	eircom Limited	1	124,500	1.0%	9,206	1.8%	115
13	BT Americas, Inc.	3	47,286	0.4%	8,981	1.8%	96
14	Sprint Communications Co., LP	6	173,319	1.4%	8,891	1.8%	57
15	T-Systems North America, Inc.	3	82,610	0.7%	8,826	1.8%	48
16	Microsoft Corporation	2	313,485	2.5%	8,178	1.6%	67
17	TATA Communications (UK)	2	105,366	0.8%	7,895	1.6%	99
18	Carpathia Hosting	3	51,784	0.4%	7,832	1.6%	89
19	HSBC Bank PLC	1	113,464	0.9%	7,316	1.5%	168
20	Comverse Technology, Inc.	1	367,033	2.9%	7,222	1.4%	13

	Total/Weighted Average		6,274,944	49.9%	$283,252	56.7%	93

(1)	Occupied square footage is determined based on contractually leased square feet for leases that have commenced on or before December 31, 2009. For some of our properties, we calculate occupancy based on factors in addition to contractually leased square feet, including available power, required support space and common area.
(2)	Annualized rent represents the monthly contractual rent under existing leases as of December 31, 2009 multiplied by 12.
(3)	Level 3 Communications includes Wiltel Communications & Broadwing Communications.

Lease Distribution

The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on net rentable square feet (excluding space held for redevelopment) under lease as of December 31, 2009.

Square Feet Under Lease	Number of Leases(2)	Percentage of All Leases	Total Net Rentable Square Feet(3)	Percentage of Net Rentable Square Feet(3)	Annualized Rent ($000)(4)	Percentage of Annualized Rent
Available(1)			634,657	5.0%	$—	0.0%
2,500 or less	577	59.3%	305,105	2.4%	40,249	8.1%
2,501 - 10,000	186	19.1%	1,062,901	8.5%	70,103	14.0%
10,001 - 20,000	72	7.4%	1,303,327	10.4%	69,531	13.9%
20,001 - 40,000	60	6.2%	1,809,486	14.4%	98,692	19.8%
40,001 - 100,000	48	4.9%	3,071,924	24.4%	111,233	22.3%
Greater than 100,000	30	3.1%	4,386,234	34.9%	109,472	21.9%

Portfolio Total	973	100.0%	12,573,634	100.0%	$499,280	100.0%

(1)	Excludes approximately 1.8 million square feet held for redevelopment at December 31, 2009.
(2)	Includes license and similar agreements that upon expiration will be automatically renewed, primarily on a month-to-month basis. Number of leases represents the leased-unit count; a lease could include multiple units.
(3)	The percentage of net rentable square feet leased is determined based on contractually leased square feet. We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.
(4)	Annualized rent represents the monthly contractual rent under existing leases as of December 31, 2009 multiplied by 12.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2009 plus available space for each of the next ten full calendar years at the properties in our portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options and all early termination rights.

Year	Number of Leases Expiring(2)	Square Footage of Expiring Leases(3)	Percentage of Net Rentable Square Feet(3)	Annualized Rent ($000)(4)	Percentage of Annualized Rent	Annualized Rent Per Occupied Square Foot	Annualized Rent Per Occupied Square Foot at Expiration	Annualized Rent at Expiration ($000)
Available(1)		634,657	5.0%	$—	0.0%
2010	175	535,330	4.3%	23,029	4.6%	$43.02	$43.13	23,087
2011	99	1,250,698	9.9%	30,724	6.1%	24.57	25.03	31,307
2012	108	167,701	1.3%	15,478	3.1%	92.30	98.09	16,450
2013	77	990,130	7.9%	48,321	9.7%	48.80	53.55	53,022
2014	114	1,082,664	8.6%	58,041	11.6%	53.61	58.63	63,475
2015	89	1,975,985	15.7%	67,724	13.6%	34.27	37.59	74,283
2016	61	1,003,903	8.0%	36,779	7.4%	36.64	42.39	42,554
2017	35	551,012	4.4%	17,036	3.4%	30.92	37.00	20,388
2018	49	576,050	4.6%	29,237	5.8%	50.75	63.88	36,800
2019	45	1,372,014	10.9%	73,702	14.8%	53.72	64.94	89,097
Thereafter	121	2,433,490	19.4%	99,209	19.9%	40.77	55.53	135,136

Portfolio Total / Weighted Average	973	12,573,634	100.0%	$499,280	100.0%	$41.82	$49.05	$585,599

(1)	Excludes approximately 1.8 million square feet held for redevelopment at December 31, 2009.
(2)	Includes license and similar agreements that upon expiration will be automatically renewed, primarily on a month-to-month basis. Number of expiring leases represents the expiring leased-unit count; a lease could include multiple units.
(3)	The percentage of net rentable square feet leased is determined based on contractually leased square feet. We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.
(4)	Annualized rent represents the monthly contractual rent under existing leases as of December 31, 2009 multiplied by 12.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we may become subject to tort claims, breach of contract and other claims and administrative proceedings. As of December 31, 2009, we were not a party to any legal proceedings which we believe would have a material adverse effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2009.

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

	High	Low	Last	Dividends Declared
First Quarter 2008	$39.20	$31.28	$35.50	$0.31000
Second Quarter 2008	$43.45	$35.43	$40.91	$0.31000
Third Quarter 2008	$51.28	$36.96	$47.25	$0.31000
Fourth Quarter 2008	$47.62	$18.04	$32.85	$0.33000

First Quarter 2009	$35.70	$24.96	$33.18	$0.33000
Second Quarter 2009	$39.84	$32.14	$35.85	$0.33000
Third Quarter 2009	$48.21	$34.27	$45.71	$0.36000
Fourth Quarter 2009	$50.81	$42.94	$50.28	$0.45000

We intend to continue to declare quarterly dividends on our common stock. The actual amount, form and timing of dividends, however, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements for qualification as a REIT under the Code, and no assurance can be given as to the amounts, form or timing of future dividends. The exchange rate on our 2026 Debentures and 2029 Debentures and the conversion rate on our series C cumulative convertible preferred stock and our series D cumulative convertible preferred stock are each subject to adjustment for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.265 per share per quarter, $0.33 per share per quarter, $0.28625 per share per quarter and $0.31 per share per quarter, respectively. Therefore, increases to our quarterly dividend may increase the dilutive impact of the exchangeable debentures, series C cumulative convertible preferred stock and series D cumulative convertible preferred stock on our common stockholders. See Part I, Item 1A, Risk Factors “Risks Related to Our Business and Operations—The exchange and repurchase rights of our exchangeable debentures may be detrimental to holders of common stock.”

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

As of February 19, 2010, there were 66 stockholders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

EQUITY COMPENSATION PLAN TABLE

The following table provides information with respect to shares of our common stock that may be issued under our existing equity compensation plan as of December 31, 2009.

Equity Compensation Plan Information

	(a)	(b)	(c)	(d)
Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options(1)	Number of shares of restricted Common Stock and Common Stock issuable upon redemption of outstanding long-term incentive units and class C units(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (c))(3)
Equity Compensation plans approved by stockholders	620,276	$30.63	1,908,465	4,070,534
Equity Compensation plans not approved by stockholders	—	—	—	—

(1)	The weighted-average remaining term is 6.44 years.
(2)	The number of unvested full-value awards is 1,306,837. Full-value awards are comprised of restricted stock, long-term incentive units and class C units.
(3)	Includes shares available for future restricted stock grants and shares issuable upon redemption of long-term incentive units available to be granted under the 2004 Incentive Award Plan.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total stockholder return on our common stock during the period from November 3, 2004 (the date of our initial public offering) through December 31, 2009, with the cumulative total return on the MSCI US REIT Index (RMS) and the S&P 500 Market Index. The comparison assumes that $100 was invested on November 3, 2004 in our common stock and in each of these indices and assumes reinvestment of dividends, if any.

COMPARE CUMULATIVE TOTAL RETURN

AMONG DIGITAL REALTY TRUST, INC, S&P 500 INDEX AND RMS INDEX

Assumes $100 invested on November 3, 2004

Assumes dividends reinvested

Fiscal year ending December 31, 2009

Pricing Date	DLR	S&P 500	RMS
November 3, 2004	100.0	100.0	100.0
December 31, 2004	113.6	106.3	107.8
December 31, 2005	202.0	111.6	121.5
December 31, 2006	317.5	113.3	164.6
December 31, 2007	366.8	136.3	136.9
December 31, 2008	321.6	85.6	84.9
December 31, 2009	510.6	108.6	109.2

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

The following table sets forth selected consolidated financial and operating data on an historical basis for our company.

The following data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Amounts in thousands, except share and per share data)
Statement of Operations Data:
Operating Revenues:
Rental	$510,772	$404,559	$319,603	$221,371	$150,072
Tenant reimbursements	125,308	107,503	75,003	50,340	35,720
Other	1,062	15,383	641	365	5,829

Total operating revenues	637,142	527,445	395,247	272,076	191,621
Operating Expenses:
Rental property operating and maintenance	176,238	151,147	109,225	59,917	39,519
Property taxes	36,004	31,102	27,181	26,890	20,189
Insurance	6,111	4,988	5,527	3,682	2,653
Depreciation and amortization	198,052	172,378	134,419	86,129	55,702
General and administrative	42,165	38,391	30,786	19,717	12,061
Other	783	1,084	431	449	1,355

Total operating expenses	459,353	399,090	307,569	196,784	131,479
Operating income	177,789	128,355	87,678	75,292	60,142
Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	2,172	2,369	449	177	—
Interest and other income	753	2,106	2,287	1,270	1,274
Interest expense	(88,442)	(63,621)	(67,054)	(50,598)	(35,381)
Tax expense	(1,038)	(1,109)	(814)	(724)	(554)
Loss from early extinguishment of debt	—	(182)	—	(527)	(1,021)

Income from continuing operations	91,234	67,918	22,546	24,890	24,460
Net income (loss) from discontinued operations	—	—	1,395	314	(103)
Gain on sale of discontinued operations	—	—	18,049	18,096	—

Net income	91,234	67,918	41,990	43,300	24,357
Net income attributable to noncontrolling interests	(3,572)	(2,664)	(3,753)	(12,570)	(8,256)

Net income attributable to Digital Realty Trust, Inc.	87,662	65,254	38,237	30,730	16,101
Preferred stock dividends	(40,404)	(38,564)	(19,330)	(13,780)	(10,014)

Net income available to common stockholders	$47,258	$26,690	$18,907	$16,950	$6,087

Per Share Data:
Basic income per share available to common stockholders	$0.62	$0.39	$0.31	$0.47	$0.25
Diluted income per share available to common stockholders	$0.61	$0.38	$0.30	$0.45	$0.25
Cash dividend per common share	$1.47	$1.26	$1.17	$1.08	$1.00
Weighted average common shares outstanding:
Basic	75,950,370	68,829,267	60,527,625	36,134,983	23,986,288
Diluted	77,020,890	70,435,760	62,572,937	37,442,192	24,221,732

	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Net investments in real estate	$3,157,193	$2,748,220	$2,302,500	$1,736,979	$1,194,106
Total assets	3,745,059	3,281,045	2,809,791	2,185,783	1,529,170
Revolving credit facility	205,547	138,579	299,731	145,452	181,000
Unsecured senior notes	83,000	58,000	—	—	—
Mortgages and other secured loans	1,063,663	1,026,594	895,507	804,686	568,067
4.125% exchangeable senior debentures due 2026, net	165,834	161,901	158,224	154,786	—
5.50% exchangeable senior debentures due 2029	266,400	—	—	—	—
Total liabilities	2,110,258	1,705,969	1,673,361	1,320,317	880,228
Total stockholders equity	1,558,995	1,503,921	1,057,167	723,576	386,497
Noncontrolling interests in operating partnership	58,192	66,797	74,335	141,890	262,239
Noncontrolling interests in consolidated joint ventures	17,614	4,358	4,928	—	206
Total liabilities and equity	$3,745,059	$3,281,045	$2,809,791	$2,185,783	$1,529,170

	Year ended December 31,
	2009	2008	2007	2006	2005
Cash flows from (used in):
Operating activities	$283,809	$217,808	$105,655	$99,364	$77,050
Investing activities	(519,909)	(647,751)	(537,427)	(597,786)	(474,713)
Financing activities	235,086	471,925	440,863	509,753	404,036

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our company. We were formed on March 9, 2004 and we completed our initial public offering of common stock, or our IPO, on November 3, 2004. We believe that we have operated in a manner that has enabled us to qualify, and have elected to be treated, as a real estate investment trust, or a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code. Any reference to “our”, “we” and “us” in this filing includes our company and our predecessor. Our predecessor is comprised of the real estate activities and holdings of Global Innovation Partners LLC, or GI Partners, which GI Partners contributed to us in connection with our IPO.

Business and strategy. Our primary business objectives are to maximize: (i) sustainable long-term growth in earnings and funds from operations per share and (ii) cash flow and returns to our stockholders, including through the payment of dividends. We expect to achieve our objectives by focusing on our core business of investing in and redeveloping technology-related real estate. A significant component of our current and future internal growth is anticipated through the development of our existing space held for redevelopment and new properties. We target high quality, strategically located properties containing applications and operations critical to the day-to-day operations of corporate enterprise datacenter and technology industry tenants and properties that may be redeveloped for such use. Most of our properties contain fully redundant electrical supply systems, multiple power feeds, above-standard precision cooling systems, raised floor areas, extensive in-building communications cabling and high-level security systems. We focus solely on technology-related real estate because we believe that the growth in corporate datacenter adoption and the technology-related real estate industry generally will be superior to that of the overall economy.

As of December 31, 2009, we owned an aggregate of 81 technology-related real estate properties, excluding one property held as an investment in an unconsolidated joint venture, with 14.4 million rentable square feet including approximately 1.8 million square feet of space held for redevelopment. At December 31, 2009, approximately 87,000 square feet of our space held for redevelopment was under construction for Turn-Key Datacenter® space in three U.S. and European markets.

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

We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to our common stock and our preferred stock. We currently intend to limit our indebtedness to 60% of our total market capitalization and, based on the closing price of our common stock on December 31, 2009 of $50.28, our ratio of debt to total market capitalization was approximately 27% as of December 31, 2009. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us (with the per unit value equal to the market value of one share of our common stock and excluding long-term incentive units and Class C units), plus the book value of our total consolidated indebtedness.

Revenue base. As of December 31, 2009, we owned 81 properties through our Operating Partnership, excluding one property held as an investment in an unconsolidated joint venture. These properties are mainly located throughout the U.S., with 13 properties located in Europe and one property in Canada. We acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties Acquired(1)	Net Rentable Square Feet(2)	Square Feet of Space Held for Redevelopment as of December 31, 2009(3)
2002	5	1,125,292	19,890
2003	6	1,028,185	30,175
2004	10	2,587,455	99,014
2005	20	3,314,225	196,072
2006	16	2,104,209	117,389
2007	13	1,603,259	171,300
2008	5	209,928	354,320
2009	6	601,081	796,226

Properties owned as of December 31, 2009	81	12,573,634	1,784,386

(1)	Excludes properties sold in 2007 and 2006: 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006.
(2)	Current net rentable square feet as of December 31, 2009. Excludes space held for redevelopment. We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.
(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space. The amounts included in this table represent redevelopment space as of December 31, 2009 in the properties acquired during the relevant period.

As of December 31, 2009, the properties in our portfolio were approximately 95.0% leased excluding 1.8 million square feet held for redevelopment. Due to the capital intensive and long term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of December 31, 2009, our original average lease term was in excess of 13 years, with an average of seven years remaining. The majority of our leasing since the completion of our IPO has been at lease terms shorter than 12 years. Our lease expirations through December 31, 2011 are 14.2% of net rentable square feet excluding space held for redevelopment as of December 31, 2009. Operating revenues from properties outside the United States were $82.2 million, $52.2 million and $34.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. For the years ended December 31, 2009, 2008, and 2007, no single foreign country comprised more than 10% of total revenues.

Factors Which May Influence Future Results of Operations

Global economic conditions

Recent U.S., European and other international market and economic conditions have been unprecedented and challenging, with significantly tighter credit conditions and recession in all markets in which we own properties and conduct our operations continuing throughout 2010. Continued concerns about the systemic impact of potential wide-spread and long-term recession, energy costs, geopolitical issues, the availability and cost of credit, global financial and mortgage markets, corporate and consumer debt levels and declining residential and commercial real estate markets have contributed to increased market volatility and diminished expectations for the U.S., European and other economies. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment continue to contribute to global volatility of unprecedented levels.

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

In addition, our access to funds under our revolving credit facility depends on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. We cannot assure you that continuing long-term disruptions in the global economy and the continuation of tighter credit conditions among, and potential failures or nationalizations of, third party financial institutions as a result of such disruptions will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitments to us, our business, results of operation, cash flows and financial condition could be adversely affected.

If we do not have sufficient cash flow to continue operating our business and are unable to borrow additional funds, access our revolving credit facility or raise equity capital, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, curtailing development or redevelopment activity, disposing of one or more of our properties, possibly on disadvantageous terms, or entering into or renewing leases on less favorable terms than we otherwise would.

Rental income. The amount of rental income generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 1.8 million square feet held for redevelopment, as of December 31, 2009, the occupancy rate of the properties in our portfolio was approximately 95.0% of our net rentable square feet.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 12.6 million net rentable square feet, excluding redevelopment space, at December 31, 2009 is approximately 184,000 net rentable square feet of space with extensive datacenter improvements that is currently, or will shortly be, available for lease. Since our IPO, we have leased approximately 1,992,000 square feet of similar space. These Turn-Key Datacenters® are effective solutions for tenants who lack the expertise or capital budget to provide their own extensive datacenter infrastructure and security. Our expertise in datacenter construction and operations enables us to lease space to these tenants at a significant premium over other uses. Negative trends in one or more of these factors, including as a result of the conditions described above under “Global market and economic conditions,” could adversely affect our rental income in future periods.

In addition, as of December 31, 2009, we had approximately 1.8 million square feet of redevelopment space, or approximately 12% of the total space in our portfolio, including four vacant properties comprising approximately 1.0 million square feet. Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for redevelopment space. We will require additional capital to finance our redevelopment activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.” Our ability to grow earnings depends in part on our ability to redevelop space and lease redevelopment space at favorable rates, which we may not be able to obtain. We may purchase additional vacant properties and properties with vacant redevelopment space in the future.

Economic downturns, including as a result of the conditions described above under “Global market and economic conditions,” or regional downturns affecting our sub-markets or downturns in the technology-related real estate industry that impair our ability to lease or renew or re-lease space, otherwise reduce returns on our investments or the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. As of December 31, 2009 one tenant, Lyondell Chemical Company, or Lyondell, was in bankruptcy. In July 2009, Lyondell assumed the lease. As of December 31, 2009, Lyondell leased approximately 15,500 square feet of net rentable space at a property in Dallas, Texas and was current on all of its rental obligations.

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 0.6 million square feet of available space in our portfolio, which excludes approximately 1.8 million square feet available for redevelopment as of December 31, 2009, leases representing approximately 4.3% and 9.9% of the net rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2010 and 2011, respectively.

Market concentration. We depend on the market for technology based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of December 31, 2009 our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of 12/31/09 total annualized rent(1)
Silicon Valley	17.9%
Chicago	11.8%
New York/New Jersey	10.3%
Northern Virginia	9.8%
Dallas	9.5%
Phoenix	6.4%
San Francisco	4.8%
Los Angeles	4.5%
London, England	4.2%
Dublin, Ireland	3.9%
Paris, France	3.2%
Other	13.7%

100.0%

(1)	Annualized rent is monthly contractual rent under existing leases as of December 31, 2009 multiplied by 12.

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

Government authorities and various interest groups are promoting laws and regulations that could limit greenhouse gas, or GHG, emissions due to concerns over contributions to climate change. In June 2009, the U.S. House of Representatives approved comprehensive clean energy and climate change legislation that is intended to cut GHG emissions, create new clean energy jobs and enhance the energy independence of the United States. This legislation would reduce GHG emissions in the United States through an economy-wide cap-and-trade program. The U.S. Senate is preparing its own version of the legislation that would then need to be reconciled with the House bill. The State of California has adopted a climate change law and other states in which we operate are considering similar actions. Moreover, the U.S. Environmental Protection Agency, or EPA, is moving aggressively to regulate GHG emissions from large stationary sources, including electricity producers, using its own authority under the Clean Air Act. In addition, since 2005 the European Union (including the United Kingdom) has been operating under a cap-and-trade program, which directly affects the largest emitters of GHG, including electricity producers from whom we purchase power. Any additional taxation or regulation of energy use, including as a result of (i) the legislation that the U.S. Congress is currently considering, or other state regulations, (ii) the regulations that U.S. EPA has proposed or may propose in the future, or (iii) any further reductions in the EU GHG cap could significantly increase our costs, and we may not be able to effectively pass all of these costs on to our tenants.

Interest rates. As of December 31, 2009, we had approximately $475.9 million of variable rate debt, of which approximately $270.4 million was mortgage debt subject to interest rate cap or swap agreements, and $205.5 million was outstanding on our revolving credit facility. The availability of debt and equity capital has significantly decreased as a result of the circumstances described above under “Global market and economic conditions.” The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to our stockholders necessary to maintain our qualification as a REIT.

Demand for datacenter space. Our portfolio of properties consists primarily of technology-related real estate and datacenter real estate in particular. A decrease in the demand for datacenter space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. Our redevelopment activities make us particularly susceptible to general economic slowdowns, including recessions and the other circumstances described above under “Global market and economic conditions,” as well as adverse developments in the corporate datacenter, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for datacenter space. Reduced demand could also result from business relocations, including to markets that we do not currently serve such as Asia. Changes in industry practice or in technology, such as virtualization technology, more efficient or miniaturization of computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical datacenter space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy.

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

Capitalization of Costs

We capitalize direct and indirect costs related to leasing, construction, development and redevelopment, including property taxes, insurance, financing and employee costs relating to space under development. We capitalize costs on redevelopment space until construction is substantially complete and the space is held available for occupancy. The determination of when a development project is substantially complete and when capitalization must cease involves a degree of judgment. We consider a construction project as substantially complete and held available for occupancy upon the completion of landlord-owned tenant improvements or when the lessee takes possession of the unimproved space for construction of its own improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with any remaining portion under construction.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the years ended December 31, 2009, 2008 and 2007. A summary of our operating results from continuing operations for the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands).

Year Ended December 31,	2009	2008	2007
Statement of Operations Data:
Total operating revenues	$637,142	$527,445	$395,247
Total operating expenses	(459,353)	(399,090)	(307,569)

Operating income	177,789	128,355	87,678
Other expenses, net	(86,555)	(60,437)	(65,132)

Income from continuing operations	$91,234	$67,918	$22,546

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of such growth, a period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (same store properties are properties that were owned and operated for the entire current period and the entire immediate preceding year). The following table identifies each of the properties in our portfolio acquired from January 1, 2007 through December 31, 2009.

Acquired Buildings	Acquisition Date	Redevelopment Space as of December 31, 2009(1)	Net Rentable Square Feet Excluding Redevelopment Space	Square Feet including Redevelopment Space	Occupancy Rate as of December 31, 2009(2)
As of December 31, 2006 (57 properties)		462,540	10,159,366	10,621,906	94.3%
Year Ended December 31, 2007
21110 Ridgetop Circle	Jan-07	—	135,513	135,513	100.0
3011 LaFayette Street	Jan-07	—	90,780	90,780	100.0
44470 Chillum Place	Feb-07	—	95,440	95,440	100.0
43791 Devin Shafron Drive(3)	Mar-07	2,194	132,806	135,000	100.0
43831 Devin Shafron Drive(3)	Mar-07	—	117,071	117,071	100.0
43881 Devin Shafron Drive(3)	Mar-07	—	180,000	180,000	98.5
Mundells Roundabout	Apr-07	—	113,464	113,464	100.0
210 N Tucker Boulevard	Aug-07	62,000	139,588	201,588	78.4
900 Walnut Street	Aug-07	—	112,266	112,266	97.3
1 Savvis Parkway	Aug-07	—	156,000	156,000	100.0
Clonshaugh Industrial Estate II(4)	Sep-07	—	124,500	124,500	100.0
1500 Space Park Drive	Sep-07	—	51,615	51,615	100.0
Cressex 1	Dec-07	—	50,847	50,847	90.6
Naritaweg 52	Dec-07	—	63,260	63,260	100.0
1 St. Anne’s Boulevard(5)	Dec-07	—	20,219	20,219	100.0
2 St. Anne’s Boulevard(5)	Dec-07	30,612	—	30,612	—
3 St. Anne’s Boulevard(5)	Dec-07	76,494	19,890	96,384	100.0

Subtotal		171,300	1,603,259	1,774,559	97.5%
Year Ended December 31, 2008
365 South Randolphville Road	Feb-08	226,530	38,262	264,792	50.6
650 Randolph Road	Jun-08	127,790	—	127,790	—
1201 Comstock Street	Jun-08	—	24,000	24,000	100.0
Manchester Technopark	Jun-08	—	38,016	38,016	100.0
7505 Mason King Court	Nov-08	—	109,650	109,650	100.0

Subtotal		354,320	209,928	564,248	91.0%

Acquired Buildings	Acquisition Date	Redevelopment Space as of December 31, 2009(1)	Net Rentable Square Feet Excluding Redevelopment Space	Square Feet including Redevelopment Space	Occupancy Rate as of December 31, 2009(2)
Year Ended December 31, 2009
1525 Comstock Street	Sep-09	—	42,385	42,385	100.0
444 Toyama Drive	Sep-09	—	42,083	42,083	100.0
904 Quality Way(6)	Sep-09	46,750	—	46,750	—
905 Security Row(6)	Sep-09	249,657	—	249,657	—
1232 Alma Road(6)	Sep-09	105,726	—	105,726	—
900 Quality Way(6)	Sep-09	112,253	—	112,253	—
1400 N. Bowser Road(6)	Sep-09	246,940	—	246,940	—
1301 International Parkway(6)	Sep-09	20,500	—	20,500	—
908 Quality Way(6)	Sep-09	14,400	—	14,400	—
1350 Duane Avenue/3080 Raymond Street	Oct-09	—	185,000	185,000	100.0
45901 & 45845 Nokes Boulevard	Dec-09	—	167,160	167,160	100.0
21561 & 21571 Beaumeade Circle	Dec-09	—	164,453	164,453	100.0

Subtotal		796,226	601,081	1,397,307	100.0%

Total		1,784,386	12,573,634	14,358,020	95.0%

(1)	Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space.
(2)	Occupancy rates exclude space held for redevelopment. For some of our properties, we calculate occupancy based on factors in addition to contractually leased square feet, including available power, required support space and common area.
(3)	The three buildings at Devin Shafron Drive are considered one property for our property count.
(4)	Building completed and placed into service in September 2007 on a land parcel acquired in 2006.
(5)	The three buildings at St. Anne’s Boulevard are considered one property for our property count.
(6)	The seven buildings at Digital Realty Trust Datacenter Park—Dallas are considered one property for our property count.

In May 2008, we acquired 701 & 717 Leonard Street, a parking garage adjacent to one of our properties in Dallas, Texas; however, we exclude the acquisition from our property count.

In May 2009, we acquired three parcels of land in Ashburn, Virginia to be developed. The parcels are not included in our property count.

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008 and Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

Portfolio

As of December 31, 2009, our portfolio consisted of 81 properties with an aggregate of 14.4 million net rentable square feet including 1.8 million square feet held for redevelopment compared to a portfolio consisting of 75 properties with an aggregate of 13.0 million net rentable square feet including 1.6 million square feet held for redevelopment as of December 31, 2008 and a portfolio consisting of 70 properties with an aggregate of 12.3 million net rentable square feet including 1.8 million square feet held for redevelopment as of December 31, 2007. The increase in our portfolio reflects the acquisition of 13 properties in 2007, 5 properties in 2008 and 6 properties in 2009. For all periods above, the number of properties excludes one property held as an investment in an unconsolidated joint venture.

Revenues

Total operating revenues from continuing operations for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	Year Ended December 31,			Change		Percentage Change
	2009	2008	2007	2009 v 2008	2008 v 2007	2009 v 2008	2008 v 2007
Rental	$510,772	$404,559	$319,603	$106,213	$84,956	26.3%	26.6%
Tenant reimbursements	125,308	107,503	75,003	17,805	32,500	16.6%	43.3%
Other	1,062	15,383	641	(14,321)	14,742	(93.1%)	2299.8%

Total operating revenues	$637,142	$527,445	$395,247	$109,697	$132,198	20.8%	33.4%

As shown by the same store and new properties table shown below, the increases in rental revenues and tenant reimbursement revenues in the year ended December 31, 2009 compared to 2008 were primarily due to new leasing at our same store properties, including completed and leased redevelopment space, and acquisitions of properties. These factors also caused the increases in rental revenues and tenant reimbursements in the year ended December 31, 2008 compared to 2007. Other revenues changes in the years presented were primarily due to the timing of varying tenant termination revenues. We acquired 6, 5 and 13 properties during the years ended December 31, 2009, 2008 and 2007, respectively.

The following table shows total operating revenues from continuing operations for same store properties and new properties (in thousands).

	Same Store Year Ended December 31,			New Properties Year Ended December 31,
	2009	2008	Change	2009	2008	Change
Rental	$495,928	$402,905	$93,023	$14,844	$1,654	$13,190
Tenant reimbursements	120,431	105,870	14,561	4,877	1,633	3,244
Other	1,062	15,383	(14,321)	—	—	—

Total operating revenues	$617,421	$524,158	$93,263	$19,721	$3,287	$16,434

Same store rental revenues increased for the year ended December 31, 2009 compared to the same period in 2008 primarily as a result of new leases at our properties during 2009, the largest of which were for space in Devin Shafron Drive (three buildings), 350 East Cermak Road, 114 Rue Ambroise Croizat , 2440 Marsh Lane and Cressex 1. Same store tenant reimbursement revenues increased for the year ended December 31, 2009 compared to the same period in 2008 primarily as a result of higher utility and operating expenses being billed to our tenants in connection with new leasing, the largest occurrences of which were at 3011 Lafayette Street, Devin Shafron Drive (three buildings), 111 8th Avenue (2nd and 6th floors), 1500 Space Park Drive and 114 Rue Ambroise Croizat. The decrease in other revenue for the year ended December 31, 2009 compared to the same period in 2008 was primarily due to lease termination revenue related to an early termination of a tenant lease during the latter half of 2008.

New property increases were caused by properties acquired during the period from January 1, 2008 to December 31, 2009. For the year ended December 31, 2009, 1201 Comstock Street, Manchester Technopark, 7505 Mason King Court and 1350 Duane Avenue/3080 Raymond Street contributed $12.9 million, or approximately 78% of the total new properties increase in revenues compared to the same period in 2008.

	Same Store Year Ended December 31,			New Properties Year Ended December 31,
	2008	2007	Change	2008	2007	Change
Rental	$348,724	$302,473	$46,251	$55,835	$17,130	$38,705
Tenant reimbursements	97,420	73,343	24,077	10,083	1,660	8,423
Other	15,383	641	14,742	—	—	—

Total operating revenues	$461,527	$376,457	$85,070	$65,918	$18,790	$47,128

Same store rental revenues increased for the year ended December 31, 2008 compared to the same period in 2007 primarily as a result of new leases at our properties during 2008, the largest of which were for space in 350 East Cermak Road, 3 Corporate Place, 4025 Midway Road, and 200 Paul Avenue 1-4. Same store tenant reimbursement revenues increased for the year ended December 31, 2008 compared to the same period in 2007 primarily as a result of higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 3 Corporate Place, 350 East Cermak Road, 200 Paul Avenue 1-4, and 600 West Seventh Street. The increase in other revenue for the year ended December 31, 2008 compared to the same period in 2007 was primarily due to lease termination revenue related to an early termination of a tenant lease during the latter half of 2008.

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

Expenses

Total expenses from continuing operations were as follows (in thousands):

	Year Ended December 31,			Change		Percentage Change
	2009	2008	2007	2009 v 2008	2008 v 2007	2009 v 2008	2008 v 2007
Rental property operating and maintenance	$176,238	$151,147	$109,225	$25,091	$41,922	16.6%	38.4%
Property taxes	36,004	31,102	27,181	4,902	3,921	15.8%	14.4%
Insurance	6,111	4,988	5,527	1,123	(539)	22.5%	(9.8%)
Depreciation and amortization	198,052	172,378	134,419	25,674	37,959	14.9%	28.2%
General and administrative	42,165	38,391	30,786	3,774	7,605	9.8%	24.7%
Other	783	1,084	431	(301)	653	(27.8%)	151.5%

Total operating expenses	$459,353	$399,090	$307,569	$60,263	$91,521	15.1%	29.8%

Interest expense	$88,442	$63,621	$67,054	$24,821	$(3,433)	39.0%	(5.1%)

As shown in the same store expense and new properties table below, total expenses in the year ended December 31, 2009 increased compared to 2008 primarily as a result of higher same store utility and maintenance costs as well as increased depreciation from additional redevelopment projects placed into service and from recently acquired properties. The following table shows expenses from continuing operations for same store properties and new properties (in thousands).

	Same Store Year Ended December 31,			New Properties Year Ended December 31,
	2009	2008	Change	2009	2008	Change
Rental property operating and maintenance	$168,182	$149,120	$19,062	$8,056	$2,027	$6,029
Property taxes	34,847	31,019	3,828	1,157	83	1,074
Insurance	5,909	4,974	935	202	14	188
Depreciation and amortization	192,622	171,826	20,796	5,430	552	4,878
General and administrative (1)	42,165	38,391	3,774	—	—	—
Other	783	1,084	(301)	—	—	—

Total operating expenses	$444,508	$396,414	$48,094	$14,845	$2,676	$12,169

Interest expense	$87,041	$63,618	$23,423	$1,401	$3	$1,398

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.

Same store rental property operating and maintenance expenses increased for the year ended December 31, 2009 compared to the same period in 2008 primarily as a result of higher utility rates in several of our properties along with redevelopment projects being placed into service leading to higher utility and operating expense in 2009. We capitalized amounts relating to compensation expense of employees directly engaged in construction and successful leasing activities of $13.9 million and $10.6 million in the years ended December 31, 2009 and 2008, respectively.

Same store property taxes increased in the year ended December 31, 2009 compared to 2008, primarily as a result of newly completed redevelopment space offset by favorable property tax reassessment at 350 East Cermak Road.

Same store insurance increased in the year ended December 31, 2009 compared to 2008, primarily as a result of an increase in insurance rates on our renewal of our insurance program.

Same store depreciation and amortization expense increased in the year ended December 31, 2009 compared to 2008, principally because of depreciation of redevelopment projects that were placed into service in late 2008 and during 2009.

General and administrative expenses for the year ended December 31, 2009 increased compared to the same period in 2008 primarily due to the growth of our company, which resulted in higher employee cost, travel expenses and higher professional fees and marketing expenses offset by $1.6 million of compensation expense in 2008 related to the acceleration of the 2005 OPP Grant. For a further discussion of the acceleration of the 2005 OPP Grant, please refer to note 9 in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Other expenses are primarily comprised of write-offs of the carrying amounts for tenant improvements, acquired in place lease value and acquired above market lease values as a result of the early termination of tenant leases.

Same store interest expense increased for the year ended December 31, 2009 as compared to the same period in 2008 primarily as a result of higher average outstanding debt balances during 2009 compared to 2008 due to issuance of our 2029 debentures, draws on our Prudential shelf facility, and secured financings on 3 Corporate Place, 1500 Space Park Drive, Mundells Roundabout, Cressex 1, Manchester Technopark and Clonshaugh Industrial Estate II, partially offset by a decrease in interest expense at 350 East Cermak Road due to a lower effective rate after considering impact of interest rate swap agreement and early paydown of the loan in March 2009. Interest capitalized during the years ended December 31, 2009 and 2008 was $9.2 million and $18.4 million, respectively.

New property increases were caused by properties acquired during the period from January 1, 2008 to December 31, 2009. For the year ended December 31, 2009, 1201 Comstock Street, Manchester Technopark, 365 S. Randolphville Road, 1350 Duane Avenue/3080 Raymond Street and 7505 Mason King Court contributed $10.7 million, or approximately 88% in total operating expenses compared to the same period in 2008.

We are in the process of investigating allegations of over-billing by a vendor. Based on our investigation to date, which remains ongoing, we do not believe that the potential amount over-billed to us will have a material effect on our financial condition or results of operations. We have notified the appropriate authorities and are cooperating with their investigation.

	Same Store Year Ended December 31,			New Properties Year Ended December 31,
	2008	2007	Change	2008	2007	Change
Rental property operating and maintenance	$133,706	$104,171	$29,535	$17,441	$5,054	$12,387
Property taxes	28,546	26,408	2,138	2,556	773	1,783
Insurance	4,683	5,490	(807)	305	37	268
Depreciation and amortization	147,119	127,079	20,040	25,259	7,340	17,919
General and administrative(1)	38,391	30,786	7,605	—	—	—
Other	1,022	431	591	62	—	62

Total operating expenses	$353,467	$294,365	$59,102	$45,623	$13,204	$32,419

Interest expense	$61,371	$67,049	$(5,678)	$2,250	$5	$2,245

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.

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

General and administrative expenses for the year ended December 31, 2008 increased compared to the same period in 2007 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher professional fees and marketing expenses along with the $1.6 million of compensation expense related to the acceleration of the 2005 OPP Grant. For a further discussion of the acceleration of the 2005 OPP Grant, please refer to note 9 in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K

Other expenses are primarily comprised of write-offs of the carrying amounts for tenant improvements, acquired in place lease value and acquired above market lease values as a result of the early termination of tenant leases.

Same store interest expense decreased for the year ended December 31, 2008 as compared to the same period in 2007 primarily as a result of higher capitalized interest during 2008 compared to 2007 along with a decrease in interest expense at 350 East Cermak Road due to a lower variable interest rate offset by higher average outstanding debt balances during 2008 compared to 2007 due to financings on 3 Corporate Place, 2045 & 2055 LaFayette Street, 150 South First Street and 1500 Space Park Drive. Interest capitalized during the years ended December 31, 2008 and 2007 was $18.4 million and $11.9 million, respectively.

New property increases were caused by properties acquired during the period from January 1, 2007 to December 31, 2008. For the year ended December 31, 2008, 3011 Lafayette Street, Devon Shafron Drive properties (3 buildings), 1500 Space Park Drive and 900 Walnut Street contributed $20.6 million, or approximately 63% in total operating expenses compared to the same period in 2007.

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

Discontinued operations

Discontinued operations relate to the following properties:

Property	Date Acquired	Date Sold

4055 Valley View Lane	September 2003	March 2007

100 Technology Center Drive	February 2004	March 2007

Results of discontinued operations were as follows (in thousands):

Year Ended December 31, 2007
Operating revenues	$2,340
Operating expenses	(1,283)
Interest and other income	5
Interest expense	(607)
Gain on derivative instruments	940

1,395
Gain on sale of assets	18,049

Income from discontinued operations	19,444
Income from discontinued operations attributable to noncontrolling interests	(3,264)

Income from discontinued operations attributable to Digital Realty Trust, Inc.	$16,180

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

As of December 31, 2009, we had $72.3 million of cash and cash equivalents, excluding $37.8 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements, as well as capital expenditures.

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

As of December 31, 2009, our revolving credit facility had a total capacity of $750.0 million and matures in August 2010, subject to two one-year extension options exercisable by us. The bank group is obligated to grant extension options provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility. As of December 31, 2009, borrowings under the revolving credit facility bore interest at a blended rate of 1.34% (US Dollar), and 1.58% (Euro), which are based on 1-month US LIBOR and 1-month EURIBOR, respectively, plus a margin of 1.10%. The margin can range from 1.10% to 2.00%, depending on our Operating Partnership’s total overall leverage. The revolving credit facility has a $515.0 million sub-facility for multicurrency advances in British Pound Sterling, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes. As of December 31, 2009, approximately $205.5 million was drawn under this facility, and $22.6 million of letters of credit were issued, leaving approximately $521.5 million available for use.

For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.

On December 31, 2009, we entered into equity distribution agreements, which we refer to as the Original Equity Distribution Agreements, with each of Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, or the Original Agents, under which we could issue and sell shares of its common stock having an aggregate offering price of up to $400,000,000 from time to time through, at our discretion, any of the Original Agents as our sales agents. On January 22, 2010, we amended and restated each Original Equity Distribution Agreement with the applicable Original Agent, and also entered into a new equity distribution agreement with Morgan Stanley & Co. Incorporated, or collectively the Equity Distribution Agreements, under which we may issue and sell shares of our common stock having an aggregate offering price of up to $400,000,000 (including the approximately 1.1 million shares of common stock having an aggregate offering price of approximately $54.3 million sold pursuant to the Original Equity Distribution Agreements as of January 22, 2010), from time to time through, at our discretion, any of the Original Agents or Morgan Stanley & Co. Incorporated as our sales agents. The sales of common stock made under the Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. We intend to use the proceeds from the sale of shares pursuant to the Equity Distribution Agreements to temporarily repay borrowings under our revolving credit facility, to acquire additional properties, to fund development and redevelopment opportunities and for general corporate purposes. In the fiscal quarter ended December 31, 2009, we sold no shares under our the Equity Distribution Agreements. From January 1, 2010 to February 19, 2010, we generated net proceeds of approximately $53.5 million from the issuance of approximately 1.1 million common shares under our the Equity Distribution Agreements at an average price of $50.54 per share after payment of approximately $0.8 million of commissions to the sales agents.

On January 20, 2010, our operating partnership closed the sale of $100.0 million aggregate principal amount of its senior unsecured term notes to Prudential Investment Management, Inc. and certain of its affiliates, or, collectively, Prudential, pursuant to the Prudential shelf facility. The notes were issued in two series referred to as the series D and series E notes. The series D notes have a principal amount of $50.0 million, an interest-only rate of 4.57% per annum and a five-year maturity, and the series E notes have a principal amount of $50.0 million, an interest-only rate of 5.73% per annum and a seven-year maturity. On February 3, 2010, our operating partnership closed the sale of an additional $17.0 million aggregate principal amount of its senior unsecured term notes, which we refer to as the series F notes, to Prudential pursuant to the Prudential shelf facility. The series F notes have an interest-only rate of 4.50% per annum and a five-year maturity. We used the proceeds of the series D, series E and series F notes to fund acquisitions, to temporarily repay borrowings under our revolving credit facility and for working capital.

On January 22, 2010, we completed the acquisition of the New England Portfolio, a three-property datacenter portfolio located in Massachusetts and Connecticut, from Sentinel Properties—Needham, LLC, SP—Needham I, LLC, Sentinel Properties – Bedford LLC and Sentinel Properties—Trumbull, LLC, or, collectively, the Sellers. The purchase price, which was determined through negotiations between us and the Sellers, was approximately $375.0 million, paid in cash funded with borrowings under our revolving credit facility.

On January 28, 2010, our operating partnership closed the issuance of $500.0 million aggregate principal amount of 5.875% notes due 2020. The purchase price paid by the initial purchasers was 98.296% of the principal amount thereof. The notes are general unsecured senior obligations of our operating partnership and rank equally in right of payment with all other senior unsecured indebtedness of our operating partnership. Interest on the notes are payable on February 1 and August 1 of each year, beginning on August 1, 2010. The net proceeds from the offering after deducting the original issue discount, underwriting commissions and estimated expenses was approximately $487.6 million. We used the net proceeds from the offering to temporarily repay our borrowings under our revolving credit facility, fund development and redevelopment opportunities and for general corporate purposes.

Construction

As of December 31, 2009 and December 31, 2008, construction in progress, including the proportionate acquisition cost of land and property related to current construction projects, amounted to $154.4 million, or $185.4 million including construction accruals and certain capitalized costs, and $325.6 million, or $405.3 million including construction accruals and certain capitalized costs, respectively. Separately, our redevelopment program included the proportionate acquisition cost of land and building related to other targeted projects in the amount of $88.6 million and $76.1 million as of December 31, 2009 and December 31, 2008, respectively. Construction in progress related to non-redevelopment projects, primarily tenant and building improvements amounted to $2.1 million as of December 31, 2009 and December 31, 2008.

Future Uses of Cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of December 31, 2009, we had approximately 1.8 million square feet of redevelopment space and we also owned approximately 184,000 net rentable square feet of datacenter space with extensive installed tenant improvements that we may subdivide for Turn-Key Datacenter® use during the next two years rather than lease to large single tenants. Turn-Key Datacenter® space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Datacenter® space, we expect to incur significant tenant improvement costs to build out and redevelop these spaces. At December 31, 2009, approximately 87,000 square feet of our space held for redevelopment was under construction for Turn-Key Datacenter® space in three U.S. and European markets. At December 31, 2009, we had commitments under construction contracts for approximately $41.1 million. We currently expect to incur approximately $440.0 million to $475.0 million of capital expenditures for our redevelopment program during the year ended December 31, 2010, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

We are also subject to the commitments discussed below under “Commitments and Contingencies” and “Off-Balance Sheet Arrangements”, and “Distributions” as described below.

Consistent with our growth strategy, we actively pursue opportunities for potential acquisitions, with due diligence and negotiations often at different stages at different times. We currently expect acquisitions for the year ended December 31, 2010 to be approximately $525.0 million, of which $375.0 million was incurred on the acquisition of the New England Portfolio in January 2010, though this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results, availability of debt or equity capital or based on acquisition opportunities.

Properties Acquired in 2009

During the year ended December 31, 2009 we acquired or made investments in the following properties:

Location	Metropolitan Area	Date Acquired	Amount (in millions)
Loudoun Exchange II(1)	Northern Virginia	May 15, 2009	20.3
Digital Realty Trust Datacenter Park—Dallas(2)	Dallas	September 11, 2009	33.6
444 Toyama Drive	Silicon Valley	September 25, 2009	17.5
1350 Duane Avenue/3080 Raymond Street(3)	Silicon Valley	October 30, 2009	90.5
Nokes Boulevard / Beaumeade Circle(4)	Northern Virginia	December 17, 2009	63.3

Total Acquisitions—Year Ended December 31, 2009			$225.2

(1)	Represents vacant land which is not included in our operating property count.
(2)	In September 2009, we made an initial cash contribution of $1.9 million to a joint venture formed to own and redevelop Digital Realty Trust Datacenter Park—Dallas. The other member contributed seven vacant buildings with an estimated market value of $33.6 million and a third-party non-recourse loan secured by these properties of $17.0 million. We are committed to make an additional $22.9 million of capital contributions needed to fund the redevelopment project. We have determined that the joint venture is a variable interest entity and we are the primary beneficiary. As a result, we have consolidated the joint venture and presented the member interests not owned by us of $16.6 million as noncontrolling interests in consolidated joint venture. For operating property count purposes, we consider this to be one property.
(3)	Includes the assumption of a $52.8 million loan.
(4)	A two-property data center portfolio consisting of four buildings located at 21561 and 21571 Beaumeade Circle in Ashburn, Virginia and 45901 and 45905 Nokes Boulevard in Sterling, Virginia, as well as certain vacant real property located at 21551 Beaumeade Circle in Ashburn, Virginia.

We financed the purchase of these properties primarily with borrowings under our revolving credit facility. We have repaid borrowings under our revolving credit facility with portions of the proceeds from our February 2009 common stock issuance, the issuance of our 2029 debentures, sales of common stock under our Equity Distribution Agreements, the issuance of notes under our Prudential shelf facility and the issuance of our 5.875% notes due 2020.

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

In 2009, 2008 and 2007, we declared the following dividends and distributions (in thousands):

Date dividend and distribution declared	Dividend and distribution payable date	Series A Preferred Stock(1)	Series B Preferred Stock(2)	Series C Preferred Stock(3)	Series D Preferred Stock(4)	Common Stock and Operating Partnership Common Units
February 15, 2007	April 2, 2007	2,199	1,246	—	—	19,442	(5)
May 2, 2007	July 2, 2007	2,199	1,246	1,722	—	19,458	(5)
August 1, 2007	October 1, 2007	2,199	1,246	1,914	—	19,465	(5)
November 1, 2007	December 31, 2007 for Series A, B and C Preferred Stock; January 14, 2008 for Common Stock and Operating Partnership Common Units	2,199	1,246	1,914	—	22,345	(6)

Total—2007		$8,796	$4,984	$5,550	$—	$80,710

February 25, 2008	March 31, 2008	2,199	1,246	1,914	2,899	22,418	(6)
May 5, 2008	June 30, 2008	2,199	1,246	1,914	4,744	22,444	(6)
August 4, 2008	September 30, 2008	2,199	1,246	1,914	4,744	24,258	(6)
November 4, 2008	December 31, 2008 for Series A, B, C and D Preferred Stock; January 7, 2009 for Common Stock and Operating Partnership Common Units	2,199	1,246	1,914	4,744	26,102	(7)

Total—2008		$8,796	$4,984	$7,656	$17,131	$95,222

February 24, 2009	March 31, 2009	2,199	1,246	1,914	4,742	27,053	(7)
April 28, 2009	June 30, 2009	2,199	1,246	1,914	4,742	27,064	(7)
July 28, 2009	September 30, 2009	2,199	1,246	1,914	4,742	29,575	(8)
October 27, 2009	December 31, 2009 for Series A, B, C and D Preferred Stock; January 15, 2010 for Common Stock and Operating Partnership Common Units	2,199	1,246	1,914	4,742	37,004	(9)

Total—2009		$8,796	$4,984	$7,656	$18,968	$120,696

(1)	$2.125 annual rate of dividend per share.
(2)	$1.969 annual rate of dividend per share.
(3)	$1.094 annual rate of dividend per share.
(4)	$1.375 annual rate of dividend per share.
(5)	$1.145 annual rate of dividend and distribution per share and unit.

(6)	$1.240 annual rate of dividend and distribution per share and unit.
(7)	$1.320 annual rate of dividend and distribution per share and unit.
(8)	$1.440 annual rate of dividend and distribution per share and unit.
(9)	$1.800 annual rate of dividend and distribution per share and unit.

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

The tax treatment of distributions on common stock for 2009 is as follows: 100% ordinary income and 0% return of capital. The tax treatment of distributions on common stock for 2008 is as follows: approximately 100% ordinary income and 0% return of capital. The tax treatment of distributions on common stock for 2007 is as follows: approximately 78% ordinary income and 22% return of capital. All distributions paid on our preferred stock in 2009, 2008 and 2007 were classified as ordinary income for income tax purposes.

Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 192,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2012. We made payments of approximately $41,000, $41,000 and $17,000 to the seller during the years ended December 31, 2009, 2008 and 2007, respectively. We have recorded approximately $2.1 million for this contingent liability on our balance sheet at December 31, 2009.

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other accrued liabilities include $1.3 million and $1.4 million for this liability as of December 31, 2009 and December 31, 2008, respectively. During the years ended December 31, 2009, 2008 and 2007, we paid approximately $0.2 million, $0.2 million and $0.1 million, respectively, to the seller.

As of December 31, 2009, we were a party to interest rate cap and swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

Obligation	Total	2010	2011-2012	2013-2014	Thereafter
Long-term debt principal payments(1)	$1,789,853	$236,875	$476,536	$670,866	$405,576
Interest payable(2)	401,224	91,739	151,508	105,924	52,053
Ground leases(3)	25,977	536	1,073	1,073	23,295
Operating lease	39,467	6,777	12,494	9,224	10,972
Construction contracts(4)	41,114	41,114	—	—	—

	$2,297,635	$377,041	$641,611	$787,087	$491,896

(1)	Includes $205.5 million of borrowings under our revolving credit facility, which is due to mature in August 2010 and excludes $1.3 million of net loan premiums related to assumed mortgage loans and $6.7 million discount on our 4.125% exchangeable senior debentures due 2026. Assumes we do not exercise available extension options.

(2)	Interest payable is based on the interest rate in effect on December 31, 2009 including the effect of interest rate swaps. Interest payable excluding the effect of interest rate swaps is as follows (in thousands):

2010	$84,495
2011-2012	140,194
2013-2014	101,000
Thereafter	52,053

$377,742

(3)	This is comprised of ground lease payments on 2010 East Centennial Circle, Chemin de l’Epinglier 2, Clonshaugh Industrial Estate, Paul van Vlissingenstraat 16, Gyroscoopweg 2E-2F and Naritaweg 52. After February 2036, rent for the remaining term of the 2010 East Centennial Circle ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information. After December 2036, rent for the remaining term of the Naritaweg 52 ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information. The Chemin de l’Epinglier 2 ground lease which expires in July 2074 contains potential inflation increases which are not reflected in the table above. The Paul van Vlissingenstraat, 16 Chemin de l’Epinglier 2, Gyroscoopweg 2E-2F and Clonshaugh Industrial Estate amounts are translated at the December 31, 2009 exchange rate of $1.43 per €1.00.
(4)	From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At December 31, 2009, we had open commitments related to construction contracts of $41.1 million.

Outstanding Consolidated Indebtedness

The table below summarizes our debt maturities and principal payments as of December 31, 2009 (in thousands):

	Revolving Credit Facility(1)	Unsecured Senior Notes	Mortgage Loans	Exchangeable Senior Debentures		Total Debt
2010	$205,547	$—	$31,328	$—		$236,875
2011	—	25,000	115,266	172,500	(2)	312,766
2012	—	—	163,770	—		163,770
2013	—	33,000	150,619	—		183,619
2014	—	—	220,847	266,400	(3)	487,247
Thereafter	—	25,000	380,576	—		405,576

Subtotal	$205,547	$83,000	$1,062,406	$438,900		$1,789,853
Unamortized discount	—	—	—	(6,666)		(6,666)
Unamortized premium	—	—	1,257	—		1,257

Total	$205,547	$83,000	$1,063,663	$432,234		$1,784,444

(1)	Subject to two one-year extension options exercisable by us. The bank group is obligated to grant extension options provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility.
(2)	Assumes maturity of 4.125% exchangeable senior debentures due 2026 at first redemption date in August 2011.
(3)	Assumes maturity of 5.50% exchangeable senior debentures due 2029 at first redemption date in April 2014.

The table below summarizes our debt, at December 31, 2009 (in millions):

Debt Summary:
Fixed rate	$1,308.5
Variable rate debt subject to interest rate swaps and caps	270.4

Total fixed rate debt (including interest rate swaps and caps)	1,578.9
Variable rate—unhedged	205.5

Total	$1,784.4

Percent of Total Debt:
Fixed rate (including swapped debt)	88.5%
Variable rate	11.5%

Total	100.0%

Effective Interest Rate as of December 31, 2009(1):
Fixed rate (including hedged variable rate debt)	5.98%
Variable rate	1.35%
Effective interest rate	5.45%

(1)	Excludes impact of deferred financing cost amortization and amortization of debt discounts and premiums.

As of December 31, 2009, we had approximately $1.8 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total market capitalization was approximately 27% (based on the closing price of our common stock on December 31, 2009 of $50.28). For this purpose, our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us (with the per unit value equal to the market value of one share of our common stock and excluding long-term incentive units and Class C Units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various LIBOR and EURIBOR rates ranging from one to three months, depending on the respective agreement governing the debt. Assuming maturity of our 4.125% exchangeable senior debentures due 2026 and 5.50% exchangeable senior debentures due 2029 at their first redemption dates in August 2011 and April 2014, respectively, as of December 31, 2009, our debt had a weighted average term to initial maturity of approximately 3.9 years (approximately 4.2 years assuming exercise of extension options).

We expect to meet our short- and long-term liquidity requirements, including to pay for scheduled debt maturities, dividends and distributions, to fund property acquisitions and non-recurring capital improvements with net cash provided by operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities. We also may fund future short- and long-term liquidity requirements, including property acquisitions and non-recurring capital improvements using our revolving credit facility pending permanent financing. If we are not able to obtain additional financing on terms attractive to us, or at all, including as a result of the circumstances described above under “Factors Which May Influence Future Results of Operations—Global market and economic conditions”, we may be required to reduce our acquisition or capital expenditure plans, which could have a material adverse effect upon our business and results of operations.

Off-Balance Sheet Arrangements

As of December 31, 2009, we were party to interest rate swap and cap agreements related to $270.4 million of outstanding principal on our variable rate debt. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

The 4.125% exchangeable senior debentures due 2026 provide for excess exchange value to be paid in cash or shares of our common stock if our stock price exceeds a certain amount. If such debentures were exchanged in full on December 31, 2009, we would owe $96.7 million to the holders of such debentures, payable in cash or shares of our common stock. See note 5 to our consolidated financial statements for a further description of our 4.125% exchangeable senior debentures due 2026.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008 and Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

The following table shows cash flows and ending cash and cash equivalent balances for the years ended December 31, 2009, 2008 and 2007, respectively. Cash flows include the cash flows of 100 Technology Center Drive (sold in March 2007), 4055 Valley View Lane (sold in March 2007) (in thousands).

	Year Ended December 31,			Increase / (Decrease)
	2009	2008	2007	2009 v 2008	2008 v 2007
Net cash provided by operating activities (including discontinued operations)	$283,809	$217,808	$105,655	$66,001	$112,153
Net cash used in investing activities	(519,909)	(647,751)	(537,427)	127,842	(110,324)
Net cash provided by financing activities	235,086	471,925	440,863	(236,839)	31,062

Net (decrease) increase in cash and cash equivalents	$(1,014)	$41,982	$9,091	$(42,996)	$32,891

The increases in net cash provided by operating activities from 2008 to 2009 and from 2007 to 2008 were primarily due to increased cash flows from new leasing at our same store properties, completed and leased redevelopment space and our acquisition of new operating properties which was partially offset by increased operating and interest expenses. We acquired 6, 5 and 13 properties during the years ended December 31, 2009, 2008 and 2007 respectively.

Net cash used in investing activities decreased in 2009 as compared to 2008, as we had a decrease in cash paid for capital expenditures for the year ended December 31, 2009 ($392.4 million) as compared to the same period in 2008 ($545.2 million) offset by an increase in cash paid for acquisitions for the year ended December 31, 2009 ($138.0 million) as compared to the same period in 2008 ($79.2 million).

Net cash used in investing activities increased from 2007 to 2008, as we had an increase in cash payments for our redevelopment program offset by a decrease in cash paid for acquisitions in 2008 ($79.2 million) as compared to 2007 ($359.8 million) and the receipt of proceeds from the sales of 100 Technology Center Drive and 4055 Valley View Lane in March 2007.

Net cash flows from financing activities consisted of the following amounts (in thousands).

	Year Ended December 31,			Increase / (Decrease)
	2009	2008	2007	2009 v 2008	2008 v 2007
Proceeds from borrowings, net of repayments	$46,657	$46,703	$216,006	$(46)	$(169,303)
Net proceeds from 5.50% exchangeable senior debentures	258,949	—	—	258,949	—
Net proceeds from issuance of common/preferred stock, including exercise of stock options	89,184	549,210	320,751	(460,026)	228,459
Dividend and distribution payments	(150,188)	(130,040)	(97,081)	(20,148)	(32,959)
Other	(9,516)	6,052	1,187	(15,568)	4,865

Net cash provided by financing activities	$235,086	$471,925	$440,863	$(236,839)	$31,062

Net proceeds from issuance of stock were primarily related to our common stock offerings in February 2009 (net proceeds of $82.9 million), July 2008 ($211.6 million) and October 2007 ($150.4 million) and preferred stock offerings in February 2008 ($333.6 million) and April 2007 ($169.1 million). Proceeds from mortgage loans were approximately $122.0 million, $174.9 million and $121.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. We issued $266.4 million of 5.50% exchangeable senior debentures due 2029 on April 20, 2009. The increase in dividend and distribution payments for the year ended December 31, 2009 as compared to the same period in 2008 was a result of an increase in shares outstanding and dividend amount per share in 2009 as compared to 2008 and dividends on our series D preferred stock being paid for a full year in 2009, whereas this series of preferred stock was outstanding for only a portion of 2008. The increase in dividend and distribution payments for the year ended December 31, 2008 as compared to the same period in 2007 was a result of an increase in shares outstanding in 2008 as compared to 2007 and dividends on our series D preferred stock being paid in 2008, whereas this series of preferred stock was not outstanding in 2007.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in the Operating Partnership that are not owned by us, which, as of December 31, 2009, amounted to 6.6% of the Operating Partnership common units. In conjunction with our formation, GI Partners received common units, in exchange for contributing ownership interests in properties to the Operating Partnership. Also in connection with acquiring real estate interests owned by third parties, the Operating Partnership issued common units to those sellers.

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

In June 2009, the FASB issued new accounting guidance on accounting for transfers of financial assets, which was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about (1) a transfer of its financial assets, (2) the effects of such a transfer on its financial position, financial performance, and cash flows, and (3) a reporting entity’s continuing involvement, if any, in the transferred financial assets. This guidance is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with early adoption prohibited. Management does not believe adoption of the guidance will have a material effect on our consolidated financial statements.

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

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of December 31, 2009, our consolidated debt was as follows (in millions):

Debt Summary:
Fixed rate	$1,308.5
Variable rate debt subject to interest rate swaps and caps	270.4

Total fixed rate debt (including interest rate swaps and caps)	1,578.9
Variable rate	205.5

Total	$1,784.4

Percent of Total Debt:
Fixed rate (including swapped debt)	88.5%
Variable rate	11.5%

Total	100.0%

Effective Interest Rate as of December 31, 2009(1):
Fixed rate (including hedged variable rate debt)	5.98%
Variable rate	1.35%
Effective interest rate	5.45%

(1)	Excludes impact of deferred financing cost amortization and amortization of debt discounts and premiums.

Interest rate swaps and cap included in this table and their fair values as of December 31, 2009 and 2008 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of December 31, 2009		As of December 31, 2008		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of December 31, 2009	As of December 31, 2008
$20,831	(1)	$19,239	(1)	Swap	4.944	Jul. 10, 2006	Apr. 10, 2011	$(952)	$(986)
69,154	(1)	—	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013	(299)	—
15,208	(2)	15,041	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013	(889)	(559)
11,003	(2)	10,881	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013	(675)	(442)
9,682	(2)	9,575	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013	(579)	(365)
45,067	(2)	44,564	(2)	Swap	3.776	Dec. 5, 2006	Jan. 18, 2012	(1,887)	(1,131)
38,746	(2)	38,315	(2)	Swap	4.000	Dec. 20, 2006	Jan. 18, 2012	(1,794)	(1,207)
—		96,458		Swap	3.167	Oct. 15, 2008	June 15, 2009	—	(1,116)
42,993		—		Swap	2.703	Dec. 3, 2009	Sep. 4, 2014	(453)	—
17,737		—		Cap	4.000	June 24, 2009	June 25, 2012	70	—

$270,421		$234,073						$(7,458)	$(5,806)

(1)	Translation to U.S. dollars is based on exchange rate of $1.61 to £1.00 as of December 31, 2009 and $1.46 to £1.00 as of December 31, 2008.
(2)	Translation to U.S. dollars is based on exchange rate of $1.43 to €1.00 as of December 31, 2009 and $1.40 to €1.00 as of December 31, 2008.

Sensitivity to changes in interest rates.

The following table shows the effect if assumed changes in interest rates occurred:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	20	$1.5
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(20)	($1.5)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	20	0.4
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	(20)	(0.4)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(20)	7.0
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	20	(6.7)

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

Foreign currency exchange risk

As of December 31, 2009, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland and Canada and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British Pound, Euro and the Swiss Franc, except for our Canadian property for which the functional currency is the U.S. dollar. Our primary currency exposures are to the Euro and the British Pound. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of shareholders’ equity. For the year ended December 31, 2009, operating revenues from properties outside the United States contributed $82.2 million, which represented 12.9% of our operating revenues.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial and Investment Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, management concluded that as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 73.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Digital Realty Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Digital Realty Trust Inc. (the Company) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III, properties and accumulated depreciation. These consolidated financial statements and financial statement schedule III are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Digital Realty Trust, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, properties and accumulated depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

San Francisco, California

February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Digital Realty Trust, Inc.:

We have audited Digital Realty Trust Inc.’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Digital Realty Trust, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009 and the financial statement schedule III, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule III.

/s/    KPMG LLP

San Francisco, California

February 26, 2010

DIGITAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2009	December 31, 2008
ASSETS
Investments in real estate:
Properties:
Land	$382,763	$316,318
Acquired ground leases	2,767	2,733
Buildings and improvements	2,952,330	2,467,830
Tenant improvements	272,462	255,818

Total investments in properties	3,610,322	3,042,699
Accumulated depreciation and amortization	(459,521)	(302,960)

Net investments in properties	3,150,801	2,739,739
Investment in unconsolidated joint venture	6,392	8,481

Net investments in real estate	3,157,193	2,748,220
Cash and cash equivalents	72,320	73,334
Accounts and other receivables, net of allowance for doubtful accounts of $2,691 and $2,109 as of December 31, 2009 and December 31, 2008, respectively	46,086	39,108
Deferred rent	145,550	99,957
Acquired above market leases, net of accumulated amortization of $36,896 and $31,128 as of December 31, 2009 and December 31, 2008, respectively	25,861	31,352
Acquired in place lease value and deferred leasing costs, net of accumulated amortization of $229,852 and $188,348 as of December 31, 2009 and December 31, 2008, respectively	224,216	222,389
Deferred financing costs, net of accumulated amortization of $20,934 and $14,344 as of December 31, 2009 and December 31, 2008, respectively	21,073	16,275
Restricted cash	37,810	45,470
Other assets	14,950	4,940

Total assets	$3,745,059	$3,281,045

LIABILITIES AND EQUITY
Revolving credit facility	$205,547	$138,579
Unsecured senior notes	83,000	58,000
Mortgage loans	1,063,663	1,026,594
4.125% exchangeable senior debentures due 2026, net of discount	165,834	161,901
5.50% exchangeable senior debentures due 2029	266,400	—
Accounts payable and other accrued liabilities	151,229	171,176
Accrued dividends and distributions	37,004	26,092
Acquired below market leases, net of accumulated amortization of $78,627 and $64,706 as of December 31, 2009 and December 31, 2008, respectively	69,311	76,660
Security deposits and prepaid rents	68,270	46,967

Total liabilities	2,110,258	1,705,969

DIGITAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except share data)

	December 31, 2009	December 31, 2008
Commitments and contingencies

Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value, 30,000,000 authorized:
Series A Cumulative Redeemable Preferred Stock, 8.50%, $103,500,000 liquidation preference ($25.00 per share), 4,140,000 issued and outstanding	99,297	99,297
Series B Cumulative Redeemable Preferred Stock, 7.875%, $63,250,000 liquidation preference ($25.00 per share), 2,530,000 issued and outstanding	60,502	60,502
Series C Cumulative Convertible Preferred Stock, 4.375%, $174,998,875 liquidation preference ($25.00 per share), 6,999,955 and 7,000,000 issued and outstanding as of December 31, 2009 and December 31, 2008, respectively	169,067	169,068
Series D Cumulative Convertible Preferred Stock, 5.500%, $344,887,500 liquidation preference ($25.00 per share), 13,795,500 and 13,800,000 issued and outstanding as of December 31, 2009 and December 31, 2008, respectively	333,472	333,581
Common Stock; $0.01 par value: 125,000,000 authorized, 76,812,783 and 73,306,703 shares issued and outstanding as of December 31, 2009 and December 31, 2008, respectively	766	732
Additional paid-in capital	1,155,709	1,057,107
Dividends in excess of earnings	(231,871)	(166,863)
Accumulated other comprehensive loss, net	(27,947)	(49,503)

Total stockholders’ equity	1,558,995	1,503,921

Noncontrolling Interests:
Noncontrolling interests in operating partnership	58,192	66,797
Noncontrolling interests in consolidated joint ventures	17,614	4,358

Total noncontrolling interests	75,806	71,155

Total equity	1,634,801	1,575,076

Total liabilities and equity	$3,745,059	$3,281,045

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Year Ended December 31,
	2009	2008	2007
Operating Revenues:
Rental	$510,772	$404,559	$319,603
Tenant reimbursements	125,308	107,503	75,003
Other	1,062	15,383	641

Total operating revenues	637,142	527,445	395,247

Operating Expenses:
Rental property operating and maintenance	176,238	151,147	109,225
Property taxes	36,004	31,102	27,181
Insurance	6,111	4,988	5,527
Depreciation and amortization	198,052	172,378	134,419
General and administrative	42,165	38,391	30,786
Other	783	1,084	431

Total operating expenses	459,353	399,090	307,569

Operating income	177,789	128,355	87,678
Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	2,172	2,369	449
Interest and other income	753	2,106	2,287
Interest expense	(88,442)	(63,621)	(67,054)
Tax expense	(1,038)	(1,109)	(814)
Loss from early extinguishment of debt	—	(182)	—

Income from continuing operations	91,234	67,918	22,546

Income from discontinued operations before gain on sale of assets	—	—	1,395
Gain on sale of assets	—	—	18,049

Income from discontinued operations	—	—	19,444

Net income	91,234	67,918	41,990
Net income attributable to noncontrolling interests	(3,572)	(2,664)	(3,753)

Net income attributable to Digital Realty Trust, Inc.	87,662	65,254	38,237
Preferred stock dividends	(40,404)	(38,564)	(19,330)

Net income available to common stockholders	$47,258	$26,690	$18,907

Income per share from continuing operations available to common stockholders:
Basic	$0.62	$0.39	$0.04
Diluted	$0.61	$0.38	$0.04

Income per share from discontinued operations available to common stockholders:
Basic	$—	$—	$0.27
Diluted	$—	$—	$0.26

Net income per share available to common stockholders:
Basic	$0.62	$0.39	$0.31
Diluted	$0.61	$0.38	$0.30

Weighted average common shares outstanding:
Basic	75,950,370	68,829,267	60,527,625
Diluted	77,020,890	70,435,760	62,572,937

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2006	$99,297	$60,502	$—	$—	54,257,691	$542	$611,799	$(52,754)	$4,190	$723,576	$141,890	$—	$141,890	$865,466

Conversion of units to common stock	—	—	—	—	7,042,054	70	71,082	—	—	71,152	(71,152)		(71,152)	—
Net proceeds from sale of common stock	—	—	—	—	4,025,000	40	150,407	—	—	150,447	—	—	—	150,447
Issuance of series C preferred stock, net of offering costs	—	—	169,068	—	—	—	—	—	—	169,068	—	—	—	169,068
Exercise of stock options	—	—	—	—	81,495	2	1,034	—	—	1,036	—	—	—	1,036
Amortization of unearned compensation regarding share based awards	—	—	—	—	—	—	4,367	—	—	4,367	—	—	—	4,367
Dividends declared on preferred stock	—	—	—	—	—	—	—	(19,330)	—	(19,330)	—	—	—	(19,330)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	—	—	—	(72,259)	—	(72,259)	(8,451)	—	(8,451)	(80,710)
Adjustment for noncontrolling interests	—	—	—	—	—	—	(8,316)	—	—	(8,316)	8,316	—	8,316	—
Contributions from noncontrolling members	—	—	—	—	—	—	—	—	—	—	—	4,928	4,928	4,928
Net income	—	—	—	—				38,237		38,237	3,753	—	3,753	41,990
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	—	—	(222)	(222)	93	—	93	(129)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	—	1,631	1,631	241	—	241	1,872
Other comprehensive income—reclassification of other comprehensive income to interest expense	—	—	—	—	—	—	—	—	(2,220)	(2,220)	(355)	—	(355)	(2,575)

Comprehensive income										37,426			3,732	41,158

Balance as of December 31, 2007	$99,297	$60,502	$169,068	$—	65,406,240	$654	$830,373	$(106,106)	$3,379	$1,057,167	$74,335	$4,928	$79,263	$1,136,430

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS) (continued)

(in thousands, except share data)

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Conversion of units to common stock	—	—	—	—	1,825,157	19	20,341	—	—	20,360	(20,360)		(20,360)	—
Net proceeds from sale of common stock	—	—	—	—	5,750,000	57	211,554	—	—	211,611	—	—	—	211,611
Issuance of series D preferred stock, net of offering costs	—	—	—	333,581	—	—	—	—	—	333,581	—	—	—	333,581
Exercise of stock options	—	—	—	—	208,703	2	4,203	—	—	4,205	—	—	—	4,205
Issuance of restricted stock, net of forfeitures	—	—	—	—	116,603	—	—	—	—	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	—	—	—	9,805	—	—	9,805	—	—	—	9,805
Dividends declared on preferred stock	—	—	—	—	—	—	—	(38,564)	—	(38,564)	—	—	—	(38,564)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	—	—	—	(87,447)	—	(87,447)	(7,775)	—	(7,775)	(95,222)
Adjustment for noncontrolling interests	—	—	—	—	—	—	(22,491)	—	—	(22,491)	22,491	—	22,491	—
Acquisition of consolidated joint venture interest	—	—	—	—	—	—	—	—	—	—	—	1,887	1,887	1,887
Contributions from noncontrolling members	—	—	—	—	—	—	—	—	—	—	—	16,452	16,452	16,452
Distributions from noncontrolling members	—	—	—	—	—	—	—	—	—	—	—	(8,276)	(8,276)	(8,276)
Adjustments due to purchase of noncontrolling interests	—	—	—	—	—	—	3,322	—	—	3,322	—	(10,968)	(10,968)	(7,646)
Net income	—	—	—	—	—	—	—	65,254	—	65,254	2,329	335	2,664	67,918
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	—	—	(44,813)	(44,813)	(3,578)	—	(3,578)	(48,391)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	—	(7,325)	(7,325)	(579)	—	(579)	(7,904)
Other comprehensive income—reclassification of other comprehensive income to interest expense	—	—	—	—	—	—	—	—	(744)	(744)	(66)	—	(66)	(810)

Comprehensive income (loss)										12,372			(1,559)	10,813

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS) (continued)

(in thousands, except share data)

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2008	$99,297	$60,502	$169,068	$333,581	73,306,703	$732	$1,057,107	$(166,863)	$(49,503)	$1,503,921	$66,797	$4,358	$71,155	$1,575,076

Conversion of units to common stock	—	—	—	—	650,511	6	7,626	—	—	7,632	(7,632)	—	(7,632)	—
Issuance of restricted stock, net of forfeitures	—	—	—	—	103,700	—	—	—	—	—	—	—	—	—
Net proceeds from sale of common stock	—	—	—	—	2,500,000	25	82,834	—	—	82,859	—	—	—	82,859
Exercise of stock options	—	—	—	—	249,167	3	6,322	—	—	6,325	—	—	—	6,325
Amortization of unearned compensation regarding share based awards	—	—	—	—	—	—	9,829	—	—	9,829	—	—	—	9,829
Conversion of series C and D preferred stock	—	—	(1)	(109)	2,702	—	110	—	—	—	—	—	—	—
Dividends declared on preferred stock	—	—	—	—	—	—	—	(40,404)	—	(40,404)	—	—	—	(40,404)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	—	—	—	(112,266)	—	(112,266)	(8,430)	—	(8,430)	(120,696)
Reclassification of vested share based awards	—	—	—	—	—	—	(2,464)	—	—	(2,464)	2,464	—	2,464	—
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	—	—	—	—	33,787	33,787	33,787
Adjustments due to purchase of joint venture interests	—	—	—	—	—	—	(5,655)	—	—	(5,655)	—	(20,671)	(20,671)	(26,326)
Net income	—	—	—	—	—	—	—	87,662	—	87,662	3,432	140	3,572	91,234
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	—	—	22,816	22,816	1,660	—	1,660	24,476
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	—	—	—	(5,047)	(5,047)	(372)	—	(372)	(5,419)
Other comprehensive income—reclassification of other comprehensive income to interest expense	—	—	—	—	—	—	—	—	3,787	3,787	273	—	273	4,060

Comprehensive income										109,218			5,133	114,351

Balance as of December 31, 2009	$99,297	$60,502	$169,067	$333,472	76,812,783	$766	$1,155,709	$(231,871)	$(27,947)	$1,558,995	$58,192	$17,614	$75,806	$1,634,801

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Cash flows from operating activities:
Net income	$91,234	$67,918	$41,990
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of assets	—	—	(18,049)
Equity in earnings of unconsolidated joint venture	(2,172)	(2,369)	(449)
Distributions from unconsolidated joint venture	4,350	3,019	1,383
Write-off of net assets due to early lease terminations	783	1,085	430
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	156,828	118,364	81,305
Amortization of share-based unearned compensation	9,829	9,805	4,367
Allowance for doubtful accounts	582	(1,058)	1,135
Amortization of deferred financing costs	7,925	5,579	5,161
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	—	182	—
Amortization of debt discount/premium	3,550	2,435	2,553
Amortization of acquired in place lease value and deferred leasing costs	41,224	54,014	53,493
Amortization of acquired above market leases and acquired below market leases, net	(8,040)	(9,689)	(10,412)
Changes in assets and liabilities:
Restricted cash	7,723	(1,640)	(12,716)
Accounts and other receivables	(16,173)	4,878	5,134
Deferred rent	(45,342)	(36,006)	(23,376)
Deferred leasing costs	(10,606)	(10,776)	(14,417)
Other assets	(4,936)	4,064	(138)
Accounts payable and other accrued liabilities	26,229	(8,004)	(19,129)
Security deposits and prepaid rents	20,821	16,007	7,390

Net cash provided by operating activities	283,809	217,808	105,655

Cash flows from investing activities:
Acquisitions of properties	(137,996)	(79,243)	(359,849)
Purchase of prepaid ground lease	—	—	(1,192)
Proceeds from sale of assets, net of sales costs	—	—	78,191
Deposits paid for acquisitions of properties	—	(760)	(459)
Receipt of value added tax refund	14,095	20,241	6,800
Refundable value added tax paid	(5,208)	(20,337)	(11,059)
Change in restricted cash	358	(2,340)	427
Improvements to investments in real estate	(392,386)	(545,223)	(265,682)
Improvement advances to tenants	(2,964)	(20,182)	(27,256)
Collection of advances from tenants for improvements	4,192	21,315	25,836
Return of investment in unconsolidated joint venture	—	—	20,500
Purchase of joint venture partners’ interests	—	(21,222)	(3,684)

Net cash used in investing activities	(519,909)	(647,751)	(537,427)

DIGITAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Cash flows from financing activities:
Borrowings on revolving credit facility	$574,563	$1,142,555	$612,472
Repayments on revolving credit facility	(506,732)	(1,296,610)	(463,980)
Borrowings on unsecured senior notes	25,000	58,000	—
Proceeds from mortgage loans	121,994	174,900	121,288
Principal payments on mortgage loans	(163,242)	(26,719)	(48,238)
Proceeds from 5.5% exchangeable senior debentures	266,400	—	—
Change in restricted cash	(421)	(188)	(869)
Payment of loan fees and costs	(12,377)	(5,423)	(5,536)
Capital distributions to noncontrolling interests in joint venture	—	(11,358)	—
Capital contributions received from noncontrolling interests in joint venture	17,231	17,598	2,056
Gross proceeds from the sale of common stock	83,750	220,915	158,545
Gross proceeds from the sale of preferred stock	—	334,650	175,000
Common stock offering costs paid	(891)	(9,304)	(8,098)
Preferred stock offering costs paid	—	(1,027)	(5,932)
Proceeds from exercise of stock options	6,325	3,976	1,236
Payment of dividends to preferred stockholders	(40,404)	(38,564)	(19,329)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(109,784)	(91,476)	(77,752)
Purchase of noncontrolling interests	(26,326)	—	—

Net cash provided by financing activities	235,086	471,925	440,863

Net (decrease) increase in cash and cash equivalents	(1,014)	41,982	9,091
Cash and cash equivalents at beginning of period	73,334	31,352	22,261

Cash and cash equivalents at end of period	$72,320	$73,334	$31,352

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$81,820	$72,339	$69,028
Cash paid for taxes	785	1,099	604
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$24,476	$(48,391)	$(129)
Accrual of dividends and distributions	37,004	26,092	22,345
(Decrease) Increase in accounts payable and other accrued liabilities and other assets, respectively, related to increase in fair value of interest rate swaps	(5,419)	(7,904)	1,872
Reclassification of owner’s equity to noncontrolling interest in the Operating Partnership	—	(22,491)	(8,316)
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	7,632	20,360	71,152
Non-cash allocation of investment in partnership to:
Land	17,632	2,093	6,732
Building	15,924	1,607	6,325
Accounts and other receivables	—	46	38
Other assets	—	10	—
Mortgage loans	(17,000)	(2,836)	(5,541)
Accounts payable and other accrued liabilities	—	—	(998)
Change to noncontrolling interest in consolidated joint venture	(16,556)	(920)	(6,556)
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	57,292	103,277	97,512

DIGITAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Allocation of purchase price of properties/investment in partnership to:
Investments in real estate	180,110	78,516	329,999
Accounts and other receivables	—	—	3,486
Other assets	2	—	952
Acquired above market leases	100	440	335
Acquired below market leases	(5,859)	(3,104)	(22,214)
Acquired in place lease value and deferred leasing costs	15,712	3,493	50,876
Mortgage loan assumed, net of discount	(51,985)	—	—
Accounts payable and other accrued liabilities	—	(38)	(2,146)
Security deposits and prepaid rents	(84)	(64)	(247)

Cash paid for acquisition of properties	$137,996	$79,243	$361,041

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we or the Company) is engaged in the business of owning, acquiring, developing, redeveloping and managing technology-related real estate. The Company is focused on providing Turn-Key Datacenter® and Powered Base Building® datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from information technology and Internet enterprises, to manufacturing and financial services. As of December 31, 2009, our portfolio consisted of 81 properties, excluding one property held as an investment in an unconsolidated joint venture, of which 68 are located throughout North America and 13 are located in Europe. Our properties are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Chicago, Dallas, Los Angeles, New York/New Jersey, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S. and the Amsterdam, Dublin, London and Paris markets in Europe. The portfolio consists of Internet gateway and corporate datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

The Operating Partnership was formed on July 21, 2004 in anticipation of our initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of December 31, 2009, we own a 93.4% common interest and a 100% preferred interest in the Operating Partnership. As general partner, we have control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace us as the general partner nor do they have participating rights, although they do have certain protective rights.

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

(b) Cash Equivalents

For the purpose of the consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of December 31, 2009 and 2008, cash equivalents consist of investments in money market instruments.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(d) Investment in Unconsolidated Joint Venture

The Company’s investment in unconsolidated joint venture is accounted for using the equity method, whereby the investment is increased for capital contributed and our share of the joint venture’s net income and decreased by distributions we receive and our share of any losses of the joint venture.

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

(f) Purchase Accounting for Acquisition of Investments in Real Estate

Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired from third parties. In accordance with current accounting guidance, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, value of tenant relationships and acquired ground leases, based in each case on their fair values. Loan premiums, in the case of above market rate loans, or loan discounts, in the case of below market loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

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

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition to the intangible value for above market leases and the intangible negative value for below market leases, there is intangible value related to having tenants leasing space in the purchased property, which is referred to as in-place lease value and tenant relationship value. Such value results primarily from the buyer of a leased property avoiding the costs associated with leasing the property and also avoiding rent losses and unreimbursed operating expenses during the lease up period. The estimated avoided costs and avoided revenue losses are calculated and this aggregate value is allocated between in-place lease value and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for our real estate because such value and its consequence to amortization expense is immaterial for these particular acquisitions. The value of in-place leases exclusive of the value of above-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

The fair value of intangible assets and liabilities acquired during the years ended December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Acquired in place lease value	$15,712	$3,493
Acquired above market lease value	100	440
Acquired below market lease value	(5,859)	(3,104)

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated future amortization of intangible assets and liabilities (assuming no early termination of leases acquired) at December 31, 2009 is as follows (in thousands):

	Acquired in place lease value	Acquired above market lease value	Acquired below market lease value
2010	$32,987	$5,365	$(13,229)
2011	26,331	4,215	(11,838)
2012	21,999	3,665	(8,225)
2013	21,255	3,582	(8,122)
2014	18,438	3,482	(7,157)
Thereafter	41,296	5,552	(20,740)

	$162,306	$25,861	$(69,311)

On January 1, 2009, we adopted new accounting guidance for the accounting for business combinations. The accounting guidance provides for recognizing and measuring assets acquired and liabilities assumed in an acquisition at fair value. This accounting guidance also requires that transaction costs in an acquisition be expensed as incurred. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption did not have a material impact on our consolidated financial statements for the year ended December 31, 2009. In April 2009, the FASB issued revised guidance for recognizing and measuring pre-acquisition contingencies in a business combination. Under the revised guidance, pre-acquisition contingencies are recognized at their acquisition-date fair value if a fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, a contingency (best estimate) is to be recognized if it is probable that an asset existed or liability had been incurred at the acquisition date and the amount can be reasonably estimated. The revised guidance does not prescribe specific accounting for subsequent measurement and accounting for contingencies. The revised guidance is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect the revised guidance will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

(g) Capitalization of costs

We capitalize direct and indirect costs related to construction and development, including property taxes, insurance and financing costs relating to space under development. Interest capitalized during the years ended December 31, 2009 and 2008 was $9.2 million and $18.4 million, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and successful leasing activities of $13.9 million and $10.6 million for the years ended December 31, 2009 and 2008, respectively.

(h) Deferred Leasing Costs

Deferred leasing commissions and other direct and indirect costs associated with the acquisition of tenants are capitalized and amortized on a straight line basis over the terms of the related leases.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(m) Share Based Compensation

We account for share based compensation using the fair value method of accounting. The estimated fair value of the stock options granted by us is being amortized on a straight-line basis over the vesting period of the stock options. The estimated fair value of the long-term incentive units and Class C Units (discussed in note 9) granted by us is being amortized on a straight-line basis over the expected service period.

For share based compensation awards with performance conditions, we estimate the fair value of the award for each of the possible performance condition outcomes and amortize the compensation cost based on management’s projected performance outcome. In the instance management’s projected performance outcome changes prior to the final measurement date, compensation cost is adjusted accordingly.

(n) Accounting for Derivative Instruments and Hedging Activities

We account for our derivative instruments and hedging activities in accordance with the accounting standard for derivative and hedging activities. The accounting standard requires us to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. See disclosures below related to our adoption of the accounting standard for fair value measurements and disclosures.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2009, 2008 and 2007, respectively, there were no ineffective portions to our interest rate swaps.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We actively manage our ratio of fixed-to-floating rate debt. To manage our fixed and floating rate debt in a cost-effective manner, we, from time to time, enter into interest rate swap agreements as cash flow hedges, under which we agree to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.

(o) Assets and Liabilities Measured at Fair Value

On January 1, 2008, we adopted new accounting guidance establishing a framework for measuring fair-value and expanding disclosures regarding fair-value measurements related to financial instruments. The guidance applies to reported balances that are required or permitted to be measured at fair-value under existing accounting pronouncements; accordingly, the guidance does not require any new fair-value measurements of reported balances. On January 1, 2009, we adopted this guidance for non-financial instruments subject to this pronouncement.

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

(p) Income Taxes

We have elected to be treated and believe that we have operated in a manner that has enabled us to qualify as a REIT for federal income tax purposes. As a REIT, we generally are not required to pay federal corporate income and excise taxes on our taxable income to the extent it is currently distributed to our stockholders.

However, qualification and taxation as a REIT depend upon our ability to meet the various qualification tests imposed under the Code, including tests related to annual operating results, asset composition, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that we have been organized or have operated or will continue to operate in a manner so as to qualify or remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

Even if we qualify for taxation as a REIT, we are taxed in certain states in which we operate. Our consolidated taxable REIT subsidiaries are subject to both federal and state income taxes to the extent there is

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taxable income. We are also taxed in non-U.S. countries where we operate that do not recognize U.S. REITs under their respective tax laws. Accordingly, we recognize and accrue income taxes for taxable REIT subsidiaries, certain states and non-U.S. jurisdictions, as appropriate.

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of December 31, 2009, we have no liabilities for uncertain tax positions. We classify interest and penalties on tax liabilities from significant uncertain tax positions as interest expense and operating expense, respectively, in our consolidated statements of operations. For the years ended December 31, 2009, 2008 and 2007, we had no such interest or penalties.

See Note 7 for further discussion on income taxes.

(q) Presentation of Transactional-based Taxes

We account for transactional-based taxes, such as value added tax, or VAT, for our international properties on a net basis.

(r) Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rent in the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts and other receivables.

Tenant reimbursements for real estate taxes, common area maintenance, and other recoverable costs are recognized in the period that the expenses are incurred. Lease termination fees, which are included in other income in the accompanying statements of operations, are recognized over the new remaining term of the lease, effective as of the date the lease modification is finalized, and assuming collection is probable.

A provision for loss is made if the collection of the receivable balances related to contractual rent, rent recorded on a straight-line basis, tenant reimbursements and lease termination fees are considered to be doubtful.

(s) Asset Retirement Obligations

We record accruals for estimated retirement obligations as required by current accounting guidance. The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. As of December 31, 2009 and 2008, the amount included in accounts payable and other accrued liabilities on our consolidated balance sheets was approximately $1.3 million and $1.5 million, respectively, and the equivalent asset is recorded at $1.2 million and $1.3 million, respectively, net of accumulated depreciation.

(t) Discontinued Operations

Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Current accounting guidance provides that the assets and liabilities of the component of the entity that has been classified as

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discontinued operations be presented separately in the entity’s balance sheet. The results of operations of the component of the entity that has been classified as discontinued operations are also reported as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria, as outlined in the current accounting guidance, are met. At such time, depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the estimated costs to sell the assets. The results of operations of assets held for sale are reported as discontinued operations. As of December 31, 2009 and 2008, no assets were held for sale. During 2007, we sold 100 Technology Center Drive and 4055 Valley View Lane and accounted for these properties as discontinued operations in the accompanying consolidated statements of operations.

(u) Management’s Estimates

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

(v) Other Newly Adopted Significant Accounting Policies

On January 1, 2009, we adopted new accounting guidance, which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The equity component of the convertible debt is included in the additional paid-in capital section of stockholders’ equity and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the debt security. The resulting debt discount will be accreted as additional interest expense over the non-cancellable term of the instrument. Retrospective application was required and has been reflected in all periods presented herein and was previously reported in a previous filing on Form 8-K in 2009.

Our 2006 Debentures were impacted by the new accounting guidance. Upon the original issuance of this debt instrument in 2006, the Company recorded the debentures as a liability in accordance with applicable accounting standards at that time. To adopt the new accounting guidance, effective January 1, 2009, the Company estimated the fair value, as of the date of issuance, of its exchangeable senior debentures as if the instrument was issued without the exchange option. The difference between the fair value and the principal amount of the debt instrument was $18.9 million. This amount was retrospectively recorded as a debt discount and as a component of equity as of the issuance date in August 2006. The discount is being amortized over the expected five-year life of the debentures resulting in non-cash increase to interest expense in historical and future periods.

On January 1, 2009, we adopted new accounting guidance which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a separate component of equity in the consolidated financial statements. The new guidance also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, it establishes a single method of

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. As a result of the issuance of the new guidance, if noncontrolling interests are determined to be redeemable, they are to be carried at their redemption value as of the balance sheet date and reported as temporary equity. The new guidance on noncontrolling interests was required to be applied prospectively after adoption, with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. As a result, we reclassified noncontrolling interests to permanent equity in the accompanying consolidated balance sheets for all periods presented. In subsequent periods, the Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

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

(w) Segment Information

All of our properties generate similar revenues and expenses related to tenant rent and reimbursements and operating expenses. The delivery of our products is consistent across all properties and although services are provided to a wide range of customers, the types of services provided to them are limited to a few core principles. As such, the properties in our portfolio have similar economic characteristics and the nature of the products, services provided to its customers and the method to distribute such services are consistent throughout the portfolio. Consequently, our properties qualify for aggregation into one reporting segment.

(x) Reclassifications

Certain reclassifications to prior year amounts have been made to conform to the current year presentation.

3. Investment in Real Estate

	As of December 31, 2009
Property Type	Land	Ground Lease	Building and Improvements(1)	Tenant Improvements	Accumulated Depreciation and Amortization	Net Investment in Properties
Internet Gateway Datacenters	$84,603	$—	$1,007,658	$81,981	$(188,880)	$985,362
Corporate Datacenters	245,753	1,290	1,786,799	176,575	(241,818)	1,968,599
Technology Manufacturing	24,811	1,477	70,166	5,938	(16,097)	86,295
Technology Office	25,431	—	58,156	7,968	(12,214)	79,341
Other	2,165	—	29,551	—	(512)	31,204

	$382,763	$2,767	$2,952,330	$272,462	$(459,521)	$3,150,801

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2008
Property Type	Land	Ground Lease	Building and Improvements(1)	Tenant Improvements	Accumulated Depreciation and Amortization	Net Investment in Properties
Internet Gateway Datacenters	$84,663	$—	$876,148	$78,525	$(130,737)	$908,599
Corporate Datacenters	186,388	1,256	1,429,808	163,387	(148,688)	1,632,151
Technology Manufacturing	24,401	1,477	67,670	5,938	(13,599)	85,887
Technology Office	18,701	—	51,183	7,968	(9,480)	68,372
Other	2,165	—	43,021	—	(456)	44,730

	$316,318	$2,733	$2,467,830	$255,818	$(302,960)	$2,739,739

(1)	Balances related to construction in progress, without the proportionate acquisition cost of land and property, the construction cost amounted to $82.4 million, or $113.3 million including construction accruals and other capitalized costs, and $164.9 million, or $244.5 million including construction accruals and other capitalized costs, as of December 31, 2009 and 2008, respectively. Including the proportionate acquisition cost of land and property, the amounts are $156.5 million, or $187.5 million including construction accruals and other capitalized costs, and $327.7 million, or $407.4 million including construction accruals and other capitalized costs, as of December 31, 2009 and 2008, respectively. These amounts, without the proportionate acquisition cost of land and property, included within building and improvements, are primarily related to construction on datacenters.

We made the following acquisitions of real estate properties during the years ended December 31, 2009 and 2008:

Location	Metropolitan Area	Date Acquired	Amount (in millions)
Loudoun Exchange II(1)	Northern Virginia	May 15, 2009	20.3
Digital Realty Trust Datacenter Park—Dallas(2)	Dallas	September 11, 2009	33.6
444 Toyama Drive	Silicon Valley	September 25, 2009	17.5
1350 Duane Avenue/3080 Raymond Street(3)	Silicon Valley	October 30, 2009	90.5
Nokes Boulevard / Beaumeade Circle(4)	Northern Virginia	December 17, 2009	63.3

Total Acquisitions—Year Ended December 31, 2009			$225.2

365 South Randolphville Road	New York	February 14, 2008	$20.2
701 & 717 Leonard Street(5)	Dallas	May 13, 2008	12.0
650 Randolph Road	New York	June 13, 2008	10.7
Manchester Technopark Plot C1, Birley Fields	Manchester	June 20, 2008	23.3
1201 Comstock Street(6)	Silicon Valley	June 30, 2008	1.9
7505 Mason King Court	Northern Virginia	November 20, 2008	10.5

Total Acquisitions—Year Ended December 31, 2008			$78.6

(1)	Represents vacant land which is not included in our operating property count.
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

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

venture and presented the member interests not owned by us of $16.6 million as noncontrolling interests in consolidated joint venture. For operating property count purposes, we consider this to be one property.

(3)	Includes the assumption of a $52.8 million loan.
(4)	A two-property data center portfolio consisting of four buildings located at 21561 and 21571 Beaumeade Circle in Ashburn, Virginia and 45901 and 45905 Nokes Boulevard in Sterling, Virginia, as well as certain vacant real property located at 21551 Beaumeade Circle in Ashburn, Virginia.
(5)	Acquisition of a parking garage adjacent to one of our properties in Dallas, Texas. The parking garage is not included in our property count.
(6)	Represents the amount to acquire a 50% interest in a joint venture that owns this above building. Since we control the joint venture, we have consolidated the joint venture in the accompanying consolidated financial statements. Upon consolidation, we included total assets of $3.8 million and noncontrolling interests of $1.9 million.

On January 22, 2010, we completed the acquisition of a three-property datacenter portfolio located in Massachusetts and Connecticut, which we refer to as the New England Portfolio. The purchase price was approximately $375.0 million and was funded with borrowings under our revolving credit facility. The New England Portfolio comprises a total of approximately 550,290 square feet.

We will account for this acquisition under current purchase accounting guidance, and will include the New England Portfolio’s results of operations in our consolidated financial statements beginning on January 22, 2010, the acquisition date. Under current purchase accounting guidance, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, value of tenant relationships and acquired ground leases, based in each case on their fair values. Given the recent date on which we acquired the New England Portfolio, we are unable to provide the acquisition date fair value of assets acquired. Accordingly, we are also unable to provide a qualitative description of the factors that make up identified intangible assets and liabilities to be recognized, if any, such as above-market and below-market lease values, in-place lease value and tenant relationship value. The presentation of supplemental pro forma financial information requires an assessment of pro forma adjustments to arrive at a fair presentation of the combined entity. Given the date we acquired the New England Portfolio, we have not yet completed our assessment of these pro forma adjustments. As such, we have not provided supplemental pro forma financial information required under current purchase accounting guidance as it is impracticable to do so.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Investment in Unconsolidated Joint Venture

As of December 31, 2009, the investment in unconsolidated joint venture consists of an effective 50% interest in a joint venture that owns a datacenter property in Seattle, Washington. Cash distributions from the joint venture are allocated pro rata among the partners based on the respective ownership interests. Following is the condensed balance sheet information for the joint venture as of December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Assets
Investments in real estate, net	$36,409	$38,824
Other assets	8,877	6,199

Total assets	$45,286	$45,023

Liabilities and Equity
Mortgage loans	$110,000	$110,000
Other liabilities	7,118	6,947
Our equity	(35,696)	(35,275)
Other equity	(36,136)	(36,649)

Total liabilities and equity	$45,286	$45,023

Our investment in unconsolidated joint venture included in our consolidated balance sheet exceeds our equity presented in the joint venture’s balance sheet since our purchase accounting adjustments are not pushed down to the joint venture. The difference between our investment in unconsolidated joint venture and the owners’ equity account in the joint venture is principally due to the purchase accounting adjustments of $42.1 million not pushed down to the joint venture.

Following is the condensed statement of operations information for the joint venture for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Statements of Operations:
Revenues	$28,841	$23,950	$20,396
Operating expenses	(8,700)	(8,124)	(7,039)

Net operating income	20,141	15,826	13,357
Interest and other income	11	142	418
Interest expense	(7,082)	(6,846)	(4,786)
Other expense	(76)	—	—
Loss from early extinguishment of debt	—	—	(4,346)
Depreciation and amortization	(6,301)	(5,405)	(3,802)

Net income	$6,693	$3,717	$841

Add: Historical depreciation and amortization	6,301	5,405	3,802
Net income before purchase accounting adjustments	$12,994	$9,122	$4,643
Company share of historical net income	6,497	4,561	2,275
Debt premium writeoff related to loss from early extinguishment of debt	—	—	1,544
Purchase accounting adjustments	(4,325)	(2,192)	(3,370)

Equity in earnings of unconsolidated joint venture	$2,172	$2,369	$449

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Debt

A summary of outstanding indebtedness as of December 31, 2009 and 2008 is as follows (in thousands):

Properties	Interest Rate at December 31, 2009		Maturity Date		Principal Outstanding December 31, 2009		Principal Outstanding December 31, 2008
Mortgage loans:
Secured Term Debt(1)(2)	5.65%		Nov. 11, 2014		$144,078		$146,486
350 East Cermak Road(2)	1-month LIBOR + 2.20	%(3)(7)	Jun. 9, 2009		—		96,573
3 Corporate Place(2)	6.72%		Aug. 1, 2011	(4)	80,000		80,000
200 Paul Avenue 1-4(2)	5.74%		Oct. 8, 2015		77,803		79,336
2045 & 2055 LaFayette Street(2)	5.93%		Feb. 6, 2017		67,271		68,000
Mundells Roundabout	3-month GBP LIBOR + 1.20	%(7)	Nov. 30, 2013		69,154	(9)	—
600 West Seventh Street	5.80%		Mar. 15, 2016		55,524		56,814
2323 Bryan Street(2)	6.04%		Nov. 6, 2009		—	(5)	55,048
34551 Ardenwood Boulevard 1-4(2)	5.95%		Nov. 11, 2016		54,945		55,000
1100 Space Park Drive(2)	5.89%		Dec. 11, 2016		54,944		55,000
1350 Duane Avenue/3080 Raymond Street	5.42%		Oct. 1, 2012		52,800		—
150 South First Street(2)	6.30%		Feb. 6, 2017		52,760		53,288
114 Rue Ambroise Croizat(6)	3-month EURIBOR + 1.35	%(7)	Jan. 18, 2012		45,067	(8)	44,564	(8)
Clonshaugh Industrial Estate II	3-month EURIBOR + 4.50%		Sep. 4, 2014		42,993	(8)	—
1500 Space Park Drive(2)	6.15%		Oct. 5, 2013		41,883		43,708
2334 Lundy Place(2)	5.96%		Nov. 11, 2016		39,960		40,000
Unit 9, Blanchardstown Corporate Park(6)	3-month EURIBOR + 1.35	%(7)	Jan. 18, 2012		38,746	(8)	38,315	(8)
Cressex 1(10)	5.68%		Oct. 16, 2014		29,486	(9)	—
6 Braham Street	3-month GBP LIBOR + 0.90	%(7)	Apr. 10, 2011		20,831	(9)	19,239	(9)
1201 Comstock Street	1-month LIBOR + 3.50	%(7)	Jun. 24, 2012	(4)	17,737		—
Datacenter Park—Dallas	5.00%		Sep. 15, 2010	(4)	17,000		—
Paul van Vlissingenstraat 16	3-month EURIBOR + 1.60	%(7)	Jul. 18, 2013		15,208	(8)	15,041	(8)
Chemin de l’Epinglier 2	3-month EURIBOR + 1.50	%(7)	Jul. 18, 2013		11,046	(8)	10,923	(8)
Gyroscoopweg 2E-2F(11)	3-month EURIBOR + 1.50	%(7)	Oct. 18, 2013		9,682	(8)	9,575	(8)
1125 Energy Park Drive	7.62	%(12)	Mar. 1, 2032		9,203		9,335
Manchester Technopark(10)	5.68%		Oct. 16, 2014		8,970	(9)	—
731 East Trade Street	8.22%		Jul. 1, 2020		5,315		5,520

					1,062,406		981,765
Revolving credit facility	Various	(12)	Aug. 31, 2010	(4)(13)	205,547	(14)	138,579	(14)
Unsecured senior notes—Series A	7.00%		Jul. 24, 2011		25,000		25,000
Unsecured senior notes—Series B	9.32%		Nov. 5, 2013		33,000		33,000
Unsecured senior notes—Series C	9.68%		Jan. 6, 2016		25,000		—
4.125% exchangeable senior debentures due 2026	4.125%		Aug. 15, 2026	(15)	172,500		172,500
5.50% exchangeable senior debentures due 2029	5.50%		Apr. 15, 2029	(16)	266,400		—
Mundells Roundabout construction loan	1-month GBP LIBOR + 1.75%		Nov. 30, 2013		—		42,374	(9)

Total principal outstanding					1,789,853		1,393,218
Unamortized discount on 4.125% exchangeable senior debentures due 2026					(6,666)		(10,599)
Unamortized premium—1125 Energy Park Drive, 731 East Trade Street, 1500 Space Park Drive and 1350 Duane Avenue/3080 Raymond Street mortgages					1,257		2,455

Total indebtedness					$1,784,444		$1,385,074

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.
(2)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.
(3)	This is the weighted average interest rate as of December 31, 2008. The first note, in a principal amount of $77.3 million, bears interest at a rate of 1-month LIBOR + 1.375% per annum and the second note, in a principal amount of $19.3 million, bears interest at a rate of 1-month LIBOR + 5.5% per annum. These notes were repaid in full in March 2009.
(4)	Two one-year extensions are available, which we may exercise if certain conditions are met except for 1201 Comstock Street, which has a one-year extension available.
(5)	This mortgage loan was repaid in full in August 2009.
(6)	These loans are also secured by a €4.0 million letter of credit. These loans are cross-collateralized by the two properties.
(7)	We have entered into interest rate swap or interest rate cap agreements as a cash flow hedge for interest generated by these US LIBOR, EURIBOR and GBP LIBOR based loans. See note 9 for further information.
(8)	Based on exchange rate of $1.43 to €1.00 as of December 31, 2009 and $1.40 to €1.00 as of December 31, 2008.
(9)	Based on exchange rate of $1.61 to £1.00 as of December 31, 2009 and $1.46 to £1.00 as of December 31, 2008.
(10)	These loans are also secured by a £7.8 million letter of credit. These loans are cross-collateralized by the two properties.
(11)	This loan is also secured by a €1.3 million letter of credit.
(12)	If the loan is not repaid by March 1, 2012, the interest rate increases to the greater of 9.62% or the then treasury rate plus 2%.
(13)	The interest rate under our revolving credit facility equals either (i) US LIBOR, EURIBOR and GBP LIBOR (ranging from 1- to 6-month maturities) plus a margin of between 1.10% and 2.00% or (ii) the greater of (x) the base rate announced by the lender and (y) 1/2 of 1% per annum above the federal funds rate, plus a margin of between 0.100%—1.000%. In each case, the margin is based on our total leverage ratio. We incur a fee ranging from 0.125% to 0.20% for the unused portion of our unsecured revolving credit facility.
(14)	Balances as of December 31, 2009 and 2008 are as follows (balances, in thousands):

Denomination of Draw	Balance as of December 31, 2009		Weighted-average interest rate	Balance as of December 31, 2008		Weighted- average interest rate
US ($)	$195,500		1.34%	$92,000		1.79%
Euro (€)	10,047	(a)	1.58%	8,701	(a)	4.05%
British Sterling (£)	—		—	37,878	(b)	3.55%

Total	$205,547		1.35%	$138,579		2.41%

(a)	Based on exchange rate of $1.43 to €1.00 as of December 31, 2009 and $1.40 to €1.00 as of December 31, 2008.
(b)	Based on exchange rate of $1.61 to £1.00 as of December 31, 2009 and $1.46 to £1.00 as of December 31, 2008.
(15)

The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest on each of August 15, 2011, August 15, 2016 and August 15, 2021. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on August 18, 2011.

(16)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of April 15, 2014, April 15, 2019 and April 15, 2024. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on April 18, 2014.

Net loss from early extinguishment of debt related to prepayment costs and unamortized deferred financing costs written off when we prepaid the related loans or terminated the related loan facility. In 2008, we terminated the construction facility related to 3 Corporate Place.

As of December 31, 2009, principal payments due for our borrowings are as follows (in thousands):

2010	$236,875
2011	312,766
2012	163,770
2013	183,619
2014	487,247
Thereafter	405,576

Total	$1,789,853

As of December 31, 2009, our revolving credit facility had a total capacity of $750.0 million and matures in August 2010, subject to two one-year extension options exercisable by us. The bank group is obligated to grant extension options provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility. As of December 31, 2009, borrowings under the revolving credit facility bore interest at a blended rate of 1.34% (US Dollar), and 1.58% (Euro), which are based on 1-month US LIBOR and 1-month EURIBOR, respectively, plus a margin of 1.10%. The margin can range from 1.10% to 2.00%, depending on our Operating Partnership’s total overall leverage. The revolving credit facility has a $515.0 million sub-facility for multicurrency advances in British Pound, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes. As of December 31, 2009, approximately $205.5 million was drawn under this facility, and $22.6 million of letters of credit were issued.

The credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios as well as a pool of unencumbered assets. In addition, except to enable us to maintain our status as a REIT for federal income tax purposes, we are not permitted during any four consecutive fiscal quarters to make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined, for such period, subject to certain other adjustments. As of December 31, 2009, we were in compliance with all of such covenants.

Some of our mortgage loans are subject to prepayment lock-out periods. The terms of the following mortgage loans contain prepayment lock-out periods through the dates listed below:

Loan	Date
200 Paul Avenue 1-4	November 2010
1125 Energy Park Drive	December 2011

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The holders of the 2006 Debentures have the right to require the Operating Partnership to repurchase the 2006 Debentures in cash in whole or in part on each of August 15, 2011, August 15, 2016 and August 15, 2021, and in the event of a designated event, for a repurchase price equal to 100% of the principal amount of the 2006 Debentures plus unpaid interest, if any, accrued to, but excluding, the repurchase date. Designated events include certain merger or combination transactions, non-affiliates becoming the beneficial owner of more than 50% of the total voting power of our capital stock, a substantial turnover of our company’s directors within a 12- month period and our ceasing to be the general partner of the Operating Partnership. Certain events are considered “Events of Default,” which may result in the accelerated maturity of the 2006 Debentures, including a default for 30 days in payment of any installment of interest under the 2006 Debentures, a default in the payment of the principal amount or any repurchase price or redemption price due with respect to the 2006 Debentures and the Operating Partnership’s failure to deliver cash or any shares of our common stock within 15 days after the due date upon an exchange of the 2006 Debentures, together with any cash due in lieu of fractional shares of our common stock.

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

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table provides additional information about the 2006 Debentures as of the date presented pursuant to requirements under new accounting guidance on convertible debt instruments that requires the principal amount to be settled in cash upon conversion:

	4.125% Exchangeable Senior Debentures due 2026
($ and shares in thousands, except exchange price)	December 31, 2009	December 31, 2008
Carrying amount of the equity component	$18,280	$18,280
Principal amount of the liability component	$172,500	$172,500
Unamortized discount of the liability component	$6,666	$10,599
Net carrying amount of the liability component	$165,834	$161,901
Remaining amortization period of discount	19 months	(a	)
Exchange price	$32.22	(a	)
Number of shares to be issued upon exchange(b)	1,923	(a	)
The amount by which the if-exchanged value exceeds the principal amount(b)	$96,693	(a	)
Effective interest rate on liability component	6.75%	(a	)
Non-cash interest cost recognized for the year ended	$3,933	(a	)
Coupon rate interest cost recognized for the year ended	$7,116	(a	)

(a)	Data not required by new accounting guidance on convertible debt instruments that requires the principal amount to be settled in cash upon conversion.
(b)	In accordance with new accounting guidance on convertible debt instruments that requires the principal amount to be settled in cash upon conversion, we are required to disclose the exchange price and the number of shares on which the aggregate consideration to be delivered upon exchange is determined (principal plus excess value). Our exchangeable senior debentures require the entire principal amount to be settled in cash, and at our option, any excess value above the principal amount may be settled in cash or common shares. Based on the December 31, 2009 closing share price of our common shares and the conversion price in the table above, the excess value was approximately $96.7 million; accordingly, approximately 1.9 million common shares would be issued if these Debentures were settled on this date and we elected to settle the excess value in shares of our common stock.

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

We have entered into a registration rights agreement whereby we must register the shares of common stock which could be issued in the future upon exchange of the 2009 Debentures. We filed the shelf registration statement with the U.S. Securities and Exchange Commission in December 2009.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income per Share

The following is a summary of the elements used in calculating basic and diluted income per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2009	2008	2007
Income from continuing operations	$91,234	$67,918	$22,546
Income from continuing operations attributable to noncontrolling interests	(3,572)	(2,664)	(489)
Preferred stock dividends	(40,404)	(38,564)	(19,330)

Income from continuing operations available to common stockholders	47,258	26,690	2,727
Income from discontinued operations	—	—	19,444
Discontinued operations attributable to noncontrolling interests	—	—	(3,264)
Net income available to common stockholders	$47,258	$26,690	$18,907

Weighted average shares outstanding—basic	75,950,370	68,829,267	60,527,625

Potentially dilutive common shares:
Stock options	138,944	219,993	317,354
Class C Units (2005 Grant)	—	673,192	903,482
Excess exchange value of 2006 Debentures	931,576	713,308	824,476

Weighted average shares outstanding—diluted	77,020,890	70,435,760	62,572,937

Income per share—basic:
Income per share from continuing operations available to common stockholders	$0.62	$0.39	$0.04
Income per share from discontinued operations	—	—	$0.27

Net income per share available to common stockholders	$0.62	$0.39	$0.31

Income per share—diluted:
Income per share from continuing operations available to common stockholders	$0.61	$0.38	$0.04
Income per share from discontinued operations	—	—	0.26

Net income per share available to common stockholders	$0.61	$0.38	$0.30

On or after July 15, 2026, the 2006 Debentures may be exchanged at the then applicable exchange rate for cash (up to the principal amount of the Debentures) and, with respect to any excess exchange value, into cash, shares of our common stock or a combination of cash and shares of our common stock at an initial exchange rate of 30.6828 shares per $1,000 principal amount of 2006 Debentures. The 2006 Debentures are also exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events. For the year ended December 31, 2009, the weighted average common stock price exceeded the current strike price of $32.22 per share and for the years ended December 31, 2008 and 2007, the weighted average common stock price exceeded the strike price of $32.59 per share. Therefore, using the treasury method, 931,576 and 713,308 and 824,476 shares of common stock contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common shares in determining diluted earnings per share for the years ended December 31, 2009, 2008 and 2007, respectively.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Year Ended December 31,
	2009	2008	2007
Weighted average of common Operating Partnership units not owned by us	5,764,856	6,330,996	8,226,399
Potentially dilutive outstanding stock options	389,016	554,294	616,168
Potentially dilutive 2009 Debentures	4,345,228	—	—
Potentially dilutive outstanding Class C Units (2007 Grant)	685,036	750,724	750,724
Potentially dilutive Series C Cumulative Convertible Preferred Stock	3,617,214	3,614,800	3,614,800
Potentially dilutive Series D Cumulative Convertible Preferred Stock	8,215,220	7,429,882	—

	23,016,570	18,680,696	13,208,091

7. Income Taxes

We have elected to be taxed as a REIT and believe that we have complied with the REIT requirements of the Code. As a REIT, we are generally not subject to corporate level federal income and excise taxes on taxable income to the extent it is currently distributed to our stockholders. Since inception, we have distributed 100% of our taxable income including tax year ended December 31, 2009. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the years ended December 31, 2009, 2008 and 2007.

As a REIT, we are subject to local and state taxes in certain states where we operate. We are also subject to foreign income taxes in countries that do not recognize U.S. REITs under their respective tax laws. Income taxes for these jurisdictions are accrued, as necessary, for the years ended December 31, 2009, 2008 and 2007.

We have elected taxable REIT subsidiary (TRS) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs and hold assets that we cannot hold directly. Income taxes for TRS entities are accrued, as necessary, for the year ended December 31, 2009 and 2008. No tax provision is provided for the year ended December 31, 2007 due to taxable losses incurred.

8. Stockholders Equity

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

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Holders of shares of series C preferred stock may convert some or all of their outstanding shares of series C preferred stock initially at a conversion rate of 0.5164 shares of common stock per $25.00 liquidation preference. Effective December 11, 2009, the conversion rate has been adjusted to 0.5225 shares of common stock per $25.00 liquidation preference as a result of the aggregate dividends in excess of the reference dividend that we declared and paid on our common beginning with the quarter ended June 30, 2007 and through the quarter ended December 31, 2009. Except as otherwise provided, shares of our series C preferred stock will be convertible only into shares of our common stock. On or after April 10, 2012, we may, at our option, convert some or all of our series C preferred stock into that number of shares of common stock that are issuable at the then-applicable conversion rate. We may exercise this conversion option only if (1) the closing sale price per share of our common stock equals or exceeds 130% of the then-applicable conversion price of our series C preferred stock for

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at least 20 trading days in a period of 30 consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option; and (2) on or prior to the effective date of our conversion option, we have either declared and paid, or declared and set apart for payment, any unpaid dividends that are in arrears on our series C preferred stock. The conversion rate on the series C preferred stock is subject to adjustment, including, but not limited to, for certain dividends on our common stock in excess of $0.28625 per share per quarter, subject to adjustment. If holders of shares of the series C preferred stock elect to convert their shares of the series C preferred stock in connection with a fundamental change that occurs on or prior to April 10, 2014, we will increase the conversion rate for shares of the series C preferred stock surrendered for conversion by a number of additional shares determined based on the stock price at the time of such fundamental change and the effective date of such fundamental change. The aggregate number of shares of our common stock issuable in connection with the exercise of the fundamental change conversion right may not exceed 7.3 million shares.

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

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by us. The following table shows the ownership interest in the Operating Partnership as of December 31, 2009 and December 31, 2008:

	December 31, 2009		December 31, 2008
	Number of units	Percentage of total	Number of units	Percentage of total
The Company	76,812,783	93.4%	73,306,703	92.6%
Noncontrolling interests consist of:
Common units held by third-parties	4,360,549	5.3	4,530,549	5.7
Incentive units held by employees and directors (see note 9)	1,058,548	1.3	1,288,581	1.7

	82,231,880	100.0%	79,125,833	100.0%

Limited partners have the right to require the Operating Partnership to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of our common stock at the time of redemption. Alternatively, we may elect to acquire those common units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to authoritative accounting guidance, we evaluated whether we control the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of the noncontrolling Operating Partnership common and incentive units. Based on the results of this analysis, we concluded that the common and incentive Operating Partnership units met the criteria to be classified within equity. As a result, as of December 31, 2008, we have reclassified the noncontrolling Operating Partnership common and incentive units totaling approximately $65.9 million from the mezzanine section to equity section of our consolidated balance sheet.

The redemption value of the noncontrolling Operating Partnership common and the vested incentive units was approximately $249.5 million and $181.9 million based on the closing market price of the Company’s common stock on December 31, 2009 and 2008, respectively.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows activity for the noncontrolling interests in the Operating Partnership for the years ended December 31, 2009, 2008 and 2007:

	Common Units	Incentive Units	Total
As of December 31, 2006	12,025,322	1,630,142	13,655,464
Distributions of GI Partners’ founder common units to its investors who redeemed units for our common stock(1)	(6,160,641)	—	(6,160,641)
Redemption of common units for shares of our common stock(1)	(265,776)	—	(265,776)
Distributions of GI Partners’ founder common units to its investors who are employees of the Company	(308,835)	308,835	—
Redemption of common units for shares of our common stock by an employee of the Company(1)	—	(6,002)	(6,002)
Conversion of incentive units held by employees and directors for shares of our common stock(1)	—	(609,635)	(609,635)
Grant of incentive units to employees and directors	—	62,384	62,384

As of December 31, 2007	5,290,070	1,385,724	6,675,794
Redemption of common units for shares of our common stock (1)	(760,128)	—	(760,128)
Redemption of common units for shares of our common stock by employees of the Company(1)	—	(302,226)	(302,226)
Conversion of incentive units held by employees and directors for shares of our common stock(1)	—	(762,803)	(762,803)
Transfer of common units to a third party by an employee of the Company(1)	607	(607)	—
Vesting of 2005 OPP Grant	—	781,395	781,395
Grant of incentive units to employees and directors	—	187,098	187,098

As of December 31, 2008	4,530,549	1,288,581	5,819,130
Redemption of common units for shares of our common stock(1)	(170,000)	—	(170,000)
Conversion of incentive units held by employees and directors for shares of our common stock(1)	—	(480,511)	(480,511)
Cancellation of incentive units held by employees and directors	—	(20,252)	(20,252)
Grant of incentive units to employees and directors	—	270,730	270,730

As of December 31, 2009	4,360,549	1,058,548	5,419,097

(1)	This redemption was recorded as a reduction to noncontrolling interests in Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying consolidated balance sheet.

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

(d) Noncontrolling Interests in Consolidated Joint Ventures

In September 2009, we acquired the remaining noncontrolling ownership interest in 1525 Comstock Street from our former joint venture partner for approximately $26.4 million.

In December 2008, we acquired the remaining noncontrolling ownership interest in 1500 Space Park Drive and 1201 Comstock Street from our former joint venture partner for approximately $20.6 million.

(e) Dividends and Distributions

We have declared the following dividends on our common and preferred stock and equivalent distributions on common units in our Operating Partnership for the years ended December 31, 2009, 2008 and 2007 (in thousands):

Date dividend and distribution declared	Dividend and distribution payable date	Series A Preferred Stock(1)	Series B Preferred Stock(2)	Series C Preferred Stock(3)	Series D Preferred Stock(4)	Common Stock and Operating Partnership Common Units
February 15, 2007	April 2, 2007	2,199	1,246	—	—	19,442	(5)
May 2, 2007	July 2, 2007	2,199	1,246	1,722	—	19,458	(5)
August 1, 2007	October 1, 2007	2,199	1,246	1,914	—	19,465	(5)
November 1, 2007	December 31, 2007 for Series A, B and C Preferred Stock; January 14, 2008 for Common Stock and Operating Partnership Common Units	2,199	1,246	1,914	—	22,345	(6)

Total—2007		$8,796	$4,984	$5,550	$—	$80,710

February 25, 2008	March 31, 2008	2,199	1,246	1,914	2,899	22,418	(6)
May 5, 2008	June 30, 2008	2,199	1,246	1,914	4,744	22,444	(6)
August 4, 2008	September 30, 2008	2,199	1,246	1,914	4,744	24,258	(6)
November 4, 2008	December 31, 2008 for Series A, B, C and D Preferred Stock; January 7, 2009 for Common Stock and Operating Partnership Common Units	2,199	1,246	1,914	4,744	26,102	(7)

Total—2008		$8,796	$4,984	$7,656	$17,131	$95,222

February 24, 2009	March 31, 2009	2,199	1,246	1,914	4,742	27,053	(7)
April 28, 2009	June 30, 2009	2,199	1,246	1,914	4,742	27,064	(7)
July 28, 2009	September 30, 2009	2,199	1,246	1,914	4,742	29,575	(8)
October 27, 2009	December 31, 2009 for Series A, B, C and D Preferred Stock; January 15, 2010 for Common Stock and Operating Partnership Common Units	2,199	1,246	1,914	4,742	37,004	(9)

Total—2009		$8,796	$4,984	$7,656	$18,968	$120,696

(1)	$2.125 annual rate of dividend per share.
(2)	$1.969 annual rate of dividend per share.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	$1.094 annual rate of dividend per share.
(4)	$1.375 annual rate of dividend per share.
(5)	$1.145 annual rate of dividend and distribution per share and unit.
(6)	$1.240 annual rate of dividend and distribution per share and unit.
(7)	$1.320 annual rate of dividend and distribution per share and unit.
(8)	$1.440 annual rate of dividend and distribution per share and unit.
(9)	$1.800 annual rate of dividend and distribution per share and unit.

The tax treatment of distributions on common stock for 2009 is as follows: 100% ordinary income and 0% return of capital. The tax treatment of distributions on common stock for 2008 is as follows: 100% ordinary income and 0% return of capital. The tax treatment of distributions on common stock for 2007 is as follows: approximately 78% ordinary income and 22% return of capital. All distributions paid on our preferred stock in 2009, 2008 and 2007 were classified as ordinary income for income tax purposes. Distributions out of our current or accumulated earnings and profits are generally classified as ordinary income whereas distributions in excess of our current and accumulated earnings and profits, to the extent of a stockholder’s adjusted tax basis in our stock, are generally classified as a return of capital. Distributions in excess of a stockholder’s adjusted tax basis in our stock are generally characterized as capital gain. Cash provided by operating activities has been sufficient to fund all distributions.

9. Incentive Plan

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

As of December 31, 2009, 4,070,534 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Amended and Restated 2004 Incentive Award Plan. Each long-term incentive and Class C Unit issued under the Amended and Restated 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the Amended and Restated 2004 Incentive Award Plan and the individual award limit discussed above.

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

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2009 and 2008, certain employees were granted an aggregate of 148,310 and 95,652 long-term incentive units, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of units ultimately granted to the employee. The performance condition is based upon our achievement of the respective fiscal years’ Funds From Operations per share targets. Upon evaluating the results of the performance condition, the final number of units is determined and such units vest based on achievement of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the original grant date and 30% vesting on each of the third and fourth anniversaries of the original grant date provided the grantee continues employment on each anniversary date. Based on our 2008 and 2009 FFO per diluted share and unit, as adjusted by our compensation committee, all of the 2008 and 2009 long-term incentive units satisfied the performance condition. The grant date fair values, which equal the market price of our common stock, are being expensed on a straight-line basis over the vesting period of the long-term incentive units, which ranges from four to five years.

The expense recorded for the years ended December 31, 2009, 2008 and 2007 related to long-term incentive units was approximately $4.5 million, $2.7 million and $0.9 million, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.6 million, $0.4 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $9.3 million and $7.8 million as of December 31, 2009 and 2008, respectively. We expect to recognize this unearned compensation over the next 2.7 years on a weighted average basis.

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

Except in the event of a change in control of our company, 60% of the Class C Units that satisfy the applicable market condition will vest at the end of the three year period subsequent to grant and an additional 1/60th of such Class C Units will vest on the date of each monthly anniversary thereafter, provided that the employee’s service has not terminated prior to the applicable vesting date. As of December 31, 2009, the market condition with respect to the first measurement date was not achieved.

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

On September 30, 2008 we accelerated the vesting of all Class C Units related to the 2005 Grant. The grant date fair value of these awards was approximately $4.0 million, with the remaining $2.2 million recognized as compensation expense during the year ended December 31, 2008. We recognized compensation expense related to these Class C Units of $2.2 million and $0.8 million for the years ended December 31, 2008 and 2007, respectively.

As of December 31, 2009 and 2008, approximately 685,000 and 751,000 Class C Units related to the 2007 Grant had been awarded to our executive officers and other employees, respectively. The fair value of the 2007 Grant was measured on the grant date using a Monte Carlo simulation to estimate the probability of the multiple market conditions being satisfied. The Monte Carlo simulation uses a statistical formula underlying the Black-Scholes and binomial formulas, and such simulation was run approximately 100,000 times. For each simulation, the value of the payoff was calculated at the settlement date and was then discounted to the grant date at a risk-free interest rate. The expected value of the Class C units on the grant date was determined by multiplying the average of the values over all simulations by the number of outstanding shares of common stock and Operating Partnership units. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. Other significant assumptions used in the valuation included an expected term of 36 months, expected stock price volatility of 23%, a risk-free interest rate of 4.6%, and a dividend growth rate of 5.0 percent. The fixed award limit under the plan is $17 million for the first market condition and $40 million for the second market condition, and there were 69.2 million shares of common stock and Operating Partnership units outstanding as of the 2007 grant date. The grant date fair value of these awards of approximately $11.8 million will be recognized as compensation expense on a straight line basis over the expected service period of five years. The unearned compensation as of December 31, 2009 and 2008 was $5.0 million and $7.8 million, respectively. As of December 31, 2009 and 2008, none of the above awards had vested. We recognized compensation expense related to these Class C Units of $1.6 million, $2.0 million and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $0.2 million, $0.4 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(c) Stock Options

The fair value of each option granted under the 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the weighted-average assumptions listed below for grants in 2007. There were no stock options granted in 2008 and 2009. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. The expense recorded for the years ended December 31, 2009, 2008 and 2007, respectively was approximately $0.9 million, $1.1 million and $0.9 million, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Unearned compensation representing the unvested portion of the stock options totaled $2.5 million and $3.6 million for the years ended December 31, 2009 and 2008, respectively. We expect to recognize this unearned compensation over the next 2.1 years on a weighted average basis.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options granted during the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Dividend yield	—	—	2.76%
Expected life of option	—	—	80 months
Risk-free interest rate	—	—	4.65%
Expected stock price volatility	—	—	22.82%

Weighted-average fair value of options granted during the period	—	—	$9.70

The following table summarizes the 2004 Incentive Award Plan’s stock option activity for the year ended December 31, 2009:

	Year ended December 31, 2009
	Shares	Weighted average exercise price
Options outstanding, beginning of period	929,011	$29.70
Exercised	(249,167)	25.38
Cancelled / Forfeited	(59,568)	38.05

Options outstanding, end of period	620,276	$30.63

Exercisable, end of period	371,686	$25.15

We issued new common shares for the common stock options exercised during the years ended December 31, 2009, 2008 and 2007. The intrinsic value of options exercised in the years ended December 31, 2009, 2008 and 2007 was approximately $4.6 million, $4.5 million and $2.0 million, respectively.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2009:

Options outstanding					Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate Intrinsic Value	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate Intrinsic Value
$12.00-13.02	182,369	4.83	$12.01	$6,979,810	182,369	4.83	$12.01	$6,979,810
$20.37-28.09	45,558	6.01	23.81	1,206,140	22,720	5.98	$23.64	605,267
$33.18-41.73	392,349	7.24	40.08	4,002,525	166,597	7.22	39.74	1,755,560

	620,276	6.44	$30.63	$12,188,475	371,686	5.97	$25.15	$9,340,637

(d) Restricted Stock

During the years ended December 31, 2009 and 2008, certain employees were granted an aggregate of 53,651 and 39,939 shares of restricted stock, respectively. The grant date fair values, which equal the market price of our common stock, are being expensed on a straight-line basis over the vesting period of the restricted stock, which is four years. During the years ended December 31, 2009 and 2008, certain employees were granted an aggregate of

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

53,909 and 34,822 shares of restricted stock which, in addition to a service condition, are subject to a performance condition that impacts the number of shares ultimately granted to the employee. The performance condition is based upon our achievement of the respective year’s FFO per share targets. Upon evaluating the results of the performance condition, the final number of shares is determined and such shares vest based on achievement of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the original grant date and 30% vesting on each of the third and fourth anniversaries of the original grant date provided the grantee continues employment on each anniversary date. Based on our 2008 and 2009 FFO per diluted share and unit, as adjusted by our compensation committee, all of the 2008 and 2009 restricted stock satisfied the performance condition.

The expense recorded for the years ended December 31, 2009 and 2008 related to grants of restricted stock was approximately $1.0 million and $0.5 million, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.7 million and $0.3 million for the years ended December 31, 2009 and 2008, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $3.3 million and $2.2 million as of December 31, 2009 and 2008, respectively. We expect to recognize this unearned compensation over the next 2.8 years on a weighted average basis.

(e) 401(k) Plan

We have a 401(k) plan whereby our employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The 401(k) Plan complies with Internal Revenue Service requirements as a 401(k) Safe Harbor Plan whereby discretionary contributions made by us are 100% vested. The aggregate cost of our contributions to the 401(k) Plan was approximately $0.8 million, $0.7 million, and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

10. Fair Value of Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

Current accounting guidance requires the Company to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value. The Company’s disclosures of estimated fair value of financial instruments at December 31, 2009 and 2008, respectively, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. As described in note 11, the interest rate cap and interest rate swaps are recorded at fair value.

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

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009 and 2008, the aggregate estimated fair value and carrying value of our revolving credit facility, mortgage loans, unsecured senior notes and exchangeable senior debentures were as follows (in thousands):

	As of December 31, 2009		As of December 31, 2008
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Revolving credit facility(1)	$205,547	$205,547	$138,579	$138,579
Unsecured senior notes(2)	94,470	83,000	58,801	58,000
Mortgage loans(2)	1,054,293	1,063,663	918,040	1,026,594
Exchangeable senior debentures(2)(3)	624,618	432,234	181,861	161,901

	$1,978,928	$1,784,444	$1,297,281	$1,385,074

(1)	The carrying value of our revolving credit facility approximates estimated fair value, due to the short-term nature of this instrument along with the variability of interest rates.
(2)	Valuations for our unsecured senior notes and mortgage loans are determined based on the expected future payments discounted at risk-adjusted rates. Exchangeable senior debentures are valued based on quoted market prices.
(3)	The carrying values are net of discount of $6,666 and $10,599 as of December 31, 2009 and December 31, 2008, respectively. The discount relates to our 2006 Debentures, which is accounted for pursuant to new accounting guidance on convertible debt instruments that requires the principal amount to be settled in cash upon conversion.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Interest rate caps are viewed as a series of call options or caplets which exist for each period the cap agreement is in existence. As each caplet expires, the related cost of the expired caplet is amortized to interest expense with the remaining caplets carried at fair value. The value of interest rate caps is primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of interest rate caps. As the remaining life of an interest rate cap decreases, the value of the instrument will generally decrease towards zero. The purchase price of an interest rate cap is amortized to interest expense over the contractual life of the instrument. For interest rate caps that are designated as cash flow hedges under accounting guidance as it relates to derivative instruments, the change in the fair value of an effective interest rate cap is recorded to accumulated other comprehensive income in equity. Amounts we are entitled to under interest rate caps, if any, are recognized on an accrual basis, and are recorded to as a reduction against interest expense in the accompanying consolidated statements of operations.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The fair value of these derivatives was ($7.5) million and ($5.8) million at December 31, 2009 and 2008, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2009 and 2008, respectively, there were no ineffective portions to our interest rate swaps.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our debt. As of December 31, 2009, we estimate that an additional $6.2 million will be reclassified as an increase to interest expense during the twelve months ending December 31, 2010, when the hedged forecasted transactions impact earnings.

As of December 31, 2009 and 2008, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Notional Amount		Type of Derivative	Strike Rate	Effective Date	Expiration Date	Fair Value at Significant Other Observable Inputs (Level 2)
As of December 31, 2009	As of December 31, 2008					As of December 31, 2009	As of December 31, 2008
$20,831(1)	$19,239(1)	Swap	4.944	Jul. 10, 2006	Apr. 10, 2011	$(952)	$(986)
69,154(1)	— (1)	Swap	2.980	April 6, 2009	Nov. 30, 2013	(299)	—
15,208(2)	15,041(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013	(889)	(559)
11,003(2)	10,881(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013	(675)	(442)
9,682(2)	9,575(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013	(579)	(365)
45,067(2)	44,564(2)	Swap	3.776	Dec. 5, 2006	Jan. 18, 2012	(1,887)	(1,131)
38,746(2)	38,315(2)	Swap	4.000	Dec. 20, 2006	Jan. 18, 2012	(1,794)	(1,207)
—	96,458	Swap	3.167	Oct. 15, 2008	June 15, 2009	—	(1,116)
42,993	—	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014	(453)	—
17,737	—	Cap	4.000	June 24, 2009	June 25, 2012	70	—

$270,421	$234,073					$(7,458)	$(5,806)

(1)	Translation to U.S. dollars is based on exchange rate of $1.61 to £1.00 as of December 31, 2009 and $1.46 to £1.00 as of December 31, 2008.
(2)	Translation to U.S. dollars is based on exchange rate of $1.43 to €1.00 as of December 31, 2009 and $1.40 to €1.00 as of December 31, 2008.

We do not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2009.

12. Tenant Leases

The future minimum lease payments to be received (excluding operating expense reimbursements) by us as of December 31, 2009, under non-cancelable operating leases are as follows (in thousands):

2010	$509,506
2011	493,388
2012	488,669
2013	471,435
2014	416,803
Thereafter	1,499,833

Total	$3,879,634

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the above amounts are minimum lease payments to be received from The tel(x) Group, Inc., or tel(x), a related party further discussed in note 13. The future minimum lease payments to be received (excluding operating expense reimbursements) by us from tel(x) as of December 31, 2009, under non-cancelable operating leases are as follows (in thousands):

2010	$16,682
2011	17,448
2012	17,955
2013	18,477
2014	19,015
Thereafter	269,940

Total	$359,517

Operating revenues from properties outside the United States were $82.2 million, $52.2 million and $34.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. For the years ended December 31, 2009, 2008, and 2007 no single foreign country comprised more than 10% of total revenues.

For the years ended December 31, 2009, 2008 and 2007, revenues recognized from Savvis Communications comprised approximately 9.6%, 11.0%, and 11.6% of total revenues, respectively. Other than noted here, for the years ended December 31, 2009, 2008, and 2007 no single tenant comprised more than 10% of total revenues.

13. Related Party Transactions

In December 2006, we entered into ten leases with tel(x), pursuant to which tel(x) provides enhanced meet-me-room services to our customers. tel(x) was acquired by GI Partners Fund II, LLP in November 2006. Richard Magnuson, our Chairman, is also the chief executive officer of the advisor to GI Partners Fund II, LLP. Our consolidated statements of operations include rental revenues of approximately $20.6 million, $16.1 million and $13.9 million from tel(x) for the years ended December 31, 2009, 2008 and 2007, respectively. In connection with the lease agreements, we entered into an operating agreement with tel(x), effective as of December 1, 2006, with respect to joint sales and marketing efforts, designation of representatives to manage the national relationship between us and tel(x) and future meet-me-room facilities. Under the operating agreement, tel(x) has a sixty-day option to enter into a meet-me-room lease for certain future meet-me-room buildings acquired by us or any buildings currently owned by us that are converted into a meet-me-room building. As of December 31, 2009, tel(x) leases 126,130 square feet from us under 26 lease agreements.

We also entered into a referral agreement with tel(x), effective as of December 1, 2006, with respect to referral fees arising out of potential future lease agreements for rentable space in buildings covered by the meet-me-room lease agreements. Referral fees earned during the years ended December 31, 2009, 2008 and 2007 amounted to approximately $1.5 million, $0.8 million and $0.1 million, respectively. Additionally, we had the right to purchase approximately 10% of tel(x) preferred stock. The purchase price would have been calculated as GI Partners Fund II, LLP’s initial cost plus a 12% per annum return. We had the right to purchase, at market, a pro-rata share of any follow on tel(x) equity transactions to prevent dilution to our option to acquire approximately 10%. The option to purchase the preferred stock expired in October 2008 and we did not exercise the option.

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Rental expense for these leases was approximately $7.9 million, $7.9 million, and $5.9 million for the years ended December 31, 2009, 2008 and 2007 respectively.

The minimum commitment under these leases, excluding the fully prepaid ground lease, as of December 31, 2009 was as follows (in thousands):

2010	$7,313
2011	7,019
2012	6,548
2013	6,033
2014	4,264
Thereafter	34,267

$65,444

(b) Contingent liabilities

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 192,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2012. We made payments of approximately $41,000, $41,000 and $17,000 to the seller during the years ended December 31, 2009, 2008 and 2007, respectively. We have recorded approximately $2.1 million for this contingent liability on our balance sheet at December 31, 2009.

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other accrued liabilities include $1.3 million and $1.4 million for this liability as of December 31, 2009 and December 31, 2008, respectively. During the years ended December 31, 2009, 2008 and 2007, we paid approximately $0.2 million, $0.2 million and $0.1 million, respectively, to the seller.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At December 31, 2009, we had open commitments related to construction contracts of $41.1 million.

15. Discontinued Operations

In 2007, we sold the following properties:

Property	Date of Sale	Proceeds (in millions)	Gain on Sale (in millions)
4055 Valley View Lane	March 30, 2007	$33.0	$6.2
100 Technology Center Drive	March 20, 2007	45.5	11.8

The results of operations of the properties above are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements. The following table summarizes the income and expense components that comprise income (loss) from discontinued operations for the year ended December 31, 2007 (in thousands):

Year Ended December 31, 2007
Operating Revenues:
Rental	$1,940
Tenant reimbursements	400
Other	—

Total operating revenues	2,340

Operating Expenses:
Rental property operating and maintenance	567
Property taxes	310
Insurance	27
Depreciation and amortization	379
Other	—

Total operating expenses	1,283
Operating income	1,057

Other Income (Expenses):
Interest and other income	5
Interest expense	333

Income from discontinued operations before gain on sale of assets and noncontrolling interests	1,395
Gain on sale of assets	18,049

Income from discontinued operations	19,444
Income from discontinued operations attributable to noncontrolling interests	(3,264)

Income from discontinued operations attributable to Digital Realty Trust, Inc.	$16,180

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Quarterly Financial Information (unaudited)

The tables below reflect selected quarterly information for the years ended December 31, 2009 and 2008. Certain amounts have been reclassified to conform to the current year presentation (in thousands except share amounts).

	Three Months Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Total operating revenues	$169,774	$163,227	$155,007	$149,134
Net income	24,897	23,945	21,203	21,189
Net income attributable to Digital Realty Trust, Inc.	24,387	22,507	20,372	20,396
Preferred stock dividends	10,101	10,101	10,101	10,101
Net income available to common stockholders	14,286	12,406	10,271	10,295
Basic net income per share available to common stockholders	$0.19	$0.16	$0.13	$0.14

Diluted net income per share available to common stockholders	$0.18	$0.16	$0.13	$0.14

	Three Months Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Total operating revenues	$147,106	$142,016	$123,776	$114,547
Net income	25,133	18,419	13,550	10,816
Net income attributable to Digital Realty Trust, Inc.	23,895	17,586	13,196	10,577
Preferred stock dividends	10,102	10,102	10,102	8,258
Net income available to common stockholders	13,793	7,484	3,094	2,319
Basic net income per share available to common stockholders	$0.19	$0.11	$0.05	$0.04

Diluted net income per share available to common stockholders	$0.19	$0.10	$0.05	$0.03

17. Subsequent Events

On February 23, 2010, our board of directors approved an amendment to our charter increasing the number of authorized shares of our common stock, par value $.01 per share, available for issuance from 125,000,000 to 145,000,000. No changes were made to the number of authorized shares of our preferred stock, par value $.01 per share, available for issuance (currently 30,000,000).

On February 23, 2010, we declared the following distributions per share and the Operating Partnership declared an equivalent distribution per unit.

Share Class	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Common stock and common unit
Dividend and distribution amount	$0.531250	$0.492188	$0.273438	$0.343750	$0.480000
Dividend and distribution payable date	March 31, 2010	March 31, 2010	March 31, 2010	March 31, 2010	March 31, 2010
Dividend payable to shareholders of record on	March 15, 2010	March 15, 2010	March 15, 2010	March 15, 2010	March 15, 2010
Annual equivalent rate of dividend and distribution	$2.125	$1.969	$1.094	$1.375	$1.920

In December 2009 and January 2010, we entered into equity distribution agreements, under which we could issue up to $400.0 million from time to time, at our discretion. From January 1, 2010 through February 19, 2010,

DIGITAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

we generated net proceeds of $53.5 million from the issuance of approximately 1.1 million common shares under our equity distribution agreements at an average price of $50.54 per share after payment of approximately $0.8 million of commissions.

On February 3, 2010, we closed the sale of $17.0 million aggregate principal amount of our senior unsecured term notes under our Prudential shelf facility. The series F notes have an interest-only rate of 4.50% per annum and a five-year maturity. We used the proceeds of the series F to temporarily repay borrowings under our revolving credit facility, fund development and redevelopment opportunities, fund acquisitions and for working capital. The series F notes are subject to the covenants set forth in the Prudential shelf facility.

On January 28, 2010, the Operating Partnership issued $500.0 million aggregate principal amount of notes, maturing on February 1, 2020 with an interest rate of 5.875% per annum. The purchase price paid by the initial purchasers was 98.296% of the principal amount. The notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by us. Interest on the notes are payable on February 1 and August 1 of each year, beginning on August 1, 2010. The net proceeds from the offering after deducting the original issue discount, underwriting commissions and estimated expenses was approximately $487.6 million. We used the net proceeds from the offering to temporarily repay our borrowings under our revolving credit facility, fund development and redevelopment opportunities and for general corporate purposes.

On January 22, 2010, we completed the acquisition of a three-property datacenter portfolio located in Massachusetts and Connecticut, which we refer to as the New England Portfolio. The purchase price was approximately $375.0 million and was funded with borrowings under our revolving credit facility. The New England Portfolio comprises a total of approximately 550,290 square feet.

On January 20, 2010, we closed the sale of $100.0 million aggregate principal amount of our senior unsecured term notes under our Prudential shelf facility. The notes were issued in two series referred to as the series D and series E notes. The series D notes have a principal amount of $50.0 million, an interest-only rate of 4.57% per annum and a five-year maturity, and the series E notes have a principal amount of $50.0 million, an interest-only rate of 5.73% per annum and a seven-year maturity. We used the proceeds of the series D and series E notes to fund acquisitions, to temporarily repay borrowings under our revolving credit facility and for working capital. The series D and series E notes are subject to the covenants set forth in the Prudential shelf facility.

DIGITAL REALTY TRUST, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2009

(In thousands)

				Initial costs			Costs capitalized subsequent to acquisition	Total costs
	Metropolitan Area	Encumbrances		Land	Acquired ground lease	Buildings and improvements		Land	Acquired ground lease	Buildings and improvements	Total	Accumulated depreciation and amortization	Date of acquisition (A) or construction (C)
PROPERTIES:
36 NE 2nd Street	Miami	16,964		1,942	—	24,184	2,540	1,942	—	26,724	28,666	(6,921)	2002	(A)
2323 Bryan Street	Dallas	—		1,838	—	77,604	18,727	1,838	—	96,331	98,169	(26,201)	2002	(A)
6 Braham Street	London, England	20,831		3,776	—	28,166	1,748	3,309	—	30,381	33,690	(5,833)	2002	(A)
300 Boulevard East	New York / New Jersey	43,502		5,140	—	48,526	26,132	5,140	—	74,658	79,798	(25,334)	2002	(A)
2334 Lundy Place	Silicon Valley	39,960		3,607	—	23,008	72	3,607	—	23,080	26,687	(5,839)	2002	(A)
34551 Ardenwood Boulevard 1-4	Silicon Valley	54,945		15,330	—	32,419	2,201	15,330	—	34,620	49,950	(9,386)	2003	(A)
2440 Marsh Lane	Dallas	—		1,477	—	10,330	68,822	1,477	—	79,152	80,629	(7,952)	2003	(A)
2010 East Centennial Circle	Phoenix	—		—	1,477	16,472	34	—	1,477	16,506	17,983	(3,358)	2003	(A)
375 Riverside Parkway	Atlanta	—		1,250	—	11,578	14,303	1,250	—	25,881	27,131	(5,354)	2003	(A)
3300 East Birch Street	Los Angeles	7,390		3,777	—	4,611	434	3,777	—	5,045	8,822	(2,225)	2003	(A)
47700 Kato Road & 1055 Page Avenue	Silicon Valley	—		5,272	—	20,166	20	5,272	—	20,186	25,458	(3,237)	2003	(A)
4849 Alpha Road	Dallas	10,411		2,983	—	10,650	56	2,983	—	10,706	13,689	(2,706)	2004	(A)
600 West Seventh Street	Los Angeles	55,524		18,478	—	50,824	32,083	18,478	—	82,907	101,385	(19,876)	2004	(A)
2045 & 2055 LaFayette Street	Silicon Valley	67,271		6,065	—	43,817	19	6,065	—	43,836	49,901	(7,853)	2004	(A)
100 & 200 Quannapowitt Parkway	Boston	33,742		12,416	—	26,154	2,088	12,416	—	28,242	40,658	(7,904)	2004	(A)
11830 Webb Chapel Road	Dallas	32,069		5,881	—	34,473	883	5,881	—	35,356	41,237	(7,828)	2004	(A)
150 South First Street	Silicon Valley	52,760		2,068	—	29,214	837	2,068	—	30,051	32,119	(4,818)	2004	(A)
3065 Gold Camp Drive	Sacramento	—		1,886	—	10,686	134	1,886	—	10,820	12,706	(2,201)	2004	(A)
200 Paul Avenue 1-4	San Francisco	77,803		14,427	—	75,777	28,256	14,427	—	104,033	118,460	(21,534)	2004	(A)
1100 Space Park Drive	Silicon Valley	54,944		5,130	—	18,206	11,730	5,130	—	29,936	35,066	(8,994)	2004	(A)
3015 Winona Avenue	Los Angeles	—		6,534	—	8,356	5	6,534	—	8,361	14,895	(2,002)	2004	(A)
833 Chestnut Street	Philadelphia	—		5,738	—	42,249	36,855	5,738	—	79,104	84,842	(19,602)	2005	(A)
1125 Energy Park Drive	Minneapolis/St. Paul	9,497	(1)	2,775	—	10,761	21	2,775	—	10,782	13,557	(1,982)	2005	(A)
350 East Cermak Road	Chicago	—		8,466	—	103,232	178,687	8,620	—	281,765	290,385	(41,186)	2005	(A)
8534 Concord Center Drive	Denver	—		2,181	—	11,561	75	2,181	—	11,636	13,817	(2,492)	2005	(A)
2401 Walsh Street	Silicon Valley	—		5,775	—	19,267	34	5,775	—	19,301	25,076	(2,973)	2005	(A)
2403 Walsh Street	Silicon Valley	—		5,514	—	11,695	19	5,514	—	11,714	17,228	(1,927)	2005	(A)
4700 Old Ironsides Drive	Silicon Valley	—		5,504	—	9,727	17	5,504	—	9,744	15,248	(1,747)	2005	(A)
4650 Old Ironsides Drive	Silicon Valley	—		2,865	—	4,540	866	2,865	—	5,406	8,271	(1,369)	2005	(A)
200 North Nash Street	Los Angeles	—		4,562	—	12,503	16	4,562	—	12,519	17,081	(2,223)	2005	(A)

DIGITAL REALTY TRUST, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION—(Continued)

DECEMBER 31, 2009

(In thousands)

				Initial costs			Costs capitalized subsequent to acquisition	Total costs
	Metropolitan Area	Encumbrances		Land	Acquired ground lease	Buildings and improvements		Land	Acquired ground lease	Buildings and improvements	Total	Accumulated depreciation and amortization	Date of acquisition (A) or construction (C)
731 East Trade Street	Charlotte	6,301	(2)	1,748	—	5,727	201	1,748	—	5,928	7,676	(848)	2005	(A)
113 North Myers	Charlotte	—		1,098	—	3,127	679	1,098	—	3,806	4,904	(873)	2005	(A)
125 North Myers	Charlotte	—		1,271	—	3,738	5,963	1,271	—	9,701	10,972	(2,176)	2005	(A)
Paul van Vlissingenstraat 16	Amsterdam, Netherlands	15,208		—	—	15,255	5,444	—	—	20,699	20,699	(2,926)	2005	(A)
600-780 S. Federal	Chicago	—		7,801	—	27,718	2,246	7,849	—	29,916	37,765	(4,811)	2005	(A)
115 Second Avenue	Boston	—		1,691	—	12,569	10,520	1,691	—	23,089	24,780	(5,258)	2005	(A)
Chemin de l’Epinglier 2	Geneva, Switzerland	11,046		—	—	20,071	4,320	—	—	24,391	24,391	(3,484)	2005	(A)
251 Exchange Place	Northern Virginia	—		1,622	—	10,425	152	1,622	—	10,577	12,199	(1,887)	2005	(A)
7500 Metro Center Drive	Austin	—		1,177	—	4,877	2,105	1,177	—	6,982	8,159	(1,183)	2005	(A)
7620 Metro Center Drive	Austin	—		510	—	6,760	9	510	—	6,769	7,279	(1,150)	2005	(A)
3 Corporate Place	New York/New Jersey	80,000		2,124	—	12,678	77,280	2,124	—	89,958	92,082	(18,219)	2005	(A)
4025 Midway Road	Dallas	—		2,196	—	14,037	17,575	2,196	—	31,612	33,808	(7,085)	2006	(A)
Clonshaugh Industrial Estate	Dublin	—		—	1,444	5,569	3,373	—	119	10,267	10,386	(1,335)	2006	(A)
6800 Millcreek Drive	Toronto	—		1,657	—	11,352	2,289	1,657	—	13,641	15,298	(1,767)	2006	(A)
101 Aquila Way	Atlanta	—		1,480	—	34,797	41	1,480	—	34,838	36,318	(5,473)	2006	(A)
12001 North Freeway	Houston	—		6,965	—	23,492	108	6,965	—	23,600	30,565	(3,289)	2006	(A)
14901 FAA Boulevard	Dallas	—		3,303	—	40,799	117	3,303	—	40,916	44,219	(4,634)	2006	(A)
120 E Van Buren	Phoenix	—		4,524	—	157,822	55,403	4,524	—	213,225	217,749	(30,694)	2006	(A)
Gyroscoopweg 2E-2F	Amsterdam, Netherlands	9,682		—	—	13,450	1,319	—	—	14,769	14,769	(1,848)	2006	(A)
Clonshaugh Industrial Estate II	Dublin	42,993		—	—	—	86,449	—	—	86,449	86,449	(8,107)	2006	(A)
600 Winter Street	Boston	—		1,429	—	6,228	47	1,429	—	6,275	7,704	(676)	2006	(A)
2300 NW 89th Place	Miami	—		1,022	—	3,767	18	1,022	—	3,785	4,807	(536)	2006	(A)
2055 East Technology Circle	Phoenix	—		—	—	8,519	26,511	—	—	35,030	35,030	(4,112)	2006	(A)
114 Rue Ambroise Croizat	Paris, France	45,067		12,261	—	34,051	80,634	12,578	—	114,368	126,946	(6,584)	2006	(A)
Unit 9, Blanchardstown Corporate Park	Dublin, Ireland	38,746		1,927	—	40,024	6,838	2,075	—	46,714	48,789	(5,382)	2006	(A)
111 8th Avenue	New York / New Jersey	—		—	—	17,688	10,911	—	—	28,599	28,599	(9,848)	2006	(A)
1807 Michael Faraday Court	Northern Virginia	—		1,499	—	4,578	1,150	1,499	—	5,728	7,227	(933)	2006	(A)

DIGITAL REALTY TRUST, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION—(Continued)

DECEMBER 31, 2009

(In thousands)

				Initial costs			Costs capitalized subsequent to acquisition	Total costs
	Metropolitan Area	Encumbrances		Land	Acquired ground lease	Buildings and improvements		Land	Acquired ground lease	Buildings and improvements	Total	Accumulated depreciation and amortization	Date of acquisition (A) or construction (C)
8100 Boone Boulevard	Northern Virginia	—		—	—	158	837	—	—	995	995	(434)	2006	(A)
21110 Ridgetop Circle	Northern Virginia	—		2,934	—	14,311	843	2,934	—	15,154	18,088	(1,528)	2007	(A)
3011 Lafayette Street	Silicon Valley	—		3,354	—	10,305	44,829	3,354	—	55,134	58,488	(9,062)	2007	(A)
44470 Chilum Place	Northern Virginia	—		3,351	—	37,360	184	3,531	—	37,364	40,895	(2,909)	2007	(A)
43881 Devin Shafron Drive	Northern Virginia	—		4,653	—	23,631	87,795	4,653	—	111,426	116,079	(13,797)	2007	(A)
43831 Devin Shafron Drive	Northern Virginia	—		3,027	—	16,247	980	3,027	—	17,227	20,254	(1,424)	2007	(A)
43791 Devin Shafron Drive	Northern Virginia	—		3,490	—	17,444	44,997	3,490	—	62,441	65,931	(5,320)	2007	(A)
Mundells Roundabout	London, England	69,154		31,354	—	—	59,167	25,742	—	64,779	90,521	(1,712)	2007	(A)
210 N Tucker	St. Louis	—		2,042	—	17,223	1,544	2,042	—	18,767	20,809	(1,819)	2007	(A)
900 Walnut Street	St. Louis	—		1,791	—	29,516	2,504	1,791	—	32,020	33,811	(2,502)	2007	(A)
1 Savvis Parkway	St. Louis	—		3,301	—	20,639	17	3,301	—	20,656	23,957	(1,552)	2007	(A)
1500 Space Park Drive	Silicon Valley	42,630	(3)	6,732	—	6,325	45,466	4,106	—	54,417	58,523	(8,012)	2007	(A)
Cressex 1	London, England	29,486		3,629	—	9,036	25,923	3,104	—	35,484	38,588	(2,499)	2007	(A)
Naritaweg 52	Amsterdam, Netherlands	—		—	1,192	23,441	(411)	—	1,171	23,051	24,222	(1,457)	2007	(A)
1 St. Anne’s Boulevard	London, England	—		2,732	—	5,969	(788)	2,697	—	5,216	7,913	(279)	2007	(A)
2 St. Anne’s Boulevard	London, England	—		5,190	—	3,193	619	4,209	—	4,793	9,002	(116)	2007	(A)
3 St. Anne’s Boulevard	London, England	—		16,401	—	8,844	45,300	13,302	—	57,243	70,545	(201)	2007	(A)
365 South Randolphville Road	New York / New Jersey	—		3,019	—	17,404	59,052	3,019	—	76,456	79,475	(691)	2008	(A)
701 & 717 Leonard Street	Dallas	—		2,165	—	9,934	68	2,165	—	10,002	12,167	(385)	2008	(A)
650 Randolph Road	New York / New Jersey	—		3,986	—	6,883	3,539	3,986	—	10,422	14,408	(1)	2008	(A)
Manchester Technopark	Manchester, England	8,970		—	—	23,918	(4,504)	—	—	19,414	19,414	(840)	2008	(A)
1201 Comstock Street	Silicon Valley	17,737		2,093	—	1,606	25,773	3,398	—	26,074	29,472	(1,953)	2008	(A)
7505 Mason King Court	Northern Virginia	—		2,390	—	8,257	6,863	2,390	—	15,120	17,510	(659)	2008	(A)
1550 Space Park Drive	Silicon Valley	—		2,301	—	766	528	1,926	—	1,669	3,595	(1)	2008	(A)
1525 Comstock Street	Silicon Valley	—		2,293	—	16,216	28,899	2,061	—	45,347	47,408	(1,839)	2008	(A)
22150 Shellhorn Road Parcel 2	Northern Virginia	—		6,927	—	—	23,395	6,927	—	23,395	30,322	(6)	2009	(A)
22150 Shellhorn Road Parcel 4E	Northern Virginia	—		8,168	—	—	272	8,168	—	272	8,440	—	2009	(A)
22150 Shellhorn Road Parcel 4F	Northern Virginia	—		5,509	—	—	175	5,509	—	175	5,684	—	2009	(A)

DIGITAL REALTY TRUST, INC.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION (continued)

DECEMBER 31, 2009

(In thousands)

				Initial costs			Costs capitalized subsequent to acquisition	Total costs
	Metropolitan Area	Encumbrances		Land	Acquired ground lease	Buildings and improvements		Land	Acquired ground lease	Buildings and improvements	Total	Accumulated depreciation and amortization	Date of acquisition (A) or construction (C)
1232 Alma Road	Dallas	6,464		2,267	—	3,740	6,358	2,267	—	10,098	12,365	—	2009	(A)
900 Quality Way	Dallas	655		1,446	—	1,659	5	1,446	—	1,664	3,110	—	2009	(A)
1400 N. Bowser Road	Dallas	1,366		2,041	—	3,389	7	2,041	—	3,396	5,437	—	2009	(A)
1301 International Parkway	Dallas	178		333	—	344	1	333	—	345	678	—	2009	(A)
908 Quality Way	Dallas	5,758		6,730	—	4,493	2,026	6,730	—	6,519	13,249	(53)	2009	(A)
904 Quality Way	Dallas	407		760	—	744	1	760	—	745	1,505	—	2009	(A)
905 Security Row	Dallas	2,172		4,056	—	1,553	7	4,056	—	1,560	5,616	—	2009	(A)
444 Toyama Drive	Silicon Valley	—		6,213	—	10,954	—	6,213	—	10,954	17,167	(70)	2009	(A)
1350 Duane	Silicon Valley	52,030	(4)	7,081	—	69,817	—	7,081	—	69,817	76,898	(300)	2009	(A)
45901 & 45845 Nokes Boulevard	Northern Virginia	—		3,579	—	29,998	—	3,579	—	29,998	33,577	—	2009	(A)
21561 & 21571 Beaumeade Circle	Northern Virginia	—		4,131	—	25,218	—	4,131	—	25,218	29,349	—	2009	(A)
21551 Beaumeade Circle	Northern Virginia	—		3,132	—	—	—	3,132	—	—	3,132	—	2009	(A)
Other		—		—	—	8,298	11,252	—	—	19,550	19,550	(125)

		1,063,663		394,563	4,113	1,858,707	1,352,939	382,763	2,767	3,224,792	3,610,322	(459,521)

(1)	The balance shown includes an unamortized premium of $294.
(2)	The balance shown includes an unamortized premium of $986.
(3)	The balance shown includes an unamortized premium of $747.
(4)	The balance shown includes an unamortized discount of $770.

See accompanying report of independent registered public accounting firm.

DIGITAL REALTY TRUST, INC.

NOTES TO SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2009

(In thousands)

(1) Tax Cost

The aggregate gross cost of Digital Realty Trust, Inc.’s properties for federal income tax purposes approximated $3,550.9 million (unaudited) as of December 31, 2009.

(2) Historical Cost and Accumulated Depreciation and Amortization

The following table reconciles the historical cost of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2009.

	Year Ended December 31,
	2009	2008	2007
Balance, beginning of year	$3,042,699	$2,482,104	$1,819,503
Additions during period (acquisitions and improvements)	568,003	561,293	714,990
Deductions during period (dispositions and write-off of tenant improvements)	(380)	(698)	(52,389)

Balance, end of year	$3,610,322	$3,042,699	$2,482,104

The following table reconciles accumulated depreciation and amortization of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2009.

	Year Ended December 31,
	2009	2008	2007
Balance, beginning of year	$302,960	$188,125	$112,479
Additions during period (depreciation and amortization expense)	156,786	115,256	81,344
Deductions during period (dispositions and write-off of tenant improvements)	(225)	(421)	(5,698)

Balance, end of year	$459,521	$302,960	$188,125

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Management’s Report on Internal Control over Financial Reporting is included in Part II, Item 8, Financial Statements and Supplementary Data on page 71.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

We have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure. We have furnished to the Securities and Exchange Commission as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2009, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 906 of the Sarbanes Oxley Act. In addition, as required by Section 303A.12 of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning our security ownership of certain beneficial owners and management and equity compensation plan information required by Item 12 will be included in the Proxy Statement to be filed relating to our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Purchase and Sale Agreement, dated as of December 24, 2009, by and among Sentinel Properties—Needham, LLC, SP—Needham I, LLC and Digital Realty Trust, L.P. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on December 31, 2009).

2.2	Purchase and Sale Agreement, dated as of December 24, 2009, by and between Sentinel Properties—Bedford, LLC and Digital Realty Trust, L.P. (incorporated by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K filed on December 31, 2009).

2.3	Purchase and Sale Agreement, dated as of December 24, 2009, by and between Sentinel Properties—Trumbull, LLC and Digital Realty Trust, L.P. (incorporated by reference to Exhibit 2.3 to the registrant’s Current Report on Form 8-K filed on December 31, 2009).

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended.

3.2	Second Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 19, 2009).

4.1	Specimen Certificate for Common Stock for Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 26, 2004).

4.2	Specimen Certificate for Series A Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-11 (Registration No. 333-122099) filed on February 2, 2005).

4.3	Specimen Certificate for Series B Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-11 (Registration No. 333-126396) filed on July 20, 2005).

4.4	Specimen Certificate for Series C Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 11, 2007).

4.5	Specimen Certificate for Series D Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 11, 2008).

4.6	Indenture, dated as of August 15, 2006, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 4.125% Exchangeable Senior Debentures due 2026 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 21, 2006).

4.7	Indenture, dated as of April 20, 2009, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 5.50% Exchangeable Senior Debentures due 2029 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 22, 2009).

4.8	Registration Rights Agreement, dated as of October 27, 2004, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and the Unit Holders, as defined therein (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on December 13, 2004).

Exhibit Number	Description

4.9	Registration Rights Agreement, dated as of October 27, 2004, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and the Option Entity and each ROFO entity, as defined therein (incorporated by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q filed on December 13, 2004).

4.10	Registration Rights Agreement, dated August 15, 2006, among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 21, 2006).

4.11	Registration Rights Agreement, dated April 20, 2009, among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 22, 2009).

10.1	Seventh Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 11, 2008).

10.2	Eighth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 13, 2009).

10.3†	2004 Incentive Award Plan of Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.4†	Form of Indemnification Agreement by and between Digital Realty Trust, Inc. and its directors and officers (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 13, 2004).

10.5	Non-competition Agreement, dated as of October 28, 2004, by and between Digital Realty Trust, Inc. and Global Innovation Partners, LLC (incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.6	Contribution Agreement, dated as of July 31, 2004, by and among Digital Realty Trust, L.P., San Francisco Wave eXchange, LLC, Santa Clara Wave eXchange, LLC and eXchange colocation, LLC (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on September 17, 2004).

10.7	Purchase and Sale Agreement, dated as of September 16, 2004, by and between Digital Realty Trust, L.P. and Global Innovation Partners, LLC (incorporated by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 13, 2004).

10.8	Revolving Credit Agreement, dated as of August 31, 2007, among Digital Realty Trust, L.P., as borrower, Digital Realty Trust, Inc., as parent guarantor, the subsidiary guarantors named therein, Citicorp North America, Inc., as administrative agent, KeyBank National Association, as syndication agent, Citigroup Global Markets Inc. and KeyBanc Capital Markets, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 7, 2007).

Exhibit Number	Description

10.9	Loan Agreement, dated as of October 4, 2005, by and between 200 Paul, LLC and Countrywide Commercial Real Estate Finance, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 5, 2005).

10.10†	Form of 2005 Class C Profits Interest Units Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 5, 2005).

10.11	Loan Agreement, dated as of November 3, 2004, by and among Global Webb, L.P. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.38 to the registrant’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.12	Note, dated as of November 3, 2004, by Global Webb, L.P. in favor of Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.13	Loan Agreement, dated as of November 3, 2004, by and among Global Weehawken Acquisition Company, LLC and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.40 to the registrant’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.14	Note, dated as of November 3, 2004, by Global Weehawken Acquisition Company, LLC in favor of Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.41 to the registrant’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.15	Loan Agreement, dated as of November 3, 2004, by and among GIP Wakefield, LLC and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.42 to the registrant’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.16	Note, dated as of November 3, 2004, by GIP Wakefield, LLC in favor of Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.43 to the registrant’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.17†	Form of Profits Interest Units Agreement (incorporated by reference to Exhibit 10.44 to the registrant’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.18†	Form of Digital Realty Trust, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.45 to the registrant’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.19	Purchase and Sale Agreement, dated as of July 25, 2006, by and between Sterling Network Exchange, LLC and Digital Phoenix Van Buren, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on August 4, 2006).

10.20	Securities Purchase Agreement, dated as of July 25, 2006, among Sterling Telecom Holdings, LLC, George D. Slessman, William D. Slessman, Anthony L. Wanger, Digital Phoenix Van Buren, LLC, Digital Services Phoenix, LLC and Fund Management Services, LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on August 4, 2006).

10.21†	First Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on March 30, 2007).

10.22†	Second Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on March 30, 2007).

10.23†	Form of 2008 Class C Profits Interest Units Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2007).

Exhibit Number	Description

10.24†	First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Appendix A to the registrant’s definitive proxy statement on Schedule 14A filed on March 30, 2007).

10.25	Amendment No. 1 to the Revolving Credit Agreement, dated as of February 6, 2008, among Digital Realty Trust, L.P., Citicorp North America, Inc., as administrative agent, the financial institutions named therein, KeyBank National Association, as syndication agent, and Citigroup Global Markets Inc. and KeyBanc Capital Markets, as the arrangers (incorporated by reference to Exhibit 10.35 to the registrant’s Annual Report on Form 10-K filed on February 29, 2008).

10.26†	Form of 2008 Performance-Based Profits Interest Units Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.27†	First Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.28	Amendment No. 2 to the Revolving Credit Agreement, dated as of June 13, 2008, among Digital Realty Trust, L.P., Citicorp North America, Inc., as administrative agent, the financial institutions named therein, KeyBank National Association, as syndication agent, and Citigroup Global Markets Inc. and KeyBanc Capital Markets, as the arrangers (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008).

10.29	Note Purchase and Private Shelf Agreement, dated as of July 24, 2008, among Digital Realty Trust, L.P., Prudential Investment Management, Inc. and the Prudential Affiliates named therein (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008).

10.30†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.31†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Richard A. Magnuson (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.32†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.33†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Christopher J. Crosby (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.34†	Form of Amendment to Employment Agreement (incorporated by reference to Exhibit 10.44 to the registrant’s Annual Report on Form 10-K filed on March 2, 2009).

10.35†	Amended and Restated Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Scott E. Peterson (incorporated by reference to Exhibit 10.45 to the registrant’s Annual Report on Form 10-K filed on March 2, 2009).

10.36†	First Amendment to Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust (incorporated by reference to Exhibit 10.46 to the registrant’s Annual Report on Form 10-K filed on March 2, 2009).

Exhibit Number	Description

10.37†	First Amendment to Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Richard A. Magnuson (incorporated by reference to Exhibit 10.47 to the registrant’s Annual Report on Form 10-K filed on March 2, 2009).

10.38†	Second Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on August 6, 2009).

10.39†	Third Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009).

12.1	Statement of Computation of Ratios.

21.1	List of Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(†)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

By:	/s/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer

Date: February 26, 2010

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD A. MAGNUSON Richard A. Magnuson	Chairman of the Board	February 26, 2010

/S/ MICHAEL F. FOUST Michael F. Foust	Chief Executive Officer	February 26, 2010

/S/ A. WILLIAM STEIN A. William Stein	Chief Financial Officer & Chief Investment Officer	February 26, 2010

/S/ EDWARD F. SHAM Edward F. Sham	Controller (Principal Accounting Officer)	February 26, 2010

/S/ LAURENCE A. CHAPMAN Laurence A. Chapman	Director	February 26, 2010

/S/ RUANN F. ERNST Ruann F. Ernst, Ph.D.	Director	February 26, 2010

/S/ KATHLEEN EARLEY Kathleen Earley	Director	February 26, 2010

/S/ DENNIS E. SINGLETON	Director	February 26, 2010
Dennis E. Singleton

/S/ ROBERT H. ZERBST	Director	February 26, 2010
Robert H. Zerbst

EXHIBIT INDEX

Exhibit Number	Description
2.1	Purchase and Sale Agreement, dated as of December 24, 2009, by and among Sentinel Properties—Needham, LLC, SP—Needham I, LLC and Digital Realty Trust, L.P. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on December 31, 2009).

2.2	Purchase and Sale Agreement, dated as of December 24, 2009, by and between Sentinel Properties—Bedford, LLC and Digital Realty Trust, L.P. (incorporated by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K filed on December 31, 2009).

2.3	Purchase and Sale Agreement, dated as of December 24, 2009, by and between Sentinel Properties—Trumbull, LLC and Digital Realty Trust, L.P. (incorporated by reference to Exhibit 2.3 to the registrant’s Current Report on Form 8-K filed on December 31, 2009).

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended.

3.2	Second Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 19, 2009).

4.1	Specimen Certificate for Common Stock for Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 26, 2004).

4.2	Specimen Certificate for Series A Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-11 (Registration No. 333-122099) filed on February 2, 2005).

4.3	Specimen Certificate for Series B Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-11 (Registration No. 333-126396) filed on July 20, 2005).

4.4	Specimen Certificate for Series C Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 11, 2007).

4.5	Specimen Certificate for Series D Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 11, 2008).

4.6	Indenture, dated as of August 15, 2006, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 4.125% Exchangeable Senior Debentures due 2026 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 21, 2006).

4.7	Indenture, dated as of April 20, 2009, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 5.50% Exchangeable Senior Debentures due 2029 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 22, 2009).

4.8	Registration Rights Agreement, dated as of October 27, 2004, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and the Unit Holders, as defined therein (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on December 13, 2004).

4.9	Registration Rights Agreement, dated as of October 27, 2004, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and the Option Entity and each ROFO entity, as defined therein (incorporated by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q filed on December 13, 2004).

Exhibit Number	Description

4.10	Registration Rights Agreement, dated August 15, 2006, among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 21, 2006).

4.11	Registration Rights Agreement, dated April 20, 2009, among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 22, 2009).

10.1	Seventh Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 11, 2008).

10.2	Eighth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 13, 2009).

10.3†	2004 Incentive Award Plan of Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.4†	Form of Indemnification Agreement by and between Digital Realty Trust, Inc. and its directors and officers (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 13, 2004).

10.5	Non-competition Agreement, dated as of October 28, 2004, by and between Digital Realty Trust, Inc. and Global Innovation Partners, LLC (incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.6	Contribution Agreement, dated as of July 31, 2004, by and among Digital Realty Trust, L.P., San Francisco Wave eXchange, LLC, Santa Clara Wave eXchange, LLC and eXchange colocation, LLC (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on September 17, 2004).

10.7	Purchase and Sale Agreement, dated as of September 16, 2004, by and between Digital Realty Trust, L.P. and Global Innovation Partners, LLC (incorporated by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 13, 2004).

10.8	Revolving Credit Agreement, dated as of August 31, 2007, among Digital Realty Trust, L.P., as borrower, Digital Realty Trust, Inc., as parent guarantor, the subsidiary guarantors named therein, Citicorp North America, Inc., as administrative agent, KeyBank National Association, as syndication agent, Citigroup Global Markets Inc. and KeyBanc Capital Markets, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 7, 2007).

10.9	Loan Agreement, dated as of October 4, 2005, by and between 200 Paul, LLC and Countrywide Commercial Real Estate Finance, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 5, 2005).

10.10†	Form of 2005 Class C Profits Interest Units Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 5, 2005).

Exhibit Number	Description

10.11	Loan Agreement, dated as of November 3, 2004, by and among Global Webb, L.P. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.38 to the registrant’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.12	Note, dated as of November 3, 2004, by Global Webb, L.P. in favor of Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.13	Loan Agreement, dated as of November 3, 2004, by and among Global Weehawken Acquisition Company, LLC and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.40 to the registrant’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.14	Note, dated as of November 3, 2004, by Global Weehawken Acquisition Company, LLC in favor of Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.41 to the registrant’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.15	Loan Agreement, dated as of November 3, 2004, by and among GIP Wakefield, LLC and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.42 to the registrant’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.16	Note, dated as of November 3, 2004, by GIP Wakefield, LLC in favor of Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.43 to the registrant’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.17†	Form of Profits Interest Units Agreement (incorporated by reference to Exhibit 10.44 to the registrant’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.18†	Form of Digital Realty Trust, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.45 to the registrant’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.19	Purchase and Sale Agreement, dated as of July 25, 2006, by and between Sterling Network Exchange, LLC and Digital Phoenix Van Buren, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on August 4, 2006).

10.20	Securities Purchase Agreement, dated as of July 25, 2006, among Sterling Telecom Holdings, LLC, George D. Slessman, William D. Slessman, Anthony L. Wanger, Digital Phoenix Van Buren, LLC, Digital Services Phoenix, LLC and Fund Management Services, LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on August 4, 2006).

10.21†	First Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on March 30, 2007).

10.22†	Second Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on March 30, 2007).

10.23†	Form of 2008 Class C Profits Interest Units Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.24†	First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Appendix A to the registrant’s definitive proxy statement on Schedule 14A filed on March 30, 2007).

10.25	Amendment No. 1 to the Revolving Credit Agreement, dated as of February 6, 2008, among Digital Realty Trust, L.P., Citicorp North America, Inc., as administrative agent, the financial

Exhibit Number	Description

institutions named therein, KeyBank National Association, as syndication agent, and Citigroup Global Markets Inc. and KeyBanc Capital Markets, as the arrangers (incorporated by reference to Exhibit 10.35 to the registrant’s Annual Report on Form 10-K filed on February 29, 2008).

10.26†	Form of 2008 Performance-Based Profits Interest Units Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.27†	First Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.28	Amendment No. 2 to the Revolving Credit Agreement, dated as of June 13, 2008, among Digital Realty Trust, L.P., Citicorp North America, Inc., as administrative agent, the financial institutions named therein, KeyBank National Association, as syndication agent, and Citigroup Global Markets Inc. and KeyBanc Capital Markets, as the arrangers (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008).

10.29	Note Purchase and Private Shelf Agreement, dated as of July 24, 2008, among Digital Realty Trust, L.P., Prudential Investment Management, Inc. and the Prudential Affiliates named therein (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008).

10.30†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.31†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Richard A. Magnuson (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.32†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.33†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Christopher J. Crosby (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.34†	Form of Amendment to Employment Agreement (incorporated by reference to Exhibit 10.44 to the registrant’s Annual Report on Form 10-K filed on March 2, 2009).

10.35†	Amended and Restated Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Scott E. Peterson (incorporated by reference to Exhibit 10.45 to the registrant’s Annual Report on Form 10-K filed on March 2, 2009).

10.36†	First Amendment to Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust (incorporated by reference to Exhibit 10.46 to the registrant’s Annual Report on Form 10-K filed on March 2, 2009).

10.37†	First Amendment to Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Richard A. Magnuson (incorporated by reference to Exhibit 10.47 to the registrant’s Annual Report on Form 10-K filed on March 2, 2009).

10.38†	Second Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on August 6, 2009).

Exhibit Number	Description

10.39†	Third Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009).

12.1	Statement of Computation of Ratios.

21.1	List of Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(†)	Management contract or compensatory plan or arrangement.