Form 10-Q
period 2010-03-31
Digital Realty Trust, Inc.
filed 2010-05-06
CIK 1297996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $.01 par value per share	78,197,636

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$400,787	$382,763
Acquired ground leases	2,695	2,767
Buildings and improvements	3,318,299	2,952,330
Tenant improvements	274,460	272,462

Total investments in properties	3,996,241	3,610,322
Accumulated depreciation and amortization	(502,141)	(459,521)

Net investments in properties	3,494,100	3,150,801
Investment in unconsolidated joint venture	7,282	6,392

Net investments in real estate	3,501,382	3,157,193
Cash and cash equivalents	50,809	72,320
Accounts and other receivables, net of allowance for doubtful accounts of $2,797 and $2,691 as of March 31, 2010 and December 31, 2009, respectively	54,090	46,086
Deferred rent	155,633	145,550
Acquired above market leases, net	33,745	25,861
Acquired in place lease value and deferred leasing costs, net	266,008	224,216
Deferred financing costs, net	23,294	21,073
Restricted cash	40,145	37,810
Other assets	22,480	14,950

Total assets	$4,147,586	$3,745,059

LIABILITIES AND EQUITY
Revolving credit facility	$—	$205,547
Unsecured senior notes	200,000	83,000
5.875% notes due 2020, net of discount	491,589	—
4.125% exchangeable senior debentures due 2026, net of discount	166,859	165,834
5.50% exchangeable senior debentures due 2029	266,400	266,400
Mortgage loans	1,043,361	1,063,663
Accounts payable and other accrued liabilities	165,615	151,229
Accrued dividends and distributions	—	37,004
Acquired below market leases, net	91,034	69,311
Security deposits and prepaid rents	74,223	68,270

Total liabilities	2,499,081	2,110,258
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value, 30,000,000 authorized:
Series A Cumulative Redeemable Preferred Stock, 8.50%, $103,500,000 liquidation preference ($25.00 per share), 4,140,000 issued and outstanding	99,297	99,297
Series B Cumulative Redeemable Preferred Stock, 7.875%, $63,250,000 liquidation preference ($25.00 per share), 2,530,000 issued and outstanding	60,502	60,502
Series C Cumulative Convertible Preferred Stock, 4.375%, $174,998,875 liquidation preference ($25.00 per share), 6,999,955 issued and outstanding	169,067	169,067
Series D Cumulative Convertible Preferred Stock, 5.500%, $344,887,500 liquidation preference ($25.00 per share), 13,795,500 issued and outstanding	333,472	333,472
Common Stock: $0.01 par value, 145,000,000 authorized, 78,176,655 and 76,812,783 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	779	766
Additional paid-in capital	1,213,766	1,155,709
Dividends in excess of earnings	(254,639)	(231,871)
Accumulated other comprehensive loss, net	(47,557)	(27,947)

Total stockholders’ equity	1,574,687	1,558,995

Noncontrolling Interests:
Noncontrolling interests in operating partnership	56,384	58,192
Noncontrolling interests in consolidated joint ventures	17,434	17,614

Total noncontrolling interests	73,818	75,806

Total equity	1,648,505	1,634,801

Total liabilities and equity	$4,147,586	$3,745,059

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited in thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2009
Operating Revenues:
Rental	$152,574	$118,089
Tenant reimbursements	39,205	31,027
Other	—	18

Total operating revenues	191,779	149,134

Operating Expenses:
Rental property operating and maintenance	53,242	42,573
Property taxes	12,721	9,211
Insurance	1,735	1,456
Depreciation and amortization	57,532	46,304
General and administrative	11,352	10,102
Other	2	285

Total operating expenses	136,584	109,931

Operating income	55,195	39,203
Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	1,978	1,116
Interest and other income	31	243
Interest expense	(30,902)	(18,937)
Tax expense	(716)	(436)

Net income	25,586	21,189
Net income attributable to noncontrolling interests	(741)	(793)

Net income attributable to Digital Realty Trust, Inc.	24,845	20,396
Preferred stock dividends	(10,101)	(10,101)

Net income available to common stockholders	$14,744	$10,295

Net income per share available to common stockholders:
Basic	$0.19	$0.14
Diluted	$0.18	$0.14

Weighted average common shares outstanding:
Basic	77,770,691	74,703,755
Diluted	80,612,660	74,895,168

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited in thousands)

	Three months ended March 31,
	2010	2009
Net income	$25,586	$21,189
Other comprehensive income (loss):
Foreign currency translation adjustments	(18,287)	(7,984)
Decrease in fair value of interest rate swaps	(4,276)	(2,291)
Reclassification to interest expense from interest rate swaps	1,659	232

Comprehensive income	4,682	11,146
Comprehensive (income) loss attributable to noncontrolling interests	553	(74)

Comprehensive income attributable to Digital Realty Trust, Inc.	$5,235	$11,072

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited in thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income	$25,586	$21,189
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of unconsolidated joint venture	(1,978)	(1,116)
Distributions from unconsolidated joint venture	1,000	1,000
Write-off of net assets due to early lease terminations	2	285
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	46,025	35,955
Amortization of share-based unearned compensation	2,695	1,780
Allowance for doubtful accounts	106	(42)
Amortization of deferred financing costs	2,406	1,662
Amortization of debt discount/premium	1,095	852
Amortization of acquired in place lease value and deferred leasing costs	11,507	10,349
Amortization of acquired above market leases and acquired below market leases, net	(2,283)	(2,139)
Changes in assets and liabilities:
Restricted cash	(1,734)	12,590
Accounts and other receivables	(9,415)	(1,073)
Deferred rent	(11,111)	(11,308)
Deferred leasing costs	(5,132)	(3,098)
Other assets	(8,179)	(780)
Accounts payable and other accrued liabilities	(746)	(34,727)
Security deposits and prepaid rents	7,356	9,999

Net cash provided by operating activities	57,200	41,378

Cash flows from investing activities:
Acquisitions of properties	(375,000)	—
Receipt of value added tax refund	916	5,022
Refundable value added tax paid	(1,115)	(1,697)
Change in restricted cash	(588)	1,086
Improvements to investments in real estate	(66,877)	(137,046)
Improvement advances to tenants	(114)	(1,631)
Collection of advances from tenants for improvements	23	1,558

Net cash used in investing activities	(442,755)	(132,708)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited in thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from financing activities:
Borrowings on revolving credit facility	$270,000	$191,278
Repayments on revolving credit facility	(475,547)	(72,000)
Borrowings on unsecured senior notes	117,000	25,000
Borrowings on unsecured senior notes due 2020	491,480	—
Proceeds from mortgage loans	—	19,709
Principal payments on mortgage loans	(3,255)	(99,349)
Change in restricted cash	(13)	560
Payment of loan fees and costs	(4,944)	(248)
Capital contributions received from noncontrolling interests in joint venture	52	11,625
Gross proceeds from the sale of common stock	55,601	83,750
Common stock offering costs paid	(977)	(198)
Proceeds from exercise of stock options	1,895	51
Payment of dividends to preferred stockholders	(10,101)	(10,101)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(77,147)	(53,145)

Net cash provided by financing activities	364,044	96,932

Net (decrease) increase in cash and cash equivalents	(21,511)	5,602
Cash and cash equivalents at beginning of period	72,320	73,334

Cash and cash equivalents at end of period	$50,809	$78,936

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$22,231	$21,398
Cash paid for taxes	174	186
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(18,287)	$(7,984)
(Decrease) Increase in accounts payable and other accrued liabilities and other assets, respectively, related to increase in fair value of interest rate swaps	(4,276)	(2,291)
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	1,711	1,465
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	71,527	73,669
Allocation of purchase price of properties/investment in partnership to:
Investments in real estate	346,436	—
Acquired above market leases	9,714	—
Acquired below market leases	(26,450)	—
Acquired in place lease value and deferred leasing costs	45,300	—

Cash paid for acquisition of properties	$375,000	$—

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009

(unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is engaged in the business of owning, acquiring, developing, redeveloping and managing technology-related real estate. The Company is focused on providing Turn-Key Datacenter® and Powered Base Building® datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from information technology and Internet enterprises, to manufacturing and financial services. As of March 31, 2010, our portfolio consisted of 84 properties, excluding one property held as an investment in an unconsolidated joint venture, of which 71 are located throughout North America and 13 are located in Europe. Our properties are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S. and the Amsterdam, Dublin, London and Paris markets in Europe. The portfolio consists of Internet gateway and corporate datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

The Operating Partnership was formed on July 21, 2004 in anticipation of our initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of March 31, 2010, we own a 93.5% common interest and a 100% preferred interest in the Operating Partnership. As general partner, we have control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace us as the general partner nor do they have participating rights, although they do have certain protective rights.

2. Summary of Significant Accounting Policies

(a) Principles of Consolidation and Basis of Presentation

The accompanying interim condensed consolidated financial statements include all of the accounts of Digital Realty Trust, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. Intercompany balances and transactions have been eliminated.

Property interests contributed to the Operating Partnership by our predecessor, Global Innovation Partners, LLC (GI Partners) in exchange for Operating Partnership units have been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the contributed assets and assumed liabilities were recorded at the predecessor’s historical cost basis. Property interests acquired from third parties for cash or units are accounted for using purchase accounting. The accompanying interim condensed consolidated financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature, except as otherwise indicated. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009.

(b) Cash Equivalents

For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of March 31, 2010, cash equivalents consist of investments in money market instruments.

(c) Share Based Compensation

We account for share based compensation using the fair value method of accounting. The estimated fair value of the stock options granted by us is being amortized on a straight-line basis over the vesting period of the stock options. The estimated fair value of the long-term incentive units and Class C Units (discussed in note 9(b)) granted by us is being amortized on a straight-line basis over the expected service period.

For share based compensation awards with performance conditions, we estimate the fair value of the award for each of the possible performance condition outcomes and amortize the compensation cost based on management’s projected performance outcome. In the instance management’s projected performance outcome changes prior to the final measurement date, compensation cost is adjusted accordingly.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(unaudited)

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

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of March 31, 2010, we have no liabilities for uncertain tax positions. We classify interest and penalties on tax liabilities from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated statements of operations. For the three months ended March 31, 2010 and 2009, we had no such interest or penalties.

See Note 7 for further discussion on income taxes.

(e) Presentation of Transactional-based Taxes

We account for transactional-based taxes, such as value added tax, or VAT, for our international properties on a net basis.

(f) Asset Retirement Obligations

We record accruals for estimated retirement obligations as required by current accounting guidance. The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. As of March 31, 2010 and December 31, 2009, the amount included in accounts payable and other accrued liabilities on our condensed consolidated balance sheets was approximately $1.3 million, and the related asset is recorded at $1.2 million, net of accumulated depreciation.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(unaudited)

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

(i) Newly Adopted Significant Accounting Policies

On January 1, 2010, we adopted amended guidance related to the consolidation of variable-interest entities. This amended guidance requires an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009 and for subsequent interim and annual reporting periods.

(j) Segment Information

All of our properties generate similar revenues and expenses related to tenant rent and reimbursements and operating expenses. The delivery of our products is consistent across all properties and although services are provided to a wide range of customers, the types of services provided to them are limited to a few core principles. As such, the properties in our portfolio have similar economic characteristics and the nature of the products and services provided to our customers and the method to distribute such services are consistent throughout the portfolio. Consequently, our properties qualify for aggregation into one reporting segment.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(unaudited)

3. Acquisitions

We acquired the following real estate properties during the three months ended March 31, 2010:

Location	Metropolitan Area		Date Acquired	Amount (in millions)
New England Portfolio (1)	Various	(1)	January 22, 2010	$375.0

(1)	The New England Portfolio consists of 55 Middlesex Turnpike, Bedford, Massachusetts and a 100% condominium interest that represents 87.5% of the square footage of 128 First Avenue, Needham, Massachusetts, both located in the Boston metropolitan area, as well as 60-80 Merritt Boulevard, Trumbull, Connecticut, located in the New York Metro area. The New England Portfolio is considered three properties for our property count.

The properties’ aggregate acquisition amounts were allocated as follows: $21.2 million to land, $323.0 million to buildings and improvements, $2.2 million to tenant improvements, $55.0 million to identified intangible assets and $26.4 million to identified intangible liabilities. There was no contingent consideration associated with the acquisition. Revenues and operating income for the New England Portfolio for the quarter ended March 31, 2010 and the operating revenues and operating income of the combined entity had the acquisition date been January 1, 2010 or January 1, 2009, are:

	Operating Revenues	Operating Income
	(in millions)
Actual from January 22, 2010 through March 31, 2010	$13.1	$4.0
Supplemental pro forma January 1, 2010 through March 31, 2010 (1)	195.8	56.4
Supplemental pro forma January 1, 2009 through March 31, 2009 (1)	164.2	43.1

(1)

These unaudited pro forma results do not purport to be indicative of what operating results would have been had the acquisitions occurred on January 1, 2010 and January 1, 2009, respectively, and may not be indicative of future operating results.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(unaudited)

4. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (acquired in place lease value and acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of March 31, 2010 and December 31, 2009.

	Balance as of
(Amounts in thousands)	March 31, 2010	December 31, 2009
Acquired in place lease value:
Gross amount	$421,294	$377,336
Accumulated amortization	(224,189)	(215,030)

Net	$197,105	$162,306

Acquired above market leases:
Gross amount	$72,096	$62,757
Accumulated amortization	(38,351)	(36,896)

Net	$33,745	$25,861

Acquired below market leases:
Gross amount	$173,070	$147,938
Accumulated amortization	(82,036)	(78,627)

Net	$91,034	$69,311

Amortization of acquired below-market lease value, net of acquired above-market lease value, resulted in an increase to rental revenues of $2.3 million and $2.1 million for the three months ended March 31, 2010 and 2009, respectively. Estimated annual amortization of acquired below-market lease value, net of acquired above-market lease value, for each of the five succeeding years, commencing January 1, 2011 is as follows:

(Amounts in thousands)
2011	$9,391
2012	6,332
2013	6,269
2014	5,535
2015	4,789

Amortization of acquired in place lease value (a component of depreciation and amortization expense) was $9.9 million and $9.1 million for the three months ended March 31, 2010 and 2009, respectively. Estimated annual amortization of acquired in place lease value for each of the five succeeding years, commencing January 1, 2011 is as follows:

(Amounts in thousands)
2011	$32,321
2012	27,347
2013	26,312
2014	22,680
2015	17,309

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(unaudited)

5. Debt

A summary of outstanding indebtedness as of March 31, 2010 and December 31, 2009, respectively, is as follows (in thousands):

Properties	Interest Rate at March 31, 2010	Maturity Date		Principal Outstanding March 31, 2010		Principal Outstanding December 31, 2009
Mortgage loans:
Secured Term Debt (1)(2)	5.65%	Nov. 11, 2014		$143,426		$144,078
3 Corporate Place (2)	6.72%	Aug. 1, 2011	(3)	80,000		80,000
200 Paul Avenue 1-4 (2)	5.74%	Oct. 8, 2015		77,391		77,803
2045 & 2055 LaFayette Street (2)	5.93%	Feb. 6, 2017		67,053		67,271
Mundells Roundabout	3-month GBP LIBOR + 1.20%(5)	Nov. 30, 2013		65,055	(7)	69,154	(7)
600 West Seventh Street	5.80%	Mar. 15, 2016		55,190		55,524
34551 Ardenwood Boulevard 1-4 (2)	5.95%	Nov. 11, 2016		54,778		54,945
1100 Space Park Drive (2)	5.89%	Dec. 11, 2016		54,775		54,944
1350 Duane Avenue/3080 Raymond Street (2)	5.42%	Oct. 1, 2012		52,800		52,800
150 South First Street (2)	6.30%	Feb. 6, 2017		52,601		52,760
114 Rue Ambroise Croizat (4)	3-month EURIBOR + 1.35%(5)	Jan. 18, 2012		42,391	(6)	45,067	(6)
Clonshaugh Industrial Estate II	3-month EURIBOR + 4.50%(5)	Sep. 4, 2014		40,599	(6)	42,993	(6)
1500 Space Park Drive (2)	6.15%	Oct. 5, 2013		41,400		41,883
2334 Lundy Place (2)	5.96%	Nov. 11, 2016		39,838		39,960
Unit 9, Blanchardstown Corporate Park (4)	3-month EURIBOR + 1.35%(5)	Jan. 18, 2012		36,445	(6)	38,746	(6)
Cressex 1 (8)	5.68%	Oct. 16, 2014		27,739	(7)	29,486	(7)
6 Braham Street	3-month GBP LIBOR + 0.90%(5)	Apr. 10, 2011		19,445	(7)	20,831	(7)
1201 Comstock Street	1-month LIBOR + 3.50%(5)	Jun. 24, 2012	(3)	17,551		17,737
Datacenter Park — Dallas	5.00%	Sep. 15, 2010	(3)	17,000		17,000
Paul van Vlissingenstraat 16	3-month EURIBOR + 1.60%(5)	Jul. 18, 2013		14,304	(6)	15,208	(6)
Chemin de l'Epinglier 2	3-month EURIBOR + 1.50%(5)	Jul. 18, 2013		10,390	(6)	11,046	(6)
Gyroscoopweg 2E-2F (9)	3-month EURIBOR + 1.50%(5)	Oct. 18, 2013		9,107	(6)	9,682	(6)
1125 Energy Park Drive (2)	7.62%(10)	Mar. 1, 2032		9,166		9,203
Manchester Technopark (8)	5.68%	Oct. 16, 2014		8,438	(7)	8,970	(7)
731 East Trade Street	8.22%	Jul. 1, 2020		5,261		5,315

				1,042,143		1,062,406
Revolving credit facility	Various(11)	Aug. 31, 2010	(3)	—	(12)	205,547	(12)
Unsecured senior notes — Series A	7.000%	Jul. 24, 2011		25,000		25,000
Unsecured senior notes — Series B	9.320%	Nov. 5, 2013		33,000		33,000
Unsecured senior notes — Series C	9.680%	Jan. 6, 2016		25,000		25,000
Unsecured senior notes — Series D	4.570%	Jan. 20, 2015		50,000		—
Unsecured senior notes — Series E	5.730%	Jan. 20, 2017		50,000		—
Unsecured senior notes — Series F	4.500%	Feb. 3, 2015		17,000		—
5.875% notes due 2020	5.875%	Feb. 1, 2020		500,000		—
4.125% exchangeable senior debentures due 2026	4.125%	Aug. 15, 2026	(13)	172,500		172,500
5.50% exchangeable senior debentures due 2029	5.50%	Apr. 15, 2029	(14)	266,400		266,400

Total principal outstanding				2,181,043		1,789,853
Unamortized discount on 5.875% unsecured senior notes due 2020				(8,411)		—
Unamortized discount on 4.125% exchangeable senior debentures due 2026				(5,641)		(6,666)
Unamortized premium—1125 Energy Park Drive, 731 East Trade Street, 1500 Space Park Drive and 1350 Duane Avenue/3080 Raymond Street mortgages				1,218		1,257

Total indebtedness				$2,168,209		$1,784,444

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(unaudited)

(1)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.
(2)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.
(3)	Two one-year extensions are available, which we may exercise if certain conditions are met except for 1201 Comstock Street, which has a one-year extension available.
(4)	These loans are also secured by a €4.0 million letter of credit. These loans are cross-collateralized by the two properties.
(5)	We have entered into interest rate swap or interest rate cap agreements as a cash flow hedge for interest generated by these US LIBOR, EURIBOR and GBP LIBOR based loans. See note 9 for further information.
(6)	Based on exchange rate of $1.35 to €1.00 as of March 31, 2010 and $1.43 to €1.00 as of December 31, 2009.
(7)	Based on exchange rate of $1.52 to £1.00 as of March 31, 2010 and $1.61 to £1.00 as of December 31, 2009.
(8)	These loans are also secured by a £7.8 million letter of credit. These loans are cross-collateralised by the two properties.
(9)	This loan is also secured by a €1.3 million letter of credit.
(10)	If the loan is not repaid by March 1, 2012, the interest rate increases to the greater of 9.62% or the then treasury rate plus 2%.
(11)	The interest rate under our revolving credit facility equals either (i) US LIBOR, EURIBOR and GBP LIBOR (ranging from 1- to 6-month maturities) plus a margin of between 1.10% and 2.00% or (ii) the greater of (x) the base rate announced by the lender and (y) 1/2 of 1% per annum above the federal funds rate, plus a margin of between 0.100%—1.000%. In each case, the margin is based on our total leverage ratio. We incur a fee ranging from 0.125% to 0.20% for the unused portion of our unsecured revolving credit facility.
(12)	Balances as of March 31, 2010 and December 31, 2009 are as follows (balances, in thousands):

Denomination of Draw	Balance as of March 31, 2010	Weighted-average interest rate	Balance as of December 31, 2009		Weighted- average interest rate
US ($)	$—	—	$195,500		1.34%
Euro (€)	—	—	10,047	(a)	1.58%

Total	$—	—	$205,547		1.35%

(a)	Based on exchange rate of $1.43 to €1.00 as of December 31, 2009.

(13)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of August 15, 2011, August 15, 2016 and August 15, 2021. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on August 18, 2011.
(14)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of April 15, 2014, April 15, 2019 and April 15, 2024. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on April 18, 2014.

As of March 31, 2010, our revolving credit facility had a total capacity of $750.0 million and matures in August 2010, subject to two one-year extension options exercisable by us. The bank group is obligated to grant extension options provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility. Interest on outstanding borrowings under the revolving credit facility are generally based on 1-month US LIBOR, 1-month EURIBOR and 1-month GBP LIBOR, plus a margin of 1.10%. The margin can range from 1.10% to 2.00%, depending on our Operating Partnership’s total overall leverage. The revolving credit facility has a $515.0 million sub-facility for multicurrency advances in British Pound Sterling, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes. As of March 31, 2010, there was no outstanding balance under this facility, and $23.2 million of letters of credit were issued.

The credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios as well as a pool of unencumbered assets. In addition, except to enable us to maintain our status as a REIT for federal income tax purposes, we are not permitted during any four consecutive fiscal quarters to make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined, for such period, subject to certain other adjustments. As of March 31, 2010, we were in compliance with all of such covenants.

Some of our mortgage loans are subject to prepayment lock-out periods. The terms of the following mortgage loans contain prepayment lock-out periods through the dates listed below:

Loan	Date
200 Paul Avenue 1-4	November 2010
1125 Energy Park Drive	December 2011

During the three months ended March 31, 2010 and 2009, we capitalized interest of approximately $1.9 million and $3.1 million, respectively.

4.125% Exchangeable Senior Debentures due 2026

On August 15, 2006, the Operating Partnership issued $172.5 million of its 4.125% exchangeable senior debentures due August 15, 2026 (the 2026 Debentures). Costs incurred to issue the 2026 Debentures were approximately $5.4 million, net of the amount allocated to the equity component of the debentures. These costs are being amortized over a period of five years, which represents the estimated term of the 2026 Debentures, and are included in deferred financing costs, net in the condensed consolidated balance sheet. The 2026 Debentures are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership.

Interest is payable on August 15 and February 15 of each year beginning February 15, 2007 until the maturity date of August 15, 2026. The 2026 Debentures bear interest at 4.125% per annum and contain an exchange settlement feature, which provides that the

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(unaudited)

2026 Debentures may, under certain circumstances, be exchangeable for cash (up to the principal amount of the 2026 Debentures) and, with respect to any excess exchange value, into cash, shares of our common stock or a combination of cash and shares of our common stock at an exchange rate that was initially 30.6828 shares per $1,000 principal amount of 2026 Debentures. The exchange rate on the 2026 Debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.265 per share per quarter (the “reference dividend”). Effective March 11, 2010, the exchange rate has been adjusted to 31.411 shares per $1,000 principal amount of 2026 Debentures as a result of the aggregate dividends in excess of the reference dividend that we declared and paid on our common stock beginning with the quarter ended December 31, 2006 and through the quarter ended March 31, 2010.

Prior to August 18, 2011, the Operating Partnership may not redeem the 2026 Debentures except to preserve its status as a REIT for U.S. federal income tax purposes. On or after August 18, 2011, at the Operating Partnership’s option, the 2026 Debentures are redeemable in cash in whole or in part at 100% of the principal amount plus unpaid interest, if any, accrued to, but excluding, the redemption date, upon at least 30 days’ but not more than 60 days’ prior written notice to holders of the 2026 Debentures.

The holders of the 2026 Debentures have the right to require the Operating Partnership to repurchase the 2026 Debentures in cash in whole or in part on each of August 15, 2011, August 15, 2016 and August 15, 2021, and in the event of a designated event, for a repurchase price equal to 100% of the principal amount of the 2026 Debentures plus unpaid interest, if any, accrued to, but excluding, the repurchase date. Designated events include certain merger or combination transactions, non-affiliates becoming the beneficial owner of more than 50% of the total voting power of our capital stock, a substantial turnover of our company’s directors within a 12- month period and our ceasing to be the general partner of the Operating Partnership. Certain events are considered “Events of Default,” which may result in the accelerated maturity of the 2026 Debentures, including a default for 30 days in payment of any installment of interest under the 2026 Debentures, a default in the payment of the principal amount or any repurchase price or redemption price due with respect to the 2026 Debentures and the Operating Partnership’s failure to deliver cash or any shares of our common stock within 15 days after the due date upon an exchange of the 2026 Debentures, together with any cash due in lieu of fractional shares of our common stock.

In addition, the 2026 Debentures are exchangeable (i) prior to July 15, 2026, during any fiscal quarter after the fiscal quarter ended September 30, 2006, if the closing sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the exchange price in effect on the last trading day of the immediately preceding fiscal quarter, (ii) prior to July 15, 2026, during the five business day period after any five consecutive trading day period in which the average trading price per $1,000 principal amount of 2026 Debentures was equal to or less than 98% of the product of the closing sale price of the common stock during such period, multiplied by the applicable exchange rate, (iii) if we call the 2026 Debentures for redemption and (iv) any time on or after July 15, 2026.

We have entered into a registration rights agreement whereby we agreed to register the shares of common stock which could be issued in the future upon exchange of the 2026 Debentures. We filed the shelf registration statement with the U.S. Securities and Exchange Commission in April 2007.

The following table provides additional information about the 2026 Debentures as of the date presented pursuant to requirements under U.S. GAAP for convertible debt instruments that require the principal amount to be settled in cash upon conversion:

	4.125% Exchangeable Senior Debentures due 2026
($ and shares in thousands, except exchange price)	March 31, 2010	December 31, 2009
Carrying amount of the equity component	$18,280	$18,280
Principal amount of the liability component	$172,500	$172,500
Unamortized discount of the liability component	$5,641	$6,666
Net carrying amount of the liability component	$166,859	$165,834
Remaining amortization period of discount	16 months	19 months
Exchange price	$31.84	$32.22
Number of shares to be issued upon exchange (a)	2,236	1,923
The amount by which the if-exchanged value exceeds the principal amount (a)	$121,177	$96,693
Effective interest rate on liability component	6.75%	6.75%
Non-cash interest cost recognized for the period ended	$1,025	$959	(b)
Coupon rate interest cost recognized for the period ended	$1,779	$1,779	(b)

(a)

In accordance with accounting guidance on convertible debt instruments that requires the principal amount to be settled in cash upon conversion, we are required to disclose the exchange price and the number of shares on which the aggregate consideration to be delivered upon exchange is determined (principal plus excess value). Our exchangeable senior debentures require the entire principal amount to be settled in cash, and at our option, any excess value above the principal amount may be settled in cash or

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(unaudited)

common shares. Based on the March 31, 2010 and December 31, 2009 closing share prices of our common shares and the conversion prices in the table above, the excess value was approximately $121.2 million and $96.7 million, respectively; accordingly, approximately 2.2 million and 1.9 million common shares, respectively, would be issued if these Debentures were settled on these dates and we elected to settle the excess value in shares of our common stock.
(b)	Amounts are for the three months ended March 31, 2009.

5.50% Exchangeable Senior Debentures due 2029

On April 20, 2009, the Operating Partnership issued $266.4 million of its 5.50% exchangeable senior debentures due April 15, 2029 (the 2029 Debentures). Costs incurred to issue the 2029 Debentures were approximately $7.8 million. These costs are being amortized over a period of five years, which represents the estimated term of the 2029 Debentures, and are included in deferred financing costs, net in the condensed consolidated balance sheet. The 2029 Debentures are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership.

Interest is payable on October 15 and April 15 of each year beginning October 15, 2009 until the maturity date of April 15, 2029. The 2029 Debentures bear interest at 5.50% per annum and may be exchanged for shares of our common stock at an exchange rate that was initially 23.2558 shares per $1,000 principal amount of 2029 Debentures. The exchange rate on the 2029 Debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.33 per share per quarter (the “reference dividend”). Due to the fact that the exchange feature for the 2029 Debentures must be settled in the common stock of the Company, new accounting guidance on convertible debt instruments that requires the principal amount to be settled in cash upon conversion does not apply.

Prior to April 18, 2014, the Operating Partnership may not redeem the 2029 Debentures except to preserve its status as a REIT for U.S. federal income tax purposes. On or after April 18, 2014, at the Operating Partnership’s option, the 2029 Debentures are redeemable in cash in whole or in part at 100% of the principal amount plus unpaid interest, if any, accrued to, but excluding, the redemption date, upon at least 30 days’ but not more than 60 days’ prior written notice to holders of the 2029 Debentures.

The holders of the 2029 Debentures have the right to require the Operating Partnership to repurchase the 2029 Debentures in cash in whole or in part on each of April 15, 2014, April 15, 2019 and April 15, 2024, and in the event of a designated event, for a repurchase price equal to 100% of the principal amount of the 2029 Debentures plus unpaid interest, if any, accrued to, but excluding, the repurchase date. Designated events include certain merger or combination transactions, non-affiliates becoming the beneficial owner of more than 50% of the total voting power of our capital stock, a substantial turnover of our company’s directors within a 12-month period without the approval of existing members and our ceasing to be the general partner of the Operating Partnership. Certain events are considered “Events of Default,” which may result in the accelerated maturity of the 2029 Debentures, including a default for 30 days in payment of any installment of interest under the 2029 Debentures, a default in the payment of the principal amount or any repurchase price or redemption price due with respect to the 2029 Debentures and the Operating Partnership’s failure to deliver shares of our common stock within 15 days after the due date upon an exchange of the 2029 Debentures, together with any cash due in lieu of fractional shares of our common stock.

We have entered into a registration rights agreement whereby we must register the shares of common stock which could be issued in the future upon exchange of the 2029 Debentures. We filed the shelf registration statement with the U.S. Securities and Exchange Commission in December 2009.

5.875% Notes due 2020

On January 28, 2010, the Operating Partnership issued $500.0 million aggregate principal amount of notes, maturing on February 1, 2020 with an interest rate of 5.875% per annum (the 2020 Notes). The purchase price paid by the initial purchasers was 98.296% of the principal amount. The 2020 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by us. Interest on the 2020 Notes are payable on February 1 and August 1 of each year, beginning on August 1, 2010. The net proceeds from the offering after deducting the original issue discount of approximately $8.5 million and underwriting commissions and expenses of approximately $4.4 million was approximately $487.1 million. We used the net proceeds from the offering to temporarily repay our borrowings under our revolving credit facility, fund development and redevelopment opportunities and for general corporate purposes. The 2020 Notes have been reflected net of discount in the condensed consolidated balance sheet.

The indenture relating to the 2020 Notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At March 31, 2010, we were in compliance with each of these financial restrictions and requirements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(unaudited)

Unsecured Senior Notes

On January 20, 2010, our operating partnership closed the sale of $100.0 million aggregate principal amount of its senior unsecured term notes to Prudential Investment Management, Inc. and certain of its affiliates, or, collectively, Prudential, pursuant to the Prudential shelf facility. The notes were issued in two series referred to as the series D and series E notes. The series D notes have a principal amount of $50.0 million, an interest-only rate of 4.57% per annum and a five-year maturity, and the series E notes have a principal amount of $50.0 million, an interest-only rate of 5.73% per annum and a seven-year maturity. On February 3, 2010, our operating partnership closed the sale of an additional $17.0 million aggregate principal amount of its senior unsecured term notes, which we refer to as the series F notes, to Prudential pursuant to the Prudential shelf facility. The series F notes have an interest-only rate of 4.50% per annum and a five-year maturity. We used the proceeds of the series D, series E and series F notes to fund acquisitions, to temporarily repay borrowings under our revolving credit facility, to fund working capital and for general corporate purposes. As of March 31, 2010 and December 31, 2009, there was $200.0 million and $83.0 million of unsecured senior notes outstanding, respectively.

The table below summarizes our debt maturities and principal payments as of March 31, 2010 (in thousands):

	Revolving Credit Facility (1)	Unsecured Senior Notes	5.875% Notes due 2020	Mortgage Loans	Exchangeable Senior Debentures		Total Debt
Remainder of 2010	$—	$—	$—	$27,597	$—		$27,597
2011	—	25,000	—	113,927	172,500	(2)	311,427
2012	—	—	—	159,179	—		159,179
2013	—	33,000	—	144,576	—		177,576
2014	—	—	—	216,288	266,400	(3)	482,688
Thereafter	—	142,000	500,000	380,576	—		1,022,576

Subtotal	$—	$200,000	$500,000	$1,042,143	$438,900		$2,181,043
Unamortized discount	—	—	(8,411)	—	(5,641)		(14,052)
Unamortized premium	—	—	—	1,218	—		1,218

Total	$—	$200,000	$491,589	$1,043,361	$433,259		$2,168,209

(1)

Subject to two one-year extension options exercisable by us. The bank group is obligated to grant extension options provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility.

(2)	Assumes maturity of the 2026 Debentures at first redemption date in August 2011.
(3)	Assumes maturity of the 2029 Debentures at first redemption date in April 2014.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(unaudited)

6. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2010	2009
Net income available to common stockholders	$14,744	$10,295

Weighted average shares outstanding—basic	77,770,691	74,703,755
Potentially dilutive common shares:
Stock options	195,652	191,413
Class C Units (2007 Grant)	581,052	—
Excess exchange value of the 2026 Debentures	2,065,265	—

Weighted average shares outstanding—diluted	80,612,660	74,895,168

Income per share:
Basic	$0.19	$0.14

Diluted	$0.18	$0.14

On or after July 15, 2026, the 2026 Debentures may be exchanged at the then applicable exchange rate for cash (up to the principal amount of the 2026 Debentures) and, with respect to any excess exchange value, into cash, shares of our common stock or a combination of cash and shares of our common stock. The 2026 Debentures are also exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events. During the three months ended March 31, 2010, the weighted average common stock price exceeded the strike price as of March 31, 2010 of $31.84. Therefore, using the treasury method, 2,065,265 shares of common stock contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common shares in determining diluted earnings per share for the three months ended March 31, 2010. During the three months ended March 31, 2009, the weighted average common stock price did not exceed the current strike price of $32.22 per share and no excess exchange value existed as of March 31, 2009. Therefore, using the treasury method, no common stock contingently issuable upon settlement of the excess exchange value was included in the diluted share count in determining diluted earnings per share for the three months ended March 31, 2009.

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended March 31,
	2010	2009
Weighted average of common Operating Partnership units not owned by us	5,462,409	5,846,270
Potentially dilutive outstanding stock options	6,284	565,592
Potentially dilutive 2029 Debentures	6,195,345	—
Potentially dilutive outstanding Class C Units (2007 Grant)	—	750,724
Potentially dilutive Series C Cumulative Convertible Preferred Stock	3,657,477	3,614,777
Potentially dilutive Series D Cumulative Convertible Preferred Stock	8,215,221	8,215,221

	23,536,736	18,992,584

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(unaudited)

7. Income Taxes

We have elected to be taxed as a REIT and believe that we have complied with the REIT requirements of the Code. As a REIT, we are generally not subject to corporate level federal income and excise taxes on taxable income to the extent it is currently distributed to our stockholders. Since inception, we have distributed 100% of our taxable income and intend to do so for tax year ending December 31, 2010. As such, no provision for federal income taxes has been included in the accompanying interim condensed consolidated financial statements for the three months ended March 31, 2010 and 2009.

As a REIT, we are subject to local and state taxes in certain states where we operate. We are also subject to foreign income taxes in countries that do not recognize U.S. REITs under their respective tax laws. Income taxes for these jurisdictions are accrued, as necessary, for the three months ended March 31, 2010 and 2009.

We have elected taxable REIT subsidiary (TRS) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs and hold assets that REITs cannot hold directly. Income taxes for TRS entities are accrued, as necessary, for the three months ended March 31, 2010 and 2009.

For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(unaudited)

8. Equity

(a) Stockholders’ and Noncontrolling Interests Equity

The following table presents a reconciliation of the carrying amount of equity for the period indicated ($ in thousands):

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Venture	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2009	$662,338	76,812,783	$766	$1,155,709	$(231,871)	$(27,947)	$1,558,995	$58,192	$17,614	$75,806	$1,634,801
Conversion of units to common stock	—	151,394	1	1,710	—	—	1,711	(1,711)	—	(1,711)	—
Issuance of restricted stock, net of forfeitures	—	62,572	—	—	—	—	—	—	—	—	—
Net proceeds from sale of common stock	—	1,099,379	11	54,613	—	—	54,624	—	—	—	54,624
Exercise of stock options	—	50,527	1	1,894	—	—	1,895	—	—	—	1,895
Amortization of unearned compensation regarding share based awards	—	—	—	2,695	—	—	2,695	—	—	—	2,695
Dividends declared on preferred stock	—	—		—	(10,101)	—	(10,101)	—	—	—	(10,101)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(37,512)	—	(37,512)	(2,631)	—	(2,631)	(40,143)
Reclassification of vested share based awards	—	—	—	(2,855)	—	—	(2,855)	2,855	—	2,855	—
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—		52	52	52
Net income	—	—	—	—	24,845	—	24,845	973	(232)	741	25,586
Other comprehensive income - foreign currency translation adjustments	—	—	—	—	—	(17,155)	(17,155)	(1,132)	—	(1,132)	(18,287)
Other comprehensive income - fair value of interest rate swaps	—	—	—	—	—	(4,011)	(4,011)	(265)	—	(265)	(4,276)
Other comprehensive income - reclassification of other comprehensive income to interest expense	—	—	—	—	—	1,556	1,556	103	—	103	1,659

Balance as of March 31, 2010	$662,338	78,176,655	$779	$1,213,766	$(254,639)	$(47,557)	$1,574,687	$56,384	$17,434	$73,818	$1,648,505

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(unaudited)

(b) Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by us. The following table shows the ownership interest in the Operating Partnership as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Number of units	Percentage of total	Number of units	Percentage of total
The Company	78,176,655	93.5%	76,812,783	93.4%
Noncontrolling interests consist of:
Common units held by third-parties	4,235,549	5.0	4,360,549	5.3
Incentive units held by employees and directors (see note 9)	1,226,540	1.5	1,058,548	1.3

	83,638,744	100.0%	82,231,880	100.0%

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

The redemption value of the noncontrolling Operating Partnership common and the vested incentive units was approximately $265.8 million and $249.5 million based on the closing market price of the Company’s common stock on March 31, 2010 and December 31, 2009, respectively.

The following table shows activity for the noncontrolling interests in the Operating Partnership for the three months ended March 31, 2010:

	Common Units	Incentive Units	Total
As of December 31, 2009	4,360,549	1,058,548	5,419,097
Redemption of common units for shares of our common stock (1)	(125,000)	—	(125,000)
Conversion of incentive units held by employees and directors for shares of our common stock (1)	—	(26,394)	(26,394)
Grant of incentive units to employees and directors	—	194,386	194,386

As of March 31, 2010	4,235,549	1,226,540	5,462,089

(1)	This redemption was recorded as a reduction to noncontrolling interests in Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(unaudited)

(c) Dividends and Distributions

In 2010, we have declared the following dividends and equivalent distributions on units in our Operating Partnership (in thousands):

Date dividend and distribution declared	Dividend and distribution payable date	Series A Preferred Stock (1)	Series B Preferred Stock (2)	Series C Preferred Stock (3)	Series D Preferred Stock (4)	Common Stock and Operating Partnership Common and Incentive Units
February 23, 2010	March 31, 2010	$2,199	$1,246	$1,914	$4,742	$40,143	(5)

(1)	$2.125 annual rate of dividend per share.
(2)	$1.969 annual rate of dividend per share.
(3)	$1.094 annual rate of dividend per share.
(4)	$1.375 annual rate of dividend per share.
(5)	$1.920 annual rate of dividend and distribution per share and unit.

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

As of March 31, 2010, 3,813,576 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Amended and Restated 2004 Incentive Award Plan. Each long-term incentive and Class C Unit issued under the Amended and Restated 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the Amended and Restated 2004 Incentive Award Plan and the individual award limit discussed above.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(unaudited)

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

During the three months ended March 31, 2010 and 2009, certain employees were granted an aggregate of 107,993 and 148,310 long-term incentive units, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of units ultimately granted to the employee. The performance condition is based upon our achievement of the respective fiscal years’ Funds From Operations per share targets. Upon evaluating the results of the performance condition, the final number of units is determined and such units vest based on achievement of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the original grant date and 30% vesting on each of the third and fourth anniversaries of the original grant date provided the grantee continues employment on each anniversary date. Based on our 2009 FFO per diluted share and unit, as adjusted by our compensation committee, all of the 2009 long-term incentive units satisfied the performance condition. The grant date fair values, which equal the market price of our common stock, are being expensed on a straight-line basis over the vesting period of the long-term incentive units, which ranges from four to five years.

The expense recorded for the three months ended March 31, 2010 and 2009 related to long-term incentive units was approximately $1.2 million and $0.9 million, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.2 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $17.7 million and $9.3 million as of March 31, 2010 and December 31, 2009, respectively. We expect to recognize this unearned compensation over the next 3.2 years on a weighted average basis.

(b) Class C Profits Interest Units

On May 2, 2007, we granted an award of Class C Profits Interest Units of the Operating Partnership or restricted stock units, which we refer to collectively as the Class C Units, under the First Amended and Restated 2004 Incentive Award Plan (2007 Grant) to each of our named executive officers and certain other officers and employees.

The Class C Units subject to this award will vest based on the achievement of a total shareholder return (which we refer to as the market condition) as measured on November 1, 2008 (which we refer to as the first measurement date) and May 1, 2010 (which we refer to as the second measurement date). If:

•	with respect to the first measurement date, we achieve a total shareholder return equal to at least 18% over the period commencing on May 2, 2007 and ending on November 1, 2008; and

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(unaudited)

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

As of March 31, 2010 and December 31, 2009, approximately 685,000 Class C Units related to the 2007 Grant had been awarded to our executive officers and other employees. The fair value of the 2007 Grant was measured on the grant date using a Monte Carlo simulation to estimate the probability of the multiple market conditions being satisfied. The Monte Carlo simulation uses a statistical formula underlying the Black-Scholes and binomial formulas, and such simulation was run approximately 100,000 times. For each simulation, the value of the payoff was calculated at the settlement date and was then discounted to the grant date at a risk-free interest rate. The expected value of the Class C units on the grant date was determined by multiplying the average of the values over all simulations by the number of outstanding shares of common stock and Operating Partnership units. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. Other significant assumptions used in the valuation included an expected term of 36 months, expected stock price volatility of 23%, a risk-free interest rate of 4.6%, and a dividend growth rate of 5.0 percent. The fixed award limit under the plan is $17 million for the first market condition and $40 million for the second market condition, and there were 69.2 million shares of common stock and Operating Partnership units outstanding as of the 2007 grant date. The grant date fair value of these awards of approximately $11.8 million will be recognized as compensation expense on a straight line basis over the expected service period of five years. The unearned compensation as of March 31, 2010 and December 31, 2009 was $4.5 million and $5.0 million, respectively. As of March 31, 2010 and December 31, 2009, none of the above awards had vested. We recognized compensation expense related to these Class C Units of $0.5 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $0.1 million for the three months ended March 31, 2010.

(c) Stock Options

The fair value of each option granted under the 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model. For the three months ended March 31, 2010 and 2009, no stock options were granted. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. The expense recorded for the three months ended March 31, 2010 and 2009 was approximately $0.2 million. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.1 million for both the three months ended March 31, 2010 and 2009. Unearned compensation representing the unvested portion of the stock options totaled $2.2 million and $2.5 million as of March 31, 2010 and December 31, 2009, respectively. We expect to recognize this unearned compensation over the next 1.9 years on a weighted average basis.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(unaudited)

The following table summarizes the 2004 Incentive Award Plan’s stock option activity for the three months ended March 31, 2010:

	Three months ended March 31, 2010
	Shares	Weighted average exercise price
Options outstanding, beginning of period	620,276	$30.63
Exercised	(50,527)	37.50
Cancelled / Forfeited	—	—

Options outstanding, end of period	569,749	$30.02

Exercisable, end of period	353,586	$24.45

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2010:

Options outstanding					Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate Intrinsic Value	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate Intrinsic Value
$12.00-13.02	182,369	4.58	$12.01	$7,694,697	182,369	4.58	$12.01	$7,694,697
$20.37-28.09	36,641	5.75	23.47	1,125,836	19,303	5.71	$22.89	604,463
$33.18-41.73	350,739	6.99	40.07	4,955,642	151,914	6.96	39.59	2,219,116

	569,749	6.14	$30.02	$13,776,175	353,586	5.66	$24.45	$10,518,276

(d) Restricted Stock

During the three months ended March 31, 2010 and 2009, certain employees were granted an aggregate of 30,329 and 47,815 shares of restricted stock, respectively. The grant date fair values, which equal the market price of our common stock, are being expensed on a straight-line basis over the vesting period of the restricted stock, which is four years. During the three months ended March 31, 2010 and 2009, certain employees were also granted an aggregate of 37,914 and 53,909 shares of restricted stock which, in addition to a service condition, are subject to a performance condition that impacts the number of shares ultimately granted to the employee. The performance condition is based upon our achievement of the respective year’s FFO per share targets. Upon evaluating the results of the performance condition, the final number of shares is determined and such shares vest based on achievement of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the original grant date and 30% vesting on each of the third and fourth anniversaries of the original grant date provided the grantee continues employment on each anniversary date. Based on our 2009 FFO per diluted share and unit, as adjusted by our compensation committee, all of the 2009 restricted stock satisfied the performance condition.

The expense recorded for the three months ended March 31, 2010 and 2009 related to grants of restricted stock was approximately $0.3 million and $0.2 million, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.2 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $6.1 million and $3.3 million as of March 31, 2010 and December 31, 2009, respectively. We expect to recognize this unearned compensation over the next 3.3 years on a weighted average basis.

10. Derivative Instruments

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(unaudited)

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

We record all our interest rate swaps and caps on the condensed consolidated balance sheet at fair value. In determining the fair value of our interest rate swaps and caps, we consider the credit risk of our counterparties. These counterparties are generally larger financial institutions engaged in providing a variety of financial services. These institutions generally face similar risks regarding adverse changes in market and economic conditions, including, but not limited to, fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads. The current and pervasive disruptions in the financial markets have heightened the risks to these institutions.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The fair value of these derivatives was ($10.1) million and ($7.5) million at March 31, 2010 and December 31, 2009, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2010 and 2009, respectively, there were no ineffective portions to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our debt. As of March 31, 2010, we estimate that an additional $6.2 million will be reclassified as an increase to interest expense during the twelve months ending March 31, 2011, when the hedged forecasted transactions impact earnings.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(unaudited)

As of March 31, 2010 and December 31, 2009, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of March 31, 2010		As of December 31, 2009		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of March 31, 2010	As of December 31, 2009
$19,444	(1)	$20,831	(1)	Swap	4.944	Jul. 10, 2006	Apr. 10, 2011	$(779)	$(952)
65,055	(1)	69,154	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013	(1,905)	(299)
14,304	(2)	15,208	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013	(1,025)	(889)
10,349	(2)	11,003	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013	(770)	(675)
9,107	(2)	9,682	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013	(676)	(579)
42,391	(2)	45,067	(2)	Swap	3.776	Dec. 5, 2006	Jan. 18, 2012	(1,951)	(1,887)
36,446	(2)	38,746	(2)	Swap	4.000	Dec. 20, 2006	Jan. 18, 2012	(1,768)	(1,794)
40,599	(2)	42,993	(2)	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014	(1,241)	(453)
17,552		17,737		Cap	4.000	June 24, 2009	June 25, 2012	24	70

$255,247		$270,421						$(10,091)	$(7,458)

(1)	Translation to U.S. dollars is based on exchange rate of $1.52 to £1.00 as of March 31, 2010 and $1.61 to £1.00 as of December 31, 2009.
(2)	Translation to U.S. dollars is based on exchange rate of $1.35 to €1.00 as of March 31, 2010 and $1.43 to €1.00 as of December 31, 2009.

We do not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2010 or December 31, 2009.

11. Fair Value of Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

Current accounting guidance requires the Company to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value. The Company’s disclosures of estimated fair value of financial instruments at March 31, 2010 and December 31, 2009, respectively, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. As described in note 10, the interest rate cap and interest rate swaps are recorded at fair value.

We calculate the fair value of our mortgage loans, unsecured senior notes and exchangeable senior debentures based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral and other loan terms, including excess exchange value which exists related to our 2026 Debentures. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt. The carrying value of our revolving credit facility approximates fair value, due to the short-term nature of this instrument along with the variability of interest rates.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(unaudited)

As of March 31, 2010 and December 31, 2009, the aggregate estimated fair value and carrying value of our revolving credit facility, mortgage loans, unsecured senior notes, the 2020 Notes and exchangeable senior debentures were as follows (in thousands):

	As of March 31, 2010		As of December 31, 2009
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Revolving credit facility (1)	$—	$—	$205,547	$205,547
Unsecured senior notes (2)	211,552	200,000	94,470	83,000
5.875% notes due 2020 (2)(3)	490,855	491,589	—	—
Mortgage loans (2)	1,048,950	1,043,361	1,054,293	1,063,663
Exchangeable senior debentures (2)(3)	657,495	433,259	624,618	432,234

	$2,408,852	$2,168,209	$1,978,928	$1,784,444

(1)	The carrying value of our revolving credit facility approximates estimated fair value, due to the short-term nature of this instrument along with the variability of interest rates.
(2)	Valuations for our unsecured senior notes and mortgage loans are determined based on the expected future payments discounted at risk-adjusted rates. The 2020 Notes and exchangeable senior debentures are valued based on quoted market prices.
(3)	The carrying value of the 2020 Notes is net of discount of $8,411 as of March 31, 2010. The carrying values of our exchangeable senior debentures are net of discount of $5,641 and $6,666 as of March 31, 2010 and December 31, 2009, respectively related to our 2026 Debentures.

12. Related Party Transactions

In December 2006, we entered into ten leases with tel(x), pursuant to which tel(x) provides enhanced meet-me-room services to our customers. The initial terms of these leases expire in 2026, and tel(x) has options to extend them through 2046. tel(x) was acquired by GI Partners Fund II, LLP in November 2006. Richard Magnuson, our Chairman, is also the chief executive officer of the advisor to GI Partners Fund II, LLP. Our condensed consolidated statements of operations include rental revenues of approximately $5.1 million and $4.2 million from tel(x) for the three months ended March 31, 2010 and 2009, respectively. In connection with the lease agreements, we entered into an operating agreement with tel(x), effective as of December 1, 2006, with respect to joint sales and marketing efforts, designation of representatives to manage the national relationship between us and tel(x) and future meet-me-room facilities. Under the operating agreement, tel(x) has a sixty-day option to enter into a meet-me-room lease for certain future meet-me-room buildings acquired by us or any buildings currently owned by us that are converted into a meet-me-room building. As of March 31, 2010, tel(x) leases 126,130 square feet from us under 26 lease agreements.

We also entered into an agreement with tel(x), effective as of December 1, 2006, with respect to percentage rent arising out of potential future lease agreements for rentable space in buildings covered by the meet-me-room lease agreements. Percentage rent earned during the three months ended March 31, 2010 amounted to approximately $11,000. No percentage rent was earned during the three months ended March 31, 2009.

In addition, in connection with the lease agreements, we entered into a management agreement with tel(x), effective as of December 1, 2007, pursuant to which tel(x) agreed to provide us with certain management services in exchange for a management fee of one percent of rents actually collected by tel(x).

13. Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 192,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2012. We made payments of approximately $10,000 to the seller during the three months ended March 31, 2010 and 2009. We have recorded approximately $2.5 million and $2.1 million for this contingent liability on our balance sheet at March 31, 2010 and December 31, 2009, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010 and 2009

(unaudited)

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other liabilities include $1.3 million for this liability as of March 31, 2010 and December 31, 2009. During the three months ended March 31, 2009, we paid approximately $0.2 million to the seller. There was no payment made during the three months ended March 31, 2010.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At March 31, 2010, we had open commitments related to construction contracts of approximately $61.0 million.

14. Tenant Leases

Revenues recognized from Savvis Communications comprised approximately 9.2% and 10.4% of total operating revenues, for the three months ended March 31, 2010 and 2009, respectively. Other than noted here, for the three months ended March 31, 2010 and 2009 no single tenant accounted for more than 10% of total operating revenues.

15. Subsequent Events

On May 1, 2010, we determined that 613,485 of the Class C Units granted in 2007 described in Note 9(b) above satisfied the market condition on the second measurement date (May 1, 2010), with the value of these units equal to the maximum amount of the award pool payable pursuant to the 2007 Grant on the second measurement date. Of the Class C Units that satisfied the market condition on May 1, 2010, 60% vested on May 1, 2010 and the remaining 40% will vest ratably each month thereafter for 24 months.

On April 27, 2010, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit.

Share Class	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Common stock and common unit
Dividend and distribution amount	$0.531250	$0.492188	$0.273438	$0.343750	$0.480000
Dividend and distribution payable date	June 30, 2010	June 30, 2010	June 30, 2010	June 30, 2010	June 30, 2010
Dividend payable to shareholders of record on	June 15, 2010	June 15, 2010	June 15, 2010	June 15, 2010	June 15, 2010
Annual equivalent rate of dividend and distribution	$2.125	$1.969	$1.094	$1.375	$1.920

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As used herein, the terms “we,” “our,” “us,” “the company” and “our company” refer to Digital Realty Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Digital Realty Trust, L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to as our operating partnership, and also include our predecessor. Our predecessor is comprised of the real estate activities and holdings of Global Innovation Partners LLC, or GI Partners, which GI Partners contributed to us in connection with our IPO.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, portfolio performance, leverage policy and acquisition and capital expenditure plans, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the impact of the recent deterioration in global economic, credit and market conditions; current local economic conditions in our geographic markets; decreases in information technology spending, including as a result of economic slowdowns or recession; adverse economic or real estate developments in our industry or the industry sectors that we sell to (including risks relating to decreasing real estate valuations and impairment charges); our dependence upon significant tenants; bankruptcy or insolvency of a major tenant or a significant number of smaller tenants; defaults on or non-renewal of leases by tenants; our failure to obtain necessary debt and equity financing; increased interest rates and operating costs; our failure to repay debt when due or our breach of covenants or other terms contained in our loan facilities and agreements; financial market fluctuations; changes in foreign currency exchange rates; our inability to manage our growth effectively; difficulty acquiring or operating properties in foreign jurisdictions; our failure to successfully operate acquired or redeveloped properties; risks related to joint venture investments, including as a result of our lack of control of such investments; delays or unexpected costs in development or redevelopment of properties; decreased rental rates or increased vacancy rates; increased competition or available supply of data center space; our inability to successfully develop and lease new properties and space held for redevelopment; difficulties in identifying properties to acquire and completing acquisitions; our inability to acquire off-market properties; our inability to comply with the rules and regulations applicable to public companies; our failure to maintain our status as a REIT; possible adverse changes to tax laws; restrictions on our ability to engage in certain business activities; environmental uncertainties and risks related to natural disasters; changes in foreign laws and regulations, including those related to taxation and real estate ownership and operation; and changes in real estate and zoning laws and increases in real property tax rates.

While forward-looking statements reflect our good faith beliefs, they are not guaranties of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2009. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Occupancy percentages discussed in the following discussion, for some of our properties, is calculated based on factors in addition to contractually leased square feet, including available power, required support space and common area.

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

Business and strategy. Our primary business objectives are to maximize: (i) sustainable long-term growth in earnings and funds from operations per share and (ii) cash flow and returns to our stockholders. We expect to achieve our objectives by focusing on our core business of investing in and redeveloping technology-related real estate. A significant component of our current and future internal growth is anticipated through the development of our existing space held for redevelopment and new properties. We target high quality, strategically located properties containing applications and operations critical to the day-to-day operations of corporate enterprise datacenter and technology industry tenants and properties that may be redeveloped for such use. Most of our properties contain fully redundant electrical supply systems, multiple power feeds, above-standard precision cooling systems, raised floor areas, extensive in-building communications cabling and high-level security systems. We focus solely on technology-related real estate because we believe that the growth in corporate datacenter adoption and the technology-related real estate industry generally will continue to be superior to that of the overall economy.

As of March 31, 2010, we owned an aggregate of 84 technology-related real estate properties, excluding one property held as an investment in an unconsolidated joint venture, with approximately 15.0 million rentable square feet including approximately 1.8 million square feet of space held for redevelopment. At March 31, 2010, approximately 185,000 square feet of our space held for redevelopment was under construction for Turn-Key Datacenter® space in four U.S. markets and one European market.

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

We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to our common stock and our preferred stock. We currently intend to limit our indebtedness to 60% of our total market capitalization and, based on the closing price of our common stock on March 31, 2010 of $54.20, our ratio of debt to total market capitalization was approximately 29% as of March 31, 2010. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us (with the per unit value equal to the market value of one share of our common stock and excluding long-term incentive units and Class C units), plus the book value of our total consolidated indebtedness.

Revenue base. As of March 31, 2010, we owned 84 properties through our operating partnership, excluding one property held as an investment in an unconsolidated joint venture. These properties are mainly located throughout the U.S., with 13 properties located in Europe and one property in Canada. We acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties Acquired (1)	Net Rentable Square Feet (2)	Square Feet of Space Held for Redevelopment as of March 31, 2010 (3)
2002	5	1,125,292	19,890
2003	6	1,028,185	30,175
2004	10	2,587,455	99,014
2005	20	3,314,225	196,072
2006	16	2,104,209	117,389
2007 (4)	13	1,641,580	265,259
2008	5	227,666	336,582
2009	6	633,090	764,217
2010	3	550,290	—

Properties owned as of March 31, 2010	84	13,211,992	1,828,598

(1)	Excludes properties sold in 2007 and 2006: 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006.
(2)	Current net rentable square feet as of March 31, 2010, which represents the current square feet at buildings under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes tenants’ proportional share of common areas but excludes space held for redevelopment.

(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space. The amounts included in this table represent current redevelopment space as of March 31, 2010 in the properties acquired during the relevant period.
(4)	Includes a developed building (43915 Devin Shafron Drive) placed into service in 2010 that is being included with a property (Devin Shafron buildings) that was acquired in 2007.

As of March 31, 2010, the properties in our portfolio were approximately 95.2% leased excluding 1.8 million square feet held for redevelopment. Due to the capital intensive and long term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of March 31, 2010, our original average lease term was in excess of 13 years, with an average of over seven years remaining. The majority of our leasing since the completion of our initial public offering in November 2004 has been at lease terms shorter than 12 years. Our lease expirations through December 31, 2011 are 12.4% of net rentable square feet excluding space held for redevelopment as of March 31, 2010. Operating revenues from properties outside the United States were $23.2 million and $19.5 million for the three months ended March 31, 2010 and 2009, respectively.

Factors Which May Influence Future Results of Operations

Global market and economic conditions

Recent U.S., European and other international market and economic conditions have been unprecedented and challenging. Significantly tighter credit conditions and recession in all markets in which we own properties and conduct our operations persisted throughout 2009 and such markets have not fully recovered. Continued concerns about the systemic impact of potential wide-spread and long-term recession, energy costs, geopolitical issues, the availability and cost of credit, global financial and mortgage markets, corporate and consumer debt levels and declining residential and commercial real estate markets have contributed to increased market volatility and diminished expectations for the U.S., European and other economies. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment continue to contribute to substantial global volatility.

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

Rental income. The amount of rental income generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 1.8 million square feet held for redevelopment, as of March 31, 2010, the occupancy rate of the properties in our portfolio was approximately 95.2% of our net rentable square feet.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 13.2 million net rentable square feet, excluding redevelopment space, at March 31, 2010 is approximately 153,000 net rentable square feet of space with extensive datacenter improvements that is currently, or will shortly be, available for lease. Since our IPO, we have leased approximately 2,103,000 square feet of similar space. These Turn-Key Datacenters® are effective solutions for tenants who lack the expertise or capital budget to provide their own extensive datacenter infrastructure and security. Our expertise in datacenter construction and operations enables us to lease space to these tenants at a significant premium over other uses. Negative trends in one or more of these factors, including as a result of the conditions described above under “Global market and economic conditions,” could adversely affect our rental income in future periods.

In addition, as of March 31, 2010, we had approximately 1.8 million square feet of redevelopment space, or approximately 12% of the total rentable space in our portfolio, including three vacant properties comprising approximately 233,000 square feet. Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for redevelopment space. We will require additional capital to finance our redevelopment activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.” Our ability to grow earnings depends in part on our ability to redevelop space and lease redevelopment space at favorable rates, which we may not be able to obtain. We may purchase additional vacant properties and properties with vacant redevelopment space in the future.

Economic downturns, including as a result of the conditions described above under “Global market and economic conditions,” or regional downturns affecting our sub-markets or downturns in the technology-related real estate industry that impair our ability to lease or renew or re-lease space, otherwise reduce returns on our investments or the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. As of March 31, 2010, we had no material tenants in bankruptcy.

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 0.6 million square feet of available space in our portfolio, which excludes approximately 1.8 million square feet available for redevelopment as of March 31, 2010, leases representing approximately 2.9% and 9.1% of the net rentable square footage of our portfolio are scheduled to expire during the nine months ending December 31, 2010 and the year ending December 31, 2011, respectively.

Market concentration. We depend on the market for technology based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of March 31, 2010 our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of 03/31/10 total annualized rent(1)
Silicon Valley	16.2%
New York Metro	11.3%
Chicago	11.1%
Northern Virginia	9.6%
Dallas	9.2%
Boston	7.2%
Phoenix	5.9%
San Francisco	4.4%
London, England	4.3%
Los Angeles	4.2%
Dublin, Ireland	3.4%
Paris, France	2.8%
Other	10.4%

100.0%

(1)	Annualized rent is monthly contractual rent under existing leases as of March 31, 2010 multiplied by 12.

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

This legislation would reduce GHG emissions in the United States through an economy-wide cap-and-trade program. The U.S. Senate is preparing its own version of clean energy and climate change legislation. Moreover, the U.S. Environmental Protection Agency, or EPA, is moving aggressively to regulate GHG emissions from large stationary sources, including electricity producers, using its own authority under the Clean Air Act. In addition, since 2005 the European Union (including the United Kingdom) has been operating under a cap-and-trade program, which directly affects the largest emitters of greenhouse gases, including electricity producers from whom we purchase power. Any additional taxation or regulation of energy use, including as a result of (i) new legislation that Congress may pass, (ii) the regulations that U.S. EPA has proposed, or (iii) any further reductions in the EU greenhouse gas cap could significantly increase our costs, and we may not be able to effectively pass all of these costs on to our tenants.

Interest rates. As of March 31, 2010, we had approximately $255.2 million of variable rate debt, all of which was mortgage debt subject to interest rate cap or swap agreements. We can also borrow up to $750.0 million of variable rate debt under our revolving credit facility, none of which would be subject to interest rate hedging. The availability of debt and equity capital has significantly decreased as a result of the circumstances described above under “Global market and economic conditions.” The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to our stockholders necessary to maintain our qualification as a REIT.

Demand for datacenter space. Our portfolio of properties consists primarily of technology-related real estate, and datacenter real estate in particular. A decrease in the demand for, or increase in supply of, datacenter space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. Our redevelopment activities make us particularly susceptible to general economic slowdowns, including recessions and the other circumstances described above under “Global market and economic conditions,” as well as adverse developments in the corporate datacenter, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for datacenter space. Reduced demand could also result from business relocations, including to markets that we do not currently serve such as Asia. Changes in industry practice or in technology, such as virtualization technology, more efficient computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical datacenter space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy.

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

Revenue Recognition

Rental income is recognized using the straight-line method over the terms of the tenant leases. Deferred rents included in our balance sheets represent the aggregate excess of rental revenue recognized on a straight-line basis over the contractual rental payments that would be received under the remaining terms of the leases. Many of our leases contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. However, we generally are not entitled to reimbursement of property operating expenses, other than utility expense, and real estate taxes under our leases for Turn-Key Datacenters®. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized over the remaining term of the lease, effective as of the date the lease modification is finalized, assuming collection is not considered doubtful. As discussed above, we recognize amortization of the value of acquired above or below market tenant leases as a reduction of rental income in the case of above market leases or an increase to rental revenue in the case of below market leases.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2010 and 2009. A summary of our operating results from continuing operations for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Statement of Operations Data:
Total operating revenues	$191,779	$149,134
Total operating expenses	(136,584)	(109,931)

Operating income	55,195	39,203
Other expenses, net	(29,609)	(18,014)

Net income	$25,586	$21,189

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of this growth, our period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (same store properties are properties that were owned and operated for the entire current period and the entire immediate preceding year). The following table identifies each of the properties in our portfolio acquired from January 1, 2009 through March 31, 2010.

Acquired Buildings	Acquisition Date	Redevelopment Space as of March 31, 2010 (1)	Net Rentable Square Feet Excluding Redevelopment Space (2)	Square Feet including Redevelopment Space	Occupancy Rate as of March 31, 2010 (3)
As of December 31, 2008 (75 Properties)		961,144	11,999,569	12,960,713	94.9%
January 1, 2009 through March 31, 2010
1525 Comstock Street	Sep-09	—	42,385	42,385	100.0
444 Toyama Drive	Sep-09	—	42,083	42,083	100.0
904 Quality Way (4)	Sep-09	46,750	—	46,750	—
905 Security Row (4)	Sep-09	249,657	—	249,657	—
1232 Alma Road (4)	Sep-09	88,117	17,609	105,726	100.0
900 Quality Way (4)	Sep-09	112,253	—	112,253	—
1400 N. Bowser Road (4)	Sep-09	246,940	—	246,940	—
1301 International Parkway (4)	Sep-09	20,500	—	20,500	—
908 Quality Way (4)	Sep-09	—	14,400	14,400	100.0
1350 Duane Avenue/3080 Raymond Street	Oct-09	—	185,000	185,000	100.0
45901 & 45845 Nokes Boulevard	Dec-09	—	167,160	167,160	100.0
21561 & 21571 Beaumeade Circle	Dec-09	—	164,453	164,453	100.0
128 First Avenue	Jan-10	—	274,750	274,750	95.7
55 Middlesex Turnpike	Jan-10	—	106,000	106,000	87.9
60-80 Merritt Boulevard	Jan-10	—	169,540	169,540	100.0
43915 Devin Shafron Drive (5)	Jan-10	103,237	29,043	132,280	100.0

Subtotal		867,454	1,212,423	2,079,877	98.0%

Total		1,828,598	13,211,992	15,040,590	95.2%

(1)	Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space.
(2)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease based on engineering drawings. Net rentable square feet includes tenants’ proportional share of common areas but excludes space held for redevelopment.
(3)	Occupancy rates exclude redevelopment space.
(4)	The seven buildings at Digital Realty Trust Datacenter Park — Dallas are considered one property for our property count.
(5)	Represents a developed building placed into service in 2010 that is being included with a property (Devin Shafron buildings) that was acquired in 2007.

In May 2008, we acquired 701 & 717 Leonard Street, a parking garage adjacent to one of our properties in Dallas, Texas; however, we exclude the acquisition from our property count.

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

Portfolio

As of March 31, 2010, our portfolio consisted of 84 properties, excluding one property held as an investment in an unconsolidated joint venture, with an aggregate of 15.0 million net rentable square feet including 1.8 million square feet held for redevelopment compared to a portfolio consisting of 75 properties, excluding one property held as an investment in an unconsolidated joint venture, with an aggregate of 13.0 million net rentable square feet including 1.2 million square feet held for redevelopment as of March 31, 2009. The increase in our portfolio reflects the acquisition of nine properties in the twelve months ended March 31, 2010.

Operating Revenues

Operating revenues during the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009	Change
Rental	$152,574	$118,089	$34,485
Tenant reimbursements	39,205	31,027	8,178
Other	—	18	(18)

Total operating revenues	$191,779	$149,134	$42,645

As shown by the same store and new properties table below, the increases in rental revenues and tenant reimbursement revenues for the three month period ended March 31, 2010 compared to the same period in 2009 were primarily due to new leasing at our same store properties and acquisition of properties. We acquired nine properties during the twelve months ended March 31, 2010.

The following table shows operating revenues for new properties (properties that were not owned for each of the full three months ended March 31, 2010 and 2009) and same store properties (all other properties) (in thousands):

	Same Store			New Properties
	Three Months Ended March 31,			Three Months Ended March 31,
	2010	2009	Change	2010	2009	Change
Rental	$136,010	$118,089	$17,921	$16,564	$—	$16,564
Tenant reimbursements	35,232	31,027	4,205	3,973	—	3,973
Other	—	18	(18)	—	—	—

Total operating revenues	$171,242	$149,134	$22,108	$20,537	$—	$20,537

Same store rental revenues increased for the three months ended March 31, 2010 compared to the same period in 2009 primarily as a result of new leases at our properties during the twelve months ended March 31, 2010 due to strong demand for datacenter space, including leases of completed redevelopment space, the largest of which was for space in 350 East Cermak Road, 1525 Comstock Street, Devin Shafron (3 buildings), 2440 Marsh Lane and St. Anne’s Boulevard (3 buildings). Rental revenue included amounts earned from leases with tel(x), a related party, of approximately $5.1 million and $4.2 million for the three months ended March 31, 2010 and 2009, respectively. Same store tenant reimbursement revenues increased for the three months ended March 31, 2010 as compared to the same period in 2009 primarily as a result of new leasing and higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 350 East Cermak Road , 3 Corporate Place, 1525 Comstock Street, 600 West Seventh Street and Devin Shafron (3 buildings).

For the three months ended March 31, 2010, 128 First Avenue, 60 & 80 Merritt Boulevard, 1350 Duane Avenue/3080 Raymond Street, 55 Middlesex Turnpike, 45901 & 45845 Nokes Boulevard and 21561 & 21571 Beaumeade Circle contributed $18.4 million, or approximately 90% of the total new properties increase in revenues compared to the same period in 2009.

Operating Expenses and Interest Expense

Operating expenses and interest expense during the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009	Change
Rental property operating and maintenance	$53,242	$42,573	$10,669
Property taxes	12,721	9,211	3,510
Insurance	1,735	1,456	279
Depreciation and amortization	57,532	46,304	11,228
General and administrative	11,352	10,102	1,250
Other	2	285	(283)

Total operating expenses	$136,584	$109,931	$26,653

Interest expense	$30,902	$18,937	$11,965

As shown in the same store expense and new properties expense table below, total expenses for the three months ended March 31, 2010 increased compared to the same period in 2009 primarily as a result of higher same store utility and maintenance costs as well as increased depreciation from additional redevelopment projects placed into service and from recently acquired properties.

The following table shows expenses for new properties (properties that were not owned for each of the full three months ended March 31, 2010 and 2009) and same store properties (all other properties) (in thousands):

	Same Store			New Properties
	Three Months Ended March 31,			Three Months Ended March 31,
	2010	2009	Change	2010	2009	Change
Rental property operating and maintenance	$47,579	$42,573	$5,006	$5,663	$—	$5,663
Property taxes	10,829	9,211	1,618	1,892	—	1,892
Insurance	1,531	1,456	75	204	—	204
Depreciation and amortization	52,419	46,304	6,115	5,113	—	5,113
General and administrative (1)	11,352	10,102	1,250	—	—	—
Other	2	285	(283)	—	—	—

Total operating expenses	$123,712	$109,931	$13,781	$12,872	$—	$12,872

Interest expense	$30,033	$18,937	$11,096	$869	$—	$869

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.

Same store rental property operating and maintenance expenses increased in the three months ended March 31, 2010 compared to the same period in 2009 primarily as a result of higher utility rates in several of our properties along with redevelopment projects being placed into service leading to higher utility expense in 2010. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $4.2 million and $3.2 million for the three months ended March 31, 2010 and 2009, respectively.

Same store depreciation and amortization expense increased in the three months ended March 31, 2010 compared to the same period in 2009, principally because of depreciation of redevelopment projects that were placed into service in the final nine months of 2009 and during 2010.

General and administrative expenses for the three months ended March 31, 2010 increased compared to the same period in 2009 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher professional fees and marketing expenses.

Same store interest expense increased for the three months ended March 31, 2010 as compared to the same period in 2009 primarily as a result of higher average outstanding debt balances during 2010 compared to 2009 primarily due to the issuance of our 5.875% Notes due 2020, the issuance of our 5.50% Exchangeable Senior Debentures due 2029 and draws on our Prudential shelf facility. During the three months ended March 31, 2010 and 2009, we capitalized interest of approximately $1.9 million and $3.1 million, respectively.

New property increases were caused by properties acquired during the period from January 1, 2009 to March 31, 2010. For the three months ended March 31, 2010, 128 First Avenue, 60 & 80 Merritt Boulevard, 1350 Duane Avenue/3080 Raymond Street, 55 Middlesex Turnpike, 45901 & 45845 Nokes Boulevard and 21561 & 21571 Beaumeade Circle contributed $11.3 million, or approximately 88% of the total new properties increase in total operating expenses compared to the same period in 2009.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

As of March 31, 2010, we had $50.8 million of cash and cash equivalents, excluding $40.1 million of restricted cash. Restricted cash primarily consists of interest bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements, as well as capital expenditures.

Our short term liquidity requirements primarily consist of operating expenses, redevelopment costs and other expenditures associated with our properties, dividend payments on our preferred stock, dividend payments to our stockholders required to maintain our REIT status, and distributions to our unitholders in the operating partnership. capital expenditures, debt service on our loans and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, restricted cash accounts established for certain future payments and by drawing upon our revolving credit facility.

As of March 31, 2010, our revolving credit facility had a total capacity of $750.0 million and matures in August 2010, subject to two one-year extension options exercisable by us. The bank group is obligated to grant extension options provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility. Interest on outstanding borrowings under the revolving credit facility are generally based on 1-month US LIBOR, 1-month EURIBOR and 1-month GBP LIBOR, plus a margin of 1.10%. The margin can range from 1.10% to 2.00%, depending on our operating partnership’s total overall leverage. The revolving credit facility has a $515.0 million sub-facility for multicurrency advances in British Pound Sterling, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes. As of March 31, 2010, there was no outstanding balance under this facility, and $23.2 million of letters of credit were issued, leaving approximately $726.5 million available for use.

For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.

On December 31, 2009, we entered into equity distribution agreements, which we refer to as the Original Equity Distribution Agreements, with each of Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, or the Original Agents, under which we could issue and sell shares of our common stock having an aggregate offering price of up to $400,000,000 from time to time through, at our discretion, any of the Original Agents as our sales agents. On January 22, 2010, we amended and restated each Original Equity Distribution Agreement with the applicable Original Agent, and also entered into a new equity distribution agreement with Morgan Stanley & Co. Incorporated, or collectively the Equity Distribution Agreements, under which we may issue and sell shares of our common stock having an aggregate offering price of up to $400,000,000 (including the approximately 1.1 million shares of common stock having an aggregate offering price of approximately $54.3 million sold pursuant to the Original Equity Distribution Agreements as of January 22, 2010), from time to time through, at our discretion, any of the Original Agents or Morgan Stanley & Co. Incorporated as our sales agents. The sales of common stock made under the Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. We have used and intend to use the proceeds from the sale of shares pursuant to the Equity Distribution Agreements to temporarily repay borrowings under our revolving credit facility, to acquire additional properties, to fund development and redevelopment opportunities and for general corporate purposes. For the three months ended March 31, 2010, we generated net proceeds of approximately $54.8 million from the issuance of approximately 1.1 million common shares under our the Equity Distribution Agreements at an average price of $50.56 per share after payment of approximately $0.8 million of commissions to the sales agents.

On January 20, 2010, our operating partnership closed the sale of $100.0 million aggregate principal amount of its senior unsecured term notes to Prudential Investment Management, Inc. and certain of its affiliates, or, collectively, Prudential, pursuant to the Prudential shelf facility. The notes were issued in two series referred to as the series D and series E notes. The series D notes have a principal amount of $50.0 million, an interest-only rate of 4.57% per annum and a five-year maturity, and the series E notes have a principal amount of $50.0 million, an interest-only rate of 5.73% per annum and a seven-year maturity. On February 3, 2010, our operating partnership closed the sale of an additional $17.0 million aggregate principal amount of its senior unsecured term notes, which we refer to as the series F notes, to Prudential pursuant to the Prudential shelf facility. The series F notes have an interest-only rate of 4.50% per annum and a five-year maturity. We used the proceeds of the series D, series E and series F notes to fund acquisitions, to temporarily repay borrowings under our revolving credit facility, to fund working capital and for general corporate purposes.

On January 22, 2010, we completed the acquisition of the New England Portfolio, a three-property datacenter portfolio located in Massachusetts and Connecticut, from Sentinel Properties—Needham, LLC, SP—Needham I, LLC, Sentinel Properties – Bedford LLC and Sentinel Properties—Trumbull, LLC, or, collectively, the Sellers. The purchase price, which was determined through negotiations between us and the Sellers, was approximately $375.0 million and was paid in cash funded with borrowings under our revolving credit facility.

On January 28, 2010, our operating partnership closed the issuance of $500.0 million aggregate principal amount of 5.875% notes due 2020. The purchase price paid by the initial purchasers was 98.296% of the principal amount thereof. The notes are general unsecured senior obligations of our operating partnership and rank equally in right of payment with all other senior unsecured indebtedness of our operating partnership. Interest on the notes are payable on February 1 and August 1 of each year, beginning on August 1, 2010. The net proceeds from the offering after deducting the original issue discount, underwriting commissions and estimated expenses was approximately $487.1 million. We used the net proceeds from the offering to temporarily repay our borrowings under our revolving credit facility, fund development and redevelopment opportunities, fund working capital and for general corporate purposes.

Construction

As of March 31, 2010 and December 31, 2009, work in progress, including the proportionate land and property costs related to current construction projects, amounted to $120.4 million, or $150.0 million including construction accruals and certain capitalized costs, and $156.2 million, or $187.1 million including construction accruals and certain capitalized costs, respectively. Separately, our redevelopment program included the proportionate land and building costs related to other targeted projects in the amount of $98.2 million and $88.6 million as of March 31, 2010 and December 31, 2009, respectively. Work in progress related to non-redevelopment projects, primarily tenant and building improvements, amounted to $1.7 million and $0.4 million as of March 31, 2010 and December 31, 2009, respectively.

Future Uses of Cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of March 31, 2010, we had approximately 1.8 million square feet of redevelopment space and we also owned approximately 153,000 net rentable square feet of datacenter space with extensive installed tenant improvements that we may subdivide for Turn-Key Datacenter® use during the next two years rather than lease to large single tenants. Turn-Key Datacenter® space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Datacenter®® space, we expect to incur significant tenant improvement costs to build out and redevelop these spaces. At March 31, 2010, approximately 185,000 square feet of our space held for redevelopment was under construction for Turn-Key Datacenter® space in four U.S. markets and one European market. At March 31, 2010, we had commitments under construction contracts for approximately $61.0 million. We currently expect to incur approximately $250.0 million to $300.0 million of capital expenditures for our redevelopment program during the nine months ended December 31, 2010, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

We are also subject to the commitments discussed below under “Commitments and Contingencies” and “Off-Balance Sheet Arrangements”, and “Distributions” as described below.

Consistent with our growth strategy, we actively pursue opportunities for potential acquisitions, with due diligence and negotiations often at different stages at different times. We currently expect acquisitions for the nine months ended December 31, 2010 to be approximately $150.0 million to $175.0 million, though this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results, availability of debt or equity capital or based on acquisition opportunities.

We may from time to time seek to retire or repurchase our outstanding debt through cash purchases and/or exchanges for equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions or other factors. The amounts involved may be material.

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

Distributions

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to continue to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred stockholders, common stockholders and unit holders from cash flow from operating activities. All such distributions are at the discretion of our board of directors. We may be required to use borrowings under the revolving credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. We have distributed 100% of our taxable income since inception to minimize corporate level federal income taxes. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our status as a REIT. The exchange rate on our 2026 Debentures, the exchange rate on our 2029 Debentures, the conversion rate on our series C cumulative convertible preferred stock and our series D cumulative convertible preferred stock are each subject to adjustment for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.265 per share per quarter, $0.33 per share per quarter, $0.28625 per share per quarter and $0.31 per share per quarter, respectively. Therefore, increases to our quarterly dividend may increase the dilutive impact of the exchangeable debentures, series C cumulative convertible preferred stock and series D cumulative convertible preferred stock on our common stockholders.

Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the lease of the 192,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2012. We made payments of approximately $10,000 to the seller during the three months ended March 31, 2010 and 2009. We have recorded approximately $2.5 million and $2.1 million for this contingent liability on our balance sheet at March 31, 2010 and December 31, 2009, respectively.

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other liabilities include $1.3 million for this liability as of March 31, 2010 and December 31, 2009. During the three months ended March 31, 2009, we paid approximately $0.2 million to the seller. There was no payment made during the three months ended March 31, 2010.

As of March 31, 2010, we were a party to interest rate cap and swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt, as of March 31, 2010 (in millions):

Debt Summary:
Fixed rate	$1,913.0
Variable rate debt subject to interest rate swaps and caps	255.2

Total fixed rate debt (including interest rate swaps and caps)	2,168.2
Variable rate—unhedged	—

Total	$2,168.2

Percent of Total Debt:
Fixed rate (including swapped debt)	100.0%
Variable rate	0.0%

Total	100.0%

Effective Interest Rate as of March 31, 2010(1):
Fixed rate (including hedged variable rate debt)	5.91%
Variable rate	—
Effective interest rate	5.91%

(1)	Excludes impact of deferred financing cost amortization.

As of March 31, 2010, we had approximately $2.2 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total market capitalization was approximately 29% (based on the closing price of our common stock on March 31, 2010 of $54.20). For this purpose, our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total market capitalization ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us (with the per unit value equal to the market value of one share of our common stock and excluding long-term incentive units and Class C Units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various LIBOR, GBP LIBOR and EURIBOR rates ranging from one to twelve months, depending on the respective agreement governing the debt. Assuming maturity of our 4.125% exchangeable senior debentures due 2026 and 5.50% exchangeable senior debentures due 2029 at their first redemption dates in August 2011 and April 2014, respectively, as of March 31, 2010, our debt had a weighted average term to initial maturity of approximately 5.5 years (approximately 5.6 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of March 31, 2010, we were party to interest rate swap and cap agreements related to $255.2 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

The 4.125% exchangeable senior debentures due 2026 provide for excess exchange value to be paid in cash or shares of our common stock if our stock price exceeds a certain amount. If such debentures were exchanged in full on March 31, 2010, we would owe $121.2 million to the holders of such debentures, payable in cash or shares of our common stock. See note 5 to our condensed consolidated financial statements for a further description of our 4.125% exchangeable senior debentures due 2026.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009

The following table shows cash flows and ending cash and cash equivalent balances for the three months ended March 31, 2010 and 2009, respectively (in thousands):

	Three Months Ended March 31,
	2010	2009	Change
Net cash provided by operating activities	$57,200	$41,378	$15,822
Net cash used in investing activities	(442,755)	(132,708)	(310,047)
Net cash provided by financing activities	364,044	96,932	267,112

Net (decrease) increase in cash and cash equivalents	$(21,511)	$5,602	$(27,113)

The increase in net cash provided by operating activities was primarily due to increased cash flows from new leasing at our same store properties, completed and leased redevelopment space and our acquisition of new operating properties which was partially offset by increased operating and interest expenses. Net cash used in investing activities increased for the three months ended March 31, 2010, as we had an increase in cash paid for acquisitions for the three months ended March 31, 2010 ($375.0 million) as compared to no expenditures in 2009 offset by a decrease in cash paid for capital expenditures for the three months ended March 31, 2010 ($66.9 million) as compared to the same period in 2009 ($137.0 million).

Net cash flows from financing activities consisted of the following amounts (in thousands):

	Three Months Ended March 31,
	2010	2009	Change
Proceeds from borrowings, net of repayments	$(91,802)	$64,390	$(156,192)
Net proceeds from issuance of common/preferred stock, including exercise of stock options	56,519	83,603	(27,084)
Net proceeds from 5.875% Notes	486,536	—	486,536
Dividend and distribution payments	(87,248)	(63,246)	(24,002)
Other	39	12,185	(12,146)

Net cash provided by financing activities	$364,044	$96,932	$267,112

The change in net borrowings for the three months ended March 31, 2010 as compared to the same period in 2009 was a result of increased repayments on the revolving credit facility with proceeds from the issuance of our 2020 Notes (net proceeds of $486.5 million) and common stock (net proceeds of $54.6 million during the three months ended March 31, 2010) as compared to repayments with proceeds from the issuance of our common stock (net proceeds of $83.6 million in February 2009). The increase in dividend and distribution payments for the three months ended March 31, 2010 as compared to the same period in 2009 was a result of an increase in shares outstanding and dividend amount per share in 2010 as compared to 2009.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in the operating partnership that are not owned by us, which, as of March 31, 2010, amounted to 6.5% of the operating partnership common units. In conjunction with our formation, GI Partners received common units, in exchange for contributing ownership interests in properties to the operating partnership. Also, our operating partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners who acquired common units in connection with our formation have the right to require our operating partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to registration rights agreements we entered into with GI Partners and the other third party contributors, we filed a shelf registration statement covering the issuance of the shares of our common stock issuable upon redemption of the common units, and the resale of those shares of common stock by the holders. As of March 31, 2007, GI Partners no longer had an ownership interest in the operating partnership.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Analysis of Debt between Fixed and Variable Rate.

We use interest rate swap and cap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of March 31, 2010, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$1,913.0	$2,154.4
Variable rate debt subject to interest rate swaps and caps	255.2	254.5

Total fixed rate debt (including interest rate swaps and caps)	2,168.2	2,408.9
Variable rate debt	—	—

Total outstanding debt	$2,168.2	$2,408.9

Interest rate swaps included in this table and their fair values as of March 31, 2010 and December 31, 2009 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of March 31, 2010		As of December 31, 2009		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of March 31, 2010	As of December 31, 2009
$19,444	(1)	$20,831	(1)	Swap	4.944	Jul. 10, 2006	Apr. 10, 2011	$(779)	$(952)
65,055	(1)	69,154	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013	(1,905)	(299)
14,304	(2)	15,208	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013	(1,025)	(889)
10,349	(2)	11,003	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013	(770)	(675)
9,107	(2)	9,682	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013	(676)	(579)
42,391	(2)	45,067	(2)	Swap	3.776	Dec. 5, 2006	Jan. 18, 2012	(1,951)	(1,887)
36,446	(2)	38,746	(2)	Swap	4.000	Dec. 20, 2006	Jan. 18, 2012	(1,768)	(1,794)
40,599	(2)	42,993	(2)	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014	(1,241)	(453)
17,552		17,737		Cap	4.000	June 24, 2009	June 25, 2012	24	70

$255,247		$270,421						$(10,091)	$(7,458)

(1)	Translation to U.S. dollars is based on exchange rate of $1.52 to £1.00 as of March 31, 2010 and $1.61 to £1.00 as of December 31, 2009.
(2)	Translation to U.S. dollars is based on exchange rate of $1.35 to €1.00 as of March 31, 2010 and $1.43 to €1.00 as of December 31, 2009.

Sensitivity to Changes in Interest Rates.

The following table shows the effect if assumed changes in interest rates occurred:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps and caps following an assumed 10% increase in interest rates	15	$1.0
Decrease in fair value of interest rate swaps and caps following an assumed 10% decrease in interest rates	(15)	($1.0)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped or capped interest following a 10% increase in interest rates	15	—
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped or capped interest following a 10% increase in interest rates	(15)	—
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(15)	6.1
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	15	(5.8)

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

Foreign Currency Exchange Risk

For the three months ended March 31, 2010 and 2009, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland and Canada and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British Pound, Euro and the Swiss Franc, except for our Canadian property for which the functional currency is the U.S. dollar. Our primary currency exposures are to the Euro and the British Pound. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of shareholders’ equity. For the three months ended March 31, 2010 and 2009, operating revenues from properties outside the United States contributed $23.2 million and $19.5 million, respectively, which represented 12.1% and 13.0% of our operating revenues, respectively.

ITEM 4.	CONTROLS AND PROCEDURES.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS.

None.

ITEM 1A – RISK FACTORS.

None.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION.

None.

ITEM 6 – Exhibits

Exhibit

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed on February 26, 2010).

3.2	Second Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 19, 2009).

4.1	Indenture, dated as of January 28, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wilmington Trust FSB, as trustee, including the form of 5.875% Notes due 2020 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on January 29, 2010).

4.2	Registration Rights Agreement, dated January 28, 2010, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on January 29, 2010).

12.1	Statement of Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

May 6, 2010	/s/ MICHAEL F. FOUST
Michael F. Foust
Chief Executive Officer
(principal executive officer)

May 6, 2010	/s/ A. WILLIAM STEIN
A. William Stein
Chief Financial Officer and Chief Investment Officer
(principal financial officer)

May 6, 2010	/s/ EDWARD F. SHAM
Edward F. Sham
Vice President and Controller
(principal accounting officer)

Exhibit Index

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed on February 26, 2010).

3.2	Second Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 19, 2009).

4.1	Indenture, dated as of January 28, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wilmington Trust FSB, as trustee, including the form of 5.875% Notes due 2020 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on January 29, 2010).

4.2	Registration Rights Agreement, dated January 28, 2010, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on January 29, 2010).

12.1	Statement of Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.