Form 10-Q
period 2010-06-30
Digital Realty Trust, Inc.
filed 2010-08-05
CIK 1297996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2010
Common Stock, $.01 par value per share	87,303,748

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2010	December 31, 2009
ASSETS	(unaudited)
Investments in real estate:
Properties:
Land	$408,024	$382,763
Acquired ground leases	6,096	2,767
Buildings and improvements	3,404,143	2,952,330
Tenant improvements	268,976	272,462

Total investments in properties	4,087,239	3,610,322
Accumulated depreciation and amortization	(545,834)	(459,521)

Net investments in properties	3,541,405	3,150,801
Investment in unconsolidated joint venture	7,237	6,392

Net investments in real estate	3,548,642	3,157,193

Cash and cash equivalents	342,623	72,320
Accounts and other receivables, net of allowance for doubtful accounts of $2,987 and $2,691 as of June 30, 2010 and December 31, 2009, respectively	52,174	46,086
Deferred rent	164,994	145,550
Acquired above market leases, net	31,633	25,861
Acquired in place lease value and deferred leasing costs, net	259,548	224,216
Deferred financing costs, net	20,477	21,073
Restricted cash	35,814	37,810
Other assets	45,127	14,950

Total assets	$4,501,032	$3,745,059

LIABILITIES AND EQUITY
Revolving credit facility	$11,628	$205,547
Unsecured senior notes	200,000	83,000
5.875% notes due 2020, net of discount	491,746	—
4.125% exchangeable senior debentures due 2026, net of discount	131,681	165,834
5.50% exchangeable senior debentures due 2029	266,400	266,400
Mortgage loans	1,023,255	1,063,663
Accounts payable and other accrued liabilities	196,491	151,229
Accrued dividends and distributions	—	37,004
Acquired below market leases, net	85,060	69,311
Security deposits and prepaid rents	62,882	68,270

Total liabilities	2,469,143	2,110,258

Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value, 30,000,000 authorized:
Series A Cumulative Redeemable Preferred Stock, 8.50%, $103,500,000 liquidation preference ($25.00 per share), 4,140,000 issued and outstanding	99,297	99,297
Series B Cumulative Redeemable Preferred Stock, 7.875%, $63,250,000 liquidation preference ($25.00 per share), 2,530,000 issued and outstanding	60,502	60,502
Series C Cumulative Convertible Preferred Stock, 4.375%, $174,998,875 liquidation preference ($25.00 per share), 6,999,955 issued and outstanding	169,067	169,067
Series D Cumulative Convertible Preferred Stock, 5.500%, $344,862,500 and $344,887,500 liquidation preference, respectively ($25.00 per share), 13,794,500 and 13,795,500 issued and outstanding, respectively	333,448	333,472
Common Stock: $0.01 par value, 145,000,000 authorized, 87,049,946 and 76,812,783 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	868	766
Additional paid-in capital	1,645,006	1,155,709
Dividends in excess of earnings	(287,331)	(231,871)
Accumulated other comprehensive loss, net	(65,747)	(27,947)

Total stockholders’ equity	1,955,110	1,558,995

Noncontrolling Interests:
Noncontrolling interests in operating partnership	54,414	58,192
Noncontrolling interests in consolidated joint ventures	22,365	17,614

Total noncontrolling interests	76,779	75,806

Total equity	2,031,889	1,634,801

Total liabilities and equity	$4,501,032	$3,745,059

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited in thousands, except share and per share data)

	Three Months Ended June 30,		Six Month Ended June 30,
	2010	2009	2010	2009
Operating Revenues:
Rental	$157,867	$125,490	$310,588	$243,585
Tenant reimbursements	39,597	29,434	78,655	60,455
Other	—	83	—	101

Total operating revenues	197,464	155,007	389,243	304,141

Operating Expenses:
Rental property operating and maintenance	54,406	42,301	107,648	84,874
Property taxes	12,748	9,149	25,469	18,360
Insurance	1,846	1,488	3,581	2,944
Depreciation and amortization	59,860	49,183	117,392	95,487
General and administrative	12,574	9,958	23,093	19,630
Transactions	1,715	82	2,548	512
Other	165	—	167	285

Total operating expenses	143,314	112,161	279,898	222,092

Operating income	54,150	42,846	109,345	82,049

Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	955	741	2,933	1,857
Interest and other income	34	403	65	646
Interest expense	(33,162)	(22,495)	(64,064)	(41,432)
Tax expense	(534)	(292)	(1,250)	(728)
Loss from early extinguishment of debt	(1,541)	—	(1,541)	—

Net income	19,902	21,203	45,488	42,392
Net income attributable to noncontrolling interests	(710)	(831)	(1,451)	(1,624)

Net income attributable to Digital Realty Trust, Inc.	19,192	20,372	44,037	40,768
Preferred stock dividends	(10,101)	(10,101)	(20,202)	(20,202)

Net income available to common stockholders	$9,091	$10,271	$23,835	$20,566

Net income per share available to common stockholders:
Basic	$0.11	$0.13	$0.30	$0.27
Diluted	$0.11	$0.13	$0.29	$0.27

Weighted average common shares outstanding:
Basic	80,542,329	76,121,380	79,164,167	75,416,483
Diluted	83,021,817	76,851,202	81,450,636	75,806,481

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited in thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income	$19,902	$21,203	$45,488	$42,392

Other comprehensive income (loss):
Foreign currency translation adjustments	(19,232)	31,359	(37,519)	23,375
(Decrease) increase in fair value of interest rate swaps	(1,820)	1,091	(6,096)	(1,200)
Reclassification to interest expense from interest rate swaps	1,741	1,233	3,400	1,465

Comprehensive income (loss)	591	54,886	5,273	66,032
Comprehensive (income) loss attributable to noncontrolling interests	411	(3,143)	964	(3,217)

Comprehensive income attributable to Digital Realty Trust, Inc.	$1,002	$51,743	$6,237	$62,815

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited in thousands)

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:

Net income	$45,488	$42,392
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash portion of loss on early extinguishment of debt	1,193	—
Equity in earnings of unconsolidated joint venture	(2,933)	(1,857)
Distributions from unconsolidated joint venture	2,000	2,000
Write-off of net assets due to early lease terminations	167	285
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	93,940	74,632
Amortization of share-based unearned compensation	6,601	4,455
Allowance for doubtful accounts	296	105
Amortization of deferred financing costs	5,335	3,557
Amortization of debt discount/premium	2,256	1,719
Amortization of acquired in place lease value and deferred leasing costs	23,453	20,855
Amortization of acquired above market leases and acquired below market leases, net	(4,704)	(4,257)
Changes in assets and liabilities:
Restricted cash	2,043	13,398
Accounts and other receivables	(9,017)	(3,515)
Deferred rent	(21,682)	(22,397)
Deferred leasing costs	(5,122)	(4,633)
Other assets	(6,561)	156
Accounts payable and other accrued liabilities	14,020	2,373
Security deposits and prepaid rents	(3,701)	14,214

Net cash provided by operating activities	143,072	143,482

Cash flows from investing activities:

Acquisitions of properties	(405,983)	(19,105)
Deposits paid for acquisition of properties	(25,000)	—
Receipt of value added tax refund	1,818	6,884
Refundable value added tax paid	(2,077)	(5,327)
Change in restricted cash	(1,626)	733
Improvements to investments in real estate	(153,701)	(245,594)
Improvement advances to tenants	(911)	(2,355)
Collection of advances from tenants for improvements	994	3,616

Net cash used in investing activities	(586,486)	(261,148)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited in thousands)

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from financing activities:

Borrowings on revolving credit facility	$291,404	$223,946
Repayments on revolving credit facility	(485,547)	(328,732)
Borrowings on unsecured senior notes	117,000	25,000
Borrowings on unsecured senior notes due 2020	491,480	—
Proceeds from mortgage loans	—	37,809
Principal payments on mortgage loans	(6,705)	(102,274)
Proceeds from 2029 exchangeable senior debentures	—	266,400
Principal repayments on 2026 exchangeable senior debentures	(250)	—
Change in restricted cash	514	663
Payment of loan fees and costs	(5,544)	(8,873)
Capital contributions received from noncontrolling interests in joint venture	4,833	16,384
Gross proceeds from the sale of common stock	461,868	83,750
Common stock offering costs paid	(17,183)	(519)
Proceeds from exercise of stock options	3,638	505
Payment of dividends to preferred stockholders	(20,202)	(20,202)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(121,589)	(80,209)

Net cash provided by financing activities	713,717	113,648

Net increase (decrease) in cash and cash equivalents	270,303	(4,018)

Cash and cash equivalents at beginning of period	72,320	73,334

Cash and cash equivalents at end of period	$342,623	$69,316

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$49,293	$38,093
Cash paid for taxes	695	489

Supplementary disclosure of noncash investing and financing activities:

Change in net assets related to foreign currency translation adjustments	$(37,519)	$23,375
Increase in accounts payable and other accrued liabilities and decrease in other assets, respectively, related to change in fair value of interest rate swaps	(6,096)	(1,200)
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	7,179	2,252
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	80,439	52,621
Accrual of contingent purchase price for investments in real estate	7,440	—
Issuance of common stock in exchange of 2026 exchangeable senior debentures, net	36,989	—

Allocation of purchase price of properties/investment in partnership to:
Investments in real estate	377,419	19,105
Acquired above market leases	9,714	—
Acquired below market leases	(26,450)	—
Acquired in place lease value and deferred leasing costs	45,300	—

Cash paid for acquisition of properties	$405,983	$19,105

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is engaged in the business of owning, acquiring, developing, redeveloping and managing technology-related real estate. The Company is focused on providing Turn-Key Datacenter® and Powered Base Building® datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from information technology and Internet enterprises, to manufacturing and financial services. As of June 30, 2010, our portfolio consisted of 87 properties, excluding one property held as an investment in an unconsolidated joint venture, of which 73 are located throughout North America and 14 are located in Europe. Our properties are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S. and the Amsterdam, Dublin, London and Paris markets in Europe. The portfolio consists of Internet gateway and corporate datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

The Operating Partnership was formed on July 21, 2004 in anticipation of our initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of June 30, 2010, we own a 94.0% common interest and a 100% preferred interest in the Operating Partnership. As general partner, we have control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace us as the general partner nor do they have participating rights, although they do have certain protective rights.

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

(b) Cash Equivalents

For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of June 30, 2010, cash equivalents consist of investments in money market instruments.

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

June 30, 2010 and 2009

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

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of June 30, 2010, we have no liabilities for uncertain tax positions. We classify interest and penalties on tax liabilities from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated statements of operations. For the three and six months ended June 30, 2010 and 2009, we had no such interest or penalties.

See Note 7 for further discussion on income taxes.

(e) Presentation of Transactional-based Taxes

We account for transactional-based taxes, such as value added tax, or VAT, for our international properties on a net basis.

(f) Asset Retirement Obligations

We record accruals for estimated retirement obligations as required by current accounting guidance. The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. As of June 30, 2010 and December 31, 2009, the amount included in accounts payable and other accrued liabilities on our condensed consolidated balance sheets was approximately $1.3 million.

(g) Assets and Liabilities Measured at Fair Value

On January 1, 2008, we adopted new accounting guidance establishing a framework for measuring fair value and expanding disclosures regarding related fair-value measurements. The guidance applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the guidance does not require any new fair-value measurements of reported balances.

The guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, a fair-value hierarchy is established that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010 and 2009

(unaudited)

(h) Transactions Expense

Transactions expense includes acquisition-related expenses and other business development expenses, which are expensed as incurred. Acquisition-related expenses include closing costs, broker commissions and other professional fees, including legal and accounting fees related to acquisitions and potential acquisitions.

(i) Management’s Estimates

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

(j) Newly Adopted Significant Accounting Policies

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

(k) Segment Information

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

(l) Reclassifications

Certain reclassifications to prior year amounts have been made to conform to the current year presentation. During the three months ended June 30, 2010 and 2009, $1.7 million and $0.1 million, respectively, were reclassifed from General and Administrative expense to Transactions expense. During the six months ended June 30, 2010 and 2009, $2.5 million and $0.5 million, respectively, were reclassifed from General and Administrative expense to Transactions expense.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010 and 2009

(unaudited)

3. Acquisitions

We acquired the following real estate properties during the six months ended June 30, 2010:

Location	Metropolitan Area	Date Acquired	Amount (in millions)
New England Portfolio (1)	Various (1)	January 22, 2010	$375.0
1725 Comstock Street (2)	Silicon Valley	April 30, 2010	14.1
3105/3115 Alfred Street	Silicon Valley	May 24, 2010	10.0
Cateringweg 5 (3)	Amsterdam	June 17, 2010	6.4

			$405.5

(1)	The New England Portfolio consists of 55 Middlesex Turnpike, Bedford, Massachusetts and a 100% condominium interest that represents 87.5% of the square footage of 128 First Avenue, Needham, Massachusetts, both located in the Boston metropolitan area, as well as 60-80 Merritt Boulevard, Trumbull, Connecticut, located in the New York Metro area. The New England Portfolio is considered three properties for our property count.
(2)	As part of the acquisition, we have agreed with the seller to remit an earnout payment based on leasing activities in the building. The purchase price includes an accrual of $4.3 million, which is the estimated fair value of the contingent purchase price per the agreement. As of June 30, 2010, the entire building was leased. The final payment to the seller of approximately $4.3 million was made in July 2010 to fully settle the contingent purchase price amount.
(3)	A land parcel subject to a ground lease along with a vacant shell building.

The New England Portfolio’s aggregate acquisition amounts were allocated as follows: $21.2 million to land, $323.0 million to buildings and improvements, $2.2 million to tenant improvements, $55.0 million to identified intangible assets and $26.4 million to identified intangible liabilities. There was no contingent consideration associated with the acquisition.

Operating revenues of $17.4 million and operating income of $5.0 million for the New England Portfolio are included in the condensed consolidated income statement for the three months ended June 30, 2010 and operating revenues of $30.5 million and operating income of $9.0 for the six months ended June 30, 2010.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010 and 2009

(unaudited)

On July 13, 2010, we completed the acquisition of a five-property datacenter portfolio located in California, Arizona and Virginia, which we refer to as the 365 Main Portfolio. The purchase price was approximately $725.0 million and was funded with proceeds from our common stock offering in June 2010 and notes offering in July 2010 along with borrowings under our revolving credit facility. The 365 Main Portfolio comprises a total of approximately 919,000 square feet.

We will account for this acquisition under current purchase accounting guidance, and will include the 365 Main Portfolio’s results of operations in our consolidated financial statements beginning on July 13, 2010, the acquisition date. Under current purchase accounting guidance, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, value of tenant relationships and acquired ground leases, based in each case on their fair values. Given the recent date on which we acquired the 365 Main Portfolio, we are unable to provide the acquisition date fair value of assets acquired. Accordingly, we are also unable to provide a qualitative description of the factors that make up identified intangible assets and liabilities to be recognized, if any, such as above-market and below-market lease values, in-place lease value and tenant relationship value.

The pro forma operating revenues and operating income of the combined entity, including the New England Portfolio and the 365 Main Portfolio had the acquisitions taken place on January 1, 2010 for the three and six months ended June 30, 2010, or January 1, 2009 for the three and six months ended June 30, 2009 are as follows:

	Three months ended		Six months ended
	Operating Revenues	Operating Income	Operating Revenues	Operating Income
	(in millions)		(in millions)
Supplemental pro forma for the periods ended June 30, 2010 (1)	$229.4	$61.7	$457.3	$126.0
Supplemental pro forma for the periods ended June 30, 2009 (1)	202.0	53.9	396.9	102.9

(1)

These unaudited pro forma results do not purport to be indicative of what operating results would have been had the acquisitions occurred on January 1, 2010 or January 1, 2009, and may not be indicative of future operating results.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010 and 2009

(unaudited)

4. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (acquired in place lease value and acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of June 30, 2010 and December 31, 2009.

	Balance as of
(Amounts in thousands)	June 30, 2010	December 31, 2009
Acquired in place lease value:
Gross amount	$421,130	$377,336
Accumulated amortization	(233,447)	(215,030)

Net	$187,683	$162,306

Acquired above market leases:
Gross amount	$71,477	$62,757
Accumulated amortization	(39,844)	(36,896)

Net	$31,633	$25,861

Acquired below market leases:
Gross amount	$170,609	$147,938
Accumulated amortization	(85,549)	(78,627)

Net	$85,060	$69,311

Amortization of acquired below-market lease value, net of acquired above-market lease value, resulted in an increase to rental revenues of $2.4 million and $2.1 million for the three months ended June 30, 2010 and 2009, respectively, and $4.7 million and $4.3 million for the six months ended June 30, 2010 and 2009, respectively. Estimated annual amortization of acquired below-market lease value, net of acquired above-market lease value, for each of the five succeeding years, commencing January 1, 2011 is as follows:

(Amounts in thousands)
2011	$9,289
2012	6,230
2013	6,167
2014	5,434
2015	4,679

Amortization of acquired in place lease value (a component of depreciation and amortization expense) was $10.2 million and $9.0 million for the three months ended June 30, 2010 and 2009, respectively, and $20.1 million and $18.1 million for the six months ended June 30, 2010 and 2009, respectively. Estimated annual amortization of acquired in place lease value for each of the five succeeding years, commencing January 1, 2011 is as follows:

(Amounts in thousands)
2011	$32,078
2012	27,104
2013	26,069
2014	22,447
2015	17,103

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010 and 2009

(unaudited)

5. Debt

A summary of outstanding indebtedness as of June 30, 2010 and December 31, 2009, respectively, is as follows (in thousands):

Properties	Interest Rate at June 30, 2010		Maturity Date		Principal Outstanding June 30, 2010		Principal Outstanding December 31, 2009
Mortgage loans:
Secured Term Debt (1)(2)	5.65%		Nov. 11, 2014		$142,810		$144,078
3 Corporate Place (2)(3)	6.72%		Aug. 1, 2011	(4)	80,000		80,000
200 Paul Avenue 1-4 (2)	5.74%		Oct. 8, 2015		76,997		77,803
2045 & 2055 LaFayette Street (2)	5.93%		Feb. 6, 2017		66,854		67,271
Mundells Roundabout	3-month GBP LIBOR + 1.20%	(5)	Nov. 30, 2013		64,002	(6)	69,154	(6)
600 West Seventh Street	5.80%		Mar. 15, 2016		54,850		55,524
34551 Ardenwood Boulevard 1-4 (2)	5.95%		Nov. 11, 2016		54,626		54,945
1100 Space Park Drive (2)	5.89%		Dec. 11, 2016		54,620		54,944
1350 Duane Avenue/3080 Raymond Street (2)	5.42%		Oct. 1, 2012		52,800		52,800
150 South First Street (2)	6.30%		Feb. 6, 2017		52,457		52,760
114 Rue Ambroise Croizat	3-month EURIBOR + 1.35%	(5)	Jan. 18, 2012		38,184	(7)	45,067	(7)
Clonshaugh Industrial Estate II (3)	3-month EURIBOR + 4.50%	(5)	Sep. 4, 2014		36,714	(7)	42,993	(7)
1500 Space Park Drive (2)	6.15%		Oct. 5, 2013		40,924		41,883
2334 Lundy Place (2)	5.96%		Nov. 11, 2016		39,728		39,960
Unit 9, Blanchardstown Corporate Park	3-month EURIBOR + 1.35%	(5)	Jan. 18, 2012		32,829	(7)	38,746	(7)
Cressex 1 (8)	5.68%		Oct. 16, 2014		27,289	(6)	29,486	(6)
6 Braham Street (3)	3-month GBP LIBOR + 0.90%	(5)	Apr. 10, 2011		18,980	(6)	20,831	(6)
1201 Comstock Street (3)	1-month LIBOR + 3.50%	(5)	Jun. 24, 2012	(4)	17,363		17,737
Datacenter Park—Dallas	5.00%		Sep. 15, 2010	(4)	17,000		17,000
Paul van Vlissingenstraat 16	3-month EURIBOR + 1.60%	(5)	Jul. 18, 2013		12,884	(7)	15,208	(7)
Chemin de l’Epinglier 2	3-month EURIBOR + 1.50%	(5)	Jul. 18, 2013		9,322	(7)	11,046	(7)
Gyroscoopweg 2E-2F (9)	3-month EURIBOR + 1.50%	(5)	Oct. 18, 2013		8,203	(7)	9,682	(7)
1125 Energy Park Drive (2)	7.62%	(10)	Mar. 1, 2032		9,132		9,203
Manchester Technopark (8)	5.68%		Oct. 16, 2014		8,302	(6)	8,970	(6)
731 East Trade Street	8.22%		Jul. 1, 2020		5,206		5,315

					1,022,076		1,062,406

Revolving credit facility	Various	(11)	Aug. 31, 2010	(4)	11,628	(12)	205,547	(12)
Unsecured senior notes—Series A	7.000%		Jul. 24, 2011		25,000		25,000
Unsecured senior notes—Series B	9.320%		Nov. 5, 2013		33,000		33,000
Unsecured senior notes—Series C	9.680%		Jan. 6, 2016		25,000		25,000
Unsecured senior notes—Series D	4.570%		Jan. 20, 2015		50,000		—
Unsecured senior notes—Series E	5.730%		Jan. 20, 2017		50,000		—
Unsecured senior notes—Series F	4.500%		Feb. 3, 2015		17,000		—
5.875% notes due 2020	5.875%		Feb. 1, 2020		500,000		—
4.125% exchangeable senior debentures due 2026	4.125%		Aug. 15, 2026	(13)	135,290		172,500
5.50% exchangeable senior debentures due 2029	5.50%		Apr. 15, 2029	(14)	266,400		266,400

Total principal outstanding					2,135,394		1,789,853
Unamortized discount on 5.875% unsecured senior notes due 2020					(8,254)		—
Unamortized discount on 4.125% exchangeable senior debentures due 2026					(3,609)		(6,666)
Unamortized premium—1125 Energy Park Drive, 731 East Trade Street, 1500 Space Park Drive and 1350 Duane Avenue/3080 Raymond Street mortgages					1,179		1,257

Total indebtedness					$2,124,710		$1,784,444

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010 and 2009

(unaudited)

(1)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.
(2)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.
(3)	The Operating Partnership or its subsidiary provides a limited recourse guarantee with respect to this loan.
(4)	Two one-year extensions are available, which we may exercise if certain conditions are met except for 1201 Comstock Street, which has a one-year extension available.
(5)	We have entered into interest rate swap or interest rate cap agreements as a cash flow hedge for interest generated by these US LIBOR, EURIBOR and GBP LIBOR based loans. See note 10 for further information.
(6)	Based on exchange rate of $1.49 to £1.00 as of June 30, 2010 and $1.61 to £1.00 as of December 31, 2009.
(7)	Based on exchange rate of $1.22 to €1.00 as of June 30, 2010 and $1.43 to €1.00 as of December 31, 2009.
(8)	These loans are also secured by a £7.8 million letter of credit. These loans are cross-collateralized by the two properties.
(9)	This loan is also secured by a €1.3 million letter of credit.
(10)	If the loan is not repaid by March 1, 2012, the interest rate increases to the greater of 9.62% or the treasury rate then in effect plus 2%.
(11)	The interest rate under our revolving credit facility equals either (i) US LIBOR, EURIBOR and GBP LIBOR (ranging from 1- to 6-month maturities) plus a margin of between 1.10% and 2.00% or (ii) the greater of (x) the base rate announced by the lender and (y) 1/2 of 1% per annum above the federal funds rate, plus a margin of between 0.100%—1.000%. In each case, the margin is based on our total leverage ratio. We incur a fee ranging from 0.125% to 0.20% for the unused portion of our unsecured revolving credit facility.
(12)	Balances as of June 30, 2010 and December 31, 2009 are as follows (balances, in thousands):

Denomination of Draw	Balance as of June 30, 2010		Weighted-average interest rate	Balance as of December 31, 2009		Weighted-average interest rate
US ($)	$—		—	$195,500		1.34%
Euro (€)	1,227	(a)	1.56%	10,047	(a)	1.58%
British Sterling (£)	10,401	(b)	1.67%	—		—

Total	$11,628		1.66%	$205,547		1.35%

(a) Based on exchange rate of $1.22 to €1.00 as of June 30, 2010 and $1.43 to €1.00 as of December 31, 2009.

(b) Based on exchange rate of $1.49 to £1.00 as of June 30, 2010.

(13)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of August 15, 2011, August 15, 2016 and August 15, 2021. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on August 18, 2011.
(14)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of April 15, 2014, April 15, 2019 and April 15, 2024. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on April 18, 2014.

As of June 30, 2010, our revolving credit facility had a total capacity of $750.0 million and matures in August 2010, subject to two one-year extension options exercisable by us. On June 15, 2010, we submitted notice of our intent to exercise the first such option to extend the maturity date of our revolving credit facility. Upon effectiveness of the extension, which is expected to occur in August 2010 , our revolving credit facility will be scheduled to mature in August 2011. The bank group is obligated to grant extension options provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility. On June 28, 2010, we completed an amendment to our revolving credit facility. The amendment to the revolving credit facility provides us with the ability to add eligible unencumbered international assets to the borrowing base in support of our outstanding unsecured debt. International assets include properties located in Canada, England, Ireland, Wales, France, Spain, the Netherlands, Singapore and Australia. Under the new amendment, international assets may comprise up to 25% of the borrowing base, with assets in Spain and Singapore limited to up to 10% of the borrowing base. As of June 30, 2010, borrowings under the revolving credit facility bore interest at a blended rate of 1.56% (Euro) and 1.67% (GBP), which are based on 1-month EURIBOR and 1-month GBP LIBOR, respectively, plus a margin of 1.10%. The revolving credit facility has a $515.0 million sub-facility for multicurrency advances in British Pound Sterling, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes. As of June 30, 2010, approximately $11.6 million was drawn under this facility and $17.2 million of letters of credit were issued.

The credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios as well as a pool of unencumbered assets. In addition, except to enable us to maintain our status as a REIT for federal income tax purposes, we are not permitted during any four consecutive fiscal quarters to make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined, for such period, subject to certain other adjustments. As of June 30, 2010, we were in compliance with all of such covenants.

Some of our mortgage loans are subject to prepayment lock-out periods. The terms of the following mortgage loans contain prepayment lock-out periods through the dates listed below:

Loan	Date
200 Paul Avenue 1-4	November 2010
1125 Energy Park Drive	December 2011

During the three months ended June 30, 2010 and 2009, we capitalized interest of approximately $2.5 million and $2.1 million, respectively, and for the six months ended June 30, 2010 and 2009, we capitalized interest of approximately $4.4 million and $5.2 million, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010 and 2009

(unaudited)

4.125% Exchangeable Senior Debentures due 2026

On August 15, 2006, the Operating Partnership issued $172.5 million of its 4.125% exchangeable senior debentures due August 15, 2026 (the 2026 Debentures). Costs incurred to issue the 2026 Debentures were approximately $5.4 million, net of the amount allocated to the equity component of the debentures. These costs are being amortized over a period of five years, which represents the estimated term of the 2026 Debentures, and are included in deferred financing costs, net in the condensed consolidated balance sheet. The 2026 Debentures are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by us.

Interest is payable on August 15 and February 15 of each year beginning February 15, 2007 until the maturity date of August 15, 2026. The 2026 Debentures bear interest at 4.125% per annum and contain an exchange settlement feature, which provides that the 2026 Debentures may, under certain circumstances, be exchangeable for cash (up to the principal amount of the 2026 Debentures) and, with respect to any excess exchange value, into cash, shares of our common stock or a combination of cash and shares of our common stock at an exchange rate that was initially 30.6828 shares per $1,000 principal amount of 2026 Debentures. The exchange rate on the 2026 Debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.265 per share per quarter (the “reference dividend”). Effective March 11, 2010, the exchange rate has been adjusted to 31.411 shares per $1,000 principal amount of 2026 Debentures as a result of the aggregate dividends in excess of the reference dividend that we declared and paid on our common stock beginning with the quarter ended December 31, 2006 and through the quarter ended June 30, 2010.

Prior to August 18, 2011, the Operating Partnership may not redeem the 2026 Debentures except to preserve our status as a REIT for U.S. federal income tax purposes. On or after August 18, 2011, at the Operating Partnership’s option, the 2026 Debentures are redeemable in cash in whole or in part at 100% of the principal amount plus unpaid interest, if any, accrued to, but excluding, the redemption date, upon at least 30 days’ but not more than 60 days’ prior written notice to holders of the 2026 Debentures.

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

In addition, the 2026 Debentures are exchangeable (i) prior to July 15, 2026, during any fiscal quarter after the fiscal quarter ended September 30, 2006, if the closing sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the exchange price in effect on the last trading day of the immediately preceding fiscal quarter, (ii) prior to July 15, 2026, during the five business day period after any five consecutive trading day period in which the average trading price per $1,000 principal amount of 2026 Debentures was equal to or less than 98% of the product of the closing sale price of the common stock during such period, multiplied by the applicable exchange rate, (iii) if we call the 2026 Debentures for redemption and (iv) any time on or after July 15, 2026. In April 2010, we gave notice to the holders of the 2026 Debentures that the 2026 Debentures shall be exchangeable during the calendar quarter ending June 30, 2010 pursuant to (i) above. The exchange price in effect as of March 31, 2010 was $31.84 per share. We have entered into a registration rights agreement whereby we agreed to register the shares of common stock which could be issued in the future upon exchange of the 2026 Debentures. We filed the shelf registration statement with the U.S. Securities and Exchange Commission in April 2007.

On June 14, 2010, we entered into an agreement with an institutional holder of approximately $37.0 million principal amount of our 2026 Debentures to exchange such debentures held by such holder for a combination of cash (approximately $0.7 million including accrued interest) and 1,160,950 privately issued shares of our common stock. During the three months ending June 30, 2010, we also exchanged $250,000 aggregate principal amount of the 2026 Debentures pursuant to the terms of the indenture governing the 2026 Debentures. As of June 30, 2010, the remaining $135.3 million face amount of the 2026 Debentures remains outstanding under the original terms. We recorded a loss on exchange of approximately $1.5 million for the three and six months ended June 30, 2010 determined based on the amount of the inducement paid of approximately $0.2 million plus the excess of the fair value of the 2026 Debentures at the exchange date over the carrying value of the exchanged 2026 Debentures along with a write off of a pro rata portion of the associated debt discount on the 2026 Debentures and deferred financing costs. This loss is reported as a loss on early extinguishment of debt in the condensed consolidated income statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010 and 2009

(unaudited)

The following table provides additional information about the 2026 Debentures as of the date presented pursuant to requirements under U.S. GAAP for convertible debt instruments that require the principal amount to be settled in cash upon conversion:

	4.125% Exchangeable Senior Debentures due 2026
($ and shares in thousands, except exchange price)	June 30, 2010	December 31, 2009
Carrying amount of the equity component	$14,337	$18,280
Principal amount of the liability component	$135,290	$172,500
Unamortized discount of the liability component	$3,609	$6,666
Net carrying amount of the liability component	$131,681	$165,834
Remaining amortization period of discount	13 months	19 months
Exchange price	$31.84	$32.22
Number of shares to be issued upon exchange (a)	1,904	1,923
The amount by which the if-exchanged value exceeds the principal amount (b)	$109,827	$96,693
Effective interest rate on liability component	6.75%	6.75%
Non-cash interest cost recognized for the six-month period ended	$2,067	$1,933	(b)
Coupon rate interest cost recognized for the six-month period ended	$3,490	$3,558	(b)

(a)	In accordance with accounting guidance on convertible debt instruments that requires the principal amount to be settled in cash upon conversion, we are required to disclose the exchange price and the number of shares on which the aggregate consideration to be delivered upon exchange is determined (principal plus excess value). The 2026 Debentures require the entire principal amount to be settled in cash, and at our option, any excess value above the principal amount may be settled in cash and/or common shares. Based on the June 30, 2010 and December 31, 2009 closing share prices of our common shares and the exchange prices in the table above, the excess value was approximately $109.8 million and $96.7 million, respectively; accordingly, approximately 1.9 million common shares would be issued if the 2026 Debentures were settled on these dates and we elected to settle the excess value in shares of our common stock.
(b)	Amounts are for the six months ended June 30, 2009.

5.50% Exchangeable Senior Debentures due 2029

On April 20, 2009, the Operating Partnership issued $266.4 million of its 5.50% exchangeable senior debentures due April 15, 2029 (the 2029 Debentures). Costs incurred to issue the 2029 Debentures were approximately $7.8 million. These costs are being amortized over a period of five years, which represents the estimated term of the 2029 Debentures, and are included in deferred financing costs, net in the condensed consolidated balance sheet. The 2029 Debentures are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by us.

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

Prior to April 18, 2014, the Operating Partnership may not redeem the 2029 Debentures except to preserve our status as a REIT for U.S. federal income tax purposes. On or after April 18, 2014, at the Operating Partnership’s option, the 2029 Debentures are redeemable in cash in whole or in part at 100% of the principal amount plus unpaid interest, if any, accrued to, but excluding, the redemption date, upon at least 30 days’ but not more than 60 days’ prior written notice to holders of the 2029 Debentures.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010 and 2009

(unaudited)

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

5.875% Notes due 2020

On January 28, 2010, the Operating Partnership issued $500.0 million aggregate principal amount of notes, maturing on February 1, 2020 with an interest rate of 5.875% per annum (the 2020 Notes). The purchase price paid by the initial purchasers was 98.296% of the principal amount. The 2020 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by us. Interest on the 2020 Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2010. The net proceeds from the offering after deducting the original issue discount of approximately $8.5 million and underwriting commissions and expenses of approximately $4.4 million was approximately $487.1 million. We used the net proceeds from the offering to temporarily repay our borrowings under our revolving credit facility, fund development and redevelopment opportunities and for general corporate purposes. The 2020 Notes have been reflected net of discount in the condensed consolidated balance sheet.

The indenture governing the 2020 Notes contains certain negative covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At June 30, 2010, we were in compliance with each of these financial restrictions and requirements.

We have entered into a registration rights agreement whereby the Operating Partnership must register notes to be issued in an exchange offer for the 2020 Notes. If the Operating Partnership does not fulfill certain of its obligations under the registration rights agreement, it will be required to pay liquidated damages to the holders of the 2020 Notes. No separate contingent obligation has been recorded as no liquidated damages have become probable. We filed a registration statement with the U.S. Securities and Exchange Commission in June 2010 in connection with the exchange offer, which registration statement is not yet effective.

Unsecured Senior Notes

On January 20, 2010, the Operating Partnership closed the sale of $100.0 million aggregate principal amount of its senior unsecured term notes to Prudential Investment Management, Inc. and certain of its affiliates, or, collectively, Prudential, pursuant to the Prudential shelf facility. The notes were issued in two series referred to as the series D and series E notes. The series D notes have a principal amount of $50.0 million, an interest-only rate of 4.57% per annum and a five-year maturity, and the series E notes have a principal amount of $50.0 million, an interest-only rate of 5.73% per annum and a seven-year maturity. On February 3, 2010, the Operating Partnership closed the sale of an additional $17.0 million aggregate principal amount of its senior unsecured term notes, which we refer to as the series F notes, to Prudential pursuant to the Prudential shelf facility. The series F notes have an interest-only rate of 4.50% per annum and a five-year maturity. We used the proceeds of the series D, series E and series F notes to fund acquisitions, to temporarily repay borrowings under our revolving credit facility, to fund working capital and for general corporate purposes. As of June 30, 2010 and December 31, 2009, there was $200.0 million and $83.0 million of unsecured senior notes outstanding, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010 and 2009

(unaudited)

The table below summarizes our debt maturities and principal payments as of June 30, 2010 (in thousands):

	Revolving Credit Facility (1)	Unsecured Senior Notes	5.875% Notes due 2020	Mortgage Loans (2)	Exchangeable Senior Debentures		Total Debt
Remainder of 2010	$11,628	$—	$—	$24,059	$—		$35,687
2011	—	25,000	—	113,450	135,290	(3)	273,740
2012	—	—	—	151,783	—		151,783
2013	—	33,000	—	140,392	—		173,392
2014	—	—	—	211,858	266,400	(4)	478,258
Thereafter	—	142,000	500,000	380,534	—		1,022,534

Subtotal	$11,628	$200,000	$500,000	$1,022,076	$401,690		$2,135,394
Unamortized discount	—	—	(8,254)	—	(3,609)		(11,863)
Unamortized premium	—	—	—	1,179	—		1,179

Total	$11,628	$200,000	$491,746	$1,023,255	$398,081		$2,124,710

(1)

Subject to two one-year extension options exercisable by us, the first of which was exercised on June 15, 2010. Upon effectiveness of the extension, which is expected to occur in August 2010 , our revolving credit facility will be scheduled to mature in August 2011. The bank group is obligated to grant extension options provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility.

(2)

Our mortgage loans are generally non-recourse to us, subject to carve outs for specified actions by us or specified undisclosed environmental liabilities. As of June 30, 2010, we had provided limited recourse guarantees with respect to approximately $153.1 million principal amount of the outstanding mortgage indebtedness, and partial letter of credit support with respect to approximately an additional $43.8 million of the outstanding mortgage indebtedness.

(3)	Assumes maturity of the 2026 Debentures at first redemption date in August 2011.
(4)	Assumes maturity of the 2029 Debentures at first redemption date in April 2014.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010 and 2009

(unaudited)

6. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income available to common stockholders	$9,091	$10,271	$23,835	$20,566

Weighted average shares outstanding—basic	80,542,329	76,121,380	79,164,167	75,416,483
Potentially dilutive common shares:
Stock options	225,931	195,699	206,803	185,826
Class C Units (2007 Grant)	154,229	—	142,747	—
Unvested incentive units	179,267	—	155,504	—
Excess exchange value of the 2026 Debentures	1,920,061	534,123	1,781,415	204,172

Weighted average shares outstanding—diluted	83,021,817	76,851,202	81,450,636	75,806,481

Income per share:
Basic	$0.11	$0.13	$0.30	$0.27

Diluted	$0.11	$0.13	$0.29	$0.27

On or after July 15, 2026, the 2026 Debentures may be exchanged at the then-applicable exchange rate for cash (up to the principal amount of the 2026 Debentures) and, with respect to any excess exchange value, into cash, shares of our common stock or a combination of cash and shares of our common stock. The 2026 Debentures are also exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events. During the three and six months ended June 30, 2010, the weighted average common stock price exceeded the strike price as of June 30, 2010 of $31.84. Therefore, using the treasury method, 1,920,061 and 1,781,415 shares of common stock contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common shares in determining diluted earnings per share for the three and six months ended June 30, 2010, respectively. During the three and six months ended June 30, 2009, the weighted average common stock price exceeded the strike price as of June 30, 2009 of $32.22. Therefore, using the treasury method, 534,123 and 204,172 shares of common stock contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common shares in determining diluted earnings per share for the three and six months ended June 30, 2009, respectively.

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average of Operating Partnership common units not owned by us	4,964,417	5,877,187	4,874,406	5,861,814
Potentially dilutive outstanding stock options	—	514,626	5,346	514,626
Potentially dilutive 2029 Debentures	6,195,345	4,901,812	6,195,345	2,464,447
Potentially dilutive outstanding Class C Units (2007 Grant)	—	685,036	—	685,036
Potentially dilutive Series C Cumulative Convertible Preferred Stock	3,657,477	3,614,777	3,657,477	3,614,777
Potentially dilutive Series D Cumulative Convertible Preferred Stock	8,237,540	8,215,221	8,226,381	8,215,221

	23,054,779	23,808,659	22,958,955	21,355,921

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010 and 2009

(unaudited)

7. Income Taxes

We have elected to be taxed as a REIT and believe that we have complied with the REIT requirements of the Code. As a REIT, we are generally not subject to corporate level federal income and excise taxes on taxable income to the extent it is currently distributed to our stockholders. Since inception, we have distributed 100% of our taxable income and intend to do so for the tax year ending December 31, 2010. As such, no provision for federal income taxes has been included in the accompanying interim condensed consolidated financial statements for the three and six months ended June 30, 2010 and 2009.

As a REIT, we are subject to local and state taxes in certain states where we operate. We are also subject to foreign income taxes in countries that do not recognize U.S. REITs under their respective tax laws. Income taxes for these jurisdictions are accrued, as necessary, for the six months ended June 30, 2010 and 2009.

We have elected taxable REIT subsidiary (TRS) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs and hold assets that REITs cannot hold directly. Income taxes for TRS entities are accrued, as necessary, for the three and six months ended June 30, 2010 and 2009.

For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries are accrued, as necessary, for the three and six months ended June 30, 2010 and 2009.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010 and 2009

(unaudited)

8. Equity

(a) Stockholders’ and Noncontrolling Interests Equity

The following table presents a reconciliation of the carrying amount of equity for the period indicated ($ in thousands):

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, net	Total Stockholders' Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Venture	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2009	$662,338	76,812,783	$766	$1,155,709	$(231,871)	$(27,947)	$1,558,995	$58,192	$17,614	$75,806	$1,634,801
Conversion of units to common stock	—	675,742	7	7,172	—	—	7,179	(7,179)	—	(7,179)	—
Issuance of restricted stock, net of forfeitures	—	83,576	—	—	—	—	—	—	—	—	—
Net proceeds from sale of common stock	—	8,220,263	82	444,459	—	—	444,541	—	—	—	444,541
Exercise of stock options	—	95,355	1	3,637	—	—	3,638	—	—	—	3,638
Issuance of common stock in exchange for debentures	—	1,161,632	12	36,977	—	—	36,989	—	—	—	36,989
Conversion of series D preferred stock	(24)	595	—	24	—	—	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	6,601	—	—	6,601	—	—	—	6,601
Dividends declared on preferred stock	—	—	—	—	(20,202)	—	(20,202)	—	—	—	(20,202)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(79,295)	—	(79,295)	(5,290)	—	(5,290)	(84,585)
Reclassification of vested share based awards	—	—	—	(9,573)	—	—	(9,573)	9,573	—	9,573	—
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	—	4,833	4,833	4,833
Net income	—	—	—	—	44,037	—	44,037	1,533	(82)	1,451	45,488
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	(35,271)	(35,271)	(2,248)	—	(2,248)	(37,519)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	(5,725)	(5,725)	(371)	—	(371)	(6,096)
Other comprehensive income—reclassification of other comprehensive income to interest expense	—	—	—	—	—	3,196	3,196	204	—	204	3,400

Balance as of June 30, 2010	$662,314	87,049,946	$868	$1,645,006	$(287,331)	$(65,747)	$1,955,110	$54,414	$22,365	$76,779	$2,031,889

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010 and 2009

(unaudited)

(b) Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by us. The following table shows the ownership interest in the Operating Partnership as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Number of units	Percentage of total	Number of units	Percentage of total
The Company	87,049,946	94.0%	76,812,783	93.4%
Noncontrolling interests consist of:
Common units held by third parties	3,970,549	4.3	4,360,549	5.3
Incentive units held by employees and directors (see note 9)	1,566,483	1.7	1,058,548	1.3

	92,586,978	100.0%	82,231,880	100.0%

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $274.7 million and $249.5 million based on the closing market price of the Company’s common stock on June 30, 2010 and December 31, 2009, respectively.

The following table shows activity for the noncontrolling interests in the Operating Partnership for the six months ended June 30, 2010:

	Common Units	Incentive Units	Total
As of December 31, 2009	4,360,549	1,058,548	5,419,097
Redemption of common units for shares of our common stock (1)	(390,000)	—	(390,000)
Conversion of incentive units held by employees and directors for shares of our common stock (1)	—	(285,742)	(285,742)
Vesting of 2007 OPP Grant	—	593,316	593,316
Grant of incentive units to employees and directors	—	200,361	200,361

As of June 30, 2010	3,970,549	1,566,483	5,537,032

(1)	This redemption was recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet.

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

June 30, 2010 and 2009

(unaudited)

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

(c) Dividends and Distributions

In 2010, we have declared the following dividends and equivalent distributions on units in the Operating Partnership (in thousands):

Date dividend and distribution declared	Dividend and distribution payable date	Series A Preferred Stock (1)	Series B Preferred Stock (2)	Series C Preferred Stock (3)	Series D Preferred Stock (4)	Common Stock and Operating Partnership Common and Incentive Units (5)
February 23, 2010	March 31, 2010	$2,199	$1,246	$1,914	$4,742	$40,143
April 27, 2010	June 30, 2010	$2,199	$1,246	$1,914	$4,742	$44,442

		$4,398	$2,492	$3,828	$9,484	$84,585

(1)	$2.125 annual rate of dividend per share.
(2)	$1.969 annual rate of dividend per share.
(3)	$1.094 annual rate of dividend per share.
(4)	$1.375 annual rate of dividend per share.
(5)	$1.920 annual rate of dividend and distribution per share and unit.

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

As of June 30, 2010, 3,944,005 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Amended and Restated 2004 Incentive Award Plan. Each long-term incentive and Class C Unit issued under the Amended and Restated 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the Amended and Restated 2004 Incentive Award Plan and the individual award limit discussed above.

(a) Long-Term Incentive Units

Long-term incentive units, which are also referred to as profits interest units, may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. Long-term incentive units, whether vested or not, will receive the same quarterly per unit distributions as Operating Partnership common units, which equal per share distributions on our common stock. Initially, long-term incentive units do not have full parity with common units with respect to liquidating distributions. If such parity is reached, vested long-term incentive units may be converted into an equal number of common units of the Operating Partnership at any time, and thereafter enjoy all the rights of common units of the Operating Partnership, including redemption rights.

In order to achieve full parity with common units, long-term incentive units must be fully vested and the holder’s capital account balance in respect of such long-term incentive units must be equal to the capital account balance of a holder of an equivalent number of common units. The capital account balance attributable to each common unit is generally expected to be the same, in part because of the amount credited to a partner’s capital account upon their contribution of property to the Operating Partnership, and in part because the partnership agreement provides, in most cases, that allocations of income, gain, loss and deduction (which will adjust the partners’ capital accounts) are to be made to the common units on a proportionate basis. As a result, with respect to a number of long- term incentive units, it is possible to determine the capital account balance of an equivalent number of common units by multiplying the number of long-term incentive units by the capital account balance with respect to a common unit.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010 and 2009

(unaudited)

A partner’s initial capital account balance is equal to the amount the partner paid (or contributed to the Operating Partnership) for its units and is subject to subsequent adjustments, including with respect to the partner’s share of income, gain or loss of the Operating Partnership. Because a holder of long-term incentive units generally will not pay for the long-term incentive units, the initial capital account balance attributable to such long-term incentive units will be zero. However, the Operating Partnership is required to allocate income, gain, loss and deduction to the partners’ capital accounts in accordance with the terms of the partnership agreement, subject to applicable Treasury Regulations. The partnership agreement provides that holders of long-term incentive units will receive special allocations of gain in the event of a sale or “hypothetical sale” of assets of the Operating Partnership prior to the allocation of gain to the Company or other limited partners with respect to their common units. The amount of such allocation will, to the extent of any such gain, be equal to the difference between the capital account balance of a holder of long-term incentive units attributable to such units and the capital account balance attributable to an equivalent number of common units. If and when such gain allocation is fully made, a holder of long-term incentive units will have achieved full parity with holders of common units. To the extent that, upon an actual sale or a “hypothetical sale” of the Operating Partnership’s assets as described above, there is not sufficient gain to allocate to a holder’s capital account with respect to long-term incentive units, or if such sale or “hypothetical sale” does not occur, such units will not achieve parity with common units.

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

During the six months ended June 30, 2010 and 2009, certain employees were granted an aggregate of 107,993 and 148,310 long-term incentive units, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of units ultimately granted to the employee. The performance condition is based upon our achievement of the respective fiscal years’ Funds From Operations per share targets. Upon evaluating the results of the performance condition, the final number of units is determined and such units vest based on achievement of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the original grant date and 30% vesting on each of the third and fourth anniversaries of the original grant date provided the grantee continues employment on each anniversary date. Based on our 2009 FFO per diluted share and unit, as adjusted by our compensation committee, all of the 2009 long-term incentive units satisfied the performance condition. The grant date fair values, which equal the market price of our common stock, are being expensed on a straight-line basis over the vesting period of the long-term incentive units, which ranges from four to five years.

The expense recorded for the three months ended June 30, 2010 and 2009 related to long-term incentive units was approximately $2.2 million and $1.2 million, respectively, and was approximately $3.4 million and $2.0 million for the six months ended June 30, 2010 and 2009, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2010, respectively, as compared to $0.2 million and $0.3 million for the three and six months ended June 30, 2009 respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $15.7 million and $9.3 million as of June 30, 2010 and December 31, 2009, respectively. We expect to recognize this unearned compensation over the next 3.0 years on a weighted average basis.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010 and 2009

(unaudited)

(b) Class C Profits Interest Units

On May 2, 2007, we granted an award of Class C Profits Interest Units of the Operating Partnership or restricted stock units, which we refer to collectively as the Class C Units, under the First Amended and Restated 2004 Incentive Award Plan (2007 Grant) to each of our named executive officers and certain other officers and employees.

The Class C Units subject to this award were subject to vesting based on the achievement of a total shareholder return (which we refer to as the market condition) as measured on November 1, 2008 (which we refer to as the first measurement date) and May 1, 2010 (which we refer to as the second measurement date). If:

•	with respect to the first measurement date, we achieve a total shareholder return equal to at least 18% over the period commencing on May 2, 2007 and ending on November 1, 2008; and

•

with respect to the second measurement date, we achieve a total shareholder return equal to at least 36% over a period commencing on May 2, 2007 and ending on the earlier of May 1, 2010 and the date of a change in control of our company, the aggregate amount of the 2007 Grant award was equal to 8% of the excess shareholder value, as defined, created during the applicable performance period, but in no event in excess of:

•	$17 million for the first measurement date; or

•	$40 million (less the amount of the award pool as of the first measurement date) for the second measurement date.

On May 1, 2010, we determined that 613,485 of the Class C Units granted in 2007 described above satisfied the market condition on the second measurement date (May 1, 2010), with the value of these units equal to the maximum amount of the award pool payable pursuant to the 2007 Grant on the second measurement date. Of the Class C Units that satisfied the market condition on May 1, 2010, 60% vested on May 1, 2010 and the remaining 40% will vest ratably each month thereafter for 24 months.

The fair value of the 2007 Grant was measured on the grant date using a Monte Carlo simulation to estimate the probability of the multiple market conditions being satisfied. The Monte Carlo simulation uses a statistical formula underlying the Black-Scholes and binomial formulas, and such simulation was run approximately 100,000 times. For each simulation, the value of the payoff was calculated at the settlement date and was then discounted to the grant date at a risk-free interest rate. The expected value of the Class C units on the grant date was determined by multiplying the average of the values over all simulations by the number of outstanding shares of common stock and Operating Partnership units. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. Other significant assumptions used in the valuation included an expected term of 36 months, expected stock price volatility of 23%, a risk-free interest rate of 4.6%, and a dividend growth rate of 5.0 percent. The fixed award limit under the plan is $17 million for the first market condition and $40 million for the second market condition, and there were 69.2 million shares of common stock and Operating Partnership units outstanding as of the 2007 grant date. The grant date fair value of these awards of approximately $11.8 million will be recognized as compensation expense on a straight-line basis over the expected service period of five years. The unearned compensation as of June 30, 2010 and December 31, 2009 was $3.9 million and $5.0 million, respectively. As of June 30, 2010 and December 31, 2009, 378,307 and none, respectively, of the above awards had vested. We recognized compensation expense related to these Class C Units of $0.5 million for the three months ended June 30, 2010 and 2009 and $0.9 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $0.1 million for the three months ended June 30, 2010 and 2009 and $0.1 million for the six months ended June 30, 2010 and 2009.

(c) Stock Options

The fair value of each option granted under the 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model. For the three and six months ended June 30, 2010 and 2009, no stock options were granted. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. The expense recorded for the three months ended June 30, 2010 and 2009 was approximately $0.2 million and approximately $0.5 million for the six months ended June 30, 2010 and 2009. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $62,000 and $61,000 for the three months ended June 30, 2010 and 2009, respectively, and $123,000 and $122,000 for the six months ended June 30, 2010 and 2009, respectively. Unearned compensation representing the unvested portion of the stock options totaled $1.9 million and $2.5 million as of June 30, 2010 and December 31, 2009, respectively. We expect to recognize this unearned compensation over the next 1.6 years on a weighted average basis.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010 and 2009

(unaudited)

The following table summarizes the 2004 Incentive Award Plan’s stock option activity for the six months ended June 30, 2010:

	Six months ended June 30, 2010
	Shares	Weighted average exercise price
Options outstanding, beginning of period	620,276	$30.63
Exercised	(95,355)	38.15
Cancelled / Forfeited	—	—

Options outstanding, end of period	524,921	$29.26

Exercisable, end of period	341,194	$23.73

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2010:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value
$12.00-13.02	182,369	4.33	$12.01	$8,329,341	182,369	4.33	$12.01	$8,329,341
$20.37-28.09	34,724	5.49	23.23	1,196,293	22,886	5.45	22.60	802,749
$33.18-41.73	307,828	6.75	40.17	5,390,670	135,939	6.72	39.65	2,451,490

	524,921	5.82	$29.26	$14,916,304	341,194	5.36	$23.73	$11,583,580

(d) Restricted Stock

During the six months ended June 30, 2010 and 2009, certain employees were granted an aggregate of 31,164 and 48,815 shares of restricted stock, respectively. The grant date fair values, which equal the market price of our common stock, are being expensed on a straight-line basis over the vesting period of the restricted stock, which is four years. During the six months ended June 30, 2010 and 2009, certain employees were also granted an aggregate of 37,914 and 53,909 shares of restricted stock, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of shares ultimately granted to the employee. The performance condition is based upon our achievement of the respective year’s FFO per share targets. Upon evaluating the results of the performance condition, the final number of shares is determined and such shares vest based on achievement of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the original grant date and 30% vesting on each of the third and fourth anniversaries of the original grant date provided the grantee continues employment on each anniversary date. Based on our 2009 FFO per diluted share and unit, all of the 2009 restricted stock satisfied the performance condition.

The expense recorded for the three months ended June 30, 2010 and 2009 related to grants of restricted stock was approximately $0.4 million and $0.3 million, respectively. The expense recorded for the six months ended June 30, 2010 and 2009 related to grants of restricted stock was approximately $0.7 million and $0.5 million, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.3 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $0.4 million and $0.3 million for the six months ended June 30, 2010 and 2009, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $5.5 million and $3.3 million as of June 30, 2010 and December 31, 2009, respectively. We expect to recognize this unearned compensation over the next 3.1 years on a weighted average basis.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010 and 2009

(unaudited)

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

Our agreements with some of our derivative counterparties provide either that (1) we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness or (2) we could be declared in default on our derivative obligations if we default on any of our indebtedness, including a default where repayment of the underlying indebtedness has not been accelerated by the lender.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The fair value of these derivatives was ($10.2) million and ($7.5) million at June 30, 2010 and December 31, 2009, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2010 and 2009, there were no ineffective portions to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our debt. As of June 30, 2010, we estimate that an additional $5.6 million will be reclassified as an increase to interest expense during the twelve months ending June 30, 2011, when the hedged forecasted transactions impact earnings.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010 and 2009

(unaudited)

As of June 30, 2010 and December 31, 2009, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of June 30, 2010		As of December 31, 2009		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of June 30, 2010	As of December 31, 2009
$18,980	(1)	$20,831	(1)	Swap	4.944	Jul. 10, 2006	Apr. 10, 2011	$(589)	$(952)
64,002	(1)	69,154	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013	(2,681)	(299)
12,884	(2)	15,208	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013	(952)	(889)
9,321	(2)	11,003	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013	(712)	(675)
8,203	(2)	9,682	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013	(641)	(579)
38,184	(2)	45,067	(2)	Swap	3.776	Dec. 5, 2006	Jan. 18, 2012	(1,567)	(1,887)
32,829	(2)	38,746	(2)	Swap	4.000	Dec. 20, 2006	Jan. 18, 2012	(1,420)	(1,794)
36,714	(2)	42,993	(2)	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014	(1,599)	(453)
17,363		17,737		Cap	4.000	June 24, 2009	June 25, 2012	7	70

$238,480		$270,421						$(10,154)	$(7,458)

(1)	Translation to U.S. dollars is based on exchange rate of $1.49 to £1.00 as of June 30, 2010 and $1.61 to £1.00 as of December 31, 2009.
(2)	Translation to U.S. dollars is based on exchange rate of $1.22 to €1.00 as of June 30, 2010 and $1.43 to €1.00 as of December 31, 2009.

We do not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2010 or December 31, 2009.

11. Fair Value of Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

Current accounting guidance requires the Company to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value. The Company’s disclosures of estimated fair value of financial instruments at June 30, 2010 and December 31, 2009 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010 and 2009

(unaudited)

As of June 30, 2010 and December 31, 2009, the aggregate estimated fair value and carrying value of our revolving credit facility, mortgage loans, unsecured senior notes, the 2020 Notes and exchangeable senior debentures were as follows (in thousands):

	As of June 30, 2010		As of December 31, 2009
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Revolving credit facility (1)	$11,628	$11,628	$205,547	$205,547
Unsecured senior notes (2)	212,379	200,000	94,470	83,000
5.875% notes due 2020 (2)(3)	499,415	491,746	—	—
Mortgage loans (2)	1,056,857	1,023,255	1,054,293	1,063,663
Exchangeable senior debentures (2)(3)	625,125	398,081	624,618	432,234

	$2,405,404	$2,124,710	$1,978,928	$1,784,444

(1)	The carrying value of our revolving credit facility approximates estimated fair value, due to the short-term nature of this instrument along with the variability of interest rates.
(2)	Valuations for our unsecured senior notes and mortgage loans are determined based on the expected future payments discounted at risk-adjusted rates. The 2020 Notes and exchangeable senior debentures are valued based on quoted market prices.
(3)	The carrying value of the 2020 Notes is net of discount of $8,254 as of June 30, 2010. The carrying values of our exchangeable senior debentures are net of discount of $3,609 and $6,666 as of June 30, 2010 and December 31, 2009, respectively, related to our 2026 Debentures.

12. Related Party Transactions

In December 2006, we entered into ten leases with tel(x), pursuant to which tel(x) provides enhanced meet-me-room services to our customers. The initial terms of these leases expire in 2026, and tel(x) has options to extend them through 2046. tel(x) was acquired by GI Partners Fund II, LLP in November 2006. Richard Magnuson, our Chairman, is also the chief executive officer of the advisor to GI Partners Fund II, LLP. Our consolidated statements of operations include rental revenues of approximately $5.8 million and $5.0 million from tel(x) for the three months ended June 30, 2010 and 2009, respectively and $10.9 million and $9.2 million for the six months ended June 30, 2010 and 2009, respectively. In connection with the lease agreements, we entered into an operating agreement with tel(x), effective as of December 1, 2006, with respect to joint sales and marketing efforts, designation of representatives to manage the national relationship between us and tel(x) and future meet-me-room facilities. Under the operating agreement, tel(x) has a sixty-day option to enter into a meet-me-room lease for certain future meet-me-room buildings acquired by us or any buildings currently owned by us that are converted into a meet-me-room building. As of June 30, 2010, tel(x) leases 134,970 square feet from us under 28 lease agreements.

We also entered into an agreement with tel(x), effective as of December 1, 2006, with respect to percentage rent arising out of potential future lease agreements for rentable space in buildings covered by the meet-me-room lease agreements. Percentage rent earned during the the three and six months ended June 30, 2010 and 2009 amounted to approximately $0.4 million and $0.2 million, respectively.

In addition, in connection with the lease agreements, we entered into a management agreement with tel(x), effective as of December 1, 2007, pursuant to which tel(x) agreed to provide us with certain management services in exchange for a management fee of one percent of rents actually collected by tel(x).

We are party to five leases with SoftLayer Technologies, Inc. (SoftLayer), of which one has commenced during the three months ended June 30, 2010 and the remaining four will commence in future periods. The initial terms of these leases expire from 2013 to 2025, and SoftLayer has options to extend them from 2023 through 2035. On August 3, 2010, GI Partners Fund III, L.P. acquired a controlling interest in SoftLayer. Richard Magnuson, our Chairman, is also a manager of the general partner to GI Partners Fund III, L.P. Our consolidated statements of operations include rental revenues of approximately $0.4 million from SoftLayer for the three and six months ended June 30, 2010. No rental revenues were earned from SoftLayer for the three and six months ended June 30, 2009.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010 and 2009

(unaudited)

13. Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the leases of the 192,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2012. We made payments of approximately $3.8 million and $20,000 to the seller during the six months ended June 30, 2010 and 2009, respectively. We have recorded approximately $3.1 million and $2.1 million for this contingent liability on our condensed consolidated balance sheet at June 30, 2010 and December 31, 2009, respectively.

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other liabilities include $1.1 million and $1.3 million for this liability as of June 30, 2010 and December 31, 2009, respectively. During the six months ended June 30, 2010 and 2009, we paid approximately $0.1 million and $0.2 million, respectively, to the seller.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At June 30, 2010, we had open commitments related to construction contracts of approximately $62.4 million.

14. Tenant Leases

Revenues recognized from Savvis Communications comprised approximately 9.7% and 10.0% of total operating revenues, for the three months ended June 30, 2010 and 2009, respectively and 9.4% and 10.2% for the six months ended June 30, 2010 and 2009, respectively. Other than noted here, for the three and six months ended June 30, 2010 and 2009, no single tenant accounted for more than 10% of total operating revenues.

15. Subsequent Events

On July 27, 2010, we issued 236,444 privately issued shares of our common stock, par value $0.01 per share, and paid an incentive fee equal to $37,516 and accrued and unpaid interest equal to $138,360, in exchange for $7,500,000 in aggregate principal amount of the Operating Partnership’s 2026 Debentures held by an institutional holder, pursuant to an exchange agreement, dated July 27, 2010, by and among us, our operating partnership and the institutional holder.

On July 22, 2010, we distributed a Notice of Redemption to all holders of record of our outstanding 8.50% Series A Cumulative Redeemable Preferred, or Series A Preferred Stock, regarding our redemption of all outstanding shares of our Series A Preferred Stock at a redemption price of $25.31285 per share. The redemption price is equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends. The redemption date is August 24, 2010. We intend to fund the redemption with borrowings under our revolving credit facility.

On July 19, 2010, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit:

Share Class	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Common stock and common unit
Dividend and distribution amount	$0.531250	$0.492188	$0.273438	$0.343750	$0.530000
Dividend and distribution payable date	September 30, 2010	September 30, 2010	September 30, 2010	September 30, 2010	September 30, 2010
Dividend payable to shareholders of record on	September 15, 2010	September 15, 2010	September 15, 2010	September 15, 2010	September 15, 2010
Annual equivalent rate of dividend and distribution	$2.125	$1.969	$1.094	$1.375	$2.120

On July 13, 2010, we completed the acquisition of a five-property datacenter portfolio located in California, Arizona and Virginia, which we refer to as the 365 Main Portfolio. The purchase price was approximately $725.0 million and was funded with proceeds from our common stock offering in June 2010 and notes offering in July 2010 along with borrowings under our revolving credit facility. The 365 Main Portfolio comprises a total of approximately 919,000 square feet.

On July 8, 2010, the Operating Partnership closed the issuance of $375.0 million aggregate principal amount of 4.50% notes due 2015. The purchase price paid by the initial purchasers was 99.697% of the principal amount thereof. The notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by us. Interest on the notes is payable on January 15 and July 15 of each year, beginning on January 15, 2011. The net proceeds from the offering after deducting the original issue discount, underwriting commissions and estimated expenses was approximately $370.6 million. We used the net proceeds from the offering to fund a portion of the purchase price of the 365 Main Portfolio.

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report, including under Item 1A, Risk Factors. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Occupancy percentages discussed in the following discussion, for some of our properties, are calculated based on factors in addition to contractually leased square feet, including available power, required support space and common area.

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

As of June 30, 2010, we owned an aggregate of 87 technology-related real estate properties, excluding one property held as an investment in an unconsolidated joint venture, with approximately 15.2 million rentable square feet including approximately 1.9 million square feet of space held for redevelopment. At June 30, 2010, approximately 128,000 square feet of our space held for redevelopment was under construction for Turn-Key Datacenter® space in three U.S. markets and one European market.

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

We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to our common stock and our preferred stock. We currently intend to limit our indebtedness to 60% of our total enterprise value and, based on the closing price of our common stock on June 30, 2010 of $57.68, our ratio of debt to total enterprise value was approximately 26% as of June 30, 2010. Our total enterprise value is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us (with the per unit value equal to the market value of one share of our common stock and excluding long-term incentive units and Class C units), plus the book value of our total consolidated indebtedness.

Revenue base. As of June 30, 2010, we owned 87 properties through our operating partnership, excluding one property held as an investment in an unconsolidated joint venture. These properties are mainly located throughout the U.S., with 14 properties located in Europe and one property in Canada. We acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties Acquired (1)	Net Rentable Square Feet (2)	Square Feet of Space Held for Redevelopment as of June 30, 2010 (3)
2002	5	1,125,292	19,890
2003	6	1,028,185	30,175
2004	10	2,533,199	153,270
2005	20	3,323,357	186,940
2006	16	2,104,209	117,389
2007 (4)	13	1,671,142	235,697
2008	5	247,301	316,947
2009	6	687,060	710,247
2010	6	550,290	145,473

Properties owned as of June 30, 2010	87	13,270,035	1,916,028

(1)	Excludes properties sold in 2007 and 2006: 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006.
(2)	Current net rentable square feet as of June 30, 2010, which represents the current square feet at buildings under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes tenants’ proportional share of common areas but excludes space held for redevelopment.

(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space. The amounts included in this table represent current redevelopment space as of June 30, 2010 in the properties acquired during the relevant period.
(4)	Includes a developed building (43915 Devin Shafron Drive) placed into service in 2010 that is being included with a property (Devin Shafron buildings) that was acquired in 2007.

As of June 30, 2010, the properties in our portfolio were approximately 95.0% leased excluding 1.9 million square feet held for redevelopment. Due to the capital intensive and long term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of June 30, 2010, our original average lease term was approximately 14 years, with an average of over seven years remaining. The majority of our leasing since the completion of our initial public offering in November 2004 has been at lease terms shorter than 12 years. Our lease expirations through December 31, 2011 are 10.4% of net rentable square feet excluding space held for redevelopment as of June 30, 2010. Operating revenues from properties outside the United States were $22.4 million and $19.9 million for the three months ended June 30, 2010 and 2009, respectively, and $45.5 million and $39.4 million for the six months ended June 30, 2010 and 2009, respectively.

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

Rental income. The amount of rental income generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 1.9 million square feet held for redevelopment, as of June 30, 2010, the occupancy rate of the properties in our portfolio was approximately 95.0% of our net rentable square feet.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 13.3 million net rentable square feet, excluding redevelopment space, at June 30, 2010 is approximately 151,000 net rentable square feet of space with extensive datacenter improvements that is currently, or will shortly be, available for lease. Since our IPO, we have leased approximately 2,167,000 square feet of similar space. These Turn-Key Datacenters® are effective solutions for tenants who lack the expertise or capital budget to provide their own extensive datacenter infrastructure and security. Our expertise in datacenter construction and operations enables us to lease space to these tenants at a significant premium over other uses.

Negative trends in one or more of these factors, including as a result of the conditions described above under “Global market and economic conditions,” could adversely affect our rental income in future periods.

In addition, as of June 30, 2010, we had approximately 1.9 million square feet of redevelopment space, or approximately 13% of the total rentable space in our portfolio, including four vacant properties comprising approximately 289,000 square feet. Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for redevelopment space. We will require additional capital to finance our redevelopment activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.” Our ability to grow earnings depends in part on our ability to redevelop space and lease redevelopment space at favorable rates, which we may not be able to obtain. We may purchase additional vacant properties and properties with vacant redevelopment space in the future.

Economic downturns, including as a result of the conditions described above under “Global market and economic conditions,” or regional downturns affecting our sub-markets or downturns in the technology-related real estate industry that impair our ability to lease or renew or re-lease space, otherwise reduce returns on our investments or the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. As of June 30, 2010, we had no material tenants in bankruptcy.

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 0.7 million square feet of available space in our portfolio, which excludes approximately 1.9 million square feet available for redevelopment as of June 30, 2010, leases representing approximately 1.4% and 9.0% of the net rentable square footage of our portfolio are scheduled to expire during the six months ending December 31, 2010 and the year ending December 31, 2011, respectively.

Market concentration. We depend on the market for technology-based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of June 30, 2010, our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of 06/30/10 total annualized rent (1)
Silicon Valley	16.3%
New York Metro	12.2%
Chicago	11.2%
Northern Virginia	9.6%
Dallas	8.9%
Boston	7.3%
Phoenix	5.7%
San Francisco	4.6%
London, England	4.3%
Los Angeles	4.1%
Dublin, Ireland	3.1%
Paris, France	2.5%
Other	10.2%

100.0%

(1)	Annualized rent is monthly contractual rent under existing leases as of June 30, 2010 multiplied by 12.

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

This legislation would reduce GHG emissions in the United States through an economy-wide cap-and-trade program. The U.S. Senate has been working for many months on preparing its own version of clean energy and climate change legislation; most recently, that legislative effort has been narrowed to focus solely on the utility sector. Moreover, the U.S. Environmental Protection Agency, or EPA, is moving aggressively to regulate GHG emissions from large stationary sources, including electricity producers, using its own authority under the Clean Air Act. Some of those regulations have been finalized and currently are in litigation. In addition, since 2005 the European Union (including the United Kingdom) has been operating under a cap-and-trade program, which directly affects the largest emitters of greenhouse gases, including electricity producers from whom we purchase power. Any additional taxation or regulation of energy use, including as a result of (i) new legislation that Congress may pass, (ii) the regulations that the U.S. EPA has proposed or finalized, or (iii) any further reductions in the EU greenhouse gas cap could significantly increase our costs, and we may not be able to effectively pass all of these costs on to our tenants.

Interest rates. As of June 30, 2010, we had approximately $238.5 million of variable rate debt, all of which was mortgage debt subject to interest rate cap or swap agreements, and $11.6 million was outstanding on our revolving credit facility. The availability of debt and equity capital has significantly decreased as a result of the circumstances described above under “Global market and economic conditions.” The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to our stockholders necessary to maintain our qualification as a REIT.

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

Asset impairment evaluation. We review the carrying value of our properties when circumstances, such as adverse market conditions, indicate potential impairment may exist. We base our review on an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

We estimate the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers.

Revenue Recognition

Rental income is recognized using the straight-line method over the terms of the tenant leases. Deferred rents included in our balance sheets represent the aggregate excess of rental revenue recognized on a straight-line basis over the contractual rental payments that would be received under the remaining terms of the leases. Many of our leases contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. However, we generally are not entitled to reimbursement of property operating expenses, other than utility expense, and real estate taxes under our leases for Turn-Key Datacenters® . Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized over the remaining term of the lease, effective as of the date the lease modification is finalized, assuming collection is not considered doubtful. As discussed above, we recognize amortization of the value of acquired above or below market tenant leases as a reduction of rental income in the case of above market leases or an increase to rental revenue in the case of below market leases.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the three and six months ended June 30, 2010 and 2009. A summary of our operating results from continuing operations for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Data:	2010	2009	2010	2009
Total operating revenues	$197,464	$155,007	$389,243	$304,141
Total operating expenses	(143,314)	(112,161)	(279,898)	(222,092)

Operating income	54,150	42,846	109,345	82,049
Other expenses, net	(34,248)	(21,643)	(63,857)	(39,657)

Net income	$19,902	$21,203	$45,488	$42,392

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of this growth, our period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (same store properties are properties that were owned and operated for the entire current period and the entire immediate preceding year). The following table identifies each of the properties in our portfolio acquired from January 1, 2009 through June 30, 2010.

Acquired Buildings		Acquisition Date	Redevelopment Space of June 30, 2010 (1)	Net Rentable Square Feet Excluding Redevelopment Space (2)	Square Feet including Redevelopment Space	Occupancy Rate as of June 30, 2010 (3)
As of December 31, 2008 (75 Properties)			986,633	11,974,080	12,960,713	95.0%

January 1, 2009 through June 30, 2010

1525 Comstock Street		Sep-09	—	42,385	42,385	100.0
444 Toyama Drive		Sep-09	—	42,083	42,083	100.0
904 Quality Way	(4)	Sep-09	46,750	—	46,750	—
905 Security Row	(4)	Sep-09	249,657	—	249,657	—
1232 Alma Road	(4)	Sep-09	34,147	71,579	105,726	77.3
900 Quality Way	(4)	Sep-09	112,253	—	112,253	—
1400 N. Bowser Road	(4)	Sep-09	246,940	—	246,940	—
1301 International Parkway	(4)	Sep-09	20,500	—	20,500	—
908 Quality Way	(4)	Sep-09	—	14,400	14,400	100.0
1350 Duane Avenue/3080 Raymond Street		Oct-09	—	185,000	185,000	100.0
45901 & 45845 Nokes Boulevard		Dec-09	—	167,160	167,160	100.0
21561 & 21571 Beaumeade Circle		Dec-09	—	164,453	164,453	100.0
128 First Avenue		Jan-10		274,750	274,750	95.7
55 Middlesex Turnpike		Jan-10		106,000	106,000	87.9
60-80 Merrill Boulevard		Jan-10		169,540	169,540	100.0
43915 Devin Shairon Drive	(5)	Jan-10	73,675	58,605	132,280	49.6
1725 Comstock Street		Apr-10	39,643	—	39,643	—
3105 and 3115 Alfred Street		May-10	49,858	—	49,858	—
Cateringweg 5		Jun-10	55,972	—	55,972	—

Subtotal			929,395	1,295,955	2,225,350	94.6%

Total			1,916,028	13,270,035	15,186,063	95.0%

(1)	Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space.
(2)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease based on engineering drawings. Net rentable square feet includes tenants’ proportional share of common areas but excludes space held for redevelopment.
(3)	Occupancy rates exclude redevelopment space. For some of our properties, we calculate occupancy based on factors in addition to contractually leased square feet, including available power, required support space and common area.

(4)	The seven buildings at Digital Realty Trust Datacenter Park—Dallas are considered one property for our property count.
(5)	Represents a developed building placed into service in 2010 that is being included with a property (Devin Shafron buildings) that was acquired in 2007.

In May 2008, we acquired 701 & 717 Leonard Street, a parking garage in Dallas, Texas; however, we exclude the acquisition from our property count because it is located adjacent to our internet gateway datacenter located at 2323 Bryan Street and is not considered a separate property.

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009 and the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

Portfolio

As of June 30, 2010, our portfolio consisted of 87 properties, excluding one property held as an investment in an unconsolidated joint venture, with an aggregate of 15.2 million net rentable square feet including 1.9 million square feet held for redevelopment compared to a portfolio consisting of 75 properties, excluding one property held as an investment in an unconsolidated joint venture, with an aggregate of 13.0 million net rentable square feet including 1.1 million square feet held for redevelopment as of June 30, 2009. The increase in our portfolio reflects the acquisition of 12 properties in the twelve months ended June 30, 2010.

Operating Revenues

Operating revenues during the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Rental	$157,867	$125,490	$32,377	$310,588	$243,585	$67,003
Tenant reimbursements	39,597	29,434	10,163	78,655	60,455	18,200
Other	—	83	(83)	—	101	(101)

Total operating revenues	$197,464	$155,007	$42,457	$389,243	$304,141	$85,102

As shown by the same store and new properties table below, the increases in rental revenues and tenant reimbursement revenues for the three and six month periods ended June 30, 2010 compared to the same periods in 2009 were primarily due to new leasing at our same store properties and acquisition of properties. We acquired 12 properties during the twelve months ended June 30, 2010.

The following table shows operating revenues for new properties (properties that were not owned for each of the full three and six months ended June 30, 2010 and 2009) and same store properties (all other properties) (in thousands):

	Same Store Three Months Ended June 30,			New Properties Three Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Rental	$136,109	$125,490	$10,619	$21,758	$—	$21,758
Tenant reimbursements	34,954	29,434	5,520	4,643	—	4,643
Other	—	83	(83)	—	—	—

Total operating revenues	$171,063	$155,007	$16,056	$26,401	$—	$26,401

	Same Store Six Months Ended June 30,			New Properties Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Rental	$272,218	$243,585	$28,633	$38,370	$—	$38,370
Tenant reimbursements	70,087	60,455	9,632	8,568	—	8,568
Other	—	101	(101)	—	—	—

Total operating revenues	$342,305	$304,141	$38,164	$46,938	$—	$46,938

Same store rental revenues increased for the three and six months ended June 30, 2010 compared to the same periods in 2009 primarily as a result of new leases at our properties during the twelve months ended June 30, 2010 due to strong demand for datacenter space, including leases of completed redevelopment space, the largest of which was for space in 350 East Cermak Road, 1525 Comstock Street, 2440 Marsh Lane, St. Anne’s Boulevard (3 buildings) and 365 South Randolphville Road. Rental revenue included amounts earned from leases with tel(x), a related party, of approximately $5.8 million and $5.0 million for the three months ended June 30, 2010 and 2009, respectively, and $10.9 million and $9.2 million for the six months ended June 30, 2010 and 2009, respectively. Same store tenant reimbursement revenues increased for the three and six months ended June 30, 2010 as compared to the same periods in 2009 primarily as a result of new leasing and higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 350 East Cermak Road , 3 Corporate Place, 1525 Comstock Street and 600 West Seventh Street.

For the three and six months ended June 30, 2010, 128 First Avenue, 60 & 80 Merritt Boulevard, 55 Middlesex Turnpike and 1350 Duane Avenue/3080 Raymond Street contributed $20.3 million, or approximately 77% and $36.4 million, or approximately 78%, respectively, of the total new properties increase in revenues compared to the same periods in 2009.

Operating Expenses and Interest Expense

Operating expenses and interest expense during the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Rental properly operating and	$54,406	$42,301	$12,105	$107,648	$84,874	$22,774
Properly taxes	12,748	9,149	3,599	25,469	18,360	7,109
Insurance	1,846	1,488	358	3,581	2,944	637
Depreciation and amortization	59,860	49,183	10,677	117,392	95,487	21,905
General and administrative	12,574	9,958	2,616	23,093	19,630	3,463
Transactions	1,715	82	1,633	2,548	512	2,036
Other	165	—	165	167	285	(118)

Total operating expenses	$143,314	$112,161	$31,153	$279,898	$222,092	$57,806

Interest expense	$33,162	$22,495	$10,667	$64,064	$41,432	$22,632

As shown in the same store expense and new properties expense table below, total expenses for the three and six months ended June 30, 2010 increased compared to the same periods in 2009 primarily as a result of higher same store utility and maintenance costs as well as increased depreciation from additional redevelopment projects placed into service and from recently acquired properties.

The following table shows expenses for new properties (properties that were not owned for each of the full three and six months ended June 30, 2010 and 2009) and same store properties (all other properties) (in thousands):

	Same Store Three Months Ended June 30,			New Properties Three Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Rental property operating and maintenance	$46,637	$42,301	$4,336	$7,769	$—	$7,769
Property taxes	10,381	9,149	1,232	2,367	—	2,367
Insurance	1,612	1,488	124	234	—	234
Depreciation and amortization	52,760	49,183	3,577	7,100	—	7,100
General and administrative (1)	12,574	9,958	2,616	—	—	—
Transactions	—	—	—	1,715	82	1,633
Other	165	—	165	—	—	—

Total operating expenses	$124,129	$112,079	$12,050	$19,185	$82	$19,103

Interest expense	$32,418	$22,495	$9,923	$744 $	$—	$744

	Same Store Six Months Ended June 30,			New Properties Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Rental property operating and maintenance	$94,216	$84,874	$9,342	$13,432	$—	$13,432
Property taxes	21,210	18,360	2,850	4,259	—	4,259
Insurance	3,142	2,944	198	439	—	439
Depreciation and amortization	105,179	95,487	9,692	12,213	—	12,213
General and administrative (1)	23,093	19,630	3,463	—	—	—
Transactions	—	—	—	2,548	512	2,036
Other	167	285	(118)	—	—	—

Total operating expenses	$247,007	$221,580	$25,427	$32,891	$512	$32,379

Interest expense	$62,450	$41,432	$21,018	$1,614	$—	$1,614

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.

Same store rental property operating and maintenance expenses increased in the three and six months ended June 30, 2010 compared to the same periods in 2009 primarily as a result of higher utility rates in several of our properties along with redevelopment projects being placed into service leading to higher utility expense in 2010. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $4.6 million and $3.5 million for the three months ended June 30, 2009 and 2008, respectively, and $8.8 million and $6.7 million for the six months ended June 30, 2009 and 2008, respectively.

Same store depreciation and amortization expense increased in the three and six months ended June 30, 2010 compared to the same periods in 2009, principally because of depreciation of redevelopment projects that were placed into service in the final six months of 2009 and during 2010.

General and administrative expenses for the three and six months ended June 30, 2010 increased compared to the same periods in 2009 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher professional fees and marketing expenses.

Same store interest expense increased for the three and six months ended June 30, 2010 as compared to the same period in 2009 primarily as a result of higher average outstanding debt balances during 2010 compared to 2009 primarily due to the issuance of our 5.875% Notes due 2020, the issuance of our 5.50% Exchangeable Senior Debentures due 2029 and draws on our Prudential shelf facility. During the three months ended June 30, 2010 and 2009, we capitalized interest of approximately $2.5 million and $2.1 million, respectively, and for the six months ended June 30, 2010 and 2009, we capitalized interest of approximately $4.4 million and $5.2 million, respectively.

New property increases were caused by properties acquired during the period from January 1, 2009 to June 30, 2010. For the three and six months ended June 30, 2010, 128 First Avenue, 60 & 80 Merritt Boulevard, 55 Middlesex Turnpike and 1350 Duane Avenue/3080 Raymond Street contributed $14.0 million, or approximately 73%, and $24.6 million, or approximately 76%, respectively, of the total new properties increase in total operating expenses compared to the same periods in 2009.

Transactions expense increased in the three and six months ended June 30, 2010 compared to the same periods in 2009, principally because of acquisition related expenses related to the acquisitions of the New England Portfolio and 365 Main Portfolio.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

As of June 30, 2010, we had $342.6 million of cash and cash equivalents, excluding $35.8 million of restricted cash. Restricted cash primarily consists of interest-bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements, as well as capital expenditures.

Our short-term liquidity requirements primarily consist of operating expenses, redevelopment costs and other expenditures associated with our properties, dividend payments on our preferred stock, dividend payments to our stockholders required to maintain our REIT status, distributions to the unitholders in our operating partnership, capital expenditures, debt service on our loans and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, restricted cash accounts established for certain future payments and by drawing upon our revolving credit facility.

As of June 30, 2010, our revolving credit facility had a total capacity of $750.0 million and matures in August 2010, subject to two one-year extension options exercisable by us. On June 15, 2010, we submitted notice of our intention to exercise the first such option to extend the maturity date of our revolving credit facility. Upon effectiveness of the extension, which is expected to occur in August 2010, our revolving credit facility will be scheduled to mature in August 2011. The bank group is obligated to grant extension options provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility. As of June 30, 2010, borrowings under the revolving credit facility bore interest at a blended rate of 1.56% (Euro) and 1.67% (GBP), which are based on 1-month EURIBOR and 1-month GBP LIBOR, respectively, plus a margin of 1.10%. The revolving credit facility has a $515.0 million sub-facility for multicurrency advances in British Pound Sterling, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes. As of June 30, 2010, approximately $11.6 million was drawn under this facility, and $17.2 million of letters of credit were issued, leaving approximately $721.0 million available for use.

On June 28, 2010, we completed an amendment to our revolving credit facility. The amendment to the revolving credit facility provides us with the ability to add eligible unencumbered international assets to the borrowing base in support of our outstanding unsecured debt. International assets include properties located in Canada, England, Ireland, Wales, France, Spain, the Netherlands, Singapore and Australia. Under the new amendment, international assets may comprise up to 25% of the borrowing base, with assets in Spain and Singapore limited to up to 10% of the borrowing base.

On June 30, 2010, we completed an amendment to our Prudential shelf facility, the terms of which are substantially the same as the amendment to our revolving credit facility described above.

For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.

On December 31, 2009, we entered into equity distribution agreements, which we refer to as the Original Equity Distribution Agreements, with each of Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, or the Original Agents, under which we could issue and sell shares of our common stock having an aggregate offering price of up to $400,000,000 from time to time through, at our discretion, any of the Original Agents as our sales agents. On January 22, 2010, we amended and restated each Original Equity Distribution Agreement with the applicable Original Agent, and also entered into a new equity distribution agreement with Morgan Stanley & Co. Incorporated, or collectively the Equity Distribution Agreements, under which we may issue and sell shares of our common stock having an aggregate offering price of up to $400,000,000 (including the approximately 1.1 million shares of common stock having an aggregate offering price of approximately $54.3 million sold pursuant to the Original Equity Distribution Agreements as of January 22, 2010), from time to time through, at our discretion, any of the Original Agents or Morgan Stanley & Co. Incorporated as our sales agents. The sales of common stock made under the Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. We have used and intend to use the proceeds from the sale of shares pursuant to the Equity Distribution Agreements to temporarily repay borrowings under our revolving credit facility, to acquire additional properties, to fund development and redevelopment opportunities and for general corporate purposes. For the six months ended June 30, 2010, we generated net proceeds of approximately $67.5 million from the issuance of approximately 1.3 million common shares under our the Equity Distribution Agreements at an average price of $51.87 per share after payment of approximately $1.0 million of commissions to the sales agents.

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

On January 22, 2010, we completed the acquisition of the New England Portfolio, a three-property datacenter portfolio located in Massachusetts and Connecticut, from Sentinel Properties—Needham, LLC, SP—Needham I, LLC, Sentinel Properties—Bedford LLC and Sentinel Properties—Trumbull, LLC, or, collectively, the Sellers. The purchase price, which was determined through negotiations between us and the Sellers, was approximately $375.0 million and was paid in cash funded with borrowings under our revolving credit facility.

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

On June 8, 2010, we completed an offering of 6,900,000 shares of common stock for total net proceeds, after deducting discounts and estimated expenses, of approximately $377.1 million. We used a portion of the net proceeds from the offering to fund a portion of the acquisition of the 365 Main Portfolio, and the balance of the proceeds to acquire additional properties, to fund development and redevelopment opportunities and for general working capital purposes.

On June 14, 2010, we issued 1,160,950 privately issued shares of our common stock, par value $0.01 per share, and paid an incentive fee equal to $184,800 and accrued and unpaid interest equal to $503,965, in exchange for $36,960,000 in aggregate principal amount of our operating partnership’s 4.125% Exchangeable Senior Debentures due 2026 held by an institutional holder, pursuant to an exchange agreement, dated June 14, 2010, by and among us, our operating partnership and the institutional holder.

On July 8, 2010, our operating partnership closed the issuance of $375.0 million aggregate principal amount of 4.50% notes due 2015. The purchase price paid by the initial purchasers was 99.697% of the principal amount thereof. The notes are general unsecured senior obligations of our operating partnership, rank equally in right of payment with all other senior unsecured indebtedness of our operating partnership and are fully and unconditionally guaranteed by us. Interest on the notes is payable on January 15 and July 15 of each year, beginning on January 15, 2011. The net proceeds from the offering after deducting the original issue discount, underwriting commissions and estimated expenses was approximately $370.6 million. We used the net proceeds from the offering to fund a portion of the acquisition of the 365 Main Portfolio.

On July 27, 2010, we issued 236,444 privately issued shares of our common stock, par value $0.01 per share, and paid an incentive fee equal to $37,516 and accrued and unpaid interest equal to $138,360, in exchange for $7,500,000 in aggregate principal amount of our operating partnership’s 4.125% Exchangeable Senior Debentures due 2026 held by an institutional holder, pursuant to an exchange agreement, dated July 27, 2010, by and among us, our operating partnership and the institutional holder.

Construction

As of June 30, 2010 and December 31, 2009, work in progress, including the proportionate land and property costs related to current construction projects, amounted to $173.7 million, or $213.7 million including construction accruals and certain capitalized costs, and $156.2 million, or $187.1 million including construction accruals and certain capitalized costs, respectively. Separately, our redevelopment program included the proportionate land and building costs related to other targeted projects in the amount of $80.6 million and $88.6 million as of June 30, 2010 and December 31, 2009, respectively. Work in progress related to non-redevelopment projects, primarily tenant and building improvements, amounted to $1.5 million and $0.4 million as of June 30, 2010 and December 31, 2009, respectively.

Future Uses of Cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of June 30, 2010, we had approximately 1.9 million square feet of redevelopment space and we also owned approximately 151,000 net rentable square feet of datacenter space with extensive installed tenant improvements that we may subdivide for Turn-Key Datacenter® use during the next two years rather than lease to large single tenants. Turn-Key Datacenter® space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Datacenter® space, we expect to incur significant tenant improvement costs to build out and redevelop these spaces. At June 30, 2010, approximately 128,000 square feet of our space held for redevelopment was under construction for Turn-Key Datacenter® space in three U.S. markets and one European market. At June 30, 2010, we had commitments under construction contracts for approximately $62.4 million. We currently expect to incur approximately $300.0 million to $335.0 million of capital expenditures for our redevelopment program during the six months ended December 31, 2010, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

We are also subject to the commitments discussed below under “Commitments and Contingencies,” “Off-Balance Sheet Arrangements” and “Distributions” as described below.

Consistent with our growth strategy, we actively pursue opportunities for potential acquisitions, with due diligence and negotiations often at different stages at different times. The dollar value of additional acquisitions for the remainder of the year ending December 31, 2010 will be based on numerous factors, including tenant demand, leasing results, availability of debt or equity capital and acquisition opportunities.

On July 13, 2010, we completed the acquisition of a five-property datacenter portfolio located in California, Arizona and Virginia, which we refer to as the 365 Main Portfolio. The purchase price was approximately $725.0 million and was funded with proceeds from our common stock offering in June 2010 and notes offering in July 2010 along with borrowings under our revolving credit facility. The 365 Main Portfolio comprises a total of approximately 919,000 square feet.

On July 22, 2010, we distributed a Notice of Redemption to all holders of record of our outstanding 8.50% Series A Cumulative Redeemable Preferred, or Series A Preferred Stock, regarding our redemption of all outstanding shares of our Series A Preferred Stock at a redemption price of $25.31285 per share. The redemption price is equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends. The redemption date is August 24, 2010. We intend to fund the redemption with borrowings under our revolving credit facility.

We may from time to time seek to retire or repurchase our outstanding debt or preferred equity through cash purchases and/or exchanges for equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions or other factors. The amounts involved may be material.

We expect to meet our short- and long-term liquidity requirements, including to pay for scheduled debt maturities and to fund property acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities. We also may fund future short- and long-term liquidity requirements, including property acquisitions and non-recurring capital improvements using our revolving credit facility pending permanent financing. If we are not able to obtain additional financing on terms attractive to us, or at all, including as a result of the circumstances described above under “Factors Which May Influence Future Results of Operations—Global market and economic conditions”, we may be required to reduce our acquisition or capital expenditure plans, which could have a material adverse effect upon our business and results of operations.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to continue to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred stockholders, common stockholders and unitholders from cash flow from operating activities. All such distributions are at the discretion of our board of directors. We may be required to use borrowings under the revolving credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. We have distributed 100% of our taxable income since inception to minimize corporate level federal income taxes. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our status as a REIT. The exchange rate on our 2026 Debentures, the exchange rate on our 2029 Debentures, the conversion rate on our series C cumulative convertible preferred stock and our series D cumulative convertible preferred stock are each subject to adjustment for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.265 per share per quarter, $0.33 per share per quarter, $0.28625 per share per quarter and $0.31 per share per quarter, respectively. Therefore, increases to our quarterly dividend may increase the dilutive impact of the exchangeable debentures, series C cumulative convertible preferred stock and series D cumulative convertible preferred stock on our common stockholders.

Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the leases of the 192,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2012. We made payments of approximately $3.8 million and $20,000 to the seller during the six months ended June 30, 2010 and 2009, respectively. We have recorded approximately $3.1 million and $2.1 million for this contingent liability on our balance sheet at June 30, 2010 and December 31, 2009, respectively.

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10-year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other liabilities include $1.1 million and $1.3 million for this liability as of June 30, 2010 and December 31, 2009, respectively. During the six months ended June 30, 2010 and 2009, we paid approximately $0.1 million and $0.2 million, respectively, to the seller.

As of June 30, 2010, we were a party to interest rate cap and swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt, as of June 30, 2010 (in millions):

Debt Summary:
Fixed rate	$1,874.6
Variable rate debt subject to interest rate swaps and caps	238.5

Total fixed rate debt (including interest rate swaps and caps)	2,113.1
Variable rate—unhedged	11.6

Total	$2,124.7

Percent of Total Debt:
Fixed rate (including swapped debt)	99.5%
Variable rate	0.5%

Total	100.0%

Effective Interest Rate as of June 30, 2010 (1):
Fixed rate (including hedged variable rate debt)	5.90%
Variable rate	1.66%
Effective interest rate	5.88%

(1)	Excludes impact of deferred financing cost amortization.

As of June 30, 2010, we had approximately $2.1 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total enterprise value was approximately 26% (based on the closing price of our common stock on June 30, 2010 of $57.68). For this purpose, our total enterprise value is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our incentive award plan, plus the liquidation value of our preferred stock, plus the aggregate value of the units not held by us (with the per unit value equal to the market value of one share of our common stock and excluding long-term incentive units and Class C Units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various LIBOR, GBP LIBOR and EURIBOR rates ranging from one to twelve months, depending on the respective agreement governing the debt. Assuming maturity of our 4.125% exchangeable senior debentures due 2026 and 5.50% exchangeable senior debentures due 2029 at their first redemption dates in August 2011 and April 2014, respectively, as of June 30, 2010, our debt had a weighted average term to initial maturity of approximately 5.3 years (approximately 5.4 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of June 30, 2010, we were party to interest rate swap and cap agreements related to $238.5 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

The 4.125% exchangeable senior debentures due 2026 provide for excess exchange value to be paid in cash and/or shares of our common stock if our stock price exceeds a certain amount. If such debentures were exchanged in full on June 30, 2010, we would owe approximately $135.3 million to the holders of such debentures, payable in cash equal to the principal balance plus $109.8 million, equal to the excess exchange value, payable in cash and/or shares of our common stock. See note 5 to our condensed consolidated financial statements for a further description of our 4.125% exchangeable senior debentures due 2026.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009

The following table shows cash flows and ending cash and cash equivalent balances for the six months ended June 30, 2010 and 2009, respectively (in thousands):

	Six Months Ended June 30,
	2010	2009	Change
Net cash provided by operating activities	$143,072	$143,482	$(410)
Net cash used in investing activities	(586,486)	(261,148)	(325,338)
Net cash provided by financing activities	713,717	113,648	600,069

Net increase (decrease) in cash and cash equivalents	$270,303	$(4,018)	$274,321

The decrease in net cash provided by operating activities was primarily due to increased operating and interest expenses partially offset by increased cash flows from new leasing at our same store properties, completed and leased redevelopment space and our acquisition of new operating properties. Net cash used in investing activities increased for the six months ended June 30, 2010, as we had an increase in cash paid for acquisitions for the six months ended June 30, 2010 ($406.0 million) as compared to in the same period in 2009 ($19.1 million) offset by a decrease in cash paid for capital expenditures for the six months ended June 30, 2010 ($153.7 million) as compared to the same period in 2009 ($245.6 million).

Net cash flows from financing activities consisted of the following amounts (in thousands):

	Six Months Ended June 30,
	2010	2009	Change
Proceeds from borrowings, net of repayments	$(84,513)	$(145,673)	$61,160
Net proceeds from issuance of common/preferred stock, including exercise of stock options	448,323	83,736	364,587
Net proceeds from 5.875% Notes	486,601	—	486,601
Net proceeds from 5.50% exchangeable senior debentures	—	258,949	(258,949)
Dividend and distribution payments	(141,791)	(100,411)	(41,380)
Other	5,097	17,047	(11,950)

Net cash provided by financing activities	$713,717	$113,648	$600,069

The increase in net cash provided by financing activities was primarily due to the issuance of our 2020 Notes (net proceeds of $486.6 million) and common stock (net proceeds of $444.7 million during the six months ended June 30, 2010) as compared to the issuance of our 2029 Debentures (net proceeds of $258.9 million) in April 2009. The increase in dividend and distribution payments for the six months ended June 30, 2010 as compared to the same period in 2009 was a result of an increase in shares outstanding and dividend amount per share in 2010 as compared to 2009.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in our operating partnership that are not owned by us, which, as of June 30, 2010, amounted to 6.0% of our operating partnership common units. In conjunction with our formation, GI Partners received common units, in exchange for contributing ownership interests in properties to our operating partnership. Also, our operating partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners who acquired common units in connection with our formation have the right to require our operating partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of our common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to registration rights agreements we entered into with GI Partners and the other third party contributors, we filed a shelf registration statement covering the issuance of the shares of our common stock issuable upon redemption of the common units, and the resale of those shares of common stock by the holders. As of March 31, 2007, GI Partners no longer had an ownership interest in our operating partnership.

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

Analysis of Debt between Fixed and Variable Rate.

We use interest rate swap and cap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of June 30, 2010, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$1,874.6	$2,154.8
Variable rate debt subject to interest rate swaps and caps	238.5	239.0

Total fixed rate debt (including interest rate swaps and caps)	2,113.1	2,393.8
Variable rate debt	11.6	11.6

Total outstanding debt	$2,124.7	$2,405.4

Interest rate swaps included in this table and their fair values as of June 30, 2010 and December 31, 2009 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of June 30, 2010		As of December 31, 2009		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of June 30, 2010	As of December 31, 2009

$18,980	(1)	$20,831	(1)	Swap	4.944	Jul. 10, 2006	Apr. 10, 2011	$(589)	$(952)
64,002	(1)	69,154	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013	(2,681)	(299)
12,884	(2)	15,208	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013	(952)	(889)
9,321	(2)	11,003	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013	(712)	(675)
8,203	(2)	9,682	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013	(641)	(579)
38,184	(2)	45,067	(2)	Swap	3.776	Dec. 5, 2006	Jan. 18, 2012	(1,567)	(1,887)
32,829	(2)	38,746	(2)	Swap	4.000	Dec. 20, 2006	Jan. 18, 2012	(1,420)	(1,794)
36,714	(2)	42,993	(2)	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014	(1,599)	(453)
17,363		17,737		Cap	4.000	June 24, 2009	June 25, 2012	7	70

$238,480		$270,421						$(10,154)	(7,458)

(1)	Translation to U.S. dollars is based on exchange rate of $1.49 to £1.00 as of June 30, 2010 and $1.61 to £1.00 as of December 31, 2009.
(2)	Translation to U.S. dollars is based on exchange rate of $1.22 to €1.00 as of June 30, 2010 and $1.43 to €1.00 as of December 31, 2009.

Sensitivity to Changes in Interest Rates.

The following table shows the effect if assumed changes in interest rates occurred:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps and caps following an assumed 10% increase in interest rates	13	$0.8
Decrease in fair value of interest rate swaps and caps following an assumed 10% decrease in interest rates	(13)	(0.8)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped or capped interest following a 10% increase in interest rates	13	0.0
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped or capped interest following a 10% increase in interest rates	(13)	(0.0)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(13)	5.2
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	13	(5.0)

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

Foreign Currency Exchange Risk

For the six months ended June 30, 2010 and 2009, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland and Canada and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British Pound, Euro and the Swiss Franc, except for our Canadian property for which the functional currency is the U.S. dollar. Our primary currency exposures are to the Euro and the British Pound. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended June 30, 2010 and 2009, operating revenues from properties outside the United States contributed $22.4 million and $19.9 million, respectively, which represented 11.3% and 12.8% of our operating revenues, respectively, and for the six months ended June 30, 2010 and 2009, operating revenues from properties outside the United States contributed $45.5 million and $39.4 million, respectively, which represented 11.7% and 13.0% of our operating revenues, respectively.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS.

None.

ITEM 1A—RISK FACTORS.

For purposes of this section, the term “stockholders” means the holders of shares of our common stock and of our preferred stock. Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following factors in evaluating our company, our properties and our business. The occurrence of any of the following risks might cause our stockholders to lose all or a part of their investment. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the discussion of forward-looking statements starting on page 32.

Risks Related to Our Business and Operations

Global economic conditions could adversely affect our liquidity and financial condition.

Recent U.S., European and other international market and economic conditions have been unprecedented and challenging. Significantly tighter credit conditions and recession in all markets in which we own properties and conduct our operations persisted throughout 2009 and such markets have not fully recovered. Continued concerns about the systemic impact of potential wide-spread and long-term recession, energy costs, geopolitical issues, the availability and cost of credit, global financial and mortgage markets, corporate and consumer debt levels and declining residential and commercial real estate markets have contributed to increased market volatility and diminished expectations for the U.S., European and other economies. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, continue to contribute to substantial global volatility.

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

If we do not have sufficient cash flow to continue operating our business and are unable to borrow additional funds, access our revolving credit facility or raise equity or debt capital, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, curtailing development or redevelopment activity, disposing of one or more of our properties possibly on disadvantageous terms or entering into or renewing leases on less favorable terms than we otherwise would.

Our growth depends on external sources of capital which are outside of our control.

In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code of 1986, as amended, which we refer to as the Code, to annually distribute at least 90% of our net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition or redevelopment financing, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain equity or debt financing on favorable terms or at all. Any additional debt we incur will increase our leverage. Our access to third-party sources of capital depends on a number of factors, including general market conditions, the market’s perception of our business prospects and growth potential, our current and expected future earnings, funds from operations and growth thereof, our cash flow and cash distributions, and the market price per share of our common stock and preferred stock.

We cannot assure you that we will be able to obtain debt financing at all or on terms favorable or acceptable to us. Further, equity markets have experienced high volatility recently and we cannot assure you that we will be able to raise capital through the sale of equity securities at all or on favorable terms. Sales of equity on unfavorable terms could result in substantial dilution to our common stockholders. In addition, we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms.

If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay cash dividends to our stockholders to maintain our qualification as a REIT.

Declining real estate valuations and impairment charges could adversely affect our earnings and financial condition.

We review the carrying value of our properties when circumstances, such as adverse market conditions (including conditions resulting from the recent global economic recession), indicate potential impairment may exist. We base our review on an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis. Impairment charges could adversely affect our financial condition, results of operations, cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, including us, and per share trading price of our common stock or preferred stock.

Our properties depend upon the demand for technology-related real estate.

Our portfolio of properties consists primarily of technology-related real estate and data center real estate in particular. A decrease in the demand for datacenter space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. Our substantial redevelopment activities make us particularly susceptible to general economic slowdowns, including recessions, as well as adverse developments in the corporate datacenter, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for datacenter space. Reduced demand could also result from business relocations, including to markets that we do not currently serve such as Asia. Changes in industry practice or in technology, such as virtualization technology, more efficient or miniaturization of computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical datacenter space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy.

We depend on significant tenants, and many of our properties are single-tenant properties or are currently occupied by single tenants.

As of June 30, 2010, the 20 largest tenants in our property portfolio represented approximately 55% of the total annualized rent generated by our properties. Our largest tenants by annualized rent are Savvis Communications and Equinix Operating Company, Inc. Savvis Communications leased approximately 2.0 million square feet of net rentable space as of June 30, 2010, representing approximately 9.7% of the total annualized rent generated by our properties. Equinix Operating Company, Inc. leased approximately 700,000 square feet of net rentable space as of June 30, 2010, representing approximately 5.0% of the total annualized rent generated by our properties. In addition,

38 of our 87 properties are occupied by single tenants, including properties occupied solely by Savvis Communications and Equinix Operating Company, Inc. Many factors, including consequences of recent global economic conditions, may cause our tenants to experience a downturn in their businesses or otherwise experience a lack of liquidity, which may weaken their financial condition and result in their failure to make timely rental payments or their default under their leases. If any tenant defaults or fails to make timely rent payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

Our tenants may choose to develop new data centers or expand their own existing data centers, which could result in the loss of one or more key tenants or reduce demand for our newly developed data centers, which could have a material adverse effect on our revenues and results of operations.

Our tenants may choose to develop new data centers or expand or consolidate into data centers that we do not own in the future. In the event that any of our key tenants were to do so, it could result in a loss of business to us or put pressure on our pricing. If we lose a tenant, we cannot assure you that we would be able to replace that tenant at a competitive rate or at all, which could have a material adverse effect on our revenues and results of operations.

The bankruptcy or insolvency of a major tenant may adversely affect the income produced by our properties.

If any tenant becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. As of June 30, 2010, we had no material tenants in bankruptcy.

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

Our properties are located in 27 metropolitan areas. We depend upon the local economic conditions in these markets, including local real estate conditions. Many of these markets experienced downturns in recent years and are currently experiencing downturns as a result of the global economic crisis or other factors. Our operations may also be affected if too many competing properties are built in any of these markets or supply otherwise increases or exceeds demand. Our operations and our revenue and cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, including us, could be materially adversely affected by local economic conditions in these markets. We cannot assure you that these markets will grow or will remain favorable to technology-related real estate.

As of June 30, 2010, our portfolio was geographically concentrated in the following metropolitan markets.

Metropolitan Market	Percentage of 06/30/10 total annualized rent(1)
Silicon Valley	16.3%
New York Metro	12.2%
Chicago	11.2%
Northern Virginia	9.6%
Dallas	8.9%
Boston	7.3%
Phoenix	5.7%
San Francisco	4.6%
London, England	4.3%
Los Angeles	4.1%
Dublin, Ireland	3.1%
Paris, France	2.5%
Other	10.2%

100.0%

(1)	Annualized rent is monthly contractual rent under existing leases as of June 30, 2010, multiplied by 12.

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

We had approximately 1.9 million square feet held for redevelopment at June 30, 2010, including four vacant properties. We are and intend to continue building out a large portion of this space on a speculative basis at significant cost. Our successful development and redevelopment of these projects is subject to many risks, including those associated with:

•	delays in construction;

•	budget overruns;

•	changes to the plans or specifications;

•	construction site accidents and other casualties;

•	increased prices for raw materials or building supplies;

•	lack of availability and/or increased costs for specialized data center components, including long lead time items such as generators;

•	financing availability, including our ability to obtain construction financing and permanent financing;

•	increases in interest rates or credit spreads;

•	labor availability and costs;

•	labor disputes and work stoppages with contractors, subcontractors or others that are constructing the project;

•	failure of contractors to perform on a timely basis or at all, or other misconduct on the part of contractors;

•	timing of the commencement of rental payments;

•	access to sufficient power and related costs of providing such power to our tenants;

•	environmental issues;

•	fire, flooding, earthquakes and other national disasters;

•	geological, construction, excavation and equipment problems; and

•	delays or denials of entitlements or permits, including zoning and related permits or other delays resulting from our dependence on the cooperation of public agencies and utility companies.

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

Development and redevelopment activities, regardless of whether they are ultimately successful, typically require a substantial portion of our company’s management’s time and attention. This may distract our company’s management from focusing on other operational activities of our business. If we are unable to complete development or redevelopment projects successfully, our business may be adversely affected.

We may be unable to lease vacant or redevelopment space or renew leases, re-lease space as leases expire.

At June 30, 2010, we owned approximately 1.9 million square feet held for redevelopment. Of this space, we are currently redeveloping 128,000 square feet. We intend to continue to add new space to our redevelopment inventory and to continue to redevelop additional space from this inventory. A substantial portion of the space that we redevelop is, and will continue to be, redeveloped on a speculative basis, meaning that we do not have a signed lease for the space when we begin the redevelopment process. We also develop or redevelop space specifically for tenants pursuant to leases signed prior to beginning the development or redevelopment process. In those cases, if we failed to meet our development or redevelopment obligations under those leases, these tenants may be able to terminate the leases and we would be required to find a new tenant for this space. In addition, in certain circumstances we lease data center facilities prior to their completion. If we fail to complete the facilities in a timely manner, the tenant may be entitled to terminate its lease, seek damages or penalties against us or pursue other remedies and we may be required to find a new tenant for the space. We cannot assure you that once we have redeveloped a space we will be able to successfully lease it at all, or at rates we consider favorable or expected at the time we commenced redevelopment. If we are not able to successfully lease the space that we redevelop, if redevelopment costs are higher than we currently estimate, or if lease rates are lower than expected when we began the project or are otherwise undesirable, our revenue and operating results could be adversely affected.

In addition, as of June 30, 2010, leases representing 10.4% of the square footage of the properties in our portfolio, excluding space held for redevelopment, were scheduled to expire through 2011, and an additional 5.0% of the net rentable square footage excluding space held for redevelopment was available to be leased. Some of this space may require substantial capital investment to meet the power and cooling requirements of today’s advanced data centers, or may no longer be suitable for this use. In addition, we cannot assure you that leases will be renewed or that our properties will be re-leased at all, or at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases, we do not re-lease our available space, including newly redeveloped space and space for which leases are scheduled to expire or it takes longer for us to lease or re-lease this space or for rents to commence on this space, our financial condition, results of operations, cash flow, cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, including us, and ability to satisfy our debt service obligations could be materially adversely affected.

We may be unable to identify and complete acquisitions on favorable terms or at all.

We continually evaluate the market of available properties and may acquire additional technology-related real estate when opportunities exist. Our ability to acquire properties on favorable terms may be exposed to the following significant risks:

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

If we cannot finance property acquisitions on favorable terms, our financial condition, results of operations, cash flow, cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, including us, and ability to satisfy our debt service obligations could be materially adversely affected.

We may be unable to successfully integrate and operate acquired properties.

Even if we are able to make acquisitions on advantageous terms, our ability to successfully operate them may be exposed to the following significant risks:

•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•

we may be unable to integrate new acquisitions quickly and efficiently, particularly acquisitions of operating businesses or portfolios of properties, into our existing operations, and our results of operations and financial condition could be adversely affected;

•	acquired properties may be subject to reassessment, which may result in higher than expected property tax payments; and

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates.

If we cannot operate acquired properties to meet our financial expectations, our financial condition, results of operations, cash flow, cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, including us, and ability to satisfy our debt service obligations could be materially adversely affected.

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

We have substantial debt and face risks associated with the use of debt to fund our business activities, including refinancing and interest rate risks.

Our total consolidated indebtedness at June 30, 2010 was approximately $2.1 billion, and we may incur significant additional debt to finance future acquisition and development activities. We have a revolving credit facility, which has a borrowing limit based upon a percentage of the value of our unsecured properties included in the facility’s borrowing base. At June 30, 2010, approximately $721.0 million was available under this facility, net of letters of credit. In addition, under our contribution agreement with respect to the 200 Paul Avenue 1-4 and 1100 Space Park Drive properties, we have agreed to make available for guarantee up to $17.8 million of indebtedness and may enter into similar agreements in the future.

Our substantial indebtedness has important consequences in that it currently requires us to dedicate a significant portion of our cash flow from operations to debt service payments, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, dividends to our stockholders or our operating partnership’s distributions to its unitholders, including us, and other general corporate purposes. Additionally, it could: make it more difficult for us to satisfy our obligations with respect to our indebtedness; limit our ability in the future to undertake refinancings of our debt or obtain financing for expenditures, acquisitions, development or other general corporate purposes on terms and conditions acceptable to us, if at all; or affect adversely our ability to compete effectively or operate successfully under adverse economic conditions.

In addition, we may default on our obligations and the lenders or mortgagees may foreclose on our properties or our interests in the entities that own the properties that secure their loans and receive an assignment of rents and leases. A foreclosure on one or more of our properties could adversely affect our financial condition, results of operations, cash flow and cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, including us. Further, our default under any one of our mortgage loans with cross default provisions could result in a default on other indebtedness. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

Additional risks related to our indebtedness are described below.

We may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness. It is likely that we will need to refinance at least a portion of our outstanding debt as it matures. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions, then our cash flow may not be sufficient in all years to repay all such maturing debt and to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, including us. Further, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase.

Fluctuations in interest rates could materially affect our financial results and may increase the risk our counterparty defaults on our interest rate hedges. Because a significant portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. If the United States Federal Reserve increases short-term interest rates, this would have a significant upward impact on shorter-term interest rates, including the interest rates that our variable rate debt is based upon. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition and results of operations, and reduce our access to capital markets. We have entered into interest rate swap or cap agreements for a significant portion of our floating rate debt. Increased interest rates may increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our exposure to interest rate fluctuations. Conversely, if interest rates are lower than our swapped fixed rates, we will be required to pay more for our debt than we would had we not entered into the swap agreements.

Adverse changes in our company’s credit ratings could negatively affect our financing activity. The credit ratings of our senior unsecured long-term debt are based on our company’s operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses of our company. Our company’s credit ratings can affect the amount of capital we can access, as well as the terms and pricing of any debt we may incur. We cannot assure you that our company will be able to maintain our current credit ratings, and in the event our current credit ratings are downgraded, we would likely incur higher borrowing costs and may encounter difficulty in obtaining additional financing. Also, a downgrade in our company’s credit ratings may trigger additional payments or other negative consequences under our current and future credit facilities and debt instruments. For example, if the credit ratings of our senior unsecured long-term debt are downgraded to below investment grade levels, we may not be able to obtain or maintain extensions on certain of our existing debt. Adverse changes in our credit ratings could negatively impact our refinancing and other capital market activities, our ability to manage our debt maturities, our future growth, our financial condition and our development and acquisition activity.

Our revolving credit facility, Prudential shelf facility, 5.875% notes due 2020 and 4.50% notes due 2015 restrict our ability to engage in some business activities. Our revolving credit facility and Prudential shelf facility contain negative covenants and other financial and operating covenants that, among other things:

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

In addition, our 5.875% notes due 2020, or the 2020 notes, and our 4.50% notes due 2015, or the 2015 notes, are governed by indentures, which contain various restrictive covenants, including limitations on our ability to incur indebtedness and requirements to maintain a pool of unencumbered assets. These restrictions, and the restrictions in our revolving credit facility and Prudential shelf facility, could cause us to default on our 2020 notes, 2015 notes, revolving credit facility or Prudential shelf facility, as applicable, or negatively affect our operations or our ability to pay cash dividends to our stockholders or our operating partnership’s ability to pay distributions to its unitholders, including us.

The exchange and repurchase rights of our exchangeable debentures may be detrimental to our holders of common stock. As of June 30, 2010, our operating partnership has outstanding $135.3 million aggregate principal amount of its 4.125% Exchangeable Senior Debentures due 2026, which we refer to as the 2026 debentures. The 2026 debentures may under certain circumstances be exchanged for cash (up to the principal amount of the exchangeable debentures) and, with respect to any excess exchange value, into cash, shares of our common stock or a combination of cash and shares of our common stock. The exchange rate of the 2026 debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.265 per share per quarter, the issuance of certain rights, options or warrants to holders of our common stock, subdivisions or combinations of our common stock, certain distributions of assets, debt securities, capital stock or cash to holders of our common stock and certain tender or exchange offers. The 2026 debentures are redeemable at our option for cash at any time on or after August 18, 2011 and are subject to repurchase for cash at the option of the holder on August 15 in the years 2011, 2016 and 2021, or upon the occurrence of certain events.

In addition, as of June 30, 2010, our operating partnership has outstanding $266.4 million aggregate principal amount of its 5.50% Exchangeable Senior Debentures due 2029, which we refer to as the 2029 debentures. The 2029 debentures are exchangeable for our common stock. The exchange rate of the 2029 debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.33 per share per quarter, the issuance of certain rights, options or warrants to holders of our common stock, subdivisions or combinations of our common stock, certain distributions of assets, debt securities, capital stock or cash to holders of our common stock and certain tender or exchange offers. The 2029 debentures are redeemable at our option for cash at any time on or after April 18, 2014 and are subject to repurchase for cash at the option of the holder on April 15 in the years 2014, 2019 and 2024, or upon the occurrence of certain events.

If the 2026 debentures or 2029 debentures are not exchanged, the repurchase rights of holders of the exchangeable debentures may discourage or impede transactions that might otherwise be in the interest of holders of our common stock. Further, these exchange or repurchase rights might be triggered in situations where we need to conserve our cash reserves, in which event such repurchase might adversely affect us and our stockholders.

Failure to hedge effectively against interest rate changes may adversely affect results of operations. We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Our policy is to use derivatives only to hedge interest rate risks related to our borrowings, not for speculative or trading purposes, and to enter into contracts only with major financial institutions based on their credit ratings and other factors. However, we may choose to change this policy in the future. Including loans currently subject to interest rate caps and swaps, approximately 99.5% of our total indebtedness as of June 30, 2010 was subject to fixed interest rates. We do not currently hedge our revolving credit facility and as our borrowings under our revolving credit facility increase, so will our percentage of indebtedness not subject to fixed rates and our exposure to interest rates increase. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

Volatility in and regulation of the commercial mortgage-backed securities market has limited and may continue to impact the pricing of secured debt. As a result of the recent crisis in the residential mortgage-backed securities markets, the recent global recession, and concerns over the ability to refinance or repay existing commercial mortgage-backed securities as they come due, liquidity previously provided by the commercial mortgage-backed securities and collateralized debt obligations markets has significantly decreased. In addition, the recently adopted Dodd-Frank Wall Street Reform and Consumer Protection Act imposes significant new regulations related to the mortgage-backed securities industry and market participants, which has contributed to uncertainty in the market. The volatility in the commercial mortgage-backed securities market could result in the following adverse effects on our incurrence of secured debt, which could have a materially negative impact on financial condition, results of operations, cash flow and cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, including us:

•	higher loan spreads;

•	tighter loan covenants;

•	reduced loan to value ratios and resulting borrower proceeds; and

•	higher amortization and reserve requirements.

We have owned certain of our properties for a limited time.

We owned 87 properties at June 30, 2010, excluding one property held as an investment in an unconsolidated joint venture. These properties are primarily located throughout North America and 14 properties are located in Europe. The properties contain a total of approximately 15.2 million net rentable square feet, including 1.9 million square feet held for redevelopment. All the properties have been under our management for less than six years, and we have owned 12 of the properties for less than one year at June 30, 2010. The properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential. We cannot assure you that the operating performance of the properties will not decline under our management. In addition, we have a limited history operating Turn-Key Datacenters® that we have developed or redeveloped. Because we generally cannot pass operating expenses (other than energy costs) on to our tenants in Turn-Key Datacenters®, if we incur operating expenses greater than we anticipated based on our limited operating history, our results of operations could be negatively impacted.

We may have difficulty managing our growth.

We have significantly and rapidly expanded the size of our company. For example, during 2009, we acquired six properties and we increased the number and size of our redevelopment activities. Our growth may significantly strain our company’s management, operational and financial resources and systems. In addition, as a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the NYSE. The requirements of these rules and regulations have increased our accounting, legal and financial compliance costs and may strain our company’s management and financial, legal and operational resources and systems. An inability to manage our growth effectively or the increased strain on our company’s management of our resources and systems could result in deficiencies in our disclosure controls and procedures or our internal control over financial reporting and could negatively impact our cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, including us.

Tax protection provisions on certain properties could limit our operating flexibility.

We have agreed with the third-party contributors who contributed the direct and indirect interests in the 200 Paul Avenue 1-4 and 1100 Space Park Drive properties to indemnify them against adverse tax consequences if we were to sell, convey, transfer or otherwise dispose of all or any portion of these interests, in a taxable transaction, in these properties. However, we can sell these properties in a taxable transaction if we pay the contributors cash in the amount of their tax liabilities arising from the transaction and tax payments. The 200 Paul Avenue 1-4 and 1100 Space Park Drive properties represented 6.0% of our portfolio’s annualized rent as of June 30, 2010. These tax protection provisions apply for a period expiring on the earlier of November 3, 2013 and the date on which these contributors (or certain transferees) hold less than 25% of the units issued to them in connection with the contribution of these properties to our operating partnership. Although it may be in our stockholders’ best interest that we sell a property, it may be economically disadvantageous for us to do so because of these obligations. We have also agreed to make up to $17.8 million of debt available for these contributors to guarantee. We agreed to these provisions in order to assist these contributors in preserving their tax position after their contributions.

Potential losses may not be covered by insurance.

We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our portfolio under various insurance policies. We select policy specifications and insured limits which we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses such as loss from riots, terrorist threats, war or nuclear reaction. Most of our policies, like those covering losses due to floods, are insured subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. A large portion of the properties we own are located in California, an area especially subject to earthquakes. Together, these properties represented approximately 25% of our portfolio’s annualized rent as of June 30, 2010. While we carry earthquake insurance on our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.

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

We compete with numerous developers, owners and operators of real estate and datacenters, many of which own properties similar to ours in the same markets in which our properties are located, including DuPont Fabros Technology, Inc., CRG West and various local developers in the U.S., and Global Switch and various regional operators in Europe. In addition, we may in the future face competition from new entrants into the datacenter market, including new entrants who may acquire our current competitors. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources and more ready access to capital which allow them to respond more quickly to new or changing opportunities. If our competitors offer space that our tenants or potential tenants perceive to be superior to ours based on numerous factors, including available power, security considerations, location, or connectivity, or if they offer rental rates below current market rates, or below the rental rates we are offering, we may lose tenants or potential tenants or be required to incur costs to improve our properties or reduce our rental rates. In addition, recently many of our competitors have developed or redeveloped additional datacenter space. If the supply of datacenter space continues to increase as a result of these activities or otherwise, rental rates may be reduced or we may face delays or be unable to lease our vacant space, including space that we develop or redevelop. Finally, if tenants or potential tenants desire services that we do not offer, we may not be able to lease our space to those tenants. Our financial condition, results of operations, cash flow, cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, including us, and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.

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

We depend on the efforts of key personnel of our company, particularly Michael Foust, our Chief Executive Officer, A. William Stein, our Chief Financial Officer and Chief Investment Officer, Scott Peterson, our Senior Vice President, Acquisitions and Christopher Crosby, our Senior Vice President, Corporate Development. They are important to our success for many reasons, including that each has a national or regional reputation in our industry and the investment community that attracts investors and business and investment opportunities and assists us in negotiations with investors, lenders, existing and potential tenants and industry personnel. If we lost their services, our business and investment opportunities and our relationships with lenders and other capital markets participants, existing and prospective tenants and industry personnel could suffer. Many of our company’s other senior employees also have strong technology, finance and real estate industry reputations. As a result, we have greater access to potential acquisitions, financing, leasing and other opportunities, and are better able to negotiate with tenants. As our number of competitors increases, it becomes more likely that a competitor would attempt to hire certain of these individuals away from our company. The loss of any of these key personnel would result in the loss of these and other benefits and could materially and adversely affect our results of operations.

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

We owned 15 properties located outside of the United States at June 30, 2010. In addition, we are currently considering, and will in the future consider, additional international acquisitions.

The ownership of properties located outside of the United States subjects us to risk from fluctuations in exchange rates between foreign currencies and the U.S. dollar. We expect that our principal foreign currency exposure will be to the British Pound and the Euro. Changes in the relation of these currencies to the U.S. dollar will affect our revenues and operating margins, may materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, including us, and ability to satisfy our debt obligations.

We may attempt to mitigate some or all of the risk of currency fluctuation by financing our properties in the local currency denominations, although we cannot assure you that we will be able to do so or that this will be effective. We may also engage in direct hedging activities to mitigate the risks of exchange rate fluctuations.

Our international activities are subject to special risks different than those faced by us in the United States and we may not be able to effectively manage our international business.

We have acquired and developed, and may continue to acquire and develop, properties outside the United States. Our foreign operations involve risks not generally associated with investments in the United States, including:

•	our limited knowledge of and relationships with sellers, tenants, contractors, suppliers or other parties in these markets;

•	complexity and costs associated with managing international development, redevelopment and operations;

•	difficulty in hiring qualified management, sales and construction personnel and service providers in a timely fashion;

•	multiple, conflicting and changing legal, regulatory, entitlement and permitting, tax and treaty environments;

•	exposure to increased taxation, confiscation or expropriation;

•	currency transfer restrictions and limitations on our ability to distribute cash earned in foreign jurisdictions to the United States;

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

We face risks with our international acquisitions associated with investing in an unfamiliar market.

We have acquired and may continue to acquire properties on a strategic and selective basis in international markets that are new to us. When we acquire properties located in these markets, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures, In addition, due diligence, transaction and structuring costs may be higher than those we may face in the United States. We work to mitigate such risks through extensive diligence and research and associations with experienced partners; however, we cannot assure you that all such risks will be eliminated.

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

Because real estate investments are relatively illiquid and because there may be even fewer buyers for our specialized real estate, our ability to promptly sell properties in our portfolio in response to adverse changes in their performance may be limited, which may harm our financial condition. Further, we are subject to provisions in the Code that limit a REIT’s ability to dispose of properties, which limitations are not applicable to other types of real estate companies. In addition, the parties who contributed the 200 Paul Avenue 1-4 and 1100 Space Park Drive properties to our operating partnership would incur adverse tax consequences upon the sale of these properties. While we have exclusive authority under our operating partnership’s limited partnership agreement to determine whether, when, and on what terms to sell a property, any such decision would require the approval of our board of directors. See “Risks Related to Our Organizational Structure—Tax consequences upon sale or refinancing.” These limitations may affect our ability to sell properties. This lack of liquidity and the Code restrictions may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flow, cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, including us, and ability to access capital necessary to meet our debt payments and other obligations.

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

Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of the properties in our portfolio. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey and the assessments may fail to reveal all environmental conditions, liabilities or compliance concerns. In addition, material environmental conditions, liabilities or compliance concerns may arise after these reviews are completed or may arise in the future. Future laws, ordinances or regulations may impose additional material environmental liability.

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

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. We have not conducted an audit or investigation of all of our properties to determine our compliance with the ADA. If one or more of the properties in our portfolio does not comply with the ADA, then we would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA and any other similar legislation, our financial condition, results of operations, cash flow, cash available for distribution, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, including us, and ability to satisfy our debt service obligations could be materially adversely affected.

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

We are also subject to the following additional conflicts of interest with holders of units in our operating partnership:

We may pursue less vigorous enforcement of terms of certain agreements because of conflicts of interest with GI Partners. GI Partners Fund II, LLP, or GI Partners II, owns The tel(x) Group, an operator of “Meet-Me-Room” network interconnection facilities that leases 134,970 square feet from us under 28 lease agreements as of June 30, 2010. Richard Magnuson, the Chairman of our board of directors, is and will continue to be, the chief executive officer of the advisor to GI Partners II. In the future, we may enter into additional agreements with The tel(x) Group or other companies owned by GI Partners II or other GI Partners funds. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with GI Partners funds and Mr. Magnuson.

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

The provisions of our charter on removal of directors and the advance notice provisions of the bylaws could delay, defer or prevent a transaction or a change of control of our company that might be in the best interest of our common or preferred stockholders. Likewise, if our board of directors were to opt in to the business combination provisions of the MGCL or the provisions of Title 3, Subtitle 8 of the MGCL not currently applicable to us, or if the provision in our bylaws opting out of the control share acquisition provisions of the MGCL were rescinded, these provisions of the MGCL could have similar anti-takeover effects. Further, the partnership agreement of our operating partnership provides that our company may not engage in any merger, consolidation or other combination with or into another person, sale of all or substantially all of our assets or any reclassification or any recapitalization or change in outstanding shares of our common stock, unless in connection with such transaction we obtain the consent of the holders of at least 35% of our operating partnership’s common and long-term incentive units (including units held by us), and certain other conditions are met.

Our board of directors may change our investment and financing policies without stockholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Our board of directors adopted a policy limiting our indebtedness to 60% of our total enterprise value. Our total enterprise value is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our incentive award plan, plus the aggregate value of the units not held by us, plus the liquidation preference of outstanding preferred stock, plus the book value of our total consolidated indebtedness. However, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged, which could result in an increase in our debt service and which could materially adversely affect our cash flow and our ability to make distributions, including cash available for us to pay dividends to our stockholders or for our operating partnership to pay distributions to its unitholders, including us. Higher leverage also increases the risk of default on our obligations.

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

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. In addition, our domestic taxable REIT subsidiary, Digital Services, Inc., could be subject to Federal and state taxes, and our foreign properties and companies are subject to tax in the jurisdictions in which they operate and are located.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4—(REMOVED AND RESERVED)

ITEM 5—OTHER INFORMATION.

None.

ITEM 6—Exhibits

Exhibit

2.1	Asset Purchase Agreement, dated as of June 1, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on June 2, 2010).

2.2	First Amendment to Asset Purchase Agreement, dated as of June 16, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.5 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010).

2.3	Second Amendment to Asset Purchase Agreement, dated as of June 17, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.6 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010).

2.4	Third Amendment to Asset Purchase Agreement, dated as of June 18, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.7 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010).

4.1	Exchange Agreement, dated June 14, 2010, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Hudson Bay Fund LP (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 15, 2010).

4.2	Indenture, dated as of July 8, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 4.50% Notes due 2015 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 12, 2010).

4.3	Registration Rights Agreement, dated July 8, 2010, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on July 12, 2010).

4.4	Exchange Agreement, dated July 27, 2010, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Basso Holdings Ltd. (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on July 27, 2010).

10.1	Second Amendment to Employment Agreement dated as of June 9, 2010 by and between Digital Realty Trust, Inc. and DLR, LLC, and A. William Stein (incorporated by reference to Exhibit 10.21 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10/A filed on August 4, 2010).

10.2	Second Amendment to Employment Agreement dated as of June 9, 2010 by and between Digital Realty Trust, Inc. and DLR, LLC, and Christopher J. Crosby (incorporated by reference to Exhibit 10.23 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10/A filed on August 4, 2010).

10.3	Amendment No. 3 to the Revolving Credit Agreement dated as of June 28, 2010 among Digital Realty Trust, L.P., Citicorp North America, Inc., and the financial institutions party to the Credit Agreement (incorporated by reference to Exhibit 10.26 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10/A filed on August 4, 2010).

10.4	Amendment No. 1 to Note Purchase and Private Shelf Agreement dated as of June 30, 2010 between Digital Realty Trust, L.P. and Prudential Investment Management, Inc. and the other Purchasers party to the Note Agreement (incorporated by reference to Exhibit 10.27 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10/A filed on August 4, 2010).

12.1	Statement of Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	Pursuant to Rule 405 of Regulation S-T, the following financial information will be furnished in an amendment to this Quarterly Report on Form 10-Q formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2010 and 2009; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

August 5, 2010	/s/ MICHAEL F. FOUST
Michael F. Foust
Chief Executive Officer
(principal executive officer)

August 5, 2010	/s/ A. WILLIAM STEIN
A. William Stein
Chief Financial Officer and Chief Investment Officer
(principal financial officer)

August 5, 2010	/s/ EDWARD F. SHAM
Edward F. Sham
Vice President and Controller
(principal accounting officer)

Exhibit Index

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated as of June 1, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on June 2, 2010).

2.2	First Amendment to Asset Purchase Agreement, dated as of June 16, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.5 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010).

2.3	Second Amendment to Asset Purchase Agreement, dated as of June 17, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.6 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010).

2.4	Third Amendment to Asset Purchase Agreement, dated as of June 18, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.7 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010).

4.1	Exchange Agreement, dated June 14, 2010, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Hudson Bay Fund LP (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 15, 2010).

4.2	Indenture, dated as of July 8, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 4.50% Notes due 2015 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 12, 2010).

4.3	Registration Rights Agreement, dated July 8, 2010, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on July 12, 2010).

4.4	Exchange Agreement, dated July 27, 2010, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Basso Holdings Ltd. (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on July 27, 2010).

10.1	Second Amendment to Employment Agreement dated as of June 9, 2010 by and between Digital Realty Trust, Inc. and DLR, LLC, and A. William Stein (incorporated by reference to Exhibit 10.21 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10/A filed on August 4, 2010).

10.2	Second Amendment to Employment Agreement dated as of June 9, 2010 by and between Digital Realty Trust, Inc. and DLR, LLC, and Christopher J. Crosby (incorporated by reference to Exhibit 10.23 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10/A filed on August 4, 2010).

10.3	Amendment No. 3 to the Revolving Credit Agreement dated as of June 28, 2010 among Digital Realty Trust, L.P., Citicorp North America, Inc., and the financial institutions party to the Credit Agreement (incorporated by reference to Exhibit 10.26 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10/A filed on August 4, 2010).

10.4	Amendment No. 1 to Note Purchase and Private Shelf Agreement dated as of June 30, 2010 between Digital Realty Trust, L.P. and Prudential Investment Management, Inc. and the other Purchasers party to the Note Agreement (incorporated by reference to Exhibit 10.27 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10/A filed on August 4, 2010).

12.1	Statement of Computation of Ratios

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	Pursuant to Rule 405 of Regulation S-T, the following financial information will be furnished in an amendment to this Quarterly Report on Form 10-Q formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2010 and 2009; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.