Form 10-Q/A
period 2010-06-30
Digital Realty Trust, Inc.
filed 2010-08-12
CIK 1297996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission on August 5, 2010 (the “Form 10-Q”), is to furnish interactive data files in XBRL (Extensible Business Reporting Language) format as Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q, except to indicate that certain exhibits include management contracts or compensatory plans or arrangements. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

ITEM 6—Exhibits

Exhibit

2.1	Asset Purchase Agreement, dated as of June 1, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on June 2, 2010).

2.2	First Amendment to Asset Purchase Agreement, dated as of June 16, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.5 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010).

2.3	Second Amendment to Asset Purchase Agreement, dated as of June 17, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.6 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010).

2.4	Third Amendment to Asset Purchase Agreement, dated as of June 18, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.7 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010).

4.1	Exchange Agreement, dated June 14, 2010, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Hudson Bay Fund LP (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 15, 2010).

4.2	Indenture, dated as of July 8, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 4.50% Notes due 2015 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 12, 2010).

4.3	Registration Rights Agreement, dated July 8, 2010, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on July 12, 2010).

4.4	Exchange Agreement, dated July 27, 2010, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Basso Holdings Ltd. (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on July 27, 2010).

10.1†	Second Amendment to Employment Agreement dated as of June 9, 2010 by and between Digital Realty Trust, Inc. and DLR, LLC, and A. William Stein (incorporated by reference to Exhibit 10.21 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10/A filed on August 4, 2010).

10.2†	Second Amendment to Employment Agreement dated as of June 9, 2010 by and between Digital Realty Trust, Inc. and DLR, LLC, and Christopher J. Crosby (incorporated by reference to Exhibit 10.23 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10/A filed on August 4, 2010).

10.3	Amendment No. 3 to the Revolving Credit Agreement dated as of June 28, 2010 among Digital Realty Trust, L.P., Citicorp North America, Inc., and the financial institutions party to the Credit Agreement (incorporated by reference to Exhibit 10.26 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10/A filed on August 4, 2010).

10.4	Amendment No. 1 to Note Purchase and Private Shelf Agreement dated as of June 30, 2010 between Digital Realty Trust, L.P. and Prudential Investment Management, Inc. and the other Purchasers party to the Note Agreement (incorporated by reference to Exhibit 10.27 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10/A filed on August 4, 2010).

12.1*	Statement of Computation of Ratios.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101**	Pursuant to Rule 405 of Regulation S-T, the following financial information from Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, is furnished formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2010 and 2009; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Indicates exhibits that include management contracts or compensatory plans or arrangements.
*	Previously filed or furnished with Digital Realty Trust, Inc.’s Form 10-Q filed on August 5, 2010.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

August 12, 2010	/s/ EDWARD F. SHAM
Edward F. Sham
Vice President and Controller
(principal accounting officer)

Exhibit Index

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated as of June 1, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on June 2, 2010).

2.2	First Amendment to Asset Purchase Agreement, dated as of June 16, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.5 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010).

2.3	Second Amendment to Asset Purchase Agreement, dated as of June 17, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.6 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010).

2.4	Third Amendment to Asset Purchase Agreement, dated as of June 18, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.7 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010).

4.1	Exchange Agreement, dated June 14, 2010, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Hudson Bay Fund LP (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 15, 2010).

4.2	Indenture, dated as of July 8, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 4.50% Notes due 2015 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 12, 2010).

4.3	Registration Rights Agreement, dated July 8, 2010, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on July 12, 2010).

4.4	Exchange Agreement, dated July 27, 2010, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Basso Holdings Ltd. (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on July 27, 2010).

10.1†	Second Amendment to Employment Agreement dated as of June 9, 2010 by and between Digital Realty Trust, Inc. and DLR, LLC, and A. William Stein (incorporated by reference to Exhibit 10.21 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10/A filed on August 4, 2010).

10.2†	Second Amendment to Employment Agreement dated as of June 9, 2010 by and between Digital Realty Trust, Inc. and DLR, LLC, and Christopher J. Crosby (incorporated by reference to Exhibit 10.23 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10/A filed on August 4, 2010).

10.3	Amendment No. 3 to the Revolving Credit Agreement dated as of June 28, 2010 among Digital Realty Trust, L.P., Citicorp North America, Inc., and the financial institutions party to the Credit Agreement (incorporated by reference to Exhibit 10.26 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10/A filed on August 4, 2010).

10.4	Amendment No. 1 to Note Purchase and Private Shelf Agreement dated as of June 30, 2010 between Digital Realty Trust, L.P. and Prudential Investment Management, Inc. and the other Purchasers party to the Note Agreement (incorporated by reference to Exhibit 10.27 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10/A filed on August 4, 2010).

12.1*	Statement of Computation of Ratios

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101**	Pursuant to Rule 405 of Regulation S-T, the following financial information from Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, is furnished formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2010 and 2009; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Indicates exhibits that include management contracts or compensatory plans or arrangements.
*	Previously filed or furnished with Digital Realty Trust, Inc.’s Form 10-Q filed on August 5, 2010.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

5