Form 10-K
period 2010-12-31
Digital Realty Trust, Inc.
filed 2011-02-25
CIK 1297996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to                     .

Commission file number	001-32336 (Digital Realty Trust, Inc.)
000-54023 (Digital Realty Trust, L.P.)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Digital Realty Trust, Inc.) Maryland (Digital Realty Trust, L.P.)	26-0081711 20-2402955
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
560 Mission Street, Suite 2900 San Francisco, CA	94105
(Address of principal executive offices)	(Zip Code)

(415) 738-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Name of each exchange on which registered
Digital Realty Trust, Inc.	Common stock, $0.01 par value per share	New York Stock Exchange
Digital Realty Trust, L.P.	None	None

Securities registered pursuant to Section 12(g) of the Act:

Digital Realty Trust, Inc.	None
Digital Realty Trust, L.P.	Common Units of Partnership Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Digital Realty Trust, Inc.	Yes ☒ No ☐
Digital Realty Trust, L.P.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Digital Realty Trust, Inc.	Yes ☒ No ☐
Digital Realty Trust, L.P.	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Digital Realty Trust, Inc.	Yes ☒ No ☐
Digital Realty Trust, L.P.	Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Digital Realty Trust, Inc.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Digital Realty Trust, L.P.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of Digital Realty Trust, Inc. as of June 30, 2010 totaled approximately $5.0 billion based on the closing price for Digital Realty Trust, Inc.’s common stock on that day as reported by the New York Stock Exchange. Such value excludes common stock held by executive officers, directors and 10% or greater stockholders as of June 30, 2010. The identification of 10% or greater stockholders as of June 30, 2010 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2010. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at February 18, 2011
Common Stock, $.01 par value per share	91,394,399

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of Digital Realty Trust, Inc.’s Proxy Statement for its 2011 Annual Meeting of Stockholders which the registrants anticipate will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2010 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of December 31, 2010, Digital Realty Trust, Inc. owned an approximate 94.3% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 5.7% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of Digital Realty Trust, Inc. As of December 31, 2010, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

We believe combining the annual reports on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. into this single report results in the following benefits:

•	enhancing investors’ understanding of our company and our operating partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•

eliminating duplicative disclosure and providing a more streamlined and readable presentation since a substantial portion of the disclosure applies to both our company and our operating partnership; and

•	creating time and cost efficiencies through the preparation of one combined report instead of two separate reports.

There are few differences between our company and our operating partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between our company and our operating partnership in the context of how Digital Realty Trust, Inc. and Digital Realty Trust, L.P. operate as an interrelated consolidated company. Digital Realty Trust, Inc. is a REIT, whose only material asset is its ownership of partnership interests of Digital Realty Trust, L.P. As a result, Digital Realty Trust, Inc. does not conduct business itself, other than acting as the sole general partner of Digital Realty Trust, L.P., issuing public equity from time to time and guaranteeing certain unsecured debt of Digital Realty Trust, L.P. Digital Realty Trust, Inc. itself does not issue any indebtedness but guarantees some of the unsecured debt of Digital Realty Trust, L.P., as disclosed in this report. Digital Realty Trust, L.P. holds substantially all the assets of the company and holds the ownership interests in the company’s joint ventures. Digital Realty Trust, L.P. conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Digital Realty Trust, Inc., which are generally contributed to Digital Realty Trust, L.P. in exchange for partnership units, Digital Realty Trust, L.P. generates the capital required by the company’s business through Digital Realty Trust, L.P.’s operations, by Digital Realty Trust, L.P.’s direct or indirect incurrence of indebtedness or through the issuance of partnership units.

The presentation of noncontrolling interests in operating partnership, stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of Digital Realty Trust, Inc. and those of Digital Realty Trust, L.P. The common limited partnership interests held by the limited partners in Digital Realty Trust, L.P. are presented as limited partners’ capital within partners’ capital in Digital Realty Trust, L.P.’s consolidated financial statements and as noncontrolling interests in operating partnership within equity in Digital Realty Trust, Inc.’s consolidated financial statements. The common and preferred partnership interests held by Digital Realty Trust, Inc. in Digital Realty Trust, L.P. are presented as general partner’s capital within partners’ capital in Digital Realty Trust, L.P.’s consolidated financial statements and as preferred stock, common stock, additional paid-in capital and accumulated dividends in excess of earnings within stockholders’ equity in Digital Realty Trust, Inc.’s consolidated financial statements. The differences in the presentations between stockholders’ equity and partners’ capital result from the differences in the equity issued at the Digital Realty Trust, Inc. and the Digital Realty Trust, L.P. levels.

To help investors understand the significant differences between the company and the operating partnership, this report presents the following separate sections for each of the company and the operating partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

•	Debt;

•	Equity of the company and Capital of the operating partnership;

•	Income per Share and Income per Unit; and

•	Quarterly Financial Information;

•	Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities; and

•	Selected Financial Data.

This report also includes separate Item 4. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the company and the operating partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the company and the operating partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

In order to highlight the differences between the company and the operating partnership, the separate sections in this report for the company and the operating partnership specifically refer to the company and the operating partnership. In the sections that combine disclosure of the company and the operating partnership, this report refers to actions or holdings as being actions or holdings of the company. Although the operating partnership is generally the entity that enters into contracts and joint ventures and holds assets and debt, reference to the company is appropriate because the business is one enterprise and the company operates the business through the operating partnership.

As general partner with control of the operating partnership, Digital Realty Trust, Inc. consolidates the operating partnership for financial reporting purposes, and it does not have significant assets other than its investment in the operating partnership. Therefore, the assets and liabilities of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. are the same on their respective consolidated financial statements. The separate discussions of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. in this report should be read in conjunction with each other to understand the results of the company on a consolidated basis and how management operates the company.

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

PART I

ITEM 1.	BUSINESS

General

We own, acquire, develop, redevelop and manage technology-related real estate. We target high-quality, strategically located properties containing applications and operations critical to the day-to-day operations of technology industry tenants and corporate enterprise datacenter users, including the information technology, or IT, departments of Fortune 100 and financial services companies. Our tenant base is diversified within the technology industry and reflects a broad spectrum of regional, national and international tenants that are leaders in their respective areas. Digital Realty Trust, L.P., a Maryland limited partnership, is the entity through which Digital Realty Trust, Inc., a Maryland corporation, conducts its business and owns its assets. Digital Realty Trust, Inc. operates as a REIT for federal income tax purposes.

At December 31, 2010, we owned 96 properties, excluding two properties held as investments in unconsolidated joint ventures. These properties are mainly located throughout the U.S., with 14 properties located in Europe, one property in Asia and one property in Canada. Our properties contain a total of approximately 16.8 million net rentable square feet, including approximately 2.2 million square feet held for redevelopment. A significant component of our current and future internal growth is anticipated through the development of our existing space held for redevelopment and through acquisitions of new properties. Our operations and acquisition activities are focused on a limited number of markets where technology industry tenants and corporate datacenter users are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S., the Amsterdam, Dublin, London and Paris markets in Europe and the Singapore market in Asia. As of December 31, 2010, our portfolio, excluding space held for redevelopment, was approximately 94.6% leased. The types of properties within our focus include:

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

Digital Realty Trust, Inc. was incorporated in the state of Maryland on March 9, 2004. Digital Realty Trust, L.P. was organized in the state of Maryland on July 21, 2004. Our principal executive offices are located at 560 Mission Street, Suite 2900, San Francisco, California 94105. Our telephone number at that location is (415) 738-6500. Our website is located at www.digitalrealtytrust.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this annual report or any other report or document we file with or furnish to the U.S. Securities and Exchange Commission, or the SEC.

Recent Developments

On November 9, 2010, Digital Realty Trust, Inc. distributed a Notice of Redemption to all holders of record of its outstanding 7.875% Series B Cumulative Redeemable Preferred Stock, or Series B Preferred Stock, regarding its redemption of all outstanding shares of its Series B Preferred Stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends. The redemption date was December 10, 2010. Digital Realty Trust, Inc. funded the redemption with borrowings under the operating partnership’s revolving credit facility, which the operating partnership distributed to Digital Realty Trust, Inc. in connection with the operating partnership’s redemption of all 2,530,000 of its outstanding 7.875% Series B Cumulative Redeemable Preferred Units held by Digital Realty Trust, Inc.

On November 16, 2010, Digital Realty Trust, Inc. issued 72,826 privately issued shares of its common stock, par value $0.01 per share, to our operating partnership, and our operating partnership delivered the shares and paid an incentive fee equal to $15,125 and accrued and unpaid interest equal to $23,719 in exchange for $2,300,000 in aggregate principal amount of the operating partnership’s 4.125% Exchangeable Senior Debentures due 2026, which we refer to as the 2026 debentures, held by an institutional investor pursuant to an exchange agreement, dated November 16, 2010, by and among Digital Realty Trust, Inc., our operating partnership and such institutional investor.

On November 19, 2010, Digital Realty Trust, Inc. issued 601,127 privately issued shares of its common stock, par value $0.01 per share, to our operating partnership, and our operating partnership delivered the shares and paid an incentive fee equal to $189,889 and accrued and unpaid interest equal to $204,484 in exchange for $18,985,000 in aggregate principal amount of the 2026 debentures held by an institutional investor pursuant to an exchange agreement, dated November 19, 2010, by and among Digital Realty Trust, Inc., our operating partnership and such institutional investor.

On November 23, 2010, we completed the acquisition of a datacenter in Singapore for approximately SGD174.4 million, or approximately $132.7 million based on the exchange rate in effect on November 23, 2010. The acquisition was financed with borrowings under our revolving credit facility.

On February 10, 2011, we declared the following dividends per share. The operating partnership will make an equivalent distribution per unit.

Share Class	Series C Preferred Stock	Series D Preferred Stock	Common stock and common unit
Dividend and distribution amount	$0.273438	$0.343750	$0.680000
Dividend and distribution payable date	March 31, 2011	March 31, 2011	March 31, 2011
Dividend payable to shareholders of record on	March 15, 2011	March 15, 2011	March 15, 2011
Annual equivalent rate of dividend and distribution	$1.094	$1.375	$2.720

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

•

Presence in Key Markets. Our portfolio is located in 28 metropolitan areas, including the Chicago, Dallas, Los Angeles, New York/New Jersey, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S., the Amsterdam, Dublin, London and Paris markets in Europe and the Singapore market in Asia, and is diversified so that no one market represented more than 13.9% of the aggregate annualized rent of our portfolio as of December 31, 2010.

•

Proven Ability to Sign New Leases. We have considerable experience in identifying and leasing to new tenants. The combination of our specialized data center leasing team and customer referrals continues to provide a robust pipeline of new tenants. During the year ended December 31, 2010, we commenced new leases totaling approximately 652,000 square feet, which represent approximately $72.5 million in annualized GAAP rent. These leases were comprised of Powered Base Buildings®, Turn-Key Datacenters®, and ancillary office and other uses.

•

Demonstrated Acquisition Capability. As of December 31, 2010, our portfolio consisted of 96 technology-related real estate properties, excluding two properties held as investments in unconsolidated joint ventures, that we or our predecessor acquired beginning in 2002, for an aggregate of 16.8 million rentable square feet, including approximately 2.2 million square feet held for redevelopment. We have developed detailed, standardized procedures for evaluating acquisitions, including income producing assets and vacant properties suitable for redevelopment, to ensure that they meet our financial, technical and other criteria. These procedures and our in-depth knowledge of the technology and data center industries allow us to identify strategically located properties and evaluate investment opportunities efficiently and, as appropriate, commit and close quickly. Our broad network of contacts within a highly fragmented universe of sellers and brokers of technology-related real estate enables us to capitalize on acquisition opportunities. As a result, we acquired more than half of our properties before they were broadly marketed by real estate brokers.

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

•

Diverse Tenant Base Across a Variety of Industry Sectors. We use our in-depth knowledge of the requirements and trends for Internet and data communications and corporate data center users to market our properties to domestic and international tenants with specific technology needs. At December 31, 2010, we had approximately 540 tenants across a variety of industry sectors, ranging from information technology and Internet enterprises to financial services, energy and manufacturing companies. Our largest tenant accounted for approximately 7.9% of the aggregate annualized rent of our portfolio as of December 31, 2010 and no other single tenant accounted for more than approximately 5% of the aggregate annualized rent of our portfolio.

•

Experienced and Committed Management Team and Organization. Our senior management team, including our Chairman, has an average of over 26 years of experience in the technology or real estate industries, including experience as investors in, advisors to and founders of technology companies. We believe that our senior management team’s extensive knowledge of both the real estate and the technology industries provides us with a key competitive advantage. At December 31, 2010, our senior management team collectively owned common equity interests in our company of approximately 1.4%, which aligns management’s interests with those of our stockholders.

Business and Growth Strategies

Our primary business objectives are to maximize sustainable long-term growth in earnings, funds from operations and cash flow per share and unit and to maximize returns to our stockholders and our operating partnership’s unitholders. Our business strategies to achieve these objectives are:

•

Achieve Superior Returns on Redevelopment Inventory. At December 31, 2010, we had approximately 2.2 million square feet held for redevelopment. At December 31, 2010, approximately 532,000 square feet of our space held for redevelopment was undergoing construction for Turn-Key Datacenter®, Powered Base Building® and build-to-suit space in seven U.S. markets and three European markets. These projects have sufficient power capacity to meet the power and cooling requirements of today’s advanced data centers. We will continue to build-out our redevelopment portfolio when justified by anticipated returns.

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

•

Access and Use Capital Efficiently. We believe we can increase stockholder returns by effectively accessing and deploying capital. Since Digital Realty Trust, Inc.’s initial public offering in 2004, our company has raised over $5.9 billion of capital through common, preferred and convertible preferred equity offerings, two exchangeable debt offerings, two non-exchangeable bond offerings, our revolving credit facility, secured mortgage financings and refinancings and sales of non-core assets. We will endeavor to maintain financial flexibility while using our liquidity and access to capital to support operations, including our acquisition, leasing, development and redevelopment programs, which are important sources of our growth.

•

Maximize the Cash Flow of Our Properties. We aggressively manage and lease our assets to increase their cash flow. We often acquire properties with substantial in-place cash flow and some vacancy, which enables us to create upside through lease-up. Moreover, many of our properties contain extensive in-place infrastructure or buildout that may result in higher rents when leased to tenants seeking these improvements. We control our costs by negotiating expense pass-through provisions in tenant leases for operating expenses, including power costs and certain capital expenditures. Leases covering approximately 73% of the leased net rentable square feet in our portfolio as of December 31, 2010 required tenants to pay all or a portion of increases in operating expenses, including real estate taxes, insurance, common area charges and other expenses.

•

Leverage Strong Industry Relationships. We use our strong industry relationships with national and regional corporate enterprise information technology groups and technology-intensive companies to identify and comprehensively respond to their real estate needs. Our company’s leasing and sales professionals are real estate and technology industry specialists who can develop complex facility solutions for the most demanding corporate data center and other technology tenants.

Competition

We compete with numerous developers, owners and operators of real estate and datacenters, many of which own properties similar to ours in the same markets in which our properties are located, including DuPont Fabros Technology, Inc., CoreSite Realty Corporation and various local developers in the U.S., and Global Switch, Sentrum and various regional operators in Europe and Asia. If our competitors offer space that our tenants or potential tenants perceive to be superior to ours based on numerous factors, including available power, security considerations, location, or connectivity, or if they offer rental rates below current market rates, or below the rental rates we are offering, we may lose tenants or potential tenants or be required to incur costs to improve our properties or reduce our rental rates. In addition, recently many of our competitors have developed or redeveloped additional datacenter space. If the supply of datacenter space continues to increase as a result of these activities or otherwise, rental rates may be reduced or we may face delays in leasing or be unable to lease our vacant space, including space that we develop or redevelop. Finally, if tenants or potential tenants desire services that we do not offer, we may not be able to lease our space to those tenants. Our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.

Regulation

General

Office properties in our submarkets are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties as of December 31, 2010 has the necessary permits and approvals to operate its business.

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

Environmental Matters

Under various laws relating to the protection of the environment, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances at that property, and may be required to investigate and clean up such contamination at or emanating from that property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Previous owners used some of our properties for industrial and retail purposes, and those properties may contain some level of environmental contamination. Fuel storage tanks are present at many of our properties, and if releases were to occur, we may be liable for the costs of cleaning any resulting contamination. The presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability or materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral.

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

In addition, some of our tenants, particularly those in the biotechnology and life sciences industry and those in the technology manufacturing industry, routinely handle hazardous substances and wastes as part of their operations at our properties, including chemical solvents, medical waste, hydrocarbons, batteries and pesticides. Environmental laws and regulations subject our tenants, and potentially us, to liability resulting from these activities or from previous industrial or retail uses of those properties. Environmental liabilities could also affect a tenant’s ability to make rental payments to us. We require our tenants to comply with these environmental laws and regulations and to indemnify us for any related liabilities.

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

Our properties and their uses often require permits from various government agencies, including permits related to zoning and land use, such as permits to operate data center facilities. Certain permits from state or local environmental regulatory agencies, including regulators of air quality, are usually required to install and operate diesel-powered generators, which provide emergency back-up power at some of our facilities. These permits often set emissions limits for certain air pollutants, including oxides of nitrogen. In addition, various federal, state, and local environmental, health and safety requirements, such as fire requirements and treated and storm water discharge requirements, apply to some of our properties. Changes to applicable regulations, such as air quality regulations, or the permit requirements for equipment at our facilities, could hinder or prevent our construction or operation of data center facilities.

The environmental laws and regulations—including those directly regulating our climate change impacts and those which regulate the climate change impacts of companies with which we do business, such as utilities which provide our facilities with electricity—to which our properties are subject may change in the future, and new laws and regulations may be created. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations—Climate change legislation.” We do not know if or how the requirements will change, but changes may require that we make significant unanticipated expenditures, and such expenditures may materially adversely impact our: financial condition, cash flow, results, cash available for distributions, common stock’s per share trading price, and ability to satisfy our debt service obligations.

Insurance

We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy. We select policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our company’s management, the properties in our portfolio are currently adequately insured. We do not carry insurance for generally uninsured losses such as loss from war or nuclear reaction. In addition, we carry earthquake insurance on our properties in an amount and with deductibles which we believe are commercially reasonable. Certain of the properties in our portfolio are located in areas known to be seismically active. See “Risk Factors—Risks Related to Our Business and Operations—Potential losses may not be covered by insurance.”

Employees

As of December 31, 2010, we had 454 employees. None of these employees are represented by a labor union.

How to Obtain Our SEC Filings

All reports we file with the SEC will be available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. We will also provide copies of our Forms 8-K, 10-K, 10-Q, Proxy Statement, Annual Report and amendments to those documents at no charge to investors upon request and make electronic copies of such reports available through our website at www.digitalrealtytrust.com as soon as reasonably practicable after filing such material with the SEC. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this report or any other document that we file with the SEC.

Offices

Our headquarters are located in San Francisco. We have regional offices in Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia and Phoenix and international offices in Dublin, London, Paris and Singapore.

Reports to Security Holders

Digital Realty Trust, Inc. is required to send an annual report to its securityholders and to our operating partnership’s unitholders.

ITEM 1A.	RISK FACTORS

For purposes of this section, the term “stockholders” means the holders of shares of Digital Realty Trust, Inc.’s common stock and preferred stock. Set forth below are the risks that we believe are material to Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders. You should carefully consider the following factors in evaluating our company, our properties and our business. The occurrence of any of the following risks might cause Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders to lose all or a part of their investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” starting on page 30.

Risks Related to Our Business and Operations

Global economic conditions could adversely affect our liquidity and financial condition.

In the United States and globally, market and economic conditions have been unprecedented over the past few years and challenging with tighter credit conditions and slower economic growth in all markets in which we own properties and conduct our operations. The U.S. and global economies have experienced a recession and face continued concerns about the systemic impact of adverse economic conditions, such as high energy costs, geopolitical issues, the availability and cost of credit, unstable global financial and mortgage markets, high corporate, consumer and governmental debt levels, high unemployment and declining residential and commercial real estate markets.

As a result of these conditions, general economic conditions and the cost and availability of capital have been and may again be adversely affected in some or all of the markets in which we own properties and conduct our operations. Renewed or increased turbulence in the U.S., European and other international financial markets and economies may adversely affect our ability, and the ability of our tenants, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our tenants’, financial condition and results of operations.

In addition, our access to funds under our revolving credit facility and other lines of credit depend on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. We cannot assure you that long-term disruptions in the global economy and the return of tighter credit conditions among, and potential failures or nationalizations of, third party financial institutions as a result of such disruptions will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitments to us, our business, results of operation, cash flows and financial condition could be adversely affected.

If we do not have sufficient cash flow to continue operating our business and are unable to borrow additional funds, access our existing lines of credit or raise equity or debt capital, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, curtailing development or redevelopment activity, disposing of one or more of our properties possibly on disadvantageous terms or entering into or renewing leases on less favorable terms than we otherwise would.

Our growth depends on external sources of capital which are outside of our control.

In order for Digital Realty Trust, Inc. to maintain its qualification as a REIT, it is required under the Internal Revenue Code of 1986, as amended, which we refer to as the Code, to annually distribute at least 90% of its net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, Digital Realty Trust, Inc. will be subject to income tax at regular corporate rates to the extent that it distributes less than 100% of its net taxable income, including any net capital gains. Digital Realty Trust, L.P. is required to make distributions to Digital Realty Trust, Inc. that will enable the latter to satisfy this distribution requirement and avoid tax liability. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition or redevelopment financing, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs.

Our access to third-party sources of capital depends on a number of factors, including general market conditions, the market’s perception of our business prospects and growth potential, our current and expected future earnings, funds from operations and growth thereof, our cash flow and cash distributions, and the market price per share of Digital Realty Trust, Inc.’s common stock. We may not be able to obtain equity or debt financing on favorable terms or at all. We cannot assure you that we will be able to obtain debt financing at all or on terms favorable or acceptable to us. Any additional debt we incur will increase our leverage. Further, equity markets have experienced high volatility recently and we cannot assure you that we will be able to raise capital through the sale of equity securities at all or on favorable terms. Sales of equity on unfavorable terms could result in substantial dilution to Digital Realty Trust, Inc.’s common stockholders and Digital Realty Trust, L.P.’s unitholders. In addition, we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms.

If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations, pay cash dividends to Digital Realty Trust, Inc.’s stockholders or make distributions to Digital Realty Trust, L.P.’s unitholders.

Declining real estate valuations and impairment charges could adversely affect our earnings and financial condition.

We review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in the market price, a significant adverse change in the extent or manner the property is being used in its physical condition or expected to be used based on the underwriting at the time of acquisition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development, or a history of operating or cash flow losses. When such impairment indictors exist, we review an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition and compare to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis. Impairment charges could adversely affect our financial condition, results of operations and cash available for distribution.

Our properties depend upon the demand for technology-related real estate.

Our portfolio of properties consists primarily of technology-related real estate and datacenter real estate in particular. A decrease in the demand for datacenter space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. Our substantial redevelopment activities make us particularly susceptible to general economic slowdowns, including recessions, as well as adverse developments in the corporate datacenter, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for datacenter space. Reduced demand could also result from business relocations, including to markets that we do not currently serve. Changes in industry practice or in technology, such as virtualization technology, more efficient or miniaturization of computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical datacenter space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy.

We depend on significant tenants, and many of our properties are single-tenant properties or are currently occupied by single tenants.

As of December 31, 2010, the 20 largest tenants in our property portfolio represented approximately 48% of the total annualized rent generated by our properties. Our largest tenants by annualized rent are Savvis Communications, Equinix Operating Company, Inc. and Facebook, Inc. Savvis Communications leased approximately 2.0 million square feet of net rentable space as of December 31, 2010, representing approximately 7.9% of the total annualized rent generated by our properties. Equinix Operating Company, Inc. leased approximately 737,000 square feet of net rentable space as of December 31, 2010, representing approximately 4.3% of the total annualized rent generated by our properties. Facebook, Inc. leased approximately 229,000 square feet of net rentable space as of December 31, 2010, representing approximately 4.3% of the total annualized rent generated by our properties. In addition, 42 of our 96 properties are occupied by single tenants, including properties occupied solely by Savvis Communications, Equinix Operating Company, Inc. and Facebook, Inc. Many factors, including global economic conditions, may cause our tenants to experience a downturn in their businesses or otherwise experience a lack of liquidity, which may weaken their financial condition and result in their failure to make timely rental payments or their default under their leases. If any tenant defaults or fails to make timely rent payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

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

If any tenant becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. As of December 31, 2010, we had no material tenants in bankruptcy.

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

Our properties are located in 28 metropolitan areas. Many of these markets experienced downturns in recent years and are currently experiencing downturns as a result of the global economic crisis or other factors. We depend upon the local economic conditions in these markets, including local real estate conditions, and our operations, revenue and cash available for distribution could be materially adversely affected by local economic conditions in these markets. Our operations may also be affected if too many competing properties are built in any of these markets or supply otherwise increases or exceeds demand. We cannot assure you that these markets will grow or will remain favorable to technology-related real estate.

As of December 31, 2010, our portfolio was geographically concentrated in the following metropolitan markets.

Metropolitan Market	Percentage of December 31, 2010 total annualized rent(1)
Silicon Valley	13.9%
Northern Virginia	10.3%
San Francisco	10.2%
Chicago	9.9%
New York Metro	9.6%
Phoenix	9.1%
Dallas	8.4%
Boston	6.2%
Los Angeles	5.0%
London, England	3.6%
Dublin, Ireland	2.7%
Paris, France	2.4%
Other	8.7%

100.0%

(1)	Annualized rent is monthly contractual rent under existing leases as of December 31, 2010, multiplied by 12.

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

We had approximately 2.2 million square feet held for redevelopment at December 31, 2010, including five vacant properties. We are and intend to continue building out a large portion of this space on a speculative basis at significant cost. Our successful development and redevelopment of these projects is subject to many risks, including those associated with:

•	delays in construction;

•	budget overruns;

•	changes to the plans or specifications;

•	construction site accidents and other casualties;

•	increased prices for raw materials or building supplies;

•	lack of availability and/or increased costs for specialized data center components, including long lead time items such as generators;

•	financing availability, including our ability to obtain construction financing and permanent financing;

•	increases in interest rates or credit spreads;

•	labor availability and costs;

•	labor disputes and work stoppages with contractors, subcontractors or others that are constructing the project;

•	failure of contractors to perform on a timely basis or at all, or other misconduct on the part of contractors;

•	timing of the commencement of rental payments;

•	access to sufficient power and related costs of providing such power to our tenants;

•	environmental issues;

•	fire, flooding, earthquakes and other national disasters;

•	geological, construction, excavation and equipment problems; and

•	delays or denials of entitlements or permits, including zoning and related permits, or other delays resulting from our dependence on the cooperation of public agencies and utility companies.

In addition, while we intend to develop data center properties primarily in markets we are familiar with, we may in the future develop properties in new geographic regions where we expect the development of property to result in favorable risk-adjusted returns on our investment. We may not possess the same level of familiarity with the development of other property types or other markets, which could adversely affect our ability to develop such properties successfully or at all or to achieve expected performance.

Development and redevelopment activities, regardless of whether they are ultimately successful, also typically require a substantial portion of our management’s time and attention. This may distract our management from focusing on other operational activities of our business. If we are unable to complete development or redevelopment projects successfully, our business may be adversely affected.

We may be unable to lease vacant or redevelopment space or renew leases, or re-lease space as leases expire.

At December 31, 2010, we owned approximately 2.2 million square feet held for redevelopment. Of this space, we are currently redeveloping 532,000 square feet. We intend to continue to add new space to our redevelopment inventory and to continue to redevelop additional space from this inventory. A substantial portion of the space that we redevelop is, and will continue to be, redeveloped on a speculative basis, meaning that we do not have a signed lease for the space when we begin the redevelopment process. We also develop or redevelop space specifically for tenants pursuant to leases signed prior to beginning the development or redevelopment process. In those cases, if we fail to meet our development or redevelopment obligations under those leases, these tenants may be able to terminate the leases and we would be required to find a new tenant for this space. In addition, in certain circumstances we lease data center facilities prior to their completion. If we fail to complete the facilities in a timely manner, the tenant may be entitled to terminate its lease, seek damages or penalties against us or pursue other remedies and we may be required to find a new tenant for the space. We cannot assure you that once we have redeveloped a space we will be able to successfully lease it at all, or at rates we consider favorable or expected at the time we commenced redevelopment. If we are not able to successfully lease the space that we redevelop, if redevelopment costs are higher than we currently estimate, or if lease rates are lower than expected when we began the project or are otherwise undesirable, our revenue and operating results could be adversely affected.

In addition, as of December 31, 2010, leases representing 10.7% of the square footage of the properties in our portfolio, excluding space held for redevelopment, were scheduled to expire through 2012, and an additional 5.4% of the net rentable square footage excluding space held for redevelopment was available to be leased. Some of this space may require substantial capital investment to meet the power and cooling requirements of today’s advanced data centers, or may no longer be suitable for this use. In addition, we cannot assure you that leases will be renewed or that our properties will be re-leased at all, or at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases, we do not re-lease our available space, including newly redeveloped space and space for which leases are scheduled to expire, or it takes longer for us to lease or re-lease this space or for rents to commence on this space, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

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

If we cannot complete property acquisitions on favorable terms, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

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

If we cannot operate acquired properties to meet our financial expectations, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

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

Our total consolidated indebtedness at December 31, 2010 was approximately $2.8 billion, and we may incur significant additional debt to finance future acquisition and development activities. We have a revolving credit facility, which has a borrowing limit based upon a percentage of the value of our unsecured properties included in the facility’s borrowing base. At December 31, 2010, approximately $386.5 million was available under this facility, net of outstanding letters of credit. In addition, under our contribution agreement with respect to the 200 Paul Avenue 1-4 and 1100 Space Park Drive properties, we have agreed to make available for guarantee up to $17.8 million of indebtedness and may enter into similar agreements in the future.

Our substantial indebtedness has important consequences in that it currently requires us to dedicate a significant portion of our cash flow from operations to debt service payments, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, distributions and other general corporate purposes. Additionally, it could: make it more difficult for us to satisfy our obligations with respect to our indebtedness; limit our ability in the future to undertake refinancings of our debt or obtain financing for expenditures, acquisitions, development or other general corporate purposes on terms and conditions acceptable to us, if at all; or affect adversely our ability to compete effectively or operate successfully under adverse economic conditions.

In addition, we may violate restrictive covenants or fail to maintain financial ratios specified in our loan documents, which would entitle the lenders to accelerate our debt obligations, and our secured lenders or mortgagees may foreclose on our properties or our interests in the entities that own the properties that secure their loans and receive an assignment of rents and leases. A foreclosure on one or more of our properties could adversely affect our financial condition, results of operations, cash flow and cash available for distribution. Further, our default under any one of our loans could result in a cross default on other indebtedness. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder Digital Realty Trust, Inc.’s ability to meet the REIT distribution requirements imposed by the Code.

Additional risks related to our indebtedness are described below.

We may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness. It is likely that we will need to refinance at least a portion of our outstanding debt as it matures. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions, then our cash flow may not be sufficient in all years to repay all such maturing debt and to pay distributions. Further, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase.

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

Adverse changes in our company’s credit ratings could negatively affect our financing activity. The credit ratings of our senior unsecured long-term debt and Digital Realty Trust, Inc.’s preferred stock are based on our company’s operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses of our company. Our company’s credit ratings can affect the amount of capital we can access, as well as the terms and pricing of any debt we may incur. We cannot assure you that our company will be able to maintain our current credit ratings, and in the event our current credit ratings are downgraded, we would likely incur higher borrowing costs and may encounter difficulty in obtaining additional financing. Also, a downgrade in our company’s credit ratings may trigger additional payments or other negative consequences under our current and future credit facilities and debt instruments. For example, if the credit ratings of our senior unsecured long-term debt are downgraded to below investment grade levels, we may not be able to obtain or maintain extensions on certain of our existing debt. Adverse changes in our credit ratings could negatively impact our refinancing and other capital market activities, our ability to manage our debt maturities, our future growth, our financial condition, the market price of Digital Realty Trust, Inc.’s stock, and our development and acquisition activity.

Our revolving credit facility, Prudential shelf facility, 5.875% notes due 2020 and 4.50% notes due 2015 restrict our ability to engage in some business activities. Our revolving credit facility and Prudential shelf facility contain negative covenants and other financial and operating covenants that, among other things:

•	restrict our ability to incur additional indebtedness;

•	restrict our ability to make certain investments;

•	restrict our ability to merge with another company;

•	restrict our ability to create, incur or assume liens;

•	restrict Digital Realty Trust, Inc.’s ability to make distributions to its stockholders;

•	require us to maintain financial coverage ratios; and

•	require us to maintain a pool of unencumbered assets approved by the lenders.

For example, our revolving credit facility and Prudential shelf facility restrict Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, in an aggregate amount in excess of 95% of its consolidated funds from operations (as defined in our revolving credit facility or Prudential shelf facility, as applicable) during any four consecutive fiscal quarters, except as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT under all applicable laws, rules and regulations or to avoid the payment of federal or state income or excise tax. Our revolving credit facility and Prudential shelf facility each also provide that, if Digital Realty Trust, L.P. fails to pay when due any principal of or interest on any borrowings under the facility, then Digital Realty Trust, L.P. may make only those partnership distributions to Digital Realty Trust, Inc. and other holders of its partnership interests necessary to enable Digital Realty Trust, Inc. to make distributions to its stockholders which we reasonably believe are necessary to maintain its status as a REIT under all applicable laws, rules and regulations.

In addition, our 5.875% notes due 2020, or the 2020 notes, and our 4.50% notes due 2015, or the 2015 notes, are governed by indentures, which contain various restrictive covenants, including limitations on our ability to incur indebtedness and requirements to maintain a pool of unencumbered assets. These restrictions, and the restrictions in our revolving credit facility and Prudential shelf facility, could cause us to default on our 2020 notes, 2015 notes, revolving credit facility or Prudential shelf facility, as applicable, or negatively affect our operations or our ability to pay dividends to Digital Realty Trust, Inc.’s stockholders or distributions to Digital Realty Trust, L.P.’s unitholders, which could have a material adverse effect on the market value of Digital Realty Trust, Inc.’s common stock and preferred stock.

The exchange and repurchase rights of our exchangeable debentures may be detrimental to Digital Realty Trust, Inc.’s stockholders or Digital Realty Trust, L.P.’s unitholders. As of December 31, 2010, Digital Realty Trust, L.P. had outstanding $88.8 million aggregate principal amount of the 2026 debentures. The 2026 debentures may under certain circumstances be exchanged for cash (up to the principal amount of the exchangeable debentures) and, with respect to any excess exchange value, into cash, shares of Digital Realty Trust, Inc.’s common stock or a combination of cash and shares of Digital Realty Trust, Inc.’s common stock. The exchange rate of the 2026 debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on Digital Realty Trust, Inc.’s common stock in excess of $0.265 per share per quarter, the issuance of certain rights, options or warrants to holders of Digital Realty Trust, Inc.’s common stock, subdivisions or combinations of Digital Realty Trust, Inc.’s common stock, certain distributions of assets, debt securities, capital stock or cash to holders of Digital Realty Trust, Inc.’s common stock and certain tender or exchange offers. The 2026 debentures are redeemable at our option for cash at any time on or after August 18, 2011 and are subject to repurchase for cash at the option of the holder on August 15 in the years 2011, 2016 and 2021, or upon the occurrence of certain events.

In addition, as of December 31, 2010, Digital Realty Trust, L.P. had outstanding $266.4 million aggregate principal amount of 5.50% Exchangeable Senior Debentures due 2029, which we refer to as the 2029 debentures. The 2029 debentures are exchangeable for Digital Realty Trust, Inc.’s common stock. The exchange rate of the 2029 debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on Digital Realty Trust, Inc.’s common stock in excess of $0.33 per share per quarter, the issuance of certain rights, options or warrants to holders of Digital Realty Trust, Inc.’s common stock, subdivisions or combinations of Digital Realty Trust, Inc.’s common stock, certain distributions of assets, debt securities, capital stock or cash to holders of Digital Realty Trust, Inc.’s common stock and certain tender or exchange offers. The 2029 debentures are redeemable at our option for cash at any time on or after April 18, 2014 and are subject to repurchase for cash at the option of the holder on April 15 in the years 2014, 2019 and 2024, or upon the occurrence of certain events.

If the 2026 debentures or 2029 debentures are not exchanged, the repurchase rights of holders of the exchangeable debentures may discourage or impede transactions that might otherwise be in the interest of Digital Realty Trust, Inc.’s stockholders or Digital Realty Trust, L.P.’s unitholders. Further, these exchange or repurchase rights might be triggered in situations where we need to conserve our cash reserves, in which event such repurchase might adversely affect us, Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.

Failure to hedge effectively against interest rate changes may adversely affect results of operations. We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Our policy is to use derivatives only to hedge interest rate risks related to our borrowings, not for speculative or trading purposes, and to enter into contracts only with major financial institutions based on their credit ratings and other factors. However, we may choose to change this policy in the future. Including loans currently subject to interest rate caps and swaps, approximately 88% of our total indebtedness as of December 31, 2010 was subject to fixed interest rates. We do not currently hedge our revolving credit facility and as our borrowings under our revolving credit facility increase, so will our percentage of indebtedness not subject to fixed rates and our exposure to interest rates increase. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

Volatility in and regulation of the commercial mortgage-backed securities market has limited and may continue to impact the pricing of secured debt. As a result of the recent crisis in the residential mortgage-backed securities markets, the recent global recession, and concerns over the ability to refinance or repay existing commercial mortgage-backed securities as they come due, liquidity previously provided by the commercial mortgage-backed securities and collateralized debt obligations markets has significantly decreased. In addition, the recently adopted Dodd-Frank Wall Street Reform and Consumer Protection Act imposes significant new regulations related to the mortgage-backed securities industry and market participants, which has contributed to uncertainty in the market. The volatility in the commercial mortgage-backed securities market could result in the following adverse effects on our incurrence of secured debt, which could have a materially negative impact on our financial condition, results of operations, cash flow and cash available for distribution:

•	higher loan spreads;

•	tighter loan covenants;

•	reduced loan to value ratios and resulting borrower proceeds; and

•	higher amortization and reserve requirements.

We have owned certain of our properties for a limited time.

We owned 96 properties at December 31, 2010, excluding two properties held as investments in unconsolidated joint ventures. All of our properties have been under our management for less than seven years, and we have owned 15 of the properties for less than one year at December 31, 2010. The properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential. We cannot assure you that the operating performance of the properties will not decline under our management. In addition, we have a limited history operating Turn-Key Datacenters® that we have developed or redeveloped. Because we generally cannot pass operating expenses (other than energy costs) on to our tenants in Turn-Key Datacenters®, if we incur operating expenses greater than we anticipated based on our limited operating history, our results of operations could be negatively impacted.

We may have difficulty managing our growth.

We have significantly and rapidly expanded the size of our company. For example, during 2010, we acquired 15 properties and we increased the number and size of our redevelopment activities. Our growth may significantly strain our management, operational and financial resources and systems. In addition, as a reporting company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The requirements of these rules and regulations will increase our accounting, legal and financial compliance costs and may strain our management and financial, legal and operational resources and systems. An inability to manage our growth effectively or the increased strain on our management of our resources and systems could result in deficiencies in our disclosure controls and procedures or our internal control over financial reporting and could negatively impact our cash available for distribution.

Tax protection provisions on certain properties could limit our operating flexibility.

We have agreed with the third-party contributors who contributed the direct and indirect interests in the 200 Paul Avenue 1-4 and 1100 Space Park Drive properties to indemnify them against adverse tax consequences if we were to sell, convey, transfer or otherwise dispose of all or any portion of these interests, in a taxable transaction, in these properties. However, we can sell these properties in a taxable transaction if we pay the contributors cash in the amount of their tax liabilities arising from the transaction and tax payments. The 200 Paul Avenue 1-4 and 1100 Space Park Drive properties represented 4.9% of our portfolio’s annualized rent as of December 31, 2010. These tax protection provisions apply for a period expiring on the earlier of November 3, 2013 and the date on which these contributors (or certain transferees) hold less than 25% of the units issued to them in connection with the contribution of these properties to us. Although it may be in the best interest of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders that we sell a property, it may be economically disadvantageous for us to do so because of these obligations. We have also agreed to make available for guarantee up to $17.8 million of debt for these contributors. We agreed to these provisions in order to assist these contributors in preserving their tax position after their contributions.

Potential losses may not be covered by insurance.

We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our portfolio under various insurance policies. We select policy specifications and insured limits which we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses such as loss from riots, terrorist threats, war or nuclear reaction. Most of our policies, like those covering losses due to floods, are insured subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. A large portion of the properties we own are located in California, an area especially subject to earthquakes. Together, these properties represented approximately 29% of our portfolio’s annualized rent as of December 31, 2010. While we carry earthquake insurance on our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.

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

We compete with numerous developers, owners and operators of real estate and datacenters, many of which own properties similar to ours in the same markets in which our properties are located, including DuPont Fabros Technology, Inc., CoreSite Realty Corporation and various local developers in the U.S., and Global Switch, Sentrum and various regional operators in Europe and Asia. In addition, we may in the future face competition from new entrants into the datacenter market, including new entrants who may acquire our current competitors. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources and more ready access to capital which allow them to respond more quickly to new or changing opportunities. If our competitors offer space that our tenants or potential tenants perceive to be superior to ours based on numerous factors, including available power, security considerations, location, or connectivity, or if they offer rental rates below current market rates, or below the rental rates we are offering, we may lose tenants or potential tenants or be required to incur costs to improve our properties or reduce our rental rates. In addition, recently many of our competitors have developed or redeveloped additional datacenter space. If the supply of datacenter space continues to increase as a result of these activities or otherwise, rental rates may be reduced or we may face delays in leasing or be unable to lease our vacant space, including space that we develop or redevelop.

Further, if tenants or potential tenants desire services that we do not offer, we may not be able to lease our space to those tenants. Our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

We currently, and may in the future, co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In that event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic, tax or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Our joint venture partners may take actions that are not within our control, which would require us to dispose of the joint venture asset or transfer it to a taxable REIT subsidiary in order for Digital Realty Trust, Inc. to maintain its status as a REIT. Such investments may also lead to impasses, for example, as to whether to sell a property, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our day-to-day business. Consequently, actions by or disputes with partners or co-venturers may subject properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Finally, we may share information with our third-party partners or co-venturers. Each of these factors may result in returns on these investments being less than we expect or in losses and our financial and operating results may be adversely affected.

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts of key personnel of our company, particularly Michael Foust, Digital Realty Trust, Inc.’s Chief Executive Officer, A. William Stein, Digital Realty Trust, Inc.’s Chief Financial Officer and Chief Investment Officer and Scott Peterson, Digital Realty Trust, Inc.’s Chief Acquisitions Officer. They are important to our success for many reasons, including that each has a national or regional reputation in our industry and the investment community that attracts investors and business and investment opportunities and assists us in negotiations with investors, lenders, existing and potential tenants and industry personnel. If we lost their services, our business and investment opportunities and our relationships with lenders and other capital markets participants, existing and prospective tenants and industry personnel could suffer. Many of our company’s other senior employees also have strong technology, finance and real estate industry reputations. As a result, we have greater access to potential acquisitions, financing, leasing and other opportunities, and are better able to negotiate with tenants. As the number of our competitors increases, it becomes more likely that a competitor would attempt to hire certain of these individuals away from our company. The loss of any of these key personnel would result in the loss of these and other benefits and could materially and adversely affect our results of operations.

Our properties may not be suitable for lease to datacenter or traditional technology office tenants without significant expenditures or renovations.

Because many of our properties contain tenant improvements installed at our tenants’ expense, they may be better suited for a specific corporate enterprise datacenter user or technology industry tenant and could require significant modification in order for us to re-lease vacant space to another corporate enterprise datacenter user or technology industry tenant. The tenant improvements may also become outdated or obsolete as the result of technological change, the passage of time or other factors. In addition, our redevelopment space will generally require substantial improvement to be suitable for datacenter use. For the same reason, our properties also may not be suitable for lease to traditional office tenants without significant expenditures or renovations. As a result, we may be required to invest significant amounts or offer significant discounts to tenants in order to lease or re-lease that space, either of which could adversely affect our financial and operating results.

Ownership of properties located outside of the United States subjects us to foreign currency and related risks which may adversely impact our ability to make distributions.

We owned 16 properties located outside of the United States at December 31, 2010. In addition, we are currently considering, and will in the future consider, additional international acquisitions.

The ownership of properties located outside of the United States subjects us to risk from fluctuations in exchange rates between foreign currencies and the U.S. dollar. We expect that our principal foreign currency exposure will be to the British Pound and the Euro. Changes in the relation of these currencies to the U.S. dollar will affect our revenues and operating margins, may materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt obligations.

We may attempt to mitigate some or all of the risk of currency fluctuation by financing our properties in the local currency denominations, although we cannot assure you that we will be able to do so or that this will be effective. We may also engage in direct hedging activities to mitigate the risks of exchange rate fluctuations, although we cannot assure you that we will be able to do so or that this will be effective.

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

We have acquired and developed, and may continue to acquire and develop, properties outside the United States. Our foreign operations involve risks not generally associated with investments in the United States, including:

•	our limited knowledge of and relationships with sellers, tenants, contractors, suppliers or other parties in these markets;

•	complexity and costs associated with managing international development, redevelopment and operations;

•	difficulty in hiring qualified management, sales and construction personnel and service providers in a timely fashion;

•	multiple, conflicting and changing legal, regulatory, entitlement and permitting, and tax and treaty environments;

•	exposure to increased taxation, confiscation or expropriation;

•	currency transfer restrictions and limitations on our ability to distribute cash earned in foreign jurisdictions to the United States;

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

We face risks with our international acquisitions associated with investing in unfamiliar markets.

We have acquired and may continue to acquire properties on a strategic and selective basis in international markets that are new to us. When we acquire properties located in these markets, we may face risks associated with a lack of market knowledge or understanding of the local economy and culture, forging new business relationships in the area and unfamiliarity with local government and permitting procedures, In addition, due diligence, transaction and structuring costs may be higher than those we may face in the United States. We work to mitigate such risks through extensive diligence and research and associations with experienced partners; however, we cannot assure you that all such risks will be eliminated.

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

Our new data centers require construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to our data centers is complex and involves factors outside of our control, including regulatory requirements and the availability of construction resources. If the establishment of highly diverse Internet connectivity to our data centers does not occur, is materially delayed or is discontinued, or is subject to failure, our operating results and cash flow may be materially adversely affected. Additionally, any hardware or fiber failures on this network may result in significant loss of connectivity to our data centers. This could negatively affect our ability to attract new tenants or retain existing tenants.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Because real estate investments are relatively illiquid and because there may be even fewer buyers for our specialized real estate, our ability to promptly sell properties in our portfolio in response to adverse changes in their performance may be limited, which may harm our financial condition. Further, Digital Realty Trust, Inc. is subject to provisions in the Code that limit a REIT’s ability to dispose of properties, which limitations are not applicable to other types of real estate companies. In addition, the parties who contributed the 200 Paul Avenue 1-4 and 1100 Space Park Drive properties to us would incur adverse tax consequences upon the sale of these properties. While Digital Realty Trust, Inc. has exclusive authority under Digital Realty Trust, L.P.’s limited partnership agreement to determine whether, when, and on what terms to sell a property, any such decision would require the approval of Digital Realty Trust, Inc.’s board of directors. See “Risks Related to Our Organizational Structure—Tax consequences upon sale or refinancing.” These limitations may affect our ability to sell properties. This lack of liquidity and the Code restrictions may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flow, cash available for distribution and ability to access capital necessary to meet our debt payments and other obligations.

We could incur significant costs related to government regulation and private litigation over environmental matters.

Under various laws relating to the protection of the environment, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances at that property, and may be required to investigate and clean up such contamination at or emanating from that property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Previous owners used some of our properties for industrial and retail purposes, so those properties may contain some level of environmental contamination. Fuel storage tanks are present at many of our properties, and if releases were to occur, we may be liable for the costs of cleaning any resulting contamination. The presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability or materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral.

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

Our properties and their uses often require permits from various government agencies, including permits related to zoning and land use, such as permits to operate data center facilities. Certain permits from state or local environmental regulatory agencies, including regulators of air quality, are usually required to install and operate diesel-powered generators, which provide emergency back-up power at some of our facilities. These permits often set emissions limits for certain air pollutants, including oxides of nitrogen. In addition, various federal, state, and local environmental, health and safety requirements, such as fire requirements and treated and storm water discharge requirements, apply to some of our properties. Changes to applicable regulations, such as air quality regulations, or the permit requirements for equipment at our facilities, could hinder or prevent our construction or operation of data center facilities.

Existing conditions at some of our properties may expose us to liability related to environmental matters.

Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of the properties in our portfolio. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey and the assessments may fail to reveal all environmental conditions, liabilities or compliance concerns. In addition, material environmental conditions, liabilities or compliance concerns may have arisen after these reviews were completed or may arise in the future. Future laws, ordinances or regulations may impose additional material environmental liability.

We cannot assure you that costs of future environmental compliance will not affect our ability to pay dividends to Digital Realty Trust, Inc.’s stockholders and distributions to Digital Realty Trust, L.P.’s unitholders or that such costs or other remedial measures will not have a material adverse effect on our business, assets or results of operations.

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

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. We have not conducted an audit or investigation of all of our properties to determine our compliance with the ADA. If one or more of the properties in our portfolio does not comply with the ADA, then we would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA and any other similar legislation, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

We may incur significant costs complying with other regulations.

The properties in our portfolio are subject to various federal, state and local regulations, such as state and local fire and life safety regulations. If we fail to comply with these various regulations, we may have to pay fines or private damage awards. In addition, we do not know whether existing regulations will change or whether future regulations will require us to make significant unanticipated expenditures that will materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations.

The conversion rights of Digital Realty Trust, Inc.’s convertible preferred stock may be detrimental to holders of Digital Realty Trust, Inc.’s common stock.

Digital Realty Trust, Inc. has 6,999,955 shares of 4.375% series C cumulative convertible preferred stock, or the series C preferred stock, and 13,787,300 shares of 5.500% series D cumulative convertible preferred stock, or the series D preferred stock, outstanding. The convertible preferred stock may be converted into shares of Digital Realty Trust, Inc. common stock subject to certain conditions. The initial conversion rate for the series C preferred stock is 0.5164 shares of Digital Realty Trust, Inc. common stock per $25.00 liquidation preference, which is equivalent to an initial conversion price of $48.41 per share of Digital Realty Trust, Inc. common stock. Effective September 13, 2010, the conversion rate for the series C preferred stock was adjusted to 0.5290 shares of common stock per $25.00 liquidation preference, which is equivalent to a conversion price of $47.26 per share of Digital Realty Trust, Inc. common stock, as a result of the aggregate dividends in excess of the reference dividend that Digital Realty Trust, Inc. declared and paid on its common stock beginning with the quarter ended March 31, 2010 and through the quarter ended September 30, 2010. The initial conversion rate for the series D preferred stock is 0.5955 shares of Digital Realty Trust, Inc. common stock per $25.00 liquidation preference, which is equivalent to an initial conversion price of $41.98 per share of Digital Realty Trust, Inc. common stock. Effective June 11, 2010, the conversion rate for the series D preferred stock was adjusted to 0.6030 shares of common stock per $25.00 liquidation preference, which is equivalent to a conversion price of $41.46 per share of Digital Realty Trust, Inc. common stock, as a result of the aggregate dividends in excess of the reference dividend that Digital Realty Trust, Inc. declared and paid on its common stock beginning with the quarter ended December 31, 2008 and through the quarter ended June 30, 2010. The conversion rates for the convertible preferred stock are subject to adjustment upon the occurrence of specified events, including, but not limited to, increases in dividends on Digital Realty Trust, Inc. common stock, the issuance of certain rights, options or warrants to holders of Digital Realty Trust, Inc. common stock, subdivisions or combinations of Digital Realty Trust, Inc. common stock, certain distributions of assets, debt securities, capital stock or cash to holders of Digital Realty Trust, Inc. common stock and certain tender or exchange offers.

In addition, on or prior to April 10, 2014 (in the case of the series C preferred stock) or February 6, 2015 (in the case of the series D preferred stock) in the event of a fundamental change when the applicable price of Digital Realty Trust, Inc. common stock is less than $40.34 per share (in the case of the series C preferred stock) or $35.73 per share (in the case of the series D preferred stock), then holders of shares of the series C preferred stock and the series D preferred stock will have a special right to convert some or all of their series of preferred stock into a number of shares of Digital Realty Trust, Inc. common stock per $25.00 liquidation preference equal to such liquidation preference, plus an amount equal to accrued and unpaid dividends to, but not including, the fundamental change conversion date, divided by 98% of the market price of Digital Realty Trust, Inc. common stock. In the event that holders of shares of the convertible preferred stock exercise this special conversion right, Digital Realty Trust, Inc. has the right to repurchase for cash all or any part of the convertible preferred stock as to which the conversion right was exercised at a repurchase price equal to 100% of the liquidation preference of the convertible preferred stock to be repurchased plus an amount equal to accrued and unpaid dividends to, but not including, the fundamental change conversion date.

The conversion of the convertible preferred stock for Digital Realty Trust, Inc. common stock would dilute stockholder ownership in Digital Realty Trust, Inc. and unitholder ownership in Digital Realty Trust, L.P., and could adversely affect the market price of Digital Realty Trust, Inc. common stock and could impair our ability to raise capital through the sale of additional equity securities. Any adjustments increasing the conversion rates of the convertible preferred stock would exacerbate their dilutive effect. Further, the fundamental change conversion rights might be triggered in situations where we need to conserve our cash reserves, which may limit our ability to repurchase the shares of convertible preferred stock in lieu of conversion.

Our POD Architecture Services® business is subject to risks particular to third-party construction projects.

Our POD Architecture Services® business is new and we only have limited experience in providing design and construction services to third parties. By providing these design and construction services to third parties, we become subject to a variety of risks unique to these activities. If construction costs of a project exceed original estimates, such costs may have to be absorbed by us, which would make the project less profitable than originally estimated, or possibly not profitable at all. A construction project may be delayed due to government or regulatory approvals, supply shortages, or other events and circumstances beyond our control, or the time required to complete a construction project may be greater than originally anticipated. In addition, we may be liable for any injuries or damage that arise from worksite accidents, or from the design or construction of the datacenters we build. If any such excess costs, project delays or liabilities were to be material, such events may adversely effect our financial condition, results of operations and cash available for distribution.

Risks Related to Our Organizational Structure

Digital Realty Trust, Inc.’s duty to its stockholders may conflict with the interests of Digital Realty Trust, L.P.’s unitholders.

Conflicts of interest may exist or could arise in the future as a result of the relationships between Digital Realty Trust, Inc. and its affiliates, on the one hand, and our operating partnership or any partner thereof, on the other. Digital Realty Trust, Inc.’s directors and officers have duties to Digital Realty Trust, Inc. and its stockholders under Maryland law in connection with their management of our company. At the same time, Digital Realty Trust, Inc., as general partner, has fiduciary duties under Maryland law to our operating partnership and to the limited partners in connection with the management of our operating partnership. Digital Realty Trust, Inc.’s duties as general partner to our operating partnership and its partners may come into conflict with the duties of Digital Realty Trust, Inc.’s directors and officers to Digital Realty Trust, Inc. and its stockholders. Under Maryland law, a general partner of a Maryland limited partnership owes its limited partners the duties of loyalty and care, which must be discharged consistently with the obligation of good faith and fair dealing, unless the partnership agreement provides otherwise. The partnership agreement of our operating partnership provides that for so long as Digital Realty Trust, Inc. owns a controlling interest in our operating partnership, any conflict that cannot be resolved in a manner not adverse to either Digital Realty Trust, Inc.’s stockholders or the limited partners will be resolved in favor of Digital Realty Trust, Inc.’s stockholders.

The provisions of Maryland law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict Digital Realty Trust, Inc.’s fiduciary duties.

Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders are also subject to the following additional conflicts of interest:

We may pursue less vigorous enforcement of terms of certain agreements because of conflicts of interest with GI Partners.

GI Partners Fund II, LLP, or GI Partners II, owns The tel(x) Group, an operator of “Meet-Me-Room” network interconnection facilities that leases 202,987 square feet from us under 31 lease agreements as of December 31, 2010. Richard Magnuson, the Chairman of Digital Realty Trust, Inc.’s board of directors, is and will continue to be the chief executive officer of the advisor to GI Partners II. Additionally, on August 3, 2010, GI Partners Fund III, LLP, or GI Partners III, acquired a controlling interest in SoftLayer Technologies, Inc., or SoftLayer, an on-demand data center services provider that leases 130,238 square feet from us under four lease agreements as of December 31, 2010. Richard Magnuson is and will continue to be the chief executive officer of the advisor to GI Partners III. In the future, we may enter into additional agreements with The tel(x) Group, SoftLayer or other companies owned by GI Partners II, GI Partners III or other GI Partners funds. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with GI Partners funds and Mr. Magnuson.

Tax consequences upon sale or refinancing. Sales of properties and repayment of certain indebtedness will affect holders of common units in our operating partnership and Digital Realty Trust, Inc.’s stockholders differently. The parties who contributed the 200 Paul Avenue 1-4 and 1100 Space Park Drive properties to our operating partnership would incur adverse tax consequences upon the sale of these properties and on the repayment of related debt which differ from the tax consequences to Digital Realty Trust, Inc. and its stockholders. Consequently, these holders of common units in our operating partnership may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. While Digital Realty Trust, Inc. has exclusive authority under the limited partnership agreement of our operating partnership to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, any such decision would require the approval of Digital Realty Trust, Inc.’s board of directors. Certain of Digital Realty Trust, Inc.’s directors and executive officers could exercise their influence in a manner inconsistent with the interests of some, or a majority, of Digital Realty Trust, Inc.’s stockholders, including in a manner which could prevent completion of a sale of a property or the repayment of indebtedness.

Digital Realty Trust, Inc.’s charter, Digital Realty Trust, L.P.’s partnership agreement and Maryland law contain provisions that may delay, defer or prevent a change of control transaction.

Digital Realty Trust, Inc.’s charter and the articles supplementary with respect to the preferred stock contain 9.8% ownership limits. Digital Realty Trust, Inc.’s charter, subject to certain exceptions, authorizes the company’s directors to take such actions as are necessary and desirable to preserve the company’s qualification as a REIT and to limit any person to actual or constructive ownership of no more than 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of the company’s common stock, 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of any series of preferred stock and 9.8% of the value of the company’s outstanding capital stock. Digital Realty Trust, Inc.’s board of directors, in its sole discretion, may exempt (prospectively or retroactively) a proposed transferee from the ownership limit. However, Digital Realty Trust, Inc.’s board of directors may not grant an exemption from the ownership limit to any proposed transferee whose direct or indirect ownership of more than 9.8% of the outstanding shares of the company’s common stock, more than 9.8% of the outstanding shares of any series of preferred stock or more than 9.8% of the value of the company’s outstanding capital stock could jeopardize the company’s status as a REIT. These restrictions on transferability and ownership will not apply if Digital Realty Trust, Inc.’s board of directors determines that it is no longer in the company’s best interests to attempt to qualify, or to continue to qualify, as a REIT. The ownership limit may delay, defer or prevent a transaction or a change of control that might be in the best interest of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.

Digital Realty Trust, L.P.’s partnership agreement contains provisions that may delay, defer or prevent a change of control transaction. Digital Realty Trust, L.P.’s partnership agreement provides that Digital Realty Trust, Inc. may not engage in any merger, consolidation or other combination with or into another person, any sale of all or substantially all of its assets or any reclassification, recapitalization or change of its outstanding equity interests unless the transaction is approved by the holders of common units and long term incentive units representing at least 35% of the aggregate percentage interests of all holders of common units and long-term incentive units and either:

•

all limited partners will receive, or have the right to elect to receive, for each common unit an amount of cash, securities or other property equal to the product of the number of shares of Digital Realty Trust, Inc. common stock into which a common unit is then exchangeable and the greatest amount of cash, securities or other property paid in consideration of each share of Digital Realty Trust, Inc. common stock in connection with the transaction (provided that, if, in connection with the transaction, a purchase, tender or exchange offer is made to and accepted by the holders of more than 50% of the shares of Digital Realty Trust, Inc. common stock, each holder of common units will receive, or have the right to elect to receive, the greatest amount of cash, securities or other property which such holder would have received if it exercised its right to redemption and received shares of Digital Realty Trust, Inc. common stock in exchange for its common units immediately prior to the expiration of such purchase, tender or exchange offer and thereupon accepted such purchase, tender or exchange offer and the transaction was then consummated); or

•	the following conditions are met:

•

substantially all of the assets directly or indirectly owned by the surviving entity in the transaction are held directly or indirectly by Digital Realty Trust, L.P. or another limited partnership or limited liability company which is the survivor of a merger, consolidation or combination of assets with Digital Realty Trust, L.P., or the surviving partnership;

•

the holders of common units and long-term incentive units own a percentage interest of the surviving partnership based on the relative fair market value of Digital Realty Trust, L.P.’s net assets and the other net assets of the surviving partnership immediately prior to the consummation of such transaction;

•

the rights, preferences and privileges of the holders of interests in the surviving partnership are at least as favorable as those in effect immediately prior to the consummation of such transaction and as those applicable to any other limited partners or non-managing members of the surviving partnership; and

•

the rights of the limited partners or non-managing members of the surviving partnership include at least one of the following: (i) the right to redeem their interests in the surviving partnership for the consideration available to such persons pursuant to Digital Realty Trust, L.P.’s partnership agreement; or (ii) the right to redeem their interests for cash on terms equivalent to those in effect with respect to their common units immediately prior to the consummation of such transaction (or, if the ultimate controlling person of the surviving partnership has publicly traded common equity securities, for such common equity securities, with an exchange ratio based on the determination of relative fair market value of such securities and the shares of Digital Realty Trust, Inc. common stock).

These provisions may discourage others from trying to acquire control of Digital Realty Trust, Inc. and may delay, defer or prevent a change of control transaction that might be beneficial to Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.

Digital Realty Trust, Inc. could increase or decrease the number of authorized shares of stock and issue stock without stockholder approval. Digital Realty Trust, Inc.’s charter authorizes the company’s board of directors, without stockholder approval, to amend the charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, to issue authorized but unissued shares of the company’s common stock or preferred stock and, subject to the voting rights of holders of preferred stock, to classify or reclassify any unissued shares of the company’s common stock or preferred stock and to set the preferences, rights and other terms of such classified or reclassified shares. Although Digital Realty Trust, Inc.’s board of directors has no such intention at the present time, it could establish a class or series of preferred stock that could, depending on the terms of such class or series, delay, defer or prevent a transaction or a change of control that might be in the best interest of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.

Certain provisions of Maryland law could inhibit changes in control. Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of impeding a third party from making a proposal to acquire Digital Realty Trust, Inc. or of impeding a change of control under circumstances that otherwise could be in the best interests of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders, including:

•

“business combination” provisions that, subject to limitations, prohibit certain business combinations between Digital Realty Trust, Inc. and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of the company’s outstanding shares of voting stock or an affiliate or associate of the company who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the company’s then outstanding shares of stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and supermajority voting requirements on these combinations; and

•

“control share” provisions that provide that “control shares” of Digital Realty Trust, Inc. (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by the company’s stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

Digital Realty Trust, Inc. has opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of its board of directors, and in the case of the control share provisions of the MGCL pursuant to a provision in its bylaws. However, Digital Realty Trust, Inc.’s board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and the company may, by amendment to its bylaws, opt in to the control share provisions of the MGCL in the future.

The provisions of Digital Realty Trust, Inc.’s charter on removal of directors and the advance notice provisions of the bylaws could delay, defer or prevent a transaction or a change of control of the company that might be in the best interest of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders. Likewise, if Digital Realty Trust, Inc.’s board of directors were to opt in to the business combination provisions of the MGCL or the provisions of Title 3, Subtitle 8 of the MGCL not currently applicable to the company, or if the provision in the company’s bylaws opting out of the control share acquisition provisions of the MGCL were rescinded, these provisions of the MGCL could have similar anti-takeover effects.

Digital Realty Trust, Inc.’s board of directors may change our investment and financing policies without stockholder approval or approval of Digital Realty Trust, L.P.’s other partners and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Digital Realty Trust, Inc.’s board of directors adopted a policy limiting our indebtedness to 60% of our total enterprise value. Our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), excluding options issued under our incentive award plan, plus the aggregate value of Digital Realty Trust, L.P. units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc. common stock and excluding long-term incentive units and Class C units), plus the liquidation preference of Digital Realty Trust, Inc.’s outstanding preferred stock, plus the book value of our total consolidated indebtedness. However, the organizational documents of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Digital Realty Trust, Inc.’s board of directors may alter or eliminate our current policy on borrowing at any time without stockholder or unitholder approval. If this policy changed, we could become more highly leveraged which could result in an increase in our debt service and which could materially adversely affect our cash flow and our ability to pay dividends to Digital Realty Trust, Inc.’s stockholders or distributions to Digital Realty Trust, L.P.’s unitholders. Higher leverage also increases the risk of default on our obligations.

Digital Realty Trust, Inc.’s rights and the rights of its stockholders to take action against its directors and officers are limited.

Maryland law provides that Digital Realty Trust, Inc.’s directors have no liability in their capacities as directors if they perform their duties in good faith, in a manner they reasonably believe to be in the company’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, Digital Realty Trust, Inc.’s charter limits the liability of the company’s directors and officers to the company and its stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, Digital Realty Trust, Inc.’s charter authorizes the company to obligate itself, and the company’s bylaws require it, to indemnify the company’s directors and officers for actions taken by them in those capacities and to pay or reimburse their reasonable expenses in advance of final disposition of a proceeding to the maximum extent permitted by Maryland law and the company has entered into indemnification agreements with its officers and directors. As a result, Digital Realty Trust, Inc. and its stockholders may have more limited rights against its directors and officers than might otherwise exist under common law. Accordingly, in the event that actions taken in good faith by any of Digital Realty Trust, Inc.’s directors or officers impede the performance of the company, the company’s stockholders’ ability to recover damages from that director or officer will be limited.

Risks Related to Digital Realty Trust, Inc.’s Status as a REIT

Failure to qualify as a REIT would have significant adverse consequences to Digital Realty Trust, Inc. and its stockholders and to Digital Realty Trust, L.P. and its unitholders.

Digital Realty Trust, Inc. has operated and intends to continue operating in a manner that it believes will allow it to qualify as a REIT for federal income tax purposes under the Code. Digital Realty Trust, Inc. has not requested and does not plan to request a ruling from the IRS that it qualifies as a REIT. If Digital Realty Trust, Inc. loses its REIT status, it will face serious tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to its preferred stockholders or make distributions to its common stockholders, for each of the years involved because:

•	Digital Realty Trust, Inc. would not be allowed a deduction for dividends paid to stockholders in computing its taxable income and would be subject to federal income tax at regular corporate rates;

•	Digital Realty Trust, Inc. also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•

unless Digital Realty Trust, Inc. is entitled to relief under applicable statutory provisions, it could not elect to be taxed as a REIT for four taxable years following the year during which it was disqualified.

In addition, if Digital Realty Trust, Inc. fails to qualify as a REIT, it will not be required to make distributions to stockholders, and accordingly, distributions Digital Realty Trust, L.P. makes to its unitholders could be similarly reduced. As a result of all these factors, Digital Realty Trust, Inc.’s failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and would materially adversely affect the value of Digital Realty Trust, Inc.’s stock and Digital Realty Trust, L.P.’s units. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Code is greater in the case of a REIT that, like Digital Realty Trust, Inc., holds its assets through a partnership. Digital Realty Trust, Inc.’s ability to qualify as a REIT may be affected by facts and circumstances that are not entirely within its control. In order to qualify as a REIT, Digital Realty Trust, Inc. must satisfy a number of requirements, including requirements regarding the composition of its assets and a requirement that at least 95% of its gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, Digital Realty Trust, Inc. must make distributions to stockholders aggregating annually at least 90% of its net taxable income, excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially adversely affect its investors, its ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

Even if Digital Realty Trust, Inc. qualifies as a REIT for federal income tax purposes, it may be subject to some federal, state and local taxes on its income or property and, in certain cases, a 100% penalty tax, in the event it sells property as a dealer. In addition, our domestic corporate subsidiary, Digital Services, Inc., which is a taxable REIT subsidiary of Digital Realty Trust, Inc., could be subject to federal and state taxes, and our foreign properties and companies are subject to tax in the jurisdictions in which they operate and are located.

To maintain Digital Realty Trust, Inc.’s REIT status, we may be forced to borrow funds during unfavorable market conditions.

To qualify as a REIT, Digital Realty Trust, Inc. generally must distribute to its stockholders at least 90% of its net taxable income each year, excluding capital gains, and Digital Realty Trust, Inc. will be subject to regular corporate income taxes to the extent that it distributes less than 100% of its net taxable income each year. In addition, Digital Realty Trust, Inc. will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by Digital Realty Trust, Inc. in any calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years.

While historically Digital Realty Trust, Inc. has satisfied these distribution requirements by making cash distributions to its stockholders, a REIT is permitted to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, its own stock. Assuming Digital Realty Trust, Inc. continues to satisfy these distributions requirements with cash, we may need to borrow funds for Digital Realty Trust, Inc. to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

Digital Realty Trust, Inc. may in the future choose to pay dividends in its own stock, in which case its stockholders may be required to pay tax in excess of the cash they receive.

Digital Realty Trust, Inc. may in the future elect to distribute taxable dividends that are partially payable in cash and partially payable in its stock. Up to 90% of any such taxable dividend with respect to calendar years 2008 through 2011, and in some cases declared as late as December 31, 2012, may be payable in Digital Realty Trust, Inc.’s stock if certain requirements are met. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of Digital Realty Trust, Inc.’s current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of Digital Realty Trust, Inc.’s stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, Digital Realty Trust, Inc. may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of Digital Realty Trust, Inc.’s stockholders determine to sell shares of the company’s stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of the company’s stock.

The power of Digital Realty Trust, Inc.’s board of directors to revoke Digital Realty Trust, Inc.’s REIT election without stockholder approval may cause adverse consequences to Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.

Digital Realty Trust, Inc.’s charter provides that its board of directors may revoke or otherwise terminate its REIT election, without the approval of its stockholders, if it determines that it is no longer in Digital Realty Trust, Inc.’s best interests to continue to qualify as a REIT. If Digital Realty Trust, Inc. ceases to qualify as a REIT, it would become subject to U.S. federal income tax on its taxable income and it would no longer be required to distribute most of its taxable income to its stockholders and accordingly, distributions Digital Realty Trust, L.P. makes to its unitholders could be similarly reduced.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	the impact of the recent deterioration in global economic, credit and market conditions;

•	current local economic conditions in our geographic markets;

•	decreases in information technology spending, including as a result of economic slowdowns or recession;

•	adverse economic or real estate developments in our industry or the industry sectors that we sell to (including risks relating to decreasing real estate valuations and impairment charges);

•	our dependence upon significant tenants;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	defaults on or non-renewal of leases by tenants;

•	our failure to obtain necessary debt and equity financing;

•	increased interest rates and operating costs;

•

risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements;

•	financial market fluctuations;

•	changes in foreign currency exchange rates;

•	our inability to manage our growth effectively;

•	difficulty acquiring or operating properties in foreign jurisdictions;

•	our failure to successfully integrate and operate acquired or redeveloped properties;

•	risks related to joint venture investments, including as a result of our lack of control of such investments;

•	delays or unexpected costs in development or redevelopment of properties;

•	decreased rental rates or increased vacancy rates;

•	increased competition or available supply of data center space;

•	our inability to successfully develop and lease new properties and space held for redevelopment;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our inability to acquire off-market properties;

•	our inability to comply with the rules and regulations applicable to reporting companies;

•	Digital Realty Trust, Inc.’s failure to maintain its status as a REIT;

•	possible adverse changes to tax laws;

•	restrictions on our ability to engage in certain business activities;

•	environmental uncertainties and risks related to natural disasters;

•	losses in excess of our insurance coverage;

•	changes in foreign laws and regulations, including those related to taxation and real estate ownership and operation; and

•	changes in local, state and federal regulatory requirements, including changes in real estate and zoning laws and increases in real property tax rates.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report, including under Part I, Item 1A, Risk Factors. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. While forward-looking statements reflect our good faith beliefs, they are not guaranties of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our Portfolio

As of December 31, 2010, we owned 96 properties, excluding two properties held as investments in unconsolidated joint ventures. These properties are mainly located throughout the U.S., with 14 properties located in Europe, one property in Asia and one property in Canada, and contain a total of approximately 16.8 million rentable square feet, including 2.2 million square feet held for redevelopment. The following table presents an overview of our portfolio of properties, excluding the two properties held as investments in unconsolidated joint ventures, based on information as of December 31, 2010. All properties are held in fee simple except as otherwise indicated. Please refer to note 7 in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of all applicable encumbrances as of December 31, 2010.

Property(1)	Acquisition date	Metropolitan Area	Net Rentable Square Feet Excluding Redevelopment Space(2)	Redevelopment Space(3)	Annualized Rent ($000)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot ($)(6)
Internet Gateways
350 East Cermak Road	May-05	Chicago	1,129,226	4,513	62,780	96.8%	57.41
365 Main Street	Jul-10	San Francisco	226,981	—	26,146	84.9%	135.66
200 Paul Avenue 1-4	Nov-04	San Francisco	494,120	33,560	26,080	96.6%	54.63
120 E. Van Buren Street	Jul-06	Phoenix	254,497	33,017	21,196	97.3%	85.59
600 West Seventh Street	May-04	Los Angeles	482,089	7,633	18,201	95.8%	39.41
114 Rue Ambroise Croizat(8)	Dec-06	Paris, France	332,300	19,846	16,885	91.9%	55.28
111 8th Avenue(7)	Mar-07	New York/New Jersey	116,843	—	15,381	100.0%	131.64
2323 Bryan Street	Jan-02	Dallas	457,217	19,890	14,608	74.2%	43.07
1100 Space Park Drive	Nov-04	Silicon Valley	165,297	—	7,997	100.0%	48.38
600-780 S. Federal	Sep-05	Chicago	161,547	—	6,408	64.6%	61.39
36 NE 2nd Street	Jan-02	Miami	162,140	—	4,787	95.9%	30.80
6 Braham Street(9)	Jul-02	London, England	63,233	—	4,583	100.0%	72.48
900 Walnut Street	Aug-07	St. Louis	112,266	—	4,160	98.5%	37.63
125 North Myers	Aug-05	Charlotte	25,402	—	1,282	100.0%	50.47
731 East Trade Street	Aug-05	Charlotte	40,879	—	1,236	100.0%	30.24
113 North Myers	Aug-05	Charlotte	29,218	—	842	100.0%	28.82

			4,253,255	118,459	232,572	92.4%	59.19
Data Centers
2121 South Price Road	Jul-10	Phoenix	293,479	—	31,701	97.8%	110.40
128 First Avenue	Jan-10	Boston	274,750	—	21,630	99.6%	79.05
720 2nd Street	Jul-10	San Francisco	121,220	—	18,413	97.3%	156.19
43881 Devon Shafron Drive	Mar-07	Northern Virginia	180,000	—	18,336	98.5%	103.46
3 Corporate Place	Dec-05	New York/New Jersey	276,931	—	15,943	96.1%	59.89
43915 Devin Shafron Drive	Jan-00	Northern Virginia	123,051	9,229	14,886	100.0%	120.97
300 Boulevard East	Nov-02	New York/New Jersey	311,950	—	14,736	100.0%	47.24
2440 Marsh Lane	Jan-03	Dallas	135,250	—	14,249	100.0%	105.35
60 & 80 Merritt	Jan-10	New York/New Jersey	169,540	—	12,252	100.0%	72.27
833 Chestnut Street	Mar-05	Philadelphia	588,770	65,988	11,468	85.5%	22.77
2260 East El Segundo Boulevard	Jul-10	Los Angeles	132,240	—	10,849	100.0%	82.04
43791 Devin Shafron Drive	Mar-07	Northern Virginia	132,806	2,194	10,184	100.0%	76.68
55 Middlesex	Jan-10	Boston	106,000	—	10,061	87.9%	107.96
1350 Duane Avenue/3080 Raymond Street	Oct-09	Silicon Valley	185,000	—	9,708	100.0%	52.48

Property(1)	Acquisition date	Metropolitan Area	Net Rentable Square Feet Excluding Redevelopment Space(2)	Redevelopment Space(3)	Annualized Rent ($000)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot ($)(6)
3011 Lafayette Street	Jan-07	Silicon Valley	90,780	—	9,658	100.0%	106.39
Unit 9, Blanchardstown Corporate Park(8)	Dec-06	Dublin, Ireland	111,691	8,309	8,898	99.0%	80.46
1500 Space Park Drive	Sep-07	Silicon Valley	51,615	—	8,790	100.0%	170.30
Clonshaugh Industrial Estate II(8)	Feb-06	Dublin, Ireland	124,500	—	8,692	100.0%	69.82
1525 Comstock Street	Sep-07	Silicon Valley	42,385	—	8,682	100.0%	204.84
4025 Midway Road	Jan-06	Dallas	90,058	10,532	8,497	100.0%	94.35
365 S. Randolphville Road	Feb-08	New York/New Jersey	77,085	187,707	8,833	74.5%	153.75
2055 East Technology Circle(11)	Oct-06	Phoenix	76,350	—	7,785	100.0%	101.96
11830 Webb Chapel Road	Aug-04	Dallas	365,647	—	7,367	96.6%	20.86
Mundells Roundabout(9)	Apr-07	London, England	113,464	—	7,285	100.0%	64.21
375 Riverside Parkway	Jun-03	Atlanta	248,268	1,923	7,209	100.0%	29.04
2045 & 2055 LaFayette Street	May-04	Silicon Valley	300,000	—	6,840	100.0%	22.80
Cressex 1(9)	Dec-07	London, England	50,847	—	6,676	100.0%	131.30
150 South First Street	Sep-04	Silicon Valley	179,761	—	6,650	98.3%	37.64
3 St. Anne’s Boulevard(9)	Dec-07	London, England	62,143	34,241	6,208	46.9%	212.84
4030-4050 La Fayette	Jul-10	Northern Virginia	103,029	42,374	6,121	100.0%	59.41
14901 FAA Boulevard	Jun-06	Dallas	263,700	—	4,817	100.0%	18.27
2334 Lundy Place	Dec-02	Silicon Valley	130,752	—	4,784	100.0%	36.59
1232 Alma Road	Sep-09	Dallas	88,248	17,478	4,415	81.1%	61.68
45901 & 45845 Nokes Boulevard	Dec-09	Northern Virginia	167,160	—	4,347	100.0%	26.01
1201 Comstock Street	Jun-08	Silicon Valley	24,000	—	4,335	100.0%	180.63
44470 Chillum Place	Feb-07	Northern Virginia	95,440	—	4,206	100.0%	44.07
12001 North Freeway	Apr-06	Houston	280,483	20,222	4,019	75.4%	18.99
115 Second Avenue	Oct-05	Boston	66,730	—	3,540	100.0%	53.05
2401 Walsh Street	Jun-05	Silicon Valley	167,932	—	3,509	100.0%	20.90
8534 Concord Center Drive	Jun-05	Denver	85,660	—	3,463	100.0%	40.43
2950 Zanker Road	Aug-10	Silicon Valley	69,700	—	2,884	100.0%	41.38
4849 Alpha Road	Apr-04	Dallas	84,552	40,986	2,860	100.0%	33.83
21110 Ridgetop Circle	Jan-07	Northern Virginia	135,513	—	2,739	100.0%	20.21
21561 & 21571 Beaumeade Circle	Dec-09	Northern Virginia	164,453	—	2,682	100.0%	16.31
1807 Michael Faraday Court	Oct-06	Northern Virginia	19,237	—	2,613	100.0%	135.83
Naritaweg 52(8)(10)	Dec-07	Amsterdam, Netherlands	63,260	—	2,596	100.0%	41.04
210 N. Tucker Boulevard	Aug-07	St. Louis	153,588	48,000	2,420	80.0%	19.69

Property(1)	Acquisition date	Metropolitan Area	Net Rentable Square Feet Excluding Redevelopment Space(2)	Redevelopment Space(3)	Annualized Rent ($000)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot ($)(6)
200 North Nash Street	Jun-05	Los Angeles	113,606	—	2,374	100.0%	20.90
1725 Comstock Street	Jan-00	Silicon Valley	39,643	—	2,177	38.6%	142.23
Paul van Vlissingenstraat 16(8)	Aug-05	Amsterdam, Netherlands	77,472	35,000	2,172	58.8%	47.69
2403 Walsh Street	Jun-05	Silicon Valley	103,940	—	2,172	100.0%	20.90
Manchester Technopark(9)	Jun-08	Manchester, England	38,016	—	1,982	100.0%	52.14
4700 Old Ironsides Drive	Jun-05	Silicon Valley	90,139	—	1,884	100.0%	20.90
444 Toyama Drive	Sep-09	Silicon Valley	42,083	—	1,777	100.0%	42.23
4650 Old Ironsides Drive	Jun-05	Silicon Valley	84,383	—	1,763	100.0%	20.89
7505 Mason King Court	Nov-08	Northern Virginia	109,650	—	1,735	100.0%	15.82
29A International Business Park(13)	Nov-10	Singapore	61,578	308,922	1,674	16.8%	162.01
Chemin de l’Epinglier 2(8)	Nov-05	Geneva, Switzerland	59,190	—	1,646	100.0%	27.81
3015 Winona Avenue	Dec-04	Los Angeles	82,911	—	1,640	100.0%	19.78
251 Exchange Place	Nov-05	Northern Virginia	70,982	—	1,593	100.0%	22.44
6800 Millcreek Drive	Apr-06	Toronto, Canada	83,758	—	1,576	100.0%	18.82
900 Dorothy Drive	Aug-10	Dallas	56,176	—	1,475	100.0%	26.26
43831 Devin Shafron Drive	Mar-07	Northern Virginia	117,071	—	1,472	100.0%	12.57
3300 East Birch Street	Aug-03	Los Angeles	68,807	—	1,458	100.0%	21.19
Clonshaugh Industrial Estate I(8)	Feb-06	Dublin, Ireland	20,000	—	1,445	100.0%	72.25
1125 Energy Park Drive	Mar-05	Minneapolis/St. Paul	112,827	—	1,437	100.0%	12.74
101 Aquila Way	Apr-06	Atlanta	313,581	—	1,411	100.0%	4.50
Gyroscoopweg 2E-2F(8)	Jul-06	Amsterdam, Netherlands	55,585	—	1,177	100.0%	21.17
8100 Boone Boulevard(7)	Oct-06	Northern Virginia	17,015	—	931	100.0%	54.72
600 Winter Street	Sep-06	Boston	30,400	—	810	100.0%	26.64
2300 NW 89th Place	Sep-06	Miami	64,174	—	635	100.0%	9.89
7620 Metro Center Drive	Dec-05	Austin	45,000	—	605	100.0%	13.44
3065 Gold Camp Drive	Oct-04	Sacramento	62,957	—	280	21.1%	21.04
1 St. Anne’s Boulevard(9)	Dec-07	London, England	20,219	—	266	100.0%	13.16
905 Security Row	Sep-09	Dallas	—	249,657	—	0.0%	—
1400 N. Bowser Road	Sep-09	Dallas	—	246,940	—	0.0%	—
800 Central Expressway	Aug-10	Silicon Valley	—	150,000	—	0.0%	—
650 Randolph Road	Jun-08	New York/New Jersey	—	127,790	—	0.0%	—
900 Quality Way	Sep-09	Dallas	—	112,253	—	0.0%	—
7500 Metro Center Drive	Dec-05	Austin	—	74,962	—	0.0%	—

Property(1)	Acquisition date	Metropolitan Area	Net Rentable Square Feet Excluding Redevelopment Space(2)	Redevelopment Space(3)	Annualized Rent ($000)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot ($)(6)
Cateringweg 5(8)	Jun-10	Amsterdam, Netherlands	—	55,972	—	0.0%	—
3105 and 3115 Alfred Street	May-10	Silicon Valley	—	49,858	—	0.0%	—
904 Quality Way	Sep-09	Dallas	—	46,750	—	0.0%	—
1301 International Parkway	Sep-09	Dallas	—	20,500	—	0.0%	—

			9,220,181	1,967,787	438,403	95.0%	50.07
Technology Manufacturing
34551 Ardenwood Boulevard 1-4	Jan-03	Silicon Valley	307,657	—	9,077	100.0%	29.50
47700 Kato Road & 1055 Page Avenue	Sep-03	Silicon Valley	183,050	—	4,025	100.0%	21.99
2010 East Centennial Circle(12)	May-03	Phoenix	113,405	—	2,852	100.0%	25.15
2 St. Anne’s Boulevard	Dec-07	London, England	—	30,612	—	0.0%	—

			604,112	30,612	15,954	100.0%	26.41
Technology Office
100 & 200 Quannapowitt Parkway	Jun-04	Boston	336,966	49,990	6,750	100.0%	20.03
1 Savvis Parkway	Aug-07	St. Louis	156,000	—	2,644	100.0%	16.95
908 Quality Way	Sep-09	Dallas	14,400	—	24	100.0%	1.67

			507,366	49,990	9,418	100.0%	18.56

Portfolio Total/Weighted Average			14,584,914	2,166,848	$696,347	94.6%	50.48

(1)	We have categorized the properties in our portfolio by their principal use based on annualized rent. However, many of our properties support multiple uses.
(2)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease based on engineering drawings. Net rentable square feet includes tenants’ proportional share of common areas but excludes space held for redevelopment.
(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership or tenants and requires a large capital investment in order to build out the space.
(4)	Annualized rent represents the monthly contractual rent under existing leases as of December 31, 2010 multiplied by 12.
(5)	Excludes space held for redevelopment. Includes unoccupied space for which we are receiving rent and excludes space for which leases had been executed as of December 31, 2010, but for which we are not receiving rent. We estimate the total square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.
(6)	Annualized rent per square foot represents annualized rent as computed above, divided by the total square footage under lease as of the same date.
(7)

111 Eighth Avenue (2nd and 6th floors), 8100 Boone Boulevard and 111 Eighth Avenue (3rd and 7th floors) are leased by us pursuant to leases that expire in June 2014, September 2017 and February 2022, respectively.

(8)	Rental amounts for Unit 9, Blanchardstown Corporate Park, 114 Rue Ambroise Croizat, Naritaweg 52, Paul van Vlissingenstraat 16, Chemin de l’Epinglier 2, Clonshaugh Industrial Estate I and II and Gyroscoopweg 2E-2F were calculated based on the exchange rate in effect on December 31, 2010 of $1.34 to €1.00. Paul Van Vlissingenstraat 16, Chemin de l’Epinglier 2, Clonshaugh Industrial Estate I and II and Cateringweg 5 are subject to ground leases, which expire in the years 2054, 2074, 2981 and 2059, respectively.
(9)	Rental amounts for 6 Braham Street, Mundells Roundabout, Cressex 1, Manchester Technopark, 1 St. Anne’s Boulevard and 3 St. Anne’s Boulevard were calculated based on the exchange rate in effect on December 31, 2010 of $1.56 to £1.00. Manchester Technopark is subject to a ground lease, which expires in the year 2125.
(10)	We are party to a ground sublease for this property. This is a perpetual ground sublease. Lease payments were prepaid by the prior owner of this property through December 2036.
(11)	We are party to a ground sublease for this property. The term of the ground sublease expires in September 2083. All of the lease payments were prepaid by the prior owner of this property.
(12)	We are party to a ground sublease for this property. The term of the ground sublease expires in the year 2082.
(13)	Rental amounts for 29A International Business Park were calculated based on the exchange rate in effect on December 31, 2010 of $0.78 to S$1.00. 29A International Business Park is subject to a ground lease, which expires in the year 2038. Net rentable square feet excluding redevelopment space includes approximately 50,000 square feet of support space.

Tenant Diversification

As of December 31, 2010, our portfolio was leased to approximately 540 companies, many of which are nationally recognized firms. The following table sets forth information regarding the 20 largest tenants in our portfolio based on annualized rent as of December 31, 2010 (dollar amounts in thousands).

	Tenant	Number of Locations	Total Occupied Square Feet(1)	Percentage of Net Rentable Square Feet	Annualized Rent(2)	Percentage of Annualized Rent	Weighted Average Remaining Lease Term in Months
1	Savvis Communications	19	2,001,233	13.7%	$54,813	7.9%	101
2	Equinix Operating Company, Inc.	8	736,950	5.1%	29,934	4.3%	87
3	Facebook, Inc.	4	229,007	1.6%	29,683	4.3%	92
4	TelX Group, Inc.	11	202,987	1.4%	23,341	3.4%	185
5	Morgan Stanley	5	155,481	1.1%	23,099	3.3%	43
6	Qwest Communications International, Inc.	17	635,584	4.4%	21,090	3.0%	70
7	NTT Communications Company	5	307,887	2.1%	18,772	2.7%	53
8	AT & T	18	610,384	4.2%	17,629	2.5%	94
9	Level 3 Communications, LLC	25	327,090	2.2%	12,204	1.8%	117
10	Pfizer, Inc.	1	87,049	0.6%	11,201	1.6%	84
11	Yahoo! Inc.	2	110,847	0.8%	10,056	1.4%	82
12	Microsoft Corporation	3	329,254	2.3%	10,028	1.4%	56
13	TATA Communications (UK)	2	105,366	0.7%	9,925	1.4%	84
14	BT Americas, Inc.	3	67,685	0.5%	9,285	1.3%	77
15	Sprint Communications Co., LP	6	173,319	1.2%	9,159	1.3%	45
16	JPMorgan Chase & Co.	2	117,953	0.8%	9,113	1.3%	137
17	eircom Limited	1	124,500	0.9%	8,692	1.2%	103
18	T-Systems North America, Inc.	2	77,610	0.5%	8,145	1.2%	39
19	Internap	4	56,583	0.4%	8,099	1.2%	33
20	Carpathia Hosting	3	51,784	0.4%	8,068	1.2%	77

	Total/Weighted Average		6,508,553	44.9%	$332,336	47.7%	89

(1)	Occupied square footage is defined to include leases that have commenced on or before December 31, 2010. For some of our properties, we calculate occupancy based on factors in addition to contractually leased square feet, including available power, required support space and common area. We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.
(2)	Annualized rent represents the monthly contractual rent under existing leases as of December 31, 2010 multiplied by 12.

Lease Distribution

The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on net rentable square feet (excluding approximately 2.2 million square feet held for redevelopment at December 31, 2010) under lease as of December 31, 2010.

Square Feet Under Lease	Number of Leases(1)	Percentage of All Leases	Total Net Rentable Square Feet(2)	Percentage of Net Rentable Square Feet(2)	Annualized Rent ($000)(3)	Percentage of Annualized Rent
Available			789,108	5.4%	$—	0.0%
2,500 or less	1,011	65.6%	437,892	3.0%	53,289	7.6%
2,501 - 10,000	262	17.0%	1,523,162	10.4%	127,578	18.3%
10,001 - 20,000	107	7.0%	1,851,657	12.7%	132,989	19.1%
20,001 - 40,000	78	5.1%	2,342,021	16.1%	140,334	20.2%
40,001 - 100,000	54	3.5%	3,519,913	24.1%	136,174	19.6%
Greater than 100,000	28	1.8%	4,121,161	28.3%	105,983	15.2%

Portfolio Total	1,540	100.0%	14,584,914	100.0%	$696,347	100.0%

(1)	Includes license and similar agreements that upon expiration will be automatically renewed, primarily on a month-to-month basis. Number of leases represents the leased-unit count; a lease could include multiple units.
(2)	For some of our properties, we calculate total net rentable square feet available for lease based on factors in addition to contractually leased square feet, including available power, required support space and common area.
(3)	Annualized rent represents the monthly contractual rent under existing leases as of December 31, 2010 multiplied by 12.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2010 plus available space for ten calendar years at the properties in our portfolio, excluding approximately 2.2 million square feet held for redevelopment at December 31, 2010. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options and all early termination rights.

Year	Number of Leases Expiring(1)	Square Footage of Expiring Leases(2)	Percentage of Net Rentable Square Feet(2)	Annualized Rent ($000)(3)	Percentage of Annualized Rent	Annualized Rent Per Occupied Square Foot	Annualized Rent Per Occupied Square Foot at Expiration	Annualized Rent at Expiration ($000)
Available		789,108	5.4%	$—	0.0%
2011	416	1,234,914	8.5%	55,876	8.0%	$45.25	$45.05	55,632
2012	210	319,327	2.2%	31,157	4.5%	97.57	101.47	32,403
2013	177	1,202,772	8.2%	77,625	11.1%	64.54	68.25	82,093
2014	138	1,292,801	8.9%	83,863	12.0%	64.87	71.80	92,821
2015	121	2,101,513	14.4%	86,243	12.4%	41.04	45.34	95,277
2016	83	1,147,835	7.9%	48,433	7.0%	42.20	48.76	55,968
2017	48	853,541	5.9%	32,937	4.7%	38.59	44.51	37,990
2018	72	812,978	5.6%	41,234	5.9%	50.72	64.23	52,215
2019	71	1,587,175	10.9%	92,617	13.3%	58.35	71.67	113,752
2020	63	758,263	5.2%	47,943	6.9%	63.23	84.77	64,276
Thereafter	141	2,484,687	16.9%	98,419	14.2%	39.61	59.38	147,546

Portfolio Total / Weighted Average	1,540	14,584,914	100.0%	$696,347	100.0%	$50.48	$60.16	$829,973

(1)	Includes license and similar agreements that upon expiration will be automatically renewed, primarily on a month-to-month basis. Number of expiring leases represents the expiring leased-unit count; a lease could include multiple units.
(2)	For some of our properties, we calculate square footage and total net rentable square feet available for lease based on factors in addition to contractually leased square feet, including available power, required support space and common area.
(3)	Annualized rent represents the monthly contractual rent under existing leases as of December 31, 2010 multiplied by 12. We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we may become subject to tort claims, breach of contract and other claims and administrative proceedings. As of December 31, 2010, we were not a party to any legal proceedings which we believe would have a material adverse effect on us.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Digital Realty Trust’s common stock has been listed and is traded on the NYSE under the symbol “DLR” since October 29, 2004. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated.

Digital Realty Trust, Inc.

	High	Low	Last	Dividends Declared
First Quarter 2009	$35.70	$24.96	$33.18	$0.33000
Second Quarter 2009	$39.84	$32.14	$35.85	$0.33000
Third Quarter 2009	$48.21	$34.27	$45.71	$0.36000
Fourth Quarter 2009	$50.81	$42.94	$50.28	$0.45000
First Quarter 2010	$56.60	$46.21	$54.20	$0.48000
Second Quarter 2010	$64.17	$51.77	$57.68	$0.48000
Third Quarter 2010	$64.06	$56.23	$61.70	$0.53000
Fourth Quarter 2010	$62.40	$47.42	$51.54	$0.53000

Digital Realty Trust, Inc. intends to continue to declare quarterly dividends on its common stock. The actual amount, form and timing of dividends, however, will be at the discretion of the board of directors and will depend upon Digital Realty Trust, Inc.’s financial condition in addition to the requirements for qualification as a REIT under the Code, and no assurance can be given as to the amounts, form or timing of future dividends. The exchange rates on the 2026 debentures and 2029 debentures and the conversion rates on Digital Realty Trust, Inc.’s series C cumulative convertible preferred stock and series D cumulative convertible preferred stock are each subject to adjustment for certain events, including, but not limited to, certain dividends on Digital Realty Trust, Inc.’s common stock in excess of $0.265 per share per quarter, $0.33 per share per quarter, $0.28625 per share per quarter and $0.31 per share per quarter, respectively. Therefore, the declaration and payment of quarterly dividends by Digital Realty Trust, Inc. in excess of these thresholds may increase the dilutive impact of our operating partnership’s exchangeable debentures and Digital Realty Trust, Inc.’s convertible preferred stock on Digital Realty Trust, Inc.’s common stockholders. See Part I, Item 1A, Risk Factors, “Risks Related to Our Business and Operations—We have substantial debt and face risks associated with the use of debt to fund our business activities, including refinancing and interest rate risks—The exchange and repurchase rights of our exchangeable debentures may be detrimental to Digital Realty Trust, Inc.’s stockholders or Digital Realty Trust, L.P.’s unitholders” and “Risks Related to Our Business and Operations—The conversion rights of Digital Realty Trust, Inc.’s convertible preferred stock may be detrimental to holders of Digital Realty Trust, Inc.’s common stock.”

Subject to the distribution requirements applicable to REITs under the Code, Digital Realty Trust, Inc. intends, to the extent practicable, to invest substantially all of the proceeds from sales and refinancings of its assets in real estate-related assets and other assets. Digital Realty Trust, Inc. may, however, under certain circumstances, make a dividend of capital or of assets. Such dividends, if any, will be made at the discretion of the board of directors.

As of February 18, 2011, there were approximately 92 holders of record of Digital Realty Trust, Inc.’s common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Digital Realty Trust, L.P.

There is no established trading market for Digital Realty Trust, L.P.’s common units of limited partnership. As of February 18, 2011, there were 37 holders of record of common units, including Digital Realty Trust, L.P.’s general partner, Digital Realty Trust, Inc.

The following table sets forth, for the periods indicated, the distributions per common unit that our operating partnership declared with respect to the periods indicated.

Distributions Declared
First Quarter 2009	$0.33000
Second Quarter 2009	$0.33000
Third Quarter 2009	$0.36000
Fourth Quarter 2009	$0.45000
First Quarter 2010	$0.48000
Second Quarter 2010	$0.48000
Third Quarter 2010	$0.53000
Fourth Quarter 2010	$0.53000

Digital Realty Trust, L.P. currently intends to continue to make regular quarterly distributions to holders of its common units. Any future distributions will be declared at the discretion of the board of directors of Digital Realty Trust, L.P.’s general partner, Digital Realty Trust, Inc., and will depend on our actual cash flow, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, and such other factors as the board of directors may deem relevant.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total stockholder return on Digital Realty Trust, Inc.’s common stock during the period from November 3, 2004 (the date of Digital Realty Trust, Inc.’s initial public offering) through December 31, 2010, with the cumulative total return on the MSCI US REIT Index (RMS) and the S&P 500 Market Index. The comparison assumes that $100 was invested on November 3, 2004 in Digital Realty Trust, Inc.’s common stock and in each of these indices and assumes reinvestment of dividends, if any.

COMPARE CUMULATIVE TOTAL RETURN

AMONG DIGITAL REALTY TRUST, INC, S&P 500 INDEX AND RMS INDEX

Assumes $100 invested on November 3, 2004

Assumes dividends reinvested

Fiscal year ending December 31, 2010

Pricing Date	DLR($)	S&P 500	RMS
November 3, 2004	100.0	100.0	100.0
December 31, 2004	112.2	106.3	108.0
December 30, 2005	199.5	111.6	121.1
December 29, 2006	313.6	129.2	164.6
December 31, 2007	362.3	136.3	136.9
December 31, 2008	321.5	85.9	84.9
December 31, 2009	510.6	108.6	109.2
December 31, 2010	541.9	124.9	140.3

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
•

The hypothetical investment in Digital Realty Trust, Inc.’s common stock presented in the stock performance graph above is based on an initial price of $12.00 per share, the price on November 3, 2004, the date of Digital Realty Trust, Inc.’s initial public offering.

SALES OF UNREGISTERED EQUITY SECURITIES

Digital Realty Trust, Inc.

All sales of unregistered equity securities of Digital Realty Trust, Inc. during the year ended December 31, 2010 have previously been disclosed in filings with the SEC.

Digital Realty Trust, L.P.

During the year ended December 31, 2010, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, in the amounts and for the consideration set forth below:

•

During the year ended December 31, 2010, Digital Realty Trust, Inc. issued an aggregate of 148,099 shares of its common stock upon the exercise of stock options. Digital Realty Trust, Inc. contributed the proceeds of approximately $5.6 million to our operating partnership in exchange for an aggregate of 148,099 common units, as required by our operating partnership’s partnership agreement.

•

During the year ended December 31, 2010, Digital Realty Trust, Inc. issued, net of forfeitures, an aggregate of 67,253 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our operating partnership issued a restricted common unit to Digital Realty Trust, Inc. as required by its partnership agreement, for an aggregate of 67,253 units during the year ended December 31, 2010.

On June 8, 2010, Digital Realty Trust, Inc. sold 6,000,000 shares and an additional 900,000 shares pursuant to the over-allotment option to Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters. Digital Realty Trust, Inc. contributed the net proceeds from this offering of approximately $377.1 million after deducting estimated offering costs to our operating partnership in exchange for 6,900,000 common units. The shares were offered and sold under a prospectus supplement and related prospectus filed with the Securities and Exchange Commission pursuant to Digital Realty Trust, Inc.’s shelf registration statement on Form S-3 (File No. 333-158958).

On June 11, 2010, Digital Realty Trust, Inc. delivered 682 shares of its common stock to HBK Master Fund L.P., or HBK, to settle the net share amount related to the exchange by HBK of $50,000 in aggregate principal amount of our operating partnership’s 2026 debentures. Digital Realty Trust, Inc. contributed the shares to our operating partnership in exchange for 682 common units.

On June 14, 2010, Digital Realty Trust, Inc. issued 1,160,950 privately issued shares of its common stock to our operating partnership, and our operating partnership delivered the shares and paid an incentive fee equal to $184,800 and accrued and unpaid interest equal to $503,965 in exchange for $36,960,000 in aggregate principal amount of our operating partnership’s 2026 debentures held by an institutional holder pursuant to an exchange agreement, dated June 14, 2010, by and among our operating partnership, Digital Realty Trust, Inc. and the institutional holder. Digital Realty Trust, Inc. contributed the shares to our operating partnership in exchange for 1,160,950 common units.

On November 16, 2010, Digital Realty Trust, Inc. issued 72,826 privately issued shares of its common stock to our operating partnership, and our operating partnership delivered the shares and paid an incentive fee equal to $15,125.00 and accrued and unpaid interest equal to $23,718.75 in exchange for $ 2,300,000 in aggregate principal amount of our operating partnership’s 2026 debentures held by an institutional holder pursuant to an exchange agreement, dated November 16, 2010, by and among our operating partnership, Digital Realty Trust, Inc. and the institutional holder. Digital Realty Trust, Inc. contributed the shares to our operating partnership in exchange for 72,826 common units.

On November 19, 2010, Digital Realty Trust, Inc. issued 601,127 privately issued shares of its common stock to our operating partnership, and our operating partnership delivered the shares and paid an incentive fee equal to $189,889.41 and accrued and unpaid interest equal to $204,484.27 in exchange for $18,985,000 in aggregate principal amount of our operating partnership’s 2026 debentures held by an institutional holder pursuant to an exchange agreement, dated November 19, 2010, by and among our operating partnership, Digital Realty Trust, Inc. and the institutional holder. Digital Realty Trust, Inc. contributed the shares to our operating partnership in exchange for 601,127 common units.

All other issuances of unregistered equity securities of our operating partnership during the year ended December 31, 2010 have previously been disclosed in filings with the SEC. For all issuances of units to Digital Realty Trust, Inc., our operating partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with over $5 billion in total consolidated assets and as our operating partnership’s majority owner and general partner as the basis for the exemption under Section 4(2) of the Securities Act.

REPURCHASES OF EQUITY SECURITIES

Digital Realty Trust, Inc.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
October 1-31, 2010	—	—	—	—
November 1-30, 2010	—	—	—	—
December 1-31, 2010	2,530,000 shares of Series B Preferred Stock	$25.37734	2,530,000 shares of Series B Preferred Stock	0
Total	2,530,000	$25.37734	2,530,000	0

(1)	On November 9, 2010, Digital Realty Trust distributed a Notice of Redemption to all holders of record of its outstanding Series B Preferred Stock, announcing its redemption of all 2,530,000 outstanding shares of the Series B Preferred Stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends. The redemption was made at the option of Digital Realty Trust, Inc. pursuant to Section 5(b) of the Articles Supplementary establishing and fixing the rights and preferences of the Series B Preferred Stock. The redemption date was December 10, 2010.
(2)	Digital Realty Trust, Inc. redeemed all outstanding shares of its Series B Preferred Stock on December 10, 2010.

Digital Realty Trust, L.P.

None.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED COMPANY FINANCIAL AND OTHER DATA (Digital Realty Trust, Inc.)

The following table sets forth selected consolidated financial and operating data on an historical basis for our Digital Realty Trust, Inc.

The following data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands, except share and per share data)
Statement of Operations Data:
Operating Revenues:
Rental	$686,949	$510,944	$405,308	$320,416	$221,713
Tenant reimbursements	178,081	125,136	106,754	74,190	49,998
Other	371	1,062	15,383	641	365

Total operating revenues	865,401	637,142	527,445	395,247	272,076
Operating Expenses:
Rental property operating and maintenance	251,767	176,238	151,147	109,225	59,917
Property taxes	44,432	36,004	31,102	27,181	26,890
Insurance	8,133	6,111	4,988	5,527	3,682
Depreciation and amortization	263,903	198,052	172,378	134,419	86,129
General and administrative	47,196	39,988	37,652	30,012	18,612
Transactions	7,438	2,177	739	774	1,105
Other	226	783	1,084	431	449

Total operating expenses	623,095	459,353	399,090	307,569	196,784

Operating income	242,306	177,789	128,355	87,678	75,292
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	5,254	2,172	2,369	449	177
Interest and other income	616	753	2,106	2,287	1,270
Interest expense	(137,384)	(88,442)	(63,621)	(67,054)	(50,598)
Tax expense	(1,851)	(1,038)	(1,109)	(814)	(724)
Loss from early extinguishment of debt	(3,529)	—	(182)	—	(527)

Income from continuing operations	105,412	91,234	67,918	22,546	24,890
Net income from discontinued operations	—	—	—	1,395	314
Gain on sale of discontinued operations	—	—	—	18,049	18,096

Net income	105,412	91,234	67,918	41,990	43,300
Net income attributable to noncontrolling interests	(3,118)	(3,572)	(2,664)	(3,753)	(12,570)

Net income attributable to Digital Realty Trust, Inc.	102,294	87,662	65,254	38,237	30,730
Preferred stock dividends	(37,004)	(40,404)	(38,564)	(19,330)	(13,780)
Costs on redemption of preferred stock	(6,951)	—	—	—	—

Net income available to common stockholders	$58,339	$47,258	$26,690	$18,907	$16,950

Per Share Data:
Basic income per share available to common stockholders	$0.69	$0.62	$0.39	$0.31	$0.47
Diluted income per share available to common stockholders	$0.68	$0.61	$0.38	$0.30	$0.45
Cash dividend per common share	$2.02	$1.47	$1.26	$1.17	$1.08
Weighted average common shares outstanding:
Basic	84,275,498	75,950,370	68,829,267	60,527,625	36,134,983
Diluted	86,013,471	77,020,890	70,435,760	62,572,937	37,442,192

	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Net investments in real estate	$4,584,477	$3,157,193	$2,748,220	$2,302,500	$1,736,979
Total assets	5,329,483	3,745,059	3,281,045	2,809,791	2,185,783
Revolving credit facility	333,534	205,547	138,579	299,731	145,452
Unsecured senior notes, net of discount	1,066,030	83,000	58,000	—	—
Exchangeable senior debentures, net of discount	353,702	432,234	161,901	158,224	154,786
Mortgages and other secured loans, net of premiums	1,043,188	1,063,663	1,026,594	895,507	804,686
Total liabilities	3,274,820	2,110,258	1,705,969	1,673,361	1,320,317
Total stockholders equity	1,962,518	1,558,995	1,503,921	1,057,167	723,576
Noncontrolling interests in operating partnership	52,436	58,192	66,797	74,335	141,890
Noncontrolling interests in consolidated joint ventures	39,709	17,614	4,358	4,928	—
Total liabilities and equity	$5,329,483	$3,745,059	$3,281,045	$2,809,791	$2,185,783

	Year ended December 31,
	2010	2009	2008	2007	2006
Cash flows from (used in):
Operating activities	$359,029	$283,809	$217,808	$105,655	$99,364
Investing activities	(1,737,700)	$(519,909)	$(647,751)	(537,427)	(597,786)
Financing activities	1,318,070	$235,086	$471,925	440,863	509,753

SELECTED COMPANY FINANCIAL AND OTHER DATA (Digital Realty Trust, L.P.)

The following table sets forth selected consolidated financial and operating data on an historical basis for our operating partnership.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands, except unit and per unit data)
Statement of Operations Data:
Operating Revenues:
Rental	$686,949	$510,944	$405,308	$320,416	$221,713
Tenant reimbursements	178,081	125,136	106,754	74,190	49,998
Other	371	1,062	15,383	641	365

Total operating revenues	865,401	637,142	527,445	395,247	272,076
Operating Expenses:
Rental property operating and maintenance	251,767	176,238	151,147	109,225	59,917
Property taxes	44,432	36,004	31,102	27,181	26,890
Insurance	8,133	6,111	4,988	5,527	3,682
Depreciation and amortization	263,903	198,052	172,378	134,419	86,129
General and administrative	47,196	39,988	37,652	30,012	18,612
Transactions	7,438	2,177	739	774	1,105
Other	226	783	1,084	431	449

Total operating expenses	623,095	459,353	399,090	307,569	196,784

Operating income	242,306	177,789	128,355	87,678	75,292
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	5,254	2,172	2,369	449	177
Interest and other income	616	753	2,106	2,287	1,270
Interest expense	(137,384)	(88,442)	(63,621)	(67,054)	(50,598)
Tax expense	(1,851)	(1,038)	(1,109)	(814)	(724)
Loss from early extinguishment of debt	(3,529)	—	(182)	—	(527)

Income from continuing operations	105,412	91,234	67,918	22,546	24,890
Net income from discontinued operations	—	—	—	1,395	314
Gain on sale of discontinued operations	—	—	—	18,049	18,096

Net income	105,412	91,234	67,918	41,990	43,300
Net (income) loss attributable to noncontrolling interests in consolidated joint ventures	288	(140)	(335)	—	15

Net income attributable to Digital Realty Trust, L.P.	105,700	91,094	67,583	41,990	43,315
Preferred units distributions	(37,004)	(40,404)	(38,564)	(19,330)	(13,780)
Costs on redemption of preferred units	(6,951)	—	—	—	—

Net income available to common unitholders	$61,745	$50,690	$29,019	$22,660	$29,535

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands, except per share data)
Per Unit Data:
Basic income per unit available to common unitholders	$0.69	$0.62	$0.39	$0.33	$0.47
Diluted income per unit available to common unitholders	$0.68	$0.61	$0.38	$0.32	$0.46
Cash distributions per common unit	$2.02	$1.47	$1.26	$1.17	$1.08
Weighted average common units outstanding:
Basic	89,261,172	81,715,226	75,160,263	68,754,024	62,562,820
Diluted	90,999,145	82,785,746	76,766,756	70,799,336	63,870,029

	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Net investments in real estate	$4,584,477	$3,157,193	$2,748,220	$2,302,500	$1,736,979
Total assets	5,329,483	3,745,059	3,281,045	2,809,791	2,185,783
Revolving credit facility	333,534	205,547	138,579	299,731	145,452
Unsecured senior notes, net of discount	1,066,030	83,000	58,000	—	—
Exchangeable senior debentures, net of discount	353,702	432,234	161,901	158,224	154,786
Mortgages and other secured loans, net of premiums	1,043,188	1,063,663	1,026,594	895,507	804,686
Total liabilities	3,274,820	2,110,258	1,705,969	1,673,361	1,320,317
General partner’s capital	2,004,599	1,586,942	1,553,424	1,053,788	719,386
Limited partners’ capital	56,215	60,875	71,041	74,356	141,890
Accumulated other comprehensive income (loss)	(45,860)	(30,630)	(53,747)	3,358	4,190
Noncontrolling interests in consolidated joint ventures	39,709	17,614	4,358	4,928	—
Total liabilities and capital	$5,329,483	$3,745,059	$3,281,045	$2,809,791	$2,185,783

	Year ended December 31,
	2010	2009	2008	2007	2006
Cash flows from (used in):
Operating activities	$359,029	$283,809	$217,808	$105,655	$99,364
Investing activities	(1,737,700)	(519,909)	(647,751)	(537,427)	(597,786)
Financing activities	1,318,070	235,086	471,925	440,863	509,753

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our company. Digital Realty Trust, Inc. completed its initial public offering of common stock, or our IPO, on November 3, 2004. We believe that we have operated in a manner that has enabled us to qualify, and have elected to be treated, as a REIT under Sections 856 through 860 of the Code. Our company was formed on March 9, 2004. During the period from our formation until we commenced operations in connection with the completion of our IPO, we did not have any corporate activity other than the issuance of shares of Digital Realty Trust, Inc. common stock in connection with the initial capitalization of the company. Our operating partnership was formed on July 21, 2004.

Business and strategy. Our primary business objectives are to maximize: (i) sustainable long-term growth in earnings and funds from operations per share and unit and (ii) cash flow and returns to our stockholders and our operating partnership’s unitholders, including through the payment of distributions. We expect to achieve our objectives by focusing on our core business of investing in and redeveloping technology-related real estate. A significant component of our current and future internal growth is anticipated through the development of our existing space held for redevelopment and new properties. We target high quality, strategically located properties containing applications and operations critical to the day-to-day operations of corporate enterprise datacenter and technology industry tenants and properties that may be redeveloped for such use. Most of our properties contain fully redundant electrical supply systems, multiple power feeds, above-standard precision cooling systems, raised floor areas, extensive in-building communications cabling and high-level security systems. We focus solely on technology-related real estate because we believe that the growth in corporate datacenter adoption and the technology-related real estate industry generally will continue to be superior to that of the overall economy.

As of December 31, 2010, we owned an aggregate of 96 technology-related real estate properties, excluding two properties held as investments in unconsolidated joint ventures, with approximately 16.8 million rentable square feet including approximately 2.2 million square feet of space held for redevelopment. At December 31, 2010, approximately 532,000 square feet of our space held for redevelopment was under construction for Turn-Key Datacenter, Powered Base Building® and build-to-suit space in seven U.S. markets and three European markets.

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

We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to Digital Realty Trust, Inc.’s common stock and preferred stock. We currently intend to limit our indebtedness to 60% of our total enterprise value and, based on the closing price of Digital Realty Trust, Inc.’s common stock on December 31, 2010 of $51.54, our ratio of debt to total enterprise value was approximately 34% as of December 31, 2010. Our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our company’s incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of its common stock and excluding long-term incentive units and Class C units), plus the book value of our total consolidated indebtedness.

Revenue base. As of December 31, 2010, we owned 96 properties through our operating partnership, excluding two properties held as investments in unconsolidated joint ventures. These properties are mainly located throughout the U.S., with 14 properties located in Europe, one property in Asia and one property in Canada. We, through our predecessor, acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties Acquired(1)	Net Rentable Square Feet(2)	Square Feet of Space Held for Redevelopment as of December 31, 2010(3)
2002	5	1,125,292	19,890
2003	6	1,056,437	1,923
2004	10	2,554,300	132,169
2005	20	3,329,834	180,463
2006	16	2,129,672	91,926
2007(4)	13	1,782,563	124,276
2008	5	248,751	315,497
2009	6	703,729	693,578
2010	15	1,654,336	607,126

Properties owned as of December 31, 2010	96	14,584,914	2,166,848

(1)	Excludes properties sold in 2007 and 2006: 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006.
(2)	Current net rentable square feet as of December 31, 2010, which represents the current square feet at buildings under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes tenants’ proportional share of common areas but excludes space held for redevelopment.
(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space. The amounts included in this table represent redevelopment space as of December 31, 2010 in the properties acquired during the relevant period.
(4)	Includes a developed building (43915 Devin Shafron Drive) placed into service in 2010 that is being included with a property (Devin Shafron buildings) that was acquired in 2007.

As of December 31, 2010, the properties in our portfolio were approximately 94.6% leased excluding 2.2 million square feet held for redevelopment. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of December 31, 2010, our original average lease term was approximately 14 years, with an average of approximately seven years remaining. The majority of our leasing since the completion of our IPO has been at lease terms shorter than 12 years. Our lease expirations through December 31, 2012 are 10.7% of rentable square feet excluding space held for redevelopment as of December 31, 2010.

Operating revenues from properties outside the United States were $93.7 million, $82.2 million and $52.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. For the years ended December 31, 2010, 2009, and 2008, no single foreign country comprised more than 10% of total revenues.

Factors Which May Influence Future Results of Operations

Global market and economic conditions

In the United States and globally, market and economic conditions have been unprecedented over the past few years and challenging with tighter credit conditions and slower economic growth in all markets in which we own properties and conduct our operations. The U.S. and global economies have experienced a recession and face continued concerns about the systemic impact of adverse economic conditions, such as high energy costs, geopolitical issues, the availability and cost of credit, unstable global financial and mortgage markets, high corporate, consumer and governmental debt levels, high unemployment and declining residential and commercial real estate markets.

As a result of these conditions, general economic conditions and the cost and availability of capital have been and may again be adversely affected in some or all of the markets in which we own properties and conduct our operations. Renewed or increased turbulence in the U.S., European and other international financial markets and economies may adversely affect our ability, and the ability of our tenants, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our tenants’, financial condition and results of operations.

In addition, our access to funds under our revolving credit facility and other lines of credit depend on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. We cannot assure you that long-term disruptions in the global economy and the return of tighter credit conditions among, and potential failures or nationalizations of, third party financial institutions as a result of such disruptions will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitments to us, our business, results of operation, cash flows and financial condition could be adversely affected.

If we do not have sufficient cash flow to continue operating our business and are unable to borrow additional funds, access our existing lines of credit or raise equity or debt capital, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, curtailing development or redevelopment activity, disposing of one or more of our properties possibly on disadvantageous terms or entering into or renewing leases on less favorable terms than we otherwise would.

Rental income. The amount of rental income generated by the properties in our portfolio depends principally on our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 2.2 million square feet held for redevelopment, as of December 31, 2010, the occupancy rate of the properties in our portfolio was approximately 94.6% of our net rentable square feet.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 14.6 million net rentable square feet, excluding redevelopment space, at December 31, 2010 is approximately 193,000 net rentable square feet of space with extensive datacenter improvements that is currently, or will shortly be, available for lease. Since our IPO, we have leased approximately 2,362,000 square feet of similar space. These Turn-Key Datacenters® are effective solutions for tenants who lack the expertise or capital budget to provide their own extensive datacenter infrastructure and security. Our expertise in datacenter construction and operations enables us to lease space to these tenants at a significant premium over other uses. In addition, as of December 31, 2010, we had approximately 2.2 million square feet of redevelopment space, or approximately 13% of the total rentable space in our portfolio, including five vacant properties comprising approximately 459,000 square feet. Our ability to grow earnings depends in part on our ability to redevelop space and lease redevelopment space at favorable rates, which we may not be able to obtain. Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for redevelopment space. We may purchase additional vacant properties and properties with vacant redevelopment space in the future. We will require additional capital to finance our redevelopment activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”

Economic downturns, including as a result of the conditions described above under “Global market and economic conditions,” or regional downturns affecting our sub-markets or downturns in the technology-related real estate industry that impair our ability to lease or renew or re-lease space, or otherwise reduce returns on our investments or the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. As of December 31, 2010, we had no material tenants in bankruptcy.

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 0.8 million square feet of available space in our portfolio, which excludes approximately 2.2 million square feet available for redevelopment as of December 31, 2010, leases representing approximately 8.5% and 2.2% of the net rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2011 and 2012, respectively.

Market concentration. We depend on the market for technology-based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of December 31, 2010, our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of December 31, 2010 total annualized rent(1)
Silicon Valley	13.9%
Northern Virginia	10.3%
San Francisco	10.2%
Chicago	9.9%
New York Metro	9.6%
Phoenix	9.1%
Dallas	8.4%
Boston	6.2%
Los Angeles	5.0%
London, England	3.6%
Dublin, Ireland	2.7%
Paris, France	2.4%
Other	8.7%

100.0%

(1)	Annualized rent is monthly contractual rent under existing leases as of December 31, 2010 multiplied by 12.

Operating expenses. Our operating expenses generally consist of utilities, property and ad valorem taxes, property management fees, insurance and site maintenance costs, as well as rental expenses on our ground and building leases. In particular, our buildings require significant power to support the datacenter operations contained in them. Many of our leases contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. However, we generally are not entitled to reimbursement of property operating expenses and real estate taxes under our leases for Turn-Key Datacenters®. We also incur general and administrative expenses, including expenses relating to our asset management function, as well as significant legal, accounting and other expenses related to corporate governance, SEC reporting and compliance with the various provisions of the Sarbanes-Oxley Act. Increases or decreases in such operating expenses will impact our overall performance. We expect to incur additional operating expenses as we continue to expand.

Climate change legislation. In June 2009, the U.S. House of Representatives approved comprehensive clean energy and climate change legislation intended to cut greenhouse gas, or GHG, emissions, create new clean energy jobs and enhance the energy independence of the United States, which included a cap-and-trade program for GHG emissions. The U.S. Senate did not pass similar legislation during 2009 or 2010, and following Congressional elections in November 2010 (in which control of the House of Representatives passed from the Democratic Party to the Republican Party), the likelihood that Congress will pass any climate change and/or energy legislation that would include a cap-and-trade program, or any similar type program, for GHG emissions in 2011 has diminished. As a result, action to reduce GHG emissions likely will be focused on regulatory agencies, primarily the U.S. Environmental Protection Agency, or EPA, and state actions. The EPA has been moving aggressively to regulate GHG emissions from automobiles and large stationary sources, including electricity producers, using its own authority under the Clean Air Act. Some of those regulations have been finalized and currently are in litigation. States have also taken actions to regulate GHG emissions. For example, California enacted AB 32, the Global Warming Solutions Act of 2006, which established the first statewide program in the United States to limit GHG emissions and impose penalties for non-compliance. The California Air Resources Board, or CARB, has taken, and plans to take, various actions to implement AB 32, including the approval in December 2008 of an AB 32 Scoping Plan summarizing the main GHG-reduction strategies for California. CARB approved in December 2010 a GHG cap-and-trade program, which is scheduled to take effect in 2012. As another example of state action, the Western Climate Initiative, which currently includes seven states and four Canadian provinces, has developed GHG reduction strategies, among them a GHG cap-and-trade program. In addition, since 2005 the European Union (including the United Kingdom) has been operating under a cap-and-trade program, which directly affects the largest emitters of greenhouse gases, including electricity producers from whom we purchase power. Any additional taxation or regulation of energy use, including as a result of (i) new legislation that Congress may pass, (ii) the regulations that the U.S. EPA has proposed or finalized, (iii) regulations under legislation that states have passed or may pass, or (iv) any further reductions in the EU greenhouse gas cap could significantly increase our costs, and we may not be able to effectively pass all of these costs on to our tenants.

Interest rates. As of December 31, 2010, we had approximately $274.0 million of variable rate debt, all of which was mortgage debt subject to interest rate cap or swap agreements, and $333.5 million was outstanding on our revolving credit facility. The availability of debt and equity capital has significantly decreased as a result of the circumstances described above under “Global market and economic conditions.” The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.

Demand for datacenter space. Our portfolio of properties consists primarily of technology-related real estate and datacenter real estate in particular. A decrease in the demand for, or increase in supply of, datacenter space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. Our redevelopment activities make us particularly susceptible to general economic slowdowns, including recessions and the other circumstances described above under “Global market and economic conditions,” as well as adverse developments in the corporate datacenter, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for datacenter space. Reduced demand could also result from business relocations, including to markets that we do not currently serve. Changes in industry practice or in technology, such as virtualization technology, more efficient computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical datacenter space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. In addition, demand for datacenter space in our properties, or the rates at which we lease space, may be adversely impacted either across our portfolio or in specific submarkets as a result of an increase in the number of competitors, or the amount of space being offered in our markets and other markets by our competitors.

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

Investments in Real Estate

Acquisition of real estate. The price that we pay to acquire a property is impacted by many factors including the condition of the property and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the property and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases, any debt or deferred taxes assumed from the seller or loans made by the seller to us and any building leases assumed from the seller. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations. For example, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the property as opposed to allocating to the value of in-place tenant leases, this amount would be recognized as an expense over a much longer period of time. This potential effect occurs because the amounts allocated to property are depreciated over the estimated lives of the property whereas amounts allocated to in-place tenant leases are amortized over the estimated term (including renewal and extension assumptions) of the leases. Additionally, the amortization of the value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place tenant leases and tenant relationships, which is included in depreciation and amortization in our consolidated statements of operations.

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

Asset impairment evaluation. We review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in the market price, a significant adverse change in the extent or manner the property is being used in its physical condition or expected to be used based on the underwriting at the time of acquisition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development, or a history of operating or cash flow losses. When such impairment indictors exist, we review an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition and compare to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our undiscounted net cash flow evaluation indicates that we are be unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether a property is recoverable, our strategy of holding properties over the long-term directly decreases the likelihood of not being recoverable and therefore requiring the recording of an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that the asset fails the recoverability test, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

We generally estimate the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs that a market participant would use based on the highest and best use of the asset, which is similar to the income approach that is commonly utilized by appraisers.

Revenue Recognition

Rental income is recognized using the straight-line method over the terms of the tenant leases. Deferred rents included in our consolidated balance sheets represent the aggregate excess of rental revenue recognized on a straight-line basis over the contractual rental payments that would be received under the remaining terms of the leases. Many of our leases contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. However, we generally are not entitled to reimbursement of property operating expenses, other than utility expense, and real estate taxes under our leases for Turn-Key Datacenters®. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized over the remaining term of the lease, effective as of the date the lease modification is finalized, assuming collection is not considered doubtful. As discussed above, we recognize amortization of the value of acquired above or below market tenant leases as a reduction of rental income in the case of above market leases or an increase to rental revenue in the case of below market leases.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the years ended December 31, 2010, 2009 and 2008. A summary of our operating results from continuing operations for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands).

	Year Ended December 31,
	2010	2009	2008
Statement of Operations Data:
Total operating revenues	$865,401	$637,142	$527,445
Total operating expenses	(623,095)	(459,353)	(399,090)

Operating income	242,306	177,789	128,355
Other expenses, net	(136,894)	(86,555)	(60,437)

Net income	$105,412	$91,234	$67,918

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of this growth, our period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (same store properties are properties that were owned and operated for the entire current period and the entire immediate preceding year). The following table identifies each of the properties in our portfolio acquired from January 1, 2008 through December 31, 2010.

Acquired Buildings	Acquisition Date	Redevelopment Space as of December 31, 2010(1)	Net Rentable Square Feet Excluding Redevelopment Space(2)	Square Feet Including Redevelopment Space	Occupancy Rate as of December 31, 2010(3)
As of December 31, 2007 (70 properties)		541,418	11,855,047	12,396,465	94.8%
Year Ended December 31, 2008
365 South Randolphville Road	Feb-08	187,707	77,085	264,792	74.5
650 Randolph Road	Jun-08	127,790	—	127,790	—
1201 Comstock Street	Jun-08	—	24,000	24,000	100.0
Manchester Technopark	Jun-08	—	38,016	38,016	100.0
7505 Mason King Court	Nov-08	—	109,650	109,650	100.0

Subtotal		315,497	248,751	564,248	92.1%
Year Ended December 31, 2009
1525 Comstock Street	Sep-09	—	42,385	42,385	100.0
444 Toyama Drive	Sep-09	—	42,083	42,083	100.0
904 Quality Way(4)	Sep-09	46,750	—	46,750	—
905 Security Row(4)	Sep-09	249,657	—	249,657	—
1232 Alma Road(4)	Sep-09	17,478	88,248	105,726	81.1
900 Quality Way(4)	Sep-09	112,253	—	112,253	—
1400 N. Bowser Road(4)	Sep-09	246,940	—	246,940	—
1301 International Parkway(4)	Sep-09	20,500	—	20,500	—
908 Quality Way(4)	Sep-09	—	14,400	14,400	100.0
1350 Duane Avenue/3080 Raymond Street	Oct-09	—	185,000	185,000	100.0
45901 & 45845 Nokes Boulevard	Dec-09	—	167,160	167,160	100.0
21561 & 21571 Beaumeade Circle	Dec-09	—	164,453	164,453	100.0

Subtotal		693,578	703,729	1,397,307	97.6%
Year Ended December 31, 2010
128 First Avenue	Jan-10	—	274,750	274,750	99.6
55 Middlesex Turnpike	Jan-10	—	106,000	106,000	87.9
60-80 Merritt Boulevard	Jan-10	—	169,540	169,540	100.0
43915 Devin Shafron Drive(5)	Jan-10	9,229	123,051	132,280	100.0
1725 Comstock Street	Apr-10	—	39,643	39,643	38.6
3105 and 3115 Alfred Street	May-10	49,858	—	49,858	—
Cateringweg 5	Jun-10	55,972	—	55,972	—
365 Main Street	Jul-10	—	226,981	226,981	84.9
720 2nd Street	Jul-10	—	121,220	121,220	97.3
2260 East El Segundo Boulevard	Jul-10	—	132,240	132,240	100.0
2121 South Price Road	Jul-10	—	293,479	293,479	97.8
4030-4050 La Fayette	Jul-10	42,374	103,029	145,403	100.0
800 Central Expressway	Aug-10	150,000	—	150,000	—
2950 Zanker Road	Aug-10	—	69,700	69,700	100.0
900 Dorothy Drive	Aug-10	—	56,176	56,176	100.0
29A International Business Park	Nov-10	308,922	61,578	370,500	16.8

Subtotal		616,355	1,777,387	2,393,742	92.5%

Total		2,166,848	14,584,914	16,751,762	94.6%

(1)	Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space.
(2)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease based on engineering drawings. Net rentable square feet includes tenants’ proportional share of common areas but excludes space held for redevelopment.
(3)	Occupancy rates exclude redevelopment space. For some of our properties, we calculate occupancy based on factors in addition to contractually leased square feet, including available power, required support space and common area.
(4)	The seven buildings at Datacenter Park—Dallas are considered one property for our property count.
(5)	Represents a developed building placed into service in 2010 that is being included with a property (Devin Shafron buildings) that was acquired in 2007.

In May 2008, we acquired 701 & 717 Leonard Street, a parking garage in Dallas, Texas; however, we exclude the acquisition from our property count because it is located adjacent to our internet gateway datacenter located at 2323 Bryan Street and is not considered a separate property.

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009 and Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

Portfolio

As of December 31, 2010, our portfolio consisted of 96 properties, excluding two properties held as investments in unconsolidated joint ventures, with an aggregate of 16.8 million rentable square feet including 2.2 million square feet held for redevelopment compared to a portfolio consisting of 81 properties, excluding one property held as an investment in an unconsolidated joint venture, with an aggregate of 14.4 million rentable square feet including 1.8 million square feet held for redevelopment as of December 31, 2009 and a portfolio consisting of 75 properties, excluding one property held as an investment in an unconsolidated joint venture, with an aggregate of 13.0 million rentable square feet including 1.6 million square feet held for redevelopment as of December 31, 2008. The increase in our portfolio reflects the acquisition of 5 properties in 2008, 6 properties in 2009 and 15 properties in 2010.

Revenues

Total operating revenues from continuing operations for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	Year Ended December 31,			Change		Percentage Change
	2010	2009	2008	2010 v 2009	2009 vs 2008	2010 v 2009	2009 vs 2008
Rental	$686,949	$510,944	$405,308	$176,005	$105,636	34.4%	26.1%
Tenant reimbursements	178,081	125,136	106,754	52,945	18,382	42.3%	17.2%
Other	371	1,062	15,383	(691)	(14,321)	(65.1%)	(93.1%)

Total operating revenues	$865,401	$637,142	$527,445	$228,259	$109,697	35.8%	20.8%

As shown by the same store and new properties table below, the increases in rental revenues and tenant reimbursement revenues in the year ended December 31, 2010 compared to 2009 were primarily due to new leasing at our same store properties, including completed and leased redevelopment space, and acquisitions of properties. These factors also caused the increases in rental revenues and tenant reimbursements in the year ended December 31, 2009 compared to 2008. Other revenues changes in the years presented were primarily due to the timing of varying tenant termination revenues. We acquired 15, 6 and 5 properties during the years ended December 31, 2010, 2009 and 2008, respectively.

The following tables show total operating revenues from continuing operations for same store properties and new properties (in thousands).

	Same Store Year Ended December 31,			New Properties Year Ended December 31,
	2010	2009	Change	2010	2009	Change
Rental	$552,128	$507,212	$44,916	$134,821	$3,732	$131,089
Tenant reimbursements	142,050	124,748	17,302	36,031	388	35,643
Other	371	1,062	(691)	—	—	—

Total operating revenues	$694,549	$633,022	$61,527	$170,852	$4,120	$166,732

Same store rental revenues increased for the year ended December 31, 2010 compared to the same period in 2009 primarily as a result of new leases at our properties during 2010 due to strong demand for datacenter space, including leases of completed redevelopment space, the largest of which was for space in 350 East Cermak Road, 365 South Randolphville Road, St. Anne’s Boulevard (3 buildings) and 2440 Marsh Lane. Rental revenue included amounts earned from leases with tel(x), a related party, of approximately $26.8 million and $20.6 million for the year ended December 31, 2010 and 2009, respectively. Same store tenant reimbursement revenues increased for the year ended December 31, 2010 as compared to the same period in 2009 primarily as a result of new leasing and higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 3 Corporate Place, 350 East Cermak Road, 600 West Seventh Street and 1500 Space Park Drive.

New property increases were caused by properties acquired during the period from January 1, 2009 to December 31, 2010. For the year ended December 31, 2010, 128 First Avenue, 2121 South Price Road, 365 Main Street, 60 & 80 Merritt Boulevard, 55 Middlesex Turnpike and 720 2nd Street contributed $115.0 million, or approximately 69%, of the total new properties increase in revenues compared to the same period in 2009.

	Same Store Year Ended December 31,			New Properties Year Ended December 31,
	2009	2008	Change	2009	2008	Change
Rental	$496,094	$403,654	$92,440	$14,850	$1,654	$13,196
Tenant reimbursements	120,265	105,121	15,144	4,871	1,633	3,238
Other	1,062	15,383	(14,321)	—	—	—

Total operating revenues	$617,421	$524,158	$93,263	$19,721	$3,287	$16,434

Same store rental revenues increased for the year ended December 31, 2009 compared to the same period in 2008 primarily as a result of new leases at our properties during 2009, the largest of which were for space in Devin Shafron Drive (three buildings), 350 East Cermak Road, 114 Rue Ambroise Croizat, 2440 Marsh Lane and Cressex 1. Same store tenant reimbursement revenues increased for the year ended December 31, 2009 compared to the same period in 2008 primarily as a result of higher utility and operating expenses being billed to our tenants in connection with new leasing, the largest occurrences of which were at 3011 Lafayette Street, Devin Shafron Drive (three buildings), 111 8th Avenue (2nd and 6th floors), 1500 Space Park Drive and 114 Rue Ambroise Croizat. The decrease in other revenue for the year ended December 31, 2009 compared to the same period in 2008 was primarily due to lease termination revenue related to an early termination of a tenant lease during the latter half of 2008.

New property increases were caused by properties acquired during the period from January 1, 2008 to December 31, 2009. For the year ended December 31, 2009, 1201 Comstock Street, Manchester Technopark, 7505 Mason King Court and 1350 Duane Avenue/3080 Raymond Street contributed $12.9 million, or approximately 78%, of the total new properties increase in revenues compared to the same period in 2008.

Expenses

Total expenses from continuing operations were as follows (in thousands):

	Year Ended December 31,			Change		Percentage Change
	2010	2009	2008	2010 v 2009	2009 vs 2008	2010 v 2009	2009 vs 2008
Rental property operating and maintenance	$251,767	$176,238	$151,147	$75,529	$25,091	42.9%	16.6%
Property taxes	44,432	36,004	31,102	8,428	4,902	23.4%	15.8%
Insurance	8,133	6,111	4,988	2,022	1,123	33.1%	22.5%
Depreciation and amortization	263,903	198,052	172,378	65,851	25,674	33.2%	14.9%
General and administrative	47,196	39,988	37,652	7,208	2,336	18.0%	6.2%
Transactions	7,438	2,177	739	5,261	1,438	241.7%	194.6%
Other	226	783	1,084	(557)	(301)	(71.1%)	(27.8%)

Total operating expenses	$623,095	$459,353	$399,090	$163,742	$60,263	35.6%	15.1%

Interest expense	$137,384	$88,442	$63,621	$48,942	$24,821	55.3%	39.0%

As shown in the same store and new properties table below, total expenses for the year ended December 31, 2010 increased compared to the same period in 2009 primarily as a result of higher same store utility and maintenance costs as well as increased depreciation and interest expense from additional redevelopment projects placed into service and from recently acquired properties. The following tables show expenses from continuing operations for same store properties and new properties (in thousands).

	Same Store Year Ended December 31,			New Properties Year Ended December 31,
	2010	2009	Change	2010	2009	Change
Rental property operating and maintenance	$196,548	$175,356	$21,192	$55,219	$882	$54,337
Property taxes	36,638	35,633	1,005	7,794	371	7,423
Insurance	6,222	6,000	222	1,911	111	1,800
Depreciation and amortization	216,011	197,191	18,820	47,892	861	47,031
General and administrative(1)	47,196	39,988	7,208	—	—	—
Transactions	—	—	—	7,438	2,177	5,261
Other	226	783	(557)	—	—	—

Total operating expenses	$502,841	$454,951	$47,890	$120,254	$4,402	$115,852

Interest expense	$133,618	$87,607	$46,011	$3,766	$835	$2,931

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.

Same store rental property operating and maintenance expenses increased in the year ended December 31, 2010 compared to the same period in 2009 primarily as a result of higher consumption and utility rates in several of our properties along with redevelopment projects being placed into service leading to higher utility expense in 2010. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and executed leasing activities of $18.0 million and $13.9 million for the years ended December 31, 2010 and 2009, respectively.

Same store depreciation and amortization expense increased in the year ended December 31, 2010 compared to the same period in 2009, principally because of depreciation of redevelopment projects that were placed into service in late 2009 and during 2010.

General and administrative expenses for the year ended December 31, 2010 increased compared to the same period in 2009 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher professional fees and marketing expenses.

Same store interest expense increased for the year ended December 31, 2010 as compared to the same period in 2009 primarily as a result of higher average outstanding debt balances during 2010 compared to 2009 primarily due to the issuance of our 5.875% Notes due 2020, the issuance of our 4.50% Notes due 2015, the issuance of our 5.50% Exchangeable Senior Debentures due 2029, or the 2029 Debentures, and draws on our Prudential shelf facility. During the year ended December 31, 2010 and 2009, we capitalized interest of approximately $10.2 million and $9.2 million, respectively.

New property increases were caused by properties acquired during the period from January 1, 2009 to December 31, 2010. For the year ended December 31, 2010, 128 First Avenue, 365 Main Street, 2121 South Price Road, 55 Middlesex Turnpike, 60 & 80 Merritt Boulevard and 720 2nd Street contributed $79.2 million, or approximately 68%, of the total new properties increase in total operating expenses compared to the same period in 2009.

Transactions expense increased in the year ended December 31, 2010 compared to the same period in 2009, principally because of expenses related to the acquisitions of the New England Portfolio and 365 Main Portfolio.

	Same Store Year Ended December 31,			New Properties Year Ended December 31,
	2009	2008	Change	2009	2008	Change
Rental property operating and maintenance	$168,182	$149,120	$19,062	$8,056	$2,027	$6,029
Property taxes	34,847	31,019	3,828	1,157	83	1,074
Insurance	5,909	4,974	935	202	14	188
Depreciation and amortization	192,622	171,826	20,796	5,430	552	4,878
General and administrative(1)	39,988	37,652	2,336	—	—	—
Transactions	—	—	—	2,177	739	1,438
Other	783	1,084	(301)	—	—	—

Total operating expenses	$442,331	$395,675	$46,656	$17,022	$3,415	$13,607

Interest expense	$87,041	$63,618	$23,423	$1,401	$3	$1,398

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.

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

Same store interest expense increased for the year ended December 31, 2009 as compared to the same period in 2008 primarily as a result of higher average outstanding debt balances during 2009 compared to 2008 due to issuance of the 2029 debentures, draws on our Prudential shelf facility, and secured financings on 3 Corporate Place, 1500 Space Park Drive, Mundells Roundabout, Cressex 1, Manchester Technopark and Clonshaugh Industrial Estate II, partially offset by a decrease in interest expense at 350 East Cermak Road due to a lower effective rate after considering the impact of an interest rate swap agreement and early paydown of the loan in March 2009. Interest capitalized during the years ended December 31, 2009 and 2008 was $9.2 million and $18.4 million, respectively.

New property increases were caused by properties acquired during the period from January 1, 2008 to December 31, 2009. For the year ended December 31, 2009, 1201 Comstock Street, Manchester Technopark, 365 S. Randolphville Road, 1350 Duane Avenue/3080 Raymond Street and 7505 Mason King Court contributed $10.7 million, or approximately 88%, in total operating expenses compared to the same period in 2008.

Liquidity and Capital Resources of the Parent Company

In this “Liquidity and Capital Resources of the Parent Company” section and in the “Liquidity and Capital Resources of the Operating Partnership” section below, the term, our “parent company”, refers to Digital Realty Trust, Inc. on an unconsolidated basis, excluding our operating partnership.

Analysis of Liquidity and Capital Resources

Our parent company’s business is operated primarily through our operating partnership of which our parent company is the sole general partner and which it consolidates for financial reporting purposes. Because our parent company operates on a consolidated basis with our operating partnership, the section entitled “Liquidity and Capital Resources of the Operating Partnership” should be read in conjunction with this section to understand the liquidity and capital resources of our parent company on a consolidated basis and how our company is operated as a whole.

Our parent company issues public equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company which are fully reimbursed by the operating partnership. Our parent company itself does not hold any indebtedness other than guarantees of indebtedness of our operating partnership, and its only material asset is its ownership of partnership interests of our operating partnership. Therefore, the consolidated assets and liabilities and the consolidated revenues and expenses of our parent company and our operating partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by our parent company. However, all debt is held directly or indirectly at the operating partnership level. Our parent company’s principal funding requirement is the payment of dividends on its common and preferred shares. Our parent company’s principal source of funding for its dividend payments is distributions it receives from our operating partnership.

As the sole general partner of our operating partnership, our parent company has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control. Our parent company causes our operating partnership to distribute such portion of its available cash as our parent company may in its discretion determine, in the manner provided in our operating partnership’s partnership agreement. Our parent company receives proceeds from its equity issuances from time to time, but is required by our operating partnership’s partnership agreement to contribute the proceeds from its equity issuances to our operating partnership in exchange for partnership units of our operating partnership.

Our parent company is a well-known seasoned issuer with an effective shelf registration statement filed on May 1, 2009, as amended by Post-Effective Amendment No. 1 filed on November 15, 2010, that allows our parent company to register unspecified various classes of equity securities. As circumstances warrant, our parent company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. Any proceeds from such equity issuances would be contributed to our operating partnership in exchange for additional equity interests in our operating partnership. Our operating partnership may use the proceeds to acquire additional properties, to fund development and redevelopment opportunities and for general working capital purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or preferred securities.

The liquidity of our parent company is dependent on our operating partnership’s ability to make sufficient distributions to our parent company. The primary cash requirement of our parent company is its payment of dividends to its stockholders. Our parent company also guarantees some of our operating partnership’s unsecured debt. If our operating partnership fails to fulfill its debt requirements, which trigger parent company guarantee obligations, then our parent company will be required to fulfill its cash payment commitments under such guarantees. However, our parent company’s only asset is its investment in our operating partnership.

We believe our operating partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured revolving credit facility, are adequate for it to make its distribution payments to our parent company and, in turn, for our parent company to make its dividend payments to its stockholders. However, we cannot assure you that our operating partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to our parent company. The unavailability of capital could adversely affect our operating partnership’s ability to pay its distributions to our parent company, which would in turn, adversely affect our parent company’s ability to pay cash dividends to its stockholders.

On December 31, 2009, our parent company entered into equity distribution agreements, which we refer to as the Original Equity Distribution Agreements, with each of Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, or the Original Agents, under which it could issue and sell shares of its common stock having an aggregate offering price of up to $400,000,000 from time to time through, at its discretion, any of the Original Agents as its sales agents. On January 22, 2010, our parent company amended and restated each Original Equity Distribution Agreement with the applicable Original Agent, and also entered into a new equity distribution agreement with Morgan Stanley & Co. Incorporated, or collectively the Equity Distribution Agreements, under which it may issue and sell shares of its common stock having an aggregate offering price of up to $400,000,000 (including the approximately 1.1 million shares of common stock having an aggregate offering price of approximately $54.3 million sold pursuant to the Original Equity Distribution Agreements as of January 22, 2010), from time to time through, at its discretion, any of the Original Agents or Morgan Stanley & Co. Incorporated as its sales agents. The sales of common stock made under the Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Our parent company has used and intends to use the proceeds from the sale of shares pursuant to the Equity Distribution Agreements to temporarily repay borrowings under our operating partnership’s revolving credit facility, to acquire additional properties, to fund development and redevelopment opportunities and for general corporate purposes, including potentially the repayment or repurchase of outstanding debt. From January 1, 2010 through December 31, 2010, our parent company generated net proceeds of approximately $217.1 million from the issuance of approximately 3.8 million common shares under the Equity Distribution Agreements at an average price of $57.66 per share after payment of approximately $3.3 million of commissions to the sales agents. The proceeds from the issuances were contributed to our operating partnership in exchange for the issuance of 3.8 million common units to our parent company.

On June 8, 2010, our parent company completed an offering of 6,900,000 shares of its common stock for total net proceeds, after deducting discounts and estimated expenses, of approximately $377.1 million. Our parent company contributed the net proceeds from this offering to our operating partnership in exchange for 6,900,000 common units, as required by our operating partnership’s partnership agreement.

On June 14, 2010, our parent company issued 1,160,950 privately issued shares of its common stock, par value $0.01 per share, to our operating partnership, and our operating partnership delivered the shares and paid an incentive fee equal to $184,800 and accrued and unpaid interest equal to $503,965 in exchange for $36,960,000 in aggregate principal amount of the 2026 debentures held by an institutional investor pursuant to an exchange agreement, dated June 14, 2010, by and among our parent company, our operating partnership and such institutional investor.

On July 22, 2010, our parent company distributed a Notice of Redemption to all holders of record of its outstanding 8.50% Series A Cumulative Redeemable Preferred Stock, or the Series A Preferred Stock, regarding its redemption of all 4,140,000 outstanding shares of the Series A Preferred Stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends. The redemption date was August 24, 2010. Our parent company funded the redemption with borrowings under our operating partnership’s revolving credit facility, which our operating partnership distributed to our parent company in connection with our operating partnership’s redemption of all 4,140,000 of its outstanding 8.50% Series A Cumulative Redeemable Preferred Units held by our parent company.

On July 27, 2010, our parent company issued 236,444 privately issued shares of its common stock, par value $0.01 per share, to our operating partnership, and our operating partnership delivered the shares and paid an incentive fee equal to $37,516 and accrued and unpaid interest equal to $138,360 in exchange for $7,500,000 in aggregate principal amount of the 2026 debentures held by an institutional investor pursuant to an exchange agreement, dated July 27, 2010, by and among our parent company, our operating partnership and such institutional investor.

In two settlements on August 30, 2010 and September 1, 2010, our parent company issued an aggregate of 436,539 privately issued shares of its common stock, par value $0.01 per share, to our operating partnership, and our operating partnership delivered the shares and paid an aggregate incentive fee equal to $91,062 and aggregate accrued and unpaid interest equal to $25,157 in exchange for $13,847,000 in aggregate principal amount of the 2026 debentures held by an institutional investor pursuant to an exchange agreement, dated August 30, 2010, by and among our parent company, our operating partnership and such institutional investor.

On September 17, 2010, our parent company issued 28,496 privately issued shares of its common stock, par value $0.01 per share, to our operating partnership, and our operating partnership delivered the shares and paid an incentive fee equal to $5,919 and accrued and unpaid interest equal to $3,197 in exchange for $900,000 in aggregate principal amount of the 2026 debentures held by an institutional investor pursuant to an exchange agreement, dated September 17, 2010, by and among our parent company, our operating partnership and such institutional investor.

On September 24, 2010, our parent company issued 94,990 privately issued shares of its common stock, par value $0.01 per share, to our operating partnership, and our operating partnership delivered the shares and paid an incentive fee equal to $19,500 and accrued and unpaid interest equal to $13,406 in exchange for $3,000,000 in aggregate principal amount of the 2026 debentures held by an institutional investor pursuant to an exchange agreement, dated September 24, 2010, by and among our parent company, our operating partnership and such institutional investor.

On November 9, 2010, our parent company distributed a Notice of Redemption to all holders of record of its outstanding 7.875% Series B Cumulative Redeemable Preferred Stock, or the Series B Preferred Stock, regarding its redemption of all 2,530,000 outstanding shares of the Series B Preferred Stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends. The redemption date was December 10, 2010. Our parent company funded the redemption with borrowings under our operating partnership’s revolving credit facility, which our operating partnership distributed to our parent company in connection with our operating partnership’s redemption of all 2,530,000 of its outstanding 7.875% Series B Cumulative Redeemable Preferred Units held by our parent company.

On November 16, 2010, our parent company issued 72,826 privately issued shares of its common stock, par value $0.01 per share, to our operating partnership, and our operating partnership delivered the shares and paid an incentive fee equal to $15,125 and accrued and unpaid interest equal to $23,719 in exchange for $2,300,000 in aggregate principal amount of the 2026 debentures held by an institutional investor pursuant to an exchange agreement, dated November 16, 2010, by and among our parent company, our operating partnership and such institutional investor.

On November 19, 2010, our parent company issued 601,127 privately issued shares of its common stock, par value $0.01 per share, to our operating partnership, and our operating partnership delivered the shares and paid an incentive fee equal to $189,889 and accrued and unpaid interest equal to $204,484 in exchange for $18,985,000 in aggregate principal amount of the 2026 debentures held by an institutional investor pursuant to an exchange agreement, dated November 19, 2010, by and among our parent company, our operating partnership and such institutional investor.

Future Uses of Cash

Our parent company may from time to time seek to retire, redeem or repurchase its preferred equity or the debt securities of our operating partnership through cash purchases and/or exchanges for equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases, redemptions or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions or other factors. The amounts involved may be material.

We are also subject to the commitments discussed below under “Dividends and Distributions.”

Dividends and Distributions

Our parent company is required to distribute 90% of its taxable income (excluding capital gains) on an annual basis in order for it to continue to qualify as a REIT for federal income tax purposes. Accordingly, our parent company intends to make, but is not contractually bound to make, regular quarterly distributions to its preferred stockholders and common stockholders from cash flow from our operating partnership’s operating activities. All such distributions are at the discretion of our parent company’s board of directors. Our parent company considers market factors and our operating partnership’s performance in addition to REIT requirements in determining distribution levels. Our parent company has distributed 100% of its taxable income since inception to minimize corporate level federal income taxes. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our parent company’s status as a REIT. The exchange rate on the 2026 debentures, the exchange rate on the 2029 debentures, the conversion rate on our parent company’s series C cumulative convertible preferred stock and the conversion rate on our parent company’s series D cumulative convertible preferred stock are each subject to adjustment for certain events, including, but not limited to, certain dividends on our parent company’s common stock in excess of $0.265 per share per quarter, $0.33 per share per quarter, $0.28625 per share per quarter and $0.31 per share per quarter, respectively. Therefore, the declaration and payment of quarterly dividends by our parent company in excess of these thresholds may increase the dilutive impact of our operating partnership’s exchangeable debentures and our parent company’s convertible preferred stock on our parent company’s common stockholders.

While historically our parent company has satisfied this distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, our parent company’s own shares. As a result of this distribution requirement, our operating partnership cannot rely on retained earnings to fund its on-going operations to the same extent that other companies whose parent companies are not REITs can. Our parent company may need to continue to raise capital in the equity markets to fund our operating partnership’s working capital needs, as well as potential developments at new or existing properties, acquisitions or investments in existing or newly created joint ventures. In addition, our parent company may be required to use borrowings under our operating partnership’s revolving credit facility, if necessary, to meet REIT distribution requirements and maintain our parent company’s REIT status.

Our parent company has declared the following dividends on its common and preferred stock for the years ended December 31, 2010, 2009 and 2008 (in thousands):

Date dividend declared	Dividend payable date	Series A Preferred Stock(1)		Series B Preferred Stock(2)		Series C Preferred Stock(3)	Series D Preferred Stock(4)	Common Stock
February 25, 2008	March 31, 2008	2,199		1,246		1,914	2,899	20,295	(5)
May 5, 2008	June 30, 2008	2,199		1,246		1,914	4,744	20,512	(5)
August 4, 2008	September 30, 2008	2,199		1,246		1,914	4,744	22,491	(5)
November 4, 2008	December 31, 2008 for Series A, B, C and D Preferred Stock; January 7, 2009 for Common Stock	2,199		1,246		1,914	4,744	24,150	(6)

Total—2008		$8,796		$4,984		$7,656	$17,131	$87,448

February 24, 2009	March 31, 2009	2,199		1,246		1,914	4,742	25,077	(6)
April 28, 2009	June 30, 2009	2,199		1,246		1,914	4,742	25,126	(6)
July 28, 2009	September 30, 2009	2,199		1,246		1,914	4,742	27,502	(7)
October 27, 2009	December 31, 2009 for Series A, B, C and D Preferred Stock; January 15, 2010 for Common Stock	2,199		1,246		1,914	4,742	34,561	(8)

Total—2009		$8,796		$4,984		$7,656	$18,968	$112,266

February 23, 2010	March 31, 2010	2,199		1,246		1,914	4,742	37,512	(9)
April 27, 2010	June 30, 2010	2,199		1,246		1,914	4,742	41,783	(9)
July 19, 2010	September 30, 2010	—	(10)	1,246		1,914	4,739	47,024	(11)
November 2, 2010	December 31, 2010 for Series C and D Preferred Stock; January 14, 2011 for Common Stock	—		—	(12)	1,914	4,739	48,297	(11)

Total—2010		$4,398		$3,738		$7,656	$18,962	$174,616

(1)	$2.125 annual rate of dividend per share.
(2)	$1.969 annual rate of dividend per share.
(3)	$1.094 annual rate of dividend per share.
(4)	$1.375 annual rate of dividend per share.
(5)	$1.240 annual rate of dividend per share.
(6)	$1.320 annual rate of dividend per share.
(7)	$1.440 annual rate of dividend per share.
(8)	$1.800 annual rate of dividend per share.
(9)	$1.920 annual rate of dividend per share.
(10)	Redeemed on August 24, 2010 for a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date of approximately $1.3 million. In connection with the redemption, the previously incurred offering costs of approximately $4.2 million were written-off and deducted in the computation of net income available to common stockholders.
(11)	$2.120 annual rate of dividend per share.

(12)	Redeemed on December 10, 2010 for a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date of approximately $1.0 million. In connection with the redemption, the previously incurred offering costs of approximately $2.7 million were written-off and deducted in the computation of net income available to common stockholders.

Distributions out of our current or accumulated earnings and profits are generally classified as ordinary income whereas distributions in excess of our current and accumulated earnings and profits, to the extent of a stockholder’s U.S. federal income tax basis in our parent company’s stock, are generally classified as a return of capital. Distributions in excess of a stockholder’s U.S. federal income tax basis in our parent company’s stock are generally characterized as capital gain. Cash provided by operating activities has been sufficient to fund all distributions.

All distributions paid on our parent company’s common and preferred stock in 2010, 2009 and 2008 were classified as ordinary income for income tax purposes.

Liquidity and Capital Resources of the Operating Partnership

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we”, “our” and “us” refer to our operating partnership together with its consolidated subsidiaries or our operating partnership and our parent company together with their consolidated subsidiaries, as the text requires.

Analysis of Liquidity and Capital Resources

Our parent company is our sole general partner and consolidates our results of operations for financial reporting purposes. Because we operate on a consolidated basis with our parent company, the section entitled “Liquidity and Capital Resources of the Parent Company” should be read in conjunction with this section to understand our liquidity and capital resources on a consolidated basis.

As of December 31, 2010, we had $11.7 million of cash and cash equivalents, excluding $60.1 million of restricted cash. Restricted cash primarily consists of interest-bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements, as well as capital expenditures.

Our short-term liquidity requirements primarily consist of operating expenses, redevelopment costs and other expenditures associated with our properties, distributions to our parent company in order for it to make dividend payments on its preferred stock, distributions to our parent company in order for it to make dividend payments to its stockholders required to maintain its REIT status, distributions to the unitholders in our operating partnership, capital expenditures, debt service on our loans and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, restricted cash accounts established for certain future payments and by drawing upon our revolving credit facility.

As of December 31, 2010, our revolving credit facility had a total capacity of $750.0 million. Effective August 31, 2010, we exercised the first of two one-year extension options to our revolving credit facility, which extends its maturity date from August 31, 2010 to August 31, 2011. The bank group is obligated to grant extension options provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility. As of December 31, 2010, borrowings under the revolving credit facility bore interest at a blended rate of 1.40% (U.S) and 1.69% (GBP), which are based primarily on 1-month LIBOR and 1-month GBP LIBOR, respectively, plus a margin of 1.10%. The revolving credit facility has a $515.0 million sub-facility for multicurrency advances in British Pounds Sterling, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes. As of December 31, 2010, approximately $333.5 million was drawn under this facility, and $29.9 million of letters of credit were issued, leaving approximately $386.5 million available for use.

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

On June 30, 2010, we completed an amendment to our Prudential shelf facility, the terms of which are substantially the same as the amendment to our revolving credit facility described above. On December 8, 2010, we completed a second amendment increasing the capacity of the Prudential shelf facility from $200.0 million to $250.0 million.

For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.

On January 20, 2010, we closed the sale of $100.0 million aggregate principal amount of our senior unsecured term notes to Prudential Investment Management, Inc. and certain of its affiliates, or, collectively, Prudential, pursuant to the Prudential shelf facility. The notes were issued in two series referred to as the series D and series E notes. The series D notes have a principal amount of $50.0 million, an interest-only rate of 4.57% per annum and a five-year maturity, and the series E notes have a principal amount of $50.0 million, an interest-only rate of 5.73% per annum and a seven-year maturity. On February 3, 2010, we closed the sale of an additional $17.0 million aggregate principal amount of our senior unsecured term notes, which we refer to as the series F notes, to Prudential pursuant to the Prudential shelf facility. The series F notes have an interest-only rate of 4.50% per annum and a five-year maturity. We used the proceeds of the series D, series E and series F notes to fund acquisitions, to temporarily repay borrowings under our revolving credit facility, to fund working capital and for general corporate purposes.

On January 22, 2010, our parent company entered into the Equity Distribution Agreements discussed under “Liquidity and Capital Resources of the Parent Company” above. From January 1, 2010 through December 31, 2010, our parent company generated net proceeds of approximately $217.1 million from the issuance of approximately 3.8 million common shares under the Equity Distribution Agreements at an average price of $57.66 per share after payment of approximately $3.3 million of commissions to the sales agents. The proceeds from the issuances were contributed to us in exchange for the issuance of 3.8 million common units to our parent company.

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

On January 28, 2010, we closed the issuance of $500.0 million aggregate principal amount of the 2020 notes. The purchase price paid by the initial purchasers was 98.296% of the principal amount thereof. The notes are our general unsecured senior obligations, rank equally in right of payment with all our other senior unsecured indebtedness and are fully and unconditionally guaranteed by our parent company. Interest on the notes is payable on February 1 and August 1 of each year, beginning on August 1, 2010. The net proceeds from the offering after deducting the original issue discount, underwriting commissions and estimated expenses was approximately $487.1 million. We used the net proceeds from the offering to temporarily repay our borrowings under our revolving credit facility, fund development and redevelopment opportunities, fund working capital and for general corporate purposes.

On June 8, 2010, our parent company completed an offering of 6,900,000 shares of common stock for total net proceeds, after deducting discounts and estimated expenses, of approximately $377.1 million. Our parent company contributed the net proceeds from this offering to us in exchange for 6,900,000 common units, as required by our partnership agreement. We used a portion of the net proceeds from the offering to fund a portion of the acquisition of the 365 Main Portfolio, described below, and the balance of the proceeds to acquire additional properties, to fund development and redevelopment opportunities and for general working capital purposes.

On June 14, 2010, our parent company issued 1,160,950 privately issued shares of its common stock, par value $0.01 per share, to us, and we delivered the shares and paid an incentive fee equal to $184,800 and accrued and unpaid interest equal to $503,965 in exchange for $36,960,000 in aggregate principal amount of the 2026 debentures held by an institutional investor pursuant to an exchange agreement, dated June 14, 2010, by and among us, our parent company and such institutional investor.

On July 8, 2010, we closed the issuance of $375.0 million aggregate principal amount of the 2015 notes. The purchase price paid by the initial purchasers was 99.697% of the principal amount thereof. The notes are our general unsecured senior obligations, rank equally in right of payment with all our other senior unsecured indebtedness and are fully and unconditionally guaranteed by our parent company. Interest on the notes is payable on January 15 and July 15 of each year, beginning on January 15, 2011. The net proceeds from the offering after deducting the original issue discount, underwriting commissions and estimated expenses was approximately $370.8 million. We used the net proceeds from the offering to fund a portion of the acquisition of the 365 Main Portfolio, described below.

On July 13, 2010, we completed the acquisition of a five-property datacenter portfolio located in California, Arizona and Virginia, which we refer to as the Rockwood Capital/365 Main Portfolio. The purchase price was approximately $725.0 million and was funded with proceeds from our parent company’s common stock offering in June 2010 and our notes offering in July 2010 along with borrowings under our revolving credit facility.

On July 22, 2010, our parent company distributed a Notice of Redemption to all holders of record of its outstanding 8.50% Series A Cumulative Redeemable Preferred Stock, or the Series A Preferred Stock, regarding its redemption of all 4,140,000 outstanding shares of the Series A Preferred Stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends. The redemption date was August 24, 2010. We funded the redemption with borrowings under our revolving credit facility, which we distributed to our parent company in connection with our redemption of all 4,140,000 of our outstanding 8.50% Series A Cumulative Redeemable Preferred Units held by our parent company.

On July 27, 2010, our parent company issued 236,444 privately issued shares of its common stock, par value $0.01 per share, to us, and we delivered the shares and paid an incentive fee equal to $37,516 and accrued and unpaid interest equal to $138,360 in exchange for $7,500,000 in aggregate principal amount of the 2026 debentures held by an institutional investor pursuant to an exchange agreement, dated July 27, 2010, by and among us, our parent company and such institutional investor.

On August 5, 2010, we acquired a 50% controlling interest in a joint venture that owns 800 Central Expressway, a vacant 150,000 square foot shell building that was added to our inventory of space held for redevelopment. Upon obtaining control of the joint venture, we consolidated the joint venture which included a property with an estimated fair value of $27.1 million, $2.1 million of restricted cash, and $23.9 million of secured loans which were paid down to $20.5 million in connection with our acquisition. In addition, each member subsequently contributed $8.8 million to fund a lender required impound account to be used to fund future expected redevelopment costs.

On August 5, 2010, we acquired a 50% noncontrolling common interest in a joint venture for approximately $6.0 million that owns 700 and 750 Central Expressway, two fully leased office buildings comprising approximately 300,000 square feet. The joint venture is encumbered by $29.1 million of secured loans. We made a $4.1 million preferred equity contribution to the joint venture which was used to pay down the secured loans to $25 million. We have the option to put our common interest back to the other member, subject to certain conditions, at a price equal to our initial common interest contribution of $6.0 million.

On August 19, 2010, we acquired two fully leased datacenter properties for a purchase price of $50.3 million. The first property is 2950 Zanker Road, located in San Jose, California, and totals approximately 69,700 rentable square feet. The second property is 900 Dorothy Drive, located in Richardson, Texas, and totals over 56,000 rentable square feet. The acquisition was financed with cash on hand and borrowings under our revolving credit facility.

In two settlements on August 30, 2010 and September 1, 2010, our parent company issued an aggregate of 436,539 privately issued shares of its common stock, par value $0.01 per share, to us, and we delivered the shares and paid an aggregate incentive fee equal to $91,062 and aggregate accrued and unpaid interest equal to $25,157 in exchange for $13,847,000 in aggregate principal amount of the 2026 debentures held by an institutional investor pursuant to an exchange agreement, dated August 30, 2010, by and among us, our parent company and such institutional investor.

On September 17, 2010, our parent company issued 28,496 privately issued shares of its common stock, par value $0.01 per share, to us, and we delivered the shares and paid an incentive fee equal to $5,919 and accrued and unpaid interest equal to $3,197 in exchange for $900,000 in aggregate principal amount of the 2026 debentures held by an institutional investor pursuant to an exchange agreement, dated September 17, 2010, by and among us, our parent company and such institutional investor.

On September 24, 2010, our parent company issued 94,990 privately issued shares of its common stock, par value $0.01 per share, to us, and we delivered the shares and paid an incentive fee equal to $19,500 and accrued and unpaid interest equal to $13,406 in exchange for $3,000,000 in aggregate principal amount of the 2026 debentures held by an institutional investor pursuant to an exchange agreement, dated September 24, 2010, by and among us, our parent company and such institutional investor.

On November 9, 2010, our parent company distributed a Notice of Redemption to all holders of record of its outstanding 7.875% Series B Cumulative Redeemable Preferred Stock, or the Series B Preferred Stock, regarding its redemption of all 2,530,000 outstanding shares of the Series B Preferred Stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends. The redemption date was December 10, 2010. We funded the redemption with borrowings under our revolving credit facility, which we distributed to our parent company in connection with our redemption of all 2,530,000 of our outstanding 7.875% Series B Cumulative Redeemable Preferred Units held by our parent company.

On November 16, 2010, our parent company issued 72,826 privately issued shares of its common stock, par value $0.01 per share, to us, and we delivered the shares and paid an incentive fee equal to $15,125 and accrued and unpaid interest equal to $23,719 in exchange for $2,300,000 in aggregate principal amount of the 2026 debentures held by an institutional investor pursuant to an exchange agreement, dated November 16, 2010, by and among us, our parent company and such institutional investor.

On November 19, 2010, our parent company issued 601,127 privately issued shares of its common stock, par value $0.01 per share, to us, and we delivered the shares and paid an incentive fee equal to $189,889 and accrued and unpaid interest equal to $204,484 in exchange for $18,985,000 in aggregate principal amount of the 2026 debentures held by an institutional investor pursuant to an exchange agreement, dated November 19, 2010, by and among us, our parent company and such institutional investor.

On November 23, 2010, we completed the acquisition of a datacenter in Singapore for approximately SGD174.4 million, or approximately $132.7 million based on the exchange rate in effect on November 23, 2010. The acquisition was financed with borrowings under our revolving credit facility.

Construction

As of December 31, 2010 and December 31, 2009, work in progress, including the proportionate land and property costs related to current construction projects, amounted to $202.0 million, or $274.8 million including construction accruals and certain capitalized costs, and $156.2 million, or $187.1 million including construction accruals and certain capitalized costs, respectively. Separately, our redevelopment program included the proportionate land and building costs related to other targeted projects in the amount of $184.0 million and $88.6 million as of December 31, 2010 and December 31, 2009, respectively. Work in progress related to non-redevelopment projects, primarily tenant and building improvements, amounted to $2.0 million and $0.4 million as of December 31, 2010 and December 31, 2009, respectively.

Future Uses of Cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of December 31, 2010, we had approximately 2.2 million square feet of redevelopment space and we also owned approximately 193,000 net rentable square feet of datacenter space with extensive installed tenant improvements that we may subdivide for Turn-Key Datacenter® use during the next two years rather than lease to large single tenants. Turn-Key Datacenter® space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Datacenter® space, we expect to incur significant tenant improvement costs to build out and redevelop these types of spaces. At December 31, 2010, approximately 532,000 square feet of our space held for redevelopment was under construction for Turn-Key Datacenter, Powered Base Building® and build-to-suit space in seven U.S. markets and three European markets. At December 31, 2010, we had commitments under construction contracts for approximately $91.4 million. We currently expect to incur approximately $450.0 million to $525.0 million of capital expenditures for our redevelopment program during the year ended December 31, 2011, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

We are also subject to the commitments discussed below under “Commitments and Contingencies,” “Off-Balance Sheet Arrangements” and “Distributions.”

Consistent with our growth strategy, we actively pursue opportunities for potential acquisitions, with due diligence and negotiations often at different stages at different times. The dollar value of acquisitions for the year ending December 31, 2011 will be based on numerous factors, including tenant demand, leasing results, availability of debt or equity capital and acquisition opportunities.

We may from time to time seek to retire or repurchase our outstanding debt or the preferred equity of our parent company through cash purchases and/or exchanges for equity securities of our parent company in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions or other factors. The amounts involved may be material.

We expect to meet our short- and long-term liquidity requirements, including to pay for scheduled debt maturities and to fund property acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our parent company. We also may fund future short- and long-term liquidity requirements, including property acquisitions and non- recurring capital improvements using our revolving credit facility pending permanent financing. If we are not able to obtain additional financing on terms attractive to us, or at all, including as a result of the circumstances described above under “Factors Which May Influence Future Results of Operations—Global market and economic conditions”, we may be required to reduce our acquisition or capital expenditure plans, which could have a material adverse effect upon our business and results of operations.

Properties Acquired During 2010

During the year ended December 31, 2010 we acquired or made investments in the following properties:

Acquisitions

Location	Metropolitan Area	Date Acquired	Amount (in millions)
New England Portfolio(1)	Various (1)	January 22, 2010	$375.0
1725 Comstock Street	Silicon Valley	April 30, 2010	14.1
3105/3115 Alfred Street	Silicon Valley	May 24, 2010	10.0
Cateringweg 5(2)	Amsterdam	June 17, 2010	6.4
365 Main Portfolio(3)	Various (4)	July 13, 2010	725.0
800 Central Expressway(4)	Silicon Valley	August 5, 2010	27.1
2950 Zanker Road/900 Dorothy Drive	Silicon Valley/Dallas	August 19, 2010	50.3
29A International Business Park(5)	Singapore	November 23, 2010	132.7

			$1,340.6

Investments

Location	Metropolitan Area	Date of Investment	Amount (in millions)
700/750 Central Expressway(6)	Silicon Valley	August 5, 2010	$10.3

(1)	The New England Portfolio consists of 55 Middlesex Turnpike, Bedford, Massachusetts and a 100% condominium interest that represents 87.5% of the square footage of 128 First Avenue, Needham, Massachusetts, both located in the Boston metropolitan area, as well as 60-80 Merritt Boulevard, Trumbull, Connecticut, located in the New York Metro area. The New England Portfolio is considered three properties for our property count.
(2)	A land parcel subject to a ground lease along with a vacant shell building.
(3)

The 365 Main Portfolio consists of 365 Main Street, San Francisco, California and 720 2nd Street, Oakland, California, both located in the San Francisco metropolitan area; 2260 East El Segundo Boulevard, El Segundo, California, located in the Los Angeles metropolitan area; 2121 South Price Road, Chandler, Arizona, located in the Phoenix metropolitan area; and 4030-4050 Lafayette Center Drive, Chantilly, Virginia, located in the Northern Virginia metropolitan area. The 365 Main Portfolio is considered five properties for our property count.

(4)	In August 2010, we acquired a 50% controlling interest in a joint venture formed to own and redevelop 800 Central Expressway. The other noncontrolling 50% member contributed land and a vacant building with a fair market value of approximately $27.1 million, lender required impound accounts of approximately $2.1 million, a mortgage loan of $13.4 million and a mezzanine loan of approximately $10.5 million. At close, the joint venture refinanced the assumed debt which included a principal paydown of approximately $3.4 million. Since we have a controlling interest in the joint venture, we have consolidated the joint venture and presented the member interest not owned by us of approximately $2.6 million as noncontrolling interest in consolidated joint venture.
(5)

This acquisition lacked key inputs to qualify as a business combination under purchase accounting guidance, and has therefore been accounted for as an asset acquisition, not a business combination. As part of the asset acquisition, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined. As of December 31, 2010, construction is not complete and there have been no leases executed that would cause an amount to become probable of payment and therefore no amount is accrued as of December 31, 2010. The maximum amount that could be earned by the seller is S$50.0 million (or approximately $39.0 million based on the exchange rate as of December 31, 2010). The earnout contingency expires in November 2020.

(6)	In August 2010, we made an initial cash contribution of approximately $6.0 million to acquire a 50% common interest in a joint venture formed to own and operate two fully leased office buildings located at 700 and 750 Central Expressway. The other 50% common member contributed the fully leased properties, mortgage loan of approximately $24.1 million and a mezzanine loan of approximately $5.0 million. At close, the joint venture refinanced the assumed debt which included a principal paydown of approximately $4.1 million. The debt paydown was funded by our preferred equity contribution which is entitled to an 11% preferred return. Each member has guaranteed their proportionate share of the remaining debt balance of $25.0 million. Subject to certain conditions in the joint venture’s operating agreement, we have the right to put our common interest in the joint venture to the other member at a price equal to our initial contribution amount of $6.0 million. We have concluded that the joint venture is a variable interest entity primarily due to the fact that we have participating voting rights through our common interest, but the common interest is not considered to be equity due to the fixed price put option. The other member explicitly and implicitly bears 100% of the common equity risk. In addition, the other member, as the manager of the joint venture has more power than the operating partnership to direct the activities that most significantly impact the joint venture’s economic performance, and therefore was determined to be the primary beneficiary. Our maximum exposure to loss in the joint venture is our common and preferred investment totaling $10.3 million and our share of the joint venture’s debt of $12.5 million. Upon our exercise of our put option, our exposure to loss will be limited to the remaining balance of our preferred interest in the joint venture. We have accounted for our variable interest in the joint venture under the equity method of accounting and it is presented as an investment in unconsolidated joint venture in the accompanying consolidated balance sheet.

Distributions

All distributions on our units are at the discretion of our parent company’s board of directors. In 2010, 2009 and 2008, our operating partnership declared the following distributions (in thousands):

Date distribution declared	Distribution payable date	Series A Preferred Unit(1)		Series B Preferred Unit(2)		Series C Preferred Unit(3)	Series D Preferred Unit(4)	Common Units
February 25, 2008	March 31, 2008	$2,199		$1,246		$1,914	$2,899	$22,418	(5)
May 5, 2008	June 30, 2008	2,199		1,246		1,914	4,744	22,444	(5)
August 4, 2008	September 30, 2008	2,199		1,246		1,914	4,744	24,258	(5)
November 4, 2008	December 31, 2008 for Series A, B, C and D Preferred Units; January 7, 2009 for Common Units	2,199		1,246		1,914	4,744	26,102	(6)

Total—2008		$8,796		$4,984		$7,656	$17,131	$95,222

February 24, 2009	March 31, 2009	2,199		1,246		1,914	4,742	27,053	(6)
April 28, 2009	June 30, 2009	2,199		1,246		1,914	4,742	27,064	(6)
July 28, 2009	September 30, 2009	2,199		1,246		1,914	4,742	29,575	(7)
October 27, 2009	December 31, 2009 for Series A, B, C and D Preferred Units; January 15, 2010 for Common Units	2,199		1,246		1,914	4,742	37,004	(8)

Total—2009		$8,796		$4,984		$7,656	$18,968	$120,696

February 23, 2010	March 31, 2010	2,199		1,246		1,914	4,742	40,143	(9)
April 27, 2010	June 30, 2010	2,199		1,246		1,914	4,742	44,442	(9)
July 19, 2010	September 30, 2010	—	(10)	1,246		1,914	4,739	49,960	(11)
November 2, 2010	December 31, 2010 for Series C and D Preferred Units; January 14, 2011 for Common Units	—		—	(12)	1,914	4,739	51,210	(11)

Total—2010		$4,398		$3,738		$7,656	$18,962	$185,755

(1)	$2.125 annual rate of distribution per unit.
(2)	$1.969 annual rate of distribution per unit.
(3)	$1.094 annual rate of distribution per unit.
(4)	$1.375 annual rate of distribution per unit.
(5)	$1.240 annual rate of distribution per unit.
(6)	$1.320 annual rate of distribution per unit.
(7)	$1.440 annual rate of distribution per unit.
(8)	$1.800 annual rate of distribution per unit.
(9)	$1.920 annual rate of distribution per unit.
(10)	Redeemed on August 24, 2010 for a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date of approximately $1.3 million. In connection with the redemption, the previously incurred offering costs of approximately $4.2 million were written-off and deducted in the computation of net income available to common unitholders.
(11)	$2.120 annual rate of distribution per unit.
(12)	Redeemed on December 10, 2010 for a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date of approximately $1.0 million. In connection with the redemption, the previously incurred offering costs of approximately $2.7 million were written-off and deducted in the computation of net income available to common unitholders.

Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the leases of the 192,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2012. We made payments of approximately $4.7 million, $41,000 and $41,000 to the seller during the years ended December 31, 2010, 2009 and 2008, respectively. We have recorded approximately $2.3 million and $2.1 million for this contingent liability on our consolidated balance sheet at December 31, 2010 and December 31, 2009, respectively.

As part of the acquisition of Clonshaugh Industrial Estate I, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10-year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other liabilities include $1.3 million for this liability as of December 31, 2010 and 2009. During the years ended December 31, 2010, 2009 and 2008, we paid approximately $0.1 million, $0.2 million and $0.2 million, respectively, to the seller.

As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined. As of December 31, 2010, construction is not complete and there have been no leases executed that would cause an amount to become probable of payment and therefore no amount is accrued as of December 31, 2010. The maximum amount that could be earned by the seller is S$50.0 million (or approximately $39.0 million based on the exchange rate as of December 31, 2010). The earnout contingency expires in November 2020.

As of December 31, 2010, we were a party to interest rate cap and swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 7A, Quantitative and Qualitative Disclosures about Market Risk below.

The following table summarizes our debt, interest, lease and construction contract payments due by period as of December 31, 2010 (dollars in thousands):

Obligation	Total	2011	2012-2013	2014-2015	Thereafter
Long-term debt principal payments(1)	$2,816,278	$577,903	$357,857	$1,000,422	$880,096
Interest payable(2)	682,118	137,492	237,311	160,594	146,721
Ground leases(3)	49,247	1,181	2,362	2,362	43,342
Operating leases	34,095	6,740	12,107	6,204	9,044
Construction contracts(4)	91,367	91,367	—	—	—

	$3,673,105	$814,683	$609,637	$1,169,582	$1,079,203

(1)	Includes $333.5 million of borrowings under our revolving credit facility, which is due to mature in August 2011, and excludes $1.1 million of net loan premiums related to assumed mortgage loans, $1.5 million discount on the 2026 debentures, $7.9 million discount on the 2020 Notes and $1.0 million discount on the 2015 Notes. Effective August 31, 2010, we exercised the first of two one-year extension options to our revolving credit facility, which extends its maturity date from August 31, 2010 to August 31, 2011.
(2)	Interest payable is based on the interest rate in effect on December 31, 2010, including the effect of interest rate swaps. Interest payable excluding the effect of interest rate swaps is as follows (in thousands):

2011	$131,560
2012-2013	230,317
2014-2015	159,782
Thereafter	146,721

$668,380

(3)	This is comprised of ground lease payments on 2010 East Centennial Circle, Chemin de l’Epinglier 2, Clonshaugh Industrial Estate I and II, Paul van Vlissingenstraat 16, Gyroscoopweg 2E-2F, Manchester Technopark and 29A International Business Park. After February 2036, rent for the remaining term of the 2010 East Centennial Circle ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information. After December 2036, rent for the remaining term of the Naritaweg 52 ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information. The Chemin de l’Epinglier 2 ground lease which expires in July 2074 contains potential inflation increases which are not reflected in the table above. The Paul van Vlissingenstraat 16, Chemin de l’Epinglier 2, Gyroscoopweg 2E-2F and Clonshaugh Industrial Estate I and II amounts are translated at the December 31, 2010 exchange rate of $1.34 to €1.00. The Manchester Technopark is translated at the December 31, 2010 exchange rate of $1.56 to £1.00. The 29A International Business Park is translated at the December 31, 2010 exchange rate of $0.78 to S$1.00.
(4)	From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At December 31, 2010, we had open commitments related to construction contracts of $91.4 million.

Outstanding Consolidated Indebtedness

The table below summarizes our debt maturities and principal payments as of December 31, 2010 (in thousands):

	Revolving Credit Facility(1)	Unsecured Senior Notes	Senior Notes	Exchangeable Senior Debentures		Mortgage Loans(2)	Other Secured Loans	Total Debt
2011	$333,534	$25,000	$—	$88,758	(3)	$130,611	$—	$577,903
2012	—	—	—	—		158,348	—	158,348
2013	—	33,000	—	—		156,009	10,500	199,509
2014	—	—	—	266,400	(4)	216,586	—	482,986
2015	—	67,000	375,000	—		75,436	—	517,436
Thereafter	—	75,000	500,000	—		305,097	—	880,097

Subtotal	$333,534	$200,000	$875,000	$355,158		$1,042,087	$10,500	$2,816,279
Unamortized discount	—	—	(8,970)	(1,456)		—	—	(10,426)
Unamortized premium	—	—	—	—		1,101	—	1,101

Total	$333,534	$200,000	$866,030	$353,702		$1,043,188	$10,500	$2,806,954

(1)	Effective August 31, 2010, we exercised the first of two one-year extension options to our revolving credit facility, which extends its maturity date from August 31, 2010 to August 31, 2011. The bank group is obligated to grant extension options provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility.
(2)	Our mortgage loans are generally non-recourse to us, subject to carveouts for specified prohibited actions by us or specified undisclosed environmental liabilities. As of December 31, 2010, we had provided limited recourse guarantees with respect to approximately $156.6 million principal amount of the outstanding mortgage indebtedness, and partial letter of credit support with respect to approximately an additional $45.9 million of the outstanding mortgage indebtedness.
(3)	Assumes maturity of the 2026 debentures at first redemption date in August 2011.
(4)	Assumes maturity of the 2029 debentures at first redemption date in April 2014.

The table below summarizes our debt, as of December 31, 2010 (in millions):

Debt Summary:
Fixed rate	$2,199.5
Variable rate debt subject to interest rate swaps and caps	274.0

Total fixed rate debt (including interest rate swaps and caps)	2,473.5
Variable rate—unhedged	333.5

Total	$2,807.0

Percent of Total Debt:
Fixed rate (including swapped debt)	88.1%
Variable rate	11.9%

Total	100.0%

Effective Interest Rate as of December 31, 2010(1):
Fixed rate (including hedged variable rate debt)	5.69%
Variable rate	1.42%
Effective interest rate	5.18%

(1)	Excludes impact of deferred financing cost amortization.

As of December 31, 2010, we had approximately $2.8 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total enterprise value was approximately 34% (based on the closing price of Digital Realty Trust, Inc.’s common stock on December 31, 2010 of $51.54). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units and Class C Units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various LIBOR, GBP LIBOR and EURIBOR rates ranging from one to twelve months, depending on the respective agreement governing the debt. Assuming maturity of the 2026 debentures and the 2029 debentures at their first redemption dates in August 2011 and April 2014, respectively, as of December 31, 2010, our debt had a weighted average term to initial maturity of approximately 4.6 years (approximately 4.8 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of December 31, 2010, we were party to interest rate swap and cap agreements related to $274.0 million of outstanding principal on our variable rate debt. See Item 7A, Quantitative and Qualitative Disclosures about Market Risk below.

The 2026 debentures provide for excess exchange value to be paid in cash and/or shares of Digital Realty Trust, Inc.’s common stock if the stock price exceeds a certain amount. If such debentures were exchanged in full on December 31, 2010, we would owe approximately $88.8 million to the holders of such debentures, payable in cash equal to the principal balance plus $56.8 million, equal to the excess exchange value, payable in cash and/or shares of Digital Realty Trust, Inc.’s common stock. See note 7 to our consolidated financial statements as of December 31, 2010 included elsewhere in this report for a further description of the 2026 debentures.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009 and Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

The following table shows cash flows and ending cash and cash equivalent balances for the years ended December 31, 2010, 2009 and 2008, respectively (in thousands).

	Year Ended December 31,			Increase / (Decrease)
	2010	2009	2008	2010 v 2009	2009 v 2008
Net cash provided by operating activities	$359,029	$283,809	$217,808	$75,220	$66,001
Net cash used in investing activities	(1,737,700)	(519,909)	(647,751)	(1,217,791)	127,842
Net cash provided by financing activities	1,318,070	235,086	471,925	1,082,984	(236,839)

Net (decrease) increase in cash and cash equivalents	$(60,601)	$(1,014)	$41,982	$(59,587)	$(42,996)

The increases in net cash provided by operating activities from 2009 to 2010 and from 2008 to 2009 were primarily due to increased cash flows from new leasing at our same store properties, completed and leased redevelopment space and our acquisition of new operating properties which was partially offset by increased operating and interest expenses. We acquired 15, 6 and 5 properties during the years ended December 31, 2010, 2009 and 2008, respectively.

Net cash used in investing activities increased in 2010 as compared to 2009, as we had an increase in cash paid for acquisitions for the year ended December 31, 2010 ($1,319.0 million) as compared to the same period in 2009 ($138.0 million).

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

Net cash flows from financing activities for the company consisted of the following amounts (in thousands).

	Year Ended December 31,			Increase / (Decrease)
	2010	2009	2008	2010 v 2009	2009 v 2008
Proceeds from borrowings, net of repayments	$220,621	$46,657	$46,703	$173,964	$(46)
Net proceeds from issuance of common/preferred stock, including exercise of stock options	599,295	89,184	549,210	510,111	(460,026)
Redemption of preferred stock	(166,750)	—	—	(166,750)	—
Net proceeds from 2020 Notes	486,601	—	—	486,601	—
Net proceeds from 2015 Notes	370,943	—	—	370,943	—
Net proceeds from 2029 Debentures	—	258,949	—	(258,949)	258,949
Dividend and distribution payments	(208,553)	(150,188)	(130,040)	(58,365)	(20,148)
Other	15,913	(9,516)	6,052	25,429	(15,568)

Net cash provided by financing activities	$1,318,070	$235,086	$471,925	$1,082,984	$(236,839)

The increase in net cash provided by financing activities was primarily due to the issuance of our 2015 Notes (net proceeds of $370.9 million), 2020 Notes (net proceeds of $486.6 million) and common stock (net proceeds of $593.7 million in 2010) as compared to the issuance of our 2029 Debentures (net proceeds of $258.9 million) in April 2009. The increase in dividend and distribution payments for the year ended December 31, 2010 as compared to the same period in 2009 was a result of an increase in shares outstanding and dividend amount per share and unit in 2010 as compared to 2009. The increase in dividend and distribution payments for the year ended December 31, 2009 as compared to the same period in 2008 was a result of an increase in shares outstanding in 2009 as compared to 2008 and dividends on our series D preferred stock being paid for a full year in 2009, whereas this series of preferred stock was outstanding for only a portion of 2008.

Net cash flows from financing activities for the operating partnership consisted of the following amounts (in thousands).

	Year Ended December 31,			Increase / (Decrease)
	2010	2009	2008	2010 v 2009	2009 v 2008
Proceeds from borrowings, net of repayments	$220,621	$46,657	$46,703	$173,964	$(46)
General partner contributions, net	432,545	89,184	549,210	343,361	(460,026)
Net proceeds from 2020 Notes	486,601	—	—	486,601	—
Net proceeds from 2015 Notes	370,943	—	—	370,943	—
Net proceeds from 2029 Debentures	—	258,949	—	(258,949)	258,949
Distribution payments	(208,553)	(150,188)	(130,040)	(58,365)	(20,148)
Other	15,913	(9,516)	6,052	25,429	(15,568)

Net cash provided by financing activities	$1,318,070	$235,086	$471,925	$1,082,984	$(236,839)

General partner contributions were primarily related to the issuance of our operating partnership’s units to the company in connection with the company’s common stock offerings in June 2010 (net proceeds of $370.9 million), February 2009 (net proceeds of $82.9 million) and July 2008 ($211.6 million) and preferred stock offerings in February 2008 ($333.6 million). Proceeds from mortgage loans were approximately $0, $122.0 million, and $174.9 million for the years ended December 31, 2010, 2009, and 2008, respectively. We issued $266.4 million of the 2029 debentures on April 20, 2009. The increase in distribution payments for the year ended December 31, 2010 as compared to the same period in 2009 was a result of an increase in units outstanding and distribution amount per unit in 2010 as compared to 2009. The increase in distribution payments for the year ended December 31, 2009 as compared to the same period in 2008 was a result of an increase in units outstanding in 2009 as compared to 2008 and distributions on our series D preferred units being paid for a full year in 2009, whereas this series of preferred units was outstanding for only a portion of 2008.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in our operating partnership that are not owned by us, which, as of December 31, 2010, amounted to 5.7% of our operating partnership common units. In conjunction with our formation, GI Partners received common units, in exchange for contributing ownership interests in properties to our operating partnership. Also, our operating partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

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

New Accounting Pronouncements Issued But Not Yet Adopted

There are currently no accounting pronouncements issued but not yet adopted that are expected to have a material effect on our financial condition and results of operations in future periods.

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap and cap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of December 31, 2010, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$2,199.5	$2,422.2
Variable rate debt subject to interest rate swaps and caps	274.0	275.0

Total fixed rate debt (including interest rate swaps and caps)	2,473.5	2,697.2
Variable rate debt	333.5	333.5

Total outstanding debt	$2,807.0	$3,030.7

Interest rate swaps included in this table and their fair values as of December 31, 2010 and 2009 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of December 31, 2010		As of December 31, 2009		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of December 31, 2010	As of December 31, 2009
$19,515	(1)	$20,831	(1)	Swap	4.944	Jul. 10, 2006	Apr. 10, 2011	$(231)	$(952)
66,858	(1)	69,154	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013	(2,471)	(299)
13,978	(2)	15,208	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013	(828)	(889)
10,113	(2)	11,003	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013	(621)	(675)
8,900	(2)	9,682	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013	(557)	(579)
41,430	(2)	45,067	(2)	Swap	3.776	Dec. 5, 2006	Jan. 18, 2012	(1,129)	(1,887)
35,620	(2)	38,746	(2)	Swap	4.000	Dec. 20, 2006	Jan. 18, 2012	(1,054)	(1,794)
40,152	(2)	42,993	(2)	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014	(1,139)	(453)
16,976		17,737		Cap	4.000	June 24, 2009	June 25, 2012	3	70
20,500		—		Cap	4.000	Aug. 4, 2010	June 15, 2013	30	—

$274,042		$270,421						$(7,997)	$(7,458)

(1)	Translation to U.S. dollars is based on exchange rate of $1.56 to £1.00 as of December 31, 2010 and $1.61 to £1.00 as of December 31, 2009.
(2)	Translation to U.S. dollars is based on exchange rate of $1.34 to €1.00 as of December 31, 2010 and $1.43 to €1.00 as of December 31, 2009.

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps and caps following an assumed 10% increase in interest rates	24	$1.2
Decrease in fair value of interest rate swaps and caps following an assumed 10% decrease in interest rates	(24)	($1.2)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped or capped interest following a 10% increase in interest rates	24	0.8
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped or capped interest following a 10% decrease in interest rates	(24)	(0.8)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(24)	21.5
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	24	(20.1)

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

Foreign Currency Exchange Risk

For the years ended December 31, 2010 and 2009, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, Singapore and Canada and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British Pound, Euro, Swiss Franc and the Singapore Dollar, except for our Canadian property for which the functional currency is the U.S. dollar. Our primary currency exposures are to the Euro and the British Pound. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the years ended December 31, 2010, 2009 and 2008, operating revenues from properties outside the United States contributed $93.7 million, $82.2 million and $52.1 million, respectively, which represented 10.8%, 12.9% and 9.9% of our operating revenues, respectively.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial and Investment Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, management concluded that as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 88.

Management’s Report on Internal Control over Financial Reporting

The management of Digital Realty Trust, L.P. (the Operating Partnership) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Our internal control system was designed to provide reasonable assurance to the Operating Partnership’s management regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial and Investment Officer of our general partner, we assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, management concluded that as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Digital Realty Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Digital Realty Trust Inc. (the Company) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated income statements, statements of equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III, properties and accumulated depreciation. These consolidated financial statements and financial statement schedule III are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Digital Realty Trust, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, properties and accumulated depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Digital Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

San Francisco, California

February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Digital Realty Trust, Inc.:

We have audited Digital Realty Trust Inc.’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Digital Realty Trust, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Digital Realty Trust, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated income statements, statements of equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010 and the financial statement schedule III, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule III.

/s/    KPMG LLP

San Francisco, California

February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors of the General Partner and Partners

Digital Realty Trust, L.P.:

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, L.P. (the Operating Partnership) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated income statements, statements of capital and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III, properties and accumulated depreciation. These consolidated financial statements and financial statement schedule III are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Realty Trust, L.P. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, properties and accumulated depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/    KPMG LLP

San Francisco, California

February 25, 2011

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2010	December 31, 2009
ASSETS
Investments in real estate:
Properties:
Land	$478,629	$382,763
Acquired ground leases	6,374	2,767
Buildings and improvements	4,459,047	2,952,330
Tenant improvements	283,492	272,462

Total investments in properties	5,227,542	3,610,322
Accumulated depreciation and amortization	(660,700)	(459,521)

Net investments in properties	4,566,842	3,150,801
Investment in unconsolidated joint ventures	17,635	6,392

Net investments in real estate	4,584,477	3,157,193
Cash and cash equivalents	11,719	72,320
Accounts and other receivables, net of allowance for doubtful accounts of $3,250 and $2,691 as of December 31, 2010 and December 31, 2009, respectively	70,337	46,086
Deferred rent	190,067	145,550
Acquired above market leases, net of accumulated amortization of $47,083 and $36,896 as of December 31, 2010 and December 31, 2009, respectively	40,539	25,861
Acquired in place lease value and deferred leasing costs, net of accumulated amortization of $285,438 and $229,852 as of December 31, 2010 and December 31, 2009, respectively	334,366	224,216
Deferred financing costs, net of accumulated amortization of $28,936 and $20,934 as of December 31, 2010 and December 31, 2009, respectively	22,825	21,073
Restricted cash	60,062	37,810
Other assets	15,091	14,950

Total assets	$5,329,483	$3,745,059

LIABILITIES AND EQUITY
Revolving credit facility	$333,534	$205,547
Unsecured senior notes, net of discount	1,066,030	83,000
Exchangeable senior debentures, net of discount	353,702	432,234
Mortgage loans, net of premiums	1,043,188	1,063,663
Other secured loans	10,500	—
Accounts payable and other accrued liabilities	237,631	151,229
Accrued dividends and distributions	51,210	37,004
Acquired below market leases, net of accumulated amortization of $96,740 and $78,627 as of December 31, 2010 and December 31, 2009, respectively	93,250	69,311
Security deposits and prepaid rents	85,775	68,270

Total liabilities	3,274,820	2,110,258

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except share and per share data)

	December 31, 2010	December 31, 2009
Commitments and contingencies

Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value, 30,000,000 authorized:
Series A Cumulative Redeemable Preferred Stock, 8.50%, $0 and $103,500 liquidation preference ($25.00 per share), none and 4,140,000 issued and outstanding	—	99,297
Series B Cumulative Redeemable Preferred Stock, 7.875%, $0 and $63,250 liquidation preference ($25.00 per share), none and 2,530,000 issued and outstanding	—	60,502
Series C Cumulative Convertible Preferred Stock, 4.375%, $174,999 liquidation preference ($25.00 per share), 6,999,955 issued and outstanding	169,067	169,067
Series D Cumulative Convertible Preferred Stock, 5.500%, $344,683 and $344,888 liquidation preference, respectively ($25.00 per share), 13,787,300 and 13,795,500 issued and outstanding, respectively	333,274	333,472
Common Stock: $0.01 par value, 145,000,000 authorized, 91,159,221 and 76,812,783 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	909	766
Additional paid-in capital	1,849,497	1,155,709
Dividends in excess of earnings	(348,148)	(231,871)
Accumulated other comprehensive loss, net	(42,081)	(27,947)

Total stockholders’ equity	1,962,518	1,558,995

Noncontrolling Interests:
Noncontrolling interests in operating partnership	52,436	58,192
Noncontrolling interests in consolidated joint ventures	39,709	17,614

Total noncontrolling interests	92,145	75,806

Total equity	2,054,663	1,634,801

Total liabilities and equity	$5,329,483	$3,745,059

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(in thousands, except share and per share data)

	Year Ended December 31,
	2010	2009	2008
Operating Revenues:
Rental	$686,949	$510,944	$405,308
Tenant reimbursements	178,081	125,136	106,754
Other	371	1,062	15,383

Total operating revenues	865,401	637,142	527,445

Operating Expenses:
Rental property operating and maintenance	251,767	176,238	151,147
Property taxes	44,432	36,004	31,102
Insurance	8,133	6,111	4,988
Depreciation and amortization	263,903	198,052	172,378
General and administrative	47,196	39,988	37,652
Transactions	7,438	2,177	739
Other	226	783	1,084

Total operating expenses	623,095	459,353	399,090

Operating income	242,306	177,789	128,355
Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	5,254	2,172	2,369
Interest and other income	616	753	2,106
Interest expense	(137,384)	(88,442)	(63,621)
Tax expense	(1,851)	(1,038)	(1,109)
Loss from early extinguishment of debt	(3,529)	—	(182)

Net income	105,412	91,234	67,918
Net income attributable to noncontrolling interests	(3,118)	(3,572)	(2,664)

Net income attributable to Digital Realty Trust, Inc.	102,294	87,662	65,254
Preferred stock dividends	(37,004)	(40,404)	(38,564)
Costs on redemption of preferred stock	(6,951)	—	—

Net income available to common stockholders	$58,339	$47,258	$26,690

Net income per share available to common stockholders:
Basic	$0.69	$0.62	$0.39
Diluted	$0.68	$0.61	$0.38

Weighted average common shares outstanding:
Basic	84,275,498	75,950,370	68,829,267
Diluted	86,013,471	77,020,890	70,435,760

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Venture	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2007	$328,867	65,406,240	$654	$830,373	$(106,106)	$3,379	$1,057,167	$74,335	$4,928	$79,263	$1,136,430
Conversion of units to common stock	—	1,825,157	19	20,341	—	—	20,360	(20,360)	—	(20,360)	—
Issuance of restricted stock, net of forfeitures	—	116,603	—	—	—	—	—	—	—	—	—
Net proceeds from sale of common stock	—	5,750,000	57	211,554	—	—	211,611	—	—	—	211,611
Exercise of stock options	—	208,703	2	4,203	—	—	4,205	—	—	—	4,205
Issuance of series D preferred stock, net of offering costs	333,581	—	—	—	—	—	333,581	—	—	—	333,581
Amortization of unearned compensation regarding share based awards	—	—	—	9,805	—	—	9,805	—	—	—	9,805
Dividends declared on preferred stock	—	—	—	—	(38,564)	—	(38,564)	—	—	—	(38,564)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(87,447)	—	(87,447)	(7,775)	—	(7,775)	(95,222)
Reallocation of noncontrolling interests	—	—	—	(22,491)	—	—	(22,491)	22,491	—	22,491	—
Acquisition of consolidated joint venture interest	—	—	—	—	—	—	—	—	1,887	1,887	1,887
Contributions from noncontrolling members	—	—	—	—	—	—	—	—	16,452	16,452	16,452
Distributions from noncontrolling members	—	—	—	—	—	—	—	—	(8,276)	(8,276)	(8,276)
Adjustments due to purchase of noncontrolling interests	—	—	—	3,322	—	—	3,322	—	(10,968)	(10,968)	(7,646)
Net income	—	—	—	—	65,254	—	65,254	2,329	335	2,664	67,918
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	(44,813)	(44,813)	(3,578)	—	(3,578)	(48,391)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	(7,325)	(7,325)	(579)	—	(579)	(7,904)
Other comprehensive income—reclassification of other comprehensive income to interest expense	—	—	—	—	—	(744)	(744)	(66)	—	(66)	(810)

Comprehensive income							12,372			(1,559)	10,813

Balance as of December 31, 2008	$662,448	73,306,703	$732	$1,057,107	$(166,863)	$(49,503)	$1,503,921	$66,797	$4,358	$71,155	$1,575,076

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (continued)

(in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Venture	Total Noncontrolling Interests	Total Equity
Conversion of units to common stock	—	650,511	6	7,626	—	—	7,632	(7,632)	—	(7,632)	—
Issuance of restricted stock, net of forfeitures	—	103,700	—	—	—	—	—	—	—	—	—
Net proceeds from sale of common stock	—	2,500,000	25	82,834	—	—	82,859	—	—	—	82,859
Exercise of stock options	—	249,167	3	6,322	—	—	6,325	—	—	—	6,325
Conversion of series C and D preferred stock	(110)	2,702	—	110	—	—	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	9,829	—	—	9,829	—	—	—	9,829
Dividends declared on preferred stock	—	—	—	—	(40,404)	—	(40,404)	—	—	—	(40,404)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(112,266)	—	(112,266)	(8,430)	—	(8,430)	(120,696)
Reclassification of vested share based awards	—	—	—	(2,464)	—	—	(2,464)	2,464	—	2,464	—
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	—	33,787	33,787	33,787
Adjustments due to purchase of joint venture interests	—	—	—	(5,655)	—	—	(5,655)	—	(20,671)	(20,671)	(26,326)
Net income	—	—	—	—	87,662	—	87,662	3,432	140	3,572	91,234
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	22,816	22,816	1,660	—	1,660	24,476
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	(5,047)	(5,047)	(372)	—	(372)	(5,419)
Other comprehensive income—reclassification of other comprehensive income to interest expense	—	—	—	—	—	3,787	3,787	273	—	273	4,060

Comprehensive income							109,218			5,133	114,351

Balance as of December 31, 2009	$662,338	76,812,783	$766	$1,155,709	$(231,871)	$(27,947)	$1,558,995	$58,192	$17,614	$75,806	$1,634,801

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (continued)

(in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Venture	Total Noncontrolling Interests	Total Equity
Conversion of units to common stock	—	770,988	7	8,227	—	—	8,234	(8,234)	—	(8,234)	—
Issuance of restricted stock, net of forfeitures	—	67,253	—	—	—	—	—	—	—	—	—
Net proceeds from sale of common stock	—	10,723,108	108	593,602	—	—	593,710	—	—	—	593,710
Exercise of stock options	—	148,099	1	5,584	—	—	5,585	—	—	—	5,585
Issuance of common stock in exchange for debentures	—	2,632,054	27	83,936	—	—	83,963	—	—	—	83,963
Conversion of series D preferred stock	(198)	4,936	—	198	—	—	—	—	—	—	—
Redemption of preferred stock	(159,799)	—	—	—	(6,951)	—	(166,750)	—	—	—	(166,750)
Amortization of unearned compensation regarding share based awards	—	—	—	13,548	—	—	13,548	—	—	—	13,548
Dividends declared on preferred stock	—	—	—	—	(37,004)	—	(37,004)	—	—	—	(37,004)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(174,616)	—	(174,616)	(11,139)	—	(11,139)	(185,755)
Reclassification of vested share based awards	—	—	—	(11,307)	—	—	(11,307)	11,307	—	11,307	—
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	—	22,383	22,383	22,383
Net income	—	—	—	—	102,294	—	102,294	3,406	(288)	3,118	105,412
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	(13,674)	(13,674)	(1,040)	—	(1,040)	(14,714)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	(6,732)	(6,732)	(428)	—	(428)	(7,160)
Other comprehensive income—reclassification of other comprehensive income to interest expense	—	—	—	—	—	6,272	6,272	372	—	372	6,644

Comprehensive income							88,160			2,022	90,182

Balance as of December 31, 2010	$502,341	91,159,221	$909	$1,849,497	$(348,148)	$(42,081)	$1,962,518	$52,436	$39,709	$92,145	$2,054,663

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$105,412	$91,234	$67,918
Adjustments to reconcile net income to net cash provided by operating activities
Loss on early extinguishment of debt-non cash portion	2,164	—	—
Equity in earnings of unconsolidated joint venture	(5,254)	(2,172)	(2,369)
Distributions from unconsolidated joint venture	4,500	4,350	3,019
Write-off of net assets due to early lease terminations	227	783	1,085
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	206,775	156,828	118,364
Amortization of share-based unearned compensation	11,362	9,829	9,805
Allowance for (recovery of) doubtful accounts	558	582	(1,058)
Amortization of deferred financing costs	10,460	7,925	5,579
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	635	—	182
Amortization of debt discount/premium	4,047	3,550	2,435
Amortization of acquired in place lease value and deferred leasing costs	57,128	41,224	54,014
Amortization of acquired above market leases and acquired below market leases, net	(8,317)	(8,040)	(9,689)
Changes in assets and liabilities:
Restricted cash	(2,877)	7,723	(1,640)
Accounts and other receivables	(24,486)	(16,173)	4,878
Deferred rent	(45,467)	(45,342)	(36,006)
Deferred leasing costs	(5,884)	(10,606)	(10,776)
Other assets	(1,892)	(4,936)	4,064
Accounts payable and other accrued liabilities	35,433	26,229	(8,004)
Security deposits and prepaid rents	14,505	20,821	16,007

Net cash provided by operating activities	359,029	283,809	217,808

Cash flows from investing activities:
Acquisitions of properties	(1,318,995)	(137,996)	(79,243)
Investment in unconsolidated joint venture	(10,577)	—	—
Deposits paid for acquisitions of properties	—	—	(760)
Receipt of value added tax refund	5,402	14,095	20,241
Refundable value added tax paid	(6,800)	(5,208)	(20,337)
Change in restricted cash	(17,216)	358	(2,340)
Improvements to investments in real estate	(389,741)	(392,386)	(545,223)
Improvement advances to tenants	(4,342)	(2,964)	(20,182)
Collection of advances from tenants for improvements	4,569	4,192	21,315
Purchase of joint venture partners’ interests	—	—	(21,222)

Net cash used in investing activities	(1,737,700)	(519,909)	(647,751)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from financing activities:
Borrowings on revolving credit facility	$795,483	$574,563	$1,142,555
Repayments on revolving credit facility	(668,232)	(506,732)	(1,296,610)
Borrowings on unsecured senior notes	117,000	25,000	58,000
Borrowings on 5.875% unsecured senior notes due 2020	491,480	—	—
Borrowings on 4.5% unsecured senior notes due 2015	373,864	—	—
Proceeds from mortgage loans	—	121,994	174,900
Principal payments on mortgage loans	(18,305)	(163,242)	(26,719)
Proceeds from 2029 exchangeable senior debentures	—	266,400	—
Principal repayments on 2026 exchangeable senior debentures	(250)	—	—
Redemption of preferred stock	(166,750)	—	—
Change in restricted cash	(804)	(421)	(188)
Payment of loan fees and costs	(13,125)	(12,377)	(5,423)
Capital distributions to noncontrolling interests in joint venture	—	—	(11,358)
Capital contributions received from noncontrolling interests in joint venture	16,967	17,231	17,598
Gross proceeds from the sale of common stock	613,854	83,750	220,915
Gross proceeds from the sale of preferred stock	—	—	334,650
Common stock offering costs paid	(20,144)	(891)	(9,304)
Preferred stock offering costs paid	—	—	(1,027)
Proceeds from exercise of stock options	5,585	6,325	3,976
Payment of dividends to preferred stockholders	(37,004)	(40,404)	(38,564)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(171,549)	(109,784)	(91,476)
Purchase of noncontrolling interests	—	(26,326)	—

Net cash provided by financing activities	1,318,070	235,086	471,925

Net (decrease) increase in cash and cash equivalents	(60,601)	(1,014)	41,982
Cash and cash equivalents at beginning of period	72,320	73,334	31,352

Cash and cash equivalents at end of period	$11,719	$72,320	$73,334

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$113,548	$81,820	$72,339
Cash paid for taxes	1,079	785	1,099
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(14,714)	$24,476	$(48,391)
Accrual of dividends and distributions	51,210	37,004	26,092
Increase in accounts payable and other accrued liabilities and decrease in other assets, respectively, related to change in fair value of interest rate swaps	(7,160)	(5,419)	(7,904)
Reallocation of owner’s equity to noncontrolling interest in the Operating Partnership	—	—	(22,491)
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	8,234	7,632	20,360
Non-cash allocation of investment in consolidated joint ventures to:
Land	8,976	17,632	2,093
Building	18,155	15,924	1,607
Accounts and other receivables	—	—	46
Other assets	—	—	10
Restricted cash	2,160	—	—
Mortgage loans	(13,375)	(17,000)	(2,836)
Other secured loans	(10,500)	—	—
Noncontrolling interest in consolidated joint venture	(2,616)	(16,556)	(920)
Noncontrolling interest contribution to consolidated joint venture	2,800	—	—
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	89,049	57,292	103,277
Accrual of contingent purchase price for investments in real estate	2,295	—	—
Issuance of common stock in exchange of 2026 exchangeable senior debentures, net	83,963	—	—

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Allocation of purchase price of properties/investment in partnership to:
Investments in real estate	1,202,407	180,110	78,516
Other assets	—	2	—
Acquired above market leases	25,339	100	440
Acquired below market leases	(43,869)	(5,859)	(3,104)
Acquired in place lease value and deferred leasing costs	139,252	15,712	3,493
Mortgage loan assumed, net of discount	—	(51,985)	—
Accounts payable and other accrued liabilities	—	—	(38)
Security Deposits	(4,134)	(84)	(64)

Cash paid for acquisition of properties	$1,318,995	$137,996	$79,243

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit data)

	December 31, 2010	December 31, 2009
ASSETS
Investments in real estate:
Properties:
Land	$478,629	$382,763
Acquired ground leases	6,374	2,767
Buildings and improvements	4,459,047	2,952,330
Tenant improvements	283,492	272,462

Total investments in properties	5,227,542	3,610,322
Accumulated depreciation and amortization	(660,700)	(459,521)

Net investments in properties	4,566,842	3,150,801
Investment in unconsolidated joint ventures	17,635	6,392

Net investments in real estate	4,584,477	3,157,193
Cash and cash equivalents	11,719	72,320
Accounts and other receivables, net of allowance for doubtful accounts of $3,250 and $2,691 as of December 31, 2010 and December 31, 2009, respectively	70,337	46,086
Deferred rent	190,067	145,550
Acquired above market leases, net of accumulated amortization of $47,083 and $36,896 as of December 31, 2010 and December 31, 2009, respectively	40,539	25,861
Acquired in place lease value and deferred leasing costs, net of accumulated amortization of $285,438 and $229,852 as of December 31, 2010 and December 31, 2009, respectively	334,366	224,216
Deferred financing costs, net of accumulated amortization of $28,936 and $20,934 as of December 31, 2010 and December 31, 2009, respectively	22,825	21,073
Restricted cash	60,062	37,810
Other assets	15,091	14,950

Total assets	$5,329,483	$3,745,059

LIABILITIES AND CAPITAL
Revolving credit facility	$333,534	$205,547
Unsecured senior notes, net of discount	1,066,030	83,000
Exchangeable senior debentures, net of discount	353,702	432,234
Mortgage loans, net of premiums	1,043,188	1,063,663
Other secured loans	10,500	—
Accounts payable and other accrued liabilities	237,631	151,229
Accrued dividends and distributions	51,210	37,004
Acquired below market leases, net of accumulated amortization of $96,740 and $78,627 as of December 31, 2010 and December 31, 2009, respectively	93,250	69,311
Security deposits and prepaid rents	85,775	68,270

Total liabilities	3,274,820	2,110,258

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except unit and per unit data)

	December 31, 2010	December 31, 2009
Commitments and contingencies

Capital:
Partners’ capital:
General Partner:
Cumulative Redeemable preferred units issued and outstanding, 6,999,955 Series C Cumulative Convertible preferred units issued and outstanding, 13,787,300 and 13,795,500 Series D Cumulative Convertible preferred units issued and outstanding as of December 31, 2010 and 2009, respectively, all with a $25.00 liquidation preference per preferred unit (liquidation preference of $519,681 and $686,636, respectively)	502,341	662,338
91,159,221 and 76,812,783 common units issued and outstanding, respectively	1,502,258	924,604
Limited partners, 3,937,827 and 4,360,549 common units, 982,618 and 842,096 profits interest units and 543,004 and 216,452 class C units outstanding as of December 31, 2010 and 2009, respectively	56,215	60,875
Accumulated other comprehensive loss	(45,860)	(30,630)

Total partners’ capital	2,014,954	1,617,187
Noncontrolling interests in consolidated joint ventures	39,709	17,614

Total capital	2,054,663	1,634,801

Total liabilities and capital	$5,329,483	$3,745,059

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(in thousands, except unit and per unit data)

	Year Ended December 31,
	2010	2009	2008
Operating Revenues:
Rental	$686,949	$510,944	$405,308
Tenant reimbursements	178,081	125,136	106,754
Other	371	1,062	15,383

Total operating revenues	865,401	637,142	527,445

Operating Expenses:
Rental property operating and maintenance	251,767	176,238	151,147
Property taxes	44,432	36,004	31,102
Insurance	8,133	6,111	4,988
Depreciation and amortization	263,903	198,052	172,378
General and administrative	47,196	39,988	37,652
Transactions	7,438	2,177	739
Other	226	783	1,084

Total operating expenses	623,095	459,353	399,090

Operating income	242,306	177,789	128,355
Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	5,254	2,172	2,369
Interest and other income	616	753	2,106
Interest expense	(137,384)	(88,442)	(63,621)
Tax expense	(1,851)	(1,038)	(1,109)
Loss from early extinguishment of debt	(3,529)	—	(182)

Net income	105,412	91,234	67,918
Net (income) loss attributable to noncontrolling interests in consolidated joint ventures	288	(140)	(335)

Net income attributable to Digital Realty Trust, L.P.	105,700	91,094	67,583
Preferred units distributions	(37,004)	(40,404)	(38,564)
Costs on redemption of preferred units	(6,951)	—	—

Net income available to common unitholders	$61,745	$50,690	$29,019

Net income per unit available to common unitholders:
Basic	$0.69	$0.62	$0.39
Diluted	$0.68	$0.61	$0.38

Weighted average common units outstanding:
Basic	89,261,172	81,715,226	75,160,263
Diluted	90,999,145	82,785,746	76,766,756

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL AND COMPREHENSIVE INCOME

(in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2007	13,670,000	$328,867	65,406,240	$724,921	6,675,794	$74,356	$3,358	$4,928	$1,136,430
Conversion of limited partner common units to general partner common units	—	—	1,825,157	20,360	(1,825,157)	(20,360)	—	—	—
Issuance of restricted common units, net of forfeitures	—	—	116,603	—	—	—	—	—	—
Net proceeds from issuance of common units	—	—	5,750,000	211,611	—	—	—	—	211,611
Issuance of series D preferred units, net of offering costs	13,800,000	333,581	—	—	—	—	—	—	333,581
Issuance of common units in connection with the exercise of stock options	—	—	208,703	4,205	—	—	—	—	4,205
Issuance of common units, net of forfeitures	—	—	—	—	968,493	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	9,805	—	—	—	—	9,805
Distributions	—	(38,564)	—	(87,447)	—	(7,775)	—	—	(133,786)
Reallocation of interests	—	—	—	(22,491)	—	22,491	—	—	—
Acquisition of consolidated joint venture noncontrolling interest	—	—	—	—	—	—	—	1,887	1,887
Contributions from noncontrolling interests in consolidated joint venture	—	—	—	—	—	—	—	16,452	16,452
Distributions to noncontrolling interests in consolidated joint venture	—	—	—	—	—	—	—	(8,276)	(8,276)
Adjustments due to purchase of noncontrolling interests	—	—	—	3,322	—	—	—	(10,968)	(7,646)
Net income	—	38,564	—	26,690	—	2,329	—	335	67,918
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(48,391)	—	(48,391)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(7,904)	—	(7,904)
Other comprehensive income—reclassification of other comprehensive income to interest expense	—	—	—	—	—	—	(810)	—	(810)

Comprehensive income									10,813

Balance as of December 31, 2008	27,470,000	$662,448	73,306,703	$890,976	5,819,130	$71,041	$(53,747)	$4,358	$1,575,076

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL AND COMPREHENSIVE INCOME (continued)

(in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Conversion of limited partner common units to general partner common units	—	—	650,511	7,632	(650,511)	(7,632)	—	—	—
Issuance of restricted common units, net of forfeitures	—	—	103,700	—	—	—	—	—	—
Net proceeds from issuance of common units	—	—	2,500,000	82,859	—	—	—	—	82,859
Issuance of common units in connection with the exercise of stock options	—	—	249,167	6,325	—	—	—	—	6,325
Issuance of common units, net of forfeitures	—	—	—	—	250,478	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	9,829	—	—	—	—	9,829
Conversion of series D preferred units	(4,545)	(110)	2,702	110	—	—	—	—	—
Distributions	—	(40,404)	—	(112,266)	—	(8,430)	—	—	(161,100)
Reclassification of vested share based awards	—	—	—	(2,464)	—	2,464	—	—	—
Contributions from noncontrolling interest in consolidated joint venture	—	—	—	—	—	—	—	33,787	33,787
Adjustments due to purchase of noncontrolling interests in consolidated joint venture	—	—	—	(5,655)	—	—	—	(20,671)	(26,326)
Net income	—	40,404	—	47,258	—	3,432	—	140	91,234
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	24,476	—	24,476
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(5,419)	—	(5,419)
Other comprehensive income—reclassification of other comprehensive income to interest expense	—	—	—	—	—	—	4,060	—	4,060
Comprehensive income									114,351

Balance as of December 31, 2009	27,465,455	$662,338	76,812,783	$924,604	5,419,097	$60,875	$(30,630)	$17,614	$1,634,801

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL AND COMPREHENSIVE INCOME (continued)

(in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Conversion of limited partner common units to general partner common units	—	—	770,988	8,234	(770,988)	(8,234)	—	—	—
Issuance of restricted common units, net of forfeitures	—	—	67,253	—	—	—	—	—	—
Net proceeds from issuance of common units	—	—	10,723,108	593,710	—	—	—	—	593,710
Issuance of common units in connection with the exercise of stock options	—	—	148,099	5,585	—	—	—	—	5,585
Issuance of common units, net of forfeitures	—	—	—	—	815,340	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	13,548	—	—	—	—	13,548
Issuance of common units in exchange for debentures	—	—	2,632,054	83,963	—	—	—	—	83,963
Conversion of series D preferred units	(8,200)	(198)	4,936	198	—	—	—	—	—
Redemption of preferred units	(6,670,000)	(159,799)	—	(6,951)	—	—	—	—	(166,750)
Distributions	—	(37,004)	—	(174,616)	—	(11,139)	—	—	(222,759)
Reclassification of vested share based awards	—	—	—	(11,307)	—	11,307	—	—	—
Contributions from noncontrolling interest in consolidated joint ventures	—	—	—	—	—	—	—	22,383	22,383
Net income	—	37,004	—	65,290	—	3,406	—	(288)	105,412
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(14,714)	—	(14,714)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(7,160)	—	(7,160)
Other comprehensive income—reclassification of other comprehensive income to interest expense	—	—	—	—	—	—	6,644	—	6,644

Comprehensive income									90,182

Balance as of December 31, 2010	20,787,255	$502,341	91,159,221	$1,502,258	5,463,449	$56,215	$(45,860)	$39,709	$2,054,663

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$105,412	$91,234	$67,918
Adjustments to reconcile net income to net cash provided by operating activities
Loss on early extinguishment of debt-non cash portion	2,164	—	—
Equity in earnings of unconsolidated joint venture	(5,254)	(2,172)	(2,369)
Distributions from unconsolidated joint venture	4,500	4,350	3,019
Write-off of net assets due to early lease terminations	227	783	1,085
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	206,775	156,828	118,364
Amortization of share-based unearned compensation	11,362	9,829	9,805
Allowance for (recovery of) doubtful accounts	558	582	(1,058)
Amortization of deferred financing costs	10,460	7,925	5,579
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	635	—	182
Amortization of debt discount/premium	4,047	3,550	2,435
Amortization of acquired in place lease value and deferred leasing costs	57,128	41,224	54,014
Amortization of acquired above market leases and acquired below market leases, net	(8,317)	(8,040)	(9,689)
Changes in assets and liabilities:
Restricted cash	(2,877)	7,723	(1,640)
Accounts and other receivables	(24,486)	(16,173)	4,878
Deferred rent	(45,467)	(45,342)	(36,006)
Deferred leasing costs	(5,884)	(10,606)	(10,776)
Other assets	(1,892)	(4,936)	4,064
Accounts payable and other accrued liabilities	35,433	26,229	(8,004)
Security deposits and prepaid rents	14,505	20,821	16,007

Net cash provided by operating activities	359,029	283,809	217,808

Cash flows from investing activities:
Acquisitions of properties	(1,318,995)	(137,996)	(79,243)
Investment in unconsolidated joint venture	(10,577)	—	—
Deposits paid for acquisitions of properties	—	—	(760)
Receipt of value added tax refund	5,402	14,095	20,241
Refundable value added tax paid	(6,800)	(5,208)	(20,337)
Change in restricted cash	(17,216)	358	(2,340)
Improvements to investments in real estate	(389,741)	(392,386)	(545,223)
Improvement advances to tenants	(4,342)	(2,964)	(20,182)
Collection of advances from tenants for improvements	4,569	4,192	21,315
Purchase of joint venture partners’ interests	—	—	(21,222)

Net cash used in investing activities	(1,737,700)	(519,909)	(647,751)

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from financing activities:
Borrowings on revolving credit facility	$795,483	$574,563	$1,142,555
Repayments on revolving credit facility	(668,232)	(506,732)	(1,296,610)
Borrowings on unsecured senior notes	117,000	25,000	58,000
Borrowings on 5.875% unsecured senior notes due 2020	491,480	—	—
Borrowings on 4.5% unsecured senior notes due 2015	373,864	—	—
Proceeds from mortgage loans	—	121,994	174,900
Principal payments on mortgage loans	(18,305)	(163,242)	(26,719)
Proceeds from 2029 exchangeable senior debentures	—	266,400	—
Principal repayments on 2026 exchangeable senior debentures	(250)	—	—
Redemption of preferred stock	(166,750)	—	—
Change in restricted cash	(804)	(421)	(188)
Payment of loan fees and costs	(13,125)	(12,377)	(5,423)
Capital distributions to noncontrolling interests in joint venture	—	—	(11,358)
Capital contributions received from noncontrolling interests in joint venture	16,967	17,231	17,598
General partner contributions	599,295	89,184	549,210
Payment of distributions to preferred unitholders	(37,004)	(40,404)	(38,564)
Payment of distributions to common unitholders	(171,549)	(109,784)	(91,476)
Purchase of noncontrolling interests	—	(26,326)	—

Net cash provided by financing activities	1,318,070	235,086	471,925

Net (decrease) increase in cash and cash equivalents	(60,601)	(1,014)	41,982
Cash and cash equivalents at beginning of period	72,320	73,334	31,352

Cash and cash equivalents at end of period	$11,719	$72,320	$73,334

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$113,548	$81,820	$72,339
Cash paid for taxes	1,079	785	1,099
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(14,714)	$24,476	$(48,391)
Accrual of dividends and distributions	51,210	37,004	26,092
Increase in accounts payable and other accrued liabilities and decrease in other assets, respectively, related to change in fair value of interest rate swaps	(7,160)	(5,419)	(7,904)
Reallocation of general partner interests to limited partner interests	—	—	(22,491)
Conversion of limited partner common units to general partner common units	8,234	7,632	20,360

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Non-cash allocation of investment in consolidated joint ventures to:
Land	8,976	17,632	2,093
Building	18,155	15,924	1,607
Accounts and other receivables	—	—	46
Other assets	—	—	10
Restricted cash	2,160	—	—
Mortgage loans	(13,375)	(17,000)	(2,836)
Other secured loans	(10,500)	—
Noncontrolling interest in consolidated joint venture	(2,616)	(16,556)	(920)
Noncontrolling interest contribution to consolidated joint venture	2,800	—	—
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	89,049	57,292	103,277
Accrual of contingent purchase price for investments in real estate	2,295	—	—
Issuance of common stock in exchange of 2026 exchangeable senior debentures, net	83,963	—	—
Allocation of purchase price of properties/investment in partnership to:
Investments in real estate	1,202,407	180,110	78,516
Other assets	—	2	—
Acquired above market leases	25,339	100	440
Acquired below market leases	(43,869)	(5,859)	(3,104)
Acquired in place lease value and deferred leasing costs	139,252	15,712	3,493
Mortgage loan assumed, net of discount	—	(51,985)	—
Accounts payable and other accrued liabilities	—	—	(38)
Security Deposits	(4,134)	(84)	(64)

Cash paid for acquisition of properties	$1,318,995	$137,996	$79,243

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is engaged in the business of owning, acquiring, developing, redeveloping and managing technology-related real estate. The Company is focused on providing Turn-Key Datacenter® and Powered Base Building® datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from information technology and Internet enterprises, to manufacturing and financial services. As of December 31, 2010, our portfolio consisted of 96 properties, excluding two properties held as investments in unconsolidated joint ventures, of which 81 are located throughout North America, 14 are located in Europe and one is located in Asia. Our properties are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S., the Amsterdam, Dublin, London and Paris markets in Europe and Singapore in Asia. The portfolio consists of Internet gateway and corporate datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

The Operating Partnership was formed on July 21, 2004 in anticipation of our initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of December 31, 2010, we own a 94.3% common interest and a 100% preferred interest in the Operating Partnership. As sole general partner, we have control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace us as the general partner nor do they have participating rights, although they do have certain protective rights.

2. Summary of Significant Accounting Policies

(a) Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include all of the accounts of Digital Realty Trust, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. Intercompany balances and transactions have been eliminated.

The notes to the consolidated financial statements of Digital Realty Trust, Inc. and the Operating Partnership have been combined to provide the following benefits:

•	enhancing investors’ understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•

eliminating duplicative disclosure and providing a more streamlined and readable presentation since a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and

•	creating time and cost efficiencies through the preparation of one set of footnotes instead of two separate sets of notes.

There are few differences between the Company and the Operating Partnership, which are reflected in these consolidated financial statements. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how Digital Realty Trust, Inc. and the Operating Partnership operate as an interrelated consolidated company. Digital Realty Trust, Inc.’s only material asset is its ownership of partnership interests of the Operating Partnership. As a result, Digital Realty Trust, Inc. does not conduct

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain unsecured debt of the Operating Partnership. Digital Realty Trust, Inc. itself does not hold any indebtedness but guarantees some of the unsecured debt of the Operating Partnership, as disclosed in these footnotes. The Operating Partnership holds substantially all the assets of the Company and holds the ownership interests in the Company’s joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Digital Realty Trust, Inc., which are generally contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units.

The presentation of noncontrolling interests in operating partnership, stockholder’s equity and partners’ capital are the main areas of difference between the consolidated financial statements of Digital Realty Trust, Inc. and those of the Operating Partnership. The common limited partnership interests held by the limited partners in the Operating Partnership are presented as limited partners’ capital within partners’ capital in the Operating Partnership’s consolidated financial statements and as noncontrolling interests in operating partnership within equity in Digital Realty Trust, Inc.’s consolidated financial statements. The common and preferred partnership interests held by Digital Realty Trust, Inc. in the Operating Partnership are presented as general partner’s capital within partners’ capital in the Operating Partnership’s consolidated financial statements and as preferred stock, common stock, additional paid-in capital and accumulated dividends in excess of earnings within stockholders’ equity in Digital Realty Trust, Inc.’s consolidated financial statements. The differences in the presentations between stockholders’ equity and partners’ capital result from the differences in the equity issued at the Digital Realty Trust, Inc. and the Operating Partnership levels.

To help investors understand the significant differences between the Company and the Operating Partnership, these financial statements present the following separate sections for each of the Company and the Operating Partnership:

•	consolidated face financial statements; and

•	the following notes to the consolidated financial statements:

•	Debt;

•	Equity of the Company and Capital of the Operating Partnership;

•	Income per Share and Income per Unit; and

•	Quarterly Financial Information.

In the sections that combine disclosure of Digital Realty Trust, Inc. and the Operating Partnership, these notes refer to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership is generally the entity that enters into contracts and joint ventures and holds assets and debt, reference to the Company is appropriate because the business is one enterprise and the Company operates the business through the Operating Partnership.

(b) Cash Equivalents

For the purpose of the consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of December 31, 2010 and 2009, cash equivalents consist of investments in money market instruments.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

(c) Investments in Real Estate

Investments in real estate are stated at cost, less accumulated depreciation and amortization. Land is not depreciated. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Acquired ground leases	Terms of the related lease
Buildings and improvements	5-39 years
Tenant improvements	Shorter of the estimated useful lives or the terms of the related leases

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred.

(d) Investment in Unconsolidated Joint Ventures

The Company’s investment in unconsolidated joint ventures is accounted for using the equity method, whereby the investment is increased for capital contributed and our share of the joint venture’s net income and decreased by distributions we receive and our share of any losses of the joint ventures.

(e) Impairment of Long-Lived Assets

We review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in the market price, a significant adverse change in the extent or manner the property is being used in its physical condition or expected to be used based on the underwriting at the time of acquisition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development, or a history of operating or cash flow losses. When such impairment indictors exist, we review an estimate of the future cash flows (undiscounted and without interest) expected to result from the real estate investment’s use and eventual disposition and compare to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our undiscounted net cash flow evaluation indicates that we are be unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. If we determine that the asset fails the recoverability test, the affected assets are written down to their fair value. Management believes no impairment in the net carrying value of the investments in real estate has occurred.

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

The fair values of the tangible assets of an acquired property are determined based on comparable land sales for land and replacement costs adjusted for physical and market obsolescence for the improvements. The fair values of the

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

tangible assets of an acquired property are also determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property based on assumptions that a market participant would use, which is similar to methods used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) estimated fair market lease rates from the perspective of a market participant for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below market fixed rate renewal periods. The leases do not currently include any below market fixed rate renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values, also referred to as acquired lease obligations, are amortized as an increase to rental income over the initial terms of the respective leases and any below market fixed rate renewal periods.

In addition to the intangible value for above market leases and the intangible negative value for below market leases, there is intangible value related to having tenants leasing space in the purchased property, which is referred to as in-place lease value and tenant relationship value. Such value results primarily from the buyer of a leased property avoiding the costs associated with leasing the property and also avoiding rent losses and unreimbursed operating expenses during the lease up period. The estimated avoided costs and avoided revenue losses are calculated and this aggregate value is allocated between in-place lease value and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for our real estate because such value and its consequence to amortization expense is immaterial for these particular acquisitions. The value of in-place leases exclusive of the value of above-market in-place leases is amortized to expense over the estimated term (including renewal and extension assumptions) of the respective leases. If a lease were to be terminated prior to its estimated term, all unamortized amounts relating to that lease would be written off.

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

(g) Capitalization of Costs

We capitalize direct and indirect costs related to construction and development, including property taxes, insurance and financing costs relating to space under development. Interest capitalized during the years ended

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

December 31, 2010 and 2009 was $10.2 million and $9.2 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of $18.0 million and $13.9 million for the years ended December 31, 2010 and 2009, respectively.

(h) Deferred Leasing Costs

Deferred leasing commissions and other direct and indirect costs associated with the acquisition of tenants are capitalized and amortized on a straight line basis over the terms of the related leases.

(i) Foreign Currency Translation

Assets and liabilities of the subsidiaries outside the United States with non-U.S. dollar functional currencies are translated into U.S. dollars using exchange rates as of the balance sheet dates. Income and expenses are translated using the average exchange rates for the reporting period. Foreign currency translation adjustments are recorded as a component of other comprehensive income.

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

(m) Share Based Compensation

We account for share based compensation using the fair value method of accounting. The estimated fair value of the stock options granted by us is being amortized on a straight-line basis over the vesting period of the stock options. The estimated fair value of the long-term incentive units and Class C Units (discussed in note 13(b)) granted by us is being amortized on a straight-line basis over the expected service period.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

balance sheet as either an asset or liability. See disclosures below related to our adoption of the accounting standard for fair value measurements and disclosures.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2010, 2009 and 2008, respectively, there were no ineffective portions to our interest rate swaps.

We actively manage our ratio of fixed-to-floating rate debt. To manage our fixed and floating rate debt in a cost-effective manner, we, from time to time, enter into interest rate swap agreements as cash flow hedges, under which we agree to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. We do not enter into derivative instruments for trading purposes.

(o) Income Taxes

Digital Realty Trust, Inc. (the Parent Company) has elected to be treated and believes that it has been organized and has operated in a manner that has enabled the Parent Company to qualify as a REIT for federal income tax purposes. As a REIT, the Parent Company generally is not required to pay federal corporate income taxes on its taxable income to the extent it is currently distributed to its stockholders.

However, qualification and taxation as a REIT depend upon the Parent Company’s ability to meet the various qualification tests imposed under the Internal Revenue Code of 1986, as amended (the Code), including tests related to annual operating results, asset composition, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that the Parent Company has been organized or has operated or will continue to operate in a manner so as to qualify or remain qualified as a REIT. If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying consolidated financial statements.

Even if the Parent Company and the Operating Partnership are not subject to federal income taxes, they are taxed in certain states in which they operate. The Company is also taxed in non-U.S. countries where it operates that do not recognize U.S. REITs under their respective tax laws. The Company’s consolidated taxable REIT subsidiary is subject to both federal and state income taxes to the extent there is taxable income. Accordingly, the Company recognizes and accrues income taxes for its taxable REIT subsidiary, certain states and non-U.S. jurisdictions, as appropriate.

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of December 31, 2010 and 2009, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our consolidated statements of operations. For the years ended December 31, 2010, 2009 and 2008, we had no such interest or penalties. The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions with which the Parent Company and its subsidiaries file tax returns.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

See Note 10 for further discussion on income taxes.

(p) Presentation of Transactional-based Taxes

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

(r) Asset Retirement Obligations

We record accruals for estimated retirement obligations as required by current accounting guidance. The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. As of December 31, 2010 and 2009, the amount included in accounts payable and other accrued liabilities on our consolidated balance sheets was approximately $1.3 million.

(s) Assets and Liabilities Measured at Fair Value

Fair value under U.S. GAAP is a market-based measurement, not an entity-specific measurement. Therefore, our fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, we use a fair-value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

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

(t) Transactions Expense

Transactions expense includes acquisition-related expenses and other business development expenses, which are expensed as incurred. Acquisition-related expenses include closing costs, broker commissions and other professional fees, including legal and accounting fees related to acquisitions and potential acquisitions.

(u) Management’s Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made. On an on-going basis, we evaluate our estimates, including those related to acquiring, developing and assessing the carrying values of our real estate properties, accrued liabilities, performance-based equity compensation plans, and Digital Realty Trust, Inc.’s qualification as a REIT. We base our estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.

(v) Newly Adopted Significant Accounting Policies

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

In December 2010, the Financial Accounting Standards Board issued new guidance clarifying that the disclosure of supplementary proforma information for business combinations should be presented such that revenues and earnings of the combined entity are calculated as though the relevant business combinations that occurred during the current reporting period had occurred as of the beginning of the comparable prior annual reporting period. The guidance also improves the usefulness of the supplementary proforma information by requiring a description of the nature and amount of material, non-recurring proforma adjustments that are directly attributable to the business combinations. As permitted by the new guidance, we early adopted these provisions and applied them to the supplementary proforma disclosures for our business combinations in Note 3.

(w) Segment Information

All of our properties generate similar revenues and expenses related to tenant rent and reimbursements and operating expenses. The delivery of our products is consistent across all properties and although services are

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

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

(x) Reclassifications

Certain reclassifications to prior year amounts have been made to conform to the current year presentation. During the years ended December 31, 2009 and 2008, $2.2 million and $0.7 million, respectively, were reclassifed from general and administrative expense to transactions expense.

3. Investments in Real Estate

	As of December 31, 2010
	(in thousands)
Property Type	Land	Ground Lease	Building and Improvements (1)	Tenant Improvements	Accumulated Depreciation and Amortization	Net Investment in Properties
Internet Gateway Datacenters	$107,235	$—	$1,221,736	$84,346	$(253,914)	$1,159,403
Corporate Datacenters	322,401	5,052	3,043,894	183,045	(371,274)	3,183,118
Technology Manufacturing	21,398	1,322	73,207	5,938	(18,254)	83,611
Technology Office	25,430	—	92,578	10,163	(16,175)	111,996
Other	2,165	—	27,632	—	(1,083)	28,714

	$478,629	$6,374	$4,459,047	$283,492	$(660,700)	$4,566,842

	As of December 31, 2009
	(in thousands)
Property Type	Land	Ground Lease	Building and Improvements(1)	Tenant Improvements	Accumulated Depreciation and Amortization	Net Investment in Properties
Internet Gateway Datacenters	$84,603	$—	$1,007,658	$81,981	$(188,880)	$985,362
Corporate Datacenters	245,753	1,290	1,786,799	176,575	(241,818)	1,968,599
Technology Manufacturing	24,811	1,477	70,166	5,938	(16,097)	86,295
Technology Office	25,431	—	58,156	7,968	(12,214)	79,341
Other	2,165	—	29,551	—	(512)	31,204

	$382,763	$2,767	$2,952,330	$272,462	$(459,521)	$3,150,801

(1)	Balances related to construction in progress, without the proportionate acquisition cost of land and property, the construction cost amounted to $90.4 million, or $163.2 million including construction accruals and other capitalized costs, and $82.0 million, or $113.0 million including construction accruals and other capitalized costs, as of December 31, 2010 and 2009, respectively. Including the proportionate acquisition cost of land and property, the amounts are $202.0 million, or $274.8 million including construction accruals and other capitalized costs, and $156.2 million, or $187.1 million including construction accruals and other capitalized costs, as of December 31, 2010 and 2009, respectively. These amounts, without the proportionate acquisition cost of land and property, included within building and improvements, are primarily related to construction of datacenters.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

We acquired the following real estate properties and made the following investments during the years ended December 31, 2010 and 2009:

Acquisitions

Location	Metropolitan Area	Date Acquired	Amount (in millions)
New England Portfolio(1)	Various(1)	January 22, 2010	$375.0
1725 Comstock Street(2)	Silicon Valley	April 30, 2010	14.1
3105/3115 Alfred Street	Silicon Valley	May 24, 2010	10.0
Cateringweg 5(3)	Amsterdam	June 17, 2010	6.4
365 Main Portfolio(4)	Various(4)	July 13, 2010	725.0
800 Central Expressway(5)	Silicon Valley	August 5, 2010	27.1
2950 Zanker Road / 900 Dorothy Drive	Silicon Valley / Dallas	August 19, 2010	50.3
29A International Business Park(6)	Singapore	November 23, 2010	132.7

Total Acquisitions—Year Ended December 31, 2010			$1,340.6

Location	Metropolitan Area	Date Acquired	Amount (in millions)
Loudoun Exchange II(7)	Northern Virginia	May 15, 2009	20.3
Digital Realty Trust Datacenter Park—Dallas(8)	Dallas	September 11, 2009	33.6
444 Toyama Drive	Silicon Valley	September 25, 2009	17.5
1350 Duane Avenue/3080 Raymond Street(9)	Silicon Valley	October 30, 2009	90.5
Nokes Boulevard / Beaumeade Circle(10)	Northern Virginia	December 17, 2009	63.3

Total Acquisitions—Year Ended December 31, 2009			$225.2

Investments

Location	Metropolitan Area	Date of Investment	Amount (in millions)
700 / 750 Central Expressway(11)	Silicon Valley	August 5, 2010	$10.3

(1)	The New England Portfolio consists of 55 Middlesex Turnpike, Bedford, Massachusetts and a 100% condominium interest that represents 87.5% of the square footage of 128 First Avenue, Needham, Massachusetts, both located in the Boston metropolitan area, as well as 60-80 Merritt Boulevard, Trumbull, Connecticut, located in the New York Metro area. The New England Portfolio is considered three properties for our property count.
(2)	As part of the acquisition, we have agreed with the seller to remit an earnout payment based on leasing activities in the building. The purchase price includes an accrual of $4.3 million, which is the estimated fair value of the contingent purchase price per the agreement. As of June 30, 2010, the entire building was leased. The final payment to the seller of approximately $4.3 million was made in July 2010 to fully settle the contingent purchase price amount.
(3)	A land parcel subject to a ground lease along with a vacant shell building.
(4)

The 365 Main Portfolio consists of 365 Main Street, San Francisco, California and 720 2nd Street, Oakland, California, both located in the San Francisco metropolitan area; 2260 East El Segundo Boulevard,

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

El Segundo, California, located in the Los Angeles metropolitan area; 2121 South Price Road, Chandler, Arizona, located in the Phoenix metropolitan area; and 4030-4050 Lafayette Center Drive, Chantilly, Virginia, located in the Northern Virginia metropolitan area. The 365 Main Portfolio is considered five properties for our property count.

(5)	In August 2010, we acquired a 50% controlling interest in a joint venture formed to own and redevelop 800 Central Expressway. The other noncontrolling 50% member contributed land and a vacant building with a fair market value of approximately $27.1 million, lender required impound accounts of approximately $2.1 million, a mortgage loan of $13.4 million and a mezzanine loan of approximately $10.5 million. At close, the joint venture refinanced the assumed debt which included a principal paydown of approximately $3.4 million. Since we have a controlling interest in the joint venture, we have consolidated the joint venture and presented the member interest not owned by us of approximately $2.6 million as noncontrolling interest in consolidated joint venture.
(6)	This acquisition lacked key inputs to qualify as a business combination under purchase accounting guidance, and has therefore been accounted for as an asset acquisition, not a business combination. As part of the asset acquisition, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined. As of December 31, 2010, construction is not complete and there has been no leases executed that would cause an amount to become probable of payment and therefore no amount is accrued as of December 31, 2010. The maximum amount that could be earned by the seller is S$50.0 million (or approximately $39.0 million based on the exchange rate as of December 31, 2010). The earnout contingency expires in November 2020.
(7)	Represents vacant land which is not included in our operating property count.
(8)	In September 2009, we made an initial cash contribution of $1.9 million to a joint venture formed to own and redevelop Digital Realty Trust Datacenter Park—Dallas. The other member contributed seven vacant buildings with an estimated market value of $33.6 million and a third-party non-recourse loan secured by these properties of $17.0 million. We are committed to make an additional $22.9 million of capital contributions needed to fund the redevelopment project. We have determined that the joint venture is a variable interest entity and we are the primary beneficiary. As a result, we have consolidated the joint venture and presented the member interests not owned by us of $16.6 million as noncontrolling interests in consolidated joint venture. For operating property count purposes, we consider this to be one property.
(9)	Includes the assumption of a $52.8 million loan.
(10)	A two-property data center portfolio consisting of four buildings located at 21561 and 21571 Beaumeade Circle in Ashburn, Virginia and 45901 and 45905 Nokes Boulevard in Sterling, Virginia, as well as certain vacant real property located at 21551 Beaumeade Circle in Ashburn, Virginia.
(11)

In August 2010, we made an initial cash contribution of approximately $6.0 million to acquire a 50% common interest in a joint venture formed to own and operate two fully leased office buildings located at 700 and 750 Central Expressway. The other 50% common member contributed the fully leased properties, mortgage loan of approximately $24.1 million and a mezzanine loan of approximately $5.0 million. At close, the joint venture refinanced the assumed debt which included a principal paydown of approximately $4.1 million. The debt paydown was funded by our preferred equity contribution which is entitled to an 11% preferred return. Each member has guaranteed their proportionate share of the remaining debt balance of $25.0 million. Subject to certain conditions in the joint venture’s operating agreement, we have the right to put our common interest in the joint venture to the other member at a price equal to our initial contribution amount of $6.0 million. We have concluded that the joint venture is a variable interest entity primarily due to the fact that we have participating voting rights through our common interest, but the common interest is not considered to be equity due to the fixed price put option. The other member explicitly and implicitly bears 100% of the common equity risk. In addition, the other member, as the manager of the joint venture

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

has more power than the Operating Partnership to direct the activities that most significantly impact the joint venture’s economic performance, and therefore was determined to be the primary beneficiary. Our maximum exposure to loss in the joint venture is our common and preferred investment totaling $10.3 million and our share of the joint venture’s debt of $12.5 million. Upon our exercise of our put option, our exposure to loss will be limited to the remaining balance of our preferred interest in the joint venture. We have accounted for our variable interest in the joint venture under the equity method of accounting and is presented as an investment in unconsolidated joint venture in the accompanying consolidated balance sheet.

The New England Portfolio’s aggregate acquisition amounts were allocated as follows: $21.2 million to land, $323.0 million to buildings and improvements, $2.2 million to tenant improvements, $55.0 million to identified intangible assets and $26.4 million to identified intangible liabilities. There was no contingent consideration associated with the acquisition. Operating revenues of $67.2 million and operating income of $24.6 million for the New England Portfolio are included in the consolidated income statement for the year ended December 31, 2010.

The 365 Main Portfolio’s aggregate acquisition amounts were allocated as follows: $50.1 million to land, $588.8 million to buildings and improvements, $2.2 million to tenant improvements, $101.3 million to identified intangible assets and $17.4 million to identified intangible liabilities. There was no contingent consideration associated with the acquisition. Operating revenues of $59.6 million and operating income of $12.6 million for the 365 Main Portfolio are included in the consolidated income statement for the year ended December 31, 2010.

The following summarizes the expected weighted average remaining lives of acquired intangible assets and liabilities for the New England Portfolio and the 365 Main Portfolio as of December 31, 2010:

	New England Portfolio	365 Main Portfolio
Acquired in place lease value	9.8 years	4.9 years
Acquired above market leases	8.3 years	2.6 years
Acquired below market leases	9.0 years	5.7 years

The pro forma operating revenues and operating income of the combined entity, including the New England Portfolio and the 365 Main Portfolio had the acquisitions taken place as of the beginning of the comparable prior annual reporting period (January 1, 2009) are as follows:

	Year ended
	Operating Revenues	Operating Income
	(in millions)
Supplemental pro forma for the year ended December 31, 2010(1)	$925.0	$246.1
Supplemental pro forma for the year ended December 31, 2009(1)	821.4	218.5

(1)	These unaudited pro forma results do not purport to be indicative of what operating results would have been had the acquisitions occurred on January 1, 2009, and may not be indicative of future operating results.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

4. Investment in Unconsolidated Joint Ventures

As of December 31, 2010, the investment in unconsolidated joint ventures consists of an effective 50% interest in a joint venture that owns a datacenter property in Seattle, Washington or 2001 Sixth Avenue and two office buildings in Santa Clara, California, or 700 / 750 Central Expressway. Following is the condensed balance sheet information for the joint ventures as of December 31, 2010 and 2009 (in thousands):

2001 Sixth Avenue

	December 31,
	2010	2009
Assets
Investments in real estate, net	$36,302	$36,643
Other assets	6,053	8,840

Total assets	$42,355	$45,483

Liabilities and Equity (Deficit)
Mortgage loans	$109,716	$110,020
Other liabilities	5,195	7,332
Our equity (deficit)	(36,040)	(35,696)
Other equity (deficit)	(36,516)	(36,173)

Total liabilities and equity (deficit)	$42,355	$45,483

700 / 750 Central Expressway

December 31, 2010
Assets
Investments in real estate, net	$41,993
Other assets	4,255

Total assets	$46,248

Liabilities and Equity
Mortgage loans	$25,000
Other liabilities	12,973
Our equity	4,025
Other equity	4,250

Total liabilities and equity	$46,248

Our investment in unconsolidated joint ventures included in our consolidated balance sheet exceeds our equity presented in the joint ventures’ balance sheet since our purchase accounting adjustments are not pushed down to the joint venture and the classification of our common interest in 700 / 750 Central Expressway. The difference between our investment in unconsolidated joint ventures and the owners’ equity account in the joint ventures is principally due to the purchase accounting adjustments not pushed down to the 2001 Sixth Avenue joint venture and 700 / 750 Central Expressway joint venture. In addition, as it relates to our investment in 700/750 Central Expressway, our $6.0 million common interest has been classified within other liabilities above as a result of our fixed price put option which precludes equity classification.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

Following is the condensed statement of operations information for the joint ventures for the years ended December 31, 2010, 2009 and 2008 (in thousands):

2001 Sixth Avenue

	Year Ended December 31,
	2010	2009	2008
Statements of Operations:
Revenues	$30,468	$28,841	$23,950
Operating expenses	(9,103)	(8,700)	(8,124)

Net operating income	21,365	20,141	15,826
Interest and other income	2,096	11	142
Interest expense	(6,979)	(7,082)	(6,846)
Other expense	—	(76)	—
Depreciation and amortization	(6,210)	(6,301)	(5,405)

Net income	$10,272	$6,693	$3,717

Add: Historical depreciation and amortization	$6,210	$6,301	$5,405
Net income before purchase accounting adjustments	16,482	12,994	9,122
Company share of historical net income	8,241	6,497	4,561
Effect of purchase accounting adjustments	(2,860)	(4,325)	(2,192)

Equity in earnings of unconsolidated joint venture	$5,381	$2,172	$2,369

700 / 750 Central Expressway

Five Months Ended December 31, 2010
Statements of Operations:
Revenues	$1,857
Operating expenses	(432)

Net operating income	1,425
Interest expense	(864)
Other expense	(79)
Depreciation and amortization	(478)

Net income	$4

Add: Historical depreciation and amortization	$478
Net income before purchase accounting adjustments	482
Company share of historical net income	241
Effect of purchase accounting adjustments	(368)

Equity in loss from unconsolidated joint venture	$(127)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

5. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (acquired in place lease value and acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of December 31, 2010 and 2009.

	Balance as of
(Amounts in thousands)	December 31, 2010	December 31, 2009
Acquired in place lease value:
Gross amount	$515,958	$377,336
Accumulated amortization	(261,978)	(215,030)

Net	$253,980	$162,306

Acquired above market leases:
Gross amount	$87,622	$62,757
Accumulated amortization	(47,083)	(36,896)

Net	$40,539	$25,861

Acquired below market leases:
Gross amount	$189,990	$147,938
Accumulated amortization	(96,740)	(78,627)

Net	$93,250	$69,311

Amortization of acquired below-market lease value, net of acquired above-market lease value, resulted in an increase to rental revenues of $8.3 million and $8.0 million for the years ended December 31, 2010 and 2009, respectively. The expected average remaining lives for acquired below market leases and acquired above market leases is 5.2 years and 4.0 years, respectively, as of December 31, 2010. Estimated annual amortization of acquired below-market lease value, net of acquired above-market lease value, for each of the five succeeding years, commencing January 1, 2011 is as follows:

(Amounts in thousands)
2011	$7,882
2012	6,455
2013	7,024
2014	5,664
2015	4,993

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

Costs associated with extending or renewing acquired leases are capitalized as exercised and classified as deferred leasing cost. Amortization of acquired in place lease value (a component of depreciation and amortization expense) was $49.7 million and $35.3 million for the years ended December 31, 2010 and 2009, respectively. The expected average amortization period for acquired in place lease value is 4.6 years as of December 31, 2010. The weighted average period prior to the next renewal of extension related to remaining contractual life for acquired leases is 4.4 years as of December 31, 2010. Estimated annual amortization of acquired in place lease value for each of the five succeeding years, commencing January 1, 2011 is as follows:

(Amounts in thousands)
2011	$51,671
2012	42,109
2013	38,008
2014	33,565
2015	25,531

6. Debt of the Company

In this Note 6, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.

The Company itself does not have any indebtedness. All debt is held directly or indirectly by the Operating Partnership.

Guarantee of Debt

The Company has guaranteed some of the Operating Partnership’s debt. The Company guarantees the Operating Partnership’s obligations with respect to the 2026 Debentures, the 2029 Debentures, the 2020 Notes, the 2015 Notes (each, as defined in Note 7) and its unsecured senior notes sold to Prudential pursuant to the Prudential shelf facility. The Company is also the guarantor of the Operating Partnership’s obligations under its revolving credit facility.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

7. Debt of the Operating Partnership

A summary of outstanding indebtedness of the Operating Partnership as of December 31, 2010 and 2009, respectively, is as follows (in thousands):

Indebtedness	Interest Rate at December 31, 2010		Maturity Date		Principal Outstanding December 31, 2010		Principal Outstanding December 31, 2009
Revolving credit facility	Various	(1)	Aug. 31, 2011	(2)	$333,534	(3)	$205,547	(3)

Unsecured senior notes:
Prudential Shelf Facility:
Series A	7.000%		Jul. 24, 2011		25,000		25,000
Series B	9.320%		Nov. 5, 2013		33,000		33,000
Series C	9.680%		Jan. 6, 2016		25,000		25,000
Series D	4.570%		Jan. 20, 2015		50,000		—
Series E	5.730%		Jan. 20, 2017		50,000		—
Series F	4.500%		Feb. 3, 2015		17,000		—

Total Prudential Shelf Facility					200,000		83,000
Senior Notes:
5.875% notes due 2020	5.875%		Feb. 1, 2020		500,000		—
4.50% notes due 2015	4.500%		Jul. 15, 2015		375,000		—
Unamortized discounts					(8,970)		—

Total senior notes					866,030		—

Total unsecured senior notes, net of discount					1,066,030		83,000

Exchangeable senior debentures:
4.125% exchangeable senior debentures due 2026	4.125%		Aug. 15, 2026	(4)	88,758		172,500
5.50% exchangeable senior debentures due 2029	5.50%		Apr. 15, 2029	(5)	266,400		266,400
Unamortized discount					(1,456)		(6,666)

Total exchangeable senior debentures, net of discount					353,702		432,234

Mortgage loans:
Secured Term Debt(6)(7)	5.65%		Nov. 11, 2014		141,465		144,078
3 Corporate Place(7)(8)	6.72%		Aug. 1, 2011	(9)	80,000		80,000
200 Paul Avenue 1-4(7)	5.74%		Oct. 8, 2015		76,179		77,803
2045 & 2055 LaFayette Street(7)	5.93%		Feb. 6, 2017		66,437		67,271
Mundells Roundabout	3-month GBP LIBOR + 1.20	%(10)	Nov. 30, 2013		66,858	(11)	69,154	(11)
600 West Seventh Street	5.80%		Mar. 15, 2016		54,157		55,524
34551 Ardenwood Boulevard 1-4(7)	5.95%		Nov. 11, 2016		54,306		54,945
1100 Space Park Drive (7)	5.89%		Dec. 11, 2016		54,296		54,944
1350 Duane Avenue/3080 Raymond Street(7)	5.42%		Oct. 1, 2012		52,800		52,800
150 South First Street(7)	6.30%		Feb. 6, 2017		52,154		52,760
114 Rue Ambroise Croizat	3-month EURIBOR + 1.35	%(10)	Jan. 18, 2012		41,430	(12)	45,067	(12)
Clonshaugh Industrial Estate II(8)	3-month EURIBOR + 4.50	%(10)	Sep. 4, 2014		40,152	(12)	42,993	(12)
1500 Space Park Drive (7)	6.15%		Oct. 5, 2013		39,941		41,883
2334 Lundy Place (7)	5.96%		Nov. 11, 2016		39,496		39,960
Unit 9, Blanchardstown Corporate Park	3-month EURIBOR + 1.35	%(10)	Jan. 18, 2012		35,620	(12)	38,746	(12)
Cressex 1(14)	5.68%		Oct. 16, 2014		28,388	(11)	29,486	(11)
6 Braham Street(8)	3-month GBP LIBOR + 0.90	%(10)	Apr. 10, 2011		19,515	(11)	20,831	(11)
1201 Comstock Street (7)(8)	1-month LIBOR + 3.50	%(10)	Jun. 24, 2012	(2)	16,976		17,737
Datacenter Park—Dallas	5.00%		Sep. 15, 2011	(2)	16,150		17,000
Paul van Vlissingenstraat 16	3-month EURIBOR + 1.60	%(10)	Jul. 18, 2013		13,978	(12)	15,208	(12)
Chemin de l’Epinglier 2	3-month EURIBOR + 1.50	%(10)	Jul. 18, 2013		10,113	(12)	11,046	(12)
800 Central Expressway(7)	1-month LIBOR + 4.75%		Jun. 9, 2013		10,000		—
Gyroscoopweg 2E-2F(13)	3-month EURIBOR + 1.50	%(10)	Oct. 18, 2013		8,900	(12)	9,682	(12)
1125 Energy Park Drive(7)	7.62	%(15)	Mar. 1, 2032		9,060		9,203
Manchester Technopark(14)	5.68%		Oct. 16, 2014		8,636	(11)	8,970	(11)
731 East Trade Street	8.22%		Jul. 1, 2020		5,080		5,315
Unamortized net premiums					1,101		1,257

Total mortgage loans, net of premiums					1,043,188		1,063,663

Other secured loans:
800 Central Expressway Mezzanine(7)	1-month LIBOR + 8.50%		Jun. 9, 2013		10,500		—

Total other secured loans					10,500		—
Total indebtedness					$2,806,954		$1,784,444

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

(1)	The interest rate under our revolving credit facility equals either (i) US LIBOR, EURIBOR and GBP LIBOR (ranging from 1- to 6-month maturities) plus a margin of between 1.10% and 2.00% or (ii) the greater of (x) the base rate announced by the lender and (y) 1/2 of 1% per annum above the federal funds rate, plus a margin of between 0.100%---1.000%. In each case, the margin is based on our total leverage ratio. We incur a fee ranging from 0.125% to 0.20% for the unused portion of our unsecured revolving credit facility.
(2)	A one-year extension is available, which we may exercise if certain conditions are met.
(3)	Balances as of December 31, 2010 and December 31, 2009 are as follows (balances, in thousands):

Denomination of Draw	Balance as of December 31, 2010		Weighted-average interest rate	Balance as of December 31, 2009		Weighted-average interest rate
US ($)	$312,500		1.40%	$195,500		1.34%
Euro (€)	—		—	10,047	(a)	1.58%
British Sterling (£)	21,034	(b)	1.69%	—		—

Total	$333,534		1.42%	$205,547		1.35%

(a)	Based on exchange rate of $1.43 to €1.00 as of December 31, 2009.
(b)	Based on exchange rate of $1.56 to £1.00 as of December 31, 2010.
(4)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of August 15, 2011, August 15, 2016 and August 15, 2021. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on August 18, 2011.
(5)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of April 15, 2014, April 15, 2019 and April 15, 2024. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on April 18, 2014.
(6)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.
(7)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.
(8)	The Operating Partnership or its subsidiary provides a limited recourse guarantee with respect to this loan.
(9)	Two one-year extensions are available, which we may exercise if certain conditions are met.
(10)	We have entered into interest rate swap or interest rate cap agreements as a cash flow hedge for interest generated by these US LIBOR, EURIBOR and GBP LIBOR based loans. See note 14 for further information.
(11)	Based on exchange rate of $1.56 to £1.00 as of December 31, 2010 and $1.61 to £1.00 as of December 31, 2009.
(12)	Based on exchange rate of $1.34 to €1.00 as of December 31, 2010 and $1.43 to €1.00 as of December 31, 2009.
(13)	This loan is also secured by a €1.3 million letter of credit.
(14)	These loans are also secured by a £7.8 million letter of credit. These loans are cross-collateralized by the two properties.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

(15)	If the loan is not repaid by March 1, 2012, the interest rate increases to the greater of 9.62% or the treasury rate then in effect plus 2%. Subject to a prepayment lock-out period through December 2011.

Revolving Credit Facility

As of December 31, 2010, our revolving credit facility had a total capacity of $750.0 million. Effective August 31, 2010, we exercised the first of two one-year extension options to our revolving credit facility, which extends its maturity date from August 31, 2010 to August 31, 2011. The bank group is obligated to grant extension options provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility. On June 28, 2010, we completed an amendment to our revolving credit facility. The amendment to the revolving credit facility provides us with the ability to add eligible unencumbered international assets to the borrowing base in support of our outstanding unsecured debt. International assets include properties located in Canada, England, Ireland, Wales, France, Spain, the Netherlands, Singapore and Australia. Under the new amendment, international assets may comprise up to 25% of the borrowing base, with assets in Spain and Singapore limited to up to 10% of the borrowing base. As of December 31, 2010, borrowings under the revolving credit facility bore interest at a blended rate of 1.40% (U.S) and 1.69% (GBP), which are based primarily on 1-month LIBOR and 1-month GBP LIBOR, respectively, plus a margin of 1.10%. The revolving credit facility has a $515.0 million sub-facility for multicurrency advances in British Pounds Sterling, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes. As of December 31, 2010, approximately $333.5 million was drawn under this facility and $29.9 million of letters of credit were issued.

The credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios as well as a pool of unencumbered assets. In addition, a downgrade in Digital Realty Trust, Inc.’s credit rating below investment grade may trigger additional payments or other consequences under our credit facility. In addition, except to enable Digital Realty Trust, Inc. to maintain its status as a REIT for federal income tax purposes or as may otherwise be required to avoid the imposition of income or excise taxes on Digital Reality Trust, Inc., we are not permitted during any four consecutive fiscal quarters to make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined, for such period, subject to certain other adjustments. As of December 31, 2010, we were in compliance with all of such covenants.

During the years ended December 31, 2010, 2009 and 2008, we capitalized interest of approximately $10.2 million $9.2 million and $18.4 million, respectively.

Unsecured Senior Notes

Prudential Shelf Facility

On January 20, 2010, the Operating Partnership closed the sale of $100.0 million aggregate principal amount of its senior unsecured term notes to Prudential Investment Management, Inc. and certain of its affiliates, or, collectively, Prudential, pursuant to the Prudential shelf facility. The notes were issued in two series referred to as the series D and series E notes. The series D notes have a principal amount of $50.0 million, an interest-only rate of 4.57% per annum and a five-year maturity, and the series E notes have a principal amount of $50.0 million, an interest-only rate of 5.73% per annum and a seven-year maturity. On February 3, 2010, the Operating Partnership closed the sale of an additional $17.0 million aggregate principal amount of its senior unsecured term

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

notes, which we refer to as the series F notes, to Prudential pursuant to the Prudential shelf facility. The series F notes have an interest-only rate of 4.50% per annum and a five-year maturity. We used the proceeds of the series D, series E and series F notes to fund acquisitions, to temporarily repay borrowings under our revolving credit facility, to fund working capital and for general corporate purposes. As of December 31, 2010 and 2009, there was $200.0 million and $83.0 million of unsecured senior notes outstanding, respectively. On December 8, 2010, our operating partnership and Prudential entered into an amendment to the Note Purchase and Private Shelf Agreement, increasing the capacity of the Prudential shelf facility from $200.0 million to $250.0 million.

5.875% Notes due 2020

On January 28, 2010, the Operating Partnership issued $500.0 million aggregate principal amount of notes, maturing on February 1, 2020 with an interest rate of 5.875% per annum (the 2020 Notes). The purchase price paid by the initial purchasers was 98.296% of the principal amount. The 2020 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. Interest on the 2020 Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2010. The net proceeds from the offering after deducting the original issue discount of approximately $8.5 million and underwriting commissions and expenses of approximately $4.4 million was approximately $487.1 million. We used the net proceeds from the offering to temporarily repay our borrowings under our revolving credit facility, fund development and redevelopment opportunities and for general corporate purposes. The 2020 Notes have been reflected net of discount in the consolidated balance sheet.

The indenture governing the 2020 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2010, we were in compliance with each of these financial covenants.

We entered into a registration rights agreement whereby the Operating Partnership agreed to conduct an offer to exchange the 2020 Notes for a new series of publicly registered notes with substantially identical terms. If the Operating Partnership did not fulfill certain of its obligations under the registration rights agreement, it would have been required to pay liquidated damages to the holders of the 2020 Notes. No separate contingent obligation was recorded as no liquidated damages became probable. We filed a registration statement with the U.S. Securities and Exchange Commission in June 2010 in connection with the exchange offer, which was declared effective in September 2010. We completed the exchange offer on November 5, 2010.

4.500% Notes due 2015

On July 8, 2010, the Operating Partnership issued $375.0 million aggregate principal amount of notes, maturing on July 15, 2015 with an interest rate of 4.500% per annum (the 2015 Notes). The purchase price paid by the initial purchasers was 99.697% of the principal amount. The 2015 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. Interest on the 2015 Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2011. The net proceeds from the offering after deducting the original issue discount of approximately $1.1 million and underwriting commissions and expenses of approximately $3.1 million was approximately $370.8 million. We used the net proceeds from the offering to fund a portion of the purchase price of the 365 Main Portfolio. The 2015 Notes have been reflected net of discount in the consolidated balance sheet.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

The indenture governing the 2015 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2010, we were in compliance with each of these financial covenants.

We have entered into a registration rights agreement whereby the Operating Partnership agreed to conduct an offer to exchange the 2015 Notes for a new series of publicly registered notes with substantially identical terms. If the Operating Partnership does not fulfill certain of its obligations under the registration rights agreement, it will be required to pay liquidated damages to the holders of the 2015 Notes. No separate contingent obligation has been recorded as no liquidated damages have become probable. We filed a registration statement with the U.S. Securities and Exchange Commission in October 2010 in connection with the exchange offer, which was declared effective in December 2010. We completed the exchange offer on January 19, 2011.

Exchangeable Senior Debentures

4.125% Exchangeable Senior Debentures due 2026

On August 15, 2006, the Operating Partnership issued $172.5 million of its 4.125% exchangeable senior debentures due August 15, 2026 (the 2026 Debentures). Costs incurred to issue the 2026 Debentures were approximately $5.4 million, net of the amount allocated to the equity component of the debentures. These costs are being amortized over a period of five years, which represents the estimated term of the 2026 Debentures, and are included in deferred financing costs, net in the consolidated balance sheet. The 2026 Debentures are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Digital Realty Trust, Inc.

Interest is payable on August 15 and February 15 of each year beginning February 15, 2007 until the maturity date of August 15, 2026. The 2026 Debentures bear interest at 4.125% per annum and contain an exchange settlement feature, which provides that the 2026 Debentures may, under certain circumstances, be exchangeable for cash (up to the principal amount of the 2026 Debentures) and, with respect to any excess exchange value, into cash, shares of Digital Realty Trust, Inc. common stock or a combination of cash and shares of Digital Realty Trust, Inc. common stock at an exchange rate that was initially 30.6828 shares per $1,000 principal amount of 2026 Debentures. The exchange rate on the 2026 Debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on Digital Realty Trust, Inc. common stock in excess of $0.265 per share per quarter (the “reference dividend”). Effective December 13, 2010, the exchange rate has been adjusted to 31.8250 shares per $1,000 principal amount of 2026 Debentures as a result of the aggregate dividends in excess of the reference dividend that Digital Realty Trust, Inc. declared and paid on its common stock beginning with the quarter ended December 31, 2006 and through the quarter ended December 31, 2010.

Prior to August 18, 2011, the Operating Partnership may not redeem the 2026 Debentures except to preserve Digital Realty Trust, Inc.’s status as a REIT for U.S. federal income tax purposes. On or after August 18, 2011, at the Operating Partnership’s option, the 2026 Debentures are redeemable in cash in whole or in part at 100% of the principal amount plus unpaid interest, if any, accrued to, but excluding, the redemption date, upon at least 30 days’ but not more than 60 days’ prior written notice to holders of the 2026 Debentures.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

The holders of the 2026 Debentures have the right to require the Operating Partnership to repurchase the 2026 Debentures in cash in whole or in part on each of August 15, 2011, August 15, 2016 and August 15, 2021, and in the event of a designated event, for a repurchase price equal to 100% of the principal amount of the 2026 Debentures plus unpaid interest, if any, accrued to, but excluding, the repurchase date. Designated events include certain merger or combination transactions, non-affiliates becoming the beneficial owner of more than 50% of the total voting power of Digital Realty Trust, Inc.’s capital stock, a substantial turnover of Digital Realty Trust, Inc.’s directors within a 12- month period and Digital Realty Trust, Inc. ceasing to be the general partner of the Operating Partnership. Certain events are considered “Events of Default,” which may result in the accelerated maturity of the 2026 Debentures, including a default for 30 days in payment of any installment of interest under the 2026 Debentures, a default in the payment of the principal amount or any repurchase price or redemption price due with respect to the 2026 Debentures and the Operating Partnership’s failure to deliver cash or any shares of Digital Realty Trust, Inc. common stock within 15 days after the due date upon an exchange of the 2026 Debentures, together with any cash due in lieu of fractional shares of common stock.

In addition, the 2026 Debentures are exchangeable (i) prior to July 15, 2026, during any fiscal quarter after the fiscal quarter ended September 30, 2006, if the closing sale price of Digital Realty Trust, Inc. common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the exchange price in effect on the last trading day of the immediately preceding fiscal quarter, (ii) prior to July 15, 2026, during the five business day period after any five consecutive trading day period in which the average trading price per $1,000 principal amount of 2026 Debentures was equal to or less than 98% of the product of the closing sale price of the common stock during such period, multiplied by the applicable exchange rate, (iii) if we call the 2026 Debentures for redemption and (iv) any time on or after July 15, 2026. In July 2010, we gave notice to the holders of the 2026 Debentures that the 2026 Debentures shall be exchangeable during the calendar quarter ending September 30, 2010 pursuant to (i) above. The exchange price in effect as of December 31, 2010 was $31.42 per share. We have entered into a registration rights agreement whereby we agreed to register the shares of common stock which could be issued in the future upon exchange of the 2026 Debentures. We filed the shelf registration statement with the U.S. Securities and Exchange Commission in April 2007.

During the year ended December 31, 2010, we entered into agreements with institutional holders of approximately $83.7 million aggregate principal amount of our 2026 Debentures to exchange such debentures held by such holders for a combination of cash (approximately $1.9 million including accrued interest) and 2,632,054 privately issued shares of Digital Realty Trust, Inc. common stock. As of December 31, 2010, the remaining $88.8 million face amount of the 2026 Debentures remains outstanding under the original terms. We recorded a loss on exchange of approximately $3.5 million for the year ended December 31, 2010, determined based on the amount of the inducement paid of approximately $0.5 million for the year ended December 31, 2010, plus the excess of the fair value of the 2026 Debentures at the exchange date over the carrying value of the exchanged 2026 Debentures along with a write off of a pro rata portion of the associated debt discount on the 2026 Debentures and deferred financing costs. This loss is reported as a loss on early extinguishment of debt in the consolidated income statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

The following table provides additional information about the 2026 Debentures as of the date presented pursuant to requirements under U.S. GAAP for convertible debt instruments that require the principal amount to be settled in cash upon conversion:

	4.125% Exchangeable Senior Debentures due 2026
($ and shares in thousands, except exchange price)	December 31, 2010	December 31, 2009
Carrying amount of the equity component	$9,406	$18,280
Principal amount of the liability component	$88,758	$172,500
Unamortized discount of the liability component	$1,456	$6,666
Net carrying amount of the liability component	$87,302	$165,834
Remaining amortization period of discount	7 months	19 months
Exchange price	$31.42	$32.22
Number of shares to be issued upon exchange(a)	1,103	1,923
The amount by which the if-exchanged value exceeds the principal amount(a)	$56,828	$96,693
Effective interest rate on liability component	6.75%	6.75%
Non-cash interest cost recognized for the year ended	$3,517	$3,933
Coupon rate interest cost recognized for the year ended	$5,815	$7,116

(a)	In accordance with accounting guidance on convertible debt instruments that requires the principal amount to be settled in cash upon conversion, we are required to disclose the exchange price and the number of shares on which the aggregate consideration to be delivered upon exchange is determined (principal plus excess value). The 2026 Debentures require the entire principal amount to be settled in cash, and at our option, any excess value above the principal amount may be settled in cash and/or common shares. Based on the December 31, 2010 and December 31, 2009 closing share prices of Digital Realty Trust, Inc. common stock and the exchange prices in the table above, the excess value was approximately $56.8 million and $96.7 million, respectively; accordingly, approximately 1.1 million and 1.9 million common shares, respectively, would be issued if the 2026 Debentures were settled on these dates and we elected to settle the excess value in shares of Digital Realty Trust, Inc. common stock.

5.50% Exchangeable Senior Debentures due 2029

On April 20, 2009, the Operating Partnership issued $266.4 million of its 5.50% exchangeable senior debentures due April 15, 2029 (the 2029 Debentures). Costs incurred to issue the 2029 Debentures were approximately $7.8 million. These costs are being amortized over a period of five years, which represents the estimated term of the 2029 Debentures, and are included in deferred financing costs, net in the consolidated balance sheet. The 2029 Debentures are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Digital Realty Trust, Inc.

Interest is payable on October 15 and April 15 of each year beginning October 15, 2009 until the maturity date of April 15, 2029. The 2029 Debentures bear interest at 5.50% per annum and may be exchanged for shares of Digital Realty Trust, Inc. common stock at an exchange rate that was initially 23.2558 shares per $1,000 principal amount of 2029 Debentures. The exchange rate on the 2029 Debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on Digital Realty Trust, Inc. common stock in excess of $0.33 per share per quarter (the “reference dividend”). Effective September 13, 2010, the exchange rate has been adjusted to 23.5360 shares per $1,000 principal amount of 2029 Debentures as a result of the aggregate

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

dividends in excess of the reference dividend that Digital Realty Trust, Inc. declared and paid on its common stock beginning with the quarter ended June 30, 2009 and through the quarter ended September 30, 2010. Due to the fact that the exchange feature for the 2029 Debentures must be settled in the common stock of Digital Realty Trust, Inc., new accounting guidance on convertible debt instruments that requires the principal amount to be settled in cash upon conversion does not apply.

Prior to April 18, 2014, the Operating Partnership may not redeem the 2029 Debentures except to preserve Digital Realty Trust, Inc.’s status as a REIT for U.S. federal income tax purposes. On or after April 18, 2014, at the Operating Partnership’s option, the 2029 Debentures are redeemable in cash in whole or in part at 100% of the principal amount plus unpaid interest, if any, accrued to, but excluding, the redemption date, upon at least 30 days’ but not more than 60 days’ prior written notice to holders of the 2029 Debentures.

The holders of the 2029 Debentures have the right to require the Operating Partnership to repurchase the 2029 Debentures in cash in whole or in part on each of April 15, 2014, April 15, 2019 and April 15, 2024, and in the event of a designated event, for a repurchase price equal to 100% of the principal amount of the 2029 Debentures plus unpaid interest, if any, accrued to, but excluding, the repurchase date. Designated events include certain merger or combination transactions, non-affiliates becoming the beneficial owner of more than 50% of the total voting power of Digital Realty Trust, Inc.’s capital stock, a substantial turnover of Digital Realty Trust, Inc.’s directors within a 12-month period without the approval of existing members and Digital Realty Trust, Inc. ceasing to be the general partner of the Operating Partnership. Certain events are considered “Events of Default,” which may result in the accelerated maturity of the 2029 Debentures, including a default for 30 days in payment of any installment of interest under the 2029 Debentures, a default in the payment of the principal amount or any repurchase price or redemption price due with respect to the 2029 Debentures and the Operating Partnership’s failure to deliver shares of Digital Realty Trust, Inc. common stock within 15 days after the due date upon an exchange of the 2029 Debentures, together with any cash due in lieu of fractional shares of common stock.

We have entered into a registration rights agreement whereby we must register the shares of common stock which could be issued in the future upon exchange of the 2029 Debentures. We filed the shelf registration statement with the U.S. Securities and Exchange Commission in December 2009.

The table below summarizes our debt maturities and principal payments as of December 31, 2010 (in thousands):

	Revolving Credit Facility(1)	Unsecured Senior Notes	Senior Notes	Exchangeable Senior Debentures		Mortgage Loans(2)	Other Secured Loans	Total Debt
2011	$333,534	$25,000	$—	$88,758	(3)	$130,611	$—	$577,903
2012	—	—	—	—		158,348	—	158,348
2013	—	33,000	—	—		156,009	10,500	199,509
2014	—	—	—	266,400	(4)	216,586	—	482,986
2015	—	67,000	375,000	—		75,436	—	517,436
Thereafter	—	75,000	500,000	—		305,097	—	880,097

Subtotal	$333,534	$200,000	$875,000	$355,158		$1,042,087	$10,500	$2,816,279
Unamortized discount	—	—	(8,970)	(1,456)		—	—	(10,426)
Unamortized premium	—	—	—	—		1,101	—	1,101

Total	$333,534	$200,000	$866,030	$353,702		$1,043,188	$10,500	$2,806,954

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

(1)	Subject to a one-year extension option exercisable by us. The bank group is obligated to grant the extension option provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility.
(2)	Our mortgage loans are generally non-recourse to us, subject to carve outs for specified actions by us or specified undisclosed environmental liabilities. As of December 31, 2010, we had provided limited recourse guarantees with respect to approximately $156.6 million principal amount of the outstanding mortgage indebtedness, and partial letter of credit support with respect to approximately an additional $45.9 million of the outstanding mortgage indebtedness.
(3)	Assumes maturity of the 2026 Debentures at first redemption date in August 2011.
(4)	Assumes maturity of the 2029 Debentures at first redemption date in April 2014.

8. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2010	2009	2008
Net income available to common stockholders	$58,339	$47,258	$26,690

Weighted average shares outstanding—basic	84,275,498	75,950,370	68,829,267
Potentially dilutive common shares:
Stock options	201,704	138,944	219,993
Class C Units (2005 Grant)	—	—	673,192
Class C Units (2007 Grant)	97,761	—	—
Unvested incentive units	186,691	—	—
Excess exchange value of the 2026 Debentures	1,251,817	931,576	713,308

Weighted average shares outstanding—diluted	86,013,471	77,020,890	70,435,760

Income per share:
Basic	$0.69	$0.62	$0.39

Diluted	$0.68	$0.61	$0.38

On or after July 15, 2026, the 2026 Debentures may be exchanged at the then-applicable exchange rate for cash (up to the principal amount of the 2026 Debentures) and, with respect to any excess exchange value, into cash, shares of Digital Realty Trust, Inc. common stock or a combination of cash and shares of Digital Realty Trust, Inc. common stock. The 2026 Debentures are also exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events. During the year ended December 31, 2010, the weighted average common stock price exceeded the strike price as of December 31, 2010 of $31.42, for the year ended December 31, 2009, the weighted average common stock price exceeded the current strike price of $32.22 per share and for the year ended December 31, 2008, the weighted average common stock price exceeded the strike price of $32.59 per share. Therefore, using the treasury method, 1,251,817, 931,576 and 713,308 shares of common stock contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common shares in determining diluted earnings per share for the years ended December 31, 2010, 2009 and 2008, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Year Ended December 31,
	2010	2009	2008
Weighted average of Operating Partnership common units not owned by us	4,985,674	5,764,856	6,330,996
Potentially dilutive outstanding stock options	—	389,016	554,294
Potentially dilutive 2029 Debentures	6,217,841	4,345,228	—
Potentially dilutive outstanding Class C Units (2007 Grant)	—	685,036	750,724
Potentially dilutive Series C Cumulative Convertible Preferred Stock	3,671,190	3,617,214	3,614,800
Potentially dilutive Series D Cumulative Convertible Preferred Stock	8,271,022	8,215,220	7,429,882

	23,145,727	23,016,570	18,680,696

9. Income per Unit

The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Year Ended December 31,
	2010	2009	2008
Net income available to common unitholders	$61,745	$50,690	$29,019

Weighted average units outstanding—basic	89,261,172	81,715,226	75,160,263
Potentially dilutive common units:
Stock options	201,704	138,944	219,993
Class C Units (2005 Grant)	—	—	673,192
Class C Units (2007 Grant)	97,761	—	—
Unvested incentive units	186,691	—	—
Excess exchange value of the 2026 Debentures	1,251,817	931,576	713,308

Weighted average units outstanding—diluted	90,999,145	82,785,746	76,766,756

Income per unit:
Basic	$0.69	$0.62	$0.39

Diluted	$0.68	$0.61	$0.38

On or after July 15, 2026, the 2026 Debentures may be exchanged at the then-applicable exchange rate for cash (up to the principal amount of the 2026 Debentures) and, with respect to any excess exchange value, into cash, shares of Digital Realty Trust, Inc. common stock or a combination of cash and shares of Digital Realty Trust, Inc. common stock. Pursuant to the terms of the Operating Partnership’s agreement of limited partnership, the Operating Partnership will deliver to Digital Realty Trust, Inc. one common unit for each share of common stock issuable upon exchange of the 2026 Debentures. The 2026 Debentures are also exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events. During the year ended December 31, 2010, the weighted average common stock price exceeded the strike price as of December 31, 2010 of $31.42, for the year ended December 31, 2009, the weighted average common stock price exceeded the current strike price of $32.22 per share and for the year ended December 31, 2008, the weighted average common stock price

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

exceeded the strike price of $32.59 per share. Therefore, using the treasury method, 1,251,817, 931,576 and 713,308 common units contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common units in determining diluted earnings per unit for the years ended December 31, 2010, 2009 and 2008, respectively.

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Year Ended December 31,
	2010	2009	2008
Potentially dilutive outstanding stock options	—	389,016	554,294
Potentially dilutive 2029 Debentures	6,217,841	4,345,228	—
Potentially dilutive outstanding Class C Units (2007 Grant)	—	685,036	750,724
Potentially dilutive Series C Cumulative Convertible Preferred Units	3,671,190	3,617,214	3,614,800
Potentially dilutive Series D Cumulative Convertible Preferred Units	8,271,022	8,215,220	7,429,882

	18,160,053	17,251,714	12,349,700

10. Income Taxes

Digital Realty Trust, Inc. (the Parent Company) elected to be taxed as a REIT and believes that it has complied with the REIT requirements of the Code. As a REIT, the Parent Company is generally not subject to corporate level federal income taxes on taxable income to the extent it is currently distributed to its stockholders. Since inception, the Parent Company has distributed 100% of its taxable income and intends to do so for the tax year ending December 31, 2010. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the years ended December 31, 2010, 2009 and 2008.

We have elected taxable REIT subsidiary (TRS) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs and hold assets that REITs cannot hold directly. A TRS is subject to federal income tax as a regular C corporation. Income taxes for TRS entities are accrued, as necessary, for the years ended December 31, 2010, 2009 and 2008.

For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries are accrued, as necessary, for the years ended December 31, 2010, 2009 and 2008.

11. Equity and Accumulated Other Comprehensive Loss, Net

(a) Equity Distribution Agreements

On December 31, 2009, Digital Realty Trust, Inc. entered into equity distribution agreements, which we refer to as the Original Equity Distribution Agreements, with each of Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, or the Original Agents,

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

under which it could issue and sell shares of its common stock having an aggregate offering price of up to $400,000,000 from time to time through, at its discretion, any of the Original Agents as its sales agents. On January 22, 2010, Digital Realty Trust, Inc. amended and restated each Original Equity Distribution Agreement with the applicable Original Agent, and also entered into a new equity distribution agreement with Morgan Stanley & Co. Incorporated, or collectively the Equity Distribution Agreements, under which it may issue and sell shares of its common stock having an aggregate offering price of up to $400,000,000 (including the approximately 1.1 million shares of common stock having an aggregate offering price of approximately $54.3 million sold pursuant to the Original Equity Distribution Agreements as of January 22, 2010), from time to time through, at its discretion, any of the Original Agents or Morgan Stanley & Co. Incorporated as its sales agents. The sales of common stock made under the Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. From January 1, 2010 through December 31, 2010, Digital Realty Trust, Inc. generated net proceeds of approximately $217.1 million from the issuance of approximately 3.8 million common shares under the Equity Distribution Agreements at an average price of $57.66 per share after payment of approximately $3.3 million of commissions to the sales agents.

(b) Redeemable Preferred Stock

8.50% Series A Cumulative Redeemable Preferred Stock

On August 24, 2010, the 8.50% series A cumulative redeemable preferred stock was redeemed for a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date of approximately $1.3 million. In connection with the redemption, the previously incurred offering costs of approximately $4.2 million were written-off and deducted in the computation of net income available to common stockholders.

7.875% Series B Cumulative Redeemable Preferred Stock

On December 10, 2010, the 7.875% series B cumulative redeemable preferred stock was redeemed for a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date of approximately $1.0 million. In connection with the redemption, the previously incurred offering costs of approximately $2.7 million were written-off and deducted in the computation of net income available to common stockholders.

(c) Convertible Preferred Stock

4.375% Series C Cumulative Convertible Preferred Stock

On April 10, 2007, we issued 7,000,000 shares of our 4.375% series C cumulative convertible preferred stock, or series C preferred stock. Dividends are cumulative on our series C preferred stock from the date of original issuance in the amount of $1.09375 per share each year, which is equivalent to 4.375% of the $25.00 liquidation preference per share. Dividends on our series C preferred stock are payable quarterly in arrears. Our series C preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, our series C preferred stock will rank senior to our common stock with respect to the payment of distributions and other amounts and rank on parity with our series D preferred stock. We are not allowed to redeem our series C preferred stock, except in limited circumstances to preserve our status as a REIT. Holders of our series C preferred stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

Holders of shares of series C preferred stock may convert some or all of their outstanding shares of series C preferred stock initially at a conversion rate of 0.5164 shares of common stock per $25.00 liquidation preference. Effective September 13, 2010, the conversion rate has been adjusted to 0.5290 shares of common stock per $25.00 liquidation preference as a result of the aggregate dividends in excess of the reference dividend that we declared and paid on our common beginning with the quarter ended March 31, 2010 and through the quarter ended September 30, 2010. Except as otherwise provided, shares of our series C preferred stock will be convertible only into shares of our common stock. On or after April 10, 2012, we may, at our option, convert some or all of our series C preferred stock into that number of shares of common stock that are issuable at the then-applicable conversion rate. We may exercise this conversion option only if (1) the closing sale price per share of our common stock equals or exceeds 130% of the then-applicable conversion price of our series C preferred stock for at least 20 trading days in a period of 30 consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option; and (2) on or prior to the effective date of our conversion option, we have either declared and paid, or declared and set apart for payment, any unpaid dividends that are in arrears on our series C preferred stock. The conversion rate on the series C preferred stock is subject to adjustment, including, but not limited to, for certain dividends on our common stock in excess of $0.28625 per share per quarter, subject to adjustment. If holders of shares of the series C preferred stock elect to convert their shares of the series C preferred stock in connection with a fundamental change that occurs on or prior to April 10, 2014, we will increase the conversion rate for shares of the series C preferred stock surrendered for conversion by a number of additional shares determined based on the stock price at the time of such fundamental change and the effective date of such fundamental change. The aggregate number of shares of our common stock issuable in connection with the exercise of the fundamental change conversion right may not exceed 7.3 million shares.

5.500% Series D Cumulative Convertible Preferred Stock

On February 6, 2008, we issued 13,800,000 shares of our 5.500% series D cumulative convertible preferred stock, or series D preferred stock. Dividends are cumulative on our series D preferred stock from the date of original issuance in the amount of $1.375 per share each year, which is equivalent to 5.500% of the $25.00 liquidation preference per share. Dividends on our series D preferred stock are payable quarterly in arrears. Our series D preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, our series D preferred stock will rank senior to our common stock with respect to the payment of distributions and other amounts and rank on parity with our series C preferred stock. We are not allowed to redeem our series D preferred stock, except in limited circumstances to preserve our status as a REIT. Holders of our series D preferred stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

Holders of shares of series D preferred stock may convert some or all of their outstanding shares of series D preferred stock initially at a conversion rate of 0.5955 shares of common stock per $25.00 liquidation preference. Effective June 11, 2010, the conversion rate has been adjusted to 0.6030 shares of common stock per $25.00 liquidation preference as a result of the aggregate dividends in excess of the reference dividend that we declared and paid on our common beginning with the quarter ended December 31, 2008 and through the quarter ended June 30, 2010. Except as otherwise provided, shares of our series D preferred stock will be convertible only into shares of our common stock. On or after February 6, 2013, we may, at our option, convert some or all of our series D preferred stock into that number of shares of common stock that are issuable at the then-applicable conversion rate. We may exercise this conversion option only if (1) the closing sale price per share of our

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

common stock equals or exceeds 130% of the then-applicable conversion price of our series D preferred stock for at least 20 trading days in a period of 30 consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option; and (2) on or prior to the effective date of our conversion option, we have either declared and paid, or declared and set apart for payment, any unpaid dividends that are in arrears on our series D preferred stock. The conversion rate on the series D preferred stock is subject to adjustment, including, but not limited to, for certain dividends on our common stock in excess of $0.31 per share per quarter, subject to adjustment. If holders of shares of the series D preferred stock elect to convert their shares of the series D preferred stock in connection with a fundamental change that occurs on or prior to February 6, 2015, we will increase the conversion rate for shares of the series D preferred stock surrendered for conversion by a number of additional shares determined based on the stock price at the time of such fundamental change and the effective date of such fundamental change. The aggregate number of shares of our common stock issuable in connection with the exercise of the fundamental change conversion right may not exceed 16.4 million shares.

(d) Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interest in the Operating Partnership as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	91,159,221	94.3%	76,812,783	93.4%
Noncontrolling interests consist of:
Common units held by third parties	3,937,827	4.1	4,360,549	5.3
Incentive units held by employees and directors (see note 13)	1,525,592	1.6	1,058,548	1.3

	96,622,640	100.0%	82,231,880	100.0%

Limited partners have the right to require the Operating Partnership to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of redemption. Alternatively, Digital Realty Trust, Inc. may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to authoritative accounting guidance, Digital Realty Trust, Inc. evaluated whether it controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of the noncontrolling Operating Partnership common and incentive units. Based on the results of this analysis, we concluded that the common and incentive Operating Partnership units met the criteria to be classified within equity.

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $244.5 million and $249.5 million based on the closing market price of Digital Realty Trust, Inc. common stock on December 31, 2010 and 2009, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

The following table shows activity for the noncontrolling interests in the Operating Partnership for the years ended December 31, 2010, 2009 and 2008:

	Common Units	Incentive Units	Total
As of December 31, 2007	5,290,070	1,385,724	6,675,794
Redemption of common units for shares of our common stock(1)	(760,128)	—	(760,128)
Redemption of common units for shares of our common stock by employees of the Company(1)	—	(302,226)	(302,226)
Conversion of incentive units held by employees and directors for shares of our common stock(1)	—	(762,803)	(762,803)
Transfer of common units to a third party by an employee of the Company(1)	607	(607)	—
Vesting of 2005 OPP Grant	—	781,395	781,395
Grant of incentive units to employees and directors	—	187,098	187,098

As of December 31, 2008	4,530,549	1,288,581	5,819,130
Redemption of common units for shares of our common stock(1)	(170,000)	—	(170,000)
Conversion of incentive units held by employees and directors for shares of our common stock(1)	—	(480,511)	(480,511)
Cancellation of incentive units held by employees and directors	—	(20,252)	(20,252)
Grant of incentive units to employees and directors	—	270,730	270,730

As of December 31, 2009	4,360,549	1,058,548	5,419,097
Redemption of common units for shares of our common stock(1)	(422,722)	—	(422,722)
Conversion of incentive units held by employees and directors for shares of our common stock(1)	—	(348,266)	(348,266)
Vesting of Class C Units (2007 Grant)	—	593,316	593,316
Grant of incentive units to employees and directors	—	222,024	222,024

As of December 31, 2010	3,937,827	1,525,622	5,463,449

(1)	This redemption was recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying consolidated balance sheet of Digital Realty Trust, Inc.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

(e) Dividends

We have declared the following dividends on our common and preferred stock for the years ended December 31, 2010, 2009 and 2008 (in thousands):

Date dividend declared	Dividend payable date	Series A Preferred Stock(1)		Series B Preferred Stock(2)		Series C Preferred Stock(3)	Series D Preferred Stock(4)	Common Stock
February 25, 2008	March 31, 2008	2,199		1,246		1,914	2,899	20,295	(5)
May 5, 2008	June 30, 2008	2,199		1,246		1,914	4,744	20,512	(5)
August 4, 2008	September 30, 2008	2,199		1,246		1,914	4,744	22,491	(5)
November 4, 2008	December 31, 2008 for Series A, B, C and D Preferred Stock; January 7, 2009 for Common Stock	2,199		1,246		1,914	4,744	24,150	(6)

Total—2008		$8,796		$4,984		$7,656	$17,131	$87,448

February 24, 2009	March 31, 2009	2,199		1,246		1,914	4,742	25,077	(6)
April 28, 2009	June 30, 2009	2,199		1,246		1,914	4,742	25,126	(6)
July 28, 2009	September 30, 2009	2,199		1,246		1,914	4,742	27,502	(7)
October 27, 2009	December 31, 2009 for Series A, B, C and D Preferred Stock; January 15, 2010 for Common Stock	2,199		1,246		1,914	4,742	34,561	(8)

Total—2009		$8,796		$4,984		$7,656	$18,968	$112,266

February 23, 2010	March 31, 2010	2,199		1,246		1,914	4,742	37,512	(9)
April 27, 2010	June 30, 2010	2,199		1,246		1,914	4,742	41,783	(9)
July 19, 2010	September 30, 2010	—	(10)	1,246		1,914	4,739	47,024	(11)
November 2, 2010	December 31, 2010 for Series C and D Preferred Stock; January 14, 2011 for Common Stock	—		—	(12)	1,914	4,739	48,297	(11)

Total—2010		$4,398		$3,738		$7,656	$18,962	$174,616

(1)	$2.125 annual rate of dividend per share.
(2)	$1.969 annual rate of dividend per share.
(3)	$1.094 annual rate of dividend per share.
(4)	$1.375 annual rate of dividend per share.
(5)	$1.240 annual rate of dividend per share.
(6)	$1.320 annual rate of dividend per share.
(7)	$1.440 annual rate of dividend per share.
(8)	$1.800 annual rate of dividend per share.
(9)	$1.920 annual rate of dividend per share.
(10)	Redeemed on August 24, 2010 for a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date of approximately $1.3 million. In connection with the redemption, the previously incurred offering costs of approximately $4.2 million were written-off and deducted in the computation of net income available to common stockholders.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

(11)	$2.120 annual rate of dividend per share.
(12)	Redeemed on December 10, 2010 for a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date of approximately $1.0 million. In connection with the redemption, the previously incurred offering costs of approximately $2.7 million were written-off and deducted in the computation of net income available to common stockholders.

Distributions out of Digital Realty Trust, Inc.’s current or accumulated earnings and profits are generally classified as dividends whereas distributions in excess of its current and accumulated earnings and profits, to the extent of a stockholder’s U.S. federal income tax basis in Digital Realty Trust, Inc.’s stock, are generally classified as a return of capital. Distributions in excess of a stockholder’s U.S. federal income tax basis in Digital Realty Trust, Inc.’s stock are generally characterized as capital gain. Cash provided by operating activities has been sufficient to fund all distributions.

(f) Accumulated Other Comprehensive Loss, Net

The accumulated balances for each classification of other comprehensive loss are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive loss, net
Balance as of December 31, 2008	$(42,317)	$(7,186)	$(49,503)

Net current period change	22,816	(5,047)	17,769
Reclassification to interest expense from interest rate swaps	—	3,787	3,787

Balance as of December 31, 2009	$(19,501)	$(8,446)	$(27,947)

Net current period change	(13,674)	(6,732)	(20,406)
Reclassification to interest expense from interest rate swaps	—	6,272	6,272

Balance as of December 31, 2010	$(33,175)	$(8,906)	$(42,081)

12. Capital and Accumulated Other Comprehensive Loss

(a) Redeemable Preferred Units

8.50% Series A Cumulative Redeemable Preferred Units

On August 24, 2010, the 8.50% series A cumulative redeemable preferred units were redeemed for a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date of approximately $1.3 million. In connection with the redemption, the previously incurred offering costs of approximately $4.2 million were written-off and deducted in the computation of net income available to common unitholders.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

7.875% Series B Cumulative Redeemable Preferred Units

On December 10, 2010, the 7.875% series B cumulative redeemable preferred units were redeemed for a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date of approximately $1.0 million. In connection with the redemption, the previously incurred offering costs of approximately $2.7 million were written-off and deducted in the computation of net income available to common unitholders.

(b) Convertible Preferred Units

4.375% Series C Cumulative Convertible Preferred Units

On April 10, 2007, the Operating Partnership issued 7,000,000 of its 4.375% series C cumulative convertible preferred units, or the series C preferred units, to the General Partner in conjunction with the General Partner’s issuance of an equivalent number of shares of its 4.375% series C cumulative convertible preferred stock, or the series C preferred stock. Distributions are cumulative on the series C preferred units from the date of original issuance in the amount of $1.09375 per unit each year, which is equivalent to 4.375% of the $25.00 liquidation preference per unit. Distributions on the series C preferred units are payable quarterly in arrears. The series C preferred units do not have a stated maturity date and are not subject to any sinking fund. The Operating Partnership is required to redeem the series C preferred units in the event that the General Partner redeems the series C preferred stock. The General Partner is not allowed to redeem the series C preferred stock except in limited circumstances to preserve the General Partner’s status as a REIT. Upon liquidation, dissolution or winding up, the series C preferred units will rank senior to the common units with respect to the payment of distributions and other amounts and rank on parity with the Operating Partnership’s series D preferred units. The General Partner has no voting rights with respect to the series C preferred units.

The series C preferred units convert into common units based upon conversions by the holders of an equivalent number of shares of the series C preferred stock. The initial conversion rate on the series C preferred units was equal to 0.5164 common units per $25.00 liquidation preference. Effective September 13, 2010, the conversion rate was adjusted to 0.5290 common units per $25.00 liquidation preference as a result of an equivalent adjustment to the conversion rate of the series D preferred stock effective on that date. Except as otherwise provided, series C preferred units will be convertible only into common units. The conversion rate on the series C preferred units is subject to adjustment based on adjustments to the conversion rate of the series C preferred stock. The conversion rate on the series C preferred stock is subject to adjustment including, but not limited to, for certain dividends on the General Partner’s common stock in excess of $0.28625 per share per quarter, subject to adjustment. If holders of the series C preferred stock elect to convert their series C preferred stock in connection with a fundamental change that occurs on or prior to April 10, 2014, the General Partner will increase the conversion rate for the series C preferred stock surrendered for conversion by a number of additional shares of common stock determined based on the common stock price at the time of such fundamental change and the effective date of such fundamental change, and an equivalent change will be made to the conversion rate of the series C preferred units.

5.500% Series D Cumulative Convertible Preferred Units

On February 6, 2008, the Operating Partnership issued 13,800,000 of its 5.500% series D cumulative convertible preferred units, or the series D preferred units, to the General Partner in conjunction with the General Partner’s issuance of an equivalent number of shares of its 5.500% series D cumulative convertible preferred

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

stock, or the series D preferred stock. Distributions are cumulative on the series D preferred units from the date of original issuance in the amount of $1.375 per unit each year, which is equivalent to 5.500% of the $25.00 liquidation preference per unit. Distributions on the series D preferred units are payable quarterly in arrears. The series D preferred units do not have a stated maturity date and are not subject to any sinking fund. The Operating Partnership is required to redeem the series D preferred units in the event that the General Partner redeems the series D preferred stock. The General Partner is not allowed to redeem the series D preferred stock except in limited circumstances to preserve the General Partner’s status as a REIT. Upon liquidation, dissolution or winding up, the series D preferred units will rank senior to the common units with respect to the payment of distributions and other amounts and rank on parity with the Operating Partnership’s series C preferred units. The General Partner has no voting rights with respect to the series D preferred units.

The series D preferred units convert into common units based upon conversions by the holders of an equivalent number of shares of the series D preferred stock. The initial conversion rate on the series D preferred units was equal to 0.5955 common units per $25.00 liquidation preference. Effective June 11, 2010, the conversion rate was adjusted to 0.6030 common units per $25.00 liquidation preference as a result of an equivalent adjustment to the conversion rate of the series D preferred stock effective on that date. Except as otherwise provided, series D preferred units will be convertible only into common units. The conversion rate on the series D preferred units is subject to adjustment based on adjustments to the conversion rate of the series D preferred stock. The conversion rate on the series D preferred stock is subject to adjustment including, but not limited to, for certain dividends on the General Partner’s common stock in excess of $0.31 per share per quarter, subject to adjustment. If holders of the series D preferred stock elect to convert their series D preferred stock in connection with a fundamental change that occurs on or prior to February 6, 2015, the General Partner will increase the conversion rate for the series D preferred stock surrendered for conversion by a number of additional shares of common stock determined based on the common stock price at the time of such fundamental change and the effective date of such fundamental change, and an equivalent change will be made to the conversion rate of the series D preferred units

(c) Allocations of Net Income and Net Losses to Partners

Except for special allocations to holders of profits interest units described below in note 13(a) under the heading “Incentive Plans-Long-Term Incentive Units,” the Operating Partnership’s net income will generally be allocated to Digital Realty Trust, Inc. (the General Partner) to the extent of the accrued preferred return on its preferred units, and then to the General Partner and the Operating Partnership’s limited partners in accordance with the respective percentage interests in the common units issued by the Operating Partnership. Net loss will generally be allocated to the General Partner and the Operating Partnership’s limited partners in accordance with the respective common percentage interests in the Operating Partnership until the limited partner’s capital is reduced to zero and any remaining net loss would be allocated to the General Partner. However, in some cases, losses may be disproportionately allocated to partners who have guaranteed our debt. The allocations described above are subject to special allocations relating to depreciation deductions and to compliance with the provisions of Sections 704(b) and 704(c) of the Code, and the associated Treasury Regulations.

(d) Partnership Units

Limited partners have the right to require the Operating Partnership to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of the General Partner’s common stock at the time of redemption. Alternatively, the General Partner may elect to acquire those common units in

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

exchange for shares of the General Partner’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to authoritative accounting guidance, the Operating Partnership evaluated whether it controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of the limited partners’ common units and the vested incentive units. Based on the results of this analysis, the Operating Partnership concluded that the common and vested incentive Operating Partnership units met the criteria to be classified within capital.

The redemption value of the limited partners’ common units and the vested incentive units was approximately $244.5 million and $249.5 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on December 31, 2010 and 2009, respectively.

(e) Distributions

Date distribution declared	Distribution payable date	Series A Preferred Unit(1)		Series B Preferred Unit(2)		Series C Preferred Unit(3)	Series D Preferred Unit(4)	Common Units
February 25, 2008	March 31, 2008	$2,199		$1,246		$1,914	$2,899	$22,418	(5)
May 5, 2008	June 30, 2008	2,199		1,246		1,914	4,744	22,444	(5)
August 4, 2008	September 30, 2008	2,199		1,246		1,914	4,744	24,258	(5)
November 4, 2008	December 31, 2008 for Series A, B, C and D Preferred Units; January 7, 2009 for Common Units	2,199		1,246		1,914	4,744	26,102	(6)

Total—2008		$8,796		$4,984		$7,656	$17,131	$95,222

February 24, 2009	March 31, 2009	2,199		1,246		1,914	4,742	27,053	(6)
April 28, 2009	June 30, 2009	2,199		1,246		1,914	4,742	27,064	(6)
July 28, 2009	September 30, 2009	2,199		1,246		1,914	4,742	29,575	(7)
October 27, 2009	December 31, 2009 for Series A, B, C and D Preferred Units; January 15, 2010 for Common Units	2,199		1,246		1,914	4,742	37,004	(8)

Total—2009		$8,796		$4,984		$7,656	$18,968	$120,696

February 23, 2010	March 31, 2010	2,199		1,246		1,914	4,742	40,143	(9)
April 27, 2010	June 30, 2010	2,199		1,246		1,914	4,742	44,442	(9)
July 19, 2010	September 30, 2010	—	(10)	1,246		1,914	4,739	49,960	(11)
November 2, 2010	December 31, 2010 for Series C and D Preferred Units; January 14, 2011 for Common Units	—		—	(12)	1,914	4,739	51,210	(11)

Total—2010		$4,398		$3,738		$7,656	$18,962	$185,755

(1)	$2.125 annual rate of distribution per unit.
(2)	$1.969 annual rate of distribution per unit.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

(3)	$1.094 annual rate of distribution per unit.
(4)	$1.375 annual rate of distribution per unit.
(5)	$1.240 annual rate of distribution per unit.
(6)	$1.320 annual rate of distribution per unit.
(7)	$1.440 annual rate of distribution per unit.
(8)	$1.800 annual rate of distribution per unit.
(9)	$1.920 annual rate of distribution per unit.
(10)	Redeemed on August 24, 2010 for a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date of approximately $1.3 million. In connection with the redemption, the previously incurred offering costs of approximately $4.2 million were written-off and deducted in the computation of net income available to common unitholders.
(11)	$2.120 annual rate of dividend per unit.
(12)	Redeemed on December 10, 2010 for a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date of approximately $1.0 million. In connection with the redemption, the previously incurred offering costs of approximately $2.7 million were written-off and deducted in the computation of net income available to common unitholders.

(f) Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2008	$(45,813)	$(7,934)	$(53,747)

Net current period change	24,476	(5,419)	19,057
Reclassification to interest expense from interest rate swaps	—	4,060	4,060

Balance as of December 31, 2009	$(21,337)	$(9,293)	$(30,630)

Net current period change	(14,714)	(7,160)	(21,874)
Reclassification to interest expense from interest rate swaps	—	6,644	6,644

Balance as of December 31, 2010	$(36,051)	$(9,809)	$(45,860)

13. Incentive Plan

Our 2004 Incentive Award Plan provides for the grant of incentive awards to employees, directors and consultants. Awards issuable under the 2004 Incentive Award Plan include stock options, restricted stock, dividend equivalents, stock appreciation rights, long-term incentive units, cash performance bonuses and other incentive awards. Only employees are eligible to receive incentive stock options under the 2004 Incentive Award Plan. Initially, we had reserved a total of 4,474,102 shares of common stock for issuance pursuant to the 2004 Incentive Award Plan, subject to certain adjustments set forth in the 2004 Incentive Award Plan. On May 2, 2007, Digital Realty Trust, Inc.’s stockholders approved the First Amended and Restated Digital Realty Trust,

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

Inc., Digital Realty Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (the Amended and Restated 2004 Incentive Award Plan). The Amended and Restated 2004 Incentive Award Plan increases the aggregate number of shares of stock which may be issued or transferred under the plan by 5,000,000 shares to a total of 9,474,102 shares, and provides that the maximum number of shares of stock with respect to awards granted to any one participant during a calendar year will be 1,500,000 and the maximum amount that may be paid in cash during any calendar year with respect to any performance-based award not denominated in stock or otherwise for which the foregoing limitation would not be an effective limitation for purposes of Section 162(m) of the Code will be $10.0 million.

As of December 31, 2010, 3,940,578 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Amended and Restated 2004 Incentive Award Plan. Each long-term incentive and Class C Unit issued under the Amended and Restated 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the Amended and Restated 2004 Incentive Award Plan and the individual award limit discussed above.

(a) Long-Term Incentive Units

Long-term incentive units, which are also referred to as profits interest units, may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. Long-term incentive units, whether vested or not, will receive the same quarterly per unit distributions as Operating Partnership common units, which equal per share distributions on Digital Realty Trust, Inc. common stock. Initially, long-term incentive units do not have full parity with common units with respect to liquidating distributions. If such parity is reached, vested long-term incentive units may be converted into an equal number of common units of the Operating Partnership at any time, and thereafter enjoy all the rights of common units of the Operating Partnership, including redemption rights.

In order to achieve full parity with common units, long-term incentive units must be fully vested and the holder’s capital account balance in respect of such long-term incentive units must be equal to the capital account balance of a holder of an equivalent number of common units. The capital account balance attributable to each common unit is generally expected to be the same, in part because of the amount credited to a partner’s capital account upon the partner’s contribution of property to the Operating Partnership, and in part because the partnership agreement provides, in most cases, that allocations of income, gain, loss and deduction (which will adjust the partner’s capital accounts) are to be made to the common units on a proportionate basis. As a result, with respect to a number of long-term incentive units, it is possible to determine the capital account balance of an equivalent number of common units by multiplying the number of long-term incentive units by the capital account balance with respect to a common unit.

A partner’s initial capital account balance is equal to the amount the partner paid (or contributed to the Operating Partnership) for the partner’s units and is subject to subsequent adjustments, including with respect to the partner’s share of income, gain or loss of the Operating Partnership. Because a holder of long-term incentive units generally will not pay for the long-term incentive units, the initial capital account balance attributable to such long-term incentive units will be zero. However, the Operating Partnership is required to allocate income, gain, loss and deduction to the partner’s capital accounts in accordance with the terms of the partnership agreement, subject to applicable Treasury Regulations. The partnership agreement provides that holders of long-term incentive units will receive special allocations of gain in the event of a sale or “hypothetical sale” of assets

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

of the Operating Partnership prior to the allocation of gain to Digital Realty Trust, Inc. or other limited partners with respect to their common units. The amount of such allocation will, to the extent of any such gain, be equal to the difference between the capital account balance of a holder of long-term incentive units attributable to such units and the capital account balance attributable to an equivalent number of common units. If and when such gain allocation is fully made, a holder of long-term incentive units will have achieved full parity with holders of common units. To the extent that, upon an actual sale or a “hypothetical sale” of the Operating Partnership’s assets as described above, there is not sufficient gain to allocate to a holder’s capital account with respect to long-term incentive units, or if such sale or “hypothetical sale” does not occur, such units will not achieve parity with common units.

The term “hypothetical sale” refers to circumstances that are not actual sales of the Operating Partnership’s assets but that require certain adjustments to the value of the Operating Partnership’s assets and the partners’ capital account balances. Specifically, the partnership agreement provides that, from time to time, in accordance with applicable Treasury Regulations, the Operating Partnership will adjust the value of its assets to equal their respective fair market values, and adjust the partners’ capital accounts, in accordance with the terms of the partnership agreement, as if the Operating Partnership sold its assets for an amount equal to their value. Times for making such adjustments generally include the liquidation of the Operating Partnership, the acquisition of an additional interest in the Operating Partnership by a new or existing partner in exchange for more than a de minimis capital contribution, the distribution by the Operating Partnership to a partner of more than a de minimis amount of partnership property as consideration for an interest in the Operating Partnership, in connection with the grant of an interest in the Operating Partnership (other than a de minimis interest) as consideration for the performance of services to or for the benefit of the Operating Partnership (including the grant of a long-term incentive unit), and at such other times as may be desirable or required to comply with the Treasury Regulations.

During the years ended December 31, 2010 and 2009, certain employees were granted an aggregate of 107,993 and 148,310 long-term incentive units, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of units in which the employee ultimately vests. The performance condition is based upon our achievement of the respective fiscal years’ Funds From Operations per share targets. Upon evaluating the results of the performance condition, the final number of units is determined and such units vest based on satisfaction of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the grant date and 30% vesting on each of the third and fourth anniversaries of the grant date, provided the grantee continues employment on each anniversary date. Based on our 2009 and 2010 FFO per diluted share and unit, as adjusted by our compensation committee, all of the 2009 and 2010 long-term incentive units satisfied the performance condition. The grant date fair values, which equal the market price of our common stock, are being expensed on a straight-line basis over the vesting period of the long-term incentive units, which ranges from four to five years.

The expense recorded for the years ended December 31, 2010, 2009 and 2008 related to long-term incentive units was approximately $7.1 million, $4.5 million and $2.7 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.8 million, $0.6 million and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $12.9 million and $9.3 million as of December 31, 2010 and 2009, respectively. We expect to recognize this unearned compensation over the next 2.6 years on a weighted average basis.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

(b) Class C Profits Interest Units

On May 2, 2007, we granted awards of Class C Profits Interest Units of the Operating Partnership or similar stock-based performance awards, which we refer to collectively as the Class C Units, under the Amended and Restated 2004 Incentive Award Plan (2007 Grant) to each of our named executive officers and certain other officers and employees.

The Class C Units subject to this award were subject to vesting based on the achievement of a total stockholder return (which we refer to as the market condition) as measured on November 1, 2008 (which we refer to as the first measurement date) and May 1, 2010 (which we refer to as the second measurement date). If:

•	with respect to the first measurement date, we achieve a total stockholder return equal to at least 18% over the period commencing on May 2, 2007 and ending on November 1, 2008; and

•

with respect to the second measurement date, we achieve a total stockholder return equal to at least 36% over a period commencing on May 2, 2007 and ending on the earlier of May 1, 2010 and the date of a change in control of our company, the aggregate amount of the 2007 Grant award was equal to 8% of the excess stockholder value (as defined in the award agreement) created during the applicable performance period, but in no event in excess of:

•	$17 million for the first measurement date; or

•	$40 million (less the amount of the award pool as of the first measurement date) for the second measurement date.

We previously determined that the market condition with respect to the first measurement date was not achieved. On May 1, 2010, we determined that 613,485 of the Class C Units subject to the 2007 Grant satisfied the market condition on the second measurement date (May 1, 2010), with the value of these units equal to the maximum amount of the award pool payable pursuant to the 2007 Grant on the second measurement date. Of the Class C Units that satisfied the market condition on May 1, 2010, 60% vested on May 1, 2010 and the remaining 40% will vest ratably each month thereafter for 24 months.

The fair value of the 2007 Grant was measured on the grant date using a Monte Carlo simulation to estimate the probability of the multiple market conditions being satisfied. The Monte Carlo simulation uses a statistical formula underlying the Black-Scholes and binomial formulas, and such simulation was run approximately 100,000 times. For each simulation, the value of the payoff was calculated at the settlement date and was then discounted to the grant date at a risk-free interest rate. The expected value of the Class C units on the grant date was determined by multiplying the average of the values over all simulations by the number of outstanding shares of Digital Realty Trust, Inc. common stock and Operating Partnership units. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. Other significant assumptions used in the valuation included an expected term of 36 months, expected stock price volatility of 23%, a risk-free interest rate of 4.6%, and a dividend growth rate of 5.0 percent. The fixed award limit under the plan is $17 million for the first market condition and $40 million for the second market condition, and there were 69.2 million shares of Digital Realty Trust, Inc. common stock and Operating Partnership units outstanding as of the 2007 grant date. The grant date fair value of these awards of approximately $11.8 million will be recognized as compensation expense on a straight-line basis over the expected service period of five years. The unearned compensation as of December 31, 2010 and 2009 was $2.9 million and $5.0 million, respectively. As of December 31, 2010 and 2009, 439,653 and none, respectively, of the Class C Units subject to

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

the 2007 Grant had vested. We recognized compensation expense related to the Class C Units subject to the 2007 Grant of $1.9 million, $1.6 million and $2.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of $0.3 million, $0.2 million and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(c) Stock Options

The fair value of each option granted under the 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model. For the years ended December 31, 2010, 2009 and 2008, no stock options were granted. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. The expense recorded for the years ended December 31, 2010, 2009 and 2008, respectively was approximately $0.9 million, $0.9 million and $1.1 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Unearned compensation representing the unvested portion of the stock options totaled $1.3 million and $2.5 million for the years ended December 31, 2010 and 2009, respectively. We expect to recognize this unearned compensation over the next 1.2 years on a weighted average basis.

The following table summarizes the 2004 Incentive Award Plan’s stock option activity for the year ended December 31, 2010:

	Year ended December 31, 2010
	Shares	Weighted average exercise price
Options outstanding, beginning of period	620,276	$30.63
Exercised	(148,099)	37.71
Cancelled / Forfeited	(1,913)	41.73

Options outstanding, end of period	470,264	$28.35

Exercisable, end of period	351,649	$24.16

We issued new common shares for the common stock options exercised during the years ended December 31, 2010, 2009 and 2008. The intrinsic value of options exercised in the years ended December 31, 2010, 2009 and 2008 was approximately $3.0 million, $4.6 million and $4.5 million, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2010:

Options outstanding					Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value
$12.00-13.02	182,369	3.83	$12.01	$7,209,595	182,369	3.83	$12.01	$7,209,595
$20.37-28.09	30,558	4.99	23.43	859,004	28,638	4.96	23.14	813,209
$33.18-41.73	257,337	6.26	40.53	2,834,520	140,642	6.24	40.12	1,606,455

	470,264	5.24	$28.35	$10,903,119	351,649	4.88	$24.16	$9,629,259

(d) Restricted Stock

During the years ended December 31, 2010, 2009 and 2008, certain employees were granted an aggregate of 41,853, 53,651 and 39,939 shares of restricted stock, respectively. The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock, are being expensed on a straight-line basis over the vesting period of the restricted stock, which ranges from three to four years. During the years ended December 31, 2010, 2009 and 2008, certain employees were also granted an aggregate of 37,914, 53,909 and 34,822 shares of restricted stock, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of shares in which the employee ultimately vests. The performance condition is based upon our achievement of the respective year’s FFO per share targets. Upon evaluating the results of the performance condition, the final number of shares is determined and such shares vest based on satisfaction of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the grant date and 30% vesting on each of the third and fourth anniversaries of the grant date provided the grantee continues employment on each anniversary date. Based on our 2008, 2009 and 2010 FFO per diluted share and unit, as adjusted by our compensation committee, all of the 2008, 2009 and 2010 restricted stock satisfied the performance condition.

The expense recorded for the years ended December 31, 2010, 2009 and 2008 related to grants of restricted stock was approximately $1.5 million, $1.0 million and $0.5 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.8 million, $0.7 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $4.2 million and $3.3 million as of December 31, 2010 and 2009, respectively. We expect to recognize this unearned compensation over the next 2.8 years on a weighted average basis.

(e) 401(k) Plan

We have a 401(k) plan whereby our employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The 401(k) Plan complies with Internal Revenue Service requirements as a 401(k) Safe Harbor Plan whereby discretionary contributions made by us are 100% vested. The aggregate cost of our contributions to the 401(k) Plan was approximately $1.1 million, $0.8 million, and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

14. Derivative Instruments

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The fair value of these derivatives was ($8.0) million and ($7.5) million at December 31, 2010 and 2009, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2010, 2009 and 2008, respectively, there were no ineffective portions to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our debt. As of December 31, 2010, we estimate that an additional $5.4 million will be reclassified as an increase to interest expense during the twelve months ending December 31, 2011, when the hedged forecasted transactions impact earnings.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

As of December 31, 2010 and 2009, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Notional Amount		Type of Derivative	Strike Rate	Effective Date	Expiration Date	Fair Value at Significant Other Observable Inputs (Level 2)
As of December 31, 2010	As of December 31, 2009					As of December 31, 2010	As of December 31, 2009
$19,515(1)	$20,831(1)	Swap	4.944	Jul. 10, 2006	Apr. 10, 2011	$(231)	$(952)
66,858(1)	69,154(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013	(2,471)	(299)
13,978(2)	15,208(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013	(828)	(889)
10,113(2)	11,003(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013	(621)	(675)
8,900(2)	9,682(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013	(557)	(579)
41,430(2)	45,067(2)	Swap	3.776	Dec. 5, 2006	Jan. 18, 2012	(1,129)	(1,887)
35,620(2)	38,746(2)	Swap	4.000	Dec. 20, 2006	Jan. 18, 2012	(1,054)	(1,794)
40,152(2)	42,993(2)	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014	(1,139)	(453)
16,976	17,737	Cap	4.000	June 24, 2009	June 25, 2012	3	70
20,500	—	Cap	4.000	Aug. 4, 2010	June 15, 2013	30	—

$274,042	$270,421					$(7,997)	$(7,458)

(1)	Translation to U.S. dollars is based on exchange rate of $1.56 to £1.00 as of December 31, 2010 and $1.61 to £1.00 as of December 31, 2009.
(2)	Translation to U.S. dollars is based on exchange rate of $1.34 to €1.00 as of December 31, 2010 and $1.43 to €1.00 as of December 31, 2009.

We do not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2010.

15. Fair Value of Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

Current accounting guidance requires the Company to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value. The Company’s disclosures of estimated fair value of financial instruments at December 31, 2010 and 2009 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. As described in note 14, the interest rate cap and interest rate swaps are recorded at fair value.

We calculate the fair value of our mortgage loans, unsecured senior notes and exchangeable senior debentures based on currently available market rates assuming the loans are outstanding through maturity and

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

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

As of December 31, 2010 and 2009, the aggregate estimated fair value and carrying value of our revolving credit facility, unsecured senior notes, exchangeable senior debentures, mortgage loans and other secured loans were as follows (in thousands):

	As of December 31, 2010		As of December 31, 2009
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Revolving credit facility(1)	$333,534	$333,534	$205,547	$205,547
Unsecured senior notes(2)(3)	1,103,983	1,066,030	94,470	83,000
Exchangeable senior debentures(2)(3)	504,241	353,702	624,618	432,234
Mortgage loans(2)	1,078,220	1,043,188	1,054,293	1,063,663
Other secured loans	10,720	10,500	—	—

	$3,030,698	$2,806,954	$1,978,928	$1,784,444

(1)	The carrying value of our revolving credit facility approximates estimated fair value, due to the short-term nature of this instrument along with the variability of interest rates.
(2)	Valuations for our unsecured senior notes and mortgage loans are determined based on the expected future payments discounted at risk-adjusted rates. The 2015 Notes and 2020 Notes and exchangeable senior debentures are valued based on quoted market prices.
(3)	The carrying value of the 2015 Notes and 2020 Notes are net of discount of $8,970 in the aggregate as of December 31, 2010. The carrying values of our exchangeable senior debentures are net of discount of $1,456 and $6,666 as of December 31, 2010 and December 31, 2009, respectively, related to our 2026 Debentures.

16. Tenant Leases

The future minimum lease payments to be received (excluding operating expense reimbursements) by us as of December 31, 2010, under non-cancelable operating leases are as follows (in thousands):

2011	$702,727
2012	690,131
2013	653,961
2014	582,033
2015	502,697
Thereafter	2,091,439

Total	$5,222,988

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

Included in the above amounts are minimum lease payments to be received from The tel(x) Group, Inc., or tel(x), and SoftLayer Technologies, Inc., or SoftLayer, related parties further discussed in note 17. The future minimum lease payments to be received (excluding operating expense reimbursements) by us from tel(x) and SoftLayer as of December 31, 2010, under non-cancelable operating leases are as follows (in thousands):

2011	$29,953
2012	38,890
2013	36,954
2014	38,202
2015	40,425
Thereafter	459,019

Total	$643,443

Operating revenues from properties outside the United States were $93.7 million, $82.2 million and $52.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. For the years ended December 31, 2010, 2009, and 2008 no single foreign country comprised more than 10% of total revenues.

For the years ended December 31, 2010, 2009 and 2008, revenues recognized from Savvis Communications comprised approximately 8.5%, 9.6%, and 11.0% of total revenues, respectively. Other than noted here, for the years ended December 31, 2010, 2009, and 2008 no single tenant comprised more than 10% of total revenues.

17. Related Party Transactions

In December 2006, we entered into ten leases with tel(x), pursuant to which tel(x) provides enhanced meet-me-room services to our customers. The initial terms of these leases expire in 2026, and tel(x) has options to extend them through 2046. tel(x) was acquired by GI Partners Fund II, LLP in November 2006. Richard Magnuson, our Chairman, is also the chief executive officer of the advisor to GI Partners Fund II, LLP. Our consolidated statements of operations include rental revenues of approximately $26.8 million, $20.6 million and $16.1 million from tel(x) for the years ended December 31, 2010, 2009 and 2008, respectively. In connection with the lease agreements, we entered into an operating agreement with tel(x), effective as of December 1, 2006, with respect to joint sales and marketing efforts, designation of representatives to manage the national relationship between us and tel(x) and future meet-me-room facilities. Under the operating agreement, tel(x) has a sixty-day option to enter into a meet-me-room lease for certain future meet-me-room buildings acquired by us or any buildings currently owned by us that are converted into a meet-me-room building. As of December 31, 2010 and 2009, tel(x) leases 202,987 square feet from us under 31 lease agreements and 126,130 square feet from us under 26 lease agreements, respectively.

We also entered into an agreement with tel(x), effective as of December 1, 2006, with respect to percentage rent arising out of potential future lease agreements for rentable space in buildings covered by the meet-me-room lease agreements. Percentage rent earned during the years ended December 31, 2010, 2009 and 2008 amounted to approximately $2.5 million, $1.5 million and $0.8 million, respectively.

In addition, in connection with the lease agreements, we entered into a management agreement with tel(x), effective as of December 1, 2007, pursuant to which tel(x) agreed to provide us with certain management services in exchange for a management fee of one percent of rents actually collected by tel(x).

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

We are party to six leases with SoftLayer, of which four have commenced during the year ended December 31, 2010 and the remaining two will commence in future periods. The initial terms of these leases expire from 2013 to 2025, and SoftLayer has options to extend them from 2018 through 2035. On August 3, 2010, GI Partners Fund III, L.P. acquired a controlling interest in SoftLayer. Richard Magnuson, our Chairman, is also a manager of the general partner to GI Partners Fund III, L.P. Our consolidated statements of operations include rental revenues of approximately $4.2 million from SoftLayer for the year ended December 31, 2010, respectively. No rental revenues were earned from SoftLayer for the years ended December 31, 2009 and 2008.

18. Commitments and Contingencies

(a) Operating Leases

We have a ground lease obligation on 2010 East Centennial Circle that expires in 2082. After February 2036, rent for the remaining term of the 2010 East Centennial Circle ground lease will be determined based on a fair market value appraisal of the property and, as result, rent after February 2036 is excluded from the minimum commitment information below.

We have ground leases on Paul van Vlissingenstraat 16 that expires in 2054, Chemin de l’Epinglier 2 that expires in 2074, Clonshaugh Industrial Estate I and II that expires in 2981, Manchester Technopark that expires in 2125, 29A International Business Park that expires in 2038, Gyroscoopweg 2E-2F, which has a continuous ground lease and will be adjusted on January 1, 2042 and Naritaweg 52, which has a continuous ground lease. We have an operating lease for our current headquarters, which we occupied in June 2005 and expires in May 2012 with an option to extend the lease until September 2017. We also have operating leases at 111 8th Avenue (2nd and 6th floors), 8100 Boone Boulevard and 111 8th Avenue (3rd and 7th floors), which expire in June 2014, September 2017 and February 2022, respectively. The lease at 111 8th Avenue (2nd and 6th floors) has an option to extend the lease until June 2019 and the lease at 111 8th Avenue (3rd and 7th floors) has an option to extend the lease until February 2032. The lease at 8100 Boone Boulevard has no extension option.

We have a fully prepaid ground lease on 2055 E. Technology Circle that expires in 2083. We have a fully prepaid ground lease on Cateringweg 5 that expires in 2059. The ground lease at Naritaweg 52 has been prepaid through December 2036.

Rental expense for these leases was approximately $7.8 million, $7.9 million, and $7.9 million for the years ended December 31, 2010, 2009 and 2008 respectively.

The minimum commitment under these leases, excluding the fully prepaid ground lease, as of December 31, 2010 was as follows (in thousands):

2011	$7,921
2012	7,492
2013	6,977
2014	5,208
2015	3,358
Thereafter	52,386

$83,342

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

(b) Contingent liabilities

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the leases of the 192,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2012. We made payments of approximately $4.7 million $41,000 and $41,000 to the seller during the years ended December 31, 2010, 2009 and 2008, respectively. We have recorded approximately $2.3 million and $2.1 million for this contingent liability on our consolidated balance sheet at December 31, 2010 and December 31, 2009, respectively.

As part of the acquisition of Clonshaugh Industrial Estate I, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other liabilities include $1.3 million for this liability as of December 31, 2010 and 2009. During the years ended December 31, 2010, 2009 and 2008, we paid approximately $0.1 million, $0.2 million and $0.2 million, respectively, to the seller.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At December 31, 2010, we had open commitments related to construction contracts of approximately $91.4 million.

As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined. As of December 31, 2010, construction is not complete and there has been no leases executed that would cause an amount to become probable of payment and therefore no amount is accrued as of December 31, 2010. The maximum amount that could be earned by the seller is S$50.0 million (or approximately $39.0 million based on the exchange rate as of December 31, 2010). The earnout contingency expires in November 2020.

19. Quarterly Financial Information (Digital Realty Trust, Inc.) (unaudited)

The tables below reflect selected quarterly information for the years ended December 31, 2010 and 2009. Certain amounts have been reclassified to conform to the current year presentation (in thousands except share amounts).

	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Total operating revenues	$238,672	$237,486	$197,464	$191,779
Net income	36,298	23,626	19,902	25,586
Net income attributable to Digital Realty Trust, Inc.	35,221	23,036	19,192	24,845
Preferred stock dividends	7,608	9,194	10,101	10,101
Net income available to common stockholders	24,865	9,639	9,091	14,744
Basic net income per share available to common stockholders	$0.27	$0.11	$0.11	$0.19

Diluted net income per share available to common stockholders	$0.27	$0.11	$0.11	$0.18

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

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

20. Quarterly Financial Information (Digital Realty Trust, L.P.) (unaudited)

The tables below reflect selected quarterly information for the years ended December 31, 2010 and 2009. Certain amounts have been reclassified to conform to the current year presentation (in thousands except unit amounts).

	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Total operating revenues	$238,672	$237,486	$197,464	$191,779
Net income	36,298	23,626	19,902	25,586
Net income attributable to Digital Realty Trust, L.P.	36,557	23,573	19,752	25,818
Preferred unit distributions	7,608	9,194	10,101	10,101
Net income available to common unitholders	26,201	10,176	9,651	15,717
Basic net income per unit available to common unitholders	$0.27	$0.11	$0.11	$0.19

Diluted net income per unit available to common unitholders	$0.27	$0.11	$0.11	$0.18

	Three Months Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Total operating revenues	$169,774	$163,227	$155,007	$149,134
Net income	24,897	23,945	21,203	21,189
Net income attributable to Digital Realty Trust, L.P.	25,371	23,405	21,129	21,189
Preferred unit distributions	10,101	10,101	10,101	10,101
Net income available to common unitholders	15,270	13,304	11,028	11,088
Basic net income per unit available to common unitholders	$0.19	$0.16	$0.13	$0.14

Diluted net income per unit available to common unitholders	$0.18	$0.16	$0.13	$0.14

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

21. Subsequent Events

On February 10, 2011, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit:

Share Class	Series C Preferred Stock	Series D Preferred Stock	Common stock and common unit
Dividend and distribution amount	$0.273438	$0.343750	$0.680000
Dividend and distribution payable date	March 31, 2011	March 31, 2011	March 31, 2011
Dividend payable to shareholders of record on	March 15, 2011	March 15, 2011	March 15, 2011
Annual equivalent rate of dividend and distribution	$1.094	$1.375	$2.720

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010

(In thousands)

				Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition (A) or construction (C)
	Metropolitan Area	Encumbrances		Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
36 NE 2nd Street	Miami	$16,601		$1,942	$—	$24,184	$2,783	$—	$1,942	$—	$26,967	$28,909	$(8,034)	2002	(A)
2323 Bryan Street	Dallas	—		1,838	—	77,604	25,263	—	1,838	—	102,867	104,705	(30,328)	2002	(A)
6 Braham Street	London, England	19,515		3,776	—	28,166	828	—	3,917	—	28,853	32,770	(6,579)	2002	(A)
300 Boulevard East	New York /New Jersey	42,732		5,140	—	48,526	36,501	—	5,140	—	85,027	90,167	(29,085)	2002	(A)
2334 Lundy Place	Silicon Valley	39,496		3,607	—	23,008	72	—	3,607	—	23,080	26,687	(6,506)	2002	(A)
34551 Ardenwood Boulevard 1-4	Silicon Valley	54,306		15,330	—	32,419	2,200	—	15,330	—	34,619	49,949	(10,624)	2003	(A)
2440 Marsh Lane	Dallas	—		1,477	—	10,330	70,608	—	1,477	—	80,938	82,415	(14,661)	2003	(A)
2010 East Centennial Circle	Phoenix	—		—	1,477	16,472	(121)	—	—	1,322	16,506	17,828	(3,858)	2003	(A)
375 Riverside Parkway	Atlanta	—		1,250	—	11,578	23,877	—	1,250	—	35,455	36,705	(7,475)	2003	(A)
3300 East Birch Street	Los Angeles	7,259		3,777	—	4,611	434	—	3,777	—	5,045	8,822	(2,316)	2003	(A)
47700 Kato Road & 1055 Page Avenue	Silicon Valley	—		5,272	—	20,166	20	—	5,272	—	20,186	25,458	(3,758)	2003	(A)
4849 Alpha Road	Dallas	10,227		2,983	—	10,650	19,827	—	2,983	—	30,477	33,460	(3,600)	2004	(A)
600 West Seventh Street	Los Angeles	54,157		18,478	—	50,824	33,496	—	18,478	—	84,320	102,798	(25,416)	2004	(A)
2045 & 2055 LaFayette Street	Silicon Valley	66,437		6,065	—	43,817	20	—	6,065	—	43,837	49,902	(9,261)	2004	(A)
100 & 200 Quannapowitt Parkway	Boston	33,145		12,416	—	26,154	10,945	—	12,416	—	37,099	49,515	(9,557)	2004	(A)
11830 Webb Chapel Road	Dallas	31,501		5,881	—	34,473	1,003	—	5,881	—	35,476	41,357	(9,260)	2004	(A)
150 South First Street	Silicon Valley	52,154		2,068	—	29,214	858	—	2,068	—	30,072	32,140	(5,827)	2004	(A)
3065 Gold Camp Drive	Sacramento	—		1,886	—	10,686	303	—	1,886	—	10,989	12,875	(2,510)	2004	(A)
200 Paul Avenue 1-4	San Francisco	76,179		14,427	—	75,777	45,649	—	14,427	—	121,426	135,853	(27,565)	2004	(A)
1100 Space Park Drive	Silicon Valley	54,296		5,130	—	18,206	11,849	—	5,130	—	30,055	35,185	(11,320)	2004	(A)
3015 Winona Avenue	Los Angeles	—		6,534	—	8,356	7	—	6,534	—	8,363	14,897	(2,371)	2004	(A)
833 Chestnut Street	Philadelphia	—		5,738	—	42,249	37,697	—	5,738	—	79,946	85,684	(25,494)	2005	(A)
1125 Energy Park Drive	Minneapolis/St. Paul	9,218	(1)	2,775	—	10,761	35	—	2,775	—	10,796	13,571	(2,393)	2005	(A)
350 East Cermak Road	Chicago	—		8,466	—	103,232	188,569	—	8,620	—	291,647	300,267	(62,120)	2005	(A)
8534 Concord Center Drive	Denver	—		2,181	—	11,561	75	—	2,181	—	11,636	13,817	(3,040)	2005	(A)
2401 Walsh Street	Silicon Valley	—		5,775	—	19,267	34	—	5,775	—	19,301	25,076	(3,634)	2005	(A)
2403 Walsh Street	Silicon Valley	—		5,514	—	11,695	19	—	5,514	—	11,714	17,228	(2,355)	2005	(A)
4700 Old Ironsides Drive	Silicon Valley	—		5,504	—	9,727	17	—	5,504	—	9,744	15,248	(2,136)	2005	(A)
4650 Old Ironsides Drive	Silicon Valley	—		2,865	—	4,540	865	—	2,865	—	5,405	8,270	(1,641)	2005	(A)
200 North Nash Street	Los Angeles	—		4,562	—	12,503	17	—	4,562	—	12,520	17,082	(2,717)	2005	(A)
731 East Trade Street	Charlotte	5,973	(2)	1,748	—	5,727	201	—	1,748	—	5,928	7,676	(1,044)	2005	(A)
113 North Myers	Charlotte	—		1,098	—	3,127	1,753	—	1,098	—	4,880	5,978	(1,066)	2005	(A)
125 North Myers	Charlotte	—		1,271	—	3,738	5,967	—	1,271	—	9,705	10,976	(2,952)	2005	(A)
Paul van Vlissingenstraat 16	Amsterdam, Netherlands	13,978		—	—	15,255	5,207	—	—	—	20,462	20,462	(3,359)	2005	(A)
600-780 S. Federal	Chicago	—		7,801	—	27,718	3,077	—	7,849	—	30,747	38,596	(5,976)	2005	(A)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION—(Continued)

DECEMBER 31, 2010

(In thousands)

				Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition (A) or construction (C)
	Metropolitan Area	Encumbrances		Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
115 Second Avenue	Boston	—		1,691	—	12,569	10,161	—	1,691	—	22,730	24,421	(6,838)	2005	(A)
Chemin de l’Epinglier 2	Geneva, Switzerland	10,113		—	—	20,071	2,708	—	—	—	22,779	22,779	(4,038)	2005	(A)
251 Exchange Place	Northern Virginia	—		1,622	—	10,425	153	—	1,622	—	10,578	12,200	(2,357)	2005	(A)
7500 Metro Center Drive	Austin	—		1,177	—	4,877	2,114	—	1,177	—	6,991	8,168	(1,351)	2005	(A)
7620 Metro Center Drive	Austin	—		510	—	6,760	9	—	510	—	6,769	7,279	(1,376)	2005	(A)
3 Corporate Place	New York / New Jersey	80,000		2,124	—	12,678	77,641	—	2,124	—	90,319	92,443	(26,573)	2005	(A)
4025 Midway Road	Dallas	—		2,196	—	14,037	19,287	—	2,196	—	33,324	35,520	(9,898)	2006	(A)
Clonshaugh Industrial Estate I	Dublin	—		—	1,444	5,569	3,043	—	—	111	9,945	10,056	(1,877)	2006	(A)
6800 Millcreek Drive	Toronto	—		1,657	—	11,352	2,289	—	1,657	—	13,641	15,298	(2,397)	2006	(A)
101 Aquila Way	Atlanta	—		1,480	—	34,797	41	—	1,480	—	34,838	36,318	(6,967)	2006	(A)
12001 North Freeway	Houston	—		6,965	—	23,492	256	—	6,965	—	23,748	30,713	(4,129)	2006	(A)
14901 FAA Boulevard	Dallas	—		3,303	—	40,799	117	—	3,303	—	40,916	44,219	(5,959)	2006	(A)
120 E Van Buren	Phoenix	—		4,524	—	157,822	76,340	—	4,524	—	234,162	238,686	(40,984)	2006	(A)
Gyroscoopweg 2E-2F	Amsterdam, Netherlands	8,900		—	—	13,450	344	—	—	—	13,794	13,794	(2,233)	2006	(A)
Clonshaugh Industrial Estate II	Dublin	40,152		—	—	—	80,966	—	—	—	80,966	80,966	(12,932)	2006	(C)
600 Winter Street	Boston	—		1,429	—	6,228	47	—	1,429	—	6,275	7,704	(856)	2006	(A)
2300 NW 89th Place	Miami	—		1,022	—	3,767	18	—	1,022	—	3,785	4,807	(702)	2006	(A)
2055 East Technology Circle	Phoenix	—		—	—	8,519	26,536	—	—	—	35,055	35,055	(7,044)	2006	(A)
114 Rue Ambroise Croizat	Paris, France	41,430		12,261	—	34,051	79,246	—	11,747	—	113,811	125,558	(11,307)	2006	(A)
Unit 9, Blanchardstown Corporate Park	Dublin, Ireland	35,620		1,927	—	40,024	16,544	—	1,938	—	56,557	58,495	(8,119)	2006	(A)
111 8th Avenue	New York /New Jersey	—		—	—	17,688	12,089	—	—	—	29,777	29,777	(13,473)	2006	(A)
1807 Michael Faraday Court	Northern Virginia	—		1,499	—	4,578	1,217	—	1,499	—	5,795	7,294	(1,288)	2006	(A)
8100 Boone Boulevard	Northern Virginia	—		—	—	158	915	—	—	—	1,073	1,073	(592)	2006	(A)
21110 Ridgetop Circle	Northern Virginia	—		2,934	—	14,311	985	—	2,934	—	15,296	18,230	(2,078)	2007	(A)
3011 Lafayette Street	Silicon Valley	—		3,354	—	10,305	46,040	—	3,354	—	56,345	59,699	(13,898)	2007	(A)
44470 Chilum Place	Northern Virginia	—		3,351	—	37,360	183	—	3,531	—	37,363	40,894	(3,936)	2007	(A)
43881 Devin Shafron Drive	Northern Virginia	—		4,653	—	23,631	87,883	—	4,653	—	111,514	116,167	(23,044)	2007	(A)
43831 Devin Shafron Drive	Northern Virginia	—		3,027	—	16,247	511	—	3,027	—	16,758	19,785	(1,993)	2007	(A)
43791 Devin Shafron Drive	Northern Virginia	—		3,490	—	17,444	45,076	—	3,490	—	62,520	66,010	(9,761)	2007	(A)
Mundells Roundabout	London, England	66,858		31,354	—	—	58,856	—	24,885	—	65,325	90,210	(3,473)	2007	(C)
210 N Tucker	St. Louis	—		2,042	—	17,223	3,895	—	2,042	—	21,118	23,160	(2,700)	2007	(A)
900 Walnut Street	St. Louis	—		1,791	—	29,516	2,483	—	1,791	—	31,999	33,790	(3,572)	2007	(A)
1 Savvis Parkway	St. Louis	—		3,301	—	20,639	18	—	3,301	—	20,657	23,958	(2,196)	2007	(A)
1500 Space Park Drive	Silicon Valley	40,489	(3)	6,732	—	6,325	45,982	—	4,106	—	54,933	59,039	(13,357)	2007	(A)
Cressex 1	London, England	28,388		3,629	—	9,036	24,922	—	3,001	—	34,586	37,587	(4,911)	2007	(A)
Naritaweg 52	Amsterdam, Netherlands	—		—	1,192	23,441	(1,833)	—	—	1,094	21,706	22,800	(2,017)	2007	(A)
1 St. Anne’s Boulevard	London, England	—		2,732	—	5,969	(6,617)	—	1,194	—	890	2,084	(71)	2007	(A)
2 St. Anne’s Boulevard	London, England	—		5,190	—	3,193	247	—	796	—	7,834	8,630	(14)	2007	(A)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION—(Continued)

DECEMBER 31, 2010

(In thousands)

				Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition (A) or construction (C)
	Metropolitan Area	Encumbrances		Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
3 St. Anne’s Boulevard	London, England	—		16,401	—	8,844	92,303	—	17,548	—	100,000	117,548	(3,797)	2007	(A)
365 South Randolphville Road	New York /New Jersey	—		3,019	—	17,404	87,422	—	3,019	—	104,826	107,845	(4,733)	2008	(A)
701 & 717 Leonard Street	Dallas	—		2,165	—	9,934	110	—	2,165	—	10,044	12,209	(657)	2008	(A)
650 Randolph Road	New York /New Jersey	—		3,986	—	6,883	3,617	—	3,986	—	10,500	14,486	(259)	2008	(A)
Manchester Technopark	Manchester, England	8,636		—	—	23,918	(4,744)	—	—	—	19,174	19,174	(1,354)	2008	(A)
1201 Comstock Street	Silicon Valley	16,976		2,093	—	1,606	25,812	—	3,398	—	26,113	29,511	(3,948)	2008	(A)
7505 Mason King Court	Northern Virginia	—		2,390	—	8,257	6,929	—	2,390	—	15,186	17,576	(1,340)	2008	(A)
1550 Space Park Drive	Silicon Valley	—		2,301	—	766	727	—	1,926	—	1,868	3,794	(1)	2008	(C)
1525 Comstock Street	Silicon Valley	—		2,293	—	16,216	28,821	—	2,061	—	45,269	47,330	(5,388)	2008	(A)
43915 Devin Shafron Drive	Northern Virginia	—		6,927	—	—	83,692	—	6,927	—	83,692	90,619	(3,652)	2009	(C)
43790 Devin Shafron Drive	Northern Virginia	—		8,168	—	—	9,068	—	8,168	—	9,068	17,236	—	2009	(C)
43830 Devin Shafron Drive	Northern Virginia	—		5,509	—	—	16,727	—	5,509	—	16,727	22,236	—	2009	(C)
1232 Alma Road	Dallas	5,700		2,267	—	3,740	50,199	—	2,266	—	53,940	56,206	(1,692)	2009	(A)
900 Quality Way	Dallas	1,900		1,446	—	1,659	644	—	1,446	—	2,303	3,749	—	2009	(A)
1400 N. Bowser Road	Dallas	3,800		2,041	—	3,389	8	—	2,042	—	3,396	5,438	—	2009	(A)
1301 International Parkway	Dallas	—		333	—	344	1	—	333	—	345	678	—	2009	(A)
908 Quality Way	Dallas	4,750		6,730	—	4,493	10,015	—	6,730	—	14,508	21,238	(822)	2009	(A)
904 Quality Way	Dallas	—		760	—	744	1	—	759	—	746	1,505	—	2009	(A)
905 Security Row	Dallas	—		4,056	—	1,553	7	—	4,056	—	1,560	5,616	—	2009	(A)
444 Toyama Drive	Silicon Valley	—		6,213	—	10,954	(461)	—	6,046	—	10,660	16,706	(342)	2009	(A)
1350 Duane	Silicon Valley	52,302	(4)	7,081	—	69,817	60	—	7,081	—	69,877	76,958	(2,107)	2009	(A)
45901 & 45845 Nokes Boulevard	Northern Virginia	—		3,579	—	29,998	(959)	—	3,437	—	29,181	32,618	(803)	2009	(A)
21561 & 21571 Beaumeade Circle	Northern Virginia	—		4,131	—	25,218	(1,127)	—	3,966	—	24,256	28,222	(621)	2009	(A)
21551 Beaumeade Circle	Northern Virginia	—		3,132	—	—	(11)	—	3,007	—	114	3,121	—	2009	(C)
60 & 80 Merritt	New York /New Jersey	—		3,418	—	71,477	255	—	3,418	—	71,732	75,150	(2,055)	2010	(A)
55 Middlesex	Boston	—		9,975	—	68,363	1,575	—	9,975	—	69,938	79,913	(2,043)	2010	(A)
128 First Avenue	Boston	—		7,851	—	185,348	2,203	—	7,851	—	187,551	195,402	(6,228)	2010	(A)
Cateringweg 5	Amsterdam, Netherlands	—		—	3,518	3,517	5,627		—	3,847	8,815	12,662	(62)	2010	(A)
1725 Comstock Street	Silicon Valley	—		3,274	—	6,567	35,349	—	3,274	—	41,916	45,190	—	2010	(A)
3105 and 3115 Alfred Street	Silicon Valley	—		6,533	—	3,725	15,958	—	6,533	—	19,683	26,216	—	2010	(A)
365 Main Street	San Francisco	—		22,854	—	158,709	73	—	22,854	—	158,782	181,636	(2,178)	2010	(A)
720 2nd Street	San Francisco	—		3,884	—	116,861	39	—	3,884	—	116,900	120,784	(1,576)	2010	(A)
2260 East El Segundo	Los Angeles	—		11,053	—	51,397	52	—	11,053	—	51,449	62,502	(700)	2010	(A)
2121 South Price Road	Phoenix	—		7,335	—	238,452	5,651	—	7,335	—	244,103	251,438	(3,008)	2010	(A)
4030 La Fayette	Northern Virginia	—		4,984	—	25,550	10,418	—	4,985	—	35,967	40,952	(324)	2010	(A)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION—(Continued)

DECEMBER 31, 2010

(In thousands)

			Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition (A) or construction (C)
	Metropolitan Area	Encumbrances	Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
800 Central Expressway	Silicon Valley	10,000	8,976	—	18,155	962	—	8,976	—	19,117	28,093	—	2010	(A)
2950 Zanker Road	Silicon Valley	—	6,903	—	20,885	—	—	6,903	—	20,885	27,788	(223)	2010	(A)
900 Dorothy Street	Dallas	—	1,415	—	13,799	—	—	1,415	—	13,799	15,214	(154)	2010	(A)
29A International Business Park	Singapore	—	—	—	137,545	—	—	—	—	137,545	137,545	(66)	2010	(A)
Other		—	—	—	8,298	10,146	—	—	—	18,444	18,444	(418)

		$1,043,188	$493,018	$7,631	$2,979,057	$1,747,836	$—	$478,629	$6,374	$4,742,539	$5,227,542	$(660,700)

(1)	The balance shown includes an unamortized premium of $158.
(2)	The balance shown includes an unamortized premium of $893.
(3)	The balance shown includes an unamortized premium of $548.
(4)	The balance shown includes an unamortized discount of $498.

See accompanying independent registered public accounting firm report.

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

NOTES TO SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2010

(In thousands)

(1) Tax Cost

The aggregate gross cost of Digital Realty Trust, Inc.’s properties for federal income tax purposes approximated $5,496.0 million (unaudited) as of December 31, 2010.

(2) Historical Cost and Accumulated Depreciation and Amortization

The following table reconciles the historical cost of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2010.

	Year Ended December 31,
	2010	2009	2008
Balance, beginning of year	$3,610,322	$3,042,699	$2,482,104
Additions during period (acquisitions and improvements)	1,617,299	568,003	561,293
Deductions during period (dispositions and write-off of tenant improvements)	(79)	(380)	(698)

Balance, end of year	$5,227,542	$3,610,322	$3,042,699

The following table reconciles accumulated depreciation and amortization of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2010.

	Year Ended December 31,
	2010	2009	2008
Balance, beginning of year	$459,521	$302,960	$188,125
Additions during period (depreciation and amortization expense)	201,190	156,786	115,256
Deductions during period (dispositions and write-off of tenant improvements)	(11)	(225)	(421)

Balance, end of year	$660,700	$459,521	$302,960

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Management’s Report on Internal Control over Financial Reporting for Digital Realty Trust, Inc. and Digital Realty Trust, L.P. are included in Part II, Item 8, Financial Statements and Supplementary Data on pages 85 and 86.

Evaluation of Disclosure Controls and Procedures (Digital Realty Trust, Inc.)

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and its management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the company has investments in certain unconsolidated entities, which are accounted for using the equity method of accounting. As the company does not control or manage these entities, its disclosure controls and procedures with respect to such entities may be substantially more limited than those it maintains with respect to its consolidated subsidiaries.

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the company carried out an evaluation, under the supervision and with participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of the end of the quarter covered by this report. Based on the foregoing, the company’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the company’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures (Digital Realty Trust, L.P.)

The operating partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to its management, including the chief executive officer and chief financial officer of its general partner, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the operating partnership’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and its management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the operating partnership has investments in certain unconsolidated entities, which are accounted for using the equity method of accounting. As the operating partnership does not control or manage these entities, its disclosure controls and procedures with respect to such entities may be substantially more limited than those it maintains with respect to its consolidated subsidiaries.

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the operating partnership carried out an evaluation, under the supervision and with participation of the chief executive officer and chief financial officer of its general partner, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of the end of the quarter covered by this report. Based on the foregoing, the operating partnership’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the operating partnership’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

We have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure. We have furnished to the Securities and Exchange Commission as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2010, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 906 of the Sarbanes Oxley Act. In addition, as required by Section 303A.12 of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning our security ownership of certain beneficial owners and management and equity compensation plan information required by Item 12 will be included in the Proxy Statement to be filed relating to our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Schedules:

Please refer to the Index to the Consolidated Financial Statements included under Part II, Item 8, Financial Statements and Supplementary Data.

(a)(3) Exhibits:

Exhibit Number	Description

2.1	Purchase and Sale Agreement, dated as of December 24, 2009, by and among Sentinel Properties—Needham, LLC, SP—Needham I, LLC and Digital Realty Trust, L.P. (incorporated by reference to Exhibit 2.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on December 31, 2009).

2.2	Purchase and Sale Agreement, dated as of December 24, 2009, by and between Sentinel Properties—Bedford, LLC and Digital Realty Trust, L.P. (incorporated by reference to Exhibit 2.2 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on December 31, 2009).

2.3	Purchase and Sale Agreement, dated as of December 24, 2009, by and between Sentinel Properties—Trumbull, LLC and Digital Realty Trust, L.P. (incorporated by reference to Exhibit 2.3 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on December 31, 2009).

2.4	Asset Purchase Agreement, dated as of June 1, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on June 2, 2010).

2.5	First Amendment to Asset Purchase Agreement, dated as of June 16, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.5 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

2.6	Second Amendment to Asset Purchase Agreement, dated as of June 17, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.6 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

2.7	Third Amendment to Asset Purchase Agreement, dated as of June 18, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.7 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on February 26, 2010).

Exhibit Number	Description

3.2	Second Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on March 19, 2009).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

3.4	Eighth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 13, 2009).

4.1	Specimen Certificate for Common Stock for Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 26, 2004).

4.2	Specimen Certificate for Series C Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 11, 2007).

4.3	Specimen Certificate for Series D Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 11, 2008).

4.4	Registration Rights Agreement, dated as of October 27, 2004, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and the Unit Holders, as defined therein (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

4.5	Indenture, dated as of August 15, 2006, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 4.125% Exchangeable Senior Debentures due 2026 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on August 21, 2006).

4.6	Registration Rights Agreement, dated August 15, 2006, among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on August 21, 2006).

4.7	Indenture, dated as of April 20, 2009, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 5.50% Exchangeable Senior Debentures due 2029 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 22, 2009).

4.8	Registration Rights Agreement, dated April 20, 2009, among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 22, 2009).

4.9	Indenture, dated as of January 28, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wilmington Trust FSB, as trustee, including the form of 5.875% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on January 29, 2010).

Exhibit Number	Description

4.10	Registration Rights Agreement, dated January 28, 2010, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on January 29, 2010).

4.11	Indenture, dated as of July 8, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 4.50% Notes due 2015 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on July 12, 2010).

4.12	Registration Rights Agreement, dated July 8, 2010, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.2 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on July 12, 2010).

10.1†	Form of Indemnification Agreement by and between Digital Realty Trust, Inc. and its directors and officers (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 13, 2004).

10.2	Non-competition Agreement, dated as of October 28, 2004, by and between Digital Realty Trust, Inc. and Global Innovation Partners, LLC (incorporated by reference to Exhibit 10.10 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.3	Contribution Agreement, dated as of July 31, 2004, by and among Digital Realty Trust, L.P., San Francisco Wave eXchange, LLC, Santa Clara Wave eXchange, LLC and eXchange colocation, LLC (incorporated by reference to Exhibit 10.12 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on September 17, 2004).

10.4*	Revolving Credit Agreement, dated as of August 31, 2007, among Digital Realty Trust, L.P., as borrower, Digital Realty Trust, Inc., as parent guarantor, the subsidiary guarantors named therein, Citicorp North America, Inc., as administrative agent, KeyBank National Association, as syndication agent, Citigroup Global Markets Inc. and KeyBanc Capital Markets, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on September 22, 2010 (File No. 000-54023)).

10.5†	Form of Profits Interest Units Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.6†	Form of Digital Realty Trust, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.45 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.7†	Form of 2008 Class C Profits Interest Units Agreement (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.8†	First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Appendix A to Digital Realty Trust, Inc.’s definitive proxy statement on Schedule 14A filed on March 30, 2007).

10.9	Amendment No. 1 to the Revolving Credit Agreement, dated as of February 6, 2008, among Digital Realty Trust, L.P., Citicorp North America, Inc., as administrative agent, the financial institutions named therein, KeyBank National Association, as syndication agent, and Citigroup Global Markets Inc. and KeyBanc Capital Markets, as the arrangers (incorporated by reference to Exhibit 10.7 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

Exhibit Number	Description

10.10†	Form of 2008 Performance-Based Profits Interest Units Agreement (incorporated by reference to Exhibit 10.3 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.11†	First Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.12	Amendment No. 2 to the Revolving Credit Agreement, dated as of June 13, 2008, among Digital Realty Trust, L.P., Citicorp North America, Inc., as administrative agent, the financial institutions named therein, KeyBank National Association, as syndication agent, and Citigroup Global Markets Inc. and KeyBanc Capital Markets, as the arrangers (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2008).

10.13	Note Purchase and Private Shelf Agreement, dated as of July 24, 2008, among Digital Realty Trust, L.P., Prudential Investment Management, Inc. and the Prudential Affiliates named therein (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2008).

10.14†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.15†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Richard A. Magnuson (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.16†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.3 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.17†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Christopher J. Crosby (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.18†	Form of Amendment to Employment Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.19†	Amended and Restated Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Scott E. Peterson (incorporated by reference to Exhibit 10.45 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.20†	First Amendment to Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust (incorporated by reference to Exhibit 10.46 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.21†	First Amendment to Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Richard A. Magnuson (incorporated by reference to Exhibit 10.47 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.22†	Second Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 6, 2009).

Exhibit Number	Description

10.23†	Third Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2009).

10.24†	Second Amendment to Employment Agreement, dated as of June 9, 2010, among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.21 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

10.25†	Second Amendment to Employment Agreement, dated as of June 9, 2010, among Digital Realty Trust, Inc., DLR, LLC and Christopher J. Crosby (incorporated by reference to Exhibit 10.23 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

10.26	Amendment No. 3 to the Revolving Credit Agreement, dated as of June 28, 2010, among Digital Realty Trust, L.P., Citicorp North America, Inc., and the financial institutions party to the Credit Agreement (incorporated by reference to Exhibit 10.26 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

10.27	Amendment No. 1 to the Note Purchase and Private Shelf Agreement, dated as of June 30, 2010, between Digital Realty Trust, L.P. and Prudential Investment Management, Inc. and the other Purchasers party to the Note Agreement (incorporated by reference to Exhibit 10.27 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

10.28	Amendment No. 2 to the Note Purchase and Private Shelf Agreement, dated as of December 8, 2010, between Digital Realty Trust, L.P. and Prudential Investment Management, Inc. and the other Purchasers party to the Note Agreement.

10.29†	Third Amendment to Employment Agreement, dated as of November 12, 2010, among Digital Realty Trust, Inc., DLR, LLC and A. William Stein.

12.1	Statement of Computation of Ratios.

21.1	List of Subsidiaries of Digital Realty Trust, Inc.

21.2	List of Subsidiaries of Digital Realty Trust, L.P.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

Exhibit Number	Description

101**	The following financial statements will be furnished in an amendment to Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-K for the year ended December 31, 2010, formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009; (ii) Consolidated Income Statements for each of the years in the three-year period ended December 31, 2010; (iii) Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for each of the years in the three-year period ended December 31, 2010; (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2010; and (v) Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

By:	/s/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer

Date: February 25, 2011

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael F. Foust, A. William Stein and Joshua A. Mills, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD A. MAGNUSON Richard A. Magnuson	Chairman of the Board	February 25, 2011

/S/ MICHAEL F. FOUST Michael F. Foust	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011

/S/ A. WILLIAM STEIN A. William Stein	Chief Financial Officer & Chief Investment Officer (Principal Financial Officer)	February 25, 2011

/S/ EDWARD F. SHAM Edward F. Sham	Sr. Vice President and Controller (Principal Accounting Officer)	February 25, 2011

/S/ LAURENCE A. CHAPMAN Laurence A. Chapman	Director	February 25, 2011

/S/ RUANN F. ERNST Ruann F. Ernst, Ph.D.	Director	February 25, 2011

Signature	Title	Date

/S/ KATHLEEN EARLEY Kathleen Earley	Director	February 25, 2011

/S/ DENNIS E. SINGLETON	Director	February 25, 2011
Dennis E. Singleton

/S/ ROBERT H. ZERBST	Director	February 25, 2011
Robert H. Zerbst

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By:	Digital Realty Trust, Inc., Its General Partner

By:	/s/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer

Date: February 25, 2011

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael F. Foust, A. William Stein and Joshua A. Mills, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD A. MAGNUSON Richard A. Magnuson	Chairman of the Board	February 25, 2011

/S/ MICHAEL F. FOUST Michael F. Foust	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011

/S/ A. WILLIAM STEIN A. William Stein	Chief Financial Officer & Chief Investment Officer (Principal Financial Officer)	February 25, 2011

/S/ EDWARD F. SHAM Edward F. Sham	Sr. Vice President and Controller (Principal Accounting Officer)	February 25, 2011

/S/ LAURENCE A. CHAPMAN Laurence A. Chapman	Director	February 25, 2011

Signature	Title	Date

/S/ RUANN F. ERNST Ruann F. Ernst, Ph.D.	Director	February 25, 2011

/S/ KATHLEEN EARLEY Kathleen Earley	Director	February 25, 2011

/S/ DENNIS E. SINGLETON	Director	February 25, 2011
Dennis E. Singleton

/S/ ROBERT H. ZERBST	Director	February 25, 2011
Robert H. Zerbst

EXHIBIT INDEX

Exhibit Number	Description

2.1	Purchase and Sale Agreement, dated as of December 24, 2009, by and among Sentinel Properties—Needham, LLC, SP—Needham I, LLC and Digital Realty Trust, L.P. (incorporated by reference to Exhibit 2.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on December 31, 2009).

2.2	Purchase and Sale Agreement, dated as of December 24, 2009, by and between Sentinel Properties—Bedford, LLC and Digital Realty Trust, L.P. (incorporated by reference to Exhibit 2.2 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on December 31, 2009).

2.3	Purchase and Sale Agreement, dated as of December 24, 2009, by and between Sentinel Properties—Trumbull, LLC and Digital Realty Trust, L.P. (incorporated by reference to Exhibit 2.3 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on December 31, 2009).

2.4	Asset Purchase Agreement, dated as of June 1, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on June 2, 2010).

2.5	First Amendment to Asset Purchase Agreement, dated as of June 16, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.5 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

2.6	Second Amendment to Asset Purchase Agreement, dated as of June 17, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.6 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

2.7	Third Amendment to Asset Purchase Agreement, dated as of June 18, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.7 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on February 26, 2010).

3.2	Second Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on March 19, 2009).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

Exhibit Number	Description

3.4	Eighth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 13, 2009).

4.1	Specimen Certificate for Common Stock for Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 26, 2004).

4.2	Specimen Certificate for Series C Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 11, 2007).

4.3	Specimen Certificate for Series D Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 11, 2008).

4.4	Registration Rights Agreement, dated as of October 27, 2004, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and the Unit Holders, as defined therein (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

4.5	Indenture, dated as of August 15, 2006, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 4.125% Exchangeable Senior Debentures due 2026 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on August 21, 2006).

4.6	Registration Rights Agreement, dated August 15, 2006, among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on August 21, 2006).

4.7	Indenture, dated as of April 20, 2009, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 5.50% Exchangeable Senior Debentures due 2029 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 22, 2009).

4.8	Registration Rights Agreement, dated April 20, 2009, among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 22, 2009).

4.9	Indenture, dated as of January 28, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wilmington Trust FSB, as trustee, including the form of 5.875% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on January 29, 2010).

4.10	Registration Rights Agreement, dated January 28, 2010, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on January 29, 2010).

4.11	Indenture, dated as of July 8, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 4.50% Notes due 2015 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on July 12, 2010).

Exhibit Number	Description

4.12	Registration Rights Agreement, dated July 8, 2010, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.2 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on July 12, 2010).

10.1†	Form of Indemnification Agreement by and between Digital Realty Trust, Inc. and its directors and officers (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 13, 2004).

10.2	Non-competition Agreement, dated as of October 28, 2004, by and between Digital Realty Trust, Inc. and Global Innovation Partners, LLC (incorporated by reference to Exhibit 10.10 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.3	Contribution Agreement, dated as of July 31, 2004, by and among Digital Realty Trust, L.P., San Francisco Wave eXchange, LLC, Santa Clara Wave eXchange, LLC and eXchange colocation, LLC (incorporated by reference to Exhibit 10.12 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on September 17, 2004).

10.4*	Revolving Credit Agreement, dated as of August 31, 2007, among Digital Realty Trust, L.P., as borrower, Digital Realty Trust, Inc., as parent guarantor, the subsidiary guarantors named therein, Citicorp North America, Inc., as administrative agent, KeyBank National Association, as syndication agent, Citigroup Global Markets Inc. and KeyBanc Capital Markets, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on September 22, 2010 (File No. 000-54023)).

10.5†	Form of Profits Interest Units Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.6†	Form of Digital Realty Trust, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.45 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.7†	Form of 2008 Class C Profits Interest Units Agreement (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.8†	First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Appendix A to Digital Realty Trust, Inc.’s definitive proxy statement on Schedule 14A filed on March 30, 2007).

10.9	Amendment No. 1 to the Revolving Credit Agreement, dated as of February 6, 2008, among Digital Realty Trust, L.P., Citicorp North America, Inc., as administrative agent, the financial institutions named therein, KeyBank National Association, as syndication agent, and Citigroup Global Markets Inc. and KeyBanc Capital Markets, as the arrangers (incorporated by reference to Exhibit 10.7 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

10.10†	Form of 2008 Performance-Based Profits Interest Units Agreement (incorporated by reference to Exhibit 10.3 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.11†	First Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2008).

Exhibit Number	Description

10.12	Amendment No. 2 to the Revolving Credit Agreement, dated as of June 13, 2008, among Digital Realty Trust, L.P., Citicorp North America, Inc., as administrative agent, the financial institutions named therein, KeyBank National Association, as syndication agent, and Citigroup Global Markets Inc. and KeyBanc Capital Markets, as the arrangers (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2008).

10.13	Note Purchase and Private Shelf Agreement, dated as of July 24, 2008, among Digital Realty Trust, L.P., Prudential Investment Management, Inc. and the Prudential Affiliates named therein (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2008).

10.14†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.15†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Richard A. Magnuson (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.16†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.3 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.17†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Christopher J. Crosby (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.18†	Form of Amendment to Employment Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.19†	Amended and Restated Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Scott E. Peterson (incorporated by reference to Exhibit 10.45 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.20†	First Amendment to Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust (incorporated by reference to Exhibit 10.46 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.21†	First Amendment to Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Richard A. Magnuson (incorporated by reference to Exhibit 10.47 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.22†	Second Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 6, 2009).

10.23†	Third Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2009).

10.24†	Second Amendment to Employment Agreement, dated as of June 9, 2010, among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.21 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

Exhibit Number	Description

10.25†	Second Amendment to Employment Agreement, dated as of June 9, 2010, among Digital Realty Trust, Inc., DLR, LLC and Christopher J. Crosby (incorporated by reference to Exhibit 10.23 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

10.26	Amendment No. 3 to the Revolving Credit Agreement, dated as of June 28, 2010, among Digital Realty Trust, L.P., Citicorp North America, Inc., and the financial institutions party to the Credit Agreement (incorporated by reference to Exhibit 10.26 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

10.27	Amendment No. 1 to the Note Purchase and Private Shelf Agreement, dated as of June 30, 2010, between Digital Realty Trust, L.P. and Prudential Investment Management, Inc. and the other Purchasers party to the Note Agreement (incorporated by reference to Exhibit 10.27 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

10.28	Amendment No. 2 to the Note Purchase and Private Shelf Agreement, dated as of December 8, 2010, between Digital Realty Trust, L.P. and Prudential Investment Management, Inc. and the other Purchasers party to the Note Agreement.

10.29†	Third Amendment to Employment Agreement, dated as of November 12, 2010, among Digital Realty Trust, Inc., DLR, LLC and A. William Stein.

12.1	Statement of Computation of Ratios.

21.1	List of Subsidiaries of Digital Realty Trust, Inc.

21.2	List of Subsidiaries of Digital Realty Trust, L.P.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101**	The following financial statements will be furnished in an amendment to Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-K for the year ended December 31, 2010, formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009; (ii) Consolidated Income Statements for each of the years in the three-year period ended December 31, 2010; (iii) Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for each of the years in the three-year period ended December 31, 2010; (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2010; and (v) Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.