Form 10-K/A
period 2010-12-31
Digital Realty Trust, Inc.
filed 2011-03-25
CIK 1297996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A to Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K as required by Rule 405 of Regulation S-T. Exhibit 101 to this report contains information from the Form 10-K formatted in eXtensible Business Reporting Language (XBRL).

Investors should continue to rely on the originally filed version of the Form 10-K in making investment decisions. No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 on Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way any disclosures made in the Form 10-K.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits:

Exhibit Number	Description

2.1	Purchase and Sale Agreement, dated as of December 24, 2009, by and among Sentinel Properties—Needham, LLC, SP—Needham I, LLC and Digital Realty Trust, L.P. (incorporated by reference to Exhibit 2.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on December 31, 2009).

2.2	Purchase and Sale Agreement, dated as of December 24, 2009, by and between Sentinel Properties—Bedford, LLC and Digital Realty Trust, L.P. (incorporated by reference to Exhibit 2.2 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on December 31, 2009).

2.3	Purchase and Sale Agreement, dated as of December 24, 2009, by and between Sentinel Properties—Trumbull, LLC and Digital Realty Trust, L.P. (incorporated by reference to Exhibit 2.3 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on December 31, 2009).

2.4	Asset Purchase Agreement, dated as of June 1, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on June 2, 2010).

2.5	First Amendment to Asset Purchase Agreement, dated as of June 16, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.5 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

2.6	Second Amendment to Asset Purchase Agreement, dated as of June 17, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.6 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

2.7	Third Amendment to Asset Purchase Agreement, dated as of June 18, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.7 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on February 26, 2010).

3.2	Second Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on March 19, 2009).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

3.4	Eighth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 13, 2009).

4.1	Specimen Certificate for Common Stock for Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 26, 2004).

4.2	Specimen Certificate for Series C Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 11, 2007).

4.3	Specimen Certificate for Series D Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 11, 2008).

Exhibit Number	Description

4.4	Registration Rights Agreement, dated as of October 27, 2004, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and the Unit Holders, as defined therein (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

4.5	Indenture, dated as of August 15, 2006, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 4.125% Exchangeable Senior Debentures due 2026 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on August 21, 2006).

4.6	Registration Rights Agreement, dated August 15, 2006, among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on August 21, 2006).

4.7	Indenture, dated as of April 20, 2009, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 5.50% Exchangeable Senior Debentures due 2029 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 22, 2009).

4.8	Registration Rights Agreement, dated April 20, 2009, among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 22, 2009).

4.9	Indenture, dated as of January 28, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wilmington Trust FSB, as trustee, including the form of 5.875% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on January 29, 2010).

4.10	Registration Rights Agreement, dated January 28, 2010, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on January 29, 2010).

4.11	Indenture, dated as of July 8, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 4.50% Notes due 2015 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on July 12, 2010).

4.12	Registration Rights Agreement, dated July 8, 2010, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.2 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on July 12, 2010).

10.1†	Form of Indemnification Agreement by and between Digital Realty Trust, Inc. and its directors and officers (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 13, 2004).

10.2	Non-competition Agreement, dated as of October 28, 2004, by and between Digital Realty Trust, Inc. and Global Innovation Partners, LLC (incorporated by reference to Exhibit 10.10 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.3	Contribution Agreement, dated as of July 31, 2004, by and among Digital Realty Trust, L.P., San Francisco Wave eXchange, LLC, Santa Clara Wave eXchange, LLC and eXchange colocation, LLC (incorporated by reference to Exhibit 10.12 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on September 17, 2004).

10.4*	Revolving Credit Agreement, dated as of August 31, 2007, among Digital Realty Trust, L.P., as borrower, Digital Realty Trust, Inc., as parent guarantor, the subsidiary guarantors named therein, Citicorp North America, Inc., as administrative agent, KeyBank National Association, as syndication agent, Citigroup Global Markets Inc. and KeyBanc Capital Markets, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on September 22, 2010 (File No. 000-54023)).

Exhibit Number	Description

10.5†	Form of Profits Interest Units Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.6†	Form of Digital Realty Trust, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.45 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.7†	Form of 2008 Class C Profits Interest Units Agreement (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.8†	First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Appendix A to Digital Realty Trust, Inc.’s definitive proxy statement on Schedule 14A filed on March 30, 2007).

10.9	Amendment No. 1 to the Revolving Credit Agreement, dated as of February 6, 2008, among Digital Realty Trust, L.P., Citicorp North America, Inc., as administrative agent, the financial institutions named therein, KeyBank National Association, as syndication agent, and Citigroup Global Markets Inc. and KeyBanc Capital Markets, as the arrangers (incorporated by reference to Exhibit 10.7 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

10.10†	Form of 2008 Performance-Based Profits Interest Units Agreement (incorporated by reference to Exhibit 10.3 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.11†	First Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.12	Amendment No. 2 to the Revolving Credit Agreement, dated as of June 13, 2008, among Digital Realty Trust, L.P., Citicorp North America, Inc., as administrative agent, the financial institutions named therein, KeyBank National Association, as syndication agent, and Citigroup Global Markets Inc. and KeyBanc Capital Markets, as the arrangers (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2008).

10.13	Note Purchase and Private Shelf Agreement, dated as of July 24, 2008, among Digital Realty Trust, L.P., Prudential Investment Management, Inc. and the Prudential Affiliates named therein (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2008).

10.14†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.15†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Richard A. Magnuson (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.16†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.3 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.17†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Christopher J. Crosby (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.18†	Form of Amendment to Employment Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.19†	Amended and Restated Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Scott E. Peterson (incorporated by reference to Exhibit 10.45 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.20†	First Amendment to Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust (incorporated by reference to Exhibit 10.46 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

Exhibit Number	Description

10.21†	First Amendment to Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Richard A. Magnuson (incorporated by reference to Exhibit 10.47 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.22†	Second Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 6, 2009).

10.23†	Third Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2009).

10.24†	Second Amendment to Employment Agreement, dated as of June 9, 2010, among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.21 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

10.25†	Second Amendment to Employment Agreement, dated as of June 9, 2010, among Digital Realty Trust, Inc., DLR, LLC and Christopher J. Crosby (incorporated by reference to Exhibit 10.23 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

10.26	Amendment No. 3 to the Revolving Credit Agreement, dated as of June 28, 2010, among Digital Realty Trust, L.P., Citicorp North America, Inc., and the financial institutions party to the Credit Agreement (incorporated by reference to Exhibit 10.26 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

10.27	Amendment No. 1 to the Note Purchase and Private Shelf Agreement, dated as of June 30, 2010, between Digital Realty Trust, L.P. and Prudential Investment Management, Inc. and the other Purchasers party to the Note Agreement (incorporated by reference to Exhibit 10.27 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

10.28**	Amendment No. 2 to the Note Purchase and Private Shelf Agreement, dated as of December 8, 2010, between Digital Realty Trust, L.P. and Prudential Investment Management, Inc. and the other Purchasers party to the Note Agreement.

10.29†**	Third Amendment to Employment Agreement, dated as of November 12, 2010, among Digital Realty Trust, Inc., DLR, LLC and A. William Stein.

12.1**	Statement of Computation of Ratios.

21.1**	List of Subsidiaries of Digital Realty Trust, Inc.

21.2**	List of Subsidiaries of Digital Realty Trust, L.P.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2**	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3**	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4**	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1**	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2**	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3**	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4**	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

Exhibit Number	Description

101***	Pursuant to Rule 405 of Regulation S-T, the following financial information from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-K for the year ended December 31, 2010, formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009; (ii) Consolidated Income Statements for each of the years in the three-year period ended December 31, 2010; (iii) Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for each of the years in the three-year period ended December 31, 2010; (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2010; and (v) Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.
**	Previously filed or furnished with Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-K filed on February 25, 2011.
***	Furnished with this Amendment No. 1 on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

By:	/S/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer

Date: March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Richard A. Magnuson	Chairman of the Board	March 25, 2011

/S/ MICHAEL F. FOUST Michael F. Foust	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2011

/S/ A. WILLIAM STEIN A. William Stein	Chief Financial Officer & Chief Investment Officer (Principal Financial Officer)	March 25, 2011

/S/ EDWARD F. SHAM Edward F. Sham	Sr. Vice President and Controller (Principal Accounting Officer)	March 25, 2011

* Laurence A. Chapman	Director	March 25, 2011

* Ruann F. Ernst, Ph.D.	Director	March 25, 2011

* Kathleen Earley	Director	March 25, 2011

* Dennis E. Singleton	Director	March 25, 2011

* Robert H. Zerbst	Director	March 25, 2011

*By:	/S/ JOSHUA A. MILLS
Attorney in Fact

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By:	Digital Realty Trust, Inc., Its General Partner

By:	/S/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer

Date: March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Richard A. Magnuson	Chairman of the Board	March 25, 2011

/S/ MICHAEL F. FOUST Michael F. Foust	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2011

/S/ A. WILLIAM STEIN A. William Stein	Chief Financial Officer & Chief Investment Officer (Principal Financial Officer)	March 25, 2011

/S/ EDWARD F. SHAM Edward F. Sham	Sr. Vice President and Controller (Principal Accounting Officer)	March 25, 2011

* Laurence A. Chapman	Director	March 25, 2011

* Ruann F. Ernst, Ph.D.	Director	March 25, 2011

* Kathleen Earley	Director	March 25, 2011

* Dennis E. Singleton	Director	March 25, 2011

* Robert H. Zerbst	Director	March 25, 2011

*By:	/S/ JOSHUA A. MILLS
Attorney in Fact

EXHIBIT INDEX

Exhibit Number	Description

2.1	Purchase and Sale Agreement, dated as of December 24, 2009, by and among Sentinel Properties—Needham, LLC, SP—Needham I, LLC and Digital Realty Trust, L.P. (incorporated by reference to Exhibit 2.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on December 31, 2009).

2.2	Purchase and Sale Agreement, dated as of December 24, 2009, by and between Sentinel Properties—Bedford, LLC and Digital Realty Trust, L.P. (incorporated by reference to Exhibit 2.2 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on December 31, 2009).

2.3	Purchase and Sale Agreement, dated as of December 24, 2009, by and between Sentinel Properties—Trumbull, LLC and Digital Realty Trust, L.P. (incorporated by reference to Exhibit 2.3 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on December 31, 2009).

2.4	Asset Purchase Agreement, dated as of June 1, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on June 2, 2010).

2.5	First Amendment to Asset Purchase Agreement, dated as of June 16, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.5 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

2.6	Second Amendment to Asset Purchase Agreement, dated as of June 17, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.6 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

2.7	Third Amendment to Asset Purchase Agreement, dated as of June 18, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.7 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on February 26, 2010).

3.2	Second Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on March 19, 2009).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

3.4	Eighth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 13, 2009).

4.1	Specimen Certificate for Common Stock for Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 26, 2004).

4.2	Specimen Certificate for Series C Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 11, 2007).

4.3	Specimen Certificate for Series D Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 11, 2008).

4.4	Registration Rights Agreement, dated as of October 27, 2004, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and the Unit Holders, as defined therein (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

Exhibit Number	Description

4.5	Indenture, dated as of August 15, 2006, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 4.125% Exchangeable Senior Debentures due 2026 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on August 21, 2006).

4.6	Registration Rights Agreement, dated August 15, 2006, among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on August 21, 2006).

4.7	Indenture, dated as of April 20, 2009, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 5.50% Exchangeable Senior Debentures due 2029 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 22, 2009).

4.8	Registration Rights Agreement, dated April 20, 2009, among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 22, 2009).

4.9	Indenture, dated as of January 28, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wilmington Trust FSB, as trustee, including the form of 5.875% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on January 29, 2010).

4.10	Registration Rights Agreement, dated January 28, 2010, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on January 29, 2010).

4.11	Indenture, dated as of July 8, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 4.50% Notes due 2015 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on July 12, 2010).

4.12	Registration Rights Agreement, dated July 8, 2010, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.2 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on July 12, 2010).

10.1†	Form of Indemnification Agreement by and between Digital Realty Trust, Inc. and its directors and officers (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 13, 2004).

10.2	Non-competition Agreement, dated as of October 28, 2004, by and between Digital Realty Trust, Inc. and Global Innovation Partners, LLC (incorporated by reference to Exhibit 10.10 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.3	Contribution Agreement, dated as of July 31, 2004, by and among Digital Realty Trust, L.P., San Francisco Wave eXchange, LLC, Santa Clara Wave eXchange, LLC and eXchange colocation, LLC (incorporated by reference to Exhibit 10.12 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on September 17, 2004).

10.4*	Revolving Credit Agreement, dated as of August 31, 2007, among Digital Realty Trust, L.P., as borrower, Digital Realty Trust, Inc., as parent guarantor, the subsidiary guarantors named therein, Citicorp North America, Inc., as administrative agent, KeyBank National Association, as syndication agent, Citigroup Global Markets Inc. and KeyBanc Capital Markets, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on September 22, 2010 (File No. 000-54023)).

10.5†	Form of Profits Interest Units Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

Exhibit Number	Description

10.6†	Form of Digital Realty Trust, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.45 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.7†	Form of 2008 Class C Profits Interest Units Agreement (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.8†	First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Appendix A to Digital Realty Trust, Inc.’s definitive proxy statement on Schedule 14A filed on March 30, 2007).

10.9	Amendment No. 1 to the Revolving Credit Agreement, dated as of February 6, 2008, among Digital Realty Trust, L.P., Citicorp North America, Inc., as administrative agent, the financial institutions named therein, KeyBank National Association, as syndication agent, and Citigroup Global Markets Inc. and KeyBanc Capital Markets, as the arrangers (incorporated by reference to Exhibit 10.7 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

10.10†	Form of 2008 Performance-Based Profits Interest Units Agreement (incorporated by reference to Exhibit 10.3 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.11†	First Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.12	Amendment No. 2 to the Revolving Credit Agreement, dated as of June 13, 2008, among Digital Realty Trust, L.P., Citicorp North America, Inc., as administrative agent, the financial institutions named therein, KeyBank National Association, as syndication agent, and Citigroup Global Markets Inc. and KeyBanc Capital Markets, as the arrangers (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2008).

10.13	Note Purchase and Private Shelf Agreement, dated as of July 24, 2008, among Digital Realty Trust, L.P., Prudential Investment Management, Inc. and the Prudential Affiliates named therein (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2008).

10.14†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.15†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Richard A. Magnuson (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.16†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.3 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.17†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Christopher J. Crosby (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.18†	Form of Amendment to Employment Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.19†	Amended and Restated Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Scott E. Peterson (incorporated by reference to Exhibit 10.45 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.20†	First Amendment to Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust (incorporated by reference to Exhibit 10.46 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.21†	First Amendment to Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Richard A. Magnuson (incorporated by reference to Exhibit 10.47 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.22†	Second Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 6, 2009).

Exhibit Number	Description

10.23†	Third Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2009).

10.24†	Second Amendment to Employment Agreement, dated as of June 9, 2010, among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.21 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

10.25†	Second Amendment to Employment Agreement, dated as of June 9, 2010, among Digital Realty Trust, Inc., DLR, LLC and Christopher J. Crosby (incorporated by reference to Exhibit 10.23 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

10.26	Amendment No. 3 to the Revolving Credit Agreement, dated as of June 28, 2010, among Digital Realty Trust, L.P., Citicorp North America, Inc., and the financial institutions party to the Credit Agreement (incorporated by reference to Exhibit 10.26 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

10.27	Amendment No. 1 to the Note Purchase and Private Shelf Agreement, dated as of June 30, 2010, between Digital Realty Trust, L.P. and Prudential Investment Management, Inc. and the other Purchasers party to the Note Agreement (incorporated by reference to Exhibit 10.27 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

10.28**	Amendment No. 2 to the Note Purchase and Private Shelf Agreement, dated as of December 8, 2010, between Digital Realty Trust, L.P. and Prudential Investment Management, Inc. and the other Purchasers party to the Note Agreement.

10.29†**	Third Amendment to Employment Agreement, dated as of November 12, 2010, among Digital Realty Trust, Inc., DLR, LLC and A. William Stein.

12.1**	Statement of Computation of Ratios.

21.1**	List of Subsidiaries of Digital Realty Trust, Inc.

21.2**	List of Subsidiaries of Digital Realty Trust, L.P.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2**	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3**	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4**	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1**	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2**	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3**	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4**	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101***	Pursuant to Rule 405 of Regulation S-T, the following financial information from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-K for the year ended December 31, 2010, formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009; (ii) Consolidated Income Statements for each of the years in the three-year period ended December 31, 2010; (iii) Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for each of the years in the three-year period ended December 31, 2010; (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2010; and (v) Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.
**	Previously filed or furnished with Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-K filed on February 25, 2011.
***	Furnished with this Amendment No. 1 on Form 10-K/A.