Form 10-Q
period 2011-03-31
Digital Realty Trust, Inc.
filed 2011-05-09
CIK 1297996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Digital Realty Trust, Inc.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Digital Realty Trust, L.P.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at May 3, 2011
Common Stock, $.01 par value per share	95,168,364

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2011 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of March 31, 2011, Digital Realty Trust, Inc. owned an approximate 94.4% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 5.6% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of Digital Realty Trust, Inc. As of March 31, 2011, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

We believe combining the quarterly reports on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. into this single report results in the following benefits:

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

The presentation of noncontrolling interests in operating partnership, stockholders’ equity and partners’ capital are the main areas of difference between the condensed consolidated financial statements of Digital Realty Trust, Inc. and those of Digital Realty Trust, L.P. The common limited partnership interests held by the limited partners in Digital Realty Trust, L.P. are presented as limited partners’ capital within partners’ capital in Digital Realty Trust, L.P.’s condensed consolidated financial statements and as noncontrolling interests in operating partnership within equity in Digital Realty Trust, Inc.’s condensed consolidated financial statements. The common and preferred partnership interests held by Digital Realty Trust, Inc. in Digital Realty Trust, L.P. are presented as general partner’s capital within partners’ capital in Digital Realty Trust, L.P.’s condensed consolidated financial statements and as preferred stock, common stock, additional paid-in capital and accumulated dividends in excess of earnings within stockholders’ equity in Digital Realty Trust, Inc.’s condensed consolidated financial statements. The differences in the presentations between stockholders’ equity and partners’ capital result from the differences in the equity issued at the Digital Realty Trust, Inc. and the Digital Realty Trust, L.P. levels.

To help investors understand the significant differences between the company and the operating partnership, this report presents the following separate sections for each of the company and the operating partnership:

•	condensed consolidated financial statements;

•	the following notes to the condensed consolidated financial statements:

•	Debt;

•	Equity of the company and Capital of the operating partnership; and

•	Income per Share and Income per Unit;

•	Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Unregistered Sales of Equity Securities and Use of Proceeds.

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

As general partner with control of the operating partnership, Digital Realty Trust, Inc. consolidates the operating partnership for financial reporting purposes, and it does not have significant assets other than its investment in the operating partnership. Therefore, the assets and liabilities of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. are the same on their respective condensed consolidated financial statements. The separate discussions of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. in this report should be read in conjunction with each other to understand the results of the company on a consolidated basis and how management operates the company.

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$480,788	$478,629
Acquired ground leases	6,666	6,374
Buildings and improvements	4,662,458	4,459,047
Tenant improvements	287,440	283,492

Total investments in properties	5,437,352	5,227,542
Accumulated depreciation and amortization	(720,610)	(660,700)

Net investments in properties	4,716,742	4,566,842
Investment in unconsolidated joint ventures	17,962	17,635

Net investments in real estate	4,734,704	4,584,477
Cash and cash equivalents	44,368	11,719
Accounts and other receivables, net of allowance for doubtful accounts of $2,331 and $3,250 as of March 31, 2011 and December 31, 2010, respectively	78,992	70,337
Deferred rent	203,708	190,067
Acquired above market leases, net	37,421	40,539
Acquired in place lease value and deferred leasing costs, net	327,625	334,366
Deferred financing costs, net	23,836	22,825
Restricted cash	59,836	60,062
Other assets	26,855	15,091

Total assets	$5,537,345	$5,329,483

LIABILITIES AND EQUITY
Revolving credit facility	$209,687	$333,534
Unsecured senior notes, net of discount	1,465,351	1,066,030
Exchangeable senior debentures, net of discount	318,669	353,702
Mortgage loans, net of premiums	1,051,222	1,043,188
Other secured loan	10,500	10,500
Accounts payable and other accrued liabilities	265,714	237,631
Accrued dividends and distributions	—	51,210
Acquired below market leases, net	89,018	93,250
Security deposits and prepaid rents	88,111	85,775

Total liabilities	3,498,272	3,274,820

Commitments and contingencies

Equity:
Stockholders Equity:
Preferred Stock: $0.01 par value, 30,000,000 authorized:
Series C Cumulative Convertible Preferred Stock, 4.375%, $167,499 and $174,999 liquidation preference, respectively ($25.00 per share), 6,699,955 and 6,999,955 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	161,822	169,067
Series D Cumulative Convertible Preferred Stock, 5.500%, $341,120 and $344,683 liquidation preference, respectively ($25.00 per share), 13,644,790 and 13,787,300 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	329,829	333,274
Common Stock: $0.01 par value, 145,000,000 authorized, 92,078,429 and 91,159,221 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	917	909
Additional paid-in capital	1,854,424	1,849,497
Dividends in excess of earnings	(379,627)	(348,148)
Accumulated other comprehensive loss, net	(23,570)	(42,081)

Total stockholders’ equity	1,943,795	1,962,518

Noncontrolling Interests:
Noncontrolling interests in operating partnership	55,669	52,436
Noncontrolling interests in consolidated joint ventures	39,609	39,709

Total noncontrolling interests	95,278	92,145

Total equity	2,039,073	2,054,663

Total liabilities and equity	$5,537,345	$5,329,483

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2010
Operating Revenues:
Rental	$196,795	$151,306
Tenant reimbursements	51,834	39,059
Construction management	1,817	1,414
Other	295	—

Total operating revenues	250,741	191,779

Operating Expenses:
Rental property operating and maintenance	71,723	52,595
Property taxes	13,471	12,721
Insurance	2,051	1,735
Construction management	1,737	647
Depreciation and amortization	73,918	57,532
General and administrative	12,405	10,519
Transactions	681	833
Other	90	2

Total operating expenses	176,076	136,584

Operating income	74,665	55,195

Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	1,208	1,978
Interest and other income	264	31
Interest expense	(36,082)	(30,902)
Tax expense	(428)	(716)
Loss from early extinguishment of debt	(615)	—

Net income	39,012	25,586

Net income attributable to noncontrolling interests	(1,510)	(741)

Net income attributable to Digital Realty Trust, Inc.	37,502	24,845

Preferred stock dividends	(6,522)	(10,101)

Net income available to common stockholders	$30,980	$14,744

Net income per share available to common stockholders:
Basic	$0.34	$0.19
Diluted	$0.33	$0.18

Weighted average common shares outstanding:
Basic	91,428,355	77,770,691
Diluted	92,600,215	80,742,110

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2010	$502,341	91,159,221	$909	$1,849,497	$(348,148)	$(42,081)	$1,962,518	$52,436	$39,709	$92,145	$2,054,663
Conversion of units to common stock	—	164,176	2	1,813	—	—	1,815	(1,815)	—	(1,815)	—
Issuance of restricted stock, net of forfeitures	—	84,204	—	—	—	—	—	—	—	—	—
Net proceeds from sale of common stock	—	98,100	1	5,596	—	—	5,597	—	—	—	5,597
Exercise of stock options	—	23,232	—	866	—	—	866	—	—	—	866
Issuance of common stock in exchange for debentures	—	303,073	3	(11,480)	—	—	(11,477)	—	—	—	(11,477)
Conversion of preferred stock	(10,690)	246,423	2	10,688	—	—	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	3,647	—	—	3,647	—	—	—	3,647
Reclassification of vested share based awards	—	—	—	(6,203)	—	—	(6,203)	6,203	—	6,203	—
Dividends declared on preferred stock	—	—	—	—	(6,522)	—	(6,522)		—	—	(6,522)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(62,459)	—	(62,459)	(3,793)	—	(3,793)	(66,252)
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	—	42	42	42
Net income	—	—	—	—	37,502	—	37,502	1,652	(142)	1,510	39,012
Other comprehensive income - foreign currency translation adjustments	—	—	—	—	—	15,576	15,576	830	—	830	16,406
Other comprehensive income - fair value of interest rate swaps	—	—	—	—	—	1,430	1,430	76	—	76	1,506
Other comprehensive income - reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	1,505	1,505	80	—	80	1,585

Balance as of March 31, 2011	$491,651	92,078,429	$917	$1,854,424	$(379,627)	$(23,570)	$1,943,795	$55,669	$39,609	$95,278	$2,039,073

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three months ended March 31,
	2011	2010

Net income	$39,012	$25,586

Other comprehensive income (loss):
Foreign currency translation adjustments	16,406	(18,287)
Increase (decrease) in fair value of interest rate swaps	1,506	(4,276)
Reclassification to interest expense from interest rate swaps	1,585	1,659

Comprehensive income	58,509	4,682

Comprehensive (income) loss attributable to noncontrolling interests	(2,496)	553

Comprehensive income attributable to Digital Realty Trust, Inc.	$56,013	$5,235

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:

Net income	$39,012	$25,586
Adjustments to reconcile net income to net cash provided by operating activities

Loss on early extinguishment of debt-non cash portion	519	—
Equity in earnings of unconsolidated joint ventures	(1,208)	(1,978)
Distributions from unconsolidated joint ventures	1,000	1,000
Write-off of net assets due to early lease terminations	90	2
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	57,559	46,025
Amortization of share-based unearned compensation	3,022	2,695
Allowance for (recovery of) doubtful accounts	(919)	106
Amortization of deferred financing costs	2,451	2,406
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	79	—
Amortization of debt discount/premium	786	1,095
Amortization of acquired in place lease value and deferred leasing costs	16,359	11,507
Amortization of acquired above market leases and acquired below market leases, net	(1,814)	(2,283)
Changes in assets and liabilities:
Restricted cash	381	(1,734)
Accounts and other receivables	(5,841)	(9,415)
Deferred rent	(12,749)	(11,111)
Deferred leasing costs	(4,591)	(5,132)
Other assets	(10,730)	(8,179)
Accounts payable and other accrued liabilities	(20,289)	(746)
Security deposits and prepaid rents	1,372	7,356

Net cash provided by operating activities	64,489	57,200

Cash flows from investing activities:

Acquisitions of properties	—	(375,000)
Investment in unconsolidated joint ventures	(119)	—
Deposits paid for acquisitions of properties	(1,294)	—
Receipt of value added tax refund	1,201	916
Refundable value added tax paid	(1,009)	(1,115)
Change in restricted cash	(67)	(588)
Improvements to investments in real estate	(135,110)	(66,877)
Improvement advances to tenants	(1,346)	(114)
Collection of advances from tenants for improvements	187	23

Net cash used in investing activities	(137,557)	(442,755)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from financing activities:

Borrowings on revolving credit facility	$260,873	$270,000
Repayments on revolving credit facility	(382,500)	(475,547)
Borrowings on unsecured senior notes	—	117,000
Borrowings on 5.875% unsecured senior notes due 2020	—	491,480
Borrowings on 5.250% unsecured senior notes due 2021	399,100	—
Principal payments on mortgage loans	(3,900)	(3,255)
Principal repayments on 2026 exchangeable senior debentures	(35,850)	—
Equity component settled associated with exchange of 2026 exchangeable senior debentures	(11,783)	—
Change in restricted cash	625	(13)
Payment of loan fees and costs	(3,369)	(4,944)
Capital contributions received from noncontrolling interests in joint ventures	42	52
Gross proceeds from the sale of common stock	5,734	55,601
Common stock offering costs paid	(137)	(977)
Proceeds from exercise of stock options	866	1,895
Payment of dividends to preferred stockholders	(6,522)	(10,101)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(117,462)	(77,147)

Net cash provided by financing activities	105,717	364,044

Net increase (decrease) in cash and cash equivalents	32,649	(21,511)

Cash and cash equivalents at beginning of period	11,719	72,320

Cash and cash equivalents at end of period	$44,368	$50,809

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$45,208	$22,231
Cash paid for taxes	87	174

Supplementary disclosure of noncash investing and financing activities:

Change in net assets related to foreign currency translation adjustments	$16,406	$(18,287)
Decrease (increase) in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	1,506	(4,276)
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	1,815	1,711
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	134,693	71,527
Issuance of common stock in exchange of 2026 exchangeable senior debentures, net	194	—

Allocation of purchase price of properties/investment in partnership to:
Investments in real estate	—	346,436
Acquired above market leases	—	9,714
Acquired below market leases	—	(26,450)
Acquired in place lease value and deferred leasing costs	—	45,300

Cash paid for acquisition of properties	$—	$375,000

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$480,788	$478,629
Acquired ground leases	6,666	6,374
Buildings and improvements	4,662,458	4,459,047
Tenant improvements	287,440	283,492

Total investments in properties	5,437,352	5,227,542
Accumulated depreciation and amortization	(720,610)	(660,700)

Net investments in properties	4,716,742	4,566,842
Investment in unconsolidated joint ventures	17,962	17,635

Net investments in real estate	4,734,704	4,584,477
Cash and cash equivalents	44,368	11,719
Accounts and other receivables, net of allowance for doubtful accounts of $2,331 and $3,250 as of March 31, 2011 and December 31, 2010, respectively	78,992	70,337
Deferred rent	203,708	190,067
Acquired above market leases, net	37,421	40,539
Acquired in place lease value and deferred leasing costs, net	327,625	334,366
Deferred financing costs, net	23,836	22,825
Restricted cash	59,836	60,062
Other assets	26,855	15,091

Total assets	$5,537,345	$5,329,483

LIABILITIES AND CAPITAL
Revolving credit facility	$209,687	$333,534
Unsecured senior notes, net of discount	1,465,351	1,066,030
Exchangeable senior debentures, net of discount	318,669	353,702
Mortgage loans, net of premiums	1,051,222	1,043,188
Other secured loan	10,500	10,500
Accounts payable and other accrued liabilities	265,714	237,631
Accrued dividends and distributions	—	51,210
Acquired below market leases, net	89,018	93,250
Security deposits and prepaid rents	88,111	85,775

Total liabilities	3,498,272	3,274,820
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
6,699,955 and 6,999,955 Series C Cumulative Convertible preferred units issued and outstanding, respectively, 13,644,790 and 13,787,300 Series D Cumulative Convertible preferred units issued and outstanding, respectively, all with a $25.00 liquidation preference per preferred unit (liquidation preference of $508,619 and $519,681, respectively)	491,651	502,341
92,078,429 and 91,159,221 common units issued and outstanding, respectively	1,475,714	1,502,258
Limited partners, 3,810,814 and 3,937,827 common units, 1,133,484 and 982,618 profits interest units and 532,510 and 543,004 class C units outstanding as of March 31, 2011 and December 31, 2010, respectively	58,462	56,215
Accumulated other comprehensive loss	(26,363)	(45,860)

Total partners’ capital	1,999,464	2,014,954
Noncontrolling interests in consolidated joint ventures	39,609	39,709

Total capital	2,039,073	2,054,663

Total liabilities and capital	$5,537,345	$5,329,483

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2011	2010
Operating Revenues:
Rental	$196,795	$151,306
Tenant reimbursements	51,834	39,059
Construction management	1,817	1,414
Other	295	—

Total operating revenues	250,741	191,779

Operating Expenses:
Rental property operating and maintenance	71,723	52,595
Property taxes	13,471	12,721
Insurance	2,051	1,735
Construction management	1,737	647
Depreciation and amortization	73,918	57,532
General and administrative	12,405	10,519
Transactions	681	833
Other	90	2

Total operating expenses	176,076	136,584

Operating income	74,665	55,195

Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	1,208	1,978
Interest and other income	264	31
Interest expense	(36,082)	(30,902)
Tax expense	(428)	(716)
Loss from early extinguishment of debt	(615)	—

Net income	39,012	25,586
Net loss attributable to noncontrolling interests in consolidated joint ventures	142	232

Net income attributable to Digital Realty Trust, L.P.	39,154	25,818

Preferred units distributions	(6,522)	(10,101)

Net income available to common unitholders	$32,632	$15,717

Net income per unit available to common unitholders:
Basic	$0.34	$0.19
Diluted	$0.33	$0.18

Weighted average common units outstanding:
Basic	96,302,608	83,233,100
Diluted	97,474,468	86,204,519

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount			Total Capital
Balance as of December 31, 2010	20,787,255	$502,341	91,159,221	$1,502,258	5,463,449	$56,215	$(45,860)	$39,709	$2,054,663

Conversion of limited partner common units to general partner common units	—	—	164,176	1,815	(164,176)	(1,815)	—	—	—
Issuance of restricted common units, net of forfeitures	—	—	84,204	—	—	—	—	—	—
Net proceeds from issuance of common units	—	—	98,100	5,597	—	—	—	—	5,597
Issuance of common units in connection with the exercise of stock options	—	—	23,232	866	—	—	—	—	866
Issuance of common units	—	—	—	—	177,535	—	—	—	—
Issuance of common units in exchange for debentures	—	—	303,073	(11,477)	—	—	—	—	(11,477)
Conversion of preferred units	(442,510)	(10,690)	246,423	10,690	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	3,647	—	—	—	—	3,647
Reclassification of vested share based awards	—	—	—	(6,203)	—	6,203	—	—	—
Distributions	—	(6,522)	—	(62,459)	—	(3,793)	—	—	(72,774)
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	42	42
Net income	—	6,522	—	30,980	—	1,652	—	(142)	39,012
Other comprehensive income - foreign currency translation adjustments	—	—	—	—	—	—	16,406	—	16,406
Other comprehensive income - fair value of interest rate swaps	—	—	—	—	—	—	1,506	—	1,506
Other comprehensive income - reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	1,585	—	1,585

Balance as of March 31, 2011	20,344,745	$491,651	92,078,429	$1,475,714	5,476,808	$58,462	$(26,363)	$39,609	$2,039,073

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except unit data)

	Three months ended March 31,
	2011	2010
Net income	$39,012	$25,586

Other comprehensive income (loss):
Foreign currency translation adjustments	16,406	(18,287)
Increase (decrease) in fair value of interest rate swaps	1,506	(4,276)
Reclassification to interest expense from interest rate swaps	1,585	1,659

Comprehensive income	$58,509	$4,682

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:

Net income	$39,012	$25,586
Adjustments to reconcile net income to net cash provided by operating activities

Loss on early extinguishment of debt-non cash portion	519	—
Equity in earnings of unconsolidated joint ventures	(1,208)	(1,978)
Distributions from unconsolidated joint ventures	1,000	1,000
Write-off of net assets due to early lease terminations	90	2
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	57,559	46,025
Amortization of share-based unearned compensation	3,022	2,695
Allowance for (recovery of) doubtful accounts	(919)	106
Amortization of deferred financing costs	2,451	2,406
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	79	—
Amortization of debt discount/premium	786	1,095
Amortization of acquired in place lease value and deferred leasing costs	16,359	11,507
Amortization of acquired above market leases and acquired below market leases, net	(1,814)	(2,283)
Changes in assets and liabilities:		—
Restricted cash	381	(1,734)
Accounts and other receivables	(5,841)	(9,415)
Deferred rent	(12,749)	(11,111)
Deferred leasing costs	(4,591)	(5,132)
Other assets	(10,730)	(8,179)
Accounts payable and other accrued liabilities	(20,289)	(746)
Security deposits and prepaid rents	1,372	7,356

Net cash provided by operating activities	64,489	57,200

Cash flows from investing activities:

Acquisitions of properties	—	(375,000)
Investment in unconsolidated joint ventures	(119)	—
Deposits paid for acquisitions of properties	(1,294)	—
Receipt of value added tax refund	1,201	916
Refundable value added tax paid	(1,009)	(1,115)
Change in restricted cash	(67)	(588)
Improvements to investments in real estate	(135,110)	(66,877)
Improvement advances to tenants	(1,346)	(114)
Collection of advances from tenants for improvements	187	23

Net cash used in investing activities	(137,557)	(442,755)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from financing activities:

Borrowings on revolving credit facility	$260,873	$270,000
Repayments on revolving credit facility	(382,500)	(475,547)
Borrowings on unsecured senior notes	—	117,000
Borrowings on 5.875% unsecured senior notes due 2020	—	491,480
Borrowings on 5.250% unsecured senior notes due 2021	399,100	—
Principal payments on mortgage loans	(3,900)	(3,255)
Principal repayments on 2026 exchanagable senior debentures	(35,850)	—
Equity component settled associated with exchange of 2026 exchangeable senior debentures	(11,783)	—
Change in restricted cash	625	(13)
Payment of loan fees and costs	(3,369)	(4,944)
Capital contributions received from noncontrolling interests in joint ventures	42	52
General partner contributions	6,463	56,519
Payment of distributions to preferred unitholders	(6,522)	(10,101)
Payment of distributions to common unitholders	(117,462)	(77,147)

Net cash provided by financing activities	105,717	364,044

Net increase (decrease) in cash and cash equivalents	32,649	(21,511)

Cash and cash equivalents at beginning of period	11,719	72,320

Cash and cash equivalents at end of period	$44,368	$50,809

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$45,208	$22,231
Cash paid for taxes	87	174

Supplementary disclosure of noncash investing and financing activities:

Change in net assets related to foreign currency translation adjustments	$16,406	$(18,287)
Decrease (increase) in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	1,506	(4,276)
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	134,693	71,527
Issuance of common stock in exchange of 2026 exchangeable senior debentures, net	194	—

Allocation of purchase price of properties/investment in partnership to:

Investments in real estate	—	346,436
Other assets	—	—
Acquired above market leases	—	9,714
Acquired below market leases	—	(26,450)
Acquired in place lease value and deferred leasing costs	—	45,300

Cash paid for acquisition of properties	$—	$375,000

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 and 2010

(unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is engaged in the business of owning, acquiring, developing, redeveloping and managing technology-related real estate. The Company is focused on providing Turn-Key Datacenter® and Powered Base Building® datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from information technology and Internet enterprises, to manufacturing and financial services. As of March 31, 2011, our portfolio consisted of 96 properties, excluding two properties held as investments in unconsolidated joint ventures, of which 81 are located throughout North America, 14 are located in Europe and one is located in Asia. Our properties are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S., the Amsterdam, Dublin, London and Paris markets in Europe and Singapore in Asia. The portfolio consists of Internet gateway and corporate datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

The Operating Partnership was formed on July 21, 2004 in anticipation of our initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of March 31, 2011, we own a 94.4% common interest and a 100% preferred interest in the Operating Partnership. As sole general partner, we have control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace us as the general partner nor do they have participating rights, although they do have certain protective rights.

2. Summary of Significant Accounting Policies

(a) Principles of Consolidation and Basis of Presentation

The accompanying interim condensed consolidated financial statements include all of the accounts of Digital Realty Trust, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. Intercompany balances and transactions have been eliminated.

The accompanying interim condensed consolidated financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature, except as otherwise indicated. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010.

The notes to the condensed consolidated financial statements of Digital Realty Trust, Inc. and the Operating Partnership have been combined to provide the following benefits:

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

•	creating time and cost efficiencies through the preparation of one set of notes instead of two separate sets of notes.

There are few differences between the Company and the Operating Partnership, which are reflected in these condensed consolidated financial statements. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how Digital Realty Trust, Inc. and the Operating Partnership operate as an interrelated consolidated company. Digital Realty Trust, Inc.’s only material asset is its ownership of partnership interests of the Operating Partnership. As a result, Digital Realty Trust, Inc. does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain unsecured debt of the Operating Partnership. Digital Realty Trust, Inc. itself does not hold any indebtedness but guarantees some of the unsecured debt of the Operating Partnership, as disclosed in these notes. The Operating Partnership holds substantially all the assets of the Company and holds the ownership interests in the Company’s joint ventures. The Operating Partnership conducts the operations of the business and is structured as a

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Digital Realty Trust, Inc., which are generally contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units.

The presentation of noncontrolling interests in operating partnership, stockholder’s equity and partners’ capital are the main areas of difference between the condensed consolidated financial statements of Digital Realty Trust, Inc. and those of the Operating Partnership. The common limited partnership interests held by the limited partners in the Operating Partnership are presented as limited partners’ capital within partners’ capital in the Operating Partnership’s condensed consolidated financial statements and as noncontrolling interests in operating partnership within equity in Digital Realty Trust, Inc.’s condensed consolidated financial statements. The common and preferred partnership interests held by Digital Realty Trust, Inc. in the Operating Partnership are presented as general partner’s capital within partners’ capital in the Operating Partnership’s condensed consolidated financial statements and as preferred stock, common stock, additional paid-in capital and accumulated dividends in excess of earnings within stockholders’ equity in Digital Realty Trust, Inc.’s condensed consolidated financial statements. The differences in the presentations between stockholders’ equity and partners’ capital result from the differences in the equity issued at the Digital Realty Trust, Inc. and the Operating Partnership levels.

To help investors understand the significant differences between the Company and the Operating Partnership, these condensed consolidated financial statements present the following separate sections for each of the Company and the Operating Partnership:

•	condensed consolidated face financial statements; and

•	the following notes to the condensed consolidated financial statements:

•	Debt;

•	Equity of the Company and Capital of the Operating Partnership; and

•	Income per Share and Income per Unit.

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

(b) Cash Equivalents

For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of March 31, 2011, cash equivalents consist of investments in money market instruments.

(c) Share Based Compensation

We account for share based compensation using the fair value method of accounting. The estimated fair value of the stock options granted by us is being amortized on a straight-line basis over the vesting period of the stock options. The estimated fair value of the long-term incentive units and Class C Units (discussed in note 12(b)) granted by us is being amortized on a straight-line basis over the expected service period.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

(d) Income Taxes

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

The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying condensed consolidated financial statements.

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

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of March 31, 2011 and December 31, 2010, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated statements of operations. For the three months ended March 31, 2011 and 2010, we had no such interest or penalties. The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions with which the Parent Company and its subsidiaries file tax returns.

See Note 9 for further discussion on income taxes.

(e) Presentation of Transactional-based Taxes

We account for transactional-based taxes, such as value added tax, or VAT, for our international properties on a net basis.

(f) Asset Retirement Obligations

We record accruals for estimated retirement obligations as required by current accounting guidance. The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. As of March 31, 2011 and December 31, 2010, the amount included in accounts payable and other accrued liabilities on our condensed consolidated balance sheets was approximately $1.3 million.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

(h) Construction Management Revenue

Construction management revenue is recognized under the percentage-of-completion method of accounting. Revenues are determined by measuring the percentage of costs incurred to date to estimated total costs for each construction management contract based on current estimates of costs to complete. Contract costs include all labor and benefits, materials, subcontracts, and an allocation of indirect costs related to contract performance. Indirect costs are allocated to projects based upon labor hours charged. As long-term design-build projects extend over one or more years, revisions in cost and estimated earnings during the course of the work are reflected in the accounting period in which the facts which require the revision become known. At the time a loss on a design-build project becomes known, the entire amount of the estimated ultimate loss is recognized in the condensed consolidated financial statements. Change orders are recognized when they are approved by the client.

Costs and estimated earnings in excess of billings on uncompleted construction management projects are included in other assets in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted construction management projects are included in accounts payable and accrued liabilities in the condensed consolidated balance sheets. Customers are billed on a monthly basis at the end of each month, which can be in advance of work performed. As a result, we typically generate billings in excess of costs and estimated earnings on construction management projects.

(i) Transactions Expense

Transactions expense includes acquisition-related expenses and other business development expenses, which are expensed as incurred. Acquisition-related expenses include closing costs, broker commissions and other professional fees, including legal and accounting fees related to acquisitions and potential acquisitions.

(j) Management’s Estimates

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

(l) Reclassifications

Certain reclassifications to prior year amounts have been made to conform to the current year presentation. During the three months ended March 31, 2010, $1.4 million was reclassified from rental revenue to construction management revenue and $0.6 million was reclassified from rental property operating and maintenance expense to construction management expense.

3. Acquisitions

We acquired no real estate properties during the three months ended March 31, 2011.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

4. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (acquired in place lease value and acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of March 31, 2011 and December 31, 2010.

	Balance as of
(Amounts in thousands)	March 31, 2011	December 31, 2010
Acquired in place lease value:
Gross amount	$517,698	$515,958
Accumulated amortization	(277,074)	(261,978)

Net	$240,624	$253,980

Acquired above-market lease value:
Gross amount	$87,974	$87,622
Accumulated amortization	(50,553)	(47,083)

Net	$37,421	$40,539

Acquired below-market lease value:
Gross amount	$191,370	$189,990
Accumulated amortization	(102,352)	(96,740)

Net	$89,018	$93,250

Amortization of acquired below-market lease value, net of acquired above-market lease value, resulted in an increase to rental revenues of $1.8 million and $2.3 million for the three months ended March 31, 2011 and 2010, respectively. The expected average

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

remaining lives for acquired below-market leases and acquired above-market leases is 5.0 years and 3.8 years, respectively, as of March 31, 2011. Estimated annual amortization of acquired below-market lease value, net of acquired above-market lease value, for each of the five succeeding years, commencing January 1, 2012 is as follows:

(Amounts in thousands)
2012	$6,520
2013	7,090
2014	5,729
2015	5,060
2016	4,180

Costs associated with extending or renewing acquired leases are capitalized as exercised and classified as deferred leasing cost. Amortization of acquired in place lease value (a component of depreciation and amortization expense) was $14.3 million and $9.9 million for the three months ended March 31, 2011 and 2010, respectively. The expected average amortization period for acquired in place lease value is 4.7 years as of March 31, 2011. The weighted average period prior to the next renewal of extension related to remaining contractual life for acquired leases is 4.1 years as of March 31, 2011. Estimated annual amortization of acquired in place lease value for each of the five succeeding years, commencing January 1, 2012 is as follows:

(Amounts in thousands)
2012	$42,254
2013	37,890
2014	32,970
2015	24,730
2016	16,348

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

5. Debt of the Company

In this Note 5, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.

The Company itself does not have any indebtedness. All debt is held directly or indirectly by the Operating Partnership.

Guarantee of Debt

The Company has guaranteed some of the Operating Partnership’s debt. The Company guarantees the Operating Partnership’s obligations with respect to the 2026 Debentures, the 2029 Debentures, the 2015 Notes, the 2020 Notes, the 2021 Notes (each, as defined in Note 6) and its unsecured senior notes sold to Prudential pursuant to the Prudential shelf facility. The Company is also the guarantor of the Operating Partnership’s obligations under its revolving credit facility.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

6. Debt of the Operating Partnership

A summary of outstanding indebtedness of the Operating Partnership as of March 31, 2011 and December 31, 2010, respectively, is as follows (in thousands):

Indebtedness	Interest Rate at March 31, 2011	Maturity Date	Principal Outstanding March 31, 2011	Principal Outstanding December 31, 2010

Revolving credit facility	Various (1)	Aug. 31, 2011 (2)	$209,687 (3)	$333,534 (3)

Unsecured senior notes:
Prudential Shelf Facility:
Series A	7.000%	Jul. 24, 2011	25,000	25,000
Series B	9.320%	Nov. 5, 2013	33,000	33,000
Series C	9.680%	Jan. 6, 2016	25,000	25,000
Series D	4.570%	Jan. 20, 2015	50,000	50,000
Series E	5.730%	Jan. 20, 2017	50,000	50,000
Series F	4.500%	Feb. 3, 2015	17,000	17,000

Total Prudential Shelf Facility			200,000	200,000
Senior Notes:
4.50% notes due 2015	4.500%	Jul. 15, 2015	375,000	375,000
5.875% notes due 2020	5.875%	Feb. 1, 2020	500,000	500,000
5.250% notes due 2021	5.250%	Mar. 15, 2021	400,000	—
Unamortized discounts			(9,649)	(8,970)

Total senior notes, net of discount			1,265,351	866,030

Total unsecured senior notes, net of discount			1,465,351	1,066,030

Exchangeable senior debentures:
4.125% exchangeable senior debentures due 2026	4.125%	Aug. 15, 2026 (4)	52,908	88,758
5.50% exchangeable senior debentures due 2029	5.50%	Apr. 15, 2029 (5)	266,400	266,400
Unamortized discount			(639)	(1,456)

Total exchangeable senior debentures, net of discount			318,669	353,702

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

Indebtedness	Interest Rate at March 31, 2011	Maturity Date	Principal Outstanding March 31, 2011		Principal Outstanding December 31, 2010

Mortgage loans:
Secured Term Debt (6)(7)	5.65%	Nov. 11, 2014	140,840		141,465
3 Corporate Place (7)(8)	6.72%	Aug. 1, 2011 (9)	80,000		80,000
200 Paul Avenue 1-4 (7)	5.74%	Oct. 8, 2015	75,743		76,179
2045 & 2055 LaFayette Street (7)	5.93%	Feb. 6, 2017	66,207		66,437
Mundells Roundabout	3-month GBP LIBOR + 1.20% (10)	Nov. 30, 2013	68,640	(11)	66,858	(11)
600 West Seventh Street	5.80%	Mar. 15, 2016	53,803		54,157
34551 Ardenwood Boulevard 1-4 (7)	5.95%	Nov. 11, 2016	54,129		54,306
1100 Space Park Drive (7)	5.89%	Dec. 11, 2016	54,118		54,296
1350 Duane Avenue/3080 Raymond Street (7)	5.42%	Oct. 1, 2012	52,800		52,800
150 South First Street (7)	6.30%	Feb. 6, 2017	51,985		52,154
114 Rue Ambroise Croizat	3-month EURIBOR + 1.35% (10)	Jan. 18, 2012	43,652	(12)	41,430	(12)
Clonshaugh Industrial Estate II (8)	3-month EURIBOR + 4.50% (10)	Sep. 4, 2014	42,474	(12)	40,152	(12)
1500 Space Park Drive (7)	6.15%	Oct. 5, 2013	39,428		39,941
2334 Lundy Place (7)	5.96%	Nov. 11, 2016	39,367		39,496
Unit 9, Blanchardstown Corporate Park	3-month EURIBOR + 1.35% (10)	Jan. 18, 2012	37,530	(12)	35,620	(12)
Cressex 1 (14)	5.68%	Oct. 16, 2014	29,021	(11)	28,388	(11)
6 Braham Street (8)	3-month GBP LIBOR + 0.90% (10)	Apr. 10, 2011	19,875	(11)(16)	19,515	(11)
1201 Comstock Street (7)(8)	1-month LIBOR + 3.50% (10)	Jun. 24, 2012 (2)	16,777		16,976
Datacenter Park — Dallas	5.00%	Sep. 15, 2011 (2)	16,150		16,150
Paul van Vlissingenstraat 16	3-month EURIBOR + 1.60% (10)	Jul. 18, 2013	14,727	(12)	13,978	(12)
Chemin de l’Epinglier 2	3-month EURIBOR + 1.50% (10)	Jul. 18, 2013	10,655	(12)	10,113	(12)
800 Central Expressway (7)	1-month LIBOR + 4.75%	Jun. 9, 2013	10,000		10,000
Gyroscoopweg 2E-2F (13)	3-month EURIBOR + 1.50% (10)	Oct. 18, 2013	9,377	(12)	8,900	(12)
1125 Energy Park Drive (7)	7.62%(15)	Mar. 1, 2032	9,020		9,060
Manchester Technopark (14)	5.68%	Oct. 16, 2014	8,829	(11)	8,636	(11)
731 East Trade Street	8.22%	Jul. 1, 2020	5,014		5,080
Unamortized net premiums			1,061		1,101

Total mortgage loans, net of premiums			1,051,222		1,043,188
Other secured loan:
800 Central Expressway Mezzanine (7)	1-month LIBOR + 8.50%	Jun. 9, 2013	10,500		10,500

Total other secured loan			10,500		10,500

Total indebtedness			$3,055,429		$2,806,954

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

(1)	The interest rate under our revolving credit facility equals either (i) US LIBOR, EURIBOR and GBP LIBOR (ranging from 1- to 6-month maturities) plus a margin of between 1.10% and 2.00% or (ii) the greater of (x) the base rate announced by the lender and (y) 1/2 of 1% per annum above the federal funds rate, plus a margin of between 0.100%—1.000%. In each case, the margin is based on our total leverage ratio. We incur a fee ranging from 0.125% to 0.20% for the unused portion of our unsecured revolving credit facility.
(2)	A one-year extension is available, which we may exercise if certain conditions are met.
(3)	Balances as of March 31, 2011 and December 31, 2010 are as follows (balances, in thousands):

Denomination of Draw	Balance as of March 31, 2011		Weighted-average interest rate	Balance as of December 31, 2010		Weighted- average interest rate
US ($)	$165,000		1.35%	$312,500		1.40%
Euro (€)	7,080	(a)	2.01%	—		—
British Sterling (£)	37,607	(b)	1.72%	21,034	(b)	1.69%

Total	$209,687		1.44%	$333,534		1.42%

(a)	Based on exchange rate of $1.42 to €1.00 as of March 31, 2011.
(b)	Based on exchange rate of $1.60 to £1.00 as of March 31, 2011 and $1.56 to £1.00 as of December 31, 2010.

(4)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of August 15, 2011, August 15, 2016 and August 15, 2021. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on August 18, 2011.
(5)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of April 15, 2014, April 15, 2019 and April 15, 2024. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on April 18, 2014.
(6)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.
(7)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.
(8)	The Operating Partnership or its subsidiary provides a limited recourse guarantee with respect to this loan.
(9)	Two one-year extensions are available, which we may exercise if certain conditions are met.
(10)	We have entered into interest rate swap or interest rate cap agreements as a cash flow hedge for interest generated by these US LIBOR, EURIBOR and GBP LIBOR based loans. See note 13 for further information.
(11)	Based on exchange rate of $1.60 to £1.00 as of March 31, 2011 and $1.56 to £1.00 as of December 31, 2010.
(12)	Based on exchange rate of $1.42 to €1.00 as of March 31, 2011 and $1.34 to €1.00 as of December 31, 2010.
(13)	This loan is also secured by a €1.3 million letter of credit.
(14)	These loans are also secured by a £7.8 million letter of credit. These loans are cross-collateralized by the two properties.
(15)	If the loan is not repaid by March 1, 2012, the interest rate increases to the greater of 9.62% or the treasury rate then in effect plus 2%. Subject to a prepayment lock-out period through December 2011.
(16)	This mortgage loan was repaid in full in April 2011.

Revolving Credit Facility

As of March 31, 2011, our revolving credit facility had a total capacity of $750.0 million. Effective August 31, 2010, we exercised the first of two one-year extension options to our revolving credit facility, which extended its maturity date from August 31, 2010 to August 31, 2011. The bank group is obligated to grant extension options provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility. On June 28, 2010, we completed an amendment to our revolving credit facility. The amendment to the revolving credit facility provides us with the ability to add eligible unencumbered international assets to the borrowing base in support of our outstanding unsecured debt. International assets include properties located in Canada, England, Ireland, Wales, France, Spain, the Netherlands, Singapore and Australia. Under the new amendment, international assets may comprise up to 25% of the borrowing base, with assets in Spain and Singapore limited to up to 10% of the borrowing base. As of March 31, 2011, borrowings under the revolving credit facility bore interest at a blended rate of 1.35% (U.S), 2.01% (Euro) and 1.72% (GBP), which are based on 1-month LIBOR, 1-month EURIBOR and 1-month GBP LIBOR, respectively, plus a margin of 1.10%. The revolving credit facility has a $515.0 million sub-facility for multicurrency advances in British Pounds Sterling, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt securities. As of March 31, 2011, approximately $209.7 million was drawn under this facility and $29.9 million of letters of credit were issued.

The credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios as well as a pool of unencumbered assets. In addition, a downgrade in Digital Realty Trust, Inc.’s credit rating below investment grade may trigger additional payments or other consequences under our credit facility. In addition, except to enable Digital Realty Trust, Inc. to maintain its status as a REIT for federal income tax purposes or as may otherwise be required to avoid the imposition of income or excise taxes on Digital Reality Trust, Inc., we are not permitted during any four consecutive fiscal quarters to make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined in the credit agreement, for such period, subject to certain other adjustments. As of March 31, 2011, we were in compliance with all of such covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

During the three months ended March 31, 2011 and 2010, we capitalized interest of approximately $4.7 million and $1.9 million, respectively.

Unsecured Senior Notes

Prudential Shelf Facility

On January 20, 2010, the Operating Partnership closed the sale of $100.0 million aggregate principal amount of its senior unsecured term notes to Prudential Investment Management, Inc. and certain of its affiliates, or, collectively, Prudential, pursuant to the Prudential shelf facility. The notes were issued in two series referred to as the series D and series E notes. The series D notes have a principal amount of $50.0 million, an interest-only rate of 4.57% per annum and a five-year maturity, and the series E notes have a principal amount of $50.0 million, an interest-only rate of 5.73% per annum and a seven-year maturity. On February 3, 2010, the Operating Partnership closed the sale of an additional $17.0 million aggregate principal amount of its senior unsecured term notes, which we refer to as the series F notes, to Prudential pursuant to the Prudential shelf facility. The series F notes have an interest-only rate of 4.50% per annum and a five-year maturity. We used the proceeds of the series D, series E and series F notes to fund acquisitions, to temporarily repay borrowings under our revolving credit facility, to fund working capital and for general corporate purposes. As of March 31, 2011 and December 31, 2010, there was $200.0 million of unsecured senior notes outstanding. On December 8, 2010, our operating partnership and Prudential entered into an amendment to the Note Purchase and Private Shelf Agreement, increasing the capacity of the Prudential shelf facility from $200.0 million to $250.0 million.

4.500% Notes due 2015

On July 8, 2010, the Operating Partnership issued $375.0 million aggregate principal amount of notes, maturing on July 15, 2015 with an interest rate of 4.500% per annum (the 2015 Notes). The purchase price paid by the initial purchasers was 99.697% of the principal amount. The 2015 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. Interest on the 2015 Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2011. The net proceeds from the offering after deducting the original issue discount of approximately $1.1 million and underwriting commissions and expenses of approximately $3.1 million was approximately $370.8 million. We used the net proceeds from the offering to fund a portion of the purchase price of the 365 Main Portfolio. The 2015 Notes have been reflected net of discount in the condensed consolidated balance sheet.

The indenture governing the 2015 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At March 31, 2011, we were in compliance with each of these financial covenants.

We entered into a registration rights agreement whereby the Operating Partnership agreed to conduct an offer to exchange the 2015 Notes for a new series of publicly registered notes with substantially identical terms. If the Operating Partnership did not fulfill certain of its obligations under the registration rights agreement, it would have been required to pay liquidated damages to the holders of the 2015 Notes. No separate contingent obligation was recorded as no liquidated damages became probable. We filed a registration statement with the U.S. Securities and Exchange Commission in October 2010 in connection with the exchange offer, which was declared effective in December 2010. We completed the exchange offer on January 19, 2011.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

The indenture governing the 2020 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At March 31, 2011, we were in compliance with each of these financial covenants.

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

5.250% Notes due 2021

On March 8, 2011, the Operating Partnership issued $400.0 million aggregate principal amount of notes, maturing on March 15, 2021 with an interest rate of 5.250% per annum (the 2021 Notes). The purchase price paid by the initial purchasers was 99.775% of the principal amount. The 2021 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. Interest on the 2021 Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2011. The net proceeds from the offering after deducting the original issue discount of approximately $0.9 million and underwriting commissions and expenses of approximately $3.6 million was approximately $395.5 million. We used the net proceeds from this offering to temporarily repay borrowings under our revolving credit facility, to acquire additional properties, to fund development and redevelopment opportunities and for general working capital purposes, including potentially for the repurchase, redemption or retirement of outstanding debt securities. The 2021 Notes have been reflected net of discount in the condensed consolidated balance sheet.

The indenture governing the 2021 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At March 31, 2011, we were in compliance with each of these financial covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

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

In addition, the 2026 Debentures are exchangeable (i) prior to July 15, 2026, during any fiscal quarter after the fiscal quarter ended September 30, 2006, if the closing sale price of Digital Realty Trust, Inc. common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the exchange price in effect on the last trading day of the immediately preceding fiscal quarter, (ii) prior to July 15, 2026, during the five business day period after any five consecutive trading day period in which the average trading price per $1,000 principal amount of 2026 Debentures was equal to or less than 98% of the product of the closing sale price of the common stock during such period, multiplied by the applicable exchange rate, (iii) if we call the 2026 Debentures for redemption and (iv) any time on or after July 15, 2026. In January 2011, we gave notice to the holders of the 2026 Debentures that the 2026 Debentures shall be exchangeable during the calendar quarter ending March 31, 2011 pursuant to (i) above. The exchange price in effect as of March 31, 2011 was $31.42 per share.

We entered into a registration rights agreement whereby we agreed to register the shares of common stock which could be issued in the future upon exchange of the 2026 Debentures. If we do not fulfill certain of our obligations under the registration rights agreement, we will be required to pay liquidated damages to the holders of the 2026 Debentures. No separate contingent obligation has been recorded as no liquidated damages have become probable. We filed the shelf registration statement with the U.S. Securities and Exchange Commission in April 2007, which was automatically effective upon filing.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

During the three months ended March 31, 2011, we exchanged approximately $35.9 million aggregate principal amount of our 2026 Debentures for a combination of cash (approximately $47.6 million) and 303,073 restricted shares of Digital Realty Trust, Inc. common stock at the request of holders pursuant to the terms of the indenture governing our 2026 Debentures. There were no exchanges of our 2026 Debentures during the three months ended March 31, 2010. As of March 31, 2011, the remaining $52.9 million face amount of the 2026 Debentures remains outstanding under the original terms. We recorded a loss on exchange of approximately $0.6 million for the three months ended March 31, 2011, determined based on the excess of the fair value of the 2026 Debentures at the exchange date over the carrying value of the exchanged 2026 Debentures along with a write off of a pro rata portion of the associated debt discount on the 2026 Debentures and deferred financing costs. This loss is reported as a loss on early extinguishment of debt in the condensed consolidated income statements.

The following table provides additional information about the 2026 Debentures as of the date presented pursuant to requirements under U.S. GAAP for convertible debt instruments that require the principal amount to be settled in cash upon conversion:

	4.125% Exchangeable Senior Debentures due 2026
($ and shares in thousands, except exchange price)	March 31, 2011	December 31, 2010
Carrying amount of the equity component	$5,607	$9,406
Principal amount of the liability component	$52,908	$88,758
Unamortized discount of the liability component	$639	$1,456
Net carrying amount of the liability component	$52,269	$87,302
Remaining amortization period of discount	4 months	7 months
Exchange price	$31.42	$31.42
Number of shares to be issued upon exchange (a)	774	1,103
The amount by which the if-exchanged value exceeds the principal amount (a)	$44,988	$56,828
Effective interest rate on liability component	6.75%	6.75%
Non-cash interest cost recognized for the period ended	$604	$1,025	(b)
Coupon rate interest cost recognized for the period ended	$858	$1,779	(b)

(a)	In accordance with accounting guidance on convertible debt instruments that require the principal amount to be settled in cash upon conversion, we are required to disclose the exchange price and the number of shares on which the aggregate consideration to be delivered upon exchange is determined (principal plus excess value). The 2026 Debentures require the entire principal amount to be settled in cash, and at our option, any excess value above the principal amount may be settled in cash and/or common shares. Based on the March 31, 2011 and December 31, 2010 closing share prices of Digital Realty Trust, Inc. common stock and the exchange prices in the table above, the excess value was approximately $45.0 million and $56.8 million, respectively; accordingly, approximately 0.8 million and 1.1 million common shares, respectively, would be issued if the 2026 Debentures were settled on these dates and we elected to settle the excess value in shares of Digital Realty Trust, Inc. common stock.
(b)	Amounts are for the three months ended March 31, 2010.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

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

Interest is payable on October 15 and April 15 of each year beginning October 15, 2009 until the maturity date of April 15, 2029. The 2029 Debentures bear interest at 5.50% per annum and may be exchanged for shares of Digital Realty Trust, Inc. common stock at an exchange rate that was initially 23.2558 shares per $1,000 principal amount of 2029 Debentures. The exchange rate on the 2029 Debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on Digital Realty Trust, Inc. common stock in excess of $0.33 per share per quarter (the “reference dividend”). Effective September 13, 2010, the exchange rate has been adjusted to 23.5360 shares per $1,000 principal amount of 2029 Debentures as a result of the aggregate dividends in excess of the reference dividend that Digital Realty Trust, Inc. declared and paid on its common stock beginning with the quarter ended June 30, 2009 and through the quarter ended September 30, 2010. Due to the fact that the exchange feature for the 2029 Debentures must be settled in the common stock of Digital Realty Trust, Inc., new accounting guidance on convertible debt instruments that requires the principal amount to be settled in cash upon conversion does not apply.

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

We entered into a registration rights agreement whereby we must register the shares of common stock which could be issued in the future upon exchange of the 2029 Debentures. If we do not fulfill certain of our obligations under the registration rights agreement, we will be required to pay liquidated damages to the holders of the 2029 Debentures. No separate contingent obligation has been recorded as no liquidated damages have become probable. We filed the shelf registration statement with the U.S. Securities and Exchange Commission in December 2009, which was automatically effective upon filing.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

The table below summarizes our debt maturities and principal payments as of March 31, 2011 (in thousands):

	Revolving Credit Facility (1)	Unsecured Senior Notes	Senior Notes	Exchangeable Senior Debentures		Mortgage Loans (2)	Other Secured Loan	Total Debt
Remainder of 2011	$209,687	$25,000	$—	$52,908	(3)	$127,286	$—	$414,881
2012	—	—	—	—		162,780	—	162,780
2013	—	33,000	—	—		159,654	10,500	203,154
2014	—	—	—	266,400	(4)	219,907	—	486,307
2015	—	67,000	375,000	—		75,436	—	517,436
Thereafter	—	75,000	900,000	—		305,098	—	1,280,098

Subtotal	$209,687	$200,000	$1,275,000	$319,308		$1,050,161	$10,500	$3,064,656
Unamortized discount	—	—	(9,649)	(639)		—	—	(10,288)
Unamortized premium	—	—	—	—		1,061	—	1,061

Total	$209,687	$200,000	$1,265,351	$318,669		$1,051,222	$10,500	$3,055,429

(1)

Subject to a one-year extension option exercisable by us. The bank group is obligated to grant the extension option provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility.

(2)

Our mortgage loans are generally non-recourse to us, subject to carve outs for specified actions by us or specified undisclosed environmental liabilities. As of March 31, 2011, we had provided limited recourse guarantees with respect to approximately $159.1 million principal amount of the outstanding mortgage indebtedness, and partial letter of credit support with respect to approximately an additional $47.2 million of the outstanding mortgage indebtedness.

(3)	Assumes maturity of the 2026 Debentures at first redemption date in August 2011.
(4)	Assumes maturity of the 2029 Debentures at first redemption date in April 2014.

7. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2011	2010
Net income available to common stockholders	$30,980	$14,744

Weighted average shares outstanding—basic	91,428,355	77,770,691
Potentially dilutive common shares:
Stock options	202,038	195,652
Class C Units (2007 Grant)	92,795	581,052
Unvested incentive units	153,066	129,450
Excess exchange value of the 2026 Debentures	723,961	2,065,265

Weighted average shares outstanding—diluted	92,600,215	80,742,110

Income per share:
Basic	$0.34	$0.19

Diluted	$0.33	$0.18

On or after July 15, 2026, the 2026 Debentures may be exchanged at the then-applicable exchange rate for cash (up to the principal amount of the 2026 Debentures) and, with respect to any excess exchange value, into cash, shares of Digital Realty Trust, Inc. common stock or a combination of cash and shares of Digital Realty Trust, Inc. common stock. The 2026 Debentures are also

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events. During the three months ended March 31, 2011, the weighted average common stock price exceeded the strike price as of March 31, 2011 of $31.42. Therefore, using the treasury method, 723,961 shares of common stock contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common shares in determining diluted earnings per share for the three months ended March 31, 2011. During the three months ended March 31, 2010, the weighted average common stock price exceeded the strike price as of March 31, 2010 of $31.84. Therefore, using the treasury method, 2,065,265 shares of common stock contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common shares in determining diluted earnings per share for the three months ended March 31, 2010.

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended March 31,
	2011	2010
Weighted average of Operating Partnership common units not owned by us	4,874,253	5,462,409
Potentially dilutive outstanding stock options	—	6,284
Potentially dilutive 2029 Debentures	6,269,990	6,195,345
Potentially dilutive Series C Cumulative Convertible Preferred Stock	3,652,324	3,657,477
Potentially dilutive Series D Cumulative Convertible Preferred Stock	8,333,421	8,215,221

	23,129,988	23,536,736

8. Income per Unit

The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2011	2010
Net income available to common unitholders	$32,632	$15,717

Weighted average units outstanding—basic	96,302,608	83,233,100
Potentially dilutive common units:
Stock options	202,038	195,652
Class C Units (2007 Grant)	92,795	581,052
Unvested incentive units	153,066	129,450
Excess exchange value of the 2026 Debentures	723,961	2,065,265

Weighted average units outstanding—diluted	97,474,468	86,204,519

Income per unit:
Basic	$0.34	$0.19

Diluted	$0.33	$0.18

On or after July 15, 2026, the 2026 Debentures may be exchanged at the then-applicable exchange rate for cash (up to the principal amount of the 2026 Debentures) and, with respect to any excess exchange value, into cash, shares of Digital Realty Trust, Inc. common stock or a combination of cash and shares of Digital Realty Trust, Inc. common stock. Pursuant to the terms of the

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

Operating Partnership’s agreement of limited partnership, the Operating Partnership will deliver to Digital Realty Trust, Inc. one common unit for each share of common stock issuable upon exchange of the 2026 Debentures. The 2026 Debentures are also exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events. During the three months ended March 31, 2011, the weighted average common stock price exceeded the strike price as of March 31, 2011 of $31.42. Therefore, using the treasury method, 723,961 common units contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common units in determining diluted earnings per unit for the three months ended March 31, 2011. During the three months ended March 31, 2010, the weighted average common stock price exceeded the strike price as of March 31, 2010 of $31.84. Therefore, using the treasury method, 2,065,265 common units contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common units in determining diluted earnings per unit for the three months ended March 31, 2010.

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended March 31,
	2011	2010
Potentially dilutive outstanding stock options	—	6,284
Potentially dilutive 2029 Debentures	6,269,990	6,195,345
Potentially dilutive Series C Cumulative Convertible Preferred Units	3,652,324	3,657,477
Potentially dilutive Series D Cumulative Convertible Preferred Units	8,333,421	8,215,221

	18,255,735	18,074,327

9. Income Taxes

Digital Realty Trust, Inc. (the Parent Company) elected to be taxed as a REIT and believes that it has complied with the REIT requirements of the Code. As a REIT, the Parent Company is generally not subject to corporate level federal income taxes on taxable income to the extent it is currently distributed to its stockholders. Since inception, the Parent Company has distributed 100% of its taxable income and intends to do so for the tax year ending December 31, 2011. As such, no provision for federal income taxes has been included in the accompanying condensed consolidated financial statements for the three months ended March 31, 2011 and 2010.

We have elected taxable REIT subsidiary (TRS) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs and hold assets that REITs cannot hold directly. A TRS is subject to federal income tax as a regular C corporation. Income taxes for TRS entities are accrued, as necessary, for the three months ended March 31, 2011 and 2010.

For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries are accrued, as necessary, for the three months ended March 31, 2011 and 2010.

10. Equity and Accumulated Other Comprehensive Loss, Net

(a) Equity Distribution Agreements

On December 31, 2009, Digital Realty Trust, Inc. entered into equity distribution agreements, which we refer to as the Original Equity Distribution Agreements, with each of Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, or the Original Agents, under which it could issue and sell shares of its common stock having an

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

aggregate offering price of up to $400,000,000 from time to time through, at its discretion, any of the Original Agents as its sales agents. On January 22, 2010, Digital Realty Trust, Inc. amended and restated each Original Equity Distribution Agreement with the applicable Original Agent, and also entered into a new equity distribution agreement with Morgan Stanley & Co. Incorporated, or collectively the Equity Distribution Agreements, under which it may issue and sell shares of its common stock having an aggregate offering price of up to $400,000,000 (including the approximately 1.1 million shares of common stock having an aggregate offering price of approximately $54.3 million sold pursuant to the Original Equity Distribution Agreements as of January 22, 2010), from time to time through, at its discretion, any of the Original Agents or Morgan Stanley & Co. Incorporated as its sales agents. On March 2, 2011, the Equity Distribution Agreements were amended to amend certain representations. The sales of common stock made under the Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. For the three months ended March 31, 2011, Digital Realty Trust, Inc. generated net proceeds of approximately $5.6 million from the issuance of approximately 0.1 million common shares under the Equity Distribution Agreements at an average price of $58.44 per share after payment of approximately $0.1 million of commissions to the sales agents.

(b) Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interest in the Operating Partnership as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	92,078,429	94.4%	91,159,221	94.3%
Noncontrolling interests consist of:
Common units held by third parties	3,810,814	3.9	3,937,827	4.1
Incentive units held by employees and directors (see note 12)	1,665,994	1.7	1,525,592	1.6

	97,555,237	100.0%	96,622,640	100.0%

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $276.7 million and $244.5 million based on the closing market price of Digital Realty Trust, Inc. common stock on March 31, 2011 and December 31, 2010, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

The following table shows activity for the noncontrolling interests in the Operating Partnership for the three months ended March 31, 2011:

	Common Units	Incentive Units	Total
As of December 31, 2010	3,937,827	1,525,622	5,463,449

Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(127,013)	—	(127,013)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(37,163)	(37,163)
Grant of incentive units to employees and directors	—	177,535	177,535

As of March 31, 2011	3,810,814	1,665,994	5,476,808

(1)	This redemption was recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet of Digital Realty Trust, Inc.

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

(c) Dividends

We have declared the following dividends on our common and preferred stock for the three months ended March 31, 2011 (in thousands):

Date dividend declared	Dividend payable date	Series C Preferred Stock (1)	Series D Preferred Stock (2)	Common Stock (3)
February 10, 2011	March 31, 2011	$1,832	$4,690	$62,459

		$1,832	$4,690	$62,459

(1)	$1.094 annual rate of dividend per share.
(2)	$1.375 annual rate of dividend per share.
(3)	$2.720 annual rate of dividend per share.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

(d) Accumulated Other Comprehensive Loss, Net

The accumulated balances for each classification of other comprehensive loss, net as of March 31, 2011 are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive loss, net
Balance as of December 31, 2010	$(33,175)	$(8,906)	$(42,081)
Net current period change	15,576	1,430	17,006
Reclassification to interest expense from interest rate swaps	—	1,505	1,505

Balance as of March 31, 2011	$(17,599)	$(5,971)	$(23,570)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

11. Capital and Comprehensive Income

(a) Allocations of Net Income and Net Losses to Partners

Except for special allocations to holders of profits interest units described below in note 12(a) under the heading “Incentive Plans-Long-Term Incentive Units,” the Operating Partnership’s net income will generally be allocated to Digital Realty Trust, Inc. (the General Partner) to the extent of the accrued preferred return on its preferred units, and then to the General Partner and the Operating Partnership’s limited partners in accordance with the respective percentage interests in the common units issued by the Operating Partnership. Net loss will generally be allocated to the General Partner and the Operating Partnership’s limited partners in accordance with the respective common percentage interests in the Operating Partnership until the limited partner’s capital is reduced to zero and any remaining net loss would be allocated to the General Partner. However, in some cases, losses may be disproportionately allocated to partners who have guaranteed our debt. The allocations described above are subject to special allocations relating to depreciation deductions and to compliance with the provisions of Sections 704(b) and 704(c) of the Code, and the associated Treasury Regulations.

(b) Partnership Units

Limited partners have the right to require the Operating Partnership to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of the General Partner’s common stock at the time of redemption. Alternatively, the General Partner may elect to acquire those common units in exchange for shares of the General Partner’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to authoritative accounting guidance, the Operating Partnership evaluated whether it controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of the limited partners’ common units and the vested incentive units. Based on the results of this analysis, the Operating Partnership concluded that the common and vested incentive Operating Partnership units met the criteria to be classified within capital.

The redemption value of the limited partners’ common units and the vested incentive units was approximately $276.7 million and $244.5 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on March 31, 2011 and December 31, 2010, respectively.

(c) Distributions

All distributions on our units are at the discretion of Digital Realty Trust, Inc.’s board of directors. As of March 31, 2011, the Operating Partnership declared the following distributions (in thousands):

Date distribution declared	Distribution payable date	Series C Preferred Units (1)	Series D Preferred Units (2)	Common Units (3)
February 10, 2011	March 31, 2011	$1,832	$4,690	$66,252

		$1,832	$4,690	$66,252

(1)	$1.094 annual rate of distribution per unit.
(2)	$1.375 annual rate of distribution per unit.
(3)	$2.720 annual rate of distribution per unit.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

(d) Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss as of March 31, 2011 are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2010	$(36,051)	$(9,809)	$(45,860)
Net current period change	16,406	1,506	17,912
Reclassification to interest expense from interest rate swaps	—	1,585	1,585

Balance as of March 31, 2011	$(19,645)	$(6,718)	$(26,363)

12. Incentive Plan

Our 2004 Incentive Award Plan provides for the grant of incentive awards to employees, directors and consultants. Awards issuable under the 2004 Incentive Award Plan include stock options, restricted stock, dividend equivalents, stock appreciation rights, long-term incentive units, cash performance bonuses and other incentive awards. Only employees are eligible to receive incentive stock options under the 2004 Incentive Award Plan. Initially, we had reserved a total of 4,474,102 shares of common stock for issuance pursuant to the 2004 Incentive Award Plan, subject to certain adjustments set forth in the 2004 Incentive Award Plan. On May 2, 2007, Digital Realty Trust, Inc.’s stockholders approved the First Amended and Restated Digital Realty Trust, Inc., Digital Realty Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (as amended, the Amended and Restated 2004 Incentive Award Plan). The Amended and Restated 2004 Incentive Award Plan increases the aggregate number of shares of stock which may be issued or transferred under the plan by 5,000,000 shares to a total of 9,474,102 shares, and provides that the maximum number of shares of stock with respect to awards granted to any one participant during a calendar year will be 1,500,000 and the maximum amount that may be paid in cash during any calendar year with respect to any performance-based award not denominated in stock or otherwise for which the foregoing limitation would not be an effective limitation for purposes of Section 162(m) of the Code will be $10.0 million.

As of March 31, 2011, 3,681,173 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Amended and Restated 2004 Incentive Award Plan. Each long-term incentive and Class C unit issued under the Amended and Restated 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the Amended and Restated 2004 Incentive Award Plan and the individual award limit discussed above.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

A partner’s initial capital account balance is equal to the amount the partner paid (or contributed to the Operating Partnership) for the partner’s units and is subject to subsequent adjustments, including with respect to the partner’s share of income, gain or loss of the Operating Partnership. Because a holder of long-term incentive units generally will not pay for the long-term incentive units, the initial capital account balance attributable to such long-term incentive units will be zero. However, the Operating Partnership is required to allocate income, gain, loss and deduction to the partner’s capital accounts in accordance with the terms of the partnership agreement, subject to applicable Treasury Regulations. The partnership agreement provides that holders of long-term incentive units will receive special allocations of gain in the event of a sale or “hypothetical sale” of assets of the Operating Partnership prior to the allocation of gain to Digital Realty Trust, Inc. or other limited partners with respect to their common units. The amount of such allocation will, to the extent of any such gain, be equal to the difference between the capital account balance of a holder of long-term incentive units attributable to such units and the capital account balance attributable to an equivalent number of common units. If and when such gain allocation is fully made, a holder of long-term incentive units will have achieved full parity with holders of common units. To the extent that, upon an actual sale or a “hypothetical sale” of the Operating Partnership’s assets as described above, there is not sufficient gain to allocate to a holder’s capital account with respect to long-term incentive units, or if such sale or “hypothetical sale” does not occur, such units will not achieve parity with common units.

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

During the three months ended March 31, 2011 and 2010, certain employees were granted an aggregate of 78,903 and 86,393 long-term incentive units, respectively. The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock, are being expensed on a straight-line basis over the vesting period of the long-term incentive units, which is four years. During the three months ended March 31, 2011 and 2010, certain employees were also granted an aggregate of 98,632 and 107,993 long-term incentive units, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of units in which the employee ultimately vests. The performance condition is based upon our achievement of the respective fiscal years’ Funds From Operations per share targets. Upon evaluating the results of the performance condition, the final number of units is determined and such units vest based on satisfaction of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the grant date and 30% vesting on each of the third and fourth anniversaries of the grant date, provided the grantee continues employment on each anniversary date. Based on our 2010 FFO per diluted share and unit, all of the 2010 long-term incentive units satisfied the performance condition. The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock, are being expensed on a straight-line basis over the vesting period of the long-term incentive units, which ranges from four to five years.

The expense recorded for the three months ended March 31, 2011 and 2010 related to long-term incentive units was approximately $1.9 million and $1.2 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.2 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $20.6 million and $12.9 million as of March 31, 2011 and December 31, 2010, respectively. We expect to recognize this unearned compensation over the next 3.1 years on a weighted average basis.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

The Class C Units subject to this award were subject to vesting based on the achievement of a total stockholder return (which we refer to as the market condition) as measured on November 1, 2008 (which we refer to as the first measurement date) and May 1, 2010 (which we refer to as the second measurement date). If:

•	with respect to the first measurement date, we achieved a total shareholder return equal to at least 18% over the period commencing on May 2, 2007 and ending on November 1, 2008; and

•

with respect to the second measurement date, we achieved a total shareholder return equal to at least 36% over a period commencing on May 2, 2007 and ending on the earlier of May 1, 2010 and the date of a change in control of our company, the aggregate amount of the 2007 Grant award was equal to 8% of the excess shareholder value, as defined, created during the applicable performance period, but in no event in excess of:

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

The fair value of the 2007 Grant was measured on the grant date using a Monte Carlo simulation to estimate the probability of the multiple market conditions being satisfied. The Monte Carlo simulation uses a statistical formula underlying the Black-Scholes and binomial formulas, and such simulation was run approximately 100,000 times. For each simulation, the value of the payoff was calculated at the settlement date and was then discounted to the grant date at a risk-free interest rate. The expected value of the Class C units on the grant date was determined by multiplying the average of the values over all simulations by the number of outstanding shares of Digital Realty Trust, Inc. common stock and Operating Partnership units. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. Other significant assumptions used in the valuation included an expected term of 36 months, expected stock price volatility of 23%, a risk-free interest rate of 4.6%, and a dividend growth rate of 5.0 percent. The fixed award limit under the plan is $17 million for the first market condition and $40 million for the second market condition, and there were 69.2 million shares of Digital Realty Trust, Inc. common stock and Operating Partnership units outstanding as of the 2007 grant date. The grant date fair value of these awards of approximately $11.8 million will be recognized as compensation expense on a straight-line basis over the expected service period of five years. The unearned compensation as of March 31, 2011 and December 31, 2010 was $2.4 million and $2.9 million, respectively. As of March 31, 2011 and December 31, 2010, 469,320 and 439,653, respectively, of the Class C Units subject to the 2007 Grant had vested. We recognized compensation expense related to the Class C Units subject to the 2007 Grant of $0.5 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of $0.1 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively.

(c) Stock Options

The fair value of each option granted under the 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model. For the three months ended March 31, 2011 and 2010, no stock options were granted. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. The expense recorded for the three months ended March 31, 2011 and 2010, respectively was approximately $0.2 million and $0.2 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.1 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. Unearned compensation representing the unvested portion of the stock options totaled $1.0 million and $1.3 million as of March 31, 2011 and December 31, 2010, respectively. We expect to recognize this unearned compensation over the next 1.0 year on a weighted average basis.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

The following table summarizes the 2004 Incentive Award Plan’s stock option activity for the three months ended March 31, 2011:

	Period ended March 31, 2011
	Shares	Weighted average exercise price
Options outstanding, beginning of period	470,264	$28.35
Exercised	(23,232)	37.27
Cancelled / Forfeited	(2,334)	41.73

Options outstanding, end of period	444,698	$27.82

Exercisable, end of period	353,621	$24.38

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2011:

Options outstanding					Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value
$12.00-13.02	182,369	3.58	$12.01	$8,413,231	182,369	3.58	$12.01	$8,413,231
$20.37-28.09	25,973	4.74	23.61	896,839	25,639	4.74	23.57	886,362
$33.18-41.73	236,356	6.02	40.48	4,173,675	145,613	5.99	40.01	2,640,004

	444,698	4.94	$27.82	$13,483,745	353,621	4.66	$24.38	$11,939,597

(d) Restricted Stock

During the three months ended March 31, 2011 and 2010, certain employees were granted an aggregate of 40,807 and 30,329 shares of restricted stock, respectively. The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock, are being expensed on a straight-line basis over the vesting period of the restricted stock, which is four years. During the three months ended March 31, 2011 and 2010, certain employees were also granted an aggregate of 50,999 and 37,914 shares of restricted stock, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of shares in which the employee ultimately vests. The performance condition is based upon our achievement of the respective year’s FFO per share targets. Upon evaluating the results of the performance condition, the final number of shares is determined and such shares vest based on satisfaction of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the grant date and 30% vesting on each of the third and fourth anniversaries of the grant date provided the grantee continues employment on each anniversary date. Based on our 2010 FFO per diluted share and unit, all of the 2010 restricted stock satisfied the performance condition.

The expense recorded for the three months ended March 31, 2011 and 2010 related to grants of restricted stock was approximately $0.4 million and $0.3 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.3 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $8.2 million and $4.2 million as of March 31, 2011 and December 31, 2010, respectively. We expect to recognize this unearned compensation over the next 3.4 years on a weighted average basis.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

13. Derivative Instruments

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The fair value of these derivatives was ($4.9) million and ($8.0) million at March 31, 2011 and December 31, 2010, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2011 and 2010, respectively, there were no ineffective portions to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our debt. As of March 31, 2011, we estimate that an additional $4.1 million will be reclassified as an increase to interest expense during the twelve months ending March 31, 2012, when the hedged forecasted transactions impact earnings.

As of March 31, 2011 and December 31, 2010, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of March 31, 2011		As of December 31, 2010		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of March 31, 2011	As of December 31, 2010
$19,875	(1)	$19,515	(1)	Swap	4.944	Jul. 10, 2006	Apr. 10, 2011	$(23)	$(231)
68,640	(1)	66,858	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013	(1,810)	(2,471)
14,727	(2)	13,978	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013	(561)	(828)
10,655	(2)	10,113	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013	(427)	(621)
9,377	(2)	8,900	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013	(378)	(557)
43,652	(2)	41,430	(2)	Swap	3.776	Dec. 5, 2006	Jan. 18, 2012	(761)	(1,129)
37,530	(2)	35,620	(2)	Swap	4.000	Dec. 20, 2006	Jan. 18, 2012	(722)	(1,054)
42,474	(2)	40,152	(2)	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014	(225)	(1,139)
16,778		16,976		Cap	4.000	June 24, 2009	June 25, 2012	1	3
20,500		20,500		Cap	4.000	Aug. 4, 2010	June 15, 2013	25	30

$284,208		$274,042						$(4,881)	$(7,997)

(1)	Translation to U.S. dollars is based on exchange rate of $1.60 to £1.00 as of March 31, 2011 and $1.56 to £1.00 as of December 31, 2010.
(2)	Translation to U.S. dollars is based on exchange rate of $1.42 to €1.00 as of March 31, 2011 and $1.34 to €1.00 as of December 31, 2010.

We do not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2011 or December 31, 2010.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

14. Fair Value of Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

Current accounting guidance requires the Company to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value. The Company’s disclosures of estimated fair value of financial instruments at March 31, 2011 and December 31, 2010 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. As described in note 13, the interest rate cap and interest rate swaps are recorded at fair value.

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

As of March 31, 2011 and December 31, 2010, the aggregate estimated fair value and carrying value of our revolving credit facility, unsecured senior notes, exchangeable senior debentures, mortgage loans and other secured loan were as follows (in thousands):

	As of March 31, 2011		As of December 31, 2010
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Revolving credit facility (1)	$209,687	$209,687	$333,534	$333,534
Unsecured senior notes (2)(3)	1,517,657	1,465,351	1,103,983	1,066,030
Exchangeable senior debentures (2)(3)	483,356	318,669	504,241	353,702
Mortgage loans (2)	1,085,768	1,051,222	1,078,220	1,043,188
Other secured loan	10,700	10,500	10,720	10,500

	$3,307,168	$3,055,429	$3,030,698	$2,806,954

(1)	The carrying value of our revolving credit facility approximates estimated fair value, due to the short-term nature of this instrument along with the variability of interest rates.
(2)	Valuations for our unsecured senior notes and mortgage loans are determined based on the expected future payments discounted at risk-adjusted rates. The 2015 Notes, 2020 Notes and 2021 Notes and exchangeable senior debentures are valued based on quoted market prices.
(3)	The carrying value of the 2015 Notes, 2020 Notes and 2021 Notes are net of discount of $9,649 and $8,970 in the aggregate as of March 31, 2011 and December 31, 2010, respectively. The carrying values of our exchangeable senior debentures are net of discount of $639 and $1,456 as of March 31, 2011 and December 31, 2010, respectively, related to our 2026 Debentures.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

15. Related Party Transactions

In December 2006, we entered into ten leases with tel(x), pursuant to which tel(x) provides enhanced meet-me-room services to our customers. The initial terms of these leases expire in 2026, and tel(x) has options to extend them through 2046. tel(x) was acquired by GI Partners Fund II, LLP in November 2006. Richard Magnuson, our Chairman, is also the chief executive officer of the advisor to GI Partners Fund II, LLP. Our condensed consolidated statements of operations include rental revenues of approximately $8.8 million and $5.1 million from tel(x) for the three months ended March 31, 2011 and 2010, respectively. In connection with the lease agreements, we entered into an operating agreement with tel(x), effective as of December 1, 2006, with respect to joint sales and marketing efforts, designation of representatives to manage the national relationship between us and tel(x) and future meet-me-room facilities. Under the operating agreement, tel(x) has a sixty-day option to enter into a meet-me-room lease for certain future meet-me-room buildings acquired by us or any buildings currently owned by us that are converted into a meet-me-room building. As of March 31, 2011 and December 31, 2010, tel(x) leases 202,987 square feet from us under 31 lease agreements.

We also entered into an agreement with tel(x), effective as of December 1, 2006, with respect to percentage rent arising out of potential future lease agreements for rentable space in buildings covered by the meet-me-room lease agreements. Percentage rent earned during the three months ended March 31, 2011 and 2010 amounted to approximately $79,000 and $11,000, respectively.

In addition, in connection with the lease agreements, we entered into a management agreement with tel(x), effective as of December 1, 2007, pursuant to which tel(x) agreed to provide us with certain management services in exchange for a management fee of one percent of rents actually collected by tel(x).

We are party to seven leases with SoftLayer, of which five are in place as of March 31, 2011 and the remaining two will commence in future periods. The initial terms of these leases expire from 2013 to 2025, and SoftLayer has options to extend them from 2018 through 2035. On August 3, 2010, GI Partners Fund III, L.P. acquired a controlling interest in SoftLayer. Richard Magnuson, our Chairman, is also a manager of the general partner to GI Partners Fund III, L.P. Our condensed consolidated statements of operations include rental revenues of approximately $2.3 million from SoftLayer for the three months ended March 31, 2011. No rental revenues were earned from SoftLayer for the three months ended March 31, 2010.

16. Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the leases of the 192,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2012. We made payments of approximately $0.4 million and $10,000 to the seller during the three months ended March 31, 2011 and 2010, respectively. We have recorded approximately $1.9 million and $2.3 million for this contingent liability on our consolidated balance sheet at March 31, 2011 and December 31, 2010, respectively.

As part of the acquisition of Clonshaugh Industrial Estate I, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other liabilities include $1.4 million and $1.3 million for this liability as of March 31, 2011 and December 31, 2010, respectively. There were no payments made to the seller during the three months ended March 31, 2011 and 2010.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At March 31, 2011, we had open commitments related to construction contracts of approximately $102.2 million.

As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined. As of March 31, 2011, construction is not complete and there have been no leases executed that would cause an amount to become probable of payment and therefore no amount is accrued as of March 31, 2011. The maximum amount that could be earned by the seller is S$50.0 million (or approximately $39.7 million based on the exchange rate as of March 31, 2011). The earnout contingency expires in November 2020.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011 and 2010

(unaudited)

17. Subsequent Events

On April 25, 2011, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit:

Share Class	Series C Preferred Stock	Series D Preferred Stock	Common stock and common unit
Dividend and distribution amount	$0.273438	$0.343750	$0.680000
Dividend and distribution payable date	June 30, 2011	June 30, 2011	June 30, 2011
Dividend payable to shareholders of record on	June 15, 2011	June 15, 2011	June 15, 2011
Annual equivalent rate of dividend and distribution	$1.094	$1.375	$2.720

On April 15, 2011, we completed the acquisition of a 38.8 acre development site located contiguous to our datacenter campus in Ashburn, Virginia. The purchase price was $17.3 million and was funded with borrowings under our revolving credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, portfolio performance, leverage policy and acquisition and capital expenditure plans, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the impact of the recent deterioration in global economic, credit and market conditions; current local economic conditions in our geographic markets; decreases in information technology spending, including as a result of economic slowdowns or recession; adverse economic or real estate developments in our industry or the industry sectors that we sell to (including risks relating to decreasing real estate valuations and impairment charges); our dependence upon significant tenants; bankruptcy or insolvency of a major tenant or a significant number of smaller tenants; defaults on or non-renewal of leases by tenants; our failure to obtain necessary debt and equity financing; increased interest rates and operating costs; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; financial market fluctuations; changes in foreign currency exchange rates; our inability to manage our growth effectively; difficulty acquiring or operating properties in foreign jurisdictions; our failure to successfully integrate and operate acquired or redeveloped properties; risks related to joint venture investments, including as a result of our lack of control of such investments; delays or unexpected costs in development or redevelopment of properties; decreased rental rates or increased vacancy rates; increased competition or available supply of data center space; our inability to successfully develop and lease new properties and space held for redevelopment; difficulties in identifying properties to acquire and completing acquisitions; our inability to acquire off-market properties; our inability to comply with the rules and regulations applicable to reporting companies; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT; possible adverse changes to tax laws; restrictions on our ability to engage in certain business activities; environmental uncertainties and risks related to natural disasters; losses in excess of our insurance coverage; changes in foreign laws and regulations, including those related to taxation and real estate ownership and operation; and changes in local, state and federal regulatory requirements, including changes in real estate and zoning laws and increases in real property tax rates.

While forward-looking statements reflect our good faith beliefs, they are not guaranties of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report, including under Part II, Item 1A, Risk Factors. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.

Occupancy percentages discussed in the following discussion, for some of our properties, are calculated based on factors in addition to contractually leased square feet, including available power, required support space and common area.

Overview

Our company. Digital Realty Trust, Inc. completed its initial public offering of common stock, or our IPO, on November 3, 2004. We believe that we have operated in a manner that has enabled Digital Realty Trust, Inc. to qualify, and have elected to treat Digital Realty Trust, Inc., as a REIT under Sections 856 through 860 of the Code. Digital Realty Trust, Inc. was formed on March 9, 2004. During the period from our formation until we commenced operations in connection with the completion of our IPO, we did not have any corporate activity other than the issuance of shares of Digital Realty Trust, Inc. common stock in connection with the initial capitalization of the company. Our operating partnership was formed on July 20, 2004.

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

As of March 31, 2011, we owned an aggregate of 96 technology-related real estate properties, excluding two properties held as investments in unconsolidated joint ventures, with approximately 16.9 million rentable square feet including approximately 2.2 million square feet of space held for redevelopment. At March 31, 2011, approximately 346,000 square feet of our space held for redevelopment was under construction for Turn-Key Datacenter®, Powered Base Building® and build-to-suit space in seven U.S. markets and two European markets.

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

We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to Digital Realty Trust, Inc.’s common stock and preferred stock. We currently intend to limit our indebtedness to 60% of our total enterprise value and, based on the closing price of Digital Realty Trust, Inc. common stock on March 31, 2011 of $58.14, our ratio of debt to total enterprise value was approximately 33% as of March 31, 2011. Our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our company’s incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of its common stock and excluding long-term incentive units and Class C units), plus the book value of our total consolidated indebtedness.

Revenue base. As of March 31, 2011, we owned 96 properties through our operating partnership, excluding two properties held as investments in unconsolidated joint ventures. These properties are mainly located throughout the U.S., with 14 properties located in Europe, one property in Asia and one property in Canada. We, through our predecessor, acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties Acquired (1)	Net Rentable Square Feet (2)	Square Feet of Space Held for Redevelopment as of March 31, 2011 (3)
2002	5	1,125,292	19,890
2003	6	1,056,437	1,923
2004	10	2,489,367	197,102
2005	20	3,329,834	180,463
2006	16	2,114,790	106,808
2007 (4)	13	1,802,001	218,088
2008	5	266,776	297,472
2009	6	721,207	676,100
2010	15	1,722,563	538,899

Properties owned as of March 31, 2011	96	14,628,267	2,236,745

(1)	Excludes properties sold in 2007 and 2006: 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006.

(2)	Current net rentable square feet as of March 31, 2011, which represents the current square feet at buildings under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes tenants’ proportional share of common areas but excludes space held for redevelopment.

(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space. The amounts included in this table represent redevelopment space as of March 31, 2011 in the properties acquired during the relevant period.
(4)	Includes two developed buildings (43915 Devin Shafron Drive and 43830 Devin Shafron Drive) placed into service in 2010 and 2011 that are being included with a property (Devin Shafron buildings) that was acquired in 2007.

As of March 31, 2011, the properties in our portfolio were approximately 93.5% leased excluding 2.2 million square feet held for redevelopment. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of March 31, 2011, our original average lease term was approximately 14 years, with an average of approximately seven years remaining. The majority of our leasing since the completion of our IPO has been at lease terms shorter than 12 years. Our lease expirations through December 31, 2012 are 8.3% of rentable square feet excluding space held for redevelopment as of March 31, 2011.

Operating revenues from properties outside the United States were $25.7 million and $23.2 million for the three months ended March 31, 2011 and 2010, respectively.

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

Rental income. The amount of rental income generated by the properties in our portfolio depends principally on our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 2.2 million square feet held for redevelopment, as of March 31, 2011, the occupancy rate of the properties in our portfolio was approximately 93.5% of our net rentable square feet.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 14.7 million net rentable square feet, excluding redevelopment space, at March 31, 2011 is approximately 232,000 net rentable square feet of space with extensive datacenter improvements that is currently, or will shortly be, available for lease. Since our IPO, we have leased approximately 2,472,000 square feet of similar space. These Turn-Key Datacenters® are effective solutions for tenants who lack the expertise or capital budget to provide their own extensive datacenter infrastructure and security. Our expertise in datacenter construction and operations enables us to lease space to these tenants at a significant premium over other uses. In addition, as of March 31, 2011, we had approximately 2.2 million square feet of redevelopment space, or approximately 13% of the total rentable space in our portfolio, including four vacant properties comprising approximately 409,000 square feet. Our ability to grow earnings depends in part on our ability to redevelop space and lease redevelopment space at favorable rates, which we may not be able to obtain. Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for redevelopment space. We may purchase additional vacant properties and properties with vacant redevelopment space in the future. We will require additional capital to finance our redevelopment activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”

Economic downturns, including as a result of the conditions described above under “Global market and economic conditions,” or regional downturns affecting our sub-markets or downturns in the technology-related real estate industry that impair our ability to lease or renew or re-lease space, or otherwise reduce returns on our investments or the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. As of March 31, 2011, we had no material tenants in bankruptcy.

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 0.9 million square feet of available space in our portfolio, which excludes approximately 2.2 million square feet available for redevelopment as of March 31, 2011, leases representing approximately 6.0% and 2.3% of the net rentable square footage of our portfolio are scheduled to expire during the nine months ending December 31, 2011 and for the year ending December 31, 2012, respectively.

Market concentration. We depend on the market for technology-based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of March 31, 2011, our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	March 31, 2011 total annualized rent (1)
Silicon Valley	14.2%
Northern Virginia	10.4%
San Francisco	10.0%
New York Metro	9.8%
Chicago	9.7%
Phoenix	8.9%
Dallas	8.2%
Boston	6.0%
Los Angeles	4.8%
London, England	4.3%
Dublin, Ireland	2.8%
Paris, France	2.6%
Other	8.3%

100.0%

(1)	Annualized rent is monthly contractual rent under existing leases as of March 31, 2011 multiplied by 12.

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

Interest rates. As of March 31, 2011, we had approximately $284.2 million of variable rate debt, all of which was mortgage debt subject to interest rate cap or swap agreements, and $209.7 million was outstanding on our revolving credit facility. The availability of debt and equity capital has significantly decreased as a result of the circumstances described above under “Global market and economic conditions.” The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in note 2 to our condensed consolidated financial statements included elsewhere in this report. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and consolidated results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date on the front cover of this report.

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

Asset impairment evaluation. We review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in the market price of the property, a significant adverse change in the extent or manner in which the property is being used in its physical condition or expected to be used based on the underwriting at the time of acquisition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of the property, or a history of operating or cash flow losses of the property. When such impairment indictors exist, we review an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition and compare that estimate to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether the carrying value of a property is recoverable, our strategy of holding properties over the long-term directly decreases the likelihood of their carrying values not being recoverable and therefore requiring the recording of an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that the asset fails the recoverability test, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2011 and 2010. A summary of our operating results for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Statement of Operations Data:
Total operating revenues	$250,741	$191,779
Total operating expenses	(176,076)	(136,584)

Operating income	74,665	55,195
Other expenses, net	(35,653)	(29,609)

Net income	$39,012	$25,586

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of this growth, our period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (same store properties are properties that were owned and operated for the entire current period and the entire immediate preceding year). The following table identifies each of the properties in our portfolio acquired from January 1, 2010 through March 31, 2011.

Acquired Buildings		Acquisition Date	Redevelopment Space as of March 31, 2011 (1)	Net Rentable Square Feet Excluding Redevelopment Space (2)	Square Feet Including Redevelopment Space	Occupancy Rate as of March 31, 2011 (3)
As of December 31, 2009 (81 properties)			1,594,805	12,763,215	14,358,020	93.8%

January 1, 2010 through March 31, 2011

128 First Avenue		Jan-10	—	274,750	274,750	99.6
55 Middlesex Turnpike		Jan-10	—	106,000	106,000	89.7
60-80 Merritt Boulevard		Jan-10	—	169,540	169,540	100.0
43915 Devin Shafron Drive	(4)	Jan-10	6,588	125,692	132,280	100.0
1725 Comstock Street		Apr-10	—	39,643	39,643	66.7
3105 and 3115 Alfred Street		May-10	24,005	25,853	49,858	100.0
Cateringweg 5		Jun-10	55,972	—	55,972	—
365 Main Street		Jul-10	—	226,981	226,981	84.8
720 2nd Street		Jul-10	—	121,220	121,220	97.3
2260 East El Segundo Boulevard		Jul-10	—	132,240	132,240	100.0
2121 South Price Road		Jul-10	—	293,479	293,479	96.5
4030-4050 La Fayette		Jul-10	—	145,403	145,403	80.8
800 Central Expressway		Aug-10	150,000	—	150,000	—
2950 Zanker Road		Aug-10	—	69,700	69,700	100.0
900 Dorothy Drive		Aug-10	—	56,176	56,176	100.0
29A International Business Park		Nov-10	308,922	61,578	370,500	16.8
43830 Devin Shafron Drive	(4)	Mar-11	96,453	16,797	113,250	27.0

Subtotal			641,940	1,865,052	2,506,992	90.9%

Total			2,236,745	14,628,267	16,865,012	93.5%

(1)	Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space.
(2)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease based on engineering drawings. Net rentable square feet includes tenants’ proportional share of common areas but excludes space held for redevelopment.
(3)	Occupancy rates exclude redevelopment space. For some of our properties, we calculate occupancy based on factors in addition to contractually leased square feet, including available power, required support space and common area.
(4)	Represents two developed buildings placed into service in 2010 and 2011 that are being included with a property (Devin Shafron buildings) that was acquired in 2007.

In May 2008, we acquired 701 & 717 Leonard Street, a parking garage in Dallas, Texas; however, we exclude the acquisition from our property count because it is located adjacent to our internet gateway datacenter located at 2323 Bryan Street and is not considered a separate property.

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

Portfolio

As of March 31, 2011, our portfolio consisted of 96 properties, excluding two properties held as investments in unconsolidated joint ventures, with an aggregate of 16.9 million net rentable square feet including 2.2 million square feet held for redevelopment compared to a portfolio consisting of 84 properties, excluding one property held as an investment in an unconsolidated joint venture, with an aggregate of 15.0 million net rentable square feet including 1.8 million square feet held for redevelopment as of March 31, 2010. The increase in our portfolio reflects the acquisition of 12 properties in the twelve months ended March 31, 2011.

Operating Revenues

Operating revenues during the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010	Change
Rental	$196,795	$151,306	$45,489
Tenant reimbursements	51,834	39,059	12,775
Construction management fee	1,817	1,414	403
Other	295	—	295

Total operating revenues	$250,741	$191,779	$58,962

As shown by the same store and new properties table below, the increases in rental revenues and tenant reimbursement revenues for the three month period ended March 31, 2011 compared to the same period in 2010 were primarily due to new leasing at our same store properties and acquisition of properties. We acquired 12 properties during the twelve months ended March 31, 2011.

The following table shows operating revenues for new properties (properties that were acquired after December 31, 2009) and same store properties (all other properties) (in thousands):

	Same Store			New Properties
	Three Months Ended March 31,			Three Months Ended March 31,
	2011	2010	Change	2011	2010	Change
Rental	$153,169	$142,035	$11,134	$43,626	$9,271	$34,355
Tenant reimbursements	38,418	35,839	2,579	13,416	3,220	10,196
Construction management fee	—	—	—	1,817	1,414	403
Other	295	—	295	—	—	—

Total operating revenues	$191,882	$177,874	$14,008	$58,859	$13,905	$44,954

Same store rental revenues increased for the three months ended March 31, 2011 compared to the same period in 2010 primarily as a result of new leases at our properties during the twelve months ended March 31, 2011 due to strong demand for datacenter space, including leases of completed redevelopment space, the largest of which was for space in 43915 Devin Shafron Drive, 365 South Randolphville Road and 1232 Alma Road. Rental revenue included amounts earned from leases with tel(x) and SoftLayer, both related parties, of approximately $11.1 million and $5.1 million for the three months ended March 31, 2011 and 2010, respectively. Same store tenant reimbursement revenues increased for the three months ended March 31, 2011 as compared to the same period in 2010 primarily as a result of new leasing and higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 43915 Devin Shafron Drive, 3 Corporate Place, 120 East Van Buren and 1500 Space Park Drive.

For the three months ended March 31, 2011, 2121 South Price Road, 365 Main Street, 720 2nd Street, 2260 East El Segundo and 128 First Avenue contributed $34.6 million, or approximately 77%, of the new properties increase in total revenues compared to the same period in 2010.

Operating Expenses and Interest Expense

Operating expenses and interest expense during the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010	Change
Rental property operating and maintenance	$71,723	$52,595	$19,128
Property taxes	13,471	12,721	750
Insurance	2,051	1,735	316
Construction management	1,737	647	1,090
Depreciation and amortization	73,918	57,532	16,386
General and administrative	12,405	10,519	1,886
Transactions	681	833	(152)
Other	90	2	88

Total operating expenses	$176,076	$136,584	$39,492

Interest expense	$36,082	$30,902	$5,180

As shown in the same store and new properties table below, total expenses for the three months ended March 31, 2011 increased compared to the same period in 2010 primarily as a result of higher same store utility and maintenance costs as well as increased depreciation and interest expense from additional redevelopment projects placed into service and from recently acquired properties.

The following table shows expenses for new properties (properties that were acquired after December 31, 2009) and same store properties (all other properties) (in thousands):

	Same Store			New Properties
	Three Months Ended March 31,			Three Months Ended March 31,
	2011	2010	Change	2011	2010	Change
Rental property operating and maintenance	$51,523	$48,145	$3,378	$20,200	$4,450	$15,750
Property taxes	10,978	11,464	(486)	2,493	1,257	1,236
Insurance	1,542	1,662	(120)	509	73	436
Construction management	—	—	—	1,737	647	1,090
Depreciation and amortization	58,668	54,349	4,319	15,250	3,183	12,067
General and administrative (1)	12,405	10,519	1,886	—	—	—
Transactions	—	—	—	681	833	(152)
Other	90	2	88	—	—	—

Total operating expenses	$135,206	$126,141	$9,065	$40,870	$10,443	$30,427

Interest expense	$35,913	$30,902	$5,011	$169	$—	$169

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.

Same store rental property operating and maintenance expenses increased in the three months ended March 31, 2011 compared to the same period in 2010 primarily as a result of higher utility rates in several of our properties along with redevelopment projects being placed into service leading to higher utility expense in 2011. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $6.2 million and $4.2 million for the three months ended March 31, 2011 and 2010, respectively.

Same store depreciation and amortization expense increased in the three months ended March 31, 2011 compared to the same period in 2010, principally because of depreciation of redevelopment projects that were placed into service in the final nine months of 2010 and during 2011.

General and administrative expenses for the three months ended March 31, 2011 increased compared to the same period in 2010 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher professional fees and marketing expenses.

Transactions expense decreased in the three months ended March 31, 2011 compared to the same period in 2010, principally because of higher expenses related to the acquisition of the New England Portfolio in 2010.

Same store interest expense increased for the three months ended March 31, 2011 as compared to the same period in 2010 primarily as a result of higher average outstanding debt balances during 2011 compared to 2010 primarily due to the issuance of our 5.875% Notes due 2020, the issuance of our 4.50% Notes due 2015, the issuance of our 5.250% Notes due 2021 and draws on our Prudential shelf facility. During the three months ended March 31, 2011 and 2010, we capitalized interest of approximately $4.7 million and $1.9 million, respectively.

New properties increases were caused by properties acquired during the period from January 1, 2010 to March 31, 2011. For the three months ended March 31, 2011, 365 Main Street, 2121 South Price Road, 720 2nd Street and 2260 East El Segundo contributed $20.5 million, or approximately 68%, of the new properties increase in total operating expenses compared to the same period in 2010.

Liquidity and Capital Resources of the Parent Company

In this “Liquidity and Capital Resources of the Parent Company” section and in the “Liquidity and Capital Resources of the Operating Partnership” section below, the term, our “parent company,” refers to Digital Realty Trust, Inc. on an unconsolidated basis, excluding our operating partnership.

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

On December 31, 2009, our parent company entered into equity distribution agreements, which we refer to as the Original Equity Distribution Agreements, with each of Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, or the Original Agents, under which it could issue and sell shares of its common stock having an aggregate offering price of up to $400,000,000 from time to time through, at its discretion, any of the Original Agents as its sales agents. On January 22, 2010, our parent company amended and restated each Original Equity Distribution Agreement with the applicable Original Agent, and also entered into a new equity distribution agreement with Morgan Stanley & Co. Incorporated, or collectively the Equity Distribution Agreements, under which it may issue and sell shares of its common stock having an aggregate offering price of up to $400,000,000 (including the approximately 1.1 million shares of common stock having an aggregate offering price of approximately $54.3 million sold pursuant to the Original Equity Distribution Agreements as of January 22, 2010), from time to time through, at its discretion, any of the Original Agents or Morgan Stanley & Co. Incorporated as its sales agents. On March 2, 2011, the Equity Distribution Agreements were amended to amend certain representations. The sales of common stock made under the Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. Our parent company has used and intends to use the proceeds from the sale of shares pursuant to the Equity Distribution Agreements to temporarily repay borrowings under our operating partnership’s revolving credit facility, to acquire additional properties, to fund development and redevelopment opportunities and for general corporate purposes, including potentially the repayment or repurchase of outstanding debt. For the three months ended March 31, 2011, our parent company generated net proceeds of approximately $5.6 million from the issuance of approximately 0.1 million common shares under the Equity Distribution Agreements at an average price of $58.44 per share after payment of approximately $0.1 million of commissions to the sales agents. The proceeds from the issuances were contributed to our operating partnership in exchange for the issuance of approximately 0.1 million common units to our parent company. For the three months ended March 31, 2010, our parent company generated net proceeds of approximately $54.8 million from the issuance of approximately 1.1 million common shares under the Equity Distribution Agreements at an average price of $50.56 per share after payment of approximately $0.8 million of commissions to the sales agents. The proceeds from the issuances were contributed to our operating partnership in exchange for the issuance of approximately 1.1 million common units to our parent company.

During the three months ended March 31, 2011, we exchanged approximately $35.9 million aggregate principal amount of our 2026 Debentures for a combination of cash (approximately $47.6 million) and 303,073 restricted shares of Digital Realty Trust, Inc. common stock at the request of holders pursuant to the terms of the indenture governing our 2026 Debentures. There were no exchanges of our 2026 Debentures during the three months ended March 31, 2010.

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

During the three months ended March 31, 2011, our parent company declared the following dividends (in thousands):

Date dividend declared	Dividend payable date	Series C Preferred Stock (1)	Series D Preferred Stock (2)	Common Stock (3)
February 10, 2011	March 31, 2011	$1,832	$4,690	$62,459

		$1,832	$4,690	$62,459

(1)	$1.094 annual rate of dividend per share.
(2)	$1.375 annual rate of dividend per share.
(3)	$2.720 annual rate of dividend per share.

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

Liquidity and Capital Resources of the Operating Partnership

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we,” “our” and “us” refer to our operating partnership together with its consolidated subsidiaries or our operating partnership and our parent company together with their consolidated subsidiaries, as the text requires.

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

As of March 31, 2011, we had $44.4 million of cash and cash equivalents, excluding $59.8 million of restricted cash. Restricted cash primarily consists of interest-bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements, as well as capital expenditures.

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

As of March 31, 2011, our revolving credit facility had a total capacity of $750.0 million. Effective August 31, 2010, we exercised the first of two one-year extension options to our revolving credit facility, which extended its maturity date from August 31, 2010 to August 31, 2011. The bank group is obligated to grant extension options provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility. On June 28, 2010, we completed an amendment to our revolving credit facility. The amendment to the revolving credit facility provides us with the ability to add eligible unencumbered international assets to the borrowing base in support of our outstanding unsecured debt. International assets include properties located in Canada, England, Ireland, Wales, France, Spain, the Netherlands, Singapore and Australia. Under the new amendment, international assets may comprise up to 25% of the borrowing base, with assets in Spain and Singapore limited to up to 10% of the borrowing base. As of March 31, 2011, borrowings under the revolving credit facility bore interest at a blended rate of 1.35% (U.S), 2.01% (Euro) and 1.72% (GBP), which are based on 1-month LIBOR, 1-month EURIBOR and 1-month GBP LIBOR, respectively, plus a margin of 1.10%. The revolving credit facility has a $515.0 million sub-facility for multicurrency advances in British Pounds Sterling, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes. As of March 31, 2011, approximately $209.7 million was drawn under this facility and $29.9 million of letters of credit were issued, leaving approximately $510.0 million available for use.

For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.

On January 22, 2010, our parent company entered into the Equity Distribution Agreements discussed under “Liquidity and Capital Resources of the Parent Company” above. For the three months ended March 31, 2011, our parent company generated net proceeds of approximately $5.6 million from the issuance of approximately 0.1 million common shares under the Equity Distribution Agreements at an average price of $58.44 per share after payment of approximately $0.1 million of commissions to the sales agents. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 0.1 million common units to our parent company. For the three months ended March 31, 2010, our parent company generated net proceeds of approximately $54.8 million from the issuance of approximately 1.1 million common shares under the Equity Distribution Agreements at an average price of $50.56 per share after payment of approximately $0.8 million of commissions to the sales agents. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 1.1 million common units to our parent company.

On March 8, 2011, we closed the issuance of $400.0 million aggregate principal amount of the 2021 Notes. The purchase price paid by the initial purchasers was 99.775% of the principal amount thereof. The notes are our general unsecured senior obligations, rank equally in right of payment with all our other senior unsecured indebtedness and are fully and unconditionally guaranteed by our parent company. Interest on the notes is payable on March 15 and September 15 of each year, beginning on September 15, 2011. The net proceeds from the offering after deducting the original issue discount, underwriting commissions and estimated expenses was approximately $395.5 million. We used the net proceeds from the offering to temporarily repay borrowings under our revolving credit facility, to acquire additional properties, to fund development and redevelopment opportunities and for general working capital purposes, including potentially for the repurchase, redemption or retirement of outstanding debt securities.

During the three months ended March 31, 2011, we exchanged approximately $35.9 million aggregate principal amount of our 2026 Debentures for a combination of cash (approximately $47.6 million) and 303,073 restricted shares of Digital Realty Trust, Inc. common stock at the request of holders pursuant to the terms of the indenture governing our 2026 Debentures. There were no exchanges of our 2026 Debentures during the three months ended March 31, 2010.

Construction

As of March 31, 2011 and December 31, 2010, work in progress, including the proportionate land and property costs related to current construction projects, amounted to $282.9 million, or $362.0 million including construction accruals and certain capitalized costs, and $202.0 million, or $274.8 million including construction accruals and certain capitalized costs, respectively. Separately, our redevelopment program included the proportionate land and building costs related to other targeted projects in the amount of $89.8 million and $184.0 million as of March 31, 2011 and December 31, 2010, respectively. Work in progress related to non-redevelopment projects, primarily tenant and building improvements, amounted to $1.8 million and $2.0 million as of March 31, 2011 and December 31, 2010, respectively.

Future Uses of Cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of March 31, 2011, we had approximately 2.2 million square feet of redevelopment space and we also owned approximately 232,000 net rentable square feet of datacenter space with extensive installed tenant improvements that we may subdivide for Turn-Key Datacenter® use during the next two years rather than lease to large single tenants. Turn-Key Datacenter® space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Datacenter® space, we expect to incur significant tenant improvement costs to build out and redevelop these types of spaces. At March 31, 2011, approximately 346,000 square feet of our space held for redevelopment was under construction for Turn-Key Datacenter®, Powered Base Building® and build-to-suit space in seven U.S. markets and two European markets. At March 31, 2011, we had commitments under construction contracts for approximately $102.2 million. We currently expect to incur approximately $325.0 million to $400.0 million of capital expenditures for our redevelopment program during the nine months ended December 31, 2011, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

We are also subject to the commitments discussed below under “Commitments and Contingencies,” “Off-Balance Sheet Arrangements” and “Distributions” as described below.

Consistent with our growth strategy, we actively pursue opportunities for potential acquisitions, with due diligence and negotiations often at different stages at different times. The dollar value of additional acquisitions for the remainder of the year ending December 31, 2011 will be based on numerous factors, including tenant demand, leasing results, availability of debt or equity capital and acquisition opportunities.

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

We expect to meet our short-and long-term liquidity requirements, including to pay for scheduled debt maturities and to fund property acquisitions and non-recurring capital improvements with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our parent company. We also may fund future short-and long-term liquidity requirements, including property acquisitions and non-recurring capital improvements using our revolving credit facility pending permanent financing. If we are not able to obtain additional financing on terms attractive to us, or at all, including as a result of the circumstances described above under “Factors Which May Influence Future Results of Operations—Global market and economic conditions,” we may be required to reduce our acquisition or capital expenditure plans, which could have a material adverse effect upon our business and results of operations.

Distributions

All distributions on our units are at the discretion of our parent company’s board of directors. During the three months ended March 31, 2011, our operating partnership declared the following distributions (in thousands):

Date distribution declared	Distribution payable date	Series C Preferred Units (1)	Series D Preferred Units (2)	Common Units (3)
February 10, 2011	March 31, 2011	$1,832	$4,690	$66,252

		$1,832	$4,690	$66,252

(1)	$1.094 annual rate of distribution per unit.
(2)	$1.375 annual rate of distribution per unit.
(3)	$2.720 annual rate of distribution per unit.

Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the leases of the 192,000 square feet of space held for redevelopment at this property. This revenue sharing agreement will terminate in May 2012. We made payments of approximately $0.4 million and $10,000 to the seller during the three months ended March 31, 2011 and 2010, respectively. We have recorded approximately $1.9 million and $2.3 million for this contingent liability on our consolidated balance sheet at March 31, 2011 and December 31, 2010, respectively.

As part of the acquisition of Clonshaugh Industrial Estate I, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other liabilities include $1.4 million and $1.3 million for this liability as of March 31, 2011 and December 31, 2010, respectively. There were no payments made to the seller during the three months ended March 31, 2011 and 2010.

As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined. As of March 31, 2011, construction is not complete and there have been no leases executed that would cause an amount to become probable of payment and therefore no amount is accrued as of March 31, 2011. The maximum amount that could be earned by the seller is S$50.0 million (or approximately $39.7 million based on the exchange rate as of March 31, 2011). The earnout contingency expires in November 2020.

As of March 31, 2011, we were a party to interest rate cap and swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt, as of March 31, 2011 (in millions):

Debt Summary:
Fixed rate	$2,561.5
Variable rate debt subject to interest rate swaps and caps	284.2

Total fixed rate debt (including interest rate swaps and caps)	2,845.7
Variable rate—unhedged	209.7

Total	$3,055.4

Percent of Total Debt:
Fixed rate (including swapped debt)	93.1%
Variable rate	6.9%

Total	100.0%

Effective Interest Rate as of March 31, 2011(1) :
Fixed rate (including hedged variable rate debt)	5.61%
Variable rate	1.42%
Effective interest rate	5.32%

(1)	Excludes impact of deferred financing cost amortization.

As of March 31, 2011, we had approximately $3.1 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total enterprise value was approximately 33% (based on the closing price of our parent company’s common stock on March 31, 2011 of $58.14). For this purpose, our total enterprise value is defined as the sum of the market value of our parent company’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our incentive award plan, plus the liquidation value of our parent company’s preferred stock, plus the aggregate value of our operating partnership units not held by our parent company (with the per unit value equal to the market value of one share of our parent company’s common stock and excluding long-term incentive units and Class C Units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various LIBOR, GBP LIBOR and EURIBOR rates ranging from one to twelve months, depending on the respective agreement governing the debt. Assuming maturity of the 2026 Debentures and the 2029 Debentures at their first redemption dates in August 2011 and April 2014, respectively, as of March 31, 2011, our debt had a weighted average term to initial maturity of approximately 5.0 years (approximately 5.2 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of March 31, 2011, we were party to interest rate swap and cap agreements related to $284.2 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

The 2026 Debentures provide for excess exchange value to be paid in cash and/or shares of Digital Realty Trust, Inc. common stock if the stock price exceeds a certain amount. If such debentures were exchanged in full on March 31, 2011, we would owe approximately $52.9 million to the holders of such debentures, payable in cash equal to the principal balance plus $45.0 million, equal to the excess exchange value, payable in cash and/or shares of Digital Realty Trust, Inc. common stock. See note 6 to our condensed consolidated financial statements for a further description of our 2026 Debentures.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

The following table shows cash flows and ending cash and cash equivalent balances for the three months ended March 31, 2011 and 2010, respectively (in thousands):

	Three Months Ended March 31,
	2011	2010	Change
Net cash provided by operating activities	$64,489	$57,200	$7,289
Net cash used in investing activities	(137,557)	(442,755)	305,198
Net cash provided by financing activities	105,717	364,044	(258,327)

Net increase (decrease) in cash and cash equivalents	$32,649	$(21,511)	$54,160

The increase in net cash provided by operating activities was due to increased cash flows from new leasing at our same store properties, completed and leased redevelopment space and our acquisition of new operating properties which was partially offset by increased operating and interest expenses. Net cash used in investing activities decreased for the three months ended March 31, 2011, as we had a decrease in cash paid for acquisitions for the three months ended March 31, 2011 ($0) as compared to in the same period in 2010 ($375.0 million) partially offset by an increase in cash paid for capital expenditures for the three months ended March 31, 2011 ($135.1 million) as compared to the same period in 2010 ($66.9 million).

Cash flows from financing activities for the company consisted of the following amounts (in thousands):

	Three Months Ended March 31,
	2011	2010	Change
Proceeds from borrowings, net of repayments	$(126,296)	$(91,802)	$(34,494)
Net proceeds from issuance of common stock, including exercise of stock options	6,463	56,519	(50,056)
Net proceeds from 2020 Notes	—	486,536	(486,536)
Net proceeds from 2021 Notes	396,500	—	396,500
Principal payments on 2026 Debentures	(35,850)	—	(35,850)
Dividend and distribution payments	(123,984)	(87,248)	(36,736)
Other	(11,116)	39	(11,155)

Net cash provided by financing activities	$105,717	$364,044	$(258,327)

The decrease in net cash provided by financing activities was primarily due to the issuance of our 2021 Notes (net proceeds of $396.5 million) during the three months ended March 31, 2011 as compared to the issuance of our 2020 Notes (net proceeds of $486.5 million) and common stock (net proceeds of $56.5 million) during the three months ended March 31, 2010. The increase in dividend and distribution payments for the three months ended March 31, 2011 as compared to the same period in 2010 was a result of an increase in shares outstanding and dividend amount per share in 2011 as compared to 2010.

Cash flows from financing activities for the operating partnership consisted of the following amounts (in thousands).

	Three Months Ended March 31,
	2011	2010	Change
Proceeds from borrowings, net of repayments	$(126,296)	$(91,802)	$(34,494)
General partner contributions, net	6,463	56,519	(50,056)
Net proceeds from 2020 Notes	—	486,536	(486,536)
Net proceeds from 2021 Notes	396,500	—	396,500
Principal payments on 2026 Debentures	(35,850)	—	(35,850)
Distribution payments	(123,984)	(87,248)	(36,736)
Other	(11,116)	39	(11,155)

Net cash provided by financing activities	$105,717	$364,044	$(258,327)

The decrease in net cash provided by financing activities was primarily due to the issuance of the 2021 Notes (net proceeds of $396.5 million) during the three months ended March 31, 2011 as compared to the issuance of the 2020 Notes (net proceeds of $486.5 million) during the three months ended March 31, 2010. General partner contributions were primarily related to the issuance of our operating partnership’s units to the company in connection with the company’s common stock offerings related to the Equity Distribution Agreements. The increase in distribution payments for the three months ended March 31, 2011 as compared to the same period in 2010 was a result of an increase in units outstanding and distribution amount per unit in 2011 as compared to 2010.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in our operating partnership that are not owned by Digital Realty Trust, Inc., which, as of March 31, 2011, amounted to 5.6% of our operating partnership common units. In conjunction with our formation, GI Partners received common units, in exchange for contributing ownership interests in properties to our operating partnership. Also, our operating partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners who acquired common units in connection with our formation have the right to require our operating partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to registration rights agreements we entered into with GI Partners and the other third party contributors, we filed a shelf registration statement covering the issuance of the shares of our common stock issuable upon redemption of the common units, and the resale of those shares of common stock by the holders. As of March 31, 2007, GI Partners no longer had an ownership interest in our operating partnership.

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

Analysis of Debt between Fixed and Variable Rate.

We use interest rate swap and cap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of March 31, 2011, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$2,561.5	$2,812.4
Variable rate debt subject to interest rate swaps and caps	284.2	285.1

Total fixed rate debt (including interest rate swaps and caps)	2,845.7	3,097.5
Variable rate debt	209.7	209.7

Total outstanding debt	$3,055.4	$3,307.2

Interest rate swaps included in this table and their fair values as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

Notional Amount							Fair Value at Significant Other Observable Inputs (Level 2)
As of March 31, 2011		As of December 31, 2010	Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of March 31, 2011	As of December 31, 2010
$19,875	(1)	$19,515 (1)	Swap	4.944	Jul. 10, 2006	Apr. 10, 2011	$(23)	$(231)
68,640	(1)	66,858 (1)	Swap	2.980	April 6, 2009	Nov. 30, 2013	(1,810)	(2,471)
14,727	(2)	13,978 (2)	Swap	3.981	May 17, 2006	Jul. 18, 2013	(561)	(828)
10,655	(2)	10,113 (2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013	(427)	(621)
9,377	(2)	8,900 (2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013	(378)	(557)
43,652	(2)	41,430 (2)	Swap	3.776	Dec. 5, 2006	Jan. 18, 2012	(761)	(1,129)
37,530	(2)	35,620 (2)	Swap	4.000	Dec. 20, 2006	Jan. 18, 2012	(722)	(1,054)
42,474	(2)	40,152 (2)	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014	(225)	(1,139)
16,778		16,976	Cap	4.000	June 24, 2009	June 25, 2012	1	3
20,500		20,500	Cap	4.000	Aug. 4, 2010	June 15, 2013	25	30

$284,208		$274,042					$(4,881)	$(7,997)

(1)	Translation to U.S. dollars is based on exchange rate of $1.60 to £1.00 as of March 31, 2011 and $1.56 to £1.00 as of December 31, 2010.
(2)	Translation to U.S. dollars is based on exchange rate of $1.42 to €1.00 as of March 31, 2011 and $1.34 to €1.00 as of December 31, 2010.

Sensitivity to Changes in Interest Rates.

The following table shows the effect if assumed changes in interest rates occurred:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps and caps following an assumed 10% increase in interest rates	24	$1.1
Decrease in fair value of interest rate swaps and caps following an assumed 10% decrease in interest rates	(24)	(1.1)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped or capped interest following a 10% increase in interest rates	24	0.5
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped or capped interest following a 10% decrease in interest rates	(24)	(0.5)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(24)	28.6
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	24	(26.6)

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

Foreign Currency Exchange Risk

For the three months ended March 31, 2011 and 2010, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, Singapore and Canada and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British Pound, Euro, Swiss Franc and the Singapore Dollar, except for our Canadian property for which the functional currency is the U.S. dollar. Our primary currency exposures are to the Euro and the British Pound. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended March 31, 2011 and 2010, operating revenues from properties outside the United States contributed $25.7 million and $23.2 million, respectively, which represented 10.2% and 12.1% of our operating revenues, respectively.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the company carried out an evaluation, under the supervision and with participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of the end of the quarter covered by this report. Based on the foregoing, the company’s chief executive officer and chief financial officer each concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the operating partnership carried out an evaluation, under the supervision and with participation of the chief executive officer and chief financial officer of its general partner, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of the end of the quarter covered by this report. Based on the foregoing, the chief executive officer and chief financial officer of the operating partnership’s general partner each concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the operating partnership’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

The risk factors discussed under the heading “Risk Factors” and elsewhere in the company’s and the operating partnership’s Annual Report on Form 10-K for the year ended December  31, 2010, and any amendments thereto, continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

During the three months ended March 31, 2011, Digital Realty Trust, Inc. issued 303,073 restricted shares of its common stock and paid approximately $47.6 million in cash to holders of our operating partnership’s 2026 Debentures in exchange for $35,850,000 in aggregate principal amount of our operating partnership’s 2026 Debentures at the request of holders pursuant to the terms of the indenture governing the 2026 Debentures.

The shares were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The issuance of the shares did not involve a public offering and was made without general solicitation or advertising. Each holder represented that, among other things, it is a “qualified institutional buyer” within the meaning of Rule 144A under the Securities Act of 1933, as amended.

Digital Realty Trust, L.P.

During the three months ended March 31, 2011, Digital Realty Trust, Inc. contributed an aggregate of 303,073 restricted shares of its common stock to our operating partnership, and our operating partnership delivered the shares and approximately $47.6 million in cash in exchange for $35,850,000 in aggregate principal amount of its 2026 Debentures at the request of holders pursuant to the terms of the indenture governing the 2026 Debentures. Digital Realty Trust, Inc. contributed the shares to our operating partnership in exchange for an aggregate of 303,073 common units.

For the issuance of common units to Digital Realty Trust, Inc., our operating partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with over $5 billion in total consolidated assets and as our operating partnership’s majority owner and general partner as the basis for the exemption under Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

1.1	Amendment No. 1 to Amended and Restated Equity Distribution Agreement, dated March 2, 2011, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Citigroup Global Markets Inc.

1.2	Amendment No. 1 to Amended and Restated Equity Distribution Agreement, dated March 2, 2011, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

1.3	Amendment No. 1 to Amended and Restated Equity Distribution Agreement, dated March 2, 2011, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Credit Suisse Securities (USA) LLC.

1.4	Amendment No. 1 to Equity Distribution Agreement, dated March 2, 2011, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Morgan Stanley & Co. Incorporated.

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on February 26, 2010).

3.2	Second Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on March 19, 2009).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 (File No. 000-54023) filed on June 25, 2010).

3.4	Eighth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 13, 2009).

4.1	Indenture, dated as of March 8, 2011, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on March 8, 2011).

4.2	Supplemental Indenture No. 1, dated as of March 8, 2011, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 5.250% Notes due 2021 and the guarantee (incorporated by reference to Exhibit 4.2 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on March 8, 2011).

10.1†	Employment Agreement, dated July 30, 2004, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and David J. Caron.

10.2†	First Amendment to Employment Agreement, dated December 4, 2008, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and David J. Caron.

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

Exhibit Number	Description

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101**	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010; (ii) Condensed Consolidated Income Statements for the three months ended March 31, 2011 and 2010; (iii) Condensed Consolidated Statement of Equity/Statement of Capital for the three months ended March 31, 2011; (iv) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2011 and 2010; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (vi) Notes to Condensed Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

May 9, 2011	/S/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer (principal executive officer)

May 9, 2011	/S/ A. WILLIAM STEIN
A. William Stein Chief Financial Officer and Chief Investment Officer (principal financial officer)

May 9, 2011	/S/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

	By:	Digital Realty Trust, Inc. Its general partner

By:

May 9, 2011	/S/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer (principal executive officer)

May 9, 2011	/S/ A. WILLIAM STEIN
A. William Stein Chief Financial Officer and Chief Investment Officer (principal financial officer)

May 9, 2011	/S/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)

Exhibit Index

Exhibit Number	Description
1.1	Amendment No. 1 to Amended and Restated Equity Distribution Agreement, dated March 2, 2011, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Citigroup Global Markets Inc.

1.2	Amendment No. 1 to Amended and Restated Equity Distribution Agreement, dated March 2, 2011, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

1.3	Amendment No. 1 to Amended and Restated Equity Distribution Agreement, dated March 2, 2011, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Credit Suisse Securities (USA) LLC.

1.4	Amendment No. 1 to Equity Distribution Agreement, dated March 2, 2011, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Morgan Stanley & Co. Incorporated.

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on February 26, 2010).

3.2	Second Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on March 19, 2009).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 (File No. 000-54023) filed on June 25, 2010).

3.4	Eighth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 13, 2009).

4.1	Indenture, dated as of March 8, 2011, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on March 8, 2011).

4.2	Supplemental Indenture No. 1, dated as of March 8, 2011, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 5.250% Notes due 2021 and the guarantee (incorporated by reference to Exhibit 4.2 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on March 8, 2011).

10.1†	Employment Agreement, dated July 30, 2004, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and David J. Caron.

10.2†	First Amendment to Employment Agreement, dated December 4, 2008, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and David J. Caron.

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

Exhibit Number	Description

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101**

The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010; (ii) Condensed Consolidated Income Statements for the three months ended March 31, 2011 and 2010; (iii) Condensed Consolidated Statement of Equity/Statement of Capital for the three months ended March 31, 2011; (iv) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2011 and 2010; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (vi) Notes to Condensed Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.