Form 10-Q
period 2011-06-30
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2011-08-05
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Digital Realty Trust, Inc.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Digital Realty Trust, L.P.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at August 1, 2011
Common Stock, $.01 par value per share	99,376,058

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2011 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of June 30, 2011, Digital Realty Trust, Inc. owned an approximate 95.1% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 4.9% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of Digital Realty Trust, Inc. As of June 30, 2011, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

There are a few differences between our company and our operating partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between our company and our operating partnership in the context of how Digital Realty Trust, Inc. and Digital Realty Trust, L.P. operate as an interrelated consolidated company. Digital Realty Trust, Inc. is a REIT, whose only material asset is its ownership of partnership interests of Digital Realty Trust, L.P. As a result, Digital Realty Trust, Inc. does not conduct business itself, other than acting as the sole general partner of Digital Realty Trust, L.P., issuing public equity from time to time and guaranteeing certain unsecured debt of Digital Realty Trust, L.P. Digital Realty Trust, Inc. itself does not issue any indebtedness but guarantees some of the unsecured debt of Digital Realty Trust, L.P., as disclosed in this report. Digital Realty Trust, L.P. holds substantially all the assets of the company and holds the ownership interests in the company’s joint ventures. Digital Realty Trust, L.P. conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Digital Realty Trust, Inc., which are generally contributed to Digital Realty Trust, L.P. in exchange for partnership units, Digital Realty Trust, L.P. generates the capital required by the company’s business through Digital Realty Trust, L.P.’s operations, by Digital Realty Trust, L.P.’s direct or indirect incurrence of indebtedness or through the issuance of partnership units.

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

To help investors understand the significant differences between the company and the operating partnership, this report presents the following separate sections for each of the company and the operating partnership:

•	condensed consolidated financial statements;

•	the following notes to the condensed consolidated financial statements:

•	Debt of the Company and Debt of the Operating Partnership;

•	Income per Share and Income per Unit; and

•	Equity and Accumulated Other Comprehensive Loss, Net of the Company and Capital and Comprehensive Income of the Operating Partnership.

•	Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Unregistered Sales of Equity Securities and Use of Proceeds.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$498,522	$478,629
Acquired ground leases	6,796	6,374
Buildings and improvements	4,820,275	4,459,047
Tenant improvements	290,643	283,492

Total investments in properties	5,616,236	5,227,542
Accumulated depreciation and amortization	(781,871)	(660,700)

Net investments in properties	4,834,365	4,566,842
Investment in unconsolidated joint ventures	18,145	17,635

Net investments in real estate	4,852,510	4,584,477
Cash and cash equivalents	27,900	11,719
Accounts and other receivables, net of allowance for doubtful accounts of $1,955 and $3,250 as of June 30, 2011 and December 31, 2010, respectively	83,672	70,337
Deferred rent	218,318	190,067
Acquired above market leases, net	34,506	40,539
Acquired in place lease value and deferred leasing costs, net	322,793	334,366
Deferred financing costs, net	21,821	22,825
Restricted cash	56,928	60,062
Other assets	39,957	15,091

Total assets	$5,658,405	$5,329,483

LIABILITIES AND EQUITY
Revolving credit facility	$341,417	$333,534
Unsecured senior notes, net of discount	1,465,587	1,066,030
Exchangeable senior debentures, net of discount	314,588	353,702
Mortgage loans, net of premiums	935,485	1,043,188
Other secured loan	10,500	10,500
Accounts payable and other accrued liabilities	284,284	237,631
Accrued dividends and distributions	—	51,210
Acquired below market leases, net	84,518	93,250
Security deposits and prepaid rents	88,212	85,775

Total liabilities	3,524,591	3,274,820

Commitments and contingencies

Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value, 30,000,000 authorized:
Series C Cumulative Convertible Preferred Stock, 4.375%, $131,775 and $174,999 liquidation preference, respectively ($25.00 per share), 5,270,980 and 6,999,955 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	127,312	169,067
Series D Cumulative Convertible Preferred Stock, 5.500%, $237,940 and $344,683 liquidation preference, respectively ($25.00 per share), 9,517,580 and 13,787,300 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	230,074	333,274
Common Stock: $0.01 par value, 145,000,000 authorized, 98,754,727 and 91,159,221 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	984	909
Additional paid-in capital	2,143,619	1,849,497
Dividends in excess of earnings	(414,668)	(348,148)
Accumulated other comprehensive loss, net	(16,169)	(42,081)

Total stockholders’ equity	2,071,152	1,962,518

Noncontrolling Interests:
Noncontrolling interests in operating partnership	49,630	52,436
Noncontrolling interests in consolidated joint ventures	13,032	39,709

Total noncontrolling interests	62,662	92,145

Total equity	2,133,814	2,054,663

Total liabilities and equity	$5,658,405	$5,329,483

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Revenues:
Rental	$202,806	$156,831	$399,601	$308,138
Tenant reimbursements	51,311	39,597	103,145	78,655
Construction management	13,759	1,036	15,576	2,450
Other	5	—	300	—

Total operating revenues	267,881	197,464	518,622	389,243

Operating Expenses:
Rental property operating and maintenance	72,337	53,935	144,060	106,530
Property taxes	13,962	12,748	27,433	25,469
Insurance	1,998	1,846	4,049	3,581
Construction management	11,199	471	12,936	1,118
Depreciation and amortization	76,848	59,860	150,766	117,392
General and administrative	14,077	12,574	26,482	23,093
Transactions	740	1,715	1,421	2,548
Other	—	165	90	167

Total operating expenses	191,161	143,314	367,237	279,898

Operating income	76,720	54,150	151,385	109,345

Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	1,058	955	2,266	2,933
Interest and other income	380	34	644	65
Interest expense	(39,334)	(33,162)	(75,416)	(64,064)
Tax expense	(233)	(534)	(661)	(1,250)
Loss from early extinguishment of debt	(363)	(1,541)	(978)	(1,541)

Net income	38,228	19,902	77,240	45,488

Net income attributable to noncontrolling interests	(1,525)	(710)	(3,035)	(1,451)

Net income attributable to Digital Realty Trust, Inc.	36,703	19,192	74,205	44,037

Preferred stock dividends	(4,713)	(10,101)	(11,235)	(20,202)

Net income available to common stockholders	$31,990	$9,091	$62,970	$23,835

Net income per share available to common stockholders:
Basic	$0.33	$0.11	$0.67	$0.30
Diluted	$0.33	$0.11	$0.66	$0.29

Weighted average common shares outstanding:
Basic	96,295,585	80,542,329	93,875,415	79,164,167
Diluted	97,511,811	83,021,817	95,012,965	81,450,636

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2010	$502,341	91,159,221	$909	$1,849,497	$(348,148)	$(42,081)	$1,962,518	$52,436	$39,709	$92,145	$2,054,663
Conversion of units to common stock	—	558,970	6	6,428	—	—	6,434	(6,434)	—	(6,434)	—
Issuance of restricted stock, net of forfeitures	—	79,848	—	—	—	—	—	—	—	—	—
Net proceeds from sale of common stock	—	2,967,545	29	176,237	—	—	176,266	—	—	—	176,266
Exercise of stock options	—	80,303	1	3,052	—	—	3,053	—	—	—	3,053
Issuance of common stock in exchange for debentures	—	372,068	4	(11,445)	—	—	(11,441)	—	—	—	(11,441)
Conversion of preferred stock	(144,955)	3,536,772	35	144,920	—	—	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	8,031	—	—	8,031	—	—	—	8,031
Reclassification of vested share based awards	—	—	—	(6,381)	—	—	(6,381)	6,381	—	6,381	—
Dividends declared on preferred stock	—	—	—	—	(11,235)	—	(11,235)	—	—	—	(11,235)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(129,490)	—	(129,490)	(7,339)	—	(7,339)	(136,829)
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	—	42	42	42
Purchase of noncontrolling interests of a consolidated joint venture	—	—	—	(26,720)	—	—	(26,720)	—	(26,520)	(26,520)	(53,240)
Net income	—	—	—	—	74,205	—	74,205	3,234	(199)	3,035	77,240
Other comprehensive income - foreign currency translation adjustments	—	—	—	—	—	23,800	23,800	1,237	—	1,237	25,037
Other comprehensive income - fair value of interest rate swaps	—	—	—	—	—	(907)	(907)	(40)	—	(40)	(947)
Other comprehensive income - reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	3,019	3,019	155	—	155	3,174

Balance as of June 30, 2011	$357,386	98,754,727	$984	$2,143,619	$(414,668)	$(16,169)	$2,071,152	$49,630	$13,032	$62,662	$2,133,814

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net income	$38,228	$19,902	$77,240	$45,488

Other comprehensive income (loss):
Foreign currency translation adjustments	8,631	(19,232)	25,037	(37,519)
Decrease in fair value of interest rate swaps	(2,453)	(1,820)	(947)	(6,096)
Reclassification to interest expense from interest rate swaps	1,589	1,741	3,174	3,400

Comprehensive income	45,995	591	104,504	5,273

Comprehensive (income) loss attributable to noncontrolling interests	(1,891)	411	(4,387)	964

Comprehensive income attributable to Digital Realty Trust, Inc.	$44,104	$1,002	$100,117	$6,237

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:

Net income	$77,240	$45,488
Adjustments to reconcile net income to net cash provided by operating activities

Loss on early extinguishment of debt-non cash portion	567	1,193
Equity in earnings of unconsolidated joint venture	(2,266)	(2,933)
Distributions from unconsolidated joint venture	2,000	2,000
Write-off of net assets due to early lease terminations	81	167
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	118,520	93,940
Amortization of share-based unearned compensation	6,702	6,601
(Recovery of) allowance for doubtful accounts	(1,295)	296
Amortization of deferred financing costs	4,961	5,335
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	85	—
Amortization of debt discount/premium	1,498	2,256
Amortization of acquired in place lease value and deferred leasing costs	32,246	23,453
Amortization of acquired above market leases and acquired below market leases, net	(3,674)	(4,704)
Changes in assets and liabilities:
Restricted cash	2,654	2,043
Accounts and other receivables	(7,224)	(9,017)
Deferred rent	(27,053)	(21,682)
Deferred leasing costs	(7,770)	(5,122)
Other assets	(12,915)	(6,561)
Accounts payable and other accrued liabilities	4,154	14,020
Security deposits and prepaid rents	1,212	(3,701)

Net cash provided by operating activities	189,723	143,072

Cash flows from investing activities:

Acquisitions of real estate	(17,523)	(405,983)
Investment in unconsolidated joint venture	(244)	—
Deposits paid for acquisitions of real estate	(2,224)	(25,000)
Receipt of value added tax refund	5,623	1,818
Refundable value added tax paid	(7,674)	(2,077)
Change in restricted cash	118	(1,626)
Improvements to and advances for investments in real estate	(307,890)	(153,701)
Improvement advances to tenants	(2,935)	(911)
Collection of advances from tenants for improvements	1,728	994

Net cash used in investing activities	(331,021)	(586,486)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from financing activities:

Borrowings on revolving credit facility	$537,431	$291,404
Repayments on revolving credit facility	(527,500)	(485,547)
Borrowings on unsecured senior notes	—	117,000
Borrowings on 5.875% unsecured senior notes due 2020	—	491,480
Borrowings on 5.250% unsecured senior notes due 2021	399,100	—
Principal payments on mortgage loans	(123,645)	(6,705)
Principal repayments on 2026 exchangeable senior debentures	(40,457)	(250)
Equity component settled associated with exchange of 2026 exchangeable senior debentures	(11,783)	—
Change in restricted cash	1,311	514
Payment of loan fees and costs	(3,825)	(5,544)
Capital contributions received from noncontrolling interests in joint venture	42	4,833
Gross proceeds from the sale of common stock	179,583	461,868
Common stock offering costs paid	(3,317)	(17,183)
Proceeds from exercise of stock options	3,053	3,638
Payment of dividends to preferred stockholders	(11,235)	(20,202)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(188,039)	(121,589)
Purchase of noncontrolling interests in consolidated joint venture	(53,240)	—

Net cash provided by financing activities	157,479	713,717

Net increase in cash and cash equivalents	16,181	270,303

Cash and cash equivalents at beginning of period	11,719	72,320

Cash and cash equivalents at end of period	$27,900	$342,623

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$72,557	$49,293
Cash paid for taxes	1,080	695

Supplementary disclosure of noncash investing and financing activities:

Change in net assets related to foreign currency translation adjustments	$25,037	$(37,519)
Decrease in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(947)	(6,096)
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	6,434	7,179
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	126,039	80,439
Accrual of contingent purchase price for investments in real estate	—	7,440
Issuance of common stock in exchange of 2026 exchangeable senior debentures, net	230	36,989

Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	17,523	377,419
Acquired above market leases	—	9,714
Acquired below market leases	—	(26,450)
Acquired in place lease value and deferred leasing costs	—	45,300

Cash paid for acquisition of real estate	$17,523	$405,983

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$498,522	$478,629
Acquired ground leases	6,796	6,374
Buildings and improvements	4,820,275	4,459,047
Tenant improvements	290,643	283,492

Total investments in properties	5,616,236	5,227,542
Accumulated depreciation and amortization	(781,871)	(660,700)

Net investments in properties	4,834,365	4,566,842
Investment in unconsolidated joint ventures	18,145	17,635

Net investments in real estate	4,852,510	4,584,477
Cash and cash equivalents	27,900	11,719
Accounts and other receivables, net of allowance for doubtful accounts of $1,955 and $3,250 as of June 30, 2011 and December 31, 2010, respectively	83,672	70,337
Deferred rent	218,318	190,067
Acquired above market leases, net	34,506	40,539
Acquired in place lease value and deferred leasing costs, net	322,793	334,366
Deferred financing costs, net	21,821	22,825
Restricted cash	56,928	60,062
Other assets	39,957	15,091

Total assets	$5,658,405	$5,329,483

LIABILITIES AND CAPITAL
Revolving credit facility	$341,417	$333,534
Unsecured senior notes, net of discount	1,465,587	1,066,030
Exchangeable senior debentures, net of discount	314,588	353,702
Mortgage loans, net of premiums	935,485	1,043,188
Other secured loan	10,500	10,500
Accounts payable and other accrued liabilities	284,284	237,631
Accrued dividends and distributions	—	51,210
Acquired below market leases, net	84,518	93,250
Security deposits and prepaid rents	88,212	85,775

Total liabilities	3,524,591	3,274,820
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
5,270,980 and 6,999,955 Series C Cumulative Convertible preferred units issued and outstanding, respectively, 9,517,580 and 13,787,300 Series D Cumulative Convertible preferred units issued and outstanding, respectively as of June 30, 2011 and December 31, 2010, all with a $25.00 liquidation preference per preferred unit (liquidation preference of $369,715 and $519,681, respectively)	357,386	502,341
98,754,727 and 91,159,221 common units issued and outstanding, respectively	1,729,935	1,502,258
Limited partners, 3,430,814 and 3,937,827 common units, 1,092,184 and 982,618 profits interest units and 511,848 and 543,004 class C units outstanding as of June 30, 2011 and December 31, 2010, respectively	52,057	56,215
Accumulated other comprehensive loss	(18,596)	(45,860)

Total partners’ capital	2,120,782	2,014,954
Noncontrolling interests in consolidated joint ventures	13,032	39,709

Total capital	2,133,814	2,054,663

Total liabilities and capital	$5,658,405	$5,329,483

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Revenues:
Rental	$202,806	$156,831	$399,601	$308,138
Tenant reimbursements	51,311	39,597	103,145	78,655
Construction management	13,759	1,036	15,576	2,450
Other	5	—	300	—

Total operating revenues	267,881	197,464	518,622	389,243

Operating Expenses:
Rental property operating and maintenance	72,337	53,935	144,060	106,530
Property taxes	13,962	12,748	27,433	25,469
Insurance	1,998	1,846	4,049	3,581
Construction management	11,199	471	12,936	1,118
Depreciation and amortization	76,848	59,860	150,766	117,392
General and administrative	14,077	12,574	26,482	23,093
Transactions	740	1,715	1,421	2,548
Other	—	165	90	167

Total operating expenses	191,161	143,314	367,237	279,898

Operating income	76,720	54,150	151,385	109,345

Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	1,058	955	2,266	2,933
Interest and other income	380	34	644	65
Interest expense	(39,334)	(33,162)	(75,416)	(64,064)
Tax expense	(233)	(534)	(661)	(1,250)
Loss from early extinguishment of debt	(363)	(1,541)	(978)	(1,541)

Net income	38,228	19,902	77,240	45,488
Net loss (income) attributable to noncontrolling interests in consolidated joint ventures	57	(150)	199	82

Net income attributable to Digital Realty Trust, L.P.	38,285	19,752	77,439	45,570

Preferred units distributions	(4,713)	(10,101)	(11,235)	(20,202)

Net income available to common unitholders	$33,572	$9,651	$66,204	$25,368

Net income per unit available to common unitholders:
Basic	$0.33	$0.11	$0.67	$0.30
Diluted	$0.33	$0.11	$0.66	$0.29

Weighted average common units outstanding:
Basic	101,056,387	86,149,647	98,698,968	84,699,431
Diluted	102,272,613	88,629,135	99,836,518	86,985,900

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2010	20,787,255	$502,341	91,159,221	$1,502,258	5,463,449	$56,215	$(45,860)	$39,709	$2,054,663

Conversion of limited partner common units to general partner common units	—	—	558,970	6,434	(558,970)	(6,434)	—	—	—
Issuance of restricted common units, net of forfeitures	—	—	79,848	—	—	—	—	—	—
Net proceeds from issuance of common units	—	—	2,967,545	176,266	—	—	—	—	176,266
Issuance of common units in connection with the exercise of stock options	—	—	80,303	3,053	—	—	—	—	3,053
Issuance of common units, net of forfeitures	—	—	—	—	130,367	—	—	—	—
Issuance of common units in exchange for debentures	—	—	372,068	(11,441)	—	—	—	—	(11,441)
Conversion of preferred units	(5,998,695)	(144,955)	3,536,772	144,955	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	8,031	—	—	—	—	8,031
Reclassification of vested share based awards	—	—	—	(6,381)	—	6,381	—	—	—
Distributions	—	(11,235)	—	(129,490)	—	(7,339)	—	—	(148,064)
Purchase of noncontrolling interests of a consolidated joint venture	—	—	—	(26,720)	—	—	—	(26,520)	(53,240)
Contributions from noncontrolling interest in consolidated joint ventures	—	—	—	—	—	—	—	42	42
Net income	—	11,235	—	62,970	—	3,234	—	(199)	77,240
Other comprehensive income - foreign currency translation adjustments	—	—	—	—	—	—	25,037	—	25,037
Other comprehensive income - fair value of interest rate swaps	—	—	—	—	—	—	(947)	—	(947)
Other comprehensive income - reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	3,174	—	3,174

Balance as of June 30, 2011	14,788,560	$357,386	98,754,727	$1,729,935	5,034,846	$52,057	$(18,596)	$13,032	$2,133,814

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands, except unit data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$38,228	$19,902	$77,240	$45,488

Other comprehensive income (loss):
Foreign currency translation adjustments	8,631	(19,232)	25,037	(37,519)
Decrease in fair value of interest rate swaps	(2,453)	(1,820)	(947)	(6,096)
Reclassification to interest expense from interest rate swaps	1,589	1,741	3,174	3,400

Comprehensive income	$45,995	$591	$104,504	$5,273

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:

Net income	$77,240	$45,488
Adjustments to reconcile net income to net cash provided by operating activities

Loss on early extinguishment of debt-non cash portion	567	1,193
Equity in earnings of unconsolidated joint venture	(2,266)	(2,933)
Distributions from unconsolidated joint venture	2,000	2,000
Write-off of net assets due to early lease terminations	81	167
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	118,520	93,940
Amortization of share-based unearned compensation	6,702	6,601
(Recovery of) allowance for doubtful accounts	(1,295)	296
Amortization of deferred financing costs	4,961	5,335
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	85	—
Amortization of debt discount/premium	1,498	2,256
Amortization of acquired in place lease value and deferred leasing costs	32,246	23,453
Amortization of acquired above market leases and acquired below market leases, net	(3,674)	(4,704)
Changes in assets and liabilities:
Restricted cash	2,654	2,043
Accounts and other receivables	(7,224)	(9,017)
Deferred rent	(27,053)	(21,682)
Deferred leasing costs	(7,770)	(5,122)
Other assets	(12,915)	(6,561)
Accounts payable and other accrued liabilities	4,154	14,020
Security deposits and prepaid rents	1,212	(3,701)

Net cash provided by operating activities	189,723	143,072

Cash flows from investing activities:

Acquisitions of real estate	(17,523)	(405,983)
Investment in unconsolidated joint venture	(244)	—
Deposits paid for acquisitions of real estate	(2,224)	(25,000)
Receipt of value added tax refund	5,623	1,818
Refundable value added tax paid	(7,674)	(2,077)
Change in restricted cash	118	(1,626)
Improvements to and advances for investments in real estate	(307,890)	(153,701)
Improvement advances to tenants	(2,935)	(911)
Collection of advances from tenants for improvements	1,728	994

Net cash used in investing activities	(331,021)	(586,486)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from financing activities:

Borrowings on revolving credit facility	$537,431	$291,404
Repayments on revolving credit facility	(527,500)	(485,547)
Borrowings on unsecured senior notes	—	117,000
Borrowings on 5.875% unsecured senior notes due 2020	—	491,480
Borrowings on 5.250% unsecured senior notes due 2021	399,100	—
Principal payments on mortgage loans	(123,645)	(6,705)
Principal repayments on 2026 exchanagable senior debentures	(40,457)	(250)
Capital component settled associated with exchange of 2026 exchangeable senior debentures	(11,783)	—
Change in restricted cash	1,311	514
Payment of loan fees and costs	(3,825)	(5,544)
Capital contributions received from noncontrolling interests in joint venture	42	4,833
General partner contributions	179,319	448,323
Payment of distributions to preferred unitholders	(11,235)	(20,202)
Payment of distributions to common unitholders	(188,039)	(121,589)
Purchase of noncontrolling interests in consolidated joint venture	(53,240)	—

Net cash provided by financing activities	157,479	713,717

Net increase in cash and cash equivalents	16,181	270,303

Cash and cash equivalents at beginning of period	11,719	72,320

Cash and cash equivalents at end of period	$27,900	$342,623

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$72,557	$49,293
Cash paid for taxes	1,080	695
Supplementary disclosure of noncash investing and financing activities:

Change in net assets related to foreign currency translation adjustments	$25,037	$(37,519)
Decrease in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(947)	(6,096)
Noncontrolling interest contribution to consolidated joint venture	6,434	7,179
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	126,039	80,439
Accrual of contingent purchase price for investments in real estate	—	7,440
Issuance of common stock in exchange of 2026 exchangeable senior debentures, net	230	36,989

Allocation of purchase price of real estate/investment in partnership to:

Investments in real estate	17,523	377,419
Acquired above market leases	—	9,714
Acquired below market leases	—	(26,450)
Acquired in place lease value and deferred leasing costs	—	45,300

Cash paid for acquisition of real estate	$17,523	$405,983

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is engaged in the business of owning, acquiring, developing, redeveloping and managing technology-related real estate. The Company is focused on providing Turn-Key Datacenter® and Powered Base Building® datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from information technology and Internet enterprises, to manufacturing and financial services. As of June 30, 2011, our portfolio consisted of 96 properties, excluding two properties held as investments in unconsolidated joint ventures, of which 81 are located throughout North America, 14 are located in Europe and one is located in Asia. Our properties are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S., the Amsterdam, Dublin, London and Paris markets in Europe and Singapore in Asia. The portfolio consists of Internet gateway and corporate datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

The Operating Partnership was formed on July 21, 2004 in anticipation of our initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of June 30, 2011, we own a 95.1% common interest and a 100% preferred interest in the Operating Partnership. As sole general partner, we have control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace us as the general partner nor do they have participating rights, although they do have certain protective rights.

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

June 30, 2011 and 2010

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

To help investors understand the significant differences between the Company and the Operating Partnership, these condensed consolidated financial statements present the following separate sections for each of the Company and the Operating Partnership:

•	condensed consolidated face financial statements; and

•	the following notes to the condensed consolidated financial statements:

•	Debt of the Company and Debt of the Operating Partnership;

•	Income per Share and Income per Unit; and

•	Equity and Accumulated Other Comprehensive Loss, Net of the Company and Capital and Comprehensive Income of the Operating Partnership.

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

(b) Cash Equivalents

For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of June 30, 2011, cash equivalents consist of investments in money market instruments.

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

June 30, 2011 and 2010

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

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of June 30, 2011 and December 31, 2010, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated statements of operations. For the three and six months ended June 30, 2011 and 2010, we had no such interest or penalties. The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions with which the Parent Company and its subsidiaries file tax returns.

See Note 9 for further discussion on income taxes.

(e) Presentation of Transactional-based Taxes

We account for transactional-based taxes, such as value added tax, or VAT, for our international properties on a net basis.

(f) Asset Retirement Obligations

We record accruals for estimated retirement obligations as required by current accounting guidance. The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. As of June 30, 2011 and December 31, 2010, the amount included in accounts payable and other accrued liabilities on our condensed consolidated balance sheets was approximately $1.3 million.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011 and 2010

(unaudited)

(h) Construction Management Revenue

Construction management revenue is recognized under the percentage-of-completion method of accounting. Revenues are determined by measuring the percentage of total costs incurred to date to estimated total costs for each construction management contract based on current estimates of costs to complete. Contract costs include all labor and benefits, materials, subcontracts, and an allocation of indirect costs related to contract performance. Indirect costs are allocated to projects based upon labor hours charged. As long-term design-build projects extend over one or more years, revisions in cost and estimated earnings during the course of the work are reflected in the accounting period in which the facts which require the revision become known. At the time a loss on a design-build project becomes known, the entire amount of the estimated ultimate loss is recognized in the condensed consolidated financial statements. Change orders are recognized when they are approved by the client.

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

(j) Capitalization of Costs

Direct and indirect project costs that are clearly associated with the development and redevelopment of properties are capitalized as incurred. Project costs include all costs directly associated with the development or redevelopment of a property, including construction costs, interest, property taxes, insurance, legal fees and costs of personnel working on the project. Indirect costs that do not clearly relate to the projects under development/redevelopment are not capitalized and are charged to expense as incurred.

Capitalization of costs begins when the activities necessary to get the development/redevelopment project ready for its intended use begins, which include costs incurred before the beginning of construction. Capitalization of costs ceases when the development/redevelopment project is substantially complete and ready for its intended use. Determining when a development/redevelopment project commences, and when it is substantially complete and ready for its intended use involves a degree of judgment. We generally consider a development/redevelopment project to be substantially complete and ready for its intended use upon recommissioning, which is when the redeveloped/developed project has been tested at full load, or receipt of a certificate of occupancy. We cease cost capitalization if activities necessary for the development/redevelopment of the property have been suspended. Capitalized costs are allocated to the specific components of a project that are benefited.

(k) Management’s Estimates

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

June 30, 2011 and 2010

(unaudited)

(l) Segment Information

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

(m) Reclassifications

Certain reclassifications to prior year amounts have been made to conform to the current year presentation. During the three and six months ended June 30, 2010, $1.0 million and $2.5 million was reclassified from rental revenue to construction management revenue, respectively, and $0.5 million and $1.1 million was reclassified from rental property operating and maintenance expense to construction management expense, respectively.

3. Acquisitions

We acquired the following real estate property during the six months ended June 30, 2011:

Location	Metropolitan Area	Date Acquired	Amount (in millions)
Loudoun Parkway North (1)	Northern Virginia	April 15, 2011	$17.3

(1)	Represents vacant land which is not included in our operating property count.

4. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (acquired in place lease value and acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of June 30, 2011 and December 31, 2010.

	Balance as of
(Amounts in thousands)	June 30, 2011	December 31, 2010
Acquired in place lease value:
Gross amount	$518,357	$515,958
Accumulated amortization	(290,853)	(261,978)

Net	$227,504	$253,980

Acquired above-market lease value:
Gross amount	$88,126	$87,622
Accumulated amortization	(53,620)	(47,083)

Net	$34,506	$40,539

Acquired below-market lease value:
Gross amount	$191,940	$189,990
Accumulated amortization	(107,422)	(96,740)

Net	$84,518	$93,250

Amortization of acquired below-market lease value, net of acquired above-market lease value, resulted in an increase to rental revenues of $1.9 million and $2.4 million for the three months ended June 30, 2011 and 2010, respectively, and $3.7 million and $4.7 million for the six months ended June 30, 2011 and 2010, respectively. The expected average

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011 and 2010

(unaudited)

remaining lives for acquired below-market leases and acquired above-market leases is 4.8 years and 3.6 years, respectively, as of June 30, 2011. Estimated annual amortization of acquired below-market lease value, net of acquired above-market lease value, for each of the five succeeding years, commencing January 1, 2012 is as follows:

(Amounts in thousands)
2012	$6,546
2013	7,115
2014	5,754
2015	5,088
2016	4,208

Costs associated with extending or renewing acquired leases are capitalized as exercised and classified as deferred leasing cost. Amortization of acquired in place lease value (a component of depreciation and amortization expense) was $13.5 million and $10.2 million for the three months ended June 30, 2011 and 2010, respectively, and $27.8 million and $20.1 million for the six months ended June 30, 2011 and 2010, respectively. The expected average amortization period for acquired in place lease value is 4.5 years as of June 30, 2011. The weighted average period prior to the next renewal or extension related to remaining contractual life for acquired leases is 3.9 years as of June 30, 2011. Estimated annual amortization of acquired in place lease value for each of the five succeeding years, commencing January 1, 2012 is as follows:

(Amounts in thousands)
2012	$42,321
2013	37,960
2014	33,062
2015	24,816
2016	16,371

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011 and 2010

(unaudited)

5. Debt of the Company

In this Note 5, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.

The Company itself does not have any indebtedness. All debt is held directly or indirectly by the Operating Partnership.

Guarantee of Debt

The Company has guaranteed some of the Operating Partnership’s debt. The Company guarantees the Operating Partnership’s obligations with respect to the 2026 Debentures, the 2029 Debentures, the 2015 Notes, the 2020 Notes, the 2021 Notes (each, as defined in Note 6) and its unsecured senior notes sold to Prudential (as defined in Note 6) pursuant to the Prudential shelf facility. The Company is also the guarantor of the Operating Partnership’s obligations under its revolving credit facility.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011 and 2010

(unaudited)

6. Debt of the Operating Partnership

A summary of outstanding indebtedness of the Operating Partnership as of June 30, 2011 and December 31, 2010, respectively, is as follows (in thousands):

Indebtedness	Interest Rate at June 30, 2011	Maturity Date	Principal Outstanding June 30, 2011	Principal Outstanding December 31, 2010

Revolving credit facility	Various (1)	Aug. 31, 2011 (2)	$341,417 (3)	$333,534 (3)

Unsecured senior notes:
Prudential Shelf Facility:
Series A	7.000%	Jul. 24, 2011	25,000	25,000
Series B	9.320%	Nov. 5, 2013	33,000	33,000
Series C	9.680%	Jan. 6, 2016	25,000	25,000
Series D	4.570%	Jan. 20, 2015	50,000	50,000
Series E	5.730%	Jan. 20, 2017	50,000	50,000
Series F	4.500%	Feb. 3, 2015	17,000	17,000

Total Prudential Shelf Facility			200,000	200,000
Senior Notes:
4.50% notes due 2015	4.500%	Jul. 15, 2015	375,000	375,000
5.875% notes due 2020	5.875%	Feb. 1, 2020	500,000	500,000
5.25% notes due 2021	5.250%	Mar. 15, 2021	400,000	—
Unamortized discounts			(9,413)	(8,970)

Total senior notes, net of discount			1,265,587	866,030

Total unsecured senior notes, net of discount			1,465,587	1,066,030

Exchangeable senior debentures:
4.125% exchangeable senior debentures due 2026	4.125%	Aug. 15, 2026 (4)	48,301	88,758
5.50% exchangeable senior debentures due 2029	5.50%	Apr. 15, 2029 (5)	266,400	266,400
Unamortized discount			(113)	(1,456)

Total exchangeable senior debentures, net of discount			314,588	353,702

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011 and 2010

(unaudited)

Indebtedness	Interest Rate at June 30, 2011	Maturity Date	Principal Outstanding June 30, 2011		Principal Outstanding December 31, 2010

Mortgage loans:
Secured Term Debt (6)(7)	5.65%	Nov. 11, 2014	140,186		141,465
3 Corporate Place (7)(8)	6.72%	Aug. 1, 2011	—	(15)	80,000
200 Paul Avenue 1-4 (7)	5.74%	Oct. 8, 2015	75,325		76,179
2045 & 2055 LaFayette Street (7)	5.93%	Feb. 6, 2017	65,995		66,437
Mundells Roundabout	3-month GBP LIBOR + 1.20% (9)	Nov. 30, 2013	68,747	(10)	66,858	(10)
600 West Seventh Street	5.80%	Mar. 15, 2016	53,443		54,157
34551 Ardenwood Boulevard 1-4 (7)	5.95%	Nov. 11, 2016	53,967		54,306
1100 Space Park Drive (7)	5.89%	Dec. 11, 2016	53,954		54,296
1350 Duane Avenue/3080 Raymond Street (7)	5.42%	Oct. 1, 2012	52,800		52,800
150 South First Street (7)	6.30%	Feb. 6, 2017	51,832		52,154
114 Rue Ambroise Croizat	3-month EURIBOR + 1.35% (9)	Jan. 18, 2012	44,534	(11)	41,430	(11)
Clonshaugh Industrial Estate II (8)	3-month EURIBOR + 4.50% (9)	Sep. 4, 2014	43,506	(11)	40,152	(11)
1500 Space Park Drive (7)	6.15%	Oct. 5, 2013	38,921		39,941
2334 Lundy Place (7)	5.96%	Nov. 11, 2016	39,250		39,496
Unit 9, Blanchardstown Corporate Park	3-month EURIBOR + 1.35% (9)	Jan. 18, 2012	38,289	(11)	35,620	(11)
Cressex 1 (13)	5.68%	Oct. 16, 2014	28,944	(10)	28,388	(10)
6 Braham Street (8)	3-month GBP LIBOR + 0.90% (9)	Apr. 10, 2011	—	(15)	19,515	(10)
1201 Comstock Street (7)(8)	1-month LIBOR + 3.50% (9)	Jun. 24, 2012 (2)	16,576		16,976
Datacenter Park — Dallas	5.00%	Sep. 15, 2011	—	(15)	16,150
Paul van Vlissingenstraat 16	3-month EURIBOR + 1.60% (9)	Jul. 18, 2013	15,024	(11)	13,978	(11)
Chemin de l’Epinglier 2	3-month EURIBOR + 1.50% (9)	Jul. 18, 2013	10,870	(11)	10,113	(11)
800 Central Expressway (7)	1-month LIBOR + 4.75%	Jun. 9, 2013	10,000		10,000
Gyroscoopweg 2E-2F (12)	3-month EURIBOR + 1.50% (9)	Oct. 18, 2013	9,566	(11)	8,900	(11)
1125 Energy Park Drive (7)	7.62% (14)	Mar. 1, 2032	8,983		9,060
Manchester Technopark (13)	5.68%	Oct. 16, 2014	8,805	(10)	8,636	(10)
731 East Trade Street	8.22%	Jul. 1, 2020	4,946		5,080
Unamortized net premiums			1,022		1,101

Total mortgage loans, net of premiums			935,485		1,043,188
Other secured loan:
800 Central Expressway Mezzanine (7)	1-month LIBOR + 8.50%	Jun. 9, 2013	10,500		10,500

Total other secured loan			10,500		10,500

Total indebtedness			$3,067,577		$2,806,954

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011 and 2010

(unaudited)

(1)	The interest rate under our revolving credit facility equals either (i) US LIBOR, EURIBOR and GBP LIBOR (ranging from 1- to 6-month maturities) plus a margin of between 1.10% and 2.00% or (ii) the greater of (x) the base rate announced by the lender and (y) 1/2 of 1% per annum above the federal funds rate, plus a margin of between 0.100%-—1.000%. In each case, the margin is based on our total leverage ratio. We incur a fee ranging from 0.125% to 0.20% for the unused portion of our unsecured revolving credit facility.
(2)	A one-year extension is available, which we may exercise if certain conditions are met.
(3)	Balances as of June 30, 2011 and December 31, 2010 are as follows (balances, in thousands):

Denomination of Draw	Balance as of June 30, 2011		Weighted-average interest rate	Balance as of December 31, 2010		Weighted- average interest rate
US ($)	$251,000		1.39%	$312,500		1.40%
Euro (€)	18,655	(a)	2.50%	—		—
British Sterling (£)	71,762	(b)	1.83%	21,034	(b)	1.69%

Total	$341,417		1.54%	$333,534		1.42%

(a)	Based on exchange rate of $1.45 to €1.00 as of June 30, 2011.
(b)	Based on exchange rate of $1.61 to £1.00 as of June 30, 2011 and $1.56 to £1.00 as of December 31, 2010.

(4)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of August 15, 2011, August 15, 2016 and August 15, 2021. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on August 18, 2011.
(5)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of April 15, 2014, April 15, 2019 and April 15, 2024. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on April 18, 2014.
(6)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.
(7)	The respective borrower's assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.
(8)	The Operating Partnership or its subsidiary provides a limited recourse guarantee with respect to this loan.
(9)	We have entered into interest rate swap or interest rate cap agreements as a cash flow hedge for interest generated by these US LIBOR, EURIBOR and GBP LIBOR based loans. See note 13 for further information.
(10)	Based on exchange rate of $1.61 to £1.00 as of June 30, 2011 and $1.56 to £1.00 as of December 31, 2010.
(11)	Based on exchange rate of $1.45 to €1.00 as of June 30, 2011 and $1.34 to €1.00 as of December 31, 2010.
(12)	This loan is also secured by a €1.3 million letter of credit.
(13)	These loans are also secured by a £7.8 million letter of credit. These loans are cross-collateralized by the two properties.
(14)	If the loan is not repaid by March 1, 2012, the interest rate increases to the greater of 9.62% or the treasury rate then in effect plus 2%. Subject to a prepayment lock-out period through December 2011.
(15)	These mortgages loans were repaid in full; 6 Braham Street (April 2011), 3 Corporate Place (May 2011) and Datacenter Park — Dallas (June 2011). Net loss from early extinguishment of debt related to prepayment costs on 3 Corporate Place amounted to $0.3 million for the three and six months ended June 30, 2011.

Revolving Credit Facility

As of June 30, 2011, our revolving credit facility had a total capacity of $750.0 million. Our revolving credit facility matures on August 31, 2011, subject to a one-year extension option. The bank group is obligated to grant the extension option provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility. As of June 30, 2011, borrowings under the revolving credit facility bore interest at a blended rate of 1.39% (U.S), 2.50% (Euro) and 1.83% (GBP), which are based on 1-month LIBOR, 1-month EURIBOR and 1-month GBP LIBOR, respectively, plus a margin of 1.20%. The revolving credit facility has a $515.0 million sub-facility for multicurrency advances in British Pounds Sterling, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt securities. As of June 30, 2011, approximately $341.4 million was drawn under this facility and $30.5 million of letters of credit were issued.

The credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios as well as a pool of unencumbered assets. In addition, a downgrade in Digital Realty Trust, Inc.’s credit rating below investment grade may trigger additional payments or other consequences under our credit facility. In addition, except to enable Digital Realty Trust, Inc. to maintain its status as a REIT for federal income tax purposes or as may otherwise be required to avoid the imposition of income or excise taxes on Digital Reality Trust, Inc., we are not permitted during any four consecutive fiscal quarters to make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined in the credit agreement, for such period, subject to certain other adjustments. As of June 30, 2011, we were in compliance with all of such covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011 and 2010

(unaudited)

During the three months ended June 30, 2011 and 2010, we capitalized interest of approximately $4.2 million and $2.5 million, respectively, and $8.9 million and $4.4 million during the six months ended June 30, 2011 and 2010, respectively.

Unsecured Senior Notes

Prudential Shelf Facility

On January 20, 2010, the Operating Partnership closed the sale of $100.0 million aggregate principal amount of its senior unsecured term notes to Prudential Investment Management, Inc. and certain of its affiliates, or, collectively, Prudential, pursuant to the Prudential shelf facility. The notes were issued in two series referred to as the series D and series E notes. The series D notes have a principal amount of $50.0 million, an interest-only rate of 4.57% per annum and a five-year maturity, and the series E notes have a principal amount of $50.0 million, an interest-only rate of 5.73% per annum and a seven-year maturity. On February 3, 2010, the Operating Partnership closed the sale of an additional $17.0 million aggregate principal amount of its senior unsecured term notes, which we refer to as the series F notes, to Prudential pursuant to the Prudential shelf facility. The series F notes have an interest-only rate of 4.50% per annum and a five-year maturity. We used the proceeds of the series D, series E and series F notes to fund acquisitions, to temporarily repay borrowings under our revolving credit facility, to fund working capital and for general corporate purposes. As of June 30, 2011 and December 31, 2010, there was $200.0 million of unsecured senior notes outstanding. On December 8, 2010, the Operating Partnership and Prudential entered into an amendment to the Note Purchase and Private Shelf Agreement, increasing the capacity of the Prudential shelf facility from $200.0 million to $250.0 million.

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

The indenture governing the 2015 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At June 30, 2011, we were in compliance with each of these financial covenants.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011 and 2010

(unaudited)

The indenture governing the 2020 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At June 30, 2011, we were in compliance with each of these financial covenants.

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

The indenture governing the 2021 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At June 30, 2011, we were in compliance with each of these financial covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011 and 2010

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

Interest is payable on August 15 and February 15 of each year beginning February 15, 2007 until the maturity date of August 15, 2026. The 2026 Debentures bear interest at 4.125% per annum and contain an exchange settlement feature, which provides that the 2026 Debentures may, under certain circumstances, be exchangeable for cash (up to the principal amount of the 2026 Debentures) and, with respect to any excess exchange value, into cash, shares of Digital Realty Trust, Inc. common stock or a combination of cash and shares of Digital Realty Trust, Inc. common stock at an exchange rate that was initially 30.6828 shares per $1,000 principal amount of 2026 Debentures. The exchange rate on the 2026 Debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on Digital Realty Trust, Inc. common stock in excess of $0.265 per share per quarter (the “reference dividend”). Effective June 13, 2011, the exchange rate has been adjusted to 32.2730 shares per $1,000 principal amount of 2026 Debentures as a result of the aggregate dividends in excess of the reference dividend that Digital Realty Trust, Inc. declared and paid on its common stock beginning with the quarter ended December 31, 2006 and through the quarter ended June 30, 2011.

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

In addition, the 2026 Debentures are exchangeable (i) prior to July 15, 2026, during any fiscal quarter after the fiscal quarter ended September 30, 2006, if the closing sale price of Digital Realty Trust, Inc. common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the exchange price in effect on the last trading day of the immediately preceding fiscal quarter, (ii) prior to July 15, 2026, during the five business day period after any five consecutive trading day period in which the average trading price per $1,000 principal amount of 2026 Debentures was equal to or less than 98% of the product of the closing sale price of the common stock during such period, multiplied by the applicable exchange rate, (iii) if we call the 2026 Debentures for redemption and (iv) any time on or after July 15, 2026. In April 2011, we gave notice to the holders of the 2026 Debentures that the 2026 Debentures shall be exchangeable during the calendar quarter ending June 30, 2011 pursuant to (i) above. The exchange price in effect as of June 30, 2011 was $30.99 per share.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011 and 2010

(unaudited)

During the six months ended June 30, 2011, we exchanged approximately $40.5 million aggregate principal amount of our 2026 Debentures for a combination of cash (approximately $52.2 million) and 372,068 restricted shares of Digital Realty Trust, Inc. common stock at the request of holders pursuant to the terms of the indenture governing our 2026 Debentures. As of June 30, 2011, the remaining approximately $48.3 million face amount of the 2026 Debentures remains outstanding under the original terms. We recorded a loss on exchange of approximately $0.1 million and $1.5 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $0.7 million and $1.5 million for the six months ended June 30, 2011 and 2010, respectively, determined based on the excess of the fair value of the 2026 Debentures at the exchange date over the carrying value of the exchanged 2026 Debentures along with a write off of a pro rata portion of the associated debt discount on the 2026 Debentures and deferred financing costs. This loss is reported as a loss on early extinguishment of debt in the condensed consolidated income statements.

The following table provides additional information about the 2026 Debentures as of the date presented pursuant to requirements under U.S. GAAP for convertible debt instruments that require the principal amount to be settled in cash upon conversion:

	4.125% Exchangeable Senior Debentures due 2026
($ and shares in thousands, except exchange price)	June 30, 2011	December 31, 2010
Carrying amount of the equity component	$5,119	$9,406
Principal amount of the liability component	$48,301	$88,758
Unamortized discount of the liability component	$113	$1,456
Net carrying amount of the liability component	$48,188	$87,302
Remaining amortization period of discount	1 month	7 months
Exchange price	$30.99	$31.42
Number of shares to be issued upon exchange (a)	777	1,103
The amount by which the if-exchanged value exceeds the principal amount (a)	$48,003	$56,828
Effective interest rate on liability component	6.75%	6.75%
Non-cash interest cost recognized for the period ended	$1,117	$2,067	(b)
Coupon rate interest cost recognized for the period ended	$1,376	$3,490	(b)

(a)	In accordance with accounting guidance on convertible debt instruments that require the principal amount to be settled in cash upon conversion, we are required to disclose the exchange price and the number of shares on which the aggregate consideration to be delivered upon exchange is determined (principal plus excess value). The 2026 Debentures require the entire principal amount to be settled in cash, and at our option, any excess value above the principal amount may be settled in cash and/or common shares. Based on the June 30, 2011 and December 31, 2010 closing share prices of Digital Realty Trust, Inc. common stock and the exchange prices in the table above, the excess value was approximately $48.0 million and $56.8 million, respectively; accordingly, approximately 0.8 million and 1.1 million common shares, respectively, would be issued if the 2026 Debentures were settled on these dates and we elected to settle the excess value in shares of Digital Realty Trust, Inc. common stock.
(b)	Amounts are for the six months ended June 30, 2010.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011 and 2010

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

Interest is payable on October 15 and April 15 of each year beginning October 15, 2009 until the maturity date of April 15, 2029. The 2029 Debentures bear interest at 5.50% per annum and may be exchanged for shares of Digital Realty Trust, Inc. common stock at an exchange rate that was initially 23.2558 shares per $1,000 principal amount of 2029 Debentures. The exchange rate on the 2029 Debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on Digital Realty Trust, Inc. common stock in excess of $0.33 per share per quarter (the “reference dividend”). Effective June 13, 2011, the exchange rate has been adjusted to 23.9050 shares per $1,000 principal amount of 2029 Debentures as a result of the aggregate dividends in excess of the reference dividend that Digital Realty Trust, Inc. declared and paid on its common stock beginning with the quarter ended June 30, 2009 and through the quarter ended June 30, 2011. Due to the fact that the exchange feature for the 2029 Debentures must be settled in the common stock of Digital Realty Trust, Inc., new accounting guidance on convertible debt instruments that requires the principal amount to be settled in cash upon conversion does not apply.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011 and 2010

(unaudited)

The table below summarizes our debt maturities and principal payments as of June 30, 2011 (in thousands):

	Revolving Credit Facility (1)	Unsecured Senior Notes	Senior Notes	Exchangeable Senior Debentures		Mortgage Loans (2)	Other Secured Loan	Total Debt
Remainder of 2011	$341,417	$25,000	$—	$48,301	(3)	$7,607	$—	$422,325
2012	—	—	—	—		164,743	—	164,743
2013	—	33,000	—	—		160,583	10,500	204,083
2014	—	—	—	266,400	(4)	220,996	—	487,396
2015	—	67,000	375,000	—		75,436	—	517,436
Thereafter	—	75,000	900,000	—		305,098	—	1,280,098

Subtotal	$341,417	$200,000	$1,275,000	$314,701		$934,463	$10,500	$3,076,081
Unamortized discount	—	—	(9,413)	(113)		—	—	(9,526)
Unamortized premium	—	—	—	—		1,022	—	1,022

Total	$341,417	$200,000	$1,265,587	$314,588		$935,485	$10,500	$3,067,577

(1)

Subject to a one-year extension option exercisable by us. The bank group is obligated to grant the extension option provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility.

(2)

Our mortgage loans are generally non-recourse to us, subject to carve outs for specified actions by us or specified undisclosed environmental liabilities. As of June 30, 2011, we had provided limited recourse guarantees with respect to approximately $60.1 million principal amount of the outstanding mortgage indebtedness, and partial letter of credit support with respect to approximately an additional $47.3 million of the outstanding mortgage indebtedness.

(3)	Assumes maturity of the 2026 Debentures at first redemption date in August 2011.
(4)	Assumes maturity of the 2029 Debentures at first redemption date in April 2014.

7. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income available to common stockholders	$31,990	$9,091	$62,970	$23,835

Weighted average shares outstanding—basic	96,295,585	80,542,329	93,875,415	79,164,167
Potentially dilutive common shares:
Stock options	203,078	225,931	193,985	206,803
Class C Units (2007 Grant)	73,855	154,229	67,856	142,747
Unvested incentive units	180,377	179,267	152,927	155,504
Excess exchange value of the 2026 Debentures	758,916	1,920,061	722,782	1,781,415

Weighted average shares outstanding—diluted	97,511,811	83,021,817	95,012,965	81,450,636

Income per share:
Basic	$0.33	$0.11	$0.67	$0.30

Diluted	$0.33	$0.11	$0.66	$0.29

On or after July 15, 2026, the 2026 Debentures may be exchanged at the then-applicable exchange rate for cash (up to the principal amount of the 2026 Debentures) and, with respect to any excess exchange value, into cash, shares of Digital Realty Trust, Inc. common stock or a combination of cash and shares of Digital Realty Trust, Inc. common stock. The 2026 Debentures are also

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011 and 2010

(unaudited)

exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events. During the three and six months ended June 30, 2011, the weighted average common stock price exceeded the strike price as of June 30, 2011 of $30.99. Therefore, using the treasury method, 758,916 and 722,782 shares of common stock contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common shares in determining diluted earnings per share for the three and six months ended June 30, 2011, respectively. During the three and six months ended June 30, 2010, the weighted average common stock price exceeded the strike price as of June 30, 2010 of $31.84. Therefore, using the treasury method, 1,920,061 and 1,781,415 shares of common stock contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common shares in determining diluted earnings per share for the three and six months ended June 30, 2010, respectively.

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average of Operating Partnership common units not owned by us	4,760,802	4,964,417	4,823,553	4,874,406
Potentially dilutive outstanding stock options	—	—	—	5,346
Potentially dilutive 2029 Debentures	6,289,434	6,195,345	6,279,766	6,195,345
Potentially dilutive Series C Cumulative Convertible Preferred Stock	2,864,660	3,657,477	3,256,316	3,657,477
Potentially dilutive Series D Cumulative Convertible Preferred Stock	6,418,585	8,237,540	7,370,713	8,226,381

	20,333,481	23,054,779	21,730,348	22,958,955

8. Income per Unit

The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income available to common unitholders	$33,572	$9,651	$66,204	$25,368

Weighted average units outstanding—basic	101,056,387	86,149,647	98,698,968	84,699,431
Potentially dilutive common units:
Stock options	203,078	225,931	193,985	206,803
Class C Units (2007 Grant)	73,855	154,229	67,856	142,747
Unvested incentive units	180,377	179,267	152,927	155,504
Excess exchange value of the 2026 Debentures	758,916	1,920,061	722,782	1,781,415

Weighted average units outstanding—diluted	102,272,613	88,629,135	99,836,518	86,985,900

Income per unit:
Basic	$0.33	$0.11	$0.67	$0.30

Diluted	$0.33	$0.11	$0.66	$0.29

On or after July 15, 2026, the 2026 Debentures may be exchanged at the then-applicable exchange rate for cash (up to the principal amount of the 2026 Debentures) and, with respect to any excess exchange value, into cash, shares of Digital Realty Trust, Inc. common stock or a combination of cash and shares of Digital Realty Trust, Inc. common stock. Pursuant to the terms of the

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011 and 2010

(unaudited)

Operating Partnership’s agreement of limited partnership, the Operating Partnership will deliver to Digital Realty Trust, Inc. one common unit for each share of common stock issuable upon exchange of the 2026 Debentures. The 2026 Debentures are also exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events. During the three and six months ended June 30, 2011, the weighted average common stock price exceeded the strike price as of June 30, 2011 of $30.99. Therefore, using the treasury method, 758,916 and 722,782 common units contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common units in determining diluted earnings per unit for the three and six months ended June 30, 2011, respectively. During the three and six months ended June 30, 2010, the weighted average common stock price exceeded the strike price as of June 30, 2010 of $31.84. Therefore, using the treasury method, 1,920,061 and 1,781,415 common units contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common units in determining diluted earnings per unit for the three and six months ended June 30, 2010, respectively.

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Potentially dilutive outstanding stock options	—	—	—	5,346
Potentially dilutive 2029 Debentures	6,289,434	6,195,345	6,279,766	6,195,345
Potentially dilutive Series C Cumulative Convertible Preferred Units	2,864,660	3,657,477	3,256,316	3,657,477
Potentially dilutive Series D Cumulative Convertible Preferred Units	6,418,585	8,237,540	7,370,713	8,226,381

	15,572,679	18,090,362	16,906,795	18,084,549

9. Income Taxes

Digital Realty Trust, Inc. (the Parent Company) elected to be taxed as a REIT and believes that it has complied with the REIT requirements of the Code. As a REIT, the Parent Company is generally not subject to corporate level federal income taxes on taxable income to the extent it is currently distributed to its stockholders. Since inception, the Parent Company has distributed 100% of its taxable income and intends to do so for the tax year ending December 31, 2011. As such, no provision for federal income taxes has been included in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2011 and 2010.

We have elected taxable REIT subsidiary (TRS) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs and hold assets that REITs cannot hold directly. A TRS is subject to federal income tax as a regular C corporation. Income taxes for TRS entities are accrued, as necessary, for the three and six months ended June 30, 2011 and 2010.

For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries are accrued, as necessary, for the three and six months ended June 30, 2011 and 2010.

10. Equity and Accumulated Other Comprehensive Loss, Net

(a) Equity Distribution Agreements

On December 31, 2009, Digital Realty Trust, Inc. entered into equity distribution agreements, which we refer to as the Original Equity Distribution Agreements, with each of Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, or the Original Agents, under which it could issue and sell shares of its common stock having an

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011 and 2010

(unaudited)

aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Original Agents as its sales agents. On January 22, 2010, Digital Realty Trust, Inc. amended and restated each Original Equity Distribution Agreement with the applicable Original Agent, and also entered into a new equity distribution agreement with Morgan Stanley & Co. Incorporated, or collectively the Equity Distribution Agreements, under which it may issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million (including the approximately 1.1 million shares of common stock having an aggregate offering price of approximately $54.3 million sold pursuant to the Original Equity Distribution Agreements as of January 22, 2010), from time to time through, at its discretion, any of the Original Agents or Morgan Stanley & Co. Incorporated as its sales agents. On March 2, 2011, the Equity Distribution Agreements were amended to amend certain representations. The sales of common stock made under the Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. For the six months ended June 30, 2011, Digital Realty Trust, Inc. generated net proceeds of approximately $176.9 million from the issuance of approximately 3.0 million common shares under the Equity Distribution Agreements at an average price of $60.51 per share after payment of approximately $2.7 million of commissions to the sales agents and before offering expenses. In June 2011, we completed the equity distribution program. Pursuant to the program, we sold 6.8 million shares of common stock for gross proceeds of $400.0 million, resulting in net proceeds of approximately $394.0 million after deducting commissions.

On June 29, 2011, Digital Realty Trust, Inc. entered into equity distribution agreements with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it could issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the equity distribution agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act.

(b) Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interest in the Operating Partnership as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	98,754,727	95.1%	91,159,221	94.3%
Noncontrolling interests consist of:
Common units held by third parties	3,430,814	3.3	3,937,827	4.1
Incentive units held by employees and directors (see note 12)	1,604,032	1.6	1,525,622	1.6

	103,789,573	100.0%	96,622,670	100.0%

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $272.0 million and $244.5 million based on the closing market price of Digital Realty Trust, Inc. common stock on June 30, 2011 and December 31, 2010, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011 and 2010

(unaudited)

The following table shows activity for the noncontrolling interests in the Operating Partnership for the six months ended June 30, 2011:

	Common Units	Incentive Units	Total
As of December 31, 2010	3,937,827	1,525,622	5,463,449

Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(507,013)	—	(507,013)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(51,957)	(51,957)
Cancellation of incentive units held by employees and directors	—	(53,138)	(53,138)
Grant of incentive units to employees and directors	—	183,505	183,505

As of June 30, 2011	3,430,814	1,604,032	5,034,846

(1)	This redemption was recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet of Digital Realty Trust, Inc.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011 and 2010

(unaudited)

(c) Dividends

We have declared the following dividends on our common and preferred stock for the six months ended June 30, 2011 (in thousands):

Date dividend declared	Dividend payable date	Series C Preferred Stock (1)	Series D Preferred Stock (2)	Common Stock (3)
February 10, 2011	March 31, 2011	$1,832	$4,690	$62,459
April 25, 2011	June 30, 2011	$1,441	$3,272	$67,031

		$3,273	$7,962	$129,490

(1)	$1.094 annual rate of dividend per share.
(2)	$1.375 annual rate of dividend per share.
(3)	$2.720 annual rate of dividend per share.

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

(d) Accumulated Other Comprehensive Loss, Net

The accumulated balances for each classification of other comprehensive loss, net as of June 30, 2011 are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive loss, net
Balance as of December 31, 2010	$(33,175)	$(8,906)	$(42,081)
Net current period change	23,800	(907)	22,893
Reclassification to interest expense from interest rate swaps	—	3,019	3,019

Balance as of June 30, 2011	$(9,375)	$(6,794)	$(16,169)

(e) Noncontrolling Interests in Consolidated Joint Ventures

On June 24, 2011, we acquired all of the noncontrolling ownership interest in the entity that owns Datacenter Park Dallas from our joint venture partner for approximately $53.2 million (subject to adjustment in limited circumstances). The acquisition was financed with borrowings under our revolving credit facility. The amount paid in excess of the carrying value of the noncontrolling ownership interest resulted in a decrease to additional paid-in capital, as presented in the accompanying condensed consolidated statement of equity.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011 and 2010

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

The redemption value of the limited partners’ common units and the vested incentive units was approximately $272.0 million and $244.5 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on June 30, 2011 and December 31, 2010, respectively.

(c) Distributions

All distributions on our units are at the discretion of Digital Realty Trust, Inc.’s board of directors. As of June 30, 2011, the Operating Partnership declared the following distributions (in thousands):

Date distribution declared	Distribution payable date	Series C Preferred Units (1)	Series D Preferred Units (2)	Common Units (3)
February 10, 2011	March 31, 2011	$1,832	$4,690	$66,252
April 25, 2011	June 30, 2011	$1,441	$3,272	$70,577

		$3,273	$7,962	$136,829

(1)	$1.094 annual rate of distribution per unit.
(2)	$1.375 annual rate of distribution per unit.
(3)	$2.720 annual rate of distribution per unit.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011 and 2010

(unaudited)

(d) Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss as of June 30, 2011 are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2010	$(36,051)	$(9,809)	$(45,860)
Net current period change	25,037	(947)	24,090
Reclassification to interest expense from interest rate swaps	—	3,174	3,174

Balance as of June 30, 2011	$(11,014)	$(7,582)	$(18,596)

(e) Noncontrolling Interests in Consolidated Joint Ventures

On June 24, 2011, we acquired all of the noncontrolling ownership interest in the entity that owns Datacenter Park Dallas from our joint venture partner for approximately $53.2 million (subject to adjustment in limited circumstances). The acquisition was financed with borrowings under our revolving credit facility. The amount paid in excess of the carrying value of the noncontrolling ownership interest resulted in a decrease to general partner common capital as presented in the accompanying condensed consolidated statement of capital.

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

As of June 30, 2011, 3,739,090 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Amended and Restated 2004 Incentive Award Plan. Each long-term incentive and Class C unit issued under the Amended and Restated 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the Amended and Restated 2004 Incentive Award Plan and the individual award limit discussed above.

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

June 30, 2011 and 2010

(unaudited)

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

During the six months ended June 30, 2011 and 2010, certain employees were granted an aggregate of 84,873 and 92,368 long-term incentive units, respectively. The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock, are being expensed on a straight-line basis over the vesting period of the long-term incentive units, which is four years. During the six months ended June 30, 2011 and 2010, certain employees were also granted an aggregate of 98,632 and 107,993 long-term incentive units, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of units in which the employee ultimately vests. The performance condition is based upon our achievement of the respective fiscal years’ Funds From Operations per share targets. Upon evaluating the results of the performance condition, the final number of units is determined and such units vest based on satisfaction of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the grant date and 30% vesting on each of the third and fourth anniversaries of the grant date, provided the grantee continues employment on each anniversary date. Based on our 2010 FFO per diluted share and unit, all of the 2010 long-term incentive units satisfied the performance condition. The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock, are being expensed on a straight-line basis over the vesting period of the long-term incentive units, which ranges from four to five years.

The expense recorded for the three months ended June 30, 2011 and 2010 related to long-term incentive units was approximately $2.5 million and $2.2 million, respectively, and approximately $4.4 million and $3.4 million for the six months ended June 30, 2011 and 2010, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.2 million and $0.2 million for the three months ended June 30, 2011 and 2010,

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011 and 2010

(unaudited)

respectively, and approximately $0.4 million and $0.5 million for the six months ended June 30, 2011 and 2010, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $18.2 million and $12.9 million as of June 30, 2011 and December 31, 2010, respectively. We expect to recognize this unearned compensation over the next 2.8 years on a weighted average basis.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011 and 2010

(unaudited)

The fair value of the 2007 Grant was measured on the grant date using a Monte Carlo simulation to estimate the probability of the multiple market conditions being satisfied. The Monte Carlo simulation uses a statistical formula underlying the Black-Scholes and binomial formulas, and such simulation was run approximately 100,000 times. For each simulation, the value of the payoff was calculated at the settlement date and was then discounted to the grant date at a risk-free interest rate. The expected value of the Class C units on the grant date was determined by multiplying the average of the values over all simulations by the number of outstanding shares of Digital Realty Trust, Inc. common stock and Operating Partnership units. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. Other significant assumptions used in the valuation included an expected term of 36 months, expected stock price volatility of 23%, a risk-free interest rate of 4.6%, and a dividend growth rate of 5.0 percent. The fixed award limit under the plan is $17 million for the first market condition and $40 million for the second market condition, and there were 69.2 million shares of Digital Realty Trust, Inc. common stock and Operating Partnership units outstanding as of the 2007 grant date. The grant date fair value of these awards of approximately $11.8 million will be recognized as compensation expense on a straight-line basis over the expected service period of five years. The unearned compensation as of June 30, 2011 and December 31, 2010 was $1.9 million and $2.9 million, respectively. As of June 30, 2011 and December 31, 2010, 497,023 and 439,653, respectively, of the Class C Units subject to the 2007 Grant had vested. We recognized compensation expense related to the Class C Units subject to the 2007 Grant of approximately $0.5 million and $0.5 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $1.1 million and $0.9 million for the six months ended June 30, 2011 and 2010, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.1 million for the three months ended June 30, 2011 and 2010 and approximately $0.1 million for the six months ended June 30, 2011 and 2010, respectively.

(c) Stock Options

The fair value of each option granted under the Amended and Restated 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model. For the three and six months ended June 30, 2011 and 2010, no stock options were granted. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. The expense recorded for the three months ended June 30, 2011 and 2010, respectively, was approximately $0.2 million and approximately $0.4 million and $0.5 million for the six months ended June 30, 2011 and 2010, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.1 million for the three months ended June 30, 2011 and 2010 and approximately $0.1 million for the six months ended June 30, 2011 and 2010. Unearned compensation representing the unvested portion of the stock options totaled $0.8 million and $1.3 million as of June 30, 2011 and December 31, 2010, respectively. We expect to recognize this unearned compensation over the next 0.7 years on a weighted average basis.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011 and 2010

(unaudited)

The following table summarizes the Amended and Restated 2004 Incentive Award Plan’s stock option activity for the six months ended June 30, 2011:

	Period ended June 30, 2011
	Shares	Weighted average exercise price
Options outstanding, beginning of period	470,264	$28.35
Exercised	(80,303)	38.02
Cancelled / Forfeited	(8,727)	41.73

Options outstanding, end of period	381,234	$26.01

Exercisable, end of period	317,007	$22.90

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2011:

Options outstanding					Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value
$12.00-13.02	182,369	3.33	$12.01	$9,077,054	182,369	3.33	$12.01	$9,077,054
$20.37-28.09	22,722	4.47	22.98	881,525	22,638	4.46	22.97	878,584
$33.18-41.73	176,143	5.79	40.90	3,677,064	112,000	5.77	40.61	2,370,865

	381,234	4.53	$26.01	$13,635,643	317,007	4.27	$22.90	$12,326,503

(d) Restricted Stock

During the six months ended June 30, 2011 and 2010, certain employees were granted an aggregate of 40,807 and 31,164 shares of restricted stock, respectively. The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock, are being expensed on a straight-line basis over the vesting period of the restricted stock, which is four years. During the six months ended June 30, 2011 and 2010, certain employees were also granted an aggregate of 50,999 and 37,914 shares of restricted stock, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of shares in which the employee ultimately vests. The performance condition is based upon our achievement of the respective year’s FFO per share targets. Upon evaluating the results of the performance condition, the final number of shares is determined and such shares vest based on satisfaction of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the grant date and 30% vesting on each of the third and fourth anniversaries of the grant date provided the grantee continues employment on each anniversary date. Based on our 2010 FFO per diluted share and unit, all of the 2010 restricted stock satisfied the performance condition.

The expense recorded for the three months ended June 30, 2011 and 2010 related to grants of restricted stock was approximately $0.5 million and $0.4 million, respectively, and approximately $1.0 million and $0.7 million for the six months ended June 30, 2011 and 2010, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.4 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $0.7 million and $0.4 million for the six months ended June 30, 2011 and 2010, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $7.1 million and $4.2 million as of June 30, 2011 and December 31, 2010, respectively. We expect to recognize this unearned compensation over the next 3.2 years on a weighted average basis.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011 and 2010

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

June 30, 2011 and 2010

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The fair value of these derivatives was ($5.7) million and ($8.0) million at June 30, 2011 and December 31, 2010, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2011 and 2010, respectively, there were no ineffective portions to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our debt. As of June 30, 2011, we estimate that an additional $3.8 million will be reclassified as an increase to interest expense during the twelve months ending June 30, 2012, when the hedged forecasted transactions impact earnings.

As of June 30, 2011 and December 31, 2010, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of June 30, 2011		As of December 31, 2010		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of June 30, 2011	As of December 31, 2010
$—		$19,515	(1)	Swap	4.944	Jul. 10, 2006	Apr. 10, 2011	$—	$(231)
68,747	(1)	66,858	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013	(2,606)	(2,471)
15,024	(2)	13,978	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013	(593)	(828)
10,870	(2)	10,113	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013	(448)	(621)
9,566	(2)	8,900	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013	(412)	(557)
44,534	(2)	41,430	(2)	Swap	3.776	Dec. 5, 2006	Jan. 18, 2012	(516)	(1,129)
38,289	(2)	35,620	(2)	Swap	4.000	Dec. 20, 2006	Jan. 18, 2012	(491)	(1,054)
43,506	(2)	40,152	(2)	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014	(630)	(1,139)
16,576		16,976		Cap	4.000	June 24, 2009	June 25, 2012	—	3
20,500		20,500		Cap	4.000	Aug. 4, 2010	June 15, 2013	4	30

$267,612		$274,042						$(5,692)	$(7,997)

(1)	Translation to U.S. dollars is based on exchange rate of $1.61 to £1.00 as of June 30, 2011 and $1.56 to £1.00 as of December 31, 2010.
(2)	Translation to U.S. dollars is based on exchange rate of $1.45 to €1.00 as of June 30, 2011 and $1.34 to €1.00 as of December 31, 2010.

We do not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2011 or December 31, 2010.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011 and 2010

(unaudited)

14. Fair Value of Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the condensed consolidated balance sheets, for which it is practicable to estimate fair value.

Current accounting guidance requires the Company to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value. The Company’s disclosures of estimated fair value of financial instruments at June 30, 2011 and December 31, 2010 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

As of June 30, 2011 and December 31, 2010, the aggregate estimated fair value and carrying value of our revolving credit facility, unsecured senior notes, exchangeable senior debentures, mortgage loans and other secured loan were as follows (in thousands):

	As of June 30, 2011		As of December 31, 2010
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Revolving credit facility (1)	$341,417	$341,417	$333,534	$333,534
Unsecured senior notes (2)(3)	1,535,735	1,465,587	1,103,983	1,066,030
Exchangeable senior debentures (2)(3)	500,134	314,588	504,241	353,702
Mortgage loans (2)	986,894	935,485	1,078,220	1,043,188
Other secured loan	10,725	10,500	10,720	10,500

	$3,374,905	$3,067,577	$3,030,698	$2,806,954

(1)	The carrying value of our revolving credit facility approximates estimated fair value, due to the short-term nature of this instrument along with the variability of interest rates.
(2)	Valuations for our unsecured senior notes and mortgage loans are determined based on the expected future payments discounted at risk-adjusted rates. The 2015 Notes, 2020 Notes and 2021 Notes and exchangeable senior debentures are valued based on quoted market prices.
(3)	The carrying value of the 2015 Notes, 2020 Notes and 2021 Notes are net of discount of $9,413 and $8,970 in the aggregate as of June 30, 2011 and December 31, 2010, respectively. The carrying values of our exchangeable senior debentures are net of discount of $113 and $1,456 as of June 30, 2011 and December 31, 2010, respectively, related to our 2026 Debentures.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011 and 2010

(unaudited)

15. Related Party Transactions

In December 2006, we entered into ten leases with tel(x), pursuant to which tel(x) provides enhanced meet-me-room services to our customers. The initial terms of these leases expire in 2026, and tel(x) has options to extend them through 2046. tel(x) was acquired by GI Partners Fund II, LLP in November 2006, which, collectively with GI Partners Side Fund II, L.P., owns the majority of the outstanding stock of tel(x) as of June 30, 2011. Richard Magnuson, our director, Chairman and employee, is the chief executive officer of the advisor to GI Partners Fund II, LLP and GI Partners Side Fund II, L.P. Our condensed consolidated statements of operations include rental revenues of approximately $10.7 million and $5.8 million from tel(x) for the three months ended June 30, 2011 and 2010, respectively, and approximately $19.5 million and $10.9 million for the six months ended June 30, 2011 and 2010, respectively. Our condensed consolidated balance sheet includes deferred rent and unamortized deferred leasing costs of approximately $28.3 million and $21.0 million as of June 30, 2011 and December 31, 2010, respectively. In connection with the lease agreements, we entered into an operating agreement with tel(x), effective as of December 1, 2006, with respect to joint sales and marketing efforts, designation of representatives to manage the national relationship between us and tel(x) and future meet-me-room facilities. Under the operating agreement, tel(x) has a sixty-day option to enter into a meet-me-room lease for certain future meet-me-room buildings acquired by us or any buildings currently owned by us that are converted into a meet-me-room building. As of June 30, 2011, tel(x) leases 254,314 square feet of net rentable space from us under 39 lease agreements and as of December 31, 2010, tel(x) leased 202,987 square feet of net rentable space from us under 31 lease agreements.

We also entered into an agreement with tel(x), effective as of December 1, 2006, with respect to percentage rent arising out of potential future lease agreements for rentable space in buildings covered by the meet-me-room lease agreements. Percentage rent earned during the three months ended June 30, 2011 and 2010 amounted to approximately $0.6 million and $0.4 million, respectively, and $0.7 million and $0.4 million during the six months ended June 30, 2011 and 2010, respectively.

In addition, in connection with the lease agreements, we entered into a management agreement with tel(x), effective as of December 1, 2007, pursuant to which tel(x) agreed to provide us with certain management services in exchange for a management fee of one percent of rents actually collected by tel(x).

We are party to seven leases with SoftLayer, of which six are in place as of June 30, 2011 and the remaining one will commence in future periods. The initial terms of these leases expire from 2013 to 2025, and SoftLayer has options to extend them from 2018 through 2035. On August 3, 2010, GI Partners Fund III, L.P. acquired a controlling interest in SoftLayer. Richard Magnuson, our Chairman, is also a manager of the general partner to GI Partners Fund III, L.P. Our condensed consolidated statements of operations include rental revenues of approximately $4.6 million and $6.9 million from SoftLayer for the three and six months ended June 30, 2011, respectively. Our condensed consolidated statements of operations include rental revenues of approximately $0.4 million from SoftLayer for the three and six months ended June 30, 2010.

16. Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the leases of the 192,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2012. We made payments of approximately $0.8 million and $3.8 million to the seller during the six months ended June 30, 2011 and 2010, respectively. We have recorded approximately $1.5 million and $2.3 million for this contingent liability on our consolidated balance sheet at June 30, 2011 and December 31, 2010, respectively.

As part of the acquisition of Clonshaugh Industrial Estate I, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other liabilities include $1.4 million and $1.3 million for this liability as of June 30, 2011 and December 31, 2010, respectively. We made payments of $0.1 million to the seller during the six months ended June 30, 2011 and 2010.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At June 30, 2011, we had open commitments related to construction contracts of approximately $119.2 million.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2011 and 2010

(unaudited)

As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined. As of June 30, 2011, construction is not complete and there have been no leases executed that would cause an amount to become probable of payment and therefore no amount is accrued as of June 30, 2011. The maximum amount that could be earned by the seller is S$50.0 million (or approximately $40.7 million based on the exchange rate as of June 30, 2011). The earnout contingency expires in November 2020.

17. Subsequent Events

On July 14, 2011, we commenced an offer to repurchase, at the option of each holder, any and all of the Operating Partnership’s outstanding 2026 Debentures at a price equal to 100% of the principal amount, as required by the terms of the indenture governing the 2026 Debentures. The repurchase offer will expire at 5:00 p.m., New York City time, on August 11, 2011. We also distributed a Notice of Redemption to the holders of the 2026 Debentures that the Operating Partnership intends to redeem all of the outstanding 2026 Debentures, pursuant to its option under the indenture governing the 2026 Debentures, on August 18, 2011, at a price equal to 100% of the principal amount, plus accrued and unpaid interest thereon to, but excluding, the redemption date. In connection with the redemption, holders of the 2026 Debentures have the right to exchange their 2026 Debentures prior to 5:00 p.m., New York City time, on August 16, 2011. 2026 Debentures not surrendered pursuant to the repurchase offer prior to 5:00 p.m., New York City time, on August 11, 2011, or for exchange prior to 5:00 p.m., New York City time, on August 16, 2011, will be redeemed by the Company on August 18, 2011.

On July 21, 2011, we completed the acquisition of an 8.6 acre development site in Sydney, Australia. The purchase price was approximately AUD 10.1 million (or $11.0 million based on the rate of exchange on July 21, 2011) and was funded with borrowings under our revolving credit facility.

On July 25, 2011, we repaid the $25.0 million of 7.0% Series A unsecured notes under the Prudential shelf facility at maturity. The repayment was funded with borrowings under our revolving credit facility.

On July 25, 2011, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit:

Share Class	Series C Preferred Stock	Series D Preferred Stock	Common stock and common unit
Dividend and distribution amount	$0.273438	$0.343750	$0.680000
Dividend and distribution payable date	September 30, 2011	September 30, 2011	September 30, 2011
Dividend payable to shareholders of record on	September 15, 2011	September 15, 2011	September 15, 2011
Annual equivalent rate of dividend and distribution	$1.094	$1.375	$2.720

On July 26, 2011, we completed the acquisition of a redevelopment site in London, U.K. The purchase price was £12.9 million (or $21.2 million based on the rate of exchange on July 26, 2011) and was funded with borrowings under our revolving credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of proceeds from our equity distribution program, portfolio performance, leverage policy and acquisition and capital expenditure plans, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the impact of the recent deterioration in global economic, credit and market conditions including the potential downgrading of the U.S. government’s credit rating; current local economic conditions in our geographic markets; decreases in information technology spending, including as a result of economic slowdowns or recession; adverse economic or real estate developments in our industry or the industry sectors that we sell to (including risks relating to decreasing real estate valuations and impairment charges); our dependence upon significant tenants; bankruptcy or insolvency of a major tenant or a significant number of smaller tenants; defaults on or non-renewal of leases by tenants; our failure to obtain necessary debt and equity financing; increased interest rates and operating costs; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; financial market fluctuations; changes in foreign currency exchange rates; our inability to manage our growth effectively; difficulty acquiring or operating properties in foreign jurisdictions; our failure to successfully integrate and operate acquired or redeveloped properties; risks related to joint venture investments, including as a result of our lack of control of such investments; delays or unexpected costs in development or redevelopment of properties; decreased rental rates or increased vacancy rates; increased competition or available supply of data center space; our inability to successfully develop and lease new properties and space held for redevelopment; difficulties in identifying properties to acquire and completing acquisitions; our inability to acquire off-market properties; our inability to comply with the rules and regulations applicable to reporting companies; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT; possible adverse changes to tax laws; restrictions on our ability to engage in certain business activities; environmental uncertainties and risks related to natural disasters; losses in excess of our insurance coverage; changes in foreign laws and regulations, including those related to taxation and real estate ownership and operation; and changes in local, state and federal regulatory requirements, including changes in real estate and zoning laws and increases in real property tax rates.

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

Business and strategy. Our primary business objectives are to maximize: (i) sustainable long-term growth in earnings and funds from operations per share and unit and (ii) cash flow and returns to our stockholders and our operating partnership’s unitholders, including through the payment of distributions. We expect to achieve our objectives by focusing on our core business of investing in and developing and redeveloping technology-related real estate. A significant component of our current and future internal growth is anticipated through the development of our existing space held for redevelopment and new properties. We target high quality, strategically located properties containing applications and operations critical to the day-to-day operations of corporate enterprise datacenter and technology industry tenants and properties that may be developed or redeveloped for such use. Most of our properties contain fully redundant electrical supply systems, multiple power feeds, above-standard precision cooling systems, raised floor areas, extensive in-building communications cabling and high-level security systems. We focus solely on technology-related real estate because we believe that the growth in corporate datacenter adoption and the technology-related real estate industry generally will continue to be superior to that of the overall economy.

As of June 30, 2011, we owned an aggregate of 96 technology-related real estate properties, excluding two properties held as investments in unconsolidated joint ventures, with approximately 17.1 million rentable square feet including approximately 2.1 million square feet of space held for redevelopment. At June 30, 2011, approximately 944,000 square feet of space was under construction for Turn-Key Datacenter®, Powered Base Building® and Build-to-Suit product, all of which will be income producing when complete, in seven U.S. domestic markets, two European markets and Singapore, consisting of approximately 382,000 square feet of development projects and 562,000 square feet of redevelopment projects.

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

We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to Digital Realty Trust, Inc.’s common stock and preferred stock. We currently intend to limit our indebtedness to 60% of our total enterprise value and, based on the closing price of Digital Realty Trust, Inc. common stock on June 30, 2011 of $61.78, our ratio of debt to total enterprise value was approximately 31% as of June 30, 2011. Our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our company’s incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of its common stock and excluding long-term incentive units and Class C units), plus the book value of our total consolidated indebtedness.

Revenue base. As of June 30, 2011, we owned 96 properties through our operating partnership, excluding two properties held as investments in unconsolidated joint ventures. These properties are mainly located throughout the U.S., with 14 properties located in Europe, one property in Asia and one property in Canada. We, through our predecessor, acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties Acquired (1)	Net Rentable Square Feet (2)	Square Feet of Space Held for Redevelopment as of June 30, 2011 (3)
2002	5	1,160,161	42,852
2003	6	1,058,360	—
2004	10	2,542,486	143,983
2005	20	3,329,834	180,463
2006	16	2,115,290	106,308
2007 (4)	13	2,003,922	168,305
2008	5	343,710	220,538
2009	6	721,207	676,100
2010	15	1,692,318	569,144

Properties owned as of June 30, 2011	96	14,967,288	2,107,693

(1)	Excludes properties sold in 2007 and 2006: 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006.

(2)	Current net rentable square feet as of June 30, 2011, which represents the current square feet at buildings under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes tenants’ proportional share of common areas but excludes space held for redevelopment.
(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space. The amounts included in this table represent redevelopment space as of June 30, 2011 in the properties acquired during the relevant period.
(4)	Includes three developed buildings (43915 Devin Shafron Drive, 43830 Devin Shafron Drive and 43790 Devin Shafron Drive) placed into service in 2010 and 2011 that are being included with a property (Devin Shafron buildings) that was acquired in 2007.

As of June 30, 2011, the properties in our portfolio were approximately 93.9% leased excluding 2.1 million square feet held for redevelopment. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of June 30, 2011, our original average lease term was approximately 14 years, with an average of approximately seven years remaining. The majority of our leasing since the completion of our IPO has been at lease terms shorter than 12 years. Our leases expiring on or before December 31, 2012 consist of 7.9% of our net rentable square feet excluding space held for redevelopment as of June 30, 2011.

Operating revenues from properties outside the United States were $27.5 million and $22.4 million for the three months ended June 30, 2011 and 2010, respectively, and $53.2 million and $45.5 million for the six months ended June 30, 2011 and 2010, respectively.

Factors Which May Influence Future Results of Operations

Global market and economic conditions

In the United States and globally, market and economic conditions have been unprecedented over the past few years and challenging with tighter credit conditions and slower economic growth in all markets in which we own properties and conduct our operations. The U.S. and global economies have experienced a recession and face continued concerns about the systemic impact of adverse economic conditions, such as high energy costs, geopolitical issues, the availability and cost of credit, unstable global financial and mortgage markets, high corporate, consumer and governmental debt levels, high unemployment and declining residential and commercial real estate markets. Additionally, at present the U.S. government faces a potential downgrade of its credit rating, which could create broader financial turmoil and uncertainty.

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

Rental income. The amount of rental income generated by the properties in our portfolio depends principally on our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 2.1 million square feet held for redevelopment, as of June 30, 2011, the occupancy rate of the properties in our portfolio was approximately 93.9% of our net rentable square feet.

As of June 30, 2011, we had 1,585 leases with a total of 533 tenants. As of June 30, 2011, approximately 92% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed or indexed based on a consumer price index or other similar inflation related index.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 15.0 million net rentable square feet, excluding redevelopment space, at June 30, 2011 is approximately 224,000 net rentable square feet of space with extensive datacenter improvements that is currently, or will shortly be, available for lease. Since our IPO, we have leased approximately 2,560,000 square feet of similar space. These Turn-Key Datacenters® are effective solutions for tenants who lack the expertise or capital budget to provide their own extensive datacenter infrastructure and security. Our expertise in datacenter construction and operations enables us to lease space to these tenants at a significant premium over other uses. In addition, as of June 30, 2011, we had approximately 2.1 million square feet of redevelopment space, or approximately 12% of the total rentable space in our portfolio, including four vacant properties comprising approximately 409,000 square feet. Our ability to grow earnings depends in part on our ability to redevelop space and lease redevelopment space at favorable rates, which we may not be able to obtain. Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for redevelopment space. We may purchase additional vacant properties and properties with vacant redevelopment space in the future. We will require additional capital to finance our redevelopment activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”

Economic downturns, including as a result of the conditions described above under “Global market and economic conditions,” or regional downturns affecting our sub-markets or downturns in the technology-related real estate industry that impair our ability to lease or renew or re-lease space, or otherwise reduce returns on our investments or the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. As of June 30, 2011, we had no material tenants in bankruptcy.

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 0.9 million square feet of available space in our portfolio, which excludes approximately 2.1 million square feet available for redevelopment as of June 30, 2011, leases representing approximately 5.2% and 2.7% of the net rentable square footage of our portfolio are scheduled to expire during the six months ending December 31, 2011 and for the year ending December 31, 2012, respectively.

During the six months ended June 30, 2011, we signed new leases totaling approximately 573,000 square feet of space and renewal leases totaling approximately 530,000 square feet of space. The following table summarizes our leasing activity in the six months ended June 30, 2011:

	Number of Leases (1)	Net Rentable Square Feet (2)	Expiring Rental Rate per Square Foot (3)	New Rental Rate per Square Foot (3)	Rental Rate % Change	Tenant Improvements/ Lease Commissions per Square Foot (4)	Weighted Average Lease Term (months)

Leasing Activity (5)(6)

Renewals Signed
Turn-Key Datacenter	17	180,553	$155.98	$169.13	8.43%	$2.60	64.5
Powered Base Building	4	114,430	$21.55	$24.64	14.34%	$5.91	148.8
Non-technical	17	235,396	$29.15	$25.02	(14.17%)	$7.68	93.8

New Leases Signed
Turn-Key Datacenter	33	262,042		$189.80		$35.10	99.5
Powered Base Building	2	185,602		$23.34		$13.35	131.6
Non-technical	40	125,788		$21.43		$11.27	46.4

Leasing Activity Summary (5)(6)

Turn-Key Datacenter	50	442,595		$181.37
Powered Base Building	6	300,032		$19.26
Non-technical	57	361,184		$23.77

(1)	The number of leases represents the leased-unit count; a lease could include multiple units.
(2)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(3)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.
(4)	Tenant Improvements/Lease Commissions for Powered Base Building leases excludes one Tenant Improvement allowance that has not yet been finalized. The final Tenant Improvement allowance amount will depend on actual costs incurred. When the Tenant Improvement allowance is finalized, fixed rent will be amended and will be incremental to the New Rental Rate per Square Foot reported above.
(5)	Excludes 88 colocation leases signed for 44,304 rentable square feet at an average rate of $164.94 per square foot.
(6)	Excludes four datacenter master leases signed for 34,193 rentable square feet, which were partially occupied by other customers, at an average rate of $84.27 per square foot.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. As of June 30, 2011, leases representing approximately 5.2% of the net rentable square footage of our portfolio are scheduled to expire during the six months ending December 31, 2011. We continue to see strong demand in our markets for datacenter space and expect the rental rates we are likely to achieve on any new (re-leased) or renewed datacenter space leases for 2011 expirations will generally be higher than the rates currently being paid for the same space. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole due to a number of factors, including local real estate conditions, local supply and demand for datacenter space, the condition of the property and whether the property, or space within the property, has been redeveloped.

Market concentration. We depend on the market for technology-based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of June 30, 2011, our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of June 30, 2011 total annualized rent (1)
Silicon Valley	13.9%
Northern Virginia	10.5%
San Francisco	9.7%
Chicago	9.5%
New York Metro	9.4%
Dallas	9.2%
Phoenix	8.8%
Boston	5.8%
Los Angeles	4.8%
London, England	4.2%
Dublin, Ireland	3.0%
Paris, France	2.7%
Other	8.5%

100.0%

(1)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of June 30, 2011 multiplied by 12.

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

Interest rates. As of June 30, 2011, we had approximately $267.6 million of variable rate debt, all of which was mortgage debt subject to interest rate cap or swap agreements, and $341.4 million was outstanding on our revolving credit facility. The availability of debt and equity capital has significantly decreased as a result of the circumstances described above under “Global market and economic conditions.” The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.

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

Capitalization of Costs. Direct and indirect project costs that are clearly associated with the development and redevelopment of properties are capitalized as incurred. Project costs include all costs directly associated with the development or redevelopment of a property, including construction costs, interest, property taxes, insurance, legal fees and costs of personnel working on the project. Indirect costs that do not clearly relate to the projects under development/redevelopment are not capitalized and are charged to expense as incurred.

Capitalization of costs begins when activities, including development of plans, process of obtaining permits from governmental authorities and physical construction, that are necessary to get the asset ready for its intended use are in progress and costs have been incurred. Capitalization of costs ceases when the development/redevelopment project is substantially complete and ready for its intended use. Determining when a development/redevelopment project commences, and when it is substantially complete and ready for its intended use involves a degree of judgment. We generally consider a development/redevelopment project to be substantially complete and ready for its intended use upon recommissioning, which is when the redeveloped/developed project has been tested at full load, or receipt of a certificate of occupancy. We cease cost capitalization if activities necessary for the development/redevelopment of the property have been suspended. Capitalized costs are allocated to the specific components of a project that are benefited.

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

Revenue Recognition

Rental income is recognized using the straight-line method over the terms of the tenant leases. Deferred rents included in our consolidated balance sheets represent the aggregate excess of rental revenue recognized on a straight-line basis over the contractual rental payments under the terms of the leases. Many of our leases contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. However, we generally are not entitled to reimbursement of property operating expenses, other than utility expense, and real estate taxes under our leases for Turn-Key Datacenters®. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized over the remaining term of the lease, effective as of the date the lease modification is finalized, assuming collection is not considered doubtful. As discussed above, we recognize amortization of the value of acquired above or below market tenant leases as a reduction of rental income in the case of above market leases or an increase to rental revenue in the case of below market leases.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the three and six months ended June 30, 2011 and 2010. A summary of our operating results for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Statement of Operations Data:
Total operating revenues	$267,881	$197,464	$518,622	$389,243
Total operating expenses	(191,161)	(143,314)	(367,237)	(279,898)

Operating income	76,720	54,150	151,385	109,345
Other expenses, net	(38,492)	(34,248)	(74,145)	(63,857)

Net income	$38,228	$19,902	$77,240	$45,488

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of this growth, our period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (same store properties are properties that were owned and operated for the entire current period and the entire immediate preceding year). The following table identifies each of the properties in our portfolio acquired from January 1, 2010 through June 30, 2011.

Acquired Buildings		Acquisition Date	Redevelopment Space as of June 30, 2011 (1)	Net Rentable Square Feet Excluding Redevelopment Space (2)	Square Feet Including Redevelopment Space	Occupancy Rate as of June 30, 2011 (3)
As of December 31, 2009 (81 properties)			1,471,811	12,944,040	14,415,851	94.4%

January 1, 2010 through June 30, 2011

128 First Avenue		Jan-10	—	274,750	274,750	99.6
55 Middlesex Turnpike		Jan-10	—	106,000	106,000	89.7
60-80 Merritt Boulevard		Jan-10	—	169,540	169,540	100.0
43915 Devin Shafron Drive	(4)	Jan-10	3,247	129,033	132,280	100.0
1725 Comstock Street		Apr-10	—	39,643	39,643	100.0
3105 and 3115 Alfred Street		May-10	23,917	25,941	49,858	100.0
Cateringweg 5		Jun-10	55,972	—	55,972	—
365 Main Street		Jul-10	—	226,981	226,981	84.4
720 2nd Street		Jul-10	—	121,220	121,220	95.8
2260 East El Segundo Boulevard		Jul-10	—	132,240	132,240	100.0
2121 South Price Road		Jul-10	—	293,479	293,479	96.5
4030-4050 La Fayette		Jul-10	30,333	115,070	145,403	75.8
800 Central Expressway		Aug-10	150,000	—	150,000	—
2950 Zanker Road		Aug-10	—	69,700	69,700	100.0
900 Dorothy Drive		Aug-10	—	56,176	56,176	100.0
29A International Business Park		Nov-10	308,922	61,578	370,500	16.8
43830 Devin Shafron Drive	(4)	Mar-11	63,491	49,759	113,250	9.1
43790 Devin Shafron Drive	(4)	Jun-11	—	152,138	152,138	100.0

Subtotal			635,882	2,023,248	2,659,130	90.8%

Total			2,107,693	14,967,288	17,074,981	93.9%

(1)	Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space.
(2)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease based on engineering drawings. Net rentable square feet includes tenants’ proportional share of common areas but excludes space held for redevelopment.
(3)	Occupancy rates exclude redevelopment space. For some of our properties, we calculate occupancy based on factors in addition to contractually leased square feet, including available power, required support space and common area.
(4)	Represents three developed buildings placed into service in 2010 and 2011 that are being included with a property (Devin Shafron buildings) that was acquired in 2007.

In May 2008, we acquired 701 & 717 Leonard Street, a parking garage in Dallas, Texas; however, we exclude the acquisition from our property count because it is located adjacent to our internet gateway datacenter located at 2323 Bryan Street and is not considered a separate property.

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010 and the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

Portfolio

As of June 30, 2011, our portfolio consisted of 96 properties, excluding two properties held as investments in unconsolidated joint ventures, with an aggregate of 17.1 million net rentable square feet including 2.1 million square feet held for redevelopment compared to a portfolio consisting of 87 properties, excluding one property held as an investment in an unconsolidated joint venture, with an aggregate of 15.2 million net rentable square feet including 1.9 million square feet held for redevelopment as of June 30, 2010. The increase in our portfolio reflects the acquisition of nine properties in the twelve months ended June 30, 2011.

Operating Revenues

Operating revenues during the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Rental	$202,806	$156,831	$45,975	$399,601	$308,138	$91,463
Tenant reimbursements	51,311	39,597	11,714	103,145	78,655	24,490
Construction management fee	13,759	1,036	12,723	15,576	2,450	13,126
Other	5	—	5	300	—	300

Total operating revenues	$267,881	$197,464	$70,417	$518,622	$389,243	$129,379

As shown by the same store and new properties table below, the increases in rental revenues and tenant reimbursement revenues for the three and six month periods ended June 30, 2011 compared to the same periods in 2010 were primarily due to new leasing at our same store properties and acquisition of properties. We acquired nine properties during the twelve months ended June 30, 2011.

The following table shows operating revenues for new properties (properties that were acquired after December 31, 2009) and same store properties (all other properties) (in thousands):

	Same Store			New Properties
	Three Months Ended June 30,			Three Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Rental	$157,650	$143,031	$14,619	$45,156	$13,800	$31,356
Tenant reimbursements	38,148	35,873	2,275	13,163	3,724	9,439
Construction management fee	—	—	—	13,759	1,036	12,723
Other	—	—	—	5	—	5

Total operating revenues	$195,798	$178,904	$16,894	$72,083	$18,560	$53,523

	Same Store			New Properties
	Six Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Rental	$310,712	$284,252	$26,460	$88,889	$23,886	$65,003
Tenant reimbursements	76,567	71,710	4,857	26,578	6,945	19,633
Construction management fee	—	—	—	15,576	2,450	13,126
Other	295	—	295	5	—	5

Total operating revenues	$387,574	$355,962	$31,612	$131,048	$33,281	$97,767

Same store rental revenues increased for the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily as a result of new leases at our properties during the twelve months ended June 30, 2011 due to strong demand for datacenter space, including leases of completed redevelopment space, the largest of which was for space in 43915 Devin Shafron Drive, 365 South Randolphville Road, 1232 Alma Road, 120 East Van Buren Drive and 3 St. Anne’s Boulevard. Rental revenue included amounts earned from leases with tel(x) and SoftLayer, both related parties, of approximately $15.3 million and $6.2 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $26.4 million and $11.3 million for the six months ended June 30, 2011 and 2010, respectively. Same store tenant reimbursement revenues increased for the three and six months ended June 30, 2011 as compared to the same periods in 2010 primarily as a result of new leasing and higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 43915 Devin Shafron Drive, Unit 9, Blanchardstown Corporate Park and 3 Corporate Place.

For the three and six months ended June 30, 2011, 2121 South Price Road, 365 Main Street, 720 2nd Street and 2260 East El Segundo Boulevard contributed $30.5 million, or approximately 57%, and $61.9 million, or approximately 63%, respectively, of the new properties increase in total revenues compared to the same periods in 2010.

Operating Expenses and Interest Expense

Operating expenses and interest expense during the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Rental property operating and maintenance	$72,337	$53,935	$18,402	$144,060	$106,530	$37,530
Property taxes	13,962	12,748	1,214	27,433	25,469	1,964
Insurance	1,998	1,846	152	4,049	3,581	468
Construction management	11,199	471	10,728	12,936	1,118	11,818
Depreciation and amortization	76,848	59,860	16,988	150,766	117,392	33,374
General and administrative	14,077	12,574	1,503	26,482	23,093	3,389
Transactions	740	1,715	(975)	1,421	2,548	(1,127)
Other	—	165	(165)	90	167	(77)

Total operating expenses	$191,161	$143,314	$47,847	$367,237	$279,898	$87,339

Interest expense	$39,334	$33,162	$6,172	$75,416	$64,064	$11,352

As shown in the same store and new properties table below, total expenses for the three and six months ended June 30, 2011 increased compared to the same periods in 2010 primarily as a result of higher same store utility and maintenance costs as well as increased depreciation and interest expense from additional redevelopment projects placed into service and from recently acquired properties.

The following table shows expenses for new properties (properties that were acquired after December 31, 2009) and same store properties (all other properties) (in thousands):

	Same Store			New Properties
	Three Months Ended June 30,			Three Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Rental property operating and maintenance	$50,859	$47,442	$3,417	$21,478	$6,493	$14,985
Property taxes	11,090	11,071	19	2,872	1,677	1,195
Insurance	1,579	1,743	(164)	419	103	316
Construction management	—	—	—	11,199	471	10,728
Depreciation and amortization	60,692	55,419	5,273	16,156	4,441	11,715
General and administrative (1)	14,077	12,574	1,503	—	—	—
Transactions	—	—	—	740	1,715	(975)
Other	—	165	(165)	—	—	—

Total operating expenses	$138,297	$128,414	$9,883	$52,864	$14,900	$37,964

Interest expense	$39,176	$33,162	$6,014	$158	$—	$158

	Same Store			New Properties
	Six Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Rental property operating and maintenance	$102,372	$95,812	$6,560	$41,688	$10,718	$30,970
Property taxes	22,067	22,534	(467)	5,366	2,935	2,431
Insurance	3,122	3,404	(282)	927	177	750
Construction management	—	—	—	12,936	1,118	11,818
Depreciation and amortization	119,361	109,768	9,593	31,405	7,624	23,781
General and administrative (1)	26,482	23,093	3,389	—	—	—
Transactions	—	—	—	1,421	2,548	(1,127)
Other	90	167	(77)	—	—	—

Total operating expenses	$273,494	$254,778	$18,716	$93,743	$25,120	$68,623

Interest expense	$75,089	$64,064	$11,025	$327	$—	$327

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.

Same store rental property operating and maintenance expenses increased in the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily as a result of higher utility rates in several of our properties along with redevelopment projects being placed into service leading to higher utility expense in 2011. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $6.1 million and $4.6 million for the three months ended June 30, 2011 and 2010, respectively, and $12.3 million and $8.8 million for the six months ended June 30, 2011 and 2010, respectively.

Same store depreciation and amortization expense increased in the three and six months ended June 30, 2011 compared to the same periods in 2010, principally because of depreciation of redevelopment projects that were placed into service in the final six months of 2010 and during 2011.

General and administrative expenses for the three and six months ended June 30, 2011 increased compared to the same periods in 2010 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher professional fees and marketing expenses.

Transactions expense decreased in the three and six months ended June 30, 2011 compared to the same periods in 2010, principally because of higher expenses related to the acquisitions of the New England Portfolio and 365 Main Portfolio in 2010.

Same store interest expense increased for the three and six months ended June 30, 2011 as compared to the same periods in 2010 primarily as a result of higher average outstanding debt balances during 2011 compared to 2010 primarily due to the issuance of our 5.875% Notes due 2020, the issuance of our 4.50% Notes due 2015, the issuance of our 5.250% Notes due 2021 and draws on our Prudential shelf facility. During the three months ended June 30, 2011 and 2010, we capitalized interest of approximately $4.2 million and $2.5 million, respectively, and $8.9 million and $4.4 million for the six months ended June 30, 2011 and 2010, respectively.

New properties increases were caused by properties acquired during the period from January 1, 2010 to June 30, 2011. For the three and six months ended June 30, 2011, 365 Main Street, 2121 South Price Road, 720 2nd Street and 2260 East El Segundo Boulevard contributed $23.1 million, or approximately 61%, and $43.6 million, or approximately 64%, respectively, of the new properties increase in total operating expenses compared to the same periods in 2010.

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

Our parent company issues public equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company which are fully reimbursed by the operating partnership. Our parent company itself does not hold any indebtedness other than guarantees of some of the indebtedness of our operating partnership, and its only material asset is its ownership of partnership interests of our operating partnership. Therefore, the consolidated assets and liabilities and the consolidated revenues and expenses of our parent company and our operating partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by our parent company. However, all debt is held directly or indirectly at the operating partnership level. Our parent company’s principal funding requirement is the payment of dividends on its common and preferred shares. Our parent company’s principal source of funding for its dividend payments is distributions it receives from our operating partnership.

As the sole general partner of our operating partnership, our parent company has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control. Our parent company causes our operating partnership to distribute such portion of its available cash as our parent company may in its discretion determine, in the manner provided in our operating partnership’s partnership agreement. Our parent company receives proceeds from its equity issuances from time to time, but is generally required by our operating partnership’s partnership agreement to contribute the proceeds from its equity issuances to our operating partnership in exchange for partnership units of our operating partnership.

Our parent company is a well-known seasoned issuer with an effective shelf registration statement filed on May 1, 2009, as amended by Post-Effective Amendment No. 1 filed on November 15, 2010, that allows our parent company to register unspecified various classes of equity securities. As circumstances warrant, our parent company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. Any proceeds from such equity issuances would be generally contributed to our operating partnership in exchange for additional equity interests in our operating partnership. Our operating partnership may use the proceeds to acquire additional properties, to fund development and redevelopment opportunities and for general working capital purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or preferred securities.

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

In June 2011, our parent company completed its previous At-the-Market equity distribution program, under which it sold 6,790,653 shares of its common stock for gross proceeds of $400.0 million, resulting in net proceeds of approximately $394.0 million after deducting commissions and before offering expenses. Our parent company has used and intends to use the proceeds from the sale of shares pursuant to the program to temporarily repay borrowings under our operating partnership’s revolving credit facility, to acquire additional properties, to fund development and redevelopment opportunities and for general corporate purposes, including potentially the repayment or repurchase of outstanding debt. For the three and six months ended June 30, 2011, our parent company generated net proceeds of approximately $171.2 million and $176.9 million, respectively, from the issuance of approximately 2.9 million and 3.0 million common shares, respectively, under the program at an average price of $60.58 and $60.51 per share, respectively, after payment of approximately $2.6 million and $2.7 million, respectively, of commissions to the sales agents. The proceeds from the issuances were contributed to our operating partnership in exchange for the issuance of approximately 2.9 million and 3.0 million common units, respectively, to our parent company. For the three and six months ended June 30, 2010, our parent company generated net proceeds of approximately $12.7 million and $67.5 million, respectively, from the issuance of approximately 0.2 million and 1.3 million common shares, respectively, under the program at an average price of $58.38 and $51.87 per share, respectively, after payment of approximately $0.2 million and $1.0 million, respectively, of commissions to the sales agents. The proceeds from the issuances were contributed to our operating partnership in exchange for the issuance of approximately 0.2 million and 1.3 million common units, respectively, to our parent company.

On June 29, 2011, our parent company commenced a new At-the-Market equity distribution program under which it can issue and sell up to $400.0 million of its common stock through, at its discretion, any of Merrill Lynch, Pierce Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC as its sales agents. During the three months ended June 30, 2011, no sales were made under the new At-the-Market equity distribution program. Our parent company intends to use the net proceeds from the program to temporarily repay borrowings under our operating partnership’s revolving credit facility, to acquire additional properties, to fund development and redevelopment opportunities and for general working capital purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or preferred equity securities. The sales of common stock under the equity distribution program will be made in “at the market” offerings as defined in Rule 415 of the Securities Act.

During the six months ended June 30, 2011, our operating partnership exchanged approximately $40.5 million aggregate principal amount of its 4.125% Exchangeable Senior Debentures, or the 2026 Debentures, for a combination of cash (approximately $52.2 million) and 372,068 restricted shares of our parent company’s common stock at the request of holders pursuant to the terms of the indenture governing the 2026 Debentures. During the six months ended June 30, 2010, we entered into an agreement with an institutional holder of approximately $37.0 million principal amount of the 2026 Debentures to exchange such debentures held by such holder for a combination of cash (approximately $0.7 million including accrued interest) and 1,160,950 privately issued shares of our common stock. In addition, we exchanged $250,000 aggregate principal amount of the 2026 Debentures for approximately $0.4 million in cash and 682 restricted shares of our parent company’s common stock pursuant to the terms of the indenture governing the 2026 Debentures. We funded these exchanges with available cash and/or borrowings under our operating partnership’s revolving credit facility.

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

During the six months ended June 30, 2011, our parent company declared the following dividends (in thousands):

Date dividend declared	Dividend payable date	Series C Preferred Stock (1)	Series D Preferred Stock (2)	Common Stock (3)
February 10, 2011	March 31, 2011	$1,832	$4,690	$62,459
April 25, 2011	June 30, 2011	$1,441	$3,272	$67,031

		$3,273	$7,962	$129,490

(1)	$1.094 annual rate of dividend per share.
(2)	$1.375 annual rate of dividend per share.
(3)	$2.720 annual rate of dividend per share.

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

As of June 30, 2011, we had $27.9 million of cash and cash equivalents, excluding $56.9 million of restricted cash. Restricted cash primarily consists of interest-bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements, as well as capital expenditures.

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

As of June 30, 2011, our revolving credit facility had a total capacity of $750.0 million. Our revolving credit facility matures on August 31, 2011, subject to a one-year extension option. The bank group is obligated to grant the extension option provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility. On July 8, 2011, we submitted notice of our intent to exercise such option to extend the maturity date of our revolving credit facility. Upon effectiveness of the extension, which is expected to occur in August 2011, our revolving credit facility will be scheduled to mature in August 2012. As of June 30, 2011, borrowings under the revolving credit facility bore interest at a blended rate of 1.39% (U.S), 2.50% (Euro) and 1.83% (GBP), which are based on 1-month LIBOR, 1-month EURIBOR and 1-month GBP LIBOR, respectively, plus a margin of 1.20%. The revolving credit facility has a $515.0 million sub-facility for multicurrency advances in British Pounds Sterling, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt securities. As of June 30, 2011, approximately $341.4 million was drawn under this facility and $30.5 million of letters of credit were issued, leaving approximately $378.0 million available for use.

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

On April 15, 2011, we completed the acquisition of a 38.8 acre development site located contiguous to our datacenter campus in Ashburn, Virginia. The purchase price was $17.3 million. We funded the acquisition with borrowings under our revolving credit facility.

In June 2011, our parent company completed its previous At-the-Market equity distribution program discussed under “Liquidity and Capital Resources of the Parent Company” above. For the three and six months ended June 30, 2011, our parent company generated net proceeds of approximately $171.2 million and $176.9 million, respectively, from the issuance of approximately 2.9 million and 3.0 million common shares, respectively, under the program at an average price of $60.58 and $60.51 per share, respectively, after payment of approximately $2.6 million and $2.7 million, respectively, of commissions to the sales agents. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 2.9 million and 3.0 million common units, respectively, to our parent company. For the three and six months ended June 30, 2010, our parent company generated net proceeds of approximately $12.7 million and $67.5 million, respectively, from the issuance of approximately 0.2 million and 1.3 million common shares, respectively, under the program at an average price of $58.38 and $51.87, respectively, per share after payment of approximately $0.2 million and $1.0 million, respectively, of commissions to the sales agents. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 0.2 million and 1.3 million common units, respectively, to our parent company.

On June 29, 2011, our parent company commenced its new At-the-Market equity distribution program discussed under “Liquidity and Capital Resources of the Parent Company” above. During the six months ended June 30, 2011, no sales were made under the new At-the-Market equity distribution program.

On June 24, 2011, we acquired the noncontrolling ownership interest in the entity that owns Datacenter Park Dallas, from our joint venture partner for $53.2 million (subject to adjustment in limited circumstances), resulting in full ownership by us. The 7-building development property is located in Richardson, Texas and totals approximately 796,000 square feet. During the second quarter of 2011, in connection with the acquisition of the noncontrolling ownership interest in Datacenter Park Dallas, we also repaid in full secured debt on the property for approximately $16.2 million. During the second quarter of 2011, we also prepaid the secured debt on the 3 Corporate Place property in Piscataway, New Jersey totaling approximately $80.0 million and paid at maturity the secured debt on the 6 Braham Street property in London, England totaling approximately $20.3 million. We financed these activities with borrowings under our revolving credit facility.

During the six months ended June 30, 2011, we exchanged approximately $40.5 million aggregate principal amount of our 2026 Debentures for a combination of cash (approximately $52.2 million) and 372,068 restricted shares of Digital Realty Trust, Inc. common stock at the request of holders pursuant to the terms of the indenture governing our 2026 Debentures. During the six months ended June 30, 2010, we entered into an agreement with an institutional holder of approximately $37.0 million principal amount of our 2026 Debentures to exchange such debentures held by such holder for a combination of cash (approximately $0.7 million including accrued interest) and 1,160,950 privately issued shares of our common stock. In addition, we exchanged $250,000 aggregate principal amount of the 2026 Debentures for approximately $0.4 million in cash and 682 restricted shares of our parent company’s common stock pursuant to the terms of the indenture governing the 2026 Debentures. We funded these exchanges with available cash and/or borrowings under our revolving credit facility.

Construction

As of June 30, 2011 and December 31, 2010, work in progress, including the proportionate land and property costs related to current construction projects, amounted to $323.0 million, or $409.4 million including construction accruals and certain capitalized costs, and $202.0 million, or $274.8 million including construction accruals and certain capitalized costs, respectively. Separately, our redevelopment program included the proportionate land and building costs related to other targeted projects in the amount of $79.5 million and $184.0 million as of June 30, 2011 and December 31, 2010, respectively. Work in progress related to non-redevelopment projects, primarily tenant and building improvements, amounted to $3.9 million and $2.0 million as of June 30, 2011 and December 31, 2010, respectively.

Future Uses of Cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of June 30, 2011, we had approximately 2.1 million square feet of redevelopment space and we also owned approximately 224,000 net rentable square feet of Turn-Key Datacenter® space with extensive installed tenant improvements that we may subdivide during the next two years rather than lease to large single tenants. Turn-Key Datacenter® space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Datacenter® and Powered Base Building® space, we expect to incur significant tenant improvement costs to develop and redevelop these types of spaces. At June 30, 2011, approximately 944,000 square feet of space was under construction for Turn-Key Datacenter®, Powered Base Building® and Build-to-Suit product, all of which will be income producing when complete, in seven U.S. domestic markets, two European markets, and Singapore consisting of approximately 382,000 square feet of development projects and 562,000 square feet of redevelopment projects. At June 30, 2011, we had commitments under construction contracts for approximately $119.2 million. We currently expect to incur approximately $250.0 million to $375.0 million of capital expenditures for our development and redevelopment programs during the six months ended December 31, 2011, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Historical Capital Expenditures

	Six Months Ended
	June 30, 2011	June 30, 2010
Development projects	$45,048	$25,823
Redevelopment projects	203,518	82,773
Other capital expenditures	27,140	31,106

Total capital expenditures (excluding indirect costs)	$275,706	$139,702

For the six months ended June 30, 2011, total capital expenditures increased $136.0 million to $275.7 million from the six months ended June 30, 2010. Our development capital expenditures for the six months ended June 30, 2011 were approximately $45.0 million, which reflects an increase of approximately 74% from the same period in 2010. This increase was primarily due to increased spending for Powered Base Building® product and base building improvements for our Turn-Key Datacenter® product. Our development capital expenditures are generally funded by our available cash and equity and debt capital. We also spent approximately $203.5 million in the six months ended June 30, 2011 on redevelopment projects, which reflects an increase of approximately 146% compared to the same period in 2010. This increase was primarily due to a general increase in the level of construction activity in the U.S., Europe and Singapore. Our redevelopment capital expenditures are generally funded by our available cash and equity and debt capital. Other capital expenditures include capitalized replacement and other projects relating to the existing operating portfolio and decreased in the six months ended June 30, 2011 compared to the same period in 2010 primarily due to a general decrease in the level of activity related to these projects.

Indirect costs, including capitalized interest, capitalized in the six months ended June 30, 2011 and 2010 were $21.2 million and $13.3 million, respectively. Capitalized interest comprised approximately $8.9 million and $4.4 million, respectively, of the total indirect costs capitalized for the six months ended June 30, 2011 and 2010. The increase in capitalized interest in the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to an increase in the amount of capital expenditures in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Excluding capitalized interest, the increase in direct costs in the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities. See “—Future Uses of Cash” for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2011.

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

Distributions

All distributions on our units are at the discretion of our parent company’s board of directors. During the six months ended June 30, 2011, our operating partnership declared the following distributions (in thousands):

Date distribution declared	Distribution payable date	Series C Preferred Units (1)	Series D Preferred Units (2)	Common Units (3)
February 10, 2011	March 31, 2011	$1,832	$4,690	$66,252
April 25, 2011	June 30, 2011	$1,441	$3,272	$70,577

		$3,273	$7,962	$136,829

(1)	$1.094 annual rate of distribution per unit.
(2)	$1.375 annual rate of distribution per unit.
(3)	$2.720 annual rate of distribution per unit.

Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the leases of the 192,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2012. We made payments of approximately $0.8 million and $3.8 million to the seller during the six months ended June 30, 2011 and 2010, respectively. We have recorded approximately $1.5 million and $2.3 million for this contingent liability on our consolidated balance sheet at June 30, 2011 and December 31, 2010, respectively.

As part of the acquisition of Clonshaugh Industrial Estate I, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other liabilities include $1.4 million and $1.3 million for this liability as of June 30, 2011 and December 31, 2010, respectively. We made payments of $0.1 million to the seller during each of the six months ended June 30, 2011 and 2010.

As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined. As of June 30, 2011, construction is not complete and there have been no leases executed that would cause an amount to become probable of payment and therefore no amount is accrued as of June 30, 2011. The maximum amount that could be earned by the seller is S$50.0 million (or approximately $40.7 million based on the exchange rate as of June 30, 2011). The earnout contingency expires in November 2020.

As of June 30, 2011, we were a party to interest rate cap and swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt, as of June 30, 2011 (in millions):

Debt Summary:
Fixed rate	$2,458.6
Variable rate debt subject to interest rate swaps and caps	267.6

Total fixed rate debt (including interest rate swaps and caps)	2,726.2
Variable rate—unhedged	341.4

Total	$3,067.6

Percent of Total Debt:
Fixed rate (including swapped debt)	88.9%
Variable rate	11.1%

Total	100.0%

Effective Interest Rate as of June 30, 2011(1):
Fixed rate (including hedged variable rate debt)	5.58%
Variable rate	1.54%
Effective interest rate	5.13%

(1)	Excludes impact of deferred financing cost amortization.

As of June 30, 2011, we had approximately $3.1 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total enterprise value was approximately 31% (based on the closing price of our parent company’s common stock on June 30, 2011 of $61.78). For this purpose, our total enterprise value is defined as the sum of the market value of our parent company’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our incentive award plan, plus the liquidation value of our parent company’s preferred stock, plus the aggregate value of our operating partnership units not held by our parent company (with the per unit value equal to the market value of one share of our parent company’s common stock and excluding long-term incentive units and Class C Units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various LIBOR, GBP LIBOR and EURIBOR rates ranging from one to twelve months, depending on the respective agreement governing the debt. Assuming maturity of the 2026 Debentures and the 2029 Debentures at their first redemption dates in August 2011 and April 2014, respectively, as of June 30, 2011, our debt had a weighted average term to initial maturity of approximately 4.8 years (approximately 4.9 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of June 30, 2011, we were party to interest rate swap and cap agreements related to $267.6 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

The 2026 Debentures provide for excess exchange value to be paid in cash and/or shares of Digital Realty Trust, Inc. common stock if the stock price exceeds a certain amount. If such debentures were exchanged in full on June 30, 2011, we would owe approximately $48.3 million to the holders of such debentures, payable in cash equal to the principal balance plus $48.0 million, equal to the excess exchange value, payable in cash and/or shares of Digital Realty Trust, Inc. common stock. See note 6 to our condensed consolidated financial statements for a further description of our 2026 Debentures.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010

The following table shows cash flows and ending cash and cash equivalent balances for the six months ended June 30, 2011 and 2010, respectively (in thousands):

	Six Months Ended June 30,
	2011	2010	Change
Net cash provided by operating activities	$189,723	$143,072	$46,651
Net cash used in investing activities	(331,021)	(586,486)	255,465
Net cash provided by financing activities	157,479	713,717	(556,238)

Net increase in cash and cash equivalents	$16,181	$270,303	$(254,122)

The increase in net cash provided by operating activities was due to increased cash flows from new leasing at our same store properties, completed and leased redevelopment space and our acquisition of new operating properties which was partially offset by increased operating and interest expenses. Net cash used in investing activities decreased for the six months ended June 30, 2011, as we had a decrease in cash paid for acquisitions for the six months ended June 30, 2011 ($17.5 million) as compared to in the same period in 2010 ($406.0 million) partially offset by an increase in cash paid for capital expenditures for the six months ended June 30, 2011 ($307.9 million) as compared to the same period in 2010 ($153.7 million).

Cash flows from financing activities for the company consisted of the following amounts (in thousands):

	Six Months Ended June 30,
	2011	2010	Change
Proceeds from borrowings, net of repayments	$(114,254)	$(84,513)	$(29,741)
Net proceeds from issuance of common stock, including exercise of stock options	179,319	448,323	(269,004)
Net proceeds from 2020 Notes	—	486,601	(486,601)
Net proceeds from 2021 Notes	395,815	—	395,815
Principal payments on 2026 Debentures	(40,457)	(250)	(40,207)
Purchase of noncontrolling interests in consolidated joint venture	(53,240)	—	(53,240)
Dividend and distribution payments	(199,274)	(141,791)	(57,483)
Other	(10,430)	5,347	(15,777)

Net cash provided by financing activities	$157,479	$713,717	$(556,238)

The decrease in net cash provided by financing activities was primarily due to the issuance of our 2021 Notes (net proceeds of $395.8 million) and common stock (net proceeds of $176.3 million) during the six months ended June 30, 2011 as compared to the issuance of our 2020 Notes (net proceeds of $486.6 million) and common stock (net proceeds of $444.7 million) during the six months ended June 30, 2010. The increase in dividend and distribution payments for the six months ended June 30, 2011 as compared to the same period in 2010 was a result of an increase in shares outstanding and dividend amount per share in 2011 as compared to 2010.

Cash flows from financing activities for the operating partnership consisted of the following amounts (in thousands).

	Six Months Ended June 30,
	2011	2010	Change
Proceeds from borrowings, net of repayments	$(114,254)	$(84,513)	$(29,741)
General partner contributions, net	179,319	448,323	(269,004)
Net proceeds from 2020 Notes	—	486,601	(486,601)
Net proceeds from 2021 Notes	395,815	—	395,815
Principal payments on 2026 Debentures	(40,457)	(250)	(40,207)
Purchase of noncontrolling interests in consolidated joint venture	(53,240)	—	(53,240)
Distribution payments	(199,274)	(141,791)	(57,483)
Other	(10,430)	5,347	(15,777)

Net cash provided by financing activities	$157,479	$713,717	$(556,238)

The decrease in net cash provided by financing activities was primarily due to the issuance of the 2021 Notes (net proceeds of $395.8 million) during the six months ended June 30, 2011 as compared to the issuance of the 2020 Notes (net proceeds of $486.6 million) during the six months ended June 30, 2010. General partner contributions were primarily related to the issuance of our operating partnership’s units to the company in connection with the company’s common stock offerings, including under the previous equity distribution program. The increase in distribution payments for the six months ended June 30, 2011 as compared to the same period in 2010 was a result of an increase in units outstanding and distribution amount per unit in 2011 as compared to 2010.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in our operating partnership that are not owned by Digital Realty Trust, Inc., which, as of June 30, 2011, amounted to 4.9% of our operating partnership common units. In conjunction with our formation, GI Partners received common units, in exchange for contributing ownership interests in properties to our operating partnership. Also, our operating partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU “) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity and requires the presentation of components of net income and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This pronouncement is effective for us in the first quarter of 2012 and will not have a significant impact to our consolidated financial statements.

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

Funds from Operations

We calculate Funds from Operations, or FFO, in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) available to common stockholders and unitholders (computed in accordance with U.S. GAAP), excluding gains (or losses) from sales of property, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. Other REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to such other REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance.

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income available to common stockholders	$31,990	$9,091	$62,970	$23,835
Adjustments:
Noncontrolling interests in operating partnership	1,582	560	3,234	1,533
Real estate related depreciation and amortization (1)	76,405	59,517	149,911	116,692
Real estate related depreciation and amortization related to investment in unconsolidated joint ventures	893	688	1,785	1,461

FFO available to common stockholders and unitholders (2)	$110,870	$69,856	$217,900	$143,521

Basic FFO per share and unit	$1.10	$0.81	$2.21	$1.69
Diluted FFO per share and unit (2)	$1.02	$0.76	$2.03	$1.57

Weighted average common stock and units outstanding
Basic	101,056	86,150	98,699	84,700
Diluted (2)	117,845	106,386	116,744	104,767
(1) Real estate depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	76,848	59,860	150,766	117,392
Non-real estate depreciation	(443)	(343)	(855)	(700)

	$76,405	$59,517	$149,911	$116,692

(2)	At June 30, 2011, we had 5,271 series C convertible preferred shares and 9,518 series D convertible preferred shares outstanding that were convertible into 2,865 common shares and 6,419 common shares on a weighted average basis for the three months ended June 30, 2011, respectively. In addition, we had a balance of $266,400 of 5.50% exchangeable senior debentures that were exchangeable for 6,289 common shares on a weighted average basis for the three months ended June 30, 2011. See below for calculations of diluted FFO available to common stockholders and unitholders and weighted average common stock and units outstanding.

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
FFO available to common stockholders and unitholders	$110,870	$69,856	$217,900	$143,521

Add: Series C convertible preferred dividends	1,441	1,914	3,273	3,828
Add: Series D convertible preferred dividends	3,272	4,742	7,962	9,484
Add: 5.50% exchangeable senior debentures interest expense	4,050	4,050	8,100	8,100

FFO available to common stockholders and unitholders—diluted	$119,633	$80,562	$237,235	$164,933

Weighted average common stock and units outstanding	101,056	86,150	98,699	84,700
Add: Effect of dilutive securities (excluding series C and D convertible preferred stock and 5.50% exchangeable senior debentures)	1,216	2,146	1,138	1,988
Add: Effect of dilutive series C convertible preferred stock	2,865	3,657	3,256	3,657
Add: Effect of dilutive series D convertible preferred stock	6,419	8,238	7,371	8,227
Add: Effect of dilutive 5.50% exchangeable senior debentures	6,289	6,195	6,280	6,195

Weighted average common stock and units outstanding—diluted	117,845	106,386	116,744	104,767

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Analysis of Debt between Fixed and Variable Rate.

We use interest rate swap and cap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of June 30, 2011, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$2,458.6	$2,764.4
Variable rate debt subject to interest rate swaps and caps	267.6	269.1

Total fixed rate debt (including interest rate swaps and caps)	2,726.2	3,033.5
Variable rate debt	341.4	341.4

Total outstanding debt	$3,067.6	$3,374.9

Interest rate swaps included in this table and their fair values as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of June 30, 2011		As of December 31, 2010		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of June 30, 2011	As of December 31, 2010
$—		$19,515	(1)	Swap	4.944	Jul. 10, 2006	Apr. 10, 2011	$—	$(231)
68,747	(1)	66,858	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013	(2,606)	(2,471)
15,024	(2)	13,978	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013	(593)	(828)
10,870	(2)	10,113	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013	(448)	(621)
9,566	(2)	8,900	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013	(412)	(557)
44,534	(2)	41,430	(2)	Swap	3.776	Dec. 5, 2006	Jan. 18, 2012	(516)	(1,129)
38,289	(2)	35,620	(2)	Swap	4.000	Dec. 20, 2006	Jan. 18, 2012	(491)	(1,054)
43,506	(2)	40,152	(2)	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014	(630)	(1,139)
16,576		16,976		Cap	4.000	June 24, 2009	June 25, 2012	—	3
20,500		20,500		Cap	4.000	Aug. 4, 2010	June 15, 2013	4	30

$267,612		$274,042						$(5,692)	$(7,997)

(1)	Translation to U.S. dollars is based on exchange rate of $1.61 to £1.00 as of June 30, 2011 and $1.56 to £1.00 as of December 31, 2010.
(2)	Translation to U.S. dollars is based on exchange rate of $1.45 to €1.00 as of June 30, 2011 and $1.34 to €1.00 as of December 31, 2010.

Sensitivity to Changes in Interest Rates.

The following table shows the effect if assumed changes in interest rates occurred:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps and caps following an assumed 10% increase in interest rates	14	$0.6
Decrease in fair value of interest rate swaps and caps following an assumed 10% decrease in interest rates	(14)	(0.6)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped or capped interest following a 10% increase in interest rates	14	0.5
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped or capped interest following a 10% decrease in interest rates	(14)	(0.5)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(14)	16.3
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	14	(15.2)

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

Foreign Currency Exchange Risk

For the six months ended June 30, 2011 and 2010, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, Singapore and Canada and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British Pound, Euro, Swiss Franc and the Singapore Dollar, except for our Canadian property for which the functional currency is the U.S. dollar. Our primary currency exposures are to the Euro and the British Pound. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended June 30, 2011 and 2010, operating revenues from properties outside the United States contributed $27.5 million and $22.4 million, respectively, which represented 10.3% and 11.3% of our operating revenues, respectively, and for the six months ended June 30, 2011 and 2010, operating revenues from properties outside the United States contributed $53.2 million and $45.5 million, respectively, which represented 10.3% and 11.7% of our operating revenues, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

During the three months ended June 30, 2011, Digital Realty Trust, Inc. issued 68,995 restricted shares of its common stock and our operating partnership paid approximately $4.6 million in cash to holders of our operating partnership’s 2026 Debentures in exchange for approximately $4.6 million in aggregate principal amount of our operating partnership’s 2026 Debentures at the request of holders pursuant to the terms of the indenture governing the 2026 Debentures.

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

Digital Realty Trust, L.P.

During the three months ended June 30, 2011, Digital Realty Trust, Inc. contributed an aggregate of 68,995 restricted shares of its common stock to our operating partnership, and our operating partnership delivered the shares and approximately $4.6 million in cash in exchange for approximately $4.6 million in aggregate principal amount of its 2026 Debentures at the request of holders pursuant to the terms of the indenture governing the 2026 Debentures. Digital Realty Trust, Inc. contributed the shares to our operating partnership in exchange for an aggregate of 68,995 common units.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on February 26, 2010).

3.2	Second Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on March 19, 2009).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 (File No. 000-54023) filed on June 25, 2010).

3.4	Eighth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 13, 2009).

10.1†	Second Amendment to Employment Agreement, dated June 7, 2011, among Digital Realty Trust, Inc., DLR, LLC and Richard A. Magnuson.

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

Exhibit Number	Description

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101**	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2011 and 2010; (iii) Condensed Consolidated Statement of Equity/Statement of Capital for the six months ended June 30, 2011; (iv) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (vi) Notes to Condensed Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

August 5, 2011	/S/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer (principal executive officer)

August 5, 2011	/S/ A. WILLIAM STEIN
A. William Stein Chief Financial Officer and Chief Investment Officer (principal financial officer)

August 5, 2011	/S/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

	By:	Digital Realty Trust, Inc. Its general partner

By:

August 5, 2011	/S/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer (principal executive officer)

August 5, 2011	/S/ A. WILLIAM STEIN
A. William Stein Chief Financial Officer and Chief Investment Officer (principal financial officer)

August 5, 2011	/S/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)

Exhibit Index

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on February 26, 2010).

3.2	Second Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on March 19, 2009).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 (File No. 000-54023) filed on June 25, 2010).

3.4	Eighth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 13, 2009).

10.1†	Second Amendment to Employment Agreement, dated June 7, 2011, among Digital Realty Trust, Inc., DLR, LLC and Richard A. Magnuson.

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

Exhibit Number	Description

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101**	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2011 and 2010; (iii) Condensed Consolidated Statement of Equity/Statement of Capital for the six months ended June 30, 2011; (iv) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (vi) Notes to Condensed Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.