Form 10-Q
period 2011-09-30
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2011-11-07
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Digital Realty Trust, Inc.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Digital Realty Trust, L.P.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at November 1, 2011
Common Stock, $.01 par value per share	104,954,380

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2011 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of September 30, 2011, Digital Realty Trust, Inc. owned an approximate 95.4% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 4.6% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of Digital Realty Trust, Inc. As of September 30, 2011, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

There are a few differences between our company and our operating partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between our company and our operating partnership in the context of how we operate as an interrelated consolidated company. Digital Realty Trust, Inc. is a REIT, whose only material asset is its ownership of partnership interests of Digital Realty Trust, L.P. As a result, Digital Realty Trust, Inc. does not conduct business itself, other than acting as the sole general partner of Digital Realty Trust, L.P., issuing public equity from time to time and guaranteeing certain unsecured debt of Digital Realty Trust, L.P. Digital Realty Trust, Inc. itself does not issue any indebtedness but guarantees some of the unsecured debt of Digital Realty Trust, L.P., as disclosed in this report. Digital Realty Trust, L.P. holds substantially all the assets of the company and holds the ownership interests in the company’s joint ventures. Digital Realty Trust, L.P. conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Digital Realty Trust, Inc., which are generally contributed to Digital Realty Trust, L.P. in exchange for partnership units, Digital Realty Trust, L.P. generates the capital required by the company’s business through Digital Realty Trust, L.P.’s operations, by Digital Realty Trust, L.P.’s direct or indirect incurrence of indebtedness or through the issuance of partnership units.

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

To help investors understand the significant differences between the company and the operating partnership, this report presents the following separate sections for each of the company and the operating partnership:

•	condensed consolidated financial statements;

•	the following notes to the condensed consolidated financial statements:

•	Debt of the Company and Debt of the Operating Partnership;

•	Income per Share and Income per Unit; and

•	Equity and Accumulated Other Comprehensive Loss, Net of the Company and Capital and Accumulated Other Comprehensive Loss of the Operating Partnership;

•	Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Unregistered Sales of Equity Securities and Use of Proceeds.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$522,309	$478,629
Acquired ground leases	6,375	6,374
Buildings and improvements	5,001,137	4,459,047
Tenant improvements	291,452	283,492

Total investments in properties	5,821,273	5,227,542
Accumulated depreciation and amortization	(838,034)	(660,700)

Net investments in properties	4,983,239	4,566,842
Investment in unconsolidated joint ventures	18,423	17,635

Net investments in real estate	5,001,662	4,584,477
Cash and cash equivalents	38,732	11,719
Accounts and other receivables, net of allowance for doubtful accounts of $2,160 and $3,250 as of September 30, 2011 and December 31, 2010, respectively	90,647	70,337
Deferred rent	231,825	190,067
Acquired above market leases, net	31,822	40,539
Acquired in place lease value and deferred leasing costs, net	315,963	334,366
Deferred financing costs, net	22,084	22,825
Restricted cash	55,230	60,062
Other assets	38,447	15,091

Total assets	$5,826,412	$5,329,483

LIABILITIES AND EQUITY
Revolving credit facilities	$163,113	$333,534
Unsecured senior notes, net of discount	1,440,828	1,066,030
Exchangeable senior debentures	266,400	353,702
Mortgage loans, net of premiums	916,199	1,043,188
Other secured loan	10,500	10,500
Accounts payable and other accrued liabilities	289,560	237,631
Accrued dividends and distributions	—	51,210
Acquired below market leases, net	78,724	93,250
Security deposits and prepaid rents	84,208	85,775

Total liabilities	3,249,532	3,274,820
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value, 30,000,000 authorized:
Series C Cumulative Convertible Preferred Stock, 4.375%, $128,159 and $174,999 liquidation preference, respectively ($25.00 per share), 5,126,364 and 6,999,955 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	123,820	169,067
Series D Cumulative Convertible Preferred Stock, 5.500%, $220,653 and $344,683 liquidation preference, respectively ($25.00 per share), 8,826,115 and 13,787,300 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	213,361	333,274
Series E Cumulative Redeemable Preferred Stock, 7.000%, $287,500 and $0 liquidation preference, respectively ($25.00 per share), 11,500,000 and 0 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	277,402	—
Common Stock: $0.01 par value, 145,000,000 authorized, 104,102,878 and 91,159,221 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1,038	909
Additional paid-in capital	2,404,305	1,849,497
Accumulated dividends in excess of earnings	(452,590)	(348,148)
Accumulated other comprehensive loss, net	(50,993)	(42,081)

Total stockholders’ equity	2,516,343	1,962,518

Noncontrolling Interests:
Noncontrolling interests in operating partnership	47,504	52,436
Noncontrolling interests in consolidated joint ventures	13,033	39,709

Total noncontrolling interests	60,537	92,145

Total equity	2,576,880	2,054,663

Total liabilities and equity	$5,826,412	$5,329,483

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Revenues:
Rental	$206,846	$184,204	$606,447	$492,342
Tenant reimbursements	56,656	52,975	159,801	131,630
Construction management	9,372	307	24,948	2,757
Other	602	—	902	—

Total operating revenues	273,476	237,486	792,098	626,729

Operating Expenses:
Rental property operating and maintenance	82,164	73,863	226,224	180,393
Property taxes	13,055	14,030	40,488	39,499
Insurance	1,961	2,168	6,010	5,749
Construction management	7,391	293	20,327	1,411
Depreciation and amortization	79,047	70,128	229,813	187,520
General and administrative	14,600	11,878	41,082	34,971
Transactions	3,632	4,666	5,053	7,214
Other	—	59	90	226

Total operating expenses	201,850	177,085	569,087	456,983

Operating income	71,626	60,401	223,011	169,746

Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	1,390	1,061	3,656	3,994
Interest and other income	2,218	327	2,862	392
Interest expense	(37,078)	(36,737)	(112,494)	(100,801)
Tax expense	(461)	(343)	(1,122)	(1,593)
Loss from early extinguishment of debt	(6)	(1,083)	(984)	(2,624)

Net income	37,689	23,626	114,929	69,114

Net income attributable to noncontrolling interests	(1,345)	(590)	(4,380)	(2,041)

Net income attributable to Digital Realty Trust, Inc.	36,344	23,036	110,549	67,073

Preferred stock dividends	(4,436)	(9,194)	(15,671)	(29,396)
Costs on redemption of preferred stock	—	(4,203)	—	(4,203)

Net income available to common stockholders	$31,908	$9,639	$94,878	$33,474

Net income per share available to common stockholders:
Basic	$0.32	$0.11	$0.99	$0.41
Diluted	$0.31	$0.11	$0.97	$0.40

Weighted average common shares outstanding:
Basic	100,588,235	87,908,953	96,137,611	82,111,128
Diluted	101,912,342	90,136,912	97,316,650	84,137,205

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2010	$502,341	91,159,221	$909	$1,849,497	$(348,148)	$(42,081)	$1,962,518	$52,436	$39,709	$92,145	$2,054,663
Conversion of units to common stock	—	570,181	7	6,553	—	—	6,560	(6,560)	—	(6,560)	—
Issuance of restricted stock, net of forfeitures	—	79,481	—	—	—	—	—	—	—	—	—
Net proceeds from sale of common stock	—	7,078,687	70	413,522	—	—	413,592	—	—	—	413,592
Exercise of stock options	—	90,171	1	3,415	—	—	3,416	—	—	—	3,416
Issuance of common stock in exchange for debentures	—	1,087,820	11	(11,461)	—	—	(11,450)	—	—	—	(11,450)
Issuance of series E preferred stock, net of offering costs	277,402	—	—	—	—	—	277,402	—	—	—	277,402
Conversion of preferred stock	(165,160)	4,037,317	40	165,120	—	—	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	12,308	—	—	12,308	—	—	—	12,308
Reclassification of vested share based awards	—	—	—	(7,929)	—	—	(7,929)	7,929	—	7,929	—
Dividends declared on preferred stock	—	—	—	—	(15,671)	—	(15,671)	—	—	—	(15,671)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(199,320)	—	(199,320)	(10,756)	—	(10,756)	(210,076)
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	—	119	119	119
Purchase of noncontrolling interests of a consolidated joint venture	—	—	—	(26,720)	—	—	(26,720)	—	(26,520)	(26,520)	(53,240)
Net income	—	—	—	—	110,549	—	110,549	4,655	(275)	4,380	114,929
Other comprehensive loss - foreign currency translation adjustments	—	—	—	—	—	(10,262)	(10,262)	(281)	—	(281)	(10,543)
Other comprehensive loss - fair value of interest rate swaps	—	—	—	—	—	(2,907)	(2,907)	(129)	—	(129)	(3,036)
Other comprehensive income - reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	4,257	4,257	210	—	210	4,467

Balance as of September 30, 2011	$614,583	104,102,878	$1,038	$2,404,305	$(452,590)	$(50,993)	$2,516,343	$47,504	$13,033	$60,537	$2,576,880

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net income	$37,689	$23,626	$114,929	$69,114

Other comprehensive income (loss):
Foreign currency translation adjustments	(35,580)	25,907	(10,543)	(11,612)
Decrease in fair value of interest rate swaps	(2,089)	(2,036)	(3,036)	(8,132)
Reclassification to interest expense from interest rate swaps	1,293	1,631	4,467	5,031

Comprehensive income	1,313	49,128	105,817	54,401

Comprehensive loss (income) attributable to noncontrolling interests	207	(1,935)	(4,180)	(971)

Comprehensive income attributable to Digital Realty Trust, Inc.	$1,520	$47,193	$101,637	$53,430

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:

Net income	$114,929	$69,114
Adjustments to reconcile net income to net cash provided by operating activities

Loss on early extinguishment of debt-non cash portion	558	2,119
Equity in earnings of unconsolidated joint ventures	(3,656)	(3,994)
Distributions from unconsolidated joint venture	3,250	3,000
Write-off of net assets due to early lease terminations	81	227
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	181,499	148,263
Amortization of share-based unearned compensation	10,263	10,175
Recovery of doubtful accounts	(1,090)	(290)
Amortization of deferred financing costs	7,246	8,050
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	85	—
Amortization of debt discount/premium	1,813	3,205
Amortization of acquired in place lease value and deferred leasing costs	48,313	39,258
Amortization of acquired above market leases and acquired below market leases, net	(5,663)	(6,504)
Changes in assets and liabilities:
Restricted cash	288	(3,285)
Accounts and other receivables	(9,610)	(37,305)
Deferred rent	(41,220)	(33,707)
Deferred leasing costs	(7,200)	(7,454)
Other assets	(11,389)	(3,629)
Accounts payable and other accrued liabilities	(6,859)	44,171
Security deposits and prepaid rents	(1,540)	8,907

Net cash provided by operating activities	280,098	240,321

Cash flows from investing activities:

Acquisitions of real estate	(86,567)	(1,181,889)
Investment in unconsolidated joint ventures	(382)	(10,354)
Deposits paid for acquisitions of real estate	(10,066)	—
Receipt of value added tax refund	9,253	3,499
Refundable value added tax paid	(17,859)	(4,052)
Change in restricted cash	4,604	(17,826)
Improvements to and advances for investments in real estate	(489,709)	(248,737)
Improvement advances to tenants	(7,705)	(1,529)
Collection of advances from tenants for improvements	6,746	1,516

Net cash used in investing activities	(591,685)	(1,459,372)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from financing activities:

Borrowings on revolving credit facilities	$883,247	$554,622
Repayments on revolving credit facilities	(1,049,182)	(540,547)
Borrowings on unsecured senior notes	—	117,000
Borrowings on 5.875% unsecured senior notes due 2020	—	491,480
Borrowings on 4.50% unsecured senior notes due 2015	—	373,864
Borrowings on 5.250% unsecured senior notes due 2021	399,100	—
Principal payments on mortgage loans	(127,341)	(14,507)
Principal repayments on 2026 exchangeable senior debentures	(88,758)	(250)
Principal payments on unsecured notes	(25,000)	—
Equity component settled associated with exchange of 2026 exchangeable senior debentures	(11,783)	—
Redemption of Series A preferred stock	—	(103,500)
Change in restricted cash	(73)	(1,071)
Payment of loan fees and costs	(6,593)	(11,985)
Capital contributions received from noncontrolling interests in joint ventures	119	12,682
Gross proceeds from the sale of common stock	419,619	550,107
Gross proceeds from the sale of preferred stock	287,500	—
Common stock offering costs paid	(6,027)	(18,905)
Preferred stock offering costs paid	(9,447)	—
Proceeds from exercise of stock options	3,416	5,179
Payment of dividends to preferred stockholders	(15,671)	(29,396)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(261,286)	(171,549)
Purchase of noncontrolling interests in consolidated joint venture	(53,240)	—

Net cash provided by financing activities	338,600	1,213,224

Net increase (decrease) in cash and cash equivalents	27,013	(5,827)

Cash and cash equivalents at beginning of period	11,719	72,320

Cash and cash equivalents at end of period	$38,732	$66,493

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$126,664	$86,144
Cash paid for taxes	1,568	998

Supplementary disclosure of noncash investing and financing activities:

Change in net assets related to foreign currency translation adjustments	$(10,543)	$(11,612)
Decrease in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(3,036)	(8,132)
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	6,560	7,850
Non-cash allocation of investment in consolidated joint ventures to:
Land	—	8,976
Building	—	18,155
Restricted cash	—	2,160
Mortgage loans	—	(13,375)
Other secured loans	—	(10,500)
Noncontrolling interest in consolidated joint ventures	—	(2,616)
Noncontrolling interest contribution to consolidated joint ventures	—	2,800
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	136,840	78,743
Accrual of contingent purchase price for investments in real estate	—	2,700
Issuance of common stock in exchange of 2026 exchangeable senior debentures, net	221	62,454

Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	79,424	1,066,241
Acquired above market leases	178	25,339
Acquired below market leases	—	(43,869)
Acquired in place lease value and deferred leasing costs	6,965	138,312
Security deposits	—	(4,134)

Cash paid for acquisition of real estate	$86,567	$1,181,889

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$522,309	$478,629
Acquired ground leases	6,375	6,374
Buildings and improvements	5,001,137	4,459,047
Tenant improvements	291,452	283,492

Total investments in properties	5,821,273	5,227,542
Accumulated depreciation and amortization	(838,034)	(660,700)

Net investments in properties	4,983,239	4,566,842
Investment in unconsolidated joint ventures	18,423	17,635

Net investments in real estate	5,001,662	4,584,477
Cash and cash equivalents	38,732	11,719
Accounts and other receivables, net of allowance for doubtful accounts of $2,160 and $3,250 as of September 30, 2011 and December 31, 2010, respectively	90,647	70,337
Deferred rent	231,825	190,067
Acquired above market leases, net	31,822	40,539
Acquired in place lease value and deferred leasing costs, net	315,963	334,366
Deferred financing costs, net	22,084	22,825
Restricted cash	55,230	60,062
Other assets	38,447	15,091

Total assets	$5,826,412	$5,329,483

LIABILITIES AND CAPITAL
Revolving credit facilities	$163,113	$333,534
Unsecured senior notes, net of discount	1,440,828	1,066,030
Exchangeable senior debentures	266,400	353,702
Mortgage loans, net of premiums	916,199	1,043,188
Other secured loan	10,500	10,500
Accounts payable and other accrued liabilities	289,560	237,631
Accrued dividends and distributions	—	51,210
Acquired below market leases, net	78,724	93,250
Security deposits and prepaid rents	84,208	85,775

Total liabilities	3,249,532	3,274,820
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
5,126,364 and 6,999,955 Series C Cumulative Convertible Preferred Units issued and outstanding, 8,826,115 and 13,787,300 Series D Cumulative Convertible Preferred Units issued and outstanding, 11,500,000 and 0 Series E Cumulative Redeemable Preferred Units issued and outstanding, respectively, as of September 30, 2011 and December 31, 2010, all with a $25.00 liquidation preference per preferred unit (liquidation preference of $636,312 and $519,681, respectively)	614,583	502,341
104,102,878 and 91,159,221 common units issued and outstanding, respectively	1,952,753	1,502,258
Limited partners, 3,420,814 and 3,937,827 common units, 1,093,221 and 982,618 profits interest units and 510,637 and 543,004 class C units outstanding as of September 30, 2011 and December 31, 2010, respectively	51,483	56,215
Accumulated other comprehensive loss	(54,972)	(45,860)

Total partners’ capital	2,563,847	2,014,954
Noncontrolling interests in consolidated joint ventures	13,033	39,709

Total capital	2,576,880	2,054,663

Total liabilities and capital	$5,826,412	$5,329,483

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Revenues:
Rental	$206,846	$184,204	$606,447	$492,342
Tenant reimbursements	56,656	52,975	159,801	131,630
Construction management	9,372	307	24,948	2,757
Other	602	—	902	—

Total operating revenues	273,476	237,486	792,098	626,729

Operating Expenses:
Rental property operating and maintenance	82,164	73,863	226,224	180,393
Property taxes	13,055	14,030	40,488	39,499
Insurance	1,961	2,168	6,010	5,749
Construction management	7,391	293	20,327	1,411
Depreciation and amortization	79,047	70,128	229,813	187,520
General and administrative	14,600	11,878	41,082	34,971
Transactions	3,632	4,666	5,053	7,214
Other	—	59	90	226

Total operating expenses	201,850	177,085	569,087	456,983

Operating income	71,626	60,401	223,011	169,746

Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	1,390	1,061	3,656	3,994
Interest and other income	2,218	327	2,862	392
Interest expense	(37,078)	(36,737)	(112,494)	(100,801)
Tax expense	(461)	(343)	(1,122)	(1,593)
Loss from early extinguishment of debt	(6)	(1,083)	(984)	(2,624)

Net income	37,689	23,626	114,929	69,114
Net loss (income) attributable to noncontrolling interests in consolidated joint ventures	76	(53)	275	29

Net income attributable to Digital Realty Trust, L.P.	37,765	23,573	115,204	69,143

Preferred units distributions	(4,436)	(9,194)	(15,671)	(29,396)
Costs on redemption of preferred units	—	(4,203)	—	(4,203)

Net income available to common unitholders	$33,329	$10,176	$99,533	$35,544

Net income per unit available to common unitholders:
Basic	$0.32	$0.11	$0.99	$0.41
Diluted	$0.31	$0.11	$0.97	$0.40

Weighted average common units outstanding:
Basic	105,069,280	92,815,152	100,845,740	87,138,978
Diluted	106,393,387	95,043,111	102,024,779	89,165,055

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Units
	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2010	20,787,255	$502,341	91,159,221	$1,502,258	5,463,449	$56,215	$(45,860)	$39,709	$2,054,663

Conversion of limited partner common units to general partner common units	—	—	570,181	6,560	(570,181)	(6,560)	—	—	—
Issuance of restricted common units, net of forfeitures	—	—	79,481	—	—	—	—	—	—
Net proceeds from issuance of common units	—	—	7,078,687	413,592	—	—	—	—	413,592
Issuance of common units in connection with the exercise of stock options	—	—	90,171	3,416	—	—	—	—	3,416
Issuance of common units, net of forfeitures	—	—	—	—	131,404	—	—	—	—
Issuance of common units in exchange for debentures	—	—	1,087,820	(11,450)	—	—	—	—	(11,450)
Net proceeds from issuance of preferred units	11,500,000	277,402	—	—	—	—	—	—	277,402
Conversion of preferred units	(6,834,776)	(165,160)	4,037,317	165,160	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	12,308	—	—	—	—	12,308
Reclassification of vested share based awards	—	—	—	(7,929)	—	7,929	—	—	—
Distributions	—	(15,671)	—	(199,320)	—	(10,756)	—	—	(225,747)
Purchase of noncontrolling interests of a consolidated joint venture	—	—	—	(26,720)	—	—	—	(26,520)	(53,240)
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	119	119
Net income	—	15,671	—	94,878	—	4,655	—	(275)	114,929
Other comprehensive loss - foreign currency translation adjustments	—	—	—	—	—	—	(10,543)	—	(10,543)
Other comprehensive loss - fair value of interest rate swaps	—	—	—	—	—	—	(3,036)	—	(3,036)
Other comprehensive income - reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	4,467	—	4,467

Balance as of September 30, 2011	25,452,479	$614,583	104,102,878	$1,952,753	5,024,672	$51,483	$(54,972)	$13,033	$2,576,880

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income	$37,689	$23,626	$114,929	$69,114

Other comprehensive income (loss):
Foreign currency translation adjustments	(35,580)	25,907	(10,543)	(11,612)
Decrease in fair value of interest rate swaps	(2,089)	(2,036)	(3,036)	(8,132)
Reclassification to interest expense from interest rate swaps	1,293	1,631	4,467	5,031

Comprehensive income	$1,313	$49,128	$105,817	$54,401

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:

Net income	$114,929	$69,114
Adjustments to reconcile net income to net cash provided by operating activities

Loss on early extinguishment of debt-non cash portion	558	2,119
Equity in earnings of unconsolidated joint ventures	(3,656)	(3,994)
Distributions from unconsolidated joint venture	3,250	3,000
Write-off of net assets due to early lease terminations	81	227
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	181,499	148,263
Amortization of share-based unearned compensation	10,263	10,175
Recovery of doubtful accounts	(1,090)	(290)
Amortization of deferred financing costs	7,246	8,050
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	85	—
Amortization of debt discount/premium	1,813	3,205
Amortization of acquired in place lease value and deferred leasing costs	48,313	39,258
Amortization of acquired above market leases and acquired below market leases, net	(5,663)	(6,504)
Changes in assets and liabilities:
Restricted cash	288	(3,285)
Accounts and other receivables	(9,610)	(37,305)
Deferred rent	(41,220)	(33,707)
Deferred leasing costs	(7,200)	(7,454)
Other assets	(11,389)	(3,629)
Accounts payable and other accrued liabilities	(6,859)	44,171
Security deposits and prepaid rents	(1,540)	8,907

Net cash provided by operating activities	280,098	240,321

Cash flows from investing activities:

Acquisitions of real estate	(86,567)	(1,181,889)
Investment in unconsolidated joint ventures	(382)	(10,354)
Deposits paid for acquisitions of real estate	(10,066)	—
Receipt of value added tax refund	9,253	3,499
Refundable value added tax paid	(17,859)	(4,052)
Change in restricted cash	4,604	(17,826)
Improvements to and advances for investments in real estate	(489,709)	(248,737)
Improvement advances to tenants	(7,705)	(1,529)
Collection of advances from tenants for improvements	6,746	1,516

Net cash used in investing activities	(591,685)	(1,459,372)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from financing activities:

Borrowings on revolving credit facilities	$883,247	$554,622
Repayments on revolving credit facilities	(1,049,182)	(540,547)
Borrowings on unsecured senior notes	—	117,000
Borrowings on 5.875% unsecured senior notes due 2020	—	491,480
Borrowings on 4.50% unsecured senior notes due 2015	—	373,864
Borrowings on 5.250% unsecured senior notes due 2021	399,100	—
Principal payments on mortgage loans	(127,341)	(14,507)
Principal repayments on 2026 exchangeable senior debentures	(88,758)	(250)
Principal payments on unsecured loans	(25,000)	—
Capital component settled associated with exchange of 2026 exchangeable senior debentures	(11,783)	—
Redemption of Series A preferred units	—	(103,500)
Change in restricted cash	(73)	(1,071)
Payment of loan fees and costs	(6,593)	(11,985)
Capital contributions received from noncontrolling interests in joint ventures	119	12,682
General partner contributions	695,061	536,381
Payment of distributions to preferred unitholders	(15,671)	(29,396)
Payment of distributions to common unitholders	(261,286)	(171,549)
Purchase of noncontrolling interests in consolidated joint venture	(53,240)	—

Net cash provided by financing activities	338,600	1,213,224

Net increase (decrease) in cash and cash equivalents	27,013	(5,827)

Cash and cash equivalents at beginning of period	11,719	72,320

Cash and cash equivalents at end of period	$38,732	$66,493

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$126,664	$86,144
Cash paid for taxes	1,568	998

Supplementary disclosure of noncash investing and financing activities:

Change in net assets related to foreign currency translation adjustments	$(10,543)	$(11,612)
Decrease in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(3,036)	(8,132)
Non-cash allocation of investment in consolidated joint ventures to:
Land	—	8,976
Building	—	18,155
Restricted cash	—	2,160
Mortgage loans	—	(13,375)
Other secured loans	—	(10,500)
Noncontrolling interest in consolidated joint ventures	—	(2,616)
Noncontrolling interest contribution to consolidated joint ventures	—	2,800
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	136,840	78,743
Accrual of contingent purchase price for investments in real estate	—	2,700
Issuance of common units associated with exchange of 2026 exchangeable senior debentures, net	221	62,454

Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	79,424	1,066,241
Acquired above market leases	178	25,339
Acquired below market leases	—	(43,869)
Acquired in place lease value and deferred leasing costs	6,965	138,312
Security deposits	—	(4,134)

Cash paid for acquisition of real estate	$86,567	$1,181,889

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

(unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is engaged in the business of owning, acquiring, developing, redeveloping and managing technology-related real estate. The Company is focused on providing Turn-Key Datacenter® and Powered Base Building® datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from information technology and Internet enterprises, to manufacturing and financial services. As of September 30, 2011, our portfolio consisted of 98 properties, excluding two properties held as investments in unconsolidated joint ventures, of which 82 are located throughout North America, 15 are located in Europe and one is located in Asia. We are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S., the Amsterdam, Dublin, London and Paris markets in Europe and the Singapore, Sydney and Melbourne markets in the Asia Pacific region. The portfolio consists of Internet gateway and corporate datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

The Operating Partnership was formed on July 21, 2004 in anticipation of our initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of September 30, 2011, we own a 95.4% common interest and a 100% preferred interest in the Operating Partnership. As sole general partner, we have control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace us as the general partner nor do they have participating rights, although they do have certain protective rights.

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

There are few differences between the Company and the Operating Partnership, which are reflected in these condensed consolidated financial statements. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how we operate as an interrelated consolidated company. Digital Realty Trust, Inc.’s only material asset is its ownership of partnership interests of the Operating Partnership. As a result, Digital Realty Trust, Inc. does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain unsecured debt

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011 and 2010

(unaudited)

of the Operating Partnership. Digital Realty Trust, Inc. itself does not hold any indebtedness but guarantees some of the unsecured debt of the Operating Partnership, as disclosed in these notes. The Operating Partnership holds substantially all the assets of the Company and holds the ownership interests in the Company’s joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Digital Realty Trust, Inc., which are generally contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units.

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

To help investors understand the significant differences between the Company and the Operating Partnership, these condensed consolidated financial statements present the following separate sections for each of the Company and the Operating Partnership:

•	condensed consolidated face financial statements; and

•	the following notes to the condensed consolidated financial statements:

•	Debt of the Company and Debt of the Operating Partnership;

•	Income per Share and Income per Unit; and

•	Equity and Accumulated Other Comprehensive Loss, Net of the Company and Capital and Accumulated Other Comprehensive Loss of the Operating Partnership.

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

(b) Cash Equivalents

For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of September 30, 2011, cash equivalents consist of investments in money market instruments.

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

September 30, 2011 and 2010

(unaudited)

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

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of September 30, 2011 and December 31, 2010, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2011 and 2010, we had no such interest or penalties. The tax years 2008 through 2010 remain open to examination by the major taxing jurisdictions with which the Parent Company and its subsidiaries file tax returns.

See Note 9 for further discussion on income taxes.

(e) Presentation of Transactional-based Taxes

We account for transactional-based taxes, such as value added tax, or VAT, for our international properties on a net basis.

(f) Asset Retirement Obligations

We record accruals for estimated retirement obligations as required by current accounting guidance. The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. As of September 30, 2011 and December 31, 2010, the amount included in accounts payable and other accrued liabilities on our condensed consolidated balance sheets was approximately $1.3 million.

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

September 30, 2011 and 2010

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

(k) Management’s Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made. On an on-going basis, we evaluate our estimates, including those related to the valuation of our real estate properties, accounts receivable and deferred rent receivable, performance-based equity compensation plans, the completeness of accrued liabilities and Digital Realty Trust, Inc.’s qualification as a REIT. We base our estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011 and 2010

(unaudited)

(m) Reclassifications

Certain reclassifications to prior year amounts have been made to conform to the current year presentation. During the three and nine months ended September 30, 2010, $0.3 million and $2.8 million was reclassified from rental revenue to construction management revenue, respectively, and $0.3 million and $1.4 million was reclassified from rental property operating and maintenance expense to construction management expense, respectively.

3. Acquisitions

We acquired the following real estate properties during the nine months ended September 30, 2011:

Location	Metropolitan Area	Date Acquired	Amount (in millions)
Loudoun Parkway North (1)	Northern Virginia	April 15, 2011	$17.3
Erskine Park (1)	Sydney, Australia	July 21, 2011	10.9
Fountain Court, Chessington	London, England	July 26, 2011	21.1
162/163 Radnor Drive (1)	Melbourne, Australia	August 19, 2011	4.3
3825 NW Aloclek (1)	Portland, Oregon	August 26, 2011	1.6
11085 Sun Center Drive	Sacramento, California	September 23, 2011	30.0

			$85.2

(1)	Represents vacant land which is not included in our operating property count.

4. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (acquired in place lease value and acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of September 30, 2011 and December 31, 2010.

	Balance as of
(Amounts in thousands)	September 30, 2011	December 31, 2010
Acquired in place lease value:
Gross amount	$522,769	$515,958
Accumulated amortization	(303,014)	(261,978)

Net	$219,755	$253,980

Acquired above-market lease value:
Gross amount	$87,800	$87,622
Accumulated amortization	(55,978)	(47,083)

Net	$31,822	$40,539

Acquired below-market lease value:
Gross amount	$189,975	$189,990
Accumulated amortization	(111,251)	(96,740)

Net	$78,724	$93,250

Amortization of acquired below-market lease value, net of acquired above-market lease value, resulted in an increase to rental revenues of $2.0 million and $1.8 million for the three months ended September 30, 2011 and 2010, respectively, and $5.7 million and $6.5 million for the nine months ended September 30, 2011 and 2010, respectively. The expected weighted average remaining lives for acquired below-market leases and acquired above-market leases is 5.7 years and 4.8 years, respectively, as of September 30, 2011. Estimated annual amortization of acquired below-market lease value, net of acquired above-market lease value, for each of the five succeeding years, commencing January 1, 2012 is as follows:

(Amounts in thousands)
2012	$6,441
2013	7,010
2014	5,650
2015	4,979
2016	4,102

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011 and 2010

(unaudited)

Costs associated with extending or renewing acquired leases are capitalized as exercised and classified as deferred leasing cost. Amortization of acquired in place lease value (a component of depreciation and amortization expense) was $13.5 million and $13.8 million for the three months ended September 30, 2011 and 2010, respectively, and $41.3 million and $33.9 million for the nine months ended September 30, 2011 and 2010, respectively. The expected weighted average amortization period for acquired in place lease value is 6.0 years as of September 30, 2011. The weighted average period prior to the next renewal or extension related to remaining contractual life for acquired leases is 5.3 years as of September 30, 2011. Estimated annual amortization of acquired in place lease value for each of the five succeeding years, commencing January 1, 2012 is as follows:

(Amounts in thousands)
2012	$42,568
2013	37,931
2014	33,279
2015	25,124
2016	16,779

5. Debt of the Company

In this Note 5, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.

The Company itself does not have any indebtedness. All debt is held directly or indirectly by the Operating Partnership.

Guarantee of Debt

The Company guarantees the Operating Partnership’s obligations with respect to the 2029 Debentures, the 2015 Notes, the 2020 Notes, the 2021 Notes (each, as defined in Note 6) and its unsecured senior notes sold to Prudential (as defined in Note 6) pursuant to the Prudential shelf facility. The Company is also the guarantor of the Operating Partnership’s obligations under its revolving credit facilities.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011 and 2010

(unaudited)

6. Debt of the Operating Partnership

A summary of outstanding indebtedness of the Operating Partnership as of September 30, 2011 and December 31, 2010, respectively, is as follows (in thousands):

Indebtedness	Interest Rate at September 30, 2011	Maturity Date	Principal Outstanding September 30, 2011		Principal Outstanding December 31, 2010
Revolving credit facilities:
Corporate revolving credit facility	Various (1)	Aug. 31, 2012	$148,760	(3)	$333,534 (3)
Asia Pacific revolving credit facility	Various (1)	Aug. 17, 2012	$14,353	(4)	—

Total revolving credit facilities			163,113		333,534
Unsecured senior notes:
Prudential Shelf Facility:
Series A	7.000%	Jul. 24, 2011	—		25,000
Series B	9.320%	Nov. 5, 2013	33,000		33,000
Series C	9.680%	Jan. 6, 2016	25,000		25,000
Series D	4.570%	Jan. 20, 2015	50,000		50,000
Series E	5.730%	Jan. 20, 2017	50,000		50,000
Series F	4.500%	Feb. 3, 2015	17,000		17,000

Total Prudential Shelf Facility			175,000		200,000
Senior Notes:
4.50% notes due 2015	4.50%	Jul. 15, 2015	375,000		375,000
5.875% notes due 2020	5.875%	Feb. 1, 2020	500,000		500,000
5.250% notes due 2021	5.250%	Mar. 15, 2021	400,000		—
Unamortized discounts			(9,172)		(8,970)

Total senior notes, net of discount			1,265,828		866,030

Total unsecured senior notes, net of discount			1,440,828		1,066,030

Exchangeable senior debentures:
4.125% exchangeable senior debentures due 2026	4.125%	Aug. 15, 2026	—	(5)	88,758
5.50% exchangeable senior debentures due 2029	5.50%	Apr. 15, 2029 (6)	266,400		266,400
Unamortized discount			—		(1,456)

Total exchangeable senior debentures, net of discount			266,400		353,702

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011 and 2010

(unaudited)

Indebtedness	Interest Rate at September 30, 2011	Maturity Date	Principal Outstanding September 30, 2011		Principal Outstanding December 31, 2010

Mortgage loans:
Secured Term Debt (7)(8)	5.65%	Nov. 11, 2014	139,522		141,465
3 Corporate Place	6.72%	Aug. 1, 2011	—	(16)	80,000
200 Paul Avenue 1-4 (8)	5.74%	Oct. 8, 2015	74,900		76,179
2045 & 2055 LaFayette Street (8)	5.93%	Feb. 6, 2017	65,780		66,437
Mundells Roundabout	3-month GBP LIBOR + 1.20% (10)	Nov. 30, 2013	66,738	(11)	66,858	(11)
600 West Seventh Street	5.80%	Mar. 15, 2016	53,079		54,157
34551 Ardenwood Boulevard 1-4 (8)	5.95%	Nov. 11, 2016	53,803		54,306
1100 Space Park Drive (8)	5.89%	Dec. 11, 2016	53,787		54,296
1350 Duane Avenue/3080 Raymond Street (8)	5.42%	Oct. 1, 2012	52,800		52,800
150 South First Street (8)	6.30%	Feb. 6, 2017	51,676		52,154
114 Rue Ambroise Croizat (15)	3-month EURIBOR + 1.35% (10)	Jan. 18, 2012	40,945	(12)	41,430	(12)
Clonshaugh Industrial Estate II (9)	3-month EURIBOR + 4.50% (10)	Sep. 4, 2014	40,161	(12)	40,152	(12)
1500 Space Park Drive (8)	6.15%	Oct. 5, 2013	38,405		39,941
2334 Lundy Place (8)	5.96%	Nov. 11, 2016	39,130		39,496
Unit 9, Blanchardstown Corporate Park (15)	3-month EURIBOR + 1.35% (10)	Jan. 18, 2012	35,203	(12)	35,620	(12)
Cressex 1 (13)	5.68%	Oct. 16, 2014	27,978	(11)	28,388	(11)
6 Braham Street	3-month GBP LIBOR + 0.90% (10)	Apr. 10, 2011	—	(16)	19,515	(11)
1201 Comstock Street (8)(9)	1-month LIBOR + 3.50% (10)	Jun. 24, 2012 (2)	16,372		16,976
Datacenter Park—Dallas	5.00%	Sep. 15, 2011	—	(16)	16,150
Paul van Vlissingenstraat 16	3-month EURIBOR + 1.60% (10)	Jul. 18, 2013	13,813	(12)	13,978	(12)
Chemin de l’Epinglier 2	3-month EURIBOR + 1.50% (10)	Jul. 18, 2013	9,994	(12)	10,113	(12)
800 Central Expressway (8)	1-month LIBOR + 4.75% (10)	Jun. 9, 2013	10,000		10,000
Gyroscoopweg 2E-2F	3-month EURIBOR + 1.50% (10)	Oct. 18, 2013	8,795	(12)	8,900	(12)
1125 Energy Park Drive (8)	7.62%	Mar. 1, 2032 (14)	8,946		9,060
Manchester Technopark (13)	5.68%	Oct. 16, 2014	8,512	(11)	8,636	(11)
731 East Trade Street	8.22%	Jul. 1, 2020	4,877		5,080
Unamortized net premiums			983		1,101

Total mortgage loans, net of premiums			916,199		1,043,188
Other secured loan:
800 Central Expressway Mezzanine (8)	1-month LIBOR + 8.50% (10)	Jun. 9, 2013	10,500		10,500

Total other secured loan			10,500		10,500

Total indebtedness			$2,797,040		$2,806,954

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011 and 2010

(unaudited)

(1)	The interest rate for borrowings under our corporate revolving credit facility equals, at our election, either (i) US LIBOR, EURIBOR and GBP LIBOR (ranging from 1- to 6-month maturities) plus a margin of between 1.10% and 2.00% or (ii) the greater of (x) the base rate announced by the lender and (y) 1/2 of 1% per annum above the federal funds rate, plus a margin of between 0.100%—1.000%. In each case, the margin is based on our total leverage ratio. We incur a fee ranging from 0.125% to 0.20% for the unused portion of our corporate revolving credit facility. The interest rate for borrowings under our Asia Pacific revolving credit facility equals, at our election, either (i) SIBOR and BBR (ranging from 1- to 6-month maturities) plus a margin of between 1.20% and 1.75%. We incur a fee ranging from 0.25% to 0.50% for the unused portion of our Asia Pacific revolving credit facility.
(2)	A one-year extension is available, which we may exercise if certain conditions are met.
(3)	Balances as of September 30, 2011 and December 31, 2010 are as follows (balances, in thousands):

Denomination of Draw	Balance as of September 30, 2011		Weighted-average interest rate	Balance as of December 31, 2010		Weighted-average interest rate
US ($)	$65,000		1.44%	$312,500		1.40%
Euro (€)	33,735	(a)	2.55%	—		—
British Sterling (£)	50,025	(b)	1.88%	21,034	(b)	1.69%

Total	$148,760		1.84%	$333,534		1.42%

(a)	Based on exchange rate of $1.34 to €1.00 as of September 30, 2011.
(b)	Based on exchange rate of $1.56 to £1.00 as of September 30, 2011 and December 31, 2010.

(4)	Balances as of September 30, 2011 are as follows (balances, in thousands):

Denomination of Draw	Balance as of September 30, 2011		Weighted-average interest rate
Singapore Dollar (S$)	$13,387	(a)	1.42%
Australian Dollar (A$)	966	(b)	6.07%

Total	$14,353		1.73%

(a)	Based on exchange rate of $0.76 to S$1.00 as of September 30, 2011.
(b)	Based on exchange rate of $0.97 to A$1.00 as of September 30, 2011.

(5)	During the three months ended September 30, 2011, we exchanged the remaining 2026 Debentures for shares of our common stock and cash pursuant to the terms of the indenture governing the debentures.
(6)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of April 15, 2014, April 15, 2019 and April 15, 2024. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on April 18, 2014.
(7)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.
(8)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.
(9)	The Operating Partnership or its subsidiary provides a limited recourse guarantee with respect to this loan.
(10)	We have entered into interest rate swap or interest rate cap agreements as a cash flow hedge for interest generated by these US LIBOR, EURIBOR and GBP LIBOR based loans. See note 13 for further information.
(11)	Based on exchange rate of $1.56 to £1.00 as of September 30, 2011 and December 31, 2010.
(12)	Based on exchange rate of $1.34 to €1.00 as of September 30, 2011 and December 31, 2010.
(13)	These loans are also secured by a £7.8 million letter of credit. These loans are cross-collateralized by the two properties.
(14)	If the loan is not repaid by March 1, 2012, the interest rate increases to the greater of 9.62% or the treasury rate then in effect plus 2%. Subject to a prepayment lock-out period through December 2011.
(15)	These loans are cross-collateralized by the two properties.
(16)	These mortgage loans were repaid in full; 6 Braham Street (April 2011), 3 Corporate Place (May 2011) and Datacenter Park—Dallas (June 2011). Net loss from early extinguishment of debt related to prepayment costs on 3 Corporate Place amounted to $0.3 million for both the three and nine months ended September 30, 2011.

Revolving Credit Facilities

Corporate Revolving Credit Facility

As of September 30, 2011, the Operating Partnership’s revolving credit facility, which we refer to as the corporate revolving credit facility, had a total capacity of $750.0 million. Effective August 31, 2011, we exercised the second and final one-year extension option to our corporate revolving credit facility, which extended its maturity date from August 31, 2011 to August 31, 2012. As of September 30, 2011, borrowings under the corporate revolving credit facility bore interest at a blended rate of 1.44% (U.S), 2.55% (Euro) and 1.88% (GBP), which are based on 1-month LIBOR, 1-month EURIBOR and 1-month GBP LIBOR, respectively, plus a margin of 1.20%. The corporate revolving credit facility has a $515.0 million sub-facility for multicurrency advances in British Pounds Sterling, Canadian Dollars, Euros, and Swiss Francs. We have used and intend to use available borrowings under the corporate revolving credit facility to acquire additional properties, fund development and redevelopment opportunities and to provide for working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or preferred equity securities. As of September 30, 2011, approximately $148.8 million was drawn under this facility and $30.0 million of letters of credit were issued.

The corporate revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios as well as a pool of unencumbered assets. In addition, a downgrade in Digital Realty Trust, Inc.’s credit rating to below investment grade may trigger additional payments or other consequences under our corporate revolving credit facility. In addition, except to enable Digital Realty Trust, Inc. to maintain its status as a REIT for federal income tax purposes or as may otherwise be required to avoid the imposition of income or excise taxes on Digital Reality Trust, Inc., we are not permitted during any four consecutive fiscal

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011 and 2010

(unaudited)

quarters to make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined in the credit agreement, for such period, subject to certain other adjustments. As of September 30, 2011, we were in compliance with all of such covenants.

During the three months ended September 30, 2011 and 2010, we capitalized interest of approximately $4.8 million and $2.7 million, respectively, and $13.6 million and $7.1 million during the nine months ended September 30, 2011 and 2010, respectively.

Asia Pacific Revolving Credit Facility

On August 18, 2011, Digital Singapore Jurong East Pte. Ltd., Digital Realty Datafirm, LLC and Digital Realty Datafirm 2, LLC, each a subsidiary of the Operating Partnership, as the initial borrowers, with the Operating Partnership, the Company and the subsidiary guarantors named therein, as guarantors, the initial lenders and each swing line bank named therein, Citicorp International Ltd., as administrative agent, and Citigroup Global Markets Inc., Citigroup Global Markets Singapore Pte Ltd., Bank of America, N.A., Sumitomo Mitsui Banking Corporation and The Hong Kong and Shanghai Banking Corporation Limited, collectively as the coordinating banks entered into a revolving credit agreement, which we refer to as the Asia Pacific revolving credit facility. The Asia Pacific revolving credit facility provides for a revolving credit facility in an aggregate amount of up to $55.6 million Australian Dollars (A$) and $50.0 million Singapore Dollars (S$) (an aggregate equivalent of approximately $100 million based on the August 18, 2011 exchange rate) and matures in August 2012. In addition, we have the ability from time to time to increase the size of the Asia Pacific revolving credit facility to up to an aggregate amount of S$245.0 million (an equivalent of approximately $200 million based on the August 18, 2011 exchange rate), subject to receipt of lender commitments and other conditions precedent. Borrowings under the Asia Pacific revolving credit facility are guaranteed by the Company, the Operating Partnership and certain of the Operating Partnership’s subsidiaries. We have used and intend to use available borrowings under the Asia Pacific revolving credit facility to, among other things, acquire additional properties, fund development opportunities and to provide for working capital and other general corporate purposes. As of September 30, 2011, borrowings under the Asia Pacific revolving credit facility bore interest at a blended rate of 1.42% (Singapore) and 6.07% (Australia), which are based on 1-month SIBOR and 1-month BBR, respectively, plus a margin of 1.20%. As of September 30, 2011, S$17.5 million and A$1.0 million (an equivalent of approximately $14.4 million based on the September 30, 2011 exchange rate) was drawn under this facility.

The Asia Pacific revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios as well as a pool of unencumbered assets. In addition, a downgrade in Digital Realty Trust, Inc.’s credit rating to below investment grade may trigger additional payments or other consequences under this credit facility. In addition, except to enable Digital Realty Trust, Inc. to maintain its status as a REIT for federal income tax purposes or as may otherwise be required to avoid the imposition of income or excise taxes on Digital Reality Trust, Inc., we are not permitted during any four consecutive fiscal quarters to make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined in the credit agreement, for such period, subject to certain other adjustments. As of September 30, 2011, we were in compliance with all of such covenants.

Unsecured Senior Notes

Prudential Shelf Facility

On January 20, 2010, the Operating Partnership closed the sale of $100.0 million aggregate principal amount of its senior unsecured term notes to Prudential Investment Management, Inc. and certain of its affiliates, or, collectively, Prudential, pursuant to the Prudential shelf facility. The notes were issued in two series referred to as the series D and series E notes. The series D notes have a principal amount of $50.0 million, an interest-only rate of 4.57% per annum and a five-year maturity, and the series E notes have a principal amount of $50.0 million, an interest-only rate of 5.73% per annum and a seven-year maturity. On February 3, 2010, the Operating Partnership closed the sale of an additional $17.0 million aggregate principal amount of its senior unsecured term notes, which we refer to as the series F notes, to Prudential pursuant to the Prudential shelf facility. The series F notes have an interest-only rate of 4.50% per annum and a five-year maturity. We used the proceeds of the series D, series E and series F notes to fund acquisitions, to temporarily repay borrowings under our revolving credit facility, to fund working capital and for general corporate purposes. On December 8, 2010, the Operating Partnership and Prudential entered into an amendment to the Note Purchase and Private Shelf Agreement, increasing the capacity of the Prudential shelf facility from $200.0 million to $250.0 million. Our ability to make additional issuances of notes under the Prudential shelf facility expired on July 24, 2011, with $50.0 million remaining unissued under the shelf facility. On July 25, 2011, we repaid the $25.0 million of 7.0% Series A unsecured notes under the Prudential shelf facility at maturity. As of September 30, 2011 and December 31, 2010, there was $175.0 million and $200.0 million of unsecured senior notes outstanding, respectively. The Prudential shelf facility contains restrictive covenants that are identical to those in our corporate revolving credit facility.

4.50% Notes due 2015

On July 8, 2010, the Operating Partnership issued $375.0 million aggregate principal amount of notes, maturing on July 15, 2015 with an interest rate of 4.50% per annum (the 2015 Notes). The purchase price paid by the initial purchasers was 99.697% of the principal amount. The 2015 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. Interest on the 2015 Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2011. The net proceeds from the offering after deducting the original issue discount of approximately $1.1 million and underwriting commissions and expenses of approximately $3.1 million was approximately $370.8 million. We used the net proceeds from the offering to fund a portion of the purchase price of the 365 Main Portfolio. The 2015 Notes have been reflected net of discount in the condensed consolidated balance sheet.

The indenture governing the 2015 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At September 30, 2011, we were in compliance with each of these financial covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011 and 2010

(unaudited)

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

The indenture governing the 2020 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At September 30, 2011, we were in compliance with each of these financial covenants.

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

The indenture governing the 2021 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At September 30, 2011, we were in compliance with each of these financial covenants.

Exchangeable Senior Debentures

4.125% Exchangeable Senior Debentures due 2026

On August 15, 2006, the Operating Partnership issued $172.5 million of its 4.125% exchangeable senior debentures due August 15, 2026 (the 2026 Debentures). Costs incurred to issue the 2026 Debentures were approximately $5.4 million, net of the amount allocated to the equity component of the debentures. These costs were being amortized over a period of five years,

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011 and 2010

(unaudited)

which represented the estimated term of the 2026 Debentures, and were included in deferred financing costs, net in the condensed consolidated balance sheet. The 2026 Debentures were general unsecured senior obligations of the Operating Partnership, ranked equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and were fully and unconditionally guaranteed by Digital Realty Trust, Inc.

Interest was payable on August 15 and February 15 of each year beginning February 15, 2007 until the maturity date of August 15, 2026. The 2026 Debentures bore interest at 4.125% per annum and contained an exchange settlement feature, which provided that the 2026 Debentures, under certain circumstances, could have been exchangeable for cash (up to the principal amount of the 2026 Debentures) and, with respect to any excess exchange value, into cash, shares of Digital Realty Trust, Inc. common stock or a combination of cash and shares of Digital Realty Trust, Inc. common stock at an exchange rate that was initially 30.6828 shares per $1,000 principal amount of 2026 Debentures. The exchange rate on the 2026 Debentures was subject to adjustment for certain events, including, but not limited to, certain dividends on Digital Realty Trust, Inc. common stock in excess of $0.265 per share per quarter (the “reference dividend”). Effective June 13, 2011, the exchange rate was adjusted to 32.2730 shares per $1,000 principal amount of 2026 Debentures as a result of the aggregate dividends in excess of the reference dividend that Digital Realty Trust, Inc. declared and paid on its common stock beginning with the quarter ended December 31, 2006 and through the quarter ended June 30, 2011.

Prior to August 18, 2011, the Operating Partnership could not redeem the 2026 Debentures except to preserve Digital Realty Trust, Inc.’s status as a REIT for U.S. federal income tax purposes. On or after August 18, 2011, at the Operating Partnership’s option, the 2026 Debentures were redeemable in cash in whole or in part at 100% of the principal amount plus unpaid interest, if any, accrued to, but excluding, the redemption date, upon at least 30 days’ but not more than 60 days’ prior written notice to holders of the 2026 Debentures.

The holders of the 2026 Debentures had the right to require the Operating Partnership to repurchase the 2026 Debentures in cash in whole or in part on each of August 15, 2011, August 15, 2016 and August 15, 2021, and in the event of a designated event, for a repurchase price equal to 100% of the principal amount of the 2026 Debentures plus unpaid interest, if any, accrued to, but excluding, the repurchase date. Designated events included certain merger or combination transactions, non-affiliates becoming the beneficial owner of more than 50% of the total voting power of Digital Realty Trust, Inc.’s capital stock, a substantial turnover of Digital Realty Trust, Inc.’s directors within a 12- month period and Digital Realty Trust, Inc. ceasing to be the general partner of the Operating Partnership. Certain events were considered “Events of Default,” which could have resulted in the accelerated maturity of the 2026 Debentures, including a default for 30 days in payment of any installment of interest under the 2026 Debentures, a default in the payment of the principal amount or any repurchase price or redemption price due with respect to the 2026 Debentures and the Operating Partnership’s failure to deliver cash or any shares of Digital Realty Trust, Inc. common stock within 15 days after the due date upon an exchange of the 2026 Debentures, together with any cash due in lieu of fractional shares of common stock.

In addition, the 2026 Debentures were exchangeable (i) prior to July 15, 2026, during any fiscal quarter after the fiscal quarter ended September 30, 2006, if the closing sale price of Digital Realty Trust, Inc. common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeded 130% of the exchange price in effect on the last trading day of the immediately preceding fiscal quarter, (ii) prior to July 15, 2026, during the five business day period after any five consecutive trading day period in which the average trading price per $1,000 principal amount of 2026 Debentures was equal to or less than 98% of the product of the closing sale price of the common stock during such period, multiplied by the applicable exchange rate, (iii) if we called the 2026 Debentures for redemption and (iv) any time on or after July 15, 2026. In July 2011, we gave notice to the holders of the 2026 Debentures that the 2026 Debentures were exchangeable during the calendar quarter ending September 30, 2011 pursuant to (i) above. The exchange price in effect as of June 30, 2011 was $30.99 per share.

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

On August 18, 2011, the Operating Partnership redeemed $1,000 in aggregate principal amount of the 2026 Debentures pursuant to its option under the indenture governing the 2026 Debentures at a price of $1,000.34, which was equal to 100% of the principal amount plus accrued and unpaid interest thereon to, but excluding, August 18, 2011. In connection with the redemption, on September 6, 2011, we issued 715,752 restricted shares of Digital Realty Trust, Inc. common stock and the Operating Partnership paid approximately $48.3 million in cash to holders of the 2026 Debentures in exchange for approximately $48.3 million in aggregate principal amount of the 2026 Debentures, which consisted of all the 2026 Debentures that remained outstanding, at the request of holders pursuant to the terms of the indenture governing the 2026 Debentures. During the nine months ended September 30, 2011, we exchanged

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011 and 2010

(unaudited)

approximately $88.8 million aggregate principal amount of our 2026 Debentures for a combination of cash (approximately $100.5 million) and 1,087,820 restricted shares of Digital Realty Trust, Inc. common stock at the request of holders pursuant to the terms of the indenture governing our 2026 Debentures. We recorded a loss on exchange of approximately $0.0 million and $1.1 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $0.7 million and $2.6 million for the nine months ended September 30, 2011 and 2010, respectively, determined based on the excess of the fair value of the 2026 Debentures at the exchange date over the carrying value of the exchanged 2026 Debentures along with a write off of a pro rata portion of the associated debt discount on the 2026 Debentures and deferred financing costs. This loss is reported as a loss on early extinguishment of debt in the condensed consolidated income statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011 and 2010

(unaudited)

The following table provides additional information about the 2026 Debentures as of the date presented pursuant to requirements under U.S. GAAP for convertible debt instruments that require the principal amount to be settled in cash upon conversion:

	4.125% Exchangeable Senior Debentures due 2026
($ and shares in thousands, except exchange price)	September 30, 2011	December 31, 2010
Carrying amount of the equity component	$—	$9,406
Principal amount of the liability component	$—	$88,758
Unamortized discount of the liability component	$—	$1,456
Net carrying amount of the liability component	$—	$87,302
Effective interest rate on liability component	6.75%	6.75%
Non-cash interest cost recognized for the period ended	$1,230	$2,849	(a)
Coupon rate interest cost recognized for the period ended	$1,450	$4,777	(a)

(a)	Amounts are for the nine months ended September 30, 2010.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011 and 2010

(unaudited)

The table below summarizes our debt maturities and principal payments as of September 30, 2011 (in thousands):

	Revolving Credit Facilities (1)	Unsecured Senior Notes	Senior Notes	Exchangeable Senior Debentures		Mortgage Loans (2)	Other Secured Loan	Total Debt
Remainder of 2011	$—	$—	$—	$—		$3,829	$—	$3,829
2012	163,113	—	—	—		158,364	—	321,477
2013	—	33,000	—	—		155,895	10,500	199,395
2014	—	—	—	266,400	(3)	216,595	—	482,995
2015	—	67,000	375,000	—		75,436	—	517,436
Thereafter	—	75,000	900,000	—		305,097	—	1,280,097

Subtotal	$163,113	$175,000	$1,275,000	$266,400		$915,216	$10,500	$2,805,229
Unamortized discount	—	—	(9,172)	—		—	—	(9,172)
Unamortized premium	—	—	—	—		983	—	983

Total	$163,113	$175,000	$1,265,828	$266,400		$916,199	$10,500	$2,797,040

(1)

Effective August 31, 2011, we exercised the second and final one-year extension option to our corporate revolving credit facility, which extended its maturity date from August 31, 2011 to August 31, 2012.

(2)

Our mortgage loans are generally non-recourse to us, subject to carve outs for specified actions by us or specified undisclosed environmental liabilities. As of September 30, 2011, we had provided limited recourse guarantees with respect to approximately $56.5 million principal amount of the outstanding mortgage indebtedness, and partial letter of credit support with respect to approximately an additional $36.5 million of the outstanding mortgage indebtedness.

(3)	Assumes maturity of the 2029 Debentures at first redemption date in April 2014.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011 and 2010

(unaudited)

7. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income available to common stockholders	$31,908	$9,639	$94,878	$33,474

Weighted average shares outstanding—basic	100,588,235	87,908,953	96,137,611	82,111,128
Potentially dilutive common shares:
Stock options	197,632	228,135	192,885	206,039
Class C Units (2007 Grant)	49,163	139,386	38,654	122,590
Unvested incentive units	162,832	213,130	145,032	176,247
Series E preferred stock	914,480	—	308,176	—
Excess exchange value of the 2026 Debentures	—	1,647,308	494,292	1,521,201

Weighted average shares outstanding—diluted	101,912,342	90,136,912	97,316,650	84,137,205

Income per share:
Basic	$0.32	$0.11	$0.99	$0.41

Diluted	$0.31	$0.11	$0.97	$0.40

On or after July 15, 2026, the 2026 Debentures would have been exchangeable at the then-applicable exchange rate for cash (up to the principal amount of the 2026 Debentures) and, with respect to any excess exchange value, into cash, shares of Digital Realty Trust, Inc. common stock or a combination of cash and shares of Digital Realty Trust, Inc. common stock. The 2026 Debentures also would have been exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events, including if the weighted average common stock price exceeded a specified strike price as of the end of a fiscal quarter. During the three months ended September 30, 2011, the remaining 2026 Debentures were redeemed and exchanged. Using the treasury stock method, 494,292 shares of common stock contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common shares in determining diluted earnings per share for the nine months ended September 30, 2011. During the three and nine months ended September 30, 2010, the weighted average common stock price exceeded the strike price as of September 30, 2010 of $31.84. Therefore, using the treasury method, 1,647,308 and 1,521,201 shares of common stock contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common shares in determining diluted earnings per share for the three and nine months ended September 30, 2010, respectively.

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average of Operating Partnership common units not owned by us	4,481,045	4,906,199	4,708,129	5,027,850
Potentially dilutive 2029 Debentures	6,368,292	6,209,949	6,309,599	6,200,267
Potentially dilutive Series C Cumulative Convertible Preferred Stock	2,783,811	3,666,380	3,097,084	3,660,478
Potentially dilutive Series D Cumulative Convertible Preferred Stock	5,603,998	8,316,008	6,775,337	8,256,625

	19,237,146	23,098,536	20,890,149	23,145,220

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011 and 2010

(unaudited)

8. Income per Unit

The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income available to common unitholders	$33,329	$10,176	$99,533	$35,544

Weighted average units outstanding—basic	105,069,280	92,815,152	100,845,740	87,138,978
Potentially dilutive common units:
Stock options	197,632	228,135	192,885	206,039
Class C Units (2007 Grant)	49,163	139,386	38,654	122,590
Unvested incentive units	162,832	213,130	145,032	176,247
Series E preferred units	914,480	—	308,176	—
Excess exchange value of the 2026 Debentures	—	1,647,308	494,292	1,521,201

Weighted average units outstanding—diluted	106,393,387	95,043,111	102,024,779	89,165,055

Income per unit:
Basic	$0.32	$0.11	$0.99	$0.41

Diluted	$0.31	$0.11	$0.97	$0.40

On or after July 15, 2026, the 2026 Debentures would have been exchangeable at the then-applicable exchange rate for cash (up to the principal amount of the 2026 Debentures) and, with respect to any excess exchange value, into cash, shares of Digital Realty Trust, Inc. common stock or a combination of cash and shares of Digital Realty Trust, Inc. common stock. Pursuant to the terms of the Operating Partnership’s agreement of limited partnership, the Operating Partnership would have delivered to Digital Realty Trust, Inc. one common unit for each share of common stock issuable upon exchange of the 2026 Debentures. The 2026 Debentures also would have been exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events, including if the weighted average common stock price exceeded a specified strike price as of the end of a fiscal quarter. During the three months ended September 30, 2011, the remaining 2026 Debentures were redeemed and exchanged. Using the treasury method, 494,292 common units contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common units in determining diluted earnings per unit for the nine months ended September 30, 2011. During the three and nine months ended September 30, 2010, the weighted average common stock price exceeded the strike price as of September 30, 2010 of $31.84. Therefore, using the treasury method, 1,647,308 and 1,521,201 common units contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common units in determining diluted earnings per unit for the three and nine months ended September 30, 2010, respectively.

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Potentially dilutive 2029 Debentures	6,368,292	6,209,949	6,309,599	6,200,267
Potentially dilutive Series C Cumulative Convertible Preferred Units	2,783,811	3,666,380	3,097,084	3,660,478
Potentially dilutive Series D Cumulative Convertible Preferred Units	5,603,998	8,316,008	6,775,337	8,256,625

	14,756,101	18,192,337	16,182,020	18,117,370

9. Income Taxes

Digital Realty Trust, Inc. (the Parent Company) elected to be taxed as a REIT and believes that it has complied with the REIT requirements of the Code. As a REIT, the Parent Company is generally not subject to corporate level federal income taxes on taxable income to the extent it is currently distributed to its stockholders. Since inception, the Parent Company has distributed 100% of its taxable income and intends to do so for the tax year ending December 31, 2011. As such, no provision for federal income taxes has been included in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2011 and 2010.

We have elected taxable REIT subsidiary (TRS) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs and hold assets that REITs cannot hold directly. A TRS is subject to federal income tax as a regular C corporation. Income taxes for TRS entities are accrued, as necessary, for the three and nine months ended September 30, 2011 and 2010.

For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011 and 2010

(unaudited)

on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries are accrued, as necessary, for the three and nine months ended September 30, 2011 and 2010.

10. Equity and Accumulated Other Comprehensive Loss, Net

(a) Equity Distribution Agreements

On December 31, 2009, Digital Realty Trust, Inc. entered into equity distribution agreements, which we refer to as the Original Equity Distribution Agreements, with each of Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, or the Original Agents, under which it could issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Original Agents as its sales agents. On January 22, 2010, Digital Realty Trust, Inc. amended and restated each Original Equity Distribution Agreement with the applicable Original Agent, and also entered into a new equity distribution agreement with Morgan Stanley & Co. Incorporated, or collectively the Equity Distribution Agreements, under which it could issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million (including the approximately 1.1 million shares of common stock having an aggregate offering price of approximately $54.3 million sold pursuant to the Original Equity Distribution Agreements as of January 22, 2010), from time to time through, at its discretion, any of the Original Agents or Morgan Stanley & Co. Incorporated as its sales agents. On March 2, 2011, the Equity Distribution Agreements were amended to amend certain representations. The sales of common stock made under the Equity Distribution Agreements were made in “at the market” offerings as defined in Rule 415 of the Securities Act. In June 2011, we completed the equity distribution program. For the nine months ended September 30, 2011, Digital Realty Trust, Inc. generated net proceeds of approximately $176.9 million from the issuance of approximately 3.0 million common shares under the Equity Distribution Agreements at an average price of $60.51 per share after payment of approximately $2.7 million of commissions to the sales agents and before offering expenses. Pursuant to the program, we sold 6.8 million shares of common stock for gross proceeds of $400.0 million, resulting in net proceeds of approximately $394.0 million after deducting commissions.

On June 29, 2011, Digital Realty Trust, Inc. entered into equity distribution agreements, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it could issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. For the three months ended September 30, 2011, Digital Realty Trust, Inc. generated net proceeds of approximately $237.6 million from the issuance of approximately 4.1 million common shares under the 2011 Equity Distribution Agreements at an average price of $58.38 per share after payment of approximately $2.4 million of commissions to the sales agents and before offering expenses.

(b) Redeemable Preferred Stock

On September 15, 2011, Digital Realty Trust, Inc. issued 11,500,000 shares of its 7.000% series E cumulative redeemable preferred stock, or the series E preferred stock for gross proceeds of $287.5 million. Dividends are cumulative on the series E preferred stock from the date of original issuance in the amount of $1.750 per share each year, which is equivalent to 7.000% of the $25.00 liquidation preference per share. Dividends on the series E preferred stock are payable quarterly in arrears. The first dividend payable on the series E preferred stock on December 30, 2011 will be a pro rata dividend from and including the original issue date to and including December 31, 2011 in the amount of $0.515278 per share. The series E preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series E preferred stock will rank senior to Digital Realty Trust, Inc. common stock with respect to the payment of distributions and other amounts and rank on parity with Digital Realty Trust, Inc. series C preferred stock and series D preferred stock. Digital Realty Trust, Inc. is not allowed to redeem the series E preferred stock before September 15, 2016, except in limited circumstances to preserve its status as a REIT. On or after September 15, 2016, Digital Realty Trust, Inc. may, at its option, redeem the series E preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series E preferred stock up to but excluding the redemption date. Holders of the series E preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Except in connection with specified change of control transactions, the series E preferred stock is not convertible into or exchangeable for any other property or securities of Digital Realty Trust, Inc.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011 and 2010

(unaudited)

(c) Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interest in the Operating Partnership as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	104,102,878	95.4%	91,159,221	94.3%
Noncontrolling interests consist of:
Common units held by third parties	3,420,814	3.1	3,937,827	4.1
Incentive units held by employees and directors (see note 12)	1,603,858	1.5	1,525,622	1.6

	109,127,550	100.0%	96,622,670	100.0%

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011 and 2010

(unaudited)

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $244.8 million and $244.5 million based on the closing market price of Digital Realty Trust, Inc. common stock on September 30, 2011 and December 31, 2010, respectively.

The following table shows activity for the noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2011:

	Common Units	Incentive Units	Total
As of December 31, 2010	3,937,827	1,525,622	5,463,449

Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(517,013)	—	(517,013)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(53,168)	(53,168)
Cancellation of incentive units held by employees and directors	—	(53,138)	(53,138)
Grant of incentive units to employees and directors	—	184,542	184,542

As of September 30, 2011	3,420,814	1,603,858	5,024,672

(1)	This redemption was recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet of Digital Realty Trust, Inc.

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

(d) Dividends

We have declared the following dividends on our common and preferred stock for the nine months ended September 30, 2011 (in thousands):

Date dividend declared	Dividend payable date	Series C Preferred Stock (1)	Series D Preferred Stock (2)	Common Stock (3)
February 10, 2011	March 31, 2011	$1,832	$4,690	$62,459
April 25, 2011	June 30, 2011	$1,441	$3,272	$67,031
July 25, 2011	September 30, 2011	$1,402	$3,034	$69,830

		$4,675	$10,996	$199,320

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011 and 2010

(unaudited)

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

(e) Accumulated Other Comprehensive Loss, Net

The accumulated balances for each classification of other comprehensive loss, net as of September 30, 2011 are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive loss, net
Balance as of December 31, 2010	$(33,175)	$(8,906)	$(42,081)
Net current period change	(10,262)	(2,907)	(13,169)
Reclassification to interest expense from interest rate swaps	—	4,257	4,257

Balance as of September 30, 2011	$(43,437)	$(7,556)	$(50,993)

(f) Noncontrolling Interests in Consolidated Joint Ventures

On June 24, 2011, we acquired all of the noncontrolling ownership interest in the entity that owns Datacenter Park Dallas from our joint venture partner for approximately $53.2 million (subject to adjustment in limited circumstances). The acquisition was financed with borrowings under our corporate revolving credit facility. The amount paid in excess of the carrying value of the noncontrolling ownership interest resulted in a decrease to additional paid-in capital, as presented in the accompanying condensed consolidated statement of equity.

11. Capital and Accumulated Other Comprehensive Loss

(a) Redeemable Preferred Units

On September 15, 2011, the Operating Partnership issued 11,500,000 units of its 7.000% series E cumulative redeemable preferred units, or series E preferred units, to Digital Realty Trust, Inc. (the General Partner) in conjunction with the General Partner’s issuance of an equivalent number of shares of its 7.000% series E cumulative redeemable preferred stock, or the series E preferred stock. Distributions are cumulative on the series E preferred units from the date of original issuance in the amount of $1.750 per unit each year, which is equivalent to 7.000% of the $25.00 liquidation preference per unit. Distributions on the series E preferred units are payable quarterly in arrears. The first distribution payable on the series E preferred units on December 30, 2011 will be a pro rata distribution from and including the original issue date to and including December 31, 2011 in the amount of $0.515278 per unit. Distributions on the series E preferred units are payable quarterly in arrears. The series E preferred units do not have a stated maturity date and are not subject to any sinking fund. The Operating Partnership is required to redeem the series E preferred units in the event that the General Partner redeems the series E preferred stock. The General Partner is not allowed to redeem the series E preferred stock prior to September 15, 2016 except in limited circumstances to preserve the General Partner’s status as a REIT. On or after September 15, 2016, the General Partner may, at its option, redeem the series E preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series E preferred stock up to but excluding the redemption date. Upon liquidation, dissolution or winding up, the series E preferred units will rank senior to the common units with respect to the payment of distributions and other amounts and rank on parity with the Operating Partnership’s series C and series D preferred units. Except in connection with specified change of control transactions, the series E preferred units are not convertible into or exchangeable for any other property or securities of the Operating Partnership.

(b) Allocations of Net Income and Net Losses to Partners

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

September 30, 2011 and 2010

(unaudited)

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

(c) Partnership Units

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

The redemption value of the limited partners’ common units and the vested incentive units was approximately $244.8 million and $244.5 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on September 30, 2011 and December 31, 2010, respectively.

(d) Distributions

All distributions on Operating Partnership units are at the discretion of Digital Realty Trust, Inc.’s board of directors. As of September 30, 2011, the Operating Partnership declared the following distributions (in thousands):

Date distribution declared	Distribution payable date	Series C Preferred Units (1)	Series D Preferred Units (2)	Common Units (3)
February 10, 2011	March 31, 2011	$1,832	$4,690	$66,252
April 25, 2011	June 30, 2011	$1,441	$3,272	$70,577
July 25, 2011	September 30, 2011	$1,402	$3,034	$73,247

		$4,675	$10,996	$210,076

(1)	$1.094 annual rate of distribution per unit.
(2)	$1.375 annual rate of distribution per unit.
(3)	$2.720 annual rate of distribution per unit.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011 and 2010

(unaudited)

(e) Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss as of September 30, 2011 are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2010	$(36,051)	$(9,809)	$(45,860)
Net current period change	(10,543)	(3,036)	(13,579)
Reclassification to interest expense from interest rate swaps	—	4,467	4,467

Balance as of September 30, 2011	$(46,594)	$(8,378)	$(54,972)

(f) Noncontrolling Interests in Consolidated Joint Ventures

On June 24, 2011, we acquired all of the noncontrolling ownership interest in the entity that owns Datacenter Park Dallas from our joint venture partner for approximately $53.2 million (subject to adjustment in limited circumstances). The acquisition was financed with borrowings under our corporate revolving credit facility. The amount paid in excess of the carrying value of the noncontrolling ownership interest resulted in a decrease to general partner common capital as presented in the accompanying condensed consolidated statement of capital.

12. Incentive Plan

Our Amended and Restated 2004 Incentive Award Plan (as defined below) provides for the grant of incentive awards to employees, directors and consultants. Awards issuable under the Amended and Restated 2004 Incentive Award Plan include stock options, restricted stock, dividend equivalents, stock appreciation rights, long-term incentive units, cash performance bonuses and other incentive awards. Only employees are eligible to receive incentive stock options under the Amended and Restated 2004 Incentive Award Plan. Initially, we had reserved a total of 4,474,102 shares of common stock for issuance pursuant to the 2004 Incentive Award Plan, subject to certain adjustments set forth in the 2004 Incentive Award Plan. On May 2, 2007, Digital Realty Trust, Inc.’s stockholders approved the First Amended and Restated Digital Realty Trust, Inc., Digital Realty Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (as amended, the Amended and Restated 2004 Incentive Award Plan). The Amended and Restated 2004 Incentive Award Plan increases the aggregate number of shares of stock which may be issued or transferred under the plan by 5,000,000 shares to a total of 9,474,102 shares, and provides that the maximum number of shares of stock with respect to awards granted to any one participant during a calendar year will be 1,500,000 and the maximum amount that may be paid in cash during any calendar year with respect to any performance-based award not denominated in stock or otherwise for which the foregoing limitation would not be an effective limitation for purposes of Section 162(m) of the Code will be $10.0 million.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011 and 2010

(unaudited)

As of September 30, 2011, 3,738,420 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Amended and Restated 2004 Incentive Award Plan. Each long-term incentive and Class C unit issued under the Amended and Restated 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the Amended and Restated 2004 Incentive Award Plan and the individual award limit discussed above.

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

During the nine months ended September 30, 2011 and 2010, certain employees were granted an aggregate of 85,910 and 92,368 long-term incentive units, respectively. The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock, are being expensed on a straight-line basis over the vesting period of the long-term incentive units, which is four years. During the nine months ended September 30, 2011 and 2010, certain employees were also granted an aggregate of 98,632 and 107,993 long-term incentive units, respectively, which, in addition to a service condition, are subject

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011 and 2010

(unaudited)

to a performance condition that impacts the number of units in which the employee ultimately vests. The performance condition is based upon our achievement of the respective fiscal years’ Funds From Operations per share targets. Upon evaluating the results of the performance condition, the final number of units is determined and such units vest based on satisfaction of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the grant date and 30% vesting on each of the third and fourth anniversaries of the grant date, provided the grantee continues employment on each anniversary date. Based on our 2010 FFO per diluted share and unit, all of the 2010 long-term incentive units satisfied the performance condition. The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock, are being expensed on a straight-line basis over the vesting period of the long-term incentive units, which ranges from four to five years.

The expense recorded for the three months ended September 30, 2011 and 2010 related to long-term incentive units was approximately $2.2 million and $1.8 million, respectively, and approximately $6.6 million and $5.2 million for the nine months ended September 30, 2011 and 2010, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.2 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $0.6 million and $0.6 million for the nine months ended September 30, 2011 and 2010, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $15.9 million and $12.9 million as of September 30, 2011 and December 31, 2010, respectively. We expect to recognize this unearned compensation over the next 2.6 years on a weighted average basis.

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

•

with respect to the second measurement date, we achieved a total shareholder return equal to at least 36% over a period commencing on May 2, 2007 and ending on the earlier of May 1, 2010 and the date of a change in control of the Company, the aggregate amount of the 2007 Grant award would equal 8% of the excess shareholder value, as defined, created during the applicable performance period, but in no event in excess of:

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

The fair value of the 2007 Grant was measured on the grant date using a Monte Carlo simulation to estimate the probability of the multiple market conditions being satisfied. The Monte Carlo simulation uses a statistical formula underlying the Black-Scholes and binomial formulas, and such simulation was run approximately 100,000 times. For each simulation, the value of the payoff was calculated at the settlement date and was then discounted to the grant date at a risk-free interest rate. The expected value of the Class C units on the grant date was determined by multiplying the average of the values over all simulations by the number of outstanding shares of Digital Realty Trust, Inc. common stock and Operating Partnership units. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. Other significant assumptions used in the valuation included an expected term of 36 months, expected stock price volatility of 23%, a risk-free interest rate of 4.6%, and a dividend growth rate of 5.0%. The fixed award limit under the plan was $17 million for the first market condition and $40 million for the second market condition, and there were 69.2 million shares of Digital Realty Trust, Inc. common stock and Operating Partnership units outstanding as of the 2007 grant date. The grant date fair value of these awards of approximately $11.8 million will be recognized as compensation

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011 and 2010

(unaudited)

expense on a straight-line basis over the expected service period of five years. The unearned compensation as of September 30, 2011 and December 31, 2010 was $1.1 million and $2.9 million, respectively. As of September 30, 2011 and December 31, 2010, 537,194 and 439,653, respectively, of the Class C Units subject to the 2007 Grant had vested. We recognized compensation expense related to the Class C Units subject to the 2007 Grant of approximately $0.7 million and $0.5 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $1.6 million and $1.4 million for the nine months ended September 30, 2011 and 2010, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.1 million for the three months ended September 30, 2011 and 2010 and approximately $0.2 million for the nine months ended September 30, 2011 and 2010.

(c) Stock Options

The fair value of each option granted under the Amended and Restated 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model. For the three and nine months ended September 30, 2011 and 2010, no stock options were granted. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. The expense recorded for the three months ended September 30, 2011 and 2010 was approximately $0.2 million and approximately $0.6 million, respectively, and $0.7 million for the nine months ended September 30, 2011 and 2010. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.1 million for the three months ended September 30, 2011 and 2010 and approximately $0.2 million for the nine months ended September 30, 2011 and 2010. Unearned compensation representing the unvested portion of the stock options totaled $0.5 million and $1.3 million as of September 30, 2011 and December 31, 2010, respectively. We expect to recognize this unearned compensation over the next 0.5 years on a weighted average basis.

The following table summarizes the Amended and Restated 2004 Incentive Award Plan’s stock option activity for the nine months ended September 30, 2011:

	Period ended September 30, 2011
	Shares	Weighted average exercise price
Options outstanding, beginning of period	470,264	$28.35
Exercised	(90,171)	37.89
Cancelled / Forfeited	(8,727)	41.73

Options outstanding, end of period	371,366	$25.73

Exercisable, end of period	326,189	$23.52

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2011:

Options outstanding					Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value
$12.00-13.02	182,369	3.08	$12.01	$7,869,771	182,369	3.08	$12.01	$7,869,771
$20.37-28.09	19,675	4.18	22.20	648,402	19,675	4.18	22.20	648,402
$33.18-41.73	169,322	5.54	40.91	2,412,834	124,145	5.52	40.63	1,804,051

	371,366	4.26	$25.73	$10,931,007	326,189	4.08	$23.52	$10,322,224

(d) Restricted Stock

During the nine months ended September 30, 2011 and 2010, certain employees were granted an aggregate of 41,220 and 37,761 shares of restricted stock, respectively. The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock, are being expensed on a straight-line basis over the vesting period of the restricted stock, which is four years. During the nine months ended September 30, 2011 and 2010, certain employees were also granted an aggregate of 50,999 and 37,914 shares of restricted stock, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of shares in which the employee ultimately vests. The performance condition is based upon our achievement of the respective year’s FFO per share targets. Upon evaluating the results of the performance condition, the final number of shares is determined and such shares vest based on satisfaction of the service conditions. The

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011 and 2010

(unaudited)

service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the grant date and 30% vesting on each of the third and fourth anniversaries of the grant date provided the grantee continues employment on each anniversary date. Based on our 2010 FFO per diluted share and unit, all of the 2010 restricted stock satisfied the performance condition.

The expense recorded for the three months ended September 30, 2011 and 2010 related to grants of restricted stock was approximately $0.5 million, and approximately $1.5 million and $1.1 million for the nine months ended September 30, 2011 and 2010, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.4 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $1.1 million and $0.7 million for the nine months ended September 30, 2011 and 2010, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $6.2 million and $4.2 million as of September 30, 2011 and December 31, 2010, respectively. We expect to recognize this unearned compensation over the next 3.0 years on a weighted average basis.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011 and 2010

(unaudited)

Interest rate caps are viewed as a series of call options or caplets which exist for each period the cap agreement is in existence. As each caplet expires, the related cost of the expired caplet is amortized to interest expense with the remaining caplets carried at fair value. The value of interest rate caps is primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of interest rate caps. As the remaining life of an interest rate cap decreases, the value of the instrument will generally decrease towards zero. The purchase price of an interest rate cap is amortized to interest expense over the contractual life of the instrument. For interest rate caps that are designated as cash flow hedges under accounting guidance as it relates to derivative instruments, the change in the fair value of an effective interest rate cap is recorded to accumulated other comprehensive income in equity. Amounts we are entitled to under interest rate caps, if any, are recognized on an accrual basis, and are recorded as a reduction against interest expense in the accompanying consolidated statements of operations.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The fair value of these derivatives was ($6.5) million and ($8.0) million at September 30, 2011 and December 31, 2010, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2011 and 2010, there were no ineffective portions to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our debt. As of September 30, 2011, we estimate that an additional $3.5 million will be reclassified as an increase to interest expense during the twelve months ending September 30, 2012, when the hedged forecasted transactions impact earnings.

As of September 30, 2011 and December 31, 2010, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of September 30, 2011		As of December 31, 2010		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of September 30, 2011	As of December 31, 2010
$—		$19,515	(1)	Swap	4.944	Jul. 10, 2006	Apr. 10, 2011	$—	$(231)
66,738	(1)	66,858	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013	(2,771)	(2,471)
13,813	(2)	13,978	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013	(658)	(828)
9,994	(2)	10,113	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013	(491)	(621)
8,795	(2)	8,900	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013	(476)	(557)
40,945	(2)	41,430	(2)	Swap	3.776	Dec. 5, 2006	Jan. 18, 2012	(295)	(1,129)
35,203	(2)	35,620	(2)	Swap	4.000	Dec. 20, 2006	Jan. 18, 2012	(277)	(1,054)
40,161	(2)	40,152	(2)	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014	(1,518)	(1,139)
16,371		16,976		Cap	4.000	June 24, 2009	June 25, 2012	—	3
20,500		20,500		Cap	4.000	Aug. 4, 2010	June 15, 2013	1	30

$252,520		$274,042						$(6,485)	$(7,997)

(1)	Translation to U.S. dollars is based on exchange rate of $1.56 to £1.00 as of September 30, 2011 and December 31, 2010.
(2)	Translation to U.S. dollars is based on exchange rate of $1.34 to €1.00 as of September 30, 2011 and December 31, 2010.

We do not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2011 or December 31, 2010.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011 and 2010

(unaudited)

14. Fair Value of Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the condensed consolidated balance sheets, for which it is practicable to estimate fair value.

Current accounting guidance requires the Company to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value. The Company’s disclosures of estimated fair value of financial instruments at September 30, 2011 and December 31, 2010 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. As described in note 13, the interest rate cap and interest rate swaps are recorded at fair value.

We calculate the fair value of our mortgage loans, unsecured senior notes and exchangeable senior debentures based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral and other loan terms, including excess exchange value which related to our 2026 Debentures. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt. The carrying value of our revolving credit facilities approximates fair value, due to the short-term nature of this instrument along with the variability of interest rates.

As of September 30, 2011 and December 31, 2010, the aggregate estimated fair value and carrying value of our revolving credit facilities, unsecured senior notes, exchangeable senior debentures, mortgage loans and other secured loan were as follows (in thousands):

	As of September 30, 2011		As of December 31, 2010
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Revolving credit facilities (1)	$163,113	$163,113	$333,534	$333,534
Unsecured senior notes (2)(3)	1,513,237	1,440,828	1,103,983	1,066,030
Exchangeable senior debentures (2)(3)	374,036	266,400	504,241	353,702
Mortgage loans (2)	982,942	916,199	1,078,220	1,043,188
Other secured loan	10,719	10,500	10,720	10,500

	$3,044,047	$2,797,040	$3,030,698	$2,806,954

(1)	The carrying value of our revolving credit facilities approximates estimated fair value, due to the short-term nature of this instrument along with the variability of interest rates.
(2)	Valuations for our unsecured senior notes and mortgage loans are determined based on the expected future payments discounted at risk-adjusted rates. The 2015 Notes, 2020 Notes and 2021 Notes and exchangeable senior debentures are valued based on quoted market prices.
(3)	The carrying value of the 2015 Notes, 2020 Notes and 2021 Notes are net of discount of $9,172 and $8,970 in the aggregate as of September 30, 2011 and December 31, 2010, respectively. The carrying value of our exchangeable senior debentures are net of discount of $1,456 as of December 31, 2010, related to our 2026 Debentures.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011 and 2010

(unaudited)

15. Related Party Transactions

In December 2006, we entered into ten leases with tel(x), pursuant to which tel(x) provides enhanced meet-me-room services to our customers. The initial terms of these leases expire in 2026, and tel(x) has options to extend them through 2046. tel(x) was acquired by GI Partners Fund II, LLP in November 2006, which, collectively with GI Partners Side Fund II, L.P., owned the majority of the outstanding stock of tel(x). Richard Magnuson, our director and Chairman, is the chief executive officer of the advisor to GI Partners Fund II, LLP and GI Partners Side Fund II, L.P. During the three months ended September 30, 2011, GI Partners Fund II, LLP and GI Partners Side Fund II, L.P completed the sale of tel(x) to an unrelated third party. Our condensed consolidated statements of operations include rental revenues of approximately $11.4 million and $7.3 million from tel(x) for the three months ended September 30, 2011 and 2010, respectively, and approximately $30.9 million and $18.2 million for the nine months ended September 30, 2011 and 2010, respectively. Our condensed consolidated balance sheet includes deferred rent and unamortized deferred leasing costs of approximately $31.9 million and $21.0 million as of September 30, 2011 and December 31, 2010, respectively. In connection with the lease agreements, we entered into an operating agreement with tel(x), effective as of December 1, 2006, with respect to joint sales and marketing efforts, designation of representatives to manage the national relationship between us and tel(x) and future meet-me-room facilities. Under the operating agreement, tel(x) has a sixty-day option to enter into a meet-me-room lease for certain future meet-me-room buildings acquired by us or any buildings currently owned by us that are converted into a meet-me-room building. As of September 30, 2011, tel(x) leases 254,314 square feet of net rentable space from us under 39 lease agreements and as of December 31, 2010, tel(x) leased 202,987 square feet of net rentable space from us under 31 lease agreements.

We also entered into an agreement with tel(x), effective as of December 1, 2006, with respect to percentage rent arising out of potential future lease agreements for rentable space in buildings covered by the meet-me-room lease agreements. Percentage rent earned during the three months ended September 30, 2011 and 2010 amounted to approximately $1.4 million and $0.9 million, respectively, and $2.1 million and $1.4 million during the nine months ended September 30, 2011 and 2010, respectively.

In addition, in connection with the lease agreements, we entered into a management agreement with tel(x), effective as of December 1, 2007, pursuant to which tel(x) agreed to provide us with certain management services in exchange for a management fee of one percent of rents actually collected by tel(x).

We are party to eight leases with SoftLayer, of which six are in place as of September 30, 2011 and the remaining two will commence in future periods. The initial terms of these leases expire from 2013 to 2025, and SoftLayer has options to extend them from 2018 through 2035. On August 3, 2010, GI Partners Fund III, L.P. acquired a controlling interest in SoftLayer. Richard Magnuson, our Chairman, is also a manager of the general partner to GI Partners Fund III, L.P. Our condensed consolidated statements of operations include rental revenues of approximately $4.7 million and $11.6 million from SoftLayer for the three and nine months ended September 30, 2011, respectively. Our consolidated statements of operations include rental revenues of approximately $1.2 million and $1.6 million from SoftLayer for the three and nine months ended September 30, 2010, respectively.

16. Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the leases of the 192,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2012. We made payments of approximately $1.2 million and $4.2 million to the seller during the nine months ended September 30, 2011 and 2010, respectively. We have recorded approximately $1.1 million and $2.3 million for this contingent liability on our consolidated balance sheet at September 30, 2011 and December 31, 2010, respectively.

As part of the acquisition of Clonshaugh Industrial Estate I, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other liabilities include $1.3 million for this liability as of September 30, 2011 and December 31, 2010. We made payments of $0.1 million to the seller during the nine months ended September 30, 2011 and 2010.

As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined. As of September 30, 2011, construction is not complete and none of the leases executed subsequent to purchase would cause an amount to become probable of payment and therefore no amount is accrued as of September 30, 2011. The maximum amount that could be earned by the seller is S$50.0 million (or approximately $38.2 million based on the exchange rate as of September 30, 2011). The earnout contingency expires in November 2020.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At September 30, 2011, we had open commitments related to construction contracts of approximately $134.2 million.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011 and 2010

(unaudited)

17. Subsequent Events

On October 13, 2011, we acquired a 50% interest in 2020 Fifth Avenue, a redevelopment property located in Seattle, with a committed initial capital contribution of approximately $22.9 million, of which approximately $4.1 million was funded thus far with borrowings under our corporate revolving credit facility. The site is located adjacent to 2001 Sixth Avenue where we are partners in an existing joint venture.

On October 21, 2011, we completed the acquisition of a redevelopment site in Dublin, Ireland. The purchase price was €4.5 million (or $6.3 million based on the rate of exchange on October 21, 2011) and was funded with borrowings under our corporate revolving credit facility.

On October 24, 2011, our board of directors approved an amendment to Digital Realty Trust, Inc.’s charter increasing the number of authorized shares of its common stock, par value $.01 per share, available for issuance from 145,000,000 to 165,000,000. No changes were made to the number of authorized shares of Digital Realty Trust, Inc.’s preferred stock, par value $.01 per share, available for issuance (currently 30,000,000). We filed the amendment with the Maryland State Department of Assessments and Taxation on October 28, 2011 and it became effective on that date.

On October 24, 2011, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit:

Share Class	Series C Preferred Stock	Series D Preferred Stock	Series E Preferred Stock		Common stock and common unit
Dividend and distribution amount	$0.273438	$0.343750	$0.515278	(1)	$0.680000
Dividend and distribution payable date	December 30, 2011	December 30, 2011	December 30, 2011		January 13, 2012
Dividend payable to shareholders of record on	December 15, 2011	December 15, 2011	December 15, 2011		December 15, 2011
Annual equivalent rate of dividend and distribution	$1.094	$1.375	$1.750		$2.720

(1)	Represents a pro rata dividend from and including the original issue date to and including December 31, 2011.

On November 3, 2011, the Operating Partnership replaced its corporate and Asia Pacific revolving credit facilities with an expanded revolving credit facility increasing its total capacity to $1.5 billion from $850 million. The renewed facility matures in four years, with a one-year extension option. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit rating of our long-term debt and is currently 125 basis points. An annual facility fee based on the credit rating of our long-term debt, currently 25 basis points, is payable quarterly.

On November 3, 2011, the Operating Partnership amended and restated its note purchase and private shelf agreement with Prudential to make changes in connection with the Operating Partnership’s expanded revolving credit facility and, subject to the completion of specified conditions, to authorize the potential issuance and sale of up to $50.0 million of additional notes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of proceeds from our equity distribution program, expected use of borrowings under our revolving credit facilities, portfolio performance, leverage policy and acquisition and capital expenditure plans, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the impact of the recent deterioration in global economic, credit and market conditions including the downgrading of the U.S. government’s credit rating; current local economic conditions in our geographic markets; decreases in information technology spending, including as a result of economic slowdowns or recession; adverse economic or real estate developments in our industry or the industry sectors that we sell to (including risks relating to decreasing real estate valuations and impairment charges); our dependence upon significant tenants; bankruptcy or insolvency of a major tenant or a significant number of smaller tenants; defaults on or non-renewal of leases by tenants; our failure to obtain necessary debt and equity financing; increased interest rates and operating costs; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; financial market fluctuations; changes in foreign currency exchange rates; our inability to manage our growth effectively; difficulty acquiring or operating properties in foreign jurisdictions; our failure to successfully integrate and operate acquired or redeveloped properties; risks related to joint venture investments, including as a result of our lack of control of such investments; delays or unexpected costs in development or redevelopment of properties; decreased rental rates or increased vacancy rates; increased competition or available supply of data center space; our inability to successfully develop and lease new properties and space held for redevelopment; difficulties in identifying properties to acquire and completing acquisitions; our inability to acquire off-market properties; our inability to comply with the rules and regulations applicable to reporting companies; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT; possible adverse changes to tax laws; restrictions on our ability to engage in certain business activities; environmental uncertainties and risks related to natural disasters; losses in excess of our insurance coverage; changes in foreign laws and regulations, including those related to taxation and real estate ownership and operation; and changes in local, state and federal regulatory requirements, including changes in real estate and zoning laws and increases in real property tax rates.

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

Occupancy percentages included in the following discussion, for some of our properties, are calculated based on factors in addition to contractually leased square feet, including available power, required support space and common area.

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

Business and strategy. Our primary business objectives are to maximize: (i) sustainable long-term growth in earnings and funds from operations per share and unit and (ii) cash flow and returns to our stockholders and our operating partnership’s unitholders, including through the payment of distributions. We expect to achieve our objectives by focusing on our core business of investing in and developing and redeveloping technology-related real estate. The significant components of our current and future growth is anticipated through the development of our existing space held for redevelopment and acquisitions of new operating and development properties. We target high quality, strategically located properties containing applications and operations critical to the day-to-day operations of corporate enterprise datacenter and technology industry tenants and properties that may be developed or redeveloped for such use. Most of our properties contain fully redundant electrical supply systems, multiple power feeds, above-standard precision cooling systems, raised floor areas, extensive in-building communications cabling and high-level security systems. We focus solely on technology-related real estate because we believe that the growth in corporate datacenter adoption and the technology-related real estate industry generally will continue to be superior to that of the overall economy.

As of September 30, 2011, we owned an aggregate of 98 technology-related real estate properties, excluding two properties held as investments in unconsolidated joint ventures, with approximately 17.4 million rentable square feet including approximately 2.1 million square feet of space held for redevelopment. At September 30, 2011, approximately 1,145,000 square feet of space was under construction for Turn-Key Datacenter®, Powered Base Building® and Build-to-Suit product, all of which will be income producing when complete, in eight U.S. domestic markets, one European market and Singapore, consisting of approximately 551,000 square feet of development projects and 594,000 square feet of redevelopment projects.

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

We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to Digital Realty Trust, Inc.’s common stock and preferred stock. We currently intend to limit our indebtedness to 60% of our total enterprise value and, based on the closing price of Digital Realty Trust, Inc. common stock on September 30, 2011 of $55.16, our ratio of debt to total enterprise value was approximately 30% as of September 30, 2011. Our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our company’s incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of its common stock and excluding long-term incentive units and Class C units), plus the book value of our total consolidated indebtedness.

Revenue base. As of September 30, 2011, we owned 98 properties through our operating partnership, excluding two properties held as investments in unconsolidated joint ventures. These properties are mainly located throughout the U.S., with 15 properties located in Europe, one property in Asia and one property in Canada. We, through our predecessor, acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties Acquired (1)	Net Rentable Square Feet (2)	Square Feet of Space Held for Redevelopment as of September 30, 2011 (3)
2002	5	1,160,161	42,852
2003	6	1,058,360	—
2004	10	2,542,486	143,983
2005	20	3,364,834	145,463
2006	16	2,134,773	86,825
2007 (4)	13	2,032,644	252,773
2008	5	343,710	220,538
2009	6	721,207	676,100
2010	15	1,835,636	425,826
2011	2	69,048	131,771

Properties owned as of September 30, 2011	98	15,262,859	2,126,131

(1)	Excludes properties sold in 2007 and 2006: 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006.
(2)	Current net rentable square feet as of September 30, 2011, which represents the current square feet at buildings under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes tenants’ proportional share of common areas but excludes space held for redevelopment.
(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space. The amounts included in this table represent redevelopment space as of September 30, 2011 in the properties acquired during the relevant period.
(4)	Includes three developed buildings (43915 Devin Shafron Drive, 43830 Devin Shafron Drive and 43790 Devin Shafron Drive) placed into service in 2010 and 2011 that are being included with a property (Devin Shafron buildings) that was acquired in 2007.

As of September 30, 2011, the properties in our portfolio were approximately 93.7% leased excluding 2.1 million square feet held for redevelopment. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of September 30, 2011, our original average lease term was approximately 14 years, with an average of approximately seven years remaining. The majority of our leasing since the completion of our IPO has been at lease terms shorter than 12 years. Our leases expiring on or before December 31, 2012 consist of 3.5% of our net rentable square feet excluding space held for redevelopment as of September 30, 2011.

Operating revenues from properties outside the United States were $28.8 million and $23.9 million for the three months ended September 30, 2011 and 2010, respectively, and $82.1 million and $69.4 million for the nine months ended September 30, 2011 and 2010, respectively.

Factors Which May Influence Future Results of Operations

Global market and economic conditions

In the United States and globally, market and economic conditions have been unprecedented over the past few years and challenging with tighter credit conditions and slower economic growth in all markets in which we own properties and conduct our operations. The U.S. and global economies have experienced a recession and face continued concerns about the systemic impact of adverse economic conditions, such as potential defaults on sovereign debt by Greece and other European countries, high energy costs, geopolitical issues, the availability and cost of credit, unstable global financial and mortgage markets, high corporate, consumer and governmental debt levels, high unemployment and declining residential and commercial real estate markets. Additionally, further downgrades of federal, state and foreign governmental credit ratings, or any defaults on debt by governmental entities could exacerbate existing financial turmoil and uncertainty.

As a result of these conditions, general economic conditions and the cost and availability of capital have been and may again be adversely affected in some or all of the markets in which we own properties and conduct our operations. The recent increased turbulence in the U.S., European and other international financial markets and economies resulting from European sovereign debt crisis may adversely affect our ability, and the ability of our tenants, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our tenants’, financial condition and results of operations.

In addition, our access to funds under our revolving credit facilities and other lines of credit depend on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. We cannot assure you that long-term disruptions in the global economy and the return of tighter credit conditions among, and potential failures or nationalizations of, third party financial institutions as a result of such disruptions will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitments to us, our business, results of operation, cash flows and financial condition could be adversely affected.

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

Rental income. The amount of rental income generated by the properties in our portfolio depends principally on our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 2.1 million square feet held for redevelopment, as of September 30, 2011, the occupancy rate of the properties in our portfolio was approximately 93.7% of our net rentable square feet.

As of September 30, 2011, we had 1,586 leases with a total of 532 tenants. As of September 30, 2011, approximately 92% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed or indexed based on a consumer price index or other similar inflation related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 15.3 million net rentable square feet, excluding redevelopment space, at September 30, 2011 is approximately 184,000 net rentable square feet of space with extensive datacenter improvements that is currently, or will shortly be, available for lease. Since our IPO, we have leased approximately 2,669,000 square feet of similar space. These Turn-Key Datacenters® are effective solutions for tenants who lack the expertise or capital budget to provide their own extensive datacenter infrastructure and security. Our expertise in datacenter construction and operations enables us to lease space to these tenants at a significant premium over other uses. In addition, as of September 30, 2011, we had approximately 2.1 million square feet of redevelopment space, or approximately 12% of the total rentable space in our portfolio, including four vacant properties comprising approximately 485,000 square feet. Our ability to grow earnings depends in part on our ability to redevelop space and lease redevelopment space at favorable rates, which we may not be able to obtain. Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for redevelopment space. We may purchase additional vacant properties and properties with vacant redevelopment space in the future. We will require additional capital to finance our redevelopment activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”

Economic downturns, including as a result of the conditions described above under “Global market and economic conditions,” or regional downturns affecting our sub-markets or downturns in the technology-related real estate industry that impair our ability to lease or renew or re-lease space, or otherwise reduce returns on our investments or the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. On September 6, 2011, Solyndra, Inc., which subleased space from our direct tenant in one of our buildings, adjacent to Solyndra’s newly constructed facility, filed for bankruptcy. The sublease expired on September 29, 2011 and Solyndra became our direct tenant under a new lease commencing on September 30, 2011 at an initial monthly cash base rent of approximately $345,500.

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 1.0 million square feet of available space in our portfolio, which excludes approximately 2.1 million square feet available for redevelopment as of September 30, 2011, leases representing approximately 0.9% and 2.6% of the net rentable square footage of our portfolio are scheduled to expire during the three months ending December 31, 2011 and for the year ending December 31, 2012, respectively.

During the nine months ended September 30, 2011, we signed new leases totaling approximately 760,000 square feet of space and renewal leases totaling approximately 1,164,000 square feet of space. The following table summarizes our leasing activity in the nine months ended September 30, 2011:

	Number of Leases (1)	Net Rentable Square Feet (2)	Expiring Rental Rate per Square Foot (3)	New Rental Rate per Square Foot (3)	Rental Rate % Change	Tenant Improvements/ Lease Commissions per Square Foot (4)	Weighted Average Lease Term (months)

Leasing Activity (5)(6)

Renewals Signed
Turn-Key Datacenter	23	254,518	$153.57	$166.15	8.19%	$2.07	65.1
Powered Base Building	13	671,479	$14.43	$18.44	27.77%	$2.61	71.9
Non-technical	20	237,758	$29.22	$25.19	(13.80%)	$7.61	93.5

New Leases Signed
Turn-Key Datacenter	42	315,544		$185.47		$31.78	101.2
Powered Base Building	2	185,602		$23.34		$13.35	131.6
Build to Suit	2	96,000		$111.84		$7.22	141.8
Non-technical	55	162,720		$24.08		$12.21	59.2

Leasing Activity Summary (5)(6)

Turn-Key Datacenter	65	570,062		$176.85
Powered Base Building	15	857,081		$19.50
Build to Suit	2	96,000		$111.84
Non-technical	75	400,478		$24.74

(1)	The number of leases represents the leased-unit count; a lease could include multiple units.
(2)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(3)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.
(4)	Tenant Improvements/Lease Commissions for Powered Base Building leases excludes one tenant improvement allowance that has not yet been finalized. The final tenant improvement allowance amount will depend on actual costs incurred. When the tenant improvement allowance is finalized, fixed rent will be amended and will be incremental to the New Rental Rate per Square Foot reported above.
(5)	Excludes 111 colocation leases signed for 60,732 rentable square feet at an average rate of $176.25 per square foot. Re-leases are not included.
(6)	Excludes four datacenter master leases signed for 34,193 rentable square feet, which were partially occupied by other customers, at an average rate of $84.27 per square foot.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key markets for datacenter space and expect the rental rates we are likely to achieve on any new (re-leased) or renewed datacenter space leases for 2011 expirations will generally be higher than the rates currently being paid for the same space. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole due to a number of factors, including local real estate conditions, local supply and demand for datacenter space, the condition of the property and whether the property, or space within the property, has been redeveloped.

Market concentration. We depend on the market for technology-based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of September 30, 2011, our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of September 30, 2011 total annualized rent (1)
Silicon Valley	13.7%
Northern Virginia	10.7%
New York Metro	9.6%
San Francisco	9.5%
Chicago	9.5%
Dallas	9.0%
Phoenix	8.8%
Boston	5.9%
Los Angeles	4.9%
London, England	4.0%
Dublin, Ireland	2.7%
Paris, France	2.4%
Other	9.3%

100.0%

(1)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of September 30, 2011 multiplied by 12.

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

Climate change legislation. In June 2009, the U.S. House of Representatives approved comprehensive clean energy and climate change legislation intended to cut greenhouse gas, or GHG, emissions, create new clean energy jobs and enhance the energy independence of the United States, which included a cap-and-trade program for GHG emissions. The U.S. Senate did not subsequently pass similar legislation and following Congressional elections in November 2010 (in which control of the House of Representatives passed from the Democratic Party to the Republican Party), the likelihood that Congress will pass any climate change and/or energy legislation that would include a cap-and-trade program, or any similar type program, for GHG emissions in 2011 or 2012 has diminished. As a result, action to reduce GHG emissions likely will be focused on regulatory agencies, primarily the U.S. Environmental Protection Agency, or EPA, and state actions. The EPA has been moving aggressively to regulate GHG emissions from automobiles and large stationary sources, including electricity producers, using its own authority under the Clean Air Act. Some of those regulations have been finalized and currently are in litigation. States have also taken actions to regulate GHG emissions. For example, California enacted AB 32, the Global Warming Solutions Act of 2006, which established the first statewide program in the United States to limit GHG emissions and impose penalties for non-compliance. The California Air Resources Board, or CARB, has taken, and plans to take, various actions to implement AB 32, including the approval in December 2008 of an AB 32 Scoping Plan summarizing a number of GHG-reduction strategies for California. CARB approved in December 2010 and revised in October 2011 a GHG cap-and-trade program, which is scheduled to require certain generators and importers of electricity, as well as other entities, to obtain compliance instruments beginning in 2013. As another example of state action, the Western Climate Initiative, which currently includes seven states and four Canadian provinces, has developed GHG reduction strategies, among them a GHG cap-and-trade program. In addition, since 2005 the European Union (including the United Kingdom) has been operating under a cap-and-trade program, which directly affects the largest emitters of greenhouse gases, including electricity producers from whom we purchase power. Any additional taxation or regulation of energy use, including as a result of (i) new legislation that Congress may pass, (ii) the regulations that the U.S. EPA has proposed or finalized, (iii) regulations under legislation that states have passed or may pass, or (iv) any further reductions in the EU greenhouse gas cap could significantly increase our costs, and we may not be able to effectively pass all of these costs on to our tenants.

Interest rates. As of September 30, 2011, we had approximately $252.5 million of variable rate debt, all of which was mortgage debt subject to interest rate cap or swap agreements, and $163.1 million of variable rate debt was outstanding on the revolving credit facilities. The availability of debt and equity capital may decrease as a result of the circumstances described above under “Global market and economic conditions.” The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the three and nine months ended September 30, 2011 and 2010. A summary of our operating results for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Statement of Operations Data:
Total operating revenues	$273,476	$237,486	$792,098	$626,729
Total operating expenses	(201,850)	(177,085)	(569,087)	(456,983)

Operating income	71,626	60,401	223,011	169,746
Other expenses, net	(33,937)	(36,775)	(108,082)	(100,632)

Net income	$37,689	$23,626	$114,929	$69,114

Our property portfolio has experienced significant growth since our first property acquisition in January 2002. As a result of this growth, our period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (same store properties are properties that were owned and operated for the entire current period and the entire immediate preceding year). The following table identifies each of the properties in our portfolio acquired from January 1, 2010 through September 30, 2011.

New Property Additions		Acquisition Date	Redevelopment Space as of September 30, 2011 (1)	Net Rentable Square Feet Excluding Redevelopment Space (2)	Square Feet Including Redevelopment Space	Occupancy Rate as of September 30, 2011 (3)
As of December 31, 2009 (81 properties)			1,501,796	13,027,245	14,529,041	94.3%

January 1, 2010 through September 30, 2011

128 First Avenue		Jan-10	—	274,750	274,750	99.4
55 Middlesex Turnpike		Jan-10	—	106,000	106,000	90.6
60-80 Merritt Boulevard		Jan-10	—	169,540	169,540	100.0
43915 Devin Shafron Drive	(4)	Jan-10	3,247	129,033	132,280	100.0
1725 Comstock Street		Apr-10	—	39,643	39,643	100.0
3105 and 3115 Alfred Street		May-10	—	49,858	49,858	58.1
Cateringweg 5		Jun-10	—	55,972	55,972	100.0
365 Main Street		Jul-10	—	226,981	226,981	78.5
720 2nd Street		Jul-10	—	121,220	121,220	94.5
2260 East El Segundo Boulevard		Jul-10	—	132,240	132,240	100.0
2121 South Price Road		Jul-10	—	293,479	293,479	96.5
4030-4050 La Fayette		Jul-10	30,333	115,070	145,403	75.8
800 Central Expressway		Aug-10	150,000	—	150,000	—
2950 Zanker Road		Aug-10	—	69,700	69,700	100.0
900 Dorothy Drive		Aug-10	—	56,176	56,176	100.0
29A International Business Park		Nov-10	245,493	125,007	370,500	49.3
43830 Devin Shafron Drive	(4)	Mar-11	63,491	49,759	113,250	42.2
43790 Devin Shafron Drive	(4)	Jun-11	—	152,138	152,138	100.0
Fountain Court, Chessington		Jul-11	131,771	—	131,771	—
11085 Sun Center Drive		Sep-11	—	69,048	69,048	100.0

Subtotal			624,335	2,235,614	2,859,949	90.2%

Total			2,126,131	15,262,859	17,388,990	93.7%

(1)	Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space.
(2)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease based on engineering drawings. Net rentable square feet includes tenants’ proportional share of common areas but excludes space held for redevelopment.
(3)	Occupancy rates exclude redevelopment space. For some of our properties, we calculate occupancy based on factors in addition to contractually leased square feet, including available power, required support space and common area.
(4)	Represents three developed buildings placed into service in 2010 and 2011 that are being included with a property (Devin Shafron buildings) that was acquired in 2007.

In May 2008, we acquired 701 & 717 Leonard Street, a parking garage in Dallas, Texas; however, we exclude the acquisition from our property count because it is located adjacent to our internet gateway datacenter located at 2323 Bryan Street and is not considered a separate property.

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010 and the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

Portfolio

As of September 30, 2011, our portfolio consisted of 98 properties, excluding two properties held as investments in unconsolidated joint ventures, with an aggregate of 17.4 million net rentable square feet including 2.1 million square feet held for redevelopment compared to a portfolio consisting of 95 properties, excluding two properties held as investments in unconsolidated joint ventures, with an aggregate of 16.4 million net rentable square feet including 1.9 million square feet held for redevelopment as of September 30, 2010. The increase in our portfolio reflects the acquisition of three properties in the twelve months ended September 30, 2011.

Operating Revenues

Operating revenues during the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Rental	$206,846	$184,204	$22,642	$606,447	$492,342	$114,105
Tenant reimbursements	56,656	52,975	3,681	159,801	131,630	28,171
Construction management fee	9,372	307	9,065	24,948	2,757	22,191
Other	602	—	602	902	—	902

Total operating revenues	$273,476	$237,486	$35,990	$792,098	$626,729	$165,369

As shown by the same store and new properties table below, the increases in rental revenues and tenant reimbursement revenues for the three and nine month periods ended September 30, 2011 compared to the same periods in 2010 were primarily due to new leasing at our same store properties and acquisition of properties. We acquired three properties during the twelve months ended September 30, 2011.

The following table shows operating revenues for new properties (properties that were acquired after December 31, 2009) and same store properties (all other properties) (in thousands):

	Same Store			New Properties
	Three Months Ended September 30,			Three Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Rental	$160,672	$148,577	$12,095	$46,174	$35,627	$10,547
Tenant reimbursements	40,940	40,356	584	15,716	12,619	3,097
Construction management fee	—	—	—	9,372	307	9,065
Other	602	—	602	—	—	—

Total operating revenues	$202,214	$188,933	$13,281	$71,262	$48,553	$22,709

	Same Store			New Properties
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Rental	$471,385	$432,829	$38,556	$135,062	$59,513	$75,549
Tenant reimbursements	117,506	112,067	5,439	42,295	19,563	22,732
Construction management fee	—	—	—	24,948	2,757	22,191
Other	897	—	897	5	—	5

Total operating revenues	$589,788	$544,896	$44,892	$202,310	$81,833	$120,477

Same store rental revenues increased for the three and nine months ended September 30, 2011 compared to the same periods in 2010 primarily as a result of new leases at our properties during the twelve months ended September 30, 2011 due to strong demand for datacenter space, including leases of completed redevelopment space, the largest of which was for space in 43915 Devin Shafron Drive, 365 South Randolphville Road, 3 St. Anne’s Boulevard, 1232 Alma Road and 111 8th Avenue (2nd and 6th floors). Rental revenue included amounts earned from leases with tel(x) and SoftLayer, both related parties, of approximately $16.1 million and $8.5 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $42.5 million and $19.8 million for the nine months ended September 30, 2011 and 2010, respectively. In September 2011, tel(x) was sold to an unrelated third party. Same store tenant reimbursement revenues increased for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 primarily as a result of new leasing and higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 43915 Devin Shafron Drive, Unit 9, Blanchardstown Corporate Park, 4849 Alpha Road and 3 Corporate Place.

For the three and nine months ended September 30, 2011, construction management fees from our Digital Design Services product, formerly known as POD Architecture services, together with rental revenues from 2121 South Price Road, 365 Main Street, 720 2nd Street and 2260 East El Segundo Boulevard, contributed $13.2 million, or approximately 58%, and $89.5 million, or approximately 74%, respectively, of the new properties increase in total revenues compared to the same periods in 2010.

Operating Expenses and Interest Expense

Operating expenses and interest expense during the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Rental property operating and maintenance	$82,164	$73,863	$8,301	$226,224	$180,393	$45,831
Property taxes	13,055	14,030	(975)	40,488	39,499	989
Insurance	1,961	2,168	(207)	6,010	5,749	261
Construction management	7,391	293	7,098	20,327	1,411	18,916
Depreciation and amortization	79,047	70,128	8,919	229,813	187,520	42,293
General and administrative	14,600	11,878	2,722	41,082	34,971	6,111
Transactions	3,632	4,666	(1,034)	5,053	7,214	(2,161)
Other	—	59	(59)	90	226	(136)

Total operating expenses	$201,850	$177,085	$24,765	$569,087	$456,983	$112,104

Interest expense	$37,078	$36,737	$341	$112,494	$100,801	$11,693

As shown in the same store and new properties table below, total expenses for the three and nine months ended September 30, 2011 increased compared to the same periods in 2010 primarily as a result of higher same store utility and maintenance costs as well as increased depreciation and interest expense from additional redevelopment projects placed into service and from recently acquired properties.

The following table shows expenses for new properties (properties that were acquired after December 31, 2009) and same store properties (all other properties) (in thousands):

	Same Store			New Properties
	Three Months Ended September 30,			Three Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Rental property operating and maintenance	$57,080	$54,923	$2,157	$25,084	$18,940	$6,144
Property taxes	10,404	11,628	(1,224)	2,651	2,402	249
Insurance	1,560	1,777	(217)	401	391	10
Construction management	—	—	—	7,391	293	7,098
Depreciation and amortization	62,022	56,308	5,714	17,025	13,820	3,205
General and administrative (1)	14,600	11,878	2,722	—	—	—
Transactions	—	—	—	3,632	4,666	(1,034)
Other	—	59	(59)	—	—	—

Total operating expenses	$145,666	$136,573	$9,093	$56,184	$40,512	$15,672

Interest expense	$36,896	$36,647	$249	$182	$90	$92

	Same Store			New Properties
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Rental property operating and maintenance	$159,454	$150,032	$9,422	$66,770	$30,361	$36,409
Property taxes	32,471	34,162	(1,691)	8,017	5,337	2,680
Insurance	4,682	5,181	(499)	1,328	568	760
Construction management	—	—	—	20,327	1,411	18,916
Depreciation and amortization	181,382	166,076	15,306	48,431	21,444	26,987
General and administrative (1)	41,082	34,971	6,111	—	—	—
Transactions	—	—	—	5,053	7,214	(2,161)
Other	88	226	(138)	2	—	2

Total operating expenses	$419,159	$390,648	$28,511	$149,928	$66,335	$83,593

Interest expense	$111,985	$100,711	$11,274	$509	$90	$419

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.

Same store rental property operating and maintenance expenses increased in the three and nine months ended September 30, 2011 compared to the same periods in 2010 primarily as a result of higher utility rates in several of our properties along with redevelopment projects being placed into service leading to higher utility expense in 2011. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $6.5 million and $4.4 million for the three months ended September 30, 2011 and 2010, respectively, and $18.8 million and $13.2 million for the nine months ended September 30, 2011 and 2010, respectively.

Same store depreciation and amortization expense increased in the three and nine months ended September 30, 2011 compared to the same periods in 2010, principally because of depreciation of redevelopment projects that were placed into service in the final three months of 2010 and during 2011.

General and administrative expenses for the three and nine months ended September 30, 2011 increased compared to the same periods in 2010 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher professional fees and marketing expenses.

Same store interest expense increased for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 primarily as a result of higher average outstanding debt balances during 2011 compared to 2010 primarily due to the issuance of our 5.875% Notes due 2020, the issuance of our 4.50% Notes due 2015, the issuance of our 5.250% Notes due 2021 and draws on our Prudential shelf facility. During the three months ended September 30, 2011 and 2010, we capitalized interest of approximately $4.8 million and $2.7 million, respectively, and $13.6 million and $7.1 million for the nine months ended September 30, 2011 and 2010, respectively.

New properties increases were primarily caused by properties acquired during the period from January 1, 2010 to September 30, 2011. For the three and nine months ended September 30, 2011, construction management costs related to our Digital Design Services product, formerly known as POD Architecture services, together with expenses related to 2121 South Price Road, 365 Main Street, 720 2nd Street and 2260 East El Segundo Boulevard, contributed $9.5 million, or approximately 61%, and $65.2 million, or approximately 78%, respectively, of the new properties increase in total operating expenses compared to the same periods in 2010.

Transactions expense decreased in the three and nine months ended September 30, 2011 compared to the same periods in 2010, principally because of higher expenses related to the acquisitions of the New England Portfolio and 365 Main Portfolio in 2010.

Liquidity and Capital Resources of the Parent Company

In this “Liquidity and Capital Resources of the Parent Company” section and in the “Liquidity and Capital Resources of the Operating Partnership” section below, the term our “parent company” refers to Digital Realty Trust, Inc. on an unconsolidated basis, excluding our operating partnership.

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

We believe our operating partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured revolving credit facilities are adequate for it to make its distribution payments to our parent company and, in turn, for our parent company to make its dividend payments to its stockholders. However, we cannot assure you that our operating partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to our parent company. The unavailability of capital could adversely affect our operating partnership’s ability to pay its distributions to our parent company, which would in turn, adversely affect our parent company’s ability to pay cash dividends to its stockholders.

In June 2011, our parent company completed its previous At-the-Market equity distribution program, under which it sold 6,790,653 shares of its common stock for gross proceeds of $400.0 million, resulting in net proceeds of approximately $394.0 million after deducting commissions and before offering expenses. Our parent company used the proceeds from the sale of shares pursuant to the program to temporarily repay borrowings under our operating partnership’s corporate revolving credit facility, to acquire additional properties, to fund development and redevelopment opportunities and for general corporate purposes, including potentially the repayment or repurchase of outstanding debt. For the nine months ended September 30, 2011, our parent company generated net proceeds of approximately $176.9 million from the issuance of approximately 3.0 million common shares under the program at an average price of $60.51 per share after payment of approximately $2.7 million of commissions to the sales agents. The proceeds from the issuances were contributed to our operating partnership in exchange for the issuance of approximately 3.0 million common units to our parent company. For the three and nine months ended September 30, 2010, our parent company generated net proceeds of approximately $86.9 million and $154.4 million, respectively, from the issuance of approximately 1.5 million and 2.8 million common shares, respectively, under the program at an average price of $60.40 and $56.35 per share, respectively, after payment of approximately $1.3 million and $2.4 million, respectively, of commissions to the sales agents. The proceeds from the issuances were contributed to our operating partnership in exchange for the issuance of approximately 1.5 million and 2.8 million common units, respectively, to our parent company.

On June 29, 2011, our parent company commenced a new At-the-Market equity distribution program under which it can issue and sell up to $400.0 million of its common stock through, at its discretion, any of Merrill Lynch, Pierce Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC as its sales agents. For the three months ended September 30, 2011, our parent company generated net proceeds of approximately $237.6 million from the issuance of approximately 4.1 million common shares under the program at an average price of $58.38 per share after payment of approximately $2.4 million of commissions to the sales agents. The proceeds from the issuances were contributed to our operating partnership in exchange for the issuance of approximately 4.1 million common units to our parent company. Our parent company intends to use the net proceeds from the program to temporarily repay borrowings under our operating partnership’s corporate revolving credit facility, to acquire additional properties, to fund development and redevelopment opportunities and for general working capital purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or preferred equity securities. The sales of common stock under the equity distribution program will be made in “at the market” offerings as defined in Rule 415 of the Securities Act.

On September 15, 2011, our parent company issued 11.5 million shares of 7.000% series E cumulative redeemable preferred stock for total net proceeds, after underwriting discounts and estimated offering expenses, of $277.4 million, including the proceeds from the exercise in full of the underwriters’ over-allotment option. Our parent company intends to use the net proceeds from the offering to temporarily repay borrowings under our operating partnership’s corporate revolving credit facility, to acquire additional properties, to fund development and redevelopment opportunities and for general working capital purposes including potentially for the repurchase, redemption or retirement of outstanding debt or preferred equity securities.

During the nine months ended September 30, 2011, our operating partnership exchanged approximately $88.8 million aggregate principal amount of its 4.125% Exchangeable Senior Debentures, or the 2026 Debentures, for a combination of cash (approximately $100.5 million) and 1,087,820 restricted shares of our parent company’s common stock at the request of holders pursuant to the terms of the indenture governing the 2026 Debentures. During the nine months ended September 30, 2010, we entered into agreements with institutional holders of approximately $62.2 million principal amount of the 2026 Debentures to exchange such debentures held by such holders for a combination of cash (approximately $1.0 million including accrued interest) and 1,957,419 privately issued shares of our parent company’s common stock. In addition, during the nine months ended September 30, 2010, we exchanged $250,000 aggregate principal amount of the 2026 Debentures for approximately $0.4 million in cash and 682 restricted shares of our parent company’s common stock pursuant to the terms of the indenture governing the 2026 Debentures. We funded these exchanges with available cash and/or borrowings under our operating partnership’s corporate revolving credit facility.

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

Dividends and Distributions

Our parent company is required to distribute 90% of its taxable income (excluding capital gains) on an annual basis in order for it to continue to qualify as a REIT for federal income tax purposes. Accordingly, our parent company intends to make, but is not contractually bound to make, regular quarterly distributions to its preferred stockholders and common stockholders from cash flow from our operating partnership’s operating activities. All such distributions are at the discretion of our parent company’s board of directors. Our parent company considers market factors and our operating partnership’s performance in addition to REIT requirements in determining distribution levels. Our parent company has distributed 100% of its taxable income since inception to minimize corporate level federal income taxes. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our parent company’s status as a REIT. The exchange rate on the 2029 Debentures, the conversion rate on our parent company’s series C cumulative convertible preferred stock and the conversion rate on our parent company’s series D cumulative convertible preferred stock are each subject to adjustment for certain events, including, but not limited to, certain dividends on our parent company’s common stock in excess of $0.33 per share per quarter, $0.28625 per share per quarter and $0.31 per share per quarter, respectively. Therefore, the declaration and payment of quarterly dividends by our parent company in excess of these thresholds may increase the dilutive impact of our operating partnership’s exchangeable debentures and our parent company’s convertible preferred stock on our parent company’s common stockholders.

While historically our parent company has satisfied this distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, our parent company’s own shares. As a result of this distribution requirement, our operating partnership cannot rely on retained earnings to fund its on-going operations to the same extent that other companies whose parent companies are not REITs can. Our parent company may need to continue to raise capital in the equity markets to fund our operating partnership’s working capital needs, as well as potential developments at new or existing properties, acquisitions or investments in existing or newly created joint ventures. In addition, our parent company may be required to use borrowings under our operating partnership’s corporate revolving credit facility, if necessary, to meet REIT distribution requirements and maintain our parent company’s REIT status.

During the nine months ended September 30, 2011, our parent company declared the following dividends (in thousands):

Date dividend declared	Dividend payable date	Series C Preferred Stock (1)	Series D Preferred Stock (2)	Common Stock (3)
February 10, 2011	March 31, 2011	$1,832	$4,690	$62,459
April 25, 2011	June 30, 2011	$1,441	$3,272	$67,031
July 25, 2011	September 30, 2011	$1,402	$3,034	$69,830

		$4,675	$10,996	$199,320

(1)	$1.094 annual rate of dividend per share.
(2)	$1.375 annual rate of dividend per share.
(3)	$2.720 annual rate of dividend per share.

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

Liquidity and Capital Resources of the Operating Partnership

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we,” “our” and “us” refer to our operating partnership together with its consolidated subsidiaries or our operating partnership and our parent company together with their consolidated subsidiaries, as the context requires.

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

As of September 30, 2011, we had $38.7 million of cash and cash equivalents, excluding $55.2 million of restricted cash. Restricted cash primarily consists of interest-bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements, as well as capital expenditures.

Our short-term liquidity requirements primarily consist of operating expenses, redevelopment costs and other expenditures associated with our properties, distributions to our parent company in order for it to make dividend payments on its preferred stock, distributions to our parent company in order for it to make dividend payments to its stockholders required to maintain its REIT status, distributions to the unitholders in our operating partnership, capital expenditures, debt service on our loans and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, restricted cash accounts established for certain future payments and by drawing upon our revolving credit facilities.

As of September 30, 2011, our corporate revolving credit facility had a total capacity of $750.0 million. Effective August 31, 2011, we exercised the second and final one-year extension option to our corporate revolving credit facility, which extended its maturity date from August 31, 2011 to August 31, 2012. As of September 30, 2011, borrowings under the corporate revolving credit facility bore interest at a blended rate of 1.44% (U.S), 2.55% (Euro) and 1.88% (GBP), which are based on 1-month LIBOR, 1-month EURIBOR and 1-month GBP LIBOR, respectively, plus a margin of 1.20%. The corporate revolving credit facility has a $515.0 million sub-facility for multicurrency advances in British Pounds Sterling, Canadian Dollars, Euros, and Swiss Francs. We have used and intend to use available borrowings under the corporate revolving credit facility to, among other things, finance the acquisition of additional properties, fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt securities. As of September 30, 2011, approximately $148.8 million was drawn under this facility and $30.0 million of letters of credit were issued, leaving approximately $571.0 million available for use.

On August 18, 2011, Digital Singapore Jurong East Pte. Ltd., Digital Realty Datafirm, LLC and Digital Realty Datafirm 2, LLC, each a subsidiary of the operating partnership, as the initial borrowers, with the operating partnership, our parent company and the subsidiary guarantors named therein, as guarantors, the initial lenders and each swing line bank named therein, Citicorp International Ltd., as administrative agent, and Citigroup Global Markets Inc., Citigroup Global Markets Singapore Pte Ltd., Bank of America, N.A., Sumitomo Mitsui Banking Corporation and The Hong Kong and Shanghai Banking Corporation Limited, collectively as the coordinating banks, entered into a revolving credit agreement, which we refer to as the Asia Pacific revolving credit facility. The Asia Pacific revolving credit facility provides for a revolving credit facility in an aggregate amount of up to $55.6 million Australian Dollars (A$) and $50.0 million Singapore Dollars (S$) (an aggregate equivalent of approximately $100 million based on August 18, 2011 exchange rate) and matures in August 2012. In addition, we have the ability from time to time to increase the size of the Asia Pacific revolving credit facility to up to an aggregate amount of S$245.0 million (an equivalent of approximately $200 million based on the August 18, 2011 exchange rate), subject to receipt of lender commitments and other conditions precedent. Borrowings under the Asia Pacific revolving credit facility are guaranteed by our parent company, our operating partnership and certain of the operating partnership’s subsidiaries. We have used and intend to use available borrowings under the Asia Pacific revolving credit facility to, among other things, acquire additional properties, fund development opportunities and to provide for working capital and other general corporate purposes. As of

September 30, 2011, borrowings under the Asia Pacific revolving credit facility bore interest at a blended rate of 1.42% (Singapore) and 6.07% (Australia), which are based on 1-month SIBOR and 1-month BBR, respectively, plus a margin of 1.20%. As of September 30, 2011, S$17.5 million and A$1.0 million (an equivalent of approximately $14.4 million based on the September 30, 2011 exchange rate) was drawn under this facility.

For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.

On March 8, 2011, we closed the issuance of $400.0 million aggregate principal amount of the 2021 Notes. The purchase price paid by the initial purchasers was 99.775% of the principal amount thereof. The notes are our general unsecured senior obligations, rank equally in right of payment with all our other senior unsecured indebtedness and are fully and unconditionally guaranteed by our parent company. Interest on the notes is payable on March 15 and September 15 of each year, beginning on September 15, 2011. The net proceeds from the offering after deducting the original issue discount, underwriting commissions and estimated expenses was approximately $395.5 million. We used the net proceeds from the offering to temporarily repay borrowings under our corporate revolving credit facility, to acquire additional properties, to fund development and redevelopment opportunities and for general working capital purposes, including potentially for the repurchase, redemption or retirement of outstanding debt securities.

On April 15, 2011, we completed the acquisition of a 38.8 acre development site located contiguous to our datacenter campus in Ashburn, Virginia. The purchase price was $17.3 million. We funded the acquisition with borrowings under our corporate revolving credit facility.

In June 2011, our parent company completed its previous At-the-Market equity distribution program discussed under “Liquidity and Capital Resources of the Parent Company” above. For the nine months ended September 30, 2011, our parent company generated net proceeds of approximately $176.9 million from the issuance of approximately 3.0 million common shares under the program at an average price of $60.51 per share after payment of approximately $2.7 million of commissions to the sales agents. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 3.0 million common units to our parent company. For the three and nine months ended September 30, 2010, our parent company generated net proceeds of approximately $86.9 million and $154.4 million, respectively, from the issuance of approximately 1.5 million and 2.8 million common shares, respectively, under the program at an average price of $60.40 and $56.35 per share, respectively, after payment of approximately $1.3 million and $2.4 million, respectively, of commissions to the sales agents. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 1.5 million and 2.8 million common units, respectively, to our parent company.

On June 29, 2011, our parent company commenced its new At-the-Market equity distribution program discussed under “Liquidity and Capital Resources of the Parent Company” above. For the three months ended September 30, 2011, our parent company generated net proceeds of approximately $237.6 million from the issuance of approximately 4.1 million common shares under the program at an average price of $58.38 per share after payment of approximately $2.4 million of commissions to the sales agents. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 4.1 million common units to our parent company.

On June 24, 2011, we acquired the noncontrolling ownership interest in the entity that owns Datacenter Park Dallas, from our joint venture partner for $53.2 million (subject to adjustment in limited circumstances), resulting in full ownership by us. The 7-building development property is located in Richardson, Texas and totals approximately 796,000 square feet. During the second quarter of 2011, in connection with the acquisition of the noncontrolling ownership interest in Datacenter Park Dallas, we also repaid in full secured debt on the property for approximately $16.2 million. During the second quarter of 2011, we also prepaid the secured debt on the 3 Corporate Place property in Piscataway, New Jersey totaling approximately $80.0 million and paid at maturity the secured debt on the 6 Braham Street property in London, England totaling approximately $20.3 million. We financed these activities with borrowings under our corporate revolving credit facility.

On July 21, 2011, we completed the acquisition of an 8.6 acre development site in Sydney, Australia for a purchase price of approximately A$10.1 million (or $10.9 million based on the rate of exchange on July 21, 2011). We funded the acquisition with borrowings under our corporate revolving credit facility.

On July 26, 2011, we completed the acquisition of a redevelopment site in London, U.K. for a purchase price of £12.9 million (or $21.1 million based on the rate of exchange on July 26, 2011). We funded the acquisition with borrowings under our corporate revolving credit facility.

On August 19, 2011, we completed the acquisition of 162 and 163 Radnor Drive, a 30,250 square meter development site in Melbourne, Australia for a purchase price of approximately A$4.1 million (or $4.3 million based on the rate of exchange on August 19, 2011). We funded the acquisition with borrowings under our corporate revolving credit facility.

On September 23, 2011, we completed the acquisition of 11085 Sun Center Drive, a 69,000 square foot data center facility located in Rancho Cordova, a suburb of Sacramento, California for a purchase price of approximately $30.0 million. We funded the acquisition with borrowings under our corporate revolving credit facility.

During the nine months ended September 30, 2011, we exchanged approximately $88.8 million aggregate principal amount of our 2026 Debentures for a combination of cash (approximately $100.5 million) and 1,087,820 restricted shares of Digital Realty Trust, Inc. common stock at the request of holders pursuant to the terms of the indenture governing our 2026 Debentures. During the nine months ended September 30, 2010, we entered into agreements with institutional holders of approximately $62.2 million principal amount of our 2026 Debentures to exchange such debentures held by such holders for a combination of cash (approximately $1.0 million including accrued interest) and 1,957,419 privately issued shares of our parent company’s common stock. In addition, during the nine months ended September 30, 2010, we exchanged $250,000 aggregate principal amount of the 2026 Debentures for approximately $0.4 million in cash and 682 restricted shares of our parent company’s common stock pursuant to the terms of the indenture governing the 2026 Debentures. We funded these exchanges with available cash and/or borrowings under our corporate revolving credit facility.

Construction

As of September 30, 2011 and December 31, 2010, work in progress, including the proportionate land and property costs related to current construction projects, amounted to $259.4 million, or $333.8 million including construction accruals and certain capitalized costs, and $202.0 million, or $274.8 million including construction accruals and certain capitalized costs, respectively. Separately, our redevelopment program included the proportionate land and building costs related to other targeted projects in the amount of $148.7 million and $184.0 million as of September 30, 2011 and December 31, 2010, respectively. Work in progress related to non-redevelopment projects, primarily tenant and building improvements, amounted to $13.3 million and $2.0 million as of September 30, 2011 and December 31, 2010, respectively.

Future Uses of Cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of September 30, 2011, we had approximately 2.1 million square feet of redevelopment space and we also owned approximately 184,000 net rentable square feet of Turn-Key Datacenter® space with extensive installed tenant improvements that we may subdivide during the next two years rather than lease to large single tenants. Turn-Key Datacenter® space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Datacenter® and Powered Base Building® space, we expect to incur significant tenant improvement costs to develop and redevelop these types of spaces. At September 30, 2011, approximately 1,145,000 square feet of space was under construction for Turn-Key Datacenter®, Powered Base Building® and Build-to-Suit product, all of which will be income producing when complete, in eight U.S. domestic markets, one European market and Singapore consisting of approximately 551,000 square feet of development projects and 594,000 square feet of redevelopment projects. At September 30, 2011, we had commitments under construction contracts for approximately $134.2 million. We currently expect to incur approximately $150.0 million to $200.0 million of capital expenditures for our development and redevelopment programs during the three months ended December 31, 2011, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Historical Capital Expenditures

	Nine Months Ended
(In thousands)	September 30, 2011	September 30, 2010
Development projects	$70,635	$56,117
Redevelopment projects	327,574	122,264
Other capital expenditures	62,057	46,798

Total capital expenditures (excluding indirect costs)	$460,266	$225,179

For the nine months ended September 30, 2011, total capital expenditures increased $235.1 million to $460.3 million from the nine months ended September 30, 2010. Our development capital expenditures for the nine months ended September 30, 2011 were approximately $70.6 million, which reflects an increase of approximately 26% from the same period in 2010. This increase was primarily due to increased spending for Powered Base Building® product and base building improvements for our Turn-Key Datacenter® product. Our development capital expenditures are generally funded by our available cash and equity and debt capital. We also spent approximately $327.6 million in the nine months ended September 30, 2011 on redevelopment projects, which reflects an increase of approximately 168% compared to the same period in 2010. This increase was primarily due to a general increase in the level of construction activity in the U.S., Europe and Singapore. Our redevelopment capital expenditures are generally funded by our available cash and equity and debt capital. Other capital expenditures include capitalized replacement and other projects relating to the existing operating portfolio and increased in the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to a general increase in the level of activity related to these projects.

Indirect costs, including capitalized interest, capitalized in the nine months ended September 30, 2011 and 2010 were $32.4 million and $20.4 million, respectively. Capitalized interest comprised approximately $13.6 million and $7.1 million, respectively, of the total indirect costs capitalized for the nine months ended September 30, 2011 and 2010. The increase in capitalized interest in the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to an increase in the amount of capital expenditures in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Excluding capitalized interest, the increase in indirect costs in the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities. See “—Future Uses of Cash” for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2011.

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

We expect to meet our short-and long-term liquidity requirements, including to pay for scheduled debt maturities and to fund property acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our parent company. We also may fund future short-and long-term liquidity requirements, including property acquisitions and non-recurring capital improvements, using our revolving credit facilities pending permanent financing. If we are not able to obtain additional financing on terms attractive to us, or at all, including as a result of the circumstances described above under “Factors Which May Influence Future Results of Operations—Global market and economic conditions,” we may be required to reduce our acquisition or capital expenditure plans, which could have a material adverse effect upon our business and results of operations.

Distributions

All distributions on our units are at the discretion of our parent company’s board of directors. During the nine months ended September 30, 2011, our operating partnership declared the following distributions (in thousands):

Date distribution declared	Distribution payable date	Series C Preferred Units (1)	Series D Preferred Units (2)	Common Units (3)
February 10, 2011	March 31, 2011	$1,832	$4,690	$66,252
April 25, 2011	June 30, 2011	$1,441	$3,272	$70,577
July 25, 2011	September 30, 2011	$1,402	$3,034	$73,247

		$4,675	$10,996	$210,076

(1)	$1.094 annual rate of distribution per unit.
(2)	$1.375 annual rate of distribution per unit.
(3)	$2.720 annual rate of distribution per unit.

Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the leases of the 192,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2012. We made payments of approximately $1.2 million and $4.2 million to the seller during the nine months ended September 30, 2011 and 2010, respectively. We have recorded approximately $1.1 million and $2.3 million for this contingent liability on our consolidated balance sheet at September 30, 2011 and December 31, 2010, respectively.

As part of the acquisition of Clonshaugh Industrial Estate I, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other liabilities include $1.3 million for this liability as of September 30, 2011 and December 31, 2010. We made payments of $0.1 million to the seller during the nine months ended September 30, 2011 and 2010.

As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined. As of September 30, 2011, construction is not complete and none of the leases executed subsequent to purchase would cause an amount to become probable of payment and therefore no amount is accrued as of September 30, 2011. The maximum amount that could be earned by the seller is S$50.0 million (or approximately $38.2 million based on the exchange rate as of September 30, 2011). The earnout contingency expires in November 2020.

As of September 30, 2011, we were a party to interest rate cap and swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt, as of September 30, 2011 (in millions):

Debt Summary:
Fixed rate	$2,381.4
Variable rate debt subject to interest rate swaps and caps	252.5

Total fixed rate debt (including interest rate swaps and caps)	2,633.9
Variable rate—unhedged	163.1

Total	$2,797.0

Percent of Total Debt:
Fixed rate (including swapped debt)	94.2%
Variable rate	5.8%

Total	100.0%

Effective Interest Rate as of September 30, 2011(1):
Fixed rate (including hedged variable rate debt)	5.54%
Variable rate	1.68%
Effective interest rate	5.33%

(1)	Excludes impact of deferred financing cost amortization.

As of September 30, 2011, we had approximately $2.8 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total enterprise value was approximately 30% (based on the closing price of our parent company’s common stock on September 30, 2011 of $55.16). For this purpose, our total enterprise value is defined as the sum of the market value of our parent company’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our incentive award plan, plus the liquidation value of our parent company’s preferred stock, plus the aggregate value of our operating partnership units not held by our parent company (with the per unit value equal to the market value of one share of our parent company’s common stock and excluding long-term incentive units and Class C Units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various LIBOR, GBP LIBOR, EURIBOR, SIBOR and BBR rates ranging from one to twelve months, depending on the respective agreement governing the debt. Assuming maturity of the 2029 Debentures at its first redemption date in April 2014, as of September 30, 2011, our debt had a weighted average term to initial maturity of approximately 5.0 years (approximately 5.0 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of September 30, 2011, we were party to interest rate swap and cap agreements related to $252.5 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

The following table shows cash flows and ending cash and cash equivalent balances for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010	Change
Net cash provided by operating activities	$280,098	$240,321	$39,777
Net cash used in investing activities	(591,685)	(1,459,372)	867,687
Net cash provided by financing activities	338,600	1,213,224	(874,624)

Net increase (decrease) in cash and cash equivalents	$27,013	$(5,827)	$32,840

The increase in net cash provided by operating activities was due to increased cash flows from new leasing at our same store properties, completed and leased redevelopment space and our acquisition of new operating properties which was partially offset by increased operating and interest expenses. Net cash used in investing activities decreased for the nine months ended September 30, 2011, as we had a decrease in cash paid for acquisitions for the nine months ended September 30, 2011 ($86.6 million) as compared to in the same period in 2010 ($1.2 billion) partially offset by an increase in cash paid for capital expenditures for the nine months ended September 30, 2011 ($489.7 million) as compared to the same period in 2010 ($248.7 million).

Cash flows from financing activities for the company consisted of the following amounts (in thousands):

	Nine Months Ended September 30,
	2011	2010	Change
Proceeds from borrowings, net of repayments	$(321,546)	$112,383	$(433,929)
Net proceeds from issuance of common stock and preferred stock, including exercise of stock options	695,061	536,381	158,680
Redemption of series A preferred stock	—	(103,500)	103,500
Net proceeds from 2015 Notes	—	370,943	(370,943)
Net proceeds from 2020 Notes	—	486,601	(486,601)
Net proceeds from 2021 Notes	395,777	—	395,777
Principal payments on 2026 Debentures	(88,758)	(250)	(88,508)
Purchase of noncontrolling interests in consolidated joint venture	(53,240)	—	(53,240)
Dividend and distribution payments	(276,957)	(200,945)	(76,012)
Other	(11,737)	11,611	(23,348)

Net cash provided by financing activities	$338,600	$1,213,224	$(874,624)

The decrease in net cash provided by financing activities was primarily due to the issuance of our 2021 Notes (net proceeds of $395.8 million), common stock (net proceeds of $413.6 million) and preferred stock (net proceeds of $278.1 million) during the nine months ended September 30, 2011 as compared to the issuance of our 2015 Notes (net proceeds of $370.9 million), 2020 Notes (net proceeds of $486.6 million) and common stock (net proceeds of $531.2 million) during the nine months ended September 30, 2010. The increase in dividend and distribution payments for the nine months ended September 30, 2011 as compared to the same period in 2010 was a result of an increase in shares outstanding and dividend amount per share in 2011 as compared to 2010.

Cash flows from financing activities for the operating partnership consisted of the following amounts (in thousands):

	Nine Months Ended September 30,
	2011	2010	Change
Proceeds from borrowings, net of repayments	$(321,546)	$112,383	$(433,929)
General partner contributions, net	695,061	536,381	158,680
Redemption of series A preferred units	—	(103,500)	103,500
Net proceeds from 2015 Notes	—	370,943	(370,943)
Net proceeds from 2020 Notes	—	486,601	(486,601)
Net proceeds from 2021 Notes	395,777	—	395,777
Principal payments on 2026 Debentures	(88,758)	(250)	(88,508)
Purchase of noncontrolling interests in consolidated joint venture	(53,240)	—	(53,240)
Distribution payments	(276,957)	(200,945)	(76,012)
Other	(11,737)	11,611	(23,348)

Net cash provided by financing activities	$338,600	$1,213,224	$(874,624)

The decrease in net cash provided by financing activities was primarily due to the issuance of the 2021 Notes (net proceeds of $395.8 million) during the nine months ended September 30, 2011 as compared to the issuance of the 2015 Notes (net proceeds of $370.9 million) and the 2020 Notes (net proceeds of $486.6 million) during the nine months ended September 30, 2010. General partner contributions were primarily related to the issuance of our operating partnership’s units to the company in connection with the company’s common stock and preferred stock offerings, including under the equity distribution programs. The increase in distribution payments for the nine months ended September 30, 2011 as compared to the same period in 2010 was a result of an increase in units outstanding and distribution amount per unit in 2011 as compared to 2010.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in our operating partnership that are not owned by Digital Realty Trust, Inc., which, as of September 30, 2011, amounted to 4.6% of our operating partnership common units. In conjunction with our formation, GI Partners received common units, in exchange for contributing ownership interests in properties to our operating partnership. Also, our operating partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU “) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity and requires the presentation of components of net income and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This pronouncement will be effective for us in the first quarter of 2012 and will not have a significant impact to our consolidated financial statements.

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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income available to common stockholders	$31,908	$9,639	$94,878	$33,474
Adjustments:
Noncontrolling interests in operating partnership	1,421	537	4,655	2,070
Real estate related depreciation and amortization (1)	78,550	69,810	228,461	186,502
Real estate related depreciation and amortization related to investment in unconsolidated joint ventures	918	1,058	2,703	2,519

FFO available to common stockholders and unitholders (2)	$112,797	$81,044	$330,697	$224,565

Basic FFO per share and unit	$1.07	$0.87	$3.28	$2.56
Diluted FFO per share and unit (2)	$1.01	$0.81	$3.04	$2.39
Weighted average common stock and units outstanding
Basic	105,069	93,421	100,846	87,638
Diluted (2)	120,235	113,235	117,899	107,175

(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	79,047	70,128	229,813	187,520
Non-real estate depreciation	(497)	(318)	(1,352)	(1,018)

	$78,550	$69,810	$228,461	$186,502

(2)	At September 30, 2011, we had 5,126 series C convertible preferred shares and 8,826 series D convertible preferred shares outstanding that were convertible into 2,784 common shares and 5,604 common shares on a weighted average basis for the three months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2011, we have excluded the effect of dilutive series E preferred stock, that may be converted upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series E preferred stock, which we consider highly improbable; if included, the dilutive effect for the three and nine months ended September 30, 2011 would be 914 and 308 shares, respectively. In addition, we had a balance of $266,400 of 5.50% exchangeable senior debentures due 2029 that were exchangeable for 6,368 common shares on a weighted average basis for the three months ended September 30, 2011. See below for calculations of diluted FFO available to common stockholders and unitholders and weighted average common stock and units outstanding.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
FFO available to common stockholders and unitholders	$112,797	$81,044	$330,697	$224,565

Add: Series C convertible preferred dividends	1,402	1,914	4,675	5,742
Add: Series D convertible preferred dividends	3,034	4,739	10,996	14,223
Add: 5.50% exchangeable senior debentures due 2029 interest expense	4,050	4,050	12,150	12,150

FFO available to common stockholders and unitholders—diluted	$121,283	$91,747	$358,518	$256,680

Weighted average common stock and units outstanding	105,069	93,421	100,846	87,638
Add: Effect of dilutive securities (excluding series C and D convertible preferred stock and 5.50% exchangeable senior debentures due 2029)	410	1,622	871	1,420
Add: Effect of dilutive series C convertible preferred stock	2,784	3,666	3,097	3,660
Add: Effect of dilutive series D convertible preferred stock	5,604	8,316	6,775	8,257
Add: Effect of dilutive 5.50% exchangeable senior debentures due 2029	6,368	6,210	6,310	6,200

Weighted average common stock and units outstanding—diluted	120,235	113,235	117,899	107,175

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Analysis of Debt between Fixed and Variable Rate.

We use interest rate swap and cap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of September 30, 2011, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$2,381.4	$2,627.3
Variable rate debt subject to interest rate swaps and caps	252.5	253.6

Total fixed rate debt (including interest rate swaps and caps)	2,633.9	2,880.9
Variable rate debt	163.1	163.1

Total outstanding debt	$2,797.0	$3,044.0

Interest rate swaps included in this table and their fair values as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of September 30, 2011		As of December 31, 2010		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of September 30, 2011	As of December 31, 2010
$—		$19,515	(1)	Swap	4.944	Jul. 10, 2006	Apr. 10, 2011	$—	$(231)
66,738	(1)	66,858	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013	(2,771)	(2,471)
13,813	(2)	13,978	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013	(658)	(828)
9,994	(2)	10,113	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013	(491)	(621)
8,795	(2)	8,900	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013	(476)	(557)
40,945	(2)	41,430	(2)	Swap	3.776	Dec. 5, 2006	Jan. 18, 2012	(295)	(1,129)
35,203	(2)	35,620	(2)	Swap	4.000	Dec. 20, 2006	Jan. 18, 2012	(277)	(1,054)
40,161	(2)	40,152	(2)	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014	(1,518)	(1,139)
16,371		16,976		Cap	4.000	June 24, 2009	June 25, 2012	—	3
20,500		20,500		Cap	4.000	Aug. 4, 2010	June 15, 2013	1	30

$252,520		$274,042						$(6,485)	$(7,997)

(1)	Translation to U.S. dollars is based on exchange rate of $1.56 to £1.00 as of September 30, 2011 and December 31, 2010.
(2)	Translation to U.S. dollars is based on exchange rate of $1.34 to €1.00 as of September 30, 2011 and December 31, 2010.

Sensitivity to Changes in Interest Rates.

The following table shows the effect if assumed changes in interest rates occurred:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps and caps following an assumed 10% increase in interest rates	11	$0.4
Decrease in fair value of interest rate swaps and caps following an assumed 10% decrease in interest rates	(11)	(0.4)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped or capped interest following a 10% increase in interest rates	11	0.2
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped or capped interest following a 10% decrease in interest rates	(11)	(0.2)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(11)	12.5
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	11	(11.7)

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

Foreign Currency Exchange Risk

For the nine months ended September 30, 2011 and 2010, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, and Canada, as well as Singapore and Australia in the nine months ended September 30, 2011, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British Pound, Euro, Swiss Franc, Australian Dollar and the Singapore Dollar, except for our Canadian property for which the functional currency is the U.S. dollar. Our primary currency exposures are to the Euro and the British Pound. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended September 30, 2011 and 2010, operating revenues from properties outside the United States contributed $28.8 million and $23.9 million, respectively, which represented 10.5% and 10.1% of our operating revenues, respectively, and for the nine months ended September 30, 2011 and 2010, operating revenues from properties outside the United States contributed $82.1 million and $69.4 million, respectively, which represented 10.4% and 11.1% of our operating revenues, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

On September 6, 2011, Digital Realty Trust, Inc. issued 715,752 restricted shares of its common stock and our operating partnership paid approximately $48.3 million in cash to holders of our operating partnership’s 2026 Debentures in exchange for approximately $48.3 million in aggregate principal amount of our operating partnership’s 2026 Debentures at the request of holders pursuant to the terms of the indenture governing the 2026 Debentures.

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

Digital Realty Trust, L.P.

On September 6, 2011, Digital Realty Trust, Inc. contributed an aggregate of 715,752 restricted shares of its common stock to our operating partnership, and our operating partnership delivered the shares and approximately $48.3 million in cash in exchange for approximately $48.3 million in aggregate principal amount of its 2026 Debentures at the request of holders pursuant to the terms of the indenture governing the 2026 Debentures. Digital Realty Trust, Inc. contributed the shares to our operating partnership in exchange for an aggregate of 715,752 common units.

For the three months ended September 30, 2011, our operating partnership issued 4.1 million common units to Digital Realty Trust, Inc. in exchange for the contribution by Digital Realty Trust, Inc. to it of the net proceeds of approximately $237.6 million from Digital Realty Trust’s issuance of approximately 4.1 million common shares under its At-the-Market equity distribution program.

For the issuances of common units to Digital Realty Trust, Inc., our operating partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with over $5 billion in total consolidated assets and as our operating partnership’s majority owner and general partner as the basis for the exemption under Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

On October 24, 2011, our board of directors approved an amendment to Digital Realty Trust, Inc.’s charter increasing the number of authorized shares of its common stock, par value $.01 per share, available for issuance from 145,000,000 to 165,000,000. No changes were made to the number of authorized shares of Digital Realty Trust, Inc.’s preferred stock, par value $.01 per share, available for issuance (currently 30,000,000). We filed the amendment with the Maryland State Department of Assessments and Taxation on October 28, 2011 and it became effective on that date.

On October 24, 2011, our board of directors approved an amendment to our bylaws in order to, among other things, clarify the procedures for stockholders to call a special meeting of stockholders, clarify procedures regarding notice of stockholder meetings, clarify that we may postpone or cancel a stockholders meeting, expand disclosure required by stockholders making proposals or nominations and require, as part of the existing verification process, that a stockholder, upon request, update information provided to us and notify us of any change in such information, delete obsolete provisions, provide for the power of our board of directors and stockholders to ratify prior actions or inactions by us, address the power of our board of directors in the event of an emergency, clarify that our board of directors may designate the chairman of our board of directors as an executive or non-executive chairman, clarify that, in the absence of a president, the chief executive officer shall be the president, clarify that the rights to indemnification and advancement of expenses vest immediately upon election of a director or officer and clarify that waivers of notice may be given by electronic transmission. The amendment became effective as of October 24, 2011.

Global Revolving Credit Facility

On November 3, 2011, the operating partnership together with its subsidiaries, Digital Realty Datafirm, LLC, Digital Realty Datafirm 2, LLC, Digital Luxembourg II S.a.r.l, Digital Luxembourg III S.a.r.l, Digital Realty (Paris 2) SCI, and Digital Singapore Jurong East Pte. Ltd, as borrowers, and Digital Realty Trust, Inc. together with the operating partnership as guarantors, the banks, financial institutions and other institutional lenders listed therein, as the initial lenders, each issuing bank and swing line bank as listed therein, Citibank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, Citigroup Global Markets Inc. and Merrill Lynch, Pierce Fenner & Smith Incorporated, as joint lead arrangers and joint book running managers, Credit Suisse AG, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, JP Morgan Chase Bank, N.A., Morgan Stanley Bank, N.A., Royal Bank of Canada and the Royal Bank of Scotland Plc, as co-documentation agents, and Barclays Bank Plc, Compass Bank, Sumitomo Mitsui Banking Corporation, U.S. Bank National Association, The Bank of Nova Scotia and HSBC Bank USA, N.A., as senior managing agents, entered into a Global Senior Credit Agreement for a $1.5 billion unsecured revolving credit facility, which we refer to as the global revolving credit facility, that replaced the $750 million corporate revolving credit facility executed on August 31, 2007, as previously amended, and the $100 million US Dollar equivalent Asia Pacific revolving credit facility executed on August 18, 2011. The global revolving credit facility provides for borrowings in Australian Dollars, British Pounds Sterling, Canadian Dollars, Euros, Hong Kong Dollars, Japanese Yen, Singapore Dollars, Swiss Francs and US Dollars, and includes the ability to add additional currencies in the future. The global revolving credit facility matures in November 2015 with a one-year extension option. In addition, we have the ability from time to time to increase the size of the revolving credit facility to up to $2.25 billion, subject to receipt of lender commitments and other conditions precedent.

The interest rate for borrowings under the global revolving credit facility is, at the option of the borrower, based on a floating rate or base rate, plus a margin based on the credit rating of our long-term senior unsecured debt. As of November 7, 2011, the applicable rate for floating rate advances is the applicable index plus 125 basis points, and the applicable rate for base rate advances is the applicable index plus 25 basis points. An annual facility fee is payable quarterly in respect of the commitments under the global revolving credit facility, and is also subject to pricing based on the credit rating of our long-term senior unsecured debt, which, as of November 7, 2011, is 25 basis points. Under the global revolving credit facility, we also have the ability to make U.S. Dollar denominated competitive bid borrowings, which will bear interest at the rates offered by the lenders participating in such competitive bid advances. We are also required to pay certain fees to the administrative agent and letter of credit issuers under the global revolving credit facility. During the term of the global revolving credit facility, we may borrow, repay and re-borrow amounts available under the global revolving credit facility, subject to voluntary reduction of the swing line, letter of credit and revolving credit commitments.

Borrowings under the global revolving credit facility are guaranteed by Digital Realty Trust, Inc. and the operating partnership. In specified circumstances, additional guarantors may be added. The global revolving credit facility contains various restrictive covenants, including limitations on our ability to make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to avoid the payment of income or excise tax.

In addition, the global revolving credit facility includes events (including, without limitation, a non-payment under the loan, a breach of warranties and representations in any material respect, non-compliance with covenants by a borrower, cross-defaults by a borrower or guarantor or a change of control) which, if not cured within the time period, if any, specified would constitute an event of default. Upon the occurrence and continuance of such events of default, the lenders holding more than a majority of the commitments and loans (including letter of credit advances) may elect to accelerate the outstanding principal and accrued and unpaid interest under the global revolving credit facility. Further, outstanding principal and accrued and unpaid interest thereon automatically accelerate upon the entry of an order for relief with respect to any borrower under any bankruptcy, insolvency or other similar law.

Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC are sales agents under Digital Realty Trust, Inc.’s equity distribution agreements, pursuant to which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through them. An affiliate of Deutsche Bank Securities Inc. is a trustee for our 4.50% Notes due 2015 and our 5.250% Notes due 2021. In addition, as of September 30, 2011, affiliates of Morgan Stanley Bank, N.A., JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Allied Irish Banks, p.l.c., HSBC Bank, USA, Union Bank and The Royal Bank of Scotland PLC are tenants of ours or have signed leases with us.

Amended and Restated Prudential Shelf Facility

On November 3, 2011, concurrent with the entry into the global revolving credit facility, the operating partnership and Digital Realty Trust, Inc. and the other subsidiary guarantors set forth therein entered into an Amended and Restated Note Purchase and Private Shelf Agreement, or the amended and restated Prudential shelf facility, with Prudential to conform the restrictive and financial covenants of the Prudential shelf facility that apply to the outstanding Series B, C, D, E and F Notes under the facility to those in the global revolving credit facility described above and, subject to the completion of specified conditions, to authorize the potential issuance and sale of up to $50.0 million of additional senior unsecured fixed-rate term notes.

The foregoing descriptions of the global revolving credit facility and the amended and restated Prudential shelf facility are qualified in their entirety by reference to the provisions of the global revolving credit facility and amended and restated Prudential shelf facility, which will be filed as exhibits to our next Annual Report on Form 10-K.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended.

3.2	Third Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.2 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on October 28, 2011).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 (File No. 000-54023) filed on June 25, 2010).

3.4	Ninth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on September 20, 2011).

10.1*	Revolving Credit Agreement, dated as of August 18, 2011, among Digital Singapore Jurong East Pte. Ltd., as Initial Singapore Borrower, Digital Realty Datafirm, LLC, as Initial Australia Borrower 1, Digital Realty Datafirm 2, LLC, as Initial Australia Borrower 2, Digital Realty Trust, L.P., as a Guarantor, Digital Realty Trust, Inc., as a Guarantor, the Subsidiary Guarantors named therein, as Subsidiary Guarantors, the Initial Lenders and each Swing Line Bank named therein, as Initial Lenders and each Swing Line Bank, Citicorp International Ltd., as Administrative Agent, and Citigroup Global Markets Inc., Citigroup Global Markets Singapore Pte. Ltd., Bank of America, N.A., Sumitomo Mitsui Banking Corporation and The Hong Kong and Shanghai Banking Corporation Limited, collectively, as Coordinating Bank (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 24, 2011).

10.2†	First Amendment to Class C Profits Interest Units Agreement dated as of July 25, 2011 by and between Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Richard A. Magnuson.

10.3†	First Amendment to Incentive Stock Option Agreement dated as of July 25, 2011 by and between Digital Realty Trust, Inc. and Richard A. Magnuson.

10.4†	Director Compensation Program.

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101**	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Income Statements for the three and nine months ended September 30, 2011 and 2010; (iii) Condensed Consolidated Statement of Equity/Statement of Capital for the nine months ended September 30, 2011; (iv) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (vi) Notes to Condensed Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment by the SEC.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

November 7, 2011	/S/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer (principal executive officer)

November 7, 2011	/S/ A. WILLIAM STEIN
A. William Stein Chief Financial Officer and Chief Investment Officer (principal financial officer)

November 7, 2011	/S/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

	By:	Digital Realty Trust, Inc. Its general partner

By:

November 7, 2011	/S/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer (principal executive officer)

November 7, 2011	/S/ A. WILLIAM STEIN
A. William Stein Chief Financial Officer and Chief Investment Officer (principal financial officer)

November 7, 2011	/S/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)

Exhibit Index

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended.

3.2	Third Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.2 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on October 28, 2011).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 (File No. 000-54023) filed on June 25, 2010).

3.4	Ninth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on September 20, 2011).

10.1*	Revolving Credit Agreement, dated as of August 18, 2011, among Digital Singapore Jurong East Pte. Ltd., as Initial Singapore Borrower, Digital Realty Datafirm, LLC, as Initial Australia Borrower 1, Digital Realty Datafirm 2, LLC, as Initial Australia Borrower 2, Digital Realty Trust, L.P., as a Guarantor, Digital Realty Trust, Inc., as a Guarantor, the Subsidiary Guarantors named therein, as Subsidiary Guarantors, the Initial Lenders and each Swing Line Bank named therein, as Initial Lenders and each Swing Line Bank, Citicorp International Ltd., as Administrative Agent, and Citigroup Global Markets Inc., Citigroup Global Markets Singapore Pte. Ltd., Bank of America, N.A., Sumitomo Mitsui Banking Corporation and The Hong Kong and Shanghai Banking Corporation Limited, collectively, as Coordinating Bank (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 24, 2011).

10.2†	First Amendment to Class C Profits Interest Units Agreement dated as of July 25, 2011 by and between Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Richard A. Magnuson.

10.3†	First Amendment to Incentive Stock Option Agreement dated as of July 25, 2011 by and between Digital Realty Trust, Inc. and Richard A. Magnuson.

10.4†	Director Compensation Program.

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101**	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Income Statements for the three and nine months ended September 30, 2011 and 2010; (iii) Condensed Consolidated Statement of Equity/Statement of Capital for the nine months ended September 30, 2011; (iv) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (vi) Notes to Condensed Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment by the SEC.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.