Form 10-K
period 2011-12-31
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2012-02-28
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                     to                     .

Commission file number	001-32336 (Digital Realty Trust, Inc.)
000-54023 (Digital Realty Trust, L.P.)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Digital Realty Trust, Inc.) Maryland (Digital Realty Trust, L.P.)	26-0081711 20-2402955
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
560 Mission Street, Suite 2900 San Francisco, CA	94105
(Address of principal executive offices)	(Zip Code)

(415) 738-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Name of each exchange on which registered
Digital Realty Trust, Inc.	Common stock, $0.01 par value per share	New York Stock Exchange
	Series E cumulative redeemable preferred stock, $0.01 par value per share	New York Stock Exchange
Digital Realty Trust, L.P.	None	None

Securities registered pursuant to Section 12(g) of the Act:

Digital Realty Trust, Inc.	None
Digital Realty Trust, L.P.	Common Units of Partnership Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Digital Realty Trust, Inc.	Yes ☒ No ☐
Digital Realty Trust, L.P.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒

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

The aggregate market value of the common equity held by non-affiliates of Digital Realty Trust, Inc. as of June 30, 2011 totaled approximately $6.1 billion based on the closing price for Digital Realty Trust, Inc.’s common stock on that day as reported by the New York Stock Exchange. Such value excludes common stock held by executive officers, directors and 10% or greater stockholders as of June 30, 2011. The identification of 10% or greater stockholders as of June 30, 2011 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2011. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at February 17, 2012
Common Stock, $.01 par value per share	107,164,306

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of Digital Realty Trust, Inc.’s Proxy Statement for its 2012 Annual Meeting of Stockholders which the registrants anticipate will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2011 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of December 31, 2011, Digital Realty Trust, Inc. owned an approximate 95.6% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 4.4% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of Digital Realty Trust, Inc. As of December 31, 2011, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

This report also includes separate Item 9A. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the company and the operating partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the company and the operating partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

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

FOR THE YEAR ENDED DECEMBER 31, 2011

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

At December 31, 2011, we owned 101 properties, excluding three properties held as investments in unconsolidated joint ventures, of which 85 are located throughout North America, 15 are located in Europe and one is located in Asia. Our portfolio is diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the United States, Amsterdam, Dublin, London and Paris markets in Europe and Singapore, Sydney and Melbourne markets in the Asia Pacific region. Our properties contain a total of approximately 18.3 million net rentable square feet, including approximately 2.4 million square feet held for redevelopment. A significant component of our current and future internal growth is anticipated through the development of our existing space held for redevelopment and through acquisitions of new properties. As of December 31, 2011, our portfolio, excluding space held for redevelopment, was approximately 94.8% leased. The types of properties within our focus include:

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

•	Technology manufacturing properties, which contain highly specialized manufacturing environments for such purposes as semiconductor manufacturing and specialty pharmaceutical manufacturing; and

•	Regional or national offices of technology companies that are located in our target markets.

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

Digital Realty Trust, Inc. was incorporated in the state of Maryland on March 9, 2004. Digital Realty Trust, L.P. was organized in the state of Maryland on July 21, 2004. Our principal executive offices are located at 560 Mission Street, Suite 2900, San Francisco, California 94105. Our telephone number at that location is (415) 738-6500. Our website is located at www.digitalrealty.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this annual report or any other report or document we file with or furnish to the U.S. Securities and Exchange Commission, or the SEC.

Recent Developments

On November 3, 2011, the operating partnership together with its subsidiaries, Digital Realty Datafirm, LLC, Digital Realty Datafirm 2, LLC, Digital Luxembourg II S.a.r.l, Digital Luxembourg III S.a.r.l, Digital

Realty (Paris 2) SCI, and Digital Singapore Jurong East Pte. Ltd, as borrowers, and Digital Realty Trust, Inc. together with the operating partnership as guarantors, the banks, financial institutions and other institutional lenders listed therein, as the initial lenders, each issuing bank and swing line bank as listed therein, Citibank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, Citigroup Global Markets Inc. and Merrill Lynch, Pierce Fenner & Smith Incorporated, as joint lead arrangers and joint book running managers, Credit Suisse AG, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, JP Morgan Chase Bank, N.A., Morgan Stanley Bank, N.A., Royal Bank of Canada and the Royal Bank of Scotland Plc, as co-documentation agents, and Barclays Bank Plc, Compass Bank, Sumitomo Mitsui Banking Corporation, U.S. Bank National Association, The Bank of Nova Scotia and HSBC Bank USA, N.A., as senior managing agents, entered into a Global Senior Credit Agreement for a $1.5 billion unsecured revolving credit facility, which we refer to as the global revolving credit facility, that replaced the $750 million corporate revolving credit facility executed on August 31, 2007, as previously amended, and the $100 million US Dollar equivalent Asia Pacific revolving credit facility executed on August 18, 2011. The global revolving credit facility provides for borrowings in Australian Dollars, British Pounds Sterling, Canadian Dollars, Euros, Hong Kong Dollars, Japanese Yen, Singapore Dollars, Swiss Francs and US Dollars, and includes the ability to add additional currencies in the future. The global revolving credit facility matures in November 2015 with a one-year extension option. In addition, we have the ability from time to time to increase the size of the global revolving credit facility to up to $2.25 billion, subject to receipt of lender commitments and other conditions precedent. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit rating of our long-term debt and is currently 125 basis points. An annual facility fee on the unused portion of the facility, based on the credit rating of our long-term debt and currently 25 basis points, is payable quarterly. Borrowings under the global revolving credit facility are guaranteed by Digital Realty Trust, Inc. and the operating partnership.

On November 3, 2011, concurrent with the entry into the global revolving credit facility, the operating partnership and Digital Realty Trust, Inc. and the other subsidiary guarantors set forth therein entered into an Amended and Restated Note Purchase and Private Shelf Agreement, which we refer to as the Prudential shelf facility, with Prudential Investment Management, Inc. and certain of its affiliates, or, collectively, Prudential, to conform the restrictive and financial covenants of the original Prudential shelf facility that apply to the outstanding Series B, C, D, E and F Notes under the facility to those in the global revolving credit facility and, subject to the completion of specified conditions, to authorize the potential issuance and sale of up to $50.0 million of additional senior unsecured fixed-rate term notes.

On December 15, 2011, we completed the acquisition of a datacenter in Atlanta, Georgia for approximately $63.0 million. The acquisition was financed with borrowings under our global revolving credit facility.

On December 22, 2011, we completed the acquisition of a property in Northern Virginia for approximately $2.8 million. The property consists of a 100% occupied datacenter along with developable land adjacent to the datacenter. The property was subsequently contributed to a joint venture in February 2012.

On December 28, 2011, we completed the acquisition of a datacenter in San Francisco, California for approximately $85.0 million. The purchase price includes the assumption of a $47.6 million mortgage loan. The acquisition was financed with borrowings under our global revolving credit facility.

On January 18, 2012, we repaid at maturity the secured debt on the 114 Rue Ambroise Croizat and Unit 9, Blanchardstown Corporate Park properties totaling approximately €56.7 million (or $72.9 million based on the rate of exchange on January 18, 2012). We financed the repayment with borrowings under our global revolving credit facility.

On February 14, 2012, Digital Realty Trust, Inc.’s board of directors adopted the Fourth Amended and Restated Bylaws, effective as of that date, which changes the voting standard for an uncontested election of directors from a plurality vote standard to a majority vote standard.

On February 14, 2012, we declared the following dividends per share. The operating partnership will make an equivalent distribution per unit.

Share Class	Series C Preferred Stock	Series D Preferred Stock	Series E Preferred Stock	Common stock and common unit
Dividend and distribution amount	$0.273438	$0.343750	$0.437500	$0.730000
Dividend and distribution payable date	March 30, 2012	March 30, 2012	March 30, 2012	March 30, 2012
Dividend payable to shareholders of record on	March 15, 2012	March 15, 2012	March 15, 2012	March 15, 2012
Annual equivalent rate of dividend and distribution	$1.094	$1.375	$1.750	$2.920

On February 22, 2012, we completed the acquisition of Convergence Business Park in Lewisville, Texas for a purchase price of approximately $123.0 million. The property consists of both income producing and redevelopment buildings along with undeveloped land. The acquisition was funded with borrowings under our global revolving credit facility.

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

•

Presence in Key Markets. Our portfolio is located in 31 metropolitan areas, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the United States, Amsterdam, Dublin, London and Paris markets in Europe and Singapore, and Sydney and Melbourne markets in the Asia Pacific region, and is diversified so that no one market represented more than 13.3% of the aggregate annualized rent of our portfolio as of December 31, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Revenue Base.”

•

Proven Experience Executing New Leases. We have considerable experience in identifying and leasing to new tenants. The combination of our specialized data center leasing team and customer referrals continues to provide a robust pipeline of new tenants. During the year ended December 31, 2011, we commenced new leases totaling approximately 1.2 million square feet, which represent approximately $95.8 million in annualized GAAP rent. These leases were comprised of Powered Base Buildings®, Turn-Key Datacenters®, and ancillary office and other uses.

•

Demonstrated Acquisition Capability. As of December 31, 2011, our portfolio consisted of 101 technology-related real estate properties, excluding three properties held as investments in unconsolidated joint ventures, that we or our predecessor acquired beginning in 2002, for an aggregate of 18.3 million net rentable square feet, including approximately 2.4 million square feet held for redevelopment. We have developed detailed, standardized procedures for evaluating acquisitions, including income producing assets and vacant properties suitable for redevelopment, to ensure that they meet our financial, technical and other criteria. These procedures and our in-depth knowledge of the technology and data center industries allow us to identify strategically located properties and evaluate investment opportunities efficiently and, as appropriate, commit and close quickly. Our broad network of contacts within a highly fragmented universe of sellers and brokers of technology-related real estate enables us to capitalize on acquisition opportunities. As a result, we acquired more than half of our properties before they were broadly marketed by real estate brokers.

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

•

Differentiating Development Advantages. Our extensive development activity, operating scale and process-based approach to data center design, construction and operations result in significant cost savings and added value for our tenants. We have leveraged our purchasing power by securing global purchasing agreements and developing relationships with major equipment manufacturers, reducing costs and shortening delivery timeframes on key components, including major mechanical and electrical equipment. Utilizing our innovative modular data center design referred to as POD Architecture®, we deliver what we believe to be a technically superior data center environment at significant cost savings. In addition, by utilizing our POD Architecture® to develop new Turn-Key Datacenters® in our existing Powered Base Buildings®, on average we are able to deliver a fully commissioned facility in just under 30 weeks. Finally, our access to capital allows us to provide data center solutions for tenants that do not want to invest their own capital.

•

Diverse Tenant Base Across a Variety of Industry Sectors. We use our in-depth knowledge of the requirements and trends for Internet and data communications and corporate data center users to market our properties to domestic and international tenants with specific technology needs. At December 31, 2011, we had 535 tenants across a variety of industry sectors, ranging from information technology and Internet enterprises to financial services, energy and manufacturing companies. Our largest tenant, comprised of subsidiaries of CenturyLink, Inc., accounted for approximately 10.2% of the aggregate annualized rent of our portfolio as of December 31, 2011 and no other single tenant accounted for more than approximately 5% of the aggregate annualized rent of our portfolio.

•

Experienced and Committed Management Team and Organization. Our senior management team has an average of over 27 years of experience in the technology or real estate industries, including experience as investors in, advisors to and founders of technology companies. We believe that our senior management team’s extensive knowledge of both the real estate and the technology industries provides us with a key competitive advantage. At December 31, 2011, our senior management team and directors collectively owned common equity interests in our company of approximately 1.4%, which aligns their interests with those of our stockholders.

Business and Growth Strategies

Our primary business objectives are to maximize sustainable long-term growth in earnings, funds from operations and cash flow per share and unit and to maximize returns to our stockholders and our operating partnership’s unitholders. Our business strategies to achieve these objectives are:

•

Achieve Superior Returns on Redevelopment Inventory. At December 31, 2011, we had approximately 2.4 million square feet held for redevelopment, of which approximately 1,192,000 square feet of space was under construction for Turn-Key Datacenter®, Powered Base Building® and Build-to-Suit product, all of which are expected to be income producing when complete, in 12 U.S. domestic markets, one European market, one Australian market and Singapore, consisting of approximately 404,000 square feet of development projects and 788,000 square feet of redevelopment projects.

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

•

Access and Use Capital Efficiently. We believe we can increase stockholder returns by effectively accessing and deploying capital. Since Digital Realty Trust, Inc.’s initial public offering in 2004, our company has raised approximately $7.8 billion of capital through common, preferred and convertible preferred equity offerings, two exchangeable debt offerings, three non-exchangeable bond offerings, our global revolving credit facility, our Prudential shelf facility, secured mortgage financings and refinancings and sales of non-core assets. We will endeavor to maintain financial flexibility while using our liquidity and access to capital to support operations, including our acquisition, leasing, development and redevelopment programs, which are important sources of our growth.

•

Maximize the Cash Flow of Our Properties. We aggressively manage and lease our assets to increase their cash flow. We often acquire properties with substantial in-place cash flow and some vacancy, which enables us to create upside through lease-up. Moreover, many of our properties contain extensive in-place infrastructure or buildout that may result in higher rents when leased to tenants seeking these improvements. We control our costs by negotiating expense pass-through provisions in tenant leases for operating expenses, including power costs and certain capital expenditures. Leases covering approximately 73% of the leased net rentable square feet in our portfolio as of December 31, 2011 required tenants to pay all or a portion of increases in operating expenses, including real estate taxes, insurance, common area charges and other expenses.

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

Competition

We compete with numerous developers, owners and operators of real estate and datacenters, many of which own properties similar to ours in some of the same markets in which our properties are located, including DuPont Fabros Technology, Inc., CoreSite Realty Corporation and various local developers in the U.S., and Global Switch, Sentrum and various regional operators in Europe and Asia. If our competitors offer space that our tenants or potential tenants perceive to be superior to ours based on numerous factors, including available power, security considerations, location, or connectivity, or if they offer rental rates below current market rates, or below the rental rates we are offering, we may lose tenants or potential tenants or be required to incur costs to improve our properties or reduce our rental rates. In addition, recently many of our competitors have developed or redeveloped additional datacenter space. If the supply of datacenter space continues to increase as a result of these activities or otherwise, rental rates may be reduced or we may face delays in leasing or be unable to lease our vacant space, including space that we develop or redevelop. Finally, if tenants or potential tenants desire services that we do not offer, we may not be able to lease our space to those tenants. Our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.

Regulation

General

Office properties in our markets are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties as of December 31, 2011 has the necessary permits and approvals to operate its business.

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

Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of the properties in our portfolio. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey. None of the recent site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on our business, assets, results of operations or our competitive position. However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities or compliance concerns may have arisen after the review was completed or may arise in the future; and future laws, ordinances or regulations may impose material additional environmental liability.

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

The environmental laws and regulations—including those directly regulating our climate change impacts and those which regulate the climate change impacts of companies with which we do business, such as utilities which provide our facilities with electricity—to which our properties are subject may change in the future, and new laws and regulations may be created. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations—Climate change legislation.” We do not know if or how the requirements will change, but changes may require that we make significant unanticipated expenditures, and such expenditures may materially adversely impact our: financial condition, cash flow, results, cash available for distributions, common stock’s per share trading price, our competitive position and ability to satisfy our debt service obligations.

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

Employees

As of December 31, 2011, we had 532 employees. None of these employees are represented by a labor union.

How to Obtain Our SEC Filings

All reports we file with the SEC will be available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. We will also provide copies of our Forms 8-K, 10-K, 10-Q, Proxy Statement, Annual Report and amendments to those documents at no charge to investors upon request and make electronic copies of such reports available through our website at www.digitalrealty.com as soon as reasonably practicable after filing such material with the SEC. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this report or any other document that we file with the SEC.

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

For purposes of this section, the term “stockholders” means the holders of shares of Digital Realty Trust, Inc.’s common stock and preferred stock. Set forth below are the risks that we believe are material to Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders. You should carefully consider the following factors in evaluating our company, our properties and our business. The occurrence of any of the following risks might cause Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders to lose all or a part of their investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” starting on page 31.

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

As a result of these conditions, general economic conditions and the cost and availability of capital have been and may again be adversely affected in some or all of the markets in which we own properties and conduct our operations. Renewed or increased turbulence in the U.S., European and other international financial markets and economies may adversely affect our ability, and the ability of our tenants, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our tenants’, businesses, financial condition and results of operations.

In addition, our access to funds under our global revolving credit facility and other lines of credit depend on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. We cannot assure you that long-term disruptions in the global economy and the return of tighter credit conditions among, and potential failures or nationalizations of, third party financial institutions as a result of such disruptions will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitments to us, our business, results of operation, cash flows and financial condition could be adversely affected.

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

At December 31, 2011, we owned approximately 2.4 million square feet held for redevelopment. Of this space, we are currently developing / redeveloping approximately 1.2 million square feet. We intend to continue to add new space to our redevelopment inventory and to continue to redevelop additional space from this inventory. A substantial portion of the space that we redevelop is, and will continue to be, redeveloped on a speculative basis, meaning that we do not have a signed lease for the space when we begin the redevelopment process. We also develop or redevelop space specifically for tenants pursuant to leases signed prior to beginning the development or redevelopment process. In those cases, if we fail to meet our development or redevelopment obligations under those leases, these tenants may be able to terminate the leases and we would be required to find a new tenant for this space. In addition, in certain circumstances we lease data center facilities prior to their completion. If we fail to complete the facilities in a timely manner, the tenant may be entitled to terminate its lease, seek damages or penalties against us or pursue other remedies and we may be required to find a new tenant for the space. We cannot assure you that once we have redeveloped a space we will be able to successfully lease it at all, or at rates we consider favorable or expected at the time we commenced redevelopment. If we are not able to successfully lease the space that we redevelop, if redevelopment costs are higher than we currently estimate, or if lease rates are lower than expected when we began the project or are otherwise undesirable, our revenue and operating results could be adversely affected.

In addition, as of December 31, 2011, leases representing 9.2% of the square footage of the properties in our portfolio, excluding space held for redevelopment, were scheduled to expire through 2013, and an additional 5.2% of the net rentable square footage excluding space held for redevelopment was available to be leased. Some of this space may require substantial capital investment to meet the power and cooling requirements of today’s advanced data centers, or may no longer be suitable for this use. In addition, we cannot assure you that leases will be renewed or that our properties will be re-leased at all, or at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases, we do not re-lease our available space, including newly redeveloped space and space for which leases are scheduled to expire, or it takes longer for us to lease or re-lease this space or for rents to commence on this space, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

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

Our access to third-party sources of capital depends on a number of factors, including general market conditions, the market’s perception of our business prospects and growth potential, our current and expected future earnings, funds from operations and growth thereof, our cash flow and cash distributions, and the market price per share of Digital Realty Trust, Inc.’s common stock. We cannot assure you that we will be able to obtain equity or debt financing at all or on terms favorable or acceptable to us. Any additional debt we incur will increase our leverage. Further, equity markets have experienced high volatility recently and we cannot assure you that we will be able to raise capital through the sale of equity securities at all or on favorable terms. Sales of equity on unfavorable terms could result in substantial dilution to Digital Realty Trust, Inc.’s common stockholders and Digital Realty Trust, L.P.’s unitholders. In addition, we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms.

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

We review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in the market price, a significant adverse change in the extent or manner the property is being used in its physical condition or expected to be used based on the underwriting at the time of acquisition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development, or a history of operating or cash flow losses. When such impairment indictors exist, we review an estimate of the future undiscounted net cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition and compare to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our future undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis. Impairment charges could adversely affect our financial condition, results of operations and cash available for distribution.

We depend on significant tenants, and many of our properties are single-tenant properties or are currently occupied by single tenants.

As of December 31, 2011, the 20 largest tenants in our property portfolio represented approximately 49% of the total annualized rent generated by our properties. Our largest tenants by annualized rent are CenturyLink, Inc. (Savvis/Qwest), Equinix Operating Company, Inc. and Facebook, Inc. In 2011, CenturyLink, Inc. acquired Savvis Communications Corporation, or Savvis, and Qwest Communications International, Inc., or Qwest, which are our direct tenants. Savvis and Qwest are now wholly-owned subsidiaries of CenturyLink, Inc. CenturyLink, Inc. (Savvis/Qwest) leased approximately 2.7 million square feet of net rentable space as of December 31, 2011, representing approximately 10.2% of the total annualized rent generated by our properties. Equinix Operating Company, Inc. leased approximately 878,000 square feet of net rentable space as of December 31, 2011, representing approximately 4.1% of the total annualized rent generated by our properties. Facebook, Inc. leased approximately 242,000 square feet of net rentable space as of December 31, 2011, representing approximately 3.9% of the total annualized rent generated by our properties. In addition, 44 of our 101 properties are occupied by single tenants, including properties occupied solely by CenturyLink, Inc. (Savvis/Qwest), Equinix Operating Company, Inc. and Facebook, Inc. Many factors, including global economic conditions, may cause our tenants to experience a downturn in their businesses or otherwise experience a lack of liquidity, which may weaken their financial condition and result in their failure to make timely rental payments or their default under their leases. If any tenant defaults or fails to make timely rent payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

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

If any tenant becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. As of December 31, 2011, we had no material tenants in bankruptcy.

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

Our portfolio is located in 31 metropolitan areas. Many of these markets experienced downturns in recent years and are currently experiencing downturns as a result of the global economic crisis or other factors. We depend upon the local economic conditions in these markets, including local real estate conditions, and our operations, revenue and cash available for distribution could be materially adversely affected by local economic conditions in these markets. Our operations may also be affected if too many competing properties are built in any of these markets or supply otherwise increases or exceeds demand. We cannot assure you that these markets will grow or will remain favorable to technology-related real estate.

As of December 31, 2011, our portfolio was geographically concentrated in the following metropolitan markets.

Metropolitan Market	Percentage of December 31, 2011 total annualized rent(1)
Silicon Valley	13.3%
Northern Virginia	10.4%
San Francisco	9.8%
Dallas	9.2%
New York Metro	9.2%
Chicago	9.1%
Phoenix	8.4%
Boston	5.7%
Los Angeles	4.7%
London, England	4.2%
Dublin, Ireland	2.5%
Paris, France	2.3%
Other	11.2%

100.0%

(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2011, multiplied by 12.

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

We had approximately 2.4 million square feet held for redevelopment at December 31, 2011, including four vacant properties. We are and intend to continue building out a large portion of this space on a speculative basis at significant cost. Our successful development and redevelopment of these projects is subject to many risks, including those associated with:

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

Our total consolidated indebtedness at December 31, 2011 was approximately $2.9 billion, and we may incur significant additional debt to finance future acquisition and development activities. We have a global revolving credit facility, which has a borrowing limit based upon a percentage of the value of our unsecured properties included in the facility’s borrowing base. At December 31, 2011, approximately $1.2 billion was available under this facility, net of outstanding letters of credit. In addition, under our contribution agreement with respect to the 200 Paul Avenue 1-4 and 1100 Space Park Drive properties, we have agreed to make available for guarantee up to $17.8 million of indebtedness and may enter into similar agreements in the future.

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

Our global revolving credit facility, Prudential shelf facility, 5.875% notes due 2020, 4.50% notes due 2015 and 5.250% notes due 2021 restrict our ability to engage in some business activities. Our global revolving credit facility and Prudential shelf facility contain negative covenants and other financial and operating covenants that, among other things:

•	restrict our ability to incur additional indebtedness;

•	restrict our ability to make certain investments;

•	restrict our ability to merge with another company;

•	restrict our ability to create, incur or assume liens; and

•	require us to maintain financial coverage ratios, including with respect to unencumbered assets.

In addition, the global revolving credit facility and the Prudential shelf facility restrict Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to avoid the payment of income or excise tax.

In addition, our 5.875% notes due 2020, or the 2020 notes, our 4.50% notes due 2015, or the 2015 notes, and our 5.250% notes due 2021, or the 2021 notes, are governed by indentures, which contain various restrictive covenants, including limitations on our ability to incur indebtedness and requirements to maintain a pool of unencumbered assets. These restrictions, and the restrictions in our global revolving credit facility and Prudential shelf facility, could cause us to default on our 2020 notes, 2015 notes, 2021 notes, global revolving credit facility or Prudential shelf facility, as applicable, or negatively affect our operations or our ability to pay dividends to Digital Realty Trust, Inc.’s stockholders or distributions to Digital Realty Trust, L.P.’s unitholders, which could have a material adverse effect on the market value of Digital Realty Trust, Inc.’s common stock and preferred stock.

The exchange and repurchase rights of our exchangeable debentures may be detrimental to Digital Realty Trust, Inc.’s stockholders or Digital Realty Trust, L.P.’s unitholders. As of December 31, 2011, Digital Realty Trust, L.P. had outstanding $266.4 million aggregate principal amount of 5.50% Exchangeable Senior Debentures due 2029, which we refer to as the 2029 debentures. The 2029 debentures are exchangeable for Digital Realty Trust, Inc.’s common stock. The exchange rate of the 2029 debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on Digital Realty Trust, Inc.’s common stock in excess of $0.33 per share per quarter, the issuance of certain rights, options or warrants to holders of Digital Realty Trust, Inc.’s common stock, subdivisions or combinations of Digital Realty Trust, Inc.’s common stock, certain distributions of assets, debt securities, capital stock or cash to holders of Digital Realty Trust, Inc.’s common stock and certain tender or exchange offers. The 2029 debentures are redeemable at our option for cash at any time on or after April 18, 2014 and are subject to repurchase for cash at the option of the holder on April 15 in the years 2014, 2019 and 2024, or upon the occurrence of certain events.

If the 2029 debentures are not exchanged, the repurchase rights of holders of the exchangeable debentures may discourage or impede transactions that might otherwise be in the interest of Digital Realty Trust, Inc.’s stockholders or Digital Realty Trust, L.P.’s unitholders. Further, these exchange or repurchase rights might be triggered in situations where we need to conserve our cash reserves, in which event such repurchase might adversely affect us, Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.

Failure to hedge effectively against interest rate changes may adversely affect results of operations. We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Our policy is to use derivatives only to hedge interest rate risks related to our borrowings, not for speculative or trading purposes, and to enter into contracts only with major financial institutions based on their credit ratings and other factors. However, we may choose to change this policy in the future. Including loans currently subject to interest rate caps and swaps, approximately 91% of our total indebtedness as of December 31, 2011 was subject to fixed interest rates. We do not currently hedge our global revolving credit facility and as our borrowings under our global revolving credit facility increase, so will our percentage of indebtedness not subject to fixed rates and our exposure to interest rates increase. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

Volatility in and regulation of the commercial mortgage-backed securities market has limited and may continue to impact the pricing of secured debt. As a result of the recent crisis in the residential mortgage-backed securities markets, the recent global recession, and concerns over the ability to refinance or repay existing commercial mortgage-backed securities as they come due, liquidity previously provided by the commercial mortgage-backed securities and collateralized debt obligations markets has significantly decreased. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act imposes significant new regulations related to the mortgage-backed securities industry and market participants, which has contributed to uncertainty in the market. The volatility in the commercial mortgage-backed securities market could result in the following adverse effects on our incurrence of secured debt, which could have a materially negative impact on our financial condition, results of operations, cash flow and cash available for distribution:

•	higher loan spreads;

•	tighter loan covenants;

•	reduced loan to value ratios and resulting borrower proceeds; and

•	higher amortization and reserve requirements.

We have owned certain of our properties for a limited time.

We owned 101 properties at December 31, 2011, excluding three properties held as investments in unconsolidated joint ventures. All of our properties have been under our management for less than eight years, and we have owned five of the properties for less than one year at December 31, 2011. The properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential. We cannot assure you that the operating performance of the properties will not decline under our management. In addition, we have a limited history operating Turn-Key Datacenters® that we have developed or redeveloped. Because we generally cannot pass operating expenses (other than energy costs) on to our tenants in Turn-Key Datacenters®, if we incur operating expenses greater than we anticipated based on our limited operating history, our results of operations could be negatively impacted.

We may have difficulty managing our growth.

We have significantly and rapidly expanded the size of our company. For example, during 2011, we acquired five properties and we increased the number and size of our redevelopment activities. Our growth may significantly strain our management, operational and financial resources and systems. In addition, as a reporting company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The requirements of these rules and regulations will increase our accounting, legal and financial compliance costs and may strain our management and financial, legal and operational resources and systems. An inability to manage our growth effectively or the increased strain on our management of our resources and systems could result in deficiencies in our disclosure controls and procedures or our internal control over financial reporting and could negatively impact our cash available for distribution.

Tax protection provisions on certain properties could limit our operating flexibility.

We have agreed with the third-party contributors who contributed the direct and indirect interests in the 200 Paul Avenue 1-4 and 1100 Space Park Drive properties to indemnify them against adverse tax consequences if we were to sell, convey, transfer or otherwise dispose of all or any portion of these interests, in a taxable transaction, in these properties. However, we can sell these properties in a taxable transaction if we pay the contributors cash in the amount of their tax liabilities arising from the transaction and tax payments. The 200

Paul Avenue 1-4 and 1100 Space Park Drive properties represented 4.5% of our portfolio’s annualized rent as of December 31, 2011. These tax protection provisions apply for a period expiring on the earlier of November 3, 2013 and the date on which these contributors (or certain transferees) hold less than 25% of the units issued to them in connection with the contribution of these properties to us. Although it may be in the best interest of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders that we sell a property, it may be economically disadvantageous for us to do so because of these obligations. We have also agreed to make available for guarantee up to $17.8 million of debt for these contributors. We agreed to these provisions in order to assist these contributors in preserving their tax position after their contributions.

Potential losses may not be covered by insurance.

We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our portfolio under various insurance policies. We select policy specifications and insured limits which we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses such as loss from riots, terrorist threats, war or nuclear reaction. Most of our policies, like those covering losses due to floods, are insured subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. A large portion of the properties we own are located in California, an area especially subject to earthquakes. Together, these properties represented approximately 28% of our portfolio’s annualized rent as of December 31, 2011. While we carry earthquake insurance on our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes. The geographic concentration of our properties in the San Francisco Bay Area makes it possible for one catastrophic seismic event to significantly impact multiple properties, which could also severely impact some of our insurers rendering them insolvent or unable to fully pay on claims despite their current financial strength. In addition, we may discontinue earthquake or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.

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

We owned 17 properties located outside of the United States at December 31, 2011. In addition, we are currently considering, and will in the future consider, additional international acquisitions.

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

We have acquired and may continue to acquire properties on a strategic and selective basis in international markets that are new to us. When we acquire properties located in these markets, we may face risks associated with a lack of market knowledge or understanding of the local economy and culture, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. In addition, due diligence, transaction and structuring costs may be higher than those we may face in the United States. We work to mitigate such risks through extensive diligence and research and associations with experienced partners; however, we cannot assure you that all such risks will be eliminated.

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

Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could harm our business reputation and could adversely affect our earnings and financial condition.

Our business depends on providing customers with highly reliable service, including with respect to power supply and maintenance of environmental conditions. We may fail to provide such service as a result of numerous factors, including mechanical failure, power outage, human error, physical or electronic security breaches, and fire, earthquake, hurricane, flood and other natural disasters. Service interruptions and equipment failures may expose us to legal liability and damage our brand reputation and adversely affect our earnings and financial condition.

We are dependent upon third-party suppliers for power and certain other services, and we are vulnerable to service failures of our third-party suppliers and to price increases by such suppliers.

We rely on third parties to provide power to our data centers, and we cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. If the amount of power available to us is inadequate to support our customer requirements, we may be unable to satisfy our obligations to our customers or grow our business. In addition, our data centers may be susceptible to power shortages and planned or unplanned power outages caused by these shortages. Power outages may last beyond our backup and alternative power arrangements, which would harm our customers and our business. Any loss of services or equipment damage could adversely affect both our ability to generate revenues and our operating results, and harm our reputation.

In addition, we may be subject to risks and unanticipated costs associated with obtaining power from various utility companies. Utilities that serve our data centers may be dependent on, and sensitive to price increases for, a particular type of fuel, such as coal, oil or natural gas. In addition, the price of these fuels and the electricity generated from them could increase as a result of proposed legislative measures related to climate change or efforts to regulate carbon emissions. Increases in the cost of power at any of our data centers would put those locations at a competitive disadvantage relative to data centers served by utilities that can provide less expensive power.

We may be vulnerable to security breaches which could disrupt our operations and have a material adverse effect on our revenues and results of operations.

A security breach could result in the misappropriation of our proprietary information and the information of our customers and cause interruptions or malfunctions in our or our customers’ operations. We may be required to expend significant financial resources to protect against such threats or to alleviate problems caused by security breaches. We may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, loss of existing or potential customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our revenues and results of operations.

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

As of December 31, 2011, Digital Realty Trust, Inc. had 5,126,364 shares of 4.375% series C cumulative convertible preferred stock, or the series C preferred stock, and 6,977,055 shares of 5.500% series D cumulative convertible preferred stock, or the series D preferred stock, outstanding. The convertible preferred stock may be converted into shares of Digital Realty Trust, Inc. common stock subject to certain conditions. The initial conversion rate for the series C preferred stock was 0.5164 shares of Digital Realty Trust, Inc. common stock per $25.00 liquidation preference, which is equivalent to an initial conversion price of $48.41 per share of Digital Realty Trust, Inc. common stock. Effective September 13, 2011, the conversion rate for the series C preferred stock was adjusted to 0.5420 shares of common stock per $25.00 liquidation preference, which is equivalent to a conversion price of $46.13 per share of Digital Realty Trust, Inc. common stock, as a result of the aggregate dividends in excess of the reference dividend that Digital Realty Trust, Inc. declared and paid on its common stock beginning with the quarter ended June 30, 2011 and through the quarter ended September 30, 2011. The initial conversion rate for the series D preferred stock was 0.5955 shares of Digital Realty Trust, Inc. common stock per $25.00 liquidation preference, which is equivalent to an initial conversion price of $41.98 per share of Digital Realty Trust, Inc. common stock. Effective September 13, 2011, the conversion rate for the series D preferred stock was adjusted to 0.6200 shares of common stock per $25.00 liquidation preference, which is equivalent to a conversion price of $40.32 per share of Digital Realty Trust, Inc. common stock, as a result of the aggregate dividends in excess of the reference dividend that Digital Realty Trust, Inc. declared and paid on its common stock beginning with the quarter ended June 30, 2011 and through the quarter ended September 30, 2011. The conversion rates for the convertible preferred stock are subject to adjustment upon the occurrence of specified events, including, but not limited to, increases in dividends on Digital Realty Trust, Inc. common stock, the issuance of certain rights, options or warrants to holders of Digital Realty Trust, Inc. common stock, subdivisions or combinations of Digital Realty Trust, Inc. common stock, certain distributions of assets, debt securities, capital stock or cash to holders of Digital Realty Trust, Inc. common stock and certain tender or exchange offers.

In addition, on or prior to April 10, 2014 (in the case of the series C preferred stock) or February 6, 2015 (in the case of the series D preferred stock) in the event of a fundamental change when the applicable price of Digital Realty Trust, Inc. common stock is less than $40.34 per share (in the case of the series C preferred stock) or $35.73 per share

(in the case of the series D preferred stock), then holders of shares of the series C preferred stock and the series D preferred stock will have a special right to convert some or all of their series of preferred stock into a number of shares of Digital Realty Trust, Inc. common stock per $25.00 liquidation preference equal to such liquidation preference, plus an amount equal to accrued and unpaid dividends to, but not including, the fundamental change conversion date, divided by 98% of the market price of Digital Realty Trust, Inc. common stock. In the event that holders of shares of the convertible preferred stock exercise this special conversion right, Digital Realty Trust, Inc. has the right to repurchase for cash all or any part of the convertible preferred stock as to which the conversion right was exercised at a repurchase price equal to 100% of the liquidation preference of the convertible preferred stock to be repurchased plus an amount equal to accrued and unpaid dividends to, but not including, the fundamental change conversion date. Additionally, Digital Realty Trust, Inc. currently has 11,500,000 shares of 7.000% series E cumulative redeemable preferred stock outstanding, which may be converted into Digital Realty Trust, Inc. common stock upon the occurrence of limited specified change in control transactions.

The conversion of the convertible preferred stock or series E preferred stock for Digital Realty Trust, Inc. common stock would dilute stockholder ownership in Digital Realty Trust, Inc. and unitholder ownership in Digital Realty Trust, L.P., and could adversely affect the market price of Digital Realty Trust, Inc. common stock and could impair our ability to raise capital through the sale of additional equity securities. Any adjustments increasing the conversion rates of the convertible preferred stock would exacerbate their dilutive effect. Further, the fundamental change conversion rights might be triggered in situations where we need to conserve our cash reserves, which may limit our ability to repurchase the shares of convertible preferred stock in lieu of conversion.

Our Digital Design Services® business is subject to risks particular to third-party construction projects.

Our Digital Design Services® business is new and we only have limited experience in providing design and construction services to third parties. By providing these design and construction services to third parties, we become subject to a variety of risks unique to these activities. If construction costs of a project exceed original estimates, such costs may have to be absorbed by us, which would make the project less profitable than originally estimated, or possibly not profitable at all. A construction project may be delayed due to government or regulatory approvals, supply shortages, or other events and circumstances beyond our control, or the time required to complete a construction project may be greater than originally anticipated. In addition, we may be liable for any injuries or damage that arise from worksite accidents, or from the design or construction of the datacenters we build. If any such excess costs, project delays or liabilities were to be material, such events may adversely effect our financial condition, results of operations and cash available for distribution.

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Furthermore, our disclosure controls and procedures and internal control over financial reporting with respect to entities that we do not control or manage may be substantially more limited than those we maintain with respect to the subsidiaries that we have controlled or managed over the course of time. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in Digital Realty Trust, Inc.’s stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

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

Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders are also subject to the following additional conflicts of interest:

We may pursue less vigorous enforcement of terms of certain agreements because of conflicts of interest with GI Partners. On August 3, 2010, GI Partners Fund III, LLP, or GI Partners III, acquired a controlling interest in SoftLayer Technologies, Inc., or SoftLayer, an on-demand data center services provider that leases 250,767 square feet from us under 8 lease agreements as of December 31, 2011. Richard Magnuson, the Chairman of Digital Realty Trust, Inc.’s board of directors, is and will continue to be the chief executive officer of the advisor to GI Partners III. In the future, we may enter into additional agreements with SoftLayer or other companies owned by GI Partners II, GI Partners III or other GI Partners funds. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with GI Partners funds and Mr. Magnuson.

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

Digital Realty Trust, Inc.’s charter and the articles supplementary with respect to the preferred stock contain 9.8% ownership limits. Digital Realty Trust, Inc.’s charter, subject to certain exceptions, authorizes the company’s directors to take such actions as are necessary and desirable to preserve the company’s qualification as a REIT and to limit any person to actual or constructive ownership of no more than 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of the company’s common stock, 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of any series of preferred stock and 9.8% of the value of the company’s outstanding capital stock. Digital Realty Trust, Inc.’s board of directors, in its sole discretion, may exempt (prospectively or retroactively) a proposed transferee from the ownership limit. However, Digital Realty Trust, Inc.’s board of directors may not grant an exemption from the ownership limit to any proposed transferee whose direct or indirect ownership of more than 9.8% of the outstanding shares of the company’s common stock, more than 9.8% of the outstanding shares of any series of preferred stock or more than 9.8% of the value of the company’s outstanding capital stock could jeopardize the company’s status as a REIT. These restrictions on transferability and ownership will not apply if Digital Realty Trust, Inc.’s board of directors determines that it is no longer in the company’s best interests to attempt to qualify, or to continue to qualify, as a REIT or that compliance is no longer required for REIT qualification. The ownership limit may delay, defer or prevent a transaction or a change of control that might be in the best interest of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.

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

The provisions of Digital Realty Trust, Inc.’s charter on removal of directors and the advance notice provisions of Digital Realty Trust, Inc.’s bylaws could delay, defer or prevent a transaction or a change of control of the company that might be in the best interest of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders. Likewise, if Digital Realty Trust, Inc.’s board of directors were to opt in to the business combination provisions of the MGCL or the provisions of Title 3, Subtitle 8 of the MGCL not currently applicable to the company, or if the provision in the Digital Realty Trust, Inc.’s bylaws opting out of the control share acquisition provisions of the MGCL were rescinded, these provisions of the MGCL could have similar anti-takeover effects.

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

In addition, Digital Realty Trust, Inc.’s charter authorizes the company to obligate itself, and the company’s bylaws require it, to indemnify the company’s directors and officers for actions taken by them in those capacities and to pay or reimburse their reasonable expenses in advance of final disposition of a proceeding to the maximum extent permitted by Maryland law and Digital Realty Trust, Inc. has entered into indemnification agreements with its officers and directors. As a result, Digital Realty Trust, Inc. and its stockholders may have more limited rights against its directors and officers than might otherwise exist under common law. Accordingly, in the event that actions taken in good faith by any of Digital Realty Trust, Inc.’s directors or officers impede the performance of the company, the company’s stockholders’ ability to recover damages from that director or officer will be limited.

Risks Related to Digital Realty Trust, Inc.’s Status as a REIT

Failure to qualify as a REIT would have significant adverse consequences to Digital Realty Trust, Inc. and its stockholders and to Digital Realty Trust, L.P. and its unitholders.

Digital Realty Trust, Inc. has operated and intends to continue operating in a manner that it believes will allow it to qualify as a REIT for federal income tax purposes under the Code. Digital Realty Trust, Inc. has not requested and does not plan to request a ruling from the IRS that it qualifies as a REIT. If Digital Realty Trust, Inc. loses its REIT status, it will face serious tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to its stockholders, for each of the years involved because:

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

To qualify as a REIT, Digital Realty Trust, Inc. generally must distribute to its stockholders at least 90% of its net taxable income each year, excluding capital gains, and Digital Realty Trust, Inc. will be subject to regular corporate income taxes to the extent that it distributes less than 100% of its net taxable income each year. In addition, Digital Realty Trust, Inc. will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by Digital Realty Trust, Inc. in any calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. While historically Digital Realty Trust, Inc. has satisfied these distribution requirements by making cash distributions to its stockholders, a REIT is permitted to satisfy these requirements by making distributions of cash or other property. We may need to borrow funds for Digital Realty Trust, Inc. to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

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

Forward-Looking Statements

We make statements in this report that are forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, portfolio performance including our ability to lease vacant space and space under development, leverage policy and acquisition and capital expenditure plans, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	the impact of the recent deterioration in global economic, credit and market conditions, including the downgrade of the U.S. government’s credit rating;

•	current local economic conditions in our geographic markets;

•	decreases in information technology spending, including as a result of economic slowdowns or recession;

•	adverse economic or real estate developments in our industry or the industry sectors that we sell to (including risks relating to decreasing real estate valuations and impairment charges);

•	our dependence upon significant tenants;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	defaults on or non-renewal of leases by tenants;

•	our failure to obtain necessary debt and equity financing;

•	increased interest rates and operating costs;

•

risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements;

•	financial market fluctuations;

•	changes in foreign currency exchange rates;

•	our inability to manage our growth effectively;

•	difficulty acquiring or operating properties in foreign jurisdictions;

•	our failure to successfully integrate and operate acquired or redeveloped properties or businesses;

•	risks related to joint venture investments, including as a result of our lack of control of such investments;

•	delays or unexpected costs in development or redevelopment of properties;

•	decreased rental rates or increased vacancy rates;

•	increased competition or available supply of data center space;

•	our inability to successfully develop and lease new properties and space held for redevelopment;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our inability to acquire off-market properties;

•	our inability to comply with the rules and regulations applicable to reporting companies;

•	Digital Realty Trust, Inc.’s failure to maintain its status as a REIT;

•	possible adverse changes to tax laws;

•	restrictions on our ability to engage in certain business activities;

•	environmental uncertainties and risks related to natural disasters;

•	losses in excess of our insurance coverage;

•	changes in foreign laws and regulations, including those related to taxation and real estate ownership and operation; and

•	changes in local, state and federal regulatory requirements, including changes in real estate and zoning laws and increases in real property tax rates.

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

Our Portfolio

As of December 31, 2011, we owned 101 properties, excluding three properties held as investments in unconsolidated joint ventures and land held for development. These properties are mainly located throughout the U.S., with 15 properties located in Europe, one property in Asia and one property in Canada, and contain a total of approximately 18.3 million rentable square feet, including 2.4 million square feet held for redevelopment. The following table presents an overview of our portfolio of properties, excluding the three properties held as investments in unconsolidated joint ventures and land held for development, based on information as of December 31, 2011. All properties are held in fee simple except as otherwise indicated. Please refer to note 7 in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of all applicable encumbrances as of December 31, 2011.

Property(1)	Acquisition date	Metropolitan Area	Net Rentable Square Feet Excluding Redevelopment Space(2)	Redevelopment Space(3)	Annualized Rent ($000)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot ($)(6)
Internet Gateways
350 East Cermak Road	May-05	Chicago	1,129,226	4,513	64,927	97.0%	59.29
200 Paul Avenue 1-4	Nov-04	San Francisco	509,158	18,522	27,908	99.4%	55.16
600 West Seventh Street	May-04	Los Angeles	480,042	9,680	20,289	98.7%	42.80
120 E. Van Buren Street	Jul-06	Phoenix	287,514	—	20,012	89.3%	77.96
114 Rue Ambroise Croizat(8)	Dec-06	Paris, France	332,300	19,846	18,403	91.6%	60.44
2323 Bryan Street	Jan-02	Dallas	446,044	31,063	14,325	74.8%	42.94
111 Eighth Avenue(7)	Mar-07	New York Metro	116,843	—	13,453	95.3%	120.79
1100 Space Park Drive	Nov-04	Silicon Valley	153,205	12,092	7,423	100.0%	48.45
600-780 S. Federal	Sep-05	Chicago	161,547	—	6,787	63.5%	66.19
36 NE 2nd Street	Jan-02	Miami	162,140	—	4,887	95.9%	31.44
6 Braham Street(9)	Jul-02	London, England	63,233	—	4,700	100.0%	74.33
900 Walnut Street	Aug-07	St. Louis	112,266	—	4,378	99.9%	39.04
125 North Myers	Aug-05	Charlotte	25,402	—	1,320	100.0%	51.96
731 East Trade Street	Aug-05	Charlotte	40,879	—	1,273	100.0%	31.14
113 North Myers	Aug-05	Charlotte	29,218	—	915	100.0%	31.32

			4,049,017	95,716	211,000	92.9%	56.07
Data Centers
2121 South Price Road	Jul-10	Phoenix	309,244	210,235	35,165	92.9%	122.46
365 Main Street	Jul-10	San Francisco	222,431	4,550	26,820	80.5%	149.81
128 First Avenue	Jan-10	Boston	274,750	—	22,228	99.4%	81.42
43881 Devin Shafron Drive	Mar-07	Northern Virginia	180,000	—	18,130	100.0%	100.72
3 Corporate Place	Dec-05	New York Metro	276,931	—	17,735	100.0%	64.04
300 Boulevard East	Nov-02	New York Metro	346,819	22,962	16,336	89.9%	52.37
43915 Devin Shafron Drive	May-09	Northern Virginia	129,033	3,247	15,413	100.0%	119.45
720 2nd Street	Jul-10	San Francisco	121,220	—	14,523	86.1%	139.18
2440 Marsh Lane	Jan-03	Dallas	135,250	—	14,032	100.0%	103.75
365 S. Randolphville Road	Feb-08	New York Metro	172,044	92,748	12,781	88.6%	83.86
833 Chestnut Street	Mar-05	Philadelphia	592,295	62,463	12,770	92.0%	23.43
60 & 80 Merritt Parkway	Jan-10	New York Metro	169,540	—	12,377	100.0%	73.00
55 Middlesex Turnpike	Jan-10	Boston	106,000	—	11,803	90.6%	122.84
2260 East El Segundo Boulevard	Jul-10	Los Angeles	132,240	—	11,519	100.0%	87.11

Property(1)	Acquisition date	Metropolitan Area	Net Rentable Square Feet Excluding Redevelopment Space(2)	Redevelopment Space(3)	Annualized Rent ($000)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot ($)(6)
1232 Alma Road	Sep-09	Dallas	105,726	—	11,167	99.5%	106.14
4849 Alpha Road	Apr-04	Dallas	125,538	—	10,867	99.7%	86.82
3 St. Anne’s Boulevard(9)	Dec-07	London, England	96,384	—	10,589	52.4%	209.70
43791 Devin Shafron Drive	Mar-07	Northern Virginia	132,806	2,194	10,490	100.0%	78.99
1350 Duane & 3080 Raymond	Oct-09	Silicon Valley	185,000	—	9,987	100.0%	53.98
3011 Lafayette Street	Jan-07	Silicon Valley	90,780	—	9,948	100.0%	109.58
Unit 9, Blanchardstown Corporate Park(8)	Dec-06	Dublin, Ireland	120,000	—	9,909	98.8%	83.62
1500 Space Park Drive	Sep-07	Silicon Valley	51,615	—	9,053	100.0%	175.39
1525 Comstock Street	Sep-07	Silicon Valley	42,385	—	8,951	100.0%	211.18
4025 Midway Road	Jan-06	Dallas	90,058	10,532	8,753	100.0%	97.19
Clonshaugh Industrial Estate II(8)	Feb-06	Dublin, Ireland	124,500	—	8,512	100.0%	68.37
360 Spear Street	Dec-11	San Francisco	154,950	—	8,028	100.0%	51.81
2055 East Technology Circle(11)	Oct-06	Phoenix	76,350	—	8,013	100.0%	104.95
Mundells Roundabout(9)	Apr-07	London, England	113,464	—	7,471	100.0%	65.84
375 Riverside Parkway	Jun-03	Atlanta	250,191	—	7,434	99.2%	29.94
2045 & 2055 LaFayette Street	May-04	Silicon Valley	300,000	—	7,020	100.0%	23.40
11830 Webb Chapel Road	Aug-04	Dallas	365,647	—	6,919	88.1%	21.47
Cressex 1(9)	Dec-07	London, England	50,847	—	6,906	100.0%	135.82
150 South First Street	Sep-04	Silicon Valley	179,761	—	6,699	99.0%	37.63
1725 Comstock Street	Apr-10	Silicon Valley	39,643	—	6,534	100.0%	164.82
760 Doug Davis Road	Dec-11	Atlanta	334,306	—	6,376	100.0%	19.07
12001 North Freeway	Apr-06	Houston	246,258	54,447	6,351	88.9%	29.00
100 & 200 Quannapowitt Parkway	Jun-04	Boston	286,550	100,406	6,108	90.8%	23.49
4030 Lafayette	Jul-10	Northern Virginia	72,696	—	5,791	100.0%	79.66
Paul van Vlissingenstraat 16(8)	Aug-05	Amsterdam, Netherlands	112,472	—	5,596	73.7%	67.54
Cateringweg 5(8)	Jun-10	Amsterdam, Netherlands	55,972	—	5,371	100.0%	95.96
3105 and 3115 Alfred Street	May-10	Silicon Valley	49,858	—	5,283	58.1%	182.50
14901 FAA Boulevard	Jun-06	Dallas	263,700	—	4,938	100.0%	18.73
29A International Business Park(13)	Nov-10	Singapore	125,007	245,493	4,787	55.2%	69.40
45901 & 45845 Nokes Blvd	Dec-09	Northern Virginia	167,160	—	4,478	100.0%	26.79
1201 Comstock Street	Jun-08	Silicon Valley	24,000	—	4,465	100.0%	186.04
2334 Lundy Place	Dec-02	Silicon Valley	130,752	—	4,393	100.0%	33.60

Property(1)	Acquisition date	Metropolitan Area	Net Rentable Square Feet Excluding Redevelopment Space(2)	Redevelopment Space(3)	Annualized Rent ($000)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot ($)(6)
44470 Chilum Place	Feb-07	Northern Virginia	95,440	—	4,311	100.0%	45.17
115 Second Avenue	Oct-05	Boston	66,730	—	3,647	100.0%	54.65
2401 Walsh Street	Jun-05	Silicon Valley	167,932	—	3,614	100.0%	21.52
8534 Concord Center Drive	Jun-05	Denver	85,660	—	3,567	100.0%	41.64
2 St. Anne’s Boulevard(9)	Dec-07	London, England	30,612	—	3,321	100.0%	108.49
43790 Devin Shafron Drive	May-09	Northern Virginia	152,138	—	3,043	100.0%	20.00
210 N. Tucker Boulevard	Aug-07	St. Louis	161,549	175,867	3,024	74.9%	24.98
2950 Zanker Road	Aug-10	Silicon Valley	69,700	—	2,970	100.0%	42.61
21110 Ridgetop Circle	Jan-07	Northern Virginia	135,513	—	2,822	100.0%	20.82
21561 & 21571 Beaumeade Circle	Dec-09	Northern Virginia	164,453	—	2,763	100.0%	16.80
11085 Sun Center Drive	Sep-11	Sacramento	69,048	—	2,712	100.0%	39.28
43830 Devin Shafron Drive	May-09	Northern Virginia	49,759	63,491	2,547	42.2%	121.19
Naritaweg 52(8)(10)	Dec-07	Amsterdam, Netherlands	63,260	—	2,546	100.0%	40.25
200 North Nash Street	Jun-05	Los Angeles	113,606	—	2,445	100.0%	21.52
2403 Walsh Street	Jun-05	Silicon Valley	103,940	—	2,237	100.0%	21.52
4050 Lafayette	Jul-10	Northern Virginia	42,374	—	2,203	34.2%	152.08
21551 Beaumeade Circle	Dec-09	Northern Virginia	152,504	—	2,027	100.0%	13.29
6800 Millcreek Drive	Apr-06	Toronto, Canada	83,758	—	1,985	100.0%	23.70
Manchester Technopark(9)	Jun-08	Manchester, England	38,016	—	1,973	100.0%	51.90
4700 Old Ironsides Drive	Jun-05	Silicon Valley	90,139	—	1,940	100.0%	21.52
444 Toyama Drive	Sep-09	Silicon Valley	42,083	—	1,830	100.0%	43.49
4650 Old Ironsides Drive	Jun-05	Silicon Valley	84,383	—	1,816	100.0%	21.52
1807 Michael Faraday Court	Oct-06	Northern Virginia	19,237	—	1,796	100.0%	93.36
7505 Mason King Court	Nov-08	Northern Virginia	109,650	—	1,777	100.0%	16.21
Chemin de l’Epinglier 2(8)	Nov-05	Geneva, Switzerland	59,190	—	1,642	100.0%	27.74
3015 Winona Avenue	Dec-04	Los Angeles	82,911	—	1,640	100.0%	19.78
251 Exchange Place	Nov-05	Northern Virginia	70,982	—	1,640	100.0%	23.10
900 Dorothy Drive	Aug-10	Dallas	56,176	—	1,520	100.0%	27.06
43831 Devin Shafron Drive	Mar-07	Northern Virginia	117,071	—	1,504	100.0%	12.85
3300 East Birch Street	Aug-03	Los Angeles	68,807	—	1,502	100.0%	21.83
Clonshaugh Industrial Estate I(8)	Feb-06	Dublin, Ireland	20,000	—	1,443	100.0%	72.15
1125 Energy Park Drive	Mar-05	Minneapolis/St. Paul	112,827	—	1,437	100.0%	12.74
101 Aquila Way	Apr-06	Atlanta	313,581	—	1,411	100.0%	4.50

Property(1)	Acquisition date	Metropolitan Area	Net Rentable Square Feet Excluding Redevelopment Space(2)	Redevelopment Space(3)	Annualized Rent ($000)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot ($)(6)
Gyroscoopweg 2E-2F(8)	Jul-06	Amsterdam, Netherlands	55,585	—	1,193	100.0%	21.46
8100 Boone Boulevard(7)	Oct-06	Northern Virginia	17,015	—	881	100.0%	51.78
600 Winter Street	Sep-06	Boston	30,400	—	826	100.0%	27.17
2300 NW 89th Place	Sep-06	Miami	64,174	—	654	100.0%	10.19
7620 Metro Center Drive	Dec-05	Austin	45,000	—	605	100.0%	13.44
3065 Gold Camp Drive	Oct-04	Sacramento	13,309	49,648	289	100.0%	21.71
1 St. Anne’s Boulevard(9)	Dec-07	London, England	20,219	—	273	100.0%	13.50
1506 Moran Road	Dec-11	Northern Virginia	13,626	—	180	100.0%	13.21
4040 Lafayette	Jul-10	Northern Virginia	—	30,333	—	0.0%	—
905 Security Row	Sep-09	Dallas	—	249,657	—	0.0%	—
1400 N. Bowser Road	Sep-09	Dallas	—	246,940	—	0.0%	—
800 Central Expressway	Aug-10	Silicon Valley	—	150,000	—	0.0%	—
650 Randolph Road	Jun-08	New York Metro	—	127,790	—	0.0%	—
900 Quality Way	Sep-09	Dallas	—	112,253	—	0.0%	—
7500 Metro Center Drive	Dec-05	Austin	—	74,962	—	0.0%	—
Fountain Court	Jul-11	London, England	—	131,771	—	0.0%	—
904 Quality Way	Sep-09	Dallas	—	46,750	—	0.0%	—
1301 International Parkway	Sep-09	Dallas	—	20,500	—	0.0%	—

			11,084,530	2,289,239	560,375	95.1%	53.19
Technology Manufacturing
34551 Ardenwood Boulevard 1-4	Jan-03	Silicon Valley	307,657	—	6,816	100.0%	22.15
47700 Kato Road & 1055 Page Avenue	Sep-03	Silicon Valley	183,050	—	4,146	100.0%	22.65
2010 East Centennial Circle(12)	May-03	Phoenix	113,405	—	2,852	100.0%	25.15

			604,112	—	13,814	100.0%	22.86
Technology Office
1 Savvis Parkway	Aug-07	St. Louis	156,000	—	2,644	100.0%	16.95
908 Quality Way	Sep-09	Dallas	14,400	—	24	100.0%	1.67

			170,400	—	2,668	100.0%	15.66

Portfolio Total/Weighted Average			15,908,059	2,384,955	$787,857	94.8%	52.27

(1)	We have categorized the properties in our portfolio by their principal use based on annualized rent. However, many of our properties support multiple uses.

(2)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease based on engineering drawings. Net rentable square feet includes tenants’ proportional share of common areas but excludes space held for redevelopment.
(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership or tenants and requires a large capital investment in order to build out the space.
(4)	Annualized rent represents the monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2011 multiplied by 12.
(5)	Excludes space held for redevelopment. Includes unoccupied space for which we are receiving rent and excludes space for which leases had been executed as of December 31, 2011, but for which we are not receiving rent. We estimate the total square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.
(6)	Annualized rent per square foot represents annualized rent as computed above, divided by the total square footage under lease as of the same date.
(7)

111 Eighth Avenue (2nd and 6th floors), 8100 Boone Boulevard and 111 Eighth Avenue (3rd and 7th floors) are leased by us pursuant to leases that expire in June 2014, September 2017 and February 2022, respectively. The lease at 111 Eighth Avenue (2nd and 6th floors) has an option to extend the lease until June 2019 and the lease at 111 Eighth Avenue (3rd and 7th floors) has an option to extend the lease until February 2032.

(8)	Rental amounts for Unit 9, Blanchardstown Corporate Park, 114 Rue Ambroise Croizat, Naritaweg 52, Paul van Vlissingenstraat 16, Chemin de l’Epinglier 2, Clonshaugh Industrial Estate I and II, Gyroscoopweg 2E-2F and Cateringweg 5 were calculated based on the exchange rate in effect on December 31, 2011 of $1.30 to €1.00. Paul Van Vlissingenstraat 16, Chemin de l’Epinglier 2, Clonshaugh Industrial Estate I and II and Cateringweg 5 are subject to ground leases, which expire in the years 2054, 2074, 2981 and 2059, respectively.
(9)	Rental amounts for 6 Braham Street, Mundells Roundabout, Cressex 1, Manchester Technopark, 1 St. Anne’s Boulevard, 2 St. Anne’s Boulevard and 3 St. Anne’s Boulevard were calculated based on the exchange rate in effect on December 31, 2011 of $1.55 to £1.00. Manchester Technopark is subject to a ground lease, which expires in the year 2125.
(10)	We are party to a ground sublease for this property. This is a perpetual ground sublease. Lease payments were prepaid by the prior owner of this property through December 2036.
(11)	We are party to a ground sublease for this property. The term of the ground sublease expires in September 2083. All of the lease payments were prepaid by the prior owner of this property.
(12)	We are party to a ground sublease for this property. The term of the ground sublease expires in the year 2082.
(13)	Rental amounts for 29A International Business Park were calculated based on the exchange rate in effect on December 31, 2011 of $0.77 to S$1.00. 29A International Business Park is subject to a ground lease, which expires in the year 2038. Net rentable square feet excluding redevelopment space includes approximately 50,000 square feet of support space.

Tenant Diversification

As of December 31, 2011, our portfolio was leased to approximately 535 companies, many of which are nationally recognized firms. The following table sets forth information regarding the 20 largest tenants in our portfolio based on annualized rent as of December 31, 2011 (dollar amounts in thousands).

	Tenant	Number of Locations	Total Occupied Square Feet(1)	Percentage of Net Rentable Square Feet	Annualized Rent(2)	Percentage of Annualized Rent	Weighted Average Remaining Lease Term in Months
1	CenturyLink, Inc.(3)	33	2,696,292	16.9%	$80,233	10.2%	88
2	Equinix Operating Company, Inc.	9	878,062	5.5%	32,524	4.1%	86
3	Facebook, Inc.	4	241,865	1.5%	30,624	3.9%	77
4	TelX Group, Inc.	11	254,314	1.6%	26,890	3.4%	171
5	Morgan Stanley	5	182,592	1.1%	26,621	3.4%	34
6	SoftLayer Technologies, Inc.	6	250,767	1.6%	24,774	3.1%	117
7	Verizon Communications, Inc.	20	307,890	1.9%	18,486	2.3%	78
8	AT & T	18	615,267	3.9%	18,310	2.3%	82
9	NTT Communications Company	5	309,759	1.9%	18,000	2.3%	84
10	Level 3 Communications, LLC	30	339,223	2.1%	13,504	1.7%	95
11	Amazon	6	448,895	2.8%	12,723	1.6%	110
12	Pfizer, Inc.	1	87,049	0.5%	11,201	1.4%	72
13	Yahoo! Inc.	2	110,847	0.7%	10,357	1.3%	70
14	TATA Communications (UK)	2	105,366	0.7%	10,252	1.3%	72
15	BT Americas, Inc.	3	67,685	0.4%	9,578	1.2%	65
16	Microsoft Corporation	3	322,587	2.0%	9,447	1.2%	46
17	Sprint Communications Co., LP	6	173,319	1.1%	9,433	1.2%	33
18	JPMorgan Chase & Co.	2	117,953	0.7%	9,387	1.2%	125
19	eircom Limited	1	124,500	0.8%	8,512	1.1%	91
20	T-Systems North America, Inc.	2	77,610	0.5%	8,377	1.1%	27

	Total/Weighted Average		7,711,842	48.2%	$389,233	49.3%	87

(1)	Occupied square footage is defined to include leases that have commenced on or before December 31, 2011. For some of our properties, we calculate occupancy based on factors in addition to contractually leased square feet, including available power, required support space and common area. We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.
(2)	Annualized rent represents the monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2011 multiplied by 12.
(3)	Represents leases with Savvis Communications Corporation, or Savvis, and Qwest Communications International, Inc., or Qwest, (or affiliates thereof), which are our direct tenants. CenturyLink, Inc. acquired Qwest in the three months ended June 30, 2011 and Savvis in the three months ended September 30, 2011, and Qwest and Savvis are now wholly-owned subsidiaries of CenturyLink, Inc.

Lease Distribution

The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on net rentable square feet (excluding approximately 2.4 million square feet held for redevelopment at December 31, 2011) under lease as of December 31, 2011.

Square Feet Under Lease	Number of Leases(1)	Percentage of All Leases	Total Net Rentable Square Feet(2)	Percentage of Net Rentable Square Feet(2)	Annualized Rent ($000)(3)	Percentage of Annualized Rent
Available			834,522	5.2%	$—	0.0%
2,500 or less	1,052	64.2%	503,776	3.2%	49,863	6.3%
2,501 - 10,000	276	16.9%	1,657,735	10.4%	140,879	17.9%
10,001 - 20,000	138	8.4%	2,137,764	13.4%	176,605	22.4%
20,001 - 40,000	85	5.2%	2,476,159	15.6%	156,638	19.9%
40,001 - 100,000	58	3.5%	3,816,799	24.0%	152,064	19.3%
Greater than 100,000	30	1.8%	4,481,304	28.2%	111,805	14.2%

Portfolio Total	1,639	100.0%	15,908,059	100.0%	$787,854	100.0%

(1)	Includes license and similar agreements that upon expiration will be automatically renewed, primarily on a month-to-month basis. Number of leases represents the leased-unit count; a lease could include multiple units.
(2)	For some of our properties, we calculate total net rentable square feet available for lease based on factors in addition to contractually leased square feet, including available power, required support space and common area.
(3)	Annualized rent represents the monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2011 multiplied by 12.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2011 plus available space for ten calendar years at the properties in our portfolio, excluding approximately 2.4 million square feet held for redevelopment at December 31, 2011. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options and all early termination rights.

Year	Number of Leases Expiring(1)	Square Footage of Expiring Leases(2)	Percentage of Net Rentable Square Feet(2)	Annualized Rent ($000)(3)	Percentage of Annualized Rent	Annualized Rent Per Occupied Square Foot	Annualized Rent Per Occupied Square Foot at Expiration	Annualized Rent at Expiration ($000)
Available		834,522	5.2%	$—	0.0%
2012	377	510,232	3.2%	46,670	5.9%	$91.47	$91.37	46,618
2013	256	939,317	6.0%	63,964	8.1%	68.10	70.61	66,325
2014	226	1,400,169	8.8%	100,164	12.7%	71.54	76.23	106,735
2015	134	1,884,022	11.8%	82,130	10.4%	43.59	47.27	89,067
2016	140	1,636,710	10.3%	68,951	8.8%	42.13	46.59	76,261
2017	60	932,046	5.9%	42,303	5.4%	45.39	51.06	47,590
2018	84	1,086,360	6.8%	53,544	6.8%	49.29	58.87	63,955
2019	77	1,599,876	10.1%	96,559	12.3%	60.35	73.20	117,105
2020	76	913,795	5.7%	55,452	7.0%	60.68	75.94	69,390
2021	56	1,032,780	6.5%	50,093	6.4%	48.50	63.25	65,324
Thereafter	153	3,138,230	19.7%	128,024	16.2%	40.79	59.15	185,627

Portfolio Total / Weighted Average	1,639	15,908,059	100.0%	$787,854	100.0%	$52.27	$61.96	$933,997

(1)	Includes license and similar agreements that upon expiration will be automatically renewed, primarily on a month-to-month basis. Number of expiring leases represents the expiring leased-unit count; a lease could include multiple units.
(2)	For some of our properties, we calculate square footage and total net rentable square feet available for lease based on factors in addition to contractually leased square feet, including available power, required support space and common area.
(3)	Annualized rent represents the monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2011 multiplied by 12. We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we may become subject to tort claims, breach of contract and other claims and administrative proceedings. As of December 31, 2011, we were not a party to any legal proceedings which we believe would have a material adverse effect on us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Digital Realty Trust, Inc.’s common stock has been listed and is traded on the NYSE under the symbol “DLR” since October 29, 2004. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated.

Digital Realty Trust, Inc.

	High	Low	Last	Dividends Declared
First Quarter 2010	$56.60	$46.21	$54.20	$0.48000
Second Quarter 2010	$64.17	$51.77	$57.68	$0.48000
Third Quarter 2010	$64.06	$56.23	$61.70	$0.53000
Fourth Quarter 2010	$62.40	$47.42	$51.54	$0.53000
First Quarter 2011	$59.34	$50.63	$58.14	$0.68000
Second Quarter 2011	$64.25	$56.34	$61.78	$0.68000
Third Quarter 2011	$64.09	$50.63	$55.16	$0.68000
Fourth Quarter 2011	$67.83	$51.75	$66.67	$0.68000

Digital Realty Trust, Inc. intends to continue to declare quarterly dividends on its common stock. The actual amount, form and timing of dividends, however, will be at the discretion of the board of directors and will depend upon Digital Realty Trust, Inc.’s financial condition in addition to the requirements for qualification as a REIT under the Code, and no assurance can be given as to the amounts, form or timing of future dividends. The exchange rates on the 2029 debentures and the conversion rates on Digital Realty Trust, Inc.’s series C cumulative convertible preferred stock and series D cumulative convertible preferred stock are each subject to adjustment for certain events, including, but not limited to, certain dividends on Digital Realty Trust, Inc.’s common stock in excess of $0.33 per share per quarter, $0.28625 per share per quarter and $0.31 per share per quarter, respectively. Therefore, the declaration and payment of quarterly dividends by Digital Realty Trust, Inc. in excess of these thresholds may increase the dilutive impact of our operating partnership’s exchangeable debentures and Digital Realty Trust, Inc.’s convertible preferred stock on Digital Realty Trust, Inc.’s common stockholders. See Part I, Item 1A, Risk Factors, “Risks Related to Our Business and Operations—We have substantial debt and face risks associated with the use of debt to fund our business activities, including refinancing and interest rate risks—The exchange and repurchase rights of our exchangeable debentures may be detrimental to Digital Realty Trust, Inc.’s stockholders or Digital Realty Trust, L.P.’s unitholders” and “Risks Related to Our Business and Operations—The conversion rights of Digital Realty Trust, Inc.’s convertible preferred stock may be detrimental to holders of Digital Realty Trust, Inc.’s common stock.”

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

As of February 17, 2012, there were approximately 91 holders of record of Digital Realty Trust, Inc.’s common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Digital Realty Trust, L.P.

There is no established trading market for Digital Realty Trust, L.P.’s common units of limited partnership. As of February 17, 2012, there were 34 holders of record of common units, including Digital Realty Trust, L.P.’s general partner, Digital Realty Trust, Inc.

The following table sets forth, for the periods indicated, the distributions per common unit that our operating partnership declared with respect to the periods indicated.

Distributions Declared
First Quarter 2010	$0.48000
Second Quarter 2010	$0.48000
Third Quarter 2010	$0.53000
Fourth Quarter 2010	$0.53000
First Quarter 2011	$0.68000
Second Quarter 2011	$0.68000
Third Quarter 2011	$0.68000
Fourth Quarter 2011	$0.68000

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

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total stockholder return on Digital Realty Trust, Inc.’s common stock during the period from December 31, 2006 through December 31, 2011, with the cumulative total return on the MSCI US REIT Index (RMS) and the S&P 500 Market Index. The comparison assumes that $100 was invested on December 31, 2006 in Digital Realty Trust, Inc.’s common stock and in each of these indices and assumes reinvestment of dividends, if any.

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG DIGITAL REALTY TRUST, INC., S&P 500 INDEX AND RMS INDEX

Assumes $100 invested on December 31, 2006

Assumes dividends reinvested

To fiscal year ending December 31, 2011

Pricing Date	DLR($)	S&P 500($)	RMS($)
December 31, 2006	100.0	100.0	100.0
December 31, 2007	115.5	105.5	83.2
December 31, 2008	102.5	66.5	51.6
December 31, 2009	162.8	84.1	66.4
December 31, 2010	172.8	96.7	85.3
December 31, 2011	234.0	98.8	92.7

•

This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

•	The stock price performance shown on the graph is not necessarily indicative of future price performance.
•	The hypothetical investment in Digital Realty Trust, Inc.’s common stock presented in the stock performance graph above is based on the price on December 31, 2006.

SALES OF UNREGISTERED EQUITY SECURITIES

Digital Realty Trust, Inc.

All sales of unregistered equity securities of Digital Realty Trust, Inc. during the year ended December 31, 2011 have previously been disclosed in filings with the SEC.

Digital Realty Trust, L.P.

During the year ended December 31, 2011, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, in the amounts and for the consideration set forth below:

•

During the year ended December 31, 2011, Digital Realty Trust, Inc. issued an aggregate of 123,777 shares of its common stock upon the exercise of stock options. Digital Realty Trust, Inc. contributed the proceeds of approximately $4.8 million to our operating partnership in exchange for an aggregate of 123,777 common units, as required by our operating partnership’s partnership agreement.

•

During the year ended December 31, 2011, Digital Realty Trust, Inc. issued, net of forfeitures, an aggregate of 79,119 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our operating partnership issued a restricted common unit to Digital Realty Trust, Inc. as required by its partnership agreement, for an aggregate of 79,119 units during the year ended December 31, 2011.

All other issuances of unregistered equity securities of our operating partnership during the year ended December 31, 2011 have previously been disclosed in filings with the SEC. For all issuances of units to Digital Realty Trust, Inc., our operating partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with over $6 billion in total consolidated assets and as our operating partnership’s majority owner and general partner as the basis for the exemption under Section 4(2) of the Securities Act.

REPURCHASES OF EQUITY SECURITIES

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

None.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED COMPANY FINANCIAL AND OTHER DATA (Digital Realty Trust, Inc.)

The following table sets forth selected consolidated financial and operating data on an historical basis for Digital Realty Trust, Inc.

The following data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Amounts in thousands, except share and per share data)
Statement of Operations Data:
Operating Revenues:
Rental	$820,711	$682,026	$507,545	$401,401	$320,416
Tenant reimbursements	211,811	178,081	125,136	106,754	74,190
Construction management	29,286	4,923	3,399	3,907	—
Other	902	371	1,062	15,383	641

Total operating revenues	1,062,710	865,401	637,142	527,445	395,247
Operating Expenses:
Rental property operating and maintenance	307,922	250,225	174,038	150,054	109,225
Property taxes	49,946	44,432	36,004	31,102	27,181
Insurance	8,024	8,133	6,111	4,988	5,527
Construction management	22,715	1,542	2,200	1,093	—
Depreciation and amortization	310,425	263,903	198,052	172,378	134,419
General and administrative	53,624	47,196	39,988	37,652	30,012
Transactions	5,654	7,438	2,177	739	774
Other	90	226	783	1,084	431

Total operating expenses	758,400	623,095	459,353	399,090	307,569

Operating income	304,310	242,306	177,789	128,355	87,678
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	4,952	5,254	2,172	2,369	449
Interest and other income	3,260	616	753	2,106	2,287
Interest expense	(149,350)	(137,384)	(88,442)	(63,621)	(67,054)
Tax expense	42	(1,851)	(1,038)	(1,109)	(814)
Loss from early extinguishment of debt	(1,088)	(3,529)	—	(182)	—

Income from continuing operations	162,126	105,412	91,234	67,918	22,546
Net income from discontinued operations	—	—	—	—	1,395
Gain on sale of discontinued operations	—	—	—	—	18,049

Net income	162,126	105,412	91,234	67,918	41,990
Net income attributable to noncontrolling interests	(5,861)	(3,118)	(3,572)	(2,664)	(3,753)

Net income attributable to Digital Realty Trust, Inc.	156,265	102,294	87,662	65,254	38,237
Preferred stock dividends	(25,397)	(37,004)	(40,404)	(38,564)	(19,330)
Costs on redemption of preferred stock	—	(6,951)	—	—	—

Net income available to common stockholders	$130,868	$58,339	$47,258	$26,690	$18,907

Per Share Data:
Basic income per share available to common stockholders	$1.33	$0.69	$0.62	$0.39	$0.31
Diluted income per share available to common stockholders	$1.32	$0.68	$0.61	$0.38	$0.30
Cash dividend per common share	$2.72	$2.02	$1.47	$1.26	$1.17
Weighted average common shares outstanding:
Basic	98,405,375	84,275,498	75,950,370	68,829,267	60,527,625
Diluted	99,169,749	86,013,471	77,020,890	70,435,760	62,572,937

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Net investments in real estate	$5,242,515	$4,584,477	$3,157,193	$2,748,220	$2,302,500
Total assets	6,098,566	5,329,483	3,745,059	3,281,045	2,809,791
Revolving credit facility	275,106	333,534	205,547	138,579	299,731
Unsecured senior notes, net of discount	1,441,072	1,066,030	83,000	58,000	—
Exchangeable senior debentures, net of discount	266,400	353,702	432,234	161,901	158,224
Mortgages and other secured loans, net of premiums	947,132	1,043,188	1,063,663	1,026,594	895,507
Total liabilities	3,518,155	3,274,820	2,110,258	1,705,969	1,673,361
Total stockholders equity	2,522,917	1,962,518	1,558,995	1,503,921	1,057,167
Noncontrolling interests in operating partnership	45,057	52,436	58,192	66,797	74,335
Noncontrolling interests in consolidated joint ventures	12,437	39,709	17,614	4,358	4,928
Total liabilities and equity	$6,098,566	$5,329,483	$3,745,059	$3,281,045	$2,809,791

	Year ended December 31,
	2011	2010	2009	2008	2007
Cash flows from (used in):
Operating activities	$400,956	$359,029	$283,809	$217,808	$105,655
Investing activities	(830,802)	(1,737,700)	(519,909)	(647,751)	(537,427)
Financing activities	458,758	1,318,070	235,086	471,925	440,863

SELECTED COMPANY FINANCIAL AND OTHER DATA (Digital Realty Trust, L.P.)

The following table sets forth selected consolidated financial and operating data on an historical basis for our operating partnership.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Amounts in thousands, except unit and per unit data)
Statement of Operations Data:
Operating Revenues:
Rental	$820,711	$682,026	$507,545	$401,401	$320,416
Tenant reimbursements	211,811	178,081	125,136	106,754	74,190
Construction management	29,286	4,923	3,399	3,907	—
Other	902	371	1,062	15,383	641

Total operating revenues	1,062,710	865,401	637,142	527,445	395,247
Operating Expenses:
Rental property operating and maintenance	307,922	250,225	174,038	150,054	109,225
Property taxes	49,946	44,432	36,004	31,102	27,181
Insurance	8,024	8,133	6,111	4,988	5,527
Construction management	22,715	1,542	2,200	1,093	—
Depreciation and amortization	310,425	263,903	198,052	172,378	134,419
General and administrative	53,624	47,196	39,988	37,652	30,012
Transactions	5,654	7,438	2,177	739	774
Other	90	226	783	1,084	431

Total operating expenses	758,400	623,095	459,353	399,090	307,569

Operating income	304,310	242,306	177,789	128,355	87,678
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	4,952	5,254	2,172	2,369	449
Interest and other income	3,260	616	753	2,106	2,287
Interest expense	(149,350)	(137,384)	(88,442)	(63,621)	(67,054)
Tax expense	42	(1,851)	(1,038)	(1,109)	(814)
Loss from early extinguishment of debt	(1,088)	(3,529)	—	(182)	—

Income from continuing operations	162,126	105,412	91,234	67,918	22,546
Net income from discontinued operations	—	—	—	—	1,395
Gain on sale of discontinued operations	—	—	—	—	18,049

Net income	162,126	105,412	91,234	67,918	41,990
Net (income) loss attributable to noncontrolling interests in consolidated joint ventures	324	288	(140)	(335)	—

Net income attributable to Digital Realty Trust, L.P.	162,450	105,700	91,094	67,583	41,990
Preferred units distributions	(25,397)	(37,004)	(40,404)	(38,564)	(19,330)
Costs on redemption of preferred units	—	(6,951)	—	—	—

Net income available to common unitholders	$137,053	$61,745	$50,690	$29,019	$22,660

Per Unit Data:
Basic income per unit available to common unitholders	$1.33	$0.69	$0.62	$0.39	$0.33
Diluted income per unit available to common unitholders	$1.32	$0.68	$0.61	$0.38	$0.32
Cash distributions per common unit	$2.72	$2.02	$1.47	$1.26	$1.17
Weighted average common units outstanding:
Basic	103,053,004	89,261,172	81,715,226	75,160,263	68,754,024
Diluted	103,817,378	90,999,145	82,785,746	76,766,756	70,799,336

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Net investments in real estate	$5,242,515	$4,584,477	$3,157,193	$2,748,220	$2,302,500
Total assets	6,098,566	5,329,483	3,745,059	3,281,045	2,809,791
Revolving credit facility	275,106	333,534	205,547	138,579	299,731
Unsecured senior notes, net of discount	1,441,072	1,066,030	83,000	58,000	—
Exchangeable senior debentures, net of discount	266,400	353,702	432,234	161,901	158,224
Mortgages and other secured loans, net of premiums	947,132	1,043,188	1,063,663	1,026,594	895,507
Total liabilities	3,518,155	3,274,820	2,110,258	1,705,969	1,673,361
General partner’s capital	2,578,797	2,004,599	1,586,942	1,553,424	1,053,788
Limited partners’ capital	49,240	56,215	60,875	71,041	74,356
Accumulated other comprehensive income (loss)	(60,063)	(45,860)	(30,630)	(53,747)	3,358
Noncontrolling interests in consolidated joint ventures	12,437	39,709	17,614	4,358	4,928
Total liabilities and capital	$6,098,566	$5,329,483	$3,745,059	$3,281,045	$2,809,791

	Year ended December 31,
	2011	2010	2009	2008	2007
Cash flows from (used in):
Operating activities	$400,956	$359,029	$283,809	$217,808	$105,655
Investing activities	(830,802)	(1,737,700)	(519,909)	(647,751)	(537,427)
Financing activities	458,758	1,318,070	235,086	471,925	440,863

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2011, we owned an aggregate of 101 technology-related real estate properties, excluding three properties held as investments in unconsolidated joint ventures, with approximately 18.3 million rentable square feet including approximately 2.4 million square feet of space held for redevelopment. At December 31, 2011, approximately 1,192,000 square feet of space was under construction for Turn-Key Datacenter®, Powered Base Building® and Build-to-Suit product, all of which are expected to be income producing when complete, in 12 U.S. domestic markets, one European market, one Australian market and Singapore, consisting of approximately 404,000 square feet of development projects and 788,000 square feet of redevelopment projects.

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

We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to Digital Realty Trust, Inc.’s common stock and preferred stock. We currently intend to limit our indebtedness to 60% of our total enterprise value and, based on the closing price of Digital Realty Trust, Inc. common stock on December 31, 2011 of $66.67, our ratio of debt to total enterprise value was approximately 27% as of December 31, 2011. Our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our company’s incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of its common stock and excluding long-term incentive units and Class C units), plus the book value of our total consolidated indebtedness.

Revenue base. As of December 31, 2011, we owned 101 properties through our operating partnership, excluding three properties held as investments in unconsolidated joint ventures. These properties are mainly located throughout the U.S., with 15 properties located in Europe, one property in Asia and one property in Canada. We, through our predecessor, acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties Acquired(1)	Net Rentable Square Feet(2)	Square Feet of Space Held for Redevelopment as of December 31, 2011(3)
2002	5	1,148,988	54,025
2003	6	1,058,360	—
2004	10	2,496,121	190,348
2005	20	3,368,359	141,938
2006	16	2,136,773	84,825
2007(4)	13	2,063,256	244,799
2008	5	343,710	220,538
2009(5)	6	873,711	676,100
2010	15	1,846,851	640,611
2011	5	571,930	131,771

Properties owned as of December 31, 2011	101	15,908,059	2,384,955

(1)	Excludes properties sold in 2007 and 2006: 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006.
(2)	Current net rentable square feet as of December 31, 2011, which represents the current square feet at buildings under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes tenants’ proportional share of common areas but excludes space held for redevelopment.
(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space. The amounts included in this table represent redevelopment space as of December 31, 2011 in the properties acquired during the relevant period.
(4)	Includes three developed buildings (43915 Devin Shafron Drive, 43830 Devin Shafron Drive and 43790 Devin Shafron Drive) placed into service in 2010 and 2011 that are being included with a property (Devin Shafron buildings) that was acquired in 2007.
(5)	Includes a developed building (21551 Beaumeade Circle) placed into service in 2011 that is being included with a property (21561 & 21571 Beaumeade Circle) that was acquired in 2009.

As of December 31, 2011, the properties in our portfolio were approximately 94.8% leased excluding 2.4 million square feet held for redevelopment. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of December 31, 2011, our original average lease term was approximately 14 years, with an average of approximately seven years remaining. The majority of our leasing since the completion of our IPO has been at lease terms shorter than 12 years. Our lease expirations through December 31, 2013 are 9.2% of rentable square feet excluding space held for redevelopment as of December 31, 2011.

Operating revenues from properties outside the United States were $116.7 million, $93.7 million and $82.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. For the years ended December 31, 2011, 2010, and 2009, no single foreign country comprised more than 10% of total revenues.

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

In addition, our access to funds under our global revolving credit facility and other lines of credit depend on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. We cannot assure you that long-term disruptions in the global economy and the return of tighter credit conditions among, and potential failures or nationalizations of, third party financial institutions as a result of such disruptions will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitments to us, our business, results of operation, cash flows and financial condition could be adversely affected.

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

Rental income. The amount of rental income generated by the properties in our portfolio depends principally on our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 2.4 million square feet held for redevelopment, as of December 31, 2011, the occupancy rate of the properties in our portfolio was approximately 94.8% of our net rentable square feet.

As of December 31, 2011, we had 1,639 leases with a total of 535 tenants. As of December 31, 2011, approximately 91% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates. For more information, see the table under Part I, Item 2.

“Properties—Lease Expirations” which includes annualized rent in effect as of December 31, 2011 and annualized rent in effect at expiration for leases in our portfolio grouped by year of lease expiration.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 15.9 million net rentable square feet, excluding redevelopment space, at December 31, 2011 is approximately 243,000 net rentable square feet of space with extensive datacenter improvements that is currently, or will shortly be, available for lease. Since our IPO, we have leased approximately 2,741,000 square feet of similar space. These Turn-Key Datacenters® are effective solutions for tenants who lack the expertise or capital budget to provide their own extensive datacenter infrastructure and security. Our expertise in datacenter construction and operations enables us to lease space to these tenants at a significant premium over other uses. In addition, as of December 31, 2011, we had approximately 2.4 million square feet of redevelopment space, or approximately 13% of the total rentable space in our portfolio, including four vacant properties comprising approximately 485,000 square feet. Our ability to grow earnings depends in part on our ability to redevelop space and lease redevelopment space at favorable rates, which we may not be able to obtain. Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for redevelopment space. We may purchase additional vacant properties and properties with vacant redevelopment space in the future. We will require additional capital to finance our redevelopment activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”

Economic downturns, including as a result of the conditions described above under “Global market and economic conditions,” or regional downturns affecting our sub-markets or downturns in the technology-related real estate industry that impair our ability to lease or renew or re-lease space, or otherwise reduce returns on our investments or the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. On September 6, 2011, Solyndra LLC, which subleased space from our direct tenant in one of our buildings, adjacent to Solyndra’s newly constructed facility, filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. The sublease expired on September 29, 2011 and Solyndra became our direct tenant under a new lease commencing on September 30, 2011 at an initial monthly cash base rent of approximately $345,500. Solyndra has filed a motion to reject its lease under Bankruptcy Code Section 365, which motion is pending before the Bankruptcy Court. The amount or timing of any recovery on account of potential claims is uncertain at this time.

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 0.8 million square feet of available space in our portfolio, which excludes approximately 2.4 million square feet available for redevelopment as of December 31, 2011, leases representing approximately 3.2% and 6.0% of the net rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2012 and December 31, 2013, respectively.

During the year ended December 31, 2011, we signed new leases totaling approximately 1,205,000 square feet of space and renewal leases totaling approximately 1,553,000 square feet of space. The following table summarizes our leasing activity in the year ended December 31, 2011:

	Number of Leases(1)	Net Rentable Square Feet(2)	Expiring Rental Rate per Square Foot(3)	New Rental Rate per Square Foot(3)	Rental Rate % Change	Tenant Improvements/ Lease Commissions per Square Foot(4)	Weighted Average Lease Term (months)
Leasing Activity(5)(6)(7)
Renewals Signed
Turn-Key Datacenter	30	344,649	$160.35	$170.69	6.45%	$2.87	162.2
Powered Base Building	19	960,639	$17.10	$20.97	22.66%	$3.39	90.6
Non-technical	33	247,434	$29.00	$25.30	(12.76%)	$7.43	93.5
New Leases Signed
Turn-Key Datacenter	58	480,504		$183.00		$24.94	108.8
Powered Base Building	6	272,186		$39.28		$8.93	144.9
Build to Suit	11	273,251		$93.53		$5.47	158.0
Non-technical	64	179,483		$23.49		$11.25	65.9
Leasing Activity Summary(5)(6)
Turn-Key Datacenter	88	825,153		$177.86
Powered Base Building	25	1,232,825		$25.02
Build to Suit	11	273,251		$93.53
Non-technical	97	426,917		$24.54

(1)	The number of leases represents the leased-unit count; a lease could include multiple units.
(2)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(3)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.
(4)	Tenant Improvements/Lease Commissions for Powered Base Building leases excludes one tenant improvement allowance that has not yet been finalized. The final tenant improvement allowance amount will depend on actual costs incurred. When the tenant improvement allowance is finalized, fixed rent will be amended and will be incremental to the New Rental Rate per Square Foot reported above.
(5)	Excludes 146 colocation leases signed for 94,880 rentable square feet at an average rate of $170.81 per square foot. Re-leases are not included.
(6)	Excludes four datacenter master leases signed for 34,193 rentable square feet, which were partially occupied by other customers, at an average rate of $84.27 per square foot.
(7)	Commencement dates for the leases signed range from 2011 to 2016.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key markets for datacenter space and expect the rental rates we are likely to achieve on any new (re-leased) or renewed datacenter space leases for 2012 expirations will generally be higher than the rates currently being paid for the same space. For the twelve months ended December 31, 2011, rents on renewed space increased by an average of 6.5% on a GAAP basis on our Turn-Key Datacenter space compared to the expiring rents and by an average of 22.7% on a GAAP basis on our Powered Base Building space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole due to a number of factors, including local real estate conditions, local supply and demand for datacenter space, the condition of the property and whether the property, or space within the property, has been redeveloped.

Market concentration. We depend on the market for technology-based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of December 31, 2011, our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of December 31, 2011 total annualized rent(1)
Silicon Valley	13.3%
Northern Virginia	10.4%
San Francisco	9.8%
Dallas	9.2%
New York Metro	9.2%
Chicago	9.1%
Phoenix	8.4%
Boston	5.7%
Los Angeles	4.7%
London, England	4.2%
Dublin, Ireland	2.5%
Paris, France	2.3%
Other	11.2%

100.0%

(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2011 multiplied by 12. The aggregate amount of abatements for the year ended December 31, 2011 was approximately $9.2 million.

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

Climate change legislation. In June 2009, the U.S. House of Representatives approved comprehensive clean energy and climate change legislation intended to cut greenhouse gas, or GHG, emissions, create new clean energy jobs and enhance the energy independence of the United States, which included a cap-and-trade program for GHG emissions. The U.S. Senate did not subsequently pass similar legislation and following Congressional elections in November 2010 (in which control of the House of Representatives passed from the Democratic Party to the Republican Party), the likelihood that Congress will pass any climate change and/or energy legislation that would include a cap-and-trade program, or any similar type program, for GHG emissions in 2012 has diminished. As a result, action to reduce GHG emissions likely will be focused on regulatory agencies, primarily the U.S. Environmental Protection Agency, or EPA, and state actions. The EPA has been moving aggressively to regulate GHG emissions from automobiles and large stationary sources, including electricity producers, using its own authority under the Clean Air Act. The EPA made an endangerment finding in 2009 that allows it to create regulations imposing emission reporting, permitting, control technology installation, and monitoring requirements applicable to certain emitters of GHGs, including facilities that provide electricity to our data centers, although the materiality of the impacts will not be known until all regulations are finalized. The EPA has already finalized its GHG “reporting rule,” which requires that certain emitters, including electricity generators, monitor and report GHG emissions. The EPA has also finalized its “tailoring rule,” which imposes certain permitting and control technology requirements upon newly-constructed or modified facilities which emit GHGs over a certain threshold under the Clean Air Act New Source Review Prevention of Significant Deterioration, or NSR PSD, and Title V permitting programs. As a result, NSR PSD or Title V permits issued after January 2, 2011, for new or modified electricity generating and other facilities may need to address GHG emissions, including by requiring the installation of Best Available Control Technology. Some of those regulations have been finalized and currently are in litigation. States have also taken actions to regulate GHG emissions. For example, California enacted AB 32, the Global Warming Solutions Act of 2006, which established the first statewide program in the United States to limit GHG emissions and impose penalties for non-compliance. The California Air Resources Board, or CARB, has taken, and plans to take, various actions to implement AB 32, including the approval in December 2008 of an AB 32 Scoping Plan summarizing a number of GHG-reduction strategies for California. CARB approved in December 2010 and revised in October 2011 a GHG cap-and-trade program, which is scheduled to require certain generators and importers of electricity, as well as other entities, to obtain compliance instruments beginning in 2013. As another example of state action, the Western Climate Initiative, which currently includes seven states and four Canadian provinces, has developed GHG reduction strategies, among them a GHG cap-and-trade program. In addition, since 2005 the European Union (including the United Kingdom) has been operating under a cap-and-trade program, which directly affects the largest emitters of greenhouse gases, including electricity producers from whom we purchase power. Any additional taxation or regulation of energy use, including as a result of (i) new legislation that Congress may pass, (ii) the regulations that the U.S. EPA has proposed or finalized, (iii) regulations under legislation that states have passed or may pass, or (iv) any further reductions in the EU greenhouse gas cap could significantly increase our costs, and we may not be able to effectively pass all of these costs on to our tenants.

Interest rates. As of December 31, 2011, we had approximately $247.0 million of variable rate debt, all of which was mortgage debt subject to interest rate cap or swap agreements, and $275.1 million of variable rate debt was outstanding on the global revolving credit facility. The availability of debt and equity capital may decrease as a result of the circumstances described above under “Global market and economic conditions.” The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.

Demand for datacenter space. Our portfolio of properties consists primarily of technology-related real estate and datacenter real estate in particular. A decrease in the demand for, or increase in supply of, datacenter space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. Our redevelopment activities make us particularly susceptible to general economic slowdowns, including recessions and the other circumstances described above under “Global market and economic conditions,” as well as adverse developments in the corporate datacenter, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for datacenter space. Reduced demand could also result from business relocations, including to markets that we do not currently serve. Changes in industry practice or in technology, such as virtualization technology, more efficient computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical datacenter space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. In addition, demand for datacenter space in our properties, or the rates at which we lease space, may be adversely impacted either across our portfolio or in specific markets as a result of an increase in the number of competitors, or the amount of space being offered in our markets and other markets by our competitors.

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

Capitalization of costs begins when activities, including development of plans, process of obtaining permits from governmental authorities and physical construction, that are necessary to get the asset ready for its intended use are in progress and costs have been incurred. Capitalization of costs ceases when the development/redevelopment project is substantially complete and ready for its intended use. Determining when a development/redevelopment project commences, and when it is substantially complete and ready for its intended use involves a degree of judgment. We generally consider a development/redevelopment project to be substantially complete and ready for its intended use upon recommissioning, which is when the redeveloped/developed project has been tested at full load, or receipt of a certificate of occupancy. We cease cost capitalization if activities necessary for the development / redevelopment of the property have been suspended. Capitalized costs are allocated to the specific components of a project that are benefited.

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

Asset impairment evaluation. We review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in the market price of the property, a significant adverse change in the extent or manner in which the property is being used in its physical condition or expected to be used based on the underwriting at the time of acquisition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of the property, or a history of operating or cash flow losses of the property. When such impairment indictors exist, we review an estimate of the future undiscounted net cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition and compare that estimate to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our future undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether the carrying value of a property is recoverable, our strategy of holding properties over the long-term directly decreases the likelihood of their carrying values not being recoverable and therefore requiring the recording of an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that the asset fails the recoverability test, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the years ended December 31, 2011, 2010 and 2009. A summary of our operating results from continuing operations for the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands).

	Year Ended December 31,
	2011	2010	2009
Statement of Operations Data:
Total operating revenues	$1,062,710	$865,401	$637,142
Total operating expenses	(758,400)	(623,095)	(459,353)

Operating income	304,310	242,306	177,789
Other expenses, net	(142,184)	(136,894)	(86,555)

Net income	$162,126	$105,412	$91,234

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of this growth, our period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (same store properties are properties that were owned and operated for the entire current period and the entire immediate preceding year). The following table identifies each of the properties in our portfolio acquired from January 1, 2009 through December 31, 2011.

Acquired Buildings	Acquisition Date	Redevelopment Space as of December 31, 2011(1)	Net Rentable Square Feet Excluding Redevelopment Space(2)	Square Feet Including Redevelopment Space	Occupancy Rate as of December 31, 2011(3)
As of December 31, 2008 (75 properties)		869,735	12,284,637	13,154,372	95.1%
Year Ended December 31, 2009
1525 Comstock Street	Sep-09	—	42,385	42,385	100.0
444 Toyama Drive	Sep-09	—	42,083	42,083	100.0
904 Quality Way(4)	Sep-09	46,750	—	46,750	—
905 Security Row(4)	Sep-09	249,657	—	249,657	—
1232 Alma Road(4)	Sep-09	—	105,726	105,726	99.5
900 Quality Way(4)	Sep-09	112,253	—	112,253	—
1400 N. Bowser Road(4)	Sep-09	246,940	—	246,940	—
1301 International Parkway(4)	Sep-09	20,500	—	20,500	—
908 Quality Way(4)	Sep-09	—	14,400	14,400	100.0
1350 Duane Avenue/3080 Raymond Street	Oct-09	—	185,000	185,000	100.0
45901 & 45845 Nokes Boulevard	Dec-09	—	167,160	167,160	100.0
21561 & 21571 Beaumeade Circle	Dec-09	—	164,453	164,453	100.0

Subtotal		676,100	721,207	1,397,307	99.9%
Year Ended December 31, 2010
128 First Avenue	Jan-10	—	274,750	274,750	99.4
55 Middlesex	Jan-10	—	106,000	106,000	90.6
60 & 80 Merritt	Jan-10	—	169,540	169,540	100.0
43915 Devin Shafron Drive(5)	Jan-10	3,247	129,033	132,280	100.0
1725 Comstock Street	Apr-10	—	39,643	39,643	100.0
3105 and 3115 Alfred Street	May-10	—	49,858	49,858	58.1
Cateringweg 5	Jun-10	—	55,972	55,972	100.0
365 Main Street	Jul-10	4,550	222,431	226,981	80.5
720 2nd Street	Jul-10	—	121,220	121,220	86.1
2260 East El Segundo Boulevard	Jul-10	—	132,240	132,240	100.0
2121 South Price Road	Jul-10	210,235	309,244	519,479	92.9
4030-4050 Lafayette	Jul-10	30,333	115,070	145,403	75.8
800 Central Expressway	Aug-10	150,000	—	150,000	—
2950 Zanker Road	Aug-10	—	69,700	69,700	100.0
900 Dorothy Drive	Aug-10	—	56,176	56,176	100.0
29A International Business Park	Nov-10	245,493	125,007	370,500	55.2

Subtotal		643,858	1,975,884	2,619,742	89.9
Year Ended December 31, 2011
43830 Devin Shafron Drive(5)	Mar-11	63,491	49,759	113,250	42.2
43790 Devin Shafron Drive(5)	Jun-11	—	152,138	152,138	100.0
Fountain Court	Jul-11	131,771	—	131,771	—
11085 Sun Center Drive	Sep-11	—	69,048	69,048	100.0
21551 Beaumeade Circle(6)	Dec-11	—	152,504	152,504	100.0
1506 Moran Road	Dec-11	—	13,626	13,626	100.0
760 Doug Davis Drive	Dec-11	—	334,306	334,306	100.0
360 Spear Street	Dec-11	—	154,950	154,950	100.0

Subtotal		195,262	926,331	1,121,593	96.9%

Total		2,384,955	15,908,059	18,293,014	94.8%

(1)

Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space.
(2)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease based on engineering drawings. Net rentable square feet includes tenants’ proportional share of common areas but excludes space held for redevelopment.
(3)	Occupancy rates exclude redevelopment space. For some of our properties, we calculate occupancy based on factors in addition to contractually leased square feet, including available power, required support space and common area.
(4)	The seven buildings at Datacenter Park—Dallas are considered one property for our property count.
(5)	Includes three developed buildings (43915 Devin Shafron Drive, 43830 Devin Shafron Drive and 43790 Devin Shafron Drive) placed into service in 2010 and 2011 that are being included with a property (Devin Shafron buildings) that was acquired in 2007.
(6)	Includes a developed building (21551 Beaumeade Circle) placed into service in 2011 that is being included with a property (21561 & 21571 Beaumeade Circle) that was acquired in 2009.

In May 2008, we acquired 701 & 717 Leonard Street, a parking garage in Dallas, Texas; however, we exclude the acquisition from our property count because it is located adjacent to our internet gateway datacenter located at 2323 Bryan Street and is not considered a separate property.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010 and Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

Portfolio

As of December 31, 2011, our portfolio consisted of 101 properties, excluding three properties held as investments in unconsolidated joint ventures, with an aggregate of 18.3 million rentable square feet including 2.4 million square feet held for redevelopment compared to a portfolio consisting of 96 properties, excluding two properties held as an investments in unconsolidated joint ventures, with an aggregate of 16.8 million rentable square feet including 2.2 million square feet held for redevelopment as of December 31, 2010 and a portfolio consisting of 81 properties, excluding one property held as an investment in an unconsolidated joint venture, with an aggregate of 14.4 million rentable square feet including 1.8 million square feet held for redevelopment as of December 31, 2009. The increase in our portfolio reflects the acquisition of 6 properties in 2009, 15 properties in 2010 and 5 properties in 2011.

Revenues

Total operating revenues for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	Years Ended December 31,			Change		Percentage Change
	2011	2010	2009	2011 v 2010	2010 vs 2009	2011 v 2010	2010 vs 2009
Rental	$820,711	$682,026	$507,545	$138,685	$174,481	20.3%	34.4%
Tenant reimbursements	211,811	178,081	125,136	33,730	52,945	18.9%	42.3%
Construction management fee	29,286	4,923	3,399	24,363	1,524	494.9%	44.8%
Other	902	371	1,062	531	(691)	143.1%	(65.1%)

Total operating revenues	$1,062,710	$865,401	$637,142	$197,309	$228,259	22.8%	35.8%

As shown by the same store and new properties table below, the increases in rental revenues and tenant reimbursement revenues in the year ended December 31, 2011 compared to 2010 were due to new leasing at our same store properties, including completed and leased development and redevelopment space, and acquisitions of properties. These factors also caused the increases in rental revenues and tenant reimbursements in the year ended December 31, 2010 compared to 2009. Other revenues changes in the years presented were primarily due to the timing of varying tenant termination revenues. We acquired 5, 15 and 6 properties during the years ended December 31, 2011, 2010 and 2009, respectively.

The following tables show total operating revenues for same store properties and new properties (in thousands).

	Same Store Year Ended December 31,			New Properties Year Ended December 31,
	2011	2010	Change	2011	2010	Change
Rental	$638,350	$584,673	$53,677	$182,361	$97,351	$85,010
Tenant reimbursements	153,805	145,993	7,812	58,006	32,088	25,918
Construction management fee	—	—	—	29,286	4,923	24,363
Other	897	371	526	5	—	5

Total operating revenues	$793,052	$731,037	$62,015	$269,658	$134,362	$135,296

Same store rental revenues increased for the year ended December 31, 2011 compared to the same period in 2010 primarily as a result of new leases at our properties during 2011 due to strong demand for datacenter space, including leases of completed development and redevelopment space, the largest of which was for space in Devin Shafron Drive (6 buildings), 365 South Randolphville Road and St. Anne’s Boulevard (3 buildings). Rental revenue included amounts earned from leases with The tel(x) Group, Inc., or tel(x), which was sold to an unrelated third party in 2011, of approximately $42.5 million and $26.8 million for the year ended December 31, 2011 and 2010, respectively. Same store tenant reimbursement revenues increased for the year ended December 31, 2011 as compared to the same period in 2010 primarily as a result of new leasing and higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at Devin Shafron Drive (6 buildings), Paul van Vlissingenstraat, Unit 9, Blanchardstown Corporate Park and 4849 Alpha Road.

New properties revenue increases were caused by properties acquired during the period from January 1, 2010 to December 31, 2011. For the year ended December 31, 2011, construction management fees from our Digital Design Services, formerly known as POD Architecture Services, together with rental revenues from 2121 South Price Road, 365 Main Street, 720 2nd Street and 2260 East El Segundo contributed $96.9 million, or approximately 72%, of the total new properties increase in revenues compared to the same period in 2010.

	Same Store Year Ended December 31,			New Properties Year Ended December 31,
	2010	2009	Change	2010	2009	Change
Rental	$550,406	$504,813	$45,593	$131,620	$2,732	$128,888
Tenant reimbursements	142,050	124,748	17,302	36,031	388	35,643
Construction management fee	—	—	—	4,923	3,399	1,524
Other	371	1,062	(691)	—	—	—

Total operating revenues	$692,827	$630,623	$62,204	$172,574	$6,519	$166,055

Same store rental revenues increased for the year ended December 31, 2010 compared to the same period in 2009 primarily as a result of new leases at our properties during 2010 due to strong demand for datacenter space, including leases of completed redevelopment space, the largest of which was for space in 350 East Cermak Road, 365 South Randolphville Road, St. Anne’s Boulevard (3 buildings) and 2440 Marsh Lane. Rental revenue included amounts earned from leases with tel(x) of approximately $26.8 million and $20.6 million for the year ended December 31, 2010 and 2009, respectively. Same store tenant reimbursement revenues increased for the year ended December 31, 2010 as compared to the same period in 2009 primarily as a result of new leasing and higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 3 Corporate Place, 350 East Cermak Road, 600 West Seventh Street and 1500 Space Park Drive.

New properties revenue increases were caused by properties acquired during the period from January 1, 2009 to December 31, 2010. For the year ended December 31, 2010, 128 First Avenue, 2121 South Price Road, 365 Main Street, 60 & 80 Merritt Boulevard, 55 Middlesex Turnpike and 720 2nd Street contributed $115.0 million, or approximately 69%, of the total new properties increase in revenues compared to the same period in 2009.

Expenses

Operating expenses and interest expense during the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	Years Ended December 31,			Change		Percentage Change
	2011	2010	2009	2011 v 2010	2010 vs 2009	2011 v 2010	2010 vs 2009
Rental property operating and maintenance	$307,922	$250,225	$174,038	$57,697	$76,187	23.1%	43.8%
Property taxes	49,946	44,432	36,004	5,514	8,428	12.4%	23.4%
Insurance	8,024	8,133	6,111	(109)	2,022	(1.3%)	33.1%
Construction management	22,715	1,542	2,200	21,173	(658)	1373.1%	(29.9%)
Depreciation and amortization	310,425	263,903	198,052	46,522	65,851	17.6%	33.2%
General and administrative	53,624	47,196	39,988	6,428	7,208	13.6%	18.0%
Transactions	5,654	7,438	2,177	(1,784)	5,261	(24.0%)	241.7%
Other	90	226	783	(136)	(557)	(60.2%)	(71.1%)

Total operating expenses	$758,400	$623,095	$459,353	$135,305	$163,742	21.7%	35.6%

Interest expense	$149,350	$137,384	$88,442	$11,966	$48,942	8.7%	55.3%

As shown in the same store and new properties table below, total expenses for the year ended December 31, 2011 increased compared to the same period in 2010 primarily as a result of higher utility rates in several of our properties along with redevelopment projects being placed into service leading to higher utility expense in 2011. The following table shows expenses for new properties (properties that were acquired after December 31, 2009) and same store properties (all other properties) (in thousands).

	Same Store Year Ended December 31,			New Properties Year Ended December 31,
	2011	2010	Change	2011	2010	Change
Rental property operating and maintenance	$217,932	$200,493	$17,439	$89,990	$49,732	$40,258
Property taxes	38,999	39,416	(417)	10,947	5,016	5,931
Insurance	6,213	6,762	(549)	1,811	1,371	440
Construction management	—	—	—	22,715	1,542	21,173
Depreciation and amortization	245,009	227,418	17,591	65,416	36,485	28,931
General and administrative (1)	53,624	47,196	6,428	—	—	—
Transactions	—	—	—	5,654	7,438	(1,784)
Other	88	226	(138)	2	—	2

Total operating expenses	$561,865	$521,511	$40,354	$196,535	$101,584	$94,951

Interest expense	$148,166	$137,102	$11,064	$1,184	$282	$902

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.

Same store rental property operating and maintenance expenses increased in the year ended December 31, 2011 compared to the same period in 2010 primarily as a result of higher consumption and utility rates in several of our properties along with redevelopment projects being placed into service leading to higher utility expense in 2011. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and executed leasing activities of $24.7 million and $18.0 million for the years ended December 31, 2011 and 2010, respectively.

Same store depreciation and amortization expense increased in the year ended December 31, 2011 compared to the same period in 2010, principally because of depreciation of redevelopment projects that were placed into service in late 2010 and during 2011.

General and administrative expenses for the year ended December 31, 2011 increased compared to the same period in 2010 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher professional fees and marketing expenses.

Same store interest expense increased for the year ended December 31, 2011 as compared to the same period in 2010 primarily as a result of higher average outstanding debt balances during 2011 compared to 2010 primarily due to the issuance of our 5.875% Notes due 2020, the issuance of our 4.50% Notes due 2015, the issuance of our 5.250% Notes due 2021, and draws on our Prudential shelf facility. During the year ended December 31, 2011 and 2010, we capitalized interest of approximately $17.9 million and $10.2 million, respectively.

New properties increases were caused by properties acquired during the period from January 1, 2010 to December 31, 2011. For the year ended December 31, 2011, construction management costs related to our Digital Design Services product, formerly known as POD Architecture Services, together with expenses related to 2121 South Price Road, 365 Main Street, 720 2nd Street and 2260 East E1 Segundo contributed $70.4 million, or approximately 74%, of the total new properties increase in total operating expenses compared to the same period in 2010.

Transactions expense decreased in the year ended December 31, 2011 compared to the same period in 2010, principally because of expenses related to the acquisitions of the New England Portfolio and 365 Main Portfolio in 2010.

	Same Store Year Ended December 31,			New Properties Year Ended December 31,
	2010	2009	Change	2010	2009	Change
Rental property operating and maintenance	$195,628	$173,769	$21,859	$54,597	$269	$54,328
Property taxes	36,638	35,633	1,005	7,794	371	7,423
Insurance	6,222	6,000	222	1,911	111	1,800
Construction management	—	—	—	1,542	2,200	(658)
Depreciation and amortization	216,011	197,191	18,820	47,892	861	47,031
General and administrative(1)	47,196	39,988	7,208	—	—	—
Transactions	—	—	—	7,438	2,177	5,261
Other	226	783	(557)	—	—	—

Total operating expenses	$501,921	$453,364	$48,557	$121,174	$5,989	$115,185

Interest expense	$133,618	$87,607	$46,011	$3,766	$835	$2,931

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.

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

We believe our operating partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its global revolving credit facility are adequate for it to make its distribution payments to our parent company and, in turn, for our parent company to make its dividend payments to its stockholders. However, we cannot assure you that our operating partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to our parent company. The unavailability of capital could adversely affect our operating partnership’s ability to pay its distributions to our parent company, which would in turn, adversely affect our parent company’s ability to pay cash dividends to its stockholders.

In June 2011, our parent company completed its previous At-the-Market equity distribution program, under which it sold approximately 6.8 million shares of its common stock for gross proceeds of $400.0 million, resulting in net proceeds of approximately $394.0 million after deducting commissions and before offering expenses. Our parent company used the proceeds from the sale of shares pursuant to the program to temporarily repay borrowings under our operating partnership’s corporate revolving credit facility, to acquire additional properties, to fund development and redevelopment opportunities and for general corporate purposes, including potentially the repayment or repurchase of outstanding debt. For the year ended December 31, 2011, our parent company generated net proceeds of approximately $176.9 million from the issuance of approximately 3.0 million common shares under this program at an average price of $60.51 per share after payment of approximately $2.7 million of commissions to the sales agents. The proceeds from the issuances were contributed to our operating partnership in exchange for the issuance of approximately 3.0 million common units to our parent company. For the year ended December 31, 2010, our parent company generated net proceeds of approximately $217.1 million from the issuance of approximately 3.8 million common shares under the program at an average price of $57.66 per share after payment of approximately $3.3 million of commissions to the sales agents. The proceeds from the issuances were contributed to our operating partnership in exchange for the issuance of approximately 3.8 million common units to our parent company.

On June 29, 2011, our parent company commenced a new At-the-Market equity distribution program under which it can issue and sell up to $400.0 million of its common stock through, at its discretion, any of Merrill Lynch, Pierce Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC as its sales agents. For the year ended December 31, 2011, our parent company generated net proceeds of approximately $280.0 million from the issuance of approximately 4.8 million common shares under the program at an average price of $59.17 per share after payment of approximately $2.8 million of commissions to the sales agents. The proceeds from the issuances were contributed to our operating partnership in exchange for the issuance of approximately 4.8 million common units to our parent company. Our parent company intends to use the net proceeds from the program to temporarily repay borrowings under our operating partnership’s global revolving credit facility, to acquire additional properties, to fund development and redevelopment opportunities and for general working capital purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or preferred equity securities. The sales of common stock under the equity distribution program will be made in “at the market” offerings as defined in Rule 415 of the Securities Act.

On September 15, 2011, our parent company issued 11.5 million shares of 7.000% series E cumulative redeemable preferred stock for total net proceeds, after underwriting discounts and estimated offering expenses, of $277.3 million, including the proceeds from the exercise in full of the underwriters’ over-allotment option. Our parent company intends to use the net proceeds from the offering to temporarily repay borrowings under our operating partnership’s global revolving credit facility, to acquire additional properties, to fund development and redevelopment opportunities and for general working capital purposes including potentially for the repurchase, redemption or retirement of outstanding debt or preferred equity securities.

During the year ended December 31, 2011, our operating partnership exchanged approximately $88.8 million aggregate principal amount of its 4.125% Exchangeable Senior Debentures, or the 2026 Debentures, for a combination of cash (approximately $100.5 million) and 1,087,820 restricted shares of our parent company’s common stock at the request of holders pursuant to the terms of the indenture governing the 2026 Debentures. During the year ended December 31, 2010, we entered into agreements with institutional holders of approximately $83.5 million principal amount of the 2026 Debentures to exchange such debentures held by such holders for a combination of cash (approximately $1.5 million including accrued interest) and 2,631,372 privately issued shares of our parent company’s common stock. In addition, during the year ended December 31, 2010, we exchanged $250,000 aggregate principal amount of the 2026 Debentures for approximately $0.4 million in cash and 682 restricted shares of our parent company’s common stock pursuant to the terms of the indenture governing the 2026 Debentures. We funded these exchanges with available cash and/or borrowings under our operating partnership’s corporate revolving credit facility.

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

While historically our parent company has satisfied this distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of cash or other property. As a result of this distribution requirement, our operating partnership cannot rely on retained earnings to fund its on-going operations to the same extent that other companies whose parent companies are not REITs can. Our parent company may need to continue to raise capital in the equity markets to fund our operating partnership’s working capital needs, as well as potential developments at new or existing properties, acquisitions or investments in existing or newly created joint ventures. In addition, our parent company may be required to use borrowings under our operating partnership’s global revolving credit facility, if necessary, to meet REIT distribution requirements and maintain our parent company’s REIT status.

Our parent company has declared the following dividends on its common and preferred stock for the years ended December 31, 2011, 2010 and 2009 (in thousands):

Date dividend declared	Dividend payable date	Series A Preferred Stock(1)		Series B Preferred Stock(2)		Series C Preferred Stock(3)	Series D Preferred Stock(4)	Series E Preferred Stock(5)		Common Stock
February 24, 2009	March 31, 2009	$2,199		$1,246		$1,914	$4,742	$—		$25,077	(6)
April 28, 2009	June 30, 2009	2,199		1,246		1,914	4,742	—		25,126	(6)
July 28, 2009	September 30, 2009	2,199		1,246		1,914	4,742	—		27,502	(7)
October 27, 2009	December 31, 2009 for Series A, B, C and D Preferred Stock; January 15, 2010 for Common Stock	2,199		1,246		1,914	4,742	—		34,561	(8)

Total—2009		$8,796		$4,984		$7,656	$18,968	$—		$112,266

February 23, 2010	March 31, 2010	2,199		1,246		1,914	4,742	—		37,512	(9)
April 27, 2010	June 30, 2010	2,199		1,246		1,914	4,742	—		41,783	(9)
July 19, 2010	September 30, 2010	—	(10)	1,246		1,914	4,739	—		47,024	(11)
November 2, 2010	December 31, 2010 for Series C and D Preferred Stock; January 14, 2011 for Common Stock	—		—	(12)	1,914	4,739	—		48,297	(11)

Total—2010		$4,398		$3,738		$7,656	$18,962	$—		$174,616

February 10, 2011	March 31, 2011	—		—		1,832	4,690	—		62,459	(13)
April 25, 2011	June 30, 2011	—		—		1,441	3,272	—		67,031	(13)
July 25, 2011	September 30, 2011	—		—		1,402	3,034	—		69,830	(13)
October 24, 2011	December 30, 2011 for Series C, D and E Preferred Stock; January 13, 2012 for Common Stock	—		—		1,402	2,398	5,926	(14)	72,092	(13)

Total—2011		$—		$—		$6,077	$13,394	$5,926		$271,412

(1)	$2.125 annual rate of dividend per share.
(2)	$1.969 annual rate of dividend per share.
(3)	$1.094 annual rate of dividend per share.
(4)	$1.375 annual rate of dividend per share.
(5)	$1.750 annual rate of dividend per share.
(6)	$1.320 annual rate of dividend per share.
(7)	$1.440 annual rate of dividend per share.
(8)	$1.800 annual rate of dividend per share.
(9)	$1.920 annual rate of dividend per share.
(10)	Redeemed on August 24, 2010 for a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date of approximately $1.3 million. In connection with the redemption, the previously incurred offering costs of approximately $4.2 million were written-off and deducted in the computation of net income available to common stockholders.
(11)	$2.120 annual rate of dividend per share.
(12)	Redeemed on December 10, 2010 for a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date of approximately $1.0 million. In connection with the redemption, the previously incurred offering costs of approximately $2.7 million were written-off and deducted in the computation of net income available to common stockholders.
(13)	$2.720 annual rate of dividend per share.
(14)	Represents a pro rata dividend from and including the original issue date to and including December 31, 2011.

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

All distributions paid on our parent company’s common and preferred stock in 2011, 2010 and 2009 were classified as ordinary income for income tax purposes.

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

As of December 31, 2011, we had $40.6 million of cash and cash equivalents, excluding $55.2 million of restricted cash. Restricted cash primarily consists of interest-bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements, as well as capital expenditures.

Our short-term liquidity requirements primarily consist of operating expenses, redevelopment costs and other expenditures associated with our properties, distributions to our parent company in order for it to make dividend payments on its preferred stock, distributions to our parent company in order for it to make dividend payments to its stockholders required to maintain its REIT status, distributions to the unitholders in our operating partnership, capital expenditures, debt service on our loans and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, restricted cash accounts established for certain future payments and by drawing upon our global revolving credit facility.

On November 3, 2011, our operating partnership replaced its corporate and Asia Pacific revolving credit facilities with the global revolving credit facility, increasing its total capacity to $1.5 billion from $850 million. The renewed facility matures in November 2015, with a one-year extension option. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit rating of our long-term debt and is currently 125 basis points. An annual facility fee on the unused portion of the facility, based on the credit rating of our long-term debt and currently 25 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, Pound Sterling, Swiss Franc and Japanese yen denominations. As of December 31, 2011, borrowings under the global revolving credit facility bore interest at a blended rate of 1.54% (U.S), 1.99% (GBP), 1.56% (Singapore Dollars), and 5.89% (Australian Dollars) which are based on 1-month LIBOR, 1-month GBP LIBOR, 1-month / 2-month SIBOR and 1-month / 2-month BBR, respectively, plus a margin of 1.25%. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development and redevelopment opportunities and to provide for working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or preferred equity securities. We capitalized approximately $10.2 million of financing costs related to the global revolving credit facility. As of December 31, 2011, approximately $275.1 million was drawn under this facility and $22.2 million of letters of credit were issued, leaving approximately $1.2 billion available for use.

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

In June 2011, our parent company completed its previous At-the-Market equity distribution program discussed under “Liquidity and Capital Resources of the Parent Company” above. For the year ended December 31, 2011, our parent company generated net proceeds of approximately $176.9 million from the issuance of approximately 3.0 million common shares under the program at an average price of $60.51 per share after payment of approximately $2.7 million of commissions to the sales agents. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 3.0 million common units to our parent company. For the year ended December 31, 2010, our parent company generated net proceeds of approximately $217.1 million from the issuance of approximately 3.8 million common shares under this program at an average price of $57.66 per share after payment of approximately $3.3 million of commissions to the sales agents. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 3.8 million common units to our parent company.

On June 29, 2011, our parent company commenced its new At-the-Market equity distribution program discussed under “Liquidity and Capital Resources of the Parent Company” above. For the year ended December 31, 2011, our parent company generated net proceeds of approximately $280.0 million from the issuance of approximately 4.8 million common shares under the program at an average price of $59.17 per share after payment of approximately $2.8 million of commissions to the sales agents. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 4.8 million common units to our parent company.

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

On August 19, 2011, we completed the acquisition of 72/98 Radnor Drive, a 30,250 square meter development site in Melbourne, Australia for a purchase price of approximately A$4.1 million (or $4.3 million based on the rate of exchange on August 19, 2011). We funded the acquisition with borrowings under our corporate revolving credit facility.

On September 23, 2011, we completed the acquisition of 11085 Sun Center Drive, a 69,000 square foot data center facility located in Rancho Cordova, a suburb of Sacramento, California for a purchase price of approximately $30.0 million. We funded the acquisition with borrowings under our corporate revolving credit facility.

On October 13, 2011, we acquired a 50% interest in 2020 Fifth Avenue, a redevelopment property located in Seattle, with a committed initial capital contribution of approximately $22.9 million, of which approximately $4.1 million was funded as of October 13, 2011 with borrowings under our corporate revolving credit facility. The site is located adjacent to 2001 Sixth Avenue where we are partners in an existing joint venture.

On October 21, 2011, we completed the acquisition of a development site in Dublin, Ireland. The purchase price was €4.5 million (or $6.3 million based on the rate of exchange on October 21, 2011) and was funded with borrowings under our corporate revolving credit facility.

On November 3, 2011, concurrent with the entry into the global revolving credit facility, our operating partnership and Digital Realty Trust, Inc. and the other subsidiary guarantors set forth therein entered into an amended and restated Prudential shelf facility with Prudential to conform the restrictive and financial covenants of the original Prudential shelf facility that apply to the outstanding Series B, C, D, E and F Notes under the facility to those in the global revolving credit facility and, subject to the completion of specified conditions, to authorize the potential issuance and sale of up to $50.0 million of additional senior unsecured fixed-rate term notes.

On December 15, 2011, we completed the acquisition of 760 Doug Davis Drive, a datacenter in Atlanta, Georgia for approximately $63.0 million. The acquisition was financed with borrowings under our global revolving credit facility.

On December 22, 2011, we completed the acquisition of a property in Northern Virginia for approximately $2.8 million. The property consists of a 100% occupied datacenter along with developable land adjacent to the datacenter. The acquisition was financed with borrowings under our global revolving credit facility. The property was subsequently contributed to a joint venture in February 2012.

On December 28, 2011, we completed the acquisition of 360 Spear Street, a datacenter in San Francisco, California for approximately $85.0 million. The purchase price includes the assumption of a $47.6 million mortgage loan. The acquisition was financed with borrowings under our global revolving credit facility.

During the year ended December 31, 2011, our operating partnership exchanged approximately $88.8 million aggregate principal amount of the 2026 Debentures for a combination of cash (approximately $100.5 million) and 1,087,820 restricted shares of our parent company’s common stock at the request of holders pursuant to the terms of the indenture governing the 2026 Debentures. During the year ended December 31, 2010, we entered into agreements with institutional holders of approximately $83.5 million principal amount of the 2026 Debentures to exchange such debentures held by such holders for a combination of cash (approximately $1.5 million including accrued interest) and 2,631,372 privately issued shares of our parent company’s common stock. In addition, during the year ended December 31, 2010, we exchanged $250,000 aggregate principal amount of the 2026 Debentures for approximately $0.4 million in cash and 682 restricted shares of our parent company’s common stock pursuant to the terms of the indenture governing the 2026 Debentures. We funded these exchanges with available cash and/or borrowings under our operating partnership’s corporate revolving credit facility.

Construction

As of December 31, 2011 and December 31, 2010, work in progress, including the proportionate land and property costs related to current construction projects, amounted to $345.0 million, or $448.4 million including construction accruals and certain capitalized costs, and $205.9 million, or $278.8 million including construction accruals and certain capitalized costs, respectively. Separately, our redevelopment program included the proportionate land and building costs related to other targeted projects in the amount of $122.0 million and $197.3 million as of December 31, 2011 and December 31, 2010, respectively. Work in progress related to non-redevelopment projects, primarily tenant and building improvements, amounted to $10.2 million and $2.0 million as of December 31, 2011 and December 31, 2010, respectively.

Future Uses of Cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of December 31, 2011, we had approximately 2.4 million square feet of redevelopment space and we also owned approximately 282,000 net rentable square feet of datacenter space with extensive installed tenant improvements that we may subdivide for Turn-Key Datacenter® use during the next two years rather than lease to large single tenants. Turn-Key Datacenter® space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Datacenter® space, we expect to incur significant tenant improvement costs to build out and redevelop these types of spaces. At December 31, 2011, we had approximately 1,192,000 square feet of space under construction for Turn-Key Datacenter®, Powered Base Building® and Build-to-Suit product, all of which are expected to be income producing when complete, in 12 U.S. domestic markets, one European market, one Australian market and Singapore, consisting of approximately 404,000 square feet of development projects and 788,000 square feet of redevelopment projects. At December 31, 2011, we had commitments under construction contracts for approximately $184.7 million. We currently expect to incur approximately $700.0 million to $900.0 million of capital expenditures for our development and redevelopment programs during the year ended December 31, 2012, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Historical Capital Expenditures (Cash Basis)

	Year Ended
(In thousands)	December 31, 2011	December 31, 2010
Development projects	$97,129	$93,349
Redevelopment projects	411,817	213,316
Other capital expenditures	93,405	68,999

Total capital expenditures (excluding indirect costs)	$602,351	$375,664

For the year ended December 31, 2011, total capital expenditures increased $226.7 million to $602.4 million from the year ended December 31, 2010. Our development capital expenditures for the year ended December 31, 2011 were approximately $97.1 million, which reflects an increase of approximately 4% from the same period in 2010. This increase was primarily due to increased spending for Powered Base Building® product and build to suit projects. Our development capital expenditures are generally funded by our available cash and equity and debt capital. We also spent approximately $411.8 million in the year ended December 31, 2011 on redevelopment projects, which reflects an increase of approximately 93% compared to the same period in 2010. This increase was primarily due to a general increase in the level of construction activity in the U.S., Europe and Singapore. Our redevelopment capital expenditures are generally funded by our available cash and equity and debt capital. Other capital expenditures include capitalized replacement and other projects relating to the existing operating portfolio and increased in the year ended December 31, 2011 compared to the same period in 2010 primarily due to a general increase in the level of activity related to these projects.

Indirect costs, including capitalized interest, capitalized in the years ended December 31, 2011 and December 31, 2010 were $42.6 million and $28.2 million, respectively. Capitalized interest comprised approximately $17.9 million and $10.2 million, respectively, of the total indirect costs capitalized for the years ended December 31, 2011 and December 31, 2010. The increase in capitalized interest in the year ended December 31, 2011 compared to the same period in 2010 was primarily due to an increase in the amount of capital expenditures in the year ended December 31, 2011 as compared to the year ended December 31, 2010. Excluding capitalized interest, the increase in indirect costs in the year ended December 31, 2011 compared to the same period in 2010 was primarily due to capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities. See “—Future Uses of Cash” for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2012.

We are also subject to the commitments discussed below under “Commitments and Contingencies,” “Off-Balance Sheet Arrangements” and “Distributions.”

Consistent with our growth strategy, we actively pursue opportunities for potential acquisitions, with due diligence and negotiations often at different stages at different times. The dollar value of acquisitions for the year ending December 31, 2012 will be based on numerous factors, including tenant demand, leasing results, availability of debt or equity capital and acquisition opportunities.

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

We expect to meet our short- and long-term liquidity requirements, including to pay for scheduled debt maturities and to fund property acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our parent company. We also may fund future short- and long-term liquidity requirements, including property acquisitions and non- recurring capital improvements using our global revolving credit facility pending permanent financing. If we are not able to obtain additional financing on terms attractive to us, or at all, including as a result of the circumstances described above under “Factors Which May Influence Future Results of Operations—Global market and economic conditions”, we may be required to reduce our acquisition or capital expenditure plans, which could have a material adverse effect upon our business and results of operations.

Properties Acquired During 2011

During the year ended December 31, 2011, we acquired or made investments in the following properties:

Acquisitions

Location	Metropolitan Area	Date Acquired	Amount (in millions)
Loudoun Parkway North(1)	Northern Virginia	April 15, 2011	$17.3
Erskine Park(1)	Sydney, Australia	July 21, 2011	10.9
Fountain Court, Chessington	London, England	July 26, 2011	21.1
72/98 Radnor Drive(1)	Melbourne, Australia	August 19, 2011	4.3
3825 NW Aloclek(1)	Portland, Oregon	August 26, 2011	1.6
11085 Sun Center Drive	Sacramento, California	September 23, 2011	30.0
Profile Park(1)	Dublin, Ireland	October 21, 2011	6.3
760 Doug Davis Drive	Atlanta, Georgia	December 15, 2011	63.0
1506 Moran Road	Northern Virginia	December 22, 2011	2.8
360 Spear Street(2)	San Francisco, California	December 28, 2011	85.0

Total Acquisitions—Year Ended December 31, 2011			$242.3

Investments

Location	Metropolitan Area	Date of Investment	Amount (in millions)
2020 Fifth Avenue(3)	Seattle, Washington	October 13, 2011	$4.1

(1)	Represents vacant land which is not included in our operating property count.
(2)	Includes the assumption of a $47.6 million mortgage loan.
(3)	In October 2011, we made an initial cash contribution of approximately $4.1 million to acquire an effective 50% interest in a joint venture formed to own and develop a building located at 2020 Fifth Avenue. The other member contributed the land and building at the date of investment. We have concluded that we do not have controlling financial interest in this entity and as such have accounted for our interest in the joint venture under the equity method of accounting and it is presented as an investment in unconsolidated joint venture in the accompanying consolidated balance sheet.

Distributions

All distributions on our units are at the discretion of our parent company’s board of directors. In 2011, 2010 and 2009, our operating partnership declared the following distributions (in thousands):

Date distribution declared	Distribution payable date	Series A Preferred Unit(1)		Series B Preferred Unit(2)		Series C Preferred Unit(3)	Series D Preferred Unit(4)	Series E Preferred Unit(5)		Common Units
February 24, 2009	March 31, 2009	$2,199		$1,246		$1,914	$4,742	$—		$27,053	(6)
April 28, 2009	June 30, 2009	2,199		1,246		1,914	4,742	—		27,064	(6)
July 28, 2009	September 30, 2009	2,199		1,246		1,914	4,742	—		29,575	(7)
October 27, 2009	December 31, 2009 for Series A, B, C and D Preferred Units; January 15, 2010 for Common Units	2,199		1,246		1,914	4,742	—		37,004	(8)

Total—2009		$8,796		$4,984		$7,656	$18,968	$—		$120,696

February 23, 2010	March 31, 2010	2,199		1,246		1,914	4,742	—		40,143	(9)
April 27, 2010	June 30, 2010	2,199		1,246		1,914	4,742	—		44,442	(9)
July 19, 2010	September 30, 2010	—	(10)	1,246		1,914	4,739	—		49,960	(11)
November 2, 2010	December 31, 2010 for Series C and D Preferred Units; January 14, 2011 for Common Units	—		—	(12)	1,914	4,739	—		51,210	(11)

Total—2010		$4,398		$3,738		$7,656	$18,962	$—		$185,755
February 10, 2011	March 31, 2011	—		—		1,832	4,690	—		66,252	(13)
April 25, 2011	June 30, 2011	—		—		1,441	3,272	—		70,576	(13)
July 25, 2011	September 30, 2011	—		—		1,402	3,034	—		73,247	(13)
October 24, 2011	December 30, 2011 for Series C, D and E Preferred Units; January 13, 2012 for Common Units	—		—		1,402	2,398	5,926	(14)	75,456	(13)

Total—2011		$—		$—		$6,077	$13,394	$5,926		$285,531

(1)	$2.125 annual rate of distribution per unit.
(2)	$1.969 annual rate of distribution per unit.
(3)	$1.094 annual rate of distribution per unit.
(4)	$1.375 annual rate of distribution per unit.
(5)	$1.750 annual rate of distribution per unit.
(6)	$1.320 annual rate of distribution per unit.
(7)	$1.440 annual rate of distribution per unit.
(8)	$1.800 annual rate of distribution per unit.
(9)	$1.920 annual rate of distribution per unit.
(10)	Redeemed on August 24, 2010 for a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date of approximately $1.3 million. In connection with the redemption, the previously incurred offering costs of approximately $4.2 million were written-off and deducted in the computation of net income available to common unitholders.
(11)	$2.120 annual rate of distribution per unit.
(12)	Redeemed on December 10, 2010 for a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date of approximately $1.0 million. In connection with the redemption, the previously incurred offering costs of approximately $2.7 million were written-off and deducted in the computation of net income available to common unitholders.
(13)	$2.720 annual rate of distribution per unit.
(14)	Represents a pro rata distribution from and including the original issue date to and including December 31, 2011.

Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the leases of the 192,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2012. We made payments of approximately $1.6 million, $4.7 million and $41,000 to the seller during the years ended December 31, 2011, 2010 and 2009, respectively. We have recorded approximately $0.7 million and $2.3 million for this contingent liability on our consolidated balance sheet at December 31, 2011 and December 31, 2010, respectively.

As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined. As of December 31, 2011, construction is not complete and none of the leases executed subsequent to purchase would cause an amount to become probable of payment and therefore no amount is accrued as of December 31, 2011. The maximum amount that could be earned by the seller is $50.0 million Singapore Dollars (S$) (or approximately $38.6 million based on the exchange rate as of December 31, 2011). The earnout contingency expires in November 2020.

As of December 31, 2011, we were a party to interest rate cap and swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 7A, Quantitative and Qualitative Disclosures about Market Risk below.

The following table summarizes our debt, interest, lease and construction contract payments due by period as of December 31, 2011 (dollars in thousands):

Obligation	Total	2012	2013-2014	2015-2016	Thereafter
Long-term debt principal payments(1)	$2,947,061	$156,723	$726,065	$1,003,523	$1,060,750
Interest payable(2)	764,161	150,374	266,705	160,092	186,990
Ground leases(3)	48,597	1,185	2,370	2,471	42,571
Operating leases	54,915	7,847	14,408	8,464	24,196
Construction contracts(4)	184,672	184,672	—	—	—

	$3,999,406	$500,801	$1,009,548	$1,174,550	$1,314,507

(1)	Includes $275.1 million of borrowings under our global revolving credit facility, which is due to mature in November 2015, and excludes $2.1 million of net loan premiums related to assumed mortgage loans, $7.3 million discount on the 2020 Notes, $0.8 million discount on the 2015 Notes and $0.8 million discount on the 2021 Notes. Assumes maturity of the 2029 Debentures at first redemption date in April 2014.
(2)	Interest payable is based on the interest rate in effect on December 31, 2012, including the effect of interest rate swaps. Interest payable excluding the effect of interest rate swaps is as follows (in thousands):

2012	$147,994
2013-2014	264,229
2015-2016	160,092
Thereafter	186,990

$759,305

(3)	This is comprised of ground lease payments on 2010 East Centennial Circle, Chemin de l’Epinglier 2, Clonshaugh Industrial Estate I and II, Paul van Vlissingenstraat 16, Gyroscoopweg 2E-2F, Manchester Technopark and 29A International Business Park. After February 2036, rent for the remaining term of the 2010 East Centennial Circle ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information. After December 2036, rent for the remaining term of the Naritaweg 52 ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information. The Chemin de l’Epinglier 2 ground lease which expires in July 2074 contains potential inflation increases which are not reflected in the table above. The Paul van Vlissingenstraat 16, Chemin de l’Epinglier 2, Gyroscoopweg 2E-2F and Clonshaugh Industrial Estate I and II amounts are translated at the December 31, 2011 exchange rate of $1.30 to €1.00. The Manchester Technopark is translated at the December 31, 2011 exchange rate of $1.55 to £1.00. The 29A International Business Park is translated at the December 31, 2011 exchange rate of $0.77 to S$1.00.
(4)	From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At December 31, 2011, we had open commitments related to construction contracts of $184.7 million.

Outstanding Consolidated Indebtedness

The table below summarizes our debt maturities and principal payments as of December 31, 2011 (in thousands):

	Global Revolving Credit Facility(1)	Unsecured Senior Notes	Senior Notes	Exchangeable Senior Debentures		Mortgage Loans(2)	Other Secured Loan	Total Debt
2012	$—	$—	$—	$—		$156,723	$—	$156,723
2013	—	33,000	—	—		201,135	10,500	244,635
2014	—	—	—	266,400	(3)	215,030	—	481,430
2015	275,106	67,000	375,000	—		75,226	—	792,332
2016	—	25,000	—	—		186,191	—	211,191
Thereafter	—	50,000	900,000	—		110,750	—	1,060,750

Subtotal	$275,106	$175,000	$1,275,000	$266,400		$945,055	$10,500	$2,947,061
Unamortized discount	—	—	(8,928)	—		—	—	(8,928)
Unamortized premium	—	—	—	—		2,077	—	2,077

Total	$275,106	$175,000	$1,266,072	$266,400		$947,132	$10,500	$2,940,210

(1)	Subject to a one-year extension option exercisable by us. The bank group is obligated to grant the extension option provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility.
(2)	Our mortgage loans are generally non-recourse to us, subject to carveouts for specified prohibited actions by us or specified undisclosed environmental liabilities. As of December 31, 2011, we had provided limited recourse guarantees with respect to approximately $55.0 million principal amount of the outstanding mortgage indebtedness, and partial letter of credit support with respect to approximately an additional $36.2 million of the outstanding mortgage indebtedness.
(3)	Assumes maturity of the 2029 Debentures at first redemption date in April 2014.

The table below summarizes our debt, as of December 31, 2011 (in millions):

Debt Summary:
Fixed rate	$2,418.1
Variable rate debt subject to interest rate swaps and caps	247.0

Total fixed rate debt (including interest rate swaps and caps)	2,665.1
Variable rate—unhedged	275.1

Total	$2,940.2

Percent of Total Debt:
Fixed rate (including swapped debt)	90.6%
Variable rate	9.4%

Total	100.0%

Effective Interest Rate as of December 31, 2011(1) :
Fixed rate (including hedged variable rate debt)	5.55%
Variable rate	1.67%
Effective interest rate	5.19%

(1)	Excludes impact of deferred financing cost amortization.

As of December 31, 2011, we had approximately $2.9 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total enterprise value was approximately 27% (based on the closing price of Digital Realty Trust, Inc.’s common stock on December 31, 2011 of $66.67). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units and Class C Units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various LIBOR, GBP LIBOR, SIBOR and BBR rates ranging from one to two months, depending on the respective agreement governing the debt. Assuming maturity of the 2029 Debentures at its first redemption date in April 2014, as of December 31, 2011, our debt had a weighted average term to initial maturity of approximately 4.8 years (approximately 4.9 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of December 31, 2011, we were party to interest rate swap and cap agreements related to $247.0 million of outstanding principal on our variable rate debt. See Item 7A, Quantitative and Qualitative Disclosures about Market Risk below.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010 and Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

The following table shows cash flows and ending cash and cash equivalent balances for the years ended December 31, 2011, 2010 and 2009, respectively (in thousands).

	Year Ended December 31,			Change
	2011	2010	2009	2011 v 2010	2010 v 2009
Net cash provided by operating activities	$400,956	$359,029	$283,809	$41,927	$75,220
Net cash used in investing activities	(830,802)	(1,737,700)	(519,909)	906,898	(1,217,791)
Net cash provided by financing activities	458,758	1,318,070	235,086	(859,312)	1,082,984

Net increase (decrease) in cash and cash equivalents	$28,912	$(60,601)	$(1,014)	$89,513	$(59,587)

The increases in net cash provided by operating activities from 2010 to 2011 and from 2009 to 2010 was due to increased revenues from new leasing at our same store properties, completed and leased redevelopment space and our acquisition of new operating properties which was partially offset by increased operating and interest expenses. We acquired 5, 15 and 6 properties during the years ended December 31, 2011, 2010 and 2009, respectively.

Net cash used in investing activities decreased in 2011 as compared to 2010, as we had a decrease in cash paid for acquisitions for the year ended December 31, 2011 ($195.3 million) as compared to the same period in 2010 ($1.3 billion) partially offset by an increase in cash paid for capital expenditures for the year ended December 31, 2011 ($638.3 million) as compared to the same period in 2010 ($389.7 million).

Net cash used in investing activities increased in 2010 as compared to 2009, as we had an increase in cash paid for acquisitions for the year ended December 31, 2010 ($1.3 billion) as compared to the same period in 2009 ($138.0 million).

Net cash flows from financing activities for the company consisted of the following amounts (in thousands).

	Year Ended December 31,			Change
	2011	2010	2009	2011 v 2010	2010 v 2009
Proceeds from borrowings, net of repayments	$(234,024)	$220,621	$46,657	$(454,645)	$173,964
Net proceeds from issuance of common and preferred stock, including exercise of stock options	738,128	599,295	89,184	138,833	510,111
Redemption of preferred stock	—	(166,750)	—	166,750	(166,750)
Net proceeds from 2015 Notes	—	370,943	—	(370,943)	370,943
Net proceeds from 2020 Notes	—	486,601	—	(486,601)	486,601
Net proceeds from 2021 Notes	395,777	—	—	395,777	—
Net proceeds from 2029 Debentures	—	—	258,949	—	(258,949)
Principal payments on 2026 Debentures	(88,758)	(250)	—	(88,508)	(250)
Purchase of noncontrolling interests in consolidated joint venture	(53,240)	—	(26,326)	(53,240)	26,326
Dividend and distribution payments	(286,683)	(208,553)	(150,188)	(78,130)	(58,365)
Other	(12,442)	16,163	16,810	(28,605)	(647)

Net cash provided by financing activities	$458,758	$1,318,070	$235,086	$(859,312)	$1,082,984

The decrease in net cash provided by financing activities was primarily due to the issuance of our 2021 Notes (net proceeds of $395.8 million), common stock (net proceeds of $455.6 million) and Series E preferred stock (net proceeds of $277.7 million) during the year ended December 31, 2011 as compared to the issuance of our 2015 Notes (net proceeds of $370.9 million), 2020 Notes (net proceeds of $486.6 million) and common stock (net proceeds of $593.7 million) during the year ended December 31, 2010. The increase in dividend and distribution payments for the year ended December 31, 2011 as compared to the same period in 2010 was a result of an increase in shares outstanding and dividend amount per share in 2011 as compared to 2010 and dividends on our series E preferred stock, issued in September 2011. The increase in dividend and distribution payments for the year ended December 31, 2010 as compared to the same period in 2009 was a result of an increase in shares outstanding in 2010 as compared to 2009.

Net cash flows from financing activities for the operating partnership consisted of the following amounts (in thousands).

	Year Ended December 31,			Change
	2011	2010	2009	2011 v 2010	2010 v 2009
Proceeds from borrowings, net of repayments	$(234,024)	$220,621	$46,657	$(454,645)	$173,964
General partner contributions, net	738,128	599,295	89,184	138,833	510,111
Redemption of preferred units	—	(166,750)	—	166,750	(166,750)
Net proceeds from 2015 Notes	—	370,943	—	(370,943)	370,943
Net proceeds from 2020 Notes	—	486,601	—	(486,601)	486,601
Net proceeds from 2021 Notes	395,777	—	—	395,777	—
Net proceeds from 2029 Debentures	—	—	258,949	—	(258,949)
Principal payments on 2026 Debentures	(88,758)	(250)	—	(88,508)	(250)
Purchase of noncontrolling interests in consolidated joint venture	(53,240)	—	(26,326)	(53,240)	26,326
Distribution payments	(286,683)	(208,553)	(150,188)	(78,130)	(58,365)
Other	(12,442)	16,163	16,810	(28,605)	(647)

Net cash provided by financing activities	$458,758	$1,318,070	$235,086	$(859,312)	$1,082,984

The decrease in net cash provided by financing activities was primarily due to the issuance of the 2021 Notes (net proceeds of $395.8 million), common units (net proceeds of $455.6 million) and series E preferred units (net proceeds of $277.7 million) during the year ended December 31, 2011 as compared to the issuance of the 2015 Notes (net proceeds of $370.9 million), the 2020 Notes (net proceeds of $486.6 million) and common units (net proceeds of $593.7 million) during the year ended December 31, 2010. The increase in distribution payments for the year ended December 31, 2011 as compared to the same period in 2010 was a result of an increase in units outstanding and distribution amount per unit in 2011 as compared to 2010 and distributions on our series E preferred units, issued in September 2011. The increase in distribution payments for the year ended December 31, 2010 as compared to the same period in 2009 was a result of an increase in units outstanding in 2010 as compared to 2009.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in our operating partnership that are not owned by us, which, as of December 31, 2011, amounted to 4.4% of our operating partnership common units. In conjunction with our formation, GI Partners received common units, in exchange for contributing ownership interests in properties to our operating partnership. Also, our operating partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

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

Funds from Operations

We calculate Funds from Operations, or FFO, in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) available to common stockholders and unitholders (computed in accordance with U.S. GAAP), excluding gains (or losses) from sales of property, impairment charges, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. Other REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to such other REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance.

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Net income available to common stockholders	$130,868	$58,339	$47,258
Adjustments:
Noncontrolling interests in operating partnership	6,185	3,406	3,432
Real estate related depreciation and amortization(1)	308,547	262,485	196,971
Real estate related depreciation and amortization related to investment in unconsolidated joint ventures	3,688	3,243	4,382

FFO available to common stockholders and unitholders(2)	$449,288	$327,473	$252,043

Basic FFO per share and unit	$4.36	$3.67	$3.08
Diluted FFO per share and unit(2)	$4.06	$3.39	$2.93
Weighted average common stock and units outstanding
Basic	103,053	89,261	81,715
Diluted(2)	119,404	109,159	98,963

(1) Depreciation and amortization per income statement	310,425	263,903	198,052
Non-real estate depreciation	(1,878)	(1,418)	(1,081)

	$308,547	$262,485	$196,971

(2)	At December 31, 2011, we had 5,126 series C convertible preferred shares and 6,977 series D convertible preferred shares outstanding that were convertible into 3,017 common shares and 6,242 common shares on a weighted average basis for the year ended December 31, 2011, respectively. For the year ended December 31, 2011, we have excluded the effect of dilutive series E preferred stock, that may be converted upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series E preferred stock, which we consider highly improbable; if included, the dilutive effect for the year ended December 31, 2011 would be 1,311 shares. In addition, we had a balance of $266,400 of 5.50% exchangeable senior debentures due 2029 that were exchangeable for 6,328 common shares on a weighted average basis for the year ended December 31, 2011. See below for calculations of diluted FFO available to common stockholders and unitholders and weighted average common stock and units outstanding.

	Year Ended December 31,
	2011	2010	2009
FFO available to common stockholders and unitholders	$449,288	$327,473	$252,043
Add: Series C convertible preferred dividends	6,077	7,656	7,656
Add: Series D convertible preferred dividends	13,394	18,962	18,968
Add: 5.50% exchangeable senior debentures due 2029 interest expense	16,200	16,200	11,248

FFO available to common stockholders and unitholders—diluted	$484,959	$370,291	$289,915

Weighted average common stock and units outstanding	103,053	89,261	81,715
Add: Effect of dilutive securities (excluding series C and D convertible preferred stock and 5.50% exchangeable senior debentures due 2029)	764	1,738	1,071
Add: Effect of dilutive series C convertible preferred stock	3,017	3,671	3,617
Add: Effect of dilutive series D convertible preferred stock	6,242	8,271	8,215
Add: Effect of dilutive 5.50% exchangeable senior debentures due 2029	6,328	6,218	4,345

Weighted average common stock and units outstanding—diluted	119,404	109,159	98,963

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap and cap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of December 31, 2011, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$2,418.1	$2,710.8
Variable rate debt subject to interest rate swaps and caps	247.0	248.1

Total fixed rate debt (including interest rate swaps and caps)	2,665.1	2,958.9
Variable rate debt	275.1	275.1

Total outstanding debt	$2,940.2	$3,234.0

Interest rate swaps included in this table and their fair values as of December 31, 2011 and 2010 were as follows (in thousands):

Notional Amount							Fair Value at Significant Other Observable Inputs (Level 2)
As of December 31, 2011	As of December 31, 2010		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of December 31, 2011	As of December 31, 2010
$ —	$19,515	(1)	Swap	4.944	Jul. 10, 2006	Apr. 10, 2011	$—	$(231)
66,563(1)	66,858	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013	(2,363)	(2,471)
13,319(2)	13,978	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013	(583)	(828)
9,636(2)	10,113	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013	(435)	(621)
8,480(2)	8,900	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013	(432)	(557)
39,483(2)	41,430	(2)	Swap	3.776	Dec. 5, 2006	Jan. 18, 2012	(41)	(1,129)
33,946(2)	35,620	(2)	Swap	4.000	Dec. 20, 2006	Jan. 18, 2012	(38)	(1,054)
38,883(2)	40,152	(2)	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014	(1,592)	(1,139)
16,163	16,976		Cap	4.000	June 24, 2009	June 25, 2012	—	3
20,500	20,500		Cap	4.000	Aug. 4, 2010	June 15, 2013	—	30

$ 246,973	$274,042						$(5,484)	$(7,997)

(1)	Translation to U.S. dollars is based on exchange rate of $1.55 to £1.00 as of December 31, 2011 and $1.56 to £1.00 as of December 31, 2010.
(2)	Translation to U.S. dollars is based on exchange rate of $1.30 to €1.00 as of December 31, 2011 and $1.34 to €1.00 as of December 31, 2010.

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps and caps following an assumed 10% increase in interest rates	11	$0.3
Decrease in fair value of interest rate swaps and caps following an assumed 10% decrease in interest rates	(11)	(0.3)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped or capped interest following a 10% increase in interest rates	11	0.3
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped or capped interest following a 10% decrease in interest rates	(11)	(0.3)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(11)	11.9
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	11	(11.2)

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

Foreign Currency Exchange Risk

For the years ended December 31, 2011 and 2010, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, and Canada, as well as Singapore and Australia in the year ended December 31, 2011, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British Pound, Euro, Swiss Franc, Australian Dollar and the Singapore Dollar, except for our Canadian property for which the functional currency is the U.S. dollar. Our primary currency exposures are to the Euro and the British Pound. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the years ended December 31, 2011, 2010 and 2009, operating revenues from properties outside the United States contributed $116.7 million, $93.7 million and $82.2 million, respectively, which represented 11.0%, 10.8% and 12.9% of our operating revenues, respectively. Net investment in properties outside the United States was $963.3 million and $760.5 million as of December 31, 2011 and 2010, respectively.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, management concluded that as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 89.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, we assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, management concluded that as of December 31, 2011, the Operating Partnership’s internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Digital Realty Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, Inc. (the Company) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated income statements, statements of equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III, properties and accumulated depreciation. These consolidated financial statements and financial statement schedule III are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Digital Realty Trust, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, properties and accumulated depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Digital Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

San Francisco, California

February 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Digital Realty Trust, Inc.:

We have audited Digital Realty Trust, Inc.’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Digital Realty Trust, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Digital Realty Trust, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated income statements, statements of equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011 and the financial statement schedule III, and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule III.

/s/    KPMG LLP

San Francisco, California

February 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors of the General Partner and Partners

Digital Realty Trust, L.P.:

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, L.P. (the Operating Partnership) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated income statements, statements of capital and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III, properties and accumulated depreciation. These consolidated financial statements and financial statement schedule III are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Realty Trust, L.P. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, properties and accumulated depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/    KPMG LLP

San Francisco, California

February 27, 2012

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2011	December 31, 2010
ASSETS
Investments in real estate:
Properties:
Land	$555,113	$478,629
Acquired ground leases	6,214	6,374
Buildings and improvements	5,253,754	4,459,047
Tenant improvements	303,502	283,492

Total investments in properties	6,118,583	5,227,542
Accumulated depreciation and amortization	(900,044)	(660,700)

Net investments in properties	5,218,539	4,566,842
Investment in unconsolidated joint ventures	23,976	17,635

Net investments in real estate	5,242,515	4,584,477
Cash and cash equivalents	40,631	11,719
Accounts and other receivables, net of allowance for doubtful accounts of $2,436 and $3,250 as of December 31, 2011 and December 31, 2010, respectively	90,580	70,337
Deferred rent	246,815	190,067
Acquired above market leases, net of accumulated amortization of $58,099 and $47,083 as of December 31, 2011 and December 31, 2010, respectively	29,701	40,539
Acquired in place lease value and deferred leasing costs, net of accumulated amortization of $348,817 and $285,438 as of December 31, 2011 and December 31, 2010, respectively	335,381	334,366
Deferred financing costs, net of accumulated amortization of $34,739 and $28,936 as of December 31, 2011 and December 31, 2010, respectively	29,849	22,825
Restricted cash	55,165	60,062
Other assets	27,929	15,091

Total assets	$6,098,566	$5,329,483

LIABILITIES AND EQUITY
Revolving credit facilities	$275,106	$333,534
Unsecured senior notes, net of discount	1,441,072	1,066,030
Exchangeable senior debentures	266,400	353,702
Mortgage loans, net of premiums	947,132	1,043,188
Other secured loan	10,500	10,500
Accounts payable and other accrued liabilities	315,133	237,631
Accrued dividends and distributions	75,455	51,210
Acquired below market leases, net of accumulated amortization of $115,456 and $96,740 as of December 31, 2011 and December 31, 2010, respectively	85,819	93,250
Security deposits and prepaid rents	101,538	85,775

Total liabilities	3,518,155	3,274,820

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except share and per share data)

	December 31, 2011	December 31, 2010
Commitments and contingencies

Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value, 30,000,000 shares authorized:
Series C Cumulative Convertible Preferred Stock, 4.375%, $128,159 and $174,999 liquidation preference, respectively ($25.00 per share), 5,126,364 and 6,999,955 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	123,820	169,067
Series D Cumulative Convertible Preferred Stock, 5.500%, $174,426 and $344,683 liquidation preference, respectively ($25.00 per share), 6,977,055 and 13,787,300 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	168,669	333,274
Series E Cumulative Redeemable Preferred Stock, 7.000%, $287,500 and $0 liquidation preference, respectively ($25.00 per share), 11,500,000 and 0 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	277,292	—
Common Stock: $0.01 par value, 165,000,000 shares authorized, 106,039,279 and 91,159,221 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	1,057	909
Additional paid-in capital	2,496,651	1,849,497
Dividends in excess of earnings	(488,692)	(348,148)
Accumulated other comprehensive loss, net	(55,880)	(42,081)

Total stockholders’ equity	2,522,917	1,962,518

Noncontrolling Interests:
Noncontrolling interests in operating partnership	45,057	52,436
Noncontrolling interests in consolidated joint ventures	12,437	39,709

Total noncontrolling interests	57,494	92,145

Total equity	2,580,411	2,054,663

Total liabilities and equity	$6,098,566	$5,329,483

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(in thousands, except share and per share data)

	Year Ended December 31,
	2011	2010	2009
Operating Revenues:
Rental	$820,711	$682,026	$507,545
Tenant reimbursements	211,811	178,081	125,136
Construction management	29,286	4,923	3,399
Other	902	371	1,062

Total operating revenues	1,062,710	865,401	637,142

Operating Expenses:
Rental property operating and maintenance	307,922	250,225	174,038
Property taxes	49,946	44,432	36,004
Insurance	8,024	8,133	6,111
Construction management	22,715	1,542	2,200
Depreciation and amortization	310,425	263,903	198,052
General and administrative	53,624	47,196	39,988
Transactions	5,654	7,438	2,177
Other	90	226	783

Total operating expenses	758,400	623,095	459,353

Operating income	304,310	242,306	177,789
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	4,952	5,254	2,172
Interest and other income	3,260	616	753
Interest expense	(149,350)	(137,384)	(88,442)
Tax expense	42	(1,851)	(1,038)
Loss from early extinguishment of debt	(1,088)	(3,529)	—

Net income	162,126	105,412	91,234
Net income attributable to noncontrolling interests	(5,861)	(3,118)	(3,572)

Net income attributable to Digital Realty Trust, Inc.	156,265	102,294	87,662
Preferred stock dividends	(25,397)	(37,004)	(40,404)
Costs on redemption of preferred stock	—	(6,951)	—

Net income available to common stockholders	$130,868	$58,339	$47,258

Net income per share available to common stockholders:
Basic	$1.33	$0.69	$0.62
Diluted	$1.32	$0.68	$0.61

Weighted average common shares outstanding:
Basic	98,405,375	84,275,498	75,950,370
Diluted	99,169,749	86,013,471	77,020,890

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2008	$662,448	73,306,703	$732	$1,057,107	$(166,863)	$(49,503)	$1,503,921	$66,797	$4,358	$71,155	$1,575,076
Conversion of units to common stock	—	650,511	6	7,626	—	—	7,632	(7,632)	—	(7,632)	—
Issuance of restricted stock, net of forfeitures	—	103,700	—	—	—	—	—	—	—	—	—
Net proceeds from sale of common stock	—	2,500,000	25	82,834	—	—	82,859	—	—	—	82,859
Exercise of stock options	—	249,167	3	6,322	—	—	6,325	—	—	—	6,325
Conversion of preferred stock	(110)	2,702	—	110	—	—	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	9,829	—	—	9,829	—	—	—	9,829
Dividends declared on preferred stock	—	—	—	—	(40,404)	—	(40,404)	—	—	—	(40,404)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(112,266)	—	(112,266)	(8,430)	—	(8,430)	(120,696)
Reclassification of vested share based awards	—	—	—	(2,464)	—	—	(2,464)	2,464	—	2,464	—
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	—	33,787	33,787	33,787
Adjustments due to purchase of joint venture interests	—	—	—	(5,655)	—	—	(5,655)	—	(20,671)	(20,671)	(26,326)
Net income	—	—	—	—	87,662	—	87,662	3,432	140	3,572	91,234
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	22,816	22,816	1,660	—	1,660	24,476
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	(5,047)	(5,047)	(372)	—	(372)	(5,419)
Other comprehensive income—reclassification of other comprehensive income to interest expense	—	—	—	—	—	3,787	3,787	273	—	273	4,060

Comprehensive income							109,218			5,133	114,351

Balance as of December 31, 2009	$662,338	76,812,783	$766	$1,155,709	$(231,871)	$(27,947)	$1,558,995	$58,192	$17,614	$75,806	$1,634,801

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (continued)

(in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Conversion of units to common stock	—	770,988	7	8,227	—	—	8,234	(8,234)	—	(8,234)	—
Issuance of restricted stock, net of forfeitures	—	67,253	—	—	—	—	—	—	—	—	—
Net proceeds from sale of common stock	—	10,723,108	108	593,602	—	—	593,710	—	—	—	593,710
Exercise of stock options	—	148,099	1	5,584	—	—	5,585	—	—	—	5,585
Issuance of common stock in exchange for debentures	—	2,632,054	27	83,936	—	—	83,963	—	—	—	83,963
Conversion of preferred stock	(198)	4,936	—	198	—	—	—	—	—	—	—
Redemption of preferred stock	(159,799)	—	—	—	(6,951)	—	(166,750)	—	—	—	(166,750)
Amortization of unearned compensation regarding share based awards	—	—	—	13,548	—	—	13,548	—	—	—	13,548
Dividends declared on preferred stock	—	—	—	—	(37,004)	—	(37,004)	—	—	—	(37,004)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(174,616)	—	(174,616)	(11,139)	—	(11,139)	(185,755)
Reclassification of vested share based awards	—	—	—	(11,307)	—	—	(11,307)	11,307	—	11,307	—
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	—	22,383	22,383	22,383
Net income (loss)	—	—	—	—	102,294	—	102,294	3,406	(288)	3,118	105,412
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	(13,674)	(13,674)	(1,040)	—	(1,040)	(14,714)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	(6,732)	(6,732)	(428)	—	(428)	(7,160)
Other comprehensive income—reclassification of other comprehensive income to interest expense	—	—	—	—	—	6,272	6,272	372	—	372	6,644

Comprehensive income							88,160			2,022	90,182

Balance as of December 31, 2010	$502,341	91,159,221	$909	$1,849,497	$(348,148)	$(42,081)	$1,962,518	$52,436	$39,709	$92,145	$2,054,663

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (continued)

(in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Conversion of units to common stock	—	658,723	8	7,500	—	—	7,508	(7,508)	—	(7,508)	—
Issuance of restricted stock, net of forfeitures	—	79,119	—	—	—	—	—	—	—	—	—
Net proceeds from sale of common stock	—	7,746,886	77	455,503	—	—	455,580	—	—	—	455,580
Exercise of stock options	—	123,777	1	4,804	—	—	4,805	—	—	—	4,805
Issuance of common stock in exchange for debentures	—	1,087,820	11	(11,461)	—	—	(11,450)	—	—	—	(11,450)
Issuance of series E preferred stock, net of offering costs	277,292	—	—	—	—	—	277,292	—	—	—	277,292
Conversion of preferred stock	(209,852)	5,183,733	51	209,801	—	—	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	16,199	—	—	16,199	—	—	—	16,199
Dividends declared on preferred stock	—	—	—	—	(25,397)	—	(25,397)	—	—	—	(25,397)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(271,412)	—	(271,412)	(14,120)	—	(14,120)	(285,532)
Reclassification of vested share based awards	—	—	—	(8,472)	—	—	(8,472)	8,472	—	8,472	—
Distributions to noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	—	(428)	(428)	(428)
Purchase of noncontrolling interests of a consolidated joint ventures	—	—	—	(26,720)	—	—	(26,720)	—	(26,520)	(26,520)	(53,240)
Net income (loss)	—	—	—	—	156,265	—	156,265	6,185	(324)	5,861	162,126
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	(16,123)	(16,123)	(530)	—	(530)	(16,653)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	(3,050)	(3,050)	(135)	—	(135)	(3,185)
Other comprehensive income—reclassification of other comprehensive income to interest expense	—	—	—	—	—	5,374	5,374	257	—	257	5,631

Comprehensive income							142,466			5,453	147,919

Balance as of December 31, 2011	$569,781	106,039,279	$1,057	$2,496,651	$(488,692)	$(55,880)	$2,522,917	$45,057	$12,437	$57,494	$2,580,411

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$162,126	$105,412	$91,234
Adjustments to reconcile net income to net cash provided by operating activities
Loss on early extinguishment of debt-non cash portion	558	2,164	—
Equity in earnings of unconsolidated joint ventures	(4,952)	(5,254)	(2,172)
Distributions from unconsolidated joint venture	4,750	4,500	4,350
Write-off of net assets due to early lease terminations	81	227	783
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	247,024	206,775	156,828
Amortization of share-based unearned compensation	13,430	11,362	9,829
Allowance for (recovery of) doubtful accounts	(814)	558	582
Amortization of deferred financing costs	9,454	10,460	7,925
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	537	635	—
Amortization of debt discount/premium	2,028	4,047	3,550
Amortization of acquired in place lease value and deferred leasing costs	63,401	57,128	41,224
Amortization of acquired above market leases and acquired below market leases, net	(7,937)	(8,317)	(8,040)
Changes in assets and liabilities:
Restricted cash	(3,959)	(2,877)	7,723
Accounts and other receivables	(21,254)	(24,486)	(16,173)
Deferred rent	(56,309)	(45,467)	(45,342)
Deferred leasing costs	(7,129)	(5,884)	(10,606)
Other assets	(12,154)	(1,892)	(4,936)
Accounts payable and other accrued liabilities	(4,050)	35,433	26,229
Security deposits and prepaid rents	16,125	14,505	20,821

Net cash provided by operating activities	400,956	359,029	283,809

Cash flows from investing activities:
Acquisitions of real estate	(195,313)	(1,318,995)	(137,996)
Investment in unconsolidated joint ventures	(6,139)	(10,577)	—
Deposits paid for acquisitions of real estate	(1,289)	—	—
Receipt of value added tax refund	22,001	5,402	14,095
Refundable value added tax paid	(20,000)	(6,800)	(5,208)
Change in restricted cash	8,777	(17,216)	358
Improvements to and advances for investments in real estate	(638,265)	(389,741)	(392,386)
Improvement advances to tenants	(10,050)	(4,342)	(2,964)
Collection of advances from tenants for improvements	9,476	4,569	4,192

Net cash used in investing activities	(830,802)	(1,737,700)	(519,909)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from financing activities:
Borrowings on revolving credit facilities	$1,028,943	$795,483	$574,563
Repayments on revolving credit facilities	(1,084,105)	(668,232)	(506,732)
Borrowings on unsecured senior notes	—	117,000	25,000
Principal payments on unsecured notes	(25,000)	—	—
Borrowings on 5.875% unsecured senior notes due 2020	—	491,480	—
Borrowings on 4.50% unsecured senior notes due 2015	—	373,864	—
Borrowings on 5.250% unsecured senior notes due 2021	399,100	—	—
Proceeds from mortgage loans	—	—	121,994
Principal payments on mortgage loans	(140,094)	(18,305)	(163,242)
Proceeds from 2029 exchangeable senior debentures	—	—	266,400
Principal repayments on 2026 exchangeable senior debentures	(88,758)	(250)	—
Equity component settled associated with exchange of 2026 exchangeable senior debentures	(11,783)	—	—
Change in restricted cash	(231)	(804)	(421)
Payment of loan fees and costs	(17,091)	(13,125)	(12,377)
Capital (distributions made to) contributions received from noncontrolling interests in joint ventures	(428)	16,967	17,231
Gross proceeds from the sale of common stock	462,447	613,854	83,750
Gross proceeds from the sale of Series E preferred stock	287,500	—	—
Redemption of preferred stock	—	(166,750)	—
Common stock offering costs paid	(6,867)	(20,144)	(891)
Preferred stock offering costs paid	(9,757)	—	—
Proceeds from exercise of stock options	4,805	5,585	6,325
Payment of dividends to preferred stockholders	(25,397)	(37,004)	(40,404)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(261,286)	(171,549)	(109,784)
Purchase of noncontrolling interests in consolidated joint ventures	(53,240)	—	(26,326)

Net cash provided by financing activities	458,758	1,318,070	235,086

Net increase (decrease) in cash and cash equivalents	28,912	(60,601)	(1,014)
Cash and cash equivalents at beginning of period	11,719	72,320	73,334

Cash and cash equivalents at end of period	$40,631	$11,719	$72,320

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$151,903	$113,548	$81,820
Cash paid for taxes	1,598	1,079	785
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(16,653)	$(14,714)	$24,476
Accrual of dividends and distributions	75,455	51,210	37,004
Decrease in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(3,185)	(7,160)	(5,419)
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	7,508	8,234	7,632
Preferred stock converted to shares of common stock	209,852	198	110
Non-cash allocation of investment in consolidated joint ventures to:
Land	—	8,976	17,632
Building	—	18,155	15,924
Restricted cash	—	2,160	—
Mortgage loans	—	(13,375)	(17,000)
Other secured loans	—	(10,500)	—
Noncontrolling interest in consolidated joint ventures	—	(2,616)	(16,556)
Noncontrolling interest contribution to consolidated joint venture	—	2,800	—
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	147,835	89,049	57,292
Accrual of contingent purchase price for investments in real estate	—	2,295	—
Issuance of common stock in exchange of 2026 exchangeable senior debentures, net	221	83,963	—
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	222,689	1,202,407	180,110
Other assets	—	—	2
Acquired above market leases	545	25,339	100
Acquired in place lease value	31,806	139,252	15,712
Mortgage loan assumed, net of discount	(48,725)	—	(51,985)
Acquired below market leases	(11,002)	(43,869)	(5,859)
Security deposits	—	(4,134)	(84)

Cash paid for acquisition of real estate	$195,313	$1,318,995	$137,996

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit data)

	December 31, 2011	December 31, 2010
ASSETS
Investments in real estate:
Properties:
Land	$555,113	$478,629
Acquired ground leases	6,214	6,374
Buildings and improvements	5,253,754	4,459,047
Tenant improvements	303,502	283,492

Total investments in properties	6,118,583	5,227,542
Accumulated depreciation and amortization	(900,044)	(660,700)

Net investments in properties	5,218,539	4,566,842
Investment in unconsolidated joint ventures	23,976	17,635

Net investments in real estate	5,242,515	4,584,477
Cash and cash equivalents	40,631	11,719
Accounts and other receivables, net of allowance for doubtful accounts of $2,436 and $3,250 as of December 31, 2011 and December 31, 2010, respectively	90,580	70,337
Deferred rent	246,815	190,067
Acquired above market leases, net of accumulated amortization of $58,099 and $47,083 as of December 31, 2011 and December 31, 2010, respectively	29,701	40,539
Acquired in place lease value and deferred leasing costs, net of accumulated amortization of $348,817 and $285,438 as of December 31, 2011 and December 31, 2010, respectively	335,381	334,366
Deferred financing costs, net of accumulated amortization of $34,739 and $28,936 as of December 31, 2011 and December 31, 2010, respectively	29,849	22,825
Restricted cash	55,165	60,062
Other assets	27,929	15,091

Total assets	$6,098,566	$5,329,483

LIABILITIES AND CAPITAL
Revolving credit facilities	$275,106	$333,534
Unsecured senior notes, net of discount	1,441,072	1,066,030
Exchangeable senior debentures	266,400	353,702
Mortgage loans, net of premiums	947,132	1,043,188
Other secured loan	10,500	10,500
Accounts payable and other accrued liabilities	315,133	237,631
Accrued dividends and distributions	75,455	51,210
Acquired below market leases, net of accumulated amortization of $115,456 and $96,740 as of December 31, 2011 and December 31, 2010, respectively	85,819	93,250
Security deposits and prepaid rents	101,538	85,775

Total liabilities	3,518,155	3,274,820

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except unit and per unit data)

	December 31, 2011	December 31, 2010
Commitments and contingencies

Capital:
Partners’ capital:
General Partner:
Series C Cumulative Convertible Preferred Units, 4.375%, $128,159 and $174,999 liquidation preference, respectively ($25.00 per unit), 5,126,364 and 6,999,955 units issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	123,820	169,067
Series D Cumulative Convertible Preferred Units, 5.500%, $174,426 and $344,683 liquidation preference, respectively ($25.00 per unit), 6,977,055 and 13,787,300 units issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	168,669	333,274
Series E Cumulative Redeemable Preferred Units, 7.000%, $287,500 and $0 liquidation preference, respectively ($25.00 per unit), 11,500,000 and 0 units issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	277,292	—
Common units, 106,039,279 and 91,159,221 issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	2,009,016	1,502,258
Limited partners, 3,405,814 and 3,937,827 common units, 1,054,473 and 982,618 profits interest units and 475,843 and 543,004 class C units outstanding as of December 31, 2011 and December 31, 2010, respectively	49,240	56,215
Accumulated other comprehensive loss	(60,063)	(45,860)

Total partners’ capital	2,567,974	2,014,954
Noncontrolling interests in consolidated joint ventures	12,437	39,709

Total capital	2,580,411	2,054,663

Total liabilities and capital	$6,098,566	$5,329,483

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(in thousands, except unit and per unit data)

	Year Ended December 31,
	2011	2010	2009
Operating Revenues:
Rental	$820,711	$682,026	$507,545
Tenant reimbursements	211,811	178,081	125,136
Construction management	29,286	4,923	3,399
Other	902	371	1,062

Total operating revenues	1,062,710	865,401	637,142

Operating Expenses:
Rental property operating and maintenance	307,922	250,225	174,038
Property taxes	49,946	44,432	36,004
Insurance	8,024	8,133	6,111
Construction management	22,715	1,542	2,200
Depreciation and amortization	310,425	263,903	198,052
General and administrative	53,624	47,196	39,988
Transactions	5,654	7,438	2,177
Other	90	226	783

Total operating expenses	758,400	623,095	459,353

Operating income	304,310	242,306	177,789
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	4,952	5,254	2,172
Interest and other income	3,260	616	753
Interest expense	(149,350)	(137,384)	(88,442)
Tax expense	42	(1,851)	(1,038)
Loss from early extinguishment of debt	(1,088)	(3,529)	—

Net income	162,126	105,412	91,234
Net loss (income) attributable to noncontrolling interests in consolidated joint ventures	324	288	(140)

Net income attributable to Digital Realty Trust, L.P.	162,450	105,700	91,094
Preferred units distributions	(25,397)	(37,004)	(40,404)
Costs on redemption of preferred units	—	(6,951)	—

Net income available to common unitholders	$137,053	$61,745	$50,690

Net income per unit available to common unitholders:
Basic	$1.33	$0.69	$0.62
Diluted	$1.32	$0.68	$0.61

Weighted average common units outstanding:
Basic	103,053,004	89,261,172	81,715,226
Diluted	103,817,378	90,999,145	82,785,746

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL AND COMPREHENSIVE INCOME

(in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2008	27,470,000	$662,448	73,306,703	$890,976	5,819,130	$71,041	$(53,747)	$4,358	$1,575,076
Conversion of limited partner common units to general partner common units	—	—	650,511	7,632	(650,511)	(7,632)	—	—	—
Issuance of restricted common units, net of forfeitures	—	—	103,700	—	—	—	—	—	—
Net proceeds from issuance of common units	—	—	2,500,000	82,859	—	—	—	—	82,859
Issuance of common units in connection with the exercise of stock options	—	—	249,167	6,325	—	—	—	—	6,325
Issuance of common units, net of forfeitures	—	—	—	—	250,478	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	9,829	—	—	—	—	9,829
Conversion of preferred units	(4,545)	(110)	2,702	110	—	—	—	—	—
Distributions	—	(40,404)	—	(112,266)	—	(8,430)	—	—	(161,100)
Reclassification of vested share based awards	—	—	—	(2,464)	—	2,464	—	—	—
Contributions from noncontrolling interest in consolidated joint ventures	—	—	—	—	—	—	—	33,787	33,787
Adjustments due to purchase of noncontrolling interests in consolidated joint ventures	—	—	—	(5,655)	—	—	—	(20,671)	(26,326)
Net income	—	40,404	—	47,258	—	3,432	—	140	91,234
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	24,476	—	24,476
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(5,419)	—	(5,419)
Other comprehensive income—reclassification of other comprehensive income to interest expense	—	—	—	—	—	—	4,060	—	4,060

Comprehensive income									114,351

Balance as of December 31, 2009	27,465,455	$662,338	76,812,783	$924,604	5,419,097	$60,875	$(30,630)	$17,614	$1,634,801

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL AND COMPREHENSIVE INCOME (continued)

(in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Conversion of limited partner common units to general partner common units	—	—	770,988	8,234	(770,988)	(8,234)	—	—	—
Issuance of restricted common units, net of forfeitures	—	—	67,253	—	—	—	—	—	—
Net proceeds from issuance of common units	—	—	10,723,108	593,710	—	—	—	—	593,710
Issuance of common units in connection with the exercise of stock options	—	—	148,099	5,585	—	—	—	—	5,585
Issuance of common units, net of forfeitures	—	—	—	—	815,340	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	13,548	—	—	—	—	13,548
Issuance of common units in exchange for debentures	—	—	2,632,054	83,963	—	—	—	—	83,963
Conversion of preferred units	(8,200)	(198)	4,936	198	—	—	—	—	—
Redemption of preferred units	(6,670,000)	(159,799)	—	(6,951)	—	—	—	—	(166,750)
Distributions	—	(37,004)	—	(174,616)	—	(11,139)	—	—	(222,759)
Reclassification of vested share based awards	—	—	—	(11,307)	—	11,307	—	—	—
Contributions from noncontrolling interest in consolidated joint ventures	—	—	—	—	—	—	—	22,383	22,383
Net income (loss)	—	37,004	—	65,290	—	3,406	—	(288)	105,412
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(14,714)	—	(14,714)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(7,160)	—	(7,160)
Other comprehensive income—reclassification of other comprehensive income to interest expense	—	—	—	—	—	—	6,644	—	6,644

Comprehensive income									90,182

Balance as of December 31, 2010	20,787,255	$502,341	91,159,221	$1,502,258	5,463,449	$56,215	$(45,860)	$39,709	$2,054,663

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL AND COMPREHENSIVE INCOME (continued)

(in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Conversion of limited partner common units to general partner common units	—	—	658,723	7,508	(658,723)	(7,508)	—	—	—
Issuance of restricted common units, net of forfeitures	—	—	79,119	—	—	—	—	—	—
Net proceeds from issuance of common units	—	—	7,746,886	455,580	—	—	—	—	455,580
Issuance of common units in connection with the exercise of stock options	—	—	123,777	4,805	—	—	—	—	4,805
Issuance of common units, net of forfeitures	—	—	—	—	131,404	—	—	—	—
Issuance of common units in exchange for debentures	—	—	1,087,820	(11,450)	—	—	—	—	(11,450)
Net proceeds from issuance of preferred units	11,500,000	277,292	—	—	—	—	—	—	277,292
Conversion of preferred units	(8,683,836)	(209,852)	5,183,733	209,852	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	16,199	—	—	—	—	16,199
Reclassification of vested share based awards	—	—	—	(8,472)	—	8,472	—	—	—
Distributions	—	(25,397)	—	(271,412)	—	(14,120)	—	—	(310,929)
Purchase of noncontrolling interests of a consolidated joint venture	—	—	—	(26,720)	—	—	—	(26,520)	(53,240)
Distributions to noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	(428)	(428)
Net income (loss)	—	25,397	—	130,868	—	6,185	—	(324)	162,126
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(16,653)	—	(16,653)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(3,185)	—	(3,185)
Other comprehensive income—reclassification of other comprehensive income to interest expense	—	—	—	—	—	—	5,631	—	5,631

Comprehensive income									147,919

Balance as of December 31, 2011	23,603,419	$569,781	106,039,279	$2,009,016	4,936,130	$49,244	$(60,067)	$12,437	$2,580,411

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$162,126	$105,412	$91,234
Adjustments to reconcile net income to net cash provided by operating activities
Loss on early extinguishment of debt-non cash portion	558	2,164	—
Equity in earnings of unconsolidated joint ventures	(4,952)	(5,254)	(2,172)
Distributions from unconsolidated joint venture	4,750	4,500	4,350
Write-off of net assets due to early lease terminations	81	227	783
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	247,024	206,775	156,828
Amortization of share-based unearned compensation	13,430	11,362	9,829
Allowance for (recovery of) doubtful accounts	(814)	558	582
Amortization of deferred financing costs	9,454	10,460	7,925
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	537	635	—
Amortization of debt discount/premium	2,028	4,047	3,550
Amortization of acquired in place lease value and deferred leasing costs	63,401	57,128	41,224
Amortization of acquired above market leases and acquired below market leases, net	(7,937)	(8,317)	(8,040)
Changes in assets and liabilities:
Restricted cash	(3,959)	(2,877)	7,723
Accounts and other receivables	(21,254)	(24,486)	(16,173)
Deferred rent	(56,309)	(45,467)	(45,342)
Deferred leasing costs	(7,129)	(5,884)	(10,606)
Other assets	(12,154)	(1,892)	(4,936)
Accounts payable and other accrued liabilities	(4,050)	35,433	26,229
Security deposits and prepaid rents	16,125	14,505	20,821

Net cash provided by operating activities	400,956	359,029	283,809

Cash flows from investing activities:
Acquisitions of real estate	(195,313)	(1,318,995)	(137,996)
Investment in unconsolidated joint ventures	(6,139)	(10,577)	—
Deposits paid for acquisitions of real estate	(1,289)	—	—
Receipt of value added tax refund	22,001	5,402	14,095
Refundable value added tax paid	(20,000)	(6,800)	(5,208)
Change in restricted cash	8,777	(17,216)	358
Improvements to and advances for investments in real estate	(638,265)	(389,741)	(392,386)
Improvement advances to tenants	(10,050)	(4,342)	(2,964)
Collection of advances from tenants for improvements	9,476	4,569	4,192

Net cash used in investing activities	(830,802)	(1,737,700)	(519,909)

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from financing activities:
Borrowings on revolving credit facilities	$1,028,943	$795,483	$574,563
Repayments on revolving credit facilities	(1,084,105)	(668,232)	(506,732)
Borrowings on unsecured senior notes	—	117,000	25,000
Principal payments on unsecured loans	(25,000)	—	—
Borrowings on 5.875% unsecured senior notes due 2020	—	491,480	—
Borrowings on 4.50% unsecured senior notes due 2015	—	373,864	—
Borrowings on 5.250% unsecured senior notes due 2021	399,100	—	—
Proceeds from mortgage loans	—	—	121,994
Principal payments on mortgage loans	(140,094)	(18,305)	(163,242)
Proceeds from 2029 exchangeable senior debentures	—	—	266,400
Principal repayments on 2026 exchangeable senior debentures	(88,758)	(250)	—
Capital component settled associated with exchange of 2026 exchangeable senior debentures	(11,783)	—	—
Change in restricted cash	(231)	(804)	(421)
Payment of loan fees and costs	(17,091)	(13,125)	(12,377)
Capital (distributions made to) contributions received from noncontrolling interests in joint ventures	(428)	16,967	17,231
General partner contributions	738,128	599,295	89,184
Redemption of preferred units	—	(166,750)	—
Payment of distributions to preferred unitholders	(25,397)	(37,004)	(40,404)
Payment of distributions to common unitholders	(261,286)	(171,549)	(109,784)
Purchase of noncontrolling interests in consolidated joint ventures	(53,240)	—	(26,326)

Net cash provided by financing activities	458,758	1,318,070	235,086

Net increase (decrease) in cash and cash equivalents	28,912	(60,601)	(1,014)
Cash and cash equivalents at beginning of period	11,719	72,320	73,334

Cash and cash equivalents at end of period	$40,631	$11,719	$72,320

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$151,903	$113,548	$81,820
Cash paid for taxes	1,598	1,079	785
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(16,653)	$(14,714)	$24,476
Accrual of distributions	75,455	51,210	37,004
Decrease in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(3,185)	(7,160)	(5,419)
Preferred units converted to common units	209,852	198	110
Non-cash allocation of investment in consolidated joint ventures to:
Land	—	8,976	17,632
Building	—	18,155	15,924
Restricted cash	—	2,160	—
Mortgage loans	—	(13,375)	(17,000)
Other secured loans	—	(10,500)	—
Noncontrolling interest in consolidated joint ventures	—	(2,616)	(16,556)
Noncontrolling interest contribution to consolidated joint venture	—	2,800	—
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	147,835	89,049	57,292
Accrual of contingent purchase price for investments in real estate	—	2,295	—
Issuance of common units associated with exchange of 2026 exchangeable senior debentures, net	221	83,963	—
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	222,689	1,202,407	180,110
Other assets	—	—	2
Acquired above market leases	545	25,339	100
Acquired in place lease value	31,806	139,252	15,712
Mortgage loan assumed, net of discount	(48,725)	—	(51,985)
Acquired below market leases	(11,002)	(43,869)	(5,859)
Security deposits	—	(4,134)	(84)

Cash paid for acquisition of real estate	$195,313	$1,318,995	$137,996

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is engaged in the business of owning, acquiring, developing, redeveloping and managing technology-related real estate. The Company is focused on providing Turn-Key Datacenter® and Powered Base Building® datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from information technology and Internet enterprises, to manufacturing and financial services. As of December 31, 2011, our portfolio consisted of 101 properties, excluding three properties held as investments in unconsolidated joint ventures and land held for development, of which 85 are located throughout North America, 15 are located in Europe and one is located in Asia. We are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S., Amsterdam, Dublin, London and Paris markets in Europe and Singapore, Sydney and Melbourne markets in the Asia Pacific region. The portfolio consists of Internet gateway and corporate datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of December 31, 2011, Digital Realty Trust, Inc. owns a 95.6% common interest and a 100% preferred interest in the Operating Partnership. As sole general partner, Digital Realty Trust, Inc. has control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.

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

December 31, 2011 and 2010

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

(b) Cash Equivalents

For the purpose of the consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of December 31, 2011 and 2010, cash equivalents consist of investments in money market instruments.

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

(d) Investment in Unconsolidated Joint Ventures

The Company’s investment in unconsolidated joint ventures is accounted for using the equity method, whereby the investment is increased for capital contributed and our share of the joint ventures’ net income and decreased by distributions we receive and our share of any losses of the joint ventures.

(e) Impairment of Long-Lived Assets

We review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in the market price of the property, a significant adverse change in the extent or manner in which the property is being used in its physical condition or expected to be used based on the underwriting at the time of acquisition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of the property, or a history of operating or cash flow losses of the property. When such impairment indictors exist, we review an estimate of the future undiscounted net cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition and compare that estimate to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. Management believes no impairment in the net carrying value of our investments in real estate has occurred.

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

December 31, 2011 and 2010

values. Loan premiums, in the case of above market rate loans, or loan discounts, in the case of below market loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

The fair values of the tangible assets of an acquired property are determined based on comparable land sales for land and replacement costs adjusted for physical and market obsolescence for the improvements. The fair values of the tangible assets of an acquired property are also determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property based on assumptions that a market participant would use, which is similar to methods used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related costs.

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

(g) Capitalization of Costs

Direct and indirect project costs that are clearly associated with the development and redevelopment of properties are capitalized as incurred. Project costs include all costs directly associated with the development or

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

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

Interest capitalized during the years ended December 31, 2011, 2010 and 2009 was $17.9 million, $10.2 million and $9.2 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of $24.7 million and $18.0 million for the years ended December 31, 2011 and 2010, respectively.

(h) Deferred Leasing Costs

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

December 31, 2011 and 2010

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2011, 2010 and 2009, respectively, there were no ineffective portions to our interest rate swaps.

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

December 31, 2011 and 2010

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

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of December 31, 2011 and 2010, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our consolidated statements of operations. For the years ended December 31, 2011, 2010 and 2009, we had no such interest or penalties. The tax years 2008 through 2010 remain open to examination by the major taxing jurisdictions with which the Parent Company and its subsidiaries file tax returns.

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

(r) Asset Retirement Obligations

We record accruals for estimated retirement obligations as required by current accounting guidance. The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

economic life of properties that were built before 1984. As of December 31, 2011 and 2010, the amount included in accounts payable and other accrued liabilities on our consolidated balance sheets was approximately $1.2 million and $1.3 million, respectively.

(s) Construction Management Revenue

Construction management revenue is recognized under the percentage-of-completion method of accounting. Revenues are determined by measuring the percentage of total costs incurred to date to estimated total costs for each construction management contract based on current estimates of costs to complete. Contract costs include all labor and benefits, materials, subcontracts, and an allocation of indirect costs related to contract performance. Indirect costs are allocated to projects based upon labor hours charged. As long-term design-build projects extend over one or more years, revisions in cost and estimated earnings during the course of the work are reflected in the accounting period in which the facts which require the revision become known. At the time a loss on a design-build project becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements. Change orders are recognized when they are approved by the client.

Costs and estimated earnings in excess of billings on uncompleted construction management projects are included in other assets in the consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted construction management projects are included in accounts payable and other accrued liabilities in the consolidated balance sheets. Customers are billed on a monthly basis at the end of each month, which can be in advance of work performed.

(t) Assets and Liabilities Measured at Fair Value

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

December 31, 2011 and 2010

(u) Transactions Expense

Transactions expense includes acquisition-related expenses and other business development expenses, which are expensed as incurred. Acquisition-related expenses include closing costs, broker commissions and other professional fees, including legal and accounting fees related to acquisitions and potential acquisitions.

(v) Management’s Estimates

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

(x) Reclassifications

Certain reclassifications to prior year amounts have been made to conform to the current year presentation. During the years ended December 31, 2010 and 2009, $4.9 million and $3.4 million was reclassified from rental revenue to construction management revenue, respectively, and $1.5 million and $2.2 million was reclassified from rental property operating and maintenance expense to construction management expense, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

3. Investments in Real Estate

A summary of our investments in properties as of December 31, 2011 and 2010 is as follows:

	As of December 31, 2011
	(in thousands)
Property Type	Land	Ground Lease	Building and Improvements(1)	Tenant Improvements	Accumulated Depreciation and Amortization	Net Investment in Properties
Internet Gateway Datacenters	$83,992	$—	$1,107,581	$84,870	$(318,874)	$957,569
Corporate Datacenters	438,323	4,892	3,996,266	211,235	(553,445)	4,097,271
Technology Manufacturing	20,602	1,322	65,450	5,938	(20,290)	73,022
Technology Office	10,031	—	31,670	1,459	(5,248)	37,912
Other	2,165	—	52,787	—	(2,187)	52,765

	$555,113	$6,214	$5,253,754	$303,502	$(900,044)	$5,218,539

	As of December 31, 2010
	(in thousands)
Property Type	Land	Ground Lease	Building and Improvements(1)	Tenant Improvements	Accumulated Depreciation and Amortization	Net Investment in Properties
Internet Gateway Datacenters	$84,381	$—	$1,062,148	$83,976	$(251,609)	$978,896
Corporate Datacenters	361,450	5,052	3,269,020	192,119	(386,624)	3,441,017
Technology Manufacturing	20,602	1,322	65,373	5,938	(18,240)	74,995
Technology Office	10,031	—	33,705	1,459	(3,018)	42,177
Other	2,165	—	28,801	—	(1,209)	29,757

	$478,629	$6,374	$4,459,047	$283,492	$(660,700)	$4,566,842

Net investments in properties outside the United States was $963.3 million and $760.5 million as of December 31, 2011 and 2010, respectively.

(1)	Balances related to construction in progress, without the proportionate acquisition cost of land and property, the construction cost amounted to $148.4 million, or $251.8 million including construction accruals and other capitalized costs, and $90.4 million, or $163.2 million including construction accruals and other capitalized costs, as of December 31, 2011 and 2010, respectively. Including the proportionate acquisition cost of land and property, the amounts were $345.0 million, or $448.4 million including construction accruals and other capitalized costs, and $205.9 million, or $278.8 million including construction accruals and other capitalized costs, as of December 31, 2011 and 2010, respectively. These amounts, without the proportionate acquisition cost of land and property, included within building and improvements, are primarily related to construction of datacenters.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

We acquired the following real estate properties and made the following investments during the years ended December 31, 2011 and 2010:

Acquisitions

Location	Metropolitan Area	Date Acquired	Amount (in millions)
Loudoun Parkway North(1)	Northern Virginia	April 15, 2011	$17.3
Erskine Park(1)	Sydney, Australia	July 21, 2011	10.9
Fountain Court, Chessington	London, England	July 26, 2011	21.1
72/98 Radnor Drive(1)	Melbourne, Australia	August 19, 2011	4.3
3825 NW Aloclek(1)	Portland, Oregon	August 26, 2011	1.6
11085 Sun Center Drive	Sacramento, California	September 23, 2011	30.0
Profile Park(1)	Dublin, Ireland	October 21, 2011	6.3
760 Doug Davis Drive	Atlanta, Georgia	December 15, 2011	63.0
1506 Moran Road	Northern Virginia	December 22, 2011	2.8
360 Spear Street(2)	San Francisco, California	December 28, 2011	85.0

Total Acquisitions—Year Ended December 31, 2011			$242.3

Location	Metropolitan Area	Date Acquired	Amount (in millions)
New England Portfolio(3)	Various(3)	January 22, 2010	$375.0
1725 Comstock Street(4)	Silicon Valley	April 30, 2010	14.1
3105/3115 Alfred Street	Silicon Valley	May 24, 2010	10.0
Cateringweg 5(5)	Amsterdam	June 17, 2010	6.4
365 Main Portfolio(6)	Various(6)	July 13, 2010	725.0
800 Central Expressway(7)	Silicon Valley	August 5, 2010	27.1
2950 Zanker Road / 900 Dorothy Drive	Silicon Valley / Dallas	August 19, 2010	50.3
29A International Business Park(8)	Singapore	November 23, 2010	132.7

Total Acquisitions—Year Ended December 31, 2010			$1,340.6

Investments

Year Ended December 31, 2011

Location	Metropolitan Area	Date of Investment	Amount (in millions)
2020 Fifth Avenue(9)	Seattle, Washington	October 13, 2011	$4.1

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

Year Ended December 31, 2010

Location	Metropolitan Area	Date of Investment	Amount (in millions)
700 / 750 Central Expressway(10)	Silicon Valley	August 5, 2010	$10.3

(1)	Represents vacant land which is not included in our operating property count.
(2)	Includes the assumption of a $47.6 million mortgage loan.
(3)	The New England Portfolio consists of 55 Middlesex Turnpike, Bedford, Massachusetts and a 100% condominium interest that represents 87.5% of the square footage of 128 First Avenue, Needham, Massachusetts, both located in the Boston metropolitan area, as well as 60-80 Merritt Boulevard, Trumbull, Connecticut, located in the New York Metro area. The New England Portfolio is considered three properties for our property count.
(4)	As part of the acquisition, we have agreed with the seller to remit an earnout payment based on leasing activities in the building. The purchase price includes an accrual of $4.3 million, which is the estimated fair value of the contingent purchase price per the agreement. As of June 30, 2010, the entire building was leased. The final payment to the seller of approximately $4.3 million was made in July 2010 to fully settle the contingent purchase price amount.
(5)	A land parcel subject to a ground lease along with a vacant shell building.
(6)

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

(7)	In August 2010, we acquired a 50% controlling interest in a joint venture formed to own and redevelop 800 Central Expressway. The other noncontrolling 50% member contributed land and a vacant building with a fair market value of approximately $27.1 million, lender required impound accounts of approximately $2.1 million, a mortgage loan of $13.4 million and a mezzanine loan of approximately $10.5 million. At close, the joint venture refinanced the assumed debt which included a principal paydown of approximately $3.4 million. Since we have a controlling interest in the joint venture, we have consolidated the joint venture and presented the member interest not owned by us of approximately $2.6 million as noncontrolling interest in consolidated joint venture.
(8)	This acquisition lacked key inputs to qualify as a business combination under purchase accounting guidance, and has therefore been accounted for as an asset acquisition, not a business combination. As part of the asset acquisition, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined. The maximum amount that could be earned by the seller is S$50.0 million (or approximately $38.6 million based on the exchange rate as of December 31, 2011). The earnout contingency expires in November 2020. See note 18(b) for further discussion of the earnout contingency.
(9)	In October 2011, we made an initial cash contribution of approximately $4.1 million to acquire an effective 50% interest in a joint venture formed to own and develop a building located at 2020 Fifth Avenue. The other member contributed land and building at the date of investment. We have concluded that we do not have controlling financial interest in this entity and as such have accounted for our interest in the joint venture under the equity method of accounting and it is presented as an investment in unconsolidated joint venture in the accompanying consolidated balance sheet.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

(10)	In August 2010, we made an initial cash contribution of approximately $6.0 million to acquire a 50% common interest in a joint venture formed to own and operate two fully leased office buildings located at 700 and 750 Central Expressway. The other 50% common member contributed the fully leased properties, mortgage loan of approximately $24.1 million and a mezzanine loan of approximately $5.0 million. At close, the joint venture refinanced the assumed debt which included a principal paydown of approximately $4.1 million. The debt paydown was funded by our preferred equity contribution which is entitled to an 11% preferred return. Each member has guaranteed their proportionate share of the remaining debt balance of $25.0 million. Subject to certain conditions in the joint venture’s operating agreement, we have the right to put our common interest in the joint venture to the other member at a price equal to our initial contribution amount of $6.0 million. We have concluded that the joint venture is a variable interest entity primarily due to the fact that we have participating voting rights through our common interest, but the common interest is not considered to be equity due to the fixed price put option. The other member explicitly and implicitly bears 100% of the common equity risk. In addition, the other member, as the manager of the joint venture has more power than the Operating Partnership to direct the activities that most significantly impact the joint venture’s economic performance, and therefore was determined to be the primary beneficiary. Our maximum exposure to loss in the joint venture is our common and preferred investment totaling $10.3 million and our share of the joint venture’s debt of $12.5 million. Upon our exercise of our put option, our exposure to loss will be limited to the remaining balance of our preferred interest in the joint venture. We have accounted for our variable interest in the joint venture under the equity method of accounting and it is presented as an investment in an unconsolidated joint venture in the accompanying consolidated balance sheet.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

4. Investment in Unconsolidated Joint Ventures

As of December 31, 2011, our investment in unconsolidated joint ventures consists of effective 50% interests in joint ventures that own a datacenter property at 2001 Sixth Avenue in Seattle, Washington, two office buildings at 700 / 750 Central Expressway in Santa Clara, California and a redevelopment property at 2020 Fifth Avenue in Seattle, Washington. The following tables present summarized financial information for the joint ventures for the years ended December 31, 2011, 2010, and 2009 (in thousands):

2011	% Ownership	Net Investment in Properties	Total Assets	Mortgage Loans	Total Liabilities	Equity (Deficit)	Revenues	Property Operating Expense	Net Operating Income	Net Income (Loss)
Unconsolidated Joint Ventures
2001 Sixth Avenue	50.00%	$35,001	$42,497	$108,532	$114,030	$(71,533)	$32,704	$(9,553)	$23,151	$10,477
700/750 Central Expressway	50.00%	43,086	52,352	25,000	38,830	13,522	4,776	(1,053)	3,723	(677)
2020 Fifth Avenue	16.40%	27,844	28,260	-	844	27,416	37	(29)	8	8

Total Unconsolidated Joint Ventures		$105,931	$123,109	$133,532	$153,704	$(30,595)	$37,517	$(10,635)	$26,882	$9,808

Our investment in and share of equity in earnings of unconsolidated joint ventures						$23,976				$4,952

2010	% Ownership	Net Investment in Properties	Total Assets	Mortgage Loans	Total Liabilities	Equity (Deficit)	Revenues	Property Operating Expense	Net Operating Income	Net Income (Loss)
Unconsolidated Joint Ventures
2001 Sixth Avenue	50.00%	$36,302	$42,355	$109,716	$114,911	$(72,556)	$30,468	$(9,103)	$21,365	$10,272
700/750 Central Expressway	50.00%	41,993	50,373	25,000	37,973	12,400	1,857	(432)	1,425	(439)

Total Unconsolidated Joint Ventures		$78,295	$92,728	$134,716	$152,884	$(60,156)	$32,325	$(9,535)	$22,790	$9,833

Our investment in and share of equity in earnings of unconsolidated joint ventures						$17,635				$5,254

2009	% Ownership	Net Investment in Properties	Total Assets	Mortgage Loans	Total Liabilities	Equity (Deficit)	Revenues	Property Operating Expense	Net Operating Income	Net Income
Unconsolidated Joint Venture
2001 Sixth Avenue	50.00%	$36,643	$45,483	$110,020	$117,352	$(71,869)	$28,841	$(8,700)	$20,141	$6,693

Total Unconsolidated Joint Venture		$36,643	$45,483	$110,020	$117,352	$(71,869)	$28,841	$(8,700)	$20,141	$6,693

Our investment in and share of equity in earnings of a unconsolidated joint venture						$6,392				$2,172

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

Our investment in unconsolidated joint ventures included in our consolidated balance sheet exceeds our equity presented in the joint ventures’ balance sheet since our purchase accounting adjustments are not pushed down to the joint venture and the classification of our common interest in 700 / 750 Central Expressway. The difference between our investment in unconsolidated joint ventures and the owners’ equity account in the joint ventures is principally due to purchase accounting adjustments not pushed down to the joint ventures. In addition, as it relates to our investment in 700/750 Central Expressway, our $7.4 million common interest has been classified above within total liabilities above as a result of our fixed price put option which precludes equity classification.

5. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (acquired in place lease value and acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of December 31, 2011 and 2010.

	Balance as of
(Amounts in thousands)	December 31, 2011	December 31, 2010
Acquired in place lease value:
Gross amount	$545,409	$515,958
Accumulated amortization	(312,499)	(261,978)

Net	$232,910	$253,980

Acquired above market leases:
Gross amount	$87,800	$87,622
Accumulated amortization	(58,099)	(47,083)

Net	$29,701	$40,539

Acquired below market leases:
Gross amount	$201,275	$189,990
Accumulated amortization	(115,456)	(96,740)

Net	$85,819	$93,250

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

Amortization of acquired below-market lease value, net of acquired above-market lease value, resulted in an increase to rental revenues of $7.9 million and $8.3 million for the years ended December 31, 2011 and 2010, respectively. The expected average remaining lives for acquired below market leases and acquired above market leases is 6.4 years and 4.3 years, respectively, as of December 31, 2011. Estimated annual amortization of acquired below-market lease value, net of acquired above-market lease value, for each of the five succeeding years, commencing January 1, 2012 is as follows:

(Amounts in thousands)
2012	$7,831
2013	8,400
2014	7,042
2015	6,343
2016	5,290

Costs associated with extending or renewing acquired leases are capitalized and classified as deferred leasing cost. Amortization of acquired in place lease value (a component of depreciation and amortization expense) was $52.7 million and $49.7 million for the years ended December 31, 2011 and 2010, respectively. The expected average amortization period for acquired in place lease value is 6.3 years as of December 31, 2011. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 5.3 years as of December 31, 2011. Estimated annual amortization of acquired in place lease value for each of the five succeeding years, commencing January 1, 2012 is as follows:

(Amounts in thousands)
2012	$44,587
2013	40,533
2014	35,779
2015	27,559
2016	26,604

6. Debt of the Company

In this Note 6, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.

The Company itself does not have any indebtedness. All debt is held directly or indirectly by the Operating Partnership.

Guarantee of Debt

The Company guarantees the Operating Partnership’s obligations with respect to the 2029 Debentures, the 2015 Notes, the 2020 Notes, the 2021 Notes (each, as defined in Note 7) and its unsecured senior notes sold to Prudential (as defined in Note 7) pursuant to the Prudential shelf facility. The Company is also the guarantor of the Operating Partnership’s obligations under its global revolving credit facility.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

7. Debt of the Operating Partnership

A summary of outstanding indebtedness of the Operating Partnership as of December 31, 2011 and 2010 is as follows (in thousands):

Indebtedness	Interest Rate at December 31, 2011		Maturity Date		Principal Outstanding December 31, 2011		Principal Outstanding December 31, 2010
Revolving credit facilities:
Global revolving credit facility	Various	(1)	Nov. 3, 2015		$275,106	(2)	$—
Corporate revolving credit facility(3)	Various	(3)	Aug. 31, 2012		—		333,534	(4)
Asia Pacific revolving credit facility(3)	Various	(3)	Aug. 17, 2012		—		—

Total revolving credit facilities					275,106		333,534
Unsecured senior notes:
Prudential Shelf Facility:
Series A	7.000%		Jul. 24, 2011		—		25,000
Series B	9.320%		Nov. 5, 2013		33,000		33,000
Series C	9.680%		Jan. 6, 2016		25,000		25,000
Series D	4.570%		Jan. 20, 2015		50,000		50,000
Series E	5.730%		Jan. 20, 2017		50,000		50,000
Series F	4.500%		Feb. 3, 2015		17,000		17,000

Total Prudential Shelf Facility					175,000		200,000
Senior Notes:
4.50% notes due 2015	4.500%		Jul. 15, 2015		375,000		375,000
5.875% notes due 2020	5.875%		Feb. 1, 2020		500,000		500,000
5.250% notes due 2021	5.250%		Mar. 15, 2021		400,000		—
Unamortized discounts					(8,928)		(8,970)

Total senior notes, net of discount					1,266,072		866,030

Total unsecured senior notes, net of discount					1,441,072		1,066,030

Exchangeable senior debentures:
4.125% exchangeable senior debentures due 2026	4.125%		Aug. 15, 2026		—	(5)	88,758
5.50% exchangeable senior debentures due 2029	5.50%		Apr. 15, 2029	(6)	266,400		266,400
Unamortized discount					—		(1,456)

Total exchangeable senior debentures, net of discount					266,400		353,702
Mortgage loans:
Secured Term Debt(7)(8)	5.65%		Nov. 11, 2014		138,828		141,465
3 Corporate Place	6.72%		Aug. 1, 2011		—	(15)	80,000
200 Paul Avenue 1-4(8)	5.74%		Oct. 8, 2015		74,458		76,179
2045 & 2055 LaFayette Street(8)	5.93%		Feb. 6, 2017		65,551		66,437
Mundells Roundabout	3-month GBP LIBOR + 1.20	%(10)	Nov. 30, 2013		66,563	(11)	66,858	(11)
600 West Seventh Street	5.80%		Mar. 15, 2016		52,709		54,157
34551 Ardenwood Boulevard 1-4(8)	5.95%		Nov. 11, 2016		53,627		54,306
1100 Space Park Drive(8)	5.89%		Dec. 11, 2016		53,609		54,296
1350 Duane Avenue/3080 Raymond Street(8)	5.42%		Oct. 1, 2012		52,800		52,800
150 South First Street(8)	6.30%		Feb. 6, 2017		51,508		52,154
360 Spear Street	6.32%		Nov. 8, 2013		47,569		—
114 Rue Ambroise Croizat	3-month EURIBOR + 1.35	%(10)	Jan. 18, 2012	(16)	39,483	(12)	41,430	(12)
Clonshaugh Industrial Estate II(9)	3-month EURIBOR + 4.50	%(10)	Sep. 4, 2014		38,883	(12)	40,152	(12)
1500 Space Park Drive(8)	6.15%		Oct. 5, 2013		37,875		39,941
2334 Lundy Place(8)	5.96%		Nov. 11, 2016		39,003		39,496
Unit 9, Blanchardstown Corporate Park	3-month EURIBOR + 1.35	%(10)	Jan. 18, 2012	(16)	33,946	(12)	35,620	(12)
Cressex 1(13)	5.68%		Oct. 16, 2014		27,786	(11)	28,388	(11)
6 Braham Street	3-month GBP LIBOR + 0.90	%(10)	Apr. 10, 2011		—	(15)	19,515	(11)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

Indebtedness	Interest Rate at December 31, 2011		Maturity Date		Principal Outstanding December 31, 2011		Principal Outstanding December 31, 2010
1201 Comstock Street(8)(9)	1-month LIBOR + 3.50	%(10)	Jun. 24, 2012	(14)	16,163		16,976
Datacenter Park—Dallas	5.00%		Sep. 15, 2011		—	(15)	16,150
Paul van Vlissingenstraat 16	3-month EURIBOR + 1.60	%(10)	Jul. 18, 2013		13,319	(12)	13,978	(12)
Chemin de l’Epinglier 2	3-month EURIBOR + 1.50	%(10)	Jul. 18, 2013		9,636	(12)	10,113	(12)
800 Central Expressway(8)	1-month LIBOR + 4.75%		Jun. 9, 2013		10,000		10,000
Gyroscoopweg 2E-2F	3-month EURIBOR + 1.50	%(10)	Oct. 18, 2013		8,480	(12)	8,900	(12)
1125 Energy Park Drive	7.62%		Mar. 1, 2032		—	(15)	9,060
Manchester Technopark(13)	5.68%		Oct. 16, 2014		8,453	(11)	8,636	(11)
731 East Trade Street	8.22%		Jul. 1, 2020		4,806		5,080
Unamortized net premiums					2,077		1,101

Total mortgage loans, net of premiums					947,132		1,043,188

Other secured loan:
800 Central Expressway Mezzanine(8)	1-month LIBOR + 8.50%		Jun. 9, 2013		10,500		10,500

Total other secured loan					10,500		10,500

Total indebtedness					$2,940,210		$2,806,954

(1)	The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin which is based on the credit rating of our long-term debt and is currently 125 basis points. An annual facility fee on the unused portion of the facility, based on the credit rating of our long-term debt and currently 25 basis points, is payable quarterly.
(2)	Balances as of December 31, 2011 are as follows (balances, in thousands):

Denomination of Draw	Balance as of December 31, 2011		Weighted-average interest rate
US ($)	$194,000		1.54%
British Sterling (£)	49,892	(a)	1.99%
Singapore Dollar (SGD)	28,151	(a)	1.56%
Australian Dollar (AUD)	3,063	(a)	5.89%

Total	$275,106		1.67%

(a)	Based on exchange rates of $1.55 to £1.00, $0.77 to 1.00 SGD and $1.02 to 1.00 AUD, respectively, as of December 31, 2011.
(3)	On November 3, 2011, the Operating Partnership replaced its corporate and Asia Pacific revolving credit facilities with an expanded global revolving credit facility. The interest rate for borrowings under our corporate revolving credit facility equaled, at our election, either (i) US LIBOR, EURIBOR and GBP LIBOR (ranging from 1- to 6-month maturities) plus a margin of between 1.10% and 2.00% or (ii) the greater of (x) the base rate announced by the lender and (y) 1/2 of 1% per annum above the federal funds rate, plus a margin of between 0.100%—1.000%. In each case, the margin was based on our total leverage ratio. We incurred a fee ranging from 0.125% to 0.20% for the unused portion of our corporate revolving credit facility. The interest rate for borrowings under our Asia Pacific revolving credit facility equaled SIBOR or BBR (ranging from 1- to 6-month maturities) plus a margin of between 1.20% and 1.75%. We incurred a fee ranging from 0.25% to 0.50% for the unused portion of our Asia Pacific revolving credit facility.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

(4)	Balances as of December 31, 2010 are as follows (balances, in thousands):

Denomination of Draw	Balance as of December 31, 2010		Weighted-average interest rate
US ($)	$312,500		1.40%
Euro (€)	—		—
British Sterling (£)	21,034	(a)	1.69%

Total	$333,534		1.42%

(a)	Based on exchange rate of $1.56 to £1.00 as of December 31, 2010.
(5)	During the year ended December 31, 2011, we exchanged the remaining 2026 Debentures.
(6)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of April 15, 2014, April 15, 2019 and April 15, 2024. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on April 18, 2014.
(7)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.
(8)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.
(9)	The Operating Partnership or its subsidiary provides a limited recourse guarantee with respect to this loan.
(10)	We have entered into interest rate swap or interest rate cap agreements as a cash flow hedge for interest generated by these US LIBOR, EURIBOR and GBP LIBOR based loans. See note 14 for further information.
(11)	Based on exchange rate of $1.55 to £1.00 as of December 31, 2011 and $1.56 to £1.00 as of December 31, 2010.
(12)	Based on exchange rate of $1.30 to €1.00 as of December 31, 2011 and $1.34 to €1.00 as of December 31, 2010.
(13)	These loans are also secured by a £7.8 million letter of credit. These loans are cross-collateralized by the two properties.
(14)	A one-year extension is available, which we may exercise if certain conditions are met.
(15)	These mortgage loans were repaid in full in 2011; 6 Braham Street (April 2011), 3 Corporate Place (May 2011), Datacenter Park—Dallas (June 2011) and 1125 Energy Park Drive (December 2011). Net loss from early extinguishment of debt related to prepayment costs on 3 Corporate Place amounted to $0.3 million for the year ended December 31, 2011.
(16)	These mortgage loans were repaid in full in January 2012.

Global Revolving Credit Facility

On November 3, 2011, the Operating Partnership replaced its corporate and Asia Pacific revolving credit facilities with an expanded revolving credit facility, which we refer to as the global revolving credit facility, increasing its total capacity to $1.5 billion from $850 million. The renewed facility matures in November 2015, with a one-year extension option. The interest rate for borrowings under the expanded facility equals the

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

applicable index plus a margin which is based on the credit rating of our long-term debt and is currently 125 basis points. An annual facility fee on the unused portion of the facility, based on the credit rating of our long-term debt and currently 25 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, Pound Sterling, Swiss Franc and Japanese yen denominations. As of December 31, 2011, borrowings under the global revolving credit facility bore interest at a blended rate of 1.54% (U.S), 1.99% (GBP), 1.56% (Singapore Dollars) and 5.89% (Australian Dollars), which are based on 1-month LIBOR, 1-month GBP LIBOR, 1-month / 2-month SIBOR and 1-month / 2-month BBR, respectively, plus a margin of 1.25%. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development and redevelopment opportunities and to provide for working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or preferred equity securities. We capitalized approximately $10.2 million of financing costs related to the global revolving credit facility. As of December 31, 2011, approximately $275.1 million was drawn under this facility and $22.2 million of letters of credit were issued.

The global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to avoid the payment of income or excise tax. As of December 31, 2011, we were in compliance with all of such covenants.

Unsecured Senior Notes

Prudential Shelf Facility

On January 20, 2010, the Operating Partnership closed the sale of $100.0 million aggregate principal amount of its senior unsecured term notes to Prudential Investment Management, Inc. and certain of its affiliates, or, collectively, Prudential, pursuant to a Note Purchase and Private Shelf Agreement, which we refer to as the Prudential shelf facility. The notes were issued in two series referred to as the series D and series E notes. The series D notes have a principal amount of $50.0 million, an interest-only rate of 4.57% per annum and a five-year maturity, and the series E notes have a principal amount of $50.0 million, an interest-only rate of 5.73% per annum and a seven-year maturity. On February 3, 2010, the Operating Partnership closed the sale of an additional $17.0 million aggregate principal amount of its senior unsecured term notes, which we refer to as the series F notes, to Prudential pursuant to the Prudential shelf facility. The series F notes have an interest-only rate of 4.50% per annum and a five-year maturity. We used the proceeds of the series D, series E and series F notes to fund acquisitions, to temporarily repay borrowings under our corporate revolving credit facility, to fund working capital and for general corporate purposes. We may prepay the notes of any series, in whole or in part, at any time at a price equal to the principal amount and accrued interest of the notes being prepaid, plus a make-whole provision. On December 8, 2010, the Operating Partnership and Prudential entered into an amendment to the Note Purchase and Private Shelf Agreement, increasing the capacity of the Prudential shelf facility from $200.0 million to $250.0 million. Our ability to make additional issuances of notes under the Prudential shelf facility expired on July 24, 2011, with $50.0 million remaining unissued under the shelf facility. On July 25, 2011, we repaid the $25.0 million of 7.0% Series A unsecured notes under the Prudential shelf facility at maturity. As of December 31, 2011 and 2010, there was $175.0 million and $200.0 million of unsecured senior notes outstanding, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

On November 3, 2011, concurrent with the entry into the global revolving credit facility, the Operating Partnership and Digital Realty Trust, Inc. and the other subsidiary guarantors set forth therein entered into an Amended and Restated Note Purchase and Private Shelf Agreement with Prudential to conform the restrictive and financial covenants of the original Prudential shelf facility that apply to the outstanding Series B, C, D, E and F Notes under the facility to those in the global revolving credit facility described above and, subject to the completion of specified conditions, to authorize the potential issuance and sale of up to $50.0 million of additional senior unsecured fixed-rate term notes. The Prudential shelf facility contains restrictive covenants that are identical to those in our global revolving credit facility.

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

The indenture governing the 2015 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2011, we were in compliance with each of these financial covenants.

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

5.875% Notes due 2020

On January 28, 2010, the Operating Partnership issued $500.0 million aggregate principal amount of notes, maturing on February 1, 2020 with an interest rate of 5.875% per annum (the 2020 Notes). The purchase price paid by the initial purchasers was 98.296% of the principal amount. The 2020 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. Interest on the 2020 Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2010. The net proceeds from the offering after deducting the original issue discount of approximately $8.5 million and underwriting commissions and expenses of approximately $4.4 million was approximately $487.1 million. We used the net proceeds from the offering to temporarily repay our borrowings under our corporate

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

revolving credit facility, fund development and redevelopment opportunities and for general corporate purposes. The 2020 Notes have been reflected net of discount in the consolidated balance sheet.

The indenture governing the 2020 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2011, we were in compliance with each of these financial covenants.

5.250% Notes due 2021

On March 8, 2011, the Operating Partnership issued $400.0 million aggregate principal amount of notes, maturing on March 15, 2021 with an interest rate of 5.250% per annum (the 2021 Notes). The purchase price paid by the initial purchasers was 99.775% of the principal amount. The 2021 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. Interest on the 2021 Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2011. The net proceeds from the offering after deducting the original issue discount of approximately $0.9 million and underwriting commissions and expenses of approximately $3.6 million was approximately $395.5 million. We used the net proceeds from this offering to temporarily repay borrowings under our corporate revolving credit facility, to acquire additional properties, to fund development and redevelopment opportunities and for general working capital purposes, including potentially for the repurchase, redemption or retirement of outstanding debt securities. The 2021 Notes have been reflected net of discount in the consolidated balance sheet.

The indenture governing the 2021 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2011, we were in compliance with each of these financial covenants.

Exchangeable Senior Debentures

4.125% Exchangeable Senior Debentures due 2026

On August 15, 2006, the Operating Partnership issued $172.5 million of its 4.125% exchangeable senior debentures due August 15, 2026 (the 2026 Debentures). Costs incurred to issue the 2026 Debentures were approximately $5.4 million, net of the amount allocated to the equity component of the debentures. These costs were being amortized over a period of five years, which represented the estimated term of the 2026 Debentures, and were included in deferred financing costs, net in the consolidated balance sheet. The 2026 Debentures were general unsecured senior obligations of the Operating Partnership, ranked equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and were fully and unconditionally guaranteed by Digital Realty Trust, Inc.

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

December 31, 2011 and 2010

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

We entered into a registration rights agreement whereby we agreed to register the shares of common stock which could be issued in the future upon exchange of the 2026 Debentures. If we did not fulfill certain of our obligations under the registration rights agreement, we would have been required to pay liquidated damages to the holders of the 2026 Debentures. No separate contingent obligation was recorded as no liquidated damages became probable. We filed the shelf registration statement with the U.S. Securities and Exchange Commission in April 2007, which was automatically effective upon filing.

On August 18, 2011, the Operating Partnership redeemed $1,000 in aggregate principal amount of the 2026 Debentures pursuant to its option under the indenture governing the 2026 Debentures at a price of $1,000.34,

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

which was equal to 100% of the principal amount plus accrued and unpaid interest thereon to, but excluding, August 18, 2011. In connection with the redemption, on September 6, 2011, we issued 715,752 restricted shares of Digital Realty Trust, Inc. common stock and the Operating Partnership paid approximately $48.3 million in cash to holders of the 2026 Debentures in exchange for approximately $48.3 million in aggregate principal amount of the 2026 Debentures, which consisted of all the 2026 Debentures that remained outstanding, at the request of holders pursuant to the terms of the indenture governing the 2026 Debentures. During the year ended December 31, 2011, we exchanged approximately $88.8 million aggregate principal amount of our 2026 Debentures for a combination of cash (approximately $100.5 million) and 1,087,820 restricted shares of Digital Realty Trust, Inc. common stock at the request of holders pursuant to the terms of the indenture governing our 2026 Debentures. We recorded a loss on exchange of approximately $0.7 million and $3.5 million for the years ended December 31, 2011 and 2010, respectively, determined based on the excess of the fair value of the 2026 Debentures at the exchange date over the carrying value of the exchanged 2026 Debentures along with a write off of a pro rata portion of the associated debt discount and deferred financing costs on the 2026 Debentures. This loss is reported as a loss on early extinguishment of debt in the consolidated income statements.

The following table provides additional information about the 2026 Debentures as of the date presented pursuant to requirements under U.S. GAAP for convertible debt instruments that require the principal amount to be settled in cash upon conversion:

	4.125% Exchangeable Senior Debentures due 2026
($ and shares in thousands, except exchange price)	December 31, 2011	December 31, 2010
Carrying amount of the equity component	$—	$9,406
Principal amount of the liability component	$—	$88,758
Unamortized discount of the liability component	$—	$1,456
Net carrying amount of the liability component	$—	$87,302
Effective interest rate on liability component	6.75%	6.75%
Non-cash interest cost recognized for the year ended	$1,230	$3,517
Coupon rate interest cost recognized for the year ended	$1,450	$5,815

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

Interest is payable on October 15 and April 15 of each year beginning October 15, 2009 until the maturity date of April 15, 2029. The 2029 Debentures bear interest at 5.50% per annum and may be exchanged for shares of Digital Realty Trust, Inc. common stock at an exchange rate that was initially 23.2558 shares per $1,000 principal amount of 2029 Debentures. The exchange rate on the 2029 Debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on Digital Realty Trust, Inc. common stock in excess of $0.33 per share per quarter (the “reference dividend”). Effective December 13, 2011, the exchange rate has been adjusted to 24.1820 shares per $1,000 principal amount of 2029 Debentures as a result of the aggregate

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

dividends in excess of the reference dividend that Digital Realty Trust, Inc. declared and paid on its common stock beginning with the quarter ended June 30, 2009 and through the quarter ended December 31, 2011. Due to the fact that the exchange feature for the 2029 Debentures must be settled in the common stock of Digital Realty Trust, Inc., new accounting guidance on convertible debt instruments that requires the principal amount to be settled in cash upon conversion does not apply.

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

The holders of the 2029 Debentures have the right to require the Operating Partnership to repurchase the 2029 Debentures in cash in whole or in part on each of April 15, 2014, April 15, 2019 and April 15, 2024, and in the event of a designated event, for a repurchase price equal to 100% of the principal amount of the 2029 Debentures plus unpaid interest, if any, accrued to, but excluding, the repurchase date. Designated events include certain merger or combination transactions, non-affiliates becoming the beneficial owner of more than 50% of the total voting power of Digital Realty Trust, Inc.’s capital stock, a substantial turnover of Digital Realty Trust, Inc.’s directors within a 12-month period without the approval of existing members and Digital Realty Trust, Inc. ceasing to be the general partner of the Operating Partnership. Certain events are considered “Events of Default,” which may result in the accelerated maturity of the 2029 Debentures, including a default for 30 days in payment of any installment of interest under the 2029 Debentures, a default in the payment of the principal amount or any repurchase price or redemption price due with respect to the 2029 Debentures and the Operating Partnership’s failure to deliver shares of Digital Realty Trust, Inc. common stock within 15 days after the due date upon an exchange of the 2029 Debentures, together with any cash due in lieu of fractional shares of common stock. In addition, the 2029 Debentures are exchangeable, at the holder’s option, on or prior to the close of business on the second trading day preceding the maturity date.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

The table below summarizes our debt maturities and principal payments as of December 31, 2011 (in thousands):

	Global Revolving Credit Facility (1)	Unsecured Senior Notes	Senior Notes	Exchangeable Senior Debentures		Mortgage Loans(2)	Other Secured Loan	Total Debt
2012	$—	$—	$—	$—		$156,723	$—	$156,723
2013	—	33,000	—	—		201,135	10,500	244,635
2014	—	—	—	266,400	(3)	215,030	—	481,430
2015	275,106	67,000	375,000	—		75,226	—	792,332
2016	—	25,000	—	—		186,191	—	211,191
Thereafter	—	50,000	900,000	—		110,750	—	1,060,750

Subtotal	$275,106	$175,000	$1,275,000	$266,400		$945,055	$10,500	$2,947,061
Unamortized discount	—	—	(8,928)	—		—	—	(8,928)
Unamortized premium	—	—	—	—		2,077	—	2,077

Total	$275,106	$175,000	$1,266,072	$266,400		$947,132	$10,500	$2,940,210

(1)	Subject to a one-year extension option exercisable by us. The bank group is obligated to grant the extension option provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility.
(2)	Our mortgage loans are generally non-recourse to us, subject to carve outs for specified actions by us or specified undisclosed environmental liabilities. As of December 31, 2011, we had provided limited recourse guarantees with respect to approximately $55.0 million principal amount of the outstanding mortgage indebtedness, and partial letter of credit support with respect to approximately an additional $36.2 million of the outstanding mortgage indebtedness.
(3)	Assumes maturity of the 2029 Debentures at first redemption date in April 2014.

8. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2011	2010	2009
Net income available to common stockholders	$130,868	$58,339	$47,258

Weighted average shares outstanding—basic	98,405,375	84,275,498	75,950,370
Potentially dilutive common shares:
Stock options	187,834	201,704	138,944
Class C Units (2007 Grant)	15,050	97,761	—
Unvested incentive units	190,771	186,691	—
Excess exchange value of the 2026 Debentures	370,719	1,251,817	931,576

Weighted average shares outstanding—diluted	99,169,749	86,013,471	77,020,890

Income per share:
Basic	$1.33	$0.69	$0.62

Diluted	$1.32	$0.68	$0.61

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

On or after July 15, 2026, the 2026 Debentures would have been exchangeable at the then-applicable exchange rate for cash (up to the principal amount of the 2026 Debentures) and, with respect to any excess exchange value, into cash, shares of Digital Realty Trust, Inc. common stock or a combination of cash and shares of Digital Realty Trust, Inc. common stock. The 2026 Debentures also would have been exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events, including if the weighted average common stock price exceeded a specified strike price as of the end of a fiscal quarter. During the year ended December 31, 2011, the remaining 2026 Debentures were redeemed and exchanged. Using the treasury stock method, 370,719 shares of common stock contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common shares in determining diluted earnings per share for the year ended December 31, 2011. For the year ended December 31, 2010, the weighted average common stock price exceeded the strike price of $31.42 per share and for the year ended December 31, 2009, the weighted average common stock price exceeded the strike price of $32.22 per share. Therefore, using the treasury method, 1,251,817 and 931,576 shares of common stock contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common shares in determining diluted earnings per share for the years ended December 31, 2010 and 2009, respectively.

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Year Ended December 31,
	2011	2010	2009
Weighted average of Operating Partnership common units not owned by us	4,647,629	4,985,674	5,764,856
Potentially dilutive outstanding stock options	—	—	389,016
Potentially dilutive 2029 Debentures	6,328,234	6,217,841	4,345,228
Potentially dilutive outstanding Class C Units (2007 Grant)	—	—	685,036
Potentially dilutive Series C Cumulative Convertible Preferred Stock	3,016,780	3,671,190	3,617,214
Potentially dilutive Series D Cumulative Convertible Preferred Stock	6,242,257	8,271,022	8,215,220
Potentially dilutive Series E Cumulative Redeemable Preferred Stock	1,311,310	—	—

	21,546,210	23,145,727	23,016,570

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

9. Income per Unit

The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Year Ended December 31,
	2011	2010	2009
Net income available to common unitholders	$137,053	$61,745	$50,690

Weighted average units outstanding—basic	103,053,004	89,261,172	81,715,226
Potentially dilutive common units:
Stock options	187,834	201,704	138,944
Class C Units (2007 Grant)	15,050	97,761	—
Unvested incentive units	190,771	186,691	—
Excess exchange value of the 2026 Debentures	370,719	1,251,817	931,576

Weighted average units outstanding—diluted	103,817,378	90,999,145	82,785,746

Income per unit:
Basic	$1.33	$0.69	$0.62

Diluted	$1.32	$0.68	$0.61

On or after July 15, 2026, the 2026 Debentures would have been exchangeable at the then-applicable exchange rate for cash (up to the principal amount of the 2026 Debentures) and, with respect to any excess exchange value, into cash, shares of Digital Realty Trust, Inc. common stock or a combination of cash and shares of Digital Realty Trust, Inc. common stock. Pursuant to the terms of the Operating Partnership’s agreement of limited partnership, the Operating Partnership would have delivered to Digital Realty Trust, Inc. one common unit for each share of common stock issuable upon exchange of the 2026 Debentures. The 2026 Debentures also would have been exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events, including if the weighted average common stock price exceeded a specified strike price as of the end of a fiscal quarter. During the year ended December 31, 2011, the remaining 2026 Debentures were redeemed and exchanged. Using the treasury method, 370,719 common units contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common units in determining diluted earnings per unit for the year ended December 31, 2011. During the year ended December 31, 2010, the weighted average common stock price exceeded the strike price of $31.42 per share and for the year ended December 31, 2009, the weighted average common stock price exceeded the strike price of $32.22 per share. Therefore, using the treasury method, 1,251,817 and 931,576 common units contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common units in determining diluted earnings per unit for the years ended December 31, 2010 and 2009, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive:

	Year Ended December 31,
	2011	2010	2009
Potentially dilutive outstanding stock options	—	—	389,016
Potentially dilutive 2029 Debentures	6,328,234	6,217,841	4,345,228
Potentially dilutive outstanding Class C Units (2007 Grant)	—	—	685,036
Potentially dilutive Series C Cumulative Convertible Preferred Units	3,016,780	3,671,190	3,617,214
Potentially dilutive Series D Cumulative Convertible Preferred Units	6,242,257	8,271,022	8,215,220
Potentially dilutive Series E Cumulative Redeemable Preferred Units	1,311,310	—	—

	16,898,581	18,160,053	17,251,714

10. Income Taxes

Digital Realty Trust, Inc. (the Parent Company) elected to be taxed as a REIT and believes that it has complied with the REIT requirements of the Code. As a REIT, the Parent Company is generally not subject to corporate level federal income taxes on taxable income to the extent it is currently distributed to its stockholders. Since inception, the Parent Company has distributed 100% of its taxable income and intends to do so for the tax year ending December 31, 2011. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the years ended December 31, 2011, 2010 and 2009.

We have elected taxable REIT subsidiary (TRS) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs and hold assets that REITs cannot hold directly. A TRS is subject to federal income tax as a regular C corporation. Income taxes for TRS entities are accrued, as necessary, for the years ended December 31, 2011, 2010 and 2009.

For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries are accrued, as necessary, for the years ended December 31, 2011, 2010 and 2009.

11. Equity and Accumulated Other Comprehensive Loss, Net

(a) Equity Distribution Agreements

On December 31, 2009, Digital Realty Trust, Inc. entered into equity distribution agreements, which we refer to as the Original Equity Distribution Agreements, with each of Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, or the Original Agents, under which it could issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Original Agents as its sales agents. On January 22,

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

2010, Digital Realty Trust, Inc. amended and restated each Original Equity Distribution Agreement with the applicable Original Agent, and also entered into a new equity distribution agreement with Morgan Stanley & Co. Incorporated, or collectively the Equity Distribution Agreements, under which it could issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million (including the approximately 1.1 million shares of common stock having an aggregate offering price of approximately $54.3 million sold pursuant to the Original Equity Distribution Agreements as of January 22, 2010), from time to time through, at its discretion, any of the Original Agents or Morgan Stanley & Co. Incorporated as its sales agents. On March 2, 2011, the Equity Distribution Agreements were amended to amend certain representations. The sales of common stock made under the Equity Distribution Agreements were made in “at the market” offerings as defined in Rule 415 of the Securities Act. In June 2011, we completed this equity distribution program. For the years ended December 31, 2011 and 2010, Digital Realty Trust, Inc. generated net proceeds of approximately $176.9 million and $217.1 million from the issuance of approximately 3.0 million and 3.8 million common shares under the Equity Distribution Agreements at an average price of $60.51 and $57.66 per share after payment of approximately $2.7 million and $3.3 million of commissions to the sales agents and before offering expenses, respectively. Pursuant to the program, we sold 6.8 million shares of common stock for gross proceeds of $400.0 million, resulting in net proceeds of approximately $394.0 million after deducting commissions.

On June 29, 2011, Digital Realty Trust, Inc. entered into new equity distribution agreements, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it could issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. For the year ended December 31, 2011, Digital Realty Trust, Inc. generated net proceeds of approximately $280.0 million from the issuance of approximately 4.8 million common shares under the 2011 Equity Distribution Agreements at an average price of $59.17 per share after payment of approximately $2.8 million of commissions to the sales agents and before offering expenses.

(b) Redeemable Preferred Stock

On September 15, 2011, Digital Realty Trust, Inc. issued 11,500,000 shares of its 7.000% series E cumulative redeemable preferred stock, or the series E preferred stock, for gross proceeds of $287.5 million. Dividends are cumulative on the series E preferred stock from the date of original issuance in the amount of $1.750 per share each year, which is equivalent to 7.000% of the $25.00 liquidation preference per share. Dividends on the series E preferred stock are payable quarterly in arrears. The first dividend payable on the series E preferred stock on December 30, 2011 was a pro rata dividend from and including the original issue date to and including December 31, 2011 in the amount of $0.515278 per share. The series E preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series E preferred stock will rank senior to Digital Realty Trust, Inc. common stock with respect to the payment of distributions and other amounts and rank on parity with Digital Realty Trust, Inc. series C preferred stock and series D preferred stock. Digital Realty Trust, Inc. is not allowed to redeem the series E preferred stock before September 15, 2016, except in limited circumstances to preserve its status as a REIT and upon specified change of control transactions. On or after September 15, 2016, Digital Realty Trust, Inc. may, at its option, redeem the series E preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series E preferred stock up to but excluding the redemption date. Holders of the series E preferred stock generally have no

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or ADRs representing such securities) is listed on the NYSE, the NYSE Amex or NASDAQ or listed or quoted on a successor exchange or quotation system, each holder of series E preferred stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the series E preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the series E preferred stock) to convert some or all of the series E preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of series E preferred stock to be converted equal to the lesser of:

•

the quotient obtained by dividing (i) the sum of the $25.00 liquidation preference plus the amount of any accrued and unpaid dividends to, but not including, the change of control conversion date (unless the change of control conversion date is after a record date for a series E preferred stock dividend payment and prior to the corresponding series E preferred stock dividend payment date, in which case no additional amount for such accrued and unpaid dividend will be included in this sum) by (ii) the common stock price specified in the Articles Supplementary governing the series E preferred stock; and

•	0.8378, or the Share Cap, subject to certain adjustments;

subject, in each case, to provisions for the receipt of alternative consideration as described in the Articles Supplementary governing the series E preferred stock. Except in connection with specified change of control transactions, the series E preferred stock is not convertible into or exchangeable for any other property or securities of Digital Realty Trust, Inc.

(c) Convertible Preferred Stock

4.375% Series C Cumulative Convertible Preferred Stock

On April 10, 2007, Digital Realty Trust, Inc. issued 7,000,000 shares of its 4.375% series C cumulative convertible preferred stock, or the series C preferred stock. Dividends are cumulative on the series C preferred stock from the date of original issuance in the amount of $1.09375 per share each year, which is equivalent to 4.375% of the $25.00 liquidation preference per share. Dividends on the series C preferred stock are payable quarterly in arrears. The series C preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series C preferred stock will rank senior to Digital Realty Trust, Inc. common stock with respect to the payment of distributions and other amounts and rank on parity with Digital Realty Trust, Inc. series D preferred stock and series E preferred stock. Digital Realty Trust, Inc. is not allowed to redeem the series C preferred stock, except in limited circumstances to preserve its status as a REIT. Holders of the series C preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

Holders of shares of series C preferred stock may convert some or all of their outstanding shares of series C preferred stock initially at a conversion rate of 0.5164 shares of Digital Realty Trust, Inc. common stock per $25.00 liquidation preference. Effective September 13, 2011, the conversion rate has been adjusted to 0.5420 shares of common stock per $25.00 liquidation preference as a result of the aggregate dividends in excess of the reference dividend that Digital Realty Trust, Inc. declared and paid on its common stock beginning with the quarter ended March 31, 2010 and through the quarter ended September 30, 2011. Except as otherwise provided,

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

shares of the series C preferred stock will be convertible only into shares of Digital Realty Trust, Inc. common stock. On or after April 10, 2012, Digital Realty Trust, Inc. may, at its option, convert some or all of the series C preferred stock into that number of shares of common stock that are issuable at the then-applicable conversion rate. Digital Realty Trust, Inc. may exercise this conversion option only if (1) the closing sale price per share of its common stock equals or exceeds 130% of the then-applicable conversion price of the series C preferred stock for at least 20 trading days in a period of 30 consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to the issuance of a press release announcing the exercise of Digital Realty Trust, Inc.’s conversion option; and (2) on or prior to the effective date of Digital Realty Trust, Inc.’s conversion option, Digital Realty Trust, Inc. has either declared and paid, or declared and set apart for payment, any unpaid dividends that are in arrears on the series C preferred stock. The conversion rate on the series C preferred stock is subject to adjustment, including, but not limited to, for certain dividends on Digital Realty Trust, Inc. common stock in excess of $0.28625 per share per quarter, subject to adjustment. If holders of shares of the series C preferred stock elect to convert their shares of the series C preferred stock in connection with a fundamental change that occurs on or prior to April 10, 2014, Digital Realty Trust, Inc. will increase the conversion rate for shares of the series C preferred stock surrendered for conversion by a number of additional shares determined based on the stock price at the time of such fundamental change and the effective date of such fundamental change. The aggregate number of shares of common stock issuable in connection with the exercise of the fundamental change conversion right may not exceed 7.3 million shares.

5.500% Series D Cumulative Convertible Preferred Stock

On February 6, 2008, Digital Realty Trust, Inc. issued 13,800,000 shares of its 5.500% series D cumulative convertible preferred stock, or the series D preferred stock. Dividends are cumulative on the series D preferred stock from the date of original issuance in the amount of $1.375 per share each year, which is equivalent to 5.500% of the $25.00 liquidation preference per share. Dividends on the series D preferred stock are payable quarterly in arrears. The series D preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series D preferred stock will rank senior to Digital Realty Trust, Inc. common stock with respect to the payment of distributions and other amounts and rank on parity with Digital Realty Trust, Inc. series C preferred stock and series E preferred stock. Digital Realty Trust, Inc. is not allowed to redeem the series D preferred stock, except in limited circumstances to preserve its status as a REIT. Holders of the series D preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

Holders of shares of series D preferred stock may convert some or all of their outstanding shares of series D preferred stock initially at a conversion rate of 0.5955 shares of Digital Realty Trust, Inc. common stock per $25.00 liquidation preference. Effective September 13, 2011, the conversion rate has been adjusted to 0.6200 shares of common stock per $25.00 liquidation preference as a result of the aggregate dividends in excess of the reference dividend that Digital Realty Trust, Inc. declared and paid on its common stock beginning with the quarter ended December 31, 2008 and through the quarter ended September 30, 2011. Except as otherwise provided, shares of the series D preferred stock will be convertible only into shares of Digital Realty Trust, Inc. common stock. On or after February 6, 2013, Digital Realty Trust, Inc. may, at its option, convert some or all of the series D preferred stock into that number of shares of common stock that are issuable at the then-applicable conversion rate. Digital Realty Trust, Inc. may exercise this conversion option only if (1) the closing sale price per share of its common stock equals or exceeds 130% of the then-applicable conversion price of the series D preferred stock for at least 20 trading days in a period of 30 consecutive trading days (including the last trading

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

day of such period) ending on the trading day immediately prior to the issuance of a press release announcing the exercise of Digital Realty Trust, Inc.’s conversion option; and (2) on or prior to the effective date of Digital Realty Trust, Inc.’s conversion option, Digital Realty Trust, Inc. has either declared and paid, or declared and set apart for payment, any unpaid dividends that are in arrears on the series D preferred stock. The conversion rate on the series D preferred stock is subject to adjustment, including, but not limited to, for certain dividends on Digital Realty Trust, Inc. common stock in excess of $0.31 per share per quarter, subject to adjustment. If holders of shares of the series D preferred stock elect to convert their shares of the series D preferred stock in connection with a fundamental change that occurs on or prior to February 6, 2015, Digital Realty Trust, Inc. will increase the conversion rate for shares of the series D preferred stock surrendered for conversion by a number of additional shares determined based on the stock price at the time of such fundamental change and the effective date of such fundamental change. The aggregate number of shares of common stock issuable in connection with the exercise of the fundamental change conversion right may not exceed 16.4 million shares.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

(d) Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interest in the Operating Partnership as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	106,039,279	95.6%	91,159,221	94.3%
Noncontrolling interests consist of:
Common units held by third parties	3,405,814	3.0	3,937,827	4.1
Incentive units held by employees and directors (see note 13)	1,530,316	1.4	1,525,592	1.6

	110,975,409	100.0%	96,622,640	100.0%

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $291.5 million and $244.5 million based on the closing market price of Digital Realty Trust, Inc. common stock on December 31, 2011 and 2010, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

The following table shows activity for the noncontrolling interests in the Operating Partnership for the years ended December 31, 2011, 2010 and 2009:

	Common Units	Incentive Units	Total
As of December 31, 2008	4,530,549	1,288,581	5,819,130
Redemption of common units for shares of our common stock(1)	(170,000)	—	(170,000)
Conversion of incentive units held by employees and directors for shares of our common stock(1)	—	(480,511)	(480,511)
Cancellation of incentive units held by employees and directors	—	(20,252)	(20,252)
Grant of incentive units to employees and directors	—	270,730	270,730

As of December 31, 2009	4,360,549	1,058,548	5,419,097
Redemption of common units for shares of our common stock(1)	(422,722)	—	(422,722)
Conversion of incentive units held by employees and directors for shares of our common stock(1)	—	(348,266)	(348,266)
Vesting of Class C Units (2007 Grant)	—	593,316	593,316
Grant of incentive units to employees and directors	—	222,024	222,024

As of December 31, 2010	3,937,827	1,525,622	5,463,449
Redemption of common units for shares of our common stock(1)	(532,013)	—	(532,013)
Conversion of incentive units held by employees and directors for shares of our common stock(1)	—	(126,710)	(126,710)
Cancellation of incentive units held by employees and directors	—	(53,138)	(53,138)
Grant of incentive units to employees and directors	—	184,542	184,542

As of December 31, 2011	3,405,814	1,530,316	4,936,130

(1)	This redemption was recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying consolidated balance sheet of Digital Realty Trust, Inc.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

(e) Dividends

We have declared the following dividends on our common and preferred stock for the years ended December 31, 2011, 2010 and 2009 (in thousands):

Date dividend declared	Dividend payable date	Series A Preferred Stock(1)		Series B Preferred Stock(2)		Series C Preferred Stock(3)	Series D Preferred Stock(4)	Series E Preferred Stock(5)		Common Stock
February 24, 2009	March 31, 2009	$2,199		$1,246		$1,914	$4,742	—		$25,077	(6)
April 28, 2009	June 30, 2009	2,199		1,246		1,914	4,742	—		25,126	(6)
July 28, 2009	September 30, 2009	2,199		1,246		1,914	4,742	—		27,502	(7)
October 27, 2009	December 31, 2009 for Series A, B, C and D Preferred Stock; January 15, 2010 for Common Stock	2,199		1,246		1,914	4,742	—		34,561	(8)

Total—2009		$8,796		$4,984		$7,656	$18,968	$—		$112,266

February 23, 2010	March 31, 2010	2,199		1,246		1,914	4,742	—		37,512	(9)
April 27, 2010	June 30, 2010	2,199		1,246		1,914	4,742	—		41,783	(9)
July 19, 2010	September 30, 2010	—	(10)	1,246		1,914	4,739	—		47,024	(11)
November 2, 2010	December 31, 2010 for Series C and D Preferred Stock; January 14, 2011 for Common Stock	—		—	(12)	1,914	4,739	—		48,297	(11)

Total—2010		$4,398		$3,738		$7,656	$18,962	$—		$174,616

February 10, 2011	March 31, 2011	—		—		1,832	4,690	—		62,459	(13)
April 25, 2011	June 30, 2011	—		—		1,441	3,272	—		67,031	(13)
July 25, 2011	September 30, 2011	—		—		1,402	3,034	—		69,830	(13)
October 24, 2011	December 30, 2011 for Series C, D and E Preferred Stock; January 13, 2012 for Common Stock	—		—		1,402	2,398	5,926	(14)	72,092	(13)

Total—2011		$—		$—		$6,077	$13,394	$5,926		$271,412

(1)	$2.125 annual rate of dividend per share.
(2)	$1.969 annual rate of dividend per share.
(3)	$1.094 annual rate of dividend per share.
(4)	$1.375 annual rate of dividend per share.
(5)	$1.750 annual rate of dividend per share.
(6)	$1.320 annual rate of dividend per share.
(7)	$1.440 annual rate of dividend per share.
(8)	$1.800 annual rate of dividend per share.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

(9)	$1.920 annual rate of dividend per share.
(10)	Redeemed on August 24, 2010 for a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date of approximately $1.3 million. In connection with the redemption, the previously incurred offering costs of approximately $4.2 million were written-off and deducted in the computation of net income available to common stockholders.
(11)	$2.120 annual rate of dividend per share.
(12)	Redeemed on December 10, 2010 for a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date of approximately $1.0 million. In connection with the redemption, the previously incurred offering costs of approximately $2.7 million were written-off and deducted in the computation of net income available to common stockholders.
(13)	$2.720 annual rate of dividend per share.
(14)	Represents a pro rata dividend from and including the original issue date to and including December 31, 2011.

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

All distributions paid on our common and preferred stock in 2011, 2010 and 2009 were classified as ordinary income for income tax purposes.

(f) Accumulated Other Comprehensive Loss, Net

The accumulated balances for each classification of other comprehensive loss are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive loss, net
Balance as of December 31, 2009	$(19,501)	$(8,446)	$(27,947)
Net current period change	(13,674)	(6,732)	(20,406)
Reclassification to interest expense from interest rate swaps	—	6,272	6,272

Balance as of December 31, 2010	$(33,175)	$(8,906)	$(42,081)
Net current period change	(16,123)	(3,050)	(19,173)
Reclassification to interest expense from interest rate swaps	—	5,374	5,374

Balance as of December 31, 2011	$(49,298)	$(6,582)	$(55,880)

12. Capital and Accumulated Other Comprehensive Loss

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

December 31, 2011 and 2010

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

(b) Convertible Preferred Units

4.375% Series C Cumulative Convertible Preferred Units

On April 10, 2007, the Operating Partnership issued 7,000,000 of its 4.375% series C cumulative convertible preferred units, or the series C preferred units, to the General Partner in conjunction with the General Partner’s issuance of an equivalent number of shares of its 4.375% series C cumulative convertible preferred stock, or the series C preferred stock. Distributions are cumulative on the series C preferred units from the date of original issuance in the amount of $1.09375 per unit each year, which is equivalent to 4.375% of the $25.00 liquidation preference per unit. Distributions on the series C preferred units are payable quarterly in arrears. The series C preferred units do not have a stated maturity date and are not subject to any sinking fund. The General Partner is not allowed to redeem the series C preferred stock except in limited circumstances to preserve the General Partner’s status as a REIT. Upon liquidation, dissolution or winding up, the series C preferred units will rank senior to the common units with respect to the payment of distributions and other amounts and rank on parity with the Operating Partnership’s series D preferred units and series E preferred units. The General Partner has no voting rights with respect to the series C preferred units.

The series C preferred units convert into common units based upon conversions by the holders of an equivalent number of shares of the series C preferred stock. The initial conversion rate on the series C preferred units was equal to 0.5164 common units per $25.00 liquidation preference. Effective September 13, 2011, the conversion rate was adjusted to 0.5420 common units per $25.00 liquidation preference as a result of an equivalent adjustment to the conversion rate of the series C preferred stock effective on that date. Except as otherwise provided, series C preferred units will be convertible only into common units. The conversion rate on the series C preferred units is subject to adjustment based on adjustments to the conversion rate of the series C preferred stock. The conversion rate on the series C preferred stock is subject to adjustment including, but not limited to, for certain dividends on the General Partner’s common stock in excess of $0.28625 per share per quarter, subject to adjustment. If holders of the series C preferred stock elect to convert their series C preferred stock in connection with a fundamental change that occurs on or prior to April 10, 2014, the General Partner will increase the conversion rate for the series C preferred stock surrendered for conversion by a number of additional shares of common stock determined based on the common stock price at the time of such fundamental change and the effective date of such fundamental change, and an equivalent change will be made to the conversion rate of the series C preferred units.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

5.500% Series D Cumulative Convertible Preferred Units

On February 6, 2008, the Operating Partnership issued 13,800,000 of its 5.500% series D cumulative convertible preferred units, or the series D preferred units, to the General Partner in conjunction with the General Partner’s issuance of an equivalent number of shares of its 5.500% series D cumulative convertible preferred stock, or the series D preferred stock. Distributions are cumulative on the series D preferred units from the date of original issuance in the amount of $1.375 per unit each year, which is equivalent to 5.500% of the $25.00 liquidation preference per unit. Distributions on the series D preferred units are payable quarterly in arrears. The series D preferred units do not have a stated maturity date and are not subject to any sinking fund. The General Partner is not allowed to redeem the series D preferred stock except in limited circumstances to preserve the General Partner’s status as a REIT. Upon liquidation, dissolution or winding up, the series D preferred units will rank senior to the common units with respect to the payment of distributions and other amounts and rank on parity with the Operating Partnership’s series C preferred units and series E preferred units. The General Partner has no voting rights with respect to the series D preferred units.

The series D preferred units convert into common units based upon conversions by the holders of an equivalent number of shares of the series D preferred stock. The initial conversion rate on the series D preferred units was equal to 0.5955 common units per $25.00 liquidation preference. Effective September 13, 2011, the conversion rate was adjusted to 0.6200 common units per $25.00 liquidation preference as a result of an equivalent adjustment to the conversion rate of the series D preferred stock effective on that date. Except as otherwise provided, series D preferred units will be convertible only into common units. The conversion rate on the series D preferred units is subject to adjustment based on adjustments to the conversion rate of the series D preferred stock. The conversion rate on the series D preferred stock is subject to adjustment including, but not limited to, for certain dividends on the General Partner’s common stock in excess of $0.31 per share per quarter, subject to adjustment. If holders of the series D preferred stock elect to convert their series D preferred stock in connection with a fundamental change that occurs on or prior to February 6, 2015, the General Partner will increase the conversion rate for the series D preferred stock surrendered for conversion by a number of additional shares of common stock determined based on the common stock price at the time of such fundamental change and the effective date of such fundamental change, and an equivalent change will be made to the conversion rate of the series D preferred units

(c) Allocations of Net Income and Net Losses to Partners

Except for special allocations to holders of profits interest units described below in note 13(a) under the heading “Incentive Plan—Long-Term Incentive Units,” the Operating Partnership’s net income will generally be allocated to Digital Realty Trust, Inc. (the General Partner) to the extent of the accrued preferred return on its preferred units, and then to the General Partner and the Operating Partnership’s limited partners in accordance with the respective percentage interests in the common units issued by the Operating Partnership. Net loss will generally be allocated to the General Partner and the Operating Partnership’s limited partners in accordance with the respective common percentage interests in the Operating Partnership until the limited partner’s capital is reduced to zero and any remaining net loss would be allocated to the General Partner. However, in some cases, losses may be disproportionately allocated to partners who have guaranteed our debt. The allocations described above are subject to special allocations relating to depreciation deductions and to compliance with the provisions of Sections 704(b) and 704(c) of the Code, and the associated Treasury Regulations.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

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

The redemption value of the limited partners’ common units and the vested incentive units was approximately $291.5 million and $244.5 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on December 31, 2011 and 2010, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

(e) Distributions

Date distribution declared	Distribution payable date	Series A Preferred Unit(1)		Series B Preferred Unit(2)		Series C Preferred Unit(3)	Series D Preferred Unit(4)	Series E Preferred Unit(5)		Common Units
February 24, 2009	March 31, 2009	$2,199		$1,246		$1,914	$4,742	$—		$27,053	(6)
April 28, 2009	June 30, 2009	2,199		1,246		1,914	4,742	—		27,064	(6)
July 28, 2009	September 30, 2009	2,199		1,246		1,914	4,742	—		29,575	(7)
October 27, 2009	December 31, 2009 for Series A, B, C and D Preferred Units; January 15, 2010 for Common Units	2,199		1,246		1,914	4,742	—		37,004	(8)

Total—2009		$8,796		$4,984		$7,656	$18,968	$—		$120,696

February 23, 2010	March 31, 2010	2,199		1,246		1,914	4,742	—		40,143	(9)
April 27, 2010	June 30, 2010	2,199		1,246		1,914	4,742	—		44,442	(9)
July 19, 2010	September 30, 2010	—	(10)	1,246		1,914	4,739	—		49,960	(11)
November 2, 2010	December 31, 2010 for Series C and D Preferred Units; January 14, 2011 for Common Units	—		—	(12)	1,914	4,739	—		51,210	(11)

Total—2010		$4,398		$3,738		$7,656	$18,962	$—		$185,755
February 10, 2011	March 31, 2011	—		—		1,832	4,690	—		66,252	(13)
April 25, 2011	June 30, 2011	—		—		1,441	3,272	—		70,576	(13)
July 25, 2011	September 30, 2011	—		—		1,402	3,034	—		73,247	(13)
October 24, 2011	December 30, 2011 for Series C, D and E Preferred Units; January 13, 2012 for Common Units	—		—		1,402	2,398	5,926	(14)	75,456	(13)

Total—2011		$—		$—		$6,077	$13,394	$5,926		$285,531

(1)	$2.125 annual rate of distribution per unit.
(2)	$1.969 annual rate of distribution per unit.
(3)	$1.094 annual rate of distribution per unit.
(4)	$1.375 annual rate of distribution per unit.
(5)	$1.750 annual rate of distribution per unit.
(6)	$1.320 annual rate of distribution per unit.
(7)	$1.440 annual rate of distribution per unit.
(8)	$1.800 annual rate of distribution per unit.
(9)	$1.920 annual rate of distribution per unit.
(10)	Redeemed on August 24, 2010 for a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date of approximately $1.3 million. In connection with the redemption, the previously incurred offering costs of approximately $4.2 million were written-off and deducted in the computation of net income available to common unitholders.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

(11)	$2.120 annual rate of distribution per unit.
(12)	Redeemed on December 10, 2010 for a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date of approximately $1.0 million. In connection with the redemption, the previously incurred offering costs of approximately $2.7 million were written-off and deducted in the computation of net income available to common unitholders.
(13)	$2.720 annual rate of distribution per unit.
(14)	Represents a pro rata distribution from and including the original issue date to and including December 31, 2011.

(f) Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2009	$(21,337)	$(9,293)	$(30,630)
Net current period change	(14,714)	(7,160)	(21,874)
Reclassification to interest expense from interest rate swaps	—	6,644	6,644

Balance as of December 31, 2010	$(36,051)	$(9,809)	$(45,860)
Net current period change	(16,653)	(3,185)	(19,838)
Reclassification to interest expense from interest rate swaps	—	5,631	5,631

Balance as of December 31, 2011	$(52,704)	$(7,363)	$(60,067)

13. Incentive Plan

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

As of December 31, 2011, 3,738,782 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Amended and Restated 2004 Incentive Award

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

Plan. Each long-term incentive unit and Class C Unit issued under the Amended and Restated 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the Amended and Restated 2004 Incentive Award Plan and the individual award limit discussed above.

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

December 31, 2011 and 2010

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

During the years ended December 31, 2011, 2010 and 2009, certain employees were granted an aggregate of 85,910, 114,031 and 122,420 long-term incentive units, respectively. During the years ended December 31, 2011, 2010 and 2009, certain employees were also granted an aggregate of 98,632, 107,993 and 148,310 long-term incentive units, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of units in which the employee ultimately vests. The performance condition is based upon our achievement of the respective fiscal years’ Funds From Operations per share targets. Upon evaluating the results of the performance condition, the final number of units is determined and such units vest based on satisfaction of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the grant date and 30% vesting on each of the third and fourth anniversaries of the grant date, provided the grantee continues employment on each anniversary date. Based on our 2011, 2010 and 2009 FFO per diluted share and unit, all of the 2011, 2010 and 2009 long-term incentive units satisfied the performance condition. The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock, are being expensed on a straight-line basis for service awards over the vesting period of the long-term incentive units, which ranges from three to five years. For performance based awards, we expense the fair value using an accelerated method with each vesting tranche valued as a separate award.

The expense recorded for the years ended December 31, 2011, 2010 and 2009 related to long-term incentive units was approximately $8.7 million, $7.1 million and $4.5 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.8 million, $0.8 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $12.7 million and $12.9 million as of December 31, 2011 and 2010, respectively. We expect to recognize this unearned compensation over the next 2.5 years on a weighted average basis.

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

December 31, 2011 and 2010

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

We previously determined that the market condition with respect to the first measurement date was not achieved. On May 1, 2010, we determined that 593,316 of the Class C Units and 20,169 shares of restricted stock subject to the 2007 Grant satisfied the market condition on the second measurement date (May 1, 2010), with the value of these units equal to the maximum amount of the award pool payable pursuant to the 2007 Grant on the second measurement date. Of the Class C Units that satisfied the market condition on May 1, 2010, 60% vested on May 1, 2010 and the remaining 40% will vest ratably each month thereafter for 24 months.

The fair value of the 2007 Grant was measured on the grant date using a Monte Carlo simulation to estimate the probability of the multiple market conditions being satisfied. The Monte Carlo simulation uses a statistical formula underlying the Black-Scholes and binomial formulas, and such simulation was run approximately 100,000 times. For each simulation, the value of the payoff was calculated at the settlement date and was then discounted to the grant date at a risk-free interest rate. The expected value of the Class C units on the grant date was determined by multiplying the average of the values over all simulations by the number of outstanding shares of Digital Realty Trust, Inc. common stock and Operating Partnership units. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. Other significant assumptions used in the valuation included an expected term of 36 months, expected stock price volatility of 23%, a risk-free interest rate of 4.6%, and a dividend growth rate of 5.0%. The fixed award limit under the plan was $17 million for the first market condition and $40 million for the second market condition, and there were 69.2 million shares of Digital Realty Trust, Inc. common stock and Operating Partnership units outstanding as of the 2007 grant date. The grant date fair value of these awards of approximately $11.8 million will be recognized as compensation expense on a straight-line basis over the expected service period of five years. The unearned compensation as of December 31, 2011 and 2010 was $0.6 million and $2.9 million, respectively. As of December 31, 2011 and 2010, 558,872 and 439,653, respectively, of the Class C Units subject to the 2007 Grant had vested. We recognized compensation expense related to the Class C Units subject to the 2007 Grant of $2.0 million, $1.9 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

(c) Stock Options

The fair value of each option granted under the 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model. For the years ended December 31, 2011, 2010 and 2009, no stock options were granted. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. The expense recorded for the years ended December 31, 2011, 2010 and 2009, respectively was approximately $0.8 million, $0.9 million and $0.9 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Unearned compensation representing the unvested portion of the stock options totaled $0.3 million and $1.3 million for the years ended December 31, 2011 and 2010, respectively. We expect to recognize this unearned compensation over the next 0.3 years on a weighted average basis.

The following table summarizes the Amended and Restated 2004 Incentive Award Plan’s stock option activity for the year ended December 31, 2011:

	Year ended December 31, 2011
	Shares	Weighted average exercise price
Options outstanding, beginning of period	470,264	$28.35
Exercised	(123,777)	38.83
Cancelled / Forfeited	(8,727)	41.73

Options outstanding, end of period	337,760	$24.17

Exercisable, end of period	309,673	$22.58

We issued new common shares for the common stock options exercised during the years ended December 31, 2011, 2010 and 2009. The intrinsic value of options exercised in the years ended December 31, 2011, 2010 and 2009 was approximately $2.6 million, $3.0 million and $4.6 million, respectively.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2011:

Options outstanding					Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value
$12.00-13.02	182,369	2.83	$12.01	$9,968,838	182,369	2.83	$12.01	$9,968,838
$20.37-28.09	19,000	3.92	22.00	848,820	19,000	3.92	22.00	848,820
$33.18-41.73	136,391	5.28	40.74	3,536,712	108,304	5.26	40.48	2,836,222

	337,760	3.88	$24.17	$14,354,370	309,673	3.75	$22.58	$13,653,880

(d) Restricted Stock

During the years ended December 31, 2011, 2010 and 2009, certain employees were granted an aggregate of 41,220, 41,853 and 53,651 shares of restricted stock, respectively. During the years ended December 31, 2011,

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

2010 and 2009, certain employees were also granted an aggregate of 50,999, 37,914 and 53,909 shares of restricted stock, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of shares in which the employee ultimately vests. The performance condition is based upon our achievement of the respective year’s FFO per share targets. Upon evaluating the results of the performance condition, the final number of shares is determined and such shares vest based on satisfaction of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the grant date and 30% vesting on each of the third and fourth anniversaries of the grant date provided the grantee continues employment on each anniversary date. Based on our 2011, 2010 and 2009 FFO per diluted share and unit, all of the 2011, 2010 and 2009 restricted stock satisfied the performance condition.

The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock, are being expensed on a straight-line basis for service awards over the vesting period of the restricted stock, which ranges from three to four years. For performance based awards, we expense the fair value using an accelerated method with each vesting tranche valued as a separate award.

The expense recorded for the years ended December 31, 2011, 2010 and 2009 related to grants of restricted stock was approximately $2.0 million, $1.5 million and $1.0 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $1.5 million, $0.8 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $5.5 million and $4.2 million as of December 31, 2011 and 2010, respectively. We expect to recognize this unearned compensation over the next 2.7 years on a weighted average basis.

(e) 401(k) Plan

We have a 401(k) plan whereby our employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The 401(k) Plan complies with Internal Revenue Service requirements as a 401(k) Safe Harbor Plan whereby discretionary contributions made by us are 100% vested. The aggregate cost of our contributions to the 401(k) Plan was approximately $1.5 million, $1.1 million, and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The fair value of these derivatives was ($5.5) million and ($8.0) million at December 31, 2011 and December 31, 2010, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2011, 2010 and 2009, respectively, there were no ineffective portions to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our debt. As of December 31, 2011, we estimate that an additional $2.9 million will be reclassified as an increase to interest expense during the twelve months ending December 31, 2012, when the hedged forecasted transactions impact earnings.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

As of December 31, 2011 and 2010, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Notional Amount				Type of Derivative	Strike Rate	Effective Date	Expiration Date	Fair Value at Significant Other Observable Inputs (Level 2)
As of December 31, 2011		As of December 31, 2010						As of December 31, 2011	As of December 31, 2010
$—		$19,515	(1)	Swap	4.944	Jul. 10, 2006	Apr. 10, 2011	$—	$(231)
66,563	(1)	66,858	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013	(2,363)	(2,471)
13,319	(2)	13,978	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013	(583)	(828)
9,636	(2)	10,113	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013	(435)	(621)
8,480	(2)	8,900	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013	(432)	(557)
39,483	(2)	41,430	(2)	Swap	3.776	Dec. 5, 2006	Jan. 18, 2012	(41)	(1,129)
33,946	(2)	35,620	(2)	Swap	4.000	Dec. 20, 2006	Jan. 18, 2012	(38)	(1,054)
38,883	(2)	40,152	(2)	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014	(1,592)	(1,139)
16,163		16,976		Cap	4.000	June 24, 2009	June 25, 2012	—	3
20,500		20,500		Cap	4.000	Aug. 4, 2010	June 15, 2013	—	30

$246,973		$274,042						$(5,484)	$(7,997)

(1)	Translation to U.S. dollars is based on exchange rate of $1.55 to £1.00 as of December 31, 2011 and $1.56 to £1.00 as of December 31, 2010.
(2)	Translation to U.S. dollars is based on exchange rate of $1.30 to €1.00 as of December 31, 2011 and $1.34 to €1.00 as of December 31, 2010.

We do not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2011.

15. Fair Value of Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value.

Current accounting guidance requires the Company to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value. The Company’s disclosures of estimated fair value of financial instruments at December 31, 2011 and December 31, 2010 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

As of December 31, 2011 and 2010, the aggregate estimated fair value and carrying value of our revolving credit facilities, unsecured senior notes, exchangeable senior debentures, mortgage loans and other secured loan were as follows (in thousands):

	As of December 31, 2011		As of December 31, 2010
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Revolving credit facilities(1)	$275,106	$275,106	$333,534	$333,534
Unsecured senior notes(2)(3)	1,502,271	1,441,072	1,103,983	1,066,030
Exchangeable senior debentures(2)(3)	438,327	266,400	504,241	353,702
Mortgage loans(2)	1,007,615	947,132	1,078,220	1,043,188
Other secured loan(2)	10,688	10,500	10,720	10,500

	$3,234,007	$2,940,210	$3,030,698	$2,806,954

(1)	The carrying value of our revolving credit facilities approximate estimated fair value, due to the short-term nature of these instruments along with the variability of interest rates.
(2)	Valuations for our unsecured senior notes, mortgage loans and other secured loan are determined based on the expected future payments discounted at risk-adjusted rates. The 2015 Notes, 2020 Notes and 2021 Notes and exchangeable senior debentures are valued based on quoted market prices.
(3)	The carrying value of the 2015 Notes, 2020 Notes and 2021 Notes are net of discount of $8,928 and $8,970 in the aggregate as of December 31, 2011 and December 31, 2010, respectively. The carrying values of our exchangeable senior debentures are net of discount of $1,456 as of December 31, 2010, related to our 2026 Debentures.

16. Tenant Leases

The future minimum lease payments to be received (excluding operating expense reimbursements) by us as of December 31, 2011, under non-cancelable operating leases are as follows (in thousands):

2012	$802,273
2013	778,723
2014	713,955
2015	633,439
2016	555,387
Thereafter	2,393,360

Total	$5,877,137

Included in the above amounts are minimum lease payments to be received from The tel(x) Group, Inc., or tel(x), and SoftLayer Technologies, Inc., or SoftLayer, related parties further discussed in note 17. The future minimum lease payments to be received (excluding operating expense reimbursements) by us from tel(x) and SoftLayer as of December 31, 2011, under non-cancelable operating leases are as follows (in thousands):

2012	$59,652
2013	63,398
2014	67,475
2015	70,563
2016	72,516
Thereafter	655,768

Total	$989,372

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

Operating revenues from properties outside the United States were $116.7 million, $93.7 million and $82.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. For the years ended December 31, 2011, 2010, and 2009, no single foreign country comprised more than 10% of total revenues.

For the years ended December 31, 2011, 2010 and 2009, revenues recognized from subsidiaries of CenturyLink, Inc. comprised approximately 9.6%, 11.6%, and 13.9% of total revenues, respectively. Other than noted here, for the years ended December 31, 2011, 2010, and 2009, no single tenant comprised more than 10% of total revenues.

17. Related Party Transactions

In December 2006, we entered into ten leases with tel(x), pursuant to which tel(x) provides enhanced meet-me-room services to our customers. The initial terms of these leases expire in 2026, and tel(x) has options to extend them through 2046. tel(x) was acquired by GI Partners Fund II, LLP in November 2006, which, collectively with GI Partners Side Fund II, L.P., owned the majority of the outstanding stock of tel(x). Richard Magnuson, our director and Chairman, is the chief executive officer of the advisor to GI Partners Fund II, LLP and GI Partners Side Fund II, L.P. During the year ended December 31, 2011, GI Partners Fund II, LLP and GI Partners Side Fund II, L.P completed the sale of tel(x) to an unrelated third party. Our consolidated statements of operations include rental revenues of approximately $42.5 million, $26.8 million and $20.6 million from tel(x) for the years ended December 31, 2011, 2010 and 2009, respectively from leases entered into before tel(x) was sold to an unrelated third party. In connection with the lease agreements, we entered into an operating agreement with tel(x), effective as of December 1, 2006, with respect to joint sales and marketing efforts, designation of representatives to manage the national relationship between us and tel(x) and future meet-me-room facilities. As of December 31, 2011 and 2010, tel(x) leased from us 254,314 square feet under 41 lease agreements and 202,987 square feet under 31 lease agreements, respectively, all of which were entered into prior to the sale of tel(x) to an unrelated third party in September 2011.

We also entered into an agreement with tel(x), effective as of December 1, 2006, with respect to percentage rent arising out of potential future lease agreements for rentable space in buildings covered by the meet-me-room lease agreements. Percentage rent earned during the years ended December 31, 2011, 2010 and 2009 amounted to approximately $3.6 million, $2.5 million and $1.5 million, respectively.

In addition, in connection with the lease agreements, we entered into a management agreement with tel(x), effective as of December 1, 2007, pursuant to which tel(x) agreed to provide us with certain management services in exchange for a management fee of one percent of rents actually collected by tel(x).

We are party to nine leases with SoftLayer, of which eight are in place as of December 31, 2011 and the remaining lease will commence in a future period. The initial terms of these leases expire from 2013 to 2025, and SoftLayer has options to extend them from 2018 through 2035. On August 3, 2010, GI Partners Fund III, L.P. acquired a controlling interest in SoftLayer. Richard Magnuson, our Chairman, is also a manager of the general partner to GI Partners Fund III, L.P. Our consolidated statements of operations include rental revenues of approximately $20.2 million and $4.2 million from SoftLayer for the year ended December 31, 2011 and 2010, respectively. No rental revenues were earned from SoftLayer for the year ended December 31, 2009.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

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

We have ground leases on Paul van Vlissingenstraat 16 that expires in 2054, Chemin de l’Epinglier 2 that expires in 2074, Clonshaugh Industrial Estate I and II that expires in 2981, Manchester Technopark that expires in 2125, 29A International Business Park that expires in 2038, Gyroscoopweg 2E-2F, which has a continuous ground lease and will be adjusted on January 1, 2042, and Naritaweg 52, which has a continuous ground lease. We have an operating lease for our current headquarters, which we occupied in June 2005 and expires in May 2012. In late 2011, we executed a lease for a new location for our headquarters, which will begin in approximately June 2012, with a lease term of 12 years with an option to extend the lease for an additional five years. We also have operating leases at 111 8th Avenue (2nd and 6th floors), 8100 Boone Boulevard and 111 8th Avenue (3rd and 7th floors), which expire in June 2014, September 2017 and February 2022, respectively. The lease at 111 8th Avenue (2nd and 6th floors) has an option to extend the lease until June 2019 and the lease at 111 8th Avenue (3rd and 7th floors) has an option to extend the lease until February 2032. The lease at 8100 Boone Boulevard has no extension option.

We have a fully prepaid ground lease on 2055 E. Technology Circle that expires in 2083. We have a fully prepaid ground lease on Cateringweg 5 that expires in 2059. The ground lease at Naritaweg 52 has been prepaid through December 2036.

Rental expense for these leases was approximately $8.5 million, $7.8 million, and $7.9 million for the years ended December 31, 2011, 2010 and 2009 respectively.

The minimum commitment under these leases, excluding the fully prepaid ground lease, as of December 31, 2011 was as follows (in thousands):

2012	$9,032
2013	9,325
2014	7,453
2015	5,500
2016	5,435
Thereafter	66,767

$103,512

(b) Contingent liabilities

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the leases of the 192,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2012. We made payments of approximately $1.6 million, $4.7 million and $41,000 to the seller during the years ended December 31, 2011, 2010 and 2009, respectively. We have recorded approximately $0.7 million and $2.3 million for this contingent liability on our consolidated balance sheet at December 31, 2011 and December 31, 2010, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined. As of December 31, 2011, construction is not complete and none of the leases executed subsequent to purchase would cause an amount to become probable of payment and therefore no amount is accrued as of December 31, 2011. The maximum amount that could be earned by the seller is S$50.0 million (or approximately $38.6 million based on the exchange rate as of December 31, 2011). The earnout contingency expires in November 2020.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At December 31, 2011, we had open commitments related to construction contracts of approximately $184.7 million.

19. Quarterly Financial Information (Digital Realty Trust, Inc.) (unaudited)

The tables below reflect selected quarterly information for the years ended December 31, 2011 and 2010. Certain amounts have been reclassified to conform to the current year presentation (in thousands, except per share amounts).

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Total operating revenues	$270,612	$273,476	$267,881	$250,741
Net income	47,197	37,689	38,228	39,012
Net income attributable to Digital Realty Trust, Inc.	45,716	36,344	36,703	37,502
Preferred stock dividends	9,726	4,436	4,713	6,522
Net income available to common stockholders	35,990	31,908	31,990	30,980
Basic net income per share available to common stockholders	$0.34	$0.32	$0.33	$0.34

Diluted net income per share available to common stockholders	$0.34	$0.31	$0.33	$0.33

	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Total operating revenues	$238,672	$237,486	$197,464	$191,779
Net income	36,298	23,626	19,902	25,586
Net income attributable to Digital Realty Trust, Inc.	35,221	23,036	19,192	24,845
Preferred stock dividends	7,608	9,194	10,101	10,101
Net income available to common stockholders	24,865	9,639	9,091	14,744
Basic net income per share available to common stockholders	$0.27	$0.11	$0.11	$0.19

Diluted net income per share available to common stockholders	$0.27	$0.11	$0.11	$0.18

20. Quarterly Financial Information (Digital Realty Trust, L.P.) (unaudited)

The tables below reflect selected quarterly information for the years ended December 31, 2011 and 2010. Certain amounts have been reclassified to conform to the current year presentation (in thousands, except per unit amounts).

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and 2010

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Total operating revenues	$270,612	$273,476	$267,881	$250,741
Net income	47,197	37,689	38,228	39,012
Net income attributable to Digital Realty Trust, L.P.	47,246	37,765	38,285	39,154
Preferred unit distributions	9,726	4,436	4,713	6,522
Net income available to common unitholders	37,520	33,329	33,572	32,632
Basic net income per unit available to common unitholders	$0.34	$0.32	$0.33	$0.34

Diluted net income per unit available to common unitholders	$0.34	$0.31	$0.33	$0.33

	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Total operating revenues	$238,672	$237,486	$197,464	$191,779
Net income	36,298	23,626	19,902	25,586
Net income attributable to Digital Realty Trust, L.P.	36,557	23,573	19,752	25,818
Preferred unit distributions	7,608	9,194	10,101	10,101
Net income available to common unitholders	26,201	10,176	9,651	15,717
Basic net income per unit available to common unitholders	$0.27	$0.11	$0.11	$0.19

Diluted net income per unit available to common unitholders	$0.27	$0.11	$0.11	$0.18

21. Subsequent Events

On February 14, 2012, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit:

Share Class	Series C Preferred Stock	Series D Preferred Stock	Series E Preferred Stock	Common stock and common unit
Dividend and distribution amount	$0.273438	$0.343750	$0.437500	$0.730000
Dividend and distribution payable date	March 30, 2012	March 30, 2012	March 30, 2012	March 30, 2012
Dividend payable to shareholders of record on	March 15, 2012	March 15, 2012	March 15, 2012	March 15, 2012
Annual equivalent rate of dividend and distribution	$1.094	$1.375	$1.750	$2.920

On February 22, 2012, we completed the acquisition of Convergence Business Park in Lewisville, Texas for a purchase price of approximately $ 123.0 million. The property consists of both income producing and redevelopment buildings along with undeveloped land. The acquisition was funded with borrowings under our global revolving credit facility.

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(In thousands)

				Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition (A) or construction (C)
	Metropolitan Area	Encumbrances		Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
36 NE 2nd Street	Miami	16,346		1,942	—	24,184	3,785	—	1,942	—	27,969	29,911	(9,074)	2002	(A)
2323 Bryan Street	Dallas	—		1,838	—	77,604	34,890	—	1,838	—	112,494	114,332	(34,670)	2002	(A)
6 Braham Street	London, England	—		3,776	—	28,166	690	—	3,900	—	28,732	32,632	(7,381)	2002	(A)
300 Boulevard East	New York Metro	41,917		5,140	—	48,526	57,719	—	5,140	—	106,245	111,385	(32,904)	2002	(A)
2334 Lundy Place	Silicon Valley	39,003		3,607	—	23,008	72	—	3,607	—	23,080	26,687	(7,048)	2002	(A)
34551 Ardenwood Boulevard 1-4	Silicon Valley	53,627		15,330	—	32,419	2,244	—	15,330	—	34,663	49,993	(11,640)	2003	(A)
2440 Marsh Lane	Dallas	—		1,477	—	10,330	70,837	—	1,477	—	81,167	82,644	(21,418)	2003	(A)
2010 East Centennial Circle	Phoenix	—		—	1,477	16,472	(110)	—	—	1,322	16,517	17,839	(4,368)	2003	(A)
375 Riverside Parkway	Atlanta	—		1,250	—	11,578	30,906	—	1,250	—	42,484	43,734	(10,289)	2003	(A)
3300 East Birch Street	Los Angeles	7,121		3,777	—	4,611	434	—	3,777	—	5,045	8,822	(2,405)	2003	(A)
47700 Kato Road & 1055 Page Avenue	Silicon Valley	—		5,272	—	20,166	43	—	5,272	—	20,209	25,481	(4,281)	2003	(A)
4849 Alpha Road	Dallas	10,031		2,983	—	10,650	41,911	—	2,983	—	52,561	55,544	(5,760)	2004	(A)
600 West Seventh Street	Los Angeles	52,709		18,478	—	50,824	45,223	—	18,478	—	96,047	114,525	(31,014)	2004	(A)
2045 & 2055 LaFayette Street	Silicon Valley	65,551		6,065	—	43,817	20	—	6,065	—	43,837	49,902	(10,668)	2004	(A)
100 & 200 Quannapowitt Parkway	Boston	32,513		12,416	—	26,154	33,021	—	12,416	—	59,175	71,591	(11,088)	2004	(A)
11830 Webb Chapel Road	Dallas	30,900		5,881	—	34,473	1,003	—	5,881	—	35,476	41,357	(10,262)	2004	(A)
150 South First Street	Silicon Valley	51,508		2,068	—	29,214	960	—	2,068	—	30,174	32,242	(6,790)	2004	(A)
3065 Gold Camp Drive	Sacramento	—		1,886	—	10,686	1,103	—	1,886	—	11,789	13,675	(2,825)	2004	(A)
200 Paul Avenue 1-4	San Francisco	74,458		14,427	—	75,777	48,275	—	14,427	—	124,052	138,479	(34,353)	2004	(A)
1100 Space Park Drive	Silicon Valley	53,609		5,130	—	18,206	12,671	—	5,130	—	30,877	36,007	(13,443)	2004	(A)
3015 Winona Avenue	Los Angeles	—		6,534	—	8,356	7	—	6,534	—	8,363	14,897	(2,554)	2004	(A)
833 Chestnut Street	Philadelphia	—		5,738	—	42,249	41,251	—	5,738	—	83,500	89,238	(31,279)	2005	(A)
1125 Energy Park Drive	Minneapolis/St. Paul	—		2,775	—	10,761	37	—	2,775	—	10,798	13,573	(2,805)	2005	(A)
350 East Cermak Road	Chicago	—		8,466	—	103,232	195,666	—	8,621	—	298,743	307,364	(84,484)	2005	(A)
8534 Concord Center Drive	Denver	—		2,181	—	11,561	75	—	2,181	—	11,636	13,817	(3,588)	2005	(A)
2401 Walsh Street	Silicon Valley	—		5,775	—	19,267	34	—	5,775	—	19,301	25,076	(4,295)	2005	(A)
2403 Walsh Street	Silicon Valley	—		5,514	—	11,695	20	—	5,514	—	11,715	17,229	(2,782)	2005	(A)
4700 Old Ironsides Drive	Silicon Valley	—		5,504	—	9,727	19	—	5,504	—	9,746	15,250	(2,524)	2005	(A)
4650 Old Ironsides Drive	Silicon Valley	—		2,865	—	4,540	7,019	—	2,865	—	11,559	14,424	(1,914)	2005	(A)
200 North Nash Street	Los Angeles	—		4,562	—	12,503	187	—	4,562	—	12,690	17,252	(3,211)	2005	(A)
731 East Trade Street	Charlotte	5,605	(1)	1,748	—	5,727	248	—	1,748	—	5,975	7,723	(1,241)	2005	(A)
113 North Myers	Charlotte	—		1,098	—	3,127	1,880	—	1,098	—	5,007	6,105	(1,300)	2005	(A)
125 North Myers	Charlotte	—		1,271	—	3,738	6,092	—	1,271	—	9,830	11,101	(3,730)	2005	(A)
Paul van Vlissingenstraat 16	Amsterdam, Netherlands	13,319		—	—	15,255	30,220	—	—	—	45,475	45,475	(4,471)	2005	(A)
600-780 S. Federal	Chicago	—		7,849	—	27,881	5,963	—	7,849	—	33,844	41,693	(7,280)	2005	(A)
115 Second Avenue	Boston	—		1,691	—	12,569	10,161	—	1,691	—	22,730	24,421	(8,131)	2005	(A)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION—(Continued)

DECEMBER 31, 2011

(In thousands)

				Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition (A) or construction (C)
	Metropolitan Area	Encumbrances		Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
Chemin de l’Epinglier 2	Geneva, Switzerland	9,636		—	—	20,071	1,988	—	—	—	22,059	22,059	(4,670)	2005	(A)
251 Exchange Place	Northern Virginia	—		1,622	—	10,425	152	—	1,622	—	10,577	12,199	(2,820)	2005	(A)
7500 Metro Center Drive	Austin	—		1,177	—	4,877	2,494	—	1,177	—	7,371	8,548	(1,513)	2005	(A)
7620 Metro Center Drive	Austin	—		510	—	6,760	9	—	510	—	6,769	7,279	(1,542)	2005	(A)
3 Corporate Place	New York Metro	—		2,124	—	12,678	78,272	—	2,124	—	90,950	93,074	(35,010)	2005	(A)
4025 Midway Road	Dallas	—		2,196	—	14,037	20,231	—	2,196	—	34,268	36,464	(12,770)	2006	(A)
Clonshaugh Industrial Estate	Dublin	—		—	1,444	5,569	2,737	—	—	107	9,643	9,750	(2,467)	2006	(A)
6800 Millcreek Drive	Toronto	—		1,657	—	11,352	2,289	—	1,657	—	13,641	15,298	(3,027)	2006	(A)
101 Aquila Way	Atlanta	—		1,480	—	34,797	41	—	1,480	—	34,838	36,318	(8,461)	2006	(A)
12001 North Freeway	Houston	—		6,965	—	23,492	17,950	—	6,965	—	41,442	48,407	(5,414)	2006	(A)
14901 FAA Boulevard	Dallas	—		3,303	—	40,799	117	—	3,303	—	40,916	44,219	(7,279)	2006	(A)
120 E Van Buren	Phoenix	—		4,524	—	157,822	87,010	—	4,524	—	244,832	249,356	(51,289)	2006	(A)
Gyroscoopweg 2E-2F	Amsterdam, Netherlands	8,480		—	—	13,450	(86)	—	—	—	13,364	13,364	(2,654)	2006	(A)
Clonshaugh Industrial Estate II	Dublin	38,883		—	—	—	77,596	—	—	—	77,596	77,596	(17,654)	2006	(C)
600 Winter Street	Boston	—		1,429	—	6,228	49	—	1,429	—	6,277	7,706	(1,036)	2006	(A)
2300 NW 89th Place	Miami	—		1,022	—	3,767	18	—	1,022	—	3,785	4,807	(862)	2006	(A)
2055 East Technology Circle	Phoenix	—		—	—	8,519	26,892	—	—	—	35,411	35,411	(9,980)	2006	(A)
114 Rue Ambroise Croizat	Paris, France	39,483		12,261	—	34,051	75,679	—	11,375	—	110,616	121,991	(17,708)	2006	(A)
Unit 9, Blanchardstown Corporate Park	Dublin, Ireland	33,946		1,927	—	40,024	18,477	—	1,876	—	58,552	60,428	(10,131)	2006	(A)
111 8th Avenue	New York Metro	—		—	—	17,688	13,254	—	—	—	30,942	30,942	(17,223)	2006	(A)
1807 Michael Faraday Court	Northern Virginia	—		1,499	—	4,578	1,694	—	1,499	—	6,272	7,771	(1,640)	2006	(A)
8100 Boone Boulevard	Northern Virginia	—		—	—	158	977	—	—	—	1,135	1,135	(754)	2006	(A)
21110 Ridgetop Circle	Northern Virginia	—		2,934	—	14,311	985	—	2,934	—	15,296	18,230	(2,645)	2007	(A)
3011 Lafayette Street	Silicon Valley	—		3,354	—	10,305	47,960	—	3,354	—	58,265	61,619	(19,049)	2007	(A)
44470 Chilum Place	Northern Virginia	—		3,531	—	37,360	4	—	3,531	—	37,364	40,895	(4,963)	2007	(A)
43881 Devin Shafron Drive	Northern Virginia	—		4,653	—	23,631	89,356	—	4,653	—	112,987	117,640	(32,375)	2007	(A)
43831 Devin Shafron Drive	Northern Virginia	—		3,027	—	16,247	516	—	3,027	—	16,763	19,790	(2,444)	2007	(A)
43791 Devin Shafron Drive	Northern Virginia	—		3,490	—	17,444	45,733	—	3,490	—	63,177	66,667	(14,226)	2007	(A)
Mundells Roundabout	London, England	66,563		31,354	—	—	58,461	—	24,776	—	65,039	89,815	(5,211)	2007	(C)
210 N Tucker	St. Louis	—		2,042	—	17,223	19,780	—	2,042	—	37,003	39,045	(3,748)	2007	(A)
900 Walnut Street	St. Louis	—		1,791	—	29,516	2,974	—	1,791	—	32,490	34,281	(4,685)	2007	(A)
1 Savvis Parkway	St. Louis	—		3,301	—	20,639	217	—	3,301	—	20,856	24,157	(2,839)	2007	(A)
1500 Space Park Drive	Silicon Valley	38,223	(2)	6,732	—	6,325	46,030	—	4,106	—	54,981	59,087	(18,731)	2007	(A)
Cressex 1	London, England	27,786		3,629	—	9,036	24,840	—	2,988	—	34,517	37,505	(7,391)	2007	(A)
Naritaweg 52	Amsterdam, Netherlands	—		—	1,192	23,441	(2,545)	—	—	1,060	21,028	22,088	(2,591)	2007	(A)
1 St. Anne’s Boulevard	London, England	—		1,490	—	1,045	(425)	—	1,189	—	921	2,110	(94)	2007	(A)
2 St. Anne’s Boulevard	London, England	—		922	—	695	38,339	—	792	—	39,164	39,956	(241)	2007	(A)
3 St. Anne’s Boulevard	London, England	—		22,079	—	16,351	100,838	—	17,470	—	121,798	139,268	(9,294)	2007	(A)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION—(Continued)

DECEMBER 31, 2011

(In thousands)

				Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition (A) or construction (C)
	Metropolitan Area	Encumbrances		Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
365 South Randolphville Road	New York Metro	—		3,019	—	17,404	120,942	—	3,019	—	138,346	141,365	(11,956)	2008	(A)
701 & 717 Leonard Street	Dallas	—		2,165	—	9,934	196	—	2,165	—	10,130	12,295	(940)	2008	(A)
650 Randolph Road	New York Metro	—		3,986	—	6,883	3,693	—	3,986	—	10,576	14,562	(556)	2008	(A)
Manchester Technopark	Manchester, England	8,453		—	—	23,918	(4,751)	—	—	—	19,167	19,167	(1,926)	2008	(A)
1201 Comstock Street	Silicon Valley	16,163		2,093	—	1,606	26,051	—	3,398	—	26,352	29,750	(5,965)	2008	(A)
7505 Mason King Court	Northern Virginia	—		2,390	—	8,257	6,930	—	2,390	—	15,187	17,577	(2,030)	2008	(A)
1550 Space Park Drive	Silicon Valley	—		2,301	—	766	904	—	1,926	—	2,045	3,971	—	2008	(A)
1525 Comstock Street	Silicon Valley	—		2,293	—	16,216	29,281	—	2,061	—	45,729	47,790	(8,940)	2008	(A)
43915 Devin Shafron Drive	Northern Virginia	—		6,927	—	—	85,215	—	6,927	—	85,215	92,142	(11,097)	2009	(C)
43790 Devin Shafron Drive	Northern Virginia	—		8,168	—	—	12,560	—	8,168	—	12,560	20,728	(185)	2009	(C)
43830 Devin Shafron Drive	Northern Virginia	—		5,509	—	—	46,124	—	5,509	—	46,124	51,633	(638)	2009	(C)
1232 Alma Road	Dallas	—		2,267	—	3,740	52,925	—	2,267	—	56,665	58,932	(5,446)	2009	(A)
900 Quality Way	Dallas	—		1,446	—	1,659	19,079	—	1,446	—	20,738	22,184	—	2009	(A)
1400 N. Bowser Road	Dallas	—		2,041	—	3,389	7	—	2,041	—	3,396	5,437	—	2009	(A)
1301 International Parkway	Dallas	—		333	—	344	1	—	333	—	345	678	—	2009	(A)
908 Quality Way	Dallas	—		6,730	—	4,493	7,780	—	6,730	—	12,273	19,003	(2,409)	2009	(A)
904 Quality Way	Dallas	—		760	—	744	2	—	760	—	746	1,506	—	2009	(A)
905 Security Row	Dallas	—		4,056	—	1,553	7	—	4,056	—	1,560	5,616	—	2009	(A)
1202 Alma Road	Dallas	—		—	—	—	2,617	—	—	—	2,617	2,617	—	2009	(C)
444 Toyama Drive	Silicon Valley	—		6,046	—	10,660	—	—	6,046	—	10,660	16,706	(615)	2009	(A)
1350 Duane	Silicon Valley	52,574	(3)	7,081	—	69,817	60	—	7,081	—	69,877	76,958	(3,921)	2009	(A)
45901 & 45845 Nokes Boulevard	Northern Virginia	—		3,437	—	28,785	447	—	3,437	—	29,232	32,669	(1,617)	2009	(A)
21561 & 21571 Beaumeade Circle	Northern Virginia	—		3,966	—	24,211	44	—	3,966	—	24,255	28,221	(1,249)	2009	(A)
21551 Beaumeade Circle	Northern Virginia	—		3,007	—	—	16,530	—	3,007	—	16,530	19,537	—	2009	(C)
60 & 80 Merritt	New York Metro	—		3,418	—	71,477	11,479	—	3,418	—	82,956	86,374	(4,336)	2010	(A)
55 Middlesex	Boston	—		9,975	—	68,363	3,093	—	9,975	—	71,456	81,431	(4,365)	2010	(A)
128 First Avenue	Boston	—		5,465	—	185,348	13,256	—	5,465	—	198,604	204,069	(13,126)	2010	(A)
Cateringweg 5	Amsterdam, Netherlands	—		—	3,518	3,517	44,653	—	—	3,725	47,963	51,688	(492)	2010	(A)
1725 Comstock Street	Silicon Valley	—		3,274	—	6,567	37,490	—	3,274	—	44,057	47,331	(2,920)	2010	(A)
3015 and 3115 Alfred Street	Silicon Valley	—		6,533	—	3,725	51,042	—	6,533	—	54,767	61,300	(1,787)	2010	(A)
365 Main Street	San Francisco	—		22,854	—	158,709	3,162	—	22,854	—	161,871	184,725	(6,416)	2010	(A)
720 2nd Street	San Francisco	—		3,884	—	116,861	1,723	—	3,884	—	118,584	122,468	(4,778)	2010	(A)
2260 East El Segundo	Los Angeles	—		11,053	—	51,397	5,680	—	11,053	—	57,077	68,130	(2,156)	2010	(A)
2121 South Price Road	Phoenix	—		7,335	—	238,452	54,965	—	7,335	—	293,417	300,752	(9,580)	2010	(A)
4030 Lafayette	Northern Virginia	—		2,492	—	16,912	1,767	—	2,492	—	18,679	21,171	(756)	2010	(A)
4040 Lafayette	Northern Virginia	—		1,246	—	4,267	—	—	1,246	—	4,267	5,513	(209)	2010	(A)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION—(Continued)

DECEMBER 31, 2011

(In thousands)

				Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition (A) or construction (C)
	Metropolitan Area	Encumbrances		Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
4050 Lafayette	Northern Virginia	—		1,246	—	4,371	33,747	—	1,246	—	38,118	39,364	(813)	2010	(A)
800 Central Expressway	Silicon Valley	10,000		8,976	—	18,155	21,139	—	8,976	—	39,294	48,270	—	2010	(A)
2950 Zanker Road	Silicon Valley	—		6,903	—	20,885	—	—	6,903	—	20,885	27,788	(892)	2010	(A)
900 Dorothy Street	Dallas	—		1,415	—	13,799	1	—	1,415	—	13,800	15,215	(614)	2010	(A)
29A International Business Park	Singapore	—		—	—	137,545	64,722	—	—	—	202,267	202,267	(2,118)	2010	(A)
Loudoun Parkway North	Northern Virginia	—		17,300	—	—	1,093	—	17,300	—	1,093	18,393	—	2011	(C)
1-23 Templar Road	Sydney, Australia	—		11,173	—	—	5,832	—	11,173	—	5,832	17,005	—	2011	(C)
Fountain Court	London, England	—		7,544	—	12,506	6,603	—	7,544	—	19,109	26,653	—	2011	(C)
72/98 Radnor Drive	Melbourne, Australia	—		4,467	—	—	1,188	—	4,467	—	1,188	5,655	—	2011	(C)
Cabot Street	Boston	—		2,386	—	—	2,161	—	2,386	—	2,161	4,547	—	2011	(C)
3825 NW Aloclek Place	Portland	—		1,689	—	—	4,303	—	1,689	—	4,303	5,992	—	2011	(C)
11085 Sun Center Drive	Sacramento	—		2,490	—	21,509	1	—	2,490	—	21,510	24,000	(155)	2011	(A)
Profile Park	Dublin, Ireland	—		6,288	—	—	2,624	—	6,288	—	2,624	8,912	—	2011	(C)
1506 Moran Road	Northern Virginia	—		1,527	—	—	1,689	—	1,527	—	1,689	3,216	—	2011	(A)
760 Doug Davis Drive	Atlanta	—		4,837	—	53,551	—	—	4,837	—	53,551	58,388	—	2011	(A)
360 Spear Street	San Francisco	48,725	(4)	19,828	—	56,733	—	—	19,828	—	56,733	76,561	—	2011	(A)
Other		—		—	—	8,298	34,368	—	—	—	42,666	42,666	(1,340)

		947,132		569,958	7,631	3,121,090	2,419,904	—	555,113	6,214	5,557,256	6,118,583	(900,044)

(1)	The balance shown includes an unamortized premium of $799.
(2)	The balance shown includes an unamortized premium of $348.
(3)	The balance shown includes an unamortized discount of $226.
(4)	The balance shown includes an unamortized premium of $1,156.

See accompanying independent registered public accounting firm report.

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

NOTES TO SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2011

(In thousands)

(1) Tax Cost

The aggregate gross cost of the Company’s properties for federal income tax purposes approximated $6,481.3 million (unaudited) as of December 31, 2011.

(2) Historical Cost and Accumulated Depreciation and Amortization

The following table reconciles the historical cost of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2011.

	Year Ended December 31,
	2011	2010	2009
Balance, beginning of year	$5,227,542	$3,610,322	$3,042,699
Additions during period (acquisitions and improvements)	891,041	1,617,299	568,003
Deductions during period (dispositions and write-off of tenant improvements)	—	(79)	(380)

Balance, end of year	$6,118,583	$5,227,542	$3,610,322

The following table reconciles accumulated depreciation and amortization of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2011.

	Year Ended December 31,
	2011	2010	2009
Balance, beginning of year	$660,700	$459,521	$302,960
Additions during period (depreciation and amortization expense)	239,344	201,190	156,786
Deductions during period (dispositions and write-off of tenant improvements)	—	(11)	(225)

Balance, end of year	$900,044	$660,700	$459,521

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Management’s Report on Internal Control over Financial Reporting for Digital Realty Trust, Inc. and Digital Realty Trust, L.P. are included in Part II, Item 8, Financial Statements and Supplementary Data on pages 86 and 87.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the company carried out an evaluation, under the supervision and with participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2011. Based on the foregoing, the company’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the operating partnership carried out an evaluation, under the supervision and with participation of the chief executive officer and chief financial officer of its general partner, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2011. Based on the foregoing, the operating partnership’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the operating partnership’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

We have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure. We have furnished to the Securities and Exchange Commission as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2011, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 906 of the Sarbanes Oxley Act. In addition, as required by Section 303A.12 of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning our security ownership of certain beneficial owners and management and equity compensation plan information required by Item 12 will be included in the Proxy Statement to be filed relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Schedules:

Please refer to the Index to the Consolidated Financial Statements included under Part II, Item 8, Financial Statements and Supplementary Data.

(a)(3) Exhibits:

Exhibit Number	Description

2.1	Purchase and Sale Agreement, dated as of December 24, 2009, by and among Sentinel Properties—Needham, LLC, SP—Needham I, LLC and Digital Realty Trust, L.P. (incorporated by reference to Exhibit 2.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on December 31, 2009).

2.2	Purchase and Sale Agreement, dated as of December 24, 2009, by and between Sentinel Properties—Bedford, LLC and Digital Realty Trust, L.P. (incorporated by reference to Exhibit 2.2 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on December 31, 2009).

2.3	Purchase and Sale Agreement, dated as of December 24, 2009, by and between Sentinel Properties—Trumbull, LLC and Digital Realty Trust, L.P. (incorporated by reference to Exhibit 2.3 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on December 31, 2009).

2.4	Asset Purchase Agreement, dated as of June 1, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on June 2, 2010).

2.5	First Amendment to Asset Purchase Agreement, dated as of June 16, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.5 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

2.6	Second Amendment to Asset Purchase Agreement, dated as of June 17, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.6 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

2.7	Third Amendment to Asset Purchase Agreement, dated as of June 18, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.7 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2011).

Exhibit Number	Description

3.2	Fourth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 21, 2012).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

3.4	Ninth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on September 20, 2011).

4.1	Specimen Certificate for Common Stock for Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 26, 2004).

4.2	Specimen Certificate for Series C Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 11, 2007).

4.3	Specimen Certificate for Series D Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 11, 2008).

4.4	Specimen Certificate for Digital Realty Trust, Inc.’s 7.000% Series E Cumulative Redeemable Preferred Stock (incorporated by reference to Digital Realty Trust’s Registration Statement on Form 8-A filed on September 12, 2011).

4.5	Registration Rights Agreement, dated as of October 27, 2004, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and the Unit Holders, as defined therein (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

4.6	Indenture, dated as of April 20, 2009, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 5.50% Exchangeable Senior Debentures due 2029 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 22, 2009).

4.7	Registration Rights Agreement, dated April 20, 2009, among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 22, 2009).

4.8	Indenture, dated as of January 28, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wilmington Trust FSB, as trustee, including the form of 5.875% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on January 29, 2010).

4.9	Registration Rights Agreement, dated January 28, 2010, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on January 29, 2010).

4.10	Indenture, dated as of July 8, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 4.50% Notes due 2015 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on July 12, 2010).

Exhibit Number	Description

4.11	Registration Rights Agreement, dated July 8, 2010, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.2 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on July 12, 2010).

4.12	Indenture, dated as of March 8, 2011, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on March 8, 2011).

4.13	Supplemental Indenture No. 1, dated as of March 8, 2011, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 5.250% Notes due 2021 and the guarantee (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on March 8, 2011).

10.1†	Form of Indemnification Agreement by and between Digital Realty Trust, Inc. and its directors and officers (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 13, 2004).

10.2	Non-competition Agreement, dated as of October 28, 2004, by and between Digital Realty Trust, Inc. and Global Innovation Partners, LLC (incorporated by reference to Exhibit 10.10 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.3	Contribution Agreement, dated as of July 31, 2004, by and among Digital Realty Trust, L.P., San Francisco Wave eXchange, LLC, Santa Clara Wave eXchange, LLC and eXchange colocation, LLC (incorporated by reference to Exhibit 10.12 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on September 17, 2004).

10.4*	Revolving Credit Agreement, dated as of August 18, 2011, among Digital Singapore Jurong East Pte. Ltd., as Initial Singapore Borrower, Digital Realty Datafirm, LLC, as Initial Australia Borrower 1, Digital Realty Datafirm 2, LLC, as Initial Australia Borrower 2, Digital Realty Trust, L.P., as a Guarantor, Digital Realty Trust, Inc., as a Guarantor, the Subsidiary Guarantors named therein, as Subsidiary Guarantors, the Initial Lenders and each Swing Line Bank named therein, as Initial Lenders and each Swing Line Bank, Citicorp International Ltd., as Administrative Agent, and Citigroup Global Markets Inc., Citigroup Global Markets Singapore Pte. Ltd., Bank of America, N.A., Sumitomo Mitsui Banking Corporation and The Hong Kong and Shanghai Banking Corporation Limited, collectively, as Coordinating Bank (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 24, 2011).

10.5*	Global Senior Credit Agreement, dated as of November 3, 2011, among Digital Realty Trust, L.P., as borrower, Digital Realty Trust, Inc., as parent guarantor, the subsidiary borrowers and guarantors named therein, Citibank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein.

10.6†	Form of Profits Interest Units Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.7†	Form of Digital Realty Trust, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.45 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

Exhibit Number	Description

10.8†	Form of 2008 Class C Profits Interest Units Agreement (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.9†	First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Appendix A to Digital Realty Trust, Inc.’s definitive proxy statement on Schedule 14A filed on March 30, 2007).

10.10†	Form of 2008 Performance-Based Profits Interest Units Agreement (incorporated by reference to Exhibit 10.3 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.11†	First Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.12	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., the subsidiary guarantors named therein, Prudential Investment Management, Inc. and the Prudential Affiliates named therein.

10.13†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.14†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Richard A. Magnuson (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.15†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.3 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.16†	Form of Amendment to Employment Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.17†	Amended and Restated Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Scott E. Peterson (incorporated by reference to Exhibit 10.45 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.18†	First Amendment to Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust (incorporated by reference to Exhibit 10.46 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.19†	First Amendment to Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Richard A. Magnuson (incorporated by reference to Exhibit 10.47 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.20†	Second Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 6, 2009).

10.21†	Third Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2009).

10.22†	Second Amendment to Employment Agreement, dated as of June 9, 2010, among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.21 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

Exhibit Number	Description

10.23	Amendment No. 1 to the Note Purchase and Private Shelf Agreement, dated as of June 30, 2010, between Digital Realty Trust, L.P. and Prudential Investment Management, Inc. and the other Purchasers party to the Note Agreement (incorporated by reference to Exhibit 10.27 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

10.24	Amendment No. 2 to the Note Purchase and Private Shelf Agreement, dated as of December 8, 2010, between Digital Realty Trust, L.P. and Prudential Investment Management, Inc. and the other Purchasers party to the Note Agreement (incorporated by reference to Exhibit 10.28 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 25, 2011).

10.25†	Third Amendment to Employment Agreement, dated as of November 12, 2010, among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.29 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 25, 2011).

10.26†	Employment Agreement, dated July 30, 2004, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and David J. Caron (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 9, 2011).

10.27†	First Amendment to Employment Agreement, dated December 4, 2008, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and David J. Caron (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 9, 2011).

10.28†	Second Amendment to Employment Agreement, dated June 7, 2011, among Digital Realty Trust, Inc., DLR, LLC and Richard A. Magnuson (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 5, 2011).

10.29†	First Amendment to Class C Profits Interest Units Agreement dated as of July 25, 2011 by and between Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Richard A. Magnuson (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2011).

10.30†	First Amendment to Incentive Stock Option Agreement dated as of July 25, 2011 by and between Digital Realty Trust, Inc. and Richard A. Magnuson (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2011).

10.31†	Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2011).

12.1	Statement of Computation of Ratios.

21.1	List of Subsidiaries of Digital Realty Trust, Inc.

21.2	List of Subsidiaries of Digital Realty Trust, L.P.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

Exhibit Number	Description

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101**	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-K for the year ended December 31, 2011, formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) Consolidated Income Statements for each of the years in the three-year period ended December 31, 2011; (iii) Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for each of the years in the three-year period ended December 31, 2011; (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2011; and (v) Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

By:	/s/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer

Date: February 27, 2012

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

Signature	Title	Date

/S/ RICHARD A. MAGNUSON Richard A. Magnuson	Chairman of the Board	February 27, 2012

/S/ MICHAEL F. FOUST Michael F. Foust	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2012

/s/ A. WILLIAM STEIN A. William Stein	Chief Financial Officer & Chief Investment Officer (Principal Financial Officer)	February 27, 2012

/S/ EDWARD F. SHAM Edward F. Sham	Sr. Vice President and Controller (Principal Accounting Officer)	February 27, 2012

/S/ LAURENCE A. CHAPMAN Laurence A. Chapman	Director	February 27, 2012

/S/ RUANN F. ERNST Ruann F. Ernst, Ph.D.	Director	February 27, 2012

Signature	Title	Date

/S/ KATHLEEN EARLEY Kathleen Earley	Director	February 27, 2012

/S/ DENNIS E. SINGLETON Dennis E. Singleton	Director	February 27, 2012

/S/ ROBERT H. ZERBST Robert H. Zerbst	Director	February 27, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By:	Digital Realty Trust, Inc., Its General Partner

By:	/s/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer

Date: February 27, 2012

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

Signature	Title	Date

/s/ RICHARD A. MAGNUSON Richard A. Magnuson	Chairman of the Board	February 27, 2012

/S/ MICHAEL F. FOUST Michael F. Foust	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2012

/S/ A. WILLIAM STEIN A. William Stein	Chief Financial Officer & Chief Investment Officer (Principal Financial Officer)	February 27, 2012

/S/ EDWARD F. SHAM Edward F. Sham	Sr. Vice President and Controller (Principal Accounting Officer)	February 27, 2012

/S/ LAURENCE A. CHAPMAN Laurence A. Chapman	Director	February 27, 2012

Signature	Title	Date

/S/ RUANN F. ERNST Ruann F. Ernst, Ph.D.	Director	February 27, 2012

/S/ KATHLEEN EARLEY Kathleen Earley	Director	February 27, 2012

/S/ DENNIS E. SINGLETON Dennis E. Singleton	Director	February 27, 2012

/S/ ROBERT H. ZERBST Robert H. Zerbst	Director	February 27, 2011

EXHIBIT INDEX

Exhibit Number	Description

2.1	Purchase and Sale Agreement, dated as of December 24, 2009, by and among Sentinel Properties—Needham, LLC, SP—Needham I, LLC and Digital Realty Trust, L.P. (incorporated by reference to Exhibit 2.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on December 31, 2009).

2.2	Purchase and Sale Agreement, dated as of December 24, 2009, by and between Sentinel Properties—Bedford, LLC and Digital Realty Trust, L.P. (incorporated by reference to Exhibit 2.2 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on December 31, 2009).

2.3	Purchase and Sale Agreement, dated as of December 24, 2009, by and between Sentinel Properties—Trumbull, LLC and Digital Realty Trust, L.P. (incorporated by reference to Exhibit 2.3 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on December 31, 2009).

2.4	Asset Purchase Agreement, dated as of June 1, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on June 2, 2010).

2.5	First Amendment to Asset Purchase Agreement, dated as of June 16, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.5 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

2.6	Second Amendment to Asset Purchase Agreement, dated as of June 17, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.6 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

2.7	Third Amendment to Asset Purchase Agreement, dated as of June 18, 2010, by and among MainRock II Chandler, LLC, MainRock II Chantilly, LLC, MainRock, LLC, 365 Jack London Square, LLC and Rincon 365 Borrower, LLC, collectively, as the Sellers, and Digital Realty Trust, L.P., as the Purchaser (incorporated by reference to Exhibit 2.7 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2011).

3.2	Fourth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 21, 2012).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

Exhibit Number	Description

3.4	Ninth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on September 20, 2011).

4.1	Specimen Certificate for Common Stock for Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 26, 2004).

4.2	Specimen Certificate for Series C Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 11, 2007).

4.3	Specimen Certificate for Series D Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 11, 2008).

4.4	Specimen Certificate for Digital Realty Trust, Inc.’s 7.000% Series E Cumulative Redeemable Preferred Stock (incorporated by reference to Digital Realty Trust’s Registration Statement on Form 8-A filed on September 12, 2011).

4.5	Registration Rights Agreement, dated as of October 27, 2004, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and the Unit Holders, as defined therein (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

4.6	Indenture, dated as of April 20, 2009, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 5.50% Exchangeable Senior Debentures due 2029 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 22, 2009).

4.7	Registration Rights Agreement, dated April 20, 2009, among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 22, 2009).

4.8	Indenture, dated as of January 28, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wilmington Trust FSB, as trustee, including the form of 5.875% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on January 29, 2010).

4.9	Registration Rights Agreement, dated January 28, 2010, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on January 29, 2010).

4.10	Indenture, dated as of July 8, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 4.50% Notes due 2015 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on July 12, 2010).

4.11	Registration Rights Agreement, dated July 8, 2010, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.2 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on July 12, 2010).

Exhibit Number	Description

4.12	Indenture, dated as of March 8, 2011, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on March 8, 2011).

4.13	Supplemental Indenture No. 1, dated as of March 8, 2011, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 5.250% Notes due 2021 and the guarantee (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on March 8, 2011).

10.1†	Form of Indemnification Agreement by and between Digital Realty Trust, Inc. and its directors and officers (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 13, 2004).

10.2	Non-competition Agreement, dated as of October 28, 2004, by and between Digital Realty Trust, Inc. and Global Innovation Partners, LLC (incorporated by reference to Exhibit 10.10 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.3	Contribution Agreement, dated as of July 31, 2004, by and among Digital Realty Trust, L.P., San Francisco Wave eXchange, LLC, Santa Clara Wave eXchange, LLC and eXchange colocation, LLC (incorporated by reference to Exhibit 10.12 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on September 17, 2004).

10.4*	Revolving Credit Agreement, dated as of August 18, 2011, among Digital Singapore Jurong East Pte. Ltd., as Initial Singapore Borrower, Digital Realty Datafirm, LLC, as Initial Australia Borrower 1, Digital Realty Datafirm 2, LLC, as Initial Australia Borrower 2, Digital Realty Trust, L.P., as a Guarantor, Digital Realty Trust, Inc., as a Guarantor, the Subsidiary Guarantors named therein, as Subsidiary Guarantors, the Initial Lenders and each Swing Line Bank named therein, as Initial Lenders and each Swing Line Bank, Citicorp International Ltd., as Administrative Agent, and Citigroup Global Markets Inc., Citigroup Global Markets Singapore Pte. Ltd., Bank of America, N.A., Sumitomo Mitsui Banking Corporation and The Hong Kong and Shanghai Banking Corporation Limited, collectively, as Coordinating Bank (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 24, 2011).

10.5*	Global Senior Credit Agreement, dated as of November 3, 2011, among Digital Realty Trust, L.P., as borrower, Digital Realty Trust, Inc., as parent guarantor, the subsidiary borrowers and guarantors named therein, Citibank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein.

10.6†	Form of Profits Interest Units Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.7†	Form of Digital Realty Trust, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.45 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.8†	Form of 2008 Class C Profits Interest Units Agreement (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.9†	First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Appendix A to Digital Realty Trust, Inc.’s definitive proxy statement on Schedule 14A filed on March 30, 2007).

Exhibit Number	Description

10.10†	Form of 2008 Performance-Based Profits Interest Units Agreement (incorporated by reference to Exhibit 10.3 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.11†	First Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.12	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., the subsidiary guarantors named therein, Prudential Investment Management, Inc. and the Prudential Affiliates named therein.

10.13†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.14†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Richard A. Magnuson (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.15†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.3 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.16†	Form of Amendment to Employment Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.17†	Amended and Restated Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Scott E. Peterson (incorporated by reference to Exhibit 10.45 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.18†	First Amendment to Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust (incorporated by reference to Exhibit 10.46 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.19†	First Amendment to Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Richard A. Magnuson (incorporated by reference to Exhibit 10.47 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.20†	Second Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 6, 2009).

10.21†	Third Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2009).

10.22†	Second Amendment to Employment Agreement, dated as of June 9, 2010, among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.21 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

10.23	Amendment No. 1 to the Note Purchase and Private Shelf Agreement, dated as of June 30, 2010, between Digital Realty Trust, L.P. and Prudential Investment Management, Inc. and the other Purchasers party to the Note Agreement (incorporated by reference to Exhibit 10.27 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

Exhibit Number	Description

10.24	Amendment No. 2 to the Note Purchase and Private Shelf Agreement, dated as of December 8, 2010, between Digital Realty Trust, L.P. and Prudential Investment Management, Inc. and the other Purchasers party to the Note Agreement (incorporated by reference to Exhibit 10.28 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 25, 2011).

10.25†	Third Amendment to Employment Agreement, dated as of November 12, 2010, among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.29 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 25, 2011).

10.26†	Employment Agreement, dated July 30, 2004, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and David J. Caron (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 9, 2011).

10.27†	First Amendment to Employment Agreement, dated December 4, 2008, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and David J. Caron (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 9, 2011).

10.28†	Second Amendment to Employment Agreement, dated June 7, 2011, among Digital Realty Trust, Inc., DLR, LLC and Richard A. Magnuson (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 5, 2011).

10.29†	First Amendment to Class C Profits Interest Units Agreement dated as of July 25, 2011 by and between Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Richard A. Magnuson (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2011).

10.30†	First Amendment to Incentive Stock Option Agreement dated as of July 25, 2011 by and between Digital Realty Trust, Inc. and Richard A. Magnuson (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2011).

10.31†	Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2011).

12.1	Statement of Computation of Ratios.

21.1	List of Subsidiaries of Digital Realty Trust, Inc.

21.2	List of Subsidiaries of Digital Realty Trust, L.P.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

Exhibit Number	Description

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101**	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-K for the year ended December 31, 2011, formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) Consolidated Income Statements for each of the years in the three-year period ended December 31, 2011; (iii) Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for each of the years in the three-year period ended December 31, 2011; (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2011; and (v) Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.