Form 10-Q
period 2012-03-31
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2012-05-07
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Digital Realty Trust, Inc.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Digital Realty Trust, L.P.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Digital Realty Trust, Inc.:

Class	Outstanding at April 30, 2012
Common Stock, $.01 par value per share	110,190,705

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2012 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of March 31, 2012, Digital Realty Trust, Inc. owned an approximate 95.7% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 4.3% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of Digital Realty Trust, Inc. As of March 31, 2012, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$580,411	$555,113
Acquired ground leases	6,358	6,214
Buildings and improvements	5,552,398	5,253,754
Tenant improvements	344,882	303,502

Total investments in properties	6,484,049	6,118,583
Accumulated depreciation and amortization	(970,169)	(900,044)

Net investments in properties	5,513,880	5,218,539
Investment in unconsolidated joint ventures	27,661	23,976

Net investments in real estate	5,541,541	5,242,515
Cash and cash equivalents	26,243	40,631
Accounts and other receivables, net of allowance for doubtful accounts of $3,461 and $2,436 as of March 31, 2012 and December 31, 2011, respectively	91,132	90,580
Deferred rent	261,197	246,815
Acquired above market leases, net	27,595	29,701
Acquired in place lease value and deferred leasing costs, net	353,398	335,381
Deferred financing costs, net	27,695	29,849
Restricted cash	43,810	55,165
Other assets	45,450	27,929

Total assets	$6,418,061	$6,098,566

LIABILITIES AND EQUITY
Global revolving credit facility	$678,554	$275,106
Unsecured senior notes, net of discount	1,441,319	1,441,072
Exchangeable senior debentures	266,400	266,400
Mortgage loans, net of premiums	875,075	947,132
Other secured loan	10,500	10,500
Accounts payable and other accrued liabilities	313,968	315,133
Accrued dividends and distributions	—	75,455
Acquired below market leases, net	108,270	85,819
Security deposits and prepaid rents	90,991	101,538

Total liabilities	3,785,077	3,518,155
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 30,000,000 shares authorized:
Series C Cumulative Convertible Preferred Stock, 4.375%, $128,155 and $128,159 liquidation preference, respectively ($25.00 per share), 5,126,214 and 5,126,364 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	123,816	123,820
Series D Cumulative Convertible Preferred Stock, 5.500%, $174,426 and $174,426 liquidation preference, respectively ($25.00 per share), 6,977,055 and 6,977,055 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	168,669	168,669
Series E Cumulative Redeemable Preferred Stock, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per share), 11,500,000 and 11,500,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	277,172	277,292
Common Stock: $0.01 par value per share, 165,000,000 shares authorized, 107,342,049 and 106,039,279 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	1,069	1,057
Additional paid-in capital	2,558,968	2,496,651
Accumulated dividends in excess of earnings	(527,816)	(488,692)
Accumulated other comprehensive loss, net	(37,175)	(55,880)

Total stockholders’ equity	2,564,703	2,522,917

Noncontrolling Interests:
Noncontrolling interests in operating partnership	49,639	45,057
Noncontrolling interests in consolidated joint ventures	18,642	12,437

Total noncontrolling interests	68,281	57,494

Total equity	2,632,984	2,580,411

Total liabilities and equity	$6,418,061	$6,098,566

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
Operating Revenues:
Rental	$222,834	$196,795
Tenant reimbursements	57,862	51,834
Construction management	2,452	1,817
Other	—	295

Total operating revenues	283,148	250,741

Operating Expenses:
Rental property operating and maintenance	79,845	71,723
Property taxes	16,042	13,471
Insurance	2,230	2,051
Construction management	193	1,737
Depreciation and amortization	83,995	73,918
General and administrative	14,250	12,405
Transactions	677	681
Other	—	90

Total operating expenses	197,232	176,076

Operating income	85,916	74,665

Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	1,389	1,208
Interest and other income	709	264
Interest expense	(38,030)	(36,082)
Tax expense	(721)	(428)
Loss from early extinguishment of debt	—	(615)

Net income	49,263	39,012

Net income attributable to noncontrolling interests	(1,221)	(1,510)

Net income attributable to Digital Realty Trust, Inc.	48,042	37,502

Preferred stock dividends	(8,831)	(6,522)

Net income available to common stockholders	$39,211	$30,980

Net income per share available to common stockholders:
Basic	$0.37	$0.34
Diluted	$0.36	$0.33

Weighted average common shares outstanding:
Basic	107,099,856	91,428,355
Diluted	107,584,856	92,600,215

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three months ended March 31,
	2012	2011

Net income	$49,263	$39,012

Other comprehensive income (loss):
Foreign currency translation adjustments	19,303	16,406
(Decrease) increase in fair value of interest rate swaps	(945)	1,506
Reclassification to interest expense from interest rate swaps	1,104	1,585

Comprehensive income	68,725	58,509

Comprehensive income attributable to noncontrolling interests	(1,978)	(2,496)

Comprehensive income attributable to Digital Realty Trust, Inc.	$66,747	$56,013

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2011	$569,781	106,039,279	$1,057	$2,496,651	$ (488,692)	$ (55,880)	$2,522,917	$45,057	$12,437	$57,494	$2,580,411
Conversion of units to common stock	—	221,716	2	2,282	—	—	2,284	(2,284)	—	(2,284)	—
Issuance of restricted stock, net of forfeitures	—	91,397	—	—	—	—	—	—	—	—	—
Net proceeds from sale of common stock	—	956,818	10	62,702	—	—	62,712	—	—	—	62,712
Exercise of stock options	—	32,758	—	1,298	—	—	1,298	—	—	—	1,298
Preferred stock offering costs	(120)	—	—	—	—	—	(120)	—	—	—	(120)
Conversion of preferred stock	(4)	81	—	4	—	—	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	4,137	—	—	4,137	—	—	—	4,137
Reclassification of vested share based awards	—	—	—	(8,106)	—	—	(8,106)	8,106	—	8,106	—
Dividends declared on preferred stock	—	—	—	—	(8,831)	—	(8,831)	—	—	—	(8,831)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(78,335)	—	(78,335)	(3,583)	—	(3,583)	(81,918)
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	—	6,570	6,570	6,570
Net income	—	—	—	—	48,042	—	48,042	1,586	(365)	1,221	49,263
Other comprehensive income - foreign currency translation adjustments	—	—	—	—	—	18,552	18,552	751	—	751	19,303
Other comprehensive income - fair value of interest rate swaps	—	—	—	—	—	(908)	(908)	(37)	—	(37)	(945)
Other comprehensive income - reclassification to interest expense from interest rate swaps	—	—	—	—	—	1,061	1,061	43	—	43	1,104

Balance as of March 31, 2012	$569,657	107,342,049	$1,069	$2,558,968	$(527,816)	$(37,175)	$2,564,703	$49,639	$18,642	$68,281	$2,632,984

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:

Net income	$49,263	$39,012
Adjustments to reconcile net income to net cash provided by operating activities:

Loss on early extinguishment of debt-non cash portion	—	519
Equity in earnings of unconsolidated joint ventures	(1,389)	(1,208)
Distributions from unconsolidated joint venture	1,500	1,000
Write-off of net assets due to early lease terminations	—	90
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	69,216	57,559
Amortization of share-based unearned compensation	3,407	3,022
Allowance for (recovery of) doubtful accounts	1,025	(919)
Amortization of deferred financing costs	2,214	2,451
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	—	79
Amortization of debt discount/premium	242	786
Amortization of acquired in place lease value and deferred leasing costs	14,779	16,359
Amortization of acquired above market leases and acquired below market leases, net	(2,239)	(1,814)
Changes in assets and liabilities:
Restricted cash	9,272	381
Accounts and other receivables	1,484	(5,841)
Deferred rent	(15,902)	(12,749)
Deferred leasing costs	(2,922)	(4,591)
Other assets	(11,473)	(10,730)
Accounts payable and other accrued liabilities	(36,159)	(20,289)
Security deposits and prepaid rents	(11,781)	1,372

Net cash provided by operating activities	70,537	64,489

Cash flows from investing activities:

Acquisitions of real estate	(119,069)	—
Investment in unconsolidated joint ventures	(3,796)	(119)
Deposits paid for acquisitions of real estate	(7,132)	(1,294)
Receipt of value added tax refund	892	1,201
Refundable value added tax paid	(2,986)	(1,009)
Change in restricted cash	1,101	(67)
Improvements to and advances for investments in real estate	(185,964)	(135,110)
Improvement advances to tenants	(437)	(1,346)
Collection of advances from tenants for improvements	562	187

Net cash used in investing activities	(316,829)	(137,557)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Three Months Ended March 31
	2012	2011
Cash flows from financing activities:

Borrowings on revolving credit facilities	$525,037	$260,873
Repayments on revolving credit facilities	(122,367)	(382,500)
Borrowings on 5.250% unsecured senior notes due 2021	—	399,100
Principal payments on mortgage loans	(76,643)	(3,900)
Principal repayments on 2026 exchangeable senior debentures	—	(35,850)
Equity component settled associated with exchange of 2026 exchangeable senior debentures	—	(11,783)
Change in restricted cash	1,603	625
Payment of loan fees and costs	18	(3,369)
Capital contributions received from noncontrolling interests in joint ventures	6,570	42
Gross proceeds from the sale of common stock	63,346	5,734
Common stock offering costs paid	(634)	(137)
Preferred stock offering costs paid	(120)	—
Proceeds from exercise of stock options	1,298	866
Payment of dividends to preferred stockholders	(8,831)	(6,522)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(157,373)	(117,462)

Net cash provided by financing activities	231,904	105,717

Net (decrease) increase in cash and cash equivalents	(14,388)	32,649

Cash and cash equivalents at beginning of period	40,631	11,719

Cash and cash equivalents at end of period	$26,243	$44,368

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$53,876	$45,208
Cash paid for taxes	259	87

Supplementary disclosure of noncash investing and financing activities:

Change in net assets related to foreign currency translation adjustments	$19,303	$16,406
Decrease (increase) in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(945)	1,506
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	2,284	1,815
Preferred stock converted to shares of common stock	4	10,690
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	180,499	134,693
Issuance of common stock in exchange of 2026 exchangeable senior debentures, net	—	194
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	122,433	—
Acquired below market leases	(26,450)	—
Acquired in place lease value and deferred leasing costs	23,086	—

Cash paid for acquisition of real estate	$119,069	$—

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$580,411	$555,113
Acquired ground leases	6,358	6,214
Buildings and improvements	5,552,398	5,253,754
Tenant improvements	344,882	303,502

Total investments in properties	6,484,049	6,118,583
Accumulated depreciation and amortization	(970,169)	(900,044)

Net investments in properties	5,513,880	5,218,539
Investment in unconsolidated joint ventures	27,661	23,976

Net investments in real estate	5,541,541	5,242,515
Cash and cash equivalents	26,243	40,631
Accounts and other receivables, net of allowance for doubtful accounts of $3,461 and $2,436 as of March 31, 2012 and December 31, 2011, respectively	91,132	90,580
Deferred rent	261,197	246,815
Acquired above market leases, net	27,595	29,701
Acquired in place lease value and deferred leasing costs, net	353,398	335,381
Deferred financing costs, net	27,695	29,849
Restricted cash	43,810	55,165
Other assets	45,450	27,929

Total assets	$6,418,061	$6,098,566

LIABILITIES AND CAPITAL
Global revolving credit facility	$678,554	$275,106
Unsecured senior notes, net of discount	1,441,319	1,441,072
Exchangeable senior debentures	266,400	266,400
Mortgage loans, net of premiums	875,075	947,132
Other secured loan	10,500	10,500
Accounts payable and other accrued liabilities	313,968	315,133
Accrued dividends and distributions	—	75,455
Acquired below market leases, net	108,270	85,819
Security deposits and prepaid rents	90,991	101,538

Total liabilities	3,785,077	3,518,155
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Series C Cumulative Convertible Preferred Units, 4.375%, $128,155 and $128,159 liquidation preference, respectively ($25.00 per unit), 5,126,214 and 5,126,364 units issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	123,816	123,820
Series D Cumulative Convertible Preferred Units, 5.500%, $174,426 and $174,426 liquidation preference, respectively ($25.00 per unit), 6,977,055 and 6,977,055 units issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	168,669	168,669
Series E Cumulative Redeemable Preferred Units, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per unit), 11,500,000 and 11,500,000 units issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	277,172	277,292
107,342,049 and 106,039,279 common units issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	2,032,221	2,009,016
Limited partners, 3,240,814 and 3,405,814 common units, 1,179,808 and 1,054,473 profits interest units and 453,012 and 475,843 class C units outstanding as of March 31, 2012 and December 31, 2011, respectively	53,069	49,240
Accumulated other comprehensive loss	(40,605)	(60,063)

Total partners’ capitals	2,614,342	2,567,974
Noncontrolling interests in consolidated joint ventures	18,642	12,437

Total capital	2,632,984	2,580,411

Total liabilities and capital	$6,418,061	$6,098,566

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2012	2011
Operating Revenues:
Rental	$222,834	$196,795
Tenant reimbursements	57,862	51,834
Construction management	2,452	1,817
Other	—	295

Total operating revenues	283,148	250,741

Operating Expenses:
Rental property operating and maintenance	79,845	71,723
Property taxes	16,042	13,471
Insurance	2,230	2,051
Construction management	193	1,737
Depreciation and amortization	83,995	73,918
General and administrative	14,250	12,405
Transactions	677	681
Other	—	90

Total operating expenses	197,232	176,076

Operating income	85,916	74,665

Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	1,389	1,208
Interest and other income	709	264
Interest expense	(38,030)	(36,082)
Tax expense	(721)	(428)
Loss from early extinguishment of debt	—	(615)

Net income	49,263	39,012
Net loss attributable to noncontrolling interests in consolidated joint ventures	365	142

Net income attributable to Digital Realty Trust, L.P.	49,628	39,154

Preferred units distributions	(8,831)	(6,522)

Net income available to common unitholders	$40,797	$32,632

Net income per unit available to common unitholders:
Basic	$0.37	$0.34
Diluted	$0.36	$0.33

Weighted average common units outstanding:
Basic	111,432,822	96,302,608
Diluted	111,917,822	97,474,468

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three months ended March 31,
	2012	2011
Net income	$49,263	$39,012

Other comprehensive income (loss):
Foreign currency translation adjustments	19,303	16,406
(Decrease) increase in fair value of interest rate swaps	(945)	1,506
Reclassification to interest expense from interest rate swaps	1,104	1,585

Comprehensive income	$68,725	$58,509

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2011	23,603,419	$569,781	106,039,279	$2,009,016	4,936,130	$49,244	$(60,067)	$12,437	$2,580,411

Conversion of limited partner common units to general partner common units	—	—	221,716	2,284	(221,716)	(2,284)	—	—	—
Issuance of restricted common units, net of forfeitures	—	—	91,397	—	—	—	—	—	—
Net proceeds from issuance of common units	—	—	956,818	62,712	—	—	—	—	62,712
Issuance of common units in connection with the exercise of stock options	—	—	32,758	1,298	—	—	—	—	1,298
Issuance of common units, net of forfeitures	—	—	—	—	159,220	—	—	—	—
Preferred unit offering costs	—	(120)	—	—	—	—	—	—	(120)
Conversion of preferred units	(150)	(4)	81	4	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	4,137	—	—	—	—	4,137
Reclassification of vested share based awards	—	—	—	(8,106)	—	8,106	—	—	—
Distributions	—	(8,831)	—	(78,335)	—	(3,583)	—	—	(90,749)
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	6,570	6,570
Net income	—	8,831	—	39,211	—	1,586	—	(365)	49,263
Other comprehensive loss - foreign currency translation adjustments	—	—	—	—	—	—	19,303	—	19,303
Other comprehensive loss - fair value of interest rate swaps	—	—	—	—	—	—	(945)	—	(945)
Other comprehensive income - reclassification to interest expense from interest rate swaps	—	—	—	—	—	—	1,104	—	1,104

Balance as of March 31, 2012	23,603,269	$569,657	107,342,049	$2,032,221	4,873,634	$53,069	$(40,605)	$18,642	$2,632,984

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:

Net income	$49,263	$39,012
Adjustments to reconcile net income to net cash provided by operating activities:

Loss on early extinguishment of debt-non cash portion	—	519
Equity in earnings of unconsolidated joint ventures	(1,389)	(1,208)
Distributions from unconsolidated joint venture	1,500	1,000
Write-off of net assets due to early lease terminations	—	90
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	69,216	57,559
Amortization of share-based unearned compensation	3,407	3,022
Allowance for (recovery of) doubtful accounts	1,025	(919)
Amortization of deferred financing costs	2,214	2,451
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	—	79
Amortization of debt discount/premium	242	786
Amortization of acquired in place lease value and deferred leasing costs	14,779	16,359
Amortization of acquired above market leases and acquired below market leases, net	(2,239)	(1,814)
Changes in assets and liabilities:
Restricted cash	9,272	381
Accounts and other receivables	1,484	(5,841)
Deferred rent	(15,902)	(12,749)
Deferred leasing costs	(2,922)	(4,591)
Other assets	(11,473)	(10,730)
Accounts payable and other accrued liabilities	(36,159)	(20,289)
Security deposits and prepaid rents	(11,781)	1,372

Net cash provided by operating activities	70,537	64,489

Cash flows from investing activities:

Acquisitions of real estate	(119,069)	—
Investment in unconsolidated joint ventures	(3,796)	(119)
Deposits paid for acquisitions of real estate	(7,132)	(1,294)
Receipt of value added tax refund	892	1,201
Refundable value added tax paid	(2,986)	(1,009)
Change in restricted cash	1,101	(67)
Improvements to and advances for investments in real estate	(185,964)	(135,110)
Improvement advances to tenants	(437)	(1,346)
Collection of advances from tenants for improvements	562	187

Net cash used in investing activities	(316,829)	(137,557)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from financing activities:

Borrowings on revolving credit facilities	$525,037	$260,873
Repayments on revolving credit facilities	(122,367)	(382,500)
Borrowings on 5.250% unsecured senior notes due 2021	—	399,100
Principal payments on mortgage loans	(76,643)	(3,900)
Principal repayments on 2026 exchangeable senior debentures	—	(35,850)
Equity component settled associated with exchange of 2026 exchangeable senior debentures	—	(11,783)
Change in restricted cash	1,603	625
Payment of loan fees and costs	18	(3,369)
Capital contributions received from noncontrolling interests in joint ventures	6,570	42
General partner contributions	63,890	6,463
Payment of distributions to preferred unitholders	(8,831)	(6,522)
Payment of distributions to common unitholders	(157,373)	(117,462)

Net cash provided by financing activities	231,904	105,717

Net (decrease) increase in cash and cash equivalents	(14,388)	32,649

Cash and cash equivalents at beginning of period	40,631	11,719

Cash and cash equivalents at end of period	$26,243	$44,368

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$53,876	$45,208
Cash paid for taxes	259	87

Supplementary disclosure of noncash investing and financing activities:

Change in net assets related to foreign currency translation adjustments	$19,303	$16,406
Decrease (increase) in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(945)	1,506
Preferred units converted to common units	4	10,690
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	180,499	134,693
Issuance of common units associated with exchange of 2026 exchangeable senior debentures, net	—	194

Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	122,433	—
Acquired below market leases	(26,450)	—
Acquired in place lease value and deferred leasing costs	23,086	—

Cash paid for acquisition of real estate	$119,069	$—

See accompanying notes to the condesed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is engaged in the business of owning, acquiring, developing, redeveloping and managing technology-related real estate. The Company is focused on providing Turn-Key Datacenter® and Powered Base Building® datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from information technology and Internet enterprises, to manufacturing and financial services. As of March 31, 2012, our portfolio consisted of 102 properties, excluding three properties held as investments in unconsolidated joint ventures and land held for development, of which 86 are located throughout North America, 15 are located in Europe and one is located in Asia. We are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S., Amsterdam, Dublin, London and Paris markets in Europe and Singapore, Sydney and Melbourne markets in the Asia Pacific region. The portfolio consists of Internet gateway and corporate datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of March 31, 2012, Digital Realty Trust, Inc. owns a 95.7% common interest and a 100% preferred interest in the Operating Partnership. As sole general partner, Digital Realty Trust, Inc. has control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.

2. Summary of Significant Accounting Policies

(a) Principles of Consolidation and Basis of Presentation

The accompanying interim condensed consolidated financial statements include all of the accounts of Digital Realty Trust, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. Intercompany balances and transactions have been eliminated.

The accompanying interim condensed consolidated financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature, except as otherwise indicated. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012 and 2011

(unaudited)

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

(b) Cash Equivalents

For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of March 31, 2012, cash equivalents consist of investments in money market instruments.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012 and 2011

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

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of March 31, 2012 and December 31, 2011, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated statements of operations. For the three months ended March 31, 2012 and 2011, we had no such interest or penalties. The tax years 2008 through 2011 remain open to examination by the major taxing jurisdictions with which the Parent Company and its subsidiaries file tax returns.

See Note 9 for further discussion on income taxes.

(e) Presentation of Transactional-based Taxes

We account for transactional-based taxes, such as value added tax, or VAT, for our international properties on a net basis.

(f) Asset Retirement Obligations

We record accruals for estimated retirement obligations as required by current accounting guidance. The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. As of March 31, 2012 and December 31, 2011, the amount included in accounts payable and other accrued liabilities on our condensed consolidated balance sheets was approximately $1.2 million.

(g) Construction Management Revenue

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

Costs and estimated earnings in excess of billings on uncompleted construction management projects are included in other assets in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted construction management projects are included in accounts payable and other accrued liabilities in the condensed consolidated balance sheets. Customers are billed on a monthly basis at the end of each month, which can be in advance of work performed.

(h) Assets and Liabilities Measured at Fair Value

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012 and 2011

(unaudited)

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

Interest capitalized during the three months ended March 31, 2012 and 2011 was $4.5 million and $4.7 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of $7.9 million and $6.2 million for the three months ended March 31, 2012 and 2011, respectively. Cash flows from capitalized leasing costs of $6.2 million and $4.9 million are included in improvements to and advances for investments in real estate in cash flows from investing activities in the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, respectively.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012 and 2011

(unaudited)

(m) Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820). This ASU is intended to create consistency between U.S. GAAP and International Financial Reporting Standards on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements. We adopted this accounting guidance for financial statements issued for fiscal periods beginning after December 15, 2011. This update did not have a material effect on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This update amends Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income, to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders’ equity (or statement of capital) or the footnotes will no longer be allowed. The calculation of net income and basic and diluted net income per share (or per unit) will not be affected. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011. This update did not have a material effect on our financial statements.

3. Investments in Real Estate

We acquired the following real estate property during the three months ended March 31, 2012:

Location	Metropolitan Area	Date Acquired	Amount (in millions)
Convergence Business Park (1)	Dallas, Texas	February 22, 2012	$123.0

(1)	Convergence Business Park is comprised of eight buildings along with undeveloped land. It is considered one property for our property count.

On March 14, 2012, we entered into a joint venture with Savvis, Inc., a CenturyLink company, to acquire a 165,000 square foot property in Hong Kong. Subject to closing conditions, the joint venture is expected to close on the acquisition in the second quarter of 2012.

4. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (acquired in place lease value and acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of March 31, 2012 and December 31, 2011.

	Balance as of
(Amounts in thousands)	March 31, 2012	December 31, 2011
Acquired in place lease value:
Gross amount	$569,669	$545,409
Accumulated amortization	(325,041)	(312,499)

Net	$244,628	$232,910

Acquired above-market lease value:
Gross amount	$87,980	$87,800
Accumulated amortization	(60,385)	(58,099)

Net	$27,595	$29,701

Acquired below-market lease value:
Gross amount	$228,490	$201,275
Accumulated amortization	(120,220)	(115,456)

Net	$108,270	$85,819

Amortization of acquired below-market lease value, net of acquired above-market lease value, resulted in an increase to rental revenues of $2.2 million and $1.8 million for the three months ended March 31, 2012 and 2011, respectively. The expected average remaining lives for acquired below market leases and acquired above market leases is 6.8 years and 4.4 years, respectively, as of March 31, 2012. Estimated annual amortization of acquired below-market lease value, net of acquired above-market lease value, for each of the five succeeding years, commencing January 1, 2013 is as follows:

(Amounts in thousands)
2013	$11,684
2014	9,852
2015	8,968
2016	8,088
2017	7,160

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012 and 2011

(unaudited)

Costs associated with extending or renewing acquired leases are capitalized and classified as deferred leasing cost. Amortization of acquired in place lease value (a component of depreciation and amortization expense) was $12.0 million and $14.3 million for the three months ended March 31, 2012 and 2011, respectively. The expected average amortization period for acquired in place lease value is 6.2 years as of March 31, 2012. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 5.3 years as of March 31, 2012. Estimated annual amortization of acquired in place lease value for each of the five succeeding years, commencing January 1, 2013 is as follows:

(Amounts in thousands)
2013	$44,791
2014	39,594
2015	31,370
2016	29,134
2017	14,858

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012 and 2011

(unaudited)

6. Debt of the Operating Partnership

A summary of outstanding indebtedness of the Operating Partnership as of March 31, 2012 and December 31, 2011 is as follows (in thousands):

Indebtedness	Interest Rate at March 31, 2012	Maturity Date	Principal Outstanding March 31, 2012		Principal Outstanding December 31, 2011
Global revolving credit facility	Various (1)	Nov. 3, 2015	$678,554	(2)	$275,106	(2)

Unsecured senior notes:
Prudential Shelf Facility:
Series B	9.320%	Nov. 5, 2013	33,000		33,000
Series C	9.680%	Jan. 6, 2016	25,000		25,000
Series D	4.570%	Jan. 20, 2015	50,000		50,000
Series E	5.730%	Jan. 20, 2017	50,000		50,000
Series F	4.500%	Feb. 3, 2015	17,000		17,000

Total Prudential Shelf Facility			175,000		175,000
Senior Notes:
4.50% notes due 2015	4.500%	Jul. 15, 2015	375,000		375,000
5.875% notes due 2020	5.875%	Feb. 1, 2020	500,000		500,000
5.25% notes due 2021	5.250%	Mar. 15, 2021	400,000		400,000
Unamortized discounts			(8,681)		(8,928)

Total senior notes, net of discount			1,266,319		1,266,072

Total unsecured senior notes, net of discount			1,441,319		1,441,072

Exchangeable senior debentures:
5.50% exchangeable senior debentures due 2029	5.50%	Apr. 15, 2029 (3)	266,400		266,400

Total exchangeable senior debentures			266,400		266,400

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012 and 2011

(unaudited)

Indebtedness	Interest Rate at March 31, 2012	Maturity Date	Principal Outstanding March 31, 2012		Principal Outstanding December 31, 2011

Mortgage loans:
Secured Term Debt (4)(5)	5.65%	Nov. 11, 2014	$138,123		$138,828
200 Paul Avenue 1-4 (5)	5.74%	Oct. 8, 2015	74,009		74,458
Mundells Roundabout	3-month GBP LIBOR + 1.20% (7)	Nov. 30, 2013	68,554	(8)	66,563	(8)
2045 & 2055 LaFayette Street (5)	5.93%	Feb. 6, 2017	65,318		65,551
34551 Ardenwood Boulevard 1-4 (5)	5.95%	Nov. 11, 2016	53,449		53,627
1100 Space Park Drive (5)	5.89%	Dec. 11, 2016	53,429		53,609
1350 Duane Avenue/3080 Raymond Street (5)	5.42%	Oct. 1, 2012	52,800		52,800
600 West Seventh Street	5.80%	Mar. 15, 2016	52,334		52,709
150 South First Street (5)	6.30%	Feb. 6, 2017	51,339		51,508
360 Spear Street	6.32%	Nov. 8, 2013	47,331		47,569
114 Rue Ambroise Croizat	3-month EURIBOR + 1.35% (7)	Jan. 18, 2012 (12)	—		39,483	(9)
2334 Lundy Place (5)	5.96%	Nov. 11, 2016	38,873		39,003
Clonshaugh Industrial Estate II (6)	3-month EURIBOR + 4.50% (7)	Sep. 4, 2014	40,029	(9)	38,883	(9)
1500 Space Park Drive (5)	6.15%	Oct. 5, 2013	37,337		37,875
Unit 9, Blanchardstown Corporate Park	3-month EURIBOR + 1.35% (7)	Jan. 18, 2012 (12)	—		33,946	(9)
Cressex 1 (10)	5.68%	Oct. 16, 2014	28,494	(8)	27,786	(8)
1201 Comstock Street (5)(6)	1-month LIBOR + 3.50% (7)	Jun. 24, 2012 (11) (13)	15,952		16,163
Paul van Vlissingenstraat 16	3-month EURIBOR + 1.60% (7)	Jul. 18, 2013	13,655	(9)	13,319	(9)
800 Central Expressway (5)	1-month LIBOR + 4.75% (7)	Jun. 9, 2013	10,000		10,000
Chemin de l’Epinglier 2	3-month EURIBOR + 1.50% (7)	Jul. 18, 2013	9,880	(9)	9,636	(9)
Gyroscoopweg 2E-2F	3-month EURIBOR + 1.50% (7)	Oct. 18, 2013	8,695	(9)	8,480	(9)
Manchester Technopark (10)	5.68%	Oct. 16, 2014	8,668	(8)	8,453	(8)
731 East Trade Street	8.22%	Jul. 1, 2020	4,734		4,806
Unamortized net premiums			2,072		2,077

Total mortgage loans, net of premiums			875,075		947,132
Other secured loan:
800 Central Expressway Mezzanine (5)	1-month LIBOR + 8.50% (7)	Jun. 9, 2013	10,500		10,500

Total other secured loan			10,500		10,500

Total indebtedness			$3,271,848		$2,940,210

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012 and 2011

(unaudited)

(1)	The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin which is based on the credit rating of our long-term debt and is currently 125 basis points. An annual facility fee on the unused portion of the facility, based on the credit rating of our long-term debt and currently 25 basis points, is payable quarterly.
(2)	Balances as of March 31, 2012 and December 31, 2011 are as follows (balances, in thousands):

Denomination of Draw	Balance as of March 31, 2012		Weighted-average interest rate	Balance as of December 31, 2011		Weighted-average interest rate
US ($)	$498,000		1.50%	$194,000		1.54%
Euro (€)	65,914	(a)	1.72%	—		—
British Sterling (£)	51,386	(a)	1.98%	49,892	(b)	1.99%
Singapore Dollar (SGD)	44,923	(a)	1.56%	28,151	(b)	1.56%
Australian Dollar (AUD)	14,484	(a)	5.67%	3,063	(b)	5.89%
Hong Kong Dollar (HKD)	3,847	(a)	1.55%	—		—

Total	$678,554		1.65%	$275,106		1.67%

(a)	Based on exchange rates of $1.33 to €1.00, $1.60 to £1.00, $0.80 to 1.00 SGD, $1.03 to 1.00 AUD and $0.13 to 1.00 HKD, respectively, as of March 31, 2012.
(b)	Based on exchange rates of $1.55 to £1.00, $0.77 to 1.00 SGD and $1.02 to 1.00 AUD, respectively, as of December 31, 2011.

(3)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of April 15, 2014, April 15, 2019 and April 15, 2024. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on April 18, 2014.
(4)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.
(5)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.
(6)	The Operating Partnership or its subsidiary provides a limited recourse guarantee with respect to this loan.
(7)	We have entered into interest rate swap or interest rate cap agreements as a cash flow hedge for interest generated by these US LIBOR, EURIBOR and GBP LIBOR based loans. See note 13 for further information.
(8)	Based on exchange rate of $1.60 to £1.00 as of March 31, 2012 and $1.55 to £1.00 as of December 31, 2011.
(9)	Based on exchange rate of $1.33 to €1.00 as of March 31, 2012 and $1.30 to €1.00 as of December 31, 2011.
(10)	These loans are also secured by a £7.8 million letter of credit. These loans are cross-collateralized by the two properties.
(11)	A one-year extension is available, which we may exercise if certain conditions are met.
(12)	These mortgage loans were repaid in full in January 2012.
(13)	This mortgage loan was repaid in full in April 2012.

Global Revolving Credit Facility

On November 3, 2011, the Operating Partnership replaced its corporate and Asia Pacific revolving credit facilities with an expanded revolving credit facility, which we refer to as the global revolving credit facility, increasing its total capacity to $1.5 billion from $850 million. The renewed facility matures in November 2015, with a one-year extension option. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit rating of our long-term debt and is currently 125 basis points. An annual facility fee on the unused portion of the facility, based on the credit rating of our long-term debt and currently 25 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, Pound Sterling, Swiss Franc and Japanese yen denominations. As of March 31, 2012, borrowings under the global revolving credit facility bore interest at a blended rate of 1.50% (U.S), 1.72% (Euro), 1.98% (GBP), 1.56% (Singapore Dollars), 5.67% (Australian Dollars) and 1.55% (Hong Kong Dollars), which are based on 1-month LIBOR, 1-month EURIBOR, 1-month GBP LIBOR, 1-month SIBOR, 1-month BBR and 1-month HIBOR, respectively, plus a margin of 1.25%. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development and redevelopment opportunities and to provide for working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or preferred equity securities. We capitalized approximately $10.2 million of financing costs related to the global revolving credit facility. As of March 31, 2012, approximately $678.6 million was drawn under this facility and $23.0 million of letters of credit were issued.

The global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of March 31, 2012, we were in compliance with all of such covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012 and 2011

(unaudited)

The table below summarizes our debt maturities and principal payments as of March 31, 2012 (in thousands):

	Global Revolving Credit Facility (1)	Unsecured Senior Notes	Senior Notes	Exchangeable Senior Debentures		Mortgage Loans (2)	Other Secured Loan	Total Debt
Remainder of 2012	$—	$—	$—	$—		$79,545	$—	$79,545
2013	—	33,000	—	—		204,055	10,500	247,555
2014	—	—	—	266,400	(3)	217,222	—	483,622
2015	678,554	67,000	375,000	—		75,225	—	1,195,779
2016	—	25,000	—	—		186,190	—	211,190
Thereafter	—	50,000	900,000	—		110,766	—	1,060,766

Subtotal	$678,554	$175,000	$1,275,000	$266,400		$873,003	$10,500	$3,278,457
Unamortized discount	—	—	(8,681)	—		—	—	(8,681)
Unamortized premium	—	—	—	—		2,072	—	2,072

Total	$678,554	$175,000	$1,266,319	$266,400		$875,075	$10,500	$3,271,848

(1)

Subject to a one-year extension option exercisable by us. The bank group is obligated to grant the extension option provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility.

(2)

Our mortgage loans are generally non-recourse to us, subject to carve outs for specified actions by us or specified undisclosed environmental liabilities. As of March 31, 2012, we had provided limited recourse guarantees with respect to approximately $56.0 million principal amount of the outstanding mortgage indebtedness, and partial letter of credit support with respect to approximately an additional $37.2 million of the outstanding mortgage indebtedness.

(3)	Assumes maturity of the 2029 Debentures at first redemption date in April 2014.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012 and 2011

(unaudited)

7. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2012	2011
Net income available to common stockholders	$39,211	$30,980

Weighted average shares outstanding—basic	107,099,856	91,428,355
Potentially dilutive common shares:
Stock options	205,830	202,038
Class C Units (2007 Grant)	16,358	92,795
Unvested incentive units	262,812	153,066
Excess exchange value of the 2026 Debentures	—	723,961

Weighted average shares outstanding—diluted	107,584,856	92,600,215

Income per share:
Basic	$0.37	$0.34

Diluted	$0.36	$0.33

On or after July 15, 2026, the 4.125% exchangeable senior debentures due August 15, 2026 (the 2026 Debentures) would have been exchangeable at the then-applicable exchange rate for cash (up to the principal amount of the 2026 Debentures) and, with respect to any excess exchange value, into cash, shares of Digital Realty Trust, Inc. common stock or a combination of cash and shares of Digital Realty Trust, Inc. common stock. The 2026 Debentures also would have been exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events, including if the weighted average common stock price exceeded a specified strike price as of the end of a fiscal quarter. During the year ended December 31, 2011, the remaining 2026 Debentures were redeemed and exchanged. Using the treasury stock method, 723,961 shares of common stock contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common shares in determining diluted earnings per share for the three months ended March 31, 2011.

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended March 31,
	2012	2011
Weighted average of Operating Partnership common units not owned by us	4,332,966	4,874,253
Potentially dilutive 2029 Debentures	6,442,085	6,269,990
Potentially dilutive Series C Cumulative Convertible Preferred Stock	2,784,845	3,652,324
Potentially dilutive Series D Cumulative Convertible Preferred Stock	4,337,429	8,333,421
Potentially dilutive Series E Cumulative Redeemable Preferred Stock	4,025,863	—

	21,923,188	23,129,988

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012 and 2011

(unaudited)

8. Income per Unit

The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2012	2011
Net income available to common unitholders	$40,797	$32,632

Weighted average units outstanding—basic	111,432,822	96,302,608
Potentially dilutive common units:
Stock options	205,830	202,038
Class C Units (2007 Grant)	16,358	92,795
Unvested incentive units	262,812	153,066
Excess exchange value of the 2026 Debentures	—	723,961

Weighted average units outstanding—diluted	111,917,822	97,474,468

Income per unit:
Basic	$0.37	$0.34

Diluted	$0.36	$0.33

On or after July 15, 2026, the 2026 Debentures would have been exchangeable at the then-applicable exchange rate for cash (up to the principal amount of the 2026 Debentures) and, with respect to any excess exchange value, into cash, shares of Digital Realty Trust, Inc. common stock or a combination of cash and shares of Digital Realty Trust, Inc. common stock. Pursuant to the terms of the Operating Partnership’s agreement of limited partnership, the Operating Partnership would have delivered to Digital Realty Trust, Inc. one common unit for each share of common stock issued upon exchange of the 2026 Debentures. The 2026 Debentures also would have been exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events, including if the weighted average common stock price exceeded a specified strike price as of the end of a fiscal quarter. During the year ended December 31, 2011, the remaining 2026 Debentures were redeemed and exchanged. Using the treasury method, 723,961 common units contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common units in determining diluted earnings per unit for the three months ended March 31, 2011.

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended March 31,
	2012	2011
Potentially dilutive 2029 Debentures	6,442,085	6,269,990
Potentially dilutive Series C Cumulative Convertible Preferred Units	2,784,845	3,652,324
Potentially dilutive Series D Cumulative Convertible Preferred Units	4,337,429	8,333,421
Potentially dilutive Series E Cumulative Redeemable Preferred Units	4,025,863	—

	17,590,222	18,255,735

9. Income Taxes

Digital Realty Trust, Inc. (the Parent Company) elected to be taxed as a REIT and believes that it has complied with the REIT requirements of the Code. As a REIT, the Parent Company is generally not subject to corporate level federal income taxes on taxable income to the extent it is currently distributed to its stockholders. Since inception, the Parent Company has distributed 100% of its taxable income and intends to do so for the tax year ending December 31, 2012. As such, no provision for federal income taxes has been included in the accompanying condensed consolidated financial statements for the three months ended March 31, 2012 and 2011.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012 and 2011

(unaudited)

We have elected taxable REIT subsidiary (TRS) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs and hold assets that REITs cannot hold directly. A TRS is subject to federal income tax as a regular C corporation. Income taxes for TRS entities were accrued, as necessary, for the three months ended March 31, 2012 and 2011.

For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the three months ended March 31, 2012 and 2011.

10. Equity and Accumulated Other Comprehensive Loss, Net

(a) Equity Distribution Agreements

On December 31, 2009, Digital Realty Trust, Inc. entered into equity distribution agreements, as amended, which we refer to as the 2009 Equity Distribution Agreements under which it could issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million. The sales of common stock made under the 2009 Equity Distribution Agreements were made in “at the market” offerings as defined in Rule 415 of the Securities Act. In June 2011, we completed this equity distribution program. For the three months ended March 31, 2011, Digital Realty Trust, Inc. generated net proceeds of approximately $5.6 million from the issuance of approximately 0.1 million common shares under the 2009 Equity Distribution Agreements at an average price of $58.44 per share after payment of approximately $0.1 million of commissions to the sales agents and before offering expenses. Pursuant to the program, we sold 6.8 million shares of common stock for gross proceeds of $400.0 million, resulting in net proceeds of approximately $394.0 million after deducting commissions.

On June 29, 2011, Digital Realty Trust, Inc. entered into new equity distribution agreements, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it could issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. For the three months ended March 31, 2012, Digital Realty Trust, Inc. generated net proceeds of approximately $62.7 million from the issuance of approximately 1.0 million common shares under the 2011 Equity Distribution Agreements at an average price of $66.19 per share after payment of approximately $0.6 million of commissions to the sales agents and before offering expenses.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012 and 2011

(unaudited)

(b) Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interest in the Operating Partnership as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	107,342,049	95.7%	106,039,279	95.6%
Noncontrolling interests consist of:
Common units held by third parties	3,240,814	2.8	3,405,814	3.0
Incentive units held by employees and directors (see note 12)	1,632,820	1.5	1,530,316	1.4

	112,215,683	100.0%	110,975,409	100.0%

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012 and 2011

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $322.8 million and $291.5 million based on the closing market price of Digital Realty Trust, Inc. common stock on March 31, 2012 and December 31, 2011, respectively.

The following table shows activity for the noncontrolling interests in the Operating Partnership for the three months ended March 31, 2012:

	Common Units	Incentive Units	Total
As of December 31, 2011	3,405,814	1,530,316	4,936,130

Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(165,000)	—	(165,000)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(56,716)	(56,716)
Grant of incentive units to employees and directors	—	159,220	159,220

As of March 31, 2012	3,240,814	1,632,820	4,873,634

(1)	This redemption was recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet of Digital Realty Trust, Inc.

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

(c) Dividends

We have declared and paid the following dividends on our common and preferred stock for the three months ended March 31, 2012 (in thousands):

Date dividend declared	Dividend payable date	Series C Preferred Stock(1)	Series D Preferred Stock(2)	Series E Preferred Stock(3)	Common Stock (4)
February 14, 2012	March 30, 2012	$1,402	$2,398	$5,031	$78,335

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012 and 2011

(unaudited)

(1)	$1.094 annual rate of dividend per share.
(2)	$1.375 annual rate of dividend per share.
(3)	$1.750 annual rate of dividend per share.
(4)	$2.920 annual rate of dividend per share.

Distributions out of Digital Realty Trust, Inc.’s current or accumulated earnings and profits are generally classified as dividends whereas distributions in excess of its current and accumulated earnings and profits, to the extent of a stockholder’s U.S. federal income tax basis in Digital Realty Trust, Inc.’s stock, are generally classified as a return of capital. Distributions in excess of a stockholder’s U.S. federal income tax basis in Digital Realty Trust, Inc.’s stock are generally characterized as capital gain. Cash provided by operating activities has generally been sufficient to fund all distributions, however, we may also need to utilize borrowings under the global revolving credit facility to fund all distributions.

(d) Accumulated Other Comprehensive Loss, Net

The accumulated balances for each classification of other comprehensive loss, net as of March 31, 2012 are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive loss, net
Balance as of December 31, 2011	$(49,298)	$(6,582)	$(55,880)
Net current period change	18,552	(908)	17,644
Reclassification to interest expense from interest rate swaps	—	1,061	1,061

Balance as of March 31, 2012	$(30,746)	$(6,429)	$(37,175)

11. Capital and Comprehensive Income

(a) Allocations of Net Income and Net Losses to Partners

Except for special allocations to holders of profits interest units described below in note 12(a) under the heading “Incentive Plan-Long-Term Incentive Units,” the Operating Partnership’s net income will generally be allocated to Digital Realty Trust, Inc. (the General Partner) to the extent of the accrued preferred return on its preferred units, and then to the General Partner and the Operating Partnership’s limited partners in accordance with the respective percentage interests in the common units issued by the Operating Partnership. Net loss will generally be allocated to the General Partner and the Operating Partnership’s limited partners in accordance with the respective common percentage interests in the Operating Partnership until the limited partner’s capital is reduced to zero and any remaining net loss would be allocated to the General Partner. However, in some cases, losses may be disproportionately allocated to partners who have guaranteed our debt. The allocations described above are subject to special allocations relating to depreciation deductions and to compliance with the provisions of Sections 704(b) and 704(c) of the Code, and the associated Treasury Regulations.

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

The redemption value of the limited partners’ common units and the vested incentive units was approximately $322.8 million and $291.5 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on March 31, 2012 and December 31, 2011, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012 and 2011

(unaudited)

(c) Distributions

All distributions on our units are at the discretion of Digital Realty Trust, Inc.’s board of directors. As of March 31, 2012, the Operating Partnership declared and paid the following distributions (in thousands):

Date distribution declared	Distribution payable date	Series C Preferred Units(1)	Series D Preferred Units(2)	Series E Preferred Units(3)	Common Units(4)
February 14, 2012	March 30, 2012	$1,402	$2,398	$5,031	$81,917

(1)	$1.094 annual rate of distribution per unit.
(2)	$1.375 annual rate of distribution per unit.
(3)	$1.750 annual rate of distribution per unit.
(4)	$2.920 annual rate of distribution per unit.

(d) Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss as of March 31, 2012 are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2011	$(52,704)	$(7,363)	$(60,067)
Net current period change	19,303	(945)	18,358
Reclassification to interest expense from interest rate swaps	—	1,104	1,104

Balance as of March 31, 2012	$(33,401)	$(7,204)	$(40,605)

12. Incentive Plan

Our Amended and Restated 2004 Incentive Award Plan (as defined below) provides for the grant of incentive awards to employees, directors and consultants. Awards issuable under the Amended and Restated 2004 Incentive Award Plan include stock options, restricted stock, dividend equivalents, stock appreciation rights, long-term incentive units, cash performance bonuses and other incentive awards. Only employees are eligible to receive incentive stock options under the Amended and Restated 2004 Incentive Award Plan. Initially, we had reserved a total of 4,474,102 shares of common stock for issuance pursuant to the 2004 Incentive Award Plan, subject to certain adjustments set forth in the 2004 Incentive Award Plan. On May 2, 2007, Digital Realty Trust, Inc.’s stockholders approved the First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (as amended, the Amended and Restated 2004 Incentive Award Plan). The Amended and Restated 2004 Incentive Award Plan increases the aggregate number of shares of stock which may be issued or transferred under the plan by 5,000,000 shares to a total of 9,474,102 shares, and provides that the maximum number of shares of stock with respect to awards granted to any one participant during a calendar year will be 1,500,000 and the maximum amount that may be paid in cash during any calendar year with respect to any performance-based award not denominated in stock or otherwise for which the foregoing limitation would not be an effective limitation for purposes of Section 162(m) of the Code will be $10.0 million.

As of March 31, 2012, 3,488,165 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Amended and Restated 2004 Incentive Award Plan. Each long-term incentive unit and Class C Unit issued under the Amended and Restated 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the Amended and Restated 2004 Incentive Award Plan and the individual award limit discussed above.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012 and 2011

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

During the three months ended March 31, 2012 and 2011, certain employees were granted an aggregate of 72,377 and 78,903 long-term incentive units, respectively. During the three months ended March 31, 2012 and 2011, certain employees were also granted an aggregate of 86,843 and 98,632 long-term incentive units, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of units which ultimately vests. The performance condition is based upon our achievement of the respective fiscal years’ Funds From Operations per share targets. Upon evaluating the results of the performance condition, the final number of units is determined and such units vest based on satisfaction of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the grant date and 30% vesting on each of the third and fourth anniversaries of the grant date, provided the grantee continues employment on each anniversary date. Based on our 2011 FFO per diluted share and unit, all of the 2011 long-term incentive units satisfied the performance condition. The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock, are being expensed on a straight-line basis for service awards over the vesting period of the long-term incentive units, which ranges from three to five years. For performance based awards, we expense the fair value using an accelerated method with each vesting tranche valued as a separate award.

The expense recorded for the three months ended March 31, 2012 and 2011 related to long-term incentive units was approximately $2.2 million and $1.9 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.2 million for the three months ended March 31, 2012 and 2011. Unearned compensation representing the unvested portion of the long-term incentive units totaled $21.3 million and $12.7 million as of March 31, 2012 and December 31, 2011, respectively. We expect to recognize this unearned compensation over the next 3.1 years on a weighted average basis.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012 and 2011

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

The fair value of the 2007 Grant was measured on the grant date using a Monte Carlo simulation to estimate the probability of the multiple market conditions being satisfied. The Monte Carlo simulation uses a statistical formula underlying the Black-Scholes and binomial formulas, and such simulation was run approximately 100,000 times. For each simulation, the value of the payoff was calculated at the settlement date and was then discounted to the grant date at a risk-free interest rate. The expected value of the Class C units on the grant date was determined by multiplying the average of the values over all simulations by the number of outstanding shares of Digital Realty Trust, Inc. common stock and Operating Partnership units. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. Other significant assumptions used in the valuation included an expected term of 36 months, expected stock price volatility of 23%, a risk-free interest rate of 4.6%, and a dividend growth rate of 5.0%. The fixed award limit under the plan was $17 million for the first market condition and $40 million for the second market condition, and there were 69.2 million shares of Digital Realty Trust, Inc. common stock and Operating Partnership units outstanding as of the 2007 grant date. The grant date fair value of these awards of approximately $11.8 million will be recognized as compensation expense on a straight-line basis over the expected service period of five years. The unearned compensation as of March 31, 2012 and December 31, 2011 was $0.2 million and $0.6 million, respectively. As of March 31, 2012 and December 31, 2011, 580,554 and 558,872, respectively, of the Class C Units subject to the 2007 Grant had vested. We recognized compensation expense related to the Class C Units subject to the 2007 Grant of $0.4 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.1 million for the three months ended March 31, 2012 and 2011.

(c) Stock Options

The fair value of each option granted under the Amended and Restated 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model. For the three months ended March 31, 2012 and 2011, no stock options were granted. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. The expense recorded for the three months ended March 31, 2012 and 2011 was approximately $0.1 million and $0.2 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.1 million for the three months ended March 31, 2012 and 2011. Unearned compensation representing the unvested portion of the stock options totaled $0.1 million and $0.3 million as of March 31, 2012 and December 31, 2011, respectively. We expect to recognize this unearned compensation over the next 0.1 year on a weighted average basis.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012 and 2011

(unaudited)

The following table summarizes the Amended and Restated 2004 Incentive Award Plan’s stock option activity for the three months ended March 31, 2012:

	Period ended March 31, 2012
	Shares	Weighted average exercise price
Options outstanding, beginning of period	337,760	$24.17
Exercised	(32,758)	39.62
Cancelled / Forfeited	—	—

Options outstanding, end of period	305,002	$22.51

Exercisable, end of period	293,751	$21.78

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2012:

Options outstanding					Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value
$12.00-13.02	181,119	2.58	$12.00	$11,223,944	181,119	2.58	$12.00	$11,223,944
$20.37-28.09	17,000	3.64	21.28	895,760	17,000	3.64	21.28	895,760
$33.18-41.73	106,883	5.02	40.52	3,575,032	95,632	5.01	40.38	3,212,300

	305,002	3.49	$22.51	$15,694,736	293,751	3.43	$21.78	$15,332,004

(d) Restricted Stock

During the three months ended March 31, 2012 and 2011, certain employees were granted an aggregate of 42,720 and 40,807 shares of restricted stock, respectively. During the three months ended March 31, 2012 and 2011, certain employees were also granted an aggregate of 52,947 and 50,999 shares of restricted stock, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of shares which ultimately vests. The performance condition is based upon our achievement of the respective year’s FFO per share targets. Upon evaluating the results of the performance condition, the final number of shares is determined and such shares vest based on satisfaction of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the grant date and 30% vesting on each of the third and fourth anniversaries of the grant date provided the grantee continues employment on each anniversary date. Based on our 2011 FFO per diluted share and unit, all of the 2011 restricted stock satisfied the performance condition.

The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock, are being expensed on a straight-line basis for service awards over the vesting period of the restricted stock, which ranges from three to four years. For performance based awards, we expense the fair value using an accelerated method with each vesting tranche valued as a separate award.

The expense recorded for the three months ended March 31, 2012 and 2011 related to grants of restricted stock was approximately $0.7 million and $0.4 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.4 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $11.1 million and $5.5 million as of March 31, 2012 and December 31, 2011, respectively. We expect to recognize this unearned compensation over the next 3.3 years on a weighted average basis.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012 and 2011

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

Interest rate caps are viewed as a series of call options or caplets which exist for each period the cap agreement is in existence. As each caplet expires, the related cost of the expired caplet is amortized to interest expense with the remaining caplets carried at fair value. The value of interest rate caps is primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of interest rate caps. As the remaining life of an interest rate cap decreases, the value of the instrument will generally decrease towards zero. The purchase price of an interest rate cap is amortized to interest expense over the contractual life of the instrument. For interest rate caps that are designated as cash flow hedges under accounting guidance as it relates to derivative instruments, the change in the fair value of an effective interest rate cap is recorded to accumulated other comprehensive income in equity. Amounts we are entitled to under interest rate caps, if any, are recognized on an accrual basis, and are recorded as a reduction against interest expense in the accompanying condensed consolidated statements of operations.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The fair value of these derivatives was ($5.3) million and ($5.5) million at March 31, 2012 and December 31, 2011, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2012 and 2011, respectively, there were no ineffective portions to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our debt. As of March 31, 2012, we estimate that an additional $3.3 million will be reclassified as an increase to interest expense during the twelve months ending March 31, 2013, when the hedged forecasted transactions impact earnings.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012 and 2011

(unaudited)

As of March 31, 2012 and December 31, 2011, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Notional Amount									Fair Value at Significant Other Observable Inputs (Level 2)
As of March 31, 2012		As of December 31, 2011		Type of Derivative	Strike Rate	Effective Date	Expiration Date		As of March 31, 2012	As of December 31, 2011
$68,554	(1)	$66,563	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013		$(2,215)	$(2,363)
13,655	(2)	13,319	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013		(558)	(583)
9,880	(2)	9,636	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013		(415)	(435)
8,695	(2)	8,480	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013		(421)	(432)
—		39,483	(2)	Swap	3.776	Dec. 5, 2006	Jan. 18, 2012	(3)	—	(41)
—		33,946	(2)	Swap	4.000	Dec. 20, 2006	Jan. 18, 2012	(3)	—	(38)
40,029	(2)	38,883	(2)	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014		(1,713)	(1,592)
15,952		16,163		Cap	4.000	June 24, 2009	June 25, 2012	(4)	—	—
20,500		20,500		Cap	4.000	Aug. 4, 2010	June 15, 2013		—	—

$177,265		$246,973							$(5,322)	$(5,484)

(1)	Translation to U.S. dollars is based on exchange rate of $1.60 to £1.00 as of March 31, 2012 and $1.55 to £1.00 as of December 31, 2011.
(2)	Translation to U.S. dollars is based on exchange rate of $1.33 to €1.00 as of March 31, 2012 and $1.30 to €1.00 as of December 31, 2011.
(3)	The swap agreements were terminated as the mortgage loans were paid in full at maturity in January 2012.
(4)	This cap agreement was terminated on April 27, 2012 as the mortgage loan was paid in full on April 26, 2012.

We do not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2012 or December 31, 2011.

14. Fair Value of Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the condensed consolidated balance sheets, for which it is practicable to estimate fair value.

Current accounting guidance requires the Company to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value. The Company’s disclosures of estimated fair value of financial instruments at March 31, 2012 and December 31, 2011 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. As described in note 13, the interest rate cap and interest rate swaps are recorded at fair value.

We calculate the fair value of our mortgage loans, unsecured senior notes and exchangeable senior debentures based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral and other loan terms. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt. The carrying value of our global revolving credit facility approximates fair value, due to the short-term nature of this instrument along with the variability of interest rates.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012 and 2011

(unaudited)

As of March 31, 2012 and December 31, 2011, the aggregate estimated fair value and carrying value of our global revolving credit facility, unsecured senior notes, exchangeable senior debentures, mortgage loans and other secured loan were as follows (in thousands):

	As of March 31, 2012		As of December 31, 2011
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Global revolving credit facility (1)	$678,554	$678,554	$275,106	$275,106
Unsecured senior notes (2)(3)	1,540,111	1,441,319	1,502,271	1,441,072
Exchangeable senior debentures (2)	484,057	266,400	438,327	266,400
Mortgage loans (2)	939,756	875,075	1,007,615	947,132
Other secured loan	10,699	10,500	10,688	10,500

	$3,653,177	$3,271,848	$3,234,007	$2,940,210

(1)	The carrying value of our global revolving credit facility approximates estimated fair value, due to the short-term nature of this instrument along with the variability of interest rates.
(2)	Valuations for our unsecured senior notes, mortgage loans and other secured loan are determined based on the expected future payments discounted at risk-adjusted rates. The 2015 Notes, 2020 Notes, 2021 Notes and exchangeable senior debentures are valued based on quoted market prices.
(3)	The carrying value of the 2015 Notes, 2020 Notes and 2021 Notes are net of discount of $8,681 and $8,928 in the aggregate as of March 31, 2012 and December 31, 2011, respectively.

15. Tenant Concentration

For the three months ended March 31, 2012 and 2011, revenues recognized from subsidiaries of CenturyLink, Inc. comprised approximately 9.2% and 10.6% of total revenues, respectively. Other than noted here, for the three months ended March 31, 2012 and 2011, no single tenant comprised more than 10% of total revenues.

16. Related Party Transactions

In December 2006, we entered into ten leases with tel(x), pursuant to which tel(x) provides enhanced meet-me-room services to our customers. The initial terms of these leases expire in 2026, and tel(x) has options to extend them through 2046. tel(x) was acquired by GI Partners Fund II, LLP in November 2006, which, collectively with GI Partners Side Fund II, L.P., owned the majority of the outstanding stock of tel(x). Richard Magnuson, our director and Chairman until our 2012 Annual Meeting of Stockholders, or the Annual Meeting, is the chief executive officer of the advisor to GI Partners Fund II, LLP and GI Partners Side Fund II, L.P. During the year ended December 31, 2011, GI Partners Fund II, LLP and GI Partners Side Fund II, L.P completed the sale of tel(x) to an unrelated third party. Our condensed consolidated statements of operations include rental revenues of approximately $10.4 million and $8.8 million from tel(x) for the three months ended March 31, 2012 and 2011, respectively, from leases entered into before tel(x) was sold to an unrelated third party. In connection with the lease agreements, we entered into an operating agreement with tel(x), effective as of December 1, 2006, with respect to joint sales and marketing efforts, designation of representatives to manage the national relationship between us and tel(x) and future meet-me-room facilities. As of March 31, 2012 and December 31, 2011, tel(x) leased from us 254,364 square feet under 42 lease agreements and 254,314 square feet under 41 lease agreements, respectively; all but one lease for 50 square feet, was entered into prior to the sale of tel(x) to an unrelated third party in September 2011.

We also entered into an agreement with tel(x), effective as of December 1, 2006, with respect to percentage rent arising out of potential future lease agreements for rentable space in buildings covered by the meet-me-room lease agreements. Percentage rent earned during the three months ended March 31, 2012 and 2011 amounted to approximately $0.3 million and $0.1 million, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012 and 2011

(unaudited)

In addition, in connection with the lease agreements, we entered into a management agreement with tel(x), effective as of December 1, 2007, pursuant to which tel(x) agreed to provide us with certain management services in exchange for a management fee of one percent of rents actually collected by tel(x).

We are party to nine leases with SoftLayer, of which eight are in place as of March 31, 2012 and the remaining lease will commence in a future period. The initial terms of these leases expire from 2013 to 2025, and SoftLayer has options to extend them from 2018 through 2035. On August 3, 2010, GI Partners Fund III, L.P. acquired a controlling interest in SoftLayer. Richard Magnuson, our director and Chairman until our Annual Meeting, is also a manager of the general partner to GI Partners Fund III, L.P. Our condensed consolidated statements of operations include rental revenues of approximately $7.3 million and $2.3 million from SoftLayer for the three months ended March 31, 2012 and 2011, respectively.

Mr. Magnuson did not stand for re-election to our Board of Directors at our Annual Meeting. His term as a member of our Board of Directors and our Chairman ended effective April 23, 2012, the date of the Annual Meeting.

17. Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the leases of the 192,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2012. We made payments of approximately $0.4 million to the seller during the three months ended March 31, 2012 and 2011. We have recorded approximately $0.3 million and $0.7 million for this contingent liability on our condensed consolidated balance sheet at March 31, 2012 and December 31, 2011, respectively.

As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined. As of March 31, 2012, construction is not complete and none of the leases executed subsequent to purchase would cause an amount to become probable of payment and therefore no amount is accrued as of March 31, 2012. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $39.8 million based on the exchange rate as of March 31, 2012). The earnout contingency expires in November 2020.

One of the tenants at our Convergence Business Park property has an option to expand as part of their lease agreement, which expires in April 2017. As part of this option, development activities are not permitted on specifically identified expansion space within the property until April 2014. If the tenant elects to take this option, we can elect one of two options. The first option is to construct and develop an additional shell building on the expansion space. Concurrent with this obligation, the tenant would also execute an amendment to the existing lease to reflect the expansion of the space to include the additional shell building. The second option is to sell the existing building and the expansion space to the tenant for a price of approximately $24.0 million and $225,000 per square acre, respectively, plus additional adjustments as provided in the lease.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At March 31, 2012, we had open commitments related to construction contracts of approximately $213.1 million.

18. Subsequent Events

On April 5, 2012 and April 18, 2012, Digital Realty Trust, Inc. issued an aggregate of 7.3 million shares of its 6.625% Series F Cumulative Redeemable Preferred Stock for total net proceeds, after underwriting discounts and estimated offering expenses, of $175.8 million, including the proceeds from the partial exercise of the underwriters’ over-allotment option. We intend to use the net proceeds from the offering to temporarily repay borrowings under our global revolving credit facility, to acquire additional properties, to fund development and redevelopment opportunities and for general working capital purposes including potentially for the repurchase, redemption or retirement of outstanding debt or preferred equity securities.

On April 17, 2012, we closed a new $750.0 million senior unsecured multi-currency term loan facility. The new facility matures on April 16, 2017. Interest rates are based on our senior unsecured debt ratings and is currently 145 basis points over the applicable index for floating rate advances. Funds may be drawn in U.S, Singapore and Australian dollars, as well as Euro and Pound Sterling denominations with the option to add Hong Kong dollars and Yen upon an accordion exercise. The new term loan provides funds for acquisitions, repayment of indebtedness, development and redevelopment, working capital and general corporate purposes. Covenants are consistent with our global revolving credit facility.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012 and 2011

(unaudited)

Effective April 17, 2012, Digital Realty Trust, Inc. converted all outstanding shares of its 4.375% Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) into shares its of common stock in accordance with the terms of the Series C Preferred Stock. Each share of Series C Preferred Stock was converted into 0.5480 shares of common stock of Digital Realty Trust, Inc.

On April 23, 2012, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit:

Share Class	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock		Common stock and common unit
Dividend and distribution amount	$0.343750	$0.437500	$0.395660	(1)	$0.730000
Dividend and distribution payable date	June 29, 2012	June 29, 2012	June 29, 2012		June 29, 2012
Dividend payable to shareholders of record on	June 15, 2012	June 15, 2012	June 15, 2012		June 15, 2012
Annual equivalent rate of dividend and distribution	$1.375	$1.750	$1.65625		$2.920

(1)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2012.

Effective April 23, 2012, Richard A. Magnuson’s term as a member of our Board of Directors and our Chairman ended and our Board of Directors selected Dennis E. Singleton, our director since 2004, to serve as the permanent Chairman of our Board of Directors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of proceeds from our equity distribution program and other securities offerings, expected use of borrowings under our credit facilities, portfolio performance, leverage policy and acquisition and capital expenditure plans, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the impact of the recent deterioration in global economic, credit and market conditions, including the downgrade of the U.S. government’s credit rating; current local economic conditions in our geographic markets; decreases in information technology spending, including as a result of economic slowdowns or recession; adverse economic or real estate developments in our industry or the industry sectors that we sell to (including risks relating to decreasing real estate valuations and impairment charges); our dependence upon significant tenants; bankruptcy or insolvency of a major tenant or a significant number of smaller tenants; defaults on or non-renewal of leases by tenants; our failure to obtain necessary debt and equity financing; increased interest rates and operating costs; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; financial market fluctuations; changes in foreign currency exchange rates; our inability to manage our growth effectively; difficulty acquiring or operating properties in foreign jurisdictions; our failure to successfully integrate and operate acquired or redeveloped properties or businesses; risks related to joint venture investments, including as a result of our lack of control of such investments; delays or unexpected costs in development or redevelopment of properties; decreased rental rates or increased vacancy rates; increased competition or available supply of data center space; our inability to successfully develop and lease new properties and space held for redevelopment; difficulties in identifying properties to acquire and completing acquisitions; our inability to acquire off-market properties; our inability to comply with the rules and regulations applicable to reporting companies; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT; possible adverse changes to tax laws; restrictions on our ability to engage in certain business activities; environmental uncertainties and risks related to natural disasters; losses in excess of our insurance coverage; changes in foreign laws and regulations, including those related to taxation and real estate ownership and operation; and changes in local, state and federal regulatory requirements, including changes in real estate and zoning laws and increases in real property tax rates.

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

As of March 31, 2012, we owned an aggregate of 102 technology-related real estate properties, excluding three properties held as investments in unconsolidated joint ventures, with approximately 19.1 million rentable square feet including approximately 2.2 million square feet of space held for redevelopment. At March 31, 2012, approximately 1,398,000 square feet of space was under construction for Turn-Key Datacenter®, Powered Base Building® and Build-to-Suit product, all of which are expected to be income producing on or after completion, in 13 U.S. domestic markets, one European market, two Australian markets and Singapore, consisting of approximately 617,000 square feet of development projects and 781,000 square feet of redevelopment projects. We have developed detailed, standardized procedures for evaluating acquisitions to ensure that they meet our financial, technical and other criteria. We expect to continue to acquire additional assets as a part of our growth strategy. We intend to aggressively manage and lease our assets to increase their cash flow. We intend to continue to build out our redevelopment portfolio when justified by anticipated returns.

We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to Digital Realty Trust, Inc.’s common stock and preferred stock. We currently intend to limit our indebtedness to 60% of our total enterprise value and, based on the closing price of Digital Realty Trust, Inc. common stock on March 31, 2012 of $73.97, our ratio of debt to total enterprise value was approximately 27% as of March 31, 2012. Our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our company’s incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of its common stock and excluding long-term incentive units and Class C units), plus the book value of our total consolidated indebtedness.

Revenue base. As of March 31, 2012, we owned 102 properties through our operating partnership, excluding three properties held as investments in unconsolidated joint ventures. These properties are mainly located throughout the U.S., with 15 properties located in Europe, one property in Asia and one property in Canada. We, through our predecessor, acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties Acquired (1)	Net Rentable Square Feet (2)	Square Feet of Space Held for Redevelopment as of March 31, 2012 (3)
2002	5	1,156,483	46,530
2003	6	1,058,360	—
2004	10	2,500,871	185,598
2005	20	3,368,359	141,938
2006	16	2,136,773	84,825
2007 (4)	13	2,079,737	228,318
2008	5	343,710	220,538
2009 (5)	6	873,711	676,100
2010	15	2,013,877	473,585
2011	5	571,930	131,771
2012	1	819,243	—

Properties owned as of March 31, 2012	102	16,923,054	2,189,203

(1)	Excludes properties sold in 2007 and 2006: 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006.
(2)	Current net rentable square feet as of March 31, 2012, which represents the current square feet at buildings under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes tenants’ proportional share of common areas but excludes space held for redevelopment.
(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space. The amounts included in this table represent redevelopment space as of March 31, 2012 in the properties acquired during the relevant period.
(4)	Includes three developed buildings (43915 Devin Shafron Drive, 43830 Devin Shafron Drive and 43790 Devin Shafron Drive) placed into service in 2010 and 2011 that are being included with a property (Devin Shafron buildings) that was acquired in 2007.
(5)	Includes a developed building (21551 Beaumeade Circle) placed into service in 2011 that is being included with a property (21561 & 21571 Beaumeade Circle) that was acquired in 2009.

As of March 31, 2012, the properties in our portfolio were approximately 94.8% leased excluding 2.2 million square feet held for redevelopment. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of March 31, 2012, our original average lease term was approximately 14 years, with an average of approximately seven years remaining. The majority of our leasing since the completion of our IPO has been at lease terms shorter than 12 years. Our lease expirations through December 31, 2013 are 7.4% of rentable square feet excluding space held for redevelopment as of March 31, 2012.

Operating revenues from properties outside the United States were $36.6 million and $25.7 million for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012 and 2011, no single foreign country comprised more than 10% of total revenues.

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

As a result of these conditions, general economic conditions and the cost and availability of capital have been and may again be adversely affected in some or all of the markets in which we own properties and conduct our operations. Renewed or increased turbulence in the U.S., European, Asia Pacific and other international financial markets and economies may adversely affect our ability, and the ability of our tenants, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our tenants’, financial condition and results of operations.

In addition, our access to funds under our global revolving credit facility and other lines of credit depend on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. We cannot assure you that long-term disruptions in the global economy and the return of tighter credit conditions among, and potential failures or nationalizations of, third party financial institutions as a result of such disruptions will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitments to us, our business, results of operations, cash flows and financial condition could be adversely affected.

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

Rental income. The amount of rental income generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 2.2 million square feet held for redevelopment, as of March 31, 2012, the occupancy rate of the properties in our portfolio was approximately 94.8% of our net rentable square feet.

As of March 31, 2012, we had 1,683 leases with a total of 543 tenants. As of March 31, 2012, approximately 90% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 16.9 million net rentable square feet, excluding redevelopment space, at March 31, 2012 is approximately 331,000 net rentable square feet of space with extensive datacenter improvements that is currently, or will shortly be, available for lease. Since our IPO, we have leased approximately 2,851,000 square feet of similar space. These Turn-Key Datacenters® are effective solutions for tenants who prefer to utilize a partner with the expertise or capital budget to provide extensive datacenter infrastructure and security. Our expertise in datacenter construction and operations enables us to lease space to these tenants at a premium over other uses. In addition, as of March 31, 2012, we had approximately 2.2 million square feet of redevelopment space, or approximately 11% of the total rentable space in our portfolio, including four vacant properties comprising approximately 485,000 square feet. Our ability to grow earnings depends in part on our ability to redevelop space and lease redevelopment space at favorable rates, which we may not be able to obtain. Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for redevelopment space. We may purchase additional vacant properties and properties with vacant redevelopment space in the future. We will require additional capital to finance our redevelopment activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”

Economic downturns, including as a result of the conditions described above under “Global market and economic conditions,” or regional downturns affecting our sub-markets or downturns in the technology-related real estate industry that impair our ability to lease or renew or re-lease space, or otherwise reduce returns on our investments or the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. On September 6, 2011, Solyndra LLC, which subleased space from our direct tenant in one of our buildings, adjacent to Solyndra’s newly constructed facility, filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. The sublease expired on September 29, 2011 and Solyndra became our direct tenant under a new lease commencing on September 30, 2011 at an initial monthly cash base rent of approximately $345,500 plus expense reimbursements. Solyndra has filed a motion to reject its lease under Bankruptcy Code Section 365, which motion is pending before the Bankruptcy Court. The amount or timing of any recovery on account of potential claims is uncertain at this time.

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 0.9 million square feet of available space in our portfolio, which excludes approximately 2.2 million square feet available for redevelopment as of March 31, 2012, leases representing approximately 2.4% and 5.0% of the net rentable square footage of our portfolio are scheduled to expire during the nine months ending December 31, 2012 and the year ending December 31, 2013, respectively.

During the three months ended March 31, 2012, we signed new leases totaling approximately 148,000 square feet of space and renewal leases totaling approximately 253,000 square feet of space. The following table summarizes our leasing activity in the three months ended March 31, 2012:

	Number of Leases (1)	Net Rentable Square Feet (2)	Expiring Rental Rate per Square Foot (3)	New Rental Rate per Square Foot (3)	Rental Rate % Change	Tenant Improvements/ Lease Commissions per Square Foot (4)	Weighted Average Lease Term (months)

Leasing Activity (5)(6)

Renewals Signed
Turn-Key Datacenter	6	78,209	$186.76	$186.20	(0.3%)	$18.08	103.6
Powered Base Building	4	119,935	$30.17	$36.35	20.5%	$15.88	82.2
Non-technical	14	54,529	$23.93	$23.80	(0.5%)	$1.98	102.1

New Leases Signed
Turn-Key Datacenter	15	93,919		$163.23		$12.55	132.2
Powered Base Building	3	46,800		$26.44		$5.09	180.0
Non-technical	6	7,476		$27.49		$1.61	63.7

Leasing Activity Summary (5)

Turn-Key Datacenter	21	172,128		$173.67
Powered Base Building	7	166,735		$33.57
Non-technical	20	62,005		$24.25

(1)	The number of leases represents the leased-unit count; a lease could include multiple units.
(2)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(3)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.
(4)	Excludes short term leases.
(5)	Excludes 15 renewed colocation leases for 11,790 rentable square feet at an average GAAP rental rate of $185.65 per square foot and 8 new colocation leases for 4,322 rentable square feet at an average GAAP rental rate of $232.32 per square foot.
(6)	Commencement dates for the leases signed range from 2012 to 2013.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key markets for datacenter space and expect the rental rates we are likely to achieve on any new (re-leased) or renewed datacenter space leases for 2012 expirations will generally be higher than the rates currently being paid for the same space. For the three months ended March 31, 2012, rents on renewed space decreased by an average of 0.3% on a GAAP basis on our Turn-Key Datacenter space compared to the expiring rents and increased by an average of 20.5% on a GAAP basis on our Powered Base Building space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole due to a number of factors, including local real estate conditions, local supply and demand for datacenter space, competition from other datacenter developers or operators, the condition of the property and whether the property, or space within the property, has been redeveloped.

Market concentration. We depend on the market for technology-based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of March 31, 2012, our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of March 31, 2012 total annualized rent (1)
Silicon Valley	12.8%
Dallas	10.4%
Northern Virginia	10.1%
New York Metro	9.7%
San Francisco	9.4%
Chicago	9.1%
Phoenix	8.2%
Boston	5.4%
Los Angeles	4.7%
London, England	4.2%
Dublin, Ireland	2.5%
Paris, France	2.4%
Other	11.1%

100.0%

(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of March 31, 2012 multiplied by 12. The aggregate amount of abatements for the three months ended March 31, 2012 was approximately $4.7 million.

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

Climate change legislation. In June 2009, the U.S. House of Representatives approved comprehensive clean energy and climate change legislation intended to cut greenhouse gas, or GHG, emissions, create new clean energy jobs and enhance the energy independence of the United States, which included a cap-and-trade program for GHG emissions. The U.S. Senate did not subsequently pass similar legislation and following Congressional elections in November 2010 (in which control of the House of Representatives passed from the Democratic Party to the Republican Party), the likelihood that Congress will pass any climate change and/or energy legislation that would include a cap-and-trade program, or any similar type program, for GHG emissions in 2012 has diminished. As a result, action to reduce GHG emissions likely will be focused on regulatory agencies, primarily the U.S. Environmental Protection Agency, or EPA, and state actions. The EPA has been moving aggressively to regulate GHG emissions from automobiles and large stationary sources, including electricity producers, using its own authority under the Clean Air Act. The EPA made an endangerment finding in 2009 that allows it to create regulations imposing emission reporting, permitting, control technology installation, and monitoring requirements applicable to certain emitters of GHGs, including facilities that provide electricity to our data centers, although the materiality of the impacts will not be known until all regulations are finalized. The EPA has already finalized its GHG “reporting rule,” which requires that certain emitters, including electricity generators, monitor and report GHG emissions. The EPA has also finalized its “tailoring rule,” which imposes certain permitting and control technology requirements upon newly-constructed or modified facilities which emit GHGs over a certain threshold under the Clean Air Act New Source Review Prevention of

Significant Deterioration, or NSR PSD, and Title V permitting programs. As a result, NSR PSD or Title V permits issued after January 2, 2011, for new or modified electricity generating and other facilities may need to address GHG emissions, including by requiring the installation of Best Available Control Technology. Some of those regulations have been finalized and currently are in litigation. States have also taken actions to regulate GHG emissions. For example, California enacted AB 32, the Global Warming Solutions Act of 2006, which established the first statewide program in the United States to limit GHG emissions and impose penalties for non-compliance. The California Air Resources Board, or CARB, has taken, and plans to take, various actions to implement AB 32, including the approval in December 2008 of an AB 32 Scoping Plan summarizing a number of GHG-reduction strategies for California. CARB approved in December 2010 and revised in October 2011 a GHG cap-and-trade program, which is scheduled to require certain generators and importers of electricity, as well as other entities, to obtain compliance instruments beginning in 2013. As another example of state action, the Western Climate Initiative, which once included seven states and four Canadian provinces, has developed GHG reduction strategies, among them a GHG cap-and-trade program. In addition, since 2005 the European Union (including the United Kingdom) has been operating under a cap-and-trade program, which directly affects the largest emitters of greenhouse gases, including electricity producers from whom we purchase power. Any additional taxation or regulation of energy use, including as a result of (i) new legislation that Congress may pass, (ii) the regulations that the U.S. EPA has proposed or finalized, (iii) regulations under legislation that states have passed or may pass, or (iv) any further reductions in the EU greenhouse gas cap could significantly increase our costs, and we may not be able to effectively pass all of these costs on to our tenants.

Interest rates. As of March 31, 2012, we had approximately $177.3 million of variable rate debt, all of which was mortgage debt subject to interest rate cap or swap agreements, and $678.6 million of variable rate debt was outstanding on the global revolving credit facility. The availability of debt and equity capital may decrease as a result of the circumstances described above under “Global market and economic conditions.” The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.

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

Revenue Recognition

Rental income is recognized using the straight-line method over the terms of the tenant leases. Deferred rents included in our condensed consolidated balance sheets represent the aggregate excess of rental revenue recognized on a straight-line basis over the contractual rental payments under the terms of the leases. Many of our leases contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. However, we generally are not entitled to reimbursement of property operating expenses, other than utility expense, and real estate taxes under our leases for Turn-Key Datacenters®. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized over the remaining term of the lease, effective as of the date the lease modification is finalized, assuming collection is not considered doubtful. As discussed above, we recognize amortization of the value of acquired above or below market tenant leases as a reduction of rental income in the case of above market leases or an increase to rental revenue in the case of below market leases.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2012 and 2011. A summary of our operating results for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Statement of Operations Data:
Total operating revenues	$283,148	$250,741
Total operating expenses	(197,232)	(176,076)

Operating income	85,916	74,665
Other expenses, net	(36,653)	(35,653)

Net income	$49,263	$39,012

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of this growth, our period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (same store properties are properties that were owned and operated for the entire current period and the entire immediate preceding year). The following table identifies each of the properties in our portfolio acquired from January 1, 2011 through March 31, 2012.

Acquired Buildings		Acquisition Date	Redevelopment Space as of March 31, 2012 (1)	Net Rentable Square Feet Excluding Redevelopment Space (2)	Square Feet Including Redevelopment Space	Occupancy Rate as of March 31, 2012 (3)
As of December 31, 2010 (96 properties)			2,010,422	15,160,999	17,171,421	94.5%

January 1, 2011 through March 31, 2012

43830 Devin Shafron Drive	(4)	Mar-11	47,010	66,240	113,250	31.7
43790 Devin Shafron Drive	(4)	Jun-11	—	152,138	152,138	100.0
Fountain Court		Jul-11	131,771	—	131,771	—
11085 Sun Center Drive		Sep-11	—	69,048	69,048	100.0
21551 Beaumeade Circle	(5)	Dec-11	—	152,504	152,504	100.0
1506 Moran Road		Dec-11	—	13,626	13,626	100.0
760 Doug Davis Drive		Dec-11	—	334,306	334,306	100.0
360 Spear Street		Dec-11	—	154,950	154,950	100.0
Convergence Business Park		Feb-12	—	819,243	819,243	98.5

Subtotal			178,781	1,762,055	1,940,836	96.7%

Total			2,189,203	16,923,054	19,112,257	94.8%

(1)	Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space.
(2)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease based on engineering drawings. Net rentable square feet includes tenants’ proportional share of common areas but excludes space held for redevelopment.
(3)	Occupancy rates exclude redevelopment space. For some of our properties, we calculate occupancy based on factors in addition to contractually leased square feet, including available power, required support space and common area.
(4)	Includes two developed buildings (43830 Devin Shafron Drive and 43790 Devin Shafron Drive) placed into service in 2011 that are being included with a property (Devin Shafron buildings) that was acquired in 2007.
(5)	Includes a developed building (21551 Beaumeade Circle) placed into service in 2011 that is being included with a property (21561 & 21571 Beaumeade Circle) that was acquired in 2009.

In May 2008, we acquired 701 & 717 Leonard Street, a parking garage in Dallas, Texas; however, we exclude the acquisition from our property count because it is located adjacent to our internet gateway datacenter located at 2323 Bryan Street and is not considered a separate property.

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

Portfolio

As of March 31, 2012, our portfolio consisted of 102 properties, excluding three properties held as investments in unconsolidated joint ventures, with an aggregate of 19.1 million net rentable square feet including 2.2 million square feet held for redevelopment compared to a portfolio consisting of 96 properties, excluding two properties held as investments in unconsolidated joint ventures, with an aggregate of 16.9 million net rentable square feet including 2.2 million square feet held for redevelopment as of March 31, 2011. The increase in our portfolio reflects the acquisition of six properties in the twelve months ended March 31, 2012.

Operating Revenues

Total operating revenues for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011	Change
Rental	$222,834	$196,795	$26,039
Tenant reimbursements	57,862	51,834	6,028
Construction management fee	2,452	1,817	635
Other	—	295	(295)

Total operating revenues	$283,148	$250,741	$32,407

As shown by the same store and new properties table below, the increases in rental revenues and tenant reimbursement revenues in the three months ended March 31, 2012 compared to the same period in 2011 were due to new leasing at our same store properties, including completed and leased development and redevelopment space, and acquisitions of properties. Other revenues changes in the periods presented were primarily due to the timing of varying tenant termination revenues. We acquired six properties during the twelve months ended March 31, 2012.

The following tables show total operating revenues for same store properties and new properties (in thousands):

	Same Store			New Properties
	Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011	Change	2012	2011	Change
Rental	$216,061	$196,795	$19,266	$6,773	$—	$6,773
Tenant reimbursements	54,974	51,834	3,140	2,888	—	2,888
Construction management fee	—	—	—	2,452	1,817	635
Other	—	295	(295)	—	—	—

Total operating revenues	$271,035	$248,924	$22,111	$12,113	$1,817	$10,296

Same store rental revenues increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily as a result of new leases at our properties during the twelve months ended March 31, 2012 due to strong demand for datacenter space, including leases of completed development and redevelopment space, the largest of which was for space in 29A International Business Park, 4849 Alpha Road, 4030-4050 Lafayette and 365 South Randolphville Road. Rental revenue included amounts earned from leases with The tel(x) Group, Inc., or tel(x), which was sold to an unrelated third party in 2011, of approximately $10.4 million and $8.8 million for the three months ended March 31, 2012 and 2011, respectively. Same store tenant reimbursement revenues increased for the three months ended March 31, 2012 as compared to the same period in 2011 primarily as a result of new leasing and higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at Paul van Vlissingenstraat, 720 2nd Street, 29A International Business Park and 365 South Randolphville Road.

New properties revenue increases were caused by properties acquired during the period from January 1, 2011 to March 31, 2012. For the three months ended March 31, 2012, 760 Doug Davis Drive, Convergence Business Park and 360 Spear Street contributed $8.8 million, or approximately 85%, of the total new properties increase in revenues compared to the same period in 2011.

Operating Expenses and Interest Expense

Operating expenses and interest expense during the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011	Change
Rental property operating and maintenance	$79,845	$71,723	$8,122
Property taxes	16,042	13,471	2,571
Insurance	2,230	2,051	179
Construction management	193	1,737	(1,544)
Depreciation and amortization	83,995	73,918	10,077
General and administrative	14,250	12,405	1,845
Transactions	677	681	(4)
Other	—	90	(90)

Total operating expenses	$197,232	$176,076	$21,156

Interest expense	$38,030	$36,082	$1,948

As shown in the same store and new properties table below, total expenses for the three months ended March 31, 2012 increased compared to the same period in 2011 primarily as a result of higher utility rates in several of our properties along with redevelopment projects being placed into service leading to higher utility expense in 2012. The following table shows expenses for same store properties and new properties (in thousands):

	Same Store			New Properties
	Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011	Change	2012	2011	Change
Rental property operating and maintenance	$77,116	$71,426	$5,690	$2,729	$298	$2,431
Property taxes	15,347	13,471	1,876	695	—	695
Insurance	2,101	1,922	179	129	129	—
Construction management	—	—	—	193	1,737	(1,544)
Depreciation and amortization	80,736	73,918	6,818	3,259	—	3,259
General and administrative (1)	14,250	12,405	1,845	—	—	—
Transactions	—	—	—	677	681	(4)
Other	—	90	(90)	—	—	—

Total operating expenses	$189,550	$173,232	$16,318	$7,682	$2,845	$4,837

Interest expense (2)	$36,841	$36,082	$759	$1,189	$—	$1,189

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.
(2)	Interest expense on our global revolving credit facility is allocated on a specific property basis.

Same store rental property operating and maintenance expenses increased in the three months ended March 31, 2012 compared to the same period in 2011 primarily as a result of higher consumption and utility rates in several of our properties along with redevelopment projects being placed into service leading to higher utility expense in 2012. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and executed leasing activities of $7.9 million and $6.2 million for the three months ended March 31, 2012 and 2011, respectively.

Same store depreciation and amortization expense increased in the three months ended March 31, 2012 compared to the same period in 2011, principally because of depreciation of redevelopment projects that were placed into service in the final nine months of 2011 and during 2012.

General and administrative expenses for the three months ended March 31, 2012 increased compared to the same period in 2011 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher professional fees and marketing expenses.

Same store interest expense increased for the three months ended March 31, 2012 as compared to the same period in 2011 primarily as a result of higher average outstanding debt balances during 2012 compared to 2011 primarily due to the issuance of our 5.250% Notes due 2021 in March 2011 and increased capacity on our global revolving credit facility. During the three months ended March 31, 2012 and 2011, we capitalized interest of approximately $4.5 million and $4.7 million, respectively.

New properties increases were caused by properties acquired during the period from January 1, 2011 to March 31, 2012. For the three months ended March 31, 2012, 760 Doug Davis Drive, Convergence Business Park and 360 Spear Street contributed $6.7 million, or approximately 138%, of the total new properties increase in total operating expenses compared to the same period in 2011.

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

Our parent company is a well-known seasoned issuer with an effective shelf registration statement filed on April 23, 2012 that allows our parent company to register unspecified various classes of equity securities. As circumstances warrant, our parent company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. Any proceeds from such equity issuances would be generally contributed to our operating partnership in exchange for additional equity interests in our operating partnership. Our operating partnership may use the proceeds to acquire additional properties, to fund development and redevelopment opportunities and for general working capital purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or preferred securities.

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

On June 29, 2011, our parent company commenced a new At-the-Market equity distribution program under which it can issue and sell up to $400.0 million of its common stock through, at its discretion, any of Merrill Lynch, Pierce Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC as its sales agents. For the three months ended March 31, 2012, our parent company generated net proceeds of approximately $62.7 million from the issuance of approximately 1.0 million shares of common stock under the program at an average price of $66.19 per share after payment of approximately $0.6 million of commissions to the sales agents. The proceeds from the issuances were contributed to our operating partnership in exchange for the issuance of approximately 1.0 million common units to our parent company. Our parent company intends to use the net proceeds from the program to temporarily repay borrowings under our operating partnership’s global revolving credit facility, to acquire additional properties, to fund development and redevelopment opportunities and for general working capital purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or preferred equity securities. The sales of common stock under the equity distribution program will be made in “at the market” offerings as defined in Rule 415 of the Securities Act.

On April 5, 2012 and April 18, 2012, our parent company issued an aggregate of 7.3 million shares of 6.625% series F cumulative redeemable preferred stock for total net proceeds, after underwriting discounts and estimated offering expenses, of $175.8 million, including the proceeds from the exercise of a portion of the underwriters’ over-allotment option. Our parent company intends to use the net proceeds from the offering to temporarily repay borrowings under our operating partnership’s global revolving credit facility, to acquire additional properties, to fund development and redevelopment opportunities and for general working capital purposes including potentially for the repurchase, redemption or retirement of outstanding debt or preferred equity securities.

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

Our parent company has declared and paid the following dividends on its common and preferred stock for the three months ended March 31, 2012 (in thousands):

Date dividend declared	Dividend payable date	Series C Preferred Stock (1)	Series D Preferred Stock (2)	Series E Preferred Stock (3)	Common Stock (4)
February 14, 2012	March 30, 2012	$1,402	$2,398	$5,031	$78,335

(1)	$1.094 annual rate of dividend per share.
(2)	$1.375 annual rate of dividend per share.
(3)	$1.750 annual rate of dividend per share.
(4)	$2.920 annual rate of dividend per share.

Distributions out of our current or accumulated earnings and profits are generally classified as ordinary income whereas distributions in excess of our current and accumulated earnings and profits, to the extent of a stockholder’s U.S. federal income tax basis in our parent company’s stock, are generally classified as a return of capital. Distributions in excess of a stockholder’s U.S. federal income tax basis in our parent company’s stock are generally characterized as capital gain. Cash provided by operating activities has been generally sufficient to fund all distributions, however, we may also need to utilize borrowings under the global revolving credit facility to fund all distributions.

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

As of March 31, 2012, we had $26.2 million of cash and cash equivalents, excluding $43.8 million of restricted cash. Restricted cash primarily consists of interest-bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements, as well as capital expenditures.

Our short-term liquidity requirements primarily consist of operating expenses, development and redevelopment costs and other expenditures associated with our properties, distributions to our parent company in order for it to make dividend payments on its preferred stock, distributions to our parent company in order for it to make dividend payments to its stockholders required to maintain its REIT status, distributions to the unitholders in our operating partnership, capital expenditures, debt service on our loans and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, restricted cash accounts established for certain future payments and by drawing upon our global revolving credit facility.

On November 3, 2011, we replaced our corporate and Asia Pacific revolving credit facilities with an expanded revolving credit facility, which we refer to as the global revolving credit facility, increasing the total capacity to $1.5 billion from $850 million. The renewed facility matures in November 2015, with a one-year extension option. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit rating of our long-term debt and is currently 125 basis points. An annual facility fee on the unused portion of the facility, based on the credit rating of our long-term debt and currently 25 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, Pound Sterling, Swiss Franc and Japanese yen denominations. As of March 31, 2012, borrowings under the global revolving credit facility bore interest at a blended rate of 1.50% (U.S), 1.72% (Euro), 1.98% (GBP), 1.56% (Singapore Dollars), 5.67% (Australian Dollars) and 1.55% (Hong Kong Dollars), which are based on 1-month LIBOR, 1-month EURIBOR, 1-month GBP LIBOR, 1-month SIBOR, 1-month BBR and 1-month HIBOR, respectively, plus a margin of 1.25%. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development and redevelopment opportunities and to provide for working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or preferred equity securities. We capitalized approximately $10.2 million of financing costs related to the global revolving credit facility. As of March 31, 2012, approximately $678.6 million was drawn under this facility and $23.0 million of letters of credit were issued, leaving approximately $798.4 million available for use.

On April 17, 2012, we closed a new $750.0 million senior unsecured multi-currency term loan facility. The new facility matures on April 16, 2017. Interest rates are based on our senior unsecured debt ratings and is currently 145 basis points over the applicable index for floating rate advances. Funds may be drawn in U.S, Singapore and Australian dollars, as well as Euro and Pound Sterling denominations with the option to add Hong Kong dollars and Yen upon an accordion exercise. The new term loan provides funds for acquisitions, repayment of indebtedness, development and redevelopment, working capital and general corporate purposes. Covenants are consistent with our global revolving credit facility.

For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.

On June 29, 2011, our parent company commenced its new At-the-Market equity distribution program discussed under “Liquidity and Capital Resources of the Parent Company” above. For the three months ended March 31, 2012, our parent company generated net proceeds of approximately $62.7 million from the issuance of approximately 1.0 million shares of common stock under the program at an average price of $66.19 per share after payment of approximately $0.6 million of commissions to the sales agents. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 1.0 million common units to our parent company.

On April 5, 2012 and April 18, 2012, our parent company issued an aggregate of 7.3 million shares of 6.625% series F cumulative redeemable preferred stock discussed under “Liquidity and Capital Resources of the Parent Company” above, for total net proceeds, after underwriting discounts and estimated offering expenses, of $175.8 million, including the proceeds from the exercise of a portion of the underwriters’ over-allotment option. The proceeds from the offering were contributed to us in exchange for the issuance of 7,300,000 6.625% series F cumulative redeemable preferred units to our parent company.

On February 22, 2012, we completed the acquisition of Convergence Business Park in Lewisville, Texas for a purchase price of approximately $123.0 million. The property consists of eight income producing buildings along with undeveloped land. The acquisition was funded with borrowings under our global revolving credit facility.

Construction

As of March 31, 2012 and December 31, 2011, work in progress, including the proportionate land and property costs related to current construction projects, amounted to $394.6 million, or $543.3 million including construction accruals and certain capitalized costs, and $345.0 million, or $448.4 million including construction accruals and certain capitalized costs, respectively. Separately, our redevelopment program included the proportionate land and building costs related to other targeted projects in the amount of $64.2 million and $122.0 million as of March 31, 2012 and December 31, 2011, respectively. Work in progress related to non-redevelopment projects, primarily tenant and building improvements, amounted to $13.5 million and $10.2 million as of March 31, 2012 and December 31, 2011, respectively.

Future Uses of Cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of March 31, 2012, we had approximately 2.2 million square feet of redevelopment space and we also owned approximately 331,000 net rentable square feet of datacenter space with extensive installed tenant improvements that we may subdivide for Turn-Key Datacenter® use during the next two years rather than lease to large single tenants. Turn-Key Datacenter® space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Datacenter® space, we expect to incur significant tenant improvement costs to build out and redevelop these types of spaces. At March 31, 2012, approximately 1,398,000 square feet of space was under construction for Turn-Key Datacenter®, Powered Base Building® and Build-to-Suit product, all of which are expected to be income producing on or after completion, in 13 U.S. domestic markets, one European market, two Australian markets and Singapore, consisting of approximately 617,000 square feet of development projects and 781,000 square feet of redevelopment projects. At March 31, 2012, we had commitments under construction contracts for approximately $213.1 million. We currently expect to incur approximately $565.0 million to $765.0 million of capital expenditures for our development and redevelopment programs during the nine months ending December 31, 2012, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Historical Capital Expenditures

	Three Months Ended
	March 31, 2012	March 31, 2011
Development projects	$55,417	$26,159
Redevelopment projects	82,823	86,576
Other capital expenditures	35,874	10,951

Total capital expenditures (excluding indirect costs)	$174,114	$123,686

For the three months ended March 31, 2012, total capital expenditures increased $50.4 million to $174.1 million from the three months ended March 31, 2011. Our development capital expenditures for the three months ended March 31, 2012 were approximately $55.4 million, which reflects an increase of approximately 112% from the same period in 2011. This increase was primarily due to increased spending for build to suit projects. Our development capital expenditures are generally funded by our available cash and equity and debt capital. We also spent approximately $82.8 million in the three months ended March 31, 2012 on redevelopment projects, which reflects a decrease of approximately 4% compared to the same period in

2011. This decrease was primarily due to a general decrease in the level of construction activity in our U.S. markets partially offset by an increase in our international markets. Our redevelopment capital expenditures are generally funded by our available cash and equity and debt capital. Other capital expenditures include capitalized replacement and other projects relating to the existing operating portfolio and increased in the three months ended March 31, 2012 compared to the same period in 2011 primarily due to a general increase in the level of activity related to these projects.

Indirect costs, including capitalized interest, capitalized in the three months ended March 31, 2012 and March 31, 2011 were $12.5 million and $10.9 million, respectively. Capitalized interest comprised approximately $4.5 million and $4.7 million, respectively, of the total indirect costs capitalized for the three months ended March 31, 2012 and March 31, 2011. The decrease in capitalized interest in the three months ended March 31, 2012 compared to the same period in 2011 was primarily due to a decrease in the weighted average cost of debt at March 31, 2012 as compared to March 31, 2011. Excluding capitalized interest, the increase in indirect costs in the three months ended March 31, 2012 compared to the same period in 2011 was primarily due to capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities. See “—Future Uses of Cash” for a discussion of the amount of capital expenditures we expect to incur during the nine months ending December 31, 2012.

We are also subject to the commitments discussed below under “Commitments and Contingencies,” “Off-Balance Sheet Arrangements” and “Distributions.”

Consistent with our growth strategy, we actively pursue opportunities for potential acquisitions, with due diligence and negotiations often at different stages at different times. The dollar value of acquisitions for the remainder of the year ending December 31, 2012 will be based on numerous factors, including tenant demand, leasing results, availability of debt or equity capital and acquisition opportunities.

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

We expect to meet our short- and long-term liquidity requirements, including to pay for scheduled debt maturities and to fund property acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our parent company. We also may fund future short- and long-term liquidity requirements, including property acquisitions and non-recurring capital improvements using our global revolving credit facility pending permanent financing. If we are not able to obtain additional financing on terms attractive to us, or at all, including as a result of the circumstances described above under “Factors Which May Influence Future Results of Operations—Global market and economic conditions”, we may be required to reduce our acquisition or capital expenditure plans, which could have a material adverse effect upon our business and results of operations.

Distributions

All distributions on our units are at the discretion of our parent company’s board of directors. During the three months ended March 31, 2012, our operating partnership declared and paid the following distributions (in thousands):

Date distribution declared	Distribution payable date	Series C Preferred Units (1)	Series D Preferred Units (2)	Series E Preferred Units (3)	Common Units (4)
February 14, 2012	March 30, 2012	$1,402	$2,398	$5,031	$81,917

(1)	$1.094 annual rate of distribution per unit.
(2)	$1.375 annual rate of distribution per unit.
(3)	$1.750 annual rate of distribution per unit.
(4)	$2.920 annual rate of distribution per unit.

Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the leases of the 192,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2012. We made payments of approximately $0.4 million to the seller during the three months ended March 31, 2012 and 2011. We have recorded approximately $0.3 million and $0.7 million for this contingent liability on our condensed consolidated balance sheet at March 31, 2012 and December 31, 2011, respectively.

As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined. As of March 31, 2012, construction is not complete and none of the leases executed subsequent to purchase would cause an amount to become probable of payment and therefore no amount is accrued as of March 31, 2012. The maximum amount that could be earned by the seller is $50.0 million Singapore Dollars (or approximately $39.8 million based on the exchange rate as of March 31, 2012). The earnout contingency expires in November 2020.

One of the tenants at our Convergence Business Park property has an option to expand as part of their lease agreement, which expires in April 2017. As part of this option, development activities are not permitted on specifically identified expansion space within the property until April 2014. If the tenant elects to take this option, we can elect one of two options. The first option is to construct and develop an additional shell on the expansion space. Concurrent with this obligation, the tenant would also execute an amendment to the existing lease to reflect the expansion of the space to include the additional shell building. The second option is to sell the existing building and the expansion space to the tenant for a price of approximately $24.0 million and $225,000 per square acre, respectively, plus additional adjustments as provided in the lease.

As of March 31, 2012, we were a party to interest rate cap and swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt, as of March 31, 2012 (in millions):

Debt Summary:
Fixed rate	$2,415.9
Variable rate debt subject to interest rate swaps and caps	177.3

Total fixed rate debt (including interest rate swaps and caps)	2,593.2
Variable rate—unhedged	678.6

Total	$3,271.8

Percent of Total Debt:
Fixed rate (including swapped debt)	79.3%
Variable rate	20.7%

Total	100.0%

Effective Interest Rate as of March 31, 2012(1):
Fixed rate (including hedged variable rate debt)	5.56%
Variable rate	1.65%
Effective interest rate	4.75%

(1)	Excludes impact of deferred financing cost amortization.

As of March 31, 2012, we had approximately $3.3 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total enterprise value was approximately 27% (based on the closing price of Digital Realty Trust, Inc.’s common stock on March 31, 2012 of $73.97). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units and Class C Units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, GBP LIBOR, SIBOR, BBR and HIBOR rates, depending on the respective agreement governing the debt. Assuming maturity of the 2029 Debentures at its first redemption date in April 2014, as of March 31, 2012, our debt had a weighted average term to initial maturity of approximately 4.6 years (approximately 4.8 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of March 31, 2012, we were party to interest rate swap and cap agreements related to $177.3 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

The following table shows cash flows and ending cash and cash equivalent balances for the three months ended March 31, 2012 and 2011, respectively (in thousands):

	Three Months Ended March 31,
	2012	2011	Change
Net cash provided by operating activities	$70,537	$64,489	$6,048
Net cash used in investing activities	(316,829)	(137,557)	(179,272)
Net cash provided by financing activities	231,904	105,717	126,187

Net (decrease) increase in cash and cash equivalents	$(14,388)	$32,649	$(47,037)

The increase in net cash provided by operating activities was due to increased cash flows from new leasing at our same store properties, completed and leased development and redevelopment space and our acquisition of new operating properties which was partially offset by increased operating and interest expenses. Net cash used in investing activities increased for the three months ended March 31, 2012, as we had an increase in cash paid for acquisitions for the three months ended March 31, 2012 ($119.1 million) as compared to in the same period in 2011 ($0) along with an increase in cash paid for capital expenditures for the three months ended March 31, 2012 ($186.0 million) as compared to the same period in 2011 ($135.1 million).

Cash flows from financing activities for the company consisted of the following amounts (in thousands):

	Three Months Ended March 31,
	2012	2011	Change
Proceeds from borrowings, net of repayments	$326,045	$(126,296)	$452,341
Net proceeds from issuance of common and preferred stock, including exercise of stock options	63,890	6,463	57,427
Net proceeds from 2021 Notes	—	396,500	(396,500)
Principal payments on 2026 Debentures	—	(35,850)	35,850
Dividend and distribution payments	(166,204)	(123,984)	(42,220)
Other	8,173	(11,116)	19,289

Net cash provided by financing activities	$231,904	$105,717	$126,187

The increase in net cash provided by financing activities was primarily due to net borrowings during the three months ended March 31, 2012 (net proceeds of $402.7 million) as compared to net repayments for the three months ended March 31, 2011 (net payments of $121.6 million) offset by the issuance of our 2021 Notes (net proceeds of $396.5 million) during the three months ended March 31, 2011. The increase in dividend and distribution payments for the three months ended March 31, 2012 as compared to the same period in 2011 was a result of an increase in shares outstanding and dividend amount per share of common stock in 2012 as compared to 2011 and dividends on our series E preferred stock being paid for a full quarter for the three months ended March 31, 2012, whereas this series of preferred stock was not outstanding for the three months ended March 31, 2011.

Cash flows from financing activities for the operating partnership consisted of the following amounts (in thousands).

	Three Months Ended March 31,
	2012	2011	Change
Proceeds from borrowings, net of repayments	$326,045	$(126,296)	$452,341
General partner contributions, net	63,890	6,463	57,427
Net proceeds from 2021 Notes	—	396,500	(396,500)
Principal payments on 2026 Debentures	—	(35,850)	35,850
Distribution payments	(166,204)	(123,984)	(42,220)
Other	8,173	(11,116)	19,289

Net cash provided by financing activities	$231,904	$105,717	$126,187

The increase in net cash provided by financing activities was primarily due to net borrowings during the three months ended March 31, 2012 (net proceeds of $402.7 million) as compared to net repayments for the three months ended March 31, 2011 (net payments of $121.6 million) offset by the issuance of the 2021 Notes (net proceeds of $396.5 million) during the three months ended March 31, 2011. The increase in distribution payments for the three months ended March 31, 2012 as compared to the same period in 2011 was a result of an increase in units outstanding and distribution amount per common unit in 2012 as compared to 2011 and distributions on our series E preferred units being paid for a full quarter for the three months ended March 31, 2012, whereas this series of preferred units was not outstanding for the three months ended March 31, 2011.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in our operating partnership that are not owned by Digital Realty Trust, Inc., which, as of March 31, 2012, amounted to 4.3% of our operating partnership common units. In conjunction with our formation, GI Partners received common units, in exchange for contributing ownership interests in properties to our operating partnership. Also, our operating partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(in thousands, except per share data)

	Three Months Ended
	March 31, 2012	March 31, 2011
Net income available to common stockholders	$39,211	$30,980
Adjustments:
Noncontrolling interests in operating partnership	1,586	1,652
Real estate related depreciation and amortization (1)	82,993	73,506
Real estate related depreciation and amortization related to investment in unconsolidated joint ventures	905	892

FFO available to common stockholders and unitholders (2)	$124,695	$107,030

Basic FFO per share and unit	$1.12	$1.11
Diluted FFO per share and unit (2)	$1.06	$1.02
Weighted average common stock and units outstanding
Basic	111,433	96,303
Diluted (2)	125,482	115,730

(1) Depreciation and amortization per income statement	83,995	73,918
Non-real estate depreciation	(1,002)	(412)

	$82,993	$73,506

(2)	At March 31, 2012, we had 5,126 series C convertible preferred shares and 6,977 series D convertible preferred shares outstanding that were convertible into 2,785 common shares and 4,337 common shares on a weighted average basis for the three months ended March 31, 2012, respectively. For the three months ended March 31, 2012, we have excluded the effect of dilutive series E preferred stock, that may be converted upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series E preferred stock, which we consider highly improbable; if included, the dilutive effect for the three months ended March 31, 2012 would be 4,026 shares. In addition, we had a balance of $266,400 of 5.50% exchangeable senior debentures due 2029 that were exchangeable for 6,442 common shares on a weighted average basis for the three months ended March 31, 2012. See below for calculations of diluted FFO available to common stockholders and unitholders and weighted average common stock and units outstanding.

	Three Months Ended
	March 31, 2012	March 31, 2011
FFO available to common stockholders and unitholders	$124,695	$107,030

Add: Series C convertible preferred dividends	1,402	1,832
Add: Series D convertible preferred dividends	2,398	4,690
Add: 5.50% exchangeable senior debentures interest expense	4,050	4,050

FFO available to common stockholders and unitholders—diluted	$132,545	$117,602

Weighted average common stock and units outstanding	111,433	96,303
Add: Effect of dilutive securities (excluding series C and D convertible preferred stock and 5.50% exchangeable senior debentures)	485	1,172
Add: Effect of dilutive series C convertible preferred stock	2,785	3,652
Add: Effect of dilutive series D convertible preferred stock	4,337	8,333
Add: Effect of dilutive 5.50% exchangeable senior debentures	6,442	6,270

Weighted average common stock and units outstanding—diluted	125,482	115,730

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Analysis of Debt between Fixed and Variable Rate.

We use interest rate swap and cap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of March 31, 2012, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$2,415.9	$2,796.7
Variable rate debt subject to interest rate swaps and caps	177.3	177.9

Total fixed rate debt (including interest rate swaps and caps)	2,593.2	2,974.6
Variable rate debt	678.6	678.6

Total outstanding debt	$3,271.8	$3,653.2

Interest rate swaps included in this table and their fair values as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of March 31, 2012		As of December 31, 2011		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of March 31, 2012	As of December 31, 2011
$68,554	(1)	$66,563	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013	$(2,215)	$(2,363)
13,655	(2)	13,319	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013	(558)	(583)
9,880	(2)	9,636	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013	(415)	(435)
8,695	(2)	8,480	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013	(421)	(432)
—		39,483	(2)	Swap	3.776	Dec. 5, 2006	Jan. 18, 2012 (3)	—	(41)
—		33,946	(2)	Swap	4.000	Dec. 20, 2006	Jan. 18, 2012 (3)	—	(38)
40,029	(2)	38,883	(2)	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014	(1,713)	(1,592)
15,952		16,163		Cap	4.000	June 24, 2009	June 25, 2012 (4)	—	—
20,500		20,500		Cap	4.000	Aug. 4, 2010	June 15, 2013	—	—

$177,265		$246,973						$(5,322)	$(5,484)

(1)	Translation to U.S. dollars is based on exchange rate of $1.60 to £1.00 as of March 31, 2012 and $1.55 to £1.00 as of December 31, 2011.
(2)	Translation to U.S. dollars is based on exchange rate of $1.33 to €1.00 as of March 31, 2012 and $1.30 to €1.00 as of December 31, 2011.
(3)	The swap agreements were terminated as the mortgage loans were paid in full at maturity in January 2012.
(4)	This cap agreement was terminated on April 27, 2012 as the mortgage loan was paid in full on April 26, 2012.

Sensitivity to Changes in Interest Rates.

The following table shows the effect if assumed changes in interest rates occurred:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps and caps following an assumed 10% increase in interest rates	7	$0.2
Decrease in fair value of interest rate swaps and caps following an assumed 10% decrease in interest rates	(7)	(0.2)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped or capped interest following a 10% increase in interest rates	7	0.5
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped or capped interest following a 10% decrease in interest rates	(7)	(0.5)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(7)	7.5
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	7	(7.0)

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

Foreign Currency Exchange Risk

For the three months ended March 31, 2012 and 2011, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, Canada and Singapore as well as Australia and Hong Kong in the three months ended March 31, 2012, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British Pound, Euro, Swiss Franc, Australian Dollar, Singapore Dollar and the Hong Kong Dollar, except for our Canadian property for which the functional currency is the U.S. dollar. Our primary currency exposures are to the Euro and the British Pound. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended March 31, 2012 and 2011, operating revenues from properties outside the United States contributed $36.6 million and $25.7 million, respectively, which represented 12.9% and 10.2% of our operating revenues, respectively. Net investment in properties outside the United States was $1,040.9 million and $963.3 million as of March 31, 2012 and December 31, 2011, respectively.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

The risk factors discussed under the heading “Risk Factors” and elsewhere in the company’s and the operating partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

During the three months ended March 31, 2012, our operating partnership issued approximately 1.0 million common units to Digital Realty Trust, Inc. in exchange for the contribution by Digital Realty Trust, Inc. to it of the net proceeds of approximately $62.7 million from Digital Realty Trust, Inc.’s issuance of approximately 1.0 million shares of common stock under its At-the-Market equity distribution program.

During the three months ended March 31, 2012, holders of 150 shares of Digital Realty Trust, Inc.’s series C cumulative convertible preferred stock exercised their right to convert such series C preferred shares into Digital Realty Trust, Inc.’s common stock and received 81 shares of Digital Realty Trust, Inc.’s common stock. In connection with this conversion, our operating partnership issued 81 common units to Digital Realty Trust, Inc. in exchange for 150 series C cumulative convertible preferred units.

During the three months ended March 31, 2012, Digital Realty Trust, Inc. issued an aggregate of 32,758 shares of its common stock upon the exercise of stock options. Digital Realty Trust, Inc. contributed the proceeds of approximately $1.3 million to our operating partnership in exchange for an aggregate of 32,758 common units, as required by our operating partnership’s partnership agreement.

During the three months ended March 31, 2012, Digital Realty Trust, Inc. issued, net of forfeitures, an aggregate of 95,667 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our operating partnership issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended March 31, 2012, our operating partnership issued an aggregate of 95,667 common units to Digital Realty Trust, Inc., as required by our operating partnership’s partnership agreement.

For these issuances of common units to Digital Realty Trust, Inc., our operating partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE- listed company with over $6 billion in total consolidated assets and as our operating partnership’s majority owner and general partner as the basis for the exemption under Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended.

3.2	Fourth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 21, 2012).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 (File No. 000-54023) filed on June 25, 2010).

3.4	Tenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on April 10, 2012).

10.1*	Term Loan Agreement, dated as of April 16, 2012, among Digital Realty Trust, L.P., Digital Realty Datafirm, LLC, Digital Luxembourg III S.à r.l., Digital Realty (Redhill) S.à r.l., Digital Realty (Blanchardstown) Limited, Digital Realty (Paris 2) SCI, and Digital Singapore Jurong East Pte. Ltd, as borrowers, and Digital Realty Trust, Inc., as guarantor, the banks, financial institutions and other institutional lenders listed therein, as the initial lenders, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book running managers, and Lloyds TSB Bank PLC, Royal Bank of Canada, Sumitomo Mitsui Banking Corporation, Suntrust Bank, U.S. Bank National Association, a national banking association, and Wells Fargo Bank, National Association, as co-documentation agents.

10.2†	Employment Agreement, dated December 19, 2005, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Brent Behrman.

10.3†	Form of Sales Compensation Plan, Head of Sales FY11 Incentive Plan.

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101**	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Condensed Consolidated Income Statements for the three months ended March 31, 2012 and 2011; (iii) Condensed Consolidated Statement of Equity/Statement of Capital for the three months ended March 31, 2012; (iv) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to Condensed Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

May 7, 2012	/S/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer (principal executive officer)

May 7, 2012	/S/ A. WILLIAM STEIN
A. William Stein Chief Financial Officer and Chief Investment Officer (principal financial officer)

May 7, 2012	/S/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

	By:	Digital Realty Trust, Inc. Its general partner

By:

May 7, 2012	/S/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer (principal executive officer)

May 7, 2012	/S/ A. WILLIAM STEIN
A. William Stein Chief Financial Officer and Chief Investment Officer (principal financial officer)

May 7, 2012	/S/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)

Exhibit Index

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended.

3.2	Fourth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 21, 2012).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 (File No. 000-54023) filed on June 25, 2010).

3.4	Tenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on April 10, 2012).

10.1*	Term Loan Agreement, dated as of April 16, 2012, among Digital Realty Trust, L.P., Digital Realty Datafirm, LLC, Digital Luxembourg III S.à r.l., Digital Realty (Redhill) S.à r.l., Digital Realty (Blanchardstown) Limited, Digital Realty (Paris 2) SCI, and Digital Singapore Jurong East Pte. Ltd, as borrowers, and Digital Realty Trust, Inc., as guarantor, the banks, financial institutions and other institutional lenders listed therein, as the initial lenders, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book running managers, and Lloyds TSB Bank PLC, Royal Bank of Canada, Sumitomo Mitsui Banking Corporation, Suntrust Bank, U.S. Bank National Association, a national banking association, and Wells Fargo Bank, National Association, as co-documentation agents.

10.2†	Employment Agreement, dated December 19, 2005, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Brent Behrman.

10.3†	Form of Sales Compensation Plan, Head of Sales FY11 Incentive Plan.

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101**	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Condensed Consolidated Income Statements for the three months ended March 31, 2012 and 2011; (iii) Condensed Consolidated Statement of Equity/Statement of Capital for the three months ended March 31, 2012; (iv) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to Condensed Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.