Form 10-Q
period 2012-06-30
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2012-08-07
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From            to            .

Commission file number 001-32336 (Digital Realty Trust, Inc.)

                                            000-54023 (Digital Realty Trust, L.P.)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Digital Realty Trust, Inc.) Maryland (Digital Realty Trust, L.P.)	26-0081711 20-2402955
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

Four Embarcadero Center, Suite 3200 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

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

Digital Realty Trust, Inc.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Digital Realty Trust, L.P.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Digital Realty Trust, Inc.:

Class	Outstanding at July 30, 2012
Common Stock, $.01 par value per share	121,993,651

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2012 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of June 30, 2012, Digital Realty Trust, Inc. owned an approximate 95.8% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 4.2% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of Digital Realty Trust, Inc. As of June 30, 2012, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

There are a few differences between our company and our operating partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between our company and our operating partnership in the context of how we operate as an interrelated consolidated company. Digital Realty Trust, Inc. is a REIT, whose only material asset is its ownership of partnership interests of Digital Realty Trust, L.P. As a result, Digital Realty Trust, Inc. does not conduct business itself, other than acting as the sole general partner of Digital Realty Trust, L.P., issuing public equity from time to time and guaranteeing certain unsecured debt of Digital Realty Trust, L.P. Digital Realty Trust, Inc. itself does not issue any indebtedness but guarantees the unsecured debt of Digital Realty Trust, L.P., as disclosed in this report. Digital Realty Trust, L.P. holds substantially all the assets of the company and holds the ownership interests in the company’s joint ventures. Digital Realty Trust, L.P. conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Digital Realty Trust, Inc., which are generally contributed to Digital Realty Trust, L.P. in exchange for partnership units, Digital Realty Trust, L.P. generates the capital required by the company’s business through Digital Realty Trust, L.P.’s operations, by Digital Realty Trust, L.P.’s direct or indirect incurrence of indebtedness or through the issuance of partnership units.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$596,771	$555,113
Acquired ground leases	6,103	6,214
Buildings and improvements	5,838,885	5,253,754
Tenant improvements	344,215	303,502

Total investments in properties	6,785,974	6,118,583
Accumulated depreciation and amortization	(1,033,128)	(900,044)

Net investments in properties	5,752,846	5,218,539
Investment in unconsolidated joint ventures	42,952	23,976

Net investments in real estate	5,795,798	5,242,515
Cash and cash equivalents	47,777	40,631
Accounts and other receivables, net of allowance for doubtful accounts of $2,624 and $2,436 as of June 30, 2012 and December 31, 2011, respectively	96,609	90,580
Deferred rent	279,971	246,815
Acquired above market leases, net	25,367	29,701
Acquired in place lease value and deferred leasing costs, net	370,179	335,381
Deferred financing costs, net	31,024	29,849
Restricted cash	35,322	55,165
Other assets	35,066	27,929

Total assets	$6,717,113	$6,098,566

LIABILITIES AND EQUITY
Global revolving credit facility	$324,476	$275,106
Unsecured term loan	520,942	—
Unsecured senior notes, net of discount	1,441,569	1,441,072
Exchangeable senior debentures	266,400	266,400
Mortgage loans, net of premiums	846,825	947,132
Other secured loan	—	10,500
Accounts payable and other accrued liabilities	372,974	315,133
Accrued dividends and distributions	—	75,455
Acquired below market leases, net	112,891	85,819
Security deposits and prepaid rents	92,852	101,538

Total liabilities	3,978,929	3,518,155
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 30,000,000 shares authorized:
Series C Cumulative Convertible Preferred Stock, 4.375%, $0 and $128,159 liquidation preference, respectively ($25.00 per share), 0 and 5,126,364 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	—	123,820
Series D Cumulative Convertible Preferred Stock, 5.500%, $174,096 and $174,426 liquidation preference, respectively ($25.00 per share), 6,963,848 and 6,977,055 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	168,350	168,669
Series E Cumulative Redeemable Preferred Stock, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per share), 11,500,000 and 11,500,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	277,172	277,292
Series F Cumulative Redeemable Preferred Stock, 6.625%, $182,500 and $0 liquidation preference, respectively ($25.00 per share), 7,300,000 and 0 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	176,253	—
Common Stock: $0.01 par value, 165,000,000 shares authorized, 110,268,388 and 106,039,279 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1,098	1,057
Additional paid-in capital	2,687,065	2,496,651
Dividends in excess of earnings	(566,273)	(488,692)
Accumulated other comprehensive loss, net	(55,701)	(55,880)

Total stockholders’ equity	2,687,964	2,522,917

Noncontrolling Interests:
Noncontrolling interests in operating partnership	46,273	45,057
Noncontrolling interests in consolidated joint ventures	3,947	12,437

Total noncontrolling interests	50,220	57,494

Total equity	2,738,184	2,580,411

Total liabilities and equity	$6,717,113	$6,098,566

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Revenues:
Rental	$234,923	$202,806	$457,757	$399,601
Tenant reimbursements	60,422	51,311	118,284	103,145
Construction management	1,954	13,759	4,406	15,576
Other	6,405	5	6,405	300

Total operating revenues	303,704	267,881	586,852	518,622

Operating Expenses:
Rental property operating and maintenance	87,576	72,337	167,421	144,060
Property taxes	15,769	13,962	31,811	27,433
Insurance	2,260	1,998	4,490	4,049
Construction management	596	11,199	789	12,936
Depreciation and amortization	89,000	76,848	172,995	150,766
General and administrative	15,109	14,077	29,359	26,482
Transactions	4,608	740	5,285	1,421
Other	337	—	337	90

Total operating expenses	215,255	191,161	412,487	367,237

Operating income	88,449	76,720	174,365	151,385

Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	3,493	1,058	4,882	2,266
Interest and other income	1,216	380	1,925	644
Interest expense	(37,681)	(39,334)	(75,711)	(75,416)
Tax expense	(1,206)	(233)	(1,927)	(661)
Loss from early extinguishment of debt	(303)	(363)	(303)	(978)

Net income	53,968	38,228	103,231	77,240

Net income attributable to noncontrolling interests	(1,634)	(1,525)	(2,855)	(3,035)

Net income attributable to Digital Realty Trust, Inc.	52,334	36,703	100,376	74,205

Preferred stock dividends	(10,313)	(4,713)	(19,144)	(11,235)

Net income available to common stockholders	$42,021	$31,990	$81,232	$62,970

Net income per share available to common stockholders:
Basic	$0.38	$0.33	$0.75	$0.67
Diluted	$0.38	$0.33	$0.75	$0.66

Weighted average common shares outstanding:
Basic	109,761,017	96,295,585	108,430,437	93,875,415
Diluted	110,166,082	97,511,811	108,809,574	95,012,965

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income	$53,968	$38,228	$103,231	$77,240

Other comprehensive income (loss):
Foreign currency translation adjustments	(18,002)	8,631	1,301	25,037
Decrease in fair value of interest rate swaps	(1,943)	(2,453)	(2,888)	(947)
Reclassification to interest expense from interest rate swaps	686	1,589	1,790	3,174

Comprehensive income	34,709	45,995	103,434	104,504

Comprehensive income attributable to noncontrolling interests	(901)	(1,891)	(2,879)	(4,387)

Comprehensive income attributable to Digital Realty Trust, Inc.	$33,808	$44,104	$100,555	$100,117

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2011	$569,781	106,039,279	$1,057	$2,496,651	$ (488,692)	$ (55,880)	$2,522,917	$45,057	$12,437	$57,494	$2,580,411
Conversion of units to common stock	—	304,120	3	3,218	—	—	3,221	(3,221)	—	(3,221)	—
Issuance of restricted stock, net of forfeitures	—	93,861	—	—	—	—	—	—	—	—	—
Net proceeds from sale of common stock	—	956,818	10	62,753	—	—	62,763	—	—	—	62,763
Exercise of stock options	—	56,775	—	2,005	—	—	2,005	—	—	—	2,005
Issuance of series F preferred stock, net of offering costs	176,133	—	—	—	—	—	176,133	—	—	—	176,133
Conversion of convertible preferred stock	(124,139)	2,817,535	28	124,111	—	—	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	8,612	—	—	8,612	—	—	—	8,612
Reclassification of vested share based awards	—	—	—	(8,252)	—	—	(8,252)	8,252	—	8,252	—
Dividends declared on preferred stock	—	—	—	—	(19,144)	—	(19,144)	—	—	—	(19,144)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(158,813)	—	(158,813)	(7,086)	—	(7,086)	(165,899)
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	—	2,253	2,253	2,253
Purchase of noncontrolling interests of a consolidated joint venture	—	—	—	(2,033)	—	—	(2,033)	—	(10,351)	(10,351)	(12,384)
Net income	—	—	—	—	100,376	—	100,376	3,247	(392)	2,855	103,231
Other comprehensive income - foreign currency translation adjustments	—	—	—	—	—	1,235	1,235	66	—	66	1,301
Other comprehensive income - fair value of interest rate swaps	—	—	—	—	—	(2,777)	(2,777)	(111)	—	(111)	(2,888)
Other comprehensive income - reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	1,721	1,721	69	—	69	1,790

Balance as of June 30, 2012	$621,775	110,268,388	$1,098	$2,687,065	$(566,273)	$(55,701)	$2,687,964	$46,273	$3,947	$50,220	$2,738,184

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:

Net income	$103,231	$77,240
Adjustments to reconcile net income to net cash provided by operating activities:

Loss on early extinguishment of debt-non cash portion	—	567
Equity in earnings of unconsolidated joint ventures	(4,882)	(2,266)
Distributions from unconsolidated joint ventures	16,498	2,000
Write-off of net assets due to early lease terminations	337	81
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	142,870	118,520
Amortization of share-based unearned compensation	7,181	6,702
Allowance for (recovery of) doubtful accounts	188	(1,295)
Amortization of deferred financing costs	4,013	4,961
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	254	85
Amortization of debt discount/premium	480	1,498
Amortization of acquired in place lease value and deferred leasing costs	30,124	32,246
Amortization of acquired above market leases and acquired below market leases, net	(5,110)	(3,674)
Changes in assets and liabilities:
Restricted cash	13,225	2,654
Accounts and other receivables	(3,413)	(7,224)
Deferred rent	(35,551)	(27,053)
Deferred leasing costs	(8,520)	(7,770)
Other assets	(8,757)	(12,915)
Accounts payable and other accrued liabilities	(12,384)	4,154
Security deposits and prepaid rents	(8,584)	1,212

Net cash provided by operating activities	231,200	189,723

Cash flows from investing activities:

Acquisitions of real estate	(222,105)	(17,523)
Investment in unconsolidated joint ventures	(30,592)	(244)
Deposits paid for acquisitions of real estate	(500)	(2,224)
Receipt of value added tax refund	6,793	5,623
Refundable value added tax paid	(9,269)	(7,674)
Change in restricted cash	3,857	118
Improvements to and advances for investments in real estate	(394,245)	(307,890)
Improvement advances to tenants	(1,798)	(2,935)
Collection of advances from tenants for improvements	1,427	1,728

Net cash used in investing activities	(646,432)	(331,021)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from financing activities:

Borrowings on revolving credit facilities	$869,848	$537,431
Repayments on revolving credit facilities	(824,802)	(527,500)
Borrowings on unsecured term loan	526,628	—
Borrowings on 5.250% unsecured senior notes due 2021	—	399,100
Repayments on other secured loan	(10,500)	—
Principal payments on mortgage loans	(106,124)	(123,645)
Principal repayments on 2026 exchangeable senior debentures	—	(40,457)
Equity component settled associated with exchange of 2026 exchangeable senior debentures	—	(11,783)
Change in restricted cash	2,507	1,311
Payment of loan fees and costs	(5,452)	(3,825)
Capital contributions received from noncontrolling interests in joint ventures	2,253	42
Gross proceeds from the sale of common stock	63,346	179,583
Gross proceeds from the issuance of Series F preferred stock	182,500	—
Common stock offering costs paid	(583)	(3,317)
Preferred stock offering costs paid	(6,367)	—
Proceeds from exercise of stock options	2,005	3,053
Payment of dividends to preferred stockholders	(19,144)	(11,235)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(241,354)	(188,039)
Purchase of noncontrolling interests in consolidated joint ventures	(12,384)	(53,240)

Net cash provided by financing activities	422,378	157,479

Net (decrease) increase in cash and cash equivalents	7,146	16,181

Cash and cash equivalents at beginning of period	40,631	11,719

Cash and cash equivalents at end of period	$47,777	$27,900

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$81,322	$72,557
Cash paid for taxes	1,517	1,080

Supplementary disclosure of noncash investing and financing activities:

Change in net assets related to foreign currency translation adjustments	$1,301	$25,037
Decrease (increase) in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(2,888)	(947)
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	3,221	6,434
Convertible preferred stock converted to shares of common stock	124,139	—
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	215,456	126,039
Issuance of common stock in exchange of 2026 exchangeable senior debentures, net	—	230
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	226,855	17,523
Acquired below market leases	(36,708)	—
Acquired in place lease value and deferred leasing costs	38,848	—
Mortgage loan assumed, net of premium	(6,890)	—

Cash paid for acquisition of real estate	$222,105	$17,523

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$596,771	$555,113
Acquired ground leases	6,103	6,214
Buildings and improvements	5,838,885	5,253,754
Tenant improvements	344,215	303,502

Total investments in properties	6,785,974	6,118,583
Accumulated depreciation and amortization	(1,033,128)	(900,044)

Net investments in properties	5,752,846	5,218,539
Investment in unconsolidated joint ventures	42,952	23,976

Net investments in real estate	5,795,798	5,242,515
Cash and cash equivalents	47,777	40,631
Accounts and other receivables, net of allowance for doubtful accounts of $2,624 and $2,436 as of June 30, 2012 and December 31, 2011, respectively	96,609	90,580
Deferred rent	279,971	246,815
Acquired above market leases, net	25,367	29,701
Acquired in place lease value and deferred leasing costs, net	370,179	335,381
Deferred financing costs, net	31,024	29,849
Restricted cash	35,322	55,165
Other assets	35,066	27,929

Total assets	$6,717,113	$6,098,566

LIABILITIES AND CAPITAL
Global revolving credit facility	$324,476	$275,106
Unsecured term loan	520,942	—
Unsecured senior notes, net of discount	1,441,569	1,441,072
Exchangeable senior debentures	266,400	266,400
Mortgage loans, net of premiums	846,825	947,132
Other secured loan	—	10,500
Accounts payable and other accrued liabilities	372,974	315,133
Accrued dividends and distributions	—	75,455
Acquired below market leases, net	112,891	85,819
Security deposits and prepaid rents	92,852	101,538

Total liabilities	3,978,929	3,518,155
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Series C Cumulative Convertible Preferred Units, 4.375%, $0 and $128,159 liquidation preference, respectively ($25.00 per unit), 0 and 5,126,364 units issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	—	123,820
Series D Cumulative Convertible Preferred Units, 5.500%, $174,096 and $174,426 liquidation preference, respectively ($25.00 per unit), 6,963,848 and 6,977,055 units issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	168,350	168,669
Series E Cumulative Redeemable Preferred Units, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per unit), 11,500,000 and 11,500,000 units issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	277,172	277,292
Series F Cumulative Redeemable Preferred Units, 6.625%, $182,500 and $0 liquidation preference, respectively ($25.00 per unit), 7,300,000 and 0 units issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	176,253	—
110,268,388 and 106,039,279 common units issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	2,121,890	2,009,016
Limited partners, 3,235,814 and 3,405,814 common units, 1,099,409 and 1,054,473 profits interest units and 446,917 and 475,843 class C units outstanding as of June 30, 2012 and December 31, 2011, respectively	50,436	49,240
Accumulated other comprehensive loss	(59,864)	(60,063)

Total partners’ capital	2,734,237	2,567,974
Noncontrolling interests in consolidated joint ventures	3,947	12,437

Total capital	2,738,184	2,580,411

Total liabilities and capital	$6,717,113	$6,098,566

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Revenues:
Rental	$234,923	$202,806	$457,757	$399,601
Tenant reimbursements	60,422	51,311	118,284	103,145
Construction management	1,954	13,759	4,406	15,576
Other	6,405	5	6,405	300

Total operating revenues	303,704	267,881	586,852	518,622

Operating Expenses:
Rental property operating and maintenance	87,576	72,337	167,421	144,060
Property taxes	15,769	13,962	31,811	27,433
Insurance	2,260	1,998	4,490	4,049
Construction management	596	11,199	789	12,936
Depreciation and amortization	89,000	76,848	172,995	150,766
General and administrative	15,109	14,077	29,359	26,482
Transactions	4,608	740	5,285	1,421
Other	337	—	337	90

Total operating expenses	215,255	191,161	412,487	367,237

Operating income	88,449	76,720	174,365	151,385

Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	3,493	1,058	4,882	2,266
Interest and other income	1,216	380	1,925	644
Interest expense	(37,681)	(39,334)	(75,711)	(75,416)
Tax expense	(1,206)	(233)	(1,927)	(661)
Loss from early extinguishment of debt	(303)	(363)	(303)	(978)

Net income	53,968	38,228	103,231	77,240
Net loss attributable to noncontrolling interests in consolidated joint ventures	27	57	392	199

Net income attributable to Digital Realty Trust, L.P.	53,995	38,285	103,623	77,439

Preferred units distributions	(10,313)	(4,713)	(19,144)	(11,235)

Net income available to common unitholders	$43,682	$33,572	$84,479	$66,204

Net income per unit available to common unitholders:
Basic	$0.38	$0.33	$0.75	$0.67
Diluted	$0.38	$0.33	$0.75	$0.66

Weighted average common units outstanding:
Basic	114,100,498	101,056,387	112,766,660	98,698,968
Diluted	114,505,563	102,272,613	113,145,797	99,836,518

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$53,968	$38,228	$103,231	$77,240

Other comprehensive income (loss):
Foreign currency translation adjustments	(18,002)	8,631	1,301	25,037
Decrease in fair value of interest rate swaps	(1,943)	(2,453)	(2,888)	(947)
Reclassification to interest expense from interest rate swaps	686	1,589	1,790	3,174

Comprehensive income	$34,709	$45,995	$103,434	$104,504

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2011	23,603,419	$569,781	106,039,279	$2,009,016	4,936,130	$49,244	$(60,067)	$12,437	$2,580,411

Conversion of limited partner common units to general partner common units	—	—	304,120	3,221	(304,120)	(3,221)	—	—	—
Issuance of restricted common units, net of forfeitures	—	—	93,861	—	—	—	—	—	—
Net proceeds from issuance of common units	—	—	956,818	62,763	—	—	—	—	62,763
Issuance of common units in connection with the exercise of stock options	—	—	56,775	2,005	—	—	—	—	2,005
Issuance of common units, net of forfeitures	—	—	—	—	150,130	—	—	—	—
Net proceeds from issuance of preferred units	7,300,000	176,133	—	—	—	—	—	—	176,133
Conversion of convertible preferred units	(5,139,571)	(124,139)	2,817,535	124,139	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	8,612	—	—	—	—	8,612
Reclassification of vested share based awards	—	—	—	(8,252)	—	8,252	—	—	—
Distributions	—	(19,144)	—	(158,813)	—	(7,086)	—	—	(185,043)
Purchase of noncontrolling interests of a consolidated joint venture	—	—	—	(2,033)	—	—	—	(10,351)	(12,384)
Contributions from noncontrolling interest in consolidated joint ventures	—	—	—	—	—	—	—	2,253	2,253
Net income	—	19,144	—	81,232	—	3,247	—	(392)	103,231
Other comprehensive loss - foreign currency translation adjustments	—	—	—	—	—	—	1,301	—	1,301
Other comprehensive loss - fair value of interest rate swaps	—	—	—	—	—	—	(2,888)	—	(2,888)
Other comprehensive income - reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	1,790	—	1,790

Balance as of June 30, 2012	25,763,848	$621,775	110,268,388	$2,121,890	4,782,140	$50,436	$(59,864)	$3,947	$2,738,184

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:

Net income	$103,231	$77,240
Adjustments to reconcile net income to net cash provided by operating activities:

Loss on early extinguishment of debt-non cash portion	—	567
Equity in earnings of unconsolidated joint ventures	(4,882)	(2,266)
Distributions from unconsolidated joint ventures	16,498	2,000
Write-off of net assets due to early lease terminations	337	81
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	142,870	118,520
Amortization of share-based unearned compensation	7,181	6,702
Allowance for (recovery of) doubtful accounts	188	(1,295)
Amortization of deferred financing costs	4,013	4,961
Write-off of deferred financing costs, included in net loss on early extinguishment of debt	254	85
Amortization of debt discount/premium	480	1,498
Amortization of acquired in place lease value and deferred leasing costs	30,124	32,246
Amortization of acquired above market leases and acquired below market leases, net	(5,110)	(3,674)
Changes in assets and liabilities:
Restricted cash	13,225	2,654
Accounts and other receivables	(3,413)	(7,224)
Deferred rent	(35,551)	(27,053)
Deferred leasing costs	(8,520)	(7,770)
Other assets	(8,757)	(12,915)
Accounts payable and other accrued liabilities	(12,384)	4,154
Security deposits and prepaid rents	(8,584)	1,212

Net cash provided by operating activities	231,200	189,723

Cash flows from investing activities:

Acquisitions of real estate	(222,105)	(17,523)
Investment in unconsolidated joint ventures	(30,592)	(244)
Deposits paid for acquisitions of real estate	(500)	(2,224)
Receipt of value added tax refund	6,793	5,623
Refundable value added tax paid	(9,269)	(7,674)
Change in restricted cash	3,857	118
Improvements to and advances for investments in real estate	(394,245)	(307,890)
Improvement advances to tenants	(1,798)	(2,935)
Collection of advances from tenants for improvements	1,427	1,728

Net cash used in investing activities	(646,432)	(331,021)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from financing activities:

Borrowings on revolving credit facilities	$869,848	$537,431
Repayments on revolving credit facilities	(824,802)	(527,500)
Borrowings on unsecured term loan	526,628	—
Borrowings on 5.250% unsecured senior notes due 2021	—	399,100
Repayments on other secured loan	(10,500)
Principal payments on mortgage loans	(106,124)	(123,645)
Principal repayments on 2026 exchangeable senior debentures	—	(40,457)
Equity component settled associated with exchange of 2026 exchangeable senior debentures	—	(11,783)
Change in restricted cash	2,507	1,311
Payment of loan fees and costs	(5,452)	(3,825)
Capital contributions received from noncontrolling interests in joint ventures	2,253	42
General partner contributions	240,901	179,319
Payment of distributions to preferred unitholders	(19,144)	(11,235)
Payment of distributions to common unitholders	(241,354)	(188,039)

Net cash provided by financing activities	422,378	157,479

Net (decrease) increase in cash and cash equivalents	7,146	16,181

Cash and cash equivalents at beginning of period	40,631	11,719

Cash and cash equivalents at end of period	$47,777	$27,900

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$81,322	$72,557
Cash paid for taxes	1,517	1,080

Supplementary disclosure of noncash investing and financing activities:

Change in net assets related to foreign currency translation adjustments	$1,301	$25,037
Decrease (increase) in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(2,888)	(947)
Convertible preferred units converted to common units	124,139	—
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	215,456	126,039
Issuance of common units associated with exchange of 2026 exchangeable senior debentures, net	—	230

Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	226,855	17,523
Acquired below market leases	(36,708)	—
Acquired in place lease value and deferred leasing costs	38,848	—
Mortgage loan assumed, net of premium	(6,890)	—

Cash paid for acquisition of real estate	$222,105	$17,523

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is engaged in the business of owning, acquiring, developing, redeveloping and managing technology-related real estate. The Company is focused on providing Turn-Key FlexSM and Powered Base Building® datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from information technology and Internet enterprises, to manufacturing and financial services. As of June 30, 2012, our portfolio consisted of 105 properties, excluding three properties held as investments in unconsolidated joint ventures and land held for development, of which 89 are located throughout North America, 15 are located in Europe and one is located in Asia. We are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S., Amsterdam, Dublin, London and Paris markets in Europe and Singapore, Sydney and Melbourne markets in the Asia Pacific region. The portfolio consists of Internet gateway and corporate datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of June 30, 2012, Digital Realty Trust, Inc. owns a 95.8% common interest and a 100% preferred interest in the Operating Partnership. As sole general partner, Digital Realty Trust, Inc. has control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.

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

There are few differences between the Company and the Operating Partnership, which are reflected in these condensed consolidated financial statements. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how we operate as an interrelated consolidated company. Digital Realty Trust, Inc.’s only material asset is its ownership of partnership interests of the Operating Partnership. As a result, Digital Realty Trust, Inc. does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2012 and 2011

(unaudited)

equity from time to time and guaranteeing certain unsecured debt of the Operating Partnership. Digital Realty Trust, Inc. itself does not hold any indebtedness but guarantees the unsecured debt of the Operating Partnership, as disclosed in these notes. The Operating Partnership holds substantially all the assets of the Company and holds the ownership interests in the Company’s joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Digital Realty Trust, Inc., which are generally contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units.

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

(b) Cash Equivalents

For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of June 30, 2012, cash equivalents consist of investments in money market instruments.

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

June 30, 2012 and 2011

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

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of June 30, 2012 and December 31, 2011, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated statements of operations. For the three and six months ended June 30, 2012 and 2011, we had no such interest or penalties. The tax years 2008 through 2011 remain open to examination by the major taxing jurisdictions with which the Parent Company and its subsidiaries file tax returns.

See Note 9 for further discussion on income taxes.

(e) Presentation of Transactional-based Taxes

We account for transactional-based taxes, such as value added tax, or VAT, for our international properties on a net basis.

(f) Asset Retirement Obligations

We record accruals for estimated retirement obligations as required by current accounting guidance. The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. As of June 30, 2012 and December 31, 2011, the amount included in accounts payable and other accrued liabilities on our condensed consolidated balance sheets was approximately $1.7 million and $1.2 million, respectively.

(g) Construction Management Revenue

Construction management revenue for long-term contracts are recognized under the percentage-of-completion method of accounting. Revenues are determined by measuring the percentage of total costs incurred to date to estimated total costs for each construction management contract based on current estimates of costs to complete. Contract costs include all labor and benefits, materials, subcontracts, and an allocation of indirect costs related to contract performance. Indirect costs are allocated to projects based upon labor hours charged. As long-term design-build projects extend over one or more years, revisions in cost and estimated earnings during the course of the work are reflected in the accounting period in which the facts which require the revision become known. At the time a loss on a design-build project becomes known, the entire amount of the estimated ultimate loss is recognized in the condensed consolidated financial statements. Change orders are recognized when they are approved by the client.

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

June 30, 2012 and 2011

(unaudited)

distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair-value measurement is based on inputs from different levels of the fair-value hierarchy, the level in the fair-value hierarchy within which the entire fair-value measurement falls is based on the lowest level input that is significant to the fair-value measurement in its entirety. Our assessment of the significance of a particular input to the fair-value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

During the three months ended June 30, 2012 and 2011, we capitalized interest of approximately $4.6 million and $4.2 million, respectively, and $9.1 million and $8.9 million during the six months ended June 30, 2012 and 2011, respectively. During the three months ended June 30, 2012 and 2011, we capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $7.4 million and $6.1 million, respectively, and $15.3 million and $12.3 million during the six months ended June 30, 2012 and 2011, respectively. Cash flows from capitalized leasing costs of $14.7 million and $13.2 million are included in improvements to and advances for investments in real estate in cash flows from investing activities in the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011, respectively.

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

June 30, 2012 and 2011

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

(m) Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820). This ASU is intended to create consistency between U.S. GAAP and International Financial Reporting Standards on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements. We adopted this accounting guidance for financial statements issued for fiscal periods beginning after December 15, 2011. This update did not have a material effect on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). This update amends Accounting Standards Codification (ASC) Topic 220, Comprehensive Income, to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders’ equity (or statement of capital) or the footnotes will no longer be allowed. The calculation of net income and basic and diluted net income per share (or per unit) will not be affected. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011. This update did not have a material effect on our financial statements.

3. Investments in Real Estate

We acquired the following real estate properties during the six months ended June 30, 2012:

Location	Metropolitan Area	Date Acquired	Amount (in millions)
Convergence Business Park (1)	Dallas, Texas	February 22, 2012	$123.0
9333, 9355, 9377 Grand Avenue (2)	Chicago, Illinois	May 10, 2012	22.3
8025 North Interstate 35(3)	Austin, Texas	May 18, 2012	12.5
400 S. Akard Street	Dallas, Texas	June 13, 2012	75.0

			$232.8

(1)	Convergence Business Park is comprised of nine buildings along with undeveloped land. It is considered one property for our property count.
(2)	9333, 9355, 9377 Grand Avenue is comprised of three buildings. It is considered one property for our property count.
(3)	In connection with the acquisition, we assumed a $6.7 million secured mortgage loan.

On July 11, 2012, we completed the acquisition of a three-property data center portfolio, totaling approximately 761,000 square feet, located in the greater London area, referred to as the Sentrum Portfolio. The purchase price was £715.9 million (equivalent to approximately $1.1 billion based on the July 11, 2012 exchange rate of £1.00 to $1.55), subject to adjustment in limited circumstances and to earn-out payments, and was funded with proceeds from our common stock offering in July 2012 along with borrowings under our global revolving credit facility.

We will account for this acquisition under current purchase accounting guidance, and will include the Sentrum Portfolio’s results of operations in our consolidated financial statements beginning on July 11, 2012, the acquisition date. Under current purchase accounting guidance, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, value of tenant relationships and acquired ground leases, based in each case on their fair values. Given the recent date on which we acquired the Sentrum Portfolio, we are unable to provide the acquisition date fair value of assets acquired at this time. Accordingly, we are also unable at this time to provide a qualitative description of the factors that make up identified intangible assets and liabilities to be recognized, if any, such as above-market and below-market lease values, in-place lease value and tenant relationship value.

In March 2012, we entered into a joint venture with Savvis, Inc., a CenturyLink company. On June 26, 2012, this unconsolidated joint venture acquired a 164,000 square foot property in Hong Kong. The property is located at Tseung Kwan O Industrial Estate in New Territories, approximately 12 miles from downtown Hong Kong. As of June 30, 2012, we have contributed approximately $20.6 million to the joint venture.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2012 and 2011

(unaudited)

4. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (acquired in place lease value and acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of June 30, 2012 and December 31, 2011.

	Balance as of
(Amounts in thousands)	June 30, 2012	December 31, 2011
Acquired in place lease value:
Gross amount	$584,012	$545,409
Accumulated amortization	(336,632)	(312,499)

Net	$247,380	$232,910

Acquired above-market lease value:
Gross amount	$87,674	$87,800
Accumulated amortization	(62,307)	(58,099)

Net	$25,367	$29,701

Acquired below-market lease value:
Gross amount	$237,553	$201,275
Accumulated amortization	(124,662)	(115,456)

Net	$112,891	$85,819

Amortization of acquired below-market lease value, net of acquired above-market lease value, resulted in an increase to rental revenues of $2.9 million and $1.9 million for the three months ended June 30, 2012 and 2011, respectively, and $5.1 million and $3.7 million for the six months ended June 30, 2012 and 2011, respectively. The expected average remaining lives for acquired below market leases and acquired above market leases is 6.9 years and 4.2 years, respectively, as of June 30, 2012. Estimated annual amortization of acquired below-market lease value, net of acquired above-market lease value, for each of the five succeeding years, commencing January 1, 2013 is as follows:

(Amounts in thousands)
2013	$12,658
2014	10,732
2015	9,687
2016	8,788
2017	7,869

Costs associated with extending or renewing acquired leases are capitalized and classified as deferred leasing cost. Amortization of acquired in place lease value (a component of depreciation and amortization expense) was $12.4 million and $13.5 million for the three months ended June 30, 2012 and 2011, respectively, and $24.3 million and $27.8 million for the six months ended June 30, 2012 and 2011, respectively. The expected average amortization period for acquired in place lease value is 6.2 years as of June 30, 2012. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 5.3 years as of June 30, 2012. Estimated annual amortization of acquired in place lease value for each of the five succeeding years, commencing January 1, 2013 is as follows:

(Amounts in thousands)
2013	$46,609
2014	41,425
2015	32,748
2016	30,321
2017	15,849

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2012 and 2011

(unaudited)

5. Debt of the Company

In this Note 5, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.

The Company itself does not have any indebtedness. All debt is held directly or indirectly by the Operating Partnership.

Guarantee of Debt

The Company guarantees the Operating Partnership’s obligations with respect to its 5.50% exchangeable senior debentures due 2029 (2029 Debentures), 4.50% notes due 2015 (2015 Notes), 5.875% notes due 2020 (2020 Notes), 5.25% notes due 2021 (2021 Notes) and its unsecured senior notes sold to Prudential Investment Management, Inc. and certain of its affiliates pursuant to the Amended and Restated Note Purchase and Private Shelf Agreement, which we refer to as the Prudential shelf facility. The Company is also the guarantor of the Operating Partnership’s obligations under its global revolving credit facility and unsecured term loan.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2012 and 2011

(unaudited)

6. Debt of the Operating Partnership

A summary of outstanding indebtedness of the Operating Partnership as of June 30, 2012 and December 31, 2011 is as follows (in thousands):

Indebtedness	Interest Rate at June 30, 2012	Maturity Date	Principal Outstanding June 30, 2012		Principal Outstanding December 31, 2011
Global revolving credit facility	Various (1)	Nov. 3, 2015	$324,476	(2)	$275,106	(2)

Unsecured term loan	Various (3)(9)	Apr. 16, 2017	$520,942	(4)	$—

Unsecured senior notes:
Prudential Shelf Facility:
Series B	9.320%	Nov. 5, 2013	33,000		33,000
Series C	9.680%	Jan. 6, 2016	25,000		25,000
Series D	4.570%	Jan. 20, 2015	50,000		50,000
Series E	5.730%	Jan. 20, 2017	50,000		50,000
Series F	4.500%	Feb. 3, 2015	17,000		17,000

Total Prudential shelf facility			175,000		175,000
Senior notes:
4.50% notes due 2015	4.500%	Jul. 15, 2015	375,000		375,000
5.875% notes due 2020	5.875%	Feb. 1, 2020	500,000		500,000
5.25% notes due 2021	5.250%	Mar. 15, 2021	400,000		400,000
Unamortized discounts			(8,431)		(8,928)

Total senior notes, net of discount			1,266,569		1,266,072

Total unsecured senior notes, net of discount			1,441,569		1,441,072

Exchangeable senior debentures:
5.50% exchangeable senior debentures due 2029	5.50%	Apr. 15, 2029 (5)	266,400		266,400

Total exchangeable senior debentures			266,400		266,400

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2012 and 2011

(unaudited)

Indebtedness	Interest Rate at June 30, 2012	Maturity Date	Principal Outstanding June 30, 2012		Principal Outstanding December 31, 2011

Mortgage loans:
Secured Term Debt (6)(7)	5.65%	Nov. 11, 2014	137,430		138,828
200 Paul Avenue 1-4 (7)	5.74%	Oct. 8, 2015	73,565		74,458
Mundells Roundabout	3-month GBP LIBOR + 1.20% (9)	Nov. 30, 2013	67,265	(10)	66,563	(10)
2045 & 2055 LaFayette Street (7)	5.93%	Feb. 6, 2017	65,093		65,551
34551 Ardenwood Boulevard 1-4 (7)	5.95%	Nov. 11, 2016	53,277		53,627
1100 Space Park Drive (7)	5.89%	Dec. 11, 2016	53,255		53,609
1350 Duane Avenue/3080 Raymond Street (7)	5.42%	Oct. 1, 2012	52,800		52,800
600 West Seventh Street	5.80%	Mar. 15, 2016	51,953		52,709
150 South First Street (7)	6.30%	Feb. 6, 2017	51,175		51,508
360 Spear Street (7)	6.32%	Nov. 8, 2013	47,098		47,569
114 Rue Ambroise Croizat	3-month EURIBOR + 1.35%	Jan. 18, 2012 (13)	—		39,483	(11)
2334 Lundy Place (7)	5.96%	Nov. 11, 2016	38,748		39,003
Clonshaugh Industrial Estate II (8)	3-month EURIBOR + 4.50% (9)	Sep. 4, 2014	38,001	(11)	38,883	(11)
1500 Space Park Drive (7)	6.15%	Oct. 5, 2013	36,796		37,875
Unit 9, Blanchardstown Corporate Park	3-month EURIBOR + 1.35%	Jan. 18, 2012 (13)	—		33,946	(11)
Cressex 1 (12)	5.68%	Oct. 16, 2014	27,838	(10)	27,786	(10)
1201 Comstock Street (7)	1-month LIBOR + 3.50%	Jun. 24, 2012 (13)	—		16,163
Paul van Vlissingenstraat 16	3-month EURIBOR + 1.60% (9)	Jul. 18, 2013	12,910	(11)	13,319	(11)
800 Central Expressway (7)	1-month LIBOR + 4.75%	Jun. 9, 2013 (13)	—		10,000
Chemin de l’Epinglier 2	3-month EURIBOR + 1.50% (9)	Jul. 18, 2013	9,341	(11)	9,636	(11)
Gyroscoopweg 2E-2F	3-month EURIBOR + 1.50% (9)	Oct. 18, 2013	8,220	(11)	8,480	(11)
Manchester Technopark (12)	5.68%	Oct. 16, 2014	8,469	(10)	8,453	(10)
8025 North Interstate 35	4.09%	Mar. 6, 2017	6,680		—
731 East Trade Street	8.22%	Jul. 1, 2020	4,661		4,806
Unamortized net premiums			2,250		2,077

Total mortgage loans, net of premiums			846,825		947,132
Other secured loan:
800 Central Expressway Mezzanine (7)	1-month LIBOR + 8.50%	Jun. 9, 2013 (13)	—		10,500

Total other secured loan			—		10,500

Total indebtedness			$3,400,212		$2,940,210

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2012 and 2011

(unaudited)

(1)	The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin which is based on the credit rating of our long-term debt and is currently 125 basis points. An annual facility fee on the unused portion of the facility, based on the credit rating of our long-term debt and currently 25 basis points, is payable quarterly.
(2)	Balances as of June 30, 2012 and December 31, 2011 are as follows (balances, in thousands):

Denomination of Draw	Balance as of June 30, 2012		Weighted-average interest rate	Balance as of December 31, 2011		Weighted-average interest rate
U.S. Dollar ($)	$261,500		1.50%	$194,000		1.54%
British Pound Sterling (£)	19,634	(a)	1.92%	49,892	(b)	1.99%
Singapore Dollar (SGD)	10,276	(a)	1.57%	28,151	(b)	1.56%
Australian Dollar (AUD)	13,923	(a)	4.90%	3,063	(b)	5.89%
Hong Kong Dollar (HKD)	19,143	(a)	1.55%	—		—

Total	$324,476		1.68%	$275,106		1.67%

(a)	Based on exchange rates of $1.57 to £1.00, $0.80 to 1.00 SGD, $1.02 to 1.00 AUD and $0.13 to 1.00 HKD, respectively, as of June 30, 2012.
(b)	Based on exchange rates of $1.55 to £1.00, $0.77 to 1.00 SGD and $1.02 to 1.00 AUD, respectively, as of December 31, 2011.

(3)	Interest rates are based on our senior unsecured debt ratings and are currently 145 basis points over the applicable index for floating rate advances.
(4)	Balances as of June 30, 2012 are as follows (balances, in thousands):

Denomination of Draw	Balance as of June 30, 2012		Weighted-average interest rate
U.S. Dollar ($)	$206,000		1.69%
Singapore Dollar (SGD)	149,791	(a)	1.79%
British Pound Sterling (£)	88,116	(a)	2.14%
Euro (€)	62,702	(a)	1.81%
Australian Dollar (AUD)	14,333	(a)	5.74%

	$520,942		1.92%

(a)	Based on exchange rates of $0.80 to 1.00 SGD, $1.57 to £1.00, $1.27 to €1.00 and $1.02 to 1.00 AUD, respectively, as of June 30, 2012.

(5)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of April 15, 2014, April 15, 2019 and April 15, 2024. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on April 18, 2014.
(6)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.
(7)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.
(8)	The Operating Partnership or its subsidiary provides a limited recourse guarantee with respect to this loan.
(9)	We have entered into interest rate swap agreements as a cash flow hedge for interest generated by these US LIBOR, EURIBOR and GBP LIBOR based loans as well as a portion of the U.S. Dollar portion of the unsecured term loan. See note 13 for further information.
(10)	Based on exchange rate of $1.57 to £1.00 as of June 30, 2012 and $1.55 to £1.00 as of December 31, 2011.
(11)	Based on exchange rate of $1.27 to €1.00 as of June 30, 2012 and $1.30 to €1.00 as of December 31, 2011.
(12)	These loans are also secured by a £7.8 million letter of credit. These loans are cross-collateralized by the two properties.
(13)	These loans were repaid in full: 114 Rue Ambroise Croizat (January 2012), Unit 9, Blanchardstown Corporate Park (January 2012), 1201 Comstock Street (April 2012), 800 Central Expressway (May 2012) and 800 Central Expressway Mezzanine (May 2012). Net loss from early extinguishment of debt related to write-off of unamortized deferred loan costs on 1201 Comstock Street, 800 Central Expressway and 800 Central Expressway Mezzanine amounted to $0.3 million for both the three and six months ended June 30, 2012.

Global Revolving Credit Facility

On November 3, 2011, the Operating Partnership replaced its corporate and Asia Pacific revolving credit facilities with an expanded revolving credit facility, which we refer to as the global revolving credit facility, increasing its total capacity to $1.5 billion from $850 million. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to $2.25 billion. The renewed facility matures in November 2015, with a one-year extension option. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit rating of our long-term debt and is currently 125 basis points. An annual facility fee on the unused portion of the facility, based on the credit rating of our long-term debt and currently 25 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, Pound Sterling, Swiss Franc and Japanese yen denominations. As of June 30, 2012, borrowings under the global revolving credit facility bore interest at a blended rate of 1.50% (U.S), 1.92% (GBP), 1.57% (Singapore Dollars), 4.90% (Australian Dollars) and 1.55% (Hong Kong Dollars), which are based on 1-month LIBOR, 1-month GBP LIBOR, 1-month SIBOR, 1-month BBR and 1-month HIBOR, respectively, plus a margin of 1.25%. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development and redevelopment opportunities and to provide for working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or preferred equity securities. We capitalized approximately $10.2 million of financing costs related to the global revolving credit facility. As of June 30, 2012, approximately $324.5 million was drawn under this facility and $22.5 million of letters of credit were issued.

The global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of June 30, 2012, we were in compliance with all of such covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2012 and 2011

(unaudited)

Unsecured Term Loan

On April 17, 2012, we closed a new $750.0 million senior unsecured multi-currency term loan facility. The new facility matures on April 16, 2017. Interest rates are based on our senior unsecured debt ratings and are currently 145 basis points over the applicable index for floating rate advances. Funds may be drawn in U.S, Singapore and Australian dollars, as well as Euro and Pound Sterling denominations with the option to add Hong Kong dollars and Yen upon an accordion exercise. We have the ability to delay draw up to $250.0 million for up to 90 days from the date of closing. The new term loan provides funds for acquisitions, repayment of indebtedness, development and redevelopment, working capital and general corporate purposes. The covenants under this loan are consistent with our global revolving credit facility. We capitalized approximately $5.1 million of financing costs related to the unsecured term loan. As of June 30, 2012, there was $520.9 million outstanding under the unsecured term loan. In July 2012, the delay draw of approximately $222.5 million was funded on the unsecured term loan.

5.50% Exchangeable Senior Debentures due 2029

On April 20, 2009, the Operating Partnership issued $266.4 million of its 5.50% exchangeable senior debentures due April 15, 2029. The 2029 Debentures bear interest at 5.50% per annum and may be exchanged for shares of Digital Realty Trust, Inc. common stock at an exchange rate that was initially 23.2558 shares per $1,000 principal amount of 2029 Debentures. The exchange rate on the 2029 Debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on Digital Realty Trust, Inc. common stock in excess of $0.33 per share per quarter (the “reference dividend”). Effective June 13, 2012, the exchange rate was adjusted to 24.4550 shares per $1,000 principal amount of 2029 Debentures as a result of the aggregate dividends in excess of the reference dividend that Digital Realty Trust, Inc. declared and paid on its common stock beginning with the quarter ended March 31, 2012 and through the quarter ended June 30, 2012.

The table below summarizes our debt maturities and principal payments as of June 30, 2012 (in thousands):

	Global Revolving Credit Facility (1)	Unsecured Term Loan	Prudential Senior Notes	Senior Notes	Exchangeable Senior Debentures		Mortgage Loans (2)	Total Debt
Remainder of 2012	$—	$—	$—	$—	$—		$60,176	$60,176
2013	—	—	33,000	—	—		191,388	224,388
2014	—	—	—	—	266,400	(3)	214,774	481,174
2015	324,476	—	67,000	375,000	—		75,493	841,969
2016	—	—	25,000	—	—		191,979	216,979
Thereafter	—	520,942	50,000	900,000	—		110,765	1,581,707

Subtotal	$324,476	$520,942	$175,000	$1,275,000	$266,400		$844,575	$3,406,393
Unamortized discount	—	—	—	(8,431)	—		—	(8,431)
Unamortized premium	—	—	—	—	—		2,250	2,250

Total	$324,476	$520,942	$175,000	$1,266,569	$266,400		$846,825	$3,400,212

(1)	Subject to a one-year extension option exercisable by us. The bank group is obligated to grant the extension option provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility.
(2)	Our mortgage loans are generally non-recourse to us, subject to carve-outs for specified actions by us or specified undisclosed environmental liabilities. As of June 30, 2012, we provided limited recourse guarantees with respect to approximately $38.0 million principal amount of the outstanding mortgage indebtedness, and partial letter of credit support with respect to approximately an additional $36.3 million of the outstanding mortgage indebtedness.
(3)	Assumes maturity of the 2029 Debentures at their first redemption date in April 2014.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2012 and 2011

(unaudited)

7. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income available to common stockholders	$42,021	$31,990	$81,232	$62,970

Weighted average shares outstanding—basic	109,761,017	96,295,585	108,430,437	93,875,415
Potentially dilutive common shares:
Stock options	195,635	203,078	193,775	193,985
Class C Units (2007 Grant)	1,334	73,855	—	67,856
Unvested incentive units	208,096	180,377	185,362	152,927
Excess exchange value of the 2026 Debentures	—	758,916	—	722,782

Weighted average shares outstanding—diluted	110,166,082	97,511,811	108,809,574	95,012,965

Income per share:
Basic	$0.38	$0.33	$0.75	$0.67

Diluted	$0.38	$0.33	$0.75	$0.66

During the year ended December 31, 2011, the Operating Partnership’s remaining 4.125% exchangeable senior debentures due August 15, 2026 (2026 Debentures) were redeemed and exchanged. On or after July 15, 2026, the 2026 Debentures would have been exchangeable at the then-applicable exchange rate for cash (up to the principal amount of the 2026 Debentures) and, with respect to any excess exchange value, into cash, shares of Digital Realty Trust, Inc. common stock or a combination of cash and shares of Digital Realty Trust, Inc. common stock. The 2026 Debentures also would have been exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events, including if the weighted average common stock price exceeded a specified strike price as of the end of a fiscal quarter. Using the treasury stock method, 758,916 and 722,782 shares of common stock contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common shares in determining diluted earnings per share for the three and six months ended June 30, 2011, respectively.

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average of Operating Partnership common units not owned by us	4,339,481	4,760,686	4,336,223	4,823,375
Potentially dilutive 2029 Debentures	6,456,471	6,289,434	6,449,278	6,279,766
Potentially dilutive Series C Cumulative Convertible Preferred Stock	489,298	2,864,660	1,637,072	3,256,316
Potentially dilutive Series D Cumulative Convertible Preferred Stock	4,374,117	6,418,585	4,355,773	7,370,713
Potentially dilutive Series E Cumulative Redeemable Preferred Stock	3,959,975	—	3,992,679	—
Potentially dilutive Series F Cumulative Redeemable Preferred Stock	2,509,588	—	1,185,849	—

	22,128,930	20,333,365	21,956,874	21,730,170

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2012 and 2011

(unaudited)

8. Income per Unit

The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income available to common unitholders	$43,682	$33,572	$84,479	$66,204

Weighted average units outstanding—basic	114,100,498	101,056,387	112,766,660	98,698,968
Potentially dilutive common units:
Stock options	195,635	203,078	193,775	193,985
Class C Units (2007 Grant)	1,334	73,855	—	67,856
Unvested incentive units	208,096	180,377	185,362	152,927
Excess exchange value of the 2026 Debentures	—	758,916	—	722,782

Weighted average units outstanding—diluted	114,505,563	102,272,613	113,145,797	99,836,518

Income per unit:
Basic	$0.38	$0.33	$0.75	$0.67

Diluted	$0.38	$0.33	$0.75	$0.66

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

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2011	2010
Potentially dilutive 2029 Debentures	6,456,471	6,289,434	6,449,278	6,279,766
Potentially dilutive Series C Cumulative Convertible Preferred Units	489,298	2,864,660	1,637,072	3,256,316
Potentially dilutive Series D Cumulative Convertible Preferred Units	4,374,117	6,418,585	4,355,773	7,370,713
Potentially dilutive Series E Cumulative Redeemable Preferred Units	3,959,975	—	3,992,679	—
Potentially dilutive Series F Cumulative Redeemable Preferred Units	2,509,588	—	1,185,849	—

	17,789,449	15,572,679	17,620,651	16,906,795

9. Income Taxes

Digital Realty Trust, Inc. (the Parent Company) has elected to be taxed as a REIT and believes that it has complied with the REIT requirements of the Code. As a REIT, the Parent Company is generally not subject to corporate level federal income taxes on taxable income to the extent it is currently distributed to its stockholders. Since inception, the Parent Company has distributed 100% of its taxable income and intends to do so for the tax year ending December 31, 2012. As such, no provision for federal income taxes has been included in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2012 and 2011.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2012 and 2011

(unaudited)

We have elected taxable REIT subsidiary (TRS) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs and hold assets that REITs cannot hold directly. A TRS is subject to federal income tax as a regular C corporation. Income taxes for TRS entities were accrued, as necessary, for the three and six months ended June 30, 2012 and 2011.

For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the three and six months ended June 30, 2012 and 2011.

10. Equity and Accumulated Other Comprehensive Loss, Net

(a) Equity Distribution Agreements

On December 31, 2009, Digital Realty Trust, Inc. entered into equity distribution agreements, as amended, which we refer to as the 2009 Equity Distribution Agreements under which it could issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million. The sales of common stock made under the 2009 Equity Distribution Agreements were made in “at the market” offerings as defined in Rule 415 of the Securities Act. In June 2011, we completed this equity distribution program. For the six months ended June 30, 2011, Digital Realty Trust, Inc. generated aggregate net proceeds of approximately $176.9 million from the issuance of approximately 3.0 million common shares under the 2009 Equity Distribution Agreements at an average price of $60.51 per share after payment of approximately $2.7 million of commissions to the sales agents and before offering expenses. Pursuant to the program, we sold 6.8 million shares of common stock for gross proceeds of $400.0 million, resulting in net proceeds of approximately $394.0 million after deducting commissions.

On June 29, 2011, Digital Realty Trust, Inc. entered into new equity distribution agreements, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it could issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. For the three and six months ended June 30, 2012, Digital Realty Trust, Inc. generated net proceeds of approximately $62.7 million from the issuance of approximately 1.0 million common shares under the 2011 Equity Distribution Agreements at an average price of $66.19 per share after payment of approximately $0.6 million of commissions to the sales agents and before offering expenses.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2012 and 2011

(unaudited)

(b) Redeemable Preferred Stock

On April 5, 2012 and April 18, 2012, Digital Realty Trust, Inc. issued an aggregate of 7,300,000 shares of its 6.625% series F cumulative redeemable preferred stock, or the series F preferred stock, for gross proceeds of $182.5 million. Dividends are cumulative on the series F preferred stock from the date of original issuance in the amount of $1.65625 per share each year, which is equivalent to 6.625% of the $25.00 liquidation preference per share. Dividends on the series F preferred stock are payable quarterly in arrears. The first dividend paid on the series F preferred stock on June 29, 2012 was a pro rata dividend from and including the original issue date to and including June 30, 2012 in the amount of $0.395660 per share. The series F preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series F preferred stock will rank senior to Digital Realty Trust, Inc. common stock with respect to the payment of distributions and other amounts and rank on parity with Digital Realty Trust, Inc.’s series D cumulative convertible preferred stock and series E cumulative redeemable preferred stock. Digital Realty Trust, Inc. is not allowed to redeem the series F preferred stock before April 5, 2017, except in limited circumstances to preserve its status as a REIT. On or after April 5, 2017, Digital Realty Trust, Inc. may, at its option, redeem the series F preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series F preferred stock up to but excluding the redemption date. Holders of the series F preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) is listed on the New York Stock Exchange, or NYSE, the NYSE Amex Equities or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of series F preferred stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the series F preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the series F preferred stock) to convert some or all of the series F preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of series F preferred stock to be converted equal to the lesser of:

•

the quotient obtained by dividing (i) the sum of the $25.00 liquidation preference plus the amount of any accrued and unpaid dividends to, but not including, the change of control conversion date (unless the change of control conversion date is after a record date for a series F preferred stock dividend payment and prior to the corresponding series F preferred stock dividend payment date, in which case no additional amount for such accrued and unpaid dividend will be included in this sum) by (ii) the common stock price specified in the Articles Supplementary governing the series F preferred stock; and

•	0.6843, or the share cap, subject to certain adjustments;

subject, in each case, to provisions for the receipt of alternative consideration as described in the Articles Supplementary governing the series F preferred stock. Except in connection with specified change of control transactions, the series F preferred stock is not convertible into or exchangeable for any other property or securities of Digital Realty Trust, Inc.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2012 and 2011

(unaudited)

(c) Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interest in the Operating Partnership as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	110,268,388	95.8%	106,039,279	95.6%
Noncontrolling interests consist of:
Common units held by third parties	3,235,814	2.8	3,405,814	3.0
Incentive units held by employees and directors (see note 12)	1,546,326	1.4	1,530,316	1.4

	115,050,528	100.0%	110,975,409	100.0%

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $323.3 million and $291.5 million based on the closing market price of Digital Realty Trust, Inc. common stock on June 30, 2012 and December 31, 2011, respectively.

The following table shows activity for the noncontrolling interests in the Operating Partnership for the six months ended June 30, 2012:

	Common Units	Incentive Units	Total
As of December 31, 2011	3,405,814	1,530,316	4,936,130

Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(170,000)	—	(170,000)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(134,120)	(134,120)
Cancellation of incentive units held by employees and directors	—	(15,950)	(15,950)
Grant of incentive units to employees and directors	—	166,080	166,080

As of June 30, 2012	3,235,814	1,546,326	4,782,140

(1)	This redemption was recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet of Digital Realty Trust, Inc.

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

June 30, 2012 and 2011

(unaudited)

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

(d) Dividends

We have declared and paid the following dividends on our common and preferred stock for the six months ended June 30, 2012 (in thousands):

Date dividend declared	Dividend payable date	Series C Preferred Stock(1)(6)	Series D Preferred Stock(2)	Series E Preferred Stock(3)	Series F Preferred Stock(4)		Common Stock(5)
February 14, 2012	March 30, 2012	$1,402	$2,398	$5,031	$—		$78,335
April 23, 2012	June 29, 2012	—	2,394	5,031	2,888	(7)	80,478

		$1,402	$4,792	$10,062	$2,888		$158,813

(1)	$1.094 annual rate of dividend per share.
(2)	$1.375 annual rate of dividend per share.
(3)	$1.750 annual rate of dividend per share.
(4)	$1.656 annual rate of dividend per share.
(5)	$2.920 annual rate of dividend per share.
(6)	Effective April 17, 2012, Digital Realty Trust, Inc. converted all outstanding shares of its 4.375% series C cumulative convertible preferred stock, or the series C preferred stock, into shares of its of common stock in accordance with the terms of the series C preferred stock. Each share of series C preferred stock was converted into 0.5480 shares of common stock of Digital Realty Trust, Inc.
(7)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2012.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2012 and 2011

(unaudited)

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

(e) Accumulated Other Comprehensive Loss, Net

The accumulated balances for each classification of other comprehensive loss, net as of June 30, 2012 are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive loss, net
Balance as of December 31, 2011	$(49,298)	$(6,582)	$(55,880)
Net current period change	1,235	(2,777)	(1,542)
Reclassification to interest expense from interest rate swaps	—	1,721	1,721

Balance as of June 30, 2012	$(48,063)	$(7,638)	$(55,701)

(f) Noncontrolling Interests in Consolidated Joint Ventures

On May 4, 2012, we acquired all of the noncontrolling ownership interest in the entity that owns 800 Central Expressway from our joint venture partner for approximately $12.4 million (subject to adjustment in limited circumstances). Concurrent with the acquisition, we repaid the secured debt on the property. The acquisition and debt repayment were financed with borrowings under our global revolving credit facility. The amount paid in excess of the carrying value of the noncontrolling ownership interest resulted in a decrease to additional paid-in capital, as presented in the accompanying condensed consolidated statement of equity.

11. Capital and Comprehensive Income

(a) Redeemable Preferred Units

On April 5, 2012 and April 18, 2012, the Operating Partnership issued a total of 7,300,000 units of its 6.625% series F cumulative redeemable preferred units, or series F preferred units, to Digital Realty Trust, Inc. (the General Partner) in conjunction with the General Partner’s issuance of an equivalent number of shares of its 6.625% series F cumulative redeemable preferred stock, or the series F preferred stock. Distributions are cumulative on the series F preferred units from the date of original issuance in the amount of $1.65625 per unit each year, which is equivalent to 6.625% of the $25.00 liquidation preference per unit. Distributions on the series F preferred units are payable quarterly in arrears. The first distribution paid on the series F preferred units on June 29, 2012 was a pro rata distribution from and including the original issue date to and including June 30, 2012 in the amount of $0.395660 per unit. The series F preferred units do not have a stated maturity date and are not subject to any sinking fund. The Operating Partnership is required to redeem the series F preferred units in the event that the General Partner redeems the series F preferred stock. The General Partner is not allowed to redeem the series F preferred stock prior to April 5, 2017 except in limited circumstances to preserve the General Partner’s status as a REIT. On or after April 5, 2017, the General Partner may, at its option, redeem the series F preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series F preferred stock up to but excluding the redemption date. Upon liquidation, dissolution or winding up, the series F preferred units will rank senior to the common units with respect to the

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2012 and 2011

(unaudited)

payment of distributions and other amounts and rank on parity with the Operating Partnership’s series D cumulative convertible and series E cumulative redeemable preferred units. Except in connection with specified change of control transactions of the General Partner, the series F preferred units are not convertible into or exchangeable for any other property or securities of the Operating Partnership.

(b) Allocations of Net Income and Net Losses to Partners

Except for special allocations to holders of profits interest units described below in note 12(a) under the heading “Incentive Plan-Long-Term Incentive Units,” the Operating Partnership’s net income will generally be allocated to the General Partner to the extent of the accrued preferred return on its preferred units, and then to the General Partner and the Operating Partnership’s limited partners in accordance with the respective percentage interests in the common units issued by the Operating Partnership. Net loss will generally be allocated to the General Partner and the Operating Partnership’s limited partners in accordance with the respective common percentage interests in the Operating Partnership until the limited partner’s capital is reduced to zero and any remaining net loss would be allocated to the General Partner. However, in some cases, losses may be disproportionately allocated to partners who have guaranteed our debt. The allocations described above are subject to special allocations relating to depreciation deductions and to compliance with the provisions of Sections 704(b) and 704(c) of the Code, and the associated Treasury Regulations.

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

The redemption value of the limited partners’ common units and the vested incentive units was approximately $323.3 million and $291.5 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on June 30, 2012 and December 31, 2011, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2012 and 2011

(unaudited)

(d) Distributions

All distributions on our units are at the discretion of Digital Realty Trust, Inc.’s board of directors. As of June 30, 2012, the Operating Partnership declared and paid the following distributions (in thousands):

Date distribution declared	Distribution payable date	Series C Preferred Units(1)(6)	Series D Preferred Units(2)	Series E Preferred Units(3)	Series F Preferred Units(4)		Common Units(5)
February 14, 2012	March 30, 2012	$1,402	$2,398	$5,031	$—		$81,917
April 23, 2012	June 29, 2012	—	2,394	5,031	2,888	(7)	83,982

		$1,402	$4,792	$10,062	$2,888		$165,899

(1)	$1.094 annual rate of distribution per unit.
(2)	$1.375 annual rate of distribution per unit.
(3)	$1.750 annual rate of distribution per unit.
(4)	$1.656 annual rate of distribution per unit.
(5)	$2.920 annual rate of distribution per unit.
(6)	Effective April 17, 2012, in connection with the conversion of the series C preferred stock by Digital Realty Trust, Inc., all of the outstanding 4.375% series C cumulative convertible preferred units, or the series C preferred units, were converted into common units in accordance with the terms of the series C preferred units. Each series C preferred unit was converted into 0.5480 common units of the Operating Partnership.
(7)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2012.

(e) Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss as of June 30, 2012 are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2011	$(52,704)	$(7,363)	$(60,067)
Net current period change	1,301	(2,888)	(1,587)
Reclassification to interest expense from interest rate swaps	—	1,790	1,790

Balance as of June 30, 2012	$(51,403)	$(8,461)	$(59,864)

(f) Noncontrolling Interests in Consolidated Joint Ventures

On May 4, 2012, we acquired all of the noncontrolling ownership interest in the entity that owns 800 Central Expressway from our joint venture partner for approximately $12.4 million (subject to adjustment in limited circumstances). Concurrent with the acquisition, we repaid the secured debt on the property. The acquisition and debt repayment were financed with borrowings under our global revolving credit facility. The amount paid in excess of the carrying value of the noncontrolling ownership interest resulted in a decrease to general partner common capital as presented in the accompanying condensed consolidated statement of capital.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2012 and 2011

(unaudited)

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

As of June 30, 2012, 3,494,942 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Amended and Restated 2004 Incentive Award Plan. Each long-term incentive unit and Class C Unit issued under the Amended and Restated 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the Amended and Restated 2004 Incentive Award Plan and the individual award limit discussed above.

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

June 30, 2012 and 2011

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

During the six months ended June 30, 2012 and 2011, certain employees were granted an aggregate of 79,237 and 84,873 long-term incentive units, respectively. During the six months ended June 30, 2012 and 2011, certain employees were also granted an aggregate of 86,843 and 98,632 long-term incentive units, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of units which ultimately vests. The performance condition is based upon our achievement of the respective fiscal years’ Funds From Operations, or FFO, per share targets. Upon evaluating the results of the performance condition, the final number of units is determined and such units vest based on satisfaction of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the grant date and 30% vesting on each of the third and fourth anniversaries of the grant date, provided the grantee continues employment on each anniversary date. Based on our 2011 FFO per diluted share and unit, all of the 2011 long-term incentive units satisfied the performance condition. The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock, are being expensed on a straight-line basis for service awards over the vesting period of the long-term incentive units, which ranges from three to five years. For performance based awards, we expense the fair value using an accelerated method with each vesting tranche valued as a separate award.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2012 and 2011

(unaudited)

The expense recorded for the three months ended June 30, 2012 and 2011 related to long-term incentive units was approximately $2.9 million and $2.5 million, respectively, and approximately $5.1 million and $4.4 million for the six months ended June 30, 2012 and 2011, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.2 million for the three months ended June 30, 2012 and 2011 and approximately $0.4 million for the six months ended June 30, 2012 and 2011. Unearned compensation representing the unvested portion of the long-term incentive units totaled $17.9 million and $12.7 million as of June 30, 2012 and December 31, 2011, respectively. We expect to recognize this unearned compensation over the next 2.9 years on a weighted average basis.

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

The fair value of the 2007 Grant was measured on the grant date using a Monte Carlo simulation to estimate the probability of the multiple market conditions being satisfied. The Monte Carlo simulation uses a statistical formula underlying the Black-Scholes and binomial formulas, and such simulation was run approximately 100,000 times. For each simulation, the value of the payoff was calculated at the settlement date and was then discounted to the grant date at a risk-free interest rate. The expected value of the Class C Units on the grant date was determined by multiplying the average of the values over all simulations by the number of outstanding shares of Digital Realty Trust, Inc. common stock and Operating Partnership units. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. Other significant assumptions used in the valuation included an expected term of 36 months, expected stock price volatility of 23%, a risk-free interest rate of 4.6%, and a dividend growth rate of 5.0%. The fixed award limit under the plan was $17 million for the first market condition and $40 million for the second market condition, and there were 69.2 million shares of Digital Realty Trust, Inc. common stock and Operating Partnership units outstanding as of the 2007 grant date. The grant date fair value of these awards of approximately $11.8 million will be recognized as compensation expense on a straight-line basis over the expected service period of five years, which ended during the three months ended June 30, 2012. The unearned compensation as of June 30, 2012 and December 31, 2011 was $0 and $0.6 million, respectively. As of June 30, 2012, all of the Class C Units subject to the 2007 Grant had vested. We recognized compensation expense related to the Class C Units subject to the 2007 Grant of $0.1 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively, and $0.5 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $23,000 and $0.1 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $0.1 million for the six months ended June 30, 2012 and 2011.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2012 and 2011

(unaudited)

(c) Stock Options

The fair value of each option granted under the Amended and Restated 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model. For the six months ended June 30, 2012 and 2011, no stock options were granted. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. The expense recorded for the three months ended June 30, 2012 and 2011 was approximately $42,000 and $0.2 million, respectively, and approximately $0.2 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $18,000 and $0.1 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $0.1 million for the six months ended June 30, 2012 and 2011. Unearned compensation representing the unvested portion of the stock options totaled $0 and $0.3 million as of June 30, 2012 and December 31, 2011, respectively. All unearned compensation has been recognized as of June 30, 2012.

The following table summarizes the Amended and Restated 2004 Incentive Award Plan’s stock option activity for the six months ended June 30, 2012:

	Period ended June 30, 2012
	Shares	Weighted average exercise price
Options outstanding, beginning of period	337,760	$24.17
Exercised	(56,775)	35.32
Cancelled / Forfeited	(151)	41.73

Options outstanding, end of period	280,834	$21.91

Exercisable, end of period	280,834	$21.91

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2012:

Options outstanding					Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value
$12.00-13.02	173,540	2.33	$12.00	$10,945,168	173,540	2.33	$12.00	$10,945,168
$20.37-28.09	17,000	3.39	21.28	914,460	17,000	3.39	21.28	914,460
$33.18-41.73	90,294	4.80	41.07	3,070,192	90,294	4.80	41.07	3,070,192

	280,834	3.19	$21.91	$14,929,820	280,834	3.19	$21.91	$14,929,820

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2012 and 2011

(unaudited)

(d) Restricted Stock

During the six months ended June 30, 2012 and 2011, certain employees were granted an aggregate of 45,184 and 40,807 shares of restricted stock, respectively. During the six months ended June 30, 2012 and 2011, certain employees were also granted an aggregate of 52,947 and 50,999 shares of restricted stock, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of shares which ultimately vests. The performance condition is based upon our achievement of the respective year’s FFO per share targets. Upon evaluating the results of the performance condition, the final number of shares is determined and such shares vest based on satisfaction of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the grant date and 30% vesting on each of the third and fourth anniversaries of the grant date provided the grantee continues employment on each anniversary date. Based on our 2011 FFO per diluted share and unit, all of the 2011 restricted stock satisfied the performance condition.

The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock, are being expensed on a straight-line basis for service awards over the vesting period of the restricted stock, which ranges from three to four years. For performance based awards, we expense the fair value using an accelerated method with each vesting tranche valued as a separate award.

The expense recorded for the three months ended June 30, 2012 and 2011 related to grants of restricted stock was approximately $0.8 million and $0.5 million, respectively, and approximately $1.4 million and $1.0 million for the six months ended June 30, 2012 and 2011, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.5 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $0.9 million and $0.7 million for the six months ended June 30, 2012 and 2011, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $10.0 million and $5.5 million as of June 30, 2012 and December 31, 2011, respectively. We expect to recognize this unearned compensation over the next 3.1 years on a weighted average basis.

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

June 30, 2012 and 2011

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2012 or December 31, 2011.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements related to US LIBOR, GBP LIBOR and EURIBOR based mortgage loans as well as the unsecured term loan. To accomplish this objective, we primarily use interest rate swaps and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Under an interest rate cap, if the reference interest rate, such as one-month LIBOR, increases above the cap rate, the holder of the instrument receives a payment based on the notional value of the instrument, the length of the period, and the difference between the current reference rate and the cap rate. If the reference rate increases above the cap rate, the payment received under the interest rate cap will offset the increase in the payments due under the variable rate notes payable.

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

Our agreements with some of our derivative counterparties provide that (1) we could be declared in default on our derivative obligations if repayment of any of our indebtedness over $75.0 million is accelerated by the lender due to our default on the indebtedness and (2) we could be declared in default on a certain derivative obligation if we default on any of our indebtedness, including a default where repayment of underlying indebtedness has not been accelerated by the lender.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The fair value of these derivatives was ($6.6) million and ($5.5) million at June 30, 2012 and December 31, 2011, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2012 and 2011, respectively, there were no ineffective portions to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our debt. As of June 30, 2012, we estimate that an additional $4.7 million will be reclassified as an increase to interest expense during the twelve months ending June 30, 2013, when the hedged forecasted transactions impact earnings.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2012 and 2011

(unaudited)

As of June 30, 2012 and December 31, 2011, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Notional Amount									Fair Value at Significant Other Observable Inputs (Level 2)
As of June 30, 2012		As of December 31, 2011		Type of Derivative	Strike Rate	Effective Date	Expiration Date		As of June 30, 2012	As of December 31, 2011
$67,265	(1)	$66,563	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013		$(2,100)	$(2,363)
12,910	(2)	13,319	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013		(458)	(583)
9,341	(2)	9,636	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013		(340)	(435)
8,220	(2)	8,480	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013		(360)	(432)
—		39,483	(2)	Swap	3.776	Dec. 5, 2006	Jan. 18, 2012	(3)	—	(41)
—		33,946	(2)	Swap	4.000	Dec. 20, 2006	Jan. 18, 2012	(3)	—	(38)
38,001	(2)	38,883	(2)	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014		(1,695)	(1,592)
206,000	(6)	—		Swap	0.932	Jun. 18, 2012	Apr. 18, 2017		(1,682)	—
—		16,163		Cap	4.000	June 24, 2009	June 25, 2012	(4)	—	—
—		20,500		Cap	4.000	Aug. 4, 2010	June 15, 2013	(5)	—	—

$341,737		$246,973							$(6,635)	$(5,484)

(1)	Translation to U.S. dollars is based on exchange rate of $1.57 to £1.00 as of June 30, 2012 and $1.55 to £1.00 as of December 31, 2011.
(2)	Translation to U.S. dollars is based on exchange rate of $1.27 to €1.00 as of June 30, 2012 and $1.30 to €1.00 as of December 31, 2011.
(3)	The swap agreements were terminated as the mortgage loans were paid in full at maturity in January 2012.
(4)	This cap agreement was terminated on April 27, 2012 as the mortgage loan was paid in full on April 26, 2012.
(5)	This cap agreement was terminated on May 9, 2012 as the loans were paid in full on May 4, 2012.
(6)	Represents the U.S. Dollar portion of the unsecured term loan.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2012 and 2011

(unaudited)

14. Fair Value of Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the condensed consolidated balance sheets, for which it is practicable to estimate fair value.

Current accounting guidance requires the Company to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value. The Company’s disclosures of estimated fair value of financial instruments at June 30, 2012 and December 31, 2011 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

As of June 30, 2012 and December 31, 2011, the aggregate estimated fair value and carrying value of our global revolving credit facility, unsecured senior notes, exchangeable senior debentures, mortgage loans and other secured loan were as follows (in thousands):

	As of June 30, 2012		As of December 31, 2011
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Global revolving credit facility (1)	$324,476	$324,476	$275,106	$275,106
Unsecured term loan	520,942	520,942	—	—
Unsecured senior notes (2)(3)	1,566,087	1,441,569	1,502,271	1,441,072
Exchangeable senior debentures (2)	491,740	266,400	438,327	266,400
Mortgage loans (2)	895,934	846,825	1,007,615	947,132
Other secured loan	—	—	10,688	10,500

	$3,799,179	$3,400,212	$3,234,007	$2,940,210

(1)	The carrying value of our global revolving credit facility approximates estimated fair value, due to the short-term nature of this instrument along with the variability of interest rates.
(2)	Valuations for our unsecured senior notes, mortgage loans and other secured loan are determined based on the expected future payments discounted at risk-adjusted rates. The 2015 Notes, 2020 Notes, 2021 Notes and exchangeable senior debentures are valued based on quoted market prices.
(3)	The carrying value of the 2015 Notes, 2020 Notes and 2021 Notes are net of discount of $8,430 and $8,928 in the aggregate as of June 30, 2012 and December 31, 2011, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2012 and 2011

(unaudited)

15. Related Party Transactions

In December 2006, we entered into ten leases with The tel(x) Group, Inc., or tel(x), pursuant to which tel(x) provides enhanced meet-me-room services to our customers. The initial terms of these leases expire in 2026, and tel(x) has options to extend them through 2046. tel(x) was acquired by GI Partners Fund II, LLP in November 2006, which, collectively with GI Partners Side Fund II, L.P., owned the majority of the outstanding stock of tel(x). Richard Magnuson, our director and Chairman until our 2012 Annual Meeting of Stockholders, or the Annual Meeting, is the chief executive officer of the advisor to GI Partners Fund II, LLP and GI Partners Side Fund II, L.P. During the year ended December 31, 2011, GI Partners Fund II, LLP and GI Partners Side Fund II, L.P completed the sale of tel(x) to an unrelated third party. Our condensed consolidated statements of operations include rental revenues of approximately $11.3 million and $10.7 million from tel(x) for the three months ended June 30, 2012 and 2011, respectively, and approximately $21.7 million and $19.5 million for the six months ended June 30, 2012 and 2011, respectively, from leases entered into before tel(x) was sold to an unrelated third party. In connection with the lease agreements, we entered into an operating agreement with tel(x), effective as of December 1, 2006, with respect to joint sales and marketing efforts, designation of representatives to manage the national relationship between us and tel(x) and future meet-me-room facilities. As of June 30, 2012 and December 31, 2011, tel(x) leased from us 259,294 square feet under 43 lease agreements and 254,314 square feet under 41 lease agreements, respectively; all but two leases for 4,980 square feet, were entered into prior to the sale of tel(x) to an unrelated third party in September 2011.

We also entered into an agreement with tel(x), effective as of December 1, 2006, with respect to percentage rent arising out of potential future lease agreements for rentable space in buildings covered by the meet-me-room lease agreements. Percentage rent earned during the three months ended June 30, 2012 and 2011 amounted to approximately $1.1 million and $0.6 million, respectively, and $1.4 million and $0.7 million during the six months ended June 30, 2012 and 2011, respectively. In addition, in connection with the lease agreements, we entered into a management agreement with tel(x), effective as of December 1, 2007, pursuant to which tel(x) agreed to provide us with certain management services in exchange for a management fee of one percent of rents actually collected by tel(x).

We are party to nine leases with SoftLayer, all of which are in place as of June 30, 2012. The initial terms of these leases expire from 2013 to 2025, and SoftLayer has options to extend them from 2018 through 2035. On August 3, 2010, GI Partners Fund III, L.P. acquired a controlling interest in SoftLayer. Richard Magnuson, our director and Chairman until our Annual Meeting, is also a manager of the general partner to GI Partners Fund III, L.P. Our condensed consolidated statements of operations include rental revenues of approximately $14.5 million and $4.6 million from SoftLayer for the three months ended June 30, 2012 and 2011, respectively, and approximately $21.7 million and $6.9 million for the six months ended June 30, 2012 and 2011, respectively.

Mr. Magnuson did not stand for re-election to our Board of Directors at our Annual Meeting. His term as a member of our Board of Directors and our Chairman ended effective April 23, 2012, the date of the Annual Meeting.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2012 and 2011

(unaudited)

16. Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the leases of the 192,000 square feet of space held for redevelopment. This revenue sharing agreement terminated in May 2012. We made payments of approximately $0.7 million and $0.8 million to the seller during the six months ended June 30, 2012 and 2011, respectively.

As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined. As of June 30, 2012, construction is not complete and none of the leases executed subsequent to purchase would cause an amount to become probable of payment and therefore no amount is accrued as of June 30, 2012. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $39.5 million based on the exchange rate as of June 30, 2012). The earnout contingency expires in November 2020.

One of the tenants at our Convergence Business Park property has an option to expand as part of their lease agreement, which expires in April 2017. As part of this option, development activities are not permitted on specifically identified expansion space within the property until April 2014. If the tenant elects to take this option, we can elect one of two options. The first option is to construct and develop an additional shell building on the expansion space. Concurrent with this obligation, the tenant would execute an amendment to the existing lease to reflect the expansion of the space and include the additional shell building. The second option is to sell the existing building and the expansion space to the tenant for a price of approximately $24.0 million and $225,000 per square acre, respectively, plus additional adjustments as provided in the lease.

As part of the acquisition of the noncontrolling interest in the entity that owns 800 Central Expressway from our joint venture partner, the partner could earn additional consideration if between May 4, 2012 and January 31, 2013, we enter into a qualifying lease for this property, as defined in the agreement. As of June 30, 2012 no leases were executed for this property that would cause an amount to become probable of payment and therefore, no amount is accrued as of June 30, 2012.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At June 30, 2012, we had open commitments related to construction contracts of approximately $223.6 million.

17. Subsequent Events

On July 2, 2012, we completed an offering of 11,500,000 shares of common stock for total net proceeds, after deducting discounts and estimated expenses, of approximately $796.8 million. We used the net proceeds from the offering to fund a portion of the purchase price for the acquisition of the Sentrum Portfolio and the balance of the proceeds to temporarily repay borrowings under our global revolving credit facility

On July 19, 2012, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit:

Share Class	Series D Preferred Stock and Unit	Series E Preferred Stock and Unit	Series F Preferred Stock and Unit	Common stock and common unit
Dividend and distribution amount	$0.343750	$0.437500	$0.4140625	$0.730000
Dividend and distribution payable date	September 28, 2012	September 28, 2012	September 28, 2012	September 28, 2012
Dividend payable to shareholders of record on	September 14, 2012	September 14, 2012	September 14, 2012	September 14, 2012
Annual equivalent rate of dividend and distribution	$1.375	$1.750	$1.65625	$2.920

On July 16, 2012, we exercised a portion of the accordion feature under the global revolving credit facility for $300 million US dollar equivalent, which is expected to close in early August 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of proceeds from our equity distribution program and other securities offerings, expected use of borrowings under our credit facilities, portfolio performance, leverage policy, acquisition and capital expenditure plans, supply and demand for data center space, and expected rental rates on new or renewed data center space, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the impact of the recent deterioration in global economic, credit and market conditions, including the downgrade of the U.S. government’s credit rating; current local economic conditions in our geographic markets; decreases in information technology spending, including as a result of economic slowdowns or recession; adverse economic or real estate developments in our industry or the industry sectors that we sell to (including risks relating to decreasing real estate valuations and impairment charges); our dependence upon significant tenants; bankruptcy or insolvency of a major tenant or a significant number of smaller tenants; defaults on or non-renewal of leases by tenants; our failure to obtain necessary debt and equity financing; increased interest rates and operating costs; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; financial market fluctuations; changes in foreign currency exchange rates; our inability to manage our growth effectively; difficulty acquiring or operating properties in foreign jurisdictions; our failure to successfully integrate and operate acquired or redeveloped properties or businesses; risks related to joint venture investments, including as a result of our lack of control of such investments; delays or unexpected costs in development or redevelopment of properties; decreased rental rates or increased vacancy rates; increased competition or available supply of data center space; our inability to successfully develop and lease new properties and space held for redevelopment; difficulties in identifying properties to acquire and completing acquisitions; our inability to acquire off-market properties; our inability to comply with the rules and regulations applicable to reporting companies; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT; possible adverse changes to tax laws; restrictions on our ability to engage in certain business activities; environmental uncertainties and risks related to natural disasters; losses in excess of our insurance coverage; changes in foreign laws and regulations, including those related to taxation and real estate ownership and operation; and changes in local, state and federal regulatory requirements, including changes in real estate and zoning laws and increases in real property tax rates.

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

As of June 30, 2012, we owned an aggregate of 105 technology-related real estate properties, excluding three properties held as investments in unconsolidated joint ventures, with approximately 20.1 million rentable square feet including approximately 2.2 million square feet of space held for redevelopment. At June 30, 2012, approximately 1,829,000 square feet of space was under construction for Turn-Key FlexSM, Powered Base Building® and Build-to-Suit product, all of which are expected to be income producing on or after completion, in 11 U.S. domestic markets, one European market, two Australian markets and Singapore, consisting of approximately 1,034,000 square feet of development projects and 795,000 square feet of redevelopment projects. We have developed detailed, standardized procedures for evaluating acquisitions to ensure that they meet our financial, technical and other criteria. We expect to continue to acquire additional assets as a part of our growth strategy. We intend to aggressively manage and lease our assets to increase their cash flow. We intend to continue to build out our redevelopment portfolio when justified by anticipated returns.

We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to Digital Realty Trust, Inc.’s common stock and preferred stock. We currently intend to limit our indebtedness to 60% of our total enterprise value and, based on the closing price of Digital Realty Trust, Inc. common stock on June 30, 2012 of $75.07, our ratio of debt to total enterprise value was approximately 27% as of June 30, 2012. Our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our company’s incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of its common stock and excluding long-term incentive units and Class C units), plus the book value of our total consolidated indebtedness.

Revenue base. As of June 30, 2012, we owned 105 properties through our operating partnership, excluding three properties held as investments in unconsolidated joint ventures. These properties are mainly located throughout the U.S., with 15 properties located in Europe, one property in Asia and one property in Canada. We, through our predecessor, acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties Acquired (1)	Net Rentable Square Feet (2)	Square Feet of Space Held for Redevelopment as of June 30, 2012 (3)
2002	5	1,156,483	46,530
2003	6	1,058,360	—
2004	10	2,544,144	142,325
2005	20	3,388,978	161,319
2006	16	2,173,493	48,105
2007 (4)	13	2,091,966	216,089
2008	5	343,710	220,538
2009 (5)	6	904,722	645,089
2010	15	2,039,599	447,863
2011	5	571,930	131,771
2012	4	1,608,472	117,515

Properties owned as of June 30, 2012	105	17,881,857	2,177,144

(1)	Excludes properties sold in 2007 and 2006: 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006.
(2)	Current net rentable square feet as of June 30, 2012, which represents the current square feet at buildings under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes tenants’ proportional share of common areas but excludes space held for redevelopment.
(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space. The amounts included in this table represent redevelopment space as of June 30, 2012 in the properties acquired during the relevant period.
(4)	Includes three developed buildings (43915 Devin Shafron Drive, 43830 Devin Shafron Drive and 43790 Devin Shafron Drive) placed into service in 2010 and 2011 that are being included with a property (Devin Shafron buildings) that was acquired in 2007.
(5)	Includes a developed building (21551 Beaumeade Circle) placed into service in 2011 that is being included with a property (21561 & 21571 Beaumeade Circle) that was acquired in 2009.

As of June 30, 2012, the properties in our portfolio were approximately 93.5% leased excluding 2.2 million square feet held for redevelopment. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of June 30, 2012, our original average lease term was approximately 14 years, with an average of approximately seven years remaining. The majority of our leasing since the completion of our IPO has been at lease terms shorter than 12 years. Our lease expirations through December 31, 2013 are 6.2% of rentable square feet excluding space held for redevelopment as of June 30, 2012.

Operating revenues from properties outside the United States were $38.8 million and $27.5 million for the three months ended June 30, 2012 and 2011, respectively, and $75.5 million and $53.2 million for the six months ended June 30, 2012 and 2011, respectively. For the three and six months ended June 30, 2012 and 2011, no single foreign country comprised more than 10% of total revenues.

Factors Which May Influence Future Results of Operations

Global market and economic conditions

In the United States and globally, market and economic conditions have been unprecedented over the past few years and challenging with tighter credit conditions and slower economic growth in all markets in which we own properties and conduct our operations. The U.S. and global economies have experienced a recession and face continued concerns about the systemic impact of adverse economic conditions, such as high energy costs, geopolitical issues, the availability and cost of credit, unstable global financial and mortgage markets, high corporate, consumer and governmental debt levels, high unemployment and declining residential and commercial real estate markets. The current European debt crisis, particularly most recently in Greece, Italy, Ireland, Portugal and Spain, has raised concerns regarding the debt burden of certain countries using the euro as their currency and their ability to meet future financial obligations, the overall stability of the Euro and the suitability of the Euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the Euro currency entirely. Should the Euro be dissolved entirely, the legal and contractual consequences for parties to Euro-denominated contracts are uncertain and would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could adversely affect our leasing activities, rents we receive, potential acquisitions and redevelopment projects in Europe.

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

Rental income. The amount of rental income generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 2.2 million square feet held for redevelopment, as of June 30, 2012, the occupancy rate of the properties in our portfolio was approximately 93.5% of our net rentable square feet.

As of June 30, 2012, we had 1,827 leases with a total of 552 tenants. As of June 30, 2012, approximately 86% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 17.9 million net rentable square feet, excluding redevelopment space, at June 30, 2012 is approximately 355,000 net rentable square feet of space with extensive datacenter improvements that is currently, or will shortly be, available for lease. Since our IPO, we have leased approximately 2,905,000 square feet of similar space. These Turn-Key FlexSM facilities are effective solutions for tenants who prefer to utilize a partner with the expertise or capital budget to provide extensive datacenter infrastructure and security. Our expertise in datacenter construction and operations enables us to lease space to these tenants at a premium over other uses. In addition, as of June 30, 2012, we had approximately 2.2 million square feet of redevelopment space, or approximately 11% of the total rentable space in our portfolio, including four vacant properties comprising approximately 485,000 square feet. Our ability to grow earnings depends in part on our ability to redevelop space and lease redevelopment space at favorable rates, which we may not be able to obtain. Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for redevelopment space. We may purchase additional vacant properties and properties with vacant redevelopment space in the future. We will require additional capital to finance our redevelopment activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”

Economic downturns, including as a result of the conditions described above under “Global market and economic conditions,” or regional downturns affecting our markets or downturns in the technology-related real estate industry that impair our ability to lease or renew or re-lease space, or otherwise reduce returns on our investments or the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. On September 6, 2011, Solyndra LLC, which subleased space from our direct tenant in one of our buildings, adjacent to Solyndra’s newly constructed facility, and its parent company 360 Degree Solar Holdings, Inc. each filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. The sublease expired on September 29, 2011 and Solyndra became our direct tenant under a new lease commencing on September 30, 2011 at an initial monthly cash base rent of approximately $345,500 plus expense reimbursements. We have entered into a stipulation with Solyndra and 360 Degree Holdings which was approved by the Bankruptcy Court. Among other things, under the terms of the stipulation, Solyndra rejected its lease effective no later than April 2, 2012, and we received approximately $5.6 million, including approximately $4.7 million that was drawn from a letter of credit issued in connection with Solyndra’s lease. In addition, in accordance with the stipulation, we have retained certain unsecured claims in the bankruptcy proceeding, the amount or timing of any recovery of which is uncertain at this time.

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 1.2 million square feet of available space in our portfolio, which excludes approximately 2.2 million square feet available for redevelopment as of June 30, 2012, leases representing approximately 1.5% and 4.7% of the net rentable square footage of our portfolio are scheduled to expire during the six months ending December 31, 2012 and the year ending December 31, 2013, respectively.

During the six months ended June 30, 2012, we signed new leases totaling approximately 359,000 square feet of space and renewal leases totaling approximately 592,000 square feet of space. The following table summarizes our leasing activity in the six months ended June 30, 2012:

	Number of Leases (1)	Net Rentable Square Feet (2)	Expiring Rental Rate per Square Foot (3)	New Rental Rate per Square Foot (3)	Rental Rate % Change	Tenant Improvements/ Lease Commissions per Square Foot (4)	Weighted Average Lease Term (months)

Leasing Activity (5)(6)

Renewals Signed
Turn-Key FlexSM	14	165,325	$161.96	$169.01	4.4%	$8.88	95.2
Powered Base Building	11	363,753	$29.98	$36.59	22.1%	$17.07	110.3
Non-technical	22	63,348	$26.14	$26.94	3.1%	$3.71	106.2

New Leases Signed
Turn-Key Flex(SM)	35	282,866		$161.09		$45.53	121.5
Powered Base Building	4	52,026		$26.96		$6.53	174.0
Non-technical	20	23,886		$34.72		$7.52	88.7

Leasing Activity Summary (5)

Turn-Key FlexSM	49	448,191		$164.01
Powered Base Building	15	415,779		$35.39
Non-technical	42	87,234		$29.07

(1)	The number of leases represents the leased-unit count; a lease could include multiple units.
(2)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(3)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.
(4)	Excludes short term leases.
(5)	Excludes 27 renewed colocation leases for 23,142 rentable square feet at an average GAAP rental rate of $179.64 per square foot and 26 new colocation leases for 7,982 rentable square feet at an average GAAP rental rate of $262.37 per square foot.
(6)	Commencement dates for the leases signed range from 2012 to 2013.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key markets for datacenter space and expect the rental rates we are likely to achieve on any new (re-leased) or renewed datacenter space leases for 2012 expirations will generally be higher than the rates currently being paid for the same space. For the six months ended June 30, 2012, rents on renewed space increased by an average of 4.4% on a GAAP basis on our Turn-Key FlexSM space compared to the expiring rents and increased by an average of 22.1% on a GAAP basis on our Powered Base Building space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole due to a number of factors, including local real estate conditions, local supply and demand for datacenter space, competition from other datacenter developers or operators, the condition of the property and whether the property, or space within the property, has been redeveloped.

Market concentration. We depend on the market for technology-based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of June 30, 2012, our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of June 30, 2012 total annualized rent (1)
Silicon Valley	12.6%
Dallas	10.9%
Northern Virginia	10.3%
New York Metro	9.9%
San Francisco	9.3%
Chicago	9.1%
Phoenix	8.1%
Boston	5.3%
Los Angeles	4.8%
London, England	4.1%
Dublin, Ireland	2.3%
Paris, France	2.3%
Other	11.0%

100.0%

(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of June 30, 2012 multiplied by 12. The aggregate amount of abatements for the six months ended June 30, 2012 was approximately $9.2 million.

Operating expenses. Our operating expenses generally consist of utilities, property and ad valorem taxes, property management fees, insurance and site maintenance costs, as well as rental expenses on our ground and building leases. In particular, our buildings require significant power to support the datacenter operations contained in them. Many of our leases contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. However, we generally are not entitled to reimbursement of property operating expenses and real estate taxes under our leases for Turn-Key FlexSM facilities. We also incur general and administrative expenses, including expenses relating to our asset management function, as well as significant legal, accounting and other expenses related to corporate governance, SEC reporting and compliance with the various provisions of the Sarbanes-Oxley Act. Increases or decreases in such operating expenses will impact our overall performance. We expect to incur additional operating expenses as we continue to expand.

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

Interest rates. As of June 30, 2012, we had approximately $341.7 million of variable rate debt, subject to interest rate swap agreements, including $135.7 million of mortgage debt and $206.0 million on our unsecured term loan, along with $324.5 million and $314.9 million of variable rate debt that was outstanding on the global revolving credit facility and the unswapped portion of the unsecured term loan, respectively. The availability of debt and equity capital may decrease as a result of the circumstances described above under “Global market and economic conditions.” The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.

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

Revenue Recognition

Rental income is recognized using the straight-line method over the terms of the tenant leases. Deferred rents included in our condensed consolidated balance sheets represent the aggregate excess of rental revenue recognized on a straight-line basis over the contractual rental payments under the terms of the leases. Many of our leases contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. However, we generally are not entitled to reimbursement of property operating expenses, other than utility expense, and real estate taxes under our leases for Turn-Key FlexSM facilities. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized over the remaining term of the lease, effective as of the date the lease modification is finalized, assuming collection is not considered doubtful. As discussed above, we recognize amortization of the value of acquired above or below market tenant leases as a reduction of rental income in the case of above market leases or an increase to rental revenue in the case of below market leases.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the three and six months ended June 30, 2012 and 2011. A summary of our operating results for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Statement of Operations Data:
Total operating revenues	$303,704	$267,881	$586,852	$518,622
Total operating expenses	(215,255)	(191,161)	(412,487)	(367,237)

Operating income	88,449	76,720	174,365	151,385
Other expenses, net	(34,481)	(38,492)	(71,134)	(74,145)

Net income	$53,968	$38,228	$103,231	$77,240

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of this growth, our period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (same store properties are properties that were owned and operated for the entire current period and the entire immediate preceding year). The following table identifies each of the properties in our portfolio acquired from January 1, 2011 through June 30, 2012.

Acquired Buildings		Acquisition Date	Redevelopment Space as of June 30, 2012 (1)	Net Rentable Square Feet Excluding Redevelopment Space (2)	Square Feet Including Redevelopment Space	Occupancy Rate as of June 30, 2012 (3)
As of December 31, 2010 (96 properties)			1,880,848	15,330,573	17,211,421	92.8%

January 1, 2011 through June 30, 2012

43830 Devin Shafron Drive	(4)	Mar-11	47,010	66,240	113,250	74.6
43790 Devin Shafron Drive	(4)	Jun-11	—	152,138	152,138	100.0
Fountain Court		Jul-11	131,771	—	131,771	—
11085 Sun Center Drive		Sep-11	—	69,048	69,048	100.0
21551 Beaumeade Circle	(5)	Dec-11	—	152,504	152,504	100.0
1506 Moran Road		Dec-11	—	13,626	13,626	100.0
760 Doug Davis Drive		Dec-11	—	334,306	334,306	100.0
360 Spear Street		Dec-11	—	154,950	154,950	100.0
Convergence Business Park		Feb-12	—	819,243	819,243	98.5
9333, 9355, 9377 Grand Avenue		May-12	117,515	457,429	574,944	100.0
8025 North Interstate 35		May-12	—	62,237	62,237	100.0
400 S. Akard		Jun-12	—	269,563	269,563	84.6

Subtotal			296,296	2,551,284	2,847,580	97.2%

Total			2,177,144	17,881,857	20,059,001	93.5%

(1)	Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space.
(2)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease based on engineering drawings. Net rentable square feet includes tenants’ proportional share of common areas but excludes space held for redevelopment.
(3)	Occupancy rates exclude redevelopment space. For some of our properties, we calculate occupancy based on factors in addition to contractually leased square feet, including available power, required support space and common area.
(4)	Includes two developed buildings (43830 Devin Shafron Drive and 43790 Devin Shafron Drive) placed into service in 2011 that are being included with a property (Devin Shafron buildings) that was acquired in 2007.
(5)	Includes a developed building (21551 Beaumeade Circle) placed into service in 2011 that is being included with a property (21561 & 21571 Beaumeade Circle) that was acquired in 2009.

In May 2008, we acquired 701 & 717 Leonard Street, a parking garage in Dallas, Texas; however, we exclude the acquisition from our property count because it is located adjacent to our internet gateway datacenter located at 2323 Bryan Street and is not considered a separate property.

Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011 and the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

Portfolio

As of June 30, 2012, our portfolio consisted of 105 properties, excluding three properties held as investments in unconsolidated joint ventures, with an aggregate of 20.1 million net rentable square feet including 2.2 million square feet held for redevelopment compared to a portfolio consisting of 96 properties, excluding two properties held as investments in unconsolidated joint ventures, with an aggregate of 17.1 million net rentable square feet including 2.1 million square feet held for redevelopment as of June 30, 2011. The increase in our portfolio reflects the acquisition of nine properties in the twelve months ended June 30, 2012.

Operating Revenues

Total operating revenues for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Rental	$234,923	$202,806	$32,117	$457,757	$399,601	$58,156
Tenant reimbursements	60,422	51,311	9,111	118,284	103,145	15,139
Construction management fee	1,954	13,759	(11,805)	4,406	15,576	(11,170)
Other	6,405	5	6,400	6,405	300	6,105

Total operating revenues	$303,704	$267,881	$35,823	$586,852	$518,622	$68,230

As shown by the same store and new properties table below, the increases in rental revenues and tenant reimbursement revenues for the three and six month periods ended June 30, 2012 compared to the same periods in 2011 were due to new leasing at our same store properties, including completed and leased development and redevelopment space, and acquisitions of properties. Other revenues changes in the periods presented were primarily due to the timing of varying tenant termination revenues. We acquired nine properties during the twelve months ended June 30, 2012.

The following tables show total operating revenues for same store properties and new properties (in thousands):

	Same Store			New Properties
	Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Rental	$224,804	$202,806	$21,998	$10,119	$—	$10,119
Tenant reimbursements	57,138	51,311	5,827	3,284	—	3,284
Construction management fee	—	—	—	1,954	13,759	(11,805)
Other	6,405	5	6,400	—	—	—

Total operating revenues	$288,347	$254,122	$34,225	$15,357	$13,759	$1,598

	Same Store			New Properties
	Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Rental	$440,865	$399,601	$41,264	$16,892	$—	$16,892
Tenant reimbursements	112,112	103,145	8,967	6,172	—	6,172
Construction management fee	—	—	—	4,406	15,576	(11,170)
Other	6,405	300	6,105	—	—	—

Total operating revenues	$559,382	$503,046	$56,336	$27,470	$15,576	$11,894

Same store rental revenues increased for the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily as a result of new leases at our properties during the twelve months ended June 30, 2012 due to strong demand for datacenter space, including leases of completed development and redevelopment space, the largest of which was for space in 29A International Business Park, 4849 Alpha Road, 4030-4050 Lafayette and Cateringweg 5. Rental revenue included amounts earned from leases with The tel(x) Group, Inc., or tel(x), which was sold to an unrelated third party in 2011, of approximately $11.3 million and $10.7 million for the three months ended June 30, 2012 and 2011, respectively and approximately $21.7 million and $19.5 million for the six months ended June 30, 2012 and 2011, respectively. Same store tenant reimbursement revenues increased for the three and six months ended June 30, 2012 as compared to the same periods in 2011 primarily as a result of new leasing and higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at Paul van Vlissingenstraat 16, 29A International Business Park and 1725 Comstock Street.

New properties revenue increases were caused by properties acquired during the period from January 1, 2011 to June 30, 2012. For the three and six months ended June 30, 2012, Convergence Business Park, 760 Doug Davis Drive, and 360 Spear Street contributed $11.5 million, or approximately 86%, and $20.3 million, or approximately 88%, respectively, of the new properties increase in rental revenues and tenant reimbursements compared to the same periods in 2011.

Operating Expenses and Interest Expense

Operating expenses and interest expense during the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Rental property operating and maintenance	$87,576	$72,337	$15,239	$167,421	$144,060	$23,361
Property taxes	15,769	13,962	1,807	31,811	27,433	4,378
Insurance	2,260	1,998	262	4,490	4,049	441
Construction management	596	11,199	(10,603)	789	12,936	(12,147)
Depreciation and amortization	89,000	76,848	12,152	172,995	150,766	22,229
General and administrative	15,109	14,077	1,032	29,359	26,482	2,877
Transactions	4,608	740	3,868	5,285	1,421	3,864
Other	337	—	337	337	90	247

Total operating expenses	$215,255	$191,161	$24,094	$412,487	$367,237	$45,250

Interest expense	$37,681	$39,334	$(1,653)	$75,711	$75,416	$295

As shown in the same store and new properties table below, total expenses for the three and six months ended June 30, 2012 increased compared to the same periods in 2011 primarily as a result of higher utility rates in several of our properties along with redevelopment projects being placed into service leading to higher utility expense in 2012. The following table shows expenses for same store properties and new properties (in thousands):

	Same Store			New Properties
	Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Rental property operating and maintenance	$83,373	$72,840	$10,533	$4,203	$(503)	$4,706
Property taxes	14,840	13,922	918	929	40	889
Insurance	2,126	1,933	193	134	65	69
Construction management	—	—	—	596	11,199	(10,603)
Depreciation and amortization	84,645	76,848	7,797	4,355	—	4,355
General and administrative (1)	15,109	14,077	1,032	—	—	—
Transactions	—	—	—	4,608	740	3,868
Other	337	—	337	—	—	—

Total operating expenses	$200,430	$179,620	$20,810	$14,825	$11,541	$3,284

Interest expense (2)	$36,361	$39,334	$(2,973)	$1,320	$—	$1,320

	Same Store			New Properties
	Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Rental property operating and maintenance	$160,489	$144,265	$16,224	$6,932	$(205)	$7,137
Property taxes	30,187	27,393	2,794	1,624	40	1,584
Insurance	4,227	3,855	372	263	194	69
Construction management	—	—	—	789	12,936	(12,147)
Depreciation and amortization	165,381	150,766	14,615	7,614	—	7,614
General and administrative (1)	29,359	26,482	2,877	—	—	—
Transactions	—	—	—	5,285	1,421	3,864
Other	337	90	247	—	—	—

Total operating expenses	$389,980	$352,851	$37,129	$22,507	$14,386	$8,121

Interest expense (2)	$73,202	$75,416	$(2,214)	$2,509	$—	$2,509

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.
(2)	Interest expense on our global revolving credit facility and unsecured term loan are allocated on a specific property basis.

Same store rental property operating and maintenance expenses increased in the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily as a result of higher consumption and utility rates in several of our properties along with redevelopment projects being placed into service leading to higher utility expense in 2012. During the three months ended June 30, 2012 and 2011, we capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $7.4 million and $6.1 million, respectively, and $15.3 million and $12.3 million during the six months ended June 30, 2012 and 2011, respectively.

Same store depreciation and amortization expense increased in the three and six months ended June 30, 2012 compared to the same periods in 2011, principally because of depreciation of redevelopment projects that were placed into service in the final six months of 2011 and during 2012.

General and administrative expenses for the three and six months ended June 30, 2012 increased compared to the same periods in 2011 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher professional fees and marketing expenses.

Same store interest expense decreased for the three and six months ended June 30, 2012 as compared to the same periods in 2011 primarily as a result of lower average outstanding debt balances during 2012 compared to 2011 primarily due to the paydown of the following loans; 114 Rue Ambroise Croizat (January 2012), Unit 9, Blanchardstown Corporate Park (January 2012), 1201 Comstock Street (April 2012), 800 Central Expressway (May 2012) and 800 Central Expressway Mezzanine (May 2012). This decrease was partially offset by the issuance of our 5.250% Notes due 2021 (2021 Notes) in March 2011. During the three months ended June 30, 2012 and 2011, we capitalized interest of approximately $4.6 million and $4.2 million, respectively, and $9.1 million and $8.9 million during the six months ended June 30, 2012 and 2011, respectively.

New properties increases were caused by properties acquired during the period from January 1, 2011 to June 30, 2012. For the three and six months ended June 30, 2012, 760 Doug Davis Drive, Convergence Business Park and 360 Spear Street contributed $10.2 million, or approximately 74%, and $16.9 million, or approximately 84%, of the total new properties increase in total operating expenses (excluding construction management) compared to the same periods in 2011.

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

Our parent company issues public equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company which are fully reimbursed by the operating partnership. Our parent company itself does not hold any indebtedness other than guarantees of the indebtedness of our operating partnership, and its only material asset is its ownership of partnership interests of our operating partnership. Therefore, the consolidated assets and liabilities and the consolidated revenues and expenses of our parent company and our operating partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by our parent company. However, all debt is held directly or indirectly at the operating partnership level. Our parent company’s principal funding requirement is the payment of dividends on its common and preferred shares. Our parent company’s principal source of funding for its dividend payments is distributions it receives from our operating partnership.

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

The liquidity of our parent company is dependent on our operating partnership’s ability to make sufficient distributions to our parent company. The primary cash requirement of our parent company is its payment of dividends to its stockholders. Our parent company also guarantees our operating partnership’s unsecured debt. If our operating partnership fails to fulfill its debt requirements, which trigger parent company guarantee obligations, then our parent company will be required to fulfill its cash payment commitments under such guarantees. However, our parent company’s only asset is its investment in our operating partnership.

We believe our operating partnership’s sources of working capital, specifically its cash flow from operations, and funds available under its global revolving credit facility are adequate for it to make its distribution payments to our parent company and, in turn, for our parent company to make its dividend payments to its stockholders. However, we cannot assure you that our operating partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to our parent company. The unavailability of capital could adversely affect our operating partnership’s ability to pay its distributions to our parent company, which would in turn, adversely affect our parent company’s ability to pay cash dividends to its stockholders.

On June 29, 2011, our parent company commenced a new At-the-Market equity distribution program under which it can issue and sell up to $400.0 million of its common stock through, at its discretion, any of Merrill Lynch, Pierce Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC as its sales agents. For the three and six months ended June 30, 2012, our parent company generated net proceeds of approximately $62.7 million from the issuance of approximately 1.0 million shares of common stock under the program at an average price of $66.19 per share after payment of approximately $0.6 million of commissions to the sales agents. The proceeds from the issuances were contributed to our operating partnership in exchange for the issuance of approximately 1.0 million common units to our parent company. Our parent company intends to use the net proceeds from the program to temporarily repay borrowings under our operating partnership’s global revolving credit facility, to acquire additional properties, to fund development and redevelopment opportunities and for general working capital purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or preferred equity securities. The sales of common stock under the equity distribution program will be made in “at the market” offerings as defined in Rule 415 of the Securities Act.

On April 5, 2012 and April 18, 2012, our parent company issued an aggregate of 7.3 million shares of 6.625% series F cumulative redeemable preferred stock for total net proceeds, after underwriting discounts and offering expenses, of $176.3 million, including the proceeds from the exercise of a portion of the underwriters’ over-allotment option. Our parent company intends to use the net proceeds from the offering to temporarily repay borrowings under our operating partnership’s global revolving credit facility, to acquire additional properties, to fund development and redevelopment opportunities and for general working capital purposes including potentially for the repurchase, redemption or retirement of outstanding debt or preferred equity securities.

On July 2, 2012, our parent company completed an offering of 11.5 million shares of its common stock for total net proceeds, after deducting discounts and estimated expenses, of approximately $796.8 million. Our parent company contributed the net proceeds from this offering to our operating partnership in exchange for 11.5 million common units, as required by our operating partnership’s partnership agreement, and our operating partnership used the net proceeds to fund a portion of the purchase price for the acquisition of the Sentrum Portfolio (defined below) and to temporarily repay borrowings under our operating partnership’s global revolving credit facility.

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

Dividends and Distributions

Our parent company is required to distribute 90% of its taxable income (excluding capital gains) on an annual basis in order for it to continue to qualify as a REIT for federal income tax purposes. Accordingly, our parent company intends to make, but is not contractually bound to make, regular quarterly distributions to its preferred stockholders and common stockholders from cash flow from our operating partnership’s operating activities. All such distributions are at the discretion of our parent company’s board of directors. Our parent company considers market factors and our operating partnership’s performance in addition to REIT requirements in determining distribution levels. Our parent company has distributed 100% of its taxable income since inception to minimize corporate level federal income taxes. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our parent company’s status as a REIT. The exchange rate on the operating partnership’s 5.50% exchangeable senior debentures due 2029 (2029 Debentures) and the conversion rate on our parent company’s series D cumulative convertible preferred stock are each subject to adjustment for certain events, including, but not limited to, certain dividends on our parent company’s common stock in excess of $0.33 per share per quarter and $0.31 per share per quarter, respectively. Therefore, the declaration and payment of quarterly dividends by our parent company in excess of these thresholds may increase the dilutive impact of our operating partnership’s exchangeable debentures and our parent company’s convertible preferred stock on our parent company’s common stockholders.

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

Our parent company has declared and paid the following dividends on its common and preferred stock for the six months ended June 30, 2012 (in thousands):

Date dividend declared	Dividend payable date	Series C Preferred Stock(1)(6)	Series D Preferred Stock(2)	Series E Preferred Stock(3)	Series F Preferred Stock(4)		Common Stock(5)
February 14, 2012	March 30, 2012	$1,402	$2,398	$5,031	$—		$78,335
April 23, 2012	June 29, 2012	—	2,394	5,031	2,888	(7)	80,478

		$1,402	$4,792	$10,062	$2,888		$158,813

(1)	$1.094 annual rate of dividend per share.
(2)	$1.375 annual rate of dividend per share.
(3)	$1.750 annual rate of dividend per share.
(4)	$1.656 annual rate of dividend per share.
(5)	$2.920 annual rate of dividend per share.
(6)	Effective April 17, 2012, our parent company converted all outstanding shares of its 4.375% series C cumulative convertible preferred stock, or the series C preferred stock, into shares of its of common stock in accordance with the terms of the series C preferred stock. Each share of series C preferred stock was converted into 0.5480 shares of our parent company’s common stock.
(7)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2012.

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

As of June 30, 2012, we had $47.8 million of cash and cash equivalents, excluding $35.3 million of restricted cash. Restricted cash primarily consists of interest-bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements, as well as capital expenditures.

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

On November 3, 2011, we replaced our corporate and Asia Pacific revolving credit facilities with an expanded revolving credit facility, which we refer to as the global revolving credit facility, increasing the total capacity to $1.5 billion from $850 million. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to $2.25 billion. The renewed facility matures in November 2015, with a one-year extension option. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit rating of our long-term debt and is currently 125 basis points. An annual facility fee on the unused portion of the facility, based on the credit rating of our long-term debt and currently 25 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, Pound Sterling, Swiss Franc and Japanese yen denominations. As of June 30, 2012, borrowings under the global revolving credit facility bore interest at a blended rate of 1.50% (U.S), 1.92% (GBP), 1.57% (Singapore Dollars), 4.90% (Australian Dollars) and 1.55% (Hong Kong Dollars), which are based on 1-month LIBOR, 1-month GBP LIBOR, 1-month SIBOR, 1-month BBR and 1-month HIBOR, respectively, plus a margin of 1.25%. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development and redevelopment opportunities and to provide for working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or preferred equity securities. We capitalized approximately $10.2 million of financing costs related to the global revolving credit facility. As of June 30, 2012, approximately $324.5 million was drawn under this facility and $22.5 million of letters of credit were issued, leaving approximately $1.2 billion available for use.

On April 17, 2012, we closed a new $750.0 million senior unsecured multi-currency term loan facility. The new facility matures on April 16, 2017. Interest rates are based on our senior unsecured debt ratings and are currently 145 basis points over the applicable index for floating rate advances. Funds have been drawn in U.S, Singapore and Australian dollars, as well as Euro and Pound Sterling denominations with the option to add Hong Kong dollars and Yen upon an accordion exercise. The new term loan provides funds for acquisitions, repayment of indebtedness, development and redevelopment, working capital and general corporate purposes. Covenants are consistent with our global revolving credit facility.

For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.

On June 29, 2011, our parent company commenced its new At-the-Market equity distribution program discussed under “Liquidity and Capital Resources of the Parent Company” above. For the three and six months ended June 30, 2012, our parent company generated net proceeds of approximately $62.7 million from the issuance of approximately 1.0 million shares of common stock under the program at an average price of $66.19 per share after payment of approximately $0.6 million of commissions to the sales agents. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 1.0 million common units to our parent company.

On April 5, 2012 and April 18, 2012, our parent company issued an aggregate of 7.3 million shares of 6.625% series F cumulative redeemable preferred stock discussed under “Liquidity and Capital Resources of the Parent Company” above, for total net proceeds, after underwriting discounts and offering expenses, of $176.3 million, including the proceeds from the exercise of a portion of the underwriters’ over-allotment option. The proceeds from the offering were contributed to us in exchange for the issuance of 7.3 million 6.625% series F cumulative redeemable preferred units to our parent company.

On July 2, 2012, our parent company completed an offering of 11.5 million shares of its common stock for total net proceeds, after deducting discounts and estimated expenses, of approximately $796.8 million. Our parent company contributed the net proceeds from this offering to us in exchange for 11.5 million common units, as required by our partnership agreement, and used the net proceeds to fund a portion of the purchase price for the acquisition of the Sentrum Portfolio (defined below) and to temporarily repay borrowings under our global revolving credit facility.

In March 2012, we entered into a joint venture with Savvis, Inc., a CenturyLink company. On June 26, 2012, this unconsolidated joint venture acquired a 164,000 square foot property in Hong Kong. The property is located at Tseung Kwan O Industrial Estate in New Territories, approximately 12 miles from downtown Hong Kong. As of June 30, 2012, we have contributed approximately $20.6 million to the joint venture.

On February 22, 2012, we completed the acquisition of Convergence Business Park in Lewisville, Texas for a purchase price of approximately $123.0 million. The property consists of nine income producing buildings along with undeveloped land. The acquisition was funded with borrowings under our global revolving credit facility.

On May 10, 2012, we completed the acquisition of 9333, 9355, 9377 Grand Avenue, an approximately 575,000 square foot redevelopment property located in suburban Chicago for a purchase price of approximately $22.3 million. The acquisition was funded with borrowings under our global revolving credit facility.

On May 18, 2012, we completed the acquisition of 8025 N. Interstate 35, a data center facility located in Austin, Texas, totaling approximately 62,000 square feet for a purchase price of $12.5 million. In connection with the acquisition, we assumed a $6.7 million secured mortgage loan on the facility. The acquisition was funded with borrowings under our global revolving credit facility.

On June 13, 2012, we completed the acquisition of 400 S. Akard Street, a data center facility located in Dallas, Texas, totaling approximately 269,600 square feet for a purchase price of approximately $75.0 million. The acquisition was funded with borrowings under our global revolving credit facility.

On July 11, 2012, we completed the acquisition of a three-property data center portfolio, totaling approximately 761,000 square feet, located in the greater London area, referred to as the Sentrum Portfolio. The purchase price was £715.9 million (equivalent to approximately $1.1 billion based on the July 11, 2012 exchange rate of £1.00 to $1.55) (subject to adjustment in limited circumstances and to earn-out payments), a portion of which was used to repay at closing approximately £369.8 million of indebtedness (equivalent to approximately $573.2 million based on the July 11, 2012 exchange rate of £1.00 to $1.55). In addition, we incurred approximately $30.6 million of debt extinguishment costs associated with the repayment of the indebtedness. The purchase price was funded with proceeds from our parent company’s common stock offering in July 2012 along with borrowings under our global revolving credit facility.

Construction

As of June 30, 2012 and December 31, 2011, work in progress, including the proportionate land and property costs related to current construction projects, amounted to $415.0 million, or $569.9 million including construction accruals and certain capitalized costs, and $345.0 million, or $448.4 million including construction accruals and certain capitalized costs, respectively. Separately, our redevelopment program included the proportionate land and building costs related to other targeted projects in the amount of $71.5 million and $122.0 million as of June 30, 2012 and December 31, 2011, respectively. Work in progress related to non-redevelopment projects, primarily tenant and building improvements, amounted to $12.3 million and $10.2 million as of June 30, 2012 and December 31, 2011, respectively.

Future Uses of Cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of June 30, 2012, we had approximately 2.2 million square feet of redevelopment space and we also owned approximately 355,000 net rentable square feet of datacenter space with extensive installed tenant improvements that we may subdivide for Turn-Key FlexSM use during the next two years rather than lease to large single tenants. Turn-Key Flex(SM) space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key FlexSM space, we expect to incur significant tenant improvement costs to build out and redevelop these types of spaces. At June 30, 2012, approximately 1,829,000 square feet of space was under construction for Turn-Key FlexSM, Powered Base Building® and Build-to-Suit product, all of which are expected to be income producing on or after completion, in 11 U.S. domestic markets, one European market, two Australian markets and Singapore, consisting of approximately 1,034,000 square feet of development projects and 795,000 square feet of redevelopment projects. At June 30, 2012, we had commitments under construction contracts for approximately $223.6 million. We currently expect to incur approximately $400.0 million to $600.0 million of capital expenditures for our development and redevelopment programs during the six months ending December 31, 2012, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Historical Capital Expenditures

	Six Months Ended
	June 30, 2012	June 30, 2011
Development projects	$128,175	$45,173
Redevelopment projects	171,552	203,783
Other capital expenditures	70,671	26,750

Total capital expenditures (excluding indirect costs)	$370,398	$275,706

For the six months ended June 30, 2012, total capital expenditures increased $94.7 million to $370.4 million from the six months ended June 30, 2011. Our development capital expenditures for the six months ended June 30, 2012 were approximately $128.2 million, which reflects an increase of approximately 184% from the same period in 2011. This increase was primarily due to increased spending for ground-up build-to-suit projects. Our development capital expenditures are generally funded by our available cash and equity and debt capital. We also spent approximately $171.6 million in the six months ended June 30, 2012 on redevelopment projects, which reflects a decrease of approximately 16% compared to the same period in 2011. This decrease was primarily due to a general decrease in the level of redevelopment construction activity in our U.S. and international markets. Our redevelopment capital expenditures are generally funded by our available cash and equity and debt capital. Other capital expenditures include capitalized replacement and other projects relating to the existing operating portfolio and increased in the six months ended June 30, 2012 compared to the same period in 2011 primarily due to a general increase in the level of activity related to these projects.

Indirect costs, including capitalized interest, capitalized in the six months ended June 30, 2012 and June 30, 2011 were $24.4 million and $21.2 million, respectively. Capitalized interest comprised approximately $9.1 million and $8.9 million, respectively, of the total indirect costs capitalized for the six months ended June 30, 2012 and June 30, 2011. The increase in capitalized interest in the six months ended June 30, 2012 compared to the same period in 2011 was primarily due to an increase in the amount of capital expenditures in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Excluding capitalized interest, the increase in indirect costs in the six months ended June 30, 2012 compared to the same period in 2011 was primarily due to capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities. See “—Future Uses of Cash” for a discussion of the amount of capital expenditures we expect to incur during the six months ending December 31, 2012.

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

Distributions

All distributions on our units are at the discretion of our parent company’s board of directors. During the six months ended June 30, 2012, our operating partnership declared and paid the following distributions (in thousands):

Date distribution declared	Distribution payable date	Series C Preferred Units(1)(6)	Series D Preferred Units(2)	Series E Preferred Units(3)	Series F Preferred Units(4)		Common Units(5)
February 14, 2012	March 30, 2012	$1,402	$2,398	$5,031	$—		$81,917
April 23, 2012	June 29, 2012	—	2,394	5,031	2,888	(7)	83,982

		$1,402	$4,792	$10,062	$2,888		$165,899

(1)	$1.094 annual rate of distribution per unit.
(2)	$1.375 annual rate of distribution per unit.
(3)	$1.750 annual rate of distribution per unit.
(4)	$1.656 annual rate of distribution per unit.
(5)	$2.920 annual rate of distribution per unit.
(6)	Effective April 17, 2012, in connection with the conversion of the series C preferred stock by our parent company, all of the outstanding 4.375% series C cumulative convertible preferred units, or the series C preferred units, were converted into common units in accordance with the terms of the series C preferred units. Each series C preferred unit was converted into 0.5480 operating partnership common units.
(7)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2012.

Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the leases of the 192,000 square feet of space held for redevelopment. This revenue sharing agreement terminated in May 2012. We made payments of approximately $0.7 million and $0.8 million to the seller during the six months ended June 30, 2012 and 2011, respectively.

As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined. As of June 30, 2012, construction is not complete and none of the leases executed subsequent to purchase would cause an amount to become probable of payment and therefore no amount is accrued as of June 30, 2012. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $39.5 million based on the exchange rate as of June 30, 2012). The earnout contingency expires in November 2020.

One of the tenants at our Convergence Business Park property has an option to expand as part of their lease agreement, which expires in April 2017. As part of this option, development activities are not permitted on specifically identified expansion space within the property until April 2014. If the tenant elects to take this option, we can elect one of two options. The first option is to construct and develop an additional shell building on the expansion space. Concurrent with this obligation, the tenant would execute an amendment to the existing lease to reflect the expansion of the space and include the additional shell building. The second option is to sell the existing building and the expansion space to the tenant for a price of approximately $24.0 million and $225,000 per square acre, respectively, plus additional adjustments as provided in the lease.

As part of the acquisition of the noncontrolling interest in the entity that owns 800 Central Expressway from our joint venture partner, the partner could earn additional consideration if between May 4, 2012 and January 31, 2013, we enter into a qualifying lease for this property, as defined in the agreement. As of June 30, 2012 no leases were executed for this property that would cause an amount to become probable of payment and therefore, no amount is accrued as of June 30, 2012.

As of June 30, 2012, we were a party to interest rate swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans as well as the unsecured term loan. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt, as of June 30, 2012 (in millions):

Debt Summary:
Fixed rate	$2,419.1
Variable rate debt subject to interest rate swaps	341.7

Total fixed rate debt (including interest rate swaps)	2,760.8
Variable rate—unhedged	639.4

Total	$3,400.2

Percent of Total Debt:
Fixed rate (including swapped debt)	81.2%
Variable rate	18.8%

Total	100.0%

Effective Interest Rate as of June 30, 2012(1):
Fixed rate (including hedged variable rate debt)	5.30%
Variable rate	1.93%
Effective interest rate	4.67%

(1)	Excludes impact of deferred financing cost amortization.

As of June 30, 2012, we had approximately $3.4 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total enterprise value was approximately 27% (based on the closing price of Digital Realty Trust, Inc.’s common stock on June 30, 2012 of $75.07). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units and Class C Units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various one-month or three-month LIBOR, EURIBOR, GBP LIBOR, SOR, SIBOR, BBR and HIBOR rates, depending on the respective agreement governing the debt. Assuming maturity of the 2029 Debentures at its first redemption date in April 2014, as of June 30, 2012, our debt had a weighted average term to initial maturity of approximately 4.5 years (approximately 4.6 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of June 30, 2012, we were party to interest rate swap agreements related to $341.7 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

The following table shows cash flows and ending cash and cash equivalent balances for the six months ended June 30, 2012 and 2011, respectively (in thousands):

	Six Months Ended June 30,
	2012	2011	Change
Net cash provided by operating activities	$231,200	$189,723	$41,477
Net cash used in investing activities	(646,432)	(331,021)	(315,411)
Net cash provided by financing activities	422,378	157,479	264,899

Net (decrease) increase in cash and cash equivalents	$7,146	$16,181	$(9,035)

The increase in net cash provided by operating activities was due to increased cash flows from new leasing at our same store properties, completed and leased development and redevelopment space and our acquisition of new operating properties which was partially offset by increased operating and interest expenses. Net cash used in investing activities increased for the six months ended June 30, 2012, due to an increase in cash paid for acquisitions for the six months ended June 30, 2012 ($222.1 million) as compared to in the same period in 2011 ($17.5 million) along with an increase in cash paid for capital expenditures for the six months ended June 30, 2012 ($394.2 million) as compared to the same period in 2011 ($307.9 million).

Cash flows from financing activities for the company consisted of the following amounts (in thousands):

	Six Months Ended June 30,
	2012	2011	Change
Proceeds from borrowings, net of repayments	$449,599	$(114,254)	$563,853
Net proceeds from issuance of common and preferred stock, including exercise of stock options	240,901	179,319	61,582
Net proceeds from 2021 Notes	—	395,815	(395,815)
Principal payments on 2026 Debentures	—	(40,457)	40,457
Purchase of noncontrolling interests in consolidated joint venture	(12,384)	(53,240)	40,856
Dividend and distribution payments	(260,498)	(199,274)	(61,224)
Other	4,760	(10,430)	15,190

Net cash provided by financing activities	$422,378	$157,479	$264,899

The increase in net cash provided by financing activities was primarily due to net borrowings during the six months ended June 30, 2012 (net proceeds of $449.6 million) as compared to net repayments for the six months ended June 30, 2011 (net payments of $114.3 million) offset by the issuance of our 2021 Notes (net proceeds of $395.8 million) during the six months ended June 30, 2011. The increase in dividend and distribution payments for the six months ended June 30, 2012 as compared to the same period in 2011 was a due to an increase in the number of shares outstanding and dividend amount per share of common stock in 2012 as compared to 2011 and the payment of dividends on our series E and series F preferred stock during the six months ended June 30, 2012, whereas these series of preferred stock were not outstanding during the six months ended June 30, 2011.

Cash flows from financing activities for the operating partnership consisted of the following amounts (in thousands).

	Six Months Ended June 30,
	2012	2011	Change
Proceeds from borrowings, net of repayments	$449,599	$(114,254)	$563,853
General partner contributions, net	240,901	179,319	61,582
Net proceeds from 2021 Notes	—	395,815	(395,815)
Principal payments on 2026 Debentures	—	(40,457)	40,457
Purchase of noncontrolling interests in consolidated joint venture	(12,384)	(53,240)	40,856
Distribution payments	(260,498)	(199,274)	(61,224)
Other	4,760	(10,430)	15,190

Net cash provided by financing activities	$422,378	$157,479	$264,899

The increase in net cash provided by financing activities was primarily due to net borrowings during the six months ended June 30, 2012 (net proceeds of $444.4 million) as compared to net repayments for the six months ended June 30, 2011 (net payments of $114.3 million) offset by the issuance of the 2021 Notes (net proceeds of $395.8 million) during the six months ended June 30, 2011. The increase in distribution payments for the six months ended June 30, 2012 as compared to the same period in 2011 was due to an increase in the number of units outstanding and distribution amount per common unit in 2012 as compared to 2011 and the payment of distributions on our series E and series F preferred units during the six months ended June 30, 2012, whereas these series of preferred units were not outstanding during the six months ended June 30, 2011.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in our operating partnership that are not owned by Digital Realty Trust, Inc., which, as of June 30, 2012, amounted to 4.2% of our operating partnership common units. In conjunction with our formation, GI Partners received common units, in exchange for contributing ownership interests in properties to our operating partnership. Also, our operating partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income available to common stockholders	$42,021	$31,990	$81,232	$62,970
Adjustments:
Noncontrolling interests in operating partnership	1,661	1,582	3,247	3,234
Real estate related depreciation and amortization (1)	88,186	76,405	171,179	149,911
Real estate related depreciation and amortization related to investment in unconsolidated joint ventures	866	893	1,771	1,785
Gain on sale of assets	(2,325)	—	(2,325)	—

FFO available to common stockholders and unitholders (2)	$130,409	$110,870	$255,104	$217,900

Basic FFO per share and unit	$1.14	$1.10	$2.26	$2.21
Diluted FFO per share and unit (2)	$1.09	$1.02	$2.15	$2.03
Weighted average common stock and units outstanding
Basic	114,100	101,056	112,767	98,699
Diluted (2)	125,824	117,845	125,588	116,744

(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	89,000	76,848	172,995	150,766
Non-real estate depreciation	(814)	(443)	(1,816)	(855)

	$88,186	$76,405	$171,179	$149,911

(2)	At June 30, 2012, we had 6,964 series D convertible preferred shares outstanding that were convertible into 4,374 common shares on a weighted average basis for the three months ended June 30, 2012. For the three months ended June 30, 2012, we have excluded the effect of dilutive series E and series F preferred stock, that may be converted upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series E and series F preferred stock, which we consider highly improbable; if included, the dilutive effect for the three months ended June 30, 2012 would be 6,470 shares. In addition, we had a balance of $266,400 of 2029 Debentures that were exchangeable for 6,456 common shares on a weighted average basis for the three months ended June 30, 2012. See below for calculations of diluted FFO available to common stockholders and unitholders and weighted average common stock and units outstanding.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
FFO available to common stockholders and unitholders	$130,409	$110,870	$255,104	$217,900

Add: Series C convertible preferred dividends	—	1,441	1,402	3,273
Add: Series D convertible preferred dividends	2,394	3,272	4,792	7,962
Add: 5.50% exchangeable senior debentures interest expense	4,050	4,050	8,100	8,100

FFO available to common stockholders and unitholders—diluted	$136,853	$119,633	$269,398	$237,235

Weighted average common stock and units outstanding	114,100	101,056	112,767	98,699
Add: Effect of dilutive securities (excluding series C and D convertible preferred stock and 5.50% exchangeable senior debentures)	405	1,216	379	1,138
Add: Effect of dilutive series C convertible preferred stock	489	2,865	1,637	3,256
Add: Effect of dilutive series D convertible preferred stock	4,374	6,419	4,356	7,371
Add: Effect of dilutive 5.50% exchangeable senior debentures	6,456	6,289	6,449	6,280

Weighted average common stock and units outstanding—diluted	125,824	117,845	125,588	116,744

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Analysis of Debt between Fixed and Variable Rate.

We use interest rate swap and cap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of June 30, 2012, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$2,419.1	$2,709.2
Variable rate debt subject to interest rate swaps and caps	341.7	450.6

Total fixed rate debt (including interest rate swaps and caps)	2,760.8	3,159.8
Variable rate debt	639.4	639.4

Total outstanding debt	$3,400.2	$3,799.2

Interest rate swaps included in this table and their fair values as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of June 30, 2012		As of December 31, 2011		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of June 30, 2012	As of December 31, 2011
$67,265	(1)	$66,563	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013	$(2,100)	$(2,363)
12,910	(2)	13,319	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013	(458)	(583)
9,341	(2)	9,636	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013	(340)	(435)
8,220	(2)	8,480	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013	(360)	(432)
—		39,483	(2)	Swap	3.776	Dec. 5, 2006	Jan. 18, 2012 (3)	—	(41)
—		33,946	(2)	Swap	4.000	Dec. 20, 2006	Jan. 18, 2012 (3)	—	(38)
38,001	(2)	38,883	(2)	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014	(1,695)	(1,592)
206,000	(6)	—		Swap	0.932	Jun. 18, 2012	Apr. 18, 2017	(1,682)	—
—		16,163		Cap	4.000	June 24, 2009	June 25, 2012 (4)	—	—
—		20,500		Cap	4.000	Aug. 4, 2010	June 15, 2013 (5)	—	—

$341,737		$246,973						$(6,635)	$(5,484)

(1)	Translation to U.S. dollars is based on exchange rate of $1.57 to £1.00 as of June 30, 2012 and $1.55 to £1.00 as of December 31, 2011.
(2)	Translation to U.S. dollars is based on exchange rate of $1.27 to €1.00 as of June 30, 2012 and $1.30 to €1.00 as of December 31, 2011.
(3)	The swap agreements were terminated as the mortgage loans were paid in full at maturity in January 2012.
(4)	This cap agreement was terminated on April 27, 2012 as the mortgage loan was paid in full on April 26, 2012.
(5)	This cap agreement was terminated on May 9, 2012 as the loans were paid in full on May 4, 2012.
(6)	Represents the U.S. Dollar portion of the unsecured term loan.

Sensitivity to Changes in Interest Rates.

The following table shows the effect if assumed changes in interest rates occurred:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps and caps following an assumed 10% increase in interest rates	7	$0.8
Decrease in fair value of interest rate swaps and caps following an assumed 10% decrease in interest rates	(7)	(0.8)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped or capped interest following a 10% increase in interest rates	7	0.4
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped or capped interest following a 10% decrease in interest rates	(7)	(0.4)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(7)	6.4
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	7	(6.9)

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

Foreign Currency Exchange Risk

For the six months ended June 30, 2012 and 2011, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, Canada and Singapore as well as Australia and Hong Kong in the six months ended June 30, 2012, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British Pound, Euro, Swiss Franc, Australian Dollar, Singapore Dollar and the Hong Kong Dollar, except for our Canadian property for which the functional currency is the U.S. dollar. Our primary currency exposures are to the Euro, British Pound and the Singapore Dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended June 30, 2012 and 2011, operating revenues from properties outside the United States contributed $38.8 million and $27.5 million, respectively, which represented 12.8% and 10.3% of our operating revenues, respectively, and for the six months ended June 30, 2012 and 2011, operating revenues from properties outside the United States contributed $75.5 million and $53.2 million, respectively, which represented 12.9% and 10.3% of our operating revenues, respectively. Net investment in properties outside the United States was $1,075.2 million and $963.3 million as of June 30, 2012 and December 31, 2011, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

During the three months ended June 30, 2012, holders of 5,126,214 shares of Digital Realty Trust, Inc.’s series C cumulative convertible preferred stock exercised their right to convert such series C preferred shares into Digital Realty Trust, Inc.’s common stock and received 2,809,161 shares of Digital Realty Trust, Inc.’s common stock. In connection with this conversion, our operating partnership issued 2,809,161 common units to Digital Realty Trust, Inc. upon conversion of 5,126,214 series C cumulative convertible preferred units.

During the three months ended June 30, 2012, holders of 13,207 shares of Digital Realty Trust, Inc.’s series D cumulative convertible preferred stock exercised their right to convert such series D preferred shares into Digital Realty Trust, Inc.’s common stock and received 8,293 shares of Digital Realty Trust, Inc.’s common stock. In connection with this conversion, our operating partnership issued 8,293 common units to Digital Realty Trust, Inc. upon conversion of 13,207 series D cumulative convertible preferred units.

During the three months ended June 30, 2012, Digital Realty Trust, Inc. issued an aggregate of 24,017 shares of its common stock upon the exercise of stock options. Digital Realty Trust, Inc. contributed the proceeds of approximately $0.7 million to our operating partnership in exchange for an aggregate of 24,017 common units, as required by our operating partnership’s partnership agreement.

During the three months ended June 30, 2012, Digital Realty Trust, Inc. issued an aggregate of 2,464 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our operating partnership issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended June 30, 2012, in connection with these awards, our operating partnership issued an aggregate of 2,464 common units to Digital Realty Trust, Inc., as required by our operating partnership’s partnership agreement.

In connection with the issuance of 300,000 shares of Digital Realty Trust, Inc.’s series F cumulative redeemable preferred stock on April 18, 2012 pursuant to the exercise of a portion of the underwriters’ over-allotment option, the operating partnership issued to Digital Realty Trust, Inc. 300,000 series F cumulative redeemable preferred units in exchange for the contribution by Digital Realty Trust, Inc. to the operating partnership of the net proceeds from the sale of such shares.

For these issuances of common and preferred units to Digital Realty Trust, Inc., our operating partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE- listed company with over $6 billion in total consolidated assets and as our operating partnership’s majority owner and general partner as the basis for the exemption under Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

As of July 19, 2012, the members of the Audit Committee of our Board of Directors are Laurence A. Chapman (Chair), Kathleen Earley and Ruann F. Ernst, Ph.D.,; the members of the Compensation Committee of our Board of Directors are Robert H. Zerbst (Chair), Ms. Earley, Ms. Ernst and Dennis E. Singleton; and the members of the Nominating and Corporate Governance Committee of our Board of Directors are Ms. Earley (Chair), Mr. Chapman, Ms. Ernst and Mr. Zerbst.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

2.1*	Share Sale and Purchase Agreement, dated June 26, 2012, relating to Sentrum Holdings Limited between Glen Moar Properties Limited, Abry Partners VI, LP, Abry Advanced Securities Fund, LP, Abry Advanced Securities Fund II, LP, Abry Investment Partnership, LP, Abry Senior Equity Co-Investment Fund, III LP and Abry Senior Equity III, LP, as Sellers, Digital Stout Holding, LLC, as Purchaser, Sentrum Holdings Limited, Sentrum Construction Management Limited and Digital Realty Trust, L.P., as Guarantor.

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 7, 2012).

3.2	Fourth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 21, 2012).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 (File No. 000-54023) filed on June 25, 2010).

3.4	Tenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on April 10, 2012).

10.1†	Fourth Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan.

10.2†	Director Compensation Program.

10.3*	Term Loan Agreement, dated as of April 16, 2012, among Digital Realty Trust, L.P., Digital Realty Datafirm, LLC, Digital Luxembourg III S.à r.l., Digital Realty (Redhill) S.à r.l., Digital Realty (Blanchardstown) Limited, Digital Realty (Paris 2) SCI, and Digital Singapore Jurong East Pte. Ltd, as borrowers, and Digital Realty Trust, Inc., as guarantor, the banks, financial institutions and other institutional lenders listed therein, as the initial lenders, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book running managers, and Lloyds TSB Bank PLC, Royal Bank of Canada, Sumitomo Mitsui Banking Corporation, Suntrust Bank, U.S. Bank National Association, a national banking association, and Wells Fargo Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 7, 2012).

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101**	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2012 and 2011; (iii) Condensed Consolidated Statement of Equity/Statement of Capital for the six months ended June 30, 2012; (iv) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to Condensed Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

August 7, 2012	/S/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer (principal executive officer)

August 7, 2012	/S/ A. WILLIAM STEIN
A. William Stein Chief Financial Officer and Chief Investment Officer (principal financial officer)

August 7, 2012	/S/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

	By:	Digital Realty Trust, Inc. Its general partner

By:

August 7, 2012	/S/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer (principal executive officer)

August 7, 2012	/S/ A. WILLIAM STEIN
A. William Stein Chief Financial Officer and Chief Investment Officer (principal financial officer)

August 7, 2012	/S/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)

Exhibit Index

Exhibit Number	Description

2.1*	Share Sale and Purchase Agreement, dated June 26, 2012, relating to Sentrum Holdings Limited between Glen Moar Properties Limited, Abry Partners VI, LP, Abry Advanced Securities Fund, LP, Abry Advanced Securities Fund II, LP, Abry Investment Partnership, LP, Abry Senior Equity Co-Investment Fund, III LP and Abry Senior Equity III, LP, as Sellers, Digital Stout Holding, LLC, as Purchaser, Sentrum Holdings Limited, Sentrum Construction Management Limited and Digital Realty Trust, L.P., as Guarantor.

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 7, 2012).

3.2	Fourth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 21, 2012).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 (File No. 000-54023) filed on June 25, 2010).

3.4	Tenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on April 10, 2012).

10.1†	Fourth Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan.

10.2†	Director Compensation Program.

10.3*	Term Loan Agreement, dated as of April 16, 2012, among Digital Realty Trust, L.P., Digital Realty Datafirm, LLC, Digital Luxembourg III S.à r.l., Digital Realty (Redhill) S.à r.l., Digital Realty (Blanchardstown) Limited, Digital Realty (Paris 2) SCI, and Digital Singapore Jurong East Pte. Ltd, as borrowers, and Digital Realty Trust, Inc., as guarantor, the banks, financial institutions and other institutional lenders listed therein, as the initial lenders, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book running managers, and Lloyds TSB Bank PLC, Royal Bank of Canada, Sumitomo Mitsui Banking Corporation, Suntrust Bank, U.S. Bank National Association, a national banking association, and Wells Fargo Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 7, 2012).

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101**	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2012 and 2011; (iii) Condensed Consolidated Statement of Equity/Statement of Capital for the six months ended June 30, 2012; (iv) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to Condensed Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.