Form 10-Q/A
period 2012-06-30
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2012-12-21
CIK 1297996, 1494877

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 7, 2012 (the “Form 10-Q”), is to refile Exhibit 2.1 to the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

2.1*	Share Sale and Purchase Agreement, dated June 26, 2012, relating to Sentrum Holdings Limited between Glen Moar Properties Limited, Abry Partners VI, LP, Abry Advanced Securities Fund, LP, Abry Advanced Securities Fund II, LP, Abry Investment Partnership, LP, Abry Senior Equity Co-Investment Fund, III LP and Abry Senior Equity III, LP, as Sellers, Digital Stout Holding, LLC, as Purchaser, Sentrum Holdings Limited, Sentrum Construction Management Limited and Digital Realty Trust, L.P., as Guarantor.

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 7, 2012).

3.2	Fourth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 21, 2012).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 (File No. 000-54023) filed on June 25, 2010).

3.4	Tenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on April 10, 2012).

10.1†	Fourth Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan.(1)

10.2†	Director Compensation Program.(1)

10.3*	Term Loan Agreement, dated as of April 16, 2012, among Digital Realty Trust, L.P., Digital Realty Datafirm, LLC, Digital Luxembourg III S.à r.l., Digital Realty (Redhill) S.à r.l., Digital Realty (Blanchardstown) Limited, Digital Realty (Paris 2) SCI, and Digital Singapore Jurong East Pte. Ltd, as borrowers, and Digital Realty Trust, Inc., as guarantor, the banks, financial institutions and other institutional lenders listed therein, as the initial lenders, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book running managers, and Lloyds TSB Bank PLC, Royal Bank of Canada, Sumitomo Mitsui Banking Corporation, Suntrust Bank, U.S. Bank National Association, a national banking association, and Wells Fargo Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 7, 2012).

12.1	Statement of Computation of Ratios.(1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101**	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2012 and 2011; (iii) Condensed Consolidated Statement of Equity/Statement of Capital for the six months ended June 30, 2012; (iv) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to Condensed Consolidated Financial Statements.(1)

†	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
(1)	Previously filed or furnished with the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P., filed on August 7, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

December 21, 2012	/S/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer (principal executive officer)

December 21, 2012	/S/ A. WILLIAM STEIN
A. William Stein Chief Financial Officer and Chief Investment Officer (principal financial officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

	By:	Digital Realty Trust, Inc. Its general partner

By:

December 21, 2012	/S/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer (principal executive officer)

December 21, 2012	/S/ A. WILLIAM STEIN
A. William Stein Chief Financial Officer and Chief Investment Officer (principal financial officer)

Exhibit Index

Exhibit Number	Description

2.1*	Share Sale and Purchase Agreement, dated June 26, 2012, relating to Sentrum Holdings Limited between Glen Moar Properties Limited, Abry Partners VI, LP, Abry Advanced Securities Fund, LP, Abry Advanced Securities Fund II, LP, Abry Investment Partnership, LP, Abry Senior Equity Co-Investment Fund, III LP and Abry Senior Equity III, LP, as Sellers, Digital Stout Holding, LLC, as Purchaser, Sentrum Holdings Limited, Sentrum Construction Management Limited and Digital Realty Trust, L.P., as Guarantor.

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 7, 2012).

3.2	Fourth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 21, 2012).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 (File No. 000-54023) filed on June 25, 2010).

3.4	Tenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on April 10, 2012).

10.1†	Fourth Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan.(1)

10.2†	Director Compensation Program.(1)

10.3*	Term Loan Agreement, dated as of April 16, 2012, among Digital Realty Trust, L.P., Digital Realty Datafirm, LLC, Digital Luxembourg III S.à r.l., Digital Realty (Redhill) S.à r.l., Digital Realty (Blanchardstown) Limited, Digital Realty (Paris 2) SCI, and Digital Singapore Jurong East Pte. Ltd, as borrowers, and Digital Realty Trust, Inc., as guarantor, the banks, financial institutions and other institutional lenders listed therein, as the initial lenders, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book running managers, and Lloyds TSB Bank PLC, Royal Bank of Canada, Sumitomo Mitsui Banking Corporation, Suntrust Bank, U.S. Bank National Association, a national banking association, and Wells Fargo Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 7, 2012).

12.1	Statement of Computation of Ratios.(1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101**	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2012 and 2011; (iii) Condensed Consolidated Statement of Equity/Statement of Capital for the six months ended June 30, 2012; (iv) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to Condensed Consolidated Financial Statements.(1)

†	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
(1)	Previously filed or furnished with the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P., filed on August 7, 2012.

5