Form 10-K
period 2012-12-31
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2013-02-28
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                     to                     .

Commission file number	001-32336 (Digital Realty Trust, Inc.)
000-54023 (Digital Realty Trust, L.P.)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Digital Realty Trust, Inc.) Maryland (Digital Realty Trust, L.P.)	26-0081711 20-2402955
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
Four Embarcadero Center, Suite 3200 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

(415) 738-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Name of each exchange on which registered
Digital Realty Trust, Inc.	Common stock, $0.01 par value per share	New York Stock Exchange
	Series E cumulative redeemable preferred stock, $0.01 par value per share	New York Stock Exchange
	Series F cumulative redeemable preferred stock, $0.01 par value per share	New York Stock Exchange
Digital Realty Trust, L.P.	None	None

Securities registered pursuant to Section 12(g) of the Act:

Digital Realty Trust, Inc.	None
Digital Realty Trust, L.P.	Common Units of Partnership Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Digital Realty Trust, Inc.	Yes ☒ No ☐
Digital Realty Trust, L.P.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒

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

The aggregate market value of the common equity held by non-affiliates of Digital Realty Trust, Inc. as of June 30, 2012 totaled approximately $8.3 billion based on the closing price for Digital Realty Trust, Inc.’s common stock on that day as reported by the New York Stock Exchange. Such value excludes common stock held by executive officers, directors and 10% or greater stockholders as of June 30, 2012. The identification of 10% or greater stockholders as of June 30, 2012 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2012. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

There is no public trading market for the common units of Digital Realty Trust, L.P. As a result, the aggregate market value of the common units held by non-affiliates of Digital Realty Trust, L.P. cannot be determined.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at February 19, 2013
Common Stock, $.01 par value per share	125,226,031

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of Digital Realty Trust, Inc.’s Proxy Statement for its 2013 Annual Meeting of Stockholders which the registrants anticipate will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2012 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of December 31, 2012, Digital Realty Trust, Inc. owned an approximate 97.8% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 2.2% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of Digital Realty Trust, Inc. As of December 31, 2012, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

There are a few differences between our company and our operating partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between our company and our operating partnership in the context of how we operate as an interrelated consolidated company. Digital Realty Trust, Inc. is a REIT, whose only material asset is its ownership of partnership interests of Digital Realty Trust, L.P. As a result, Digital Realty Trust, Inc. does not conduct business itself, other than acting as the sole general partner of Digital Realty Trust, L.P., issuing public equity from time to time and guaranteeing certain unsecured debt of Digital Realty Trust, L.P. and certain of its subsidiaries. Digital Realty Trust, Inc. itself does not issue any indebtedness but guarantees the unsecured debt of Digital Realty Trust, L.P. and certain of its subsidiaries, as disclosed in this report. Digital Realty Trust, L.P. holds substantially all the assets of the company and holds the ownership interests in the company’s joint ventures. Digital Realty Trust, L.P. conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Digital Realty Trust, Inc., which are generally contributed to Digital Realty Trust, L.P. in exchange for partnership units, Digital Realty Trust, L.P. generates the capital required by the company’s business through Digital Realty Trust, L.P.’s operations, by Digital Realty Trust, L.P.’s direct or indirect incurrence of indebtedness or through the issuance of partnership units.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

PART I

ITEM 1.	BUSINESS

General

We own, acquire, develop and manage technology-related real estate. We target high-quality, strategically located properties containing applications and operations critical to the day-to-day operations of technology industry tenants and corporate enterprise datacenter users, including the information technology, or IT, departments of Fortune 100 and financial services companies. Our tenant base is diversified within the technology industry and reflects a broad spectrum of regional, national and international tenants that are leaders in their respective areas. Digital Realty Trust, L.P., a Maryland limited partnership, is the entity through which Digital Realty Trust, Inc., a Maryland corporation, conducts its business and owns its assets. Digital Realty Trust, Inc. operates as a REIT for federal income tax purposes.

At December 31, 2012, we owned 117 properties, excluding three properties held as investments in unconsolidated joint ventures, of which 92 are located throughout North America, 21 are located in Europe, three are located in Australia and one is located in Asia. Our portfolio is diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the United States, Amsterdam, Dublin, London and Paris markets in Europe and Singapore, Sydney and Melbourne markets in the Asia Pacific region. Our properties contain a total of approximately 21.9 million net rentable square feet, including approximately 2.4 million square feet of space held for development. A significant component of our current and future internal growth is anticipated through the development of our existing space held for development and through acquisitions of new properties. As of December 31, 2012, our portfolio, excluding space held for development, was approximately 94.4% leased. The types of properties within our focus include:

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

Digital Realty Trust, Inc. was incorporated in the state of Maryland on March 9, 2004. Digital Realty Trust, L.P. was organized in the state of Maryland on July 21, 2004. Our principal executive offices are located at Four Embarcadero Center, Suite 3200, San Francisco, California 94111. Our telephone number at that location is (415) 738-6500. Our website is located at www.digitalrealty.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this annual report or any other report or document we file with or furnish to the U.S. Securities and Exchange Commission, or the SEC.

Recent Developments

On November 1, 2012, we completed the acquisition of a 271,000 square foot development property located on 34.31 acres of land in Totowa, New Jersey for a purchase price of approximately $16.8 million. The acquisition was financed with borrowings under our global revolving credit facility.

On December 19, 2012, we completed the acquisition of an approximately 52,000 square foot data center in the Sydney market area for a purchase price of A$11.8 million (equivalent to $12.3 million based on the December 19, 2012 exchange rate of A$1.00 to $1.05). The acquisition was financed with borrowings under our global revolving credit facility.

On December 27, 2012, we completed the acquisition of three data centers that total approximately 186,000 square feet in the Paris market area for a purchase price of €60 million (equivalent to $79.4 million based on the December 27, 2012 exchange rate of €1.00 to $1.32). The acquisition was financed with borrowings under our global revolving credit facility.

On January 18, 2013, Digital Stout Holding, LLC, a wholly-owned subsidiary of Digital Realty Trust, L.P, issued £400.0 million (or approximately $634.8 million based on the January 18, 2013 exchange rate of £1.00 to $1.59) aggregate principal amount of its 4.250% Guaranteed Notes due 2025, or the 2025 notes. The 2025 notes are senior unsecured obligations of Digital Stout Holding, LLC and are fully and unconditionally guaranteed by us and Digital Realty Trust, L.P. Interest on the 2025 notes is payable semiannually in arrears at a rate of 4.250% per annum. We intend to use the net proceeds from the offering of the 2025 notes to temporarily repay borrowings under our global revolving credit facility, to acquire additional properties, to fund development opportunities, for general working capital purposes or a combination of the foregoing.

On January 28, 2013, we completed the acquisition of two properties for an aggregate purchase price of $32.5 million. One property is a 61,750 square foot datacenter and is located in the Dallas metropolitan area. The other property consists of three buildings totaling approximately 245,000 square feet and is located in the Phoenix metropolitan area. Two of the buildings are non-technical single tenant sale-leasebacks and the third building will be developed. The acquisitions were financed with borrowings under our global revolving credit facility.

On February 12, 2013, we declared the following dividends per share. The operating partnership will make an equivalent distribution per unit.

Share Class	Series D Preferred Stock and Unit	Series E Preferred Stock and Unit	Series F Preferred Stock and Unit	Common stock and common unit
Dividend and distribution amount	$0.343750	$0.437500	$0.414063	$0.780000
Dividend and distribution payable date	March 29, 2013	March 29, 2013	March 29, 2013	March 29, 2013
Dividend and distribution payable to holders of record on	March 15, 2013	March 15, 2013	March 15, 2013	March 15, 2013
Annual equivalent rate of dividend and distribution	$1.375	$1.750	$1.65625	$3.120

Effective February 26, 2013, Digital Realty Trust, Inc. converted all outstanding shares of its series D preferred stock into shares of its common stock in accordance with the terms of the series D preferred stock. Each share of series D preferred stock was converted into 0.6360 shares of common stock of Digital Realty Trust, Inc.

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

•

Presence in Key Markets. Our portfolio is located in 32 metropolitan areas, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the United States, the Amsterdam, Dublin, London and Paris markets in Europe and the Singapore, Sydney and Melbourne markets in the Asia Pacific region, and is diversified so that no one market represented more than 12.1% of the aggregate annualized rent of our portfolio as of December 31, 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Revenue Base.”

•

Proven Experience Executing New Leases. We have considerable experience in identifying and leasing to new tenants. The combination of our specialized data center leasing team and customer referrals continues to provide a robust pipeline of new tenants. During the year ended December 31, 2012, we commenced new leases totaling approximately 1.0 million square feet, which represent approximately $134.9 million in annualized GAAP rent. These leases were comprised of Powered Base Buildings®, Turn-Key FlexSM, Custom Solutions (formerly referred to as Build-to-Suit) and ancillary office and other uses.

•

Demonstrated Acquisition Capability. As of December 31, 2012, our portfolio consisted of 117 technology-related real estate properties, excluding three properties held as investments in unconsolidated joint ventures and developable land, for an aggregate of 21.9 million net rentable square feet, including approximately 2.4 million square feet of space held for development. We have developed detailed, standardized procedures for evaluating acquisitions, including income producing assets and vacant properties suitable for development, to ensure that they meet our financial, technical and other criteria. These procedures and our in-depth knowledge of the technology and data center industries allow us to identify strategically located properties and evaluate investment opportunities efficiently and, as appropriate, commit and close quickly. Our broad network of contacts within a highly fragmented universe of sellers and brokers of technology-related real estate enables us to capitalize on acquisition opportunities. As a result, we acquired a substantial portion of our properties before they were broadly marketed by real estate brokers.

•

Flexible Datacenter Solutions. We provide flexible, customer oriented solutions designed to meet the needs of technology and corporate data center users, including Turn-Key FlexSM, Powered Base Building® and Custom Solutions options. Our Turn-Key FlexSM datacenters are move-in ready, physically secure facilities with the power and cooling capabilities to support mission-critical IT enterprise applications. We believe our Turn-Key FlexSM facilities are effective solutions for tenants that lack the expertise, capital budget or desire to provide their own extensive data center infrastructure, management and security. For tenants that possess the ability to build and operate their own facility, our Powered Base Building® solution provides the physical location, required power and network access necessary to support a state-of-the-art data center. Our in-house engineering and design and construction professionals can also provide tenants with our Custom Solutions product to meet their unique specifications. Our Critical Facilities Management® services and team of technical engineers and data center operations experts provide 24/7 support for these mission-critical facilities.

•

Differentiating Development Advantages. Our extensive development activity, operating scale and process-based approach to data center design, construction and operations result in significant cost savings and added value for our tenants. We have leveraged our purchasing power by securing global purchasing agreements and developing relationships with major equipment manufacturers, reducing costs and shortening delivery timeframes on key components, including major mechanical and electrical equipment. Utilizing our innovative modular data center design referred to as POD Architecture®, we deliver what we believe to be a technically superior data center environment at significant cost savings. In addition, by utilizing our POD Architecture® to develop new Turn-Key FlexSM facilities in our existing Powered Base Building® facilities, on average we are able to deliver a fully commissioned facility in just under 30 weeks. Finally, our access to capital allows us to provide data center solutions for tenants that do not want to invest their own capital.

•

Diverse Tenant Base Across a Variety of Industry Sectors. We use our in-depth knowledge of the requirements and trends for Internet and data communications and corporate data center users to market our properties to domestic and international tenants with specific technology needs. At December 31, 2012, we had 595 tenants across a variety of industry sectors, ranging from information technology and Internet enterprises to financial services, energy and manufacturing companies. Our largest tenant, comprised of subsidiaries of CenturyLink, Inc., accounted for approximately 9.1% of the aggregate annualized rent of our portfolio as of December 31, 2012 and no other single tenant accounted for more than approximately 4% of the aggregate annualized rent of our portfolio.

•

Experienced and Committed Management Team and Organization. Our senior management team has an average of over 30 years of experience in the technology or real estate industries, including experience as investors in, advisors to and founders of technology companies. We believe that our senior management team’s extensive knowledge of both the real estate and the technology industries provides us with a key competitive advantage. At December 31, 2012, our senior management team and directors collectively owned common equity interests in our company of approximately 0.5%, which aligns their interests with those of our stockholders.

Business and Growth Strategies

Our primary business objectives are to maximize sustainable long-term growth in earnings and funds from operations per share and unit and to maximize cash flow and returns to our stockholders and our operating partnership’s unitholders, including through the payment of distributions. Our business strategies to achieve these objectives are:

•

Achieve Superior Returns on Development Inventory. At December 31, 2012, we had approximately 2.4 million square feet of space held for development. At December 31, 2012, approximately 1,372,000 square feet was under construction for Turn-Key FlexSM, Powered Base Building® and Custom Solutions products, all of which are expected to be income producing when complete in 10 U.S. markets, one European market and one Australian market, consisting of approximately 413,000 square feet of space under development projects and approximately 959,000 square feet of land under development projects. We will continue to build-out our development portfolio when justified by anticipated returns.

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

•

Access and Use Capital Efficiently. We believe we can increase stockholder returns by effectively accessing and deploying capital. Since Digital Realty Trust, Inc.’s initial public offering in 2004, our company has raised approximately $11.2 billion of capital through common, preferred and convertible preferred equity offerings, exchangeable debt offerings, non-exchangeable bond offerings, our global revolving credit facility, our term loan facility, the Amended and Restated Note Purchase and Private Shelf Agreement dated November 3, 2011, which we refer to as our Prudential shelf facility, among Prudential Investment Management, Inc., us, certain of our subsidiaries and the purchasers set forth therein, secured mortgage financings and refinancings and sales of non-core assets. We will endeavor to maintain financial flexibility while using our liquidity and access to capital to support operations, including our acquisition, leasing and development programs, which are important sources of our growth.

•

Maximize the Cash Flow of Our Properties. We aggressively manage and lease our assets to increase their cash flow. We often acquire properties with substantial in-place cash flow and some vacancy, which enables us to create upside through lease-up. Moreover, many of our properties contain extensive in-place infrastructure or buildout that may result in higher rents when leased to tenants seeking these improvements. We control our costs by negotiating expense pass-through provisions in tenant leases for operating expenses, including power costs and certain capital expenditures. Leases covering approximately 72% of the leased net rentable square feet in our portfolio as of December 31, 2012 required tenants to pay all or a portion of increases in operating expenses, including real estate taxes, insurance, common area charges and other expenses.

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

Competition

We compete with numerous developers, owners and operators of real estate and datacenters, many of which own properties similar to ours in the same markets in which our properties are located, including DuPont Fabros Technology, Inc., CoreSite Realty Corporation, CyrusOne Inc. and various local developers in the U.S., and Global Switch and various regional operators in Europe, Asia and Australia. If our competitors offer space that our tenants or potential tenants perceive to be superior to ours based on numerous factors, including available power, security considerations, location, or connectivity, or if they offer rental rates below current market rates, or below the rental rates we are offering, we may lose tenants or potential tenants or be required to incur costs to improve our properties or reduce our rental rates. In addition, recently many of our competitors have developed additional datacenter space. If the supply of datacenter space continues to increase as a result of these activities or otherwise, rental rates may be reduced or we may face delays in leasing or be unable to lease our vacant space, including space that we develop. Finally, if tenants or potential tenants desire services that we do not offer, we may not be able to lease our space to those tenants. Our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.

Geographic Information

Operating revenues from properties in the United States were $1,050.2 million, $946.0 million and $771.7 million and outside the United States were $228.9 million, $116.7 million and $93.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. We had long-lived assets located in the United States of $5,009.6 million, $4,255.2 million and $3,806.3 million and outside the United States of $2,526.9 million, $963.3 million and $760.5 million as of December 31, 2012, 2011 and 2010, respectively.

Operating revenues from properties located in England were $117.2 million $43.6 million and $38.6 million, or 9.2%, 4.1% and 4.5% of total operating revenues for the years ended December 31, 2012, 2011 and 2010, respectively. No foreign country comprised more than 10% of total operating revenues. We had long-lived assets located in England of $1,679.5 million, $356.0 million and $288.2 million, or 22.3%, 6.8% and 6.3% of total long-lived assets as of December 31, 2012, 2011 and 2010, respectively, no other foreign country comprised more than 10% of total long-lived assets as of December 31, 2012, 2011 and 2010, respectively. See “Risk Factors —Ownership of properties located outside of the United States subjects us to foreign currency and related risks which may adversely impact our ability to make distributions”, “—Our international activities are subject to special risks different than those faced by us in the United States and we may not be able to effectively manage our international business” and “—We face risks with our international acquisitions associated with investing in unfamiliar markets” for risks relating to our foreign operations.

Regulation

General

Office properties in our markets are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties as of December 31, 2012 has the necessary permits and approvals to operate its business.

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

The environmental laws and regulations—including those directly regulating our climate change impacts and those which regulate the climate change impacts of companies with which we do business, such as utilities which provide our facilities with electricity—to which our properties are subject may change in the future, and new laws and regulations may be created. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations—Climate change legislation.” We do not know if or how the requirements will change, but changes may require that we make significant unanticipated expenditures, and such expenditures may materially adversely impact our financial condition, cash flow, results, cash available for distributions, common stock’s per share trading price, our competitive position and ability to satisfy our debt service obligations.

Insurance

We currently carry comprehensive liability, property, business interruption, including loss of rental income, and other insurance policies to cover insurable risks to our company. We select policy specifications, insured limits and deductibles which we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and standard industry practices. Our insurance policies contain industry standard exclusions and we do not carry insurance for generally uninsurable perils such as loss from war or nuclear reaction. We carry limited earthquake insurance on our properties in an amount and with deductibles which we believe are commercially reasonable. Certain of the properties in our portfolio are located in areas known to be seismically active. See “Risk Factors—Risks Related to Our Business and Operations—Potential losses may not be covered by insurance.”

Employees

As of December 31, 2012, we had 702 employees. None of these employees are represented by a labor union.

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

Offices

Our headquarters are located in San Francisco. We have domestic offices in Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia and Phoenix and international offices in Dublin, London, Paris, Singapore and Sydney.

Reports to Security Holders

Digital Realty Trust, Inc. is required to send an annual report to its securityholders and to our operating partnership’s unitholders.

ITEM 1A.	RISK FACTORS

For purposes of this section, the term “stockholders” means the holders of shares of Digital Realty Trust, Inc.’s common stock and preferred stock. Set forth below are the risks that we believe are material to Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders. You should carefully consider the following factors in evaluating our company, our properties and our business. The occurrence of any of the following risks might cause Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders to lose all or a part of their investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” starting on page 33.

Risks Related to Our Business and Operations

Global economic conditions could adversely affect our liquidity and financial condition.

In the United States and globally, market and economic conditions have been unprecedented over the past few years and challenging with tighter credit conditions and slower economic growth in all markets in which we own properties and conduct our operations. The U.S. and global economies have experienced a recession and face continued concerns about the systemic impact of adverse economic conditions, such as high energy costs, geopolitical issues, the availability and cost of credit, unstable global financial and mortgage markets, high corporate, consumer and governmental debt levels, ongoing sovereign debt and economic issues in European countries, concerns regarding the U.S. budget deficit, debt ceiling, spending cuts and the possibility of further downgrades to the U.S. government’s credit rating, high unemployment and declining residential and commercial real estate markets.

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

In addition, our access to funds under our global revolving credit facility and other lines of credit depend on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. We cannot assure you that long-term disruptions in the global economy and tighter credit conditions among, and potential failures or nationalizations of, third party financial institutions as a result of such disruptions will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitments to us, our business, results of operation, cash flows and financial condition could be adversely affected.

If we do not have sufficient cash flow to continue operating our business and are unable to borrow additional funds, access our existing lines of credit or raise equity or debt capital, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, curtailing development activity, disposing of one or more of our properties possibly on disadvantageous terms or entering into or renewing leases on less favorable terms than we otherwise would.

Our properties depend upon the demand for technology-related real estate.

Our portfolio of properties consists primarily of technology-related real estate and datacenter real estate in particular. A decrease in the demand for datacenter space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. Our substantial development activities make us particularly susceptible to general economic slowdowns, including recessions, as well as adverse developments in the corporate datacenter, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for datacenter space. Reduced demand could also result from business relocations, including to markets that we do not currently serve. Changes in industry practice or in technology, such as virtualization technology, more efficient or miniaturization of computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical datacenter space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy.

We may be unable to lease vacant or development space or renew leases, or re-lease space as leases expire.

At December 31, 2012, we owned approximately 2.4 million square feet of space held for development. At December 31, 2012, approximately 1.4 million square feet was under construction for Turn-Key FlexSM, Powered Base Building® and Custom Solutions products. We intend to continue to add new space to our development inventory and to continue to develop additional space from this inventory. A substantial portion of the space that we develop is, and will continue to be, developed on a speculative basis, meaning that we do not have a signed lease for the space when we begin the development process. We also develop space specifically for tenants pursuant to leases signed prior to beginning the development process. In those cases, if we fail to meet our development obligations under those leases, these tenants may be able to terminate the leases and we would be required to find a new tenant for this space. In addition, in certain circumstances we lease data center facilities prior to their completion. If we fail to complete the facilities in a timely manner, the tenant may be entitled to terminate its lease, seek damages or penalties against us or pursue other remedies and we may be required to find a new tenant for the space. We cannot assure you that once we have developed space or land we will be able to successfully lease it at all, or at rates we consider favorable or expected at the time we commenced development. If we are not able to successfully lease the space that we develop, if development costs are higher than we currently estimate, or if lease rates are lower than expected when we began the project or are otherwise undesirable, our revenue and operating results could be adversely affected.

In addition, as of December 31, 2012, leases representing 11.2% of the square footage of the properties in our portfolio, excluding space held for development, were scheduled to expire through 2014, and an additional 5.6% of the net rentable square footage, excluding space held for development, was available to be leased. Some of this space may require substantial capital investment to meet the power and cooling requirements of today’s advanced data centers, or may no longer be suitable for this use. In addition, we cannot assure you that leases will be renewed or that our properties will be re-leased at all, or at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases, we do not re-lease our available space, including newly developed space and space for which leases are scheduled to expire, or it takes longer for us to lease or re-lease this space or for rents to commence on this space, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

Our growth depends on external sources of capital which are outside of our control.

In order for Digital Realty Trust, Inc. to maintain its qualification as a REIT, it is required under the Internal Revenue Code of 1986, as amended, which we refer to as the Code, to annually distribute at least 90% of its net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, Digital Realty Trust, Inc. will be subject to income tax at regular corporate rates to the extent that it distributes less than 100% of its net taxable income, including any net capital gains. Digital Realty Trust, L.P. is required to make distributions to Digital Realty Trust, Inc. that will enable the latter to satisfy this distribution requirement and avoid income and excise tax liability. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition or development financing, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs.

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

We review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in rental rates, a significant adverse change in the extent or manner the property is being used, a significant adverse change in the expected use based on the underwriting at the time of acquisition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development, or a history of operating or cash flow losses. When such impairment indicators exist, we review an estimate of future undiscounted net cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition compared to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our future undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis. Impairment charges could adversely affect our financial condition, results of operations and cash available for distribution.

We depend on significant tenants, and many of our properties are single-tenant properties or are currently occupied by single tenants.

As of December 31, 2012, the 20 largest tenants in our property portfolio represented approximately 47% of the total annualized rent generated by our properties. Our largest tenants by annualized rent are subsidiaries of

CenturyLink, Inc. (Savvis/Qwest), SoftLayer Technologies, Inc. and telx Group, Inc. In 2011, CenturyLink, Inc. acquired Savvis Communications Corporation, or Savvis, and Qwest Communications International, Inc., or Qwest, which are our direct tenants. Savvis and Qwest are now wholly-owned subsidiaries of CenturyLink, Inc. CenturyLink, Inc. (Savvis/Qwest) leased approximately 2.8 million square feet of net rentable space as of December 31, 2012, representing approximately 9.1% of the total annualized rent generated by our properties. SoftLayer Technologies, Inc. leased approximately 373,000 square feet of net rentable space as of December 31, 2012, representing approximately 4.0% of the total annualized rent generated by our properties. telx Group, Inc. leased approximately 289,000 square feet of net rentable space as of December 31, 2012, representing approximately 3.9% of the total annualized rent generated by our properties. In addition, 43 of our 117 properties are occupied by single tenants, including properties occupied solely by CenturyLink, Inc. (Savvis/Qwest) and SoftLayer Technologies, Inc. Many factors, including global economic conditions, may cause our tenants to experience a downturn in their businesses or otherwise experience a lack of liquidity, which may weaken their financial condition and result in their failure to make timely rental payments or their default under their leases. If any tenant defaults or fails to make timely rent payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

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

If any tenant becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. As of December 31, 2012, we had no material tenants in bankruptcy.

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

Our portfolio is located in 32 metropolitan areas. Many of these markets experienced downturns in recent years and are currently experiencing downturns as a result of the global economic crisis or other factors. We depend upon the local economic conditions in these markets, including local real estate conditions, and our operations, revenue and cash available for distribution could be materially adversely affected by local economic conditions in these markets. Our operations may also be affected if too many competing properties are built in any of these markets or supply otherwise increases or exceeds demand. We cannot assure you that these markets will grow or will remain favorable to technology-related real estate.

As of December 31, 2012, our portfolio was geographically concentrated in the following metropolitan markets.

Metropolitan Market	Percentage of December 31, 2012 total annualized rent(1)
London, England	12.1%
Silicon Valley	10.7%
Dallas	10.7%
Northern Virginia	9.4%
New York Metro	8.7%
San Francisco	7.7%
Chicago	7.6%
Phoenix	6.8%
Boston	4.5%
Los Angeles	4.1%
Paris, France	2.7%
Dublin, Ireland	2.0%
Other	13.0%

100.0%

(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2012, multiplied by 12. The aggregate amount of abatements for the year ended December 31, 2012 was approximately $19.0 million. Total annualized rent excludes annualized rent from unconsolidated joint ventures.

In addition, we are currently developing properties in certain of these markets. Any negative changes in real estate, technology or economic conditions in these markets in particular could negatively impact our performance.

Our growth depends upon the successful development of our existing space and land held for development and new properties acquired for development and any delays or unexpected costs in such development may delay and harm our growth prospects, future operating results and financial condition.

At December 31, 2012, we had approximately 2.4 million square feet of space held for development, including four vacant properties. We are and intend to continue building out a large portion of this space on a speculative basis at significant cost. Our successful development of these projects is subject to many risks, including those associated with:

•	delays in construction;

•	budget overruns;

•	changes to the plans or specifications;

•	construction site accidents and other casualties;

•	increased prices for raw materials or building supplies;

•	lack of availability and/or increased costs for specialized data center components, including long lead time items such as generators;

•	financing availability, including our ability to obtain construction financing and permanent financing;

•	increases in interest rates or credit spreads;

•	labor availability and costs;

•	labor disputes and work stoppages with contractors, subcontractors or others that are constructing the project;

•	failure of contractors to perform on a timely basis or at all, or other misconduct on the part of contractors;

•	timing of the commencement of rental payments;

•	access to sufficient power and related costs of providing such power to our tenants;

•	environmental issues;

•	fire, flooding, earthquakes and other natural disasters;

•	geological, construction, excavation and equipment problems; and

•	delays or denials of entitlements or permits, including zoning and related permits, or other delays resulting from our dependence on the cooperation of public agencies and utility companies.

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

Development activities, regardless of whether they are ultimately successful, also typically require a substantial portion of our management’s time and attention. This may distract our management from focusing on other operational activities of our business. If we are unable to complete development projects successfully, our business may be adversely affected.

We may be unable to identify and complete acquisitions on favorable terms or at all.

We continually evaluate the market of available properties and businesses and may acquire additional technology-related real estate when opportunities exist. Our ability to acquire properties or businesses on favorable terms may be exposed to the following significant risks:

•

we may be unable to acquire a desired property or business because of competition from other real estate investors with significant capital, including both publicly traded REITs and institutional investment funds;

•	even if we are able to acquire a desired property or business, competition from other potential acquirors may significantly increase the purchase price or result in other less favorable terms;

•

even if we enter into agreements for the acquisition of technology-related real estate or businesses, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction; and

•	we may be unable to finance acquisitions on favorable terms or at all.

Additionally, we may acquire properties or businesses subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown or contingent liabilities, such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties or businesses, tax liabilities, claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties or businesses, and other liabilities whether incurred in the ordinary course of business or otherwise. The total amount of costs and expenses that we may incur with respect to liabilities associated with acquired properties or businesses may exceed our expectations, which may adversely affect our business, financial condition and results of operations.

Further, we may enter into transactions with limited representations and warranties or with representations and warranties that do not survive the closing of the transactions, in which event we would have no or limited recourse against the sellers of such properties or businesses. While we usually require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification is often limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. Finally, indemnification agreements between us and the sellers typically provide that the sellers will retain certain specified liabilities relating to the properties or businesses acquired by us. While the sellers are generally contractually obligated to pay all losses and other expenses relating to such retained liabilities, there can be no guarantee that such arrangements will not require us to incur losses or other expenses as well.

If we cannot complete property or business acquisitions on favorable terms or at all, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

We may be unable to successfully integrate and operate acquired properties or businesses.

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

If we cannot operate acquired properties or businesses to meet our financial expectations, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

We may be unable to source off-market deal flow in the future.

A component of our growth strategy is to continue to acquire additional technology-related real estate. To date, a substantial portion of our acquisitions were acquired before they were widely marketed by real estate brokers, or “off-market.” Properties that are acquired off-market are typically more attractive to us as a purchaser because of the absence of competitive bidding, which could potentially lead to higher prices. We obtain access to off-market deal flow from numerous sources. If we cannot obtain off-market deal flow in the future, our ability to locate and acquire additional properties at attractive prices could be adversely affected.

We have substantial debt and face risks associated with the use of debt to fund our business activities, including refinancing and interest rate risks.

Our total consolidated indebtedness at December 31, 2012 was approximately $4.3 billion, and we may incur significant additional debt to finance future acquisition and development activities. We have a $1.8 billion global revolving credit facility, which has a borrowing limit that we may increase to up to $2.25 billion, subject to receipt of lender commitments and other conditions precedent. At December 31, 2012, approximately $1.0 billion was available under this facility, net of outstanding letters of credit. In addition, under our contribution agreement with respect to the 200 Paul Avenue 1-4 and 1100 Space Park Drive properties, we have agreed to make available for guarantee up to $17.8 million of indebtedness and may enter into similar agreements in the future.

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

Fluctuations in interest rates could materially affect our financial results and may increase the risk our counterparty defaults on our interest rate hedges. Because a significant portion of our debt, including debt incurred under our global revolving credit facility, bears interest at variable rates, increases in interest rates could materially increase our interest expense. If the United States Federal Reserve increases short-term interest rates, this would have a significant upward impact on shorter-term interest rates, including the interest rates that our variable rate debt is based upon. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition and results of operations, and reduce our access to capital markets. We have entered into interest rate swap or cap agreements for a significant portion of our floating rate debt other than the debt we incur under our global revolving credit facility. Increased interest rates may increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our exposure to interest rate fluctuations. Conversely, if interest rates are lower than our swapped fixed rates, we will be required to pay more for our debt than we would had we not entered into the swap agreements.

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

Our global revolving credit facility, term loan facility, Prudential shelf facility, 5.875% notes due 2020, 4.50% notes due 2015, 5.250% notes due 2021, 3.625% notes due 2022 and 4.250% guaranteed notes due 2025 restrict our ability to engage in some business activities. Our global revolving credit facility, term loan facility and Prudential shelf facility contain negative covenants and other financial and operating covenants that, among other things:

•	restrict our ability to incur additional indebtedness;

•	restrict our ability to make certain investments;

•	restrict our ability to merge with another company;

•	restrict our ability to create, incur or assume liens; and

•	require us to maintain financial coverage ratios, including with respect to unencumbered assets.

In addition, the global revolving credit facility, the term loan facility and the Prudential shelf facility restrict Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to avoid the payment of income or excise tax.

In addition, our 5.875% notes due 2020, or the 2020 notes, our 4.50% notes due 2015, or the 2015 notes, our 5.250% notes due 2021, or the 2021 notes, our 3.625% notes due 2022, or the 2022 notes, and the 2025 notes are governed by indentures, which contain various restrictive covenants, including limitations on our ability to incur indebtedness and requirements to maintain a pool of unencumbered assets. These restrictions, and the restrictions in our global revolving credit facility, term loan facility, and Prudential shelf facility, could cause us to default on our 2020 notes, 2015 notes, 2021 notes, 2022 notes, 2025 notes, global revolving credit facility, term loan facility or Prudential shelf facility, as applicable, or negatively affect our operations or our ability to pay dividends to Digital Realty Trust, Inc.’s stockholders or distributions to Digital Realty Trust, L.P.’s unitholders, which could have a material adverse effect on the market value of Digital Realty Trust, Inc.’s common stock and preferred stock.

The exchange and repurchase rights of our exchangeable debentures may be detrimental to Digital Realty Trust, Inc.’s stockholders or Digital Realty Trust, L.P.’s unitholders. As of December 31, 2012, Digital Realty Trust, L.P. had outstanding $266.4 million aggregate principal amount of 5.50% Exchangeable Senior Debentures due 2029, or the 2029 debentures. The 2029 debentures are exchangeable for Digital Realty Trust, Inc.’s common stock. The exchange rate of the 2029 debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on Digital Realty Trust, Inc.’s common stock in excess of $0.33 per share per quarter, the issuance of certain rights, options or warrants to holders of Digital Realty Trust, Inc.’s common stock, subdivisions or combinations of Digital Realty Trust, Inc.’s common stock, certain distributions of assets, debt securities, capital stock or cash to holders of Digital Realty Trust, Inc.’s common stock and certain tender or exchange offers. The 2029 debentures are redeemable at our option for cash at any time on or after April 18, 2014 and are subject to repurchase for cash at the option of the holder on April 15 in the years 2014, 2019 and 2024, or upon the occurrence of certain events.

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

Failure to hedge effectively against interest rate changes may adversely affect results of operations. We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Our policy is to use derivatives only to hedge interest rate risks related to our borrowings, not for speculative or trading purposes, and to enter into contracts only with major financial institutions based on their credit ratings and other factors. However, we may choose to change this policy in the future. Approximately 79% of our total indebtedness as of December 31, 2012 was subject to fixed interest rates or variable rates subject to interest rate swaps. We do not currently hedge our global revolving credit facility and as our borrowings under our global revolving credit facility increase, so will our percentage of indebtedness not subject to fixed rates and our exposure to interest rates increase. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

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

We owned 117 properties at December 31, 2012, excluding three properties held as investments in unconsolidated joint ventures and developable land. All of our properties have been under our management for less than nine years, and we have owned 13 of the properties for less than one year at December 31, 2012. The properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential. We cannot assure you that the operating performance of the properties will not decline under our management. In addition, we have a limited history operating Turn-Key FlexSM facilities that we have developed. Because we generally cannot pass operating expenses (other than energy costs) on to our tenants in Turn-Key FlexSM facilities, if we incur operating expenses greater than we anticipated based on our limited operating history, our results of operations could be negatively impacted.

We may have difficulty managing our growth.

We have significantly and rapidly expanded the size of our company. For example, during 2012, we acquired 13 properties and we increased the number and size of our development activities. Our growth may significantly strain our management, operational and financial resources and systems. In addition, as a reporting company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The requirements of these rules and regulations will increase our accounting, legal and financial compliance costs and may strain our management and financial, legal and operational resources and systems. An inability to manage our growth effectively or the increased strain on our management of our resources and systems could result in deficiencies in our disclosure controls and procedures or our internal control over financial reporting and could negatively impact our cash available for distribution.

Tax protection provisions on certain properties could limit our operating flexibility.

We have agreed with the third-party contributors who contributed the direct and indirect interests in the 200 Paul Avenue 1-4 and 1100 Space Park Drive properties to indemnify them against adverse tax consequences if we were to sell, convey, transfer or otherwise dispose of all or any portion of these interests, in a taxable transaction, in these properties. However, we can sell these properties in a taxable transaction if we pay the contributors cash in the amount of their tax liabilities arising from the transaction and tax payments. The 200 Paul Avenue 1-4 and 1100 Space Park Drive properties represented 3.8% of our portfolio’s annualized rent as of December 31, 2012. These tax protection provisions apply for a period expiring on the earlier of November 3, 2013 and the date on which these contributors (or certain transferees) hold less than 25% of the units issued to them in connection with the contribution of these properties to us. Although it may be in the best interest of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders that we sell a property, it may be economically disadvantageous for us to do so because of these obligations. We have also agreed to make available for guarantee up to $17.8 million of debt for these contributors. We agreed to these provisions in order to assist these contributors in preserving their tax position after their contributions.

Potential losses may not be covered by insurance.

We currently carry comprehensive liability, property, business interruption, including loss of rental income, and other insurance policies to cover insurable risks to our company. We select policy specifications, insured limits and deductibles which we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and standard industry practices. Our insurance policies contain industry standard exclusions and we do not carry insurance for generally uninsurable perils such as loss from war or nuclear reaction. Although we purchase earthquake insurance, it is subject to high deductibles and a significant portion of our properties is located in seismically active zones such as California, which represents approximately 23% of our portfolio’s annualized rent as of December 31, 2012. One catastrophic event, for example, in California, could significantly impact multiple properties, and the limits we purchase could prove to be insufficient, which could materially and adversely impact our business, financial condition and results of operations. Furthermore, a catastrophic regional event could also severely impact some of our insurers rendering them insolvent or unable to fully pay on claims despite their current financial strength. In addition, we may discontinue purchasing insurance against earthquake, flood or windstorm or other perils on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.

In addition, many of our buildings contain extensive and highly valuable technology-related improvements. Under the terms of our leases, tenants are obligated to maintain adequate insurance coverage applicable to such improvements and under most circumstances use their insurance proceeds to restore such improvements after a casualty event. In the event of a casualty or other loss involving one of our buildings with extensive installed tenant improvements, our tenants may have the right to terminate their leases if we do not rebuild the base building within prescribed times. In such cases, the proceeds from tenants’ insurance will not be available to us to restore the improvements, and our insurance coverage may be insufficient to replicate the technology-related improvements made by such tenants. Furthermore, the terms of our mortgage indebtedness at certain of our properties may require us to pay insurance proceeds over to our lenders under certain circumstances, rather than use the proceeds to repair the property. If we or one or more of our tenants experiences a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

We face significant competition, which may decrease or prevent increases of the occupancy and rental rates of our properties.

We compete with numerous developers, owners and operators of real estate and datacenters, many of which own properties similar to ours in the same markets in which our properties are located, including DuPont Fabros Technology, Inc., CoreSite Realty Corporation, CyrusOne Inc. and various local developers in the U.S., and Global Switch and various regional operators in Europe, Asia and Australia. In addition, we may in the future face competition from new entrants into the datacenter market, including new entrants who may acquire our current competitors. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources and more ready access to capital which allow them to respond more quickly to new or changing opportunities. If our competitors offer space that our tenants or potential tenants perceive to be superior to ours based on numerous factors, including available power, security considerations, location, or connectivity, or if they offer rental rates below current market rates, or below the rental rates we are offering, we may lose tenants or potential tenants or be required to incur costs to improve our properties or reduce our rental rates. In addition, recently many of our competitors have developed additional datacenter space. If the supply of datacenter space continues to increase as a result of these activities or otherwise, rental rates may be reduced or we may face delays in leasing or be unable to lease our vacant space, including space that we develop.

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

Because many of our properties contain tenant improvements installed at our tenants’ expense, they may be better suited for a specific corporate enterprise datacenter user or technology industry tenant and could require significant modification in order for us to re-lease vacant space to another corporate enterprise datacenter user or technology industry tenant. The tenant improvements may also become outdated or obsolete as the result of technological change, the passage of time or other factors. In addition, our development space will generally require substantial improvement to be suitable for datacenter use. For the same reason, our properties also may not be suitable for lease to traditional office tenants without significant expenditures or renovations. As a result, we may be required to invest significant amounts or offer significant discounts to tenants in order to lease or re-lease that space, either of which could adversely affect our financial and operating results.

Our data center infrastructure may become obsolete, and we may not be able to upgrade our power and cooling systems cost-effectively, or at all.

Our data center infrastructure may become obsolete due to the development of new systems to deliver power to or eliminate heat in our facilities. Additionally, our data center infrastructure could become obsolete as a result of the development of new server technology that does not require the levels of critical load and heat removal that our facilities are designed to provide and could be run less expensively on a different platform. In addition, our power and cooling systems are difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers which could adversely impact our business, financial condition and results of operations.

Ownership of properties located outside of the United States subjects us to foreign currency and related risks which may adversely impact our ability to make distributions.

We owned 26 properties located outside of the United States at December 31, 2012. In addition, we are currently considering, and will in the future consider, additional international acquisitions.

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

We have acquired and developed, and may continue to acquire and develop, properties outside the United States. Our foreign operations involve risks not generally associated with investments in the United States, including:

•	our limited knowledge of and relationships with sellers, tenants, contractors, suppliers or other parties in these markets;

•	complexity and costs associated with managing international development and operations;

•	difficulty in hiring qualified management, sales and construction personnel and service providers in a timely fashion;

•	differing employment practices and labor issues;

•	multiple, conflicting and changing legal, regulatory, entitlement and permitting, and tax and treaty environments;

•	exposure to increased taxation, confiscation or expropriation;

•	currency transfer restrictions and limitations on our ability to distribute cash earned in foreign jurisdictions to the United States;

•

difficulty in enforcing agreements in non-U.S. jurisdictions, including those entered into in connection with our acquisitions or in the event of a default by one or more of our tenants, suppliers or contractors;

•	local business and cultural factors; and

•	political and economic instability, including sovereign credit risk, in certain geographic regions.

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

Our business depends on providing customers with highly reliable service, including with respect to power supply and maintenance of environmental conditions. We may fail to provide such service as a result of numerous factors, including mechanical failure, power outage, human error, physical or electronic security breaches, war, terrorism and related conflicts or similar events worldwide, fire, earthquake, hurricane, flood and other natural disasters, sabotage and vandalism.

Problems at one or more of our data centers, whether or not within our control, could result in service interruptions or equipment damage. Substantially all of our leases include terms requiring us to meet certain service level commitments to our customers. Any failure to meet these commitments or any equipment damage in our data centers, including as a result of mechanical failure, power outage, human error or other reasons, could subject us to liability under our lease terms, including service level credits against customer rent payments, or, in certain cases of repeated failures, the right by the customer to terminate the lease. Service interruptions, equipment failures or security breaches may also expose us to additional legal liability and damage our brand and reputation, and could cause our customers to terminate or not renew their leases. In addition, we may be unable to attract new customers if we have a reputation for significant or frequent service disruptions, equipment failures or physical or electronic security breaches in our data centers. Any such failures could adversely affect our business, financial condition and results of operations.

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

Even if we have additional space available for lease at any one of our data centers, our ability to lease this space to existing or new customers could be constrained by our ability to provide sufficient electrical power.

As current and future customers increase their power footprint in our facilities over time, the corresponding reduction in available power could limit our ability to increase occupancy rates or network density within our existing facilities. Furthermore, at certain of our data centers, our aggregate maximum contractual obligation to provide power and cooling to our customers may exceed the physical capacity at such data centers if customers were to quickly increase their demand for power and cooling. If we are not able to increase the available power and/or cooling or move the customer to another location within our data centers with sufficient power and cooling to meet such demand, we could lose the customer as well as be exposed to liability under our leases. In addition, our power and cooling systems are difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers. Any such material loss of customers, liability or additional costs could adversely affect our business, financial condition and results of operations.

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

Because real estate investments are relatively illiquid and because there may be even fewer buyers for our specialized real estate, our ability to promptly sell properties in our portfolio in response to adverse changes in their performance may be limited, which may harm our financial condition. Further, Digital Realty Trust, Inc. is subject to provisions in the Code that limit a REIT’s ability to dispose of properties, which limitations are not applicable to other types of real estate companies. In addition, our obligations under the tax protection agreements with the parties who contributed the 200 Paul Avenue 1-4 and 1100 Space Park Drive properties to us could make it economically disadvantageous to us to sell these properties. While Digital Realty Trust, Inc. has exclusive authority under Digital Realty Trust, L.P.’s limited partnership agreement to determine whether, when, and on what terms to sell a property, any such decision would require the approval of Digital Realty Trust, Inc.’s board of directors. See “Risks Related to Our Organizational Structure—Tax consequences upon sale or refinancing.” These limitations may affect our ability to sell properties. This lack of liquidity and the Code restrictions may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flow, cash available for distribution and ability to access capital necessary to meet our debt payments and other obligations.

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

The conversion rights of Digital Realty Trust, Inc.’s preferred stock may be detrimental to holders of Digital Realty Trust, Inc.’s common stock.

Digital Realty Trust, Inc. currently has 11,500,000 shares of 7.000% series E cumulative redeemable preferred stock outstanding and 7,300,000 shares of 6.625% series F cumulative redeemable preferred stock outstanding, which may be converted into Digital Realty Trust, Inc. common stock upon the occurrence of limited specified change in control transactions. The conversion of series E preferred stock or series F preferred stock for Digital Realty Trust, Inc. common stock would dilute stockholder ownership in Digital Realty Trust, Inc. and unitholder ownership in Digital Realty Trust, L.P., and could adversely affect the market price of Digital Realty Trust, Inc. common stock and could impair our ability to raise capital through the sale of additional equity securities.

Our Digital Design Services® business is subject to risks particular to third-party construction projects.

Our Digital Design Services® business is new and we only have limited experience in providing design and construction services to third parties. By providing these design and construction services to third parties, we become subject to a variety of risks unique to these activities. If construction costs of a project exceed original estimates, such costs may have to be absorbed by us, which would make the project less profitable than originally estimated, or possibly not profitable at all. A construction project may be delayed due to government or regulatory approvals, supply shortages, or other events and circumstances beyond our control, or the time required to complete a construction project may be greater than originally anticipated. In addition, we may be liable for any injuries or damage that arise from worksite accidents, or from the design or construction of the datacenters we build. If any such excess costs, project delays or liabilities were to be material, such events may adversely affect our financial condition, results of operations and cash available for distribution.

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

Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders are also subject to the following additional conflict of interest:

Tax consequences upon sale or refinancing. Sales of properties and repayment of certain indebtedness will affect holders of common units in our operating partnership and Digital Realty Trust, Inc.’s stockholders differently. The parties who contributed the 200 Paul Avenue 1-4 and 1100 Space Park Drive properties to our operating partnership would incur adverse income tax consequences upon the sale of these properties and on the repayment of related debt which differ from the income tax consequences to Digital Realty Trust, Inc. and its stockholders. Consequently, these holders of common units in our operating partnership may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. While Digital Realty Trust, Inc. has exclusive authority under the limited partnership agreement of our operating partnership to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, any such decision would require the approval of Digital Realty Trust, Inc.’s board of directors. Certain of Digital Realty Trust, Inc.’s directors and executive officers could exercise their influence in a manner inconsistent with the interests of some, or a majority, of Digital Realty Trust, L.P.’s unitholders, including in a manner which could prevent completion of a sale of a property or the repayment of indebtedness.

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

The change of control conversion features of Digital Realty Trust, Inc.’s preferred stock may make it more difficult for a party to take over our company or discourage a party from taking over our company.

Upon the occurrence of specified change of control transactions, holders of our series E preferred stock and series F preferred stock will have the right (unless, prior to the change of control conversion date, we have provided or provide notice of our election to redeem such preferred stock) to convert some or all of their series E or series F preferred stock, as applicable, into shares of our common stock (or equivalent value of alternative consideration), subject to caps set forth in the articles supplementary governing the applicable series of preferred stock. The change of control conversion features of the series E preferred stock and series F preferred stock may have the effect of discouraging a third party from making an acquisition proposal for our company or of delaying, deferring or preventing certain change of control transactions of our company under circumstances that otherwise could provide the holders of our common stock, series E preferred stock and series F preferred stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.

Digital Realty Trust, Inc. could increase or decrease the number of authorized shares of stock and issue stock without stockholder approval. Digital Realty Trust, Inc.’s charter authorizes the company’s board of directors, without stockholder approval, to amend the charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, to issue authorized but unissued shares of the company’s common stock or preferred stock and, subject to the voting rights of holders of preferred stock, to classify or reclassify any unissued shares of the company’s common stock or preferred stock and to set the preferences, rights and other terms of such classified or reclassified shares. Although Digital Realty Trust, Inc.’s board of directors has no such intention at the present time, it could establish an additional class or series of preferred stock that could, depending on the terms of such class or series, delay, defer or prevent a transaction or a change of control that might be in the best interest of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.

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

Risks Related to Taxes and Digital Realty Trust, Inc.’s Status as a REIT

Failure to qualify as a REIT would have significant adverse consequences to Digital Realty Trust, Inc. and its stockholders and to Digital Realty Trust, L.P. and its unitholders.

Digital Realty Trust, Inc. has operated and intends to continue operating in a manner that it believes will allow it to qualify as a REIT for federal income tax purposes under the Code. Digital Realty Trust, Inc. has not requested and does not plan to request a ruling from the IRS that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Code is greater in the case of a REIT that, like Digital Realty Trust, Inc., holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within Digital Realty Trust, Inc.’s control may affect its ability to qualify as a REIT. In order to qualify as a REIT, Digital Realty Trust, Inc. must satisfy a number of requirements, including requirements regarding the ownership of its stock, requirements regarding the composition of its assets and a requirement that at least 95% of its gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, Digital Realty Trust, Inc. must make distributions to stockholders aggregating annually at least 90% of its net taxable income, excluding any net capital gains.

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

In certain circumstances, Digital Realty Trust, Inc. may be subject to federal and state taxes as a REIT, which would reduce its cash available for distribution to its stockholders.

Even if Digital Realty Trust, Inc. qualifies as a REIT for federal income tax purposes, it may be subject to some federal, state and local taxes on its income or property and, in certain cases, a 100% penalty tax, in the event it sells property as a dealer. In addition, our domestic corporate subsidiary, Digital Services, Inc., which is a taxable REIT subsidiary of Digital Realty Trust, Inc., could be subject to federal and state taxes, and our foreign properties and companies are subject to tax in the jurisdictions in which they operate and are located. Any federal, state or other taxes Digital Realty Trust, Inc. pays will reduce its cash available for distribution to stockholders.

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

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of Digital Realty Trust, Inc.’s capital stock.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify as a REIT for federal income tax purposes, Digital Realty Trust, Inc. must continually satisfy tests concerning, among other things, its sources of income, the nature and diversification of its assets (including its proportionate share of Digital Realty Trust, L.P.’s assets), the amounts it distributes to its stockholders and the ownership of its capital stock. If Digital Realty Trust, Inc. fails to comply with one or more of the asset tests at the end of any calendar quarter, it must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. In order to meet these tests, we may be required to forego investments we might otherwise make or to liquidate otherwise attractive investments. Thus, compliance with the REIT requirements may hinder our performance and reduce amounts available for distribution to Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.

Legislative or other actions affecting REITs could have a negative effect on us.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect Digital Realty Trust, Inc.’s stockholders, Digital Realty Trust, L.P.’s unitholders and/or us. We cannot predict how changes in the tax laws might affect our investors and/or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect Digital Realty Trust, Inc.’s ability to qualify as a REIT or the federal income tax consequences of such qualification.

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

•	financial market fluctuations;

•	changes in foreign currency exchange rates;

•	our inability to manage our growth effectively;

•	difficulty acquiring or operating properties in foreign jurisdictions;

•	our failure to successfully integrate and operate acquired or developed properties or businesses;

•	the suitability of our properties and data center infrastructure, delays or disruptions in connectivity, failure of our physical infrastructure or services or availability of power;

•	risks related to joint venture investments, including as a result of our lack of control of such investments;

•	delays or unexpected costs in development of properties;

•	decreased rental rates or increased vacancy rates;

•	increased competition or available supply of data center space;

•	our inability to successfully develop and lease new properties and space held for development;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our inability to acquire off-market properties;

•	our inability to comply with the rules and regulations applicable to reporting companies;

•	Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for federal income tax purposes;

•	possible adverse changes to tax laws;

•	restrictions on our ability to engage in certain business activities;

•	environmental uncertainties and risks related to natural disasters;

•	losses in excess of our insurance coverage;

•	changes in foreign laws and regulations, including those related to taxation and real estate ownership and operation; and

•	changes in local, state and federal regulatory requirements, including changes in real estate and zoning laws and increases in real property tax rates.

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

Our Portfolio

As of December 31, 2012, we owned 117 properties, excluding three properties held as investments in unconsolidated joint ventures and developable land. These properties are mainly located throughout the U.S., with 21 properties located in Europe, three properties in Australia, one property in Asia and one property in Canada, and contain a total of approximately 21.9 million rentable square feet, including 2.4 million square feet of space held for development. The following table presents an overview of our portfolio of properties, excluding the three properties held as investments in unconsolidated joint ventures and land held for development, based on information as of December 31, 2012. All properties are held in fee simple except as otherwise indicated. Please refer to note 7 in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of all applicable encumbrances as of December 31, 2012.

Property(1)	Acquisition date	Net Rentable Square Feet Excluding Space Held for Development(2)	Square Feet of Space Held for Development(3)	Annualized Rent (in thousands)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot(6)
North America
Silicon Valley
1350 Duane & 3080 Raymond	Oct-09	185,000	—	$10,273	100.0%	$55.53
3011 Lafayette Street	Jan-07	90,780	—	10,246	100.0%	112.87
1100 Space Park Drive	Nov-04	165,297	—	9,597	100.0%	58.05
1500 Space Park Drive	Sep-07	51,615	—	9,325	100.0%	180.66
1525 Comstock Street	Sep-07	42,385	—	8,532	100.0%	201.30
3105 & 3115 Alfred Street	May-10	49,858	—	8,369	87.9%	190.88
2045 & 2055 LaFayette Street	May-04	300,000	—	7,200	100.0%	24.00
34551 Ardenwood Boulevard 1-4	Jan-03	307,657	—	7,000	100.0%	22.75
1725 Comstock Street	Apr-10	39,643	—	6,670	100.0%	168.25
150 South First Street	Sep-04	179,761	—	6,500	93.7%	38.61
1201 Comstock Street	Jun-08	24,000	—	4,598	100.0%	191.58
2334 Lundy Place	Dec-02	130,752	—	4,525	100.0%	34.61
4650 Old Ironsides Drive	Jun-05	124,383	—	3,954	100.0%	31.79
2401 Walsh Street	Jun-05	167,932	—	3,723	100.0%	22.17
2950 Zanker Road	Aug-10	69,700	—	3,060	100.0%	43.89
2403 Walsh Street	Jun-05	103,940	—	2,304	100.0%	22.17
4700 Old Ironsides Drive	Jun-05	90,139	—	1,998	100.0%	22.17
444 Toyama Drive	Sep-09	42,083	—	1,885	100.0%	44.79
2805 Lafayette Street	Aug-10	32,133	117,867	—	0.0%	—
47700 Kato Road & 1055 Page Avenue	Sep-03	199,352	—	—	0.0%	—

		2,396,410	117,867	$109,759	89.6%	$51.11
Dallas
2323 Bryan Street	Jan-02	453,539	23,568	$15,545	77.7%	$44.11
Convergence Business Park	Feb-12	819,243	—	13,088	99.7%	16.02
1232 Alma Road	Sep-09	105,726	—	11,777	89.0%	125.16
2440 Marsh Lane	Jan-03	135,250	—	11,766	91.9%	94.66
4849 Alpha Road	Apr-04	125,538	—	11,138	100.0%	88.72
4025 Midway Road	Jan-06	100,590	—	9,919	98.4%	100.17
400 S. Akard Street	Jun-12	269,563	—	7,910	94.7%	30.99
11830 Webb Chapel Road	Aug-04	365,647	—	7,735	96.3%	21.97
900 Quality Way	Sep-09	33,680	81,242	6,278	100.0%	186.40

Property(1)	Acquisition date	Net Rentable Square Feet Excluding Space Held for Development(2)	Square Feet of Space Held for Development(3)	Annualized Rent (in thousands)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot(6)
1215 Datacenter Park	Sep-09	56,124	—	$5,972	100.0%	$106.41
14901 FAA Boulevard	Jun-06	263,700	—	5,061	100.0%	19.19
900 Dorothy Drive	Aug-10	56,176	—	1,565	100.0%	27.86
904 Quality Way	Sep-09	46,750	—	972	100.0%	20.79
908 Quality Way	Sep-09	14,400	—	24	100.0%	1.67
905 Security Row	Sep-09	—	249,657	—	0.0%	—
1400 N. Bowser Road	Sep-09	—	246,940	—	0.0%	—
1301 International Pkwy	Sep-09	—	20,500	—	0.0%	—

		2,845,926	621,907	$108,750	94.5%	$40.42
Northern Virginia
43881 Devin Shafron Drive	Mar-07	180,000	—	$18,693	100.0%	$103.85
43915 Devin Shafron Drive	May-09	129,033	3,247	15,876	100.0%	123.04
43791 Devin Shafron Drive	Mar-07	132,806	2,194	9,653	77.4%	93.90
43830 Devin Shafron Drive	May-09	99,652	13,598	9,608	84.4%	114.28
4050 La Fayette Center Drive	Jul-10	42,374	—	6,655	99.0%	158.60
4030 La Fayette Center Drive	Jul-10	72,696	—	5,837	100.0%	80.29
45901 & 45845 Nokes Blvd	Dec-09	167,160	—	4,612	100.0%	27.59
44470 Chilum Place	Feb-07	95,440	—	4,419	100.0%	46.30
43790 Devin Shafron Drive	May-09	152,138	—	3,134	100.0%	20.60
21110 Ridgetop Circle	Jan-07	135,513	—	2,906	100.0%	21.44
21561 & 21571 Beaumeade Circle	Dec-09	164,453	—	2,846	100.0%	17.31
1506 Moran Road	Dec-11	78,295	—	2,365	100.0%	30.21
21551 Beaumeade Circle	Dec-09	152,504	—	2,027	100.0%	13.29
1807 Michael Faraday Court	Oct-06	19,237	—	1,861	100.0%	96.74
7505 Mason King Court	Nov-08	109,650	—	1,820	100.0%	16.60
251 Exchange Place	Nov-05	70,982	—	1,689	100.0%	23.79
43831 Devin Shafron Drive	Mar-07	117,071	—	1,538	100.0%	13.14
8100 Boone Boulevard(7)	Oct-06	17,015	—	860	24.4%	206.73
4040 La Fayette Center Drive	Jul-10	—	30,333	—	0.0%	—

		1,936,019	49,372	$96,399	97.0%	$51.35

Property(1)	Acquisition date	Net Rentable Square Feet Excluding Space Held for Development(2)	Square Feet of Space Held for Development(3)	Annualized Rent (in thousands)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot(6)
New York Metro
111 Eighth Avenue(7)	Mar-07	116,843	—	$20,496	100.0%	$175.41
365 S. Randolphville Road	Feb-08	172,507	92,285	19,146	98.5%	112.63
3 Corporate Place	Dec-05	276,931	—	18,757	100.0%	67.73
300 Boulevard East	Nov-02	346,819	22,962	17,972	92.3%	56.12
60 & 80 Merritt Boulevard	Jan-10	169,540	—	12,858	100.0%	75.84
701 Union Boulevard	Nov-12	—	271,000	—	0.0%	—
650 Randolph Road	Jun-08	—	127,790	—	0.0%	—

		1,082,640	514,037	$89,229	97.3%	$84.69
San Francisco
200 Paul Avenue 1-4	Nov-04	494,120	33,560	$29,028	99.3%	$59.18
365 Main Street	Jul-10	226,981	—	26,179	84.0%	137.28
720 2nd Street	Jul-10	121,220	—	15,456	89.5%	142.49
360 Spear Street	Dec-11	154,950	—	8,185	100.0%	52.82

		997,271	33,560	$78,848	94.7%	$83.47
Chicago
350 East Cermak Road	May-05	1,129,226	4,513	$68,725	98.5%	$61.76
600-780 S. Federal	Sep-05	142,166	19,381	7,092	79.0%	63.11
9333, 9355, 9377 Grand Avenue	May-12	457,429	117,515	1,895	100.0%	4.14

		1,728,821	141,409	$77,712	97.3%	$46.19
Phoenix
2121 South Price Road	Jul-10	367,665	151,814	$35,725	80.3%	$120.97
120 E. Van Buren Street	Jul-06	287,514	—	21,924	88.2%	86.41
2055 East Technology Circle(8)	Oct-06	76,350	—	8,245	100.0%	107.99
2010 East Centennial Circle(9)	May-03	113,405	—	3,194	100.0%	28.16

		844,934	151,814	$69,088	87.4%	$93.51
Boston
128 First Avenue DCO	Jan-10	274,750	—	$22,535	97.3%	$84.28
55 Middlesex	Jan-10	106,000	—	12,859	96.2%	126.06
100 & 200 Quannapowitt Parkway	Jun-04	286,550	100,406	6,349	89.7%	24.70
115 Second Avenue	Oct-05	66,730	—	3,756	100.0%	56.29
600 Winter Street	Sep-06	30,400	—	842	100.0%	27.70

		764,430	100,406	$46,341	94.7%	$64.05

Property(1)	Acquisition date	Net Rentable Square Feet Excluding Space Held for Development(2)	Square Feet of Space Held for Development(3)	Annualized Rent (in thousands)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot(6)
Los Angeles
600 West Seventh Street	May-04	489,722	—	$22,936	98.4%	$47.58
2260 East El Segundo Boulevard	Jul-10	132,240	—	12,864	99.6%	97.69
200 North Nash Street	Jun-05	113,606	—	2,519	100.0%	22.17
3015 Winona Avenue	Dec-04	82,911	—	1,672	100.0%	20.17
3300 East Birch Street	Aug-03	68,807	—	1,547	100.0%	22.48

		887,286	—	$41,538	99.1%	$47.25
Atlanta
375 Riverside Parkway	Jun-03	250,191	—	$8,417	100.0%	$33.64
760 Doug Davis Road	Dec-11	334,306	—	6,376	100.0%	19.07
101 Aquila Way	Apr-06	313,581	—	1,411	100.0%	4.50

		898,078	—	$16,204	100.0%	$18.04
Philadelphia
833 Chestnut Street	Mar-05	592,295	62,463	$13,021	92.0%	$23.89
St. Louis
900 Walnut Street	Aug-07	105,776	6,490	$4,423	99.9%	$41.87
210 N Tucker Boulevard	Aug-07	184,490	152,926	4,306	83.3%	28.03
1 Savvis Parkway	Aug-07	156,000	—	3,042	100.0%	19.50

		446,266	159,416	$11,771	93.0%	$28.35
Houston
12001 North Freeway	Apr-06	282,483	18,222	$10,392	91.9%	$40.02
Denver
11900 East Cornell Avenue		285,840	—	$5,878	94.3%	$21.81
8534 Concord Center Drive	Jun-05	85,660	—	3,674	100.0%	42.89

		371,500	—	$9,552	95.6%	$26.89
Portland
3825 NW Aloclek Place	Aug-11	48,574	—	$7,873	100.0%	$162.08
Miami
36 NE 2nd Street	Jan-02	162,140	—	$5,060	99.1%	$31.50
2300 NW 89th Place	Sep-06	64,174	—	673	100.0%	10.49

		226,314	—	$5,733	99.3%	$25.50

Property(1)	Acquisition date	Net Rentable Square Feet Excluding Space Held for Development(2)	Square Feet of Space Held for Development(3)	Annualized Rent (in thousands)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot(6)
Sacramento
11085 Sun Center Drive	Sep-11	69,048	—	$2,794	100.0%	$40.46
3065 Gold Camp Drive	Oct-04	40,394	23,397	1,912	100.0%	47.33

		109,442	23,397	$4,706	100.0%	$43.00
Charlotte
125 North Myers	Aug-05	25,402	—	$1,392	100.0%	$54.80
731 East Trade Street	Aug-05	40,879	—	1,311	100.0%	32.07
113 North Myers	Aug-05	29,218	—	936	100.0%	32.04

		95,499	—	$3,639	100.0%	$38.11
Toronto, Canada
6800 Millcreek Drive	Apr-06	83,758	—	$2,034	100.0%	$24.28
Minneapolis / St. Paul
1125 Energy Park Drive	Mar-05	112,827	—	$1,437	100.0%	$12.74
Austin
8025 North Interstate 35	May-12	62,237	—	$934	100.0%	$15.01
7620 Metro Center Drive	Dec-05	45,000	—	325	69.6%	10.38
7500 Metro Center Drive	Dec-05	—	74,962	—	0.0%	—

		107,237	74,962	$1,259	87.2%	$13.46

Subtotal—North America		16,858,010	2,068,832	$805,285	94.8%	$50.40

Europe
London, England
Unit 21 Goldworth Park Trading Estate(10)	Jul-12	340,325	139,917	$51,289	99.3%	$151.74
The Chess Building(10)	Jul-12	133,000	—	19,040	97.3%	147.20
Unit B Prologis Park(10)	Jul-12	120,000	—	16,392	100.0%	136.60
3 St. Anne’s Boulevard(10)	Dec-07	96,147	—	12,368	73.2%	175.77
Mundells Roundabout(10)	Apr-07	113,464	—	8,047	100.0%	70.92
Cressex 1(10)	Dec-07	50,847	—	7,438	100.0%	146.28
6 Braham Street(10)	Jul-02	63,233	—	5,062	100.0%	80.05
2 St. Anne’s Boulevard(10)	Dec-07	30,612	—	3,563	100.0%	116.39
1 St. Anne’s Boulevard(10)	Dec-07	20,219	—	294	100.0%	14.54
Fountain Court(10)	Jul-11	42,764	89,814	136	16.8%	18.98

		1,010,611	229,731	$123,629	93.3%	$131.07

Property(1)	Acquisition date	Net Rentable Square Feet Excluding Space Held for Development(2)	Square Feet of Space Held for Development(3)	Annualized Rent (in thousands)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot(6)
Paris, France
114 Rue Ambroise Croizat(11)	Dec-06	332,795	19,351	$20,414	93.5%	$65.64
1 Rue Jean-Pierre(11)	Dec-12	104,666	—	4,618	100.0%	44.12
127 Rue de Paris(11)	Dec-12	59,991	—	1,979	100.0%	32.99
Liet-dit le Christ de Saclay(11)	Dec-12	21,337	—	660	100.0%	30.93

		518,789	19,351	$27,671	95.8%	$55.68
Dublin, Ireland
Unit 9, Blanchardstown Corporate Park(11)	Dec-06	120,000	—	$10,371	98.4%	$87.79
Clonshaugh Industrial Estate II(11)	Feb-06	124,500	—	8,763	100.0%	70.39
Clonshaugh Industrial Estate I(11)	Feb-06	20,000	—	1,514	100.0%	75.70

		264,500	—	$20,648	99.3%	$78.62
Amsterdam, Netherlands
Paul van Vlissingenstraat 16(11)	Aug-05	112,472	—	$7,310	81.4%	$79.84
Cateringweg 5(11)	Jun-10	55,972	—	5,522	100.0%	98.66
Naritaweg 52(11)(12)	Dec-07	63,260	—	2,652	100.0%	41.92
Gyroscoopweg 2E-2F(11)	Jul-06	55,585	—	1,251	100.0%	22.51

		287,289	—	$16,735	92.7%	$62.83
Manchester, England
Manchester Technopark, Plot C1(10)	Jun-08	38,016	—	$1,915	100.0%	$50.37
Geneva, Switzerland
Chemin de l’Epinglier 2(11)	Nov-05	59,190	—	$1,721	100.0%	$29.08

Subtotal—Europe		2,178,395	249,082	$192,319	94.9%	$93.07

Asia / Pacific
Singapore
29A International Business Park(13)	Nov-10	306,172	64,328	$12,816	77.2%	$54.19
Melbourne, Australia
98 Radnor Drive(14)	Aug-11	52,988	—	$7,809	100.0%	$147.37
Sydney, Australia
1-23 Templar Road(14)	Jul-11	41,202	45,015	$1,588	16.8%	$230.08
23 Waterloo Rd(14)	Dec-12	51,990	—	1,307	100.0%	25.14

		93,192	45,015	$2,895	63.2%	$49.16

Subtotal—Asia / Pacific		452,352	109,343	$23,520	77.0%	$67.51

Portfolio Total/Weighted Average		19,488,757	2,427,257	$1,021,124	94.4%	$55.51

(1)	We have categorized the properties in our portfolio by metropolitan area based on annualized rent.
(2)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease based on engineering drawings. Net rentable square feet includes tenants’ proportional share of common areas but excludes space held for development.
(3)	Space held for development is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership or tenants and requires a large capital investment in order to build out the space.
(4)	Annualized rent represents the monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2012 multiplied by 12.
(5)	Excludes space held for development. Includes unoccupied space for which we are receiving rent and excludes space for which leases had been executed as of December 31, 2012, but for which we are not receiving rent. We estimate the total square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.
(6)	Annualized rent per square foot represents annualized rent as computed above, divided by the total square footage under lease as of the same date.
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

(8)	We are party to a ground sublease for this property. The term of the ground sublease expires in September 2083. All of the lease payments were prepaid by the prior owner of this property.
(9)	We are party to a ground sublease for this property. The term of the ground sublease expires in the year 2082.
(10)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2012 of $1.63 to £1.00. Manchester Technopark is subject to a ground lease, which expires in the year 2125.
(11)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2012 of $1.32 to €1.00. Paul Van Vlissingenstraat 16, Chemin de l’Epinglier 2, Clonshaugh Industrial Estate I and II and Cateringweg 5 are subject to ground leases, which expire in the years 2054, 2074, 2981 and 2059, respectively.
(12)	We are party to a ground sublease for this property. This is a perpetual ground sublease. Lease payments were prepaid by the prior owner of this property through December 2036.
(13)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2012 of $0.82 to S$1.00. 29A International Business Park is subject to a ground lease, which expires in the year 2038.
(14)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2012 of $1.04 to A$1.00.

Tenant Diversification

As of December 31, 2012, our portfolio was leased to approximately 595 companies, many of which are nationally recognized firms. The following table sets forth information regarding the 20 largest tenants in our portfolio based on annualized rent as of December 31, 2012 (dollar amounts in thousands).

	Tenant	Number of Locations	Total Occupied Square Feet(1)	Percentage of Net Rentable Square Feet	Annualized Rent(2)	Percentage of Annualized Rent	Weighted Average Remaining Lease Term in Months
1	CenturyLink, Inc.(3)	36	2,784,477	14.3%	$92,551	9.1%	87
2	Softlayer Technologies, Inc.	8	372,979	1.9%	41,278	4.0%	111
3	TelX Group, Inc.	12	288,940	1.5%	39,957	3.9%	172
4	Equinix Operating Company, Inc.	9	878,062	4.5%	34,059	3.3%	74
5	Facebook, Inc.	4	241,865	1.2%	31,704	3.1%	65
6	Morgan Stanley	5	182,592	0.9%	27,420	2.7%	21
7	AT & T	18	660,442	3.4%	26,352	2.6%	73
8	Deutsche Bank AG	2	112,961	0.6%	23,147	2.3%	69
9	Verizon Communications, Inc.	33	378,463	1.9%	22,230	2.2%	69
10	NTT Communications Company	6	321,061	1.6%	19,210	1.9%	79
11	Level 3 Communications, LLC	33	375,223	1.9%	15,509	1.5%	91
12	Amazon	7	457,135	2.3%	13,942	1.4%	97
13	SunGard Availability Services LP	6	315,427	1.6%	13,773	1.3%	77
14	Nomura International PLC	2	63,137	0.3%	12,467	1.2%	85
15	Pfizer, Inc.	1	97,069	0.5%	11,202	1.1%	60
16	Rackspace US, Inc.	3	96,139	0.5%	11,106	1.1%	132
17	TATA Communications (UK)	3	112,533	0.6%	10,995	1.1%	60
18	Yahoo! Inc.	2	110,847	0.6%	10,668	1.0%	58
19	BT Americas, Inc.	3	67,685	0.3%	9,866	1.0%	54
20	Sprint Communications Co., LP	6	173,319	0.9%	9,715	1.0%	21

	Total/Weighted Average		8,090,356	41.3%	$477,151	46.8%	83

(1)	Occupied square footage is defined as leases that commenced on or before December 31, 2012. For some of our properties, we calculate occupancy based on factors in addition to contractually leased square feet, including available power, required support space and common area.
(2)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2012 multiplied by 12.
(3)	Represents leases with Savvis Communications Corporation, or Savvis, and Qwest Communications International, Inc., or Qwest, (or affiliates thereof), which are our direct tenants. CenturyLink, Inc. acquired Qwest in the three months ended June 30, 2011 and Savvis in the three months ended September 30, 2011, and Qwest and Savvis are now wholly-owned subsidiaries of CenturyLink, Inc.

Lease Distribution

The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on net rentable square feet (excluding approximately 2.4 million square feet of space held for development at December 31, 2012) under lease as of December 31, 2012 (dollar amounts in thousands).

Square Feet Under Lease	Number of Leases(1)	Percentage of All Leases	Total Net Rentable Square Feet(2)	Percentage of Net Rentable Square Feet(2)	Annualized Rent(3)	Percentage of Annualized Rent
Available			1,094,500	5.6%	$—	0.0%
2,500 or less	1,265	62.8%	584,359	3.0%	53,589	5.2%
2,501 - 10,000	339	16.8%	1,982,758	10.2%	175,159	17.2%
10,001 - 20,000	191	9.5%	2,792,094	14.3%	249,435	24.4%
20,001 - 40,000	115	5.7%	3,287,538	16.9%	224,612	22.0%
40,001 - 100,000	73	3.6%	4,757,900	24.4%	198,635	19.5%
Greater than 100,000	33	1.6%	4,989,608	25.6%	119,694	11.7%

Portfolio Total	2,016	100.0%	19,488,757	100.0%	$1,021,124	100.0%

(1)	Includes license and similar agreements that upon expiration will be automatically renewed, primarily on a month-to-month basis. Number of leases represents the leased-unit count; a lease could include multiple units.
(2)	For some of our properties, we calculate total net rentable square feet available for lease based on factors in addition to contractually leased square feet, including available power, required support space and common area.
(3)	Annualized rent represents the monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2012 multiplied by 12.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2012 plus available space for ten calendar years at the properties in our portfolio, excluding approximately 2.4 million square feet of space held for development at December 31, 2012. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options and all early termination rights (dollar amounts in thousands).

Year	Number of Leases Expiring(1)	Square Footage of Expiring Leases(2)	Percentage of Net Rentable Square Feet(2)	Annualized Rent(3)	Percentage of Annualized Rent	Annualized Rent Per Occupied Square Foot	Annualized Rent Per Occupied Square Foot at Expiration	Annualized Rent at Expiration
Available		1,094,500	5.6%	$—	0.0%			$—
2013	423	783,453	4.0%	65,908	6.5%	$84.12	$84.74	66,387
2014	269	1,394,839	7.2%	98,976	9.7%	70.96	73.29	102,226
2015	222	2,455,056	12.6%	93,116	9.1%	37.93	40.35	99,063
2016	180	1,748,147	9.0%	84,154	8.2%	48.14	51.88	90,691
2017	165	1,380,891	7.1%	71,782	7.0%	51.98	54.06	74,648
2018	107	1,228,803	6.3%	75,179	7.4%	61.18	69.27	85,116
2019	109	1,858,739	9.5%	135,730	13.3%	73.02	85.27	158,498
2020	81	907,612	4.6%	64,171	6.3%	70.70	86.48	78,492
2021	78	1,220,703	6.3%	72,076	7.1%	59.04	75.97	92,741
2022	80	1,367,707	7.0%	65,668	6.4%	48.01	59.46	81,325
Thereafter	302	4,048,307	20.8%	194,364	19.0%	48.01	61.57	249,238

Portfolio Total / Weighted Average	2,016	19,488,757	100.0%	$1,021,124	100.0%	$55.51	$64.06	$1,178,425

(1)	Includes license and similar agreements that upon expiration will be automatically renewed, primarily on a month-to-month basis. Number of expiring leases represents the expiring leased-unit count; a lease could include multiple units.
(2)	For some of our properties, we calculate square footage and total net rentable square feet available for lease based on factors in addition to contractually leased square feet, including available power, required support space and common area.
(3)	Annualized rent represents the monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2012 multiplied by 12.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we are and may become involved in legal proceedings. As of December 31, 2012, we were not a party to any legal proceedings which we believe would have a material adverse effect on our business, financial position or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Digital Realty Trust, Inc.

Digital Realty Trust, Inc.’s common stock has been listed and is traded on the New York Stock Exchange (NYSE) under the symbol “DLR” since October 29, 2004. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated.

	High	Low	Dividends Declared
First Quarter 2011	$59.34	$50.63	$0.68000
Second Quarter 2011	$64.25	$56.34	$0.68000
Third Quarter 2011	$64.09	$50.63	$0.68000
Fourth Quarter 2011	$67.83	$51.75	$0.68000
First Quarter 2012	$74.04	$65.00	$0.73000
Second Quarter 2012	$76.04	$67.84	$0.73000
Third Quarter 2012	$80.59	$66.70	$0.73000
Fourth Quarter 2012	$70.16	$59.25	$0.73000

Digital Realty Trust, Inc. intends to continue to declare quarterly dividends on its common stock. The actual amount, form and timing of dividends, however, will be at the discretion of the board of directors and will depend upon Digital Realty Trust, Inc.’s financial condition in addition to the requirements for qualification as a REIT under the Code, and no assurance can be given as to the amounts, form or timing of future dividends. The exchange rate on the 2029 debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on Digital Realty Trust, Inc.’s common stock in excess of $0.33 per share per quarter. Therefore, the declaration and payment of quarterly dividends by Digital Realty Trust, Inc. in excess of this threshold may increase the dilutive impact of our operating partnership’s exchangeable debentures on Digital Realty Trust, Inc.’s common stockholders. See Part I, Item 1A, Risk Factors, “Risks Related to Our Business and Operations—We have substantial debt and face risks associated with the use of debt to fund our business activities, including refinancing and interest rate risks—The exchange and repurchase rights of our exchangeable debentures may be detrimental to Digital Realty Trust, Inc.’s stockholders or Digital Realty Trust, L.P.’s unitholders” and “Risks Related to Our Business and Operations—The conversion rights of Digital Realty Trust, Inc.’s convertible preferred stock may be detrimental to holders of Digital Realty Trust, Inc.’s common stock.” In addition, our global revolving credit facility, our Prudential shelf facility and our term loan facility prohibit us from making distributions to our stockholders, or redeeming or otherwise repurchasing shares of our capital stock, including our common stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable us to maintain our qualification as a REIT and to avoid the payment of income or excise tax. Consequently, after the occurrence and during the continuance of an event of default under our global revolving credit facility, Prudential shelf facility or term loan facility, we may not be able to pay all or a portion of the dividends payable to the holders of our common stock.

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

As of February 19, 2013, there were approximately 124 holders of record of Digital Realty Trust, Inc.’s common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Digital Realty Trust, L.P.

There is no established trading market for Digital Realty Trust, L.P.’s common units of limited partnership. As of February 19, 2013, there were 34 holders of record of common units, including Digital Realty Trust, L.P.’s general partner, Digital Realty Trust, Inc.

The following table sets forth, for the periods indicated, the distributions per common unit that our operating partnership declared with respect to the periods indicated.

Distributions Declared
First Quarter 2011	$0.68000
Second Quarter 2011	$0.68000
Third Quarter 2011	$0.68000
Fourth Quarter 2011	$0.68000
First Quarter 2012	$0.73000
Second Quarter 2012	$0.73000
Third Quarter 2012	$0.73000
Fourth Quarter 2012	$0.73000

Digital Realty Trust, L.P. currently intends to continue to make regular quarterly distributions to holders of its common units. Any future distributions will be declared at the discretion of the board of directors of Digital Realty Trust, L.P.’s general partner, Digital Realty Trust, Inc., and will depend on our actual cash flow, financial condition, capital requirements, Digital Realty Trust, Inc.’s annual distribution requirements under the REIT provisions of the Code, and such other factors as the board of directors may deem relevant.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total stockholder return on Digital Realty Trust, Inc.’s common stock during the period from December 31, 2007 through December 31, 2012, with the cumulative total return on the MSCI US REIT Index (RMS) and the S&P 500 Market Index. The comparison assumes that $100 was invested on December 31, 2007 in Digital Realty Trust, Inc.’s common stock and in each of these indices and assumes reinvestment of dividends, if any.

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG DIGITAL REALTY TRUST, INC., S&P 500 INDEX AND RMS INDEX

Assumes $100 invested on December 31, 2007

Assumes dividends reinvested

To fiscal year ending December 31, 2012

Pricing Date	DLR($)	S&P 500($)	RMS($)
December 31, 2007	100.0	100.0	100.0
December 31, 2008	88.8	63.0	62.0
December 31, 2009	140.9	79.7	79.8
December 31, 2010	149.6	91.7	102.5
December 31, 2011	202.5	93.6	111.4
December 31, 2012	214.8	108.6	131.2

•

This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

•	The stock price performance shown on the graph is not necessarily indicative of future price performance.
•	The hypothetical investment in Digital Realty Trust, Inc.’s common stock presented in the stock performance graph above is based on the closing price of the common stock on December 31, 2007.

SALES OF UNREGISTERED EQUITY SECURITIES

Digital Realty Trust, Inc.

All sales of unregistered equity securities of Digital Realty Trust, Inc. during the year ended December 31, 2012 have previously been disclosed in filings with the SEC.

Digital Realty Trust, L.P.

During the year ended December 31, 2012, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the three months ended December 31, 2012, holders of 161,393 shares of Digital Realty Trust, Inc.’s series D cumulative convertible preferred stock exercised their right to convert such series D preferred shares into Digital Realty Trust, Inc.’s common stock and received 102,642 shares of Digital Realty Trust, Inc.’s common stock. In connection with this conversion, our operating partnership issued 102,642 common units to Digital Realty Trust, Inc. upon conversion of 161,393 series D cumulative convertible preferred units held by Digital Realty Trust, Inc.

During the three months ended December 31, 2012, Digital Realty Trust, Inc. issued an aggregate of 650 shares of its common stock upon the exercise of stock options. Digital Realty Trust, Inc. contributed the proceeds from the option exercises of approximately $22,000 to our operating partnership in exchange for an aggregate of 650 common units, as required by our operating partnership’s partnership agreement.

During the year ended December 31, 2012, Digital Realty Trust, Inc. issued an aggregate of 1,433 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our operating partnership issued a restricted common unit to Digital Realty Trust, Inc. as required by its partnership agreement, for an aggregate of 1,433 units during the year ended December 31, 2012.

All other issuances of unregistered equity securities of our operating partnership during the year ended December 31, 2012 have previously been disclosed in filings with the SEC. For all issuances of units to Digital Realty Trust, Inc., our operating partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with over $8 billion in total consolidated assets and as our operating partnership’s majority owner and general partner as the basis for the exemption under Section 4(2) of the Securities Act.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Amounts in thousands, except per share data)
Statement of Operations Data:
Operating Revenues:
Rental	$990,715	$820,711	$682,026	$507,545	$401,401
Tenant reimbursements	272,309	211,811	178,081	125,136	106,754
Construction management	8,428	29,286	4,923	3,399	3,907
Other	7,615	902	371	1,062	15,383

Total operating revenues	1,279,067	1,062,710	865,401	637,142	527,445
Operating Expenses:
Rental property operating and maintenance	380,176	307,922	250,225	174,038	150,054
Property taxes	69,475	49,946	44,432	36,004	31,102
Insurance	9,600	8,024	8,133	6,111	4,988
Construction management	1,596	22,715	1,542	2,200	1,093
Depreciation and amortization	382,553	310,425	263,903	198,052	172,378
General and administrative	57,209	53,624	47,196	39,988	37,652
Transactions	11,120	5,654	7,438	2,177	739
Other	1,260	90	226	783	1,084

Total operating expenses	912,989	758,400	623,095	459,353	399,090

Operating income	366,078	304,310	242,306	177,789	128,355
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	8,135	4,952	5,254	2,172	2,369
Interest and other income	1,892	3,260	616	753	2,106
Interest expense	(157,108)	(149,350)	(137,384)	(88,442)	(63,621)
Tax expense	(2,647)	42	(1,851)	(1,038)	(1,109)
Loss from early extinguishment of debt	(303)	(1,088)	(3,529)	—	(182)

Net income	216,047	162,126	105,412	91,234	67,918
Net income attributable to noncontrolling interests	(5,713)	(5,861)	(3,118)	(3,572)	(2,664)

Net income attributable to Digital Realty Trust, Inc.	210,334	156,265	102,294	87,662	65,254
Preferred stock dividends	(38,672)	(25,397)	(37,004)	(40,404)	(38,564)
Costs on redemption of preferred stock	—	—	(6,951)	—	—

Net income available to common stockholders	$171,662	$130,868	$58,339	$47,258	$26,690

Per Share Data:
Basic income per share available to common stockholders	$1.48	$1.33	$0.69	$0.62	$0.39
Diluted income per share available to common stockholders	$1.48	$1.32	$0.68	$0.61	$0.38
Cash dividend per common share	$2.92	$2.72	$2.02	$1.47	$1.26
Weighted average common shares outstanding:
Basic	115,717,667	98,405,375	84,275,498	75,950,370	68,829,267
Diluted	116,006,577	99,169,749	86,013,471	77,020,890	70,435,760

	December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Net investments in real estate	$7,603,136	$5,242,515	$4,584,477	$3,157,193	$2,748,220
Total assets	8,819,214	6,098,566	5,329,483	3,745,059	3,281,045
Global revolving credit facility	723,729	275,106	333,534	205,547	138,579
Unsecured term loan	757,839	—	—	—	—
Unsecured senior notes, net of discount	1,738,221	1,441,072	1,066,030	83,000	58,000
Exchangeable senior debentures, net of discount	266,400	266,400	353,702	432,234	161,901
Mortgages and other secured loans, net of premiums	792,376	947,132	1,043,188	1,063,663	1,026,594
Total liabilities	5,320,830	3,518,155	3,274,820	2,110,258	1,705,969
Total stockholders equity	3,468,305	2,522,917	1,962,518	1,558,995	1,503,921
Noncontrolling interests in operating partnership	24,135	45,057	52,436	58,192	66,797
Noncontrolling interests in consolidated joint ventures	5,944	12,437	39,709	17,614	4,358
Total liabilities and equity	$8,819,214	$6,098,566	$5,329,483	$3,745,059	$3,281,045

	Year ended December 31,
	2012	2011	2010	2009	2008
Cash flows from (used in):
Operating activities	$542,948	$400,956	$359,029	$283,809	$217,808
Investing activities	(2,475,933)	(830,802)	(1,737,700)	(519,909)	(647,751)
Financing activities	1,948,635	458,758	1,318,070	235,086	471,925

SELECTED COMPANY FINANCIAL AND OTHER DATA (Digital Realty Trust, L.P.)

The following table sets forth selected consolidated financial and operating data on an historical basis for our operating partnership.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Amounts in thousands, except per unit data)
Statement of Operations Data:
Operating Revenues:
Rental	$990,715	$820,711	$682,026	$507,545	$401,401
Tenant reimbursements	272,309	211,811	178,081	125,136	106,754
Construction management	8,428	29,286	4,923	3,399	3,907
Other	7,615	902	371	1,062	15,383

Total operating revenues	1,279,067	1,062,710	865,401	637,142	527,445
Operating Expenses:
Rental property operating and maintenance	380,176	307,922	250,225	174,038	150,054
Property taxes	69,475	49,946	44,432	36,004	31,102
Insurance	9,600	8,024	8,133	6,111	4,988
Construction management	1,596	22,715	1,542	2,200	1,093
Depreciation and amortization	382,553	310,425	263,903	198,052	172,378
General and administrative	57,209	53,624	47,196	39,988	37,652
Transactions	11,120	5,654	7,438	2,177	739
Other	1,260	90	226	783	1,084

Total operating expenses	912,989	758,400	623,095	459,353	399,090

Operating income	366,078	304,310	242,306	177,789	128,355
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	8,135	4,952	5,254	2,172	2,369
Interest and other income	1,892	3,260	616	753	2,106
Interest expense	(157,108)	(149,350)	(137,384)	(88,442)	(63,621)
Tax expense	(2,647)	42	(1,851)	(1,038)	(1,109)
Loss from early extinguishment of debt	(303)	(1,088)	(3,529)	—	(182)

Net income	216,047	162,126	105,412	91,234	67,918
Net (income) loss attributable to noncontrolling interests in consolidated joint ventures	444	324	288	(140)	(335)

Net income attributable to Digital Realty Trust, L.P.	216,491	162,450	105,700	91,094	67,583
Preferred units distributions	(38,672)	(25,397)	(37,004)	(40,404)	(38,564)
Costs on redemption of preferred units	—	—	(6,951)	—	—

Net income available to common unitholders	$177,819	$137,053	$61,745	$50,690	$29,019

Per Unit Data:
Basic income per unit available to common unitholders	$1.48	$1.33	$0.69	$0.62	$0.39
Diluted income per unit available to common unitholders	$1.48	$1.32	$0.68	$0.61	$0.38
Cash distributions per common unit	$2.92	$2.72	$2.02	$1.47	$1.26
Weighted average common units outstanding:
Basic	119,861,380	103,053,004	89,261,172	81,715,226	75,160,263
Diluted	120,150,290	103,817,378	90,999,145	82,785,746	76,766,756

	December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Net investments in real estate	$7,603,136	$5,242,515	$4,584,477	$3,157,193	$2,748,220
Total assets	8,819,214	6,098,566	5,329,483	3,745,059	3,281,045
Global revolving credit facility	723,729	275,106	333,534	205,547	138,579
Unsecured term loan	757,839	—	—	—	—
Unsecured senior notes, net of discount	1,738,221	1,441,072	1,066,030	83,000	58,000
Exchangeable senior debentures, net of discount	266,400	266,400	353,702	432,234	161,901
Mortgages and other secured loans, net of premiums	792,376	947,132	1,043,188	1,063,663	1,026,594
Total liabilities	5,320,830	3,518,155	3,274,820	2,110,258	1,705,969
General partner’s capital	3,480,496	2,578,797	2,004,599	1,586,942	1,553,424
Limited partners’ capital	26,854	49,244	56,215	60,875	71,041
Accumulated other comprehensive loss	(14,910)	(60,067)	(45,860)	(30,630)	(53,747)
Noncontrolling interests in consolidated joint ventures	5,944	12,437	39,709	17,614	4,358
Total liabilities and capital	$8,819,214	$6,098,566	$5,329,483	$3,745,059	$3,281,045

	Year ended December 31,
	2012	2011	2010	2009	2008
Cash flows from (used in):
Operating activities	$542,948	$400,956	$359,029	$283,809	$217,808
Investing activities	(2,475,933)	(830,802)	(1,737,700)	(519,909)	(647,751)
Financing activities	1,948,635	458,758	1,318,070	235,086	471,925

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business and strategy. Our primary business objectives are to maximize: (i) sustainable long-term growth in earnings and funds from operations per share and unit and (ii) cash flow and returns to our stockholders and our operating partnership’s unitholders through the payment of distributions. We expect to achieve our objectives by focusing on our core business of investing in and developing technology-related real estate. A significant component of our current and future internal growth is anticipated through the development of our existing space held for development and new properties. We target high quality, strategically located properties containing applications and operations critical to the day-to-day operations of corporate enterprise datacenter and technology industry tenants and properties that may be developed for such use. Most of our properties contain fully redundant electrical supply systems, multiple power feeds, above-standard precision cooling systems, raised floor areas, extensive in-building communications cabling and high-level security systems. We focus solely on technology-related real estate because we believe that the growth in corporate datacenter adoption and the technology-related real estate industry generally will continue to be superior to that of the overall economy.

As of December 31, 2012, we owned an aggregate of 117 technology-related real estate properties, excluding three properties held as investments in unconsolidated joint ventures and developable land, with approximately 21.9 million rentable square feet including approximately 2.4 million square feet of space held for development. At December 31, 2012, approximately 1,372,000 square feet was under construction for Turn-Key FlexSM, Powered Base Building® and Custom Solutions (formerly referred to as Build-to-Suit) product, all of which are expected to be income producing on or after completion, in 10 U.S. domestic markets, one European market and one Australian market, consisting of approximately 413,000 square feet of space under development projects and 959,000 square feet of land under development projects. We have developed detailed, standardized procedures for evaluating acquisitions to ensure that they meet our financial, technical and other criteria. We expect to continue to acquire additional assets as a part of our growth strategy. We intend to aggressively manage and lease our assets to increase their cash flow. We intend to continue to build out our development portfolio when justified by anticipated returns.

We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to Digital Realty Trust, Inc.’s common stock and preferred stock. We currently intend to limit our indebtedness to 60% of our total enterprise value and, based on the closing price of Digital Realty Trust, Inc. common stock on December 31, 2012 of $67.89, our ratio of debt to total enterprise value was approximately 32% as of December 31, 2012. Our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our company’s incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of its common stock and excluding long-term incentive units and Class C units), plus the book value of our total consolidated indebtedness.

Revenue base. As of December 31, 2012, we owned 117 properties through our operating partnership, excluding three properties held as investments in unconsolidated joint ventures and developable land. These properties are mainly located throughout the U.S., with 21 properties located in Europe, three properties in Australia, one property in Asia and one property in Canada. We, through our predecessor, acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties Acquired(1)	Net Rentable Square Feet(2)	Square Feet of Space Held for Development as of December 31, 2012(3)
2002	5	1,156,483	46,530
2003	6	1,074,662	—
2004	10	2,529,940	157,363
2005	20	3,388,978	161,319
2006	16	2,184,025	37,573
2007(4)	13	2,129,363	178,455
2008	5	344,173	220,075
2009(5)	6	1,010,265	598,339
2010	15	2,123,120	364,342
2011(6)	8	822,127	134,829
2012	13	2,725,621	528,432

Properties owned as of December 31, 2012	117	19,488,757	2,427,257

(1)	Excludes properties sold in 2007 and 2006: 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006.
(2)	Current net rentable square feet as of December 31, 2012, which represents the current square feet at buildings under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes tenants’ proportional share of common areas but excludes space held for development.
(3)	Development space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space. The amounts included in this table represent development space as of December 31, 2012 in the properties acquired during the relevant period.
(4)	Includes three developed buildings (43915 Devin Shafron Drive, 43830 Devin Shafron Drive and 43790 Devin Shafron Drive) placed into service in 2010 and 2011 that are being included with a property (Devin Shafron buildings) that was acquired in 2007.
(5)	Includes a developed building (21551 Beaumeade Circle) placed into service in 2011 that is being included with a property (21561 & 21571 Beaumeade Circle) that was acquired in 2009.
(6)	Includes three developed buildings (3825 NW Aloclek Place in Portland, Oregon, 98 Radnor Drive in Melbourne, Australia and 1-23 Templar Road in Sydney, Australia) placed into service in 2012 that were acquired in 2011.

As of December 31, 2012, the properties in our portfolio were approximately 94.4% leased excluding 2.4 million square feet of space held for development. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of December 31, 2012, our original average lease term was approximately 14 years, with an average of approximately seven years remaining. The majority of our leasing since the completion of our IPO has been at lease terms shorter than 12 years. Our lease expirations through December 31, 2014 are 11.2% of rentable square feet excluding space held for development as of December 31, 2012.

Factors Which May Influence Future Results of Operations

Global market and economic conditions

In the United States and globally, market and economic conditions have been unprecedented over the past few years and challenging with tighter credit conditions and slower economic growth in all markets in which we own properties and conduct our operations. The U.S. and global economies have experienced a recession and face continued concerns about the systemic impact of adverse economic conditions, such as high energy costs, geopolitical issues, the availability and cost of credit, unstable global financial and mortgage markets, high corporate, consumer and governmental debt levels, ongoing sovereign debt and economic issues in European countries, concerns regarding the U.S. budget deficit, debt ceiling, spending cuts and the possibility of further downgrades to the U.S. government’s credit rating, high unemployment and declining residential and commercial real estate markets. The current European debt crisis, particularly most recently in Greece, Italy, Ireland, Portugal and Spain, has raised concerns regarding the debt burden of certain countries using the euro as their currency and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual eurozone countries. These concerns could lead to the re-introduction of individual currencies in one or more eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro be dissolved entirely, the legal and contractual consequences for parties to euro-denominated contracts are uncertain and would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could adversely affect our leasing and financing activities, rents we receive, potential acquisitions and development projects in Europe.

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

In addition, our access to funds under our global revolving credit facility and other lines of credit depend on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. We cannot assure you that long-term disruptions in the global economy and tighter credit conditions among, and potential failures or nationalizations of, third party financial institutions as a result of such disruptions will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitments to us, our business, results of operations, cash flows and financial condition could be adversely affected.

If we do not have sufficient cash flow to continue operating our business and are unable to borrow additional funds, access our existing lines of credit or raise equity or debt capital, we may need to source alternative ways to increase our liquidity. Such alternatives may include, without limitation, curtailing development activity, disposing of one or more of our properties possibly on disadvantageous terms or entering into or renewing leases on less favorable terms than we otherwise would.

Rental income. The amount of rental income generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 2.4 million square feet of space held for development, as of December 31, 2012, the occupancy rate of the properties in our portfolio was approximately 94.4% of our net rentable square feet.

As of December 31, 2012, we had 2,016 leases with a total of 595 tenants. As of December 31, 2012, approximately 82% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 19.5 million net rentable square feet, excluding space held for development, at December 31, 2012 is approximately 390,000 net rentable square feet of space with extensive datacenter improvements that is currently, or will shortly be, available for lease. Since our IPO, we have leased approximately 3,115,000 square feet of similar space. These Turn-Key FlexSM facilities are effective solutions for tenants who prefer to utilize a partner with the expertise or capital budget to provide extensive datacenter infrastructure and security. Our expertise in datacenter construction and operations enables us to lease space to these tenants at a premium over other uses. In addition, as of December 31, 2012, we had approximately 2.4 million square feet of space held for development, or approximately 10% of the total rentable space in our portfolio, including four vacant properties comprising approximately 624,000 square feet. Our ability to grow earnings depends in part on our ability to develop space and lease development space at favorable rates, which we may not be able to obtain. Development space requires significant capital investment in order to develop datacenter facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for development space. We may purchase additional vacant properties and properties with vacant development space in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”

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

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 1.1 million square feet of available space in our portfolio, which excludes approximately 2.4 million square feet of space held for development as of December 31, 2012, leases representing approximately 4.0% and 7.2% of the net rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2013 and 2014, respectively.

During the year ended December 31, 2012, we signed new leases totaling approximately 878,000 square feet of space and renewal leases totaling approximately 833,000 square feet of space. The following table summarizes our leasing activity in the year ended December 31, 2012:

	Number of Leases(1)	Rentable Square Feet(2)	Expiring Rates(3)	New Rates(3)	Rental Rate Changes	TI’s/Lease Commissions Per Square Foot(4)	Weighted Average Lease Terms (months)
Leasing Activity(5)

Renewals Signed
Turn-Key Flex	23	212,432	$156.65	$164.85	5.2%	$27.00	89.6
Powered Base Building	14	408,453	$29.50	$35.50	20.3%	$16.25	105.0
Colocation	61	74,780	$161.73	$178.59	10.4%	$1.74	25.7
Non-technical	34	136,855	$24.98	$26.21	4.9%	$2.81	95.6

New Leases Signed
Turn-Key Flex	63	536,683	—	$162.35	—	$57.34	124.6
Powered Base Building	5	68,273	—	$32.57	—	$9.08	175.4
Custom Solutions	2	86,691	—	$65.39	—	$33.08	116.3
Colocation	73	28,312	—	$256.08	—	$27.88	38.5
Non-technical	40	157,594	—	$21.91	—	$34.00	123.0

Leasing Activity Summary

Turn-Key Flex	86	749,115	—	$163.06	—	—
Powered Base Building	19	476,726	—	$35.08	—	—
Custom Solutions	2	86,691	—	$65.39	—	—
Colocation	134	103,092	—	$199.87	—	—
Non-technical	74	294,449	—	$23.91	—	—

(1)	The number of leases represents the leased-unit count; a lease could include multiple units.
(2)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(3)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.
(4)	Excludes short term leases.
(5)	Commencement dates for the leases signed range from 2012 to 2014.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key markets for datacenter space and expect the rental rates we are likely to achieve on any new (re-leased) or renewed datacenter space leases for 2013 expirations will generally be higher than the rates currently being paid for the same space. For the year ended December 31, 2012, rents on renewed space increased by an average of 5.2% on a GAAP basis on our Turn-Key FlexSM space compared to the expiring rents and increased by an average of 20.3% on a GAAP basis on our Powered Base Building space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole due to a number of factors, including local real estate conditions, local supply and demand for datacenter space, competition from other datacenter developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Market concentration. We depend on the market for technology-based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of December 31, 2012, our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of December 31, 2012 total annualized rent(1)
London, England	12.1%
Silicon Valley	10.7%
Dallas	10.7%
Northern Virginia	9.4%
New York Metro	8.7%
San Francisco	7.7%
Chicago	7.6%
Phoenix	6.8%
Boston	4.5%
Los Angeles	4.1%
Paris, France	2.7%
Dublin, Ireland	2.0%
Other	13.0%

100.0%

(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2012 multiplied by 12. The aggregate amount of abatements for the year ended December 31, 2012 was approximately $19.0 million. Total annualized rent excludes annualized rent from unconsolidated joint ventures.

Operating expenses. Our operating expenses generally consist of utilities, property and ad valorem taxes, property management fees, insurance and site maintenance costs, as well as rental expenses on our ground and building leases. In particular, our buildings require significant power to support the datacenter operations contained in them. Many of our leases contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. However, we generally are not entitled to reimbursement of property operating expenses, except energy costs, under our leases for Turn-Key FlexSM facilities. We also incur general and administrative expenses, including expenses relating to our asset management function, as well as significant legal, accounting and other expenses related to corporate governance, SEC reporting and compliance with the various provisions of the Sarbanes-Oxley Act. Increases or decreases in such operating expenses will impact our overall performance. We expect to incur additional operating expenses as we continue to expand.

Climate change legislation. In June 2009, the U.S. House of Representatives approved comprehensive clean energy and climate change legislation intended to cut greenhouse gas, or GHG, emissions, create new clean energy jobs and enhance the energy independence of the United States, which included a cap-and-trade program for GHG emissions. The U.S. Senate did not subsequently pass similar legislation. New climate change legislation was introduced in the U.S. Senate in 2013, but significant opposition to federal climate change legislation exists. As a result, action to reduce GHG emissions likely will be focused on regulatory agencies, primarily the U.S. Environmental Protection Agency, or EPA, and state actions. The EPA has been moving aggressively to regulate GHG emissions from automobiles and large stationary sources, including electricity producers, using its own authority under the Clean Air Act. The EPA made an endangerment finding in 2009 that allows it to create regulations imposing emission reporting, permitting, control technology installation, and monitoring requirements applicable to certain emitters of GHGs, including facilities that provide electricity to our data centers, although the materiality of the impacts will not be known until all regulations are finalized. The EPA has already finalized its GHG “reporting rule,” which requires that certain emitters, including electricity generators, monitor and report GHG emissions. The EPA has also finalized its “tailoring rule,” which imposes certain permitting and control technology requirements upon newly-constructed or modified facilities which emit GHGs over a certain threshold under the Clean Air Act New Source Review Prevention of Significant Deterioration, or NSR PSD, and Title V permitting programs. As a result, NSR PSD or Title V permits issued after January 2, 2011, for new or modified electricity generating and other facilities may need to address GHG emissions, including by requiring the installation of Best Available Control Technology. Some of those regulations have been finalized and currently are in litigation, and courts have rejected certain legal challenges to the endangerment findings, the tailoring rule, and other regulations. In addition, the EPA proposed in April 2012 a rule that would set a GHG emission standard applicable to new electricity generating units, and the EPA has discussed the possibility of setting a GHG emission standard applicable to existing electricty generating units. States have also taken actions to regulate GHG emissions. For example, California enacted AB 32, the Global Warming Solutions Act of 2006, which established the first statewide program in the United States to limit GHG emissions and impose penalties for non-compliance. The California Air Resources Board, or CARB, has taken, and plans to take, various actions to implement AB 32, including the approval in December 2008 of an AB 32 Scoping Plan summarizing a number of GHG-reduction strategies for California. CARB approved in December 2010 and revised in October 2011 a GHG cap-and-trade program, which began requiring certain generators and importers of electricity, as well as other entities, to obtain compliance instruments beginning in 2013. As another example of state action, the Western Climate Initiative, which once included seven states and four Canadian provinces, has developed GHG reduction strategies, among them a GHG cap-and-trade program. In addition, since 2005 the European Union (including the United Kingdom) has been operating under a cap-and-trade program, which directly affects the largest emitters of greenhouse gases, including electricity producers from whom we purchase power. Any additional taxation or regulation of energy use, including as a result of (i) new legislation that Congress may pass, (ii) the regulations that the U.S. EPA has proposed or finalized, (iii) regulations under legislation that states have passed or may pass, or (iv) any further reductions in the EU greenhouse gas cap could significantly increase our costs, and we may not be able to effectively pass all of these costs on to our tenants.

Interest rates. As of December 31, 2012, we had approximately $706.7 million of variable rate debt subject to interest rate swap agreements, including $140.7 million of mortgage debt and $566.0 million on our unsecured term loan, along with $723.7 million and $191.8 million of variable rate debt that was outstanding on the global revolving credit facility and the unswapped portion of the unsecured term loan, respectively. The availability of debt and equity capital may decrease as a result of the circumstances described above under “Global market and economic conditions.” The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.

Demand for datacenter space. Our portfolio of properties consists primarily of technology-related real estate and datacenter real estate in particular. A decrease in the demand for, or increase in supply of, datacenter space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. Our development activities make us particularly susceptible to general economic slowdowns, including recessions and the other circumstances described above under “Global market and economic conditions,” as well as adverse developments in the corporate datacenter, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for datacenter space. Reduced demand could also result from business relocations, including to markets that we do not currently serve. Changes in industry practice or in technology, such as virtualization technology, more efficient computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical datacenter space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. In addition, demand for datacenter space in our properties, or the rates at which we lease space, may be adversely impacted either across our portfolio or in specific markets as a result of an increase in the number of competitors, or the amount of space being offered in our markets and other markets by our competitors.

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

Investments in Real Estate

Acquisition of real estate. The price that we pay to acquire a property is impacted by many factors including the condition of the property and improvements, the occupancy of the building, the term and rate of in place leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors.

Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the property and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of in place leases, any debt or deferred taxes assumed from the seller or loans made by the seller to us and any building leases assumed from the seller. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations. For example, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the property as opposed to allocating to the value of in-place tenant leases, this amount would be recognized as an expense over a much longer period of time. This potential effect occurs because the amounts allocated to property are depreciated over the estimated lives of the property whereas amounts allocated to in-place tenant leases are amortized over the estimated term (including renewal and extension assumptions) of the leases. Additionally, the amortization of the value (or negative value) assigned to in place leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place tenant leases and tenant relationships, which is included in depreciation and amortization in our consolidated statements of operations.

Capitalization of Costs. Direct and indirect project costs that are clearly associated with the development of properties are capitalized as incurred. Project costs include all costs directly associated with the development of a property, including construction costs, interest, property taxes, insurance, legal fees and costs of personnel working on the project. Indirect costs that do not clearly relate to the projects under development are not capitalized and are charged to expense as incurred.

Capitalization of costs begins when activities, including development of plans, process of obtaining permits from governmental authorities and physical construction that are necessary to get the asset ready for its intended use are in progress and costs have been incurred. Capitalization of costs ceases when the development project is substantially complete and ready for its intended use. Determining when a development project commences, and when it is substantially complete and ready for its intended use involves a degree of judgment. We generally consider a development project to be substantially complete and ready for its intended use upon commissioning, which is when the developed project has been tested at full load, or receipt of a certificate of occupancy. We cease cost capitalization if activities necessary for the development of the property have been suspended. Capitalized costs are allocated to the specific components of a project that are benefited.

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

Asset impairment evaluation. We review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in the rental rates of the property, a significant adverse change in the extent or manner in which the property is being used, a significant adverse change in the expected use based on the underwriting at the time of acquisition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of the property, or a history of operating or cash flow losses of the property. When such impairment indicators exist, we review an estimate of the future undiscounted net cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition and compare that estimate to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our future undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether the carrying value of a property is recoverable, our strategy of holding properties over the long-term directly decreases the likelihood of their carrying values not being recoverable and therefore requiring the recording of an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that the asset fails the recoverability test, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the years ended December 31, 2012, 2011 and 2010. A summary of our operating results from continuing operations for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands).

	Year Ended December 31,
	2012	2011	2010
Income Statement Data:
Total operating revenues	$1,279,067	$1,062,710	$865,401
Total operating expenses	(912,989)	(758,400)	(623,095)

Operating income	366,078	304,310	242,306
Other expenses, net	(150,031)	(142,184)	(136,894)

Net income	$216,047	$162,126	$105,412

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of this growth, our period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (same store properties are properties that were owned and operated for the entire current period and the entire immediate preceding year). The following table identifies each of the properties in our portfolio acquired from January 1, 2010 through December 31, 2012.

Acquired Buildings	Acquisition Date	Space Held for Development as of December 31, 2012(1)	Net Rentable Square Feet Excluding Space Held for Development(2)	Square Feet Including Space Held for Development	Occupancy Rate as of December 31, 2012(3)
As of December 31, 2009 (81 properties)		1,382,809	13,284,562	14,667,371	94.5%
Year Ended December 31, 2010
128 First Avenue	Jan-10	—	274,750	274,750	97.3
55 Middlesex	Jan-10	—	106,000	106,000	96.2
60 & 80 Merritt	Jan-10	—	169,540	169,540	100.0
43915 Devin Shafron Drive(4)	Jan-10	3,247	129,033	132,280	100.0
1725 Comstock Street	Apr-10	—	39,643	39,643	100.0
3105 and 3115 Alfred Street	May-10	—	49,858	49,858	87.9
Cateringweg 5	Jun-10	—	55,972	55,972	100.0
365 Main Street	Jul-10	—	226,981	226,981	84.0
720 2nd Street	Jul-10	—	121,220	121,220	89.5
2260 East El Segundo Boulevard	Jul-10	—	132,240	132,240	99.6
2121 South Price Road	Jul-10	151,814	367,665	519,479	80.3
4030-4050 La Fayette	Jul-10	30,333	115,070	145,403	99.6
800 Central Expressway	Aug-10	117,867	32,133	150,000	—
2950 Zanker Road	Aug-10	—	69,700	69,700	100.0
900 Dorothy Drive	Aug-10	—	56,176	56,176	100.0
29A International Business Park	Nov-10	64,328	306,172	370,500	77.2

Subtotal		367,589	2,252,153	2,619,742	89.3%
Year Ended December 31, 2011
43830 Devin Shafron Drive(4)	Mar-11	13,598	99,652	113,250	84.4
43790 Devin Shafron Drive(4)	Jun-11	—	152,138	152,138	100.0
1-23 Templar Road(5)	Jul-11	45,015	41,202	86,217	16.8
Fountain Court	Jul-11	89,814	42,764	132,578	16.8
98 Radnor Drive(5)	Aug-11	—	52,988	52,988	100.0
3825 NW Aloclek Place(5)	Aug-11	—	48,574	48,574	100.0
11085 Sun Center Drive	Sep-11	—	69,048	69,048	100.0
21551 Beaumeade Circle(6)	Dec-11	—	152,504	152,504	100.0
1506 Moran Road	Dec-11	—	78,295	78,295	100.0
760 Doug Davis Drive	Dec-11	—	334,306	334,306	100.0
360 Spear Street	Dec-11	—	154,950	154,950	100.0

Subtotal		148,427	1,226,421	1,374,848	93.0%
Year Ended December 31, 2012
Convergence Business Park	Feb-12	—	819,243	819,243	99.7
9333, 9355, 9377 Grand Avenue	May-12	117,515	457,429	574,944	100.0
8025 North Interstate 35	May-12	—	62,237	62,237	100.0
400 S. Akard Street	Jun-12	—	269,563	269,563	94.7
Unit B Prologis Park	Jul-12	—	120,000	120,000	100.0
The Chess Building	Jul-12	—	133,000	133,000	97.3
Unit 21 Goldworth Park Trading Estate	Jul-12	139,917	340,325	480,242	99.3
11900 East Cornell Avenue	Sep-12	—	285,840	285,840	94.3
701 Union Boulevard	Nov-12	271,000	—	271,000	—
23 Waterloo Rd	Dec-12	—	51,990	51,990	100.0
1 Rue Jean-Pierre	Dec-12	—	104,666	104,666	100.0
Liet-dit le Christ de Saclay	Dec-12	—	21,337	21,337	100.0
127 Rue de Paris	Dec-12	—	59,991	59,991	100.0

		528,432	2,725,621	3,254,053	98.6%

		2,427,257	19,488,757	21,916,014	94.4%

(1)	Space held for development requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space.
(2)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease based on engineering drawings. Net rentable square feet includes tenants’ proportional share of common areas but excludes space held for development.
(3)	Occupancy rates exclude space held for development. For some of our properties, we calculate occupancy based on factors in addition to contractually leased square feet, including available power, required support space and common area.
(4)	Includes three developed buildings (43915 Devin Shafron Drive, 43830 Devin Shafron Drive and 43790 Devin Shafron Drive) placed into service in 2010 and 2011 that are being included with a property (Devin Shafron buildings) that was acquired in 2007.
(5)	Includes three developed buildings (1-23 Templar Road, 98 Radnor Drive and 3825 NW Aloclek Place) placed into service and included in our property count in 2012 that were acquired in 2011.
(6)	Includes a developed building (21551 Beaumeade Circle) placed into service in 2011 that is being included with a property (21561 & 21571 Beaumeade Circle) that was acquired in 2009.

In May 2008, we acquired 701 & 717 Leonard Street, a parking garage in Dallas, Texas; however, we exclude the acquisition from our property count because it is located adjacent to our internet gateway datacenter located at 2323 Bryan Street and is not considered a separate property.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011 and Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

Portfolio

As of December 31, 2012, our portfolio consisted of 117 properties, excluding three properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 21.9 million rentable square feet including 2.4 million square feet of space held for development compared to a portfolio consisting of 101 properties, excluding three properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 18.3 million rentable square feet including 2.4 million square feet of space held for development as of December 31, 2011 and a portfolio consisting of 96 properties, excluding two properties held as investments in an unconsolidated joint ventures and developable land, with an aggregate of 16.8 million rentable square feet including 2.2 million square feet of space held for development as of December 31, 2010. The increase in our portfolio reflects the acquisition of 15 properties in 2010, 5 properties in 2011 and 13 properties in 2012.

Revenues

Total operating revenues for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	Years Ended December 31,			Change		Percentage Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010	2012 vs 2011	2011 vs 2010
Rental	$990,715	$820,711	$682,026	$170,004	$138,685	20.7%	20.3%
Tenant reimbursements	272,309	211,811	178,081	60,498	33,730	28.6%	18.9%
Construction management fee	8,428	29,286	4,923	(20,858)	24,363	(71.2%)	494.9%
Other	7,615	902	371	6,713	531	744.2%	143.1%

Total operating revenues	$1,279,067	$1,062,710	$865,401	$216,357	$197,309	20.4%	22.8%

As shown by the same store and new properties table below, the increases in rental revenues and tenant reimbursement revenues in the year ended December 31, 2012 compared to 2011 were due to new leasing at our same store properties, including completed and leased development space, and acquisitions of properties. These factors also caused the increases in rental revenues and tenant reimbursements in the year ended December 31, 2011 compared to 2010. Other revenues changes in the years presented were primarily due to the timing of varying tenant termination revenues. We acquired 13, 5 and 15 properties during the years ended December 31, 2012, 2011 and 2010, respectively.

The following tables show total operating revenues for same store properties and new properties (in thousands).

	Same Store Year Ended December 31,			New Properties Year Ended December 31,
	2012	2011	Change	2012	2011	Change
Rental	$899,318	$819,251	$80,067	$91,397	$1,460	$89,937
Tenant reimbursements	235,202	211,425	23,777	37,107	386	36,721
Construction management fee	—	—	—	8,428	29,286	(20,858)
Other	7,615	902	6,713	—	—	—

Total operating revenues	$1,142,135	$1,031,578	$110,557	$136,932	$31,132	$105,800

Same store rental revenues increased for the year ended December 31, 2012 compared to the same period in 2011 primarily as a result of new leases at our properties during 2012 due to strong demand for datacenter space, including leases of completed development space, the largest of which was for space in 29A International Business Park, 4030-4050 Lafayette and 4849 Alpha Road. Rental revenue included amounts earned from leases with The tel(x) Group, Inc., or tel(x), which was sold to an unrelated third party in 2011, of approximately $46.4 million and $42.5 million for the year ended December 31, 2012 and 2011, respectively. Same store tenant reimbursement revenues increased for the year ended December 31, 2012 as compared to the same period in 2011 primarily as a result of new leasing and higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 29A International Business Park, 350 East Cermak Road, 1100 Space Park Drive and Paul van Vlissingenstraat 16.

New properties revenue increases were caused by properties acquired during the period from January 1, 2011 to December 31, 2012. For the year ended December 31, 2012, the Sentrum Portfolio, Convergence Business Park, 760 Doug Davis Drive and 360 Spear Street contributed $109.3 million, or approximately 86%, of the new properties increase in rental revenues and tenant reimbursements compared to the same period in 2011. Construction management fee revenue was significantly higher in 2011 due to a contract in which the majority of the work was performed in 2011. The contract was completed in early 2012.

	Same Store Year Ended December 31,			New Properties Year Ended December 31,
	2011	2010	Change	2011	2010	Change
Rental	$638,350	$584,673	$53,677	$182,361	$97,351	$85,010
Tenant reimbursements	153,805	145,993	7,812	58,006	32,088	25,918
Construction management fee	—	—	—	29,286	4,923	24,363
Other	897	371	526	5	—	5

Total operating revenues	$793,052	$731,037	$62,015	$269,658	$134,362	$135,296

Same store rental revenues increased for the year ended December 31, 2011 compared to the same period in 2010 primarily as a result of new leases at our properties during 2011 due to strong demand for datacenter space, including leases of completed development space, the largest of which was for space in Devin Shafron Drive (6 buildings), 365 South Randolphville Road and St. Anne’s Boulevard (3 buildings). Rental revenue included amounts earned from leases with tel(x), which was sold to an unrelated third party in 2011, of approximately

$42.5 million and $26.8 million for the year ended December 31, 2011 and 2010, respectively. Same store tenant reimbursement revenues increased for the year ended December 31, 2011 as compared to the same period in 2010 primarily as a result of new leasing and higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at Devin Shafron Drive (6 buildings), Paul van Vlissingenstraat, Unit 9, Blanchardstown Corporate Park and 4849 Alpha Road.

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

Operating Expenses and Interest Expense

Operating expenses and interest expense during the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	Years Ended December 31,			Change		Percentage Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010	2012 vs 2011	2011 vs 2010
Rental property operating and maintenance	$380,176	$307,922	$250,225	$72,254	$57,697	23.5%	23.1%
Property taxes	69,475	49,946	44,432	19,529	5,514	39.1%	12.4%
Insurance	9,600	8,024	8,133	1,576	(109)	19.6%	(1.3%)
Construction management	1,596	22,715	1,542	(21,119)	21,173	(93.0%)	1373.1%
Depreciation and amortization	382,553	310,425	263,903	72,128	46,522	23.2%	17.6%
General and administrative	57,209	53,624	47,196	3,585	6,428	6.7%	13.6%
Transactions	11,120	5,654	7,438	5,466	(1,784)	96.7%	(24.0%)
Other	1,260	90	226	1,170	(136)	1300.0%	(60.2%)

Total operating expenses	$912,989	$758,400	$623,095	$154,589	$135,305	20.4%	21.7%

Interest expense	$157,108	$149,350	$137,384	$7,758	$11,966	5.2%	8.7%

As shown in the same store and new properties table below, total expenses for the year ended December 31, 2012 increased compared to the same period in 2011 primarily as a result of higher consumption and utility rates in several of our properties along with development projects being placed into service leading to higher utility expense in 2012. The following table shows expenses for new properties (properties that were acquired after December 31, 2010) and same store properties (all other properties) (in thousands).

	Same Store			New Properties
	Year Ended December 31,			Year Ended December 31,
	2012	2011	Change	2012	2011	Change
Rental property operating and maintenance	$342,835	$307,347	$35,488	$37,341	$575	$36,766
Property taxes	62,745	49,732	13,013	6,730	214	6,516
Insurance	8,486	7,680	806	1,114	344	770
Construction management	—	—	—	1,596	22,715	(21,119)
Depreciation and amortization	340,911	310,136	30,775	41,642	289	41,353
General and administrative(1)	57,209	53,624	3,585	—	—	—
Transactions	—	—	—	11,120	5,654	5,466
Other	1,260	90	1,170	—	—	—

Total operating expenses	$813,446	$728,609	$84,837	$99,543	$29,791	$69,752

Interest expense(2)	$144,136	$149,085	$(4,949)	$12,972	$265	$12,707

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.

(2)	Interest expense on our global revolving credit facility and unsecured term loan is allocated on a specific property basis.

Same store rental property operating and maintenance expenses increased in the year ended December 31, 2012 compared to the same period in 2011 primarily as a result of higher consumption and utility rates in several of our properties along with development projects being placed into service leading to higher utility expense in 2012. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and executed leasing activities of $31.6 million and $24.7 million for the years ended December 31, 2012 and 2011, respectively.

Same store depreciation and amortization expense increased in the year ended December 31, 2012 compared to the same period in 2011, principally because of depreciation of development projects that were placed into service in late 2011 and during 2012.

General and administrative expenses for the year ended December 31, 2012 increased compared to the same period in 2011 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher professional fees and marketing expenses.

Same store interest expense decreased for the year ended December 31, 2012 as compared to the same period in 2011 primarily as a result of lower average outstanding mortgage debt balances during 2012 compared to 2011 primarily due to the paydown of the following loans: 114 Rue Ambroise Croizat (January 2012), Unit 9, Blanchardstown Corporate Park (January 2012), 1201 Comstock Street (April 2012), 2805 Lafayette Street (May 2012), 2805 Lafayette Street Mezzanine (May 2012) and 1350 Duane Avenue/3080 Raymond Street (September 2012). This decrease was partially offset by the issuance of our 3.625% Notes due 2022 (2022 Notes) in September 2012. During the year ended December 31, 2012 and 2011, we capitalized interest of approximately $21.5 million and $17.9 million, respectively.

New properties increases were caused by properties acquired during the period from January 1, 2011 to December 31, 2012. For the year ended December 31, 2012, the Sentrum Portfolio, Convergence Business Park and 760 Doug Davis Drive contributed $67.1 million, or approximately 74%, of the total new properties increase in total operating expenses (excluding construction management) compared to the same period in 2011.

Transactions expense decreased in the year ended December 31, 2012 compared to the same period in 2011, principally because of expenses related to the acquisitions of the Sentrum Portfolio and Paris Portfolio in 2012.

	Same Store			New Properties
	Year Ended December 31,			Year Ended December 31,
	2011	2010	Change	2011	2010	Change
Rental property operating and maintenance	$217,932	$200,493	$17,439	$89,990	$49,732	$40,258
Property taxes	38,999	39,416	(417)	10,947	5,016	5,931
Insurance	6,213	6,762	(549)	1,811	1,371	440
Construction management	—	—	—	22,715	1,542	21,173
Depreciation and amortization	245,009	227,418	17,591	65,416	36,485	28,931
General and administrative(1)	53,624	47,196	6,428	—	—	—
Transactions	—	—	—	5,654	7,438	(1,784)
Other	88	226	(138)	2	—	2

Total operating expenses	$561,865	$521,511	$40,354	$196,535	$101,584	$94,951

Interest expense	$148,166	$137,102	$11,064	$1,184	$282	$902

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.

Same store rental property operating and maintenance expenses increased in the year ended December 31, 2011 compared to the same period in 2010 primarily as a result of higher consumption and utility rates in several of our properties along with development projects being placed into service leading to higher utility expense in 2011. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and executed leasing activities of $24.7 million and $18.0 million for the years ended December 31, 2011 and 2010, respectively.

Same store depreciation and amortization expense increased in the year ended December 31, 2011 compared to the same period in 2010, principally because of depreciation of development projects that were placed into service in late 2010 and during 2011.

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

Our parent company is a well-known seasoned issuer with an effective shelf registration statement filed on April 23, 2012 that allows our parent company to register unspecified various classes of equity securities. As circumstances warrant, our parent company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. Any proceeds from such equity issuances would be generally contributed to our operating partnership in exchange for additional equity interests in our operating partnership. Our operating partnership may use the proceeds to acquire additional properties, to fund development opportunities and for general working capital purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or preferred securities.

The liquidity of our parent company is dependent on our operating partnership’s ability to make sufficient distributions to our parent company. The primary cash requirement of our parent company is its payment of dividends to its stockholders. Our parent company also guarantees our operating partnership’s, as well as certain of its subsidiaries’, unsecured debt. If our operating partnership or such subsidiaries fail to fulfill their debt requirements, which trigger parent company guarantee obligations, then our parent company will be required to fulfill its cash payment commitments under such guarantees. However, our parent company’s only asset is its investment in our operating partnership.

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

On June 29, 2011, our parent company commenced an At-the-Market equity distribution program under which it can issue and sell up to $400.0 million of its common stock through, at its discretion, any of Merrill Lynch, Pierce Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC as its sales agents. For the year ended December 31, 2012, our parent company generated net proceeds of approximately $62.7 million from the issuance of approximately 1.0 million shares of common stock under the program at an average price of $66.19 per share after payment of approximately $0.6 million of commissions to the sales agents. The proceeds from the issuances were contributed to our operating partnership in exchange for the issuance of approximately 1.0 million common units to our parent company. No sales were made under the program during the three months ended December 31, 2012. For the year ended December 31, 2011, our parent company generated net proceeds of approximately $280.0 million from the issuance of approximately 4.8 million common shares under the program at an average price of $59.17 per share after payment of approximately $2.8 million of commissions to the sales agents. The proceeds from the issuances were contributed to our operating partnership in exchange for the issuance of approximately 4.8 million common units to our parent company. Our parent company has used and intends to use the net proceeds from the program to temporarily repay borrowings under our operating partnership’s global revolving credit facility, to acquire additional properties, to fund development opportunities and for general working capital purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or preferred equity securities. The sales of common stock under the equity distribution program will be made in “at the market” offerings as defined in Rule 415 of the Securities Act.

On April 5, 2012 and April 18, 2012, our parent company issued an aggregate of 7.3 million shares of 6.625% series F cumulative redeemable preferred stock for total net proceeds, after underwriting discounts and offering expenses, of $176.2 million, including the proceeds from the exercise of a portion of the underwriters’ over-allotment option. Our parent company used the net proceeds from the offering to temporarily repay borrowings under our operating partnership’s global revolving credit facility.

On July 2, 2012, our parent company completed an offering of 11.5 million shares of its common stock for total net proceeds, after deducting discounts and expenses, of approximately $797.2 million. Our parent company contributed the net proceeds from this offering to our operating partnership in exchange for 11.5 million common units, as required by our operating partnership’s partnership agreement, and our operating partnership used the net proceeds to fund a portion of the purchase price for the acquisition of the Sentrum Portfolio (defined below) and to temporarily repay borrowings under our operating partnership’s global revolving credit facility.

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

Dividends and Distributions

Our parent company is required to distribute 90% of its taxable income (excluding capital gains) on an annual basis in order for it to continue to qualify as a REIT for federal income tax purposes. Accordingly, our parent company intends to make, but is not contractually bound to make, regular quarterly distributions to its common stockholders from cash flow from our operating partnership’s operating activities. While historically our parent company has satisfied this distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of cash or other property. All such distributions are at the discretion of our parent company’s board of directors. Our parent company considers market factors and our operating partnership’s performance in addition to REIT requirements in determining distribution levels. Our parent company has distributed 100% of its taxable income since inception to minimize corporate level federal income taxes. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our parent company’s status as a REIT. The exchange rate on the operating partnership’s 5.50% exchangeable senior debentures due 2029 (2029 Debentures) is subject to adjustment for certain events, including, but not limited to, certain dividends on our parent company’s common stock in excess of $0.33 per share per quarter. Therefore, the declaration and payment of quarterly dividends by our parent company in excess of this threshold may increase the dilutive impact of our operating partnership’s exchangeable debentures on our parent company’s common stockholders.

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

Our parent company has declared the following dividends on its common and preferred stock for the years ended December 31, 2012, 2011 and 2010 (in thousands):

Date dividend declared	Dividend payable date	Series A Preferred Stock(1)		Series B Preferred Stock(2)		Series C Preferred Stock(3)		Series D Preferred Stock(4)	Series E Preferred Stock(5)		Series F Preferred Stock(6)		Common Stock
February 23, 2010	March 31, 2010	$2,199		$1,246		$1,914		$4,742	$—		$—		$37,512	(7)
April 27, 2010	June 30, 2010	2,199		1,246		1,914		4,742	—		—		41,783	(7)
July 19, 2010	September 30, 2010	—	(8)	1,246		1,914		4,739	—		—		47,024	(9)
November 2, 2010	December 31, 2010 for Series C and D Preferred Stock; January 14, 2011 for Common Stock	—		—	(10)	1,914		4,739	—		—		48,297	(9)

		$4,398		$3,738		$7,656		$18,962	$—		$—		$174,616

February 10, 2011	March 31, 2011	$—		$—		$1,832		$4,690	$—		$—		$62,459	(11)
April 25, 2011	June 30, 2011	—		—		1,441		3,272	—		—		67,031	(11)
July 25, 2011	September 30, 2011	—		—		1,402		3,034	—		—		69,830	(11)
October 24, 2011	December 30, 2011 for Series C, D and E Preferred Stock; January 13, 2012 for Common Stock	—		—		1,402		2,398	5,926	(12)	—		72,092	(11)

		$—		$—		$6,077		$13,394	$5,926		$—		$271,412

February 14, 2012	March 30, 2012	$—		$—		$1,402		$2,398	$5,031		$—		$78,335	(13)
April 23, 2012	June 29, 2012	—		—		—	(14)	2,394	5,031		2,888	(15)	80,478	(13)
July 19, 2012	September 28, 2012	—		—		—		1,723	5,031		3,023		89,679	(13)
October 30, 2012	December 31, 2012 for Series D, E and F Preferred Stock; January 15, 2013 for Common Stock	—		—		—		1,697	5,031		3,023		90,582	(13)

		$—		$—		$1,402		$8,212	$20,124		$8,934		$339,074

(1)	$2.125 annual rate of dividend per share.
(2)	$1.969 annual rate of dividend per share.
(3)	$1.094 annual rate of dividend per share.
(4)	$1.375 annual rate of dividend per share.
(5)	$1.750 annual rate of dividend per share.
(6)	$1.656 annual rate of dividend per share.
(7)	$1.920 annual rate of dividend per share.
(8)	Redeemed on August 24, 2010 for a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date of approximately $1.3 million. In connection with the redemption, the previously incurred offering costs of approximately $4.2 million were written-off and deducted in the computation of net income available to common stockholders.

(9)	$2.120 annual rate of dividend per share.
(10)	Redeemed on December 10, 2010 for a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date of approximately $1.0 million. In connection with the redemption, the previously incurred offering costs of approximately $2.7 million were written-off and deducted in the computation of net income available to common stockholders.
(11)	$2.720 annual rate of dividend per share.
(12)	Represents a pro rata dividend from and including the original issue date to and including December 31, 2011.
(13)	$2.920 annual rate of dividend per share.
(14)	Effective April 17, 2012, Digital Realty Trust, Inc. converted all of its outstanding 4.375% series C cumulative convertible preferred stock, or the series C preferred stock, into common stock in accordance with the terms of the series C preferred stock. Each share of series C preferred stock was converted into 0.5480 shares of Digital Realty Trust, Inc. common stock.
(15)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2012.

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

The tax treatment of distributions paid on our parent company’s common stock paid in 2012 is as follows: approximately 91% ordinary income, 8% return of capital and 1% capital gain distribution. The tax treatment of distributions paid on our parent company’s preferred stock paid in 2012 is as follows: approximately 99% ordinary income and 1% capital gain distribution. All distributions paid on our parent company’s common and preferred stock in 2011 and 2010 were classified as ordinary income for income tax purposes.

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

As of December 31, 2012, we had $56.3 million of cash and cash equivalents, excluding $44.1 million of restricted cash. Restricted cash primarily consists of interest-bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements, as well as capital expenditures.

Our short-term liquidity requirements primarily consist of operating expenses, development costs and other expenditures associated with our properties, distributions to our parent company in order for it to make dividend payments on its preferred stock, distributions to our parent company in order for it to make dividend payments to its stockholders required to maintain its REIT status, distributions to the unitholders in our operating partnership, capital expenditures, debt service on our loans and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, restricted cash accounts established for certain future payments and by drawing upon our global revolving credit facility.

On November 3, 2011, the Operating Partnership replaced its corporate and Asia Pacific revolving credit facilities with an expanded revolving credit facility, which we refer to as the global revolving credit facility, increasing its total capacity to $1.5 billion from $850 million. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to $2.25 billion, subject to the receipt of lender commitments. On August 10, 2012, we increased the aggregate commitments under our global revolving credit facility from $1.5 billion to $1.8 billion, pursuant to the partial exercise of the accordion feature. The renewed facility matures in November 2015, with a one-year extension option. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit rating of our long-term debt and is currently 125 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit rating of our long-term debt and currently 25 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, Pound Sterling, Swiss Franc and Japanese yen denominations. As of December 31, 2012, borrowings under the global revolving credit facility bore interest at a blended rate of 1.47% (U.S.), 1.75% (GBP), 1.36% (Euros), 1.56% (Singapore Dollars), 4.42% (Australian Dollars) and 1.53% (Hong Kong Dollars), which are based on 1-month LIBOR, 1-month GBP LIBOR, 1-month EURIBOR,1-month SIBOR, 1-month BBR and 1-month HIBOR, respectively, plus a margin of 1.25%. The facility also bore a blended rate of 3.50% (USD) which is based on U.S. Prime Rate plus a margin of 0.25%.We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and to provide for working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or preferred equity securities. We capitalized approximately $11.2 million of financing costs related to the global revolving credit facility. As of December 31, 2012, approximately $723.7 million was drawn under this facility and $33.7 million of letters of credit were issued, leaving approximately $1.0 billion available for use.

On April 17, 2012, we closed a new $750.0 million senior unsecured multi-currency term loan facility. The new facility matures on April 16, 2017. Interest rates are based on our senior unsecured debt ratings and are currently 145 basis points over the applicable index for floating rate advances. Funds have been drawn in U.S, Singapore and Australian dollars, as well as Euro and Pound Sterling denominations with the option to add Hong Kong dollars and Yen upon an accordion exercise. We had the ability to delay draw up to $250.0 million for up to 90 days from the date of closing. As of June 30, 2012, we had drawn approximately $525 million of the available facility based on exchange rates in effect at the time of each draw. An additional $225 million was drawn against the facility during July 2012 based on exchange rates in effect at the time of the draws. Based on exchange rates in effect at December 31, 2012, the balance outstanding is approximately $757.8 million. The new term loan provides funds for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. Covenants are consistent with our global revolving credit facility.

For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.

On June 29, 2011, our parent company commenced its new At-the-Market equity distribution program discussed under “Liquidity and Capital Resources of the Parent Company” above. For the year ended December 31, 2012, our parent company generated net proceeds of approximately $62.7 million from the issuance of approximately 1.0 million shares of common stock under the program at an average price of $66.19 per share after payment of approximately $0.6 million of commissions to the sales agents. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 1.0 million common units to our parent company. For the year ended December 31, 2011, our parent company generated net proceeds of approximately $280.0 million from the issuance of approximately 4.8 million shares of common stock under the program at an average price of $59.17 per share after payment of approximately $2.8 million of commissions to the sales agents. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 4.8 million common units to our parent company.

On February 22, 2012, we completed the acquisition of Convergence Business Park in Lewisville, Texas for a purchase price of approximately $123.0 million. The property consists of nine income producing buildings along with undeveloped land. The acquisition was funded with borrowings under our global revolving credit facility.

In March 2012, we entered into a joint venture with Savvis, Inc., a CenturyLink company. On June 26, 2012, this unconsolidated joint venture acquired a 164,000 square foot property in Hong Kong. The property is located at Tseung Kwan O Industrial Estate in New Territories, approximately 12 miles from downtown Hong Kong. As of December 31, 2012, we have contributed approximately $35.7 million to the joint venture.

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

On May 10, 2012, we completed the acquisition of 9333, 9355, 9377 Grand Avenue, an approximately 575,000 square foot development property located in suburban Chicago for a purchase price of approximately $22.3 million. The acquisition was funded with borrowings under our global revolving credit facility.

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

On November 1, 2012, we completed the acquisition of a 271,000 square foot development property located on 34.31 acres of land in Totowa, New Jersey for a purchase price of approximately $16.8 million. The acquisition was financed with borrowings under our global revolving credit facility.

On December 19, 2012, we completed the acquisition of an approximately 52,000 square foot data center in the Sydney market area for a purchase price of A$11.8 million (equivalent to $12.3 million based on the December 19, 2012 exchange rate of A$1.00 to $1.05). The acquisition was financed with borrowings under our global revolving credit facility.

On December 27, 2012, we completed the acquisition of three data centers that total approximately 186,000 square feet in the Paris market area for a purchase price of €60 million (equivalent to $79.4 million based on the December 27, 2012 exchange rate of €1.00 to $1.32). The acquisition was financed with borrowings under our global revolving credit facility.

The weighted average cash capitalization rate on income-producing properties acquired during the year ended December 31, 2012 is 7.5%. We calculate the cash capitalization rate on acquisitions by dividing anticipated annual net operating income by the purchase price (including assumed debt). Net operating income represents rental revenue and tenant reimbursement revenue from in place leases less rental property operating and maintenance expenses, property taxes and insurance expenses and is not a financial measure calculated in accordance with GAAP. Our calculation of the weighted average cash capitalization rate for acquisitions may change based on our experience operating the properties following the closing of the acquisitions.

Construction

As of December 31, 2012 the balance of construction work in progress was $641.7 million, which included 1.4 million square feet of Turn Key FlexSM, Custom Solutions and Powered Base Buildings® construction projects with a cost including accruals of $135.4 million. Cost of work on buildings, sites, and other improvements associated with specific space under construction was $156.6 million. The expected cost to complete the work on the 1.4 million square feet and specific space under construction is $599.0 million for a total expected cost of $891.0 million. Including the proportionate acquisition cost, capitalized interest, and capitalized general and administrative costs, the expected total cost of work associated with the delivery of the above projects is $1,624.4 million.

As of December 31, 2011 the balance of construction work in progress was $476.3 million, which included 1.2 million square feet of Turn Key FlexSM, Custom Solutions and Powered Base Buildings® construction projects with a cost including accruals of $103.7 million. Cost of work on buildings, sites, and other improvements associated with specific space under construction was $117.1 million. The expected cost to complete the work on the 1.2 million square feet and specific space under construction is $485.7 million for a total expected cost of $706.5 million. Including the proportionate acquisition cost, capitalized interest, and capitalized general and administrative costs, the expected total cost of work associated with the delivery of the above projects is $1,439.8 million.

Future Uses of Cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of December 31, 2012, we had approximately 2.4 million square feet of space held for development and we also owned approximately 390,000 net rentable square feet of datacenter space with extensive installed tenant improvements that we may subdivide for Turn-Key FlexSM use during the next two years rather than lease to large single tenants. Turn-Key FlexSM space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key FlexSM space, we expect to incur significant tenant improvement costs to build out and develop these types of spaces. At December 31, 2012, approximately 1,372,000 square feet was under construction for Turn-Key FlexSM, Powered Base Building® and Custom Solutions product, all of which are expected to be income producing on or after completion, in 10 U.S. domestic markets, one European market and one Australian market, consisting of approximately 413,000 square feet of space under development projects and 959,000 square feet of land under development projects. At December 31, 2012, we had commitments under construction contracts for approximately $244.3 million. We currently expect to incur approximately $850.0 million to $950.0 million of capital expenditures for our development programs during the year ending December 31, 2013, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Historical Capital Expenditures (Cash Basis)

	Year Ended
(In thousands)	December 31, 2012	December 31, 2011
Land held for development projects	$344,307	$97,129
Space held for development projects	287,574	411,817
Other capital expenditures	156,816	93,405

Total capital expenditures (excluding indirect costs)	$788,697	$602,351

For the year ended December 31, 2012, total capital expenditures increased $186.3 million to $788.7 million from the year ended December 31, 2011. Our land held for development capital expenditures for the year ended December 31, 2012 were approximately $344.3 million, which reflects an increase of approximately 254% from the same period in 2011. This increase was primarily due to increased spending for ground-up Custom Solutions projects, international Turn-Key FlexSM and base building improvements. Our land held for development capital expenditures are generally funded by our available cash and equity and debt capital. We also spent approximately $287.6 million in the year ended December 31, 2012 on space held for development projects, which reflects a decrease of approximately 30% compared to the same period in 2011. This decrease was primarily due to a general decrease in the level of development construction activity in our U.S. and international markets. Our space held for development capital expenditures are generally funded by our available cash and equity and debt capital. Other capital expenditures include capitalized replacement and other projects relating to the existing operating portfolio and increased in the year ended December 31, 2012 compared to the same period in 2011 primarily due to a general increase in the level of activity related to these projects.

Indirect costs, including capitalized interest, capitalized in the years ended December 31, 2012 and December 31, 2011 were $53.1 million and $42.6 million, respectively. Capitalized interest comprised approximately $21.5 million and $17.9 million, respectively, of the total indirect costs capitalized for the years ended December 31, 2012 and December 31, 2011. Capitalized interest in the year ended December 31, 2012 increased compared to the same period in 2011 due to an increase in the amount of capital expenditures in the year ended December 31, 2012 as compared to the year ended December 31, 2011, partially offset by lower interest rates for the year ended December 31, 2012 compared to the same period in 2011. Excluding capitalized interest, the increase in indirect costs in the year ended December 31, 2012 compared to the same period in 2011 was primarily due to capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities. See “—Future Uses of Cash” for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2013.

We are also subject to the commitments discussed below under “Commitments and Contingencies,” “Off-Balance Sheet Arrangements” and “Distributions.”

Consistent with our growth strategy, we actively pursue opportunities for potential acquisitions, with due diligence and negotiations often at different stages at different times. The dollar value of acquisitions for the year ending December 31, 2013 will be based on numerous factors, including tenant demand, leasing results, availability of debt or equity capital and acquisition opportunities.

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

We expect to meet our short- and long-term liquidity requirements, including to pay for scheduled debt maturities and to fund property acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our parent company. We also may fund future short- and long-term liquidity requirements, including property acquisitions and non-recurring capital improvements, using our global revolving credit facility pending permanent financing. If we are not able to obtain additional financing on terms attractive to us, or at all, including as a result of the circumstances described above under “Factors Which May Influence Future Results of Operations—Global market and economic conditions”, we may be required to reduce our acquisition or capital expenditure plans, which could have a material adverse effect upon our business and results of operations.

Properties Acquired During 2012

During the year ended December 31, 2012, we acquired the following properties:

Acquisitions

Location	Metropolitan Area	Date Acquired	Amount (in millions)(1)
Convergence Business Park(2)	Dallas, Texas	February 22, 2012	$123.0
9333, 9355, 9377 Grand Avenue(3)	Chicago, Illinois	May 10, 2012	22.3
8025 North Interstate 35(4)	Austin, Texas	May 18, 2012	12.5
400 S. Akard Street	Dallas, Texas	June 13, 2012	75.0
Sentrum Portfolio(5)	London, England	July 11, 2012	1,138.6
11900 East Cornell Avenue	Denver, Colorado	September 14, 2012	90.8
701 Union Boulevard	New York Metro	November 1, 2012	16.8
23 Waterloo Road	Sydney, Australia	December 19, 2012	12.3
Paris Portfolio(6)	Paris, France	December 27, 2012	79.4

Total Acquisitions—Year Ended December 31, 2012			$1,570.7

(1)	Purchase prices are all in U.S. Dollars, foreign acquisitions are based on the exchange rate at the date of acquisition.
(2)	Convergence Business Park is comprised of nine buildings along with undeveloped land. It is considered one property for our property count.
(3)	9333, 9355, 9377 Grand Avenue is comprised of three buildings. It is considered one property for our property count.

(4)	In connection with the acquisition, we assumed a $6.7 million secured mortgage loan.
(5)	On July 11, 2012, we completed the acquisition of a three-property data center portfolio, totaling approximately 733,000 square feet, located in the greater London area, referred to as the Sentrum Portfolio. The purchase price was £734.6 million (equivalent to approximately $1.1 billion based on the July 11, 2012 exchange rate of £1.00 to $1.55), which includes an £18.7 million (equivalent to approximately $29.0 million based on the July 11, 2012 exchange rate of £1.00 to $1.55) adjustment in the purchase price to reflect amounts associated with the early repayment of property debt. In addition, non-cash consideration of £56.5 million (or $87.6 million based on the July 11, 2012 exchange rate of £1.00 to $1.55) was recorded as the expected fair value of contingent consideration as required by prevailing accounting guidance. There was also a non-cash purchase adjustment related to deferred taxes, which amounted to £68.6 million (or $106.3 million based on the July 11, 2012 exchange rate of £1.00 to $1.55). The purchase price was paid in cash funded with proceeds from our parent company’s common stock offering in July 2012 along with borrowings under our global revolving credit facility.
(6)	The Paris Portfolio consists of 1 Rue Jean-Pierre, 127 Rue de Paris and Liet-dit le Christ de Saclay located in the Paris metropolitan area. The Paris Portfolio is considered three properties for our property count.

Distributions

All distributions on our units are at the discretion of our parent company’s board of directors. In 2012, 2011 and 2010, our operating partnership declared the following distributions (in thousands):

Date distribution declared	Distribution payable date	Series A Preferred Units(1)		Series B Preferred Units(2)		Series C Preferred Units(3)		Series D Preferred Units(4)	Series E Preferred Units(5)		Series F Preferred Units(6)		Common Units
February 23, 2010	March 31, 2010	$2,199		$1,246		$1,914		$4,742	$—		$—		$40,143	(7)
April 27, 2010	June 30, 2010	2,199		1,246		1,914		4,742	—		—		44,442	(7)
July 19, 2010	September 30, 2010	—	(8)	1,246		1,914		4,739	—		—		49,960	(9)
November 2, 2010	December 31, 2010 for Series C and D Preferred Units; January 14, 2011 for Common Units	—		—	(10)	1,914		4,739	—		—		51,210	(9)

		$4,398		$3,738		$7,656		$18,962	$—		$—		$185,755

February 10, 2011	March 31, 2011	$—		$—		$1,832		$4,690	$—		$—		$66,252	(11)
April 25, 2011	June 30, 2011	—		—		1,441		3,272	—		—		70,576	(11)
July 25, 2011	September 30, 2011	—		—		1,402		3,034	—		—		73,247	(11)
October 24, 2011	December 30, 2011 for Series C, D and E Preferred Units; January 13, 2012 for Common Units	—		—		1,402		2,398	5,926	(12)	—		75,456	(11)

		$—		$—		$6,077		$13,394	$5,926		$—		$285,531

February 14, 2012	March 30, 2012	$—		$—		$1,402		$2,398	$5,031		$—		$81,917	(13)
April 23, 2012	June 29, 2012	—		—		—	(14)	2,394	5,031		2,888	(15)	83,982	(13)
July 19, 2012	September 28, 2012	—		—		—		1,723	5,031		3,023		93,076	(13)
October 30, 2012	December 31, 2012 for Series D, E and F Preferred Units; January 15, 2013 for Common Units	—		—		—		1,697	5,031		3,023		93,434	(13)

		$—		$—		$1,402		$8,212	$20,124		$8,934		$352,409

(1)	$2.125 annual rate of distribution per unit.
(2)	$1.969 annual rate of distribution per unit.
(3)	$1.094 annual rate of distribution per unit.
(4)	$1.375 annual rate of distribution per unit.
(5)	$1.750 annual rate of distribution per unit.
(6)	$1.656 annual rate of distribution per unit.
(7)	$1.920 annual rate of distribution per unit.
(8)	Redeemed on August 24, 2010 for a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date of approximately $1.3 million. In connection with the redemption, the previously incurred offering costs of approximately $4.2 million were written-off and deducted in the computation of net income available to common unitholders.
(9)	$2.120 annual rate of distribution per unit.
(10)	Redeemed on December 10, 2010 for a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date of approximately $1.0 million. In connection with the redemption, the previously incurred offering costs of approximately $2.7 million were written-off and deducted in the computation of net income available to common unitholders.
(11)	$2.720 annual rate of distribution per unit.
(12)	Represents a pro rata distribution from and including the original issue date to and including December 31, 2011.
(13)	$2.920 annual rate of distribution per unit.
(14)	Effective April 17, 2012, in connection with the conversion of the series C preferred stock by Digital Realty Trust, Inc., all of the outstanding 4.375% series C cumulative convertible preferred units, or the series C preferred units, were converted into common units in accordance with the terms of the series C preferred units. Each series C preferred unit was converted into 0.5480 common unit of the Operating Partnership.
(15)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2012.

Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the leases of the 192,000 square feet of space held for development. This revenue sharing agreement terminated in May 2012. We made payments of approximately $0.7 million, $1.6 million and $4.7 million to the seller during the years ended December 31, 2012, 2011 and 2010, respectively.

As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined. As of December 31, 2012, construction is not complete and none of the leases executed subsequent to purchase would cause an amount to become probable of payment and therefore no amount is accrued as of December 31, 2012. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $40.9 million based on the exchange rate as of December 31, 2012). The earnout contingency expires in November 2020.

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

As part of the acquisition of the noncontrolling interest in the entity that owns 2805 Lafayette Street from our joint venture partner, the partner could earn additional consideration if between May 4, 2012 and January 31,

2013, we entered into a qualifying lease for this property, as defined in the agreement. As of December 31, 2012 no leases were executed for this property that would cause an amount to become probable of payment and therefore, no amount was accrued as of December 31, 2012.

As part of the acquisition of the Sentrum Portfolio, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of contingent consideration was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). Subsequent to the acquisition date, we have adjusted the contingent consideration to fair value with changes in fair value recognized in operating income. At December 31, 2012, the fair value of the contingent consideration for the Sentrum Portfolio acquisition was £55.8 million (or approximately $90.7 million based on the exchange rate as of December 31, 2012) and is currently accrued in accounts payable and other accrued expenses in the consolidated balance sheet. Changes in fair value of contingent consideration for the Sentrum Portfolio acquisition were approximately $1.1 million for the year ended December 31, 2012. The earn-out contingency expires in July 2015. This amount will be reassessed on a quarterly basis, with any changes being recognized in earnings. Increases or decreases in the fair value of the contingent consideration can result from changes in discount periods, discount rates and probabilities that contingencies will be met.

As of December 31, 2012, we were a party to interest rate swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans as well as the U.S. LIBOR and SGD-SOR based tranches of the unsecured term loan. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

The following table summarizes our debt, interest, lease and construction contract payments due by period as of December 31, 2012 (dollars in thousands):

Obligation	Total	2013	2014-2015	2016-2017	Thereafter
Long-term debt principal payments(1)	$4,288,802	$228,012	$1,725,207	$1,133,213	$1,202,370
Interest payable(2)	792,851	180,790	284,323	147,086	180,652
Ground leases(3)	48,783	1,226	2,451	2,663	42,443
Operating lease	57,176	9,493	13,191	10,194	24,298
Construction contracts(4)	244,344	244,344	—	—	—

	$5,431,956	$663,865	$2,025,172	$1,293,156	$1,449,763

(1)	Includes $723.7 million of borrowings under our global revolving credit facility and $757.8 million of borrowings under our unsecured term loan, which are due to mature in November 2015 and April 2017, respectively, and excludes $1.5 million of net loan premiums related to assumed mortgage loans, $6.5 million discount on the 2020 Notes, $0.6 million discount on the 2015 Notes, $0.8 million discount on the 2021 Notes and $3.9 million discount on the 2022 Notes. Assumes maturity of the 2029 Debentures at first redemption date in April 2014.
(2)	Interest payable is based on the interest rate in effect on December 31, 2012, including the effect of interest rate swaps. Interest payable excluding the effect of interest rate swaps is as follows (in thousands):

2013	$173,796
2014-2015	277,135
2016-2017	146,205
Thereafter	180,652

$777,788

(3)	This is comprised of ground lease payments on 2010 East Centennial Circle, Chemin de l’Epinglier 2, Clonshaugh Industrial Estate I and II, Paul van Vlissingenstraat 16, Gyroscoopweg 2E-2F, Manchester

Technopark and 29A International Business Park. After February 2036, rent for the remaining term of the 2010 East Centennial Circle ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information. After December 2036, rent for the remaining term of the Naritaweg 52 ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information. The Chemin de l’Epinglier 2 ground lease which expires in July 2074 contains potential inflation increases which are not reflected in the table above. The Paul van Vlissingenstraat 16, Chemin de l’Epinglier 2, Gyroscoopweg 2E-2F and Clonshaugh Industrial Estate I and II amounts are translated at the December 31, 2012 exchange rate of $1.32 to €1.00. The Manchester Technopark is translated at the December 31, 2012 exchange rate of $1.63 to £1.00. The 29A International Business Park is translated at the December 31, 2012 exchange rate of $0.82 to S$1.00.

(4)	From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At December 31, 2012, we had open commitments related to construction contracts of $244.3 million.

Outstanding Consolidated Indebtedness

The table below summarizes our debt maturities and principal payments as of December 31, 2012 (in thousands):

	Global Revolving Credit Facility(1)	Unsecured Term Loan	Unsecured Senior Notes	Senior Notes	Exchangeable Senior Debentures(2)	Mortgage Loans(3)	Total Debt
2013	$—	$—	$33,000	$—	$—	$195,012	$228,012
2014	—	—	—	—	266,400	217,585	483,985
2015	723,729	—	67,000	375,000	—	75,493	1,241,222
2016	—	—	25,000	—	—	191,979	216,979
2017	—	757,839	50,000	—	—	108,395	916,234
Thereafter	—	—	—	1,200,000	—	2,370	1,202,370

Subtotal	$723,729	$757,839	$175,000	$1,575,000	$266,400	$790,834	$4,288,802
Unamortized discount	—	—	—	(11,779)	—	—	(11,779)
Unamortized premium	—	—	—	—	—	1,542	1,542

Total	$723,729	$757,839	$175,000	$1,563,221	$266,400	$792,376	$4,278,565

(1)	Subject to a one-year extension option exercisable by us. The bank group is obligated to grant the extension option provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility.
(2)	Assumes maturity of the 2029 Debentures at their first redemption date in April 2014.
(3)	Our mortgage loans are generally non-recourse to us, subject to carve-outs for specified actions by us or specified undisclosed environmental liabilities. As of December 31, 2012, we provided limited recourse guarantees with respect to approximately $39.6 million of the outstanding mortgage indebtedness, and partial letter of credit support with respect to approximately an additional $37.2 million of the outstanding mortgage indebtedness (based on exchange rates as of December 31, 2012).

The table below summarizes our debt, as of December 31, 2012 (in millions):

Debt Summary:
Fixed rate	$2,656.3
Variable rate debt subject to interest rate swaps	706.7

Total fixed rate debt (including interest rate swaps)	3,363.0
Variable rate—unhedged	915.6

Total	$4,278.6

Percent of Total Debt:
Fixed rate (including swapped debt)	78.6%
Variable rate	21.4%

Total	100.0%

Effective Interest Rate as of December 31, 2012(1):
Fixed rate (including hedged variable rate debt)	4.82%
Variable rate	2.09%
Effective interest rate	4.24%

(1)	Excludes impact of deferred financing cost amortization.

As of December 31, 2012, we had approximately $4.3 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total enterprise value was approximately 32% (based on the closing price of Digital Realty Trust, Inc.’s common stock on December 31, 2012 of $67.89). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units and Class C Units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, GBP LIBOR, SIBOR, BBR and HIBOR rates, depending on the respective agreement governing the debt, including our global revolving credit facility and unsecured term loan. Assuming maturity of the 2029 Debentures at its first redemption date in April 2014, as of December 31, 2012, our debt had a weighted average term to initial maturity of approximately 4.4 years (approximately 4.5 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of December 31, 2012, we were party to interest rate swap agreements related to $706.7 million of outstanding principal on our variable rate debt. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

As of December 31, 2012, our pro-rata share of mortgage debt of unconsolidated joint ventures was approximately $53.6 million.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011 and Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

The following table shows cash flows and ending cash and cash equivalent balances for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands).

	Year Ended December 31,			Increase / (Decrease)
	2012	2011	2010	2012 v 2011	2011 v 2010
Net cash provided by operating activities	$542,948	$400,956	$359,029	$141,992	$41,927
Net cash used in investing activities	(2,475,933)	(830,802)	(1,737,700)	(1,645,131)	906,898
Net cash provided by financing activities	1,948,635	458,758	1,318,070	1,489,877	(859,312)

Net increase in cash and cash equivalents	$15,650	$28,912	$(60,601)	$(13,262)	$89,513

The increases in net cash provided by operating activities from 2011 to 2012 and from 2010 to 2011 were due to increased revenues from new leasing at our same store properties, completed and leased development space and our acquisition of new operating properties which was partially offset by increased operating and interest expenses. We acquired 13, 5 and 15 properties during the years ended December 31, 2012, 2011 and 2010, respectively.

Net cash used in investing activities increased in 2012 as compared to 2011, as we had an increase in cash paid for acquisitions for the year ended December 31, 2012 ($1.6 billion) as compared to the same period in 2011 ($195.3 million) along with an increase in cash paid for capital expenditures for the year ended December 31, 2012 ($845.8 million) as compared to the same period in 2011 ($638.3 million).

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

Net cash flows from financing activities for the company consisted of the following amounts (in thousands).

	Year Ended December 31,			Increase / (Decrease)
	2012	2011	2010	2012 v 2011	2011 v 2010
Proceeds from borrowings, net of repayments	$991,841	$(234,024)	$220,621	$1,225,865	$(454,645)
Net proceeds from issuance of common and preferred stock, including exercise of stock options	1,039,993	738,128	599,295	301,865	138,833
Redemption of preferred stock	—	—	(166,750)	—	166,750
Net proceeds from 2022 Notes	296,052	—	—	296,052	—
Net proceeds from 2021 Notes	—	395,777	—	(395,777)	395,777
Net proceeds from 2015 Notes	—	—	370,943	—	(370,943)
Net proceeds from 2020 Notes	—	—	486,601	—	(486,601)
Principal payments on 2026 Debentures	—	(88,758)	(250)	88,758	(88,508)
Purchase of noncontrolling interests in consolidated joint ventures	(12,384)	(53,240)	—	40,856	(53,240)
Dividend and distribution payments	(373,101)	(286,683)	(208,553)	(86,418)	(78,130)
Other	6,234	(12,442)	16,163	18,676	(28,605)

Net cash provided by financing activities	$1,948,635	$458,758	$1,318,070	$1,489,877	$(859,312)

The increase in net cash provided by financing activities was primarily due to net borrowings during the year ended December 31, 2012 (net proceeds of $991.8 million) as compared to net repayments for the year ended December 31, 2011 (net repayments of $234.0 million), the issuance of Digital Realty Trust, Inc.’s series F preferred stock in April 2012 (net proceeds of $176.2 million) and common stock in its underwritten public offering in July 2012 (net proceeds of $797.2 million) along with the issuance of our operating partnership’s 2022 Notes (net proceeds of $296.1 million) in September 2012 as compared to the issuance of our operating partnership’s 2021 Notes (net proceeds of $395.8 million), Digital Realty Trust, Inc.’s common stock (net proceeds of $455.6 million) and Series E preferred stock (net proceeds of $277.7 million) during the year ended December 31, 2011. The increase in dividend and distribution payments for the year ended December 31, 2012 as compared to the same period in 2011 was due to an increase in the number of shares outstanding and dividend amount per share of common stock in 2012 as compared to 2011 and the payment of dividends on our series E and series F preferred stock during the year ended December 31, 2012, whereas these series of preferred stock were not outstanding during the entire year ended December 31, 2011.

The decrease in net cash provided by financing activities in 2011 from 2010 was primarily due to the issuance of our operating partnership’s 2021 Notes (net proceeds of $395.8 million), Digital Realty Trust, Inc.’s common stock (net proceeds of $455.6 million) and Series E preferred stock (net proceeds of $277.7 million) during the year ended December 31, 2011 as compared to the issuance of our 2015 Notes (net proceeds of $370.9 million) and 2020 Notes (net proceeds of $486.6 million) and Digital Realty Trust, Inc.’s common stock (net proceeds of $593.7 million) during the year ended December 31, 2010. The increase in dividend and distribution payments for the year ended December 31, 2011 as compared to the same period in 2010 was a result of an increase in shares outstanding and dividend amount per share in 2011 as compared to 2010 and dividends on our series E preferred stock, issued in September 2011.

Net cash flows from financing activities for the operating partnership consisted of the following amounts (in thousands).

	Year Ended December 31,			Increase / (Decrease)
	2012	2011	2010	2012 v 2011	2011 v 2010
Proceeds from borrowings, net of repayments	$991,841	$(234,024)	$220,621	$1,225,865	$(454,645)
General partner contributions, net	1,039,993	738,128	599,295	301,865	138,833
Redemption of preferred units	—	—	(166,750)	—	166,750
Net proceeds from 2022 Notes	296,052	—	—	296,052	—
Net proceeds from 2021 Notes	—	395,777	—	(395,777)	395,777
Net proceeds from 2015 Notes	—	—	370,943	—	(370,943)
Net proceeds from 2020 Notes	—	—	486,601	—	(486,601)
Principal payments on 2026 Debentures	—	(88,758)	(250)	88,758	(88,508)
Purchase of noncontrolling interests in consolidated joint ventures	(12,384)	(53,240)	—	40,856	(53,240)
Distribution payments	(373,101)	(286,683)	(208,553)	(86,418)	(78,130)
Other	6,234	(12,442)	16,163	18,676	(28,605)

Net cash provided by financing activities	$1,948,635	$458,758	$1,318,070	$1,489,877	$(859,312)

The increase in net cash provided by financing activities was primarily due to net borrowings during the year ended December 31, 2012 (net proceeds of $991.8 million) as compared to net repayments for the year ended December 31, 2011 (net repayments of $234.0 million), general partner contributions in connection with Digital Realty Trust, Inc.’s series F preferred stock offering in April 2012 (net proceeds of $176.2 million) and common stock offering in July 2012 (net contributions of $797.2 million) and the issuance of our operating partnership’s 2022 Notes (net proceeds of $296.1 million) in September 2012 as compared to the issuance of our operating partnership’s 2021 Notes (net proceeds of $395.8 million), common units (net proceeds of $455.6 million) and series E preferred units (net proceeds of $277.7 million) during the year ended December 31, 2011.

The increase in distribution payments for the year ended December 31, 2012 as compared to the same period in 2011 was due to an increase in the number of units outstanding and distribution amount per common unit in 2012 as compared to 2011 and the payment of distributions on our series E and series F preferred units during the year ended December 31, 2012, whereas these series of preferred units were not outstanding during the entire year ended December 31, 2011.

The decrease in net cash provided by financing activities in 2011 from 2010 was primarily due to the issuance of our operating partnership’s 2021 Notes (net proceeds of $395.8 million), common units (net proceeds of $455.6 million) and series E preferred units (net proceeds of $277.7 million) during the year ended December 31, 2011 as compared to the issuance of our operating partnership’s 2015 Notes (net proceeds of $370.9 million), 2020 Notes (net proceeds of $486.6 million) and common units (net proceeds of $593.7 million) during the year ended December 31, 2010. The increase in distribution payments for the year ended December 31, 2011 as compared to the same period in 2010 was a result of an increase in units outstanding and distribution amount per unit in 2011 as compared to 2010 and distributions on our series E preferred units, issued in September 2011.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in our operating partnership that are not owned by Digital Realty Trust, Inc., which, as of December 31, 2012, amounted to 2.2% of our operating partnership common units. In conjunction with our formation, GI Partners received common units, in exchange for contributing ownership interests in properties to our operating partnership. Also, our operating partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

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

Funds from Operations

We calculate Funds from Operations, or FFO, in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) available to common stockholders (computed in accordance with U.S. GAAP), excluding gains (or losses) from sales of property, impairment charges, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. Other REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to such other REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance.

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net income available to common stockholders	$171,662	$130,868	$58,339
Adjustments:
Noncontrolling interests in operating partnership	6,157	6,185	3,406
Real estate related depreciation and amortization(1)	378,970	308,547	262,485
Real estate related depreciation and amortization related to investment in unconsolidated joint ventures	3,208	3,688	3,243
Gain on sale of assets held in unconsolidated joint venture	(2,325)	—	—

FFO available to common stockholders and unitholders	$557,672	$449,288	$327,473

Basic FFO per share and unit	$4.65	$4.36	$3.67
Diluted FFO per share and unit(2)	$4.44	$4.06	$3.39
Weighted average common stock and units outstanding
Basic	119,861	103,053	89,261
Diluted(2)	131,467	119,404	109,159

(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	382,553	310,425	263,903
Non-real estate depreciation	(3,583)	(1,878)	(1,418)

	$378,970	$308,547	$262,485

(2)	At December 31, 2012, we had 4,937 series D convertible preferred shares outstanding that were convertible into 4,017 common shares on a weighted average basis for the year ended December 31, 2012. At December 31, 2011, we had 5,126 series C convertible preferred shares and 6,977 series D convertible preferred shares outstanding that were convertible into 3,017 common shares and 6,242 common shares on a weighted average basis for the year ended December 31, 2011, respectively. At December 31, 2010, we had 7,000 series C convertible preferred shares and 13,787 series D convertible preferred shares outstanding that were convertible into 3,671 common shares and 8,271 common shares, respectively. For the years ended December 31, 2011 and December 31, 2012, we have excluded the effect of dilutive series E and series F preferred stock, as applicable, that may be converted upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series E and series F preferred stock, as applicable, which we consider highly improbable; if included, the dilutive effect for the years ended December 31, 2012 and December 31, 2011 would be 5,428 and 1,311 shares, respectively. In addition, we had a balance of $266,400 of 5.50% exchangeable senior debentures due 2029 that were exchangeable for 6,486, 6,328 and 6,218 common shares on a weighted average basis for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively. See below for calculations of diluted FFO available to common stockholders and unitholders and weighted average common stock and units outstanding.

	Year Ended December 31,
	2012	2011	2010
FFO available to common stockholders and unitholders	$557,672	$449,288	$327,473
Add: Series C convertible preferred dividends	1,402	6,077	7,656
Add: Series D convertible preferred dividends	8,212	13,394	18,962
Add: 5.50% exchangeable senior debentures interest expense	16,200	16,200	16,200

FFO available to common stockholders and unitholders—diluted	$583,486	$484,959	$370,291

Weighted average common stock and units outstanding	119,861	103,053	89,261
Add: Effect of dilutive securities (excluding series C and D convertible preferred stock and 5.50% exchangeable senior debentures)	289	764	1,738
Add: Effect of dilutive series C convertible preferred stock	814	3,017	3,671
Add: Effect of dilutive series D convertible preferred stock	4,017	6,242	8,271
Add: Effect of dilutive 5.50% exchangeable senior debentures	6,486	6,328	6,218

Weighted average common stock and units outstanding— diluted	131,467	119,404	109,159

New Accounting Pronouncements Issued But Not Yet Adopted

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. We do not expect the adoption of ASU 2013-02 on January 1, 2013 to have a significant impact on our consolidated financial position or results of operations.

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of December 31, 2012, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$2,656.3	$3,057.9
Variable rate debt subject to interest rate swaps	706.7	706.9

Total fixed rate debt (including interest rate swaps)	3,363.0	3,764.8
Variable rate debt	915.6	915.6

Total outstanding debt	$4,278.6	$4,680.4

Interest rate derivatives included in this table and their fair values as of December 31, 2012 and December 31, 2011 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of December 31, 2012		As of December 31, 2011		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of December 31, 2012	As of December 31, 2011
$ 69,612	(1)	$66,563	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013	$(1,552)	$(2,363)
13,335	(2)	13,319	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013	(275)	(583)
9,649	(2)	9,636	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013	(203)	(435)
8,492	(2)	8,480	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013	(255)	(432)
—		39,483	(2)	Swap	3.776	Dec. 5, 2006	Jan. 18, 2012(3)	—	(41)
—		33,946	(2)	Swap	4.000	Dec. 20, 2006	Jan. 18, 2012(3)	—	(38)
39,579	(2)	38,883	(2)	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014	(1,617)	(1,592)
410,905	(6)	—		Swap	0.717	Various	Various	(3,642)	—
155,099	(7)	—		Swap	0.925	Jul. 6, 2012	Apr. 18, 2017	(1,131)	—
—		16,163		Cap	4.000	June 24, 2009	June 25, 2012(4)	—	—
—		20,500		Cap	4.000	Aug. 4, 2010	June 15, 2013(5)	—	—

$ 706,671		$246,973						$(8,675)	$(5,484)

(1)	Translation to U.S. dollars is based on exchange rate of $1.63 to £1.00 as of December 31, 2012 and $1.55 to £1.00 as of December 31, 2011.
(2)	Translation to U.S. dollars is based on exchange rate of $1.32 to €1.00 as of December 31, 2012 and $1.30 to €1.00 as of December 31, 2011.
(3)	The swap agreements were terminated as the mortgage loans were paid in full at maturity in January 2012.
(4)	This cap agreement was terminated on April 27, 2012 as the mortgage loan was paid in full on April 26, 2012.
(5)	This cap agreement was terminated on May 9, 2012 as the loans were paid in full on May 4, 2012.
(6)	Represents the U.S. Dollar tranche of the unsecured term loan.
(7)	Represents the Singapore Dollar tranche of the unsecured term loan. Translation to U.S. dollars is based on exchange rate of $0.82 to 1.00 SGD as of December 31, 2012.

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of December 31, 2012:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	5	$1.2
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(5)	(1.2)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	5	0.5
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(5)	(0.5)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(5)	5.5
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	5	(5.8)

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

Foreign Currency Exchange Risk

For the years ended December 31, 2012 and 2011, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, Canada and Singapore as well as Australia and Hong Kong, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British Pound, Euro, Swiss Franc, Australian Dollar, Singapore Dollar and the Hong Kong Dollar, except for our Canadian property for which the functional currency is the U.S. dollar. Our primary currency exposures are to the British Pound, Euro and the Singapore Dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the years ended December 31, 2012, 2011 and 2010, operating revenues from properties outside the United States contributed $228.9 million, $116.7 million and $93.7 million, respectively, which represented 17.9%, 11.0% and 10.8% of our operating revenues, respectively. Net investment in properties outside the United States was $2,526.9 million and $963.3 million as of December 31, 2012 and 2011, respectively.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, management concluded that as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 94.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, we assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, management concluded that as of December 31, 2012, the Operating Partnership’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Digital Realty Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, Inc. (the Company) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated income statements and consolidated statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III, properties and accumulated depreciation. These consolidated financial statements and financial statement schedule III are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Realty Trust, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, properties and accumulated depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Digital Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

San Francisco, California

February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Digital Realty Trust, Inc.:

We have audited Digital Realty Trust, Inc.’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Digital Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digital Realty Trust, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated income statements and consolidated statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and the financial statement schedule III, properties and accumulated depreciation, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule III.

/s/    KPMG LLP

San Francisco, California

February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors of the General Partner and Partners

Digital Realty Trust, L.P.:

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, L.P. (the Operating Partnership) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated income statements and consolidated statements of comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III, properties and accumulated depreciation. These consolidated financial statements and financial statement schedule III are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Realty Trust, L.P. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, properties and accumulated depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/    KPMG LLP

San Francisco, California

February 28, 2013

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2012	December 31, 2011
ASSETS
Investments in real estate:
Properties:
Land	$661,058	$555,113
Acquired ground leases	13,658	6,214
Buildings and improvements	7,662,973	5,253,754
Tenant improvements	404,830	303,502
Total investments in properties	8,742,519	6,118,583
Accumulated depreciation and amortization	(1,206,017)	(900,044)
Net investments in properties	7,536,502	5,218,539
Investment in unconsolidated joint ventures	66,634	23,976
Net investments in real estate	7,603,136	5,242,515
Cash and cash equivalents	56,281	40,631
Accounts and other receivables, net of allowance for doubtful accounts of $3,609 and $2,436 as of December 31, 2012 and December 31, 2011, respectively	168,286	90,580
Deferred rent	321,715	246,815
Acquired above market leases, net of accumulated amortization of $69,425 and $58,099 as of December 31, 2012 and December 31, 2011, respectively	65,055	29,701
Acquired in place lease value and deferred leasing costs, net of accumulated amortization of $424,039 and $348,817 as of December 31, 2012 and December 31, 2011, respectively	495,205	335,381
Deferred financing costs, net of accumulated amortization of $43,292 and $34,739 as of December 31, 2012 and December 31, 2011, respectively	30,621	29,849
Restricted cash	44,050	55,165
Other assets	34,865	27,929

Total assets	$8,819,214	$6,098,566

LIABILITIES AND EQUITY
Global revolving credit facility	$723,729	$275,106
Unsecured term loan	757,839	—
Unsecured senior notes, net of discount	1,738,221	1,441,072
Exchangeable senior debentures	266,400	266,400
Mortgage loans, net of premiums	792,376	947,132
Other secured loan	—	10,500
Accounts payable and other accrued liabilities	646,427	315,133
Accrued dividends and distributions	93,434	75,455
Acquired below market leases, net of accumulated amortization of $137,276 and $115,456 as of December 31, 2012 and December 31, 2011, respectively	148,233	85,819
Security deposits and prepaid rents	154,171	101,538

Total liabilities	5,320,830	3,518,155

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except share and per share data)

	December 31, 2012	December 31, 2011
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 30,000,000 shares authorized:
Series C Cumulative Convertible Preferred Stock, 4.375%, $0 and $128,159 liquidation preference, respectively ($25.00 per share), 0 and 5,126,364 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	—	123,820
Series D Cumulative Convertible Preferred Stock, 5.500%, $123,413 and $174,426 liquidation preference, respectively ($25.00 per share), 4,936,505 and 6,977,055 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	119,348	168,669
Series E Cumulative Redeemable Preferred Stock, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per share), 11,500,000 and 11,500,000 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	277,172	277,292
Series F Cumulative Redeemable Preferred Stock, 6.625%, $182,500 and $0 liquidation preference, respectively ($25.00 per share), 7,300,000 and 0 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	176,191	—
Common Stock: $0.01 par value, 165,000,000 shares authorized, 125,140,783 and 106,039,279 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	1,247	1,057
Additional paid-in capital	3,562,642	2,496,651
Accumulated dividends in excess of earnings	(656,104)	(488,692)
Accumulated other comprehensive loss, net	(12,191)	(55,880)

Total stockholders’ equity	3,468,305	2,522,917

Noncontrolling Interests:
Noncontrolling interests in operating partnership	24,135	45,057
Noncontrolling interests in consolidated joint ventures	5,944	12,437

Total noncontrolling interests	30,079	57,494

Total equity	3,498,384	2,580,411

Total liabilities and equity	$8,819,214	$6,098,566

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(in thousands, except share and per share data)

	Year Ended December 31,
	2012	2011	2010
Operating Revenues:
Rental	$990,715	$820,711	$682,026
Tenant reimbursements	272,309	211,811	178,081
Construction management	8,428	29,286	4,923
Other	7,615	902	371

Total operating revenues	1,279,067	1,062,710	865,401

Operating Expenses:
Rental property operating and maintenance	380,176	307,922	250,225
Property taxes	69,475	49,946	44,432
Insurance	9,600	8,024	8,133
Construction management	1,596	22,715	1,542
Depreciation and amortization	382,553	310,425	263,903
General and administrative	57,209	53,624	47,196
Transactions	11,120	5,654	7,438
Other	1,260	90	226

Total operating expenses	912,989	758,400	623,095

Operating income	366,078	304,310	242,306
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	8,135	4,952	5,254
Interest and other income	1,892	3,260	616
Interest expense	(157,108)	(149,350)	(137,384)
Tax expense	(2,647)	42	(1,851)
Loss from early extinguishment of debt	(303)	(1,088)	(3,529)

Net income	216,047	162,126	105,412
Net income attributable to noncontrolling interests	(5,713)	(5,861)	(3,118)

Net income attributable to Digital Realty Trust, Inc.	210,334	156,265	102,294
Preferred stock dividends	(38,672)	(25,397)	(37,004)
Costs on redemption of preferred stock	—	—	(6,951)

Net income available to common stockholders	$171,662	$130,868	$58,339

Net income per share available to common stockholders:
Basic	$1.48	$1.33	$0.69
Diluted	$1.48	$1.32	$0.68

Weighted average common shares outstanding:
Basic	115,717,667	98,405,375	84,275,498
Diluted	116,006,577	99,169,749	86,013,471

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$216,047	$162,126	$105,412
Other comprehensive income (loss):
Foreign currency translation adjustments	48,303	(16,653)	(14,714)
Decrease in fair value of interest rate swaps	(7,693)	(3,185)	(7,160)
Reclassification to interest expense from interest rate swaps	4,547	5,631	6,644

Comprehensive income	261,204	147,919	90,182
Comprehensive income attributable to noncontrolling interests	(7,181)	(5,453)	(2,022)

Comprehensive income attributable to Digital Realty Trust, Inc.	$254,023	$142,466	$88,160

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2009	$662,338	76,812,783	$766	$1,155,709	$(231,871)	$(27,947)	$1,558,995	$58,192	$17,614	$75,806	$1,634,801
Conversion of units to common stock	—	770,988	7	8,227	—	—	8,234	(8,234)	—	(8,234)	—
Issuance of restricted stock, net of forfeitures	—	67,253	—	—	—	—	—	—	—	—	—
Net proceeds from sale of common stock	—	10,723,108	108	593,602	—	—	593,710	—	—	—	593,710
Exercise of stock options	—	148,099	1	5,584	—	—	5,585	—	—	—	5,585
Issuance of common stock in exchange for debentures	—	2,632,054	27	83,936	—	—	83,963	—	—	—	83,963
Conversion of preferred stock	(198)	4,936	—	198	—	—	—	—	—	—	—
Redemption of preferred stock	(159,799)	—	—	—	(6,951)	—	(166,750)	—	—	—	(166,750)
Amortization of unearned compensation regarding share based awards	—	—	—	13,548	—	—	13,548	—	—	—	13,548
Dividends declared on preferred stock	—	—	—	—	(37,004)	—	(37,004)	—	—	—	(37,004)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(174,616)	—	(174,616)	(11,139)	—	(11,139)	(185,755)
Reclassification of vested share based awards	—	—	—	(11,307)	—	—	(11,307)	11,307	—	11,307	—
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	—	22,383	22,383	22,383
Net income	—	—	—	—	102,294	—	102,294	3,406	(288)	3,118	105,412
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	(13,674)	(13,674)	(1,040)	—	(1,040)	(14,714)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	(6,732)	(6,732)	(428)	—	(428)	(7,160)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	6,272	6,272	372	—	372	6,644

Balance as of December 31, 2010	$502,341	91,159,221	$909	$1,849,497	$(348,148)	$(42,081)	$1,962,518	$52,436	$39,709	$92,145	$2,054,663

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

(in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Conversion of units to common stock	—	658,723	8	7,500	—	—	7,508	(7,508)	—	(7,508)	—
Issuance of restricted stock, net of forfeitures	—	79,119	—	—	—	—	—	—	—	—	—
Net proceeds from sale of common stock	—	7,746,886	77	455,503	—	—	455,580	—	—	—	455,580
Exercise of stock options	—	123,777	1	4,804	—	—	4,805	—	—	—	4,805
Issuance of common stock in exchange for debentures	—	1,087,820	11	(11,461)	—	—	(11,450)	—	—	—	(11,450)
Issuance of series E preferred stock, net of offering costs	277,292	—	—	—	—	—	277,292	—	—	—	277,292
Conversion of preferred stock	(209,852)	5,183,733	51	209,801	—	—	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	16,199	—	—	16,199	—	—	—	16,199
Dividends declared on preferred stock	—	—	—	—	(25,397)	—	(25,397)	—	—	—	(25,397)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(271,412)	—	(271,412)	(14,120)	—	(14,120)	(285,532)
Reclassification of vested share based awards	—	—	—	(8,472)	—	—	(8,472)	8,472	—	8,472	—
Distributions to noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	—	(428)	(428)	(428)
Purchase of noncontrolling interests of a consolidated joint venture	—	—	—	(26,720)	—	—	(26,720)	—	(26,520)	(26,520)	(53,240)
Net income	—	—	—	—	156,265	—	156,265	6,185	(324)	5,861	162,126
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	(16,123)	(16,123)	(530)	—	(530)	(16,653)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	(3,050)	(3,050)	(135)	—	(135)	(3,185)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	5,374	5,374	257	—	257	5,631

Balance as of December 31, 2011	$569,781	106,039,279	$1,057	$2,496,651	$(488,692)	$(55,880)	$2,522,917	$45,057	$12,437	$57,494	$2,580,411

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

(in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Conversion of units to common stock	—	2,234,860	22	23,735	—	—	23,757	(23,757)	—	(23,757)	—
Issuance of restricted stock, net of forfeitures	—	94,709	—	—	—	—	—	—	—	—	—
Net proceeds from sale of common stock	—	12,456,818	125	859,602	—	—	859,727	—	—	—	859,727
Exercise of stock options	—	208,200	2	4,193	—	—	4,195	—	—	—	4,195
Issuance of common stock in exchange for debentures	—	—	—	—	—	—	—	—	—	—	—
Issuance of series F preferred stock, net of offering costs	176,071	—	—	—	—	—	176,071	—	—	—	176,071
Conversion of preferred stock	(173,141)	4,106,917	41	173,100	—	—	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	15,938	—	—	15,938	—	—	—	15,938
Reclassification of vested share based awards	—	—	—	(8,544)	—	—	(8,544)	8,544	—	8,544	—
Dividends declared on preferred stock	—	—	—	—	(38,672)	—	(38,672)	—	—	—	(38,672)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(339,074)	—	(339,074)	(13,334)	—	(13,334)	(352,408)
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	—	4,302	4,302	4,302
Purchase of noncontrolling interests of a consolidated joint venture	—	—	—	(2,033)	—	—	(2,033)	—	(10,351)	(10,351)	(12,384)
Net income	—	—	—	—	210,334	—	210,334	6,157	(444)	5,713	216,047
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	46,722	46,722	1,581	—	1,581	48,303
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	(7,426)	(7,426)	(267)	—	(267)	(7,693)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	4,393	4,393	154	—	154	4,547

Balance as of December 31, 2012	$572,711	125,140,783	$1,247	$3,562,642	$(656,104)	$(12,191)	$3,468,305	$24,135	$5,944	$30,079	$3,498,384

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$216,047	$162,126	$105,412
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt-non cash portion	—	558	2,164
Equity in earnings of unconsolidated joint ventures	(8,135)	(4,952)	(5,254)
Change in fair value of accrued contingent consideration	1,051	—	—
Distributions from unconsolidated joint ventures	20,323	4,750	4,500
Write-off of net assets due to early lease terminations	1,260	81	227
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	316,064	247,024	206,775
Amortization of share-based unearned compensation	12,631	13,430	11,362
Allowance for (recovery of) doubtful accounts	1,173	(814)	558
Amortization of deferred financing costs	8,701	9,454	10,460
Write-off of deferred financing costs, included in loss on early extinguishment of debt	254	537	635
Amortization of debt discount/premium	372	2,028	4,047
Amortization of acquired in place lease value and deferred leasing costs	66,489	63,401	57,128
Amortization of acquired above market leases and acquired below market leases, net	(10,262)	(7,937)	(8,317)
Changes in assets and liabilities:
Restricted cash	7,576	(3,959)	(2,877)
Accounts and other receivables	(60,115)	(21,254)	(24,486)
Deferred rent	(77,059)	(56,309)	(45,467)
Deferred leasing costs	(15,148)	(7,129)	(5,884)
Other assets	(9,496)	(12,154)	(1,892)
Accounts payable and other accrued liabilities	20,040	(4,050)	35,433
Security deposits and prepaid rents	51,182	16,125	14,505

Net cash provided by operating activities	542,948	400,956	359,029

Cash flows from investing activities:
Acquisitions of real estate	(1,560,130)	(195,313)	(1,318,995)
Investment in unconsolidated joint ventures	(54,827)	(6,139)	(10,577)
Deposits paid for acquisitions of real estate	(1,053)	(1,289)	—
Receipt of value added tax refund	19,800	22,001	5,402
Refundable value added tax paid	(34,448)	(20,000)	(6,800)
Change in restricted cash	2,168	8,777	(17,216)
Improvements to and advances for investments in real estate	(845,761)	(638,265)	(389,741)
Improvement advances to tenants	(5,523)	(10,050)	(4,342)
Collection of advances from tenants for improvements	3,841	9,476	4,569

Net cash used in investing activities	(2,475,933)	(830,802)	(1,737,700)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from financing activities:
Borrowings on revolving credit facilities	$1,743,777	$1,028,943	$795,483
Repayments on revolving credit facilities	(1,317,466)	(1,084,105)	(668,232)
Borrowings on unsecured term loan	751,985	—	—
Borrowings on unsecured senior notes	—	—	117,000
Principal payments on unsecured notes	—	(25,000)	—
Borrowings on 5.875% unsecured senior notes due 2020	—	—	491,480
Borrowings on 4.50% unsecured senior notes due 2015	—	—	373,864
Borrowings on 5.250% unsecured senior notes due 2021	—	399,100	—
Borrowings on 3.625% unsecured senior notes due 2022	296,052	—	—
Repayments on other secured loans	(10,500)	—	—
Principal payments on mortgage loans	(166,317)	(140,094)	(18,305)
Principal repayments on 2026 exchangeable senior debentures	—	(88,758)	(250)
Equity component settled associated with exchange of 2026 exchangeable senior debentures	—	(11,783)	—
Change in restricted cash	1,932	(231)	(804)
Payment of loan fees and costs	(9,638)	(17,091)	(13,125)
Capital contributions received from (distributions made to) noncontrolling interests in joint ventures	4,302	(428)	16,967
Gross proceeds from the issuance of common stock	894,221	462,447	613,854
Gross proceeds from the issuance of preferred stock	182,500	287,500	—
Redemption of preferred stock	—	—	(166,750)
Common stock offering costs paid	(34,494)	(6,867)	(20,144)
Preferred stock offering costs paid	(6,429)	(9,757)	—
Proceeds from exercise of stock options	4,195	4,805	5,585
Payment of dividends to preferred stockholders	(38,672)	(25,397)	(37,004)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(334,429)	(261,286)	(171,549)
Purchase of noncontrolling interests in consolidated joint ventures	(12,384)	(53,240)	—

Net cash provided by financing activities	1,948,635	458,758	1,318,070

Net increase (decrease) in cash and cash equivalents	15,650	28,912	(60,601)
Cash and cash equivalents at beginning of period	40,631	11,719	72,320

Cash and cash equivalents at end of period	$56,281	$40,631	$11,719

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$166,151	$151,903	$113,548
Cash paid for income taxes	2,084	1,598	1,079
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$48,303	$(16,653)	$(14,714)
Accrual of dividends and distributions	93,434	75,455	51,210
Increase in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(7,693)	(3,185)	(7,160)
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	23,757	7,508	8,234
Preferred stock converted to shares of common stock	173,141	209,852	198
Non-cash allocation of investment in consolidated joint ventures to:
Land	$—	$—	$8,976
Building	—	—	18,155
Restricted cash	—	—	2,160
Mortgage loans	—	—	(13,375)
Other secured loans	—	—	(10,500)
Noncontrolling interests in consolidated joint ventures	—	—	(2,616)
Noncontrolling interests contribution to consolidated joint venture	—	—	2,800
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	229,743	147,835	89,049
Issuance of common stock in exchange of 2026 exchangeable senior debentures, net	—	221	83,963
Accrual of contingent purchase price for investments in real estate	90,739	—	2,295
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	$1,435,645	$222,689	$1,202,407
Acquired above market leases	44,402	$545	25,339
Acquired below market leases	(81,791)	(11,002)	(43,869)
Acquired in place lease value and deferred leasing costs	168,764	31,806	139,252
Mortgage loan assumed, net of premium	(6,890)	(48,725)	—
Security deposits	—	—	(4,134)

Cash paid for acquisition of real estate	$1,560,130	$195,313	$1,318,995

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit data)

	December 31, 2012	December 31, 2011
ASSETS
Investments in real estate:
Properties:
Land	$661,058	$555,113
Acquired ground leases	13,658	6,214
Buildings and improvements	7,662,973	5,253,754
Tenant improvements	404,830	303,502
Total investments in properties	8,742,519	6,118,583
Accumulated depreciation and amortization	(1,206,017)	(900,044)
Net investments in properties	7,536,502	5,218,539
Investment in unconsolidated joint ventures	66,634	23,976
Net investments in real estate	7,603,136	5,242,515
Cash and cash equivalents	56,281	40,631
Accounts and other receivables, net of allowance for doubtful accounts of $3,609 and $2,436 as of December 31, 2012 and December 31, 2011, respectively	168,286	90,580
Deferred rent	321,715	246,815
Acquired above market leases, net of accumulated amortization of $69,425 and $58,099 as of December 31, 2012 and December 31, 2011, respectively	65,055	29,701
Acquired in place lease value and deferred leasing costs, net of accumulated amortization of $424,039 and $348,817 as of December 31, 2012 and December 31, 2011, respectively	495,205	335,381
Deferred financing costs, net of accumulated amortization of $43,292 and $34,739 as of December 31, 2012 and December 31, 2011, respectively	30,621	29,849
Restricted cash	44,050	55,165
Other assets	34,865	27,929

Total assets	$8,819,214	$6,098,566

LIABILITIES AND CAPITAL
Global revolving credit facility	$723,729	$275,106
Unsecured term loan	757,839	—
Unsecured senior notes, net of discount	1,738,221	1,441,072
Exchangeable senior debentures	266,400	266,400
Mortgage loans, net of premiums	792,376	947,132
Other secured loan	—	10,500
Accounts payable and other accrued liabilities	646,427	315,133
Accrued dividends and distributions	93,434	75,455
Acquired below market leases, net of accumulated amortization of $137,276 and $115,456 as of December 31, 2012 and December 31, 2011, respectively	148,233	85,819
Security deposits and prepaid rents	154,171	101,538

Total liabilities	5,320,830	3,518,155

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except unit and per unit data)

	December 31, 2012	December 31, 2011
Commitments and contingencies

Capital:
Partners’ capital:
General Partner:
Series C Cumulative Convertible Preferred Units, 4.375%, $0 and $128,159 liquidation preference, respectively ($25.00 per unit), 0 and 5,126,364 units issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	—	123,820
Series D Cumulative Convertible Preferred Units, 5.500%, $123,413 and $174,426 liquidation preference, respectively ($25.00 per unit), 4,936,505 and 6,977,055 units issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	119,348	168,669
Series E Cumulative Redeemable Preferred Units, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per unit), 11,500,000 and 11,500,000 units issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	277,172	277,292
Series F Cumulative Redeemable Preferred Units, 6.625%, $182,500 and $0 liquidation preference, respectively ($25.00 per unit), 7,300,000 and 0 units issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	176,191	—
125,140,783 and 106,039,279 common units issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	2,907,785	2,009,016
Limited partners, 1,515,814 and 3,405,814 common units, 937,208 and 1,054,473 profits interest units and 398,378 and 475,843 class C units outstanding as of December 31, 2012 and December 31, 2011, respectively	26,854	49,244
Accumulated other comprehensive loss	(14,910)	(60,067)

Total partners’ capital	3,492,440	2,567,974

Noncontrolling interests in consolidated joint ventures	5,944	12,437

Total capital	3,498,384	2,580,411

Total liabilities and capital	$8,819,214	$6,098,566

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(in thousands, except unit and per unit data)

	Year Ended December 31,
	2012	2011	2010
Operating Revenues:
Rental	$990,715	$820,711	$682,026
Tenant reimbursements	272,309	211,811	178,081
Construction management	8,428	29,286	4,923
Other	7,615	902	371

Total operating revenues	1,279,067	1,062,710	865,401

Operating Expenses:
Rental property operating and maintenance	380,176	307,922	250,225
Property taxes	69,475	49,946	44,432
Insurance	9,600	8,024	8,133
Construction management	1,596	22,715	1,542
Depreciation and amortization	382,553	310,425	263,903
General and administrative	57,209	53,624	47,196
Transactions	11,120	5,654	7,438
Other	1,260	90	226

Total operating expenses	912,989	758,400	623,095

Operating income	366,078	304,310	242,306
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	8,135	4,952	5,254
Interest and other income	1,892	3,260	616
Interest expense	(157,108)	(149,350)	(137,384)
Tax expense	(2,647)	42	(1,851)
Loss from early extinguishment of debt	(303)	(1,088)	(3,529)

Net income	216,047	162,126	105,412
Net loss attributable to noncontrolling interests in consolidated joint ventures	444	324	288

Net income attributable to Digital Realty Trust, L.P.	216,491	162,450	105,700
Preferred units distributions	(38,672)	(25,397)	(37,004)
Cost on redemption of preferred units	—	—	(6,951)

Net income available to common unitholders	$177,819	$137,053	$61,745

Net income per unit available to common unitholders:
Basic	$1.48	$1.33	$0.69
Diluted	$1.48	$1.32	$0.68

Weighted average common units outstanding:
Basic	119,861,380	103,053,004	89,261,172
Diluted	120,150,290	103,817,378	90,999,145

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$216,047	$162,126	$105,412
Other comprehensive income (loss):
Foreign currency translation adjustments	48,303	(16,653)	(14,714)
Decrease in fair value of interest rate swaps	(7,693)	(3,185)	(7,160)
Reclassification to interest expense from interest rate swaps	4,547	5,631	6,644

Comprehensive income	$261,204	$147,919	$90,182

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2009	27,465,455	$662,338	76,812,783	$924,604	5,419,097	$60,875	$(30,630)	$17,614	$1,634,801
Conversion of limited partner common units to general partner common units	—	—	770,988	8,234	(770,988)	(8,234)	—	—	—
Issuance of restricted common units, net of forfeitures	—	—	67,253	—	—	—	—	—	—
Net proceeds from issuance of common units	—	—	10,723,108	593,710	—	—	—	—	593,710
Issuance of common units in connection with the exercise of stock options	—	—	148,099	5,585	—	—	—	—	5,585
Issuance of common units, net of forfeitures	—	—	—	—	815,340	—	—	—	—
Issuance of common units in exchange for debentures	—	—	2,632,054	83,963	—	—	—	—	83,963
Conversion of series D preferred units	(8,200)	(198)	4,936	198	—	—	—	—	—
Redemption of preferred units	(6,670,000)	(159,799)	—	(6,951)	—	—	—	—	(166,750)
Amortization of unearned compensation regarding share based awards	—	—	—	13,548	—	—	—	—	13,548
Reclassification of vested share based awards	—	—	—	(11,307)	—	11,307	—	—	—
Distributions	—	(37,004)	—	(174,616)	—	(11,139)	—	—	(222,759)
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	22,383	22,383
Net income	—	37,004	—	65,290	—	3,406	—	(288)	105,412
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(14,714)	—	(14,714)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(7,160)	—	(7,160)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	6,644	—	6,644

Balance as of December 31, 2010	20,787,255	$502,341	91,159,221	$1,502,258	5,463,449	$56,215	$(45,860)	$39,709	$2,054,663

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL (continued)

(in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Conversion of limited partner common units to general partner common units	—	—	658,723	7,508	(658,723)	(7,508)	—	—	—
Issuance of restricted common units, net of forfeitures	—	—	79,119	—	—	—	—	—	—
Net proceeds from issuance of common units	—	—	7,746,886	455,580	—	—	—	—	455,580
Issuance of common units in connection with the exercise of stock options	—	—	123,777	4,805	—	—	—	—	4,805
Issuance of common units, net of forfeitures	—	—	—	—	131,404	—	—	—	—
Issuance of common units in exchange for debentures	—	—	1,087,820	(11,450)	—	—	—	—	(11,450)
Net proceeds from issuance of preferred units	11,500,000	277,292	—	—	—	—	—	—	277,292
Conversion of preferred units	(8,683,836)	(209,852)	5,183,733	209,852	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	16,199	—	—	—	—	16,199
Reclassification of vested share based awards	—	—	—	(8,472)	—	8,472	—	—	—
Distributions	—	(25,397)	—	(271,412)	—	(14,120)	—	—	(310,929)
Purchase of noncontrolling interests of a consolidated joint venture	—	—	—	(26,720)	—	—	—	(26,520)	(53,240)
Distributions to noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	(428)	(428)
Net income	—	25,397	—	130,868	—	6,185	—	(324)	162,126
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(16,653)	—	(16,653)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(3,185)	—	(3,185)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	5,631	—	5,631

Balance as of December 31, 2011	23,603,419	$569,781	106,039,279	$2,009,016	4,936,130	$49,244	$(60,067)	$12,437	$2,580,411

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL (continued)

(in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Conversion of limited partner common units to general partner common units	—	—	2,234,860	23,757	(2,234,860)	(23,757)	—	—	—
Issuance of restricted common units, net of forfeitures	—	—	94,709	—	—	—	—	—	—
Net proceeds from issuance of common units	—	—	12,456,818	859,727	—	—	—	—	859,727
Issuance of common units in connection with the exercise of stock options	—	—	208,200	4,195	—	—	—	—	4,195
Issuance of common units, net of forfeitures	—	—	—	—	150,130	—	—	—	—
Net proceeds from issuance of preferred units	7,300,000	176,071	—	—	—	—	—	—	176,071
Conversion of preferred units	(7,166,914)	(173,141)	4,106,917	173,141	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	15,938	—	—	—	—	15,938
Reclassification of vested share based awards	—	—	—	(8,544)	—	8,544	—	—	—
Distributions	—	(38,672)	—	(339,074)	—	(13,334)	—	—	(391,080)
Purchase of noncontrolling interests of a consolidated joint venture	—	—	—	(2,033)	—	—	—	(10,351)	(12,384)
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	4,302	4,302
Net income	—	38,672	—	171,662	—	6,157	—	(444)	216,047
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	48,303	—	48,303
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(7,693)	—	(7,693)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	4,547	—	4,547

Balance as of December 31, 2012	23,736,505	$572,711	125,140,783	$2,907,785	2,851,400	$26,854	$(14,910)	$5,944	$3,498,384

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$216,047	$162,126	$105,412
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt-non cash portion	—	558	2,164
Equity in earnings of unconsolidated joint ventures	(8,135)	(4,952)	(5,254)
Change in fair value of accrued contingent consideration	1,051	—	—
Distributions from unconsolidated joint ventures	20,323	4,750	4,500
Write-off of net assets due to early lease terminations	1,260	81	227
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	316,064	247,024	206,775
Amortization of share-based unearned compensation	12,631	13,430	11,362
Allowance for (recovery of) doubtful accounts	1,173	(814)	558
Amortization of deferred financing costs	8,701	9,454	10,460
Write-off of deferred financing costs, included in loss on early extinguishment of debt	254	537	635
Amortization of debt discount/premium	372	2,028	4,047
Amortization of acquired in place lease value and deferred leasing costs	66,489	63,401	57,128
Amortization of acquired above market leases and acquired below market leases, net	(10,262)	(7,937)	(8,317)
Changes in assets and liabilities:
Restricted cash	7,576	(3,959)	(2,877)
Accounts and other receivables	(60,115)	(21,254)	(24,486)
Deferred rent	(77,059)	(56,309)	(45,467)
Deferred leasing costs	(15,148)	(7,129)	(5,884)
Other assets	(9,496)	(12,154)	(1,892)
Accounts payable and other accrued liabilities	20,040	(4,050)	35,433
Security deposits and prepaid rents	51,182	16,125	14,505

Net cash provided by operating activities	542,948	400,956	359,029

Cash flows from investing activities:
Acquisitions of real estate	(1,560,130)	(195,313)	(1,318,995)
Investment in unconsolidated joint ventures	(54,827)	(6,139)	(10,577)
Deposits paid for acquisitions of real estate	(1,053)	(1,289)	—
Receipt of value added tax refund	19,800	22,001	5,402
Refundable value added tax paid	(34,448)	(20,000)	(6,800)
Change in restricted cash	2,168	8,777	(17,216)
Improvements to and advances for investments in real estate	(845,761)	(638,265)	(389,741)
Improvement advances to tenants	(5,523)	(10,050)	(4,342)
Collection of advances from tenants for improvements	3,841	9,476	4,569

Net cash used in investing activities	(2,475,933)	(830,802)	(1,737,700)

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from financing activities:
Borrowings on revolving credit facilities	$1,743,777	$1,028,943	$795,483
Repayments on revolving credit facilities	(1,317,466)	(1,084,105)	(668,232)
Borrowings on unsecured term loan	751,985	—	—
Borrowings on unsecured senior notes	—	—	117,000
Principal payments on unsecured notes	—	(25,000)	—
Borrowings on 5.875% unsecured senior notes due 2020	—	—	491,480
Borrowings on 4.50% unsecured senior notes due 2015	—	—	373,864
Borrowings on 5.250% unsecured senior notes due 2021	—	399,100	—
Borrowings on 3.625% unsecured senior notes due 2022	296,052	—	—
Repayments on other secured loans	(10,500)	—	—
Principal payments on mortgage loans	(166,317)	(140,094)	(18,305)
Principal repayments on 2026 exchangeable senior debentures	—	(88,758)	(250)
Equity component settled associated with exchange of 2026 exchangeable senior debentures	—	(11,783)	—
Change in restricted cash	1,932	(231)	(804)
Payment of loan fees and costs	(9,638)	(17,091)	(13,125)
Capital contributions received from (distributions made to) noncontrolling interests in joint ventures	4,302	(428)	16,967
General partner contributions	1,039,993	738,128	599,295
Redemption of preferred stock	—	—	(166,750)
Payment of distributions to preferred unitholders	(38,672)	(25,397)	(37,004)
Payment of distributions to common unitholders	(334,429)	(261,286)	(171,549)
Purchase of noncontrolling interests in consolidated joint ventures	(12,384)	(53,240)	—

Net cash provided by financing activities	1,948,635	458,758	1,318,070

Net increase (decrease) in cash and cash equivalents	15,650	28,912	(60,601)
Cash and cash equivalents at beginning of period	40,631	11,719	72,320

Cash and cash equivalents at end of period	$56,281	$40,631	$11,719

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$166,151	$151,903	$113,548
Cash paid for income taxes	2,084	1,598	1,079
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$48,303	$(16,653)	$(14,714)
Accrual of distributions	93,434	75,455	51,210
Increase in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(7,693)	(3,185)	(7,160)
Preferred units converted to common units	173,141	209,852	198
Non-cash allocation of investment in consolidated joint ventures to:
Land	—	—	8,976
Building	—	—	18,155
Restricted cash	—	—	2,160
Mortgage loans	—	—	(13,375)
Other secured loans	—	—	(10,500)
Noncontrolling interests in consolidated joint ventures	—	—	(2,616)
Noncontrolling interests contribution to consolidated joint venture	—	—	2,800
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	229,743	147,835	89,049
Accrual of contingent purchase price for investments in real estate	—	—	2,295
Issuance of common units associated with exchange of 2026 exchangeable senior debentures, net	—	221	83,963
Accrual of contingent purchase price for investments in real estate	90,739	—	—
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	$1,435,645	$222,689	$1,202,407
Acquired above market leases	44,402	545	25,339
Acquired below market leases	(81,791)	(11,002)	(43,869)
Acquired in place lease value and deferred leasing costs	168,764	31,806	139,252
Mortgage loan assumed, net of premium	(6,890)	(48,725)	—
Security deposits	—	—	(4,134)

Cash paid for acquisition of real estate	$1,560,130	$195,313	$1,318,995

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is engaged in the business of owning, acquiring, developing and managing technology-related real estate. The Company is focused on providing customer driven datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from information technology and Internet enterprises, to manufacturing and financial services. As of December 31, 2012, our portfolio consisted of 117 properties, excluding three properties held as investments in unconsolidated joint ventures and developable land, of which 92 are located throughout North America, 21 are located in Europe, three are located in Australia and one is located in Asia. We are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S., Amsterdam, Dublin, London and Paris markets in Europe and Singapore, Sydney and Melbourne markets in the Asia Pacific region. The portfolio consists of Internet gateway and corporate datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of December 31, 2012, Digital Realty Trust, Inc. owns a 97.8% common interest and a 100% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.

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

There are few differences between the Company and the Operating Partnership, which are reflected in these consolidated financial statements. We believe it is important to understand the differences between the Company

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

and the Operating Partnership in the context of how we operate as an interrelated consolidated company. Digital Realty Trust, Inc.’s only material asset is its ownership of partnership interests of the Operating Partnership. As a result, Digital Realty Trust, Inc. does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain unsecured debt of the Operating Partnership and certain of its subsidiaries. Digital Realty Trust, Inc. itself does not hold any indebtedness but guarantees the unsecured debt of the Operating Partnership and certain of its subsidiaries, as disclosed in these notes. The Operating Partnership holds substantially all the assets of the Company and holds the ownership interests in the Company’s joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Digital Realty Trust, Inc., which are generally contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units.

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

To help investors understand the significant differences between the Company and the Operating Partnership, these consolidated financial statements present the following separate sections for each of the Company and the Operating Partnership:

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

(b) Cash Equivalents

For the purpose of the consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of December 31, 2012 and 2011, cash equivalents consist of investments in money market instruments.

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

(e) Impairment of Long-Lived Assets

We review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in the market price of the property, a significant adverse change in the extent or manner in which the property is being used in its physical condition or expected to be used based on the underwriting at the time of acquisition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of the property, or a history of operating or cash flow losses of the property. When such impairment indicators exist, we review an estimate of the future undiscounted net cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition and compare that estimate to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. Management believes no impairment in the net carrying value of our investments in real estate has occurred.

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

December 31, 2012 and 2011

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) estimated fair market lease rates from the perspective of a market participant for the corresponding in-place leases, measured , for above-market leases, over a period equal to the remaining non-cancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below market fixed rate renewal periods. The leases we have acquired do not currently include any below market fixed rate renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values, also referred to as acquired lease obligations, are amortized as an increase to rental income over the initial terms of the respective leases and any below market fixed rate renewal periods.

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

(g) Capitalization of Costs

Direct and indirect project costs that are clearly associated with the development of properties are capitalized as incurred. Project costs include all costs directly associated with the development of a property,

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

including construction costs, interest, property taxes, insurance, legal fees and costs of personnel working on the project. Indirect costs that do not clearly relate to the projects under development are not capitalized and are charged to expense as incurred.

Capitalization of costs begins when the activities necessary to get the development project ready for its intended use begins, which include costs incurred before the beginning of construction. Capitalization of costs ceases when the development project is substantially complete and ready for its intended use. Determining when a development project commences, and when it is substantially complete and ready for its intended use involves a degree of judgment. We generally consider a development project to be substantially complete and ready for its intended use upon commissioning, which is when the developed project has been tested at full load, or receipt of a certificate of occupancy. We cease cost capitalization if activities necessary for the development of the property have been suspended. Capitalized costs are allocated to the specific components of a project that are benefited.

During the years ended December 31, 2012, 2011 and 2010, we capitalized interest of approximately $21.5 million, $17.9 million and $10.2 million, respectively. During the years ended December 31, 2012, 2011 and 2010, we capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $31.6 million, $24.7 million and $18.0 million, respectively. Cash flows from capitalized leasing costs of $40.1 million, $28.2 million and $21.5 million are included in improvements to and advances for investments in real estate in cash flows from investing activities in the consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010, respectively.

(h) Deferred Leasing Costs

Leasing commissions and other direct and indirect costs associated with the acquisition of tenants are capitalized and amortized on a straight line basis over the terms of the related leases.

(i) Foreign Currency Translation

Assets and liabilities of our subsidiaries outside the United States with non-U.S. dollar functional currencies are translated into U.S. dollars using exchange rates as of the balance sheet dates. Income and expenses are translated using the average exchange rates for the reporting period. Foreign currency translation adjustments are recorded as a component of other comprehensive income.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

(m) Share Based Compensation

We account for share based compensation using the fair value method of accounting. The estimated fair value of the stock options granted by us is being amortized on a straight-line basis over the vesting period of the stock options. The estimated fair value of the long-term incentive units and Class C Units (discussed in note 13) granted by us is being amortized on a straight-line basis over the expected service period.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2012, 2011 and 2010, respectively, there were no ineffective portions to our interest rate swaps.

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

December 31, 2012 and 2011

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

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of December 31, 2012 and 2011, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our consolidated statements of operations. For the years ended December 31, 2012, 2011 and 2010, we had no such interest or penalties. The tax years 2009 through 2011 remain open to examination by the major taxing jurisdictions with which the Parent Company and its subsidiaries file tax returns.

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

(r) Asset Retirement Obligations

We record accruals for estimated retirement obligations as required by current accounting guidance. The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. As of December 31, 2012 and December 31, 2011, the amount included in accounts payable and other accrued liabilities on our consolidated balance sheets was approximately $1.7 million and $1.2 million, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

(s) Construction Management Revenue

Construction management revenue for long-term contracts are recognized under the percentage-of-completion method of accounting. Revenues are determined by measuring the percentage of total costs incurred to date to estimated total costs for each construction management contract based on current estimates of costs to complete. Contract costs include all labor and benefits, materials, subcontracts, and an allocation of indirect costs related to contract performance. Indirect costs are allocated to projects based upon labor hours charged. Third party costs are included in construction management expense and their reimbursements are included in construction management revenue to the extent that the Company is the primary obligor for the third party costs. Otherwise, construction management revenue and expense is reflected net of third party costs. As long-term design-build projects extend over one or more years, revisions in cost and estimated earnings during the course of the work are reflected in the accounting period in which the facts which require the revision become known. At the time a loss on a design-build project becomes known, the entire amount of the estimated loss is recognized in the consolidated financial statements. Change orders are recognized when they are approved by the client.

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

December 31, 2012 and 2011

(u) Transactions Expense

Transactions expense includes acquisition-related expenses and other business development expenses, which are expensed as incurred. Acquisition-related expenses include closing costs, broker commissions and other professional fees, including legal and accounting fees related to acquisitions and potential acquisitions.

(v) Management’s Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made. On an on-going basis, we evaluate our estimates, including those related to the valuation of our real estate properties, contingent consideration, accounts receivable and deferred rent receivable, performance-based equity compensation plans, the completeness of accrued liabilities and Digital Realty Trust, Inc.’s qualification as a REIT. We base our estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.

(w) Segment and Geographic Information

All of our properties generate similar revenues and expenses related to tenant rent and reimbursements and operating expenses. The delivery of our products is consistent across all properties and although services are provided to a wide range of customers, the types of real estate services provided to them are standardized throughout the portfolio. As such, the properties in our portfolio have similar economic characteristics and the nature of the products and services provided to our customers and the method to distribute such services are consistent throughout the portfolio. Consequently, our properties qualify for aggregation into one reporting segment.

Operating revenues from properties in the United States were $1,050.2 million, $946.0 million and $771.7 million and outside the United States were $228.9 million, $116.7 million and $93.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. We had long-lived assets located in the United States of $5,009.6 million, $4,255.2 million and $3,806.3 million and outside the United States of $2,526.9 million, $963.3 million and $760.5 million as of December 31, 2012, 2011 and 2010, respectively.

Operating revenues from properties located in England were $117.2 million $43.6 million and $38.6 million, or 9.2%, 4.1% and 4.5% of total operating revenues for the years ended December 31, 2012, 2011 and 2010, respectively. No foreign country comprised more than 10% of total operating revenues for each of these years. We had long-lived assets located in England of $1,679.5 million, $356.0 million and $288.2 million, or 22.3%, 6.8% and 6.3% of total long-lived assets as of December 31, 2012, 2011 and 2010, respectively. No other foreign country comprised more than 10% of total long-lived assets as of each of December 31, 2012, 2011 and 2010.

(x) Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. We do not expect the adoption of ASU 2013-02 for our reporting periods beginning on January 1, 2013 to have a significant impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. In December 2011, the FASB deferred portions of this update in its issuance of Accounting Standards Update No. 2011-12. We have elected the two-statement approach and the required consolidated financial statements are presented herein.

3. Investments in Real Estate

A summary of our investments in properties as of December 31, 2012 and 2011 is as follows:

	As of December 31, 2012
	(in thousands)
Property Type	Land	Ground Lease	Building and Improvements(1)	Tenant Improvements	Accumulated Depreciation and Amortization	Net Investment in Properties
Internet Gateway Datacenters	$92,612	$—	$1,128,407	$84,521	$(348,623)	$956,917
Corporate Datacenters	511,884	12,336	6,250,225	301,068	(819,830)	6,255,683
Technology Manufacturing	26,288	1,322	114,730	6,093	(22,455)	125,978
Technology Office	28,109	—	122,625	13,148	(11,734)	152,148
Other	2,165	—	46,986	—	(3,375)	45,776

	$661,058	$13,658	$7,662,973	$404,830	$(1,206,017)	$7,536,502

	As of December 31, 2011
	(in thousands)
Property Type	Land	Ground Lease	Building and Improvements(1)	Tenant Improvements	Accumulated Depreciation and Amortization	Net Investment in Properties
Internet Gateway Datacenters	$83,992	$—	$1,107,581	$84,870	$(318,874)	$957,569
Corporate Datacenters	438,323	4,892	3,996,266	211,235	(553,445)	4,097,271
Technology Manufacturing	20,602	1,322	65,450	5,938	(20,290)	73,022
Technology Office	10,031	—	31,670	1,459	(5,248)	37,912
Other	2,165	—	52,787	—	(2,187)	52,765

	$555,113	$6,214	$5,253,754	$303,502	$(900,044)	$5,218,539

(1)	Balance includes, as of December 31, 2012 and 2011, $641.7 million and $476.3 million of direct and accrued costs associated with work in progress, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

We acquired the following real estate properties during the years ended December 31, 2012 and 2011:

Acquisitions

Location	Metropolitan Area	Date Acquired	Amount (in millions)(1)
Convergence Business Park(2)	Dallas, Texas	February 22, 2012	$123.0
9333, 9355, 9377 Grand Avenue(3)	Chicago, Illinois	May 10, 2012	22.3
8025 North Interstate 35(4)	Austin, Texas	May 18, 2012	12.5
400 S. Akard Street	Dallas, Texas	June 13, 2012	75.0
Sentrum Portfolio(5)	London, England	July 11, 2012	1,138.6
11900 East Cornell Avenue	Denver, Colorado	September 14, 2012	90.8
701 Union Boulevard	New York Metro	November 1, 2012	16.8
23 Waterloo Road	Sydney, Australia	December 19, 2012	12.3
Paris Portfolio(6)	Paris, France	December 27, 2012	79.4

Total Acquisitions—Year Ended December 31, 2012			$1,570.7

Location	Metropolitan Area	Date Acquired	Amount (in millions)(1)
Loudoun Parkway North(7)	Northern Virginia	April 15, 2011	$17.3
Erskine Park(7)	Sydney, Australia	July 21, 2011	10.9
Fountain Court, Chessington	London, England	July 26, 2011	21.1
72/98 Radnor Drive(7)	Melbourne, Australia	August 19, 2011	4.3
3825 NW Aloclek(7)	Portland, Oregon	August 26, 2011	1.6
11085 Sun Center Drive	Sacramento, California	September 23, 2011	30.0
Profile Park(7)	Dublin, Ireland	October 21, 2011	6.3
760 Doug Davis Drive	Atlanta, Georgia	December 15, 2011	63.0
1506 Moran Road	Northern Virginia	December 22, 2011	2.8
360 Spear Street(8)	San Francisco, California	December 28, 2011	85.0

Total Acquisitions—Year Ended December 31, 2011			$242.3

(1)	Purchase prices are all in U.S. Dollars, foreign acquisitions are based on the exchange rate at the date of acquisition.
(2)	Convergence Business Park is comprised of nine buildings along with undeveloped land. It is considered one property for our property count.
(3)	9333, 9355, 9377 Grand Avenue is comprised of three buildings. It is considered one property for our property count.
(4)	In connection with the acquisition, we assumed a $6.7 million secured mortgage loan.
(5)

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

December 31, 2012 and 2011

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

(6)	The Paris Portfolio consists of 1 Rue Jean-Pierre, 127 Rue de Paris and Liet-dit le Christ de Saclay located in the Paris metropolitan area. The Paris Portfolio is considered three properties for our property count.
(7)	Represents vacant land which is not included in our operating property count.
(8)	Includes the assumption of a $47.6 million mortgage loan.

The table below reflects the purchase price allocation for the properties acquired in 2012 (in thousands):

Location	Investments in Real Estate	Above-Market Leases	In-Place Leases	Below-Market Leases	Debt Premium	Acquisition Date Fair-Value
Convergence Business Park	$122,418	$—	$23,086	$(26,450)	$—	$119,054
9333, 9355, 9377 Grand Avenue	20,201	—	2,102	—	—	22,303
8025 North Interstate 35	11,432	—	1,266	(58)	(190)	12,450
400 S. Akard Street	72,806	—	12,394	(10,200)	—	75,000
Sentrum Portfolio	1,025,184	44,371	107,179	(38,183)	—	1,138,551
11900 East Cornell Avenue	83,992	32	12,536	(5,713)	—	90,847
701 Union Boulevard	16,800	—	—	—	—	16,800
23 Waterloo Road	11,071	—	2,431	(1,187)	—	12,315
Paris Portfolio	71,646	—	7,770	—	—	79,416

Total	$1,435,550	$44,403	$168,764	$(81,791)	$(190)	$1,566,736

Weighted average remaining intangible amortization life (in months)		84	100	121	39

Operating revenues of $96.3 million and operating income of $25.0 million from the properties acquired in 2012 are included in the consolidated income statement for the year ended December 31, 2012.

The unaudited pro forma operating revenues and operating income of the Company, including the properties acquired in 2012 as if they had been acquired on January 1, 2011, are as follows:

	Operating Revenues	Operating Income
	(in millions)
Supplemental pro forma for the year ended December 31, 2012(1)	$1,376.3	$413.6
Supplemental pro forma for the year ended December 31, 2011(1)	1,256.2	369.1

(1)

These unaudited pro forma results do not purport to be indicative of what operating results would have been had the acquisitions occurred on January 1, 2011, and may not be indicative of future operating results.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

4. Investment in Unconsolidated Joint Ventures

As of December 31, 2012, our investment in unconsolidated joint ventures consists of effective 50% interests in joint ventures that own a datacenter property at 2001 Sixth Avenue in Seattle, Washington, a development property at 2020 Fifth Avenue in Seattle, Washington and a development property at 33 Chun Choi Street in Hong Kong. The following tables present summarized financial information for the joint ventures for the years ended December 31, 2012, 2011, and 2010 (in thousands):

2012	% Ownership	Net Investment in Properties	Total Assets	Mortgage Loans	Total Liabilities	Equity / (Deficit)	Revenues	Property Operating Expense	Net Operating Income	Net Income (Loss)
Unconsolidated Joint Ventures
2001 Sixth Avenue	50.00%	$32,446	$39,336	$107,294	$112,035	$(72,699)	$35,026	$(10,129)	$24,897	$11,990
700/750 Central Expressway	50.00%	—	879	—	496	383	1,798	(582)	1,216	4,389
2020 Fifth Avenue	50.00%	45,501	47,256	—	693	46,563	426	(38)	388	388
33 Chun Choi Street (Hong Kong)	50.00%	26,966	72,391	—	953	71,438	—	(24)	(24)	(44)

Total Unconsolidated Joint Ventures		$104,913	$159,862	$107,294	$114,177	$45,685	$37,250	$(10,773)	$26,477	$16,723

Our investment in and share of equity in earnings of unconsolidated joint ventures						$66,634				$8,135

2011	% Ownership	Net Investment in Properties	Total Assets	Mortgage Loans	Total Liabilities	Equity / (Deficit)	Revenues	Property Operating Expense	Net Operating Income	Net Income (Loss)
Unconsolidated Joint Ventures
2001 Sixth Avenue	50.00%	$35,001	$42,497	$108,532	$114,030	$(71,533)	$32,704	$(9,553)	$23,151	$10,477
700/750 Central Expressway	50.00%	43,086	52,352	25,000	38,830	13,522	4,776	(1,053)	3,723	(677)
2020 Fifth Avenue	16.40%	27,844	28,260	—	844	27,416	37	(29)	8	8

Total Unconsolidated Joint Ventures		$105,931	$123,109	$133,532	$153,704	$(30,595)	$37,517	$(10,635)	$26,882	$9,808

Our investment in and share of equity in earnings of unconsolidated joint ventures						$23,976				$4,952

2010	% Ownership	Net Investment in Properties	Total Assets	Mortgage Loans	Total Liabilities	Equity / (Deficit)	Revenues	Property Operating Expense	Net Operating Income	Net Income (Loss)
Unconsolidated Joint Ventures
2001 Sixth Avenue	50.00%	$36,302	$42,355	$109,716	$114,911	$(72,556)	$30,468	$(9,103)	$21,365	$10,272
700/750 Central Expressway	50.00%	41,993	50,373	25,000	37,973	12,400	1,857	(432)	1,425	(439)

Total Unconsolidated Joint Ventures		$78,295	$92,728	$134,716	$152,884	$(60,156)	$32,325	$(9,535)	$22,790	$9,833

Our investment in and share of equity in earnings of unconsolidated joint ventures						$17,635				$5,254

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

In March 2012, we entered into a joint venture with Savvis, Inc., a CenturyLink company. On June 26, 2012, this unconsolidated joint venture acquired a 164,000 square foot property in Hong Kong. The property is located at 33 Chun Choi Street in Hong Kong. As of December 31, 2012, we have contributed approximately $35.7 million to this joint venture.

The 700/750 Central Expressway property was sold in May 2012. The joint venture will remain in existence until the final distributions have been made to the partners in 2013.

Our investment in unconsolidated joint ventures included in our consolidated balance sheet exceeds our equity presented in the joint ventures’ balance sheet since our purchase accounting adjustments are not pushed down to the joint ventures.

5. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (acquired in place lease value and acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of December 31, 2012 and December 31, 2011.

	Balance as of
(Amounts in thousands)	December 31, 2012	December 31, 2011
Acquired in place lease value:
Gross amount	$720,373	$545,409
Accumulated amortization	(367,088)	(312,499)

Net	$353,285	$232,910

Acquired above market leases:
Gross amount	$134,480	$87,800
Accumulated amortization	(69,425)	(58,099)

Net	$65,055	$29,701

Acquired below market leases:
Gross amount	$285,509	$201,275
Accumulated amortization	(137,276)	(115,456)

Net	$148,233	$85,819

Amortization of acquired below-market lease value, net of acquired above-market lease value, resulted in an increase to rental revenues of $10.3 million and $7.9 million for the years ended December 31, 2012 and 2011, respectively. The expected average remaining lives for acquired below market leases and acquired above market leases is 7.2 years and 5.3 years, respectively, as of December 31, 2012. Estimated annual amortization of acquired below-market lease value, net of acquired above-market lease value, for each of the five succeeding years, commencing January 1, 2013 is as follows:

(Amounts in thousands)
2013	$11,540
2014	9,618
2015	8,620
2016	7,357
2017	5,915

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

Amortization of acquired in place lease value (a component of depreciation and amortization expense) was $54.0 million and $52.7 million for the years ended December 31, 2012 and 2011, respectively. The expected average amortization period for acquired in place lease value is 7.3 years as of December 31, 2012. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 5.8 years as of December 31, 2012. Estimated annual amortization of acquired in place lease value for each of the five succeeding years, commencing January 1, 2013 is as follows:

(Amounts in thousands)
2013	$57,924
2014	53,138
2015	44,450
2016	41,686
2017	28,029

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

7. Debt of the Operating Partnership

A summary of outstanding indebtedness of the Operating Partnership as of December 31, 2012 and 2011 is as follows (in thousands):

Indebtedness	Interest Rate at December 31, 2012		Maturity Date		Principal Outstanding December 31, 2012		Principal Outstanding December 31, 2011
Global revolving credit facility	Various	(1)	Nov. 3, 2015		$723,729	(2)	$275,106	(2)

Unsecured term loan	Various	(3)(9)	Apr. 16, 2017		$757,839	(4)	$—

Unsecured senior notes:
Prudential Shelf Facility:
Series B	9.320%		Nov. 5, 2013		33,000		33,000
Series C	9.680%		Jan. 6, 2016		25,000		25,000
Series D	4.570%		Jan. 20, 2015		50,000		50,000
Series E	5.730%		Jan. 20, 2017		50,000		50,000
Series F	4.500%		Feb. 3, 2015		17,000		17,000

Total Prudential Shelf Facility					175,000		175,000
Senior Notes:
4.50% notes due 2015	4.500%		Jul. 15, 2015		375,000		375,000
5.875% notes due 2020	5.875%		Feb. 1, 2020		500,000		500,000
5.25% notes due 2021	5.250%		Mar. 15, 2021		400,000		400,000
3.625% notes due 2022	3.625%		Oct. 1, 2022		300,000		—
Unamortized discounts					(11,779)		(8,928)

Total senior notes, net of discount					1,563,221		1,266,072

Total unsecured senior notes, net of discount					1,738,221		1,441,072

Exchange Debentures:
5.50% exchangeable senior debentures due 2029	5.50%		Apr. 15, 2029	(5)	266,400		266,400

Total exchangeable senior debentures					266,400		266,400
Mortgage loans:
Secured Term Debt(6)(7)	5.65%		Nov. 11, 2014		135,991		138,828
200 Paul Avenue 1-4(7)	5.74%		Oct. 8, 2015		72,646		74,458
Mundells Roundabout	3-month GBP LIBOR + 1.20	%(9)	Nov. 30, 2013		69,612	(10)	66,563	(10)
2045 & 2055 LaFayette Street(7)	5.93%		Feb. 6, 2017		64,621		65,551
34551 Ardenwood Boulevard 1-4(7)	5.95%		Nov. 11, 2016		52,916		53,627
1100 Space Park Drive(7)	5.89%		Dec. 11, 2016		52,889		53,609
1350 Duane Avenue/3080 Raymond Street(7)	5.42%		Oct. 1, 2012	(13)	—		52,800
600 West Seventh Street	5.80%		Mar. 15, 2016		51,174		52,709
150 South First Street(7)	6.30%		Feb. 6, 2017		50,830		51,508
360 Spear Street(7)	6.32%		Nov. 8, 2013		46,613		47,569

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

Indebtedness	Interest Rate at December 31, 2012		Maturity Date		Principal Outstanding December 31, 2012		Principal Outstanding December 31, 2011
114 Rue Ambroise Croizat	3-month EURIBOR + 1.35%		Jan. 18, 2012	(13)	—		39,483	(11)
2334 Lundy Place(7)	5.96%		Nov. 11, 2016		38,486		39,003
Clonshaugh Industrial Estate II(8)	3-month EURIBOR + 4.50	%(9)	Sep. 4, 2014		39,579	(11)	38,883	(11)
1500 Space Park Drive(7)	6.15%		Oct. 5, 2013		35,682		37,875
Unit 9, Blanchardstown Corporate Park	3-month EURIBOR + 1.35%		Jan. 18, 2012	(13)	—		33,946	(11)
Cressex 1(12)	5.68%		Oct. 16, 2014		28,560	(10)	27,786	(10)
1201 Comstock Street(7)	1-month LIBOR + 3.50%		Jun. 24, 2012	(13)	—		16,163
Paul van Vlissingenstraat 16	3-month EURIBOR + 1.60	%(9)	Jul. 18, 2013		13,336	(11)	13,319	(11)
2805 Lafayette Street(7)(14)	1-month LIBOR + 4.75%		Jun. 9, 2013	(13)	—		10,000
Chemin de l’Epinglier 2	3-month EURIBOR + 1.50	%(9)	Jul. 18, 2013		9,649	(11)	9,636	(11)
Gyroscoopweg 2E-2F	3-month EURIBOR + 1.50	%(9)	Oct. 18, 2013		8,492	(11)	8,480	(11)
Manchester Technopark(12)	5.68%		Oct. 16, 2014		8,688	(10)	8,453	(10)
8025 North Interstate 35	4.09%		Mar. 6, 2016		6,561		—
731 East Trade Street	8.22%		Jul. 1, 2020		4,509		4,806
Unamortized net premiums					1,542		2,077

Total mortgage loans, net of premiums					792,376		947,132
Other secured loan:
2805 Lafayette Street Mezzanine(7)(14)	1-month LIBOR + 8.50%		Jun. 9, 2013	(13)	—		10,500

Total other secured loan					—		10,500

Total indebtedness					$4,278,565		$2,940,210

(1)	The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin of 125 basis points which is based on the credit rating of our long-term debt. An annual facility fee of 25 basis points, which is based on the credit rating of our long-term debt, is due and payable quarterly on the total commitment amount of the facility.
2)	Balances as of December 31, 2012 and December 31, 2011 are as follows (balances, in thousands):

Denomination of Draw	Balance as of December 31, 2012		Weighted-average interest rate	Balance as of December 31, 2011		Weighted-average interest rate
US ($)	$49,000		2.05%	$194,000		1.54%
British Sterling (£)	433,195	(a)	1.75%	49,892	(b)	1.99%
Euro (€)	87,074	(a)	1.36%	—		—
Singapore Dollar (SGD)	26,191	(a)	1.56%	28,151	(b)	1.56%
Australian Dollar (AUD)	93,754	(a)	4.42%	3,063	(b)	5.89%
Hong Kong Dollar (HKD)	34,515	(a)	1.53%	—		0.00%

Total	$723,729		2.05%	$275,106		1.67%

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

(a)	Based on exchange rates of $1.63 to £1.00, $1.32 to €1.00, $0.82 to 1.00 SGD, $1.04 to 1.00 AUD and $0.13 to 1.00 HKD, respectively, as of December 31, 2012.
(b)	Based on exchange rates of $1.55 to £1.00, $0.77 to 1.00 SGD and $1.02 to 1.00 AUD, respectively, as of December 31, 2011.
(3)	Interest rates are based on our senior unsecured debt ratings and are currently 145 basis points over the applicable index for floating rate advances.
(4)	Balances as of December 31, 2012 are as follows (balances, in thousands):

Denomination of Draw	Balance as of December 31, 2012		Weighted-average interest rate
U.S. Dollar ($)	$410,905		1.66%
Singapore Dollar (SGD)	155,098	(a)	1.77%
British Pound Sterling (£)	91,191	(a)	1.94%
Euro (€)	65,305	(a)	1.56%
Australian Dollar (AUD)	35,340	(a)	4.57%

	$757,839		1.84%

(a)	Based on exchange rates of $0.82 to 1.00 SGD, $1.63 to £1.00, $1.32 to €1.00 and $1.04 to 1.00 AUD, respectively, as of December 31, 2012.
(5)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of April 15, 2014, April 15, 2019 and April 15, 2024. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on April 18, 2014.
(6)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.
(7)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.
(8)	The Operating Partnership or its subsidiary provides a limited recourse guarantee with respect to this loan.
(9)	We have entered into interest rate swap agreements as a cash flow hedge for interest generated by these US LIBOR, EURIBOR and GBP LIBOR based loans as well as the U.S. Dollar and Singapore Dollar tranches of the unsecured term loan. See note 14 for further information.
(10)	Based on exchange rate of $1.63 to £1.00 as of December 31, 2012 and $1.55 to £1.00 as of December 31, 2011.
(11)	Based on exchange rate of $1.32 to €1.00 as of December 31, 2012 and $1.30 to €1.00 as of December 31, 2011.
(12)	These loans are also secured by a £7.8 million letter of credit. These loans are cross-collateralized by the two properties.
(13)	These loans were repaid in full: 114 Rue Ambroise Croizat (January 2012), Unit 9, Blanchardstown Corporate Park (January 2012), 1201 Comstock Street (April 2012), 2805 Lafayette Street (May 2012), 2805 Lafayette Street Mezzanine (May 2012) and 1350 Duane Avenue/3080 Raymond Street (September 2012). Net loss from early extinguishment of debt related to write-off of unamortized deferred loan costs on 1201 Comstock Street, 2805 Lafayette Street and 2805 Lafayette Street Mezzanine amounted to $0.3 million for the year ended December 31, 2012.
(14)	Property formerly referred to as 800 Central Expressway.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

Global Revolving Credit Facility

On November 3, 2011, the Operating Partnership replaced its corporate and Asia Pacific revolving credit facilities with an expanded revolving credit facility, which we refer to as the global revolving credit facility, increasing its total capacity to $1.5 billion from $850 million. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to $2.25 billion, subject to the receipt of lender commitments. On August 10, 2012, we increased the aggregate commitments under our global revolving credit facility from $1.5 billion to $1.8 billion, pursuant to the partial exercise of the accordion feature. The renewed facility matures in November 2015, with a one-year extension option. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit rating of our long-term debt and is currently 125 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit rating of our long-term debt and currently 25 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, Pound Sterling, Swiss Franc and Japanese yen denominations. As of December 31, 2012, borrowings under the global revolving credit facility bore interest at a blended rate of 1.47% (U.S.), 1.75% (GBP), 1.36% (Euros), 1.56% (Singapore Dollars), 4.42% (Australian Dollars) and 1.53% (Hong Kong Dollars), which are based on 1-month LIBOR, 1-month GBP LIBOR, 1-month EURIBOR,1-month SIBOR, 1-month BBR and 1-month HIBOR, respectively, plus a margin of 1.25%. The facility also bore a blended rate of 3.50% (USD) which is based on U.S. Prime Rate plus a margin of 0.25%.We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and to provide for working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or preferred equity securities. As of December 31, 2012, we have capitalized approximately $11.2 million of financing costs related to the global revolving credit facility. As of December 31, 2012, approximately $723.7 million was drawn under this facility and $33.7 million of letters of credit were issued.

The global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of December 31, 2012, we were in compliance with all of such covenants.

Unsecured Term Loan

On April 17, 2012, we closed a new $750.0 million senior unsecured multi-currency term loan facility. The new facility matures on April 16, 2017. Interest rates are based on our senior unsecured debt ratings and are currently 145 basis points over the applicable index for floating rate advances. Funds may be drawn in U.S, Singapore and Australian dollars, as well as Euro and Pound Sterling denominations with the option to add Hong Kong dollars and Yen upon an accordion exercise, subject to the receipt of lender commitments. We had the ability to delay draw up to $250.0 million for up to 90 days from the date of closing. As of June 30, 2012, we had drawn approximately $525 million of the available facility based on exchange rates in effect at the time of each draw. An additional $225 million was drawn against the facility during July 2012 based on exchange rates in effect at the time of the draws. Based on exchange rates in effect at December 31, 2012, the balance outstanding is approximately $757.8 million. We have used borrowings under the term loan for acquisitions,

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

repayment of indebtedness, development, working capital and general corporate purposes. The covenants under this loan are consistent with our global revolving credit facility. As of December 31, 2012, we have capitalized approximately $5.3 million of financing costs related to the unsecured term loan.

Unsecured Senior Notes

Prudential Shelf Facility

On January 20, 2010, the Operating Partnership closed the sale of $100.0 million aggregate principal amount of its senior unsecured term notes to Prudential Investment Management, Inc. and certain of its affiliates, or, collectively, Prudential, pursuant to a Note Purchase and Private Shelf Agreement, which we refer to as the Prudential shelf facility. The notes were issued in two series referred to as the series D and series E notes. The series D notes have a principal amount of $50.0 million, an interest-only rate of 4.57% per annum and a five-year maturity, and the series E notes have a principal amount of $50.0 million, an interest-only rate of 5.73% per annum and a seven-year maturity. On February 3, 2010, the Operating Partnership closed the sale of an additional $17.0 million aggregate principal amount of its senior unsecured term notes, which we refer to as the series F notes, to Prudential pursuant to the Prudential shelf facility. The series F notes have an interest-only rate of 4.50% per annum and a five-year maturity. We used the proceeds of the series D, series E and series F notes to fund acquisitions, to temporarily repay borrowings under our corporate revolving credit facility, to fund working capital and for general corporate purposes. The sale of the series A ($25.0 million), series B ($33.0 million) and series C ($25.0 million) were completed in July 2008, November 2008 and January 2009, respectively. We may prepay the notes of any series, in whole or in part, at any time at a price equal to the principal amount and accrued interest of the notes being prepaid, plus a make-whole provision. On December 8, 2010, the Operating Partnership and Prudential entered into an amendment to the Note Purchase and Private Shelf Agreement, increasing the capacity of the Prudential shelf facility from $200.0 million to $250.0 million. Our ability to make additional issuances of notes under the Prudential shelf facility expired on July 24, 2011, with $50.0 million remaining unissued under the shelf facility. On July 25, 2011, we repaid the $25.0 million of 7.0% Series A unsecured notes under the Prudential shelf facility at maturity. As of December 31, 2012 and 2011, there was $175.0 million of unsecured senior notes outstanding.

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

Senior Notes

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

December 31, 2012 and 2011

Inc. Interest on the 2015 Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2011. The net proceeds from the offering after deducting the original issue discount of approximately $1.1 million and underwriting commissions and expenses of approximately $3.1 million was approximately $370.8 million.

The indenture governing the 2015 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2012, we were in compliance with each of these financial covenants.

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

The indenture governing the 2020 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2012, we were in compliance with each of these financial covenants.

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

December 31, 2012 and 2011

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

The indenture governing the 2021 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2012, we were in compliance with each of these financial covenants.

3.625% Notes due 2022

On September 24, 2012, the Operating Partnership issued $300.0 million in aggregate principal amount of notes, maturing on October 1, 2022 with an interest rate of 3.625% per annum (the 2022 Notes). The purchase price paid by the initial purchasers was 98.684% of the principal amount. The 2022 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. Interest on the 2022 Notes is payable on April 1 and October 1 of each year, beginning on April 1, 2013. The net proceeds from the offering after deducting the original issue discount of approximately $3.9 million and underwriting commissions and expenses of approximately $3.0 million was approximately $293.1 million. We used the net proceeds from this offering to temporarily repay borrowings under our global revolving credit facility. The 2022 Notes have been reflected net of discount in the consolidated balance sheet.

The indenture governing the 2022 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2012, we were in compliance with each of these financial covenants.

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

Interest is payable on October 15 and April 15 of each year beginning October 15, 2009 until the maturity date of April 15, 2029. The 2029 Debentures bear interest at 5.50% per annum and may be exchanged for shares of Digital Realty Trust, Inc. common stock at an exchange rate that was initially 23.2558 shares per $1,000

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

principal amount of 2029 Debentures. The exchange rate on the 2029 Debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on Digital Realty Trust, Inc. common stock in excess of $0.33 per share per quarter (the “reference dividend”). Effective December 12, 2012, the exchange rate has been adjusted to 24.7390 shares per $1,000 principal amount of 2029 Debentures as a result of the aggregate dividends in excess of the reference dividend that Digital Realty Trust, Inc. declared and paid on its common stock beginning with the quarter ended September 30, 2012 and through the quarter ended December 31, 2012. Due to the fact that the exchange feature for the 2029 Debentures must be settled in the common stock of Digital Realty Trust, Inc., accounting guidance on convertible debt instruments that requires the principal amount to be settled in cash upon conversion does not apply.

The table below summarizes our debt maturities and principal payments as of December 31, 2012 (in thousands):

	Global Revolving Credit Facility(1)	Unsecured Term Loan	Prudential Shelf Facility	Senior Notes	Exchangeable Senior Debentures(2)	Mortgage Loans(3)	Total Debt
2013	$—	$—	$33,000	$—	$—	$195,012	$228,012
2014	—	—	—	—	266,400	217,585	483,985
2015	723,729	—	67,000	375,000	—	75,493	1,241,222
2016	—	—	25,000	—	—	191,979	216,979
2017	—	757,839	50,000	—	—	108,395	916,234
Thereafter	—	—	—	1,200,000	—	2,370	1,202,370

Subtotal	$723,729	$757,839	$175,000	$1,575,000	$266,400	$790,834	$4,288,802
Unamortized discount	—	—	—	(11,779)	—	—	(11,779)
Unamortized premium	—	—	—	—	—	1,542	1,542

Total	$723,729	$757,839	$175,000	$1,563,221	$266,400	$792,376	$4,278,565

(1)	Subject to a one-year extension option exercisable by us. The bank group is obligated to grant the extension option provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility.
(2)	Assumes maturity of the 2029 Debentures at their first redemption date in April 2014.
(3)	Our mortgage loans are generally non-recourse to us, subject to carve-outs for specified actions by us or specified undisclosed environmental liabilities. As of December 31, 2012, we provided limited recourse guarantees with respect to approximately $39.6 million of the outstanding mortgage indebtedness, and partial letter of credit support with respect to approximately an additional $37.2 million of the outstanding mortgage indebtedness (based on exchange rates as of December 31, 2012).

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

8. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2012	2011	2010
Net income available to common stockholders	$171,662	$130,868	$58,339

Weighted average shares outstanding—basic	115,717,667	98,405,375	84,275,498
Potentially dilutive common shares:
Stock options	72,818	187,834	201,704
Class C Units (2007 Grant)	—	15,050	97,761
Unvested incentive units	216,092	190,771	186,691
Excess exchange value of the 2026 Debentures	—	370,719	1,251,817

Weighted average shares outstanding—diluted	116,006,577	99,169,749	86,013,471

Income per share:
Basic	$1.48	$1.33	$0.69

Diluted	$1.48	$1.32	$0.68

During the year ended December 31, 2011, the Operating Partnership’s remaining 4.125% exchangeable senior debentures due August 15, 2026 (2026 Debentures) were redeemed and exchanged. On or after July 15, 2026, the 2026 Debentures would have been exchangeable at the then-applicable exchange rate for cash (up to the principal amount of the 2026 Debentures) and, with respect to any excess exchange value, into cash, shares of Digital Realty Trust, Inc. common stock or a combination of cash and shares of Digital Realty Trust, Inc. common stock. The 2026 Debentures also would have been exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events, including if the weighted average common stock price exceeded a specified strike price as of the end of a fiscal quarter. Using the treasury stock method, 370,719 shares of common stock contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common shares in determining diluted earnings per share for the year ended December 31, 2011. For the year ended December 31, 2010, the weighted average common stock price exceeded the strike price of $31.42 per share. Therefore, using the treasury method, 1,251,817 shares of common stock contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common shares in determining diluted earnings per share for the year ended December 31, 2010.

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Year Ended December 31,
	2012	2011	2010
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	4,143,713	4,647,629	4,985,674
Potentially dilutive 2029 Debentures	6,486,358	6,328,234	6,217,841
Potentially dilutive Series C Cumulative Convertible Preferred Stock	814,063	3,016,780	3,671,190
Potentially dilutive Series D Cumulative Convertible Preferred Stock	4,016,560	6,242,257	8,271,022
Potentially dilutive Series E Cumulative Redeemable Preferred Stock	4,122,752	1,311,310	—
Potentially dilutive Series F Cumulative Redeemable Preferred Stock	1,304,940	—	—

	20,888,386	21,546,210	23,145,727

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

9. Income per Unit

The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Year Ended December 31,
	2012	2011	2010
Net income available to common unitholders	$177,819	$137,053	$61,745

Weighted average units outstanding—basic	119,861,380	103,053,004	89,261,172
Potentially dilutive common units:
Stock options	72,818	187,834	201,704
Class C Units (2007 Grant)	—	15,050	97,761
Unvested incentive units	216,092	190,771	186,691
Excess exchange value of the 2026 Debentures	—	370,719	1,251,817

Weighted average units outstanding—diluted	120,150,290	103,817,378	90,999,145

Income per unit:
Basic	$1.48	$1.33	$0.69

Diluted	$1.48	$1.32	$0.68

During the year ended December 31, 2011, the remaining 2026 Debentures were redeemed and exchanged. On or after July 15, 2026, the 2026 Debentures would have been exchangeable at the then-applicable exchange rate for cash (up to the principal amount of the 2026 Debentures) and, with respect to any excess exchange value, into cash, shares of Digital Realty Trust, Inc. common stock or a combination of cash and shares of Digital Realty Trust, Inc. common stock. Pursuant to the terms of the Operating Partnership’s agreement of limited partnership, the Operating Partnership would have delivered to Digital Realty Trust, Inc. one common unit for each share of common stock issued upon exchange of the 2026 Debentures. The 2026 Debentures also would have been exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events, including if the weighted average common stock price exceeded a specified strike price as of the end of a fiscal quarter. Using the treasury method, 370,719 common units contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common units in determining diluted earnings per unit for the year ended December 31, 2011. During the year ended December 31, 2010, the weighted average common stock price exceeded the strike price of $31.42 per share. Therefore, using the treasury method, 1,251,817 common units contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common units in determining diluted earnings per unit for the year ended December 31, 2010.

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Year Ended December 31,
	2012	2011	2010
Potentially dilutive 2029 Debentures	6,486,358	6,328,234	6,217,841
Potentially dilutive Series C Cumulative Convertible Preferred Units	814,063	3,016,780	3,671,190
Potentially dilutive Series D Cumulative Convertible Preferred Units	4,016,560	6,242,257	8,271,022
Potentially dilutive Series E Cumulative Redeemable Preferred Units	4,122,752	1,311,310	—
Potentially dilutive Series F Cumulative Redeemable Preferred Units	1,304,940	—	—

	16,744,673	16,898,581	18,160,053

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

10. Income Taxes

Digital Realty Trust, Inc. (the Parent Company) has elected to be taxed as a REIT and believes that it has complied with the REIT requirements of the Code. As a REIT, the Parent Company is generally not subject to corporate level federal income taxes on taxable income to the extent it is currently distributed to its stockholders. Since inception, the Parent Company has distributed 100% of its taxable income and intends to do so for the tax year ending December 31, 2012. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the years ended December 31, 2012, 2011 and 2010.

We have elected taxable REIT subsidiary (TRS) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs and hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the years ended December 31, 2012, 2011 and 2010.

For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, we had a net deferred tax liability of approximately $123.9 million primarily related to our foreign properties, comprised of a $75.4 million deferred tax asset net of a $199.3 million deferred tax liability. The majority of our net deferred tax liability relates to differences between tax and book basis of the assets acquired in the Sentrum Portfolio acquisition during 2012.

11. Equity and Accumulated Other Comprehensive Loss, Net

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

(b) Equity Distribution Agreements

On December 31, 2009, Digital Realty Trust, Inc. entered into equity distribution agreements, as amended, which we refer to as the 2009 Equity Distribution Agreements, under which it could issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million. The sales of common stock made under the 2009 Equity Distribution Agreements were made in “at the market” offerings as defined in Rule 415 of the Securities Act. In June 2011, we completed this equity distribution program. For the year ended

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

December 31, 2011, Digital Realty Trust, Inc. generated aggregate net proceeds of approximately $176.9 million from the issuance of approximately 3.0 million common shares under the 2009 Equity Distribution Agreements at an average price of $60.51 per share after payment of approximately $2.7 million of commissions to the sales agents and before offering expenses. Pursuant to the program, we sold 6.8 million shares of common stock for gross proceeds of $400.0 million, resulting in net proceeds of approximately $394.0 million after deducting commissions.

On June 29, 2011, Digital Realty Trust, Inc. entered into new equity distribution agreements, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it could issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. For the year ended December 31, 2012, Digital Realty Trust, Inc. generated net proceeds of approximately $62.7 million from the issuance of approximately 1.0 million common shares under the 2011 Equity Distribution Agreements at an average price of $66.19 per share after payment of approximately $0.6 million of commissions to the sales agents and before offering expenses. For the year ended December 31, 2011, Digital Realty Trust, Inc. generated net proceeds of approximately $280.0 million from the issuance of approximately 4.8 million common shares under the 2011 Equity Distribution Agreements at an average price of $59.17 per share after payment of approximately $2.8 million of commissions to the sales agents and before offering expenses.

(c) Convertible Preferred Stock

5.500% Series D Cumulative Convertible Preferred Stock

On February 6, 2008, Digital Realty Trust, Inc. issued 13,800,000 shares of its 5.500% series D cumulative convertible preferred stock, or the series D preferred stock. Dividends are cumulative on the series D preferred stock from the date of original issuance in the amount of $1.375 per share each year, which is equivalent to 5.500% of the $25.00 liquidation preference per share. Dividends on the series D preferred stock are payable quarterly in arrears. The series D preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series D preferred stock will rank senior to Digital Realty Trust, Inc. common stock with respect to the payment of distributions and other amounts and rank on parity with Digital Realty Trust, Inc. series E preferred stock and series F preferred stock. Digital Realty Trust, Inc. is not allowed to redeem the series D preferred stock, except in limited circumstances to preserve its status as a REIT. Holders of the series D preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

Holders of shares of series D preferred stock may convert some or all of their outstanding shares of series D preferred stock initially at a conversion rate of 0.5955 shares of Digital Realty Trust, Inc. common stock per $25.00 liquidation preference. Effective September 12, 2012, the conversion rate was adjusted to 0.6360 shares of common stock per $25.00 liquidation preference as a result of the aggregate dividends in excess of the reference dividend that Digital Realty Trust, Inc. declared and paid on its common stock beginning with the quarter ended June 30, 2012 and through the quarter ended September 30, 2012. Except as otherwise provided, shares of the series D preferred stock will be convertible only into shares of Digital Realty Trust, Inc. common stock. On or after February 6, 2013, Digital Realty Trust, Inc. may, at its option, convert some or all of the

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

series D preferred stock into that number of shares of common stock that are issuable at the then-applicable conversion rate. Digital Realty Trust, Inc. may exercise this conversion option only if (1) the closing sale price per share of its common stock equals or exceeds 130% of the then-applicable conversion price of the series D preferred stock for at least 20 trading days in a period of 30 consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to the issuance of a press release announcing the exercise of Digital Realty Trust, Inc.’s conversion option; and (2) on or prior to the effective date of Digital Realty Trust, Inc.’s conversion option, Digital Realty Trust, Inc. has either declared and paid, or declared and set apart for payment, any unpaid dividends that are in arrears on the series D preferred stock. The conversion rate on the series D preferred stock is subject to adjustment, including, but not limited to, for certain dividends on Digital Realty Trust, Inc. common stock in excess of $0.31 per share per quarter, subject to adjustment. If holders of shares of the series D preferred stock elect to convert their shares of the series D preferred stock in connection with a fundamental change that occurs on or prior to February 6, 2015, Digital Realty Trust, Inc. will increase the conversion rate for shares of the series D preferred stock surrendered for conversion by a number of additional shares determined based on the stock price at the time of such fundamental change and the effective date of such fundamental change. The aggregate number of shares of common stock issuable in connection with the exercise of the fundamental change conversion right may not exceed 16.4 million shares.

(d) Redeemable Preferred Stock

7.000% Series E Cumulative Redeemable Preferred Stock

On September 15, 2011, Digital Realty Trust, Inc. issued 11,500,000 shares of its 7.000% series E cumulative redeemable preferred stock, or the series E preferred stock, for net proceeds of $277.2 million, after deducting underwriting discounts and commissions and offering expenses. Dividends are cumulative on the series E preferred stock from the date of original issuance in the amount of $1.750 per share each year, which is equivalent to 7.000% of the $25.00 liquidation preference per share. Dividends on the series E preferred stock are payable quarterly in arrears. The first dividend paid on the series E preferred stock on December 30, 2011 was a pro rata dividend from and including the original issue date to and including December 31, 2011 in the amount of $0.515278 per share. The series E preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series E preferred stock will rank senior to Digital Realty Trust, Inc. common stock with respect to the payment of distributions and other amounts and rank on parity with Digital Realty Trust, Inc. series D preferred stock and series F preferred stock. Digital Realty Trust, Inc. is not allowed to redeem the series E preferred stock before September 15, 2016, except in limited circumstances to preserve its status as a REIT and upon specified change of control transactions. On or after September 15, 2016, Digital Realty Trust, Inc. may, at its option, redeem the series E preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series E preferred stock up to but excluding the redemption date. Holders of the series E preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depository Receipts, or ADRs, representing such securities) is listed on the New York Stock Exchange, the NYSE Amex Equities or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of series E preferred stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the series E preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the series E preferred

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

stock) to convert some or all of the series E preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of series E preferred stock to be converted equal to the lesser of:

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

6.625% Series F Cumulative Redeemable Preferred Stock

On April 5, 2012 and April 18, 2012, Digital Realty Trust, Inc. issued an aggregate of 7,300,000 shares of its 6.625% series F cumulative redeemable preferred stock, or the series F preferred stock, for net proceeds of $176.2 million, after deducting underwriting discounts and commissions and offering expenses. Dividends are cumulative on the series F preferred stock from the date of original issuance in the amount of $1.65625 per share each year, which is equivalent to 6.625% of the $25.00 liquidation preference per share. Dividends on the series F preferred stock are payable quarterly in arrears. The first dividend paid on the series F preferred stock on June 29, 2012 was a pro rata dividend from and including the original issue date to and including June 30, 2012 in the amount of $0.395660 per share. The series F preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series F preferred stock will rank senior to Digital Realty Trust, Inc. common stock with respect to the payment of distributions and other amounts and rank on parity with Digital Realty Trust, Inc. series D cumulative convertible preferred stock and series E preferred stock. Digital Realty Trust, Inc. is not allowed to redeem the series F preferred stock before April 5, 2017, except in limited circumstances to preserve its status as a REIT. On or after April 5, 2017, Digital Realty Trust, Inc. may, at its option, redeem the series F preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series F preferred stock up to but excluding the redemption date. Holders of the series F preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or ADRs representing such securities) is listed on the New York Stock Exchange, the NYSE Amex Equities or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of series F preferred stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the series F preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the series F preferred stock) to convert some or all of the series F preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of series F preferred stock to be converted equal to the lesser of:

•

the quotient obtained by dividing (i) the sum of the $25.00 liquidation preference plus the amount of any accrued and unpaid dividends to, but not including, the change of control conversion date (unless the

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

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

(e) Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interest in the Operating Partnership as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	125,140,783	97.8%	106,039,279	95.6%
Noncontrolling interests consist of:
Common units held by third parties	1,515,814	1.2	3,405,814	3.0
Incentive units held by employees and directors (see note 13)	1,335,586	1.0	1,530,316	1.4

	127,992,183	100.0%	110,975,409	100.0%

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $161.5 million and $291.5 million based on the closing market price of Digital Realty Trust, Inc. common stock on December 31, 2012 and 2011, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

The following table shows activity for the noncontrolling interests in the Operating Partnership for the years ended December 31, 2012, 2011 and 2010:

	Common Units	Incentive Units	Total
As of December 31, 2009	4,360,549	1,058,548	5,419,097
Redemption of common units for shares of Digital Realty Trust, Inc. common stock(1)	(422,722)	—	(422,722)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock(1)	—	(348,266)	(348,266)
Cancellation of incentive units held by employees and directors	—	593,316	593,316
Grant of incentive units to employees and directors	—	222,024	222,024

As of December 31, 2010	3,937,827	1,525,622	5,463,449
Redemption of common units for shares of Digital Realty Trust, Inc. common stock(1)	(532,013)	—	(532,013)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock(1)	—	(126,710)	(126,710)
Vesting of Class C Units (2007 Grant)	—	(53,138)	(53,138)
Grant of incentive units to employees and directors	—	184,542	184,542

As of December 31, 2011	3,405,814	1,530,316	4,936,130
Redemption of common units for shares of Digital Realty Trust, Inc. common stock(1)	(1,890,000)	—	(1,890,000)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock(1)	—	(344,860)	(344,860)
Cancellation of incentive units held by employees and directors	—	(15,950)	(15,950)
Grant of incentive units to employees and directors	—	166,080	166,080

As of December 31, 2012	1,515,814	1,335,586	2,851,400

(1)	This redemption was recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying consolidated balance sheet of Digital Realty Trust, Inc.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

(f) Dividends

We have declared and paid the following dividends on our common and preferred stock for the years ended December 31, 2012, 2011 and 2010 (in thousands):

Date dividend declared	Dividend payable date	Series A Preferred Stock(1)		Series B Preferred Stock(2)		Series C Preferred Stock(3)		Series D Preferred Stock(4)	Series E Preferred Stock(5)		Series F Preferred Stock(6)		Common Stock
February 23, 2010	March 31, 2010	$2,199		$1,246		$1,914		$4,742	$—		$—		$37,512	(7)
April 27, 2010	June 30, 2010	2,199		1,246		1,914		4,742	—		—		41,783	(7)
July 19, 2010	September 30, 2010	—	(8)	1,246		1,914		4,739	—		—		47,024	(9)
November 2, 2010	December 31, 2010 for Series C and D Preferred Stock; January 14, 2011 for Common Stock	—		—	(10)	1,914		4,739	—		—		48,297	(9)

		$4,398		$3,738		$7,656		$18,962	$—		$—		$174,616

February 10, 2011	March 31, 2011	$—		$—		$1,832		$4,690	$—		$—		$62,459	(11)
April 25, 2011	June 30, 2011	—		—		1,441		3,272	—		—		67,031	(11)
July 25, 2011	September 30, 2011	—		—		1,402		3,034	—		—		69,830	(11)
October 24, 2011	December 30, 2011 for Series C, D and E Preferred Stock; January 13, 2012 for Common Stock	—		—		1,402		2,398	5,926	(12)	—		72,092	(11)

		$—		$—		$6,077		$13,394	$5,926		$—		$271,412

February 14, 2012	March 30, 2012	$—		$—		$1,402		$2,398	$5,031		$—		$78,335	(13)
April 23, 2012	June 29, 2012	—		—		—	(14)	2,394	5,031		2,888	(15)	80,478	(13)
July 19, 2012	September 28, 2012	—		—		—		1,723	5,031		3,023		89,679	(13)
October 30, 2012	December 31, 2012 for Series D, E and F Preferred Stock; January 15, 2013 for Common Stock	—		—		—		1,697	5,031		3,023		90,582	(13)

		$—		$—		$1,402		$8,212	$20,124		$8,934		$339,074

(1)	$2.125 annual rate of dividend per share.
(2)	$1.969 annual rate of dividend per share.
(3)	$1.094 annual rate of dividend per share.
(4)	$1.375 annual rate of dividend per share.
(5)	$1.750 annual rate of dividend per share.
(6)	$1.656 annual rate of dividend per share.
(7)	$1.920 annual rate of dividend per share.
(8)	Redeemed on August 24, 2010 for a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date of approximately $1.3 million. In connection with the redemption, the previously incurred offering costs of approximately $4.2 million were written-off and deducted in the computation of net income available to common stockholders.
(9)	$2.120 annual rate of dividend per share.
(10)

Redeemed on December 10, 2010 for a redemption price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date of approximately $1.0 million. In connection with the redemption, the

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

previously incurred offering costs of approximately $2.7 million were written-off and deducted in the computation of net income available to common stockholders.
(11)	$2.720 annual rate of dividend per share.
(12)	Represents a pro rata dividend from and including the original issue date to and including December 31, 2011.
(13)	$2.920 annual rate of dividend per share.
(14)	Effective April 17, 2012, Digital Realty Trust, Inc. converted all outstanding shares of its 4.375% series C cumulative convertible preferred stock, or the series C preferred stock, into shares of its of common stock in accordance with the terms of the series C preferred stock. Each share of series C preferred stock was converted into 0.5480 shares of common stock of Digital Realty Trust, Inc.
(15)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2012.

Distributions out of Digital Realty Trust, Inc.’s current or accumulated earnings and profits are generally classified as dividends whereas distributions in excess of its current and accumulated earnings and profits, to the extent of a stockholder’s U.S. federal income tax basis in Digital Realty Trust, Inc.’s stock, are generally classified as a return of capital. Distributions in excess of a stockholder’s U.S. federal income tax basis in Digital Realty Trust, Inc.’s stock are generally characterized as capital gain. Cash provided by operating activities has generally been sufficient to fund all distributions, however, in the future we may also need to utilize borrowings under the global revolving credit facility to fund all distributions.

(g) Accumulated Other Comprehensive Loss, Net

The accumulated balances for each item within other comprehensive loss are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive loss, net
Balance as of December 31, 2010	$(33,175)	$(8,906)	$(42,081)
Net current period change	(16,123)	(3,050)	(19,173)
Reclassification to interest expense from interest rate swaps	—	5,374	5,374

Balance as of December 31, 2011	$(49,298)	$(6,582)	$(55,880)

Net current period change	46,722	(7,426)	39,296
Reclassification to interest expense from interest rate swaps	—	4,393	4,393

Balance as of December 31, 2012	$(2,576)	$(9,615)	$(12,191)

(h) Noncontrolling Interests in Consolidated Joint Ventures

On May 4, 2012, we acquired all of the noncontrolling ownership interest in the entity that owns 2805 Lafayette Street from our joint venture partner for approximately $12.4 million (subject to adjustment in limited circumstances). Concurrent with the acquisition, we repaid the secured debt on the property. The acquisition and debt repayment were financed with borrowings under our global revolving credit facility. The amount paid in excess of the carrying value of the noncontrolling ownership interest resulted in a decrease to additional paid-in capital, as presented in the accompanying consolidated statement of equity.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

12. Capital and Accumulated Other Comprehensive Loss

(a) Convertible Preferred Units

5.500% Series D Cumulative Convertible Preferred Units

On February 6, 2008, the Operating Partnership issued 13,800,000 of its 5.500% series D cumulative convertible preferred units, or the series D preferred units, to the General Partner in conjunction with the General Partner’s issuance of an equivalent number of shares of its 5.500% series D cumulative convertible preferred stock, or the series D preferred stock. Distributions are cumulative on the series D preferred units from the date of original issuance in the amount of $1.375 per unit each year, which is equivalent to 5.500% of the $25.00 liquidation preference per unit. Distributions on the series D preferred units are payable quarterly in arrears. The series D preferred units do not have a stated maturity date and are not subject to any sinking fund. The Operating Partnership is required to redeem the series D units in the event that the General Partner redeems the series D preferred stock. The General Partner is not allowed to redeem the series D preferred stock except in limited circumstances to preserve the General Partner’s status as a REIT. Upon liquidation, dissolution or winding up, the series D preferred units will rank senior to the common units with respect to the payment of distributions and other amounts and rank on parity with the Operating Partnership’s series E preferred units and series F preferred units.

The series D preferred units convert into common units based upon conversions by the holders of an equivalent number of shares of the series D preferred stock. The initial conversion rate on the series D preferred units was equal to 0.5955 common units per $25.00 liquidation preference. Effective September 12, 2012, the conversion rate was adjusted to 0.6360 common units per $25.00 liquidation preference as a result of an equivalent adjustment to the conversion rate of the series D preferred stock effective on that date. Except as otherwise provided, series D preferred units will be convertible only into common units. The conversion rate on the series D preferred units is subject to adjustment based on adjustments to the conversion rate of the series D preferred stock. The conversion rate on the series D preferred stock is subject to adjustment including, but not limited to, for certain dividends on the General Partner’s common stock in excess of $0.31 per share per quarter, subject to adjustment. If holders of the series D preferred stock elect to convert their series D preferred stock in connection with a fundamental change that occurs on or prior to February 6, 2015, the General Partner will increase the conversion rate for the series D preferred stock surrendered for conversion by a number of additional shares of common stock determined based on the common stock price at the time of such fundamental change and the effective date of such fundamental change, and an equivalent change will be made to the conversion rate of the series D preferred units.

(b) Redeemable Preferred Units

7.000% Series E Cumulative Redeemable Preferred Units

On September 15, 2011, the Operating Partnership issued 11,500,000 units of its 7.000% series E cumulative redeemable preferred units, or series E preferred units, to Digital Realty Trust, Inc. (the General Partner) in conjunction with the General Partner’s issuance of an equivalent number of shares of its 7.000% series E cumulative redeemable preferred stock, or the series E preferred stock. Distributions are cumulative on the series E preferred units from the date of original issuance in the amount of $1.750 per unit each year, which is equivalent to 7.000% of the $25.00 liquidation preference per unit. Distributions on the series E preferred units are payable quarterly in arrears. The first distribution paid on the series E preferred units on December 30, 2011 was a pro rata distribution from and including the original issue date to and including December 31, 2011 in the amount of $0.515278 per unit. Distributions on the series E preferred units are payable quarterly in arrears. The

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

series E preferred units do not have a stated maturity date and are not subject to any sinking fund. The Operating Partnership is required to redeem the series E units in the event that the General Partner redeems the series E preferred stock. The General Partner is not allowed to redeem the series E preferred stock prior to September 15, 2016 except in limited circumstances to preserve the General Partner’s status as a REIT. On or after September 15, 2016, the General Partner may, at its option, redeem the series E preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series E preferred stock up to but excluding the redemption date. Upon liquidation, dissolution or winding up, the series E preferred units will rank senior to the common units with respect to the payment of distributions and other amounts and rank on parity with the Operating Partnership’s series D and series F preferred units. Except in connection with specified change of control transactions, the series E preferred units are not convertible into or exchangeable for any other property or securities of the Operating Partnership.

6.625% Series F Cumulative Redeemable Preferred Units

On April 5, 2012 and April 18, 2012, the Operating Partnership issued a total of 7,300,000 units of its 6.625% series F cumulative redeemable preferred units, or series F preferred units, to the General Partner in conjunction with the General Partner’s issuance of an equivalent number of shares of its 6.625% series F cumulative redeemable preferred stock, or the series F preferred stock. Distributions are cumulative on the series F preferred units from the date of original issuance in the amount of $1.65625 per unit each year, which is equivalent to 6.625% of the $25.00 liquidation preference per unit. Distributions on the series F preferred units are payable quarterly in arrears. The first distribution paid on the series F preferred units on June 29, 2012 was a pro rata distribution from and including the original issue date to and including June 30, 2012 in the amount of $0.39566 per unit. The series F preferred units do not have a stated maturity date and are not subject to any sinking fund. The Operating Partnership is required to redeem the series F preferred units in the event that the General Partner redeems the series F preferred stock. The General Partner is not allowed to redeem the series F preferred stock prior to April 5, 2017 except in limited circumstances to preserve the General Partner’s status as a REIT. On or after April 5, 2017, the General Partner may, at its option, redeem the series F preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series F preferred stock up to but excluding the redemption date. Upon liquidation, dissolution or winding up, the series F preferred units will rank senior to the common units with respect to the payment of distributions and other amounts and rank on parity with the Operating Partnership’s series D cumulative convertible preferred units and series E preferred units. Except in connection with specified change of control transactions of the General Partner, the series F preferred units are not convertible into or exchangeable for any other property or securities of the Operating Partnership.

(c) Allocations of Net Income and Net Losses to Partners

Except for special allocations to holders of profits interest units described below in note 13(a) under the heading “Incentive Plan-Long-Term Incentive Units,” the Operating Partnership’s net income will generally be allocated to the General Partner to the extent of the accrued preferred return on its preferred units, and then to the General Partner and the Operating Partnership’s limited partners in accordance with the respective percentage interests in the common units issued by the Operating Partnership. Net loss will generally be allocated to the General Partner and the Operating Partnership’s limited partners in accordance with the respective common percentage interests in the Operating Partnership until the limited partner’s capital is reduced to zero and any remaining net loss would be allocated to the General Partner. However, in some cases, losses may be disproportionately allocated to partners who have guaranteed our debt. The allocations described above are

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

subject to special allocations relating to depreciation deductions and to compliance with the provisions of Sections 704(b) and 704(c) of the Code, and the associated Treasury Regulations.

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

The redemption value of the limited partners’ common units and the vested incentive units was approximately $161.5 million and $291.5 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on December 31, 2012 and 2011, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

(e) Distributions

All distributions on our units are at the discretion of Digital Realty Trust, Inc.’s board of directors. We have declared and paid the following distributions on our common and preferred units for the years ended December 31, 2012, 2011 and 2010 (in thousands):

Date distribution declared	Distribution payable date	Series A Preferred Units(1)		Series B Preferred Units(2)		Series C Preferred Units(3)		Series D Preferred Units(4)	Series E Preferred Units(5)		Series F Preferred Units(6)		Common Units
February 23, 2010	March 31, 2010	$2,199		$1,246		$1,914		$4,742	$—		$—		$40,143	(7)
April 27, 2010	June 30, 2010	2,199		1,246		1,914		4,742	—		—		44,442	(7)
July 19, 2010	September 30, 2010	—	(8)	1,246		1,914		4,739	—		—		49,960	(9)
November 2, 2010	December 31, 2010 for Series C and D Preferred Units; January 14, 2011 for Common Units	—		—	(10)	1,914		4,739	—		—		51,210	(9)

		$4,398		$3,738		$7,656		$18,962	$—		$—		$185,755

February 10, 2011	March 31, 2011	$—		$—		$1,832		$4,690	$—		$—		$66,252	(11)
April 25, 2011	June 30, 2011	—		—		1,441		3,272	—		—		70,576	(11)
July 25, 2011	September 30, 2011	—		—		1,402		3,034	—		—		73,247	(11)
October 24, 2011	December 30, 2011 for Series C, D and E Preferred Units; January 13, 2012 for Common Units	—		—		1,402		2,398	5,926	(12)	—		75,456	(11)

		$—		$—		$6,077		$13,394	$5,926		$—		$285,531

February 14, 2012	March 30, 2012	$—		$—		$1,402		$2,398	$5,031		$—		$81,917	(13)
April 23, 2012	June 29, 2012	—		—		—	(14)	2,394	5,031		2,888	(15)	83,982	(13)
July 19, 2012	September 28, 2012	—		—		—		1,723	5,031		3,023		93,076	(13)
October 30, 2012	December 31, 2012 for Series D, E and F Preferred Units; January 15, 2013 for Common Units	—		—		—		1,697	5,031		3,023		93,434	(13)

		$—		$—		$1,402		$8,212	$20,124		$8,934		$352,409

(1)	$2.125 annual rate of distribution per unit.
(2)	$1.969 annual rate of distribution per unit.
(3)	$1.094 annual rate of distribution per unit.
(4)	$1.375 annual rate of distribution per unit.
(5)	$1.750 annual rate of distribution per unit.
(6)	$1.656 annual rate of distribution per unit.
(7)	$1.920 annual rate of distribution per unit.
(8)	Redeemed on August 24, 2010 for a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date of approximately $1.3 million. In connection with the redemption, the previously incurred offering costs of approximately $4.2 million were written-off and deducted in the computation of net income available to common unitholders.
(9)	$2.120 annual rate of distribution per unit.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

(10)	Redeemed on December 10, 2010 for a redemption price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date of approximately $1.0 million. In connection with the redemption, the previously incurred offering costs of approximately $2.7 million were written-off and deducted in the computation of net income available to common unitholders.
(11)	$2.720 annual rate of distribution per unit.
(12)	Represents a pro rata distribution from and including the original issue date to and including December 31, 2011.
(13)	$2.920 annual rate of distribution per unit.
(14)	Effective April 17, 2012, in connection with the conversion of the series C preferred stock by Digital Realty Trust, Inc., all of the outstanding 4.375% series C cumulative convertible preferred units, or the series C preferred units, were converted into common units in accordance with the terms of the series C preferred units. Each series C preferred unit was converted into 0.5480 common unit of the Operating Partnership.
(15)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2012.

(f) Accumulated Other Comprehensive Loss

The accumulated balances for each item within other comprehensive loss are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2010	$(36,051)	$(9,809)	$(45,860)
Net current period change	(16,653)	(3,185)	(19,838)
Reclassification to interest expense from interest rate swaps	—	5,631	5,631

Balance as of December 31, 2011	$(52,704)	$(7,363)	$(60,067)

Net current period change	48,303	(7,693)	40,610
Reclassification to interest expense from interest rate swaps	—	4,547	4,547

Balance as of December 31, 2012	$(4,401)	$(10,509)	$(14,910)

(g) Noncontrolling Interests in Consolidated Joint Ventures

On May 4, 2012, we acquired all of the noncontrolling ownership interest in the entity that owns 2805 Lafayette Street from our joint venture partner for approximately $12.4 million (subject to adjustment in limited circumstances). Concurrent with the acquisition, we repaid the secured debt on the property. The acquisition and debt repayment were financed with borrowings under our global revolving credit facility. The amount paid in excess of the carrying value of the noncontrolling ownership interest resulted in a decrease to general partner common capital as presented in the accompanying consolidated statement of capital.

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

December 31, 2012 and 2011

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

As of December 31, 2012, 3,494,244 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Amended and Restated 2004 Incentive Award Plan. Each long-term incentive unit and Class C Unit issued under the Amended and Restated 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the Amended and Restated 2004 Incentive Award Plan and the individual award limit discussed above.

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

December 31, 2012 and 2011

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

During the years ended December 31, 2012, 2011 and 2010, certain employees were granted an aggregate of 79,237, 85,910 and 114,031 long-term incentive units, respectively. During the years ended December 31, 2012, 2011 and 2010, certain employees were also granted an aggregate of 86,843, 98,632 and 107,993 long-term incentive units, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of units which ultimately vests. The performance condition is based upon our achievement of the respective fiscal years’ Funds From Operations, or FFO, per share targets. Upon evaluating the results of the performance condition, the final number of units is determined and such units vest based on satisfaction of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the grant date and 30% vesting on each of the third and fourth anniversaries of the grant date, provided the grantee continues employment on each anniversary date. Based on our 2012, 2011 and 2010 FFO per diluted share and unit, 78,118 of the 2012 long-term incentive units, net of forfeitures, and all of the 2011 and 2010 long-term incentive units satisfied the performance condition. The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock, are being expensed on a straight-line basis for service awards over the vesting period of the long-term incentive units, which ranges from three to five years. For performance based awards, we expense the fair value using an accelerated method with each vesting tranche valued as a separate award.

The expense recorded for the years ended December 31, 2012, 2011 and 2010 related to long-term incentive units was approximately $9.0 million, $8.7 million and $7.1 million, respectively. We capitalized amounts

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $1.1 million, $0.8 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $13.3 million and $12.7 million as of December 31, 2012 and 2011, respectively. We expect to recognize this unearned compensation over the next 2.6 years on a weighted average basis.

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

The fair value of the 2007 Grant was measured on the grant date using a Monte Carlo simulation to estimate the probability of the multiple market conditions being satisfied. The Monte Carlo simulation uses a statistical formula underlying the Black-Scholes and binomial formulas, and such simulation was run approximately 100,000 times. For each simulation, the value of the payoff was calculated at the settlement date and was then discounted to the grant date at a risk-free interest rate. The expected value of the Class C Units on the grant date was determined by multiplying the average of the values over all simulations by the number of outstanding shares of Digital Realty Trust, Inc. common stock and Operating Partnership units. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. Other significant assumptions used in the valuation included an expected term of 36 months, expected stock price volatility of 23%, a risk-free interest rate of 4.6%, and a dividend growth rate of 5.0%. The fixed award limit under the plan was $17 million for the first market condition and $40 million for the second market condition, and there were 69.2 million shares of Digital Realty Trust, Inc. common stock and Operating Partnership units outstanding as of the 2007 grant date. The grant date fair value of these awards of approximately $11.8 million was recognized as compensation expense on a straight-line basis over the expected service period of five years, which ended during the three months ended June 30, 2012. The unearned compensation as of December 31, 2012 and 2011 was $0 and $0.6 million, respectively. As of June 30, 2012, all of the Class C Units subject to the 2007 Grant had vested. We recognized compensation expense related to the Class C Units subject to the 2007 Grant of $0.5 million, $2.0 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.1 million, $0.3 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

(c) Stock Options

The fair value of each option granted under the Amended and Restated 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model. For the years ended December 31, 2012, 2011 and 2010, no stock options were granted. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. The expense recorded for the years ended December 31, 2012, 2011 and 2010 was approximately $0.2 million, $0.8 million and $0.9 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Unearned compensation representing the unvested portion of the stock options totaled $0 and $0.3 million as of December 31, 2012 and 2011, respectively. All unearned compensation has been recognized as of December 31, 2012.

The following table summarizes the Amended and Restated 2004 Incentive Award Plan’s stock option activity for the year ended December 31, 2012:

	Year ended December 31, 2012
	Shares	Weighted average exercise price
Options outstanding, beginning of period	337,760	$24.17
Exercised	(208,200)	20.15
Cancelled / Forfeited	(301)	41.73

Options outstanding, end of period	129,259	$30.61

Exercisable, end of period	129,259	$30.61

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2012:

Options outstanding and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value
$12.00-13.02	34,870	1.82	$12.00	$1,948,884
$20.37-28.09	17,000	2.89	21.28	792,400
$33.18-41.73	77,389	4.29	41.04	2,077,874

	129,259	3.44	$30.61	$4,819,158

(d) Restricted Stock

During the years ended December 31, 2012, 2011 and 2010, certain employees were granted an aggregate of 46,617, 41,220 and 41,853 shares of restricted stock, respectively. During the years ended December 31, 2012, 2011 and 2010, certain employees were also granted an aggregate of 52,947, 50,999 and 37,914 shares of restricted stock, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of shares which ultimately vests. The performance condition is based upon our achievement of the respective year’s FFO per share targets. Upon evaluating the results of the performance

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

condition, the final number of shares is determined and such shares vest based on satisfaction of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the grant date and 30% vesting on each of the third and fourth anniversaries of the grant date provided the grantee continues employment on each anniversary date. Based on our 2012, 2011 and 2010 FFO per diluted share and unit, 49,325 of the 2012 restricted stock, net of forfeitures, and all of the 2011 and 2010 restricted stock satisfied the performance condition.

The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock, are being expensed on a straight-line basis for service awards over the vesting period of the restricted stock, which ranges from three to four years. For performance based awards, we expense the fair value using an accelerated method with each vesting tranche valued as a separate award.

The expense recorded for the years ended December 31, 2012, 2011 and 2010 related to grants of restricted stock was approximately $2.9 million, $2.0 million and $1.5 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $2.1 million, $1.5 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $7.4 million and $5.5 million as of December 31, 2012 and 2011, respectively. We expect to recognize this unearned compensation over the next 2.7 years on a weighted average basis.

(e) 401(k) Plan

We have a 401(k) plan whereby our employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The 401(k) Plan complies with Internal Revenue Service requirements as a 401(k) Safe Harbor Plan whereby discretionary contributions made by us are 100% vested. The aggregate cost of our contributions to the 401(k) Plan was approximately $2.0 million, $1.5 million, and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

14. Derivative Instruments

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2012 or December 31, 2011.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The fair value of these derivatives was ($8.7) million and ($5.5) million at December 31, 2012 and December 31, 2011, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2012, 2011 and 2010, there were no ineffective portions to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our debt. As of December 31, 2012, we estimate that an additional $6.1 million will be reclassified as an increase to interest expense during the year ending December 31, 2013, when the hedged forecasted transactions impact earnings.

As of December 31, 2012 and December 31, 2011, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Notional Amount				Type of Derivative	Strike Rate	Effective Date	Expiration Date	Fair Value at Significant Other Observable Inputs (Level 2)
As of December 31, 2012		As of December 31, 2011						As of December 31, 2012	As of December 31, 2011
$69,612	(1)	$66,563	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013	$(1,552)	$(2,363)
13,335	(2)	13,319	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013	(275)	(583)
9,649	(2)	9,636	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013	(203)	(435)
8,492	(2)	8,480	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013	(255)	(432)
—		39,483	(2)	Swap	3.776	Dec. 5, 2006	Jan. 18, 2012(3)	—	(41)
—		33,946	(2)	Swap	4.000	Dec. 20, 2006	Jan. 18, 2012(3)	—	(38)
39,579	(2)	38,883	(2)	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014	(1,617)	(1,592)
410,905	(6)	—		Swap	0.717	Various	Various	(3,642)	—
155,099	(7)	—		Swap	0.925	Jul. 6, 2012	Apr. 18, 2017	(1,131)	—
—		16,163		Cap	4.000	June 24, 2009	June 25, 2012(4)	—	—
—		20,500		Cap	4.000	Aug. 4, 2010	June 15, 2013(5)	—	—
$706,671		$246,973						$(8,675)	$(5,484)

(1)	Translation to U.S. dollars is based on exchange rate of $1.63 to £1.00 as of December 31, 2012 and $1.55 to £1.00 as of December 31, 2011.
(2)	Translation to U.S. dollars is based on exchange rate of $1.32 to €1.00 as of December 31, 2012 and $1.30 to €1.00 as of December 31, 2011.
(3)	The swap agreements were terminated as the mortgage loans were paid in full at maturity in January 2012.
(4)	This cap agreement was terminated on April 27, 2012 as the mortgage loan was paid in full on April 26, 2012.
(5)	This cap agreement was terminated on May 9, 2012 as the loans were paid in full on May 4, 2012.
(6)	Represents the U.S. Dollar tranche of the unsecured term loan.
(7)	Represents the Singapore Dollar tranche of the unsecured term loan. Translation to U.S. dollars is based on exchange rate of $0.82 to 1.00 SGD as of December 31, 2012.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

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

The Company’s disclosures of estimated fair value of financial instruments at December 31, 2012 and December 31, 2011 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. As described in note 14, the interest rate cap and interest rate swaps are recorded at fair value.

We calculate the fair value of our mortgage loans, unsecured senior notes and exchangeable senior debentures based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral and other loan terms. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt. The carrying value of our global revolving credit facility approximates fair value, due to the variability of interest rates.

As of December 31, 2012 and 2011, the aggregate estimated fair value and carrying value of our global revolving credit facility, unsecured senior notes, exchangeable senior debentures, mortgage loans and other secured loan were as follows (in thousands):

		As of December 31, 2012		As of December 31, 2011
	Categorization under the fair value hierarchy	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Global revolving credit facility(1)	Level 2	$723,729	$723,729	$275,106	$275,106
Unsecured term loan(2)	Level 2	757,839	757,839	—	—
Unsecured senior notes(3)(4)	Level 2	1,907,188	1,738,221	1,502,271	1,441,072
Exchangeable senior debentures(3)	Level 2	446,476	266,400	438,327	266,400
Mortgage loans(3)	Level 2	845,125	792,376	1,007,615	947,132
Other secured loan(3)	Level 2	—	—	10,688	10,500
		$4,680,357	$4,278,565	$3,234,007	$2,940,210

(1)	The carrying value of our global revolving credit facility approximates estimated fair value, due to the variability of interest rates.
(2)	The carrying value of our unsecured term loan approximates estimated fair value, due to the variability of interest rates.
(3)	Valuations for our unsecured senior notes, mortgage loans and other secured loan are determined based on the expected future payments discounted at risk-adjusted rates. The 2015 Notes, 2020 Notes, 2021 Notes and 2022 Notes and exchangeable senior debentures are valued based on quoted market prices.
(4)	The carrying value of the 2015 Notes, 2020 Notes, 2021 Notes and 2022 Notes are net of discount of $11,779 and $8,928 in the aggregate as of December 31, 2012 and December 31, 2011, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

16. Tenant Leases

The future minimum lease payments to be received (excluding operating expense reimbursements) by us as of December 31, 2012, under non-cancelable operating leases are as follows (in thousands):

2013	$962,547
2014	927,074
2015	857,358
2016	778,161
2017	722,725
Thereafter	3,023,333

Total	$7,271,198

Included in the above amounts are minimum lease payments to be received from The tel(x) Group, Inc., or tel(x), and SoftLayer Technologies, Inc., or SoftLayer, previously related parties as further discussed in note 17. The future minimum lease payments to be received (excluding operating expense reimbursements) by us from tel(x) and SoftLayer as of December 31, 2012, under non-cancelable operating leases are as follows (in thousands):

2013	$78,687
2014	87,342
2015	92,607
2016	95,203
2017	97,769
Thereafter	854,539

Total	$1,306,147

17. Related Party Transactions

In December 2006, we entered into ten leases with tel(x) pursuant to which tel(x) provides enhanced meet-me-room services to our customers. The initial terms of these leases expire in 2026, and tel(x) has options to extend them through 2046. tel(x) was acquired by GI Partners Fund II, LLP in November 2006, which, collectively with GI Partners Side Fund II, L.P., owned the majority of the outstanding stock of tel(x). Richard Magnuson, our former director and Chairman who served until our 2012 Annual Meeting of Stockholders, or the Annual Meeting, is the chief executive officer of the advisor to GI Partners Fund II, LLP and GI Partners Side Fund II, L.P. During the year ended December 31, 2011, GI Partners Fund II, LLP and GI Partners Side Fund II, L.P completed the sale of tel(x) to an unrelated third party. Our consolidated statements of operations include rental revenues of approximately $46.4 million, $42.5 million and $26.8 million from tel(x) for the years ended December 31, 2012, 2011 and 2010, respectively, from leases entered into before tel(x) was sold to an unrelated third party. In connection with the lease agreements, we entered into an operating agreement with tel(x), effective as of December 1, 2006, with respect to joint sales and marketing efforts, designation of representatives to manage the national relationship between us and tel(x) and future meet-me-room facilities. As of December 31, 2012 and 2011, tel(x) leased from us 288,940 square feet under 44 lease agreements and 254,314 square feet under 41 lease agreements, respectively; all but three leases for 34,626 square feet were entered into prior to the sale of tel(x) to an unrelated third party in September 2011.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

We also entered into an agreement with tel(x), effective as of December 1, 2006, with respect to percentage rent arising out of potential future lease agreements for rentable space in buildings covered by the meet-me-room lease agreements. Percentage rent earned during the years ended December 31, 2012, 2011 and 2010 amounted to approximately $4.8 million, $3.6 million and $2.5 million, respectively. In addition, in connection with the lease agreements, we entered into a management agreement with tel(x), effective as of December 1, 2007, pursuant to which tel(x) agreed to provide us with certain management services in exchange for a management fee of one percent of rents actually collected by tel(x).

We are party to nine leases with SoftLayer, all of which are in place as of December 31, 2012. The initial terms of these leases expire from 2013 to 2025, and SoftLayer has options to extend them from 2018 through 2035. On August 3, 2010, GI Partners Fund III, L.P. acquired a controlling interest in SoftLayer. Richard Magnuson, our former director and Chairman who served until our Annual Meeting, is also a manager of the general partner to GI Partners Fund III, L.P. Our consolidated statements of operations include rental revenues of approximately $48.3 million, $20.2 million and $4.2 million from SoftLayer for the years ended December 31, 2012 and 2011, respectively.

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

We have ground leases on Paul van Vlissingenstraat 16 that expires in 2054, Chemin de l’Epinglier 2 that expires in 2074, Clonshaugh Industrial Estate I and II that expires in 2981, Manchester Technopark that expires in 2125, 29A International Business Park that expires in 2038, Gyroscoopweg 2E-2F, which has a continuous ground lease and will be adjusted on January 1, 2042, and Naritaweg 52, which has a continuous ground lease. In late 2011, we executed a lease for a new location for our headquarters, which began in May 2012, with a lease term of 12 years with an option to extend the lease for an additional five years. We also have operating leases at 111 8th Avenue (2nd and 6th floors), 8100 Boone Boulevard, 111 8th Avenue (3rd and 7th floors) and 410 Commerce Boulevard, which expire in June 2014, September 2017, February 2022 and December 2026, respectively. The lease at 111 8th Avenue (2nd and 6th floors) has an option to extend the lease until June 2019 and the lease at 111 8th Avenue (3rd and 7th floors) has an option to extend the lease until February 2032. The leases at 8100 Boone Boulevard and 410 Commerce Boulevard have no extension options.

We have a fully prepaid ground lease on 2055 E. Technology Circle that expires in 2083. We have a fully prepaid ground lease on Cateringweg 5 that expires in 2059. The ground lease at Naritaweg 52 has been prepaid through December 2036.

Rental expense for these leases was approximately $10.2 million, $8.5 million, and $7.8 million for the years ended December 31, 2012, 2011 and 2010 respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

The minimum commitment under these leases, excluding the fully prepaid ground leases, as of December 31, 2012 was as follows (in thousands):

2013	$10,719
2014	8,816
2015	6,826
2016	6,610
2017	6,247
Thereafter	66,741

Total	$105,959

(b) Contingent liabilities

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the leases of the 192,000 square feet of space held for development. This revenue sharing agreement terminated in May 2012. We made payments of approximately $0.7 million, $1.6 million and $4.7 million to the seller during the years ended December 31, 2012, 2011 and 2010, respectively.

As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined. As of December 31, 2012, construction is not complete and none of the leases executed subsequent to purchase would cause an amount to become probable of payment and therefore no amount is accrued as of December 31, 2012. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $40.9 million based on the exchange rate as of December 31, 2012). The earnout contingency expires in November 2020.

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

As part of the acquisition of the noncontrolling interest in the entity that owns 2805 Lafayette Street from our joint venture partner, the partner could earn additional consideration if between May 4, 2012 and January 31, 2013, we entered into a qualifying lease for this property, as defined in the agreement. As of December 31, 2012, no leases were executed for this property that would cause an amount to become probable of payment and therefore, no amount was accrued as of December 31, 2012.

As part of the acquisition of the Sentrum Portfolio, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of contingent consideration was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). Subsequent

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

to the acquisition date, we have adjusted the contingent consideration to fair value with changes in fair value recognized in operating income. At December 31, 2012, the fair value of the contingent consideration for the Sentrum Portfolio acquisition was £55.8 million (or approximately $90.7 million based on the exchange rate as of December 31, 2012) and is currently accrued in accounts payable and other accrued expenses in the consolidated balance sheet. Changes in fair value of contingent consideration for the Sentrum Portfolio acquisition were approximately $1.1 million for the year ended December 31, 2012. The earn-out contingency expires in July 2015. This amount will be reassessed on a quarterly basis, with any changes being recognized in earnings. Increases or decreases in the fair value of the contingent consideration can result from changes in discount periods, discount rates and probabilities that contingencies will be met.

(c) Construction Commitments

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At December 31, 2012, we had open commitments related to construction contracts of approximately $244.3 million.

(d) Legal Proceedings

Although the Company is involved in legal proceedings arising in the ordinary course of business, as of December 31, 2012, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

19. Quarterly Financial Information (Digital Realty Trust, Inc.) (unaudited)

The tables below reflect selected quarterly information for the years ended December 31, 2012 and 2011. Certain amounts have been reclassified to conform to the current year presentation (in thousands, except per share amounts).

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total operating revenues	$349,736	$342,479	$303,704	$283,148
Net income	55,895	56,921	53,968	49,263
Net income attributable to Digital Realty Trust, Inc.	54,566	55,392	52,334	48,042
Preferred stock dividends	9,751	9,777	10,313	8,831
Net income available to common stockholders	44,815	45,615	42,021	39,211
Basic net income per share available to common stockholders	$0.36	$0.37	$0.38	$0.37
Diluted net income per share available to common stockholders	$0.36	$0.37	$0.38	$0.36

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

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

20. Quarterly Financial Information (Digital Realty Trust, L.P.) (unaudited)

The tables below reflect selected quarterly information for the years ended December 31, 2012 and 2011. Certain amounts have been reclassified to conform to the current year presentation (in thousands, except per unit amounts).

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total operating revenues	$349,736	$342,479	$303,704	$283,148
Net income	55,895	56,921	53,968	49,263
Net income attributable to Digital Realty Trust, L.P.	55,902	56,966	53,995	49,628
Preferred unit distributions	9,751	9,777	10,313	8,831
Net income available to common unitholders	46,151	47,189	43,682	40,797
Basic net income per unit available to common unitholders	$0.36	$0.37	$0.38	$0.37
Diluted net income per unit available to common unitholders	$0.36	$0.37	$0.38	$0.36

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Total operating revenues	$270,612	$273,476	$267,881	$250,741
Net income	47,197	37,689	38,228	39,012
Net income attributable to Digital Realty Trust, L.P.	47,246	37,765	38,285	39,154
Preferred unit distributions	9,726	4,436	4,713	6,522
Net income available to common unitholders	37,520	33,329	33,572	32,632
Basic net income per unit available to common unitholders	$0.34	$0.32	$0.33	$0.34
Diluted net income per unit available to common unitholders	$0.34	$0.31	$0.33	$0.33

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011

21. Subsequent Events

On January 18, 2013, Digital Stout Holding, LLC, a wholly-owned subsidiary of Digital Realty Trust, L.P., issued £400.0 million (or approximately $634.8 million based on the exchange rate of £1.00 to $1.59 on January 18, 2013) aggregate principal amount of its 4.250% Guaranteed Notes due 2025, or the 2025 notes. The 2025 Notes are senior unsecured obligations of Digital Stout Holding, LLC and are fully and unconditionally guaranteed by the Company and the Operating Partnership. Interest on the 2025 notes is payable semiannually in arrears at a rate of 4.250% per annum. We intend to use the net proceeds from the offering of the 2025 notes to temporarily repay borrowings under our global revolving credit facility, to acquire additional properties, to fund development opportunities, for general working capital purposes or a combination of the foregoing.

On January 28, 2013, we completed the acquisition of two properties for an aggregate purchase price of $32.5 million. One property is a 61,750 square foot datacenter and is located in the Dallas metropolitan area. The other property consists of three buildings totaling approximately 245,000 square feet and is located in the Phoenix metropolitan area. Two of the buildings are non-technical single tenant sale-leasebacks and the third building will be developed. The acquisitions were financed with borrowings under our global revolving credit facility.

On February 12, 2013, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit:

Share Class	Series D Preferred Stock and Unit	Series E Preferred Stock and Unit	Series F Preferred Stock and Unit	Common stock and common unit
Dividend and distribution amount	$0.343750	$0.437500	$0.414063	$0.780000
Dividend and distribution payable date	March 29, 2013	March 29, 2013	March 29, 2013	March 29, 2013
Dividend and distribution payable to holders of record on	March 15, 2013	March 15, 2013	March 15, 2013	March 15, 2013
Annual equivalent rate of dividend and distribution	$1.375	$1.750	$1.65625	$3.120

Effective February 26, 2013, Digital Realty Trust, Inc. converted all outstanding shares of its series D preferred stock into shares its of common stock in accordance with the terms of the series D preferred stock. Each share of series D preferred stock was converted into 0.6360 shares of common stock of Digital Realty Trust, Inc.

Effective February 26, 2013, in connection with the conversion of the series D preferred stock by Digital Realty Trust, Inc., all of the outstanding 5.500% series D cumulative convertible preferred units, or the series D preferred units, were converted into common units in accordance with the terms of the series D preferred units. Each series D preferred unit was converted into 0.6360 common unit of the Operating Partnership.

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

(In thousands)

			Initial costs			Costs capitalized subsequent to acquisition		Total costs
	Metropolitan Area	Encumbrances	Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total	Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
PROPERTIES:
36 NE 2nd Street	Miami	$16,012	$1,942	$—	$24,184	$5,999	$—	$1,942	$—	$30,183	$32,125	$(10,288)	2002	(A	)
2323 Bryan Street	Dallas	—	1,838	—	77,604	39,136	—	1,838	—	116,740	118,578	(39,063)	2002	(A	)
6 Braham Street	London	—	3,776	—	28,166	2,146	—	4,079	—	30,009	34,088	(8,572)	2002	(A	)
300 Boulevard East	NY Metro	41,061	5,140	—	48,526	59,791	—	5,140	—	108,317	113,457	(38,367)	2002	(A	)
2334 Lundy Place	Silicon Valley	38,486	3,607	—	23,008	106	—	3,607	—	23,114	26,721	(7,587)	2002	(A	)
34551 Ardenwood Boulevard 1-4	Silicon Valley	52,916	15,330	—	32,419	2,329	—	15,330	—	34,748	50,078	(12,494)	2003	(A	)
2440 Marsh Lane	Dallas	—	1,477	—	10,330	71,878	—	1,477	—	82,208	83,685	(28,135)	2003	(A	)
2010 East Centennial Circle	Phoenix	—	—	1,477	16,472	(110)	—	—	1,322	16,517	17,839	(4,888)	2003	(A	)
375 Riverside Parkway	Atlanta	—	1,250	—	11,578	30,972	—	1,250	—	42,550	43,800	(13,490)	2003	(A	)
3300 East Birch Street	Los Angeles	6,975	3,777	—	4,611	549	—	3,777	—	5,160	8,937	(2,490)	2003	(A	)
47700 Kato Road & 1055 Page Avenue	Silicon Valley	—	5,272	—	20,166	904	—	5,272	—	21,070	26,342	(4,793)	2003	(A	)
4849 Alpha Road	Dallas	9,826	2,983	—	10,650	42,834	—	2,983	—	53,484	56,467	(9,607)	2004	(A	)
600 West Seventh Street	Los Angeles	51,174	18,478	—	50,824	52,027	—	18,478	—	102,851	121,329	(36,076)	2004	(A	)
2045 & 2055 LaFayette Street	Silicon Valley	64,621	6,065	—	43,817	19	—	6,065	—	43,836	49,901	(12,074)	2004	(A	)
100 & 200 Quannapowitt Pkwy	Boston	31,848	12,416	—	26,154	54,031	—	12,416	—	80,185	92,601	(13,234)	2004	(A	)
11830 Webb Chapel Road	Dallas	30,269	5,881	—	34,473	984	—	5,881	—	35,457	41,338	(11,180)	2004	(A	)
150 South First Street	Silicon Valley	50,830	2,068	—	29,214	1,123	—	2,068	—	30,337	32,405	(7,725)	2004	(A	)
3065 Gold Camp Drive	Sacramento	—	1,886	—	10,686	16,780	—	1,886	—	27,466	29,352	(3,935)	2004	(A	)
200 Paul Avenue 1-4	San Francisco	72,646	14,427	—	75,777	58,547	—	14,427	—	134,324	148,751	(40,978)	2004	(A	)
1100 Space Park Drive	Silicon Valley	52,889	5,130	—	18,206	26,415	—	5,130	—	44,621	49,751	(15,658)	2004	(A	)
3015 Winona Avenue	Los Angeles	—	6,534	—	8,356	5	—	6,534	—	8,361	14,895	(2,735)	2004	(A	)
833 Chestnut Street	Philadelphia	—	5,738	—	42,249	46,200	—	5,738	—	88,449	94,187	(36,552)	2005	(A	)
1125 Energy Park Drive	Minneapolis	—	2,775	—	10,761	37	—	2,775	—	10,798	13,573	(3,215)	2005	(A	)
350 East Cermak Road	Chicago	—	8,466	—	103,232	214,049	—	8,620	—	317,127	325,747	(105,803)	2005	(A	)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION—(Continued)

DECEMBER 31, 2012

(In thousands)

				Initial costs			Costs capitalized subsequent to acquisition		Total costs
	Metropolitan Area	Encumbrances		Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total	Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
PROPERTIES:
8534 Concord Center Drive	Denver	$—		$2,181	$—	$11,561	$47	$—	$2,181	$—	$11,608	$13,789	$(3,839)	2005	(A	)
2401 Walsh Street	Silicon Valley	—		5,775	—	19,267	34	—	5,775	—	19,301	25,076	(4,954)	2005	(A	)
2403 Walsh Street	Silicon Valley	—		5,514	—	11,695	20	—	5,514	—	11,715	17,229	(3,210)	2005	(A	)
4700 Old Ironsides Drive	Silicon Valley	—		5,504	—	9,727	61	—	5,504	—	9,788	15,292	(2,912)	2005	(A	)
4650 Old Ironsides Drive	Silicon Valley	—		2,865	—	4,540	23,970	—	2,865	—	28,510	31,375	(3,417)	2005	(A	)
200 North Nash Street	Los Angeles	—		4,562	—	12,503	221	—	4,562	—	12,724	17,286	(3,730)	2005	(A	)
731 East Trade Street	Charlotte	5,215	(1)	1,748	—	5,727	248	—	1,748	—	5,975	7,723	(1,444)	2005	(A	)
113 North Myers	Charlotte	—		1,098	—	3,127	1,919	—	1,098	—	5,046	6,144	(1,465)	2005	(A	)
125 North Myers	Charlotte	—		1,271	—	3,738	6,167	—	1,271	—	9,905	11,176	(4,468)	2005	(A	)
Paul van Vlissingenstraat 16	Amsterdam	13,335		—	—	15,255	30,926	—	—	—	46,181	46,181	(7,225)	2005	(A	)
600-780 S. Federal	Chicago	—		7,849	—	27,881	14,392	—	7,849	—	42,273	50,122	(8,521)	2005	(A	)
115 Second Avenue	Boston	—		1,691	—	12,569	10,146	—	1,691	—	22,715	24,406	(9,384)	2005	(A	)
Chemin de l’Epinglier 2	Geneva	9,649		—	—	20,071	2,462	—	—	—	22,533	22,533	(5,526)	2005	(A	)
251 Exchange Place	N. Virginia	—		1,622	—	10,425	304	—	1,622	—	10,729	12,351	(3,136)	2005	(A	)
7500 Metro Center Drive	Austin	—		1,177	—	4,877	9,919	—	1,177	—	14,796	15,973	(1,666)	2005	(A	)
7620 Metro Center Drive	Austin	—		510	—	6,760	267	—	510	—	7,027	7,537	(1,714)	2005	(A	)
3 Corporate Place	NY Metro	—		2,124	—	12,678	79,371	—	2,124	—	92,049	94,173	(43,033)	2005	(A	)
4025 Midway Road	Dallas	—		2,196	—	14,037	25,594	—	2,196	—	39,631	41,827	(15,367)	2006	(A	)
Clonshaugh Industrial Estate I	Dublin	—		—	1,444	5,569	2,910	—	—	109	9,814	9,923	(3,169)	2006	(A	)
6800 Millcreek Drive	Toronto	—		1,657	—	11,352	2,278	—	1,657	—	13,630	15,287	(3,607)	2006	(A	)
101 Aquila Way	Atlanta	—		1,480	—	34,797	41	—	1,480	—	34,838	36,318	(9,302)	2006	(A	)
12001 North Freeway	Houston	—		6,965	—	23,492	42,245	—	6,965	—	65,737	72,702	(7,441)	2006	(A	)
14901 FAA Boulevard	Dallas	—		3,303	—	40,799	116	—	3,303	—	40,915	44,218	(8,590)	2006	(A	)
120 E Van Buren	Phoenix	—		4,524	—	157,822	91,795	—	4,524	—	249,617	254,141	(62,963)	2006	(A	)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION—(Continued)

DECEMBER 31, 2012

(In thousands)

				Initial costs			Costs capitalized subsequent to acquisition		Total costs
	Metropolitan Area	Encumbrances		Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total	Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
PROPERTIES:
Gyroscoopweg 2E-2F	Amsterdam	$8,492		$—	$—	$13,450	$245	$—	$—	$—	$13,695	$13,695	$(3,212)	2006	(A	)
Clonshaugh Industrial Estate II	Dublin	39,579		—	—	—	79,860	—	—	—	79,860	79,860	(22,974)	2006	(C	)
600 Winter Street	Boston	—		1,429	—	6,228	46	—	1,429	—	6,274	7,703	(1,215)	2006	(A	)
2300 NW 89th Place	Miami	—		1,022	—	3,767	18	—	1,022	—	3,785	4,807	(1,009)	2006	(A	)
2055 East Technology Circle	Phoenix	—		—	—	8,519	27,014	—	—	—	35,533	35,533	(12,953)	2006	(A	)
114 Rue Ambroise Croizat	Paris	—		12,261	—	34,051	78,902	—	11,579	—	113,635	125,214	(24,985)	2006	(A	)
Unit 9, Blanchardstown Corporate Park	Dublin	—		1,927	—	40,024	20,928	—	1,910	—	60,969	62,879	(12,729)	2006	(A	)
111 8th Avenue	NY Metro	—		—	—	17,688	14,210	—	—	—	31,898	31,898	(20,746)	2006	(A	)
1807 Michael Faraday Court	N. Virginia	—		1,499	—	4,578	1,701	—	1,499	—	6,279	7,778	(1,928)	2006	(A	)
8100 Boone Boulevard	N. Virginia	—		—	—	158	978	—	—	—	1,136	1,136	(852)	2006	(A	)
21110 Ridgetop Circle	N. Virginia	—		2,934	—	14,311	1,307	—	2,934	—	15,618	18,552	(3,214)	2007	(A	)
3011 Lafayette Street	Silicon Valley	—		3,354	—	10,305	48,375	—	3,354	—	58,680	62,034	(24,306)	2007	(A	)
44470 Chilum Place	N. Virginia	—		3,531	—	37,360	1	—	3,531	—	37,361	40,892	(5,986)	2007	(A	)
43881 Devin Shafron Drive	N. Virginia	—		4,653	—	23,631	90,833	—	4,653	—	114,464	119,117	(41,821)	2007	(A	)
43831 Devin Shafron Drive	N. Virginia	—		3,027	—	16,247	637	—	3,027	—	16,884	19,911	(2,948)	2007	(A	)
43791 Devin Shafron Drive	N. Virginia	—		3,490	—	17,444	46,902	—	3,490	—	64,346	67,836	(18,769)	2007	(A	)
Mundells Roundabout	London	69,612		31,354	—	—	62,082	—	25,911	—	67,525	93,436	(7,222)	2007	(C	)
210 N Tucker	St. Louis	—		2,042	—	17,223	52,661	—	2,042	—	69,884	71,926	(5,211)	2007	(A	)
900 Walnut Street	St. Louis	—		1,791	—	29,516	3,216	—	1,791	—	32,732	34,523	(5,719)	2007	(A	)
1 Savvis Parkway	St. Louis	—		3,301	—	20,639	236	—	3,301	—	20,875	24,176	(3,506)	2007	(A	)
1500 Space Park Drive	Silicon Valley	35,832	(2)	6,732	—	6,325	46,168	—	4,106	—	55,119	59,225	(24,052)	2007	(A	)
Cressex 1	London	28,560		3,629	—	9,036	26,916	—	3,125	—	36,456	39,581	(10,282)	2007	(A	)
Naritaweg 52	Amsterdam	—		—	1,192	23,441	(2,151)	—	—	1,079	21,403	22,482	(3,287)	2007	(A	)
1 St. Anne’s Boulevard	London	—		1,490	—	1,045	(328)	—	1,244	—	963	2,207	(123)	2007	(A	)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION—(Continued)

DECEMBER 31, 2012

(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
2 St. Anne’s Boulevard	London	$—	$922	$—	$695	$42,542	$—	$828	$—	$43,331	$44,159	$(1,264)	2007	(A	)
3 St. Anne’s Boulevard	London	—	22,079	—	16,351	107,811	—	18,271	—	127,970	146,241	(17,880)	2007	(A	)
365 South Randolphville Road	NY Metro	—	3,019	—	17,404	123,658	—	3,019	—	141,062	144,081	(21,214)	2008	(A	)
701 & 717 Leonard Street	Dallas	—	2,165	—	9,934	228	—	2,165	—	10,162	12,327	(1,236)	2008	(A	)
650 Randolph Road	NY Metro	—	3,986	—	6,883	5,048	—	3,986	—	11,931	15,917	(855)	2008	(A	)
Manchester Technopark	Manchester	8,688	—	—	23,918	(3,938)	—	—	—	19,980	19,980	(2,593)	2008	(A	)
1201 Comstock Street	Silicon Valley	—	2,093	—	1,606	26,054	—	3,398	—	26,355	29,753	(8,009)	2008	(A	)
7505 Mason King Court	N. Virginia	—	2,390	—	8,257	6,920	—	2,390	—	15,177	17,567	(2,712)	2008	(A	)
1550 Space Park Drive	Silicon Valley	—	2,301	—	766	1,613	—	1,926	—	2,754	4,680	—	2008	(C	)
1525 Comstock Street	Silicon Valley	—	2,293	—	16,216	29,230	—	2,061	—	45,678	47,739	(12,481)	2008	(A	)
43915 Devin Shafron Drive	N. Virginia	—	6,927	—	—	85,507	—	6,927	—	85,507	92,434	(18,457)	2009	(C	)
43790 Devin Shafron Drive	N. Virginia	—	8,168	—	—	12,686	—	8,168	—	12,686	20,854	(507)	2009	(C	)
43830 Devin Shafron Drive	N. Virginia	—	5,509	—	—	68,987	—	5,509	—	68,987	74,496	(4,078)	2009	(C	)
1232 Alma Road	Dallas	—	2,267	—	3,740	61,630	—	2,267	—	65,370	67,637	(10,221)	2009	(A	)
900 Quality Way	Dallas	—	1,446	—	1,659	39,097	—	1,446	—	40,756	42,202	(1,619)	2009	(A	)
1400 N. Bowser Road	Dallas	—	2,041	—	3,389	151	—	2,041	—	3,540	5,581	—	2009	(A	)
1301 International Parkway	Dallas	—	333	—	344	14	—	333	—	358	691	—	2009	(A	)
908 Quality Way	Dallas	—	6,730	—	4,493	5,615	—	1,670	—	15,168	16,838	(4,452)	2009	(A	)
904 Quality Way	Dallas	—	760	—	744	6,788	—	760	—	7,532	8,292	(48)	2009	(A	)
905 Security Row	Dallas	—	4,056	—	1,553	103	—	4,056	—	1,656	5,712	—	2009	(A	)
1202 Alma Road	Dallas	—	—	—	—	41,434	—	1,899	—	39,535	41,434	(786)	2009	(C	)
444 Toyama Drive	Silicon Valley	—	6,046	—	10,660	—	—	6,046	—	10,660	16,706	(888)	2009	(A	)
1350 Duane	Silicon Valley	—	7,081	—	69,817	60	—	7,081	—	69,877	76,958	(5,736)	2009	(A	)
45901 & 45845 Nokes Boulevard	N. Virginia	—	3,437	—	28,785	449	—	3,437	—	29,234	32,671	(2,440)	2009	(A	)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION—(Continued)

DECEMBER 31, 2012

(In thousands)

			Initial costs			Costs capitalized subsequent to acquisition		Total costs
	Metropolitan Area	Encumbrances	Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total	Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
PROPERTIES:
21561 & 21571 Beaumeade Circle	N. Virginia	$—	$3,966	$—	$24,211	$44	$—	$3,966	$—	$24,255	$28,221	$(1,878)	2009	(A	)
21551 Beaumeade Circle	N. Virginia	—	3,007	—	—	17,109	—	3,007	—	17,109	20,116	(439)	2009	(C	)
60 & 80 Merritt	NY Metro	—	3,418	—	71,477	50,143	—	3,418	—	121,620	125,038	(6,777)	2010	(A	)
55 Middlesex	Boston	—	9,975	—	68,363	6,134	—	9,975	—	74,497	84,472	(6,821)	2010	(A	)
128 First Avenue	Boston	—	5,465	—	185,348	24,673	—	5,465	—	210,021	215,486	(20,461)	2010	(A	)
Cateringweg 5	Amsterdam	—	—	3,518	3,517	45,972	—	—	3,792	49,215	53,007	(1,878)	2010	(A	)
1725 Comstock Street	Silicon Valley	—	3,274	—	6,567	37,515	—	3,274	—	44,082	47,356	(6,151)	2010	(A	)
3015 and 3115 Alfred Street	Silicon Valley	—	6,533	—	3,725	55,487	—	6,533	—	59,212	65,745	(5,488)	2010	(A	)
365 Main Street	San Francisco	—	22,854	—	158,709	15,217	—	22,854	—	173,926	196,780	(11,375)	2010	(A	)
720 2nd Street	San Francisco	—	3,884	—	116,861	3,796	—	3,884	—	120,657	124,541	(8,168)	2010	(A	)
2260 East El Segundo	Los Angeles	—	11,053	—	51,397	9,324	—	11,053	—	60,721	71,774	(4,244)	2010	(A	)
2121 South Price Road	Phoenix	—	7,335	—	238,452	92,740	—	7,335	—	331,192	338,527	(16,725)	2010	(A	)
4030 La Fayette	N. Virginia	—	2,492	—	16,912	2,624	—	2,492	—	19,536	22,028	(1,390)	2010	(A	)
4040 La Fayette	N. Virginia	—	1,246	—	4,267	81	—	1,246	—	4,348	5,594	(317)	2010	(A	)
4050 La Fayette	N. Virginia	—	1,246	—	4,371	34,189	—	1,246	—	38,560	39,806	(3,940)	2010	(A	)
800 Central Expressway	Silicon Valley	—	8,976	—	18,155	55,396	—	8,976	—	73,551	82,527	(25)	2010	(A	)
2950 Zanker Road	Silicon Valley	—	6,903	—	20,885	—	—	6,903	—	20,885	27,788	(1,562)	2010	(A	)
900 Dorothy Street	Dallas	—	1,415	—	13,799	1	—	1,415	—	13,800	15,215	(1,075)	2010	(A	)
29A International Business Park	Singapore	—	—	—	137,545	130,557	—	—	—	268,102	268,102	(10,677)	2010	(A	)
Loudoun Parkway North	N. Virginia	—	17,300	—	—	32,785	—	17,300	—	32,785	50,085	(28)	2011	(C	)
1-23 Templar Road	Sydney	—	11,173	—	—	56,285	—	11,376	—	56,082	67,458	(109)	2011	(C	)
Fountain Court	London	—	7,544	—	12,506	62,543	—	7,890	—	74,703	82,593	(207)	2011	(C	)
98 Radnor Drive	Melbourne	—	4,467	—	—	57,104	—	4,548	—	57,023	61,571	—	2011	(C	)
Cabot Street	Boston	—	2,386	—	—	40,097	—	2,386	—	40,097	42,483	—	2011	(C	)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION—(Continued)

DECEMBER 31, 2012

(In thousands)

	Metropolitan Area	Encumbrances		Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
				Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
3825 NW Aloclek Place	Portland	$—		$1,689	$—	$—	$53,787	$—	$1,689	$—	$53,787	$55,476	$(889)	2011	(C	)
11085 Sun Center Drive	Sacramento	—		2,490	—	21,509	—	—	2,490	—	21,509	23,999	(774)	2011	(A	)
Profile Park	Dublin	—		6,288	—	—	8,159	—	6,432	—	8,015	14,447	—	2011	(C	)
1506 Moran Road	N. Virginia	—		1,527	—	—	19,736	—	1,115	—	20,148	21,263	—	2011	(A	)
760 Doug Davis Drive	Atlanta	—		4,837	—	53,551	675	—	4,837	—	54,226	59,063	(1,789)	2011	(A	)
360 Spear Street	San Francisco	47,139	(3)	19,828	—	56,733	(1,794)	—	19,828	—	54,939	74,767	(2,091)	2011	(A	)
2501 S. State Hwy 121	Dallas	—		23,137	—	93,943	5,787	—	23,137	—	99,730	122,867	(3,776)	2012	(A	)
9333, 9355, 9377 Grand Avenue	Chicago	—		5,686	—	14,515	33,973	—	5,686	—	48,488	54,174	(280)	2012	(A	)
8025 North Interstate 35	Austin	6,722	(4)	2,920	—	8,512	—	—	2,920	—	8,512	11,432	(193)	2012	(A	)
850 East Collins	Dallas	—		1,614	—	—	26,891	—	1,614	—	26,891	28,505	—	2012	(C	)
950 Collins	Dallas	—		1,546	—	—	11,717	—	1,546	—	11,717	13,263	—	2012	(C	)
400 S. Akard	Dallas	—		10,075	—	62,730	—	—	10,075	—	62,730	72,805	(938)	2012	(A	)
410 Commerce Boulevard	NY Metro	—		—	—	—	2,055	—	—	—	2,055	2,055	—	2012	(C	)
Unit B Prologis Park	London	—		1,683	—	104,728	45	—	1,683	—	104,773	106,456	(1,526)	2012	(A	)
The Chess Building	London	—		—	7,356	219,274	25	—	—	7,356	219,299	226,655	(3,025)	2012	(A	)
Unit 21 Goldsworth Park	London	—		17,334	—	928,129	3,161	—	17,334	—	931,290	948,624	(11,356)	2012	(A	)
11900 East Cornell	Denver	—		3,352	—	80,640	20	—	3,352	—	80,660	84,012	(844)	2012	(A	)
701 Union Boulevard	NY Metro	—		10,045	—	6,755	243	—	10,045	—	6,998	17,043	—	2012	(A	)
23 Waterloo Road	Sydney	—		7,112	—	3,868	—	—	7,112	—	3,868	10,980	(4)	2012	(A	)
1 Rue Jean-Pierre	Paris	—		9,621	—	35,825	—	—	9,621	—	35,825	45,446	—	2012	(A	)
Liet-dit le Christ de Saclay	Paris	—		3,402	—	3,090	—	—	3,402	—	3,090	6,492	—	2012	(A	)
127 Rue de Paris	Paris	—		8,637	—	10,838	—	—	8,637	—	10,838	19,475	—	2012	(A	)
Other		—		—	—	8,298	28,529	—	—	—	36,827	36,827	(3,250)

		$792,376		$676,122	$14,987	$4,693,937	$3,357,473	$—	$661,058	$13,658	$8,067,803	$8,742,519	$(1,206,017)

(1)	The balance shown includes an unamortized premium of $706.
(2)	The balance shown includes an unamortized premium of $150.
(3)	The balance shown includes an unamortized premium of $525.
(4)	The balance shown includes an unamortized premium of $161.

See accompanying independent registered public accounting firm report.

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

NOTES TO SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2012

(In thousands)

(1) Tax Cost

The aggregate gross cost of the Company’s properties for federal income tax purposes approximated $8,760.0 million (unaudited) as of December 31, 2012.

(2) Historical Cost and Accumulated Depreciation and Amortization

The following table reconciles the historical cost of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2012.

	Year Ended December 31,
	2012	2011	2010
Balance, beginning of year	$6,118,583	$5,227,542	$3,610,322
Additions during period (acquisitions and improvements)	2,623,936	891,041	1,617,299
Deductions during period (dispositions and write-off of tenant improvements)	—	—	(79)

Balance, end of year	$8,742,519	$6,118,583	$5,227,542

The following table reconciles accumulated depreciation and amortization of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2012.

	Year Ended December 31,
	2012	2011	2010
Balance, beginning of year	$900,044	$660,700	$459,521
Additions during period (depreciation and amortization expense)	305,973	239,344	201,190
Deductions during period (dispositions and write-off of tenant improvements)	—	—	(11)

Balance, end of year	$1,206,017	$900,044	$660,700

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Management’s Report on Internal Control over Financial Reporting for Digital Realty Trust, Inc. and Digital Realty Trust, L.P. are included in Part II, Item 8, Financial Statements and Supplementary Data on pages 91 and 92.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the company carried out an evaluation, under the supervision and with participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2012. Based on the foregoing, the company’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the operating partnership carried out an evaluation, under the supervision and with participation of the chief executive officer and chief financial officer of its general partner, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2012. Based on the foregoing, the operating partnership’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the operating partnership’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

We have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure. We have furnished to the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2012, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 906 of the Sarbanes Oxley Act. In addition, as required by Section 303A.12 of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning our security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 15.	EXHIBITS.

Exhibit Number	Description

2.1*	Share Sale and Purchase Agreement, dated June 26, 2012, relating to Sentrum Holdings Limited between Glen Moar Properties Limited, Abry Partners VI, LP, Abry Advanced Securities Fund, LP, Abry Advanced Securities Fund II, LP, Abry Investment Partnership, LP, Abry Senior Equity Co-Investment Fund, III LP and Abry Senior Equity III, LP, as Sellers, Digital Stout Holding, LLC, as Purchaser, Sentrum Holdings Limited, Sentrum Construction Management Limited and Digital Realty Trust, L.P., as Guarantor amended (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on December 21, 2012).

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 7, 2012).

3.2	Fourth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 21, 2012).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

3.4	Tenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on April 10, 2012).

4.1	Specimen Certificate for Common Stock for Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 26, 2004).

4.2	Specimen Certificate for Series D Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 11, 2008).

4.3	Specimen Certificate for Digital Realty Trust, Inc.’s 7.000% Series E Cumulative Redeemable Preferred Stock (incorporated by reference to Digital Realty Trust’s Registration Statement on Form 8-A filed on September 12, 2011).

4.4	Specimen Certificate for Digital Realty Trust, Inc.’s 6.625% Series F Cumulative Redeemable Preferred Stock (incorporated by reference to Digital Realty Trust’s Registration Statement on Form 8-A filed on March 30, 2012).

4.5	Registration Rights Agreement, dated as of October 27, 2004, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and the Unit Holders, as defined therein (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

4.6	Indenture, dated as of April 20, 2009, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 5.50% Exchangeable Senior Debentures due 2029 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 22, 2009).

4.7	Registration Rights Agreement, dated April 20, 2009, among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 22, 2009).

4.8	Indenture, dated as of January 28, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wilmington Trust FSB, as trustee, including the form of 5.875% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on January 29, 2010).

Exhibit Number	Description

4.9	Indenture, dated as of July 8, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 4.50% Notes due 2015 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on July 12, 2010).

4.10	Indenture, dated as of March 8, 2011, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on March 8, 2011).

4.11	Supplemental Indenture No. 1, dated as of March 8, 2011, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 5.250% Notes due 2021 and the guarantee (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on March 8, 2011).

4.12	Indenture, dated as of September 24, 2012, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on September 24, 2012).

4.13	Supplemental Indenture No. 1, dated as of September 24, 2012, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 3.625% Notes due 2022 and the guarantee (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on September 24, 2012).

4.14	Indenture, dated as of January 18, 2013, among Digital Stout Holding, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 4.250% Guaranteed Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on January 1, 2013).

10.1†	Form of Indemnification Agreement by and between Digital Realty Trust, Inc. and its directors and officers (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 13, 2004).

10.2	Contribution Agreement, dated as of July 31, 2004, by and among Digital Realty Trust, L.P., San Francisco Wave eXchange, LLC, Santa Clara Wave eXchange, LLC and eXchange colocation, LLC (incorporated by reference to Exhibit 10.12 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on September 17, 2004).

10.3*	Revolving Credit Agreement, dated as of August 18, 2011, among Digital Singapore Jurong East Pte. Ltd., as Initial Singapore Borrower, Digital Realty Datafirm, LLC, as Initial Australia Borrower 1, Digital Realty Datafirm 2, LLC, as Initial Australia Borrower 2, Digital Realty Trust, L.P., as a Guarantor, Digital Realty Trust, Inc., as a Guarantor, the Subsidiary Guarantors named therein, as Subsidiary Guarantors, the Initial Lenders and each Swing Line Bank named therein, as Initial Lenders and each Swing Line Bank, Citicorp International Ltd., as Administrative Agent, and Citigroup Global Markets Inc., Citigroup Global Markets Singapore Pte. Ltd., Bank of America, N.A., Sumitomo Mitsui Banking Corporation and The Hong Kong and Shanghai Banking Corporation Limited, collectively, as Coordinating Bank (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 24, 2011).

Exhibit Number	Description

10.4*	Global Senior Credit Agreement, dated as of November 3, 2011, among Digital Realty Trust, L.P., as borrower, Digital Realty Trust, Inc., as parent guarantor, the subsidiary borrowers and guarantors named therein, Citibank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.5 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 27, 2012).

10.5†	Form of Profits Interest Units Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.6†	Form of Digital Realty Trust, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.45 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.7†	Form of 2008 Class C Profits Interest Units Agreement (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.8†	First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Appendix A to Digital Realty Trust, Inc.’s definitive proxy statement on Schedule 14A filed on March 30, 2007).

10.9†	Form of 2008 Performance-Based Profits Interest Units Agreement (incorporated by reference to Exhibit 10.3 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.10†	First Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.11	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., the subsidiary guarantors named therein, Prudential Investment Management, Inc. and the Prudential Affiliates named therein (incorporated by reference to Exhibit 10.12 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 27, 2012).

10.12†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.13†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.3 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.14†	Form of Amendment to Employment Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.15†	Amended and Restated Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Scott E. Peterson (incorporated by reference to Exhibit 10.45 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.16†	First Amendment to Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust (incorporated by reference to Exhibit 10.46 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.17†	Second Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 6, 2009).

10.18†	Third Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2009).

Exhibit Number	Description

10.19†	Second Amendment to Employment Agreement, dated as of June 9, 2010, among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.21 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

10.20†	Third Amendment to Employment Agreement, dated as of November 12, 2010, among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.29 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 25, 2011).

10.21†	Employment Agreement, dated July 30, 2004, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and David J. Caron (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 9, 2011).

10.22†	First Amendment to Employment Agreement, dated December 4, 2008, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and David J. Caron (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 9, 2011).

10.23†	Employment Agreement, dated June 14, 2010, between Digital Investment Management Pte. Ltd. and Kris Kumar.

10.24†	Second Amendment to Employment Agreement, dated June 7, 2011, among Digital Realty Trust, Inc., DLR, LLC and Richard A. Magnuson (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 5, 2011).

10.25†	First Amendment to Class C Profits Interest Units Agreement dated as of July 25, 2011 by and between Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Richard A. Magnuson (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2011).

10.26†	First Amendment to Incentive Stock Option Agreement dated as of July 25, 2011 by and between Digital Realty Trust, Inc. and Richard A. Magnuson (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2011).

10.27†	Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2011).

10.28†	Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 7, 2012).

10.29†	Fourth Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 7, 2012).

10.30*	Term Loan Agreement, dated as of April 16, 2012, among Digital Realty Trust, L.P., Digital Realty Datafirm, LLC, Digital Luxembourg III S.à r.l., Digital Realty (Redhill) S.à r.l., Digital Realty (Blanchardstown) Limited, Digital Realty (Paris 2) SCI, and Digital Singapore Jurong East Pte. Ltd, as borrowers, and Digital Realty Trust, Inc., as guarantor, the banks, financial institutions and other institutional lenders listed therein, as the initial lenders, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book running managers, and Lloyds TSB Bank PLC, Royal Bank of Canada, Sumitomo Mitsui Banking Corporation, Suntrust Bank, U.S. Bank National Association, a national banking association, and Wells Fargo Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 7, 2012).

Exhibit Number	Description

12.1	Statement of Computation of Ratios.

21.1	List of Subsidiaries of Digital Realty Trust, Inc.

21.2	List of Subsidiaries of Digital Realty Trust, L.P.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101**	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-K for the year ended December 31, 2012, formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011; (ii) Consolidated Income Statements for each of the years in the three-year period ended December 31, 2012; (iii) Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2012; (iv) Consolidated Statements of Equity/Statements of Capital for each of the years in the three-year period ended in December 31, 2012; (v) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2012; and (vi) Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the Securities and Exchange Commission.
**	Pursuant to Rule 406T of Regulation S-T, the interactive data files for Digital Realty Trust, L.P. are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

By:	/s/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer

Date: February 28, 2013

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

Signature	Title	Date

/S/ MICHAEL F. FOUST Michael F. Foust	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013

/S/ A. WILLIAM STEIN A. William Stein	Chief Financial Officer & Chief Investment Officer (Principal Financial Officer)	February 28, 2013

/S/ EDWARD F. SHAM Edward F. Sham	Sr. Vice President and Controller (Principal Accounting Officer)	February 28, 2013

/S/ LAURENCE A. CHAPMAN Laurence A. Chapman	Director	February 28, 2013

/S/ RUANN F. ERNST Ruann F. Ernst, Ph.D.	Director	February 28, 2013

/S/ KATHLEEN EARLEY Kathleen Earley	Director	February 28, 2013

Signature	Title	Date

/S/ DENNIS E. SINGLETON Dennis E. Singleton	Director	February 28, 2013

/S/ ROBERT H. ZERBST Robert H. Zerbst	Director	February 28, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By:	Digital Realty Trust, Inc., Its General Partner

By:	/s/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer

Date: February 28, 2013

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

Signature	Title	Date

/S/ MICHAEL F. FOUST Michael F. Foust	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013

/S/ A. WILLIAM STEIN A. William Stein	Chief Financial Officer & Chief Investment Officer (Principal Financial Officer)	February 28, 2013

/S/ EDWARD F. SHAM Edward F. Sham	Sr. Vice President and Controller (Principal Accounting Officer)	February 28, 2013

/S/ LAURENCE A. CHAPMAN Laurence A. Chapman	Director	February 28, 2013

/S/ RUANN F. ERNST Ruann F. Ernst, Ph.D.	Director	February 28, 2013

Signature	Title	Date

/S/ KATHLEEN EARLEY Kathleen Earley	Director	February 28, 2013

/S/ DENNIS E. SINGLETON Dennis E. Singleton	Director	February 28, 2013

/S/ ROBERT H. ZERBST Robert H. Zerbst	Director	February 28, 2013

Exhibit Index

Exhibit Number	Description

2.1*	Share Sale and Purchase Agreement, dated June 26, 2012, relating to Sentrum Holdings Limited between Glen Moar Properties Limited, Abry Partners VI, LP, Abry Advanced Securities Fund, LP, Abry Advanced Securities Fund II, LP, Abry Investment Partnership, LP, Abry Senior Equity Co-Investment Fund, III LP and Abry Senior Equity III, LP, as Sellers, Digital Stout Holding, LLC, as Purchaser, Sentrum Holdings Limited, Sentrum Construction Management Limited and Digital Realty Trust, L.P., as Guarantor amended (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on December 21, 2012).

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 7, 2012).

3.2	Fourth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 21, 2012).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

3.4	Tenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on April 10, 2012).

4.1	Specimen Certificate for Common Stock for Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 26, 2004).

4.2	Specimen Certificate for Series D Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 11, 2008).

4.3	Specimen Certificate for Digital Realty Trust, Inc.’s 7.000% Series E Cumulative Redeemable Preferred Stock (incorporated by reference to Digital Realty Trust’s Registration Statement on Form 8-A filed on September 12, 2011).

4.4	Specimen Certificate for Digital Realty Trust, Inc.’s 6.625% Series F Cumulative Redeemable Preferred Stock (incorporated by reference to Digital Realty Trust’s Registration Statement on Form 8-A filed on March 30, 2012).

4.5	Registration Rights Agreement, dated as of October 27, 2004, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and the Unit Holders, as defined therein (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

4.6	Indenture, dated as of April 20, 2009, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 5.50% Exchangeable Senior Debentures due 2029 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 22, 2009).

4.7	Registration Rights Agreement, dated April 20, 2009, among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 22, 2009).

Exhibit Number	Description

4.8	Indenture, dated as of January 28, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wilmington Trust FSB, as trustee, including the form of 5.875% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on January 29, 2010).

4.9	Indenture, dated as of July 8, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 4.50% Notes due 2015 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on July 12, 2010).

4.10	Indenture, dated as of March 8, 2011, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on March 8, 2011).

4.11	Supplemental Indenture No. 1, dated as of March 8, 2011, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 5.250% Notes due 2021 and the guarantee (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on March 8, 2011).

4.12	Indenture, dated as of September 24, 2012, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on September 24, 2012).

4.13	Supplemental Indenture No. 1, dated as of September 24, 2012, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 3.625% Notes due 2022 and the guarantee (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on September 24, 2012).

4.14	Indenture, dated as of January 18, 2013, among Digital Stout Holding, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 4.250% Guaranteed Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on January 1, 2013).

10.1†	Form of Indemnification Agreement by and between Digital Realty Trust, Inc. and its directors and officers (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 13, 2004).

10.2	Contribution Agreement, dated as of July 31, 2004, by and among Digital Realty Trust, L.P., San Francisco Wave eXchange, LLC, Santa Clara Wave eXchange, LLC and eXchange colocation, LLC (incorporated by reference to Exhibit 10.12 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on September 17, 2004).

10.3*	Revolving Credit Agreement, dated as of August 18, 2011, among Digital Singapore Jurong East Pte. Ltd., as Initial Singapore Borrower, Digital Realty Datafirm, LLC, as Initial Australia Borrower 1, Digital Realty Datafirm 2, LLC, as Initial Australia Borrower 2, Digital Realty Trust, L.P., as a Guarantor, Digital Realty Trust, Inc., as a Guarantor, the Subsidiary Guarantors named therein, as Subsidiary Guarantors, the Initial Lenders and each Swing Line Bank named therein, as Initial Lenders and each Swing Line Bank, Citicorp International Ltd., as Administrative Agent, and

Exhibit Number	Description

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

10.4*	Global Senior Credit Agreement, dated as of November 3, 2011, among Digital Realty Trust, L.P., as borrower, Digital Realty Trust, Inc., as parent guarantor, the subsidiary borrowers and guarantors named therein, Citibank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.5 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 27, 2012).

10.5†	Form of Profits Interest Units Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.6†	Form of Digital Realty Trust, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.45 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.7†	Form of 2008 Class C Profits Interest Units Agreement (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.8†	First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Appendix A to Digital Realty Trust, Inc.’s definitive proxy statement on Schedule 14A filed on March 30, 2007).

10.9†	Form of 2008 Performance-Based Profits Interest Units Agreement (incorporated by reference to Exhibit 10.3 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.10†	First Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.11	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., the subsidiary guarantors named therein, Prudential Investment Management, Inc. and the Prudential Affiliates named therein (incorporated by reference to Exhibit 10.12 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 27, 2012).

10.12†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.13†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.3 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.14†	Form of Amendment to Employment Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.15†	Amended and Restated Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Scott E. Peterson (incorporated by reference to Exhibit 10.45 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

Exhibit Number	Description

10.16†	First Amendment to Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust (incorporated by reference to Exhibit 10.46 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.17†	Second Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 6, 2009).

10.18†	Third Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2009).

10.19†	Second Amendment to Employment Agreement, dated as of June 9, 2010, among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.21 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

10.20†	Third Amendment to Employment Agreement, dated as of November 12, 2010, among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.29 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 25, 2011).

10.21†	Employment Agreement, dated July 30, 2004, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and David J. Caron (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 9, 2011).

10.22†	First Amendment to Employment Agreement, dated December 4, 2008, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and David J. Caron (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 9, 2011).

10.23†	Employment Agreement, dated June 14, 2010, between Digital Investment Management Pte. Ltd. and Kris Kumar.

10.24†	Second Amendment to Employment Agreement, dated June 7, 2011, among Digital Realty Trust, Inc., DLR, LLC and Richard A. Magnuson (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 5, 2011).

10.25†	First Amendment to Class C Profits Interest Units Agreement dated as of July 25, 2011 by and between Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Richard A. Magnuson (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2011).

10.26†	First Amendment to Incentive Stock Option Agreement dated as of July 25, 2011 by and between Digital Realty Trust, Inc. and Richard A. Magnuson (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2011).

10.27†	Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2011).

Exhibit Number	Description

10.28†	Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 7, 2012).

10.29†	Fourth Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 7, 2012).

10.30*	Term Loan Agreement, dated as of April 16, 2012, among Digital Realty Trust, L.P., Digital Realty Datafirm, LLC, Digital Luxembourg III S.à r.l., Digital Realty (Redhill) S.à r.l., Digital Realty (Blanchardstown) Limited, Digital Realty (Paris 2) SCI, and Digital Singapore Jurong East Pte. Ltd, as borrowers, and Digital Realty Trust, Inc., as guarantor, the banks, financial institutions and other institutional lenders listed therein, as the initial lenders, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book running managers, and Lloyds TSB Bank PLC, Royal Bank of Canada, Sumitomo Mitsui Banking Corporation, Suntrust Bank, U.S. Bank National Association, a national banking association, and Wells Fargo Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 7, 2012).

12.1	Statement of Computation of Ratios.

21.1	List of Subsidiaries of Digital Realty Trust, Inc.

21.2	List of Subsidiaries of Digital Realty Trust, L.P.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101**	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-K for the year ended December 31, 2012, formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011; (ii) Consolidated Income Statements for each of the years in the three-year period ended December 31, 2012; (iii) Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2012; (iv) Consolidated Statements of Equity/Statements of Capital for each of the years in the three-year period ended in December 31, 2012; (v) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2012; and (vi) Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the Securities and Exchange Commission.
**	Pursuant to Rule 406T of Regulation S-T, the interactive data files for Digital Realty Trust, L.P. are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.