Form 10-Q
period 2013-06-30
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2013-08-08
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Digital Realty Trust, Inc.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Digital Realty Trust, L.P.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Digital Realty Trust, Inc.:

Class	Outstanding at July 31, 2013
Common Stock, $.01 par value per share	128,428,466

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2013 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of June 30, 2013, Digital Realty Trust, Inc. owned an approximate 97.7% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 2.3% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of Digital Realty Trust, Inc. As of June 30, 2013, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$690,356	$661,058
Acquired ground leases	13,216	13,658
Buildings and improvements	8,125,636	7,662,973
Tenant improvements	432,631	404,830

Total investments in properties	9,261,839	8,742,519
Accumulated depreciation and amortization	(1,377,375)	(1,206,017)

Net investments in properties	7,884,464	7,536,502
Investment in unconsolidated joint ventures	74,047	66,634

Net investments in real estate	7,958,511	7,603,136
Cash and cash equivalents	24,260	56,281
Accounts and other receivables, net of allowance for doubtful accounts of $3,603 and $3,609 as of June 30, 2013 and December 31, 2012, respectively	159,847	168,286
Deferred rent	360,588	321,715
Acquired above market leases, net	56,310	65,055
Acquired in place lease value and deferred leasing costs, net	492,884	495,205
Deferred financing costs, net	31,881	30,621
Restricted cash	38,977	44,050
Other assets	61,601	34,865

Total assets	$9,184,859	$8,819,214

LIABILITIES AND EQUITY
Global revolving credit facility	$610,328	$723,729
Unsecured term loan	741,178	757,839
Unsecured senior notes, net of discount	2,342,990	1,738,221
Exchangeable senior debentures	266,400	266,400
Mortgage loans, net of premiums	737,352	792,376
Accounts payable and other accrued liabilities	617,766	646,427
Accrued dividends and distributions	—	93,434
Acquired below market leases, net	137,297	148,233
Security deposits and prepaid rents	148,278	154,171

Total liabilities	5,601,589	5,320,830

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 70,000,000 shares authorized:
Series D Cumulative Convertible Preferred Stock, 5.500%, $0 and $123,413 liquidation preference, respectively ($25.00 per share), 0 and 4,936,505 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	—	119,348
Series E Cumulative Redeemable Preferred Stock, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per share), 11,500,000 and 11,500,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	277,172	277,172
Series F Cumulative Redeemable Preferred Stock, 6.625%, $182,500 and $182,500 liquidation preference, respectively ($25.00 per share), 7,300,000 and 7,300,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	176,191	176,191
Series G Cumulative Redeemable Preferred Stock, 5.875%, $250,000 and $0 liquidation preference, respectively ($25.00 per share), 10,000,000 and 0 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	241,565	—
Common Stock: $0.01 par value, 215,000,000 shares authorized, 128,421,888 and 125,140,783 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	1,279	1,247
Additional paid-in capital	3,681,618	3,562,642
Accumulated dividends in excess of earnings	(766,704)	(656,104)
Accumulated other comprehensive loss, net	(64,010)	(12,191)

Total stockholders’ equity	3,547,111	3,468,305

Noncontrolling Interests:
Noncontrolling interests in operating partnership	28,935	24,135
Noncontrolling interests in consolidated joint ventures	7,224	5,944

Total noncontrolling interests	36,159	30,079

Total equity	3,583,270	3,498,384

Total liabilities and equity	$9,184,859	$8,819,214

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating Revenues:
Rental	$285,953	$234,923	$567,352	$457,757
Tenant reimbursements	76,681	60,422	152,598	118,284
Construction management	728	1,954	1,534	4,406
Other	140	6,405	388	6,405

Total operating revenues	363,502	303,704	721,872	586,852

Operating Expenses:
Rental property operating	106,336	87,576	213,116	167,421
Property taxes	19,374	15,769	40,416	31,811
Insurance	2,238	2,260	4,443	4,490
Construction management	294	596	678	789
Depreciation and amortization	115,867	89,000	227,490	172,995
General and administrative	17,891	15,109	33,842	29,359
Transactions	1,491	4,608	3,254	5,285
Other	17	337	53	337

Total operating expenses	263,508	215,255	523,292	412,487

Operating income	99,994	88,449	198,580	174,365
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	2,330	3,493	4,665	4,882
Gain on insurance settlement	5,597	—	5,597	—
Interest and other income	(6)	1,216	35	1,925
Interest expense	(47,583)	(37,681)	(95,661)	(75,711)
Tax expense	(210)	(1,206)	(1,413)	(1,927)
Loss from early extinguishment of debt	(501)	(303)	(501)	(303)

Net income	59,621	53,968	111,302	103,231
Net income attributable to noncontrolling interests	(1,145)	(1,634)	(2,115)	(2,855)

Net income attributable to Digital Realty Trust, Inc.	58,476	52,334	109,187	100,376
Preferred stock dividends	(11,399)	(10,313)	(19,453)	(19,144)

Net income available to common stockholders	$47,077	$42,021	$89,734	$81,232

Net income per share available to common stockholders:
Basic	$0.37	$0.38	$0.70	$0.75
Diluted	$0.37	$0.38	$0.70	$0.75

Weighted average common shares outstanding:
Basic	128,419,745	109,761,017	127,437,970	108,430,437
Diluted	128,623,076	110,166,082	127,627,496	108,809,574

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$59,621	$53,968	$111,302	$103,231
Other comprehensive income (loss):
Foreign currency translation adjustments	308	(18,002)	(62,755)	1,301
Increase (decrease) in fair value of interest rate swaps	6,623	(1,943)	6,499	(2,888)
Reclassification to interest expense from interest rate swaps	1,700	686	3,441	1,790

Comprehensive income	68,252	34,709	58,487	103,434

Comprehensive income attributable to noncontrolling interests	(1,313)	(901)	(1,119)	(2,879)

Comprehensive income attributable to Digital Realty Trust, Inc.	$66,939	$33,808	$57,368	$100,555

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2012	$572,711	125,140,783	$1,247	$3,562,642	$(656,104)	$(12,191)	$3,468,305	$24,135	$5,944	$30,079	$3,498,384
Conversion of common units to common stock	—	27,289	1	283	—	—	284	(284)	—	(284)	—
Issuance of unvested restricted stock, net of forfeitures	—	112,949	—	—	—	—	—	—	—	—	—
Common stock offering costs	—	—	—	(290)	—	—	(290)	—	—	—	(290)
Exercise of stock options	—	1,252	—	50	—	—	50	—	—	—	50
Issuance of series G preferred stock, net of offering costs	241,565	—	—	—	—	—	241,565	—	—	—	241,565
Conversion of Series D preferred stock	(119,348)	3,139,615	31	119,317	—	—	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	8,615	—	—	8,615	—	—	—	8,615
Reclassification of vested share based awards	—	—	—	(8,999)	—	—	(8,999)	8,999	—	8,999	—
Dividends declared on preferred stock	—	—	—	—	(19,453)	—	(19,453)	—	—	—	(19,453)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(200,334)	—	(200,334)	(4,679)	—	(4,679)	(205,013)
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	—	925	925	925
Net income	—	—	—	—	109,187	—	109,187	1,760	355	2,115	111,302
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	(61,566)	(61,566)	(1,189)	—	(1,189)	(62,755)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	6,372	6,372	127	—	127	6,499
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	3,375	3,375	66	—	66	3,441

Balance as of June 30, 2013	$694,928	128,421,888	$1,279	$3,681,618	$(766,704)	$(64,010)	$3,547,111	$28,935	$7,224	$36,159	$3,583,270

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:

Net income	$111,302	$103,231
Adjustments to reconcile net income to net cash provided by operating activities:

Gain on insurance settlement	(5,597)	—
Equity in earnings of unconsolidated joint ventures	(4,665)	(4,882)
Change in fair value of accrued contingent consideration	930	—
Distributions from unconsolidated joint ventures	2,875	16,498
Write-off of net assets due to early lease terminations	(53)	337
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	189,997	142,870
Amortization of share-based unearned compensation	6,468	7,181
Allowance for (recovery of ) doubtful accounts	(6)	188
Amortization of deferred financing costs	4,902	4,013
Write-off of deferred financing costs, included in loss on early extinguishment of debt	501	254
Amortization of debt discount/premium	340	480
Amortization of acquired in place lease value and deferred leasing costs	37,494	30,124
Amortization of acquired above market leases and acquired below market leases	(6,085)	(5,110)
Changes in assets and liabilities:
Restricted cash	5,138	13,225
Accounts and other receivables	4,183	(3,413)
Deferred rent	(41,141)	(35,551)
Deferred leasing costs	(9,014)	(8,520)
Other assets	(10,065)	(8,757)
Accounts payable and other accrued liabilities	(10,614)	(12,384)
Security deposits and prepaid rents	(1,383)	(8,584)

Net cash provided by operating activities	275,507	231,200

Cash flows from investing activities:

Acquisitions of real estate	(117,289)	(222,105)
Investment in unconsolidated joint ventures	(5,654)	(30,592)
Investment in equity securities	(17,100)	—
Deposits paid for acquisitions of real estate	(2,250)	(500)
Receipt of value added tax refund	4,740	6,793
Refundable value added tax paid	(5,002)	(9,269)
Change in restricted cash	(862)	3,857
Improvements to and advances for investments in real estate	(577,075)	(394,245)
Improvement advances to tenants	(1,758)	(1,798)
Proceeds from insurance settlement	8,625	—
Collection of advances from tenants for improvements	1,377	1,427

Net cash used in investing activities	(712,248)	(646,432)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from financing activities:

Borrowings on revolving credit facility	$845,592	$869,848
Repayments on revolving credit facility	(932,225)	(824,802)
Borrowings on unsecured term loan	—	526,628
Borrowings on 4.250% unsecured senior notes due 2025	630,026	—
Repayments on other secured loans	—	(10,500)
Principal payments on mortgage loans	(46,700)	(106,124)
Earnout payment related to Sentrum acquisition	(10,009)	—
Change in restricted cash	406	2,507
Payment of loan fees and costs	(6,720)	(5,452)
Capital contributions received from noncontrolling interests in joint ventures	925	2,253
Gross proceeds from the issuance of common stock	—	63,346
Gross proceeds from the issuance of preferred stock	250,000	182,500
Common stock offering costs paid	(290)	(583)
Preferred stock offering costs paid	(8,435)	(6,367)
Proceeds from exercise of stock options	50	2,005
Payment of dividends to preferred stockholders	(19,453)	(19,144)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(298,447)	(241,354)
Purchase of noncontrolling interests in consolidated joint ventures	—	(12,384)

Net cash provided by financing activities	404,720	422,378

Net (decrease) increase in cash and cash equivalents	(32,021)	7,146
Cash and cash equivalents at beginning of period	56,281	40,631

Cash and cash equivalents at end of period	$24,260	$47,777

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$91,726	$81,322
Cash paid for income taxes	1,649	1,517

Supplementary disclosure of noncash investing and financing activities:

Change in net assets related to foreign currency translation adjustments	$(62,755)	$1,301
Increase in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	6,499	(2,888)
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	284	3,221
Preferred stock converted to shares of common stock	119,348	124,139
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	237,933	215,456
Additional accrual of contingent purchase price for investments in real estate	5,840	—
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	$105,521	$226,855
Acquired above market leases	203	—
Acquired below market leases	(4,136)	(36,708)
Acquired in place lease value and deferred leasing costs	15,701	38,848
Mortgage loan assumed, net of premium	—	(6,890)

Cash paid for acquisition of real estate	$117,289	$222,105

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$690,356	$661,058
Acquired ground leases	13,216	13,658
Buildings and improvements	8,125,636	7,662,973
Tenant improvements	432,631	404,830

Total investments in properties	9,261,839	8,742,519
Accumulated depreciation and amortization	(1,377,375)	(1,206,017)

Net investments in properties	7,884,464	7,536,502
Investment in unconsolidated joint ventures	74,047	66,634

Net investments in real estate	7,958,511	7,603,136
Cash and cash equivalents	24,260	56,281
Accounts and other receivables, net of allowance for doubtful accounts of $3,603 and $3,609 as of June 30, 2013 and December 31, 2012, respectively	159,847	168,286
Deferred rent	360,588	321,715
Acquired above market leases, net	56,310	65,055
Acquired in place lease value and deferred leasing costs, net	492,884	495,205
Deferred financing costs, net	31,881	30,621
Restricted cash	38,977	44,050
Other assets	61,601	34,865

Total assets	$9,184,859	$8,819,214

LIABILITIES AND CAPITAL
Global revolving credit facility	$610,328	$723,729
Unsecured term loan	741,178	757,839
Unsecured senior notes, net of discount	2,342,990	1,738,221
Exchangeable senior debentures	266,400	266,400
Mortgage loans, net of premiums	737,352	792,376
Accounts payable and other accrued liabilities	617,766	646,427
Accrued dividends and distributions	—	93,434
Acquired below market leases, net	137,297	148,233
Security deposits and prepaid rents	148,278	154,171

Total liabilities	5,601,589	5,320,830
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Series D Cumulative Convertible Preferred Units, 5.500%, $0 and $123,413 liquidation preference, respectively ($25.00 per unit), 0 and 4,936,505 units issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	—	119,348
Series E Cumulative Redeemable Preferred Units, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per unit), 11,500,000 and 11,500,000 units issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	277,172	277,172
Series F Cumulative Redeemable Preferred Units, 6.625%, $182,500 and $182,500 liquidation preference, respectively ($25.00 per unit), 7,300,000 and 7,300,000 units issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	176,191	176,191
Series G Cumulative Redeemable Preferred Units, 5.875%, $250,000 and $0 liquidation preference, respectively ($25.00 per unit), 10,000,000 and 0 units issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	241,565	—
Common units:
128,421,888 and 125,140,783 units issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	2,916,193	2,907,785
Limited partners, 1,505,814 and 1,515,814 common units, 1,093,687 and 937,208 profits interest units and 397,369 and 398,378 class C units outstanding as of June 30, 2013 and December 31, 2012, respectively	32,650	26,854

Accumulated other comprehensive loss	(67,725)	(14,910)

Total partners’ capital	3,576,046	3,492,440
Noncontrolling interests in consolidated joint ventures	7,224	5,944

Total capital	3,583,270	3,498,384

Total liabilities and capital	$9,184,859	$8,819,214

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating Revenues:
Rental	$285,953	$234,923	$567,352	$457,757
Tenant reimbursements	76,681	60,422	152,598	118,284
Construction management	728	1,954	1,534	4,406
Other	140	6,405	388	6,405

Total operating revenues	363,502	303,704	721,872	586,852

Operating Expenses:
Rental property operating	106,336	87,576	213,116	167,421
Property taxes	19,374	15,769	40,416	31,811
Insurance	2,238	2,260	4,443	4,490
Construction management	294	596	678	789
Depreciation and amortization	115,867	89,000	227,490	172,995
General and administrative	17,891	15,109	33,842	29,359
Transactions	1,491	4,608	3,254	5,285
Other	17	337	53	337

Total operating expenses	263,508	215,255	523,292	412,487

Operating income	99,994	88,449	198,580	174,365

Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	2,330	3,493	4,665	4,882
Gain on insurance settlement	5,597	—	5,597	—
Interest and other income	(6)	1,216	35	1,925
Interest expense	(47,583)	(37,681)	(95,661)	(75,711)
Tax expense	(210)	(1,206)	(1,413)	(1,927)
Loss from early extinguishment of debt	(501)	(303)	(501)	(303)

Net income	59,621	53,968	111,302	103,231
Net (income) loss attributable to noncontrolling interests in consolidated joint ventures	(209)	27	(355)	392

Net income attributable to Digital Realty Trust, L.P.	59,412	53,995	110,947	103,623
Preferred units distributions	(11,399)	(10,313)	(19,453)	(19,144)

Net income available to common unitholders	$48,013	$43,682	$91,494	$84,479

Net income per unit available to common unitholders:
Basic	$0.37	$0.38	$0.70	$0.75
Diluted	$0.37	$0.38	$0.70	$0.75

Weighted average common units outstanding:
Basic	130,973,952	114,100,498	129,936,759	112,766,660
Diluted	131,177,283	114,505,563	130,126,285	113,145,797

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$59,621	$53,968	$111,302	$103,231
Other comprehensive income (loss):
Foreign currency translation adjustments	308	(18,002)	(62,755)	1,301
Increase (decrease) in fair value of interest rate swaps	6,623	(1,943)	6,499	(2,888)
Reclassification to interest expense from interest rate swaps	1,700	686	3,441	1,790

Comprehensive income	$68,252	$34,709	$58,487	$103,434

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2012	23,736,505	$572,711	125,140,783	$2,907,785	2,851,400	$26,854	$(14,910)	$5,944	$3,498,384
Conversion of limited partner common units to general partner common units	—	—	27,289	284	(27,289)	(284)	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	112,949	—	—	—	—	—	—
Net proceeds from issuance of common units	—	—	—	(290)	—	—	—	—	(290)
Issuance of common units in connection with the exercise of stock options	—	—	1,252	50	—	—	—	—	50
Issuance of common units, net of forfeitures	—	—	—	—	172,759	—	—	—	—
Net proceeds from issuance of series G preferred units	10,000,000	241,565	—	—	—	—	—	—	241,565
Conversion of series D preferred units	(4,936,505)	(119,348)	3,139,615	119,348	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	8,615	—	—	—	—	8,615
Reclassification of vested share based awards	—	—	—	(8,999)	—	8,999	—	—	—
Distributions	—	(19,453)	—	(200,334)	—	(4,679)	—	—	(224,466)
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	925	925
Net income	—	19,453	—	89,734	—	1,760	—	355	111,302
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(62,755)	—	(62,755)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	6,499	—	6,499
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	3,441	—	3,441

Balance as of June 30, 2013	28,800,000	$694,928	128,421,888	$2,916,193	2,996,870	$32,650	$(67,725)	$7,224	$3,583,270

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:

Net income	$111,302	$103,231
Adjustments to reconcile net income to net cash provided by operating activities:

Gain on insurance settlement	(5,597)	—
Equity in earnings of unconsolidated joint ventures	(4,665)	(4,882)
Change in fair value of accrued contingent consideration	930	—
Distributions from unconsolidated joint ventures	2,875	16,498
Write-off of net assets due to early lease terminations	(53)	337
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	189,997	142,870
Amortization of share-based unearned compensation	6,468	7,181
Allowance for (recovery of ) doubtful accounts	(6)	188
Amortization of deferred financing costs	4,902	4,013
Write-off of deferred financing costs, included in loss on early extinguishment of debt	501	254
Amortization of debt discount/premium	340	480
Amortization of acquired in place lease value and deferred leasing costs	37,494	30,124
Amortization of acquired above market leases and acquired below market leases	(6,085)	(5,110)
Changes in assets and liabilities:
Restricted cash	5,138	13,225
Accounts and other receivables	4,183	(3,413)
Deferred rent	(41,141)	(35,551)
Deferred leasing costs	(9,014)	(8,520)
Other assets	(10,065)	(8,757)
Accounts payable and other accrued liabilities	(10,614)	(12,384)
Security deposits and prepaid rents	(1,383)	(8,584)

Net cash provided by operating activities	275,507	231,200

Cash flows from investing activities:

Acquisitions of real estate	(117,289)	(222,105)
Investment in unconsolidated joint ventures	(5,654)	(30,592)
Investment in equity securities	(17,100)	—
Deposits paid for acquisitions of real estate	(2,250)	(500)
Receipt of value added tax refund	4,740	6,793
Refundable value added tax paid	(5,002)	(9,269)
Change in restricted cash	(862)	3,857
Improvements to and advances for investments in real estate	(577,075)	(394,245)
Improvement advances to tenants	(1,758)	(1,798)
Proceeds from insurance settlement	8,625	—
Collection of advances from tenants for improvements	1,377	1,427

Net cash used in investing activities	(712,248)	(646,432)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from financing activities:

Borrowings on revolving credit facility	$845,592	$869,848
Repayments on revolving credit facility	(932,225)	(824,802)
Borrowings on unsecured term loan	—	526,628
Borrowings on 4.250% unsecured senior notes due 2025	630,026	—
Repayments on other secured loans	—	(10,500)
Principal payments on mortgage loans	(46,700)	(106,124)
Earnout payment related to Sentrum acquisition	(10,009)	—
Change in restricted cash	406	2,507
Payment of loan fees and costs	(6,720)	(5,452)
Capital contributions received from noncontrolling interests in joint ventures	925	2,253
General partner contributions	241,325	240,901
Payment of distributions to preferred unitholders	(19,453)	(19,144)
Payment of distributions to common unitholders	(298,447)	(241,354)
Purchase of noncontrolling interests in consolidated joint ventures	—	(12,384)

Net cash provided by financing activities	404,720	422,378

Net (decrease) increase in cash and cash equivalents	(32,021)	7,146
Cash and cash equivalents at beginning of period	56,281	40,631

Cash and cash equivalents at end of period	$24,260	$47,777

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$91,726	$81,322
Cash paid for income taxes	1,649	1,517

Supplementary disclosure of noncash investing and financing activities:

Change in net assets related to foreign currency translation adjustments	$(62,755)	$1,301
Increase in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	6,499	(2,888)
Preferred units converted to common units	119,348	124,139
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	237,933	215,456
Additional accrual of contingent purchase price for investments in real estate	5,840	—
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	105,521	226,855
Acquired above market leases	203	—
Acquired below market leases	(4,136)	(36,708)
Acquired in place lease value and deferred leasing costs	15,701	38,848
Mortgage loan assumed, net of premium	—	(6,890)

Cash paid for acquisition of real estate	$117,289	$222,105

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

(unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us, the General Partner or the Company) is engaged in the business of owning, acquiring, developing and managing technology-related real estate. The Company is focused on providing customer driven datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from information technology and Internet enterprises, to manufacturing and financial services. As of June 30, 2013, our portfolio consisted of 127 properties, including three properties held as investments in unconsolidated joint ventures and developable land, of which 100 are located throughout North America, 22 are located in Europe, three are located in Australia and two are located in Asia. We are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S., Amsterdam, Dublin, London and Paris markets in Europe and Singapore, Sydney and Melbourne markets in the Asia Pacific region. The portfolio consists of Internet gateway and corporate datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of June 30, 2013, Digital Realty Trust, Inc. owns a 97.7% common interest and a 100% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.

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

There are a few differences between the Company and the Operating Partnership, which are reflected in these condensed consolidated financial statements. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how we operate as an interrelated consolidated company. Digital Realty Trust, Inc.’s only material asset is its ownership of partnership interests of the Operating Partnership. As a result, Digital Realty Trust, Inc. does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013 and 2012

(unaudited)

unsecured debt of the Operating Partnership and certain of its subsidiaries. Digital Realty Trust, Inc. itself does not hold any indebtedness but guarantees the unsecured debt of the Operating Partnership and certain of its subsidiaries, as disclosed in these notes. The Operating Partnership holds substantially all the assets of the Company and holds the ownership interests in the Company’s joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Digital Realty Trust, Inc., which are generally contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units.

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

(b) Cash Equivalents

For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of June 30, 2013, cash equivalents consist of investments in money market instruments.

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

June 30, 2013 and 2012

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

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of June 30, 2013 and December 31, 2012, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated income statements. For the three and six months ended June 30, 2013 and 2012, we had no such interest or penalties. The tax years 2009 through 2012 remain open to examination by the major taxing jurisdictions with which the Parent Company and its subsidiaries file tax returns.

See Note 9 for further discussion on income taxes.

(e) Presentation of Transactional-Based Taxes

We account for transactional-based taxes, such as value added tax, or VAT, for our international properties on a net basis.

(f) Asset Retirement Obligations

We record accruals for estimated retirement obligations as required by current accounting guidance. The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. As of June 30, 2013 and December 31, 2012, the amount included in accounts payable and other accrued liabilities on our condensed consolidated balance sheets was approximately $1.7 million.

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

June 30, 2013 and 2012

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

Capitalization of costs begins when the activities necessary to get the development project ready for its intended use begins, which include costs incurred before the beginning of construction. Capitalization of costs ceases when the development project is substantially complete and ready for its intended use. Determining when a development project commences, and when it is substantially complete and ready for its intended use involves a degree of judgment. We generally consider a development project to be substantially complete and ready for its intended use upon receipt of a certificate of occupancy. We cease cost capitalization if activities necessary for the development of the property have been suspended. Capitalized costs are allocated to the specific components of a project that are benefited.

During the three months ended June 30, 2013 and 2012, we capitalized interest of approximately $6.6 million and $4.6 million, respectively, and $12.0 million and $9.1 million during the six months ended June 30, 2013 and 2012, respectively. During the three months ended June 30, 2013 and 2012, we capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $9.6 million and $7.4 million, respectively, and $19.7 million and

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013 and 2012

(unaudited)

$15.3 million during the six months ended June 30, 2013 and 2012, respectively. Cash flows from capitalized leasing costs of $21.0 million and $14.7 million are included in improvements to and advances for investments in real estate in cash flows from investing activities in the consolidated statements of cash flows for the six months ended June 30, 2013 and 2012, respectively.

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

Operating revenues from properties in the United States were $276.9 million and $263.2 million and outside the United States were $86.6 million and $40.5 million for the three months ended June 30, 2013 and 2012, respectively. Operating revenues from properties in the United States were $550.9 million and $508.2 million and outside the United States were $171.0 million and $78.7 million for the six months ended June 30, 2013 and 2012, respectively. We had long-lived assets located in the United States of $5.5 billion and $5.0 billion and outside the United States of $2.4 billion and $2.5 billion as of June 30, 2013 and December 31, 2012, respectively.

Operating revenues from properties located in England were $48.6 million and $12.6 million, or 13.4% and 4.1% of total operating revenues, for the three months ended June 30, 2013 and 2012, respectively. Operating revenues from properties located in England were $95.9 million and $24.8 million, or 13.3% and 4.2% of total operating revenues, for the six months ended June 30, 2013 and 2012, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these periods. We had long-lived assets located in England of $1.6 billion and $1.7 billion, or 20.0% and 22.3% of total long-lived assets, as of June 30, 2013 and December 31, 2012, respectively. No other foreign country comprised more than 10% of total long-lived assets as of June 30, 2013 and December 31, 2012.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013 and 2012

(unaudited)

3. Investments in Real Estate

We acquired the following real estate properties during the six months ended June 30, 2013:

Location	Metropolitan Area	Date Acquired	Amount (in millions) (1)
17201 Waterview Parkway	Dallas, Texas	January 31, 2013	$8.5
1900 S. Price Road	Phoenix, Arizona	January 31, 2013	24.0
371 Gough Road	Toronto, Canada	March 12, 2013	8.4
1500 Towerview Road	Minneapolis, Minnesota	March 27, 2013	37.0
CarTech (2)	London, England	April 2, 2013	3.6
MetCenter Business Park (3)	Austin, Texas	May 20, 2013	31.9
Liverpoolweg 10 (4)	Amsterdam, Netherlands	June 27, 2013	3.9

			$117.3

(1)	Purchase prices are all in U.S. dollars. Purchase prices for acquisitions outside the United States are based on the exchange rate at the date of acquisition.
(2)	Represents vacant land which is not included in our operating property count.
(3)	MetCenter Business Park consists of three buildings at 8201 E. Riverside Drive and three buildings at 7401 E. Ben White Boulevard in the Austin metropolitan area. MetCenter Business Park is considered one property for our property count.
(4)	Acquisition of a partially-built data center in Groningen, Netherlands for a purchase price of $3.9 million. An additional $3.9 million will be paid upon completion of construction by the tenant, which is expected by October 2013.

The table below reflects the purchase price allocation for the properties acquired during the six months ended June 30, 2013 (in thousands):

Location	Investments in Real Estate	Above-Market Lease	In-Place Lease	Below-Market Lease	Acquisition Date Fair-Value
17201 Waterview Parkway	$8,479	$—	$2,108	$(2,087)	$8,500
1900 S. Price Road	22,354	—	1,646	—	24,000
371 Gough Road	8,072	12	351	—	8,435
1500 Towerview Road	30,244	—	6,756	—	37,000
CarTech	3,599	—	—	—	3,599
MetCenter Business Park	28,918	191	4,840	(2,049)	31,900
Liverpoolweg 10	3,855	—	—	—	3,855

Total	$105,521	$203	$15,701	$(4,136)	$117,289

Weighted average remaining intangible amortization life (in months)		38	101	99

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013 and 2012

(unaudited)

4. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (acquired in place lease value and acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of June 30, 2013 and December 31, 2012.

	Balance as of
(Amounts in thousands)	June 30, 2013	December 31, 2012
Acquired in place lease value:
Gross amount	$727,521	$720,373
Accumulated amortization	(396,284)	(367,088)

Net	$331,237	$353,285

Acquired above market leases:
Gross amount	$131,596	$134,480
Accumulated amortization	(75,286)	(69,425)

Net	$56,310	$65,055

Acquired below market leases:
Gross amount	$286,318	$285,509
Accumulated amortization	(149,021)	(137,276)

Net	$137,297	$148,233

Amortization of acquired below-market lease value, net of acquired above-market lease value, resulted in an increase to rental revenues of $3.0 million and $2.9 million for the three months ended June 30, 2013 and 2012, respectively, and $6.1 million and $5.1 million for the six months ended June 30, 2013 and 2012, respectively. The expected average remaining lives for acquired below market leases and acquired above market leases is 6.7 years and 4.9 years, respectively, as of June 30, 2013. Estimated annual amortization of acquired below-market lease value, net of acquired above-market lease value, for each of the five succeeding years, commencing January 1, 2014 is as follows:

(Amounts in thousands)
2014	$10,132
2015	9,152
2016	7,941
2017	6,496
2018	3,248

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013 and 2012

(unaudited)

Amortization of acquired in place lease value (a component of depreciation and amortization expense) was $15.4 million and $12.4 million for the three months ended June 30, 2013 and 2012, respectively, and $30.3 million and $24.3 million for the six months ended June 30, 2013 and 2012, respectively. The expected average amortization period for acquired in place lease value is 6.9 years as of June 30, 2013. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 5.5 years as of June 30, 2013. Estimated annual amortization of acquired in place lease value for each of the five succeeding years, commencing January 1, 2014 is as follows:

(Amounts in thousands)
2014	$55,179
2015	45,905
2016	42,880
2017	29,923
2018	27,065

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013 and 2012

(unaudited)

5. Debt of the Company

In this Note 5, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.

The Company itself does not have any indebtedness. All debt is held directly or indirectly by the Operating Partnership.

Guarantee of Debt

The Company guarantees the Operating Partnership’s obligations with respect to its 5.50% exchangeable senior debentures due 2029 (2029 Debentures), 4.50% notes due 2015 (2015 Notes), 5.875% notes due 2020 (2020 Notes), 5.250% notes due 2021 (2021 Notes), 3.625% notes due 2022 (2022 Notes) and its unsecured senior notes sold to Prudential Investment Management, Inc. and certain of its affiliates pursuant to the Amended and Restated Note Purchase and Private Shelf Agreement, which we refer to as the Prudential shelf facility. The Company and the Operating Partnership guarantee the obligations of Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 4.250% notes due 2025 (2025 Notes). The Company is also the guarantor of the Operating Partnership’s and its subsidiary borrowers’ obligations under the global revolving credit facility and unsecured term loan.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013 and 2012

(unaudited)

6. Debt of the Operating Partnership

A summary of outstanding indebtedness of the Operating Partnership as of June 30, 2013 and December 31, 2012 is as follows (in thousands):

Indebtedness	Interest Rate at June 30, 2013	Maturity Date	Principal Outstanding June 30, 2013		Principal Outstanding December 31, 2012
Global revolving credit facility	Various (1)	Nov. 3, 2015	$610,328	(2)	$723,729	(2)

Unsecured term loan	Various (3)(9)	Apr. 16, 2017	$741,178	(4)	$757,839	(4)

Unsecured senior notes:
Prudential Shelf Facility:
Series B	9.320%	Nov. 5, 2013	33,000		33,000
Series C	9.680%	Jan. 6, 2016	25,000		25,000
Series D	4.570%	Jan. 20, 2015	50,000		50,000
Series E	5.730%	Jan. 20, 2017	50,000		50,000
Series F	4.500%	Feb. 3, 2015	17,000		17,000

Total Prudential Shelf Facility			175,000		175,000
Senior Notes:
4.50% notes due 2015	4.500%	Jul. 15, 2015	375,000		375,000
5.875% notes due 2020	5.875%	Feb. 1, 2020	500,000		500,000
5.250% notes due 2021	5.250%	Mar. 15, 2021	400,000		400,000
3.625% notes due 2022	3.625%	Oct. 1, 2022	300,000		300,000
4.250% notes due 2025	4.250%	Jan. 17, 2025	608,520	(10)	—
Unamortized discounts			(15,530)		(11,779)

Total senior notes, net of discount			2,167,990		1,563,221

Total unsecured senior notes, net of discount			2,342,990		1,738,221

Exchangeable senior debentures:
5.50% exchangeable senior debentures due 2029	5.500%	Apr. 15, 2029 (5)	266,400		266,400

Total exchangeable senior debentures			266,400		266,400

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013 and 2012

(unaudited)

Indebtedness	Interest Rate at June 30, 2013	Maturity Date	Principal Outstanding June 30, 2013		Principal Outstanding December 31, 2012

Mortgage loans:
Secured Term Debt (6)(7)	5.65%	Nov. 11, 2014	134,490		135,991
200 Paul Avenue 1-4 (7)	5.74%	Oct. 8, 2015	71,688		72,646
Mundells Roundabout	3-month GBP LIBOR + 1.20% (9)	Nov. 30, 2013	65,150	(10)	69,612	(10)
2045 & 2055 LaFayette Street (7)	5.93%	Feb. 6, 2017	64,124		64,621
34551 Ardenwood Boulevard 1-4 (7)	5.95%	Nov. 11, 2016	52,535		52,916
1100 Space Park Drive (7)	5.89%	Dec. 11, 2016	52,504		52,889
600 West Seventh Street	5.80%	Mar. 15, 2016	50,373		51,174
150 South First Street (7)	6.30%	Feb. 6, 2017	50,465		50,830
360 Spear Street (7)	6.32%	Nov. 8, 2013	46,103		46,613
Clonshaugh Industrial Estate II (8)	3-month EURIBOR + 4.50%	Sep. 4, 2014	—	(13)	39,579	(11)
2334 Lundy Place (7)	5.96%	Nov. 11, 2016	38,209		38,486
1500 Space Park Drive (7)(14)	6.15%	Oct. 5, 2013	34,528		35,682
Cressex 1 (12)	5.68%	Oct. 16, 2014	26,496	(10)	28,560	(10)
Paul van Vlissingenstraat 16 (14)	3-month EURIBOR + 1.60% (9)	Jul. 18, 2013	13,041	(11)	13,336	(11)
Chemin de l’Epinglier 2 (14)	3-month EURIBOR + 1.50% (9)	Jul. 18, 2013	9,436	(11)	9,649	(11)
Gyroscoopweg 2E-2F	3-month EURIBOR + 1.50% (9)	Oct. 18, 2013	8,305	(11)	8,492	(11)
Manchester Technopark (12)	5.68%	Oct. 16, 2014	8,060	(10)	8,688	(10)
8025 North Interstate 35	4.09%	Mar. 6, 2016	6,439		6,561
731 East Trade Street	8.22%	Jul. 1, 2020	4,351		4,509
Unamortized net premiums			1,055		1,542

Total mortgage loans, net of premiums			737,352		792,376

Total indebtedness			$4,698,248		$4,278,565

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013 and 2012

(unaudited)

(1)	The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin of 125 basis points, which is based on the credit rating of our long-term debt. An annual facility fee of 25 basis points, which is based on the credit rating of our long-term debt, is due and payable quarterly on the total commitment amount of the facility.
(2)	Balances as of June 30, 2013 and December 31, 2012 are as follows (balances, in thousands):

Denomination of Draw	Balance as of June 30, 2013		Weighted-average interest rate	Balance as of December 31, 2012		Weighted-average interest rate
U.S. dollar ($)	$320,000		1.45%	$49,000		2.05%
British pound sterling (£)	—		—	433,195	(b)	1.75%
Euro (€)	102,779	(a)	1.41%	87,074	(b)	1.36%
Singapore dollar (SGD)	29,971	(a)	1.56%	26,191	(b)	1.56%
Australian dollar (AUD)	109,724	(a)	4.10%	93,754	(b)	4.42%
Hong Kong dollar (HKD)	39,773	(a)	1.46%	34,515	(b)	1.53%
Canadian dollar (CAD)	8,081	(a)	2.38%	—		—

Total	$610,328		1.94%	$723,729		2.05%

(a)	Based on exchange rates of $1.30 to €1.00, $0.79 to 1.00 SGD, $0.91 to 1.00 AUD, $0.13 to 1.00 HKD and $0.95 to 1.00 CAD as of June 30, 2013.
(b)	Based on exchange rates of $1.63 to £1.00, $1.32 to €1.00, $0.82 to 1.00 SGD, $1.04 to 1.00 AUD and $0.13 to 1.00 HKD as of December 31, 2012.

(3)	Interest rates are based on our senior unsecured debt ratings and are currently 145 basis points over the applicable index for floating rate advances.
(4)	Balances as of June 30, 2013 and December 31, 2012 are as follows (balances, in thousands):

Denomination of Draw	Balance as of June 30, 2013		Weighted-average interest rate	Balance as of December 31, 2012		Weighted-average interest rate
U.S. dollar ($)	$410,905		1.64%	$410,905		1.66%
Singapore dollar (SGD)	149,460	(a)	1.70%	155,098	(b)	1.77%
British pound sterling (£)	85,345	(a)	1.94%	91,191	(b)	1.94%
Euro (€)	64,399	(a)	1.57%	65,305	(b)	1.56%
Australian dollar (AUD)	31,069	(a)	4.27%	35,340	(b)	4.57%

Total	$741,178		1.79%	$757,839		1.84%

(a)	Based on exchange rates of $0.79 to 1.00 SGD, $1.52 to £1.00, $1.30 to €1.00 and $0.91 to 1.00 AUD as of June 30, 2013.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013 and 2012

(unaudited)

(b)	Based on exchange rates of $0.82 to 1.00 SGD, $1.63 to £1.00, $1.32 to €1.00 and $1.04 to 1.00 AUD as of December 31, 2012.

(5)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of April 15, 2014, April 15, 2019 and April 15, 2024. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on April 18, 2014.
(6)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.
(7)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.
(8)	The Operating Partnership or its subsidiary provides a limited recourse guarantee with respect to this loan.
(9)	We have entered into interest rate swap agreements as a cash flow hedge for interest generated by these US LIBOR, EURIBOR and GBP LIBOR based loans as well as the U.S. dollar and Singapore dollar tranches of the unsecured term loan. See note 13, “Derivative Instruments” for further information.
(10)	Based on exchange rate of $1.52 to £1.00 as of June 30, 2013 and $1.63 to £1.00 as of December 31, 2012.
(11)	Based on exchange rate of $1.30 to €1.00 as of June 30, 2013 and $1.32 to €1.00 as of December 31, 2012.
(12)	These loans are also secured by a £7.8 million letter of credit. These loans are cross-collateralized by the two properties.
(13)	This loan was repaid in full in June 2013. Net loss from early extinguishment of debt related to writeoff of unamortized deferred loan costs on this loan amounted to $0.5 million for both the three and six months ended June 30, 2013.
(14)	These loans were repaid in full in July 2013.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013 and 2012

(unaudited)

Global Revolving Credit Facility

On November 3, 2011, the Operating Partnership replaced its corporate and Asia Pacific revolving credit facilities with an expanded revolving credit facility, which we refer to as the global revolving credit facility, increasing its total borrowing capacity to $1.5 billion from $850 million. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to $2.25 billion, subject to the receipt of lender commitments. On August 10, 2012, we increased the aggregate commitments under our global revolving credit facility from $1.5 billion to $1.8 billion, pursuant to the partial exercise of the accordion feature. The renewed facility matures on November 3, 2015, with a one-year extension option. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit rating of our long-term debt and is currently 125 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit rating of our long-term debt and currently 25 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling, Swiss franc and Japanese yen denominations. As of June 30, 2013, borrowings under the global revolving credit facility bore interest at a blended rate of 1.94% comprised of 1.45% (U.S. dollars), 1.41% (Euros), 1.56% (Singapore dollars), 4.10% (Australian dollars), 1.46% (Hong Kong dollars) and 2.38% (Canadian dollars), respectively. The interest rates are based on 1-month LIBOR, 1-month EURIBOR, 1-month SIBOR, 1-month BBR, 1-month HIBOR and 1-month CAD LIBOR, respectively, plus a margin of 1.25%. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and to provide for working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or preferred equity securities. As of June 30, 2013, we have capitalized approximately $11.2 million of financing costs related to the global revolving credit facility. As of June 30, 2013, approximately $610.3 million was drawn under this facility and $35.4 million of letters of credit were issued.

The global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of June 30, 2013, we were in compliance with all of such covenants.

Unsecured Term Loan

On April 17, 2012, we closed a $750.0 million senior unsecured multi-currency term loan facility. The facility matures on April 16, 2017. Interest rates are based on our senior unsecured debt ratings and are currently 145 basis points over the applicable index for floating rate advances. Funds may be drawn in U.S, Singapore and Australian dollars, as well as Euro and British pound sterling denominations with the option to add Hong Kong dollars and Japanese yen upon an accordion exercise, subject to the receipt of lender commitments. We had the ability to delay draw up to $250.0 million for up to 90 days from the date of closing. As of June 30, 2012, we had drawn approximately $525 million of the available facility based on exchange rates in effect at the time of each draw. An additional $225 million was drawn against the facility during July 2012 based on exchange rates in effect at the time of the draws. Based on exchange rates in effect at June 30, 2013, the balance outstanding is approximately $741.2 million. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under this loan are consistent with our global revolving credit facility and, as of June 30, 2013, we were in compliance with all of such covenants. As of June 30, 2013, we have capitalized approximately $5.3 million of financing costs related to the unsecured term loan.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013 and 2012

(unaudited)

Senior Notes

4.250% Notes due 2025

On January 18, 2013, Digital Stout Holding, LLC, a wholly-owned subsidiary of the Operating Partnership, issued £400.0 million (or approximately $634.8 million based on the exchange rate of £1.00 to $1.59 on January 18, 2013) aggregate principal amount of its 4.250% Guaranteed Notes due 2025, or the 2025 Notes. The 2025 Notes are senior unsecured obligations of Digital Stout Holding, LLC and are fully and unconditionally guaranteed by the Company and the Operating Partnership. Interest on the 2025 Notes is payable semiannually in arrears at a rate of 4.250% per annum. The net proceeds from the offering after deducting the original issue discount of approximately $4.8 million and underwriting commissions and estimated expenses of approximately $5.8 million was approximately $624.2 million. We used the net proceeds from this offering to temporarily repay borrowings under our global revolving credit facility. The 2025 Notes have been reflected net of discount in the condensed consolidated balance sheet. The indenture governing the 2025 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60% , (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of the unsecured debt. At June 30, 2013, we were in compliance with all of such covenants.

The table below summarizes our debt maturities and principal payments as of June 30, 2013 (in thousands):

	Global Revolving Credit Facility (1)	Unsecured Term Loan	Prudential Shelf Facility	Senior Notes	Exchangeable Senior Debentures (2)	Mortgage Loans (3)	Total Debt
Remainder of 2013	$—	$—	$33,000	$—	$—	$182,400	$215,400
2014	—	—	—	—	266,400	175,660	442,060
2015	610,328	—	67,000	375,000	—	75,493	1,127,821
2016	—	—	25,000	—	—	191,979	216,979
2017	—	741,178	50,000	—	—	108,395	899,573
Thereafter	—	—	—	1,808,520	—	2,370	1,810,890

Subtotal	$610,328	$741,178	$175,000	$2,183,520	$266,400	$736,297	$4,712,723
Unamortized discount	—	—	—	(15,530)	—	—	(15,530)
Unamortized premium	—	—	—	—	—	1,055	1,055

Total	$610,328	$741,178	$175,000	$2,167,990	$266,400	$737,352	$4,698,248

(1)	Subject to a one-year extension option exercisable by us. The bank group is obligated to grant the extension option provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility.
(2)	Assumes maturity of the 2029 Debentures at their first redemption date in April 2014.
(3)	Our mortgage loans are generally non-recourse to us, subject to carve-outs for specified actions by us or specified undisclosed environmental liabilities. As of June 30, 2013, we provided partial letter of credit support with respect to approximately $34.6 million of the outstanding mortgage indebtedness (based on exchange rates as of June 30, 2013).

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013 and 2012

(unaudited)

7. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income available to common stockholders	$47,077	$42,021	$89,734	$81,232

Weighted average shares outstanding—basic	128,419,745	109,761,017	127,437,970	108,430,437
Potentially dilutive common shares:
Stock options	68,146	195,635	69,304	193,775
Class C Units (2007 Grant)	—	1,334	—	—
Unvested incentive units	135,185	208,096	120,222	185,362

Weighted average shares outstanding—diluted	128,623,076	110,166,082	127,627,496	108,809,574

Income per share:
Basic	$0.37	$0.38	$0.70	$0.75

Diluted	$0.37	$0.38	$0.70	$0.75

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	2,556,095	4,339,481	2,499,738	4,336,223
Potentially dilutive 2029 Debentures	6,609,993	6,456,471	6,600,286	6,449,278
Potentially dilutive Series C Cumulative Convertible Preferred Stock	—	489,298	—	1,637,072
Potentially dilutive Series D Cumulative Convertible Preferred Stock	—	4,374,117	949,299	4,355,773
Potentially dilutive Series E Cumulative Redeemable Preferred Stock	4,929,167	3,959,975	4,655,435	3,992,679
Potentially dilutive Series F Cumulative Redeemable Preferred Stock	3,126,066	2,509,588	2,952,466	1,185,849
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	3,893,598	—	1,957,555	—

	21,114,919	22,128,930	19,614,779	21,956,874

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013 and 2012

(unaudited)

8. Income per Unit

The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income available to common unitholders	$48,013	$43,682	$91,494	$84,479

Weighted average units outstanding—basic	130,973,952	114,100,498	129,936,759	112,766,660
Potentially dilutive common units:
Stock options	68,146	195,635	69,304	193,775
Class C Units (2007 Grant)	—	1,334	—	—
Unvested incentive units	135,185	208,096	120,222	185,362

Weighted average units outstanding—diluted	131,177,283	114,505,563	130,126,285	113,145,797

Income per unit:
Basic	$0.37	$0.38	$0.70	$0.75

Diluted	$0.37	$0.38	$0.70	$0.75

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Potentially dilutive 2029 Debentures	6,609,993	6,456,471	6,600,286	6,449,278
Potentially dilutive Series C Cumulative Convertible Preferred Units	—	489,298	—	1,637,072
Potentially dilutive Series D Cumulative Convertible Preferred Units	—	4,374,117	949,299	4,355,773
Potentially dilutive Series E Cumulative Redeemable Preferred Units	4,929,167	3,959,975	4,655,435	3,992,679
Potentially dilutive Series F Cumulative Redeemable Preferred Units	3,126,066	2,509,588	2,952,466	1,185,849
Potentially dilutive Series G Cumulative Redeemable Preferred Units	3,893,598	—	1,957,555	—

	18,558,824	17,789,449	17,115,041	17,620,651

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013 and 2012

(unaudited)

9. Income Taxes

Digital Realty Trust, Inc. (the Parent Company) has elected to be taxed as a REIT and believes that it has complied with the REIT requirements of the Code. As a REIT, the Parent Company is generally not subject to corporate level federal income taxes on taxable income to the extent it is currently distributed to its stockholders. Since inception, the Parent Company has distributed at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2013. As such, no provision for federal income taxes has been included in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012.

We have elected taxable REIT subsidiary (TRS) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs and hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the three and six months ended June 30, 2013 and 2012.

For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the three and six months ended June 30, 2013 and 2012. As of June 30, 2013, we had a net deferred tax liability of approximately $115.2 million primarily related to our foreign properties, comprised of a $75.3 million deferred tax asset, net of a $190.5 million deferred tax liability. The majority of our net deferred tax liability relates to differences between the tax basis and book basis of the assets acquired in the Sentrum Portfolio acquisition during 2012.

10. Equity and Accumulated Other Comprehensive Loss, Net

(a) Equity Distribution Agreements

On June 29, 2011, Digital Realty Trust, Inc. entered into new equity distribution agreements, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it could issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. For the six months ended June 30, 2012, Digital Realty Trust, Inc. generated net proceeds of approximately $62.7 million from the issuance of approximately 1.0 million common shares under the 2011 Equity Distribution Agreements at an average price of $66.19 per share after payment of approximately $0.6 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the six months ended June 30, 2013. As of June 30, 2013, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

(b) Redeemable Preferred Stock

On April 9, 2013, Digital Realty Trust, Inc. issued an aggregate of 10,000,000 shares of its 5.875% series G cumulative redeemable preferred stock, or the series G preferred stock, for gross proceeds of $250.0 million. Dividends are cumulative on the series G preferred stock from the date of original issuance in the amount of $1.46875 per share each year, which is equivalent to 5.875% of the $25.00 liquidation preference per share. Dividends on the series G preferred stock are payable quarterly in arrears. The first dividend paid on the series G preferred stock on June 28, 2013 was a pro rata dividend from and including the original issue date to and including June 30, 2013 in the amount of $0.334550 per share. The series G preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series G preferred stock will rank senior to Digital Realty Trust, Inc. common stock and rank on parity with Digital Realty Trust, Inc.’s series E cumulative redeemable and series F cumulative redeemable preferred stock with respect to the payment of distributions and other amounts. Digital Realty Trust, Inc. is not allowed to redeem the series G preferred stock before April 9, 2018, except in limited circumstances to preserve its status as a REIT. On or after April 9, 2018, Digital Realty Trust, Inc. may, at its option, redeem the series G preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013 and 2012

(unaudited)

accrued and unpaid dividends on such series G preferred stock up to but excluding the redemption date. Holders of the series G preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) is listed on the New York Stock Exchange, or NYSE, the NYSE MKT, LLC, or NYSE MKT, or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of series G preferred stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the series G preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the series G preferred stock) to convert some or all of the series G preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of series G preferred stock to be converted equal to the lesser of:

•

the quotient obtained by dividing (i) the sum of the $25.00 liquidation preference plus the amount of any accrued and unpaid dividends to, but not including, the change of control conversion date (unless the change of control conversion date is after a record date for a series G preferred stock dividend payment and prior to the corresponding series G preferred stock dividend payment date, in which case no additional amount for such accrued and unpaid dividend will be included in this sum) by (ii) the common stock price specified in the Articles Supplementary governing the series G preferred stock; and

•	0.7532, or the share cap, subject to certain adjustments;

subject, in each case, to provisions for the receipt of alternative consideration as described in the Articles Supplementary governing the series G preferred stock. Except in connection with specified change of control transactions, the series G preferred stock is not convertible into or exchangeable for any other property or securities of Digital Realty Trust, Inc.

(c) Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interest in the Operating Partnership as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	128,421,888	97.7%	125,140,783	97.8%
Noncontrolling interests consist of:
Common units held by third parties	1,505,814	1.2	1,515,814	1.2
Incentive units held by employees and directors (see note 12)	1,491,056	1.1	1,335,586	1.0

	131,418,758	100.0%	127,992,183	100.0%

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $155.9 million and $161.5 million based on the closing market price of Digital Realty Trust, Inc. common stock on June 30, 2013 and December 31, 2012, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013 and 2012

(unaudited)

The following table shows activity for the noncontrolling interests in the Operating Partnership for the six months ended June 30, 2013:

	Common Units	Incentive Units	Total
As of December 31, 2012	1,515,814	1,335,586	2,851,400

Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(10,000)	—	(10,000)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(17,289)	(17,289)
Cancellation of incentive units held by employees and directors	—	(19,483)	(19,483)
Grant of incentive units to employees and directors	—	192,242	192,242

As of June 30, 2013	1,505,814	1,491,056	2,996,870

(1)	This redemption was recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet of Digital Realty Trust, Inc.

Under the terms of certain third parties’ (the eXchange parties) contribution agreements signed in the third quarter of 2004, we have agreed to indemnify each eXchange party against adverse tax consequences in the event the Operating Partnership directly or indirectly sells, exchanges or otherwise disposes of (whether by way of merger, sale of assets or otherwise) in a taxable transaction any interest in 200 Paul Avenue 1-4 or 1100 Space Park Drive until the earlier of November 3, 2013 or the date on which these contributors or certain transferees hold less than 25% of the Operating Partnership common units issued to them in the formation transactions consummated concurrently with the IPO. Under the eXchange parties’ amended contribution agreement, the Operating Partnership has agreed to make approximately $17.8 million of indebtedness available for guaranty by the eXchange parties until the earlier of November 3, 2013 and the date on which these contributors or certain transferees hold less than 25% of the Operating Partnership common units issued to them in the formation transactions consummated concurrently with the IPO, and we have agreed to indemnify each eXchange party against adverse tax consequences if the Operating Partnership does not provide such indebtedness to guarantee.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013 and 2012

(unaudited)

(d) Dividends

We have declared and paid the following dividends on our common and preferred stock for the six months ended June 30, 2013 (in thousands):

Date dividend declared	Dividend payable date	Series E Preferred Stock (1)	Series F Preferred Stock (2)	Series G Preferred Stock (3)		Common Stock (4)
February 12, 2013	March 29, 2013	$5,031	$3,023	$—		$100,165
May 1, 2013	June 28, 2013	5,031	3,023	3,345	(5)	100,169

		$10,062	$6,046	$3,345		$200,334

(1)	$1.750 annual rate of dividend per share.
(2)	$1.656 annual rate of dividend per share.
(3)	$1.469 annual rate of dividend per share.
(4)	$3.120 annual rate of dividend per share.
(5)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2013.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013 and 2012

(unaudited)

Distributions out of Digital Realty Trust, Inc.’s current or accumulated earnings and profits are generally classified as dividends whereas distributions in excess of its current and accumulated earnings and profits, to the extent of a stockholder’s U.S. federal income tax basis in Digital Realty Trust, Inc.’s stock, are generally classified as a return of capital. Distributions in excess of a stockholder’s U.S. federal income tax basis in Digital Realty Trust, Inc.’s stock are generally characterized as capital gain. Cash provided by operating activities has generally been sufficient to fund all distributions on an annual basis, however, in the future we may also need to utilize borrowings under the global revolving credit facility to fund all distributions.

(e) Accumulated Other Comprehensive Loss, Net

The accumulated balances for each item within other comprehensive loss are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive loss, net
Balance as of December 31, 2012	$(2,576)	$(9,615)	$(12,191)
Net current period change	(61,566)	6,372	(55,194)
Reclassification to interest expense from interest rate swaps	—	3,375	3,375

Balance as of June 30, 2013	$(64,142)	$132	$(64,010)

11. Capital and Accumulated Other Comprehensive Loss

(a) Redeemable Preferred Units

On April 9, 2013, the Operating Partnership issued a total of 10,000,000 of its 5.875% series G cumulative redeemable preferred units, or series G preferred units, to Digital Realty Trust, Inc. (the General Partner) in conjunction with the General Partner’s issuance of an equivalent number of shares of its 5.875% series G cumulative redeemable preferred stock, or the series G preferred stock. Distributions are cumulative on the series G preferred units from the date of original issuance in the amount of $1.46875 per unit each year, which is equivalent to 5.875% of the $25.00 liquidation preference per unit. Distributions on the series G preferred units are payable quarterly in arrears. The first distribution paid on the series G preferred units on June 28, 2013 was a pro rata distribution from and including the original issue date to and including June 30, 2013 in the amount of $0.334550 per unit. The series G preferred units do not have a stated maturity date and are not subject to any sinking fund. The Operating Partnership is required to redeem the series G preferred units in the event that the General Partner redeems the series G preferred stock. The General Partner is not allowed to redeem the series G preferred stock prior to April 9, 2018 except in limited circumstances to preserve the General Partner’s status as a REIT. On or after April 9, 2018, the General Partner may, at its option, redeem the series G preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series G preferred stock up to but excluding the redemption date. Upon liquidation, dissolution or winding up, the series G preferred units will rank senior to the Operating Partnership’s common units with respect to the payment of distributions and other amounts and rank on parity with the Operating Partnership’s series E cumulative redeemable preferred units and series F cumulative redeemable preferred units. Except in connection with specified change of control transactions of the General Partner, the series G preferred units are not convertible into or exchangeable for any other property or securities of the Operating Partnership.

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

June 30, 2013 and 2012

(unaudited)

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

The redemption value of the limited partners’ common units and the vested incentive units was approximately $155.9 million and $161.5 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on June 30, 2013 and December 31, 2012, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013 and 2012

(unaudited)

(d) Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s board of directors. The Operating Partnership has declared and paid the following distributions on its common and preferred units for the six months ended June 30, 2013 (in thousands):

Date distribution declared	Distribution payable date	Series E Preferred Units (1)	Series F Preferred Units (2)	Series G Preferred Units (3)		Common Units (4)
February 12, 2013	March 29, 2013	$5,031	$3,023	$—		$102,506
May 1, 2013	June 28, 2013	5,031	3,023	3,345	(5)	102,507

		$10,062	$6,046	$3,345		$205,013

(1)	$1.750 annual rate of distribution per unit.
(2)	$1.656 annual rate of distribution per unit.
(3)	$1.469 annual rate of distribution per unit.
(4)	$3.120 annual rate of distribution per unit.
(5)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2013.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013 and 2012

(unaudited)

(e) Accumulated Other Comprehensive Loss

The accumulated balances for each item within other comprehensive loss are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2012	$(4,401)	$(10,509)	$(14,910)
Net current period change	(62,755)	6,499	(56,256)
Reclassification to interest expense from interest rate swaps	—	3,441	3,441

Balance as of June 30, 2013	$(67,156)	$(569)	$(67,725)

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

As of June 30, 2013, 3,208,536 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Amended and Restated 2004 Incentive Award Plan. Each long-term incentive unit and Class C Unit issued under the Amended and Restated 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the Amended and Restated 2004 Incentive Award Plan and the individual award limit discussed above.

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

June 30, 2013 and 2012

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

During the six months ended June 30, 2013 and 2012, certain employees and directors were granted an aggregate of 89,769 and 79,237 long-term incentive units, respectively. During the six months ended June 30, 2013 and 2012, certain employees were also granted an aggregate of 95,316 and 86,843 long-term incentive units, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of units which ultimately vests. The performance condition is based upon our achievement of the respective fiscal years’ Funds From Operations, or FFO, per share targets. Upon evaluating the results of the performance condition, the final number of units is determined and such units vest based on satisfaction of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the grant date and 30% vesting on each of the third and fourth anniversaries of the grant date, provided the grantee continues employment on each anniversary date. Based on our 2012 FFO per diluted share and unit, 78,118 of the 2012 long-term incentive units, net of forfeitures, satisfied the performance condition. The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock, are being expensed on a straight-line basis for service awards over the vesting period of the long-term incentive units, which ranges from three to five years. For performance based awards, we expense the fair value using an accelerated method with each vesting tranche valued as a separate award.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013 and 2012

(unaudited)

The expense recorded for the three months ended June 30, 2013 and 2012 related to long-term incentive units was approximately $2.8 million and $2.9 million, respectively, and approximately $5.1 million for both the six months ended June 30, 2013 and 2012, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.4 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and approximately $0.9 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $18.8 million and $13.3 million as of June 30, 2013 and December 31, 2012, respectively. We expect to recognize this unearned compensation over the next 2.9 years on a weighted average basis.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013 and 2012

(unaudited)

(c) Stock Options

The following table summarizes the Amended and Restated 2004 Incentive Award Plan’s stock option activity for the six months ended June 30, 2013:

	Six months ended June 30, 2013
	Shares	Weighted average exercise price
Options outstanding, beginning of period	129,259	$30.61
Exercised	(1,252)	40.02
Cancelled / Forfeited	—	—

Options outstanding, end of period	128,007	$30.51

Exercisable, end of period	128,007	$30.51

Options outstanding and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value
$12.00-13.02	34,870	1.33	$12.00	$1,708,630
$20.37-28.09	17,000	2.39	21.28	675,270
$33.18-41.73	76,137	3.80	41.06	1,518,400

	128,007	2.94	$30.51	$3,902,300

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013 and 2012

(unaudited)

(d) Restricted Stock

During the six months ended June 30, 2013 and 2012, certain employees were granted an aggregate of 67,660 and 45,184 shares of restricted stock, respectively. During the six months ended June 30, 2013 and 2012, certain employees were also granted an aggregate of 69,995 and 52,947 shares of restricted stock, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of shares which ultimately vests. The performance condition is based upon our achievement of the respective year’s FFO per share targets. Upon evaluating the results of the performance condition, the final number of shares is determined and such shares vest based on satisfaction of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the grant date and 30% vesting on each of the third and fourth anniversaries of the grant date provided the grantee continues employment on each anniversary date. Based on our 2012 FFO per diluted share and unit, 49,325 of the 2012 restricted stock, net of forfeitures, satisfied the performance condition.

The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock, are being expensed on a straight-line basis for service awards over the vesting period of the restricted stock, which ranges from three to four years. For performance based awards, we expense the fair value using an accelerated method with each vesting tranche valued as a separate award.

The expense recorded for each of the three months ended June 30, 2013 and 2012 related to grants of restricted stock was approximately $0.8 million and approximately $1.4 million for each of the six months ended June 30, 2013 and 2012. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.7 million and $0.5 million for the three months ended June 30, 2013 and 2012, respectively, and approximately $1.3 million and $0.9 million for the six months ended June 30, 2013 and 2012, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $12.3 million and $7.4 million as of June 30, 2013 and December 31, 2012, respectively. We expect to recognize this unearned compensation over the next 3.1 years on a weighted average basis.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2013 or December 31, 2012.

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

June 30, 2013 and 2012

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The fair value of these derivatives was $1.3 million and ($8.7) million at June 30, 2013 and December 31, 2012, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2013 and 2012, there were no ineffective portions to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our debt. As of June 30, 2013, we estimate that an additional $3.7 million will be reclassified as an increase to interest expense during the twelve months ending June 30, 2014, as the hedged forecasted transactions impact earnings.

As of June 30, 2013 and December 31, 2012, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Notional Amount									Fair Value at Significant Other Observable Inputs (Level 2)
As of June 30, 2013		As of December 31, 2012		Type of Derivative	Strike Rate	Effective Date	Expiration Date		As of June 30, 2013	As of December 31, 2012
$65,150	(1)	$69,612	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013		$(660)	$(1,552)
13,041	(2)	13,335	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013		(23)	(275)
9,436	(2)	9,649	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013		(17)	(203)
8,305	(2)	8,492	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013		(94)	(255)
—		39,579	(2)	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014	(5)	—	(1,617)
410,905	(3)	410,905	(3)	Swap	0.717	Various	Various		1,121	(3,642)
149,460	(4)	155,099	(4)	Swap	0.925	Jul. 6, 2012	Apr. 18, 2017		937	(1,131)

$656,297		$706,671							$1,264	$(8,675)

(1)	Translation to U.S. dollars is based on exchange rate of $1.52 to £1.00 as of June 30, 2013 and $1.63 to £1.00 as of December 31, 2012.
(2)	Translation to U.S. dollars is based on exchange rate of $1.30 to €1.00 as of June 30, 2013 and $1.32 to €1.00 as of December 31, 2012.
(3)	Represents the U.S. dollar tranche of the unsecured term loan.
(4)	Represents the Singapore dollar tranche of the unsecured term loan. Translation to U.S. dollars is based on exchange rate of $0.79 to 1.00 SGD as of June 30, 2013 and $0.82 to 1.00 SGD as of December 31, 2012.
(5)	The swap agreement was terminated as the mortgage loan was paid in full in June 2013.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013 and 2012

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

The Company’s disclosures of estimated fair value of financial instruments at June 30, 2013 and December 31, 2012 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

As of June 30, 2013 and December 31, 2012, the aggregate estimated fair value and carrying value of our global revolving credit facility, unsecured term loan, unsecured senior notes, exchangeable senior debentures and mortgage loans were as follows (in thousands):

	Categorization under the fair value hierarchy	As of June 30, 2013		As of December 31, 2012
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Global revolving credit facility (1)	Level 2	$610,328	$610,328	$723,729	$723,729
Unsecured term loan (2)	Level 2	741,178	741,178	757,839	757,839
Unsecured senior notes (3)(4)	Level 2	2,395,493	2,342,990	1,907,188	1,738,221
Exchangeable senior debentures (3)	Level 2	416,642	266,400	446,476	266,400
Mortgage loans (3)	Level 2	784,001	737,352	845,125	792,376

		$4,947,642	$4,698,248	$4,680,357	$4,278,565

(1)	The carrying value of our global revolving credit facility approximates estimated fair value, due to the variability of interest rates and the stability of our credit rating.
(2)	The carrying value of our unsecured term loan approximates estimated fair value, due to the variability of interest rates and the stability of our credit rating.
(3)	Valuations for our unsecured senior notes and mortgage loans are determined based on the expected future payments discounted at risk-adjusted rates. The 2015 Notes, 2020 Notes, 2021 Notes, 2022 Notes and 2025 Notes and exchangeable senior debentures are valued based on quoted market prices.
(4)	The carrying value of the 2015 Notes, 2020 Notes, 2021 Notes, 2022 Notes and 2025 Notes are net of discount of $15,530 and $11,779 in the aggregate as of June 30, 2013 and December 31, 2012, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013 and 2012

(unaudited)

15. Related Party Transactions

In December 2006, we entered into ten leases with tel(x) pursuant to which tel(x) provides enhanced meet-me-room services to our customers. The initial terms of these leases expire in 2026, and tel(x) has options to extend them through 2046. tel(x) was acquired by GI Partners Fund II, LLP in November 2006, which, collectively with GI Partners Side Fund II, L.P., owned the majority of the outstanding stock of tel(x). Richard Magnuson, our former director and Chairman who served until our 2012 Annual Meeting of Stockholders, or the Annual Meeting, is the chief executive officer of the advisor to GI Partners Fund II, LLP and GI Partners Side Fund II, L.P. During the year ended December 31, 2011, GI Partners Fund II, LLP and GI Partners Side Fund II, L.P completed the sale of tel(x) to an unrelated third party. Our condensed consolidated income statements include rental revenues of approximately $14.8 million and $11.3 million from tel(x) for the three months ended June 30, 2013 and 2012, respectively, and approximately $28.4 million and $21.7 million for the six months ended June 30, 2013 and 2012, respectively. In connection with the lease agreements, we entered into an operating agreement with tel(x), effective as of December 1, 2006, with respect to joint sales and marketing efforts, designation of representatives to manage the national relationship between us and tel(x) and future meet-me-room facilities. As of June 30, 2013 and December 31, 2012, tel(x) leased from us 331,002 square feet under 51 lease agreements and 288,940 square feet under 44 lease agreements, respectively; all but ten leases for 76,684 square feet were entered into prior to the sale of tel(x) to an unrelated third party in September 2011.

We also entered into an agreement with tel(x), effective as of December 1, 2006, with respect to percentage rent arising out of potential future lease agreements for rentable space in buildings covered by the meet-me-room lease agreements. Percentage rent earned during the three months ended June 30, 2013 and 2012 amounted to approximately $1.5 million and $1.1 million, respectively, and approximately $1.9 million and $1.4 million during the six months ended June 30, 2013 and 2012, respectively. In addition, in connection with the lease agreements, we entered into a management agreement with tel(x), effective as of December 1, 2007, pursuant to which tel(x) agreed to provide us with certain management services in exchange for a management fee of one percent of rents actually collected by tel(x).

We are party to nine leases with SoftLayer, all of which are in place as of June 30, 2013. The initial terms of these leases expire from 2013 to 2025, and SoftLayer has options to extend them from 2018 through 2035. On August 3, 2010, GI Partners Fund III, L.P. acquired a controlling interest in SoftLayer. Richard Magnuson, our former director and Chairman who served until our Annual Meeting, is also a manager of the general partner to GI Partners Fund III, L.P. Our condensed consolidated income statements include rental revenues of approximately $12.3 million and $14.5 million from SoftLayer for the three months ended June 30, 2013 and 2012, respectively, and approximately $25.7 million and $21.7 million for the six months ended June 30, 2013 and 2012, respectively. In July 2013, SoftLayer was acquired by IBM.

Mr. Magnuson did not stand for re-election to our Board of Directors at our Annual Meeting. His term as a member of our Board of Directors and our Chairman ended effective April 23, 2012, the date of the Annual Meeting.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013 and 2012

(unaudited)

16. Commitments and Contingencies

(a) Contingent liabilities

As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined. As of June 30, 2013, construction is not complete and none of the leases executed subsequent to purchase would cause an amount to become probable of payment and therefore no amount is accrued as of June 30, 2013. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $39.4 million based on the exchange rate as of June 30, 2013). The earnout contingency expires in November 2020.

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

As part of the acquisition of the Sentrum Portfolio, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of contingent consideration was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). During the three months ended March 31, 2013, we made certain immaterial corrections to the initial measurement of the accrued contingent consideration that resulted in an additional $5.8 million of purchase price allocated to investments in real estate. These corrections had no impact on reported net income for the period. We have adjusted the contingent consideration to fair value at each reporting date with changes in fair value recognized in operating income. At June 30, 2013, the fair value of the contingent consideration for Sentrum was £53.7 million (or approximately $81.7 million based on the exchange rate as of June 30, 2013) and is currently accrued in accounts payable and other accrued expenses in the condensed consolidated balance sheet. During the three months ended June 30, 2013, we made an earnout payment of approximately £6.6 million (or approximately $10.0 million based on the exchange rate as of the date of payment). Change in fair value of contingent consideration for Sentrum was an increase to operating income of $0.4 million for the three months ended June 30, 2013 and a reduction to operating income of approximately $0.9 million for the six months ended June 30, 2013. The earn-out contingency expires in July 2015. This amount will be reassessed on a quarterly basis, with any changes being recognized in earnings. Increases or decreases in the fair value of the contingent consideration can result from changes in discount periods, discount rates and probabilities that contingencies will be met.

(b) Construction Commitments

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At June 30, 2013, we had open commitments related to construction contracts of approximately $172.3 million.

(c) Insurance Settlement

During the quarter ended June 30, 2013, the Company received insurance settlement proceeds of approximately $8.6 million related to disputed construction costs, a portion of which has been recorded as a gain on settlement in the accompanying condensed consolidated income statement.

(d) Legal Proceedings

Although the Company is involved in legal proceedings arising in the ordinary course of business, as of June 30, 2013, the Company is not currently a party to any legal proceedings, nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013 and 2012

(unaudited)

17. Subsequent Events

On July 23, 2013, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit:

Share/Unit Class	Series E Preferred Stock and Unit	Series F Preferred Stock and Unit	Series G Preferred Stock and Unit	Common stock and common unit
Dividend and distribution amount	$0.437500	$0.414063	$0.367188	$0.780000
Dividend and distribution payable date	September 30, 2013	September 30, 2013	September 30, 2013	September 30, 2013
Dividend and distribution payable to holders of record on	September 13, 2013	September 13, 2013	September 13, 2013	September 13, 2013
Annual equivalent rate of dividend and distribution	$1.750	$1.656	$1.46875	$3.120

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of proceeds from our equity distribution program and other securities offerings, expected use of borrowings under our credit facility, portfolio performance, leverage policy, acquisition and capital expenditure plans, supply and demand for data center space, capitalization rates and expected rental rates on new or renewed data center space, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the impact of the recent deterioration in global economic, credit and market conditions, including the downgrade of the U.S. government’s credit rating; current local economic conditions in our geographic markets; decreases in information technology spending, including as a result of economic slowdowns or recession; adverse economic or real estate developments in our industry or the industry sectors that we sell to (including risks relating to decreasing real estate valuations and impairment charges); our dependence upon significant tenants; bankruptcy or insolvency of a major tenant or a significant number of smaller tenants; defaults on or non-renewal of leases by tenants; our failure to obtain necessary debt and equity financing; increased interest rates and operating costs; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; financial market fluctuations; changes in foreign currency exchange rates; our inability to manage our growth effectively; difficulty acquiring or operating properties in foreign jurisdictions; the suitability of our properties and data center infrastructure, delays or disruptions in connectivity, failure of our physical infrastructure or services or availability of power; our failure to successfully integrate and operate acquired or developed properties or businesses; risks related to joint venture investments, including as a result of our lack of control of such investments; delays or unexpected costs in development of properties; decreased rental rates or increased vacancy rates; increased competition or available supply of data center space; our inability to successfully develop and lease new properties and space held for development; difficulties in identifying properties to acquire and completing acquisitions; our inability to acquire off-market properties; our inability to comply with the rules and regulations applicable to reporting companies; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for federal income tax purposes; possible adverse changes to tax laws; restrictions on our ability to engage in certain business activities; environmental uncertainties and risks related to natural disasters; losses in excess of our insurance coverage; changes in foreign laws and regulations, including those related to taxation and real estate ownership and operation; and changes in local, state and federal regulatory requirements, including changes in real estate and zoning laws and increases in real property tax rates.

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

As of June 30, 2013, we owned an aggregate of 127 technology-related real estate properties, including three properties held as investments in unconsolidated joint ventures and developable land, with approximately 23.7 million rentable square feet including approximately 2.8 million square feet of space held for development. The three properties held as investments in unconsolidated joint ventures have an aggregate of approximately 448,000 rentable square feet. At June 30, 2013, approximately 1,282,000 square feet was under construction for Turn-Key FlexSM, Powered Base Building® and Custom Solutions (formerly referred to as Build-to-Suit) products, all of which are expected to be income producing on or after completion, in 11 U.S. domestic markets, one European market and one Australian market, consisting of approximately 521,000 square feet of space under development projects and 761,000 square feet of land under development projects.

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

We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to Digital Realty Trust, Inc.’s common stock and preferred stock. We currently intend to limit our indebtedness to 60% of our total enterprise value and, based on the closing price of Digital Realty Trust, Inc. common stock on June 30, 2013 of $61.00, our ratio of debt to total enterprise value was approximately 35%. Our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our company’s incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc. common stock and excluding long-term incentive units and Class C units), plus the book value of our total consolidated indebtedness.

Revenue base. As of June 30, 2013, we owned 127 properties through our operating partnership, including three properties held as investments in unconsolidated joint ventures and developable land. These properties are mainly located throughout the U.S., with 22 properties located in Europe, three properties in Australia, two properties in Canada and two properties in Asia. We, through our predecessor, acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties Acquired (1)	Net Rentable Square Feet (2)	Square Feet of Space Held for Development as of June 30, 2013 (3)
2002	5	1,156,483	46,530
2003	6	1,074,662	—
2004	10	2,545,902	141,401
2005	20	3,361,162	189,135
2006	17	2,639,795	51,518
2007 (4)	13	2,131,298	176,520
2008	5	360,420	203,828
2009 (5)	6	1,071,252	589,701
2010	15	2,187,259	358,122
2011 (6)	10	971,188	134,829
2012	14	2,521,704	742,236
2013	6	926,917	164,421

Properties owned as of June 30, 2013	127	20,948,042	2,798,241

(1)	Excludes properties sold: 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006.
(2)	Current net rentable square feet as of June 30, 2013, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes tenants’ proportional share of common areas but excludes space held for development.
(3)	Space held for development is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. In certain circumstances this may include datacenter space that requires a large capital investment in order to build out the space. The amounts included in this table represent development space as of June 30, 2013 in the properties acquired during the relevant period.
(4)	Includes three developed buildings (43915 Devin Shafron Drive, 43830 Devin Shafron Drive and 43790 Devin Shafron Drive) placed into service in 2010 and 2011 that are being included with a property (Devin Shafron buildings) that was acquired in 2007.
(5)	Includes a developed building (21551 Beaumeade Circle) placed into service in 2011 that is being included with a property (21561 & 21571 Beaumeade Circle) that was acquired in 2009.
(6)	Includes four developed buildings (43940 Digital Loudoun Plaza in Northern Virginia, 3825 NW Aloclek Place in Portland, Oregon, 98 Radnor Drive in Melbourne, Australia and 1-23 Templar Road in Sydney, Australia) placed into service in 2013 and 2012 that were acquired in 2011.

In May 2008, we acquired 701 & 717 Leonard Street, a parking garage in Dallas, Texas; however, we exclude the acquisition from our property count because it is located adjacent to our internet gateway datacenter located at 2323 Bryan Street and is not considered a separate property.

As of June 30, 2013, the properties in our portfolio were approximately 93.1% leased excluding 2.8 million square feet of space held for development and three properties held as investments in unconsolidated joint ventures. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of June 30, 2013, our original average lease term was approximately 12 years, with an average of approximately seven years remaining. Our lease expirations through December 31, 2014 are 9.1% of rentable square feet, excluding space held for development as of June 30, 2013.

Operating revenues from properties in the United States were $276.9 million and $263.2 million and outside the United States were $86.6 million and $40.5 million for the three months ended June 30, 2013 and 2012, respectively. Operating revenues from properties in the United States were $550.9 million and $508.2 million and outside the United States were $171.0 million and $78.7 million for the six months ended June 30, 2013 and 2012, respectively. We had long-lived assets located in the United States of $5.5 billion and $5.0 billion and outside the United States of $2.4 billion and $2.5 billion as of June 30, 2013 and December 31, 2012, respectively.

Operating revenues from properties located in England were $48.6 million and $12.6 million, or 13.4% and 4.1% of total operating revenues, for the three months ended June 30, 2013 and 2012, respectively. Operating revenues from properties located in England were $95.9 million and $24.8 million, or 13.3% and 4.2% of total operating revenues, for the six months ended June 30, 2013 and 2012, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these periods. We had long-lived assets located in England of $1.6 billion and $1.7 billion, or 20.0% and 22.3% of total long-lived assets, as of June 30, 2013 and December 31, 2012, respectively. No other foreign country comprised more than 10% of total long-lived assets as of June 30, 2013 and December 31, 2012.

Factors Which May Influence Future Results of Operations

Global market and economic conditions

In the United States and globally, market and economic conditions have been unprecedented over the past few years and challenging with tighter credit conditions and slower economic growth in all markets in which we own properties and conduct our operations. The U.S. and global economies have experienced a recession and face continued concerns about the systemic impact of adverse economic conditions, such as high energy costs, geopolitical issues, the availability and cost of credit, unstable global financial and mortgage markets, high corporate, consumer and governmental debt levels, ongoing sovereign debt and economic issues in European countries, concerns regarding the U.S. budget deficit, debt ceiling, spending cuts and the possibility of further downgrades to the U.S. government’s credit rating, high unemployment and declining residential and commercial real estate markets. The European debt crisis, particularly most recently in Greece, Italy, Ireland, Portugal and Spain, has raised concerns regarding the debt burden of certain countries using the euro as their currency and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual eurozone countries. These concerns could lead to the re-introduction of individual currencies in one or more eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro be dissolved entirely, the legal and contractual consequences for parties to euro-denominated contracts are uncertain and would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could adversely affect our leasing and financing activities, rents we receive, potential acquisitions and development projects in Europe.

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

Rental income. The amount of rental income generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 2.8 million square feet of space held for development and three properties held as investments in unconsolidated joint ventures, as of June 30, 2013, the occupancy rate of the properties in our portfolio was approximately 93.1% of our net rentable square feet.

As of June 30, 2013, we had 2,038 leases with a total of 627 tenants. As of June 30, 2013, approximately 89% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 20.5 million net rentable square feet, excluding space held for development and three properties held as investments in unconsolidated joint ventures, at June 30, 2013 is approximately 545,000 square feet of datacenter space with extensive installed tenant improvements available for lease. Since our IPO, we have leased approximately 3,363,000 square feet of similar space, including Turn-Key FlexSM space. Our Turn-Key FlexSM product is an effective solution for tenants who prefer to utilize a partner with the expertise or capital budget to provide extensive datacenter infrastructure and security. Our expertise in datacenter construction and operations enables us to lease space to these tenants at a premium over other uses. In addition, as of June 30, 2013, we had approximately 2.8 million square feet of space held for development, or approximately 12% of the total rentable space in our portfolio, including three vacant properties comprising approximately 474,000 square feet. Our ability to grow earnings depends in part on our ability to develop space and lease development space at favorable rates, which we may not be able to obtain. Development space requires significant capital investment in order to develop datacenter facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for development space. We may purchase additional vacant properties and properties with vacant development space in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”

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

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 1.4 million square feet of available space in our portfolio, which excludes approximately 2.8 million square feet of space held for development as of June 30, 2013 and three properties held as investments in unconsolidated joint ventures, leases representing approximately 2.3% and 6.8% of the net rentable square footage of our portfolio are scheduled to expire during the six months ending December 31, 2013 and the year ending December 31, 2014, respectively.

During the six months ended June 30, 2013, we signed new leases totaling approximately 506,000 square feet of space and renewal leases totaling approximately 424,000 square feet of space. The following table summarizes our leasing activity in the six months ended June 30, 2013:

	Number of Leases (1)	Rentable Square Feet (2)	Expiring Rates (3)	New Rates (3)	Rental Rate Changes	TI’s/Lease Commissions Per Square Foot (4)	Weighted Average Lease Terms (months)
Leasing Activity (5)

Renewals Signed
Turn-Key Flex	12	150,946	$115.73	$116.79	0.9%	$8.01	78.2
Powered Base Building	5	214,632	$35.58	$44.79	25.9%	$26.76	200.5
Colocation	27	9,367	$204.85	$229.40	12.0%	$1.87	30.0
Non-technical	15	48,929	$25.35	$28.56	12.7%	$4.10	101.0

New Leases Signed
Turn-Key Flex	18	108,652	—	$189.09	—	$98.71	121.4
Powered Base Building	2	38,558	—	$22.61	—	$7.51	82.6
Custom Solutions	14	272,753	—	$119.13	—	$13.25	160.3
Colocation	47	17,384	—	$224.85	—	$72.85	35.4
Non-technical	14	68,577	—	$28.25	—	$10.26	104.7

Leasing Activity Summary

Turn-Key Flex	30	259,598	—	$147.05	—	—
Powered Base Building	7	253,190	—	$41.41	—	—
Custom Solutions	14	272,753	—	$119.13	—	—
Colocation	74	26,751	—	$226.44	—	—
Non-technical	29	117,506	—	$28.38	—	—

(1)	The number of leases represents the leased-unit count; a lease could include multiple units.
(2)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(3)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.
(4)	Excludes short term leases.
(5)	Commencement dates for the leases signed range from 2013 to 2018.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key markets for datacenter space and expect the rental rates we are likely to achieve on any new (re-leased) or renewed datacenter space leases for 2013 expirations on an average aggregate basis will generally be higher than the rates currently being paid for the same space on a GAAP basis. For the six months ended June 30, 2013, rents on renewed space increased by an average of 0.9% on a GAAP basis on our Turn-Key FlexSM space compared to the expiring rents and increased by an average of 25.9% on a GAAP basis on our Powered Base Building space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole due to a number of factors, including local real estate conditions, local supply and demand for datacenter space, competition from other datacenter developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Market concentration. We depend on the market for technology-based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of June 30, 2013, our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of June 30, 2013 total annualized rent (1)
London, England	11.3%
Silicon Valley	10.0%
Dallas	9.9%
Northern Virginia	9.9%
New York Metro	8.8%
Chicago	7.4%
San Francisco	7.3%
Phoenix	6.8%
Boston	4.5%
Los Angeles	3.8%
Paris, France	2.6%
Seattle	2.5%
Other	15.2%

100.0%

(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of June 30, 2013 multiplied by 12. The aggregate amount of abatements for the six months ended June 30, 2013 was approximately $16.9 million.

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

Climate change legislation. In June 2009, the U.S. House of Representatives approved comprehensive clean energy and climate change legislation intended to cut greenhouse gas, or GHG, emissions, create new clean energy jobs and enhance the energy independence of the United States, which included a cap-and-trade program for GHG emissions. The U.S. Senate did not subsequently pass similar legislation. New climate change legislation was introduced in the U.S. Senate in 2013, but significant opposition to federal climate change legislation exists. As a result, action to reduce GHG emissions likely will be focused on regulatory agencies, primarily the U.S. Environmental Protection Agency, or EPA, and state actions. The EPA has been moving aggressively to regulate GHG emissions from automobiles and large stationary sources, including electricity producers, using its own authority under the Clean Air Act. The EPA made an endangerment finding in 2009 that allows it to create regulations imposing emission reporting, permitting, control technology installation, and monitoring requirements applicable to certain emitters of GHGs, including facilities that provide electricity to our data centers, although the materiality of the impacts will not be known until all regulations are finalized. The EPA has already finalized its GHG “reporting rule,” which requires that certain emitters, including electricity generators, monitor and report GHG emissions. The EPA has also finalized its “tailoring rule,” which imposes certain permitting and control technology requirements upon newly-constructed or modified facilities which emit GHGs over a certain threshold under the Clean Air Act New Source Review Prevention of Significant Deterioration, or NSR PSD, and Title V permitting programs. As a result, NSR PSD or Title V permits issued after January 2, 2011, for new or modified electricity generating and other facilities may need to address GHG emissions, including by requiring the installation of Best Available Control Technology. Some of those regulations have been finalized and currently are in litigation, and courts have rejected certain legal challenges to the endangerment findings, the tailoring rule, and other regulations. In addition, the EPA proposed in April 2012 a rule that would set a GHG emission standard applicable to new electricity generating units, and the Obama Administration issued a plan in June 2013 under which the EPA would issue a final rule by June 2015 that would regulate GHG emissions from existing electricity generating units. In addition, since 2005 the European Union (including the United Kingdom) has been operating under a cap-and-trade program, which directly affects the largest emitters of greenhouse gases, including electricity producers from whom we purchase power. Any additional taxation or regulation of energy use, including as a result of (i) new legislation that Congress may pass, (ii) the regulations that the U.S. EPA has proposed or finalized, (iii) regulations under legislation that states have passed or may pass, or (iv) any further reductions in the EU greenhouse gas cap could significantly increase our costs, and we may not be able to effectively pass all of these costs on to our tenants.

Interest rates. As of June 30, 2013, we had approximately $656.3 million of variable rate debt subject to interest rate swap agreements, including $95.9 million of mortgage debt and $560.4 million on our unsecured term loan, along with $610.3 million and $180.8 million of variable rate debt that was outstanding on the global revolving credit facility and the unswapped portion of the unsecured term loan, respectively. The availability of debt and equity capital may decrease as a result of the circumstances described above under “Global market and economic conditions.” The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.

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

Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the identifiable assets including intangibles and liabilities assumed based on our estimate of the fair value of such assets and liabilities. This includes determining the value of the property and improvements, land, ground leases, if any, and tenant improvements. Additionally, we evaluate the value of in-place leases on occupancy and market rent, the value of the tenant relationships, any debt or deferred taxes assumed from the seller or loans made by the seller to us and any building leases assumed from the seller. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations. For example, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the property as opposed to allocating to the value of in-place tenant leases, this amount would be recognized as an expense over a much longer period of time. This potential effect occurs because the amounts allocated to property are depreciated over the estimated lives of the property whereas amounts allocated to in-place tenant leases are amortized over the estimated term (including renewal and extension assumptions) of the leases. Additionally, the amortization of the value (or negative value) assigned to in place leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place tenant leases and tenant relationships, which is included in depreciation and amortization in our condensed consolidated statements of operations.

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

Capitalization of costs begins when activities, including development of plans, process of obtaining permits from governmental authorities and physical construction that are necessary to get the asset ready for its intended use are in progress and costs have been incurred. Capitalization of costs ceases when the development project is substantially complete and ready for its intended use. Determining when a development project commences, and when it is substantially complete and ready for its intended use involves a degree of judgment. We generally consider a development project to be substantially complete and ready for its intended use upon receipt of a certificate of occupancy. We cease cost capitalization if activities necessary for the development of the property have been suspended. Capitalized costs are allocated to the specific components of a project that are benefited.

During the second quarter of 2013, in accordance with U.S. GAAP, we refined our capitalization practice related to operating expenditures which could have been capitalized, but had been expensed. Previously, operating expenditures totaling $10,000 or less that could have been capitalized had been expensed as incurred for efficiency purposes. Under our refined capitalization practice, retrospective to January 1, 2013, such expenses are now capitalized, and totaled approximately $2.1 million, of which approximately $0.9 million related to the first quarter. The total amount of $2.1 million is considered as recurring capital expenditures. Additionally, we conformed the construction period completion date, which is when capitalization of construction period operating costs ceases, with our construction period interest capitalization policy. Previously, capitalization of construction period operating costs ceased upon the commissioning date. Retrospective to January 1, 2013, capitalization of construction period operating costs now ceases on receipt of the certificate of occupancy, among other factors. The incremental construction period operating costs incurred between the commissioning date and the date of certificate of occupancy totaled approximately $1.3 million, of which approximately $0.7 million related to the first quarter. The total combined incremental amounts capitalized during the second quarter of 2013 that would have been recorded as rental property operating expense under our previous policies was approximately $3.4 million, of which approximately $1.5 million related to the first quarter. This first quarter amount reduced rental property operating expense in the second quarter as reflected in our consolidated income statement included elsewhere in this report.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the three and six months ended June 30, 2013 and 2012. A summary of our operating results for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income Statement Data:
Total operating revenues	$363,502	$303,704	$721,872	$586,852
Total operating expenses	(263,508)	(215,255)	(523,292)	(412,487)

Operating income	99,994	88,449	198,580	174,365
Other expenses, net	(40,373)	(34,481)	(87,298)	(71,134)

Net income	$59,621	$53,968	$111,302	$103,231

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of this growth, our period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (new properties are properties that were acquired after December 31, 2011). The following table identifies each of the properties in our portfolio acquired from January 1, 2012 through June 30, 2013.

Acquired Buildings	Acquisition Date	Space held for development as of June 30, 2013 (1)	Net rentable square feet excluding space held for development (2)	Square feet including space held for development	Occupancy rate as of June 30, 2013 (3)
As of December 31, 2011 (107 properties)		1,891,584	17,499,421	19,391,005	92.3%

January 1, 2012 through June 30, 2013

Convergence Business Park	Feb-12	—	829,372	829,372	98.5
9333, 9355, 9377 Grand Avenue	May-12	351,286	223,658	574,944	84.8
8025 North Interstate 35	May-12	—	62,237	62,237	100.0
400 S. Akard Street	Jun-12	—	269,563	269,563	94.7
33 Chun Choi Street	Jun-12	—	—	—	—
Unit B Prologis Park	Jul-12	—	120,000	120,000	100.0
The Chess Building	Jul-12	—	133,000	133,000	97.3
Unit 21 Goldworth Park Trading Estate	Jul-12	119,950	360,050	480,000	99.2
11900 East Cornell Avenue	Sep-12	—	285,840	285,840	94.3
701 Union Boulevard	Nov-12	271,000	—	271,000	—
23 Waterloo Rd	Dec-12	—	51,990	51,990	100.0
1 Rue Jean-Pierre	Dec-12	—	104,666	104,666	100.0
Liet-dit le Christ de Saclay	Dec-12	—	21,337	21,337	100.0
127 Rue de Paris	Dec-12	—	59,991	59,991	100.0
17201 Waterview Parkway	Jan-13	—	61,750	61,750	100.0
1900 S. Price Road	Jan-13	108,926	118,348	227,274	100.0
371 Gough Road	Mar-13	55,495	64,546	120,041	100.0
1500 Towerview Road	Mar-13	—	328,765	328,765	100.0
MetCenter Business Park	May-13	—	336,695	336,695	89.8
Liverpoolweg 10	Jun-13	—	16,813	16,813	100.0

Subtotal		906,657	3,448,621	4,355,278	96.6%

Total		2,798,241	20,948,042	23,746,283	93.1%

(1)	Space held for development is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. In certain circumstances this may include datacenter space that requires a large capital investment in order to build out the space.
(2)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease based on engineering drawings. Net rentable square feet includes tenants’ proportional share of common areas but excludes space held for development.
(3)	Occupancy rates exclude space held for development. For some of our properties, we calculate occupancy based on factors in addition to contractually leased square feet, including available power, required support space and common area.

Comparison of the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012 and the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

Portfolio

As of June 30, 2013, our portfolio consisted of 127 properties, including three properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 23.7 million rentable square feet, including 2.8 million square feet of space held for development, compared to a portfolio consisting of 108 properties, including three properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 20.5 million rentable square feet, including 2.2 million square feet of space held for development as of June 30, 2012. We acquired 15 properties and developed four properties (land was acquired prior to June 30, 2012) during the twelve months ended June 30, 2013.

Revenues

Total operating revenues for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Rental	$285,953	$234,923	$51,030	$567,352	$457,757	$109,595
Tenant reimbursements	76,681	60,422	16,259	152,598	118,284	34,314
Construction management fee	728	1,954	(1,226)	1,534	4,406	(2,872)
Other	140	6,405	(6,265)	388	6,405	(6,017)

Total operating revenues	$363,502	$303,704	$59,798	$721,872	$586,852	$135,020

As shown by the same store and new properties table below, the increases in rental revenues and tenant reimbursement revenues in the three and six months ended June 30, 2013 compared to the same periods in 2012 were due to new leasing at our same store properties, including completed and leased development space, and acquisitions of properties. Other revenues changes in the periods presented were primarily due to tenant termination revenues. We acquired 15 properties during the twelve months ended June 30, 2013.

The following tables show total operating revenues for same store properties and new properties (in thousands).

	Same Store			New Properties
	Three Months Ended June 30,			Three Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Rental	$248,299	$229,875	$18,424	$37,654	$5,048	$32,606
Tenant reimbursements	62,712	59,287	3,425	13,969	1,135	12,834
Construction management fee	—	—	—	728	1,954	(1,226)
Other	—	6,405	(6,405)	140	—	140

Total operating revenues	$311,011	$295,567	$15,444	$52,491	$8,137	$44,354

	Same Store			New Properties
	Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Rental	$493,976	$450,942	$43,034	$73,376	$6,815	$66,561
Tenant reimbursements	125,361	116,220	9,141	27,237	2,064	25,173
Construction management fee	—	—	—	1,534	4,406	(2,872)
Other	248	6,405	(6,157)	140	—	140

Total operating revenues	$619,585	$573,567	$46,018	$102,287	$13,285	$89,002

Same store rental revenues increased for the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily as a result of new leases at our properties during the twelve months ended June 30, 2013 due to strong demand for datacenter space, including leases of completed development space, the largest of which was for space in 29A International Business Park, 3825 NW Aloclek Place and 98 Radnor Drive. Same store growth was driven by the delivery of approximately 480,000 square feet of leased data center space from within our same store development platform during the last 12 months. In our same store portfolio, we calculate the change in rental rates on renewals signed during the quarter as compared to the previous rent on that same space. During the twelve months ended June 30, 2013, the percentage increase was 8.7% on a GAAP basis. Same store rental revenues increased for the three and six months ended June 30, 2013 as compared to the same periods in 2012 as a result of the increase in rentable square feet of leased data center space. During the twelve months ended June 30, 2013, we also delivered approximately 274,000 square feet of un-leased data center space which was one of the drivers impacting occupancy which decreased slightly to 92.3% as of June 30, 2013 from 93.2% as of June 30, 2012.

Rental revenue included amounts earned from leases with The tel(x) Group, Inc., or tel(x), which was sold to an unrelated third party in 2011, of approximately $14.8 million and $11.3 million for the three months ended June 30, 2013 and 2012, respectively, and approximately $28.4 million and $21.7 million for the six months ended June 30, 2013 and 2012, respectively. Same store tenant reimbursement revenues increased for the three and six months ended June 30, 2013 as compared to the same periods in 2012 primarily as a result of new leasing and higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 29A International Business Park, 128 First Avenue and 365 South Randolphville Road.

New properties revenue increases were caused by properties acquired during the period from January 1, 2012 to June 30, 2013. For the three and six months ended June 30, 2013, the Sentrum Portfolio, 400 S. Akard and 11900 East Cornell contributed $39.7 million, or approximately 87%, and $79.0 million, or approximately 86%, respectively, of the new properties increase in rental revenues and tenant reimbursements compared to the same periods in 2012.

Operating Expenses and Interest Expense

Operating expenses and interest expense during the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Rental property operating and maintenance	$106,336	$87,576	$18,760	$213,116	$167,421	$45,695
Property taxes	19,374	15,769	3,605	40,416	31,811	8,605
Insurance	2,238	2,260	(22)	4,443	4,490	(47)
Construction management	294	596	(302)	678	789	(111)
Depreciation and amortization	115,867	89,000	26,867	227,490	172,995	54,495
General and administrative	17,891	15,109	2,782	33,842	29,359	4,483
Transactions	1,491	4,608	(3,117)	3,254	5,285	(2,031)
Other	17	337	(320)	53	337	(284)

Total operating expenses	$263,508	$215,255	$48,253	$523,292	$412,487	$110,805

Interest expense	$47,583	$37,681	$9,902	$95,661	$75,711	$19,950

As shown in the same store and new properties table below, total expenses for the three and six months ended June 30, 2013 increased compared to the same periods in 2012 primarily as a result of higher utility rates in several of our properties along with development projects being placed into service leading to higher utility expense in 2013. The following table shows expenses for new properties (properties that were acquired after December 31, 2011) and same store properties (all other properties) (in thousands).

	Same Store			New Properties
	Three Months Ended June 30,			Three Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Rental property operating and maintenance	$92,033	$85,714	$6,319	$14,303	$1,862	$12,441
Property taxes	16,796	15,428	1,368	2,578	341	2,237
Insurance	2,028	2,218	(190)	210	42	168
Construction management (1)	—	—	—	294	596	(302)
Depreciation and amortization	98,953	86,886	12,067	16,914	2,114	14,800
General and administrative (2)	17,891	15,109	2,782	—	—	—
Transactions (3)	—	—	—	1,491	4,608	(3,117)
Other	17	337	(320)	—	—	—

Total operating expenses	$227,718	$205,692	$22,026	$35,790	$9,563	$26,227

Interest expense (4)	$40,486	$37,643	$2,843	$7,097	$38	$7,059

	Same Store			New Properties
	Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Rental property operating and maintenance	$184,148	$164,904	$19,244	$28,968	$2,517	$26,451
Property taxes	35,491	31,353	4,138	4,925	458	4,467
Insurance	4,138	4,411	(273)	305	79	226
Construction management (1)	—	—	—	678	789	(111)
Depreciation and amortization	195,130	169,841	25,289	32,360	3,154	29,206
General and administrative (2)	33,842	29,359	4,483	—	—	—
Transactions (3)	—	—	—	3,254	5,285	(2,031)
Other	53	337	(284)	—	—	—

Total operating expenses	$452,802	$400,205	$52,597	$70,490	$12,282	$58,208

Interest expense (4)	$82,493	$75,673	$6,820	$13,168	$38	$13,130

(1)	Construction management expenses are included entirely in new properties as they are not allocable to specific properties.
(2)	General and administrative expenses are included entirely in same store as they are not allocable to specific properties.
(3)	Transactions expenses are included entirely in new properties as they are not allocable to specific properties.
(4)	Interest expense on our global revolving credit facility and unsecured term loan is allocated on a specific property basis.

Same store rental property operating and maintenance expenses increased in the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily as a result of higher consumption and utility rates in several of our properties along with development projects being placed into service leading to higher utility expense in 2013. During the three months ended June 30, 2013 and 2012, we capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $9.6 million and $7.4 million, respectively, and $19.7 million and $15.3 million during the six months ended June 30, 2013 and 2012, respectively.

Same store depreciation and amortization expense increased in the three and six months ended June 30, 2013 compared to the same periods in 2012, principally because of depreciation of development projects that were placed into service in late 2012 and during 2013.

General and administrative expenses for the three and six months ended June 30, 2013 increased compared to the same periods in 2012 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher professional fees and marketing expenses.

Same store interest expense increased for the three and six months ended June 30, 2013 as compared to the same periods in 2012 primarily as a result of the issuance of our 3.625% Notes due 2022 (2022 Notes) in September 2012 offset by lower average outstanding mortgage debt balances during 2013 compared to 2012 primarily due to the paydown of the following loans: 114 Rue Ambroise Croizat (January 2012), Unit 9, Blanchardstown Corporate Park (January 2012), 1201 Comstock Street (April 2012), 2805 Lafayette Street (May 2012), 2805 Lafayette Street Mezzanine (May 2012) and 1350 Duane Avenue/3080 Raymond Street (September 2012). During the three months ended June 30, 2013 and 2012, we capitalized interest of approximately $6.6 million and $4.6 million, respectively, and $12.0 million and $9.1 million during the six months ended June 30, 2013 and 2012, respectively.

New properties increases were caused by properties acquired during the period from January 1, 2012 to June 30, 2013. For the three and six months ended June 30, 2013, the Sentrum Portfolio and 400 S. Akard contributed $24.1 million, or approximately 91%, and $48.8 million, or approximately 84%, of the total new properties increase in total operating expenses (excluding construction management) compared to the same periods in 2012.

New properties interest expense increased for the three and six months ended June 30, 2013 as compared to the same periods in 2012 primarily as a result of the issuance of Digital Stout Holding, LLC’s 4.250% Notes due 2025 in January 2013.

Transactions expense decreased in the three and six months ended June 30, 2013 compared to the same periods in 2012, principally because of expenses related to the Sentrum Portfolio acquisition in 2012.

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

On June 29, 2011, our parent company commenced an At-the-Market equity distribution program under which it can issue and sell up to $400.0 million of its common stock through, at its discretion, any of Merrill Lynch, Pierce Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC as its sales agents. For the six months ended June 30, 2012, our parent company generated net proceeds of approximately $62.7 million from the issuance of approximately 1.0 million shares of common stock under the program at an average price of $66.19 per share after payment of approximately $0.6 million of commissions to the sales agents. The proceeds from the issuances were contributed to our operating partnership in exchange for the issuance of approximately 1.0 million common units to our parent company. No sales were made under the program during the six months ended June 30, 2013. The sales of common stock under the equity distribution program will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. As of June 30, 2013, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

On January 18, 2013, Digital Stout Holding, LLC, a wholly-owned subsidiary of Digital Realty Trust, L.P., issued £400.0 million (or approximately $634.8 million based on the exchange rate of £1.00 to $1.59 on January 18, 2013) aggregate principal amount of its 4.250% Guaranteed Notes due 2025, or the 2025 notes. The 2025 Notes are senior unsecured obligations of Digital Stout Holding, LLC and are fully and unconditionally guaranteed by the parent company and our operating partnership. Interest on the 2025 notes is payable semiannually in arrears at a rate of 4.250% per annum. The net proceeds from the offering after deducting the original issue discount of approximately $4.8 million and underwriting commissions and estimated expenses of approximately $5.8 million was approximately $624.2 million. We used the net proceeds from this offering to temporarily repay borrowings under our global revolving credit facility.

Effective February 26, 2013, our parent company converted all outstanding shares of its series D preferred stock into shares of our parent company’s common stock in accordance with the terms of the series D preferred stock. Each share of series D preferred stock was converted into 0.6360 shares of our parent company’s common stock. In connection with this conversion, our operating partnership issued 3,054,186 common units to our parent company upon conversion of 4,802,180 series D cumulative convertible preferred units.

On April 9, 2013, our parent company issued an aggregate of 10.0 million shares of its 5.875% Series G Cumulative Redeemable Preferred Stock for total net proceeds, after underwriting discounts and estimated offering expenses, of $241.6 million, including the proceeds from the partial exercise of the underwriters’ over-allotment option. We have used the net proceeds from the offering to temporarily repay borrowings under our global revolving credit facility, to acquire additional properties, to fund development opportunities and for general working capital purposes including potentially for the repurchase, redemption or retirement of outstanding debt or preferred equity securities.

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

Dividends and Distributions

Our parent company is required to distribute 90% of its taxable income (excluding capital gains) on an annual basis in order for it to continue to qualify as a REIT for federal income tax purposes. Accordingly, our parent company intends to make, but is not contractually bound to make, regular quarterly distributions to its common stockholders from cash flow from our operating partnership’s operating activities. While historically our parent company has satisfied this distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of cash or other property. All such distributions are at the discretion of our parent company’s board of directors. Our parent company considers market factors and our operating partnership’s performance in addition to REIT requirements in determining distribution levels. Our parent company has distributed at least 100% of its taxable income annually since inception to minimize corporate level federal income taxes. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our parent company’s status as a REIT. The exchange rate on the operating partnership’s 5.50% exchangeable senior debentures due 2029 (2029 Debentures) is subject to adjustment for certain events, including, but not limited to, certain dividends on our parent company’s common stock in excess of $0.33 per share per quarter. Therefore, the declaration and payment of quarterly dividends by our parent company in excess of these thresholds may increase the dilutive impact of the 2029 Debentures on our parent company’s common stockholders.

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

Our parent company has declared and paid the following dividends on its common and preferred stock for the six months ended June 30, 2013 (in thousands):

Date dividend declared	Dividend payable date	Series E Preferred Stock (1)	Series F Preferred Stock (2)	Series G Preferred Stock (3)		Common Stock (4)
February 12, 2013	March 29, 2013	$5,031	$3,023	$—		$100,165
May 1, 2013	June 28, 2013	5,031	3,023	3,345	(5)	100,169

		$10,062	$6,046	$3,345		$200,334

(1)	$1.750 annual rate of dividend per share.
(2)	$1.656 annual rate of dividend per share.
(3)	$1.469 annual rate of dividend per share.
(4)	$3.120 annual rate of dividend per share.
(5)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2013.

Distributions out of our current or accumulated earnings and profits are generally classified as ordinary income whereas distributions in excess of our current and accumulated earnings and profits, to the extent of a stockholder’s U.S. federal income tax basis in our parent company’s stock, are generally classified as a return of capital. Distributions in excess of a stockholder’s U.S. federal income tax basis in our parent company’s stock are generally characterized as capital gain. Cash provided by operating activities has been generally sufficient to fund distributions on an annual basis, however, we may also need to utilize borrowings under the global revolving credit facility to fund distributions.

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

Analysis of Liquidity and Capital Resources

Our parent company is the sole general partner of our operating partnership and consolidates our results of operations for financial reporting purposes. Because we operate on a consolidated basis with our parent company, the section entitled “Liquidity and Capital Resources of the Parent Company” should be read in conjunction with this section to understand our liquidity and capital resources on a consolidated basis.

As of June 30, 2013, we had $24.3 million of cash and cash equivalents, excluding $39.0 million of restricted cash. Restricted cash primarily consists of interest-bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements, as well as capital expenditures.

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

On November 3, 2011, our operating partnership replaced our corporate and Asia Pacific revolving credit facilities with an expanded revolving credit facility, which we refer to as the global revolving credit facility, increasing our total borrowing capacity to $1.5 billion from $850 million. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to $2.25 billion, subject to the receipt of lender commitments. On August 10, 2012, we increased the aggregate commitments under our global revolving credit facility from $1.5 billion to $1.8 billion, pursuant to the partial exercise of the accordion feature. The renewed facility matures on November 3, 2015, with a one-year extension option. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit rating of our long-term debt and is currently 125 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit rating of our long-term debt and currently 25 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling, Swiss franc and Japanese yen denominations. As of June 30, 2013, borrowings under the global revolving credit facility bore interest at a blended rate of 1.94% comprised of 1.45% (U.S. dollars), 1.41% (Euros), 1.56% (Singapore dollars), 4.10% (Australian dollars), 1.46% (Hong Kong dollars) and 2.38% (Canadian dollars), respectively. The interest rates are based on 1-month LIBOR, 1-month EURIBOR, 1-month SIBOR, 1-month BBR, 1-month HIBOR and 1-month CAD LIBOR, respectively, plus a margin of 1.25%. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and to provide for working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or preferred equity securities. As of June 30, 2013, we have capitalized approximately $11.2 million of financing costs related to the global revolving credit facility. As of June 30, 2013, approximately $610.3 million was drawn under this facility and $35.4 million of letters of credit were issued, leaving approximately $1.2 billion available for use.

On April 17, 2012, we closed a $750.0 million senior unsecured multi-currency term loan facility. The facility matures on April 16, 2017. Interest rates are based on our senior unsecured debt ratings and are currently 145 basis points over the applicable index for floating rate advances. Funds may be drawn in U.S, Singapore and Australian dollars, as well as Euro and British pound sterling denominations with the option to add Hong Kong dollars and Japanese yen upon an accordion exercise, subject to the receipt of lender commitments. We had the ability to delay draw up to $250.0 million for up to 90 days from the date of closing. As of June 30, 2012, we had drawn approximately $525 million of the available facility based on exchange rates in effect at the time of each draw. An additional $225 million was drawn against the facility during July 2012 based on exchange rates in effect at the time of the draws. Based on exchange rates in effect at June 30, 2013, the balance outstanding is approximately $741.2 million. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under this loan are consistent with our global revolving credit facility.

For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.

On June 29, 2011, our parent company commenced its new At-the-Market equity distribution program discussed under “Liquidity and Capital Resources of the Parent Company” above. For the six months ended June 30, 2012, our parent company generated net proceeds of approximately $62.7 million from the issuance of approximately 1.0 million shares of common stock under the program at an average price of $66.19 per share after payment of approximately $0.6 million of commissions to the sales agents. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 1.0 million common units to our parent company. No sales were made under the program during the six months ended June 30, 2013. As of June 30, 2013, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

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

On March 11, 2013, we made an initial investment of $12.5 million in a data center, network and IT services company in Mexico. This investment represents our entrance into the Mexican market. An additional investment of approximately $4.7 million was made in April 2013. The investments were financed with borrowings under our global revolving credit facility.

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

On April 2, 2013, we acquired a three-acre land site in London for a previously signed built-to-suit agreement for a purchase price of $3.6 million. The acquisition was financed with borrowings under our global revolving credit facility.

On May 20, 2013, we completed the acquisition of a six-building portfolio consisting of operating data centers and flex office space totaling approximately 337,000 square feet for $31.9 million. The property is located in the Austin metropolitan area. The acquisition was financed with borrowings under our global revolving credit facility.

On June 27, 2013, we completed a sale leaseback transaction for a partially-built data center in Groningen, Netherlands for a purchase price of $3.9 million. An additional $3.9 million will be paid upon completion of construction which is expected by October 2013. This initial development will total approximately 16,800 square feet of space. The acquisition was financed with borrowings under our global revolving credit facility.

The weighted average cash capitalization rate on income-producing properties, excluding development projects, acquired during the six months ended June 30, 2013 was 10.0%. We calculate the cash capitalization rate on acquisitions by dividing anticipated annual net operating income by the purchase price (including assumed debt). Net operating income represents rental revenue and tenant reimbursement revenue from in place leases less rental property operating and maintenance expenses, property taxes and insurance expenses and is not a financial measure calculated in accordance with GAAP. Our calculation of the weighted average cash capitalization rate for acquisitions may change based on our experience operating the properties following the closing of the acquisitions.

Construction

As of June 30, 2013, the balance of construction work in progress was $797.7 million, which included 1.3 million square feet of Turn Key FlexSM, Custom Solutions and Powered Base Buildings® construction projects with a cost including accruals of $285.7 million. Cost of work on buildings, sites, and other improvements associated with specific space under construction was $232.4 million. The expected cost to complete the work on the 1.3 million square feet of specific space and associated buildings, sites, and other improvement projects under construction is $505.8 million for a total expected cost of approximately $1.0 billion with completion expected in the next twelve months. Including the proportionate acquisition cost, capitalized interest, and capitalized general and administrative costs, the expected total cost of work associated with the delivery of the above projects is approximately $1.6 billion.

As of December 31, 2012, the balance of construction work in progress was $641.7 million, which included 1.4 million square feet of Turn Key FlexSM, Custom Solutions and Powered Base Buildings® construction projects with a cost including accruals of $135.4 million. Cost of work on buildings, sites, and other improvements associated with specific space under construction was $156.6 million. The expected cost to complete the work on the 1.4 million square feet of specific space and associated buildings, sites, and other improvement projects under construction is $599.0 million for a total expected cost of $891.0 million. Including the proportionate acquisition cost, capitalized interest, and capitalized general and administrative costs, the expected total cost of work associated with the delivery of the above projects is approximately $1.6 billion.

During the quarter ended June 30, 2013, we received insurance settlement proceeds of approximately $8.6 million related to disputed construction costs, a portion of which has been recorded as a gain on settlement in our condensed consolidated income statement included elsewhere in this report.

Future Uses of Cash

At June 30, 2013, approximately 1,282,000 square feet was under construction for Turn-Key FlexSM, Powered Base Building® and Custom Solutions product, all of which are expected to be income producing on or after completion, in 11 U.S. domestic markets, one European market and one Australian market, consisting of approximately 521,000 square feet of space under development projects and 761,000 square feet of land under development projects. At June 30, 2013, we had commitments under construction contracts for approximately $172.3 million. We currently expect to incur approximately $375.0 million to $475.0 million of capital expenditures for our development programs during the six months ending December 31, 2013, although this amount may increase or decrease, potentially by a material amount, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Our operating properties require periodic investments of capital for enhancement and improvement including tenant-related capital expenditures. As of June 30, 2013, we had approximately 2.8 million square feet of space held for development and we also owned approximately 545,000 square feet of datacenter space with extensive installed tenant improvements available for lease. Depending on demand for additional Turn-Key FlexSM space, we expect to incur significant tenant improvement costs to build out and develop this type of space. Turn-Key FlexSM space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment.

Historical Capital Expenditures (Cash Basis)

	Six Months Ended June 30,
	2013	2012
Development projects	$474,071	$299,727
Enhancement and improvements	48,680	54,688
Recurring capital expenditures	23,289	15,983

Total capital expenditures (excluding indirect costs)	$546,040	$370,398

For the six months ended June 30, 2013, total capital expenditures increased $175.6 million to $546.0 million from the six months ended June 30, 2012. Capital expenditures on our development projects plus our enhancement and improvements projects for the six months ended June 30, 2013 were approximately $522.8 million, which reflects an increase of approximately 47.5% from the same period in 2012. This increase was primarily due to increased spending for ground-up Custom Solutions projects, Turn-Key FlexSM and base building improvements. Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including capitalized interest, capitalized in the six months ended June 30, 2013 and June 30, 2012 were $31.8 million and $24.4 million, respectively. Capitalized interest comprised approximately $12.0 million and $9.1 million, respectively, of the total indirect costs capitalized for the six months ended June 30, 2013 and June 30, 2012. Capitalized interest in the six months ended June 30, 2013 increased compared to the same period in 2012 due to an increase in the value of qualifying activities in progress during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Excluding capitalized interest, the increase in indirect costs in the six months ended June 30, 2013 compared to the same period in 2012 was primarily due to capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities. See “—Future Uses of Cash” for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2013.

We are in the process of performing environmental cleanup work at the 47700 Kato Road and 1055 Page Avenue property. We are seeking recovery of costs related to this work from a prior tenant of the building and other remedies available to us. We cannot at this time estimate the likelihood of recovery or the impact on our financial condition and results of operations. Any amounts we may have to pay in connection with the cleanup work may be material.

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

Distributions

All distributions on our units are at the discretion of our parent company’s board of directors. During the six months ended June 30, 2013, our operating partnership declared and paid the following distributions (in thousands):

Date distribution declared	Distribution payable date	Series E Preferred Units (1)	Series F Preferred Units (2)	Series G Preferred Units (3)		Common Units (4)
February 12, 2013	March 29, 2013	$5,031	$3,023	$—		$102,506
May 1, 2013	June 28, 2013	5,031	3,023	3,345	(5)	102,507

		$10,062	$6,046	$3,345		$205,013

(1)	$1.750 annual rate of distribution per unit.
(2)	$1.656 annual rate of distribution per unit.
(3)	$1.469 annual rate of distribution per unit.
(4)	$3.120 annual rate of distribution per unit.
(5)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2013.

Commitments and Contingencies

As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined. As of June 30, 2013, construction is not complete and none of the leases executed subsequent to purchase would cause an amount to become probable of payment and therefore no amount is accrued as of June 30, 2013. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $39.4 million based on the exchange rate as of June 30, 2013). The earnout contingency expires in November 2020.

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

As part of the acquisition of the Sentrum Portfolio, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of contingent consideration was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). During the three months ended March 31, 2013, we made certain immaterial corrections to the initial measurement of the accrued contingent consideration that resulted in an additional $5.8 million of purchase price allocated to investments in real estate. These corrections had no impact on reported net income for the period. We have adjusted the contingent consideration to fair value at each reporting date with changes in fair value recognized in operating income. At June 30, 2013, the fair value of the contingent consideration for Sentrum was £53.7 million (or approximately $81.7 million based on the exchange rate as of June 30, 2013) and is currently accrued in accounts payable and other accrued expenses in the condensed consolidated balance sheet. During the three months ended June 30, 2013, we made an earnout payment of approximately £6.6 million (or approximately $10.0 million based on the exchange rate as of the date of payment). Change in fair value of contingent consideration for Sentrum was an increase to operating income of $0.4 million for the three months ended June 30, 2013 and a reduction to operating income of approximately $0.9 million for the six months ended June 30, 2013. The earn-out contingency expires in July 2015. This amount will be reassessed on a quarterly basis, with any changes being recognized in earnings. Increases or decreases in the fair value of the contingent consideration can result from changes in discount periods, discount rates and probabilities that contingencies will be met.

As of June 30, 2013, we were a party to interest rate swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans as well as the U.S. LIBOR and SGD-SOR based tranches of the unsecured term loan. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt, as of June 30, 2013 (in millions):

Debt Summary:
Fixed rate	$3,250.8
Variable rate debt subject to interest rate swaps	656.3

Total fixed rate debt (including interest rate swaps)	3,907.1
Variable rate—unhedged	791.1

Total	$4,698.2

Percent of Total Debt:
Fixed rate (including swapped debt)	83.2%
Variable rate	16.8%

Total	100.0%

Effective Interest Rate as of June 30, 2013 (1):
Fixed rate (including hedged variable rate debt)	4.71%
Variable rate	2.00%
Effective interest rate	4.25%

(1)	Excludes impact of deferred financing cost amortization.

As of June 30, 2013, we had approximately $4.7 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total enterprise value was approximately 35% (based on the closing price of Digital Realty Trust, Inc.’s common stock on June 30, 2013 of $61.00). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units and Class C Units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, GBP LIBOR, SIBOR, BBR, HIBOR and CAD LIBOR rates, depending on the respective agreement governing the debt, including our global revolving credit facility and unsecured term loan. Assuming maturity of the 2029 Debentures at its first redemption date in April 2014, as of June 30, 2013, our debt had a weighted average term to initial maturity of approximately 4.9 years (approximately 5.1 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of June 30, 2013, we were party to interest rate swap agreements related to $656.3 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

As of June 30, 2013, our pro-rata share of mortgage debt of unconsolidated joint ventures was approximately $53.3 million.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

The following table shows cash flows and ending cash and cash equivalent balances for the six months ended June 30, 2013 and 2012 (in thousands).

	Six Months Ended June 30,
	2013	2012	Change
Net cash provided by operating activities	$275,507	$231,200	$44,307
Net cash used in investing activities	(712,248)	(646,432)	(65,816)
Net cash provided by financing activities	404,720	422,378	(17,658)

Net (decrease) increase in cash and cash equivalents	$(32,021)	$7,146	$(39,167)

The increase in net cash provided by operating activities was due to increased cash flows from new leasing at our same store properties, completed and leased development space and our acquisition of new operating properties, which was partially offset by increased operating and interest expenses. Net cash used in investing activities increased for the six months ended June 30, 2013, as we had an increase in cash paid for capital expenditures for the six months ended June 30, 2013 ($577.1 million) as compared to the same period in 2012 ($394.2 million), which was partially offset by a decrease in cash paid for acquisitions for the six months ended June 30, 2013 ($117.3 million) as compared to the same period in 2012 ($222.1 million).

Net cash flows from financing activities for the company consisted of the following amounts (in thousands).

	Six Months Ended June 30,
	2013	2012	Change
Proceeds from borrowings, net of repayments	$(140,053)	$449,599	$(589,652)
Net proceeds from issuance of common and preferred stock, including exercise of stock options	241,325	240,901	424
Net proceeds from 2025 Notes	630,026	—	630,026
Dividend and distribution payments	(317,900)	(260,498)	(57,402)
Other	(8,678)	(7,624)	(1,054)

Net cash provided by financing activities	$404,720	$422,378	$(17,658)

The increase in net cash provided by financing activities was primarily due to the issuance of our 2025 Notes in January 2013 (net proceeds of $630.0 million) offset by net repayments of $140.1 million during the six months ended June 30, 2013 as compared to net borrowings of $449.6 million for the six months ended June 30, 2012. The increase in dividend and distribution payments for the six months ended June 30, 2013 as compared to the same period in 2012 was due to an increase in the number of shares outstanding and dividend amount per share of common stock in 2013 as compared to 2012 and the payment of dividends on our series F and series G preferred stock during the six months ended June 30, 2013, whereas these series of preferred stock were not outstanding during the entire six months ended June 30, 2012.

Net cash flows from financing activities for the operating partnership consisted of the following amounts (in thousands).

	Six Months Ended June 30,
	2013	2012	Change
Proceeds from borrowings, net of repayments	$(140,053)	$449,599	$(589,652)
General partner contributions, net	241,325	240,901	424
Net proceeds from 2025 Notes	630,026	—	630,026
Distribution payments	(317,900)	(260,498)	(57,402)
Other	(8,678)	(7,624)	(1,054)

Net cash provided by financing activities	$404,720	$422,378	$(17,658)

The increase in net cash provided by financing activities was primarily due to the issuance of the 2025 Notes in January 2013 (net proceeds of $630.0 million) offset by net repayments of $140.1 million during the six months ended June 30, 2013 as compared to net borrowings of $449.6 million for the six months ended June 30, 2012. The increase in distribution payments for the six months ended June 30, 2013 as compared to the same period in 2012 was due to an increase in the number of units outstanding and distribution amount per common unit in 2013 as compared to 2012 and the payment of distributions on our series F and series G preferred units during the six months ended June 30, 2013, whereas these series of preferred units were not outstanding during the entire six months ended June 30, 2012.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in our operating partnership that are not owned by Digital Realty Trust, Inc., which, as of June 30, 2013, amounted to 2.3% of our operating partnership common units. In conjunction with our formation, GI Partners received common units, in exchange for contributing ownership interests in properties to our operating partnership. Also, our operating partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income available to common stockholders	$47,077	$42,021	$89,734	$81,232
Adjustments:
Noncontrolling interests in operating partnership	936	1,661	1,760	3,247
Real estate related depreciation and amortization (1)	114,913	88,186	225,603	171,179
Real estate related depreciation and amortization related to investment in unconsolidated joint ventures	797	866	1,630	1,771

FFO available to common stockholders and unitholders (2)	$163,723	$130,409	$318,727	$255,104

Basic FFO per share and unit	$1.25	$1.14	$2.45	$2.26
Diluted FFO per share and unit (2)	$1.22	$1.09	$2.37	$2.15
Weighted average common stock and units outstanding
Basic	130,974	114,100	129,937	112,767
Diluted (2)	137,787	125,824	137,676	125,588

(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	115,867	89,000	227,490	172,995
Non-real estate depreciation	(954)	(814)	(1,887)	(1,816)

	$114,913	$88,186	$225,603	$171,179

(2)

At June 30, 2013, we had 0 series D convertible preferred shares outstanding. At June 30, 2012, we had 6,964 series D convertible preferred shares outstanding that were convertible into 4,374 common shares on a weighted average basis for the three months ended June 30, 2012. At June 30, 2012, we had 6,964 series D convertible preferred shares outstanding that were convertible into 4,356 common shares on a weighted average basis for the six months ended June 30, 2012. See table below for calculations of diluted FFO available to common stockholders and unitholders and weighted average common stock and units outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
FFO available to common stockholders and unitholders	$163,723	$130,409	$318,727	$255,104

Add: Series C convertible preferred dividends	—	—	—	1,402
Add: Series D convertible preferred dividends	—	2,394	—	4,792
Add: 5.50% exchangeable senior debentures interest expense	4,050	4,050	8,100	8,100

FFO available to common stockholders and unitholders—diluted	$167,773	$136,853	$326,827	$269,398

Weighted average common stock and units outstanding	130,974	114,100	129,937	112,767
Add: Effect of dilutive securities (excluding series C and D convertible preferred stock and 5.50% exchangeable senior debentures)	203	405	190	379
Add: Effect of dilutive series C convertible preferred stock	—	489	—	1,637
Add: Effect of dilutive series D convertible preferred stock	—	4,374	949	4,356
Add: Effect of dilutive 5.50% exchangeable senior debentures	6,610	6,456	6,600	6,449

Weighted average common stock and units outstanding—diluted	137,787	125,824	137,676	125,588

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of June 30, 2013, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$3,250.8	$3,499.4
Variable rate debt subject to interest rate swaps	656.3	656.6

Total fixed rate debt (including interest rate swaps)	3,907.1	4,156.0
Variable rate debt	791.1	791.1

Total outstanding debt	$4,698.2	$4,947.1

Interest rate swaps and their fair values as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

Notional Amount									Fair Value at Significant Other Observable Inputs (Level 2)
As of June 30, 2013		As of December 31, 2012		Type of Derivative	Strike Rate	Effective Date	Expiration Date		As of June 30, 2013	As of December 31, 2012
$65,150	(1)	$69,612	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013		$(660)	$(1,552)
13,041	(2)	13,335	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013		(23)	(275)
9,436	(2)	9,649	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013		(17)	(203)
8,305	(2)	8,492	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013		(94)	(255)
—		39,579	(2)	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014	(5)	—	(1,617)
410,905	(3)	410,905	(3)	Swap	0.717	Various	Various		1,121	(3,642)
149,460	(4)	155,099	(4)	Swap	0.925	Jul. 6, 2012	Apr. 18, 2017		937	(1,131)

$656,297		$706,671							$1,264	$(8,675)

(1)	Translation to U.S. dollars is based on exchange rate of $1.52 to £1.00 as of June 30, 2013 and $1.63 to £1.00 as of December 31, 2012.
(2)	Translation to U.S. dollars is based on exchange rate of $1.30 to €1.00 as of June 30, 2013 and $1.32 to €1.00 as of December 31, 2012.
(3)	Represents the U.S. dollar tranche of the unsecured term loan.
(4)	Represents the Singapore dollar tranche of the unsecured term loan. Translation to U.S. dollars is based on exchange rate of $0.79 to 1.00 SGD as of June 30, 2013 and $0.82 to 1.00 SGD as of December 31, 2012.
(5)	The swap agreement was terminated as the mortgage loan was paid in full in June 2013.

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of June 30, 2013:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	8	$1.5
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(8)	(1.5)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	8	0.6
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(8)	(0.6)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(8)	12.3
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	8	(11.9)

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

Foreign Currency Exchange Risk

For the three and six months ended June 30, 2013 and 2012, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, Canada, Singapore, Australia and Hong Kong, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Swiss franc, Australian dollar, Singapore dollar, Canadian dollar and the Hong Kong dollar. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended June 30, 2013 and 2012, operating revenues from properties outside the United States contributed $86.6 million and $40.5 million, respectively, which represented 23.8% and 13.3% of our operating revenues, respectively, and for the six months ended June 30, 2013 and 2012, operating revenues from properties outside the United States contributed $171.0 million and $78.7 million, respectively, which represented 23.7% and 13.4% of our operating revenues, respectively. Net investment in properties outside the United States was $2.4 billion and $2.5 billion as of June 30, 2013 and December 31, 2012, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

During the three months ended June 30, 2013, Digital Realty Trust, Inc. issued an aggregate of 1,002 shares of its common stock upon the exercise of stock options. Digital Realty Trust, Inc. contributed the proceeds of approximately $41.8 thousand to our operating partnership in exchange for an aggregate of 1,002 common units, as required by our operating partnership’s partnership agreement.

During the three months ended June 30, 2013, Digital Realty Trust, Inc. issued, net of forfeitures, an aggregate of 2,910 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our operating partnership issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended June 30, 2013, our operating partnership issued an aggregate of 2,910 common units to Digital Realty Trust, Inc., as required by our operating partnership’s partnership agreement.

For these issuances of common units to Digital Realty Trust, Inc., our operating partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE- listed company with over $9 billion in total consolidated assets and as our operating partnership’s majority owner and general partner as the basis for the exemption under Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

As of July 23, 2013, the members of the Audit Committee of our Board of Directors are Laurence A. Chapman (Chair), Kathleen Earley, Ruann F. Ernst, Ph.D. and William G. LaPerch; the members of the Compensation Committee of our Board of Directors are Robert H. Zerbst (Chair), Ms. Earley, Ms. Ernst and Kevin J. Kennedy; the members of the Nominating and Corporate Governance Committee of our Board of Directors are Ms. Earley (Chair), Mr. Chapman, Dennis E. Singleton and Mr. Zerbst; and the members of the Strategy Committee of our Board of Directors are Ms. Ernst (Chair), Mr. Kennedy and Mr. LaPerch.

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 8, 2013).

3.2	Fourth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 21, 2012).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

3.4	Eleventh Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on April 12, 2013).

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

August 8, 2013	/S/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer (principal executive officer)

August 8, 2013	/s/ A. WILLIAM STEIN
A. William Stein Chief Financial Officer and Chief Investment Officer (principal financial officer)

August 8, 2013	/S/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

	By:	Digital Realty Trust, Inc. Its general partner

By:

August 8, 2013	/S/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer (principal executive officer)

August 8, 2013	/S/ A. WILLIAM STEIN
A. William Stein Chief Financial Officer and Chief Investment Officer (principal financial officer)

August 8, 2013	/S/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)

Exhibit Index

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 8, 2013).

3.2	Fourth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 21, 2012).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

3.4	Eleventh Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on April 12, 2013).

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) Notes to Condensed Consolidated Financial Statements.