Form 10-Q
period 2013-09-30
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2013-11-12
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Digital Realty Trust, Inc.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Digital Realty Trust, L.P.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Digital Realty Trust, Inc.:

Class	Outstanding at October 31, 2013
Common Stock, $.01 par value per share	128,437,294

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2013 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of September 30, 2013, Digital Realty Trust, Inc. owned an approximate 97.7% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 2.3% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of Digital Realty Trust, Inc. As of September 30, 2013, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$684,644	$661,058
Acquired ground leases	14,355	13,658
Buildings and improvements	8,357,786	7,662,973
Tenant improvements	466,616	404,830

Total investments in properties	9,523,401	8,742,519
Accumulated depreciation and amortization	(1,459,055)	(1,206,017)

Net investments in properties	8,064,346	7,536,502
Land held for sale	11,015	—
Investment in unconsolidated joint ventures	53,066	66,634

Net investments in real estate	8,128,427	7,603,136
Cash and cash equivalents	55,118	56,281
Accounts and other receivables, net of allowance for doubtful accounts of $5,269 and $3,609 as of September 30, 2013 and December 31, 2012, respectively	191,715	168,286
Deferred rent	369,979	321,715
Acquired above market leases, net	54,446	65,055
Acquired in place lease value and deferred leasing costs, net	484,445	495,205
Deferred financing costs, net	39,132	30,621
Restricted cash	42,457	44,050
Other assets	60,322	34,865

Total assets	$9,426,041	$8,819,214

LIABILITIES AND EQUITY
Global revolving credit facility	$498,082	$723,729
Unsecured term loan	950,205	757,839
Unsecured senior notes, net of discount	2,382,059	1,738,221
Exchangeable senior debentures	266,400	266,400
Mortgage loans, net of premiums	683,651	792,376
Accounts payable and other accrued liabilities	652,720	646,427
Accrued dividends and distributions	—	93,434
Acquired below market leases, net	133,625	148,233
Security deposits and prepaid rents	178,730	154,171

Total liabilities	5,745,472	5,320,830

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 70,000,000 shares authorized:
Series D Cumulative Convertible Preferred Stock, 5.500%, $0 and $123,413 liquidation preference, respectively ($25.00 per share), 0 and 4,936,505 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	119,348
Series E Cumulative Redeemable Preferred Stock, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per share), 11,500,000 and 11,500,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	277,172	277,172
Series F Cumulative Redeemable Preferred Stock, 6.625%, $182,500 and $182,500 liquidation preference, respectively ($25.00 per share), 7,300,000 and 7,300,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	176,191	176,191
Series G Cumulative Redeemable Preferred Stock, 5.875%, $250,000 and $0 liquidation preference, respectively ($25.00 per share), 10,000,000 and 0 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	241,511	—
Common Stock: $0.01 par value, 215,000,000 shares authorized, 128,438,970 and 125,140,783 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	1,279	1,247
Additional paid-in capital	3,685,668	3,562,642
Accumulated dividends in excess of earnings	(728,012)	(656,104)
Accumulated other comprehensive loss, net	(10,327)	(12,191)

Total stockholders’ equity	3,643,482	3,468,305

Noncontrolling Interests:
Noncontrolling interests in operating partnership	30,264	24,135
Noncontrolling interests in consolidated joint ventures	6,823	5,944

Total noncontrolling interests	37,087	30,079

Total equity	3,680,569	3,498,384

Total liabilities and equity	$9,426,041	$8,819,214

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Revenues:
Rental	$290,712	$260,052	$858,064	$717,809
Tenant reimbursements	88,059	78,878	240,657	197,162
Construction management	671	2,497	2,205	6,903
Other	14	1,052	402	7,457

Total operating revenues	379,456	342,479	1,101,328	929,331

Operating Expenses:
Rental property operating	128,291	106,660	341,407	274,081
Property taxes	26,074	17,982	66,490	49,793
Insurance	2,144	2,463	6,587	6,953
Construction management	51	623	729	1,412
Depreciation and amortization	121,198	101,840	348,688	274,835
General and administrative	16,275	14,409	50,117	43,768
Transactions	243	504	3,497	5,789
Other	3	923	56	1,260

Total operating expenses	294,279	245,404	817,571	657,891

Operating income	85,177	97,075	283,757	271,440

Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	2,174	1,520	6,839	6,402
Gain on insurance settlement	—	—	5,597	—
Gain on contribution of investment properties to unconsolidated joint venture	115,054	—	115,054	—
Interest and other income	(127)	83	(92)	2,008
Interest expense	(47,742)	(41,047)	(143,403)	(116,758)
Tax expense	(352)	(710)	(1,765)	(2,637)
Loss from early extinguishment of debt	(704)	—	(1,205)	(303)

Net income	153,480	56,921	264,782	160,152
Net income attributable to noncontrolling interests	(2,882)	(1,529)	(4,997)	(4,384)

Net income attributable to Digital Realty Trust, Inc.	150,598	55,392	259,785	155,768
Preferred stock dividends	(11,726)	(9,777)	(31,179)	(28,921)

Net income available to common stockholders	$138,872	$45,615	$228,606	$126,847

Net income per share available to common stockholders:
Basic	$1.08	$0.37	$1.79	$1.12
Diluted	$1.06	$0.37	$1.79	$1.12

Weighted average common shares outstanding:
Basic	128,427,444	122,026,421	127,771,419	112,995,512
Diluted	135,301,765	122,353,511	127,955,769	113,275,221

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$153,480	$56,921	$264,782	$160,152

Other comprehensive income (loss):
Foreign currency translation adjustments	56,565	34,985	(6,190)	36,286
Increase (decrease) in fair value of interest rate swaps	(3,324)	(3,906)	3,175	(6,794)
Reclassification to interest expense from interest rate swaps	1,508	1,174	4,949	2,964

Comprehensive income	208,229	89,174	266,716	192,608

Comprehensive income attributable to noncontrolling interests	(3,948)	(2,605)	(5,067)	(5,484)

Comprehensive income attributable to Digital Realty Trust, Inc.	$204,281	$86,569	$261,649	$187,124

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2012	$572,711	125,140,783	$1,247	$3,562,642	$(656,104)	$(12,191)	$3,468,305	$24,135	$5,944	$30,079	$3,498,384
Conversion of units to common stock	—	42,128	1	451	—	—	452	(452)	—	(452)	—
Issuance of unvested restricted stock, net of forfeitures	—	110,875	—	—	—	—	—	—	—	—	—
Common stock offering costs	—	—	—	(553)	—	—	(553)	—	—	—	(553)
Exercise of stock options	—	5,569	—	230	—	—	230	—	—	—	230
Issuance of series G preferred stock, net of offering costs	241,511	—	—	—	—	—	241,511	—	—	—	241,511
Conversion of series D preferred stock	(119,348)	3,139,615	31	119,317	—	—	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	12,580	—	—	12,580	—	—	—	12,580
Reclassification of vested share based awards	—	—	—	(8,999)	—	—	(8,999)	8,999	—	8,999	—
Dividends declared on preferred stock	—	—	—	—	(31,179)	—	(31,179)	—	—	—	(31,179)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(300,514)	—	(300,514)	(7,005)	—	(7,005)	(307,519)
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	—	399	399	399
Net income	—	—	—	—	259,785	—	259,785	4,517	480	4,997	264,782
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	(6,102)	(6,102)	(88)	—	(88)	(6,190)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	3,112	3,112	63	—	63	3,175
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	4,854	4,854	95	—	95	4,949

Balance as of September 30, 2013	$694,874	128,438,970	$1,279	$3,685,668	$(728,012)	$(10,327)	$3,643,482	$30,264	$6,823	$37,087	$3,680,569

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:

Net income	$264,782	$160,152
Adjustments to reconcile net income to net cash provided by operating activities:

Gain on insurance settlement	(5,597)	—
Gain on contribution of investment properties to unconsolidated joint venture	(115,054)	—
Equity in earnings of unconsolidated joint ventures	(6,839)	(6,402)
Change in fair value of accrued contingent consideration	(13)	—
Distributions from unconsolidated joint ventures	27,675	18,573
Write-off of net assets due to early lease terminations	56	1,260
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	291,707	226,739
Amortization of share-based unearned compensation	9,344	9,922
Allowance for (recovery of ) doubtful accounts	1,660	(74)
Amortization of deferred financing costs	7,733	6,341
Write-off of deferred financing costs, included in loss on early extinguishment of debt	1,205	254
Amortization of debt discount/premium	530	748
Amortization of acquired in place lease value and deferred leasing costs	56,981	48,096
Amortization of acquired above market leases and acquired below market leases	(8,831)	(7,443)
Changes in assets and liabilities:
Restricted cash	2,487	6,866
Accounts and other receivables	(11,601)	(52,851)
Deferred rent	(60,802)	(55,772)
Deferred leasing costs	(16,604)	(13,206)
Other assets	(9,355)	(13,107)
Accounts payable and other accrued liabilities	13,304	(7,194)
Security deposits and prepaid rents	11,312	33,634

Net cash provided by operating activities	454,080	356,536

Cash flows from investing activities:

Acquisitions of real estate	(154,801)	(1,451,598)
Proceeds from contribution of investment properties to unconsolidated joint venture	328,569	—
Investment in unconsolidated joint ventures	(7,297)	(37,069)
Investment in equity securities	(17,100)	—
Deposits paid for acquisitions of real estate	(2,250)	(500)
Receipt of value added tax refund	8,326	15,272
Refundable value added tax paid	(11,805)	(17,611)
Change in restricted cash	(1,292)	3,227
Improvements to and advances for investments in real estate	(882,346)	(596,644)
Improvement advances to tenants	(5,108)	(2,384)
Proceeds from insurance settlement	8,625	—
Collection of advances from tenants for improvements	3,978	2,379

Net cash used in investing activities	(732,501)	(2,084,928)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from financing activities:

Borrowings on revolving credit facility	$1,292,146	$1,500,520
Repayments on revolving credit facility	(1,497,317)	(1,271,528)
Borrowings on unsecured term loan	195,335	751,985
Borrowings on 3.625% unsecured senior notes due 2022	—	296,052
Borrowings on 4.250% unsecured senior notes due 2025	630,026	—
Repayments on other secured loans	—	(10,500)
Principal payments on mortgage loans	(109,661)	(162,548)
Earnout payment related to Sentrum acquisition	(25,783)	—
Change in restricted cash	498	2,011
Payment of loan fees and costs	(17,441)	(8,859)
Capital contributions received from noncontrolling interests in consolidated joint ventures	399	2,323
Gross proceeds from the issuance of common stock	—	894,221
Gross proceeds from the issuance of preferred stock	250,000	182,500
Common stock offering costs paid	(553)	(34,310)
Preferred stock offering costs paid	(8,489)	(6,429)
Proceeds from exercise of stock options	230	4,173
Payment of dividends to preferred stockholders	(31,179)	(28,921)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(400,953)	(334,430)
Purchase of noncontrolling interests in consolidated joint ventures	—	(12,384)

Net cash provided by financing activities	277,258	1,763,876

Net (decrease) increase in cash and cash equivalents	(1,163)	35,484
Cash and cash equivalents at beginning of period	56,281	40,631

Cash and cash equivalents at end of period	$55,118	$76,115

Supplemental disclosure of cash flow information:

Cash paid for interest, including amounts capitalized	$159,746	$135,840
Cash paid for income taxes	1,947	2,045

Supplementary disclosure of noncash investing and financing activities:

Change in net assets related to foreign currency translation adjustments	$(6,190)	$36,286
Increase in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	3,175	(6,794)
Acquisition measurement period adjustment included in accounts payable and other accrued liabilities	21,893	—
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	452	4,898
Preferred stock converted to shares of common stock	119,348	169,239
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	224,902	240,310
Additional accrual of contingent purchase price for investments in real estate	6,214	87,532
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	$143,033	$1,336,127
Acquired above market leases	203	44,402
Acquired below market leases	(4,136)	(80,604)
Acquired in place lease value and deferred leasing costs	15,701	158,563
Mortgage loan assumed, net of premium	—	(6,890)

Cash paid for acquisition of real estate	$154,801	$1,451,598

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$684,644	$661,058
Acquired ground leases	14,355	13,658
Buildings and improvements	8,357,786	7,662,973
Tenant improvements	466,616	404,830

Total investments in properties	9,523,401	8,742,519
Accumulated depreciation and amortization	(1,459,055)	(1,206,017)

Net investments in properties	8,064,346	7,536,502
Land held for sale	11,015	—
Investment in unconsolidated joint ventures	53,066	66,634

Net investments in real estate	8,128,427	7,603,136
Cash and cash equivalents	55,118	56,281
Accounts and other receivables, net of allowance for doubtful accounts of $5,269 and $3,609 as of September 30, 2013 and December 31, 2012, respectively	191,715	168,286
Deferred rent	369,979	321,715
Acquired above market leases, net	54,446	65,055
Acquired in place lease value and deferred leasing costs, net	484,445	495,205
Deferred financing costs, net	39,132	30,621
Restricted cash	42,457	44,050
Other assets	60,322	34,865

Total assets	$9,426,041	$8,819,214

LIABILITIES AND CAPITAL
Global revolving credit facility	$498,082	$723,729
Unsecured term loan	950,205	757,839
Unsecured senior notes, net of discount	2,382,059	1,738,221
Exchangeable senior debentures	266,400	266,400
Mortgage loans, net of premiums	683,651	792,376
Accounts payable and other accrued liabilities	652,720	646,427
Accrued dividends and distributions	—	93,434
Acquired below market leases, net	133,625	148,233
Security deposits and prepaid rents	178,730	154,171

Total liabilities	5,745,472	5,320,830
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Series D Cumulative Convertible Preferred Units, 5.500%, $0 and $123,413 liquidation preference, respectively ($25.00 per unit), 0 and 4,936,505 units issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	119,348
Series E Cumulative Redeemable Preferred Units, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per unit), 11,500,000 and 11,500,000 units issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	277,172	277,172
Series F Cumulative Redeemable Preferred Units, 6.625%, $182,500 and $182,500 liquidation preference, respectively ($25.00 per unit), 7,300,000 and 7,300,000 units issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	176,191	176,191
Series G Cumulative Redeemable Preferred Units, 5.875%, $250,000 and $0 liquidation preference, respectively ($25.00 per unit), 10,000,000 and 0 units issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	241,511	—
Common units:
128,438,970 and 125,140,783 units issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	2,958,935	2,907,785
Limited partners, 1,500,814 and 1,515,814 common units, 1,083,848 and 937,208 profits interest units and 397,369 and 398,378 class C units outstanding as of September 30, 2013 and December 31, 2012, respectively	32,913	26,854
Accumulated other comprehensive loss	(12,976)	(14,910)

Total partners’ capital	3,673,746	3,492,440

Noncontrolling interests in consolidated joint ventures	6,823	5,944

Total capital	3,680,569	3,498,384

Total liabilities and capital	$9,426,041	$8,819,214

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Revenues:
Rental	$290,712	$260,052	$858,064	$717,809
Tenant reimbursements	88,059	78,878	240,657	197,162
Construction management	671	2,497	2,205	6,903
Other	14	1,052	402	7,457

Total operating revenues	379,456	342,479	1,101,328	929,331

Operating Expenses:
Rental property operating	128,291	106,660	341,407	274,081
Property taxes	26,074	17,982	66,490	49,793
Insurance	2,144	2,463	6,587	6,953
Construction management	51	623	729	1,412
Depreciation and amortization	121,198	101,840	348,688	274,835
General and administrative	16,275	14,409	50,117	43,768
Transactions	243	504	3,497	5,789
Other	3	923	56	1,260

Total operating expenses	294,279	245,404	817,571	657,891

Operating income	85,177	97,075	283,757	271,440

Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	2,174	1,520	6,839	6,402
Gain on insurance settlement	—	—	5,597	—
Gain on contribution of investment properties to unconsolidated joint venture	115,054	—	115,054	—
Interest and other income	(127)	83	(92)	2,008
Interest expense	(47,742)	(41,047)	(143,403)	(116,758)
Tax expense	(352)	(710)	(1,765)	(2,637)
Loss from early extinguishment of debt	(704)	—	(1,205)	(303)

Net income	153,480	56,921	264,782	160,152
Net (income) loss attributable to noncontrolling interests in consolidated joint ventures	(125)	45	(480)	437

Net income attributable to Digital Realty Trust, L.P.	153,355	56,966	264,302	160,589
Preferred units distributions	(11,726)	(9,777)	(31,179)	(28,921)

Net income available to common unitholders	$141,629	$47,189	$233,123	$131,668

Net income per unit available to common unitholders:
Basic	$1.08	$0.37	$1.79	$1.12
Diluted	$1.03	$0.37	$1.79	$1.12

Weighted average common units outstanding:
Basic	130,977,193	126,242,751	130,287,383	117,291,480
Diluted	137,851,514	126,569,841	130,471,733	117,571,189

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$153,480	$56,921	$264,782	$160,152
Other comprehensive income (loss):
Foreign currency translation adjustments	56,565	34,985	(6,190)	36,286
Increase (decrease) in fair value of interest rate swaps	(3,324)	(3,906)	3,175	(6,794)
Reclassification to interest expense from interest rate swaps	1,508	1,174	4,949	2,964

Comprehensive income	$208,229	$89,174	$266,716	$192,608

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2012	23,736,505	$572,711	125,140,783	$2,907,785	2,851,400	$26,854	$(14,910)	$5,944	$3,498,384
Conversion of limited partner common units to general partner common units	—	—	42,128	452	(42,128)	(452)	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	110,875	—	—	—	—	—	—
Net proceeds from issuance of common units	—	—	—	(553)	—	—	—	—	(553)
Issuance of common units in connection with the exercise of stock options	—	—	5,569	230	—	—	—	—	230
Issuance of common units, net of forfeitures	—	—	—	—	172,759	—	—	—	—
Net proceeds from issuance of series G preferred units	10,000,000	241,511	—	—	—	—	—	—	241,511
Conversion of series D preferred units	(4,936,505)	(119,348)	3,139,615	119,348	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	12,580	—	—	—	—	12,580
Reclassification of vested share based awards	—	—	—	(8,999)	—	8,999	—	—	—
Distributions	—	(31,179)	—	(300,514)	—	(7,005)	—	—	(338,698)
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	399	399
Net income	—	31,179	—	228,606	—	4,517	—	480	264,782
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(6,190)	—	(6,190)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	3,175	—	3,175
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	4,949	—	4,949

Balance as of September 30, 2013	28,800,000	$694,874	128,438,970	$2,958,935	2,982,031	$32,913	$(12,976)	$6,823	$3,680,569

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:

Net income	$264,782	$160,152
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on insurance settlement	(5,597)	—
Gain on contribution of investment properties to unconsolidated joint venture	(115,054)	—

Equity in earnings of unconsolidated joint ventures	(6,839)	(6,402)
Change in fair value of accrued contingent consideration	(13)	—
Distributions from unconsolidated joint ventures	27,675	18,573
Write-off of net assets due to early lease terminations	56	1,260
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	291,707	226,739
Amortization of share-based unearned compensation	9,344	9,922
Allowance for (recovery of ) doubtful accounts	1,660	(74)
Amortization of deferred financing costs	7,733	6,341
Write-off of deferred financing costs, included in loss on early extinguishment of debt	1,205	254
Amortization of debt discount/premium	530	748
Amortization of acquired in place lease value and deferred leasing costs	56,981	48,096
Amortization of acquired above market leases and acquired below market leases	(8,831)	(7,443)
Changes in assets and liabilities:
Restricted cash	2,487	6,866
Accounts and other receivables	(11,601)	(52,851)
Deferred rent	(60,802)	(55,772)
Deferred leasing costs	(16,604)	(13,206)
Other assets	(9,355)	(13,107)
Accounts payable and other accrued liabilities	13,304	(7,194)
Security deposits and prepaid rents	11,312	33,634

Net cash provided by operating activities	454,080	356,536

Cash flows from investing activities:

Acquisitions of real estate	(154,801)	(1,451,598)
Proceeds from contribution of investment properties to unconsolidated joint venture	328,569	—
Investment in unconsolidated joint ventures	(7,297)	(37,069)
Investment in equity securities	(17,100)	—
Deposits paid for acquisitions of real estate	(2,250)	(500)
Receipt of value added tax refund	8,326	15,272
Refundable value added tax paid	(11,805)	(17,611)
Change in restricted cash	(1,292)	3,227
Improvements to and advances for investments in real estate	(882,346)	(596,644)
Improvement advances to tenants	(5,108)	(2,384)
Proceeds from insurance settlement	8,625	—
Collection of advances from tenants for improvements	3,978	2,379

Net cash used in investing activities	(732,501)	(2,084,928)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from financing activities:
Borrowings on revolving credit facility	$1,292,146	$1,500,520
Repayments on revolving credit facility	(1,497,317)	(1,271,528)
Borrowings on unsecured term loan	195,335	751,985
Borrowings on 3.625% unsecured senior notes due 2022	—	296,052
Borrowings on 4.250% unsecured senior notes due 2025	630,026	—
Repayments on other secured loans	—	(10,500)
Principal payments on mortgage loans	(109,661)	(162,548)
Earnout payment related to Sentrum acquisition	(25,783)	—
Change in restricted cash	498	2,011
Payment of loan fees and costs	(17,441)	(8,859)
Capital contributions received from noncontrolling interests in consolidated joint ventures	399	2,323
General partner contributions	241,188	1,040,155
Payment of distributions to preferred unitholders	(31,179)	(28,921)
Payment of distributions to common unitholders	(400,953)	(334,430)
Purchase of noncontrolling interests in consolidated joint ventures	—	(12,384)

Net cash provided by financing activities	277,258	1,763,876

Net (decrease) increase in cash and cash equivalents	(1,163)	35,484
Cash and cash equivalents at beginning of period	56,281	40,631

Cash and cash equivalents at end of period	$55,118	$76,115

Supplemental disclosure of cash flow information:

Cash paid for interest, including amounts capitalized	$159,746	$135,840
Cash paid for income taxes	1,947	2,045

Supplementary disclosure of noncash investing and financing activities:

Change in net assets related to foreign currency translation adjustments	$(6,190)	$36,286
Increase in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	3,175	(6,794)
Acquisition measurement period adjustment included in accounts payable and other accrued liabilities	21,893	—
Preferred units converted to common units	119,348	169,239
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	224,902	240,310
Additional accrual of contingent purchase price for investments in real estate	6,214	87,532

Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	143,033	1,336,127
Acquired above market leases	203	44,402
Acquired below market leases	(4,136)	(80,604)
Acquired in place lease value and deferred leasing costs	15,701	158,563
Mortgage loan assumed, net of premium	—	(6,890)

Cash paid for acquisition of real estate	$154,801	$1,451,598

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

(unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us, the General Partner or the Company) is engaged in the business of owning, acquiring, developing and managing technology-related real estate. The Company is focused on providing customer driven datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from financial services, cloud and information technology services, to manufacturing, energy, health care and consumer products. As of September 30, 2013, our portfolio consisted of 130 properties, including 12 properties held as investments in unconsolidated joint ventures and developable land, of which 103 are located throughout North America, 22 are located in Europe, three are located in Australia and two are located in Asia. We are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S., Amsterdam, Dublin, London and Paris markets in Europe and Singapore, Sydney, Melbourne and Osaka markets in the Asia Pacific region. The portfolio consists of Internet gateway and corporate datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of September 30, 2013, Digital Realty Trust, Inc. owns a 97.7% common interest and a 100% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.

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

September 30, 2013 and 2012

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

(b) Cash Equivalents

For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of September 30, 2013, cash equivalents consist of investments in money market instruments.

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

September 30, 2013 and 2012

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

Even if the Parent Company and the Operating Partnership are not subject to federal income taxes, the Company is subject to foreign, state and local income taxes in the jurisdictions in which it conducts business. The Company’s US consolidated taxable REIT subsidiary is subject to both federal and state income taxes to the extent there is taxable income. Accordingly, the Company recognizes and accrues income taxes for its taxable REIT subsidiaries, certain states and non-U.S. jurisdictions, as appropriate.

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of September 30, 2013 and December 31, 2012, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated income statements. For the three and nine months ended September 30, 2013 and 2012, we had no such interest or penalties. The tax years 2010 through 2012 remain open to examination by the major taxing jurisdictions with which the Parent Company and its subsidiaries file tax returns.

See Note 10 for further discussion on income taxes.

(e) Presentation of Transactional-Based Taxes

We account for transactional-based taxes, such as value added tax, or VAT, for our international properties on a net basis.

(f) Asset Retirement Obligations

We record accruals for estimated retirement obligations as required by current accounting guidance. The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. As of September 30, 2013 and December 31, 2012, the amount included in accounts payable and other accrued liabilities on our condensed consolidated balance sheets was approximately $1.7 million.

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

September 30, 2013 and 2012

(unaudited)

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2013 and 2012

(unaudited)

During the three months ended September 30, 2013 and 2012, we capitalized interest of approximately $6.9 million and $4.5 million, respectively, and $18.8 million and $13.6 million during the nine months ended September 30, 2013 and 2012, respectively. During the three months ended September 30, 2013 and 2012, we capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $9.7 million and $8.0 million, respectively, and $29.4 million and $23.3 million during the nine months ended September 30, 2013 and 2012, respectively. Cash flows from capitalized leasing costs of $36.4 million and $26.5 million are included in improvements to and advances for investments in real estate in cash flows from investing activities in the consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012, respectively.

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

Operating revenues from properties in the United States were $294.1 million and $270.2 million and outside the United States were $85.4 million and $72.3 million for the three months ended September 30, 2013 and 2012, respectively. Operating revenues from properties in the United States were $845.0 million and $778.3 million and outside the United States were $256.3 million and $151.0 million for the nine months ended September 30, 2013 and 2012, respectively. We had long-lived assets located in the United States of $5.4 billion and $5.0 billion and outside the United States of $2.6 billion and $2.5 billion as of September 30, 2013 and December 31, 2012, respectively.

Operating revenues from properties located in England were $48.0 million and $43.1 million, or 12.7% and 12.6% of total operating revenues, for the three months ended September 30, 2013 and 2012, respectively. Operating revenues from properties located in England were $144.0 million and $67.9 million, or 13.1% and 7.3% of total operating revenues, for the nine months ended September 30, 2013 and 2012, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these periods. We had long-lived assets located in England of $1.7 billion and $1.7 billion, or 21.2% and 22.3% of total long-lived assets, as of September 30, 2013 and December 31, 2012, respectively. No other foreign country comprised more than 10% of total long-lived assets as of September 30, 2013 and December 31, 2012.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2013 and 2012

(unaudited)

(n) Leasehold Interest Adjustment

During the three months ended September 30, 2013, a $10.0 million non-cash straight-line rent expense adjustment related to the Company’s leasehold interest at 111 8th Avenue in New York was recorded. In September 2010, the Company executed an extension and modification of this leasehold interest, which had been previously scheduled to expire in June 2014, and extended the expiration of the leasehold for another 10 years to June 2024. The Company determined that it should have adjusted the straight-line rent expense recorded on this leasehold interest when the modification was executed in September 2010. The $10.0 million adjustment recorded during the third quarter of 2013 represents a catch-up of the non-cash straight-line rent expense that should have been recorded from the fourth quarter of 2010 through the third quarter of 2013 at a run-rate of approximately $830,000 per quarter. The cumulative effect of the adjustment was deemed to be immaterial to the consolidated financial statements in the current period and the effect in the prior periods was deemed to be immaterial to the prior years impacted.

3. Investments in Real Estate

We acquired the following real estate properties during the nine months ended September 30, 2013:

Location	Metropolitan Area	Date Acquired	Amount (in millions) (1)
17201 Waterview Parkway	Dallas, Texas	January 31, 2013	$8.5
1900 S. Price Road	Phoenix, Arizona	January 31, 2013	24.0
371 Gough Road	Toronto, Canada	March 12, 2013	8.4
1500 Towerview Road	Minneapolis, Minnesota	March 27, 2013	37.0
CarTech (2)(5)	London, England	April 2, 2013	3.6
MetCenter Business Park (3)	Austin, Texas	May 20, 2013	31.9
Liverpoolweg 10 (4)	Amsterdam, Netherlands	June 27, 2013	3.9
Saito Industrial Park (2)	Osaka, Japan	August 9, 2013	9.6
Principal Park (2)(5)	London, England	September 23, 2013	19.3
De President, Hoofddorp (2)	Amsterdam, Netherlands	September 24, 2013	6.7

			$152.9

(1)	Purchase prices are all in U.S. dollars and exclude capitalized closing costs on land acquisitions. Purchase prices for acquisitions outside the United States are based on the exchange rate at the date of acquisition.
(2)	Represents currently vacant land which is not included in our operating property count.
(3)	MetCenter Business Park consists of three buildings at 8201 E. Riverside Drive and three buildings at 7401 E. Ben White Boulevard in the Austin metropolitan area. MetCenter Business Park is considered one property for our property count.
(4)	Acquisition of a partially-built data center in Groningen, Netherlands for a purchase price of $3.9 million. We paid an additional $2.6 million in October 2013 upon completion of construction by the tenant, with a final payment of $1.3 million expected to be paid in November 2013.
(5)	Portions of each land parcel were sold or are to be sold during the three months ended December 31, 2013. The cost basis of the land held for sale was approximately $11.0 million and is disclosed separately on the condensed consolidated balance sheet.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2013 and 2012

(unaudited)

The table below reflects the purchase price allocation for the properties acquired during the nine months ended September 30, 2013 (in thousands):

Location	Investments in Real Estate	Above-Market Lease	In-Place Lease	Below-Market Lease	Acquisition Date Fair-Value
17201 Waterview Parkway	$8,479	$—	$2,108	$(2,087)	$8,500
1900 S. Price Road	22,354	—	1,646	—	24,000
371 Gough Road	8,072	12	351	—	8,435
1500 Towerview Road	30,244	—	6,756	—	37,000
CarTech	3,599	—	—	—	3,599
MetCenter Business Park	28,918	191	4,840	(2,049)	31,900
Liverpoolweg 10	3,855	—	—	—	3,855
Saito Industrial Park	9,649	—	—	—	9,649
Principal Park	19,253	—	—	—	19,253
De President, Hoofddorp	6,737	—	—	—	6,737

Total	$141,160	$203	$15,701	$(4,136)	$152,928

Weighted average remaining intangible amortization life (in months)		35	98	96

4. Unconsolidated Joint Venture

On September 27, 2013, we formed a joint venture with an investment fund managed by Prudential Real Estate Investors (PREI®). We contributed nine Powered Base Building® data centers valued at approximately $366.4 million plus 20% of $2.8 million of closing costs. The PREI®-managed fund contributed cash equal to their 80% interest in the joint venture assets at fair value and we retained a 20% interest. The joint venture is structured to provide a current annual preferred return from cash flow first to the PREI®-managed interest, then to our interest, after which a portion of any excess cash flows is shared by the partners based on their respective interests and the remaining portion is paid to us as a promote interest. We will perform the day-to-day accounting and property management functions for the joint venture and, as such, will earn a management fee. Although we are the managing member of the joint venture and manage the day-to-day activities, all significant decisions, including approval of annual budgets, require approval of the PREI-managed member. Thus, we concluded we do not own a controlling interest and will account for our interest in the joint venture as an equity method investment.

The joint venture has arranged a $185.0 million five-year unsecured bank loan at LIBOR plus 180 basis points, representing a loan-to-value ratio of approximately 50%. Proceeds from the debt offset the contribution amounts required of the partners. The transaction generated approximately $328.6 million of net proceeds to us, comprised of our share of the initial draw-down on the bank loan in addition to the PREI® fund’s equity contribution, less our share of closing costs and accordingly we recognized a gain of approximately $115.1 million on the sale of the 80% interest in the nine properties during the three months ended September 30, 2013.

The operations of properties that we contributed to the joint venture are not recorded as discontinued operations because of our continuing involvement with these investment properties. Differences between the Company’s investment in the joint venture and the amount of the underlying equity in net assets of the joint venture are due to basis differences resulting from the Company’s equity investment recorded at its historical basis versus the fair value of certain of the Company’s contributions to the joint venture. Our proportionate share of the earnings or losses related to this unconsolidated joint venture is reflected as equity in earnings of unconsolidated joint ventures on the accompanying condensed consolidated income statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2013 and 2012

(unaudited)

The table below presents properties contributed to the joint venture at their fair value as of the contribution date (dollars in thousands).

Date	Property	Metropolitan Area	Square Feet	Gross Value
9/27/2013	4700 Old Ironsides Drive	Silicon Valley	90,139	$29,064
9/27/2013	4650 Old Ironsides Drive	Silicon Valley	124,383	56,258
9/27/2013	7505 Mason King Court	Northern Virginia	109,650	25,475
9/27/2013	43790 Devin Shafron Drive	Northern Virginia	152,138	45,505
9/27/2013	444 Toyama Drive	Silicon Valley	42,083	28,310
9/27/2013	21551 Beaumeade Circle	Northern Virginia	152,504	30,700
9/27/2013	2950 Zanker Road	Silicon Valley	69,700	45,669
9/27/2013	900 Dorothy Drive	Dallas	56,176	25,383
9/27/2013	14901 FAA Boulevard	Dallas	263,700	80,056

			1,060,473	$366,420

As properties are contributed to the joint venture with PREI®, the net assets are removed from the condensed consolidated financial statements. The table below reflects the carrying values of properties contributed to the joint venture as of the contribution date (in thousands).

Net investment in properties	$(181,032)
Acquired above market leases, net	(1,207)
Acquired in place lease value and deferred leasing costs, net	(11,459)
Acquired below market leases, net	483

Net assets contributed	$(193,215)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2013 and 2012

(unaudited)

5. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (acquired in place lease value and acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of September 30, 2013 and December 31, 2012.

	Balance as of
(Amounts in thousands)	September 30, 2013	December 31, 2012
Acquired in place lease value:
Gross amount	$717,158	$720,373
Accumulated amortization	(405,993)	(367,088)

Net	$311,165	$353,285

Acquired above market leases:
Gross amount	$131,585	$134,480
Accumulated amortization	(77,139)	(69,425)

Net	$54,446	$65,055

Acquired below market leases:
Gross amount	$288,658	$285,509
Accumulated amortization	(155,033)	(137,276)

Net	$133,625	$148,233

Amortization of acquired below-market lease value, net of acquired above-market lease value, resulted in an increase to rental revenues of $2.7 million and $2.3 million for the three months ended September 30, 2013 and 2012, respectively, and $8.8 million and $7.4 million for the nine months ended September 30, 2013 and 2012, respectively. The expected average remaining lives for acquired below market leases and acquired above market leases is 6.7 years and 4.7 years, respectively, as of September 30, 2013. Estimated annual amortization of acquired below-market lease value, net of acquired above-market lease value, for each of the five succeeding years, commencing January 1, 2014 is as follows:

(Amounts in thousands)
2014	$10,203
2015	9,222
2016	8,002
2017	6,518
2018	3,353

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2013 and 2012

(unaudited)

Amortization of acquired in place lease value (a component of depreciation and amortization expense) was $15.7 million and $14.5 million for the three months ended September 30, 2013 and 2012, respectively, and $46.0 million and $38.9 million for the nine months ended September 30, 2013 and 2012, respectively. The expected average amortization period for acquired in place lease value is 6.7 years as of September 30, 2013. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 5.3 years as of September 30, 2013. Estimated annual amortization of acquired in place lease value for each of the five succeeding years, commencing January 1, 2014 is as follows:

(Amounts in thousands)
2014	$54,656
2015	45,370
2016	42,298
2017	29,304
2018	26,380

6. Debt of the Company

In this Note 6, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.

The Company itself does not have any indebtedness. All debt is held directly or indirectly by the Operating Partnership.

Guarantee of Debt

The Company guarantees the Operating Partnership’s obligations with respect to its 5.50% exchangeable senior debentures due 2029 (2029 Debentures), 4.50% notes due 2015 (2015 Notes), 5.875% notes due 2020 (2020 Notes), 5.250% notes due 2021 (2021 Notes), 3.625% notes due 2022 (2022 Notes) and its unsecured senior notes sold to Prudential Investment Management, Inc. and certain of its affiliates pursuant to the Amended and Restated Note Purchase and Private Shelf Agreement, as amended, which we refer to as the Prudential shelf facility. The Company and the Operating Partnership guarantee the obligations of Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 4.250% notes due 2025 (2025 Notes). The Company is also the guarantor of the Operating Partnership’s and its subsidiary borrowers’ obligations under the global revolving credit facility and unsecured term loan.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2013 and 2012

(unaudited)

7. Debt of the Operating Partnership

A summary of outstanding indebtedness of the Operating Partnership as of September 30, 2013 and December 31, 2012 is as follows (in thousands):

Indebtedness	Interest Rate at September 30, 2013	Maturity Date	Principal Outstanding September 30, 2013		Principal Outstanding December 31, 2012
Global revolving credit facility	Various (1)	Nov. 3, 2017 (1)	$498,082	(2)	$723,729	(2)

Unsecured term loan	Various (3)(9)	Apr. 16, 2017 (3)	$950,205	(4)	$757,839	(4)

Unsecured senior notes:
Prudential Shelf Facility:
Series B	9.320%	Nov. 5, 2013	33,000	(16)	33,000
Series C	9.680%	Jan. 6, 2016	25,000		25,000
Series D	4.570%	Jan. 20, 2015	50,000		50,000
Series E	5.730%	Jan. 20, 2017	50,000		50,000
Series F	4.500%	Feb. 3, 2015	17,000		17,000

Total Prudential Shelf Facility			175,000		175,000
Senior Notes:
4.50% notes due 2015	4.500%	Jul. 15, 2015	375,000		375,000
5.875% notes due 2020	5.875%	Feb. 1, 2020	500,000		500,000
5.25% notes due 2021	5.250%	Mar. 15, 2021	400,000		400,000
3.625% notes due 2022	3.625%	Oct. 1, 2022	300,000		300,000
4.25% notes due 2025	4.250%	Jan. 17, 2025	647,440	(10)	—
Unamortized discounts			(15,381)		(11,779)

Total senior notes, net of discount			2,207,059		1,563,221

Total unsecured senior notes, net of discount			2,382,059		1,738,221

Exchangeable senior debentures:
5.50% exchangeable senior debentures due 2029	5.500%	Apr. 15, 2029 (5)	266,400		266,400

Total exchangeable senior debentures			266,400		266,400

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2013 and 2012

(unaudited)

Indebtedness	Interest Rate at September 30, 2013	Maturity Date	Principal Outstanding September 30, 2013		Principal Outstanding December 31, 2012

Mortgage loans:
Secured Term Debt (6)(7)	5.65%	Nov. 11, 2014	133,744		135,991
200 Paul Avenue 1-4 (7)	5.74%	Oct. 8, 2015	71,210		72,646
Mundells Roundabout	3-month GBP LIBOR + 1.20% (9)	Nov. 30, 2013	69,317	(10)(15)	69,612	(10)
2045 & 2055 LaFayette Street (7)	5.93%	Feb. 6, 2017	63,880		64,621
34551 Ardenwood Boulevard 1-4 (7)	5.95%	Nov. 11, 2016	52,349		52,916
1100 Space Park Drive (7)	5.89%	Dec. 11, 2016	52,315		52,889
600 West Seventh Street	5.80%	Mar. 15, 2016	49,964		51,174
150 South First Street (7)	6.30%	Feb. 6, 2017	50,287		50,830
360 Spear Street (7)	6.32%	Nov. 8, 2013	45,850	(17)	46,613
Clonshaugh Industrial Estate II (8)	3-month EURIBOR + 4.50%	Sep. 4, 2014	—	(13)	39,579	(11)
2334 Lundy Place (7)	5.96%	Nov. 11, 2016	38,074		38,486
1500 Space Park Drive (7)	6.15%	Oct. 5, 2013	—	(14)	35,682
Cressex 1 (12)	5.68%	Oct. 16, 2014	28,066	(10)	28,560	(10)
Paul van Vlissingenstraat 16	3-month EURIBOR + 1.60% (9)	Jul. 18, 2013	—	(14)	13,336	(11)
Chemin de l’Epinglier 2	3-month EURIBOR + 1.50% (9)	Jul. 18, 2013	—	(14)	9,649	(11)
Gyroscoopweg 2E-2F	3-month EURIBOR + 1.50% (9)	Oct. 18, 2013	8,598	(11)(15)	8,492	(11)
Manchester Technopark (12)	5.68%	Oct. 16, 2014	8,538	(10)	8,688	(10)
8025 North Interstate 35	4.09%	Mar. 6, 2016	6,377		6,561
731 East Trade Street	8.22%	Jul. 1, 2020	4,269		4,509
Unamortized net premiums			813		1,542

Total mortgage loans, net of premiums			683,651		792,376

Total indebtedness			$4,780,397		$4,278,565

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2013 and 2012

(unaudited)

(1)	The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin of 110 basis points, which is based on the credit rating of our long-term debt. An annual facility fee of 20 basis points, which is based on the credit rating of our long-term debt, is due and payable quarterly on the total commitment amount of the facility. Two six-month extensions are available, which we may exercise if certain conditions are met.
(2)	Balances as of September 30, 2013 and December 31, 2012 are as follows (balances, in thousands):

Denomination of Draw	Balance as of September 30, 2013		Weighted-average interest rate	Balance as of December 31, 2012		Weighted-average interest rate
U.S. dollar ($)	$277,000		1.36%	$49,000		2.05%
British pound sterling (£)	32,372	(a)	1.60%	433,195	(b)	1.75%
Euro (€)	63,577	(a)	1.23%	87,074	(b)	1.36%
Singapore dollar (SGD)	—		—	26,191	(b)	1.56%
Australian dollar (AUD)	62,866	(a)	3.66%	93,754	(b)	4.42%
Hong Kong dollar (HKD)	40,034	(a)	1.31%	34,515	(b)	1.53%
Japanese yen (JPY)	12,048	(a)	1.22%	—		—
Canadian dollar (CAD)	10,185	(a)	2.32%	—		—

Total	$498,082		1.66%	$723,729		2.05%

(a)	Based on exchange rates of $1.62 to £1.00, $1.35 to €1.00, $0.93 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY and $0.97 to 1.00 CAD as of September 30, 2013.
(b)	Based on exchange rates of $1.63 to £1.00, $1.32 to €1.00, $0.82 to 1.00 SGD, $1.04 to 1.00 AUD and $0.13 to 1.00 HKD as of December 31, 2012.

(3)	Interest rates are based on our senior unsecured debt ratings and are currently 120 basis points over the applicable index for floating rate advances. Two six-month extensions are available, which we may exercise if certain conditions are met.
(4)	Balances as of September 30, 2013 and December 31, 2012 are as follows (balances, in thousands):

Denomination of Draw	Balance as of September 30, 2013		Weighted-average interest rate	Balance as of December 31, 2012		Weighted-average interest rate
U.S. dollar ($)	$410,905		1.38%	$410,905		1.66%
Singapore dollar (SGD)	181,956	(a)	1.42%	155,098	(b)	1.77%
British pound sterling (£)	126,413	(a)	1.70%	91,191	(b)	1.94%
Euro (€)	134,593	(a)	1.38%	65,305	(b)	1.56%
Australian dollar (AUD)	96,338	(a)	3.80%	35,340	(b)	4.57%

Total	$950,205		1.68%	$757,839		1.84%

(a)	Based on exchange rates of $0.80 to 1.00 SGD, $1.62 to £1.00, $1.35 to €1.00 and $0.93 to 1.00 AUD as of September 30, 2013.
(b)	Based on exchange rates of $0.82 to 1.00 SGD, $1.63 to £1.00, $1.32 to €1.00 and $1.04 to 1.00 AUD as of December 31, 2012.

(5)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of April 15, 2014, April 15, 2019 and April 15, 2024. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on April 18, 2014.
(6)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.
(7)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.
(8)	The Operating Partnership or its subsidiary provides a limited recourse guarantee with respect to this loan.
(9)	We have entered into interest rate swap agreements as a cash flow hedge for interest generated by these US LIBOR, EURIBOR and GBP LIBOR based loans as well as the U.S. dollar and Singapore dollar tranches of the unsecured term loan. See note 14, “Derivative Instruments” for further information.
(10)	Based on exchange rate of $1.62 to £1.00 as of September 30, 2013 and $1.63 to £1.00 as of December 31, 2012.
(11)	Based on exchange rate of $1.35 to €1.00 as of September 30, 2013 and $1.32 to €1.00 as of December 31, 2012.
(12)	These loans are also secured by a £7.8 million letter of credit. These loans are cross-collateralized by the two properties.
(13)	This loan was repaid in full in June 2013. Net loss from early extinguishment of debt related to writeoff of unamortized deferred loan costs on this loan amounted to $0.5 million for both the three and nine months ended September 30, 2013.
(14)	These loans were repaid in full in July 2013.
(15)	These loans were repaid in full in October 2013.
(16)	This senior note was repaid in full in November 2013.
(17)	This loan was repaid in full in November 2013.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2013 and 2012

(unaudited)

Global Revolving Credit Facility

On August 15, 2013, the Operating Partnership refinanced its revolving credit facility, which we refer to as the global revolving credit facility, increasing its total borrowing capacity to $2.0 billion from $1.8 billion. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to $2.55 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on November 3, 2017, with two six-month extension options. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit rating of our long-term debt and is currently 110 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit rating of our long-term debt and currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling, Swiss franc and Japanese yen denominations. As of September 30, 2013, borrowings under the global revolving credit facility bore interest at a blended rate of 1.66% comprised of 1.36% (U.S. dollars), 1.60% (British pound sterling), 1.23% (Euros), 3.66% (Australian dollars), 1.31% (Hong Kong dollars), 1.22% (Japanese yen) and 2.32% (Canadian dollars). The interest rates are based on 1-month LIBOR, 1-month GBP LIBOR, 1-month EURIBOR, 1-month BBR, 1-month HIBOR, 1-month JPY LIBOR and 1-month CAD LIBOR, respectively, plus a margin of 1.10%. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and to provide for working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or preferred equity securities. As of September 30, 2013, we have capitalized approximately $17.6 million of financing costs related to the global revolving credit facility. As of September 30, 2013, approximately $498.1 million was drawn under this facility and $20.3 million of letters of credit were issued.

The global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of September 30, 2013, we were in compliance with all of such covenants.

Unsecured Term Loan

On August 15, 2013, we refinanced the senior unsecured multi-currency term loan facility, increasing its total borrowing capacity to $1.0 billion from $750.0 million, and pursuant to the accordion feature total commitments can be increased up to $1.1 billion, subject to the receipt of lender commitments and other conditions precedent. The facility matures on April 16, 2017, with two six-month extension options. Interest rates are based on our senior unsecured debt ratings and are currently 120 basis points over the applicable index for floating rate advances. Funds may be drawn in U.S, Singapore and Australian dollars, as well as Euro and British pound sterling denominations with the option to add Hong Kong dollars and Japanese yen upon an accordion exercise. Based on exchange rates in effect at September 30, 2013, the balance outstanding is approximately $950.2 million. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under this loan are consistent with our global revolving credit facility and, as of September 30, 2013, we were in compliance with all of such covenants. As of September 30, 2013, we have capitalized approximately $8.4 million of financing costs related to the unsecured term loan.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2013 and 2012

(unaudited)

Senior Notes

4.250% Notes due 2025

On January 18, 2013, Digital Stout Holding, LLC, a wholly-owned subsidiary of the Operating Partnership, issued £400.0 million (or approximately $634.8 million based on the exchange rate of £1.00 to $1.59 on January 18, 2013) aggregate principal amount of its 4.250% Guaranteed Notes due 2025, or the 2025 Notes. The 2025 Notes are senior unsecured obligations of Digital Stout Holding, LLC and are fully and unconditionally guaranteed by the Company and the Operating Partnership. Interest on the 2025 Notes is payable semiannually in arrears at a rate of 4.250% per annum. The net proceeds from the offering after deducting the original issue discount of approximately $4.8 million and underwriting commissions and estimated expenses of approximately $5.8 million was approximately $624.2 million. We used the net proceeds from this offering to temporarily repay borrowings under our global revolving credit facility. The 2025 Notes have been reflected net of discount in the condensed consolidated balance sheet. The indenture governing the 2025 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60% , (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of the unsecured debt. At September 30, 2013, we were in compliance with all of such covenants.

The table below summarizes our debt maturities and principal payments as of September 30, 2013 (in thousands):

	Global Revolving Credit Facility (1)	Unsecured Term Loan (1)	Prudential Shelf Facility	Senior Notes	Exchangeable Senior Debentures (2)	Mortgage Loans (3)	Total Debt
Remainder of 2013	$—	$—	$33,000	$—	$—	$126,751	$159,751
2014	—	—	—	—	266,400	177,851	444,251
2015	—	—	67,000	375,000	—	75,493	517,493
2016	—	—	25,000	—	—	191,979	216,979
2017	498,082	950,205	50,000	—	—	108,395	1,606,682
Thereafter	—	—	—	1,847,440	—	2,369	1,849,809

Subtotal	$498,082	$950,205	$175,000	$2,222,440	$266,400	$682,838	$4,794,965
Unamortized discount	—	—	—	(15,381)	—	—	(15,381)
Unamortized premium	—	—	—	—	—	813	813

Total	$498,082	$950,205	$175,000	$2,207,059	$266,400	$683,651	$4,780,397

(1)	Subject to two six-month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility and the unsecured term loan, as applicable.
(2)	Assumes maturity of the 2029 Debentures at their first redemption date in April 2014.
(3)	Our mortgage loans are generally non-recourse to us, subject to carve-outs for specified actions by us or specified undisclosed environmental liabilities. As of September 30, 2013, we provided partial letter of credit support with respect to approximately $36.6 million of the outstanding mortgage indebtedness (based on exchange rates as of September 30, 2013).

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2013 and 2012

(unaudited)

8. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income available to common stockholders—basic	$138,872	$45,615	$228,606	$126,847
Add: Interest and amortization of debt issuance costs on 2029 Debentures	4,050	—	—	—

Net income available to common stockholders—diluted	$142,922	$45,615	$228,606	$126,847

Weighted average shares outstanding—basic	128,427,444	122,026,421	127,771,419	112,995,512
Potentially dilutive common shares:
Stock options	58,150	76,774	64,767	74,462
Unvested incentive units	132,195	250,316	119,583	205,247
Effect of dilutive 2029 Debentures	6,683,976	—	—	—

Weighted average shares outstanding—diluted	135,301,765	122,353,511	127,955,769	113,275,221

Income per share:
Basic	$1.08	$0.37	$1.79	$1.12

Diluted	$1.06	$0.37	$1.79	$1.12

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	2,549,749	4,345,574	2,515,964	4,346,586
Potentially dilutive 2029 Debentures	—	6,514,812	6,628,489	6,471,282
Potentially dilutive Series C Cumulative Convertible Preferred Stock	—	—	—	1,087,398
Potentially dilutive Series D Cumulative Convertible Preferred Stock	—	4,219,384	629,389	4,309,978
Potentially dilutive Series E Cumulative Redeemable Preferred Stock	5,251,059	4,151,146	4,853,976	4,045,501
Potentially dilutive Series F Cumulative Redeemable Preferred Stock	3,330,210	2,632,647	3,078,381	1,243,998
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	4,553,517	—	2,918,921	—

	15,684,535	21,863,563	20,625,120	21,504,743

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2013 and 2012

(unaudited)

9. Income per Unit

The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income available to common unitholders—basic	$141,629	$47,189	$233,123	$131,668
Add: Interest and amortization of debt issuance costs on 2029 Debentures	4,050	—	—	—

Net income available to common unitholders—diluted	$145,679	$47,189	$233,123	$131,668

Weighted average units outstanding—basic	130,977,193	126,242,751	130,287,383	117,291,480
Potentially dilutive common units:
Stock options	58,150	76,774	64,767	74,462
Unvested incentive units	132,195	250,316	119,583	205,247
Effect of dilutive 2029 Debentures	6,683,976	—	—	—

Weighted average units outstanding—diluted	137,851,514	126,569,841	130,471,733	117,571,189

Income per unit:
Basic	$1.08	$0.37	$1.79	$1.12

Diluted	$1.06	$0.37	$1.79	$1.12

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Potentially dilutive 2029 Debentures	—	6,514,812	6,628,489	6,471,282
Potentially dilutive Series C Cumulative Convertible Preferred Units	—	—	—	1,087,398
Potentially dilutive Series D Cumulative Convertible Preferred Units	—	4,219,384	629,389	4,309,978
Potentially dilutive Series E Cumulative Redeemable Preferred Units	5,251,059	4,151,146	4,853,976	4,045,501
Potentially dilutive Series F Cumulative Redeemable Preferred Units	3,330,210	2,632,647	3,078,381	1,243,998
Potentially dilutive Series G Cumulative Redeemable Preferred Units	4,553,517	—	2,918,921	—

	13,134,786	17,517,989	18,109,156	17,158,157

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2013 and 2012

(unaudited)

10. Income Taxes

Digital Realty Trust, Inc. (the Parent Company) has elected to be taxed as a REIT and believes that it has complied with the REIT requirements of the Code. As a REIT, the Parent Company is generally not subject to corporate level federal income taxes on taxable income to the extent it is currently distributed to its stockholders. Since inception, the Parent Company has distributed at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2013. As such, no provision for federal income taxes has been included in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012.

We have elected taxable REIT subsidiary (TRS) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs and hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the three and nine months ended September 30, 2013 and 2012.

For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the three and nine months ended September 30, 2013 and 2012. As of September 30, 2013, we had a net deferred tax liability of approximately $144.8 million primarily related to our foreign properties, comprised of a $87.8 million deferred tax asset, net of a $232.6 million deferred tax liability. The majority of our net deferred tax liability relates to differences between the tax basis and book basis of the assets acquired in the Sentrum Portfolio acquisition during 2012. In July 2013, we made certain immaterial measurement period adjustments to the provisional amounts initially recorded for the net deferred tax liability recorded as part of the Sentrum acquisition, which closed in July 2012.

11. Equity and Accumulated Other Comprehensive Loss, Net

(a) Equity Distribution Agreements

On June 29, 2011, Digital Realty Trust, Inc. entered into new equity distribution agreements, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. For the nine months ended September 30, 2012, Digital Realty Trust, Inc. generated net proceeds of approximately $62.7 million from the issuance of approximately 1.0 million common shares under the 2011 Equity Distribution Agreements at an average price of $66.19 per share after payment of approximately $0.6 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the nine months ended September 30, 2013. As of September 30, 2013, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

(b) Redeemable Preferred Stock

On April 9, 2013, Digital Realty Trust, Inc. issued an aggregate of 10,000,000 shares of its 5.875% series G cumulative redeemable preferred stock, or the series G preferred stock, for gross proceeds of $250.0 million. Dividends are cumulative on the series G preferred stock from the date of original issuance in the amount of $1.46875 per share each year, which is equivalent to 5.875% of the $25.00 liquidation preference per share. Dividends on the series G preferred stock are payable quarterly in arrears. The first dividend paid on the series G preferred stock on June 28, 2013 was a pro rata dividend from and including the original issue date to and including September 30, 2013 in the amount of $0.334550 per share. The series G preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series G preferred stock will rank senior to Digital Realty Trust, Inc. common stock and rank on parity with Digital Realty Trust, Inc.’s series E

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2013 and 2012

(unaudited)

cumulative redeemable and series F cumulative redeemable preferred stock with respect to the payment of distributions and other amounts. Digital Realty Trust, Inc. is not allowed to redeem the series G preferred stock before April 9, 2018, except in limited circumstances to preserve its status as a REIT. On or after April 9, 2018, Digital Realty Trust, Inc. may, at its option, redeem the series G preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series G preferred stock up to but excluding the redemption date. Holders of the series G preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) is listed on the New York Stock Exchange, or NYSE, the NYSE MKT, LLC, or NYSE MKT, or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of series G preferred stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the series G preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the series G preferred stock) to convert some or all of the series G preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of series G preferred stock to be converted equal to the lesser of:

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

(c) Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interest in the Operating Partnership as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	128,438,970	97.7%	125,140,783	97.8%
Noncontrolling interests consist of:
Common units held by third parties	1,500,814	1.2	1,515,814	1.2
Incentive units held by employees and directors (see note 13)	1,481,217	1.1	1,335,586	1.0

	131,421,001	100.0%	127,992,183	100.0%

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2013 and 2012

(unaudited)

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $134.9 million and $161.5 million based on the closing market price of Digital Realty Trust, Inc. common stock on September 30, 2013 and December 31, 2012, respectively.

The following table shows activity for the noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2013:

	Common Units	Incentive Units	Total
As of December 31, 2012	1,515,814	1,335,586	2,851,400

Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(15,000)	—	(15,000)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(27,128)	(27,128)
Cancellation of incentive units held by employees and directors	—	(19,483)	(19,483)
Grant of incentive units to employees and directors	—	192,242	192,242

As of September 30, 2013	1,500,814	1,481,217	2,982,031

(1)	This redemption was recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet of Digital Realty Trust, Inc.

Under the terms of certain third parties’ (the eXchange parties) contribution agreements signed in the third quarter of 2004, we agreed to indemnify each eXchange party against adverse tax consequences in the event the Operating Partnership directly or indirectly sold, exchanged or otherwise disposed of (whether by way of merger, sale of assets or otherwise) in a taxable transaction any interest in 200 Paul Avenue 1-4 or 1100 Space Park Drive until the earlier of November 3, 2013 or the date on which these contributors or certain transferees hold less than 25% of the Operating Partnership common units issued to them in the formation transactions consummated concurrently with the IPO. Under the eXchange parties’ amended contribution agreement, the Operating Partnership agreed to make approximately $17.8 million of indebtedness available for guaranty by the eXchange parties until the earlier of November 3, 2013 and the date on which these contributors or certain transferees hold less than 25% of the Operating Partnership common units issued to them in the formation transactions consummated concurrently with the IPO, and we agreed to indemnify each eXchange party against adverse tax consequences if the Operating Partnership does not provide such indebtedness to guarantee.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2013 and 2012

(unaudited)

(d) Dividends

We have declared and paid the following dividends on our common and preferred stock for the nine months ended September 30, 2013 (in thousands):

Date dividend declared	Dividend payable date	Series E Preferred Stock (1)	Series F Preferred Stock (2)	Series G Preferred Stock (3)		Common Stock (4)
February 12, 2013	March 29, 2013	$5,031	$3,023	$—		$100,165
May 1, 2013	June 28, 2013	5,031	3,023	3,345	(5)	100,169
July 23, 2013	September 30, 2013	5,031	3,023	3,672		100,180

		$15,093	$9,069	$7,017		$300,514

(1)	$1.750 annual rate of dividend per share.
(2)	$1.656 annual rate of dividend per share.
(3)	$1.469 annual rate of dividend per share.
(4)	$3.120 annual rate of dividend per share.
(5)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2013.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2013 and 2012

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

(e) Accumulated Other Comprehensive Loss, Net

The accumulated balances for each item within other comprehensive loss are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive loss, net
Balance as of December 31, 2012	$(2,576)	$(9,615)	$(12,191)
Net current period change	(6,102)	3,112	(2,990)
Reclassification to interest expense from interest rate swaps	—	4,854	4,854

Balance as of September 30, 2013	$(8,678)	$(1,649)	$(10,327)

12. Capital and Accumulated Other Comprehensive Loss

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

September 30, 2013 and 2012

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

The redemption value of the limited partners’ common units and the vested incentive units was approximately $134.9 million and $161.5 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on September 30, 2013 and December 31, 2012, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2013 and 2012

(unaudited)

(d) Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s board of directors. The Operating Partnership has declared and paid the following distributions on its common and preferred units for the nine months ended September 30, 2013 (in thousands):

Date distribution declared	Distribution payable date	Series E Preferred Units (1)	Series F Preferred Units (2)	Series G Preferred Units (3)		Common Units (4)
February 12, 2013	March 29, 2013	$5,031	$3,023	$—		$102,506
May 1, 2013	June 28, 2013	5,031	3,023	3,345	(5)	102,507
July 23, 2013	September 30, 2013	5,031	3,023	3,672		102,506

		$15,093	$9,069	$7,017		$307,519

(1)	$1.750 annual rate of distribution per unit.
(2)	$1.656 annual rate of distribution per unit.
(3)	$1.469 annual rate of distribution per unit.
(4)	$3.120 annual rate of distribution per unit.
(5)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2013.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2013 and 2012

(unaudited)

(e) Accumulated Other Comprehensive Loss

The accumulated balances for each item within other comprehensive loss are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2012	$(4,401)	$(10,509)	$(14,910)
Net current period change	(6,190)	3,175	(3,015)
Reclassification to interest expense from interest rate swaps	—	4,949	4,949

Balance as of September 30, 2013	$(10,591)	$(2,385)	$(12,976)

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

As of September 30, 2013, 3,210,610 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Amended and Restated 2004 Incentive Award Plan. Each long-term incentive unit and Class C Unit issued under the Amended and Restated 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the Amended and Restated 2004 Incentive Award Plan and the individual award limit discussed above.

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

September 30, 2013 and 2012

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

During the nine months ended September 30, 2013 and 2012, certain employees and directors were granted an aggregate of 89,769 and 79,237 long-term incentive units, respectively. During the nine months ended September 30, 2013 and 2012, certain employees were also granted an aggregate of 95,316 and 86,843 long-term incentive units, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of units which ultimately vests. The performance condition is based upon our achievement of the respective fiscal years’ Funds From Operations, or FFO, per share targets. Upon evaluating the results of the performance condition, the final number of units is determined and such units vest based on satisfaction of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the grant date and 30% vesting on each of the third and fourth anniversaries of the grant date, provided the grantee continues employment on each anniversary date. Based on our 2012 FFO per diluted share and unit, 78,118 of the 2012 long-term incentive units, net of forfeitures, satisfied the performance condition. The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock, are being expensed on a straight-line basis for service awards over the vesting period of the long-term incentive units, which ranges from three to five years. For performance based awards, we expense the fair value using an accelerated method with each vesting tranche valued as a separate award.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2013 and 2012

(unaudited)

The expense recorded for each of the three months ended September 30, 2013 and 2012 related to long-term incentive units was approximately $2.1 million and approximately $7.2 million for each of the nine months ended September 30, 2013 and 2012. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.4 million for each of the three months ended September 30, 2013 and 2012 and approximately $1.3 million and $0.8 million for the nine months ended September 30, 2013 and 2012, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $16.3 million and $13.3 million as of September 30, 2013 and December 31, 2012, respectively. We expect to recognize this unearned compensation over the next 2.7 years on a weighted average basis.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2013 and 2012

(unaudited)

(c) Stock Options

The following table summarizes the Amended and Restated 2004 Incentive Award Plan’s stock option activity for the nine months ended September 30, 2013:

	Nine months ended September 30, 2013
	Shares	Weighted average exercise price
Options outstanding, beginning of period	129,259	$30.61
Exercised	(5,569)	41.24
Cancelled / Forfeited	—	—

Options outstanding, end of period	123,690	$30.13

Exercisable, end of period	123,690	$30.13

Options outstanding and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value
$12.00-13.02	34,870	1.08	$12.00	$1,433,157
$20.37-28.09	17,000	2.14	21.28	540,970
$33.18-41.73	71,820	3.55	41.02	867,261
	123,690	2.66	$30.13	$2,841,388

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2013 and 2012

(unaudited)

(d) Restricted Stock

During the nine months ended September 30, 2013 and 2012, certain employees were granted an aggregate of 69,423 and 45,184 shares of restricted stock, respectively. During the nine months ended September 30, 2013 and 2012, certain employees were also granted an aggregate of 69,995 and 52,947 shares of restricted stock, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of shares which ultimately vests. The performance condition is based upon our achievement of the respective year’s FFO per share targets. Upon evaluating the results of the performance condition, the final number of shares is determined and such shares vest based on satisfaction of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the grant date and 30% vesting on each of the third and fourth anniversaries of the grant date provided the grantee continues employment on each anniversary date. Based on our 2012 FFO per diluted share and unit, 49,325 of the 2012 restricted stock, net of forfeitures, satisfied the performance condition.

The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock, are being expensed on a straight-line basis for service awards over the vesting period of the restricted stock, which ranges from three to four years. For performance based awards, we expense the fair value using an accelerated method with each vesting tranche valued as a separate award.

The expense recorded for the three months ended September 30, 2013 and 2012 related to grants of restricted stock was approximately $0.8 million and approximately $0.6 million, respectively, and approximately $2.2 million and approximately $2.1 million for the nine months ended September 30, 2013 and 2012, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.7 million and $0.6 million for the three months ended September 30, 2013 and 2012, respectively, and approximately $1.9 million and $1.5 million for the nine months ended September 30, 2013 and 2012, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $10.9 million and $7.4 million as of September 30, 2013 and December 31, 2012, respectively. We expect to recognize this unearned compensation over the next 2.9 years on a weighted average basis.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2013 or December 31, 2012.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2013 and 2012

(unaudited)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The fair value of these derivatives was ($0.6) million and ($8.7) million at September 30, 2013 and December 31, 2012, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2013 and 2012, there were no ineffective portions to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our debt. As of September 30, 2013, we estimate that an additional $3.3 million will be reclassified as an increase to interest expense during the twelve months ending September 30, 2014, as the hedged forecasted transactions impact earnings.

As of September 30, 2013 and December 31, 2012, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Notional Amount									Fair Value at Significant Other Observable Inputs (Level 2)
As of September 30, 2013		As of December 31, 2012		Type of Derivative	Strike Rate	Effective Date	Expiration Date		As of September 30, 2013	As of December 31, 2012
$69,317	(1)	$69,612	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013		$(275)	$(1,552)
—		13,335	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013	(5)	—	(275)
—		9,649	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013	(5)	—	(203)
8,599	(2)	8,492	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013		(15)	(255)
—		39,579	(2)	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014	(6)	—	(1,617)
410,905	(3)	410,905	(3)	Swap	0.717	Various	Various		(447)	(3,642)
150,900	(4)	155,099	(4)	Swap	0.925	Jul. 17, 2012	Apr. 18, 2017		185	(1,131)

$639,721		$706,671							$(552)	$(8,675)

(1)	Translation to U.S. dollars is based on exchange rate of $1.62 to £1.00 as of September 30, 2013 and $1.63 to £1.00 as of December 31, 2012.
(2)	Translation to U.S. dollars is based on exchange rate of $1.35 to €1.00 as of September 30, 2013 and $1.32 to €1.00 as of December 31, 2012.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2013 and 2012

(unaudited)

(3)	Represents the U.S. dollar tranche of the unsecured term loan.
(4)	Represents the Singapore dollar tranche of the unsecured term loan. Translation to U.S. dollars is based on exchange rate of $0.80 to 1.00 SGD as of September 30, 2013 and $0.82 to 1.00 SGD as of December 31, 2012.
(5)	The swap agreements were terminated as the mortgage loans were paid in full in July 2013.
(6)	The swap agreement was terminated as the mortgage loan was paid in full in June 2013.

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

The Company’s disclosures of estimated fair value of financial instruments at September 30, 2013 and December 31, 2012 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. As described in note 14, the interest rate swaps are recorded at fair value.

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

As of September 30, 2013 and December 31, 2012, the aggregate estimated fair value and carrying value of our global revolving credit facility, unsecured term loan, unsecured senior notes, exchangeable senior debentures and mortgage loans were as follows (in thousands):

	Categorization under the fair value hierarchy	As of September 30, 2013		As of December 31, 2012
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Global revolving credit facility (1)	Level 2	$498,082	$498,082	$723,729	$723,729
Unsecured term loan (2)	Level 2	950,205	950,205	757,839	757,839
Unsecured senior notes (3)(4)	Level 2	2,449,596	2,382,059	1,907,188	1,738,221
Exchangeable senior debentures (3)	Level 2	364,449	266,400	446,476	266,400
Mortgage loans (3)	Level 2	728,760	683,651	845,125	792,376

		$4,991,092	$4,780,397	$4,680,357	$4,278,565

(1)	The carrying value of our global revolving credit facility approximates estimated fair value, due to the variability of interest rates and the stability of our credit rating.
(2)	The carrying value of our unsecured term loan approximates estimated fair value, due to the variability of interest rates and the stability of our credit rating.
(3)	Valuations for our unsecured senior notes and mortgage loans are determined based on the expected future payments discounted at risk-adjusted rates. The 2015 Notes, 2020 Notes, 2021 Notes, 2022 Notes and 2025 Notes and exchangeable senior debentures are valued based on quoted market prices.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2013 and 2012

(unaudited)

(4)	The carrying value of the 2015 Notes, 2020 Notes, 2021 Notes, 2022 Notes and 2025 Notes are net of discount of $15,381 and $11,779 in the aggregate as of September 30, 2013 and December 31, 2012, respectively.

16. Related Party Transactions

In December 2006, we entered into ten leases with tel(x) pursuant to which tel(x) provides enhanced meet-me-room services to our customers. The initial terms of these leases expire in 2026, and tel(x) has options to extend them through 2046. tel(x) was acquired by GI Partners Fund II, LLP in November 2006, which, collectively with GI Partners Side Fund II, L.P., owned the majority of the outstanding stock of tel(x). Richard Magnuson, our former director and Chairman who served until our 2012 Annual Meeting of Stockholders, or the 2012 Annual Meeting, is the chief executive officer of the advisor to GI Partners Fund II, LLP and GI Partners Side Fund II, L.P. During the year ended December 31, 2011, GI Partners Fund II, LLP and GI Partners Side Fund II, L.P completed the sale of tel(x) to an unrelated third party. Our condensed consolidated income statements include rental revenues of approximately $15.6 million and $12.0 million from tel(x) for the three months ended September 30, 2013 and 2012, respectively, and approximately $44.0 million and $33.7 million for the nine months ended September 30, 2013 and 2012, respectively. In connection with the lease agreements, we entered into an operating agreement with tel(x), effective as of December 1, 2006, with respect to joint sales and marketing efforts, designation of representatives to manage the national relationship between us and tel(x) and future meet-me-room facilities. As of September 30, 2013 and December 31, 2012, tel(x) leased from us 331,002 square feet under 51 lease agreements and 288,940 square feet under 44 lease agreements, respectively; all but ten leases for 76,684 square feet were entered into prior to the sale of tel(x) to an unrelated third party in September 2011.

We also entered into an agreement with tel(x), effective as of December 1, 2006, with respect to percentage rent arising out of potential future lease agreements for rentable space in buildings covered by the meet-me-room lease agreements. Percentage rent earned during the three months ended September 30, 2013 and 2012 amounted to approximately $2.0 million and $1.7 million, respectively, and approximately $3.9 million and $3.1 million during the nine months ended September 30, 2013 and 2012, respectively. In addition, in connection with the lease agreements, we entered into a management agreement with tel(x), effective as of December 1, 2007, pursuant to which tel(x) agreed to provide us with certain management services in exchange for a management fee of one percent of rents actually collected by tel(x).

We are party to nine leases with SoftLayer, all of which are in place as of September 30, 2013. The initial terms of these leases expire from 2013 to 2025, and SoftLayer has options to extend them from 2018 through 2035. On August 3, 2010, GI Partners Fund III, L.P. acquired a controlling interest in SoftLayer. Richard Magnuson, our former director and Chairman who served until our 2012 Annual Meeting, is also a manager of the general partner to GI Partners Fund III, L.P. Our condensed consolidated income statements include rental revenues of approximately $14.9 million and $19.4 million from SoftLayer for the three months ended September 30, 2013 and 2012, respectively, and approximately $40.6 million and $41.2 million for the nine months ended September 30, 2013 and 2012, respectively. In July 2013, SoftLayer was acquired by IBM.

Mr. Magnuson did not stand for re-election to our Board of Directors at our 2012 Annual Meeting. His term as a member of our Board of Directors and our Chairman ended effective April 23, 2012, the date of the 2012 Annual Meeting.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2013 and 2012

(unaudited)

17. Commitments and Contingencies

(a) Contingent liabilities

As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined. As of September 30, 2013, construction is not complete and none of the leases executed subsequent to purchase would cause an amount to become probable of payment and therefore no amount is accrued as of September 30, 2013. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $39.8 million based on the exchange rate as of September 30, 2013). The earnout contingency expires in November 2020.

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

As part of the acquisition of the Sentrum Portfolio, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of contingent consideration was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). During the three months ended March 31, 2013, we made certain immaterial corrections to the initial measurement of the accrued contingent consideration that resulted in an additional $5.8 million of purchase price allocated to investments in real estate. These corrections had no impact on reported net income for the period. We have adjusted the contingent consideration to fair value at each reporting date with changes in fair value recognized in operating income. At September 30, 2013, the fair value of the contingent consideration for Sentrum was £45.2 million (or approximately $73.1 million based on the exchange rate as of September 30, 2013) and is currently accrued in accounts payable and other accrued expenses in the condensed consolidated balance sheet. During the nine months ended September 30, 2013, we have made earnout payments of approximately £16.9 million (or approximately $25.8 million based on the exchange rates as of the date of each payment). Change in fair value of contingent consideration for Sentrum was an increase to operating income of approximately $0.9 million and $13.0 thousand for the three and nine months ended September 30, 2013, respectively. The earn-out contingency expires in July 2015. This amount will be reassessed on a quarterly basis, with any changes being recognized in earnings. Increases or decreases in the fair value of the contingent consideration can result from changes in discount periods, discount rates and probabilities that contingencies will be met.

(b) Construction Commitments

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At September 30, 2013, we had open commitments related to construction contracts of approximately $191.7 million.

(c) Legal Proceedings

Although the Company is involved in legal proceedings arising in the ordinary course of business, as of September 30, 2013, the Company is not currently a party to any legal proceedings, nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2013 and 2012

(unaudited)

18. Subsequent Events

On October 23, 2013, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit:

Share / Unit Class	Series E Preferred Stock and Unit	Series F Preferred Stock and Unit	Series G Preferred Stock and Unit	Common stock and common unit
Dividend and distribution amount	$0.437500	$0.414063	$0.367188	$0.780000
Dividend and distribution payable date	December 31, 2013	December 31, 2013	December 31, 2013	January 15, 2014
Dividend and distribution payable to holders of record on	December 13, 2013	December 13, 2013	December 13, 2013	December 13, 2013
Annual equivalent rate of dividend and distribution	$1.750	$1.656	$1.46875	$3.120

On October 23, 2013, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $500.0 million of its outstanding common stock, which the Company may use to opportunistically reacquire shares on the open market or in privately negotiated transactions or otherwise, based on the then-current share price and capital allocation alternatives.

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

As of September 30, 2013, we owned an aggregate of 130 technology-related real estate properties, including 12 properties held as investments in unconsolidated joint ventures, with approximately 24.0 million rentable square feet including approximately 2.8 million square feet of space held for development. The 12 properties held as investments in unconsolidated joint ventures have an aggregate of approximately 1,512,000 rentable square feet. In addition, we own 11 parcels of developable land comprised of approximately 158 acres. At September 30, 2013, approximately 1,533,000 square feet was under construction for Turn-Key FlexSM, Powered Base Building® and Custom Solutions (formerly referred to as Build-to-Suit) products, all of which are expected to be income producing on or after completion, in 10 U.S. domestic markets, two European markets, one Canadian market and one Australian market, consisting of approximately 691,000 square feet of space under development projects and 842,000 square feet of land under development projects.

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

We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to Digital Realty Trust, Inc.’s common stock and preferred stock. We currently intend to limit our indebtedness to 60% of our total enterprise value and, based on the closing price of Digital Realty Trust, Inc. common stock on September 30, 2013 of $53.10, our ratio of debt to total enterprise value was approximately 38%. Our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our company’s incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc. common stock and excluding long-term incentive units and Class C units), plus the book value of our total consolidated indebtedness.

Revenue base. As of September 30, 2013, we owned 130 properties through our operating partnership, including 12 properties held as investments in unconsolidated joint ventures and developable land. These properties are mainly located throughout the U.S., with 22 properties located in Europe, three properties in Australia, two properties in Canada and two properties in Asia. We, through our predecessor, acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties Acquired (1)	Net Rentable Square Feet (2)	Square Feet of Space Held for Development as of September 30, 2013 (3)
2002	5	1,156,483	46,530
2003	6	1,074,662	—
2004	10	2,530,864	141,401
2005	20	3,402,194	148,103
2006	17	2,688,702	59,517
2007 (4)	13	2,150,044	157,774
2008	5	381,481	182,767
2009 (5)(7)	8	1,071,252	589,701
2010	15	2,200,169	345,552
2011 (6)	10	1,006,136	134,829
2012	15	2,444,494	847,389
2013	6	926,917	164,421

Properties owned as of September 30, 2013	130	21,033,398	2,817,984

(1)	Excludes properties sold: 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006. Includes ten properties held in our managed portfolio of unconsolidated joint ventures consisting of 4650 Old Ironsides Drive (Silicon Valley), 2950 Zanker Road (Silicon Valley), 4700 Old Ironsides Drive (Silicon Valley), 444 Toyama Drive (Silicon Valley), 43790 Devin Shafron Drive (Northern Virginia), 21551 Beaumeade Circle (Northern Virginia), 7505 Mason King Court (Northern Virginia), 14901 FAA Boulevard (Dallas), 900 Dorothy Drive (Dallas) and 33 Chun Choi Street (Hong Kong); and two unconsolidated non-managed joint ventures: 2001 Sixth Avenue (Seattle) and 2020 Fifth Avenue (Seattle).
(2)	Current net rentable square feet as of September 30, 2013, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes tenants’ proportional share of common areas but excludes space held for development.
(3)	Space held for development is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. In certain circumstances this may include datacenter space that requires a large capital investment in order to build out the space. The amounts included in this table represent development space as of September 30, 2013 in the properties acquired during the relevant period.
(4)	Includes three developed buildings (43915 Devin Shafron Drive, 43830 Devin Shafron Drive and 43790 Devin Shafron Drive) placed into service in 2010 and 2011 that are being included with a property (Devin Shafron buildings) that was acquired in 2007.
(5)	Includes a developed building (21551 Beaumeade Circle) placed into service in 2011 that is being included with a property (Beaumeade Circle Portfolio) that was acquired in 2009.
(6)	Includes four developed buildings (43940 Digital Loudoun Plaza in Northern Virginia, 3825 NW Aloclek Place in Portland, Oregon, 98 Radnor Drive in Melbourne, Australia and 1-23 Templar Road in Sydney, Australia) placed into service in 2013 and 2012 that were acquired in 2011.
(7)	43790 Devin Shafron Drive and 21551 Beaumeade Circle, which were previously included as part of the Devin Shafron buildings and Beaumeade Portfolio, respectively, are now each separately included in the property count because they were separately contributed to an unconsolidated joint venture in September 2013.

In May 2008, we acquired 701 & 717 Leonard Street, a parking garage in Dallas, Texas; however, we exclude the acquisition from our property count because it is located adjacent to our internet gateway datacenter located at 2323 Bryan Street and is not considered a separate property.

On September 27, 2013, we formed a joint venture with an investment fund managed by Prudential Real Estate Investors (PREI®). We contributed nine Powered Base Building® data centers totaling 1.06 million square feet and valued at approximately $366.4 million (excluding $2.8 million of closing costs). The PREI®-managed fund took an 80% interest in the joint venture and we retained a 20% interest. The joint venture is structured to provide a current annual preferred return from cash flow first to the PREI®-managed interest, then to our interest, after which a portion of any excess cash flows is shared by the partners based on their respective interests and the remaining portion is paid to us as a promote interest. We will perform the day-to-day accounting and property management functions for the joint venture and, as such, will earn a management fee for the services provided. Although we are the managing member of the joint venture and manage the day-to-day activities, all significant decisions, including approval of annual budgets and setting the amount of our management fees require approval of the PREI® member. Thus we concluded we do not own a controlling interest and will account for our interest in the joint venture as an equity method investment, which will result in a reduction in same-store revenues and net income from these properties on our income statement relative to historical periods.

As of September 30, 2013, the properties in our portfolio were approximately 92.6% leased excluding 2.8 million square feet of space held for development and 12 properties held as investments in unconsolidated joint ventures. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of September 30, 2013, our original average lease term was approximately 12 years, with an average of approximately seven years remaining. Our lease expirations through December 31, 2014 are 8.5% of rentable square feet, excluding space held for development as of September 30, 2013.

Operating revenues from properties in the United States were $294.1 million and $270.2 million and outside the United States were $85.4 million and $72.3 million for the three months ended September 30, 2013 and 2012, respectively. Operating revenues from properties in the United States were $845.0 million and $778.3 million and outside the United States were $256.3 million and $151.0 million for the nine months ended September 30, 2013 and 2012, respectively. We had long-lived assets located in the United States of $5.4 billion and $5.0 billion and outside the United States of $2.6 billion and $2.5 billion as of September 30, 2013 and December 31, 2012, respectively.

Operating revenues from properties located in England were $48.0 million and $43.1 million, or 12.7% and 12.6% of total operating revenues, for the three months ended September 30, 2013 and 2012, respectively. Operating revenues from properties located in England were $144.0 million and $67.9 million, or 13.1% and 7.3% of total operating revenues, for the nine months ended September 30, 2013 and 2012, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these periods. We had long-lived assets located in England of $1.7 billion and $1.7 billion, or 21.2% and 22.3% of total long-lived assets, as of September 30, 2013 and December 31, 2012, respectively. No other foreign country comprised more than 10% of total long-lived assets as of September 30, 2013 and December 31, 2012.

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

Rental income. The amount of rental income generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 2.8 million square feet of space held for development and 12 properties held as investments in unconsolidated joint ventures, as of September 30, 2013, the occupancy rate of the properties in our portfolio was approximately 92.6% of our net rentable square feet.

As of September 30, 2013, we had 2,103 leases with a total of 639 tenants in our portfolio, including the ten properties held in our managed portfolio of unconsolidated joint ventures. As of September 30, 2013, approximately 85% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.

The amount of rental income generated by us also depends on maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and market rates for data center space. Included in our approximately 19.5 million net rentable square feet, excluding space held for development and 12 properties held as investments in unconsolidated joint ventures, at September 30, 2013 is approximately 571,000 square feet of datacenter space with extensive installed tenant improvements available for lease. Since our IPO, we have leased approximately 3,414,000 square feet of similar space, including Turn-Key FlexSM space. Our Turn-Key FlexSM product is an effective solution for tenants who prefer to utilize a partner with the expertise or capital budget to provide extensive datacenter infrastructure and security. Our expertise in datacenter construction and operations enables us to lease space to these tenants at a premium over other uses. In addition, as of September 30, 2013, we had approximately 2.8 million square feet of space held for development, or approximately 13% of the total rentable space in our portfolio, including three vacant properties comprising approximately 444,000 square feet and excluding 12 properties held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop space and lease development space at favorable rates, which we may not be able to obtain. Development space requires significant capital investment in order to develop datacenter facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for development space. We may purchase additional vacant properties and properties with vacant development space in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”

In addition, the timing between when we sign a new lease with a tenant and when that lease commences and we begin to generate rental income may be significant and may not be easily predictable. Certain leases may provide for staggered commencement dates for additional space, the timing of which may be delayed significantly.

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

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 1.5 million square feet of available space in our portfolio, which excludes approximately 2.8 million square feet of space held for development as of September 30, 2013 and 12 properties held as investments in unconsolidated joint ventures, leases representing approximately 1.6% and 6.9% of the net rentable square footage of our portfolio are scheduled to expire during the three months ending December 31, 2013 and the year ending December 31, 2014, respectively.

During the nine months ended September 30, 2013, we signed new leases totaling approximately 846,000 square feet of space and renewal leases totaling approximately 1,127,000 square feet of space. The following table summarizes our leasing activity in the nine months ended September 30, 2013:

	Number of Leases (1)	Rentable Square Feet (2)	Expiring Rates (3)	New Rates (3)	Rental Rate Changes	TI’s/Lease Commissions Per Square Foot (4)	Weighted Average Lease Terms (months)

Leasing Activity (5)

Renewals Signed
Turn-Key Flex	19	298,992	$113.79	$116.85	2.7%	$7.81	78.2
Powered Base Building	20	694,447	$35.12	$48.79	38.9%	$9.57	200.5
Colocation	41	19,493	$177.32	$206.83	16.6%	$30.97	30.0
Non-technical	25	114,156	$23.92	$26.85	12.2%	$3.47	101.0

New Leases Signed
Turn-Key Flex	38	373,979	—	$159.50	—	$61.16	121.4
Powered Base Building	2	38,558	—	$22.61	—	$7.51	82.6
Custom Solutions	16	296,075	—	$123.35	—	$18.39	160.3
Colocation	82	38,279	—	$192.28	—	$48.03	35.4
Non-technical	47	99,592	—	$26.74	—	$10.03	104.7

Leasing Activity Summary
Turn-Key Flex	57	672,971	—	$140.55	—	—
Powered Base Building	22	733,005	—	$47.41	—	—
Custom Solutions	16	296,075	—	$123.35	—	—
Colocation	123	57,772	—	$197.19	—	—
Non-technical	72	213,748	—	$26.80	—	—

(1)	The number of leases represents the leased-unit count; a lease could include multiple units.
(2)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(3)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.
(4)	Excludes short term leases.
(5)	Commencement dates for the leases signed range from 2013 to 2018.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key markets for datacenter space and, subject to the supply of available datacenter space in these markets, expect the rental rates we are likely to achieve on any new, re-leased or renewed datacenter space leases for 2013 expirations on an average aggregate basis will generally be higher than the rates currently being paid for the same space on a GAAP basis and flat on a cash basis. For the nine months ended September 30, 2013, rents on renewed space increased by an average of 2.7% on a GAAP basis on our Turn-Key FlexSM space compared to the expiring rents and increased by an average of 38.9% on a GAAP basis on our Powered Base Building space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for datacenter space, competition from other datacenter developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Market concentration. We depend on the market for technology-based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of September 30, 2013, our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of September 30, 2013 total annualized rent (1)
London, England	12.0%
Northern Virginia	9.8%
Dallas	9.3%
New York Metro	9.1%
Silicon Valley	8.9%
Chicago	7.3%
San Francisco	7.3%
Phoenix	6.8%
Boston	4.5%
Los Angeles	3.8%
Seattle	3.2%
Paris, France	2.7%
Other	15.3%

100.0%

(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of September 30, 2013 multiplied by 12. The aggregate amount of abatements for the nine months ended September 30, 2013 was approximately $24.5 million.

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

EPA has already finalized its GHG “reporting rule,” which requires that certain emitters, including electricity generators, monitor and report GHG emissions. The EPA has also finalized its “tailoring rule,” which imposes permitting and control technology requirements upon certain newly-constructed or modified facilities which emit GHGs under the Clean Air Act New Source Review Prevention of Significant Deterioration, or NSR PSD, and Title V permitting programs. As a result, NSR PSD or Title V permits issued after January 2, 2011, for new or modified electricity generating and other facilities may need to address GHG emissions, including by requiring the installation of Best Available Control Technology. Some of those regulations have been finalized and currently are in litigation. Courts have rejected certain legal challenges to the endangerment findings, the tailoring rule, and other regulations but other legal challenges are pending. In addition, EPA proposed in April 2012 a rule that would set a GHG emission standard applicable to new electricity generating units, and EPA re-proposed the rule in September. The Obama Administration issued a plan in June 2013 under which EPA is to issue a final rule by 2015 regulating GHG emissions from existing electricity generating units. At the state level, California implemented a GHG cap-and-trade program that began imposing compliance obligations on industrial sectors, including electricity generators and importers, in January 2013. In addition, since 2005 the European Union (including the United Kingdom) has been operating under a cap-and-trade program, which directly affects the largest emitters of GHGs, including electricity producers from whom we purchase power. Any additional taxation or regulation of energy use, including as a result of (i) new legislation that Congress may pass, (ii) the regulations that the U.S. EPA has proposed or finalized, (iii) regulations under legislation that states have passed or may pass, or (iv) any further reductions in the EU program could significantly increase our costs, and we may not be able to effectively pass all of these costs on to our tenants.

Interest rates. As of September 30, 2013, we had approximately $639.7 million of variable rate debt subject to interest rate swap agreements, including $77.9 million of mortgage debt and $561.8 million on our unsecured term loan, along with $498.1 million and $388.4 million of variable rate debt that was outstanding on the global revolving credit facility and the unswapped portion of the unsecured term loan, respectively. The availability of debt and equity capital may decrease as a result of the circumstances described above under “Global market and economic conditions.” The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.

Demand for datacenter space. Our portfolio of properties consists primarily of technology-related real estate and datacenter real estate in particular. A decrease in the demand for, or increase in supply of, datacenter space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. Over the past two years, we have made a significant investment in building out additional inventory primarily in what we anticipate will be our active major markets prior to having executed leases with respect to this space. We believe that demand continues to exceed supply in most markets in which we operate, particularly in Northern Virginia, Dallas, Amsterdam and London, whereas we anticipate that our Silicon Valley market may be at risk of significant over-supply. However, until this inventory is leased up, which will depend on a number of factors, including available datacenter space in these markets, our return on invested capital is negatively impacted. Our development activities make us particularly susceptible to general economic slowdowns, including recessions and the other circumstances described above under “Global market and economic conditions,” as well as adverse developments in the corporate datacenter, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for datacenter space. Reduced demand could also result from business relocations, including to markets that we do not currently serve. Changes in industry practice or in technology, such as virtualization technology, more efficient computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical datacenter space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. In addition, demand for datacenter space in our properties, or the rates at which we lease space, may be adversely impacted either across our portfolio or in specific markets as a result of an increase in the number of competitors, or the amount of space being offered in our markets and other markets by our competitors.

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

During the second quarter of 2013, in accordance with U.S. GAAP, we refined our capitalization practice related to operating expenditures which could have been capitalized, but had been expensed. Previously, operating expenditures totaling $10,000 or less that could have been capitalized had been expensed as incurred for efficiency purposes. Under our refined capitalization practice, retrospective to January 1, 2013, such expenses are now capitalized. Additionally, we conformed the construction period completion date, which is when capitalization of construction period operating costs ceases, with our construction period interest capitalization policy. Previously, capitalization of construction period operating costs ceased upon the commissioning date. Retrospective to January 1, 2013, capitalization of construction period operating costs now ceases on receipt of the certificate of occupancy, among other factors. The total incremental amounts capitalized during the second quarter of 2013 that would have been recorded as rental property operating expense under our previous policies was approximately $3.4 million, of which approximately $1.5 million related to the first quarter. This first quarter amount reduced rental property operating expense in the second quarter as reflected in our consolidated income statement included elsewhere in this report. During the three months ended September 30, 2013, the total incremental amounts capitalized that would have been recorded as rental property operating expense under our previous policies was approximately $2.5 million.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the three and nine months ended September 30, 2013 and 2012. A summary of our operating results for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income Statement Data:
Total operating revenues	$379,456	$342,479	$1,101,328	$929,331
Total operating expenses	(294,279)	(245,404)	(817,571)	(657,891)

Operating income	85,177	97,075	283,757	271,440
Other income (expenses), net	68,303	(40,154)	(18,975)	(111,288)

Net income	$153,480	$56,921	$264,782	$160,152

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of this growth, our period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (new properties are properties that were acquired after December 31, 2011 along with the nine properties that were contributed to our joint venture with the PREI®-managed fund in September 2013). The following table identifies each of the properties in our portfolio acquired from January 1, 2012 through September 30, 2013.

Acquired Buildings	Acquisition Date	Space held for development as of September 30, 2013 (1)	Net rentable square feet excluding space held for development (2)	Square feet including space held for development	Occupancy rate as of September 30, 2013 (3)
As of December 31, 2011 (109 properties) (4)		1,806,174	17,661,987	19,468,161	92.3%

January 1, 2012 through September 30, 2013

Convergence Business Park	Feb-12	—	829,372	829,372	98.5
9333, 9355, 9377 Grand Avenue	May-12	466,106	108,838	574,944	66.8
8025 North Interstate 35	May-12	—	62,237	62,237	100.0
400 S. Akard Street	Jun-12	—	269,563	269,563	94.7
33 Chun Choi Street	Jun-12	—	—	—	—
Unit B Prologis Park	Jul-12	—	120,000	120,000	100.0
The Chess Building	Jul-12	—	133,000	133,000	97.3
Unit 21 Goldsworth Park Trading Estate	Jul-12	110,283	369,717	480,000	96.6
410 Commerce Boulevard	Jul-12	—	27,943	27,943	100.0
11900 East Cornell Avenue	Sep-12	—	285,840	285,840	94.3
701 Union Boulevard	Nov-12	271,000	—	271,000	—
23 Waterloo Rd	Dec-12	—	51,990	51,990	100.0
1 Rue Jean-Pierre	Dec-12	—	104,666	104,666	100.0
Lieu-dit le Christ de Saclay	Dec-12	—	21,337	21,337	100.0
127 Rue de Paris	Dec-12	—	59,991	59,991	100.0
17201 Waterview Parkway	Jan-13	—	61,750	61,750	100.0
1900 S. Price Road	Jan-13	108,926	118,348	227,274	100.0
371 Gough Road	Mar-13	55,495	64,546	120,041	100.0
1500 Towerview Road	Mar-13	—	328,765	328,765	100.0
MetCenter Business Park	May-13	—	336,695	336,695	89.8
Liverpoolweg 10	Jun-13	—	16,813	16,813	100.0

Subtotal		1,011,810	3,371,411	4,383,221	96.2%

Total		2,817,984	21,033,398	23,851,382	92.9%

(1)	Space held for development is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. In certain circumstances this may include datacenter space that requires a large capital investment in order to build out the space.
(2)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease based on engineering drawings. Net rentable square feet includes tenants’ proportional share of common areas but excludes space held for development.
(3)	Occupancy rates exclude space held for development. For some of our properties, we calculate occupancy based on factors in addition to contractually leased square feet, including available power, required support space and common area.
(4)	43790 Devin Shafron Drive and 21551 Beaumeade Circle, which were previously included as part of the Devin Shafron buildings and Beaumeade Portfolio, respectively, are now each separately included in the property count because they were separately contributed to an unconsolidated joint venture in September 2013. Includes twelve properties held through investments in unconsolidated joint ventures.

Comparison of the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012 and the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

Portfolio

As of September 30, 2013, our portfolio consisted of 130 properties, including 12 properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 24.0 million rentable square feet, including 2.8 million square feet of space held for development, compared to a portfolio consisting of 115 properties, including three properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 21.6 million rentable square feet, including 2.2 million square feet of space held for development as of September 30, 2012. We acquired 11 properties and developed four properties (land was acquired prior to September 30, 2012) during the twelve months ended September 30, 2013. On September 27, 2013, we contributed nine properties to an unconsolidated joint venture with a PREI-managed fund, which did not materially impact our results of operations for the three and nine months ended September 30, 2013.

Revenues

Total operating revenues for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Rental	$290,712	$260,052	$30,660	$858,064	$717,809	$140,255
Tenant reimbursements	88,059	78,878	9,181	240,657	197,162	43,495
Construction management	671	2,497	(1,826)	2,205	6,903	(4,698)
Other	14	1,052	(1,038)	402	7,457	(7,055)

Total operating revenues	$379,456	$342,479	$36,977	$1,101,328	$929,331	$171,997

As shown by the same store and new properties table below, the increases in rental revenues and tenant reimbursement revenues in the three and nine months ended September 30, 2013 compared to the same periods in 2012 were due to new leasing at our same store properties, including completed and leased development space, and acquisitions of properties. Other revenues changes in the periods presented were primarily due to tenant termination revenues. We acquired 11 properties during the twelve months ended September 30, 2013.

The following tables show total operating revenues for same store properties and new properties (in thousands).

	Same Store			New Properties
	Three Months Ended September 30,			Three Months Ended September 30,
	2013	2012	Change	2013	2012	Change

Rental	$244,615	$226,583	$18,032	$46,097	$33,469	$12,628
Tenant reimbursements	71,097	65,453	5,644	16,962	13,425	3,537
Construction management	—	—	—	671	2,497	(1,826)
Other	14	1,052	(1,038)	—	—	—

Total operating revenues	$315,726	$293,088	$22,638	$63,730	$49,391	$14,339

	Same Store			New Properties
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Rental	$725,099	$664,768	$60,331	$132,965	$53,041	$79,924
Tenant reimbursements	194,192	179,489	14,703	46,465	17,673	28,792
Construction management	—	—	—	2,205	6,903	(4,698)
Other	262	7,457	(7,195)	140	—	140

Total operating revenues	$919,553	$851,714	$67,839	$181,775	$77,617	$104,158

Same store rental revenues increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily as a result of new leases at our properties during the twelve months ended September 30, 2013, including leases of completed development space, the largest of which was for space in 29A International Business Park, 3825 NW Aloclek Place and 98 Radnor Drive. Same store growth was driven by the delivery of approximately 425,000 square feet of leased data center space from within our same store development platform during the last 12 months. In our same store portfolio, we calculate the change in rental rates on renewals signed during the quarter as compared to the previous rent on that same space. During the twelve months ended September 30, 2013, the percentage increase was 16.7% on a GAAP basis. Same store rental revenues increased for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 as a result of the increase in rentable square feet of leased data center space. During the twelve months ended September 30, 2013, we also delivered approximately 323,000 square feet of un-leased data center space which was one of the drivers impacting occupancy which decreased slightly to 91.8% as of September 30, 2013 from 93.2% as of September 30, 2012. Rental revenue included amounts earned from leases with The tel(x) Group, Inc., or tel(x), which was sold to an unrelated third party in 2011, of approximately $15.6 million and $12.0 million for the three months ended September 30, 2013 and 2012, respectively, and approximately $44.0 million and $33.7 million for the nine months ended September 30, 2013 and 2012, respectively. Same store tenant reimbursement revenues increased for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 primarily as a result of new leasing and higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 29A International Business Park, 365 South Randolphville Road and 350 East Cermak Road.

New properties revenue increases were caused by properties acquired during the period from January 1, 2012 to September 30, 2013. For the three and nine months ended September 30, 2013, the Sentrum Portfolio, the Paris Portfolio, 400 S. Akard, 11900 East Cornell and 1500 Towerview Road contributed $11.4 million, or approximately 71%, and $96.1 million, or approximately 88%, respectively, of the new properties increase in rental revenues and tenant reimbursements compared to the same periods in 2012.

Operating Expenses and Interest Expense

Operating expenses and interest expense during the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Rental property operating and maintenance	$128,291	$106,660	$21,631	$341,407	$274,081	$67,326
Property taxes	26,074	17,982	8,092	66,490	49,793	16,697
Insurance	2,144	2,463	(319)	6,587	6,953	(366)
Construction management	51	623	(572)	729	1,412	(683)
Depreciation and amortization	121,198	101,840	19,358	348,688	274,835	73,853
General and administrative	16,275	14,409	1,866	50,117	43,768	6,349
Transactions	243	504	(261)	3,497	5,789	(2,292)
Other	3	923	(920)	56	1,260	(1,204)

Total operating expenses	$294,279	$245,404	$48,875	$817,571	$657,891	$159,680

Interest expense	$47,742	$41,047	$6,695	$143,403	$116,758	$26,645

As shown in the same store and new properties table below, total expenses for the three and nine months ended September 30, 2013 increased compared to the same periods in 2012 primarily as a result of higher utility rates in several of our properties along with development projects being placed into service leading to higher utility expense in 2013. The following table shows expenses for new properties (properties that were acquired after December 31, 2011) and same store properties (all other properties) (in thousands).

	Same Store			New Properties
	Three Months Ended September 30,			Three Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Rental property operating and maintenance	$113,750	$94,319	$19,431	$14,541	$12,341	$2,200
Property taxes	21,397	15,781	5,616	4,677	2,201	2,476
Insurance	1,778	1,994	(216)	366	469	(103)
Construction management (1)	—	—	—	51	623	(572)
Depreciation and amortization	99,499	87,186	12,313	21,699	14,654	7,045
General and administrative (2)	16,275	14,409	1,866	—	—	—
Transactions (3)	—	—	—	243	504	(261)
Other	3	923	(920)	—	—	—

Total operating expenses	$252,702	$214,612	$38,090	$41,577	$30,792	$10,785

Interest expense (4)	$40,425	$39,208	$1,217	$7,317	$1,839	$5,478

	Same Store			New Properties
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Rental property operating and maintenance	$297,118	$258,516	$38,602	$44,289	$15,565	$28,724
Property taxes	55,228	45,634	9,594	11,262	4,159	7,103
Insurance	5,600	6,092	(492)	987	861	126
Construction management (1)	—	—	—	729	1,412	(683)
Depreciation and amortization	290,430	253,273	37,157	58,258	21,562	36,696
General and administrative (2)	50,117	43,768	6,349	—	—	—
Transactions (3)	—	—	—	3,497	5,789	(2,292)
Other	56	1,260	(1,204)	—	—	—

Total operating expenses	$698,549	$608,543	$90,006	$119,022	$49,348	$69,674

Interest expense (4)	$122,918	$114,881	$8,037	$20,485	$1,877	$18,608

(1)	Construction management expenses are included entirely in new properties as they are not allocable to specific properties.
(2)	General and administrative expenses are included entirely in same store as they are not allocable to specific properties.
(3)	Transactions expenses are included entirely in new properties as they are not allocable to specific properties.
(4)	Interest expense on our global revolving credit facility and unsecured term loan is allocated on a specific property basis.

Same store rental property operating and maintenance expenses increased in the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily as a result of higher consumption and utility rates in several of our properties along with development projects being placed into service leading to higher utility expense in 2013. During the three months ended September 30, 2013, a non-cash $10.0 million straight-line rent expense adjustment was recorded in rental property operating and maintenance expenses related to a lease amendment executed in September 2010. This cumulative adjustment had an approximate quarterly impact of $830,000 to our earnings. This adjustment is deemed to be immaterial to the financial statements taken as a whole from a cumulative basis, as well as on a per period basis.

Same store property taxes increased by approximately $5.6 million and $9.6 million, respectively, in the three and nine months ended September 30, 2013 compared to the same periods in 2012, primarily as a result of additional personal property tax assessments in our Santa Clara, California and Texas properties in the quarter ended September 30, 2013.

During the three months ended September 30, 2013 and 2012, we capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $9.7 million and $8.0 million, respectively, and $29.4 million and $23.3 million during the nine months ended September 30, 2013 and 2012, respectively.

Same store depreciation and amortization expense increased in the three and nine months ended September 30, 2013 compared to the same periods in 2012, principally because of depreciation of development projects that were placed into service in late 2012 and during 2013.

General and administrative expenses for the three and nine months ended September 30, 2013 increased compared to the same periods in 2012 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher professional fees and marketing expenses.

Same store interest expense increased for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 primarily as a result of the issuance of our 3.625% Notes due 2022 (2022 Notes) in September 2012 offset by lower average outstanding mortgage debt balances during 2013 compared to 2012 primarily due to the paydown of the following loans: 114 Rue Ambroise Croizat (January 2012), Unit 9, Blanchardstown Corporate Park (January 2012), 1201 Comstock Street (April 2012), 2805 Lafayette Street (May 2012), 2805 Lafayette Street Mezzanine (May 2012), 1350 Duane Avenue/3080 Raymond Street (September 2012) Clonshaugh Industrial Estate II (June 2013), 1500 Space Park Drive (July 2013), Paul van Vlissingenstraat 16 (July 2013) and Chemin de l’Epinglier 2 (July 2013). During the three months ended September 30, 2013 and 2012, we capitalized interest of approximately $6.9 million and $4.5 million, respectively, and $18.8 million and $13.6 million during the nine months ended September 30, 2013 and 2012, respectively.

New properties increases were caused by properties acquired during the period from January 1, 2012 to September 30, 2013. For the three and nine months ended September 30, 2013, the Sentrum Portfolio, 400 S. Akard and 9333, 9355 and 9377 Grand Avenue contributed $3.5 million, or approximately 31%, and $54.7 million, or approximately 78%, of the total new properties increase in total operating expenses (excluding construction management) compared to the same periods in 2012.

New properties interest expense increased for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 primarily as a result of the issuance of Digital Stout Holding, LLC’s 4.250% Notes due 2025 in January 2013.

Transactions expense decreased in the three and nine months ended September 30, 2013 compared to the same periods in 2012, principally because of expenses related to the Sentrum Portfolio acquisition in 2012.

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

On June 29, 2011, our parent company commenced an At-the-Market equity distribution program under which it can issue and sell up to $400.0 million of its common stock through, at its discretion, any of Merrill Lynch, Pierce Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC as its sales agents. For the nine months ended September 30, 2012, our parent company generated net proceeds of approximately $62.7 million from the issuance of approximately 1.0 million shares of common stock under the program at an average price of $66.19 per share after payment of approximately $0.6 million of commissions to the sales agents. The proceeds from the issuances were contributed to our operating partnership in exchange for the issuance of approximately 1.0 million common units to our parent company. No sales were made under the program during the nine months ended September 30, 2013. The sales of common stock under the equity distribution program will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. As of September 30, 2013, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

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

On October 23, 2013, our parent company’s board of directors authorized a share repurchase program under which our parent company may repurchase up to $500.0 million of its outstanding common stock, which our parent company may use to opportunistically reacquire shares on the open market or in privately negotiated transactions or otherwise, based on the then-current share price and capital allocation alternatives.

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

Our parent company has declared and paid the following dividends on its common and preferred stock for the nine months ended September 30, 2013 (in thousands):

Date dividend declared	Dividend payable date	Series E Preferred Stock (1)	Series F Preferred Stock (2)	Series G Preferred Stock (3)		Common Stock (4)
February 12, 2013	March 29, 2013	$5,031	$3,023	$—		$100,165
May 1, 2013	June 28, 2013	5,031	3,023	3,345	(5)	100,169
July 23, 2013	September 30, 2013	5,031	3,023	3,672		100,180

		$15,093	$9,069	$7,017		$300,514

(1)	$1.750 annual rate of dividend per share.
(2)	$1.656 annual rate of dividend per share.
(3)	$1.469 annual rate of dividend per share.
(4)	$3.120 annual rate of dividend per share.
(5)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2013.

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

As of September 30, 2013, we had $55.1 million of cash and cash equivalents, excluding $42.5 million of restricted cash. Restricted cash primarily consists of interest-bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements, as well as capital expenditures.

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

On August 15, 2013, the Operating Partnership refinanced its revolving credit facility, which we refer to as the global revolving credit facility, increasing its total borrowing capacity to $2.0 billion from $1.8 billion. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to $2.55 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on November 3, 2017, with two six-month extension options. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit rating of our long-term debt and is currently 110 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit rating of our long-term debt and currently 20 basis points, is payable quarterly. In the event our current credit ratings are downgraded, we may incur higher borrowing costs. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling, Swiss franc and Japanese yen denominations. As of September 30, 2013, borrowings under the global revolving credit facility bore interest at a blended rate of 1.66% comprised of 1.36% (U.S. dollars), 1.60% (British pound sterling), 1.23% (Euros), 3.66% (Australian dollars), 1.31% (Hong Kong dollars), 1.22% (Japanese yen) and 2.32% (Canadian dollars). The interest rates are based on 1-month LIBOR, 1-month GBP LIBOR, 1-month EURIBOR, 1-month BBR, 1-month HIBOR, 1-month JPY LIBOR and 1-month CAD LIBOR, respectively, plus a margin of 1.10%. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and to provide for working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or preferred equity securities. As of September 30, 2013, we have capitalized approximately $17.6 million of financing costs related to the global revolving credit facility. As of September 30, 2013, approximately $498.1 million was drawn under this facility and $20.3 million of letters of credit were issued, leaving approximately $1.5 billion available for use.

On August 15, 2013, we refinanced the senior unsecured multi-currency term loan facility, increasing its total borrowing capacity to $1.0 billion from $750.0 million, and pursuant to the accordion feature total commitments can be increased up to $1.1 billion, subject to the receipt of lender commitments and other conditions precedent. The facility matures on April 16, 2017, with two six-month extension options. Interest rates are based on our senior unsecured debt ratings and are currently 120 basis points over the applicable index for floating rate advances. In the event our current credit ratings are downgraded, we may incur higher borrowing costs. Funds may be drawn in U.S, Singapore and Australian dollars, as well as Euro and British pound sterling denominations with the option to add Hong Kong dollars and Japanese yen upon an accordion exercise. Based on exchange rates in effect at September 30, 2013, the balance outstanding is approximately $950.2 million. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under this loan are consistent with our global revolving credit facility and, as of September 30, 2013, we were in compliance with all of such covenants. As of September 30, 2013, we have capitalized approximately $8.4 million of financing costs related to the unsecured term loan.

For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.

On June 29, 2011, our parent company commenced its new At-the-Market equity distribution program discussed under “Liquidity and Capital Resources of the Parent Company” above. For the nine months ended September 30, 2012, our parent company generated net proceeds of approximately $62.7 million from the issuance of approximately 1.0 million shares of common stock under the program at an average price of $66.19 per share after payment of approximately $0.6 million of commissions to the sales agents. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 1.0 million common units to our parent company. No sales were made under the program during the nine months ended September 30, 2013. As of September 30, 2013, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

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

On April 2, 2013, we acquired a three-acre land site in London for a previously signed build-to-suit agreement for a purchase price of $3.6 million. The acquisition was financed with borrowings under our global revolving credit facility.

On May 20, 2013, we completed the acquisition of a six-building portfolio consisting of operating data centers and flex office space totaling approximately 337,000 square feet for $31.9 million. The property is located in the Austin metropolitan area. The acquisition was financed with borrowings under our global revolving credit facility.

On June 27, 2013, we completed a sale leaseback transaction for a partially-built data center in Groningen, Netherlands for a purchase price of $3.9 million. We paid an additional $2.6 million in October 2013 upon completion of construction by the tenant with a final payment of $1.3 million expected to be paid in November 2013. This initial development will total approximately 16,800 square feet of space. The acquisition was financed with borrowings under our global revolving credit facility.

On August 9, 2013, we acquired a 3.7 acre land site in Osaka, Japan for a purchase price of $9.6 million. The acquisition was financed with borrowings under our global revolving credit facility.

On September 23, 2013, we acquired an 11.8 acre land site in London for a previously signed build-to-suit agreement for a purchase price of $19.2 million. The acquisition was financed with borrowings under our global revolving credit facility.

On September 24, 2013, we acquired a 5.4 acre land site in Amsterdam for a purchase price of $6.7 million. The acquisition was financed with borrowings under our global revolving credit facility.

The weighted average cash capitalization rate on income-producing properties, excluding development projects, acquired during the nine months ended September 30, 2013 was 10.0%. We calculate the cash capitalization rate on acquisitions by dividing anticipated annual net operating income by the purchase price (including assumed debt). Net operating income represents rental revenue and tenant reimbursement revenue from in place leases less rental property operating and maintenance expenses, property taxes and insurance expenses and is not a financial measure calculated in accordance with GAAP. Our calculation of the weighted average cash capitalization rate for acquisitions may change based on our experience operating the properties following the closing of the acquisitions. The growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower, as such private investors typically have lower return expectations than us. As a result, we anticipate that near-term acquisitions activity will comprise a smaller percentage of our growth until seller price expectations realign with our return requirements.

On September 27, 2013, we formed a joint venture with an investment fund managed by Prudential Real Estate Investors (PREI®). We contributed nine Powered Base Building® data centers totaling 1.06 million square feet and valued at approximately $366.4 million (excluding $2.8 million of closing costs). The PREI®-managed fund took an 80% interest in the joint venture and we retained a 20% interest. The joint venture is structured to provide a current annual preferred return from cash flow first to the PREI®-managed interest, then to our interest, after which a portion of any excess cash flows is shared by the partners based on their respective interests and the remaining portion is paid to us as a promote interest. We will perform the day-to-day accounting and property management functions for the joint venture and, as such, will earn a management fee for the services provided. Although we are the managing member of the joint venture and manage the day-to-day activities, all significant decisions, including approval of annual budgets and setting the amount of our management fees require approval of the PREI® member. Thus we concluded we do not own a controlling interest and will account for our interest in the joint venture as an equity method investment.

Construction

As of September 30, 2013, the balance of construction work in progress was $909.5 million, which included 1.5 million square feet of Turn Key FlexSM, Custom Solutions and Powered Base Buildings® construction projects with a cost including accruals of $266.7 million. Cost of work on buildings, sites, and other improvements associated with specific space under construction was $301.8 million. The expected cost to complete the work on the 1.5 million square feet of specific space and associated building, site, and other improvement projects under construction is $561.1 million for a total expected cost of approximately $1.1 billion with completion expected in the next twelve months. Including the proportionate acquisition cost, capitalized interest, and capitalized general and administrative costs, the expected total cost of work associated with the delivery of the above projects is approximately $2.0 billion.

As of December 31, 2012, the balance of construction work in progress was $641.7 million, which included 1.4 million square feet of Turn Key FlexSM, Custom Solutions and Powered Base Buildings® construction projects with a cost including accruals of $135.4 million. Cost of work on buildings, sites, and other improvements associated with specific space under construction was $156.6 million. The expected cost to complete the work on the 1.4 million square feet of specific space and associated building, site, and other improvement projects under construction was $599.0 million for a total expected cost of $891.0 million. Including the proportionate acquisition cost, capitalized interest, and capitalized general and administrative costs, the expected total cost of work associated with the delivery of the above projects was approximately $1.6 billion.

In May 2013, we received insurance settlement proceeds of approximately $8.6 million related to disputed construction costs, a portion of which has been recorded as a gain on settlement in our condensed consolidated income statement included elsewhere in this report.

Future Uses of Cash

At September 30, 2013, approximately 1,533,000 square feet was under construction for Turn-Key FlexSM, Powered Base Building® and Custom Solutions (formerly referred to as Build-to-Suit) products, all of which are expected to be income producing on or after completion, in 10 U.S. markets, two European markets, one Canadian market and one Australian market, consisting of approximately 691,000 square feet of space under development projects and 842,000 square feet of land under development projects. At September 30, 2013, we had commitments under construction contracts for approximately $191.7 million. We currently expect to incur approximately $250.0 million to $325.0 million of capital expenditures for our development programs during the three months ending December 31, 2013, although this amount may increase or decrease, potentially by a material amount, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Our operating properties require periodic investments of capital for enhancement and improvement including tenant-related capital expenditures. As of September 30, 2013, we had approximately 2.8 million square feet of space held for development and we also owned approximately 571,000 square feet of datacenter space with extensive installed tenant improvements available for lease. Depending on demand for additional Turn-Key FlexSM space, we expect to incur significant tenant improvement costs to build out and develop this type of space. Turn-Key FlexSM space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment.

Historical Capital Expenditures (Cash Basis)

	Nine Months Ended September 30,
	2013	2012
Development projects	$721,718	$452,464
Enhancement and improvements	78,730	78,092
Recurring capital expenditures	36,184	26,998

Total capital expenditures (excluding indirect costs)	$836,632	$557,554

For the nine months ended September 30, 2013, total capital expenditures increased $279.1 million to $836.6 million from the nine months ended September 30, 2012. Capital expenditures on our development projects plus our enhancement and improvements projects for the nine months ended September 30, 2013 were approximately $800.4 million, which reflects an increase of approximately 51% from the same period in 2012. This increase was primarily due to increased spending for ground-up Custom Solutions projects, Turn-Key FlexSM and base building improvements. Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including capitalized interest, capitalized in the nine months ended September 30, 2013 and September 30, 2012 were $48.2 million and $36.9 million, respectively. Capitalized interest comprised approximately $18.8 million and $13.6 million, respectively, of the total indirect costs capitalized for the nine months ended September 30, 2013 and September 30, 2012. Capitalized interest in the nine months ended September 30, 2013 increased compared to the same period in 2012 due to an increase in the value of qualifying activities in progress during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Excluding capitalized interest, the increase in indirect costs in the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities. See “—Future Uses of Cash” for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2013.

We are in the process of analyzing the extent of the environmental cleanup work required at the 47700 Kato Road and 1055 Page Avenue property. We intend to seek recovery of costs related to this work from a prior tenant of the building and/or performance by the prior tenant of the required work. We cannot at this time estimate the magnitude of these costs, the likelihood of recovery or the impact on our financial condition and results of operations, however, the amounts are not expected to be material.

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

Distributions

All distributions on our units are at the discretion of our parent company’s board of directors. During the nine months ended September 30, 2013, our operating partnership declared and paid the following distributions (in thousands):

Date distribution declared	Distribution payable date	Series E Preferred Units (1)	Series F Preferred Units (2)	Series G Preferred Units (3)		Common Units (4)
February 12, 2013	March 29, 2013	$5,031	$3,023	$—		$102,506
May 1, 2013	June 28, 2013	5,031	3,023	3,345	(5)	102,507
July 23, 2013	September 30, 2013	5,031	3,023	3,672		102,506

		$15,093	$9,069	$7,017		$307,519

(1)	$1.750 annual rate of distribution per unit.
(2)	$1.656 annual rate of distribution per unit.
(3)	$1.469 annual rate of distribution per unit.
(4)	$3.120 annual rate of distribution per unit.
(5)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2013.

Commitments and Contingencies

As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined. As of September 30, 2013, construction is not complete and none of the leases executed subsequent to purchase would cause an amount to become probable of payment and therefore no amount is accrued as of September 30, 2013. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $39.8 million based on the exchange rate as of September 30, 2013). The earnout contingency expires in November 2020.

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

As part of the acquisition of the Sentrum Portfolio, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of contingent consideration was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). During the three months ended March 31, 2013, we made certain immaterial corrections to the initial measurement of the accrued contingent consideration that resulted in an additional $5.8 million of purchase price allocated to investments in real estate. These corrections had no impact on reported net income for the period. We have adjusted the contingent consideration to fair value at each reporting date with changes in fair value recognized in operating income. At September 30, 2013, the fair value of the contingent consideration for Sentrum was £45.2 million (or approximately $73.1 million based on the exchange rate as of September 30, 2013) and is currently accrued in accounts payable and other accrued expenses in the condensed consolidated balance sheet. During the nine months ended September 30, 2013, we have made earnout payments of approximately £16.9 million (or approximately $25.8 million based on the exchange rates as of the date of each payment). Change in fair value of contingent consideration for Sentrum was an increase to operating income of approximately $0.9 million and $13,000 for the three and nine months ended September 30, 2013, respectively. The earn-out contingency expires in July 2015. This amount will be reassessed on a quarterly basis, with any changes being recognized in earnings. Increases or decreases in the fair value of the contingent consideration can result from changes in discount periods, discount rates and probabilities that contingencies will be met.

As of September 30, 2013, we were a party to interest rate swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans as well as the U.S. LIBOR and SGD-SOR based tranches of the unsecured term loan. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt, as of September 30, 2013 (in millions):

Debt Summary:
Fixed rate	$3,254.2
Variable rate debt subject to interest rate swaps	639.7

Total fixed rate debt (including interest rate swaps)	3,893.9
Variable rate—unhedged	886.5

Total	$4,780.4

Percent of Total Debt:
Fixed rate (including swapped debt)	81.5%
Variable rate	18.5%

Total	100.0%

Effective Interest Rate as of September 30, 2013 (1):
Fixed rate (including hedged variable rate debt)	4.68%
Variable rate	2.06%
Effective interest rate	4.20%

(1)	Excludes impact of deferred financing cost amortization.

As of September 30, 2013, we had approximately $4.8 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total enterprise value was approximately 38% (based on the closing price of Digital Realty Trust, Inc.’s common stock on September 30, 2013 of $53.10). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units and Class C Units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, GBP LIBOR, SIBOR, BBR, HIBOR, JPY LIBOR and CAD LIBOR rates, depending on the respective agreement governing the debt, including our global revolving credit facility and unsecured term loan. Assuming maturity of the 2029 Debentures at its first redemption date in April 2014, as of September 30, 2013, our debt had a weighted average term to initial maturity of approximately 5.0 years (approximately 5.3 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of September 30, 2013, we were party to interest rate swap agreements related to $639.7 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

As of September 30, 2013, our pro-rata share of mortgage debt of unconsolidated joint ventures was approximately $113.7 million.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012

The following table shows cash flows and ending cash and cash equivalent balances for the nine months ended September 30, 2013 and 2012 (in thousands).

	Nine Months Ended September 30,
	2013	2012	Change
Net cash provided by operating activities	$454,080	$356,536	$97,544
Net cash used in investing activities	(732,501)	(2,084,928)	1,352,427
Net cash provided by financing activities	277,258	1,763,876	(1,486,618)

Net (decrease) increase in cash and cash equivalents	$(1,163)	$35,484	$(36,647)

The increase in net cash provided by operating activities was due to increased cash flows from new leasing at our same store properties, completed and leased development space and our acquisition of new operating properties, which was partially offset by increased operating and interest expenses. Net cash used in investing activities decreased for the nine months ended September 30, 2013, as we had a decrease in cash paid for acquisitions for the nine months ended September 30, 2013 ($154.8 million) as compared to the same period in 2012 ($1.5 billion), along with proceeds from the contribution of nine properties to our joint venture with a PREI-managed fund ($328.6 million), which was partially offset by an increase in cash paid for capital expenditures for the nine months ended September 30, 2013 ($882.3 million) as compared to the same period in 2012 ($596.6 million).

Net cash flows from financing activities for the company consisted of the following amounts (in thousands).

	Nine Months Ended September 30,
	2013	2012	Change
Proceeds from borrowings, net of repayments	$(136,938)	$799,070	$(936,008)
Net proceeds from issuance of common and preferred stock, including exercise of stock options	241,188	1,040,155	(798,967)
Net proceeds from 2025 Notes	630,026	—	630,026
Net proceeds from 2022 Notes	—	296,052	(296,052)
Dividend and distribution payments	(432,132)	(363,351)	(68,781)
Other	(24,886)	(8,050)	(16,836)

Net cash provided by financing activities	$277,258	$1,763,876	$(1,486,618)

The decrease in net cash provided by financing activities was primarily due to net borrowings during the nine months ended September 30, 2012 (net proceeds of $799.1 million) as compared to the nine months ended September 30, 2013 (net payments of $136.9 million), the issuance of Digital Realty Trust, Inc.’s common stock in its underwritten public offering in July 2012 (net proceeds of $797.2 million) along with the issuance of our 2022 Notes (net proceeds of $296.1 million) in September 2012 offset by the issuance of our 2025 Notes in January 2013 (net proceeds of $630.0 million). The increase in dividend and distribution payments for the nine months ended September 30, 2013 as compared to the same period in 2012 was due to an increase in the number of shares outstanding and dividend amount per share of common stock in 2013 as compared to 2012 and the payment of dividends on our series F and series G preferred stock during the nine months ended September 30, 2013, whereas these series of preferred stock were not outstanding during the entire nine months ended September 30, 2012.

Net cash flows from financing activities for the operating partnership consisted of the following amounts (in thousands).

	Nine Months Ended September 30,
	2013	2012	Change
Proceeds from borrowings, net of repayments	$(136,938)	$799,070	$(936,008)
General partner contributions, net	241,188	1,040,155	(798,967)
Net proceeds from 2025 Notes	630,026	—	630,026
Net proceeds from 2022 Notes	—	296,052	(296,052)
Distribution payments	(432,132)	(363,351)	(68,781)
Other	(24,886)	(8,050)	(16,836)

Net cash provided by financing activities	$277,258	$1,763,876	$(1,486,618)

The decrease in net cash provided by financing activities was primarily due to net borrowings during the nine months ended September 30, 2012 (net proceeds of $799.1 million) as compared to the nine months ended September 30, 2013 (net payments of $136.9 million), general partner contributions in connection with Digital Realty Trust, Inc.’s common stock offering in July 2012 (net contributions of $797.2 million) and the issuance of our 2022 Notes (net proceeds of $296.1 million) in September 2012 offset by the issuance of the 2025 Notes (net proceeds of $630.0 million) in January 2013. The increase in distribution payments for the nine months ended September 30, 2013 as compared to the same period in 2012 was due to an increase in the number of units outstanding and distribution amount per common unit in 2013 as compared to 2012 and the payment of distributions on our series F and series G preferred units during the nine months ended September 30, 2013, whereas these series of preferred units were not outstanding during the entire nine months ended September 30, 2012.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in our operating partnership that are not owned by Digital Realty Trust, Inc., which, as of September 30, 2013, amounted to 2.3% of our operating partnership common units. In conjunction with our formation, GI Partners received common units, in exchange for contributing ownership interests in properties to our operating partnership. Also, our operating partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties. In addition, executives and directors receive equity awards in the form of common units.

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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income available to common stockholders	$138,872	$45,615	$228,606	$126,847
Adjustments:
Noncontrolling interests in operating partnership	2,757	1,574	4,517	4,821
Real estate related depreciation and amortization (1)	120,006	100,994	345,609	272,173
Real estate related depreciation and amortization related to investment in unconsolidated joint ventures	788	710	2,418	2,481
Gain on contribution of properties to unconsolidated joint venture	(115,054)	—	(115,054)	—
Gain on sale of assets held in unconsolidated joint venture	—	—	—	(2,325)

FFO available to common stockholders and unitholders (2)	$147,369	$148,893	$466,096	$403,997

Basic FFO per share and unit	$1.13	$1.18	$3.58	$3.44
Diluted FFO per share and unit (2)	$1.10	$1.13	$3.47	$3.28
Weighted average common stock and units outstanding
Basic	130,977	126,243	130,287	117,291
Diluted (2)	137,851	137,304	137,728	129,439
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	121,198	101,840	348,688	274,835
Non-real estate depreciation	(1,192)	(846)	(3,079)	(2,662)

	$120,006	$100,994	$345,609	$272,173

(2)	At September 30, 2013, we had 0 series D convertible preferred shares outstanding. At September 30, 2012, we had 5,098 series D convertible preferred shares outstanding that were convertible into 4,219 common shares on a weighted average basis for the three months ended September 30, 2012. At September 30, 2012, we had 5,098 series D convertible preferred shares outstanding that were convertible into 4,310 common shares on a weighted average basis for the nine months ended September 30, 2012. See table below for calculations of diluted FFO available to common stockholders and unitholders and weighted average common stock and units outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
FFO available to common stockholders and unitholders	$147,369	$148,893	$466,096	$403,997
Add: Series C convertible preferred dividends	—	—	—	1,402
Add: Series D convertible preferred dividends	—	1,723	—	6,515
Add: 5.50% exchangeable senior debentures interest expense	4,050	4,050	12,150	12,150

FFO available to common stockholders and unitholders—diluted	$151,419	$154,666	$478,246	$424,064

Weighted average common stock and units outstanding	130,977	126,243	130,287	117,291
Add: Effect of dilutive securities (excluding series C and D convertible preferred stock and 5.50% exchangeable senior debentures)	190	327	184	280
Add: Effect of dilutive series C convertible preferred stock	—	—	—	1,087
Add: Effect of dilutive series D convertible preferred stock	—	4,219	629	4,310
Add: Effect of dilutive 5.50% exchangeable senior debentures	6,684	6,515	6,628	6,471

Weighted average common stock and units outstanding—diluted	137,851	137,304	137,728	129,439

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of September 30, 2013, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$3,254.2	$3,464.6
Variable rate debt subject to interest rate swaps	639.7	640.0

Total fixed rate debt (including interest rate swaps)	3,893.9	4,104.6
Variable rate debt	886.5	886.5

Total outstanding debt	$4,780.4	$4,991.1

Interest rate swaps and their fair values as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

Notional Amount									Fair Value at Significant Other Observable Inputs (Level 2)
As of September 30, 2013		As of December 31, 2012		Type of Derivative	Strike Rate	Effective Date	Expiration Date		As of September 30, 2013	As of December 31, 2012
$69,317	(1)	$69,612	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013		$(275)	$(1,552)
—		13,335	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013	(5)	—	(275)
—		9,649	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013	(5)	—	(203)
8,599	(2)	8,492	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013		(15)	(255)
—		39,579	(2)	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014	(6)	—	(1,617)
410,905	(3)	410,905	(3)	Swap	0.717	Various	Various		(447)	(3,642)
150,900	(4)	155,099	(4)	Swap	0.925	Jul. 17, 2012	Apr. 18, 2017		185	(1,131)

$639,721		$706,671							$(552)	$(8,675)

(1)	Translation to U.S. dollars is based on exchange rate of $1.62 to £1.00 as of September 30, 2013 and $1.63 to £1.00 as of December 31, 2012.
(2)	Translation to U.S. dollars is based on exchange rate of $1.35 to €1.00 as of September 30, 2013 and $1.32 to €1.00 as of December 31, 2012.
(3)	Represents the U.S. dollar tranche of the unsecured term loan.
(4)	Represents the Singapore dollar tranche of the unsecured term loan. Translation to U.S. dollars is based on exchange rate of $0.80 to 1.00 SGD as of September 30, 2013 and $0.82 to 1.00 SGD as of December 31, 2012.
(5)	The swap agreements were terminated as the mortgage loans were paid in full in July 2013.
(6)	The swap agreement was terminated as the mortgage loan was paid in full in June 2013.

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of September 30, 2013:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	8	$1.4
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(8)	(1.4)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	8	0.7
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(8)	(0.7)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(8)	12.2
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	8	(11.8)

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

Foreign Currency Exchange Risk

For the three and nine months ended September 30, 2013 and 2012, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, Canada, Singapore, Australia and Hong Kong as well as Japan in the three months ended September 30, 2013, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Swiss franc, Australian dollar, Singapore dollar, Canadian dollar, Hong Kong dollar and the Japanese yen. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended September 30, 2013 and 2012, operating revenues from properties outside the United States contributed $85.4 million and $72.3 million, respectively, which represented 22.5% and 21.1% of our operating revenues, respectively, and for the nine months ended September 30, 2013 and 2012, operating revenues from properties outside the United States contributed $256.3 million and $151.0 million, respectively, which represented 23.3% and 16.2% of our operating revenues, respectively. Net investment in properties outside the United States was $2.6 billion and $2.5 billion as of September 30, 2013 and December 31, 2012, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

During the three months ended September 30, 2013, Digital Realty Trust, Inc. issued an aggregate of 4,317 shares of its common stock upon the exercise of stock options. Digital Realty Trust, Inc. contributed the proceeds of approximately $0.2 million to our operating partnership in exchange for an aggregate of 4,317 common units, as required by our operating partnership’s partnership agreement.

During the three months ended September 30, 2013, Digital Realty Trust, Inc. issued an aggregate of 1,763 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our operating partnership issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended September 30, 2013, our operating partnership issued an aggregate of 1,763 common units to Digital Realty Trust, Inc., as required by our operating partnership’s partnership agreement. During the three months ended September 30, 2013, an aggregate of 3,837 shares of its common were forfeited to Digital Realty Trust, Inc. stock in connection with restricted stock awards for a net forfeiture of 2,074 shares of common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 8, 2013).

3.2	Fourth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 21, 2012).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

3.4	Eleventh Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on April 12, 2013).

10.1*	Global Senior Credit Agreement, dated as of August 15, 2013, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the subsidiary borrowers and guarantors named therein, Citibank, N.A., as administrative agent, Bank of America, N.A., and JPMorgan Chase Bank, N.A., as syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein.

10.2*	Amendment No. 1 to the Term Loan Agreement, dated as of August 15, 2013, among Digital Realty Trust, L.P., Digital Realty Datafirm, LLC, Digital Luxembourg II S.à r.l, Digital Luxembourg III S.à r.l., Digital Realty (Redhill) S.à r.l., Digital Realty (Blanchardstown) Limited, Digital Realty (Paris2) SCI, and Digital Singapore Jurong East Pte. Ltd, as borrowers, and Digital Realty Trust, Inc., as guarantor, the banks, financial institutions and other institutional lenders listed therein, as the lenders, and Citibank, N.A., as administrative agent.

10.3	Amendment No. 1 to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of August 15, 2013, between Digital Realty Trust, L.P. and Prudential Investment Management, Inc.

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Income Statements for the three and nine months ended September 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) Notes to Condensed Consolidated Financial Statements.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

November 12, 2013	/S/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer (principal executive officer)

November 12, 2013	/S/ A. WILLIAM STEIN
A. William Stein Chief Financial Officer and Chief Investment Officer (principal financial officer)

November 12, 2013	/S/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By: Digital Realty Trust, Inc. Its general partner

By:

November 12, 2013	/S/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer (principal executive officer)

November 12, 2013	/S/ A. WILLIAM STEIN
A. William Stein Chief Financial Officer and Chief Investment Officer (principal financial officer)

November 12, 2013	/S/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)

Exhibit Index

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 8, 2013).

3.2	Fourth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 21, 2012).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

3.4	Eleventh Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on April 12, 2013).

10.1*	Global Senior Credit Agreement, dated as of August 15, 2013, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the subsidiary borrowers and guarantors named therein, Citibank, N.A., as administrative agent, Bank of America, N.A., and JPMorgan Chase Bank, N.A., as syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein.

10.2*	Amendment No. 1 to the Term Loan Agreement, dated as of August 15, 2013, among Digital Realty Trust, L.P., Digital Realty Datafirm, LLC, Digital Luxembourg II S.à r.l, Digital Luxembourg III S.à r.l., Digital Realty (Redhill) S.à r.l., Digital Realty (Blanchardstown) Limited, Digital Realty (Paris2) SCI, and Digital Singapore Jurong East Pte. Ltd, as borrowers, and Digital Realty Trust, Inc., as guarantor, the banks, financial institutions and other institutional lenders listed therein, as the lenders, and Citibank, N.A., as administrative agent.

10.3	Amendment No. 1 to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of August 15, 2013, between Digital Realty Trust, L.P. and Prudential Investment Management, Inc.

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Income Statements for the three and nine months ended September 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) Notes to Condensed Consolidated Financial Statements.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission