Form 10-K
period 2013-12-31
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2014-03-03
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                     to                     .

Commission file number	001-32336 (Digital Realty Trust, Inc.)
000-54023 (Digital Realty Trust, L.P.)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Digital Realty Trust, Inc.) Maryland (Digital Realty Trust, L.P.)	26-0081711 20-2402955
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
Four Embarcadero Center, Suite 3200 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

(415) 738-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Name of each exchange on which registered
Digital Realty Trust, Inc.	Common stock, $0.01 par value per share	New York Stock Exchange
	Series E cumulative redeemable preferred stock, $0.01 par value per share	New York Stock Exchange
	Series F cumulative redeemable preferred stock, $0.01 par value per share	New York Stock Exchange
	Series G cumulative redeemable preferred stock, $0.01 par value per share	New York Stock Exchange
Digital Realty Trust, L.P.	None	None

Securities registered pursuant to Section 12(g) of the Act:

Digital Realty Trust, Inc.	None
Digital Realty Trust, L.P.	Common Units of Partnership Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Digital Realty Trust, Inc.	Yes ☒ No ☐
Digital Realty Trust, L.P.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒

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

The aggregate market value of the common equity held by non-affiliates of Digital Realty Trust, Inc. as of June 28, 2013 totaled approximately $7.8 billion based on the closing price for Digital Realty Trust, Inc.’s common stock on that day as reported by the New York Stock Exchange. Such value excludes common stock held by executive officers, directors and 10% or greater stockholders as of June 28, 2013. The identification of 10% or greater stockholders as of June 28, 2013 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 28, 2013. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

There is no public trading market for the common units of Digital Realty Trust, L.P. As a result, the aggregate market value of the common units held by non-affiliates of Digital Realty Trust, L.P. cannot be determined.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at February 20, 2014
Common Stock, $.01 par value per share	128,442,327

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of Digital Realty Trust, Inc.’s Proxy Statement for its 2014 Annual Meeting of Stockholders which the registrants anticipate will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2013 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of December 31, 2013, Digital Realty Trust, Inc. owned an approximate 97.7% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 2.3% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of Digital Realty Trust, Inc. As of December 31, 2013, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

To help investors understand the significant differences between the company and the operating partnership, this report presents the following separate sections for each of the company and the operating partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

•	Debt of the company and Debt of the operating partnership;

•	Income per Share and Income per Unit;

•	Equity and Accumulated Other Comprehensive Loss, Net of the company and Capital and Accumulated Other Comprehensive Income (Loss) of the operating partnership; and

•	Quarterly Financial Information;

•	Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities; and

•	Selected Financial Data.

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

FOR THE YEAR ENDED DECEMBER 31, 2013

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

As of December 31, 2013, our portfolio consisted of 131 properties, including 12 properties held as investments in unconsolidated joint ventures and developable land, of which, 104 are located throughout North America, 22 are located in Europe, three are located in Australia and two are located in Asia. We are diversified, with a presence in several major markets where corporate data center and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the United States, the Amsterdam, Dublin, London and Paris markets in Europe and the Singapore, Sydney, Melbourne, Hong Kong and Osaka markets in the Asia Pacific region. Our properties contain a total of approximately 24.5 million net rentable square feet, including approximately 1.8 million square feet of space under active development, which includes current base building and data center projects in progress, and approximately 1.3 million square feet of space held for future development, which includes space held for future data center development and excludes space under active development. A significant component of our current and future internal growth is anticipated through the development of our existing active development space and space held for future development and through acquisitions of new properties. As of December 31, 2013, our portfolio, including the 12 properties held as investments in unconsolidated joint ventures and excluding active development space and space held for development, was approximately 92.6% leased. The types of properties within our focus include:

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

Recent Developments

On October 1, 2013, we repaid in full a £42.8 million (or approximately $69.3 million based on the exchange rate of $1.6195 to £1.00 as of October 1, 2013) mortgage loan on our Mundells Roundabout property. This repayment was funded with borrowings under our term loan facility.

On October 18, 2013, we repaid in full a €6.4 million (or approximately $8.8 million based on the exchange rate of $1.3687 to €1.00 as of October 18, 2013) mortgage loan on our Gyroscoopweg 2E-2F property. This repayment was funded with borrowings under our global revolving credit facility.

On November 5, 2013, we repaid in full the Series B notes under the Prudential shelf facility in the amount of $33 million. This repayment was funded with borrowings under our global revolving credit facility.

On November 8, 2013, we repaid in full a $45.8 million mortgage loan on our 360 Spear Street property. This repayment was funded with borrowings under our global revolving credit facility.

On December 19, 2013, we completed the acquisition of a 108,000 square foot data center in Somerset, New Jersey (New York Metro) for approximately $35.3 million. The purchase price includes the assumption of a $26.4 million mortgage loan. The acquisition was financed with borrowings under our global revolving credit facility.

On February 11, 2014, we declared the following dividends per share. The operating partnership will make an equivalent distribution per unit.

Share / Unit Class	Series E Preferred Stock and Unit	Series F Preferred Stock and Unit	Series G Preferred Stock and Unit	Common stock and common unit
Dividend and distribution amount	$0.437500	$0.414063	$0.367188	$0.830000
Dividend and distribution payable date	March 31, 2014	March 31, 2014	March 31, 2014	March 31, 2014
Dividend and distribution payable to holders of record on	March 14, 2014	March 14, 2014	March 14, 2014	March 14, 2014
Annual equivalent rate of dividend and distribution	$1.750	$1.656	$1.469	$3.320

Our Competitive Strengths

We believe we distinguish ourselves from other owners, acquirors and managers of technology-related real estate through our competitive strengths, which include:

•

High-Quality Portfolio that is Difficult to Replicate. Our portfolio contains state-of-the-art data center facilities with extensive tenant improvements. Based on current market rents and the estimated replacement costs of our properties and their improvements, we believe that they could not be replicated today on a cost-competitive basis. Our portfolio of data center facilities is equipped to meet the power and cooling requirements for the most demanding corporate IT applications. Many of the properties in our portfolio are located on major aggregation points formed by the physical presence of multiple major telecommunications service providers, which reduces our tenants’ costs and operational risks and increases the attractiveness of our buildings.

•

Presence in Key Markets. Our portfolio is located in 33 metropolitan areas, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the United States, the Amsterdam, Dublin, Geneva, London and Paris markets in Europe and the Singapore, Sydney, Melbourne, Hong Kong and Osaka markets in the Asia Pacific region, and is diversified so that no one market represented more than 12.0% of the aggregate annualized rent of our portfolio as of December 31, 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Revenue Base.”

•

Proven Experience Executing New Leases. We have considerable experience in identifying and leasing to new tenants. The combination of our specialized data center leasing team and customer referrals continues to provide a robust pipeline of new tenants. During the year ended December 31, 2013, we commenced new leases totaling approximately 1.0 million square feet, which represent approximately $120.6 million in annualized GAAP rent. During the year ended December 31, 2013, we signed new leases totaling approximately 1.3 million square feet, which represent approximately $161.3 million in annualized GAAP rent. These leases were comprised of Powered Base Buildings®, Turn-Key Flex® space, Custom Solutions product and space for ancillary office and other uses.

•

Demonstrated Acquisition Capability. As of December 31, 2013, our portfolio consisted of 131 properties, including 12 properties held as investments in unconsolidated joint ventures and developable land, for an aggregate of 24.5 million net rentable square feet, including approximately 1.8 million square feet of space under active development and approximately 1.3 million square feet of space held for future development. We have developed detailed, standardized procedures for evaluating acquisitions, including income producing assets and vacant properties and land suitable for development, to ensure that they meet our financial, technical and other criteria. These procedures and our in-depth knowledge of the technology and data center industries allow us to identify strategically located properties and evaluate investment opportunities efficiently and, as appropriate, commit and close quickly. Our broad network of contacts within a highly fragmented universe of sellers and brokers of technology-related real estate enables us to capitalize on acquisition opportunities. As a result, we acquired a substantial portion of our properties before they were broadly marketed by real estate brokers.

•

Flexible Datacenter Solutions. We provide flexible, customer oriented solutions designed to meet the needs of domestic and international companies across multiple industry verticals, including Turn-Key Flex®, Powered Base Building® and Custom Solutions options. Our Turn-Key Flex® data centers are move-in ready, physically secure facilities with the power and cooling capabilities to support mission-critical IT enterprise applications. We believe our Turn-Key Flex® facilities are effective solutions for tenants that lack the expertise, capital budget or desire to provide their own extensive data center infrastructure, management and security. For tenants that possess the ability to build and operate their own facility, our Powered Base Building® solution provides the physical location, required power and network access necessary to support a state-of-the-art data center. Our in-house engineering and design and construction professionals can also provide tenants with our Custom Solutions product to meet their unique specifications. Our Critical Facilities Management® services and team of technical engineers and data center operations experts provide 24/7 support for these mission-critical facilities.

•

Differentiating Development Advantages. Our extensive development activity, operating scale and process-based approach to data center design, construction and operations result in significant cost savings and added value for our tenants. We have leveraged our purchasing power by securing global purchasing agreements and developing relationships with major equipment manufacturers, reducing costs and shortening delivery timeframes on key components, including major mechanical and electrical equipment. Utilizing our innovative modular data center design referred to as POD Architecture®, we deliver what we believe to be a technically superior data center environment at significant cost savings. In addition, by utilizing our POD Architecture® to develop new Turn-Key Flex® facilities in our existing Powered Base Building® facilities, on average we are able to deliver a fully commissioned facility in just under 30 weeks. Finally, our access to capital allows us to provide data center solutions for tenants that do not want to invest their own capital.

•

Diverse Tenant Base Across a Variety of Industry Sectors. We use our in-depth knowledge of the requirements and trends for Internet and data communications and corporate data center users to market our properties to domestic and international tenants with specific technology needs. At December 31, 2013, we had 655 tenants across a variety of industry verticals, ranging from financial services, cloud and information technology services, to manufacturing, energy, health care and consumer products. Our largest tenant, comprised of subsidiaries of CenturyLink, Inc., accounted for approximately 7.8% of the aggregate annualized rent of our portfolio as of December 31, 2013 and no other single tenant accounted for more than approximately 5.5% of the aggregate annualized rent of our portfolio.

•

Experienced and Committed Management Team and Organization. Our senior management team has an average of 30 years of experience in the technology or real estate industries, including experience as investors in, advisors to and founders of technology companies. We believe that our senior management team’s extensive knowledge of both the real estate and the technology industries provides us with a key competitive advantage. At December 31, 2013, our senior management team and directors collectively owned common equity interests in our company of approximately 0.7%, which aligns their interests with those of our stockholders.

Business and Growth Strategies

Our primary business objectives are to maximize sustainable long-term growth in earnings and funds from operations per share and unit and to maximize cash flow and returns to our stockholders and our operating partnership’s unitholders, including through the payment of distributions. Our business strategies to achieve these objectives are:

•

Achieve Superior Returns on Development Inventory. At December 31, 2013, we had approximately 1.8 million square feet of space under active development for Turn-Key Flex®, Powered Base Building® and Custom Solutions products, all of which are expected to be income producing on or after completion, in eight U.S. markets, three European markets, one Canadian market and one Australian market, consisting of approximately 1,063,000 square feet of base building construction and 697,000 square feet of data center construction. We may continue to build out our development portfolio when justified by anticipated returns.

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

•

Access and Use Capital Efficiently. We believe we can increase stockholder returns by effectively accessing and deploying capital. Since Digital Realty Trust, Inc.’s initial public offering in 2004, our company has raised approximately $11.7 billion of capital through common, preferred and convertible preferred equity offerings, exchangeable debt offerings, non-exchangeable bond offerings, our global revolving credit facility, our term loan facility, the Prudential shelf facility, secured mortgage financings and refinancings and sales of non-core assets. We will endeavor to maintain financial flexibility while using our liquidity and access to capital to support operations, including our acquisition, leasing and development programs, which are important sources of our growth.

•

Maximize the Cash Flow of Our Properties. We aggressively manage and lease our assets to increase their cash flow. We often acquire properties with substantial in-place cash flow and some vacancy, which enables us to create upside through lease-up. Moreover, many of our properties contain extensive in-place infrastructure or buildout that may result in higher rents when leased to tenants seeking these improvements. We control our costs by negotiating expense pass-through provisions in tenant leases for operating expenses, including power costs and certain capital expenditures. Leases covering approximately 75% of the leased net rentable square feet in our portfolio as of December 31, 2013 required tenants to pay all or a portion of increases in operating expenses, including real estate taxes, insurance, common area charges and other expenses.

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

Competition

We compete with numerous developers, owners and operators of real estate and datacenters, many of which own properties similar to ours in the same markets in which our properties are located, including DuPont Fabros Technology, Inc., CoreSite Realty Corporation, CyrusOne Inc., QTS Realty Trust, Inc. and various local developers in the U.S., as well as Global Switch Holdings Limited and various regional operators in Europe, Asia and Australia. If our competitors offer space that our tenants or potential tenants perceive to be superior to ours based on numerous factors, including available power, security considerations, location, or connectivity, or if they offer rental rates below current market rates, or below the rental rates we are offering, we may lose tenants or potential tenants or be required to incur costs to improve our properties or reduce our rental rates. In addition, recently many of our competitors have developed additional datacenter space. If the supply of datacenter space continues to increase as a result of these activities or otherwise, rental rates may be reduced or we may face delays in leasing or be unable to lease our vacant space, including space that we develop. Finally, if tenants or potential tenants desire services that we do not offer, we may not be able to lease our space to those tenants. Our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.

Geographic Information

Operating revenues from properties in the United States were $1.1 billion, $1.1 billion and $946.0 million and outside the United States were $349.1 million, $228.9 million and $116.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. We had long-lived assets located in the United States of $5.6 billion, $5.0 billion and $4.3 billion and outside the United States of $2.7 billion, $2.5 billion and $1.0 billion as of December 31, 2013, 2012 and 2011, respectively.

Operating revenues from properties located in the United Kingdom were $197.0 million, $117.2 million and $43.6 million, or 13.3%, 9.2% and 4.1% of total operating revenues, for the years ended December 31, 2013, 2012 and 2011, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these years. We had long-lived assets located in the United Kingdom of $1.8 billion, $1.7 billion and $356.0 million, or 21.1%, 22.3% and 6.8% of total long-lived assets, as of December 31, 2013, 2012 and 2011, respectively. No other foreign country comprised more than 10% of total long-lived assets as of each of December 31, 2013, 2012 and 2011. See “Risk Factors—Ownership of properties located outside of the United States subjects us to foreign currency and related risks which may adversely impact our ability to make distributions”, “—Our international activities are subject to special risks different than those faced by us in the United States and we may not be able to effectively manage our international business” and “—We face risks with our international acquisitions associated with investing in unfamiliar markets” for risks relating to our foreign operations.

Regulation

General

Office properties in our markets are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties as of December 31, 2013 has the necessary permits and approvals to operate its business.

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

The environmental laws and regulations to which our properties are subject may change in the future, and new laws and regulations may be created. Such laws include those directly regulating our climate change impacts and those which regulate the climate change impacts of companies with which we do business, such as utilities providing our facilities with electricity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations—Climate change legislation.” We do not know if or how the requirements will change, but changes may require that we make significant unanticipated expenditures, and such expenditures may materially adversely impact our financial condition, cash flow, results, cash available for distributions, common stock’s per share trading price, our competitive position and ability to satisfy our debt service obligations.

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

Employees

As of December 31, 2013, we had 784 employees. None of these employees are represented by a labor union.

How to Obtain Our SEC Filings

All reports we file with the SEC will be available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. We will also provide copies of our Forms 8-K, 10-K, 10-Q, Proxy Statement, Annual Report and amendments to those documents at no charge to investors upon request and make electronic copies of such reports available through our website at www.digitalrealty.com as soon as reasonably practicable after filing such material with the SEC. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this report or any other document that we file with the SEC.

Offices

Our headquarters are located in San Francisco. We have domestic offices in Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia and Phoenix and international offices in Dublin, London, Paris, Singapore, Sydney and Hong Kong.

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

In the United States and globally, market and economic conditions have been unprecedented over the past several years and challenging with tighter credit conditions and slower economic growth in many markets in which we own properties and conduct our operations. The U.S. and global economies have experienced a recession and face continued concerns about the systemic impact of adverse economic conditions, such as high energy costs, geopolitical issues, the availability and cost of credit, unstable global financial and mortgage markets, high corporate, consumer and governmental debt levels, high unemployment and declining residential and commercial real estate markets.

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

In addition, our access to funds under our global revolving credit facility depend on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. We cannot assure you that long-term disruptions in the global economy and tighter credit conditions among, and potential failures or nationalizations of, third party financial institutions as a result of such disruptions will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitments to us, our business, results of operation, cash flows and financial condition could be adversely affected.

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

At December 31, 2013, we owned approximately 1.8 million square feet of space under active development and approximately 1.3 million square feet of space held for future development. We intend to continue to add new space to our development inventory and to continue to develop additional space from this inventory. A substantial portion of the space that we develop has been, and may continue to be, developed on a speculative basis, meaning that we do not have a signed lease for the space when we begin the development process. We also develop space specifically for tenants pursuant to leases signed prior to beginning the development process. In those cases, if we fail to meet our development obligations under those leases, these tenants may be able to terminate the leases and we would be required to find a new tenant for this space. In addition, in certain circumstances we lease data center facilities prior to their completion. If we fail to complete the facilities in a timely manner, the tenant may be entitled to terminate its lease, seek damages or penalties against us or pursue other remedies and we may be required to find a new tenant for the space. We cannot assure you that once we have developed space or land we will be able to successfully lease it at all, or at rates we consider favorable or expected at the time we commenced development. If we are not able to successfully lease the space that we develop, if development costs are higher than we currently estimate, or if lease rates are lower than expected when we began the project or are otherwise undesirable, our revenue and operating results could be adversely affected.

In addition, as of December 31, 2013, leases representing 14.3% of the square footage of the properties in our portfolio, excluding space held for development, were scheduled to expire through 2015, and an additional 7.8% of the net rentable square footage, excluding space held for development, was available to be leased. Some of this space may require substantial capital investment to meet the power and cooling requirements of today’s advanced data centers, or may no longer be suitable for this use. In addition, we cannot assure you that leases will be renewed or that our properties will be re-leased at all, or at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases, we do not re-lease our available space, including newly developed space and space for which leases are scheduled to expire, or it takes longer for us to lease or re-lease this space or for rents to commence on this space, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

Additionally, leasing space in one of our data centers typically involves a significant commitment of resources and due diligence on the part of our customers regarding the adequacy of our facilities. As a result, the leasing of data center space can have a long sales cycle, and we may expend significant time and resources in pursuing a particular transaction that may not result in revenue. Our inability to adequately manage the risks associated with the sales cycle may adversely affect our business, financial condition and results of operations.

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

As of December 31, 2013, the 20 largest tenants in our property portfolio represented approximately 46% of the total annualized rent generated by our properties. Our largest tenants by annualized rent are subsidiaries of CenturyLink, Inc. (Savvis/Qwest), IBM and telx Group, Inc. In 2011, CenturyLink, Inc. acquired Savvis Communications Corporation, or Savvis, and Qwest Communications International, Inc., or Qwest, which are our direct tenants. Savvis and Qwest are now wholly-owned subsidiaries of CenturyLink, Inc. CenturyLink, Inc. (Savvis/Qwest) leased approximately 2.4 million square feet of net rentable space as of December 31, 2013, representing approximately 7.8% of the total annualized rent generated by our properties. In July 2013, IBM acquired SoftLayer Technologies, Inc., which as of June 20, 2013, represented approximately 4.0% of the total annualized rent generated by our properties. Including space leased by SoftLayer, IBM leased approximately 449,000 square feet of net rentable space as of December 31, 2013, representing approximately 5.5% of the total annualized rent generated by our properties. telx Group, Inc. leased approximately 341,000 square feet of net rentable space as of December 31, 2013, representing approximately 4.3% of the total annualized rent generated by our properties. In addition, 48 of our 131 properties are occupied by single tenants, including properties occupied solely by CenturyLink, Inc. (Savvis/Qwest) and IBM. Many factors, including global economic conditions, may cause our tenants to experience a downturn in their businesses or otherwise experience a lack of liquidity, which may weaken their financial condition and result in their failure to make timely rental payments or their default under their leases. If any tenant defaults or fails to make timely rent payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

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

If any tenant becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. As of December 31, 2013, we had no material tenants in bankruptcy.

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

Our portfolio is located in 33 metropolitan areas. Many of these markets experienced downturns in recent years and are currently experiencing downturns as a result of the global economic crisis or other factors. We depend upon the local economic conditions in these markets, including local real estate conditions, and our operations, revenue and cash available for distribution could be materially adversely affected by local economic conditions in these markets. Our operations may also be affected if too many competing properties are built in any of these markets or supply otherwise increases or exceeds demand. We cannot assure you that these markets will grow or will remain favorable to technology-related real estate.

As of December 31, 2013, our portfolio, including the 12 properties held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan markets.

Metropolitan Market	Percentage of December 31, 2013 total annualized rent(1)
London, England	12.0%
Northern Virginia	10.3%
Dallas	9.4%
Silicon Valley	9.3%
New York Metro	9.0%
Chicago	7.1%
San Francisco	6.8%
Phoenix	6.4%
Boston	4.3%
Los Angeles	3.5%
Seattle	3.0%
Singapore	2.8%
Other	16.1%

Total	100.0%

(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2013, multiplied by 12. The aggregate amount of abatements for the year ended December 31, 2013 was approximately $33.3 million.

In addition, we are currently developing properties in certain of these markets. Any negative changes in real estate, technology or economic conditions in these markets in particular could negatively impact our performance.

Our growth depends upon the successful development of our existing space and developable land and new properties acquired for development and any delays or unexpected costs in such development may delay and harm our growth prospects, future operating results and financial condition.

At December 31, 2013, we had approximately 1.8 million square feet of space under active development and approximately 1.3 million square feet of space held for future development, including one vacant property. We have built and may continue to build out a large portion of this space on a speculative basis at significant cost. Our successful development of these projects is subject to many risks, including those associated with:

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

Our total consolidated indebtedness at December 31, 2013 was approximately $5.0 billion, and we may incur significant additional debt to finance future acquisition and development activities. We have a $2.0 billion global revolving credit facility, which has a borrowing limit that we may increase to up to $2.55 billion, subject to receipt of lender commitments and other conditions precedent. At December 31, 2013, approximately $1.3 billion was available under this facility, net of outstanding letters of credit.

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

In addition, we may violate restrictive covenants or fail to maintain financial ratios specified in our loan documents, which would entitle the lenders to accelerate our debt obligations, and our secured lenders or mortgagees may foreclose on our properties or our interests in the entities that own the properties that secure their loans and receive an assignment of rents and leases. A foreclosure on one or more of our properties could adversely affect our access to capital, financial condition, results of operations, cash flow and cash available for distribution. Further, our default under any one of our loans could result in a cross default on other indebtedness. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder Digital Realty Trust, Inc.’s ability to meet the REIT distribution requirements imposed by the Code.

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

Fluctuations in interest rates could materially affect our financial results and may increase the risk our counterparty defaults on our interest rate hedges. Because a significant portion of our debt, including debt incurred under our global revolving credit facility, bears interest at variable rates, increases in interest rates could materially increase our interest expense. If the United States Federal Reserve increases short-term interest rates, this would have a significant upward impact on shorter-term interest rates, including the interest rates that our variable rate debt is based upon. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition and results of operations, and reduce our access to capital markets. We have entered into interest rate swap agreements for a significant portion of our floating rate debt other than the debt we incur under our global revolving credit facility. Increased interest rates may increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our exposure to interest rate fluctuations. Conversely, if interest rates are lower than our swapped fixed rates, we will be required to pay more for our debt than we would had we not entered into the swap agreements.

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

The exchange and repurchase rights of our exchangeable debentures may be detrimental to Digital Realty Trust, Inc.’s stockholders or Digital Realty Trust, L.P.’s unitholders. As of December 31, 2013, Digital Realty Trust, L.P. had outstanding $266.4 million aggregate principal amount of 5.50% Exchangeable Senior Debentures due 2029, or the 2029 debentures. The 2029 debentures are exchangeable for Digital Realty Trust, Inc.’s common stock. The exchange rate of the 2029 debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on Digital Realty Trust, Inc.’s common stock in excess of $0.33 per share per quarter, the issuance of certain rights, options or warrants to holders of Digital Realty Trust, Inc.’s common stock, subdivisions or combinations of Digital Realty Trust, Inc.’s common stock, certain distributions of assets, debt securities, capital stock or cash to holders of Digital Realty Trust, Inc.’s common stock and certain tender or exchange offers. The 2029 debentures are redeemable at our option for cash at any time on or after April 18, 2014 and are subject to repurchase for cash at the option of the holder on April 15 in the years 2014, 2019 and 2024, or upon the occurrence of certain events.

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

Failure to hedge effectively against interest rate changes may adversely affect results of operations. We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or swap lock agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Our policy is to use derivatives only to hedge interest rate risks related to our borrowings, not for speculative or trading purposes, and to enter into contracts only with major financial institutions based on their credit ratings and other factors. However, we may choose to change this policy in the future. Approximately 76% of our total indebtedness as of December 31, 2013 was subject to fixed interest rates or variable rates subject to interest rate swaps. We do not currently hedge our global revolving credit facility and as our borrowings under our global revolving credit facility increase, so will our percentage of indebtedness not subject to fixed rates and our exposure to interest rates increase. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

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

We owned 131 properties at December 31, 2013, including 12 properties held as investments in unconsolidated joint ventures and developable land. All of our properties have been under our management for less than ten years, and we have owned seven of the properties for less than one year at December 31, 2013. The properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential. We cannot assure you that the operating performance of the properties will not decline under our management.

We may have difficulty managing our growth.

We have significantly and rapidly expanded the size of our company. For example, during 2013, we acquired seven properties and we increased the number and size of our development activities. Our growth may significantly strain our management, operational and financial resources and systems. In addition, as a reporting company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The requirements of these rules and regulations will increase our accounting, legal and financial compliance costs and may strain our management and financial, legal and operational resources and systems. An inability to manage our growth effectively or the increased strain on our management of our resources and systems could result in deficiencies in our disclosure controls and procedures or our internal control over financial reporting and could negatively impact our cash available for distribution.

Potential losses may not be covered by insurance.

We currently carry comprehensive liability, property, business interruption, including loss of rental income, and other insurance policies to cover insurable risks to our company. We select policy specifications, insured limits and deductibles which we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and standard industry practices. Our insurance policies contain industry standard exclusions and we do not carry insurance for generally uninsurable perils such as loss from war or nuclear reaction. Although we purchase earthquake insurance, it is subject to high deductibles and a significant portion of our properties is located in seismically active zones such as California, which represents approximately 20% of our portfolio’s annualized rent as of December 31, 2013. One catastrophic event, for example, in California, could significantly impact multiple properties, the aggregate deductible amounts could be significant and the limits we purchase could prove to be insufficient, which could materially and adversely impact our business, financial condition and results of operations. Furthermore, a catastrophic regional event could also severely impact some of our insurers rendering them insolvent or unable to fully pay on claims despite their current financial strength. In addition, we may discontinue purchasing insurance against earthquake, flood or windstorm or other perils on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.

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

We compete with numerous developers, owners and operators of real estate and datacenters, many of which own properties similar to ours in the same markets in which our properties are located, including DuPont Fabros Technology, Inc., CoreSite Realty Corporation, CyrusOne Inc., QTS Realty Trust, Inc. and various local developers in the U.S., as well as Global Switch Holdings Limited and various regional operators in Europe, Asia and Australia. In addition, we may in the future face competition from new entrants into the datacenter market, including new entrants who may acquire our current competitors. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources and more ready access to capital which allow them to respond more quickly to new or changing opportunities. If our competitors offer space that our tenants or potential tenants perceive to be superior to ours based on numerous factors, including available power, security considerations, location, or connectivity, or if they offer rental rates below current market rates, or below the rental rates we are offering, we may lose tenants or potential tenants or be required to incur costs to improve our properties or reduce our rental rates. In addition, recently many of our competitors have developed and continue to develop additional datacenter space. If the supply of datacenter space continues to increase as a result of these activities or otherwise, rental rates may be reduced or we may face delays in leasing or be unable to lease our vacant space, including space that we develop.

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

We currently, and may in the future, co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In these events, we are not in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic, tax or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Our joint venture partners may take actions that are not within our control, which would require us to dispose of the joint venture asset or transfer it to a taxable REIT subsidiary in order for Digital Realty Trust, Inc. to maintain its status as a REIT. Such investments may also lead to impasses, for example, as to whether to sell a property, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our day-to-day business. Consequently, actions by or disputes with partners or co-venturers may subject properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Each of these factors may result in returns on these investments being less than we expect or in losses and our financial and operating results may be adversely affected.

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

We owned 29 properties located outside of the United States at December 31, 2013. In addition, we are currently considering, and will in the future consider, additional international acquisitions.

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

We may attempt to mitigate some or all of the risk of currency fluctuation by financing our properties in the local currency denominations, although we cannot assure you that we will be able to do so or that this will be effective. We may also engage in direct hedging activities to mitigate the risks of exchange rate fluctuations in a manner consistent with our qualifications as a REIT, although we cannot assure you that we will be able to do so or that this will be effective.

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

We are not a telecommunications carrier. Although our tenants generally are responsible for providing their own network connectivity, we still depend upon the presence of telecommunications carriers’ fiber networks serving the locations of our data centers in order to attract and retain tenants. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results. Any carrier may elect not to offer its services within our data centers. Any carrier that has decided to provide Internet connectivity to our data centers may not continue to do so for any period of time. Further, some carriers are experiencing business difficulties or have announced consolidations. As a result, some carriers may be forced to downsize or terminate connectivity within our data centers, which could have an adverse effect on the business of our tenants and, in turn, our own operating results.

Our new data centers require construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to our data centers is complex and involves factors outside of our control, including regulatory requirements and the availability of construction resources. We have started to obtain the right to use network resources owned by other companies, including rights to use dark fiber, in order to attract telecommunications carriers and customers to our portfolio. If the establishment of highly diverse Internet connectivity to our data centers does not occur, is materially delayed or is discontinued, or is subject to failure, our operating results and cash flow may be materially adversely affected. Additionally, any hardware or fiber failures on this network may result in significant loss of connectivity to our data centers. This could negatively affect our ability to attract new tenants or retain existing tenants, which could have an adverse effect on our business, financial condition and results of operations.

Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could harm our business reputation and could adversely affect our earnings and financial condition.

Our business depends on providing customers with highly reliable service, including with respect to power supply, security and maintenance of environmental conditions. We may fail to provide such service as a result of numerous factors, including mechanical failure, power outage, human error, physical or electronic security breaches, war, terrorism and related conflicts or similar events worldwide, fire, earthquake, hurricane, flood and other natural disasters, sabotage and vandalism.

Problems at one or more of our data centers, whether or not within our control, could result in service interruptions or equipment damage. Substantially all of our customer leases include terms requiring us to meet certain service level commitments to our customers. Any failure to meet these commitments or any equipment damage in our data centers, including as a result of mechanical failure, power outage, human error or other reasons, could subject us to liability under our lease terms, including service level credits against customer rent payments, or, in certain cases of repeated failures, the right by the customer to terminate the lease. Service interruptions, equipment failures or security breaches may also expose us to additional legal liability and damage our brand and reputation, and could cause our customers to terminate or not renew their leases. In addition, we may be unable to attract new customers if we have a reputation for service disruptions, equipment failures or physical or electronic security breaches in our data centers. Any such failures could adversely affect our business, financial condition and results of operations.

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

We may be vulnerable to breaches of our physical security, or to unauthorized access to or disruption of our customers’ networks or our information technology systems, any of which could disrupt our operations and have a material adverse effect on our revenues and results of operations.

We use a variety of procedures and systems to maintain the physical security of our facilities. Any failure of these systems, whether caused by human error, third party attack, employee malfeasance, system error, utility failure or some other cause could result in, among other things, a breach of our customers’ networks, a breach of our obligations under our customer leases, the misappropriation of our or our customers’ or their customers’ proprietary information, or interruptions or malfunctions in our or our customers’ operations. We rely upon our information technology systems to manage customer relationships, maintain access lists and to maintain our financial and other business information. Unauthorized access to or disruption of these systems could result in, among other things, unauthorized access to our facilities, delays or interruptions to our ability to meet customer needs, breach of our legal or contractual obligations or inability to access or rely upon critical business records. We may be required to expend significant financial resources to protect against or to alleviate breaches of physical security, network breaches as well as unauthorized access to or disruption of our customers’ networks or our information technology systems. We may not be able to implement physical or technical security measures in a timely manner or, if and when implemented, these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, loss of existing or potential customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our revenues and results of operations.

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

Under various laws relating to the protection of the environment, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances at that property, and may be required to investigate and clean up such contamination at or emanating from that property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Previous owners used some of our properties for industrial and retail purposes, so those properties may contain some level of environmental contamination. Fuel storage tanks are present at most of our properties, and if releases were to occur, we may be liable for the costs of cleaning any resulting contamination. The presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability or materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral.

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

Our properties and their uses often require permits from various government agencies, including permits related to zoning and land use, such as permits to operate data center facilities. Certain permits from state or local environmental regulatory agencies, including regulators of air quality, are usually required to install and operate diesel-powered generators, which provide emergency back-up power at most of our facilities. These permits often set emissions limits for certain air pollutants, including oxides of nitrogen. In addition, various federal, state, and local environmental, health and safety requirements, such as fire requirements and treated and storm water discharge requirements, apply to some of our properties. Changes to applicable regulations, such as air quality regulations, or the permit requirements for equipment at our facilities, could hinder or prevent our construction or operation of data center facilities.

The environmental laws and regulations to which our properties are subject may change in the future, and new laws and regulations may be created. Such laws include those directly regulating our climate change impacts and those which regulate the climate change impacts of companies with which we do business, such as utilities providing our facilities with electricity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations—Climate change legislation.” We do not know if or how the requirements will change, but changes may require that we make significant unanticipated expenditures, and such expenditures may materially adversely impact our financial condition, cash flow, results, cash available for distributions, common stock’s per share trading price, our competitive position and ability to satisfy our debt service obligations.

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

Digital Realty Trust, Inc. currently has 11,500,000 shares of 7.000% series E cumulative redeemable preferred stock outstanding, 7,300,000 shares of 6.625% series F cumulative redeemable preferred stock outstanding and 10,000,000 shares of 5.875% series G cumulative redeemable preferred stock outstanding, which may be converted into Digital Realty Trust, Inc. common stock upon the occurrence of limited specified change in control transactions. The conversion of series E preferred stock, series F preferred stock or series G preferred stock for Digital Realty Trust, Inc. common stock would dilute stockholder ownership in Digital Realty Trust, Inc. and unitholder ownership in Digital Realty Trust, L.P., and could adversely affect the market price of Digital Realty Trust, Inc. common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

Upon the occurrence of specified change of control transactions, holders of our series E preferred stock, series F preferred stock and series G preferred stock will have the right (unless, prior to the change of control conversion date, we have provided or provide notice of our election to redeem such preferred stock) to convert some or all of their series E or series F preferred stock, as applicable, into shares of our common stock (or equivalent value of alternative consideration), subject to caps set forth in the articles supplementary governing the applicable series of preferred stock. The change of control conversion features of the series E preferred stock, series F preferred stock and series G preferred stock may have the effect of discouraging a third party from making an acquisition proposal for our company or of delaying, deferring or preventing certain change of control transactions of our company under circumstances that otherwise could provide the holders of our common stock, series E preferred stock, series F preferred stock and series G preferred stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.

Digital Realty Trust, Inc. could increase or decrease the number of authorized shares of stock and issue stock without stockholder approval. Digital Realty Trust, Inc.’s charter authorizes the company’s board of directors, without stockholder approval, to amend the charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, to issue authorized but unissued shares of the company’s common stock or preferred stock into other classes or series of stock and, subject to the voting rights of holders of preferred stock, to classify or reclassify any unissued shares of the company’s common stock or preferred stock and to set the preferences, rights and other terms of such classified or reclassified shares. Although Digital Realty Trust, Inc.’s board of directors has no such intention at the present time, it could establish an additional class or series of preferred stock that could, depending on the terms of such class or series, delay, defer or prevent a transaction or a change of control that might be in the best interest of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	the impact of current global economic, credit and market conditions;

•	current local economic conditions in our geographic markets;

•	decreases in information technology spending, including as a result of economic slowdowns or recession;

•	adverse economic or real estate developments in our industry or the industry sectors that we sell to (including risks relating to decreasing real estate valuations and impairment charges);

•	our dependence upon significant tenants;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	defaults on or non-renewal of leases by tenants;

•	our failure to obtain necessary debt and equity financing;

•

risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements;

•	financial market fluctuations;

•	changes in foreign currency exchange rates;

•	our inability to manage our growth effectively;

•	difficulty acquiring or operating properties in foreign jurisdictions;

•	our failure to successfully integrate and operate acquired or developed properties or businesses;

•	risks related to joint venture investments, including as a result of our lack of control of such investments;

•	delays or unexpected costs in development of properties;

•	decreased rental rates, increased operating costs or increased vacancy rates;

•	increased competition or available supply of data center space;

•	our inability to successfully develop and lease new properties and development space;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our inability to acquire off-market properties;

•	our inability to comply with the rules and regulations applicable to reporting companies;

•	Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for federal income tax purposes;

•	possible adverse changes to tax laws;

•	restrictions on our ability to engage in certain business activities;

•	environmental uncertainties and risks related to natural disasters;

•	losses in excess of our insurance coverage;

•	changes in foreign laws and regulations, including those related to taxation and real estate ownership and operation; and

•	changes in local, state and federal regulatory requirements, including changes in real estate and zoning laws and increases in real property tax rates.

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

Our Portfolio

As of December 31, 2013, we owned 131 properties, including 12 properties held as investments in unconsolidated joint ventures and developable land. These properties are mainly located throughout the U.S., with 22 properties located in Europe, three properties in Australia, two properties in Asia and two properties in Canada, and contain a total of approximately 24.5 million rentable square feet, including 1.8 million square feet of space under active development and 1.3 million square feet of space held for future development. The following table presents an overview of our portfolio of properties, including the 12 properties held as investments in unconsolidated joint ventures and developable land, based on information as of December 31, 2013. All properties are held in fee simple except as otherwise indicated. Please refer to note 7 in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of all applicable encumbrances as of December 31, 2013.

Property	Acquisition date	Net Rentable Square Feet Excluding Space Held for Development(1)	Space Under Active Development(2)	Space Held for Future Development(3)	Annualized Rent ($000)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot ($)(6)
North America
Silicon Valley
1350 Duane & 3080 Raymond	Oct-09	185,000	—	—	$10,587	100.0%	$57.23
3011 Lafayette Street	Jan-07	90,780	—	—	10,553	100.0%	116.25
1500 Space Park Drive	Sep-07	51,615	—	—	9,605	100.0%	186.09
1525 Comstock Street	Sep-07	42,385	—	—	8,786	100.0%	207.29
3105 & 3205 Alfred Street	May-10	49,858	—	—	8,621	87.9%	196.63
1100 Space Park Drive	Nov-04	165,297	—	—	7,861	92.7%	51.31
2045 & 2055 LaFayette Street	May-04	300,000	—	—	7,380	100.0%	24.60
1725 Comstock Street	Apr-10	39,643	—	—	6,870	100.0%	173.30
150 South First Street	Sep-04	179,761	—	—	6,670	97.2%	38.17
1201 Comstock Street	Jun-08	24,000	—	—	4,736	100.0%	197.33
2334 Lundy Place	Dec-02	130,752	—	—	4,661	100.0%	35.65
34551 Ardenwood Boulevard	Jan-03	307,657	—	—	4,090	41.6%	31.98
2401 Walsh Street	Jun-05	167,932	—	—	3,834	100.0%	22.83
2403 Walsh Street	Jun-05	103,940	—	—	2,373	100.0%	22.83
2805 Lafayette Street(7)	Aug-10	53,886	84,180	—	322	25.2%	23.75
47700 Kato Road & 1055 Page Avenue	Sep-03	199,352	—	—	—	0.0%	—

		2,091,858	84,180	—	96,949	78.8%	58.78
Dallas
2323 Bryan Street	Jan-02	453,539	—	23,568	15,383	74.3%	45.64
2501 S. State Hwy. 121	Feb-12	829,372	—	—	13,412	98.5%	16.41
1232 Alma Road	Sep-09	105,726	—	—	12,699	95.3%	126.06
2440 Marsh Lane	Jan-03	135,250	—	—	12,619	94.7%	98.55
4849 Alpha Road	Apr-04	125,538	—	—	11,418	100.0%	90.95
4025 Midway Road	Jan-06	100,590	—	—	10,204	98.4%	103.05
400 S. Akard	Jun-12	269,563	—	—	7,980	94.4%	31.34
11830 Webb Chapel Road	Aug-04	365,647	—	—	8,021	98.0%	22.38
900 Quality Way	Sep-09	42,318	—	72,604	6,466	96.2%	158.78
1215 Integrity Drive(8)	Sep-09	61,750	56,126	—	2,658	94.6%	45.48
904 Quality Way	Sep-09	46,750	—	—	978	100.0%	20.92
17201 Waterview Parkway	Jan-13	61,750	—	—	704	100.0%	11.40
850 East Collins	Sep-09	80,349	33,839	—	343	3.5%	121.29

Property	Acquisition date	Net Rentable Square Feet Excluding Space Held for Development(1)	Space Under Active Development(2)	Space Held for Future Development(3)	Annualized Rent ($000)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot ($)(6)
908 Quality Way	Sep-09	14,400	—	—	—	86.1%	—
905 Security Row(9)	Sep-09	—	—	—	—	0.0%	—
1210 Integrity Drive(9)	Sep-09	—	—	—	—	0.0%	—
950 E. Collins	Sep-09	—	112,500	—	—	0.0%	—
1301 International Pkwy	Sep-09	—	—	20,500	—	0.0%	—

		2,692,542	202,465	116,672	102,885	90.7%	42.10
Northern Virginia
43881 Devin Shafron Drive	Mar-07	180,000	—	—	19,188	99.0%	107.72
43940 Digital Loudoun Plaza	Apr-11	160,007	232,704	—	16,714	100.0%	104.46
43915 Devin Shafron Drive	May-09	129,033	—	3,247	16,377	100.0%	126.92
43791 Devin Shafron Drive	Mar-07	134,741	—	259	13,187	100.0%	97.87
43830 Devin Shafron Drive	May-09	101,300	—	11,950	11,622	95.6%	120.00
4050 La Fayette Center Drive	Jul-10	42,374	—	—	6,855	99.0%	163.36
4030 La Fayette Center Drive	Jul-10	72,696	—	—	5,887	100.0%	80.98
45901 & 45845 Nokes Boulevard	Dec-09	167,160	—	—	4,751	100.0%	28.42
44470 Chilum Place	Feb-07	95,440	—	—	4,529	100.0%	47.45
21110 Ridgetop Circle	Jan-07	135,513	—	—	2,993	100.0%	22.09
21561 & 21571 Beaumeade Circle	Dec-09	164,453	—	—	2,931	100.0%	17.82
1506 Moran Road	Dec-11	78,295	—	—	2,371	100.0%	30.28
1807 Michael Faraday Court	Oct-06	19,237	—	—	1,892	100.0%	98.35
251 Exchange Place	Nov-05	70,982	—	—	1,740	100.0%	24.51
43831 Devin Shafron Drive	Mar-07	117,071	—	—	1,573	100.0%	13.44
8100 Boone Boulevard(10)	Oct-06	17,015	—	—	535	15.4%	203.65
44060 Digital Loudoun Plaza	Apr-11	—	281,431	—	—	0.0%	—
4040 La Fayette Center Drive	Jul-10	—	30,333	—	—	0.0%	—

		1,685,317	544,468	15,456	113,145	98.7%	67.99
New York Metro
111 Eighth Avenue(10)	Mar-07	116,843	—	—	21,345	100.0%	182.72
365 S. Randolphville Road	Feb-08	245,039	86,656	19,753	24,763	92.2%	109.63
3 Corporate Place	Dec-05	276,931	—	—	19,318	100.0%	69.76
300 Boulevard East	Nov-02	346,819	—	22,962	16,853	93.6%	51.94
60 & 80 Merritt Boulevard	Jan-10	209,807	—	34,833	15,468	92.2%	79.94
410 Commerce Boulevard(10)	Aug-12	27,943	—	—	4,847	100.0%	173.46

Property	Acquisition date	Net Rentable Square Feet Excluding Space Held for Development(1)	Space Under Active Development(2)	Space Held for Future Development(3)	Annualized Rent ($000)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot ($)(6)
636 Pierce Street	Dec-13	108,336	—	—	3,190	100.0%	29.45
701 Union Boulevard(9)	Nov-12	—	—	—	—	0.0%	—
650 Randolph Road	Jun-08	—	—	127,790	—	0.0%	—
3 Corporate Place Annex		—	100,515	—	—	0.0%	—

		1,331,718	187,171	205,338	105,784	95.7%	83.04
San Francisco
200 Paul Avenue	Nov-04	479,082	—	18,522	28,243	95.0%	62.06
365 Main Street	Jul-10	226,981	—	—	26,709	74.5%	157.94
720 2nd Street	Jul-10	121,220	—	—	16,227	90.6%	147.70
360 Spear Street	Dec-11	154,950	—	—	8,269	100.0%	53.37

		982,233	—	18,522	79,448	90.5%	89.37
Chicago
350 E. Cermak Road	May-05	1,133,739	—	—	70,419	98.9%	62.80
600-780 S. Federal	Sep-05	131,930	—	29,617	7,424	86.5%	65.07
9333, 9355, 9377 Grand Avenue	May-12	108,838	289,220	176,886	4,862	81.5%	54.81

		1,374,507	289,220	206,503	82,705	96.3%	62.46
Phoenix
2121 South Price Road	Jul-10	472,449	35,723	—	40,367	71.8%	119.07
120 E. Van Buren Street	Jul-06	287,514	—	—	21,443	88.0%	84.79
2055 East Technology Circle(11)	Oct-06	76,350	—	—	8,478	100.0%	111.04
2010 East Centennial Circle(12)	May-03	113,405	—	—	3,194	100.0%	28.16
1900 S. Price Road	Jan-13	118,348	—	108,926	1,450	100.0%	12.25

		1,068,066	35,723	108,926	74,932	84.3%	83.26
Boston
128 First Avenue	Jan-10	274,750	—	—	23,779	97.5%	88.74
55 Middlesex	Jan-10	101,067	—	—	12,172	96.8%	124.48
100 & 200 Quannapowitt Parkway	Jun-04	304,402	—	82,554	7,799	86.9%	29.47
115 Second Avenue	Oct-05	66,730	—	—	3,869	100.0%	57.98
105 Cabot Street	Jan-10	34,526	—	71,205	1,687	41.5%	117.69
600 Winter Street	Sep-06	30,400	—	—	760	100.0%	25.00

		811,875	—	153,759	50,066	91.4%	67.49

Property	Acquisition date	Net Rentable Square Feet Excluding Space Held for Development(1)	Space Under Active Development(2)	Space Held for Future Development(3)	Annualized Rent ($000)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot ($)(6)
Los Angeles
600 West Seventh Street	May-04	489,722	—	—	23,731	97.8%	49.55
2260 East El Segundo Boulevard	Jul-10	132,240	—	—	11,616	90.2%	97.38
200 North Nash Street	Jun-05	113,606	—	—	2,595	100.0%	22.84
3015 Winona Avenue	Dec-04	82,911	—	—	1,706	100.0%	20.58
3300 East Birch Street	Aug-03	68,807	—	—	1,593	100.0%	23.15

		887,286	—	—	41,241	97.3%	47.76
Atlanta
375 Riverside Parkway	Jun-03	250,191	—	—	8,388	100.0%	33.53
760 Doug Davis Road	Dec-11	334,306	—	—	6,473	100.0%	19.36
101 Aquila Way	Apr-06	313,581	—	—	1,437	100.0%	4.58

		898,078	—	—	16,298	100.0%	18.15
Philadelphia
833 Chestnut Street	Mar-05	594,747	—	60,011	13,424	91.7%	24.63

St. Louis
900 Walnut Street	Aug-07	105,776	—	6,490	4,540	95.8%	44.78
210 N Tucker Boulevard	Aug-07	205,650	53,988	77,778	4,661	73.2%	30.95
1 Savvis Parkway	Aug-07	156,000	—	—	3,042	100.0%	19.50

		467,426	53,988	84,268	12,243	87.3%	30.01
Houston
Digital Houston	Apr-06	404,235	—	22,722	16,588	90.8%	45.17

Denver
11900 East Cornell Avenue	Sep-12	285,840	—	—	6,449	94.3%	23.92
8534 Concord Center Drive	Jun-05	85,660	—	—	3,784	100.0%	44.17

		371,500	—	—	10,233	95.6%	28.80
Portland
3825 NW Aloclek Place	Aug-11	48,574	—	—	7,993	100.0%	164.55

Property	Acquisition date	Net Rentable Square Feet Excluding Space Held for Development(1)	Space Under Active Development(2)	Space Held for Future Development(3)	Annualized Rent ($000)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot ($)(6)
Miami
36 NE 2nd Street	Jan-02	162,140	—	—	5,193	100.0%	32.03
2300 NW 89th Place	Sep-06	64,174	—	—	694	100.0%	10.81

		226,314	—	—	5,887	100.0%	26.01
Sacramento
11085 Sun Center Drive	Sep-11	69,048	—	—	2,878	100.0%	41.68
3065 Gold Camp Drive	Oct-04	40,394	—	23,397	1,923	100.0%	47.61

		109,442	—	23,397	4,801	100.0%	43.87
Charlotte
125 North Myers	Aug-05	25,402	—	—	1,400	100.0%	55.11
731 East Trade Street	Aug-05	40,879	—	—	1,351	100.0%	33.05
113 North Myers	Aug-05	29,218	—	—	961	100.0%	32.89

		95,499	—	—	3,712	100.0%	28.81
Toronto, Canada
6800 Millcreek Drive	Apr-06	83,758	—	—	2,084	100.0%	24.88
371 Gough Road	Mar-13	64,546	34,306	21,189	337	100.0%	5.22

		148,304	34,306	21,189	2,421	100.0%	16.32
Minneapolis / St. Paul
1500 Towerview Road	Mar-05	328,765	—	—	4,438	100.0%	13.50
1125 Energy Park Drive	Mar-05	112,827	—	—	1,437	100.0%	12.74

		441,592	—	—	5,875	100.0%	13.31
Austin
7401 E. Ben White Boulevard	May-13	203,235	—	—	1,848	100.0%	9.09
8025 North Interstate 35	May-12	62,237	—	—	934	100.0%	15.01
8201 E. Riverside Drive	May-13	133,460	—	—	821	67.4%	9.12
7620 Metro Center Drive	Dec-05	45,000	—	—	335	69.6%	10.70
7500 Metro Center Drive	Dec-05	30,000	44,962	—	30	0.0%	—

		473,932	44,962	—	3,968	81.6%	10.18

Subtotal—North America		17,205,045	1,476,483	1,036,763	850,598	91.7%	53.91

Property	Acquisition date	Net Rentable Square Feet Excluding Space Held for Development(1)	Space Under Active Development(2)	Space Held for Future Development(3)	Annualized Rent ($000)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot ($)(6)
Europe
London, England
Unit 21 Goldsworth Park Trading Estate(13)	Jul-12	386,281	—	93,719	57,265	96.7%	153.24
The Chess Building(13)	Jul-12	133,000	—	—	20,736	97.3%	160.32
Unit B Prologis Park(13)	Jul-12	120,000	—	—	16,895	100.0%	140.79
3 St. Anne’s Boulevard(13)	Dec-07	96,147	—	—	16,991	84.5%	209.02
Mundells Roundabout(13)	Apr-07	113,464	—	—	8,443	100.0%	74.41
Cressex 1(13)	Dec-07	50,847	—	—	7,804	100.0%	153.48
6 Braham Street(13)	Jul-02	63,233	—	—	5,311	100.0%	83.99
2 St. Anne’s Boulevard(13)	Dec-07	30,612	—	—	4,030	100.0%	131.65
1 St. Anne’s Boulevard(13)	Dec-07	20,219	—	—	308	100.0%	15.23
Fountain Court(13)	Jul-11	41,957	—	89,814	2,111	27.2%	185.06
Principal Park, Crawley	Sep-13	—	106,400	—	—	0.0%	—

		1,055,760	106,400	183,533	139,894	94.2%	140.72
Paris, France
114 Rue Ambroise Croizat(14)	Dec-06	324,796	36,124	—	21,351	95.6%	68.80
1 Rue Jean-Pierre(14)	Dec-12	104,666	—	—	4,810	100.0%	45.96
127 Rue de Paris(14)	Dec-12	59,991	—	—	2,061	100.0%	34.36
Liet-dit ie Christ de Saclay(14)	Dec-12	21,337	—	—	687	100.0%	32.20

		510,790	36,124	—	28,909	97.2%	58.25
Dublin, Ireland
Unit 9, Blanchardstown Corporate Park(14)	Dec-06	120,000	—	—	10,856	95.2%	95.01
Clonshaugh Industrial Estate II(14)	Feb-06	124,500	—	—	9,235	100.0%	74.18
Clonshaugh Industrial Estate I(14)	Feb-06	20,000	—	—	1,623	100.0%	81.15
Profile Park	Oct-11	—	47,092	—	—	0.0%	—

		264,500	47,092	—	21,714	97.8%	83.92
Amsterdam, Netherlands
Paul van Vlissingenstraat 16(14)	Aug-05	112,472	—	—	7,843	100.0%	69.73
Cateringweg 5(14)	Jun-10	55,972	—	—	5,809	100.0%	103.78
Naritaweg 52(14)(15)	Dec-07	63,260	—	—	2,832	100.0%	44.77
Gyroscoopweg 2E-2F(14)	Jul-06	55,585	—	—	1,342	100.0%	24.14
Liverpoolweg 10(14)	Jun-13	16,813	—	—	853	100.0%	50.73

		304,102	—	—	18,679	100.0%	61.42

Property	Acquisition date	Net Rentable Square Feet Excluding Space Held for Development(1)	Space Under Active Development(2)	Space Held for Future Development(3)	Annualized Rent ($000)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot ($)(6)
Manchester, England
Manchester Technopark, Plot C1(13)	Jun-08	38,016	—	—	1,987	100.0%	52.27

Geneva, Switzerland
Chemin de l’Epinglier 2(14)	Nov-05	59,190	—	—	1,847	100.0%	31.20

Subtotal—Europe		2,232,358	189,616	183,533	213,030	96.3%	99.06

Asia / Pacific
Singapore
29A International Business Park(16)	Nov-10	306,172	—	64,328	32,811	86.9%	123.37

Melbourne, Australia
98 Radnor Drive(17)	Aug-11	52,988	—	—	6,827	100.0%	128.84
Deer Park	Aug-11	—	93,582	—	—	0.0%	—

		52,988	93,582	—	6,827	100.0%	128.84
Sydney, Australia
1-23 Templar Road(17)	Jul-11	39,156	—	47,061	4,469	69.8%	163.43
23 Waterloo Rd(17)	Dec-12	51,990	—	—	1,234	100.0%	23.74

		91,146	—	47,061	5,703	87.0%	71.89

Subtotal—Asia / Pacific		450,306	93,582	111,389	45,341	88.4%	113.84

Portfolio Total/Weighted Average		19,887,709	1,759,681	1,331,685	1,108,969	92.2%	60.51

Property	Acquisition / Contribution date	Net Rentable Square Feet Excluding Space Held for Development(1)	Space Under Active Development(2)	Space Held for Future Development(3)	Annualized Rent ($000)(4)	Percent Leased(5)	Annualized Rent per Occupied Square Foot ($)(6)
Unconsolidated Joint Ventures—Managed
Silicon Valley
4650 Old Ironsides Drive(18)	Sep-13	124,383	—	—	4,062	100.0%	32.66
2950 Zanker Road(18)	Sep-13	69,700	—	—	3,152	100.0%	45.22
4700 Old Ironsides Drive(18)	Sep-13	90,139	—	—	2,058	100.0%	22.83
444 Toyama Drive(18)	Sep-13	42,083	—	—	1,942	100.0%	46.15

		326,305	—	—	11,214	100.0%	34.37
Northern Virginia
43790 Devin Shafron Drive(18)	Sep-13	152,138	—	—	3,228	100.0%	21.22
21551 Beaumeade Circle(18)	Sep-13	152,504	—	—	2,088	100.0%	13.69
7505 Mason King Court(18)	Sep-13	109,650	—	—	1,865	100.0%	17.01

		414,292	—	—	7,181	100.0%	17.33
Dallas
14901 FAA Boulevard(18)	Sep-13	263,700	—	—	5,188	100.0%	19.67
900 Dorothy Drive(18)	Sep-13	56,176	—	—	1,612	100.0%	28.70

		319,876	—	—	6,800	100.0%	21.26
Hong Kong
33 Chun Choi Street	Jun-12	—	—	—	—	0.0%	—

Unconsolidated Joint Ventures—Managed Total/Weighted Average		1,060,473	—	—	25,195	100.0%	23.76

Unconsolidated Joint Ventures—Non-Managed
Seattle
2001 Sixth Avenue	Nov-06	400,369	—	—	31,534	95.0%	82.91
2020 Fifth Avenue	Oct-11	51,000	—	—	3,338	100.0%	65.45

		451,369	—	—	34,872	95.6%	80.85

Unconsolidated Joint Ventures Total/Weighted Average		1,511,842	—	—	60,067	98.7%	40.26

Portfolio Total/Weighted Average		21,399,551	1,759,681	1,331,685	1,169,036	92.6%	58.98

(1)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease. We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area. Net rentable square feet includes tenants’ proportional share of common areas but excludes space held for development.
(2)	Space under active development includes current base building and data center projects in progress.
(3)	Space held for future development includes space held for future data center development, and excludes space under active development.
(4)	Annualized rent represents the monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2013 multiplied by 12.
(5)	Excludes space held for future development and space under active development. We estimate the total square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.
(6)	Annualized rent per square foot represents annualized rent as computed above, divided by the total square footage under lease as of the same date.
(7)	Formerly 800 Central Expressway.
(8)	Formerly 1215 Datacenter Park.
(9)	Building razed in 2013, included in land inventory.
(10)

111 Eighth Avenue (2nd and 6th floors), 8100 Boone Boulevard, 111 Eighth Avenue (3rd and 7th floors) and 410 Commerce Boulevard are leased by us pursuant to leases that expire in June 2024, September 2017, February 2022 and December 2026, respectively. The lease at 111 Eighth Avenue (2nd and 6th floors) has an option to extend the lease until June 2034 and the lease at 111 Eighth Avenue (3rd and 7th floors) has an option to extend the lease until February 2032.

(11)	We are party to a ground sublease for this property. The term of the ground sublease expires in September 2083. All of the lease payments were prepaid by the prior owner of this property.
(12)	We are party to a ground sublease for this property. The term of the ground sublease expires in the year 2082.
(13)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2013 of $1.66 to £1.00. Manchester Technopark is subject to a ground lease, which expires in the year 2125.
(14)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2013 of $1.37 to €1.00. Paul Van Vlissingenstraat 16, Chemin de l’Epinglier 2, Clonshaugh Industrial Estate I and II and Cateringweg 5 are subject to ground leases, which expire in the years 2054, 2074, 2981 and 2059, respectively.
(15)	We are party to a ground sublease for this property. This is a perpetual ground sublease. Lease payments were prepaid by the prior owner of this property through December 2036.
(16)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2013 of $0.79 to S$1.00. 29A International Business Park is subject to a ground lease, which expires in the year 2038.
(17)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2013 of $0.89 to A$1.00.
(18)	On September 27, 2013, these properties were contributed to an unconsolidated joint venture that was formed with an investment fund managed by Prudential Real Estate Investors (PREI®).

Tenant Diversification

As of December 31, 2013, our portfolio was leased to 655 companies, many of which are nationally recognized firms. The following table sets forth information regarding the 20 largest tenants in our portfolio based on annualized rent as of December 31, 2013 (dollar amounts in thousands).

	Tenant	Number of Locations	Total Occupied Square Feet(1)(5)	Percentage of Net Rentable Square Feet(5)	Annualized Rent(2)(5)	Percentage of Annualized Rent(5)	Weighted Average Remaining Lease Term in Months
1	CenturyLink, Inc.(3)	37	2,387,212	11.9%	$87,129	7.8%	81
2	IBM(4)	11	448,525	2.2%	61,652	5.5%	96
3	TelX Group, Inc.	12	341,202	1.7%	47,745	4.3%	171
4	Equinix Operating Company, Inc.	10	736,932	3.7%	36,020	3.2%	155
5	Morgan Stanley	5	198,670	1.0%	30,548	2.7%	40
6	Facebook, Inc.	3	206,283	1.0%	27,626	2.5%	64
7	AT & T	18	614,647	3.1%	25,782	2.3%	62
8	Deutsche Bank AG	3	113,461	0.6%	23,511	2.1%	55
9	Verizon Communications, Inc.	31	320,703	1.6%	20,431	1.8%	58
10	NTT Communications Company	7	319,189	1.6%	19,825	1.8%	68
11	SunGard Availability Services LP	7	343,370	1.7%	19,317	1.7%	72
12	JPMorgan Chase & Co.	6	198,012	1.0%	19,228	1.7%	81
13	Level 3 Communications, LLC	43	375,887	1.9%	16,484	1.5%	83
14	TATA Communications (UK)	6	131,065	0.7%	14,232	1.3%	53
15	Nomura International PLC	2	63,137	0.3%	13,073	1.2%	73
16	Pfizer, Inc.	1	97,069	0.5%	11,886	1.1%	48
17	Amazon	8	281,118	1.4%	11,077	1.0%	73
18	Yahoo! Inc.	2	110,847	0.6%	10,988	1.0%	46
19	BT Americas, Inc.	3	67,685	0.3%	10,199	0.9%	42
20	Sprint Communications Co., LP	6	173,319	0.9%	10,007	0.9%	14

	Total/Weighted Average		7,528,333	37.7%	$516,760	46.3%	84

(1)	Occupied square footage is defined as leases that commenced on or before December 31, 2013. For some of our properties, we calculate occupancy based on factors in addition to contractually leased square feet, including available power, required support space and common area.
(2)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2013 multiplied by 12.
(3)	Represents leases with Savvis Communications Corporation, or Savvis, and Qwest Communications International, Inc., or Qwest, (or affiliates thereof), which are our direct tenants. CenturyLink, Inc. acquired Qwest in the three months ended June 30, 2011 and Savvis in the three months ended September 30, 2011, and Qwest and Savvis are now wholly-owned subsidiaries of CenturyLink, Inc.
(4)	Represents leases with IBM and leases with Softlayer. IBM acquired Softlayer in July 2013.
(5)	Represents consolidated portfolio plus our managed portfolio of unconsolidated joint ventures based on our ownership percentage.

Lease Distribution

The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on net rentable square feet (excluding approximately 1.8 million square feet of space under active development and approximately 1.3 million square feet of space held for future development at December 31, 2013) under lease as of December 31, 2013 (dollar amounts in thousands).

Square Feet Under Lease	Number of Leases(1)(4)	Percentage of All Leases	Total Net Rentable Square Feet(2)(4)	Percentage of Net Rentable Square Feet(2)	Annualized Rent(3)(4)	Percentage of Annualized Rent
Available			1,559,538	7.8%	$—	0.0%
2,500 or less	1,461	64.6%	667,487	3.3%	64,614	5.8%
2,501 - 10,000	357	15.8%	2,154,548	10.7%	204,335	18.3%
10,001 - 20,000	221	9.8%	3,249,211	16.2%	296,643	26.6%
20,001 - 40,000	114	5.0%	3,328,498	16.5%	236,758	21.3%
40,001 - 100,000	76	3.4%	4,665,259	23.2%	194,465	17.5%
Greater than 100,000	34	1.4%	4,475,264	22.3%	117,190	10.5%

Portfolio Total	2,263	100.0%	20,099,805	100.0%	$1,114,005	100.0%

(1)	Includes license and similar agreements that upon expiration will be automatically renewed, primarily on a month-to-month basis. Number of leases represents the leased-unit count; a lease could include multiple units.
(2)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including available power, required support space and common area. We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.
(3)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2013 multiplied by 12.
(4)	Represents consolidated portfolio plus our managed portfolio of unconsolidated joint ventures based on our ownership percentage.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2013 plus available space for ten calendar years at the properties in our portfolio, excluding approximately 1.8 million square feet of space under active development and approximately 1.3 million square feet of space held for future development at December 31, 2013. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options and all early termination rights (dollar amounts in thousands).

Year	Number of Leases Expiring(1)(5)	Square Footage of Expiring Leases(2)(5)	Percentage of Net Rentable Square Feet(5)	Annualized Rent(3)(5)	Percentage of Annualized Rent(5)	Annualized Rent Per Occupied Square Foot(5)	Annualized Rent Per Occupied Square Foot at Expiration(5)	Annualized Rent at Expiration
Available		1,559,538	7.8%
Month to Month(4)	95	28,766	0.2%	$4,991	0.5%	$173.50	$178.10	$5,123
2014	311	984,610	4.9%	84,983	7.6%	86.31	87.24	85,893
2015	311	1,899,195	9.4%	94,542	8.5%	49.78	51.60	98,007
2016	292	1,617,241	8.0%	94,726	8.5%	58.57	61.83	99,992
2017	205	1,607,713	8.0%	73,858	6.6%	45.94	49.96	80,329
2018	217	1,505,365	7.5%	105,043	9.4%	69.78	79.82	120,154
2019	130	1,759,973	8.8%	111,969	10.1%	63.62	74.07	130,353
2020	147	1,249,072	6.2%	101,318	9.1%	81.11	96.94	121,088
2021	81	1,292,901	6.4%	73,739	6.6%	57.03	70.42	91,041
2022	105	1,428,234	7.1%	67,929	6.1%	47.56	57.84	82,605
2023	101	912,133	4.5%	55,266	4.9%	60.59	83.35	76,028
Thereafter	268	4,255,064	21.2%	245,641	22.1%	57.73	81.27	345,815

Portfolio Total / Weighted Average	2,263	20,099,805	100.0%	$1,114,005	100.0%	$60.09	$72.08	$1,336,428

(1)	Number of leases represents the leased-unit count; a lease could include multiple units.
(2)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including available power, required support space and common area. We estimate the total net rentable square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.
(3)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2013 multiplied by 12.
(4)	Includes leases, licenses and similar agreements that upon expiration have been automatically renewed on a month-to-month basis.
(5)	Represents consolidated portfolio plus our managed portfolio of unconsolidated joint ventures based on our ownership percentage.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we may become subject to tort claims, breach of contract and other claims and administrative proceedings. As of December 31, 2013, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Digital Realty Trust, Inc.

Digital Realty Trust, Inc.’s common stock has been listed and is traded on the NYSE under the symbol “DLR” since October 29, 2004. The following table sets forth, for the periods indicated, the high and low last sale prices in dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated.

	High	Low	Dividends Declared
First Quarter 2012	$74.04	$65.00	$0.73000
Second Quarter 2012	$76.04	$67.84	$0.73000
Third Quarter 2012	$80.59	$66.70	$0.73000
Fourth Quarter 2012	$70.16	$59.25	$0.73000
First Quarter 2013	$72.92	$62.75	$0.78000
Second Quarter 2013	$74.00	$56.02	$0.78000
Third Quarter 2013	$65.43	$50.98	$0.78000
Fourth Quarter 2013	$58.35	$43.04	$0.78000

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

As of February 20, 2014, there were approximately 143 holders of record of Digital Realty Trust, Inc.’s common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Digital Realty Trust, L.P.

There is no established trading market for Digital Realty Trust, L.P.’s common units of limited partnership. As of February 20, 2014, there were 41 holders of record of common units, including Digital Realty Trust, L.P.’s general partner, Digital Realty Trust, Inc.

The following table sets forth, for the periods indicated, the distributions per common unit that our operating partnership declared with respect to the periods indicated.

Distributions Declared
First Quarter 2012	$0.73000
Second Quarter 2012	$0.73000
Third Quarter 2012	$0.73000
Fourth Quarter 2012	$0.73000
First Quarter 2013	$0.78000
Second Quarter 2013	$0.78000
Third Quarter 2013	$0.78000
Fourth Quarter 2013	$0.78000

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

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total stockholder return on Digital Realty Trust, Inc.’s common stock during the period from December 31, 2008 through December 31, 2013, with the cumulative total return on the MSCI US REIT Index (RMS) and the S&P 500 Market Index. The comparison assumes that $100 was invested on December 31, 2008 in Digital Realty Trust, Inc.’s common stock and in each of these indices and assumes reinvestment of dividends, if any.

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG DIGITAL REALTY TRUST, INC., S&P 500 INDEX AND RMS INDEX

Assumes $100 invested on December 31, 2008

Assumes dividends reinvested

To fiscal year ending December 31, 2013

Pricing Date	DLR($)	S&P 500($)	RMS($)
December 31, 2008	100.0	100.0	100.0
December 31, 2009	158.8	126.5	128.6
December 31, 2010	168.5	145.5	165.2
December 31, 2011	228.1	148.6	179.6
December 31, 2012	242.1	172.4	211.5
December 31, 2013	185.2	228.2	216.7

•

This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

•	The stock price performance shown on the graph is not necessarily indicative of future price performance.
•	The hypothetical investment in Digital Realty Trust, Inc.’s common stock presented in the stock performance graph above is based on the closing price of the common stock on December 31, 2008.

SALES OF UNREGISTERED EQUITY SECURITIES

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

During the year ended December 31, 2013, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the year ended December 31, 2013, holders of 134,325 shares of Digital Realty Trust, Inc.’s series D cumulative convertible preferred stock, or the series D preferred stock, exercised their right to convert such series D preferred stock into Digital Realty Trust, Inc.’s common stock and received 85,429 shares of Digital Realty Trust, Inc.’s common stock. In connection with this conversion, our operating partnership issued 85,429 common units to Digital Realty Trust, Inc. upon conversion of 134,325 series D cumulative convertible preferred units held by Digital Realty Trust, Inc.

Effective February 26, 2013, Digital Realty Trust, Inc. converted all outstanding shares of its series D preferred stock into shares of its common stock in accordance with the terms of the series D preferred stock. Each share of series D preferred stock was converted into 0.6360 share of Digital Realty Trust, Inc. common stock. Digital Realty Trust, Inc. converted 4,802,180 shares of its series D preferred stock into 3,054,186 shares of Digital Realty Trust, Inc.’s common stock. In connection with this conversion, our operating partnership issued 3,054,186 common units to Digital Realty Trust, Inc. upon conversion of 4,802,180 series D cumulative convertible preferred units.

During the year ended December 31, 2013, Digital Realty Trust, Inc. issued an aggregate of 5,569 shares of its common stock upon the exercise of stock options. Digital Realty Trust, Inc. contributed the proceeds from the option exercises of approximately $0.2 million to our operating partnership in exchange for an aggregate of 5,569 common units, as required by our operating partnership’s partnership agreement.

During the year ended December 31, 2013, Digital Realty Trust, Inc. issued an aggregate of 112,245 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our operating partnership issued a restricted common unit to Digital Realty Trust, Inc. as required by its partnership agreement, for an aggregate of 112,245 units during the year ended December 31, 2013.

All other issuances of unregistered equity securities of our operating partnership during the year ended December 31, 2013 have previously been disclosed in filings with the SEC. For all issuances of units to Digital Realty Trust, Inc., our operating partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with over $9 billion in total consolidated assets and as our operating partnership’s majority owner and general partner as the basis for the exemption under Section 4(2) of the Securities Act.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Amounts in thousands, except share and per share data)
Statement of Operations Data:
Operating Revenues:
Rental	$1,155,051	$990,715	$820,711	$682,026	$507,545
Tenant reimbursements	323,286	272,309	211,811	178,081	125,136
Fee income	3,520	8,428	29,286	4,923	3,399
Other	402	7,615	902	371	1,062

Total operating revenues	1,482,259	1,279,067	1,062,710	865,401	637,142
Operating Expenses:
Rental property operating and maintenance	454,834	380,176	307,922	250,225	174,038
Property taxes	90,321	69,475	49,946	44,432	36,004
Insurance	8,743	9,600	8,024	8,133	6,111
Construction management	764	1,596	22,715	1,542	2,200
Depreciation and amortization	475,464	382,553	310,425	263,903	198,052
General and administrative	65,653	57,209	53,624	47,196	39,988
Transactions	4,605	11,120	5,654	7,438	2,177
Other	63	1,260	90	226	783

Total operating expenses	1,100,447	912,989	758,400	623,095	459,353

Operating income	381,812	366,078	304,310	242,306	177,789
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	9,796	8,135	4,952	5,254	2,172
Gain on insurance settlement	5,597	—	—	—	—
Gain on contribution of investment properties to unconsolidated joint venture	115,609	—	—	—	—
Interest and other income	139	1,892	3,260	616	753
Interest expense	(189,399)	(157,108)	(149,350)	(137,384)	(88,442)
Tax expense	(1,292)	(2,647)	42	(1,851)	(1,038)
Loss from early extinguishment of debt	(1,813)	(303)	(1,088)	(3,529)	—

Net income	320,449	216,047	162,126	105,412	91,234
Net income attributable to noncontrolling interests	(5,961)	(5,713)	(5,861)	(3,118)	(3,572)

Net income attributable to Digital Realty Trust, Inc.	314,488	210,334	156,265	102,294	87,662
Preferred stock dividends	(42,905)	(38,672)	(25,397)	(37,004)	(40,404)
Costs on redemption of preferred stock	—	—	—	(6,951)	—

Net income available to common stockholders	$271,583	$171,662	$130,868	$58,339	$47,258

Per Share Data:
Basic income per share available to common stockholders	$2.12	$1.48	$1.33	$0.69	$0.62
Diluted income per share available to common stockholders	$2.12	$1.48	$1.32	$0.68	$0.61
Cash dividend per common share	$3.12	$2.92	$2.72	$2.02	$1.47
Weighted average common shares outstanding:
Basic	127,941,134	115,717,667	98,405,375	84,275,498	75,950,370
Diluted	128,127,641	116,006,577	99,169,749	86,013,471	77,020,890

	December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Net investments in real estate	$8,384,086	$7,603,136	$5,242,515	$4,584,477	$3,157,193
Total assets	9,685,745	8,819,214	6,098,566	5,329,483	3,745,059
Global revolving credit facility	724,668	723,729	275,106	333,534	205,547
Unsecured term loan	1,020,984	757,839	—	—	—
Unsecured senior notes, net of discount	2,364,232	1,738,221	1,441,072	1,066,030	83,000
Exchangeable senior debentures, net of discount	266,400	266,400	266,400	353,702	432,234
Mortgages and other secured loans, net of premiums	585,608	792,376	947,132	1,043,188	1,063,663
Total liabilities	6,039,233	5,320,830	3,518,155	3,274,820	2,110,258
Total stockholders equity	3,610,516	3,468,305	2,522,917	1,962,518	1,558,995
Noncontrolling interests in operating partnership	29,027	24,135	45,057	52,436	58,192
Noncontrolling interests in consolidated joint ventures	6,969	5,944	12,437	39,709	17,614
Total liabilities and equity	$9,685,745	$8,819,214	$6,098,566	$5,329,483	$3,745,059

	Year ended December 31,
	2013	2012	2011	2010	2009
Cash flows from (used in):
Operating activities	$656,390	$542,948	$400,956	$359,029	$283,809
Investing activities	(1,060,609)	(2,475,933)	(830,802)	(1,737,700)	(519,909)
Financing activities	404,746	1,948,635	458,758	1,318,070	235,086

SELECTED COMPANY FINANCIAL AND OTHER DATA (Digital Realty Trust, L.P.)

The following table sets forth selected consolidated financial and operating data on an historical basis for our operating partnership.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Amounts in thousands, except unit and per unit data)
Statement of Operations Data:
Operating Revenues:
Rental	$1,155,051	$990,715	$820,711	$682,026	$507,545
Tenant reimbursements	323,286	272,309	211,811	178,081	125,136
Fee income	3,520	8,428	29,286	4,923	3,399
Other	402	7,615	902	371	1,062

Total operating revenues	1,482,259	1,279,067	1,062,710	865,401	637,142
Operating Expenses:
Rental property operating and maintenance	454,834	380,176	307,922	250,225	174,038
Property taxes	90,321	69,475	49,946	44,432	36,004
Insurance	8,743	9,600	8,024	8,133	6,111
Construction management	764	1,596	22,715	1,542	2,200
Depreciation and amortization	475,464	382,553	310,425	263,903	198,052
General and administrative	65,653	57,209	53,624	47,196	39,988
Transactions	4,605	11,120	5,654	7,438	2,177
Other	63	1,260	90	226	783

Total operating expenses	1,100,447	912,989	758,400	623,095	459,353

Operating income	381,812	366,078	304,310	242,306	177,789
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	9,796	8,135	4,952	5,254	2,172
Gain on insurance settlement	5,597	—	—	—	—
Gain on contribution of investment properties to unconsolidated joint venture	115,609	—	—	—	—
Interest and other income	139	1,892	3,260	616	753
Interest expense	(189,399)	(157,108)	(149,350)	(137,384)	(88,442)
Tax expense	(1,292)	(2,647)	42	(1,851)	(1,038)
Loss from early extinguishment of debt	(1,813)	(303)	(1,088)	(3,529)	—

Net income	320,449	216,047	162,126	105,412	91,234
Net (income) loss attributable to noncontrolling interests in consolidated joint ventures	(595)	444	324	288	(140)

Net income attributable to Digital Realty Trust, L.P.	319,854	216,491	162,450	105,700	91,094
Preferred units distributions	(42,905)	(38,672)	(25,397)	(37,004)	(40,404)
Costs on redemption of preferred units	—	—	—	(6,951)	—

Net income available to common unitholders	$276,949	$177,819	$137,053	$61,745	$50,690

Per Unit Data:
Basic income per unit available to common unitholders	$2.12	$1.48	$1.33	$0.69	$0.62
Diluted income per unit available to common unitholders	$2.12	$1.48	$1.32	$0.68	$0.61
Cash distributions per common unit	$3.12	$2.92	$2.72	$2.02	$1.47
Weighted average common units outstanding:
Basic	130,462,534	119,861,380	103,053,004	89,261,172	81,715,226
Diluted	130,649,041	120,150,290	103,817,378	90,999,145	82,785,746

	December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Net investments in real estate	$8,384,086	$7,603,136	$5,242,515	$4,584,477	$3,157,193
Total assets	9,685,745	8,819,214	6,098,566	5,329,483	3,745,059
Global revolving credit facility	724,668	723,729	275,106	333,534	205,547
Unsecured term loan	1,020,984	757,839	—	—	—
Unsecured senior notes, net of discount	2,364,232	1,738,221	1,441,072	1,066,030	83,000
Exchangeable senior debentures, net of discount	266,400	266,400	266,400	353,702	432,234
Mortgages and other secured loans, net of premiums	585,608	792,376	947,132	1,043,188	1,063,663
Total liabilities	6,039,233	5,320,830	3,518,155	3,274,820	2,110,258
General partner’s capital	3,599,825	3,480,496	2,578,797	2,004,599	1,586,942
Limited partners’ capital	31,261	26,854	49,244	56,215	60,875
Accumulated other comprehensive income (loss)	8,457	(14,910)	(60,067)	(45,860)	(30,630)
Noncontrolling interests in consolidated joint ventures	6,969	5,944	12,437	39,709	17,614
Total liabilities and capital	$9,685,745	$8,819,214	$6,098,566	$5,329,483	$3,745,059

	Year ended December 31,
	2013	2012	2011	2010	2009
Cash flows from (used in):
Operating activities	$656,390	$542,948	$400,956	$359,029	$283,809
Investing activities	(1,060,609)	(2,475,933)	(830,802)	(1,737,700)	(519,909)
Financing activities	404,746	1,948,635	458,758	1,318,070	235,086

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business and strategy. Our primary business objectives are to maximize: (i) sustainable long-term growth in earnings and funds from operations per share and unit and (ii) cash flow and returns to our stockholders and our operating partnership’s unitholders through the payment of distributions. We expect to achieve our objectives by focusing on our core business of investing in and developing technology-related real estate. A significant component of our current and future internal growth is anticipated through the development of our existing space held for development and acquisition of new properties. We target high quality, strategically located properties containing applications and operations critical to the day-to-day operations of corporate enterprise datacenter and technology industry tenants and properties that may be developed for such use. Most of our properties contain fully redundant electrical supply systems, multiple power feeds, above-standard precision cooling systems, raised floor areas, extensive in-building communications cabling and high-level security systems. We focus solely on technology-related real estate because we believe that the growth in corporate datacenter adoption and the technology-related real estate industry generally will continue to be superior to that of the overall economy.

As of December 31, 2013, we owned an aggregate of 131 properties, including 12 properties held as investments in unconsolidated joint ventures, with approximately 24.5 million rentable square feet including approximately 1.8 million square feet of space under active development and approximately 1.3 million square feet of space held for future development. The 12 properties held as investments in unconsolidated joint ventures have an aggregate of approximately 1,512,000 rentable square feet. The 11 parcels of developable land we own comprised approximately 154 acres. At December 31, 2013, approximately 1,760,000 square feet was under construction for Turn-Key Flex®, Powered Base Building® and Custom Solutions (formerly referred to as Build-to-Suit) products, all of which are expected to be income producing on or after completion, in eight U.S. domestic markets, three European markets, one Canadian market and one Australian market, consisting of approximately 1,063,000 square feet of base building construction and 697,000 square feet of data center construction.

We have developed detailed, standardized procedures for evaluating acquisitions to ensure that they meet our financial, technical and other criteria. We expect to continue to acquire additional assets as a part of our growth strategy. We intend to aggressively manage and lease our assets to increase their cash flow. We may continue to build out our development portfolio when justified by anticipated returns.

We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to Digital Realty Trust, Inc.’s common stock and preferred stock. We currently intend to limit our indebtedness to 60% of our total enterprise value and, based on the closing price of Digital Realty Trust, Inc. common stock on December 31, 2013 of $49.12, our ratio of debt to total enterprise value was approximately 41%. Our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our company’s incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc. common stock and excluding long-term incentive units and Class C units), plus the book value of our total consolidated indebtedness.

Revenue base. As of December 31, 2013, we owned 131 properties through our operating partnership, including 12 properties held as investments in unconsolidated joint ventures and developable land. These properties are mainly located throughout the U.S., with 22 properties located in Europe, three properties in Australia, two properties in Canada and two properties in Asia. We, through our predecessor, acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties Acquired(1)	Net Rentable Square Feet(2)	Square Feet of Space Under Active Development as of December 31, 2013(3)	Square Feet of Space Held for Future Development as of December 31, 2013(4)
2002	5	1,156,483	—	46,530
2003	6	1,074,662	—	—
2004	10	2,532,754	—	124,473
2005	20	3,415,707	44,962	89,628
2006	18	2,822,647	36,124	22,722
2007(5)	13	1,689,520	53,988	84,527
2008	5	416,705	86,656	147,543
2009(6)(8)	7	1,444,964	202,465	108,301
2010	15	2,319,517	150,236	170,366
2011(7)	10	1,030,281	654,809	136,875
2012	15	2,461,058	289,220	270,605
2013	7	1,035,253	241,221	130,115

Properties owned as of December 31, 2013	131	21,399,551	1,759,681	1,331,685

(1)	Excludes properties sold: 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006. Includes ten properties held in our managed portfolio of unconsolidated joint ventures consisting of 4650 Old Ironsides Drive (Silicon Valley), 2950 Zanker Road (Silicon Valley), 4700 Old Ironsides Drive (Silicon Valley), 444 Toyama Drive (Silicon Valley), 43790 Devin Shafron Drive (Northern Virginia), 21551 Beaumeade Circle (Northern Virginia), 7505 Mason King Court (Northern Virginia), 14901 FAA Boulevard (Dallas), 900 Dorothy Drive (Dallas) and 33 Chun Choi Street (Hong Kong); and two unconsolidated non-managed joint ventures: 2001 Sixth Avenue (Seattle) and 2020 Fifth Avenue (Seattle).
(2)

Current net rentable square feet as of December 31, 2013, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes tenants’ proportional share of common areas but excludes space held for development.
(3)	Space under active development includes current base building and data center projects in progress.
(4)	Space held for future development includes space held for future data center development, and excludes space under active development.
(5)	Includes three developed buildings (43915 Devin Shafron Drive, 43830 Devin Shafron Drive and 43790 Devin Shafron Drive) placed into service in 2010 and 2011 that are being included with a property (Devin Shafron buildings) that was acquired in 2007.
(6)	Includes a developed building (21551 Beaumeade Circle) placed into service in 2011 that is being included with a property (Beaumeade Circle Portfolio) that was acquired in 2009.
(7)	Includes four developed buildings (43940 Digital Loudoun Plaza in Northern Virginia, 3825 NW Aloclek Place in Portland, Oregon, 98 Radnor Drive in Melbourne, Australia and 1-23 Templar Road in Sydney, Australia) placed into service in 2013 and 2012 that were acquired in 2011.
(8)	43790 Devin Shafron Drive and 21551 Beaumeade Circle, which were previously included as part of the Devin Shafron buildings and Beaumeade Portfolio, respectively, are now each separately included in the property count because they were separately contributed to an unconsolidated joint venture in September 2013.

In May 2008, we acquired 701 & 717 Leonard Street, a parking garage in Dallas, Texas; however, we exclude the acquisition from our property count because it is located adjacent to our internet gateway datacenter located at 2323 Bryan Street and is not considered a separate property.

On September 27, 2013, we formed a joint venture with an investment fund managed by Prudential Real Estate Investors (PREI®). We contributed nine Powered Base Building® data centers totaling 1.06 million square feet and valued at approximately $366.4 million (excluding $2.8 million of closing costs). The PREI®-managed fund took an 80% interest in the joint venture and we retained a 20% interest. The joint venture is structured to provide a current annual preferred return from cash flow first to the PREI®-managed interest, then to our interest, after which a portion of any excess cash flows is shared by the partners based on their respective interests and the remaining portion is paid to us as a promote interest. We perform the day-to-day accounting and property management functions for the joint venture and, as such, we earn a management fee for the services provided. Although we are the managing member of the joint venture and manage the day-to-day activities, all significant decisions, including approval of annual budgets and setting the amount of our management fees require approval of the PREI® member. Thus we concluded we do not own a controlling interest and will account for our interest in the joint venture as an equity method investment, which will result in a reduction in same-store revenues and net income from these properties on our income statement relative to historical periods.

As of December 31, 2013, the properties in our portfolio, including the 12 properties held as investments in unconsolidated joint ventures, were approximately 92.6% leased excluding approximately 1.8 million square feet of space under active development and approximately 1.3 million square feet of space held for future development. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of December 31, 2013, our original average lease term was approximately 12 years, with an average of approximately seven years remaining. Our lease expirations through December 31, 2015 are 14.3% of rentable square feet excluding space under active development and space held for future development as of December 31, 2013.

Factors Which May Influence Future Results of Operations

Global market and economic conditions

United States and international market and economic conditions over the past several years have been unprecedented and challenging with tighter credit conditions and slower economic growth in many markets in which we own properties and conduct our operations. The U.S. and global economies have experienced a recession and face continued concerns about the systemic impact of adverse economic conditions, such as high energy costs, geopolitical issues, the availability and cost of credit, unstable global financial and mortgage markets, high corporate, consumer and governmental debt levels, ongoing sovereign debt and economic issues in

European countries, concerns regarding the U.S. budget deficit, debt ceiling, spending cuts and the possibility of further downgrades to the U.S. government’s credit rating, high unemployment and declining residential and commercial real estate markets. The European debt crisis has raised concerns regarding the debt burden of certain countries using the euro as their currency and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual eurozone countries. These concerns could lead to the re-introduction of individual currencies in one or more eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro be dissolved entirely, the legal and contractual consequences for parties to euro-denominated contracts are uncertain and would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could adversely affect our leasing and financing activities, rents we receive, potential acquisitions and development projects in Europe.

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

In addition, our access to funds under our global revolving credit facility depend on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. We cannot assure you that long-term disruptions in the global economy and the return of tighter credit conditions among, and potential failures or nationalizations of, third party financial institutions as a result of such disruptions will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitments to us, our business, results of operations, cash flows and financial condition could be adversely affected.

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

Rental income. The amount of rental income generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding approximately 1.8 million square feet of space under active development and approximately 1.3 million square feet of space held for future development as of December 31, 2013, the occupancy rate of the properties in our portfolio, including the 12 properties held as investments in unconsolidated joint ventures, was approximately 92.6% of our net rentable square feet.

As of December 31, 2013, we had 2,263 leases with a total of 655 tenants in our portfolio, including the ten properties held in our managed portfolio of unconsolidated joint ventures. As of December 31, 2013, approximately 88% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.

The amount of rental income generated by us also depends on maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and market rates for data center space. Included in our approximately 19.9 million net rentable square feet, excluding space under active development and space held for future development and 12 properties held as investments in unconsolidated joint ventures, at December 31, 2013 is approximately 676,000 square feet of datacenter space with extensive installed tenant improvements available for lease. Since our IPO, we have leased approximately 4.5 million square feet of similar space, including Turn-Key Flex® space. Our Turn-Key Flex® product is an effective solution for tenants who prefer to utilize a partner with the expertise or capital budget to provide extensive datacenter infrastructure and security. Our expertise in datacenter construction and operations enables us to lease space to these tenants at a premium over other uses. In addition, as of December 31, 2013, we had approximately 1.8 million square feet of space under active development and approximately 1.3 million square feet of space held for future development, or approximately 13% of the total rentable space in our portfolio, including one vacant property comprising approximately 128,000 square feet and the 12 properties held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop space and lease development space at favorable rates, which we may not be able to obtain. Development space requires significant capital investment in order to develop datacenter facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for development space. We may purchase additional vacant properties and properties with vacant development space in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”

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

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 1.6 million square feet of available space in our portfolio, which excludes approximately 1.8 million square feet of space under active development and approximately 1.3 million square feet of space held for future development as of December 31, 2013 and the two properties held as investments in our non-managed unconsolidated joint ventures, leases representing approximately 4.9% and 9.4% of the net rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2014 and 2015, respectively.

During the year ended December 31, 2013, we signed new leases totaling approximately 1,315,000 square feet of space and renewal leases totaling approximately 1,343,000 square feet of space. The following table summarizes our leasing activity in the year ended December 31, 2013:

	Number of Leases(1)	Rentable Square Feet(2)	Expiring Rates(3)	New Rates(3)	Rental Rate Changes	TI’s/Lease Commissions Per Square Foot(4)	Weighted Average Lease Terms (years)
Leasing Activity(5)

Renewals Signed
Turn-Key Flex	24	373,585	$123.10	$129.54	5.2%	$8.01	5.7
Powered Base Building	26	767,714	$34.87	$48.82	40.0%	$9.27	16.0
Colocation	63	34,806	$177.10	$201.35	13.7%	$29.17	4.2
Non-technical	37	166,608	$24.28	$28.02	15.4%	$3.82	8.5

New Leases Signed
Turn-Key Flex	60	694,302	—	$145.69	—	$50.82	8.2
Powered Base Building	6	73,363	—	$28.35	—	$6.21	10.9
Custom Solutions	17	311,395	—	$124.11	—	$21.85	12.5
Colocation	139	79,160	—	$189.75	—	$52.41	4.3
Non-technical	58	157,052	—	$27.69	—	$22.96	7.8

Leasing Activity Summary

Turn-Key Flex	84	1,067,887	—	$140.04	—	—
Powered Base Building	32	841,077	—	$47.03	—	—
Custom Solutions	17	311,395	—	$124.11	—	—
Colocation	202	113,966	—	$193.29	—	—
Non-technical	95	323,660	—	$27.86	—	—

(1)	The number of leases represents the leased-unit count; a lease could include multiple units.
(2)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(3)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.
(4)	Excludes short term leases.
(5)	Commencement dates for the leases signed range from 2013 to 2018.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key markets for datacenter space and, subject to the supply of available datacenter space in these markets, expect the rental rates we are likely to achieve on any new, re-leased or renewed datacenter space leases for 2014 expirations on an average aggregate basis will generally be higher than the rates currently being paid for the same space on a GAAP basis and flat on a cash basis. For the year ended December 31, 2013, rents on renewed space increased by an average of 5.2% on a GAAP basis on our Turn-Key Flex® space compared to the expiring rents and increased by an average of 40.0% on a GAAP basis on our Powered Base Building® space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for datacenter space, competition from other datacenter developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Market concentration. We depend on the market for technology-based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of December 31, 2013, our portfolio was geographically concentrated in the following metropolitan markets, including the 12 properties held as investments in unconsolidated joint ventures:

Metropolitan Market	Percentage of December 31, 2013 total annualized rent(1)
London, England	12.0%
Northern Virginia	10.3%
Dallas	9.4%
Silicon Valley	9.2%
New York Metro	9.0%
Chicago	7.1%
San Francisco	6.8%
Phoenix	6.4%
Boston	4.3%
Los Angeles	3.5%
Seattle	3.0%
Singapore	2.8%
Other	16.2%

Total	100.0%

(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2013 multiplied by 12. The aggregate amount of abatements for the year ended December 31, 2013 was approximately $33.3 million.

Operating expenses. Our operating expenses generally consist of utilities, property and ad valorem taxes, property management fees, insurance and site maintenance costs, as well as rental expenses on our ground and building leases. In particular, our buildings require significant power to support the datacenter operations contained in them. Many of our leases contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. However, we generally are not entitled to reimbursement of property operating expenses, other than utility expense, and real estate taxes under our leases for Turn-Key Flex® facilities. We also incur general and administrative expenses, including expenses relating to our asset management function, as well as significant legal, accounting and other expenses related to corporate governance, SEC reporting and compliance with the various provisions of the Sarbanes-Oxley Act. Increases or decreases in such operating expenses will impact our overall performance. We expect to incur additional operating expenses as we continue to expand.

Climate change legislation. In June 2009, the U.S. House of Representatives approved comprehensive clean energy and climate change legislation intended to cut greenhouse gas, or GHG, emissions, create new clean energy jobs and enhance the energy independence of the United States, which included a cap-and-trade program for GHG emissions. The U.S. Senate did not subsequently pass similar legislation. New climate change legislation was introduced in the U.S. Senate in 2013, but significant opposition to federal climate change legislation exists. As a result, near-term action to reduce GHG emissions likely will be focused on regulatory agencies, primarily the U.S. Environmental Protection Agency, or EPA, and state actions. The EPA has been moving aggressively to regulate GHG emissions from automobiles and large stationary sources, including electricity producers, using its own authority under the Clean Air Act. The EPA made an endangerment finding in 2009 that allows it to create regulations imposing emission reporting, permitting, control technology installation, and monitoring requirements applicable to certain emitters of GHGs, including facilities that provide electricity to our data centers, although the materiality of the impacts will not be known until all regulations are finalized.

The EPA has already finalized its GHG “reporting rule,” which requires that certain emitters, including electricity generators, monitor and report GHG emissions. The EPA has also finalized its “tailoring rule,” which imposes permitting and control technology requirements upon certain newly-constructed or modified facilities which emit GHGs under the Clean Air Act New Source Review Prevention of Significant Deterioration, or NSR PSD, and Title V permitting programs. As a result, newly-issued NSR PSD or Title V permits for new or modified electricity generating and other facilities may need to address GHG emissions, including by requiring the installation of Best Available Control Technology. Some of those regulations have been finalized and currently are in litigation. Courts have rejected certain legal challenges to the endangerment finding, the tailoring rule, and other regulations but other legal challenges are pending. In addition, the EPA proposed in April 2012 a rule that would set a GHG emission standard applicable to new electricity generating units, and the EPA re-proposed the rule in September 2013. The Obama Administration issued a plan in June 2013 under which the EPA is to issue a final rule by 2015 regulating GHG emissions from existing electricity generating units. At the state level, California implemented a GHG cap-and-trade program that began imposing compliance obligations on industrial sectors, including electricity generators and importers, in January 2013. In addition, since 2005 the European Union (including the United Kingdom) has been operating under a cap-and-trade program, which directly affects the largest emitters of GHGs, including electricity producers from whom we purchase power.

The cost of electric power comprises a significant component of our operating expenses. Any additional taxation or regulation of energy use, including as a result of (i) new legislation that Congress may pass, (ii) the regulations that the EPA has proposed or finalized, (iii) regulations under legislation that states have passed or may pass, or (iv) any further reductions in the EU program could significantly increase our costs, and we may not be able to effectively pass all of these costs on to our tenants. These matters could adversely impact our business, results of operations, or financial condition.

Interest rates. As of December 31, 2013, we had approximately $560.9 million of variable rate debt subject to interest rate swap agreements on certain tranches of our unsecured term loan, along with $724.7 million and $460.0 million of variable rate debt that was outstanding on the global revolving credit facility and the unswapped portion of the unsecured term loan, respectively. The availability of debt and equity capital may decrease as a result of the circumstances described above under “Global market and economic conditions.” The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.

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

Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the identifiable assets including intangibles and liabilities assumed based on our estimate of the fair value of such assets and liabilities. This includes determining the value of the property and improvements, land, ground leases, if any, and tenant improvements. Additionally, we evaluate the value of in-place leases on occupancy and market rent, the value of the tenant relationships, the value (or negative value) of above (or below) market leases, any debt or deferred taxes assumed from the seller or loans made by the seller to us and any building leases assumed from the seller. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations. For example, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the property as opposed to allocating to the value of in-place tenant leases, this amount would be recognized as an expense over a much longer period of time. This potential effect occurs because the amounts allocated to property are depreciated over the estimated lives of the property whereas amounts allocated to in-place tenant leases are amortized over the estimated term (including renewal and extension assumptions) of the leases. Additionally, the amortization of the value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place tenant leases and tenant relationships, which is included in depreciation and amortization in our consolidated statements of operations.

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

During the second quarter of 2013, in accordance with GAAP, we refined our capitalization practice related to operating expenditures which could have been capitalized, but had been expensed. Previously, operating expenditures totaling $10,000 or less that could have been capitalized had been expensed as incurred for efficiency purposes. Under our refined capitalization practice, retrospective to January 1, 2013, such expenses are now capitalized. Additionally, we conformed the construction period completion date, which is when capitalization of construction period operating costs ceases, with our construction period interest capitalization policy. Previously, capitalization of construction period operating costs ceased upon the commissioning date. Retrospective to January 1, 2013, capitalization of construction period operating costs now ceases on receipt of the certificate of occupancy, among other factors. During the year ended December 31, 2013, the total incremental amounts capitalized that would have been recorded as rental property operating expense under our previous policies was approximately $9.5 million.

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

Revenue Recognition

Rental revenue is recognized using the straight-line method over the terms of the tenant leases. Deferred rents included in our consolidated balance sheets represent the aggregate excess of rental revenue recognized to date on a straight-line basis versus the contractual rental payments under the terms of the leases. Many of our leases contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. However, we generally are not entitled to reimbursement of property operating expenses, other than utility expense, and real estate taxes under our leases for Turn-Key Flex® facilities. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized over the remaining term of the lease, effective as of the date the lease modification is finalized, assuming collection is not considered doubtful. As discussed above, we recognize amortization of the value of acquired above or below market tenant leases as a reduction of rental revenue in the case of above market leases or an increase to rental revenue in the case of below market leases.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the years ended December 31, 2013, 2012 and 2011. A summary of our operating results from continuing operations for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands).

	Year Ended December 31,
	2013	2012	2011
Income Statement Data:
Total operating revenues	$1,482,259	$1,279,067	$1,062,710
Total operating expenses	(1,100,447)	(912,989)	(758,400)

Operating income	381,812	366,078	304,310
Other expenses, net	(61,363)	(150,031)	(142,184)

Net income	$320,449	$216,047	$162,126

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of this growth, our period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (new properties are properties that were acquired after December 31, 2011 along with the nine properties that were contributed to our joint venture with the PREI®-managed fund in September 2013). The following table identifies each of the properties in our portfolio acquired from January 1, 2011 through December 31, 2013.

Acquired Buildings	Acquisition Date	Space under active development as of December 31, 2013(1)	Space held for future development as of December 31, 2013(1)	Net rentable square feet excluding development space (2)	Square feet including development space	Occupancy rate as of December 31, 2013(3)
As of December 31, 2010 (99 properties)(4)		674,946	782,140	16,467,017	17,924,103	91.4%
Year Ended December 31, 2011
43830 Devin Shafron Drive(4)	Mar-11	—	11,950	101,300	113,250	95.6
43940 Digital Loudoun Plaza	Apr-11	232,704	—	160,007	392,711	100.0
44060 Digital Loudoun Plaza	Apr-11	281,431	—	—	281,431	—
43790 Devin Shafron Drive(4)	Jun-11	—	—	152,138	152,138	100.0
1-23 Templar Road(5)	Jul-11	—	47,061	39,156	86,217	69.8
Fountain Court	Jul-11	—	89,814	41,957	131,771	27.2
98 Radnor Drive(5)	Aug-11	—	—	52,988	52,988	100.0
72 Radnor Drive	Aug-11	93,582	—	—	93,582	—
3825 NW Aloclek Place(5)	Aug-11	—	—	48,574	48,574	100.0
11085 Sun Center Drive	Sep-11	—	—	69,048	69,048	100.0
21551 Beaumeade Circle(6)	Dec-11	—	—	152,504	152,504	100.0
1506 Moran Road	Dec-11	—	—	78,295	78,295	100.0
760 Doug Davis Drive	Dec-11	—	—	334,306	334,306	100.0
360 Spear Street	Dec-11	—	—	154,950	154,950	100.0

Subtotal		654,809	148,825	1,436,223	2,239,857	96.7%
Year Ended December 31, 2012
Convergence Business Park	Feb-12	—	—	829,372	829,372	98.5
9333, 9355, 9377 Grand Avenue	May-12	289,220	176,886	108,838	574,944	81.5
8025 North Interstate 35	May-12	—	—	62,237	62,237	100.0
400 S. Akard Street	Jun-12	—	—	269,563	269,563	94.4
33 Chun Choi Street(7)	Jun-12	—	—	—	—	—
Unit B Prologis Park	Jul-12	—	—	120,000	120,000	100.0
The Chess Building	Jul-12	—	—	133,000	133,000	97.3
Unit 21 Goldworth Park Trading Estate	Jul-12	—	93,719	386,281	480,000	96.7
410 Commerce Boulevard	Jul-12	—	—	27,943	27,943	100.0
11900 East Cornell Avenue	Sep-12	—	—	285,840	285,840	94.3
701 Union Boulevard(8)	Nov-12	—	—	—	—	—
23 Waterloo Rd	Dec-12	—	—	51,990	51,990	100.0
1 Rue Jean-Pierre	Dec-12	—	—	104,666	104,666	100.0
Liet-dit ie Christ de Saclay	Dec-12	—	—	21,337	21,337	100.0
127 Rue de Paris	Dec-12	—	—	59,991	59,991	100.0

Subtotal		289,220	270,605	2,461,058	3,020,883	96.8%
Year Ended December 31, 2013
17201 Waterview Parkway	Jan-13	—	—	61,750	61,750	100.0
1900 S. Price Road	Jan-13	—	108,926	118,348	227,274	100.0
371 Gough Road	Mar-13	34,306	21,189	64,546	120,041	100.0
1500 Towerview Road	Mar-13	—	—	328,765	328,765	100.0
MetCenter Business Park	May-13	—	—	336,695	336,695	100.0
Liverpoolweg 10	Jun-13	—	—	16,813	16,813	100.0
Principal Park	Sep-13	106,400	—	—	106,400	—
636 Pierce Street	Dec-13	—	—	108,336	108,336	100.0

Subtotal		140,706	130,115	1,035,253	1,306,074	100.0%

Total		1,759,681	1,331,685	21,399,551	24,490,917	92.6%

(1)	Space under active development includes current base building and data center projects in progress. Space held for future development includes space held for future data center development, and excludes space under active development.
(2)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease based on engineering drawings. Net rentable square feet includes tenants’ proportional share of common areas but excludes development space.
(3)	Occupancy rates exclude development space. For some of our properties, we calculate occupancy based on factors in addition to contractually leased square feet, including available power, required support space and common area.
(4)	Includes three developed buildings (43915 Devin Shafron Drive, 43830 Devin Shafron Drive and 43790 Devin Shafron Drive) placed into service in 2010 and 2011 that are being included with a property (Devin Shafron buildings) that was acquired in 2007.
(5)	Includes three developed buildings (1-23 Templar Road, 98 Radnor Drive and 3825 NW Aloclek Place) placed into service and included in our property count in 2012 that were acquired in 2011.
(6)	Includes a developed building (21551 Beaumeade Circle) placed into service in 2011 that is being included with a property (21561 & 21571 Beaumeade Circle) that was acquired in 2009.
(7)	Represents a land parcel that is included as a property held in an unconsolidated joint venture.
(8)	Represents a land parcel, which previously was reported as having 271,000 square feet of space held for future development. The building was razed pursuant to our business plan. Included as a property in our operating property count.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012 and Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

Portfolio

As of December 31, 2013, our portfolio consisted of 131 properties, including 12 properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 24.5 million rentable square feet including 1.8 million square feet of space under active development and 1.3 million square feet of space held for future development compared to a portfolio consisting of 124 properties, including three properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 23.3 million rentable square feet including 1.4 million square feet of space under active development and 2.0 million square feet of space held for future development as of December 31, 2012 and a portfolio consisting of 109 properties, including three properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 18.7 million rentable square feet including 1.2 million square feet of space under active development and 1.6 million square feet of space held for future development as of December 31, 2011. The increase in our portfolio reflects the acquisition of 10 properties in 2011 (in addition, two properties were placed into service in 2011 in which the land parcel was acquired prior to January 1, 2011), 15 properties in 2012 (in addition, three properties were placed into service in 2012 in which the land parcel was acquired prior to January 1, 2012) and 7 properties in 2013 (in addition, one property was placed into service in 2013 in which the land parcel was acquired prior to January 1, 2013).

Revenues

Total operating revenues for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	Year Ended December 31,			Change		Percentage Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011	2013 vs 2012	2012 vs 2011
Rental	$1,155,051	$990,715	$820,711	$164,336	$170,004	16.6%	20.7%
Tenant reimbursements	323,286	272,309	211,811	50,977	60,498	18.7%	28.6%
Fee income	3,520	8,428	29,286	(4,908)	(20,858)	(58.2%)	(71.2%)
Other	402	7,615	902	(7,213)	6,713	(94.7%)	744.2%

Total operating revenues	$1,482,259	$1,279,067	$1,062,710	$203,192	$216,357	15.9%	20.4%

As shown by the same store and new properties table below, the increases in rental revenues and tenant reimbursement revenues in the year ended December 31, 2013 compared to 2012 were due to new leasing at our same store properties, including completed and leased development space, and acquisitions of properties. Other revenues changes in the periods presented were primarily due to tenant termination revenues. We acquired [7], 13 and 5 properties during the years ended December 31, 2013, 2012 and 2011, respectively.

	Same Store Year Ended December 31,			New Properties Year Ended December 31,
	2013	2012	Change	2013	2012	Change
Rental	$979,531	$895,981	$83,550	$175,520	$94,734	$80,786
Tenant reimbursements	262,222	239,943	22,279	61,064	32,366	28,698
Fee income	—	—	—	3,520	8,428	(4,908)
Other	262	7,615	(7,353)	140	—	140

Total operating revenues	$1,242,015	$1,143,539	$98,476	$240,244	$135,528	$104,716

Same store rental revenues increased for the year ended December 31, 2013 compared to the same period in 2012 primarily as a result of new leases at our properties during 2013, including leases of completed development space, the largest of which were for space in 29A International Business Park, 43940 Digital Loudoun Plaza, 98 Radnor Drive and 3825 NW Aloclek Place. Same store growth was driven by the delivery of approximately 585,000 square feet of leased data center space from within our same store development platform during the last 12 months. In our same store portfolio, we calculate the change in rental rates on renewals signed during the quarter as compared to the previous rent on that same space. During the twelve months ended December 31, 2013, the percentage increase was [16.7%] on a GAAP basis. Same store rental revenues increased for the year ended December 31, 2013 as compared to the same period in 2012 as a result of the increase in rentable square feet of leased data center space. During the twelve months ended December 31, 2013, we also delivered approximately 119,000 square feet of un-leased data center space which was one of the drivers impacting occupancy which decreased slightly to 92.6% as of December 31, 2013 from [93.2%] as of December 31, 2012. Rental revenue included amounts earned from leases with The tel(x) Group, Inc., or tel(x), which was sold to an unrelated third party in 2011, of approximately $48.6 million and $45.7 million for the year ended December 31, 2013 and 2012, respectively. Same store tenant reimbursement revenues increased for the year ended December 31, 2013 as compared to the same period in 2012 primarily as a result of new leasing and higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 29A International Business Park, 365 South Randolphville Road and 350 East Cermak Road.

New properties revenue increases were due to the addition of properties acquired during the period from January 1, 2012 to December 31, 2012. For the year ended December 31, 2013, the Sentrum Portfolio, the Paris Portfolio and 400 S. Akard contributed $90.7 million, or approximately 83%, of the new properties increase in rental revenues and tenant reimbursements compared to the same period in 2012.

	Same Store Year Ended December 31,			New Properties Year Ended December 31,
	2012	2011	Change	2012	2011	Change
Rental	$899,318	$819,251	$80,067	$91,397	$1,460	$89,937
Tenant reimbursements	235,202	211,425	23,777	37,107	386	36,721
Fee income	—	—	—	8,428	29,286	(20,858)
Other	7,615	902	6,713	—	—	—

Total operating revenues	$1,142,135	$1,031,578	$110,557	$136,932	$31,132	$105,800

Same store rental revenues increased for the year ended December 31, 2012 compared to the same period in 2011 primarily as a result of new leases at our properties during 2012 due to strong demand for datacenter space, including leases of completed development space, the largest of which was for space in 29A International

Business Park, 4030-4050 Lafayette and 4849 Alpha Road. Rental revenue included amounts earned from leases with tel(x) of approximately $45.7 million and $42.5 million for the year ended December 31, 2012 and 2011, respectively. Same store tenant reimbursement revenues increased for the year ended December 31, 2012 as compared to the same period in 2011 primarily as a result of new leasing and higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 29A International Business Park, 350 East Cermak Road, 1100 Space Park Drive and Paul van Vlissingenstraat 16.

New properties revenue increases were due to the addition of properties acquired during the period from January 1, 2011 to December 31, 2012. For the year ended December 31, 2012, the Sentrum Portfolio, Convergence Business Park, 760 Doug Davis Drive and 360 Spear Street contributed $109.3 million, or approximately 86%, of the new properties increase in rental revenues and tenant reimbursements compared to the same period in 2011. Fee income was significantly higher in 2011 due to a contract in which the majority of the work was performed in 2011. The contract was completed in early 2012.

Operating Expenses and Interest Expense

Operating expenses and interest expense during the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	Year Ended December 31,			Change		Percentage Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011	2013 vs 2012	2012 vs 2011
Rental property operating and maintenance	$454,834	$380,176	$307,922	$74,658	$72,254	19.6%	23.5%
Property taxes	90,321	69,475	49,946	20,846	19,529	30.0%	39.1%
Insurance	8,743	9,600	8,024	(857)	1,576	(8.9%)	19.6%
Construction management	764	1,596	22,715	(832)	(21,119)	(52.1%)	(93.0%)
Depreciation and amortization	475,464	382,553	310,425	92,911	72,128	24.3%	23.2%
General and administrative	65,653	57,209	53,624	8,444	3,585	14.8%	6.7%
Transactions	4,605	11,120	5,654	(6,515)	5,466	(58.6%)	96.7%
Other	63	1,260	90	(1,197)	1,170	(95.0%)	1300.0%

Total operating expenses	$1,100,447	$912,989	$758,400	$187,458	$154,589	20.5%	20.4%

Interest expense	$189,399	$157,108	$149,350	$32,291	$7,758	20.6%	5.2%

As shown in the same store and new properties table below, total expenses for the year ended December 31, 2013 increased compared to the same period in 2012 primarily as a result of higher utility rates in several of our properties along with development projects being placed into service leading to higher utility expense (included in rental property operating and maintenance) in 2013. The following table shows expenses for new properties (properties that were acquired after December 31, 2011) and same store properties (all other properties) (in thousands).

	Same Store			New Properties
	Year Ended December 31,			Year Ended December 31,
	2013	2012	Change	2013	2012	Change
Rental property operating and maintenance	$396,908	$352,077	$44,831	$57,926	$28,099	$29,827
Property taxes	76,996	62,089	14,907	13,325	7,386	5,939
Insurance	7,535	8,235	(700)	1,208	1,365	(157)
Construction management(1)	—	—	—	764	1,596	(832)
Depreciation and amortization	397,917	343,154	54,763	77,547	39,399	38,148
General and administrative(2)	65,653	57,209	8,444	—	—	—
Transactions(3)	—	—	—	4,605	11,120	(6,515)
Other	63	1,260	(1,197)	—	—	—

Total operating expenses	$945,072	$824,024	$121,048	$155,375	$88,965	$66,410

Interest expense(4)	$160,982	$153,264	$7,718	$28,417	$3,844	$24,573

(1)	Construction management expenses are included entirely in new properties as they are not allocable to specific properties.
(2)	General and administrative expenses are included entirely in same store as they are not allocable to specific properties.
(3)	Transactions expenses are included entirely in new properties as they are not allocable to specific properties.
(4)	Interest expense on our global revolving credit facility and unsecured term loan is allocated on a specific property basis.

Same store rental property operating and maintenance expenses increased in the year ended December 31, 2013 compared to the same period in 2012 primarily as a result of higher consumption and utility rates in several of our properties along with development projects being placed into service leading to higher utility expense in 2013. In 2013, a non-cash $10.0 million straight-line rent expense adjustment was recorded in rental property operating and maintenance expenses related to a lease amendment executed in September 2010, $7.5 million of this amount related to prior years. This adjustment was deemed to be immaterial to both the current year and prior year financial statements taken as a whole.

Same store property taxes increased by approximately $14.9 million in the year ended December 31, 2013 compared to the same period in 2012, primarily as a result of additional property tax assessments in our Santa Clara, California and Texas properties.

Same store depreciation and amortization expense increased in the year ended December 31, 2013 compared to the same period in 2012, principally because of depreciation of development projects that were placed into service in late 2012 and during 2013.

General and administrative expenses for the year ended December 31, 2013 increased compared to the same period in 2013 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher professional fees and marketing expenses.

Same store interest expense increased for the year ended December 31, 2013 as compared to the same period in 2012 primarily as a result of higher average balances on our unsecured term loan (originally closed in April 2012), offset by lower average outstanding mortgage debt balances during 2013 compared to 2012 primarily due to the paydown of the following loans: 114 Rue Ambroise Croizat (January 2012), Unit 9, Blanchardstown Corporate Park (January 2012), 1201 Comstock Street (April 2012), 2805 Lafayette Street (May 2012), 2805 Lafayette Street Mezzanine (May 2012), 1350 Duane Avenue/3080 Raymond Street (September 2012), Clonshaugh Industrial Estate II (June 2013), 1500 Space Park Drive (July 2013), Paul van Vlissingenstraat 16 (July 2013), Chemin de l’Epinglier 2 (July 2013), Mundells Roundabout (October 2013), Gyroscoopweg 2E-2F (October 2013) and 360 Spear Street (November 2013). During the years ended December 31, 2013 and 2012, we capitalized interest of approximately $26.3 million and $21.5 million, respectively.

New properties increases were caused by properties acquired during the period from January 1, 2012 to December 31, 2013. For the year ended December 31, 2013, the Sentrum Portfolio, 9333, 9355, 9377 Grand Avenue and 400 S. Akard contributed $56.3 million, or approximately 84%, of the total new properties increase in total operating expenses (excluding construction management) compared to the same period in 2012.

Transactions expense decreased in the year ended December 31, 2013 compared to the same period in 2012, principally because of expenses related to the acquisitions of the Sentrum Portfolio and Paris Portfolio in 2012.

	Same Store			New Properties
	Year Ended December 31,			Year Ended December 31,
	2012	2011	Change	2012	2011	Change
Rental property operating and maintenance	$342,835	$307,347	$35,488	$37,341	$575	$36,766
Property taxes	62,745	49,732	13,013	6,730	214	6,516
Insurance	8,486	7,680	806	1,114	344	770
Construction management(1)	—	—	—	1,596	22,715	(21,119)
Depreciation and amortization	340,911	310,136	30,775	41,642	289	41,353
General and administrative(2)	57,209	53,624	3,585	—	—	—
Transactions(3)	—	—	—	11,120	5,654	5,466
Other	1,260	90	1,170	—	—	—

Total operating expenses	$813,446	$728,609	$84,837	$99,543	$29,791	$69,752

Interest expense(4)	$144,136	$149,085	$(4,949)	$12,972	$265	$12,707

(1)	Construction management expenses are included entirely in new properties as they are not allocable to specific properties.
(2)	General and administrative expenses are included entirely in same store as they are not allocable to specific properties.
(3)	Transactions expenses are included entirely in new properties as they are not allocable to specific properties.
(4)	Interest expense on our global revolving credit facility and unsecured term loan is allocated on a specific property basis.

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

Same store interest expense decreased for the year ended December 31, 2012 as compared to the same period in 2011 primarily as a result of lower average outstanding mortgage debt balances during 2012 compared to 2011 primarily due to the paydown of the following loans: 114 Rue Ambroise Croizat (January 2012), Unit 9, Blanchardstown Corporate Park (January 2012), 1201 Comstock Street (April 2012), 2805 Lafayette Street (May 2012), 2805 Lafayette Street Mezzanine (May 2012) and 1350 Duane Avenue/3080 Raymond Street (September 2012). This decrease was partially offset by the issuance of our 3.625% Notes due 2022 (2022 Notes) in September 2012. During the years ended December 31, 2012 and 2011, we capitalized interest of approximately $21.5 million and $17.9 million, respectively.

New properties increases were caused by properties acquired during the period from January 1, 2011 to December 31, 2012. For the year ended December 31, 2012, the Sentrum Portfolio, Convergence Business Park

and 760 Doug Davis Drive contributed $67.1 million, or approximately 74%, of the total new properties increase in total operating expenses (excluding construction management) compared to the same period in 2011. Construction management expense was significantly higher in 2011 due to a contract in which the majority of the work was performed in 2011. The contract was completed in early 2012.

Transactions expense increased in the year ended December 31, 2012 compared to the same period in 2011, principally because of expenses related to the acquisitions of the Sentrum Portfolio and Paris Portfolio in 2012.

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

The liquidity of our parent company is dependent on our operating partnership’s ability to make sufficient distributions to our parent company. The primary cash requirement of our parent company is its payment of dividends to its stockholders. Our parent company also guarantees our operating partnership’s, as well as certain of its subsidiaries’ unsecured debt. If our operating partnership or such subsidiaries fail to fulfill their debt requirements, which trigger parent company guarantee obligations, then our parent company will be required to fulfill its cash payment commitments under such guarantees. However, our parent company’s only asset is its investment in our operating partnership.

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

On June 29, 2011, our parent company commenced an At-the-Market equity distribution program under which it can issue and sell up to $400.0 million of its common stock through, at its discretion, any of Merrill Lynch, Pierce Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC as its sales agents. For the year ended December 31, 2012, our parent company generated net proceeds of approximately $62.7 million from the issuance of approximately 1.0 million shares of common stock under the program at an average price of $66.19 per share after payment of approximately $0.6 million of commissions to the sales agents. The proceeds from the issuances were contributed to our operating partnership in exchange for the issuance of approximately 1.0 million common units to our parent company. No sales were made under the program during the year ended December 31, 2013. The sales of common stock under the equity distribution program will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. As of December 31, 2013, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

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

Effective February 26, 2013, our parent company converted all outstanding shares of its series D preferred stock into shares of our parent company’s common stock in accordance with the terms of the series D preferred stock. Each share of series D preferred stock was converted into 0.6360 share of our parent company’s common stock. In connection with this conversion, our operating partnership issued 3,054,186 common units to our parent company upon conversion of 4,802,180 series D cumulative convertible preferred units. During the years ended December 31, 2013 and 2012, our operating partnership issued 3,139,615 and 1,297,675 common units, respectively, to our parent company upon conversion of 4,936,505 and 2,040,550 series D cumulative convertible preferred units.

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

On October 23, 2013, our parent company’s board of directors authorized a share repurchase program under which our parent company may repurchase up to $500.0 million of its outstanding common stock, which our parent company may use to opportunistically reacquire shares on the open market or in privately negotiated transactions or otherwise, based on the then-current share price and capital allocation alternatives. No repurchases were made under the program during the year ended December 31, 2013.

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

Dividends and Distributions

Our parent company is required to distribute 90% of its taxable income (excluding capital gains) on an annual basis in order for it to continue to qualify as a REIT for federal income tax purposes. Accordingly, our parent company intends to make, but is not contractually bound to make, regular quarterly distributions to its common stockholders from cash flow from our operating partnership’s operating activities. While historically our parent company has satisfied this distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of cash or other property. All such distributions are at the discretion of our parent company’s board of directors. Our parent company considers market factors and our operating partnership’s performance in addition to REIT requirements in determining distribution levels. Our parent company has distributed at least 100% of its taxable income annually since inception to minimize corporate level federal income taxes. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our parent company’s status as a REIT. The exchange rate on the operating partnership’s 5.50% exchangeable senior debentures due 2029 (2029 Debentures) is subject to adjustment for certain events, including, but not limited to, certain dividends on our parent company’s common stock in excess of $0.33 per share per quarter. Therefore, the declaration and payment of quarterly dividends by our parent company in excess of this threshold may increase the dilutive impact of the 2029 Debentures on our parent company’s common stockholders.

As a result of this distribution requirement, our operating partnership cannot rely on retained earnings to fund its on-going operations to the same extent that other companies whose parent companies are not REITs can. Our parent company may need to continue to raise capital in the debt and equity markets to fund our operating partnership’s working capital needs, as well as potential developments at new or existing properties, acquisitions or investments in existing or newly created joint ventures. In addition, our parent company may be required to use borrowings under our operating partnership’s global revolving credit facility, if necessary, to meet REIT distribution requirements and maintain our parent company’s REIT status.

Our parent company has declared the following dividends on its common and preferred stock for the years ended December 31, 2013, 2012 and 2011 (in thousands):

Date dividend declared	Dividend payable date	Series C Preferred Stock(1)		Series D Preferred Stock(2)		Series E Preferred Stock(3)		Series F Preferred Stock(4)		Series G Preferred Stock(5)		Common Stock
February 10, 2011	March 31, 2011	$1,832		$4,690		$—		$—		$—		$62,459	(6)
April 25, 2011	June 30, 2011	1,441		3,272		—		—		—		67,031	(6)
July 25, 2011	September 30, 2011	1,402		3,034		—		—		—		69,830	(6)
October 24, 2011	December 30, 2011 for Series C, D and E Preferred Stock; January 13, 2012 for Common Stock	1,402		2,398		5,926	(7)	—		—		72,092	(6)

		$6,077		$13,394		$5,926		$—		$—		$271,412

February 14, 2012	March 30, 2012	$1,402		$2,398		$5,031		$—		$—		$78,335	(8)
April 23, 2012	June 29, 2012	—	(9)	2,394		5,031		2,888	(10)	—		80,478	(8)
July 19, 2012	September 28, 2012	—		1,723		5,031		3,023		—		89,679	(8)
October 30, 2012	December 31, 2012 for Series D, E and F Preferred Stock; January 15, 2013 for Common Stock	—		1,697		5,031		3,023		—		90,582	(8)

		$1,402		$8,212		$20,124		$8,934		$—		$339,074

February 12, 2013	March 29, 2013	$—		$—	(11)	$5,031		$3,023		$—		$100,165	(12)
May 1, 2013	June 28, 2013	—		—		5,031		3,023		3,345	(13)	100,169	(12)
July 23, 2013	September 30, 2013	—		—		5,031		3,023		3,672		100,180	(12)
October 23, 2013	December 31, 2013 for Series E, F and G Preferred Stock; January 15, 2014 for Common Stock	—		—		5,031		3,023		3,672		100,187	(12)

		$—		$—		$20,124		$12,092		$10,689		$400,701

(1)	$1.094 annual rate of dividend per share.
(2)	$1.375 annual rate of dividend per share.
(3)	$1.750 annual rate of dividend per share.
(4)	$1.656 annual rate of dividend per share.
(5)	$1.469 annual rate of dividend per share.
(6)	$2.720 annual rate of dividend per share.
(7)	Represents a pro rata dividend from and including the original issue date to and including December 31, 2011.
(8)	$2.920 annual rate of dividend per share.
(9)	Effective April 17, 2012, our parent company converted all outstanding shares of its series C preferred stock into shares of its common stock in accordance with the terms of the series C preferred stock. Each share of series C preferred stock was converted into 0.5480 share of our parent company’s common stock.
(10)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2012.
(11)	Effective February 26, 2013, our parent company converted all outstanding shares of its series D preferred stock into shares of its of common stock in accordance with the terms of the series D preferred stock. Each share of series D preferred stock was converted into 0.6360 share of our parent company’s common stock.

(12)	$3.120 annual rate of dividend per share.
(13)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2012.

Distributions out of our parent company’s current or accumulated earnings and profits are generally classified as ordinary income whereas distributions in excess of our company’s current and accumulated earnings and profits, to the extent of a stockholder’s U.S. federal income tax basis in our parent company’s stock, are generally classified as a return of capital. Distributions in excess of a stockholder’s U.S. federal income tax basis in our parent company’s stock are generally characterized as capital gain. Cash provided by operating activities has been generally sufficient to fund distributions on an annual basis, however, we may also need to utilize borrowings under the global revolving credit facility to fund distributions.

The expected tax treatment of distributions paid on our parent company’s common and preferred stock paid in 2013 is as follows: approximately 75% ordinary income and 25% capital gain distribution. The tax treatment of distributions paid on our parent company’s common stock paid in 2012 was as follows: approximately 91% ordinary income, 8% return of capital and 1% capital gain distribution. The tax treatment of distributions paid on our parent company’s preferred stock paid in 2012 was as follows: approximately 99% ordinary income and 1% capital gain distribution. All distributions paid on our parent company’s common and preferred stock in 2011 were classified as ordinary income for income tax purposes.

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

As of December 31, 2013, we had $56.8 million of cash and cash equivalents, excluding $40.4 million of restricted cash. Restricted cash primarily consists of interest-bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements, as well as capital expenditures.

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

On August 15, 2013, we refinanced our revolving credit facility, which we refer to as the global revolving credit facility, increasing its total borrowing capacity to $2.0 billion from $1.8 billion. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to $2.55 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on November 3, 2017, with two six-month extension options. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit rating of our long-term debt and is currently 110 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit rating of our long-term debt and currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling, Swiss franc, Japanese yen and Mexican peso denominations. As of December 31, 2013, borrowings under the global revolving credit facility bore interest at an overall blended rate of 1.60% comprised of 1.27% (U.S. dollars), 1.33% (Euros), 3.70% (Australian dollars), 1.31% (Hong Kong dollars), 1.21% (Japanese yen) and 2.32% (Canadian dollars). The interest rates are based on 1-month LIBOR, 1-month GBP LIBOR, 1-month EURIBOR, 1-month BBR, 1-month HIBOR, 1-month JPY LIBOR and 1-month CDOR, respectively, plus a margin of 1.10%. The facility also bore a base borrowing rate of 3.35% (USD) which is based on U.S. Prime Rate plus a margin of 0.10%. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and to provide for working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or preferred equity securities. As of December 31, 2013, we have capitalized approximately $17.9 million of financing costs related to the global revolving credit facility. As of December 31, 2013, approximately $724.7 million was drawn under this facility and $20.6 million of letters of credit were issued, leaving approximately $1.3 billion available for use.

On August 15, 2013, we refinanced the senior unsecured multi-currency term loan facility, increasing its total borrowing capacity to $1.0 billion from $750.0 million, and pursuant to the accordion feature total commitments can be increased up to $1.1 billion, subject to the receipt of lender commitments and other conditions precedent. The facility matures on April 16, 2017, with two six-month extension options. Interest rates are based on our senior unsecured debt ratings and are currently 120 basis points over the applicable index for floating rate advances. Funds may be drawn in U.S, Singapore and Australian dollars, as well as Euro and British pound sterling denominations with the option to add Hong Kong dollars and Japanese yen upon an accordion exercise. Based on exchange rates in effect at December 31, 2013, the balance outstanding is approximately $1,021.0 million. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. As of December 31, 2013, we have capitalized approximately $8.4 million of financing costs related to the unsecured term loan.

For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.

On June 29, 2011, our parent company commenced its new At-the-Market equity distribution program discussed under “Liquidity and Capital Resources of the Parent Company” above. For the year ended December 31, 2012, our parent company generated net proceeds of approximately $62.7 million from the issuance of approximately 1.0 million shares of common stock under the program at an average price of $66.19 per share after payment of approximately $0.6 million of commissions to the sales agents. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 1.0 million common units to our parent company. No sales were made under the program during the year ended December 31, 2013. As of December 31, 2013, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

On January 18, 2013, Digital Stout Holding, LLC, our wholly-owned subsidiary, issued £400.0 million (or approximately $634.8 million based on the exchange rate of £1.00 to $1.59 on January 18, 2013) aggregate principal amount of its 4.250% Guaranteed Notes due 2025, or the 2025 notes. The 2025 Notes are senior unsecured obligations of Digital Stout Holding, LLC and are fully and unconditionally guaranteed by our parent company and us. Interest on the 2025 notes is payable semiannually in arrears at a rate of 4.250% per annum. The net proceeds from the offering after deducting the original issue discount of approximately $4.8 million and underwriting commissions and estimated expenses of approximately $5.8 million was approximately $624.2 million. We used the net proceeds from this offering to temporarily repay borrowings under our global revolving credit facility.

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

On March 12, 2013, we completed the acquisition of a 120,000 square foot data center development property for approximately $8.4 million. The property is located in the Toronto metropolitan area. The acquisition was financed with borrowings under our global revolving credit facility.

On March 27, 2013, we completed the acquisition of a 329,000 square foot data center for $37.0 million. The property is located in the Minneapolis metropolitan area and is structured as a sale-leaseback transaction. The acquisition was financed with borrowings under our global revolving credit facility.

On April 2, 2013, we acquired a three-acre land site in London for a previously signed Custom Solutions agreement for a purchase price of $3.6 million. The acquisition was financed with borrowings under our global revolving credit facility.

On May 20, 2013, we completed the acquisition of a six-building portfolio consisting of operating data centers and flex office space totaling approximately 337,000 square feet for $31.9 million. The property is located in the Austin metropolitan area. The acquisition was financed with borrowings under our global revolving credit facility.

On June 27, 2013, we completed a sale-leaseback transaction for a partially-built data center in Groningen, Netherlands for a purchase price of $3.9 million. We paid an additional $2.6 million in October 2013 upon completion of construction by the tenant, with the final payment of $1.4 million made in December 2013. This initial development totaled approximately 16,800 square feet of space. The acquisition was financed with borrowings under our global revolving credit facility.

On August 9, 2013, we acquired a 3.7 acre land site in Osaka, Japan for a purchase price of $9.6 million. The acquisition was financed with borrowings under our global revolving credit facility.

On September 23, 2013, we acquired an 11.8 acre land site in London for a previously signed Custom Solutions agreement for a purchase price of $19.3 million. The acquisition was financed with borrowings under our global revolving credit facility.

On September 24, 2013, we acquired a 5.4 acre land site in Amsterdam for a purchase price of $6.7 million. The acquisition was financed with borrowings under our global revolving credit facility.

On December 19, 2013, we completed the acquisition of a 108,000 square foot data center in Somerset, New Jersey (New York Metro) for approximately $35.3 million. The purchase price includes the assumption of a $26.4 million mortgage loan. The acquisition was financed with borrowings under our global revolving credit facility.

Purchase prices are all in U.S. dollars and exclude capitalized closing costs on land acquisitions. Purchase prices for acquisitions outside the United States are based on the exchange rate at the date of acquisition.

The weighted average cash capitalization rate on income-producing properties, excluding development projects, acquired during the year ended December 31, 2013 was 9.7%. We calculate the cash capitalization rate on acquisitions by dividing anticipated annual net operating income by the purchase price (including assumed debt). Net operating income represents rental revenue and tenant reimbursement revenue from in place leases less rental property operating and maintenance expenses, property taxes and insurance expenses and is not a financial measure calculated in accordance with GAAP. Our calculation of the weighted average cash capitalization rate for acquisitions may change based on our experience operating the properties following the closing of the acquisitions. The growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower, as such private investors typically have lower return expectations than us. As a result, we anticipate that near-term acquisitions activity will comprise a smaller percentage of our growth until seller price expectations realign with our return requirements.

On September 27, 2013, we formed a joint venture with an investment fund managed by Prudential Real Estate Investors (PREI®). We contributed nine Powered Base Building® data centers totaling 1.06 million square feet and valued at approximately $366.4 million (excluding $2.8 million of closing costs). The PREI®-managed fund took an 80% interest in the joint venture and we retained a 20% interest. The joint venture is structured to provide a current annual preferred return from cash flow first to the PREI®-managed interest, then to our interest, after which a portion of any excess cash flows is shared by the partners based on their respective interests and the remaining portion is paid to us as a promoted interest. We perform the day-to-day accounting and property management functions for the joint venture and, as such, will earn a management fee for the services provided. Although we are the managing member of the joint venture and manage the day-to-day activities, all significant decisions, including approval of annual budgets and setting the amount of our management fees require approval of the PREI® member. Thus we concluded we do not own a controlling interest and will account for our interest in the joint venture as an equity method investment.

Construction ($ in thousands)

	As of December 31, 2013				As of December 31, 2012
	Net Rentable Square Feet	Current	Future	Total Cost	Net Rentable Square Feet	Current	Future	Total Cost
Development Lifecycle
Land Inventory		$106,327	$—	$106,327		$72,366	$—	$72,366
Space Held for Development	1,331,685	340,076	—	340,076	2,014,354	391,037	—	391,037
Base Building Construction	1,062,647	207,568	120,808	328,376	758,960	94,816	99,820	194,636
Datacenter Construction	697,034	269,669	373,560	643,229	613,046	144,360	354,667	499,027
Equipment Pool & Other Inventory		26,361	—	26,361		15,264	—	15,264
Campus, Tenant Improvements & Other		33,129	10,719	43,848		33,818	21,255	55,073

Total Development	3,091,366	983,130	505,087	1,488,217	3,386,360	751,661	475,742	1,227,403
Enhancement & Other Non-recurring		60,619	37,594	98,213		20,466	20,419	40,885
Recurring		9,482	7,036	16,518		5,180	1,580	6,760

Total Construction in Progress		$1,053,231	$549,717	$1,602,948		$777,307	$497,741	$1,275,048

Land Inventory and Space Held for Development reflect cumulative cost on space pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future datacenter fit-out. Product under construction includes 697,034 square feet of Turn Key Flex® Powered Base Building®, and Custom Solutions product with a cost to date of approximately $269.7 million. Generally, we expect to deliver the space within 12 months; however lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of datacenter construction fit-out. Campus, Tenant Improvements and Other costs include the value of development work associated with space included in our Occupancy Analysis as either occupied or vacant.

In May 2013, we received insurance settlement proceeds of approximately $8.6 million related to disputed construction costs, a portion of which has been recorded as a gain on settlement in our consolidated income statement included elsewhere in this report.

Future Uses of Cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of December 31, 2013, we had approximately 1.8 million square feet of space under active development and approximately 1.3 million square feet of space held for future development, and we also owned approximately 678,000 net rentable square feet of datacenter space with extensive installed tenant improvements. Turn-Key FlexSM space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Flex space, we expect to incur significant tenant improvement costs to build out and develop these types of spaces. At December 31, 2013, approximately 1,760,000 square feet was under construction for Turn-Key Flex, Powered Base Building® and Custom Solutions product, all of which are expected to be income producing on or after completion, in eight U.S. domestic markets, three European markets, one Canadian market and one Australian market, consisting of approximately 1,063,000 square feet of base building construction and 697,000 square feet of data center construction. At December 31, 2013, we had commitments under construction contracts for approximately $202.1 million. We currently expect to incur approximately $600.0 million to $800.0 million of capital expenditures for our development programs during the year ending December 31, 2014, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Historical Capital Expenditures

	Year Ended December 31,
	2013	2012
Development projects	$926,515	$631,881
Enhancement and other non-recurring capital expenditures	111,502	115,387
Recurring capital expenditures	53,209	41,430

Total capital expenditures (excluding indirect)	$1,091,226	$788,698

For the year ended December 31, 2013, total capital expenditures increased $302.5 million to approximately $1.1 billion from the year ended December 31, 2012. Capital expenditures on our development projects plus our enhancement and improvements projects for the year ended December 31, 2013 were approximately $1.0 million, which reflects an increase of approximately 39% from the same period in 2012. This increase was primarily due to increased spending for ground-up Custom Solutions projects, Turn-Key Flex and base building improvements. Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including capitalized interest, capitalized in the years ended December 31, 2013 and 2012 were $64.7 million and $53.7 million, respectively. Capitalized interest comprised approximately $26.3 million and $21.5 million, respectively, of the total indirect costs capitalized for the years ended December 31, 2013 and 2012. Capitalized interest in the year ended December 31, 2013 increased compared to the same period in 2012 due to an increase in the value of qualifying activities in progress during the year ended December 31, 2013 as compared to the year ended December 31, 2012. Excluding capitalized interest, the increase in indirect costs in the year ended December 31, 2013 compared to the same period in 2012 was primarily due to capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities. See “—Future Uses of Cash” for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2014.

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

Consistent with our growth strategy, we actively pursue opportunities for potential acquisitions, with due diligence and negotiations often at different stages at different times. The dollar value of acquisitions for the year ending December 31, 2014 will be based on numerous factors, including tenant demand, leasing results, availability of debt or equity capital and acquisition opportunities.

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

Properties Acquired During 2013

During the year ended December 31, 2013, we acquired the following properties:

Acquisitions

Location	Metropolitan Area	Date Acquired	Amount (in millions)(1)
17201 Waterview Parkway	Dallas, Texas	January 31, 2013	$8.5
1900 S. Price Road	Phoenix, Arizona	January 31, 2013	24.0
371 Gough Road	Toronto, Canada	March 12, 2013	8.4
1500 Towerview Road	Minneapolis, Minnesota	March 27, 2013	37.0
CarTech(2)	London, England	April 2, 2013	3.6
MetCenter Business Park(3)	Austin, Texas	May 20, 2013	31.9
Liverpoolweg 10(4)	Amsterdam, Netherlands	June 27, 2013	3.9
Saito Industrial Park(2)	Osaka, Japan	August 9, 2013	9.6
Principal Park(2)	London, England	September 23, 2013	19.3
De President, Hoofddorp(2)	Amsterdam, Netherlands	September 24, 2013	6.7
636 Pierce Street(5)	New York Metro	December 19, 2013	35.3

Total Acquisitions—Year Ended December 31, 2013			$188.2

(1)	Purchase prices are all in U.S. dollars and exclude capitalized closing costs on land acquisitions. Purchase prices for acquisitions outside the United States are based on the exchange rate at the date of acquisition.
(2)	Represents currently vacant land which is not included in our operating property count.
(3)	MetCenter Business Park consists of three buildings at 8201 E. Riverside Drive and three buildings at 7401 E. Ben White Boulevard in the Austin metropolitan area. MetCenter Business Park is considered one property for our property count.
(4)	Acquisition of a partially-built data center in Groningen, Netherlands for a purchase price of $3.9 million. We paid an additional $2.6 million in October 2013 upon completion of construction by the tenant, with the final payment of $1.4 million made in December 2013.
(5)	In connection with the acquisition, we assumed a $26.4 million secured mortgage loan.

Distributions

All distributions on our units are at the discretion of our parent company’s board of directors. In 2013, 2012 and 2011, our operating partnership declared the following distributions (in thousands):

Date distribution declared	Distribution payable date	Series C Preferred Units(1)		Series D Preferred Units(2)		Series E Preferred Units(3)		Series F Preferred Units(4)		Series G Preferred Units(5)		Common Units
February 10, 2011	March 31, 2011	$1,832		$4,690		$—		$—		$—		$66,252	(6)
April 25, 2011	June 30, 2011	1,441		3,272		—		—		—		70,576	(6)
July 25, 2011	September 30, 2011	1,402		3,034		—		—		—		73,247	(6)
October 24, 2011	December 30, 2011 for Series C, D and E Preferred Units; January 13, 2012 for Common Units	1,402		2,398		5,926	(7)	—		—		75,456	(6)

		$6,077		$13,394		$5,926		$—		$—		$285,531

February 14, 2012	March 30, 2012	$1,402		$2,398		$5,031		$—		$—		$81,917	(8)
April 23, 2012	June 29, 2012	—	(9)	2,394		5,031		2,888	(10)	—		83,982	(8)
July 19, 2012	September 28, 2012	—		1,723		5,031		3,023		—		93,076	(8)
October 30, 2012	December 31, 2012 for Series D, E and F Preferred Units; January 15, 2013 for Common Units	—		1,697		5,031		3,023		—		93,434	(8)

		$1,402		$8,212		$20,124		$8,934		$—		$352,409

February 12, 2013	March 29, 2013	$—		$—	(11)	$5,031		$3,023		$—		$102,506	(12)
May 1, 2013	June 28, 2013	—		—		5,031		3,023		3,345	(13)	102,507	(12)
July 23, 2013	September 30, 2013	—		—		5,031		3,023		3,672		102,506	(12)
October 23, 2013	December 31, 2013 for Series E, F and G Preferred Units; January 15, 2014 for Common Units	—		—		5,031		3,023		3,672		102,509	(12)

		$—		$—		$20,124		$12,092		$10,689		$410,028

(1)	$1.094 annual rate of distribution per unit.
(2)	$1.375 annual rate of distribution per unit.
(3)	$1.750 annual rate of distribution per unit.
(4)	$1.656 annual rate of distribution per unit.
(5)	$1.469 annual rate of distribution per unit.
(6)	$2.720 annual rate of distribution per unit.
(7)	Represents a pro rata distribution from and including the original issue date to and including December 31, 2011.

(8)	$2.920 annual rate of distribution per unit.
(9)	Effective April 17, 2012, in connection with the conversion of the series C preferred stock by Digital Realty Trust, Inc., all of the outstanding series C preferred units were converted into common units in accordance with the terms of the series C preferred units. Each series C preferred unit was converted into 0.5480 common unit of our operating partnership.
(10)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2012.
(11)	Effective February 26, 2013, in connection with the conversion of the series D preferred stock by Digital Realty Trust, Inc., all of the outstanding series D preferred units were converted into common units in accordance with the terms of the series D preferred units. Each series D preferred unit was converted into 0.6360 common unit of our operating partnership.
(12)	$3.120 annual rate of distribution per unit.
(13)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2013.

Commitments and Contingencies

As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined. As of December 31, 2013, construction is not complete and none of the leases executed subsequent to purchase would cause an amount to become probable of payment and therefore no amount is accrued as of December 31, 2013. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $39.6 million based on the exchange rate as of December 31, 2013). The earnout contingency expires in November 2020.

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

As part of the acquisition of the Sentrum Portfolio, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of contingent consideration was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). In 2013, we made certain immaterial corrections to the initial measurement of the accrued contingent consideration that resulted in an additional $5.8 million of purchase price allocated to investments in real estate. These corrections had no impact on reported net income for the period. We have adjusted the contingent consideration to fair value at each reporting date with changes in fair value recognized in operating income. At December 31, 2013, the fair value of the contingent consideration for Sentrum was £39.2 million (or approximately $64.9 million based on the exchange rate as of December 31, 2013) and is currently accrued in accounts payable and other accrued expenses in the consolidated balance sheet. During the year ended December 31, 2013, we have made earnout payments of approximately £16.9 million (or approximately $25.8 million based on the exchange rates as of the date of each payment). Change in fair value of contingent consideration for Sentrum was an increase to operating income of approximately $1.8 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively. The earn-out contingency expires in July 2015. This amount will be reassessed on a quarterly basis, with any changes being recognized in earnings. Increases or decreases in the fair value of the contingent consideration can result from changes in discount periods, discount rates and probabilities that contingencies will be met.

As of December 31, 2013, we were a party to interest rate swap agreements which hedge variability in cash flows related the U.S. LIBOR and SGD-SOR based tranches of the unsecured term loan. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

The following table summarizes our debt, interest, lease and construction contract payments due by period as of December 31, 2013 (dollars in thousands):

Obligation	Total	2014	2015-2016	2017-2018	Thereafter
Long-term debt principal payments(1)	$4,974,581	$446,864	$738,455	$1,909,249	$1,880,013
Interest payable(2)	983,169	190,282	303,097	198,072	291,718
Ground leases(3)	47,614	1,215	2,532	2,651	41,216
Operating lease	135,155	12,162	27,647	24,820	70,526
Construction contracts(4)	202,139	202,139	—	—	—

	$6,342,658	$852,662	$1,071,731	$2,134,792	$2,283,473

(1)	Includes $724.7 million of borrowings under our global revolving credit facility and $1,021.0 million of borrowings under our secured term loan, which are due to mature in November 2017 and April 2017, respectively, and excludes $2.4 million of net loan premiums related to assumed mortgage loans, $5.8 million discount on the 2020 Notes, $0.4 million discount on the 2015 Notes, $0.7 million discount on the 2021 Notes, $3.5 million discount on the 2022 Notes and $4.7 million on the 2025 Notes. Assumes maturity of the 2029 Debentures at first redemption date in April 2014.
(2)	Interest payable is based on the interest rate in effect on December 31, 2013, including the effect of interest rate swaps. Interest payable excluding the effect of interest rate swaps is as follows (in thousands):

2014	$186,931
2015-2016	296,395
2017-2018	197,092
Thereafter	291,717

$972,135

(3)	This is comprised of ground lease payments on 2010 East Centennial Circle, Chemin de l’Epinglier 2, Clonshaugh Industrial Estate I and II, Paul van Vlissingenstraat 16, Gyroscoopweg 2E-2F, Manchester Technopark and 29A International Business Park. After February 2036, rent for the remaining term of the 2010 East Centennial Circle ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information. After December 2036, rent for the remaining term of the Naritaweg 52 ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information. The Chemin de l’Epinglier 2 ground lease which expires in July 2074 contains potential inflation increases which are not reflected in the table above. The Paul van Vlissingenstraat 16, Chemin de l’Epinglier 2, Gyroscoopweg 2E-2F and Clonshaugh Industrial Estate I and II amounts are translated at the December 31, 2013 exchange rate of $1.37 to €1.00. The Manchester Technopark is translated at the December 31, 2013 exchange rate of $1.66 to £1.00. The 29A International Business Park is translated at the December 31, 2013 exchange rate of $0.79 to S$1.00.
(4)	From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At December 31, 2013, we had open commitments related to construction contracts of $202.1 million.

Outstanding Consolidated Indebtedness

The table below summarizes our debt maturities and principal payments as of December 31, 2013 (in thousands):

	Global Revolving Credit Facility(1)	Unsecured Term Loan(1)	Prudential Shelf Facility	Senior Notes	Exchangeable Senior Debentures(2)	Mortgage Loans(3)	Total Debt
2014	$—	$—	$—	$—	$266,400	$180,464	$446,864
2015	—	—	67,000	375,000	—	77,432	519,432
2016	—	—	25,000	—	—	194,023	219,023
2017	724,668	1,020,984	50,000	—	—	110,550	1,906,202
2018	—	—	—	—	—	3,047	3,047
Thereafter	—	—	—	1,862,280	—	17,733	1,880,013

Subtotal	$724,668	$1,020,984	$142,000	$2,237,280	$266,400	$583,249	$4,974,581
Unamortized discount	—	—	—	(15,048)	—	—	(15,048)
Unamortized premium	—	—	—	—	—	2,359	2,359

Total	$724,668	$1,020,984	$142,000	$2,222,232	$266,400	$585,608	$4,961,892

(1)	Subject to two six-month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility and the unsecured term loan, as applicable.
(2)	Assumes maturity of the 2029 Debentures at their first redemption date in April 2014.
(3)	Our mortgage loans are generally non-recourse to us, subject to carve-outs for specified actions by us or specified undisclosed environmental liabilities. As of December 31, 2013, we provided partial letter of credit support with respect to approximately $37.3 million of the outstanding mortgage indebtedness (based on exchange rates as of December 31, 2013).

The table below summarizes our debt, as of December 31, 2013 (in millions):

Debt Summary:
Fixed rate	$3,216.3
Variable rate debt subject to interest rate swaps	560.9

Total fixed rate debt (including interest rate swaps)	3,777.2
Variable rate—unhedged	1,184.7

Total	$4,961.9

Percent of Total Debt:
Fixed rate (including swapped debt)	76.1%
Variable rate	23.9%

Total	100.0%

Effective Interest Rate as of December 31, 2013 (1):
Fixed rate (including hedged variable rate debt)	4.60%
Variable rate	1.76%
Effective interest rate	3.92%

(1)	Excludes impact of deferred financing cost amortization.

As of December 31, 2013, we had approximately $5.0 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total enterprise value was approximately 41% (based on the closing price of Digital Realty Trust, Inc.’s common stock on December 31, 2013 of $49.12). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units and Class C Units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, GBP LIBOR, SIBOR, BBR, HIBOR, JPY LIBOR and CDOR rates, depending on the respective agreement governing the debt, including our global revolving credit facility and unsecured term loan. Assuming maturity of the 2029 Debentures at its first redemption date in April 2014, as of December 31, 2013, our debt had a weighted average term to initial maturity of approximately 4.9 years (approximately 5.2 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of December 31, 2013, we were party to interest rate swap agreements related to $560.9 million of outstanding principal on our variable rate debt. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

As of December 31, 2013, our pro-rata share of mortgage debt of unconsolidated joint ventures was approximately $113.5 million, of which $42.0 million is subject to interest rate swap agreements.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012 and Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

The following table shows cash flows and ending cash and cash equivalent balances for the years ended December 31, 2013, 2012 and 2011 (in thousands).

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$656,390	$542,948	$400,956
Net cash used in investing activities	(1,060,609)	(2,475,933)	(830,802)
Net cash provided by financing activities	404,746	1,948,635	458,758

Net increase in cash and cash equivalents	$527	$15,650	$28,912

The increases in net cash provided by operating activities from 2012 to 2013 and from 2011 to 2012 were due to increased revenues from new leasing at our same store properties, completed and leased development space and our acquisition of new operating properties which was partially offset by increased operating and interest expenses. We acquired 7, 15 and 10 properties during the years ended December 31, 2013, 2012 and 2011, respectively.

Net cash used in investing activities decreased in 2013 as compared to 2012, as we had a decrease in cash paid for acquisitions for the year ended December 31, 2013 ($170.3 million) as compared to the same period in 2012 ($1.6 billion) offset by an increase in cash paid for capital expenditures for the year ended December 31, 2013 ($1.2 billion) as compared to the same period in 2012 ($845.8 million) along with proceeds from the contribution of properties to the joint venture with Prudential in September 2013 ($328.6 million).

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

Net cash flows provided by financing activities for the company consisted of the following amounts (in thousands).

	Year Ended December 31,
	2013	2012	2011
Proceeds from borrowings, net of repayments	$2,097	$991,841	$(234,024)
Net proceeds from issuance of common and preferred stock, including exercise of stock options	241,194	1,039,993	738,128
Net proceeds from 2025 Notes	630,026	—	—
Net proceeds from 2022 Notes	—	296,052	—
Net proceeds from 2021 Notes	—	—	395,777
Principal payments on 2026 Debentures	—	—	(88,758)
Purchase of noncontrolling interests in consolidated joint ventures	—	(12,384)	(53,240)
Dividend and distribution payments	(443,858)	(373,101)	(286,683)
Other	(24,713)	6,234	(12,442)

Net cash provided by financing activities	$404,746	$1,948,635	$458,758

The decrease in net cash provided by financing activities was primarily due to higher net borrowings during the year ended December 31, 2012 (net proceeds of $991.8 million) as compared to the year ended December 31, 2013 (net proceeds of $2.1 million), the issuance of Digital Realty Trust, Inc.’s series F preferred stock in April 2012 (net proceeds of $176.2 million) and common stock in its underwritten public offering in July 2012 (net proceeds of $797.2 million) along with the issuance of our 2022 Notes (net proceeds of $296.1 million) in September 2012 offset by the issuance of our 2025 Notes (net proceeds of $630.0 million) in January 2013 and Series G preferred stock (net proceeds of $241.5 million) in April 2013. The increase in dividend and distribution payments for the year ended December 31, 2013 as compared to the same period in 2012 was due to an increase in the number of shares outstanding and dividend amount per share of common stock in 2013 as compared to 2012 and the payment of dividends on our series F and series G preferred stock during the year ended December 31, 2013, which series of preferred stock were not outstanding for the full—or, in the case of the Series G preferred stock, any portion of the— year ended December 31, 2012.

The increase in net cash provided by financing activities was primarily due to net borrowings during the year ended December 31, 2012 (net proceeds of $991.8 million) as compared to net repayments for the year ended December 31, 2011 (net repayments of $234.0 million), the issuance of Digital Realty Trust, Inc.’s series F preferred stock in April 2012 (net proceeds of $176.2 million) and common stock in its underwritten public offering in July 2012 (net proceeds of $797.2 million) along with the issuance of our 2022 Notes (net proceeds of $296.1 million) in September 2012 offset by the issuance of our 2021 Notes (net proceeds of $395.8 million), common stock (net proceeds of $455.6 million) and Series E preferred stock (net proceeds of $277.7 million) during the year ended December 31, 2011. The increase in dividend and distribution payments for the year ended December 31, 2012 as compared to the same period in 2011 was due to an increase in the number of shares outstanding and dividend amount per share of common stock in 2012 as compared to 2011 and the payment of dividends on our series E and series F preferred stock during the year ended December 31, 2012, which series of preferred stock were not outstanding for the full—or, in the case of the Series F preferred stock, any portion of the—year ended December 31, 2011.

Net cash flows provided by financing activities for the operating partnership consisted of the following amounts (in thousands).

	Year Ended December 31,
	2013	2012	2011
Proceeds from borrowings, net of repayments	$2,097	$991,841	$(234,024)
General partner contributions, net	241,194	1,039,993	738,128
Net proceeds from 2025 Notes	630,026	—	—
Net proceeds from 2022 Notes	—	296,052	—
Net proceeds from 2021 Notes	—	—	395,777
Principal payments on 2026 Debentures	—	—	(88,758)
Purchase of noncontrolling interests in consolidated joint ventures	—	(12,384)	(53,240)
Distribution payments	(443,858)	(373,101)	(286,683)
Other	(24,713)	6,234	(12,442)

Net cash provided by financing activities	$404,746	$1,948,635	$458,758

The decrease in net cash provided by financing activities was primarily due to higher net borrowings during the year ended December 31, 2012 (net proceeds of $991.8 million) as compared to the year ended December 31, 2013 (net proceeds of $2.1 million), general partner contributions in connection with Digital Realty Trust, Inc.’s series F preferred stock offering in April 2012 (net proceeds of $176.2 million) and common stock offering in July 2012 (net contributions of $797.2 million) and the issuance of our operating partnership’s 2022 Notes (net proceeds of $296.1 million) in September 2012 offset by the issuance of the 2025 Notes (net proceeds of $630.0 million) in January 2013 and general partner contributions in connection with Digital Realty Trust, Inc.’s series G preferred stock offering in April 2013 (net proceeds of $241.5 million). The increase in distribution payments for the year ended December 31, 2013 as compared to the same period in 2012 was due to an increase in the number of units outstanding and distribution amount per common unit in 2013 as compared to 2012 and the payment of distributions on our series F and series G preferred units during the year ended December 31, 2013, which series of preferred units were not outstanding for the full—or, in the case of the Series G preferred units, any portion of the—year ended December 31, 2012.

The increase in net cash provided by financing activities was primarily due to net borrowings during the year ended December 31, 2012 (net proceeds of $991.8 million) as compared to net repayments for the year ended December 31, 2011 (net repayments of $234.0 million), general partner contributions in connection with Digital Realty Trust, Inc.’s series F preferred stock offering in April 2012 (net proceeds of $176.2 million) and common stock offering in July 2012 (net contributions of $797.2 million) and the issuance of our operating partnership’s 2022 Notes (net proceeds of $296.1 million) in September 2012 offset by the issuance of the 2021 Notes (net proceeds of $395.8 million), and general partner contributions in connection with Digital Realty Trust, Inc.’s common stock offering (net proceeds of $455.6 million) and series E preferred stock offering (net proceeds of $277.7 million) during the year ended December 31, 2011. The increase in distribution payments for the year ended December 31, 2012 as compared to the same period in 2011 was due to an increase in the number of units outstanding and distribution amount per common unit in 2012 as compared to 2011 and the payment of distributions on our series E and series F preferred units during the year ended December 31, 2012, which series of preferred units were not outstanding for the full—or, in the case of the Series F preferred units, any portion of the—year ended December 31, 2011.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in our operating partnership that are not owned by Digital Realty Trust, Inc., which, as of December 31, 2013, amounted to 2.3% of our operating partnership common units. In conjunction with our formation, GI Partners received common units, in exchange for contributing ownership interests in properties to our operating partnership. Also, our operating partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(in thousands, except per share and unit data)

(unaudited)

	Year Ended December 31,
	2013	2012	2011
Net income available to common stockholders	$271,583	$171,662	$130,868
Adjustments:
Noncontrolling interests in operating partnership	5,366	6,157	6,185
Real estate related depreciation and amortization(1)	471,281	378,970	308,547
Real estate related depreciation and amortization related to investment in unconsolidated joint ventures	3,805	3,208	3,688
Gain on contribution of properties to unconsolidated joint venture	(115,609)	—	—
Gain on sale of assets held in unconsolidated joint venture	—	(2,325)	—

FFO available to common stockholders and unitholders(2)	$636,426	$557,672	$449,288

Basic FFO per share and unit	$4.88	$4.65	$4.36
Diluted FFO per share and unit(2)	$4.74	$4.44	$4.06
Weighted average common stock and units outstanding
Basic	130,463	119,861	103,053
Diluted(2)	137,771	131,467	119,404

(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	475,464	382,553	310,425
Non-real estate depreciation	(4,183)	(3,583)	(1,878)

	$471,281	$378,970	$308,547

(2)	At December 31, 2013, we had no series D convertible preferred shares outstanding. At December 31, 2012, we had 4,937 series D convertible preferred shares outstanding that were convertible into 4,017 common shares on a weighted average basis for the year ended December 31, 2012. At December 31, 2011, we had 5,126 series C convertible preferred shares and 6,977 series D convertible preferred shares outstanding that were convertible into 3,017 common shares and 6,242 common shares on a weighted average basis for the year ended December 31, 2011, respectively. In addition, we had a balance of $266,400 of 5.50% exchangeable senior debentures due 2029 that were exchangeable for 6,650, 6,486 and 6,328 common shares on a weighted average basis for the years ended December 31, 2013, 2012 and 2011, respectively. See below for calculations of diluted FFO available to common stockholders and unitholders and weighted average common stock and units outstanding.

	Year Ended December 31,
	2013	2012	2011
FFO available to common stockholders and unitholders	$636,426	$557,672	$449,288
Add: Series C convertible preferred dividends	—	1,402	6,077
Add: Series D convertible preferred dividends	—	8,212	13,394
Add: 5.50% exchangeable senior debentures interest expense	16,200	16,200	16,200

FFO available to common stockholders and unitholders—diluted	$652,626	$583,486	$484,959

Weighted average common stock and units outstanding	130,463	119,861	103,053
Add: Effect of dilutive securities (excluding series C and D convertible preferred stock and 5.50% exchangeable senior debentures)	187	289	764
Add: Effect of dilutive series C convertible preferred stock	—	814	3,017
Add: Effect of dilutive series D convertible preferred stock	471	4,017	6,242
Add: Effect of dilutive 5.50% exchangeable senior debentures	6,650	6,486	6,328

Weighted average common stock and units outstanding—diluted	137,771	131,467	119,404

New Accounting Pronouncements Issued But Not Yet Adopted

In 2013, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance clarifying the accounting for the release of a cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations, or cash flows.

In 2013, the FASB issued new accounting guidance clarifying the accounting for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations, or cash flows.

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of December 31, 2013, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$3,216.3	$3,339.5
Variable rate debt subject to interest rate swaps	560.9	560.9

Total fixed rate debt (including interest rate swaps)	3,777.2	3,900.4
Variable rate debt	1,184.7	1,184.7

Total outstanding debt	$4,961.9	$5,085.1

Interest rate derivatives included in this table and their fair values as of December 31, 2013 and December 31, 2012 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of December 31, 2013		As of December 31, 2012		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of December 31, 2013	As of December 31, 2012
$ 410,905	(1)	$410,905	(1)	Swap	0.717	Various	Various	$(76)	$(3,642)
150,040	(2)	155,099	(2)	Swap	0.925	Jul. 17, 2012	Apr. 18, 2017	131	(1,131)
—		69,612	(3)	Swap	2.980	April 6, 2009	Nov. 30, 2013(5)	—	(1,552)
—		39,579	(4)	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014(6)	—	(1,617)
—		13,335	(4)	Swap	3.981	May 17, 2006	Jul. 18, 2013(7)	—	(275)
—		9,649	(4)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013(7)	—	(203)
—		8,492	(4)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013	—	(255)

$ 560,945		$706,671						$55	$(8,675)

(1)	Represents the U.S. dollar tranche of the unsecured term loan.
(2)	Represents a portion of the Singapore dollar tranche of the unsecured term loan. Translation to U.S. dollars is based on exchange rate of $0.79 to 1.00 SGD as of December 31, 2013 and $0.82 to 1.00 SGD as of December 31, 2012.
(3)	Translation to U.S. dollars is based on exchange rate of $1.63 to £1.00 as of December 31, 2012.
(4)	Translation to U.S. dollars is based on exchange rate of $1.32 to €1.00 as of December 31, 2012.
(5)	The swap agreement was terminated as the mortgage loan was paid in full in October 2013.
(6)	The swap agreement was terminated as the mortgage loan was paid in full in June 2013.
(7)	The swap agreements were terminated as the mortgage loans were paid in full in July 2013.

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of December 31, 2013:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	9	$1.4
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(9)	(1.4)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	9	1.1
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(9)	(1.1)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(9)	13.2
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	9	(12.7)

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

Foreign Currency Exchange Risk

For the years ended December 31, 2013 and 2012, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, Canada, Singapore, Australia and Hong Kong as well as Japan in the year ended December 31, 2013, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Swiss franc, Australian dollar, Singapore dollar, Canadian dollar, Hong Kong dollar and the Japanese yen. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the years ended December 31, 2013, 2012 and 2011, operating revenues from properties outside the United States contributed $349.1 million, $228.9 million and $116.7 million, respectively, which represented 23.6%, 17.9% and 11.0% of our operating revenues, respectively. Net investment in properties outside the United States was $2.7 billion and $2.5 billion as of December 31, 2013 and 2012, respectively.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on our assessment, management concluded that as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 97.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, we assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on our assessment, management concluded that as of December 31, 2013, the Operating Partnership’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Digital Realty Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, Inc. (the Company) and subsidiaries as of December 31, 2013 and 2012, and the related consolidated income statements, statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III, properties and accumulated depreciation. These consolidated financial statements and financial statement schedule III are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Realty Trust, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, properties and accumulated depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Digital Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

San Francisco, California

February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Digital Realty Trust, Inc.:

We have audited Digital Realty Trust, Inc.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Digital Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digital Realty Trust, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated income statements, statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and the financial statement schedule III, properties and accumulated depreciation, and our report dated February [XX], 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule III.

/s/    KPMG LLP

San Francisco, California

February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors of the General Partner and Partners

Digital Realty Trust, L.P.:

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, L.P. (the Operating Partnership) and subsidiaries as of December 31, 2013 and 2012, and the related consolidated income statements, statements of comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III, properties and accumulated depreciation. These consolidated financial statements and financial statement schedule III are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Realty Trust, L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, properties and accumulated depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/    KPMG LLP

San Francisco, California

February 28, 2014

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
Investments in real estate:
Properties:
Land	$693,791	$661,058
Acquired ground leases	14,618	13,658
Buildings and improvements	8,680,677	7,662,973
Tenant improvements	490,492	404,830

Total investments in properties	9,879,578	8,742,519
Accumulated depreciation and amortization	(1,565,996)	(1,206,017)

Net investments in properties	8,313,582	7,536,502
Investment in unconsolidated joint ventures	70,504	66,634

Net investments in real estate	8,384,086	7,603,136
Cash and cash equivalents	56,808	56,281
Accounts and other receivables, net of allowance for doubtful accounts of $5,576 and $3,609 as of December 31, 2013 and December 31, 2012, respectively	181,163	168,286
Deferred rent	393,504	321,715
Acquired above market leases, net of accumulated amortization of $80,486 and $69,425 as of December 31, 2013 and December 31, 2012, respectively	52,264	65,055
Acquired in place lease value and deferred leasing costs, net of accumulated amortization of $501,033 and $424,039 as of December 31, 2013 and December 31, 2012, respectively	489,456	495,205
Deferred financing costs, net of accumulated amortization of $53,939 and $43,292 as of December 31, 2013 and December 31, 2012, respectively	36,475	30,621
Restricted cash	40,362	44,050
Other assets	51,627	34,865

Total assets	$9,685,745	$8,819,214

LIABILITIES AND EQUITY
Global revolving credit facility	$724,668	$723,729
Unsecured term loan	1,020,984	757,839
Unsecured senior notes, net of discount	2,364,232	1,738,221
Exchangeable senior debentures	266,400	266,400
Mortgage loans, net of premiums	585,608	792,376
Accounts payable and other accrued liabilities	662,687	646,427
Accrued dividends and distributions	102,509	93,434
Acquired below market leases, net of accumulated amortization of $161,369 and $137,276 as of December 31, 2013 and December 31, 2012, respectively	130,269	148,233
Security deposits and prepaid rents	181,876	154,171

Total liabilities	6,039,233	5,320,830

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 70,000,000 shares authorized:
Series D Cumulative Convertible Preferred Stock, 5.500%, $0 and $123,413 liquidation preference, respectively ($25.00 per share), 0 and 4,936,505 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	—	119,348
Series E Cumulative Redeemable Preferred Stock, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per share), 11,500,000 and 11,500,000 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	277,172	277,172
Series F Cumulative Redeemable Preferred Stock, 6.625%, $182,500 and $182,500 liquidation preference, respectively ($25.00 per share), 7,300,000 and 7,300,000 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	176,191	176,191
Series G Cumulative Redeemable Preferred Stock, 5.875%, $250,000 and $0 liquidation preference, respectively ($25.00 per share), 10,000,000 and 0 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	241,468	—
Common Stock: $0.01 par value, 215,000,000 shares authorized, 128,455,350 and 125,140,783 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	1,279	1,247
Additional paid-in capital	3,688,937	3,562,642
Accumulated dividends in excess of earnings	(785,222)	(656,104)
Accumulated other comprehensive loss, net	10,691	(12,191)

Total stockholders’ equity	3,610,516	3,468,305

Noncontrolling Interests:
Noncontrolling interests in operating partnership	29,027	24,135
Noncontrolling interests in consolidated joint ventures	6,969	5,944

Total noncontrolling interests	35,996	30,079

Total equity	3,646,512	3,498,384

Total liabilities and equity	$9,685,745	$8,819,214

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Operating Revenues:
Rental	$1,155,051	$990,715	$820,711
Tenant reimbursements	323,286	272,309	211,811
Fee income	3,520	8,428	29,286
Other	402	7,615	902

Total operating revenues	1,482,259	1,279,067	1,062,710

Operating Expenses:
Rental property operating and maintenance	454,834	380,176	307,922
Property taxes	90,321	69,475	49,946
Insurance	8,743	9,600	8,024
Construction management	764	1,596	22,715
Depreciation and amortization	475,464	382,553	310,425
General and administrative	65,653	57,209	53,624
Transactions	4,605	11,120	5,654
Other	63	1,260	90

Total operating expenses	1,100,447	912,989	758,400

Operating income	381,812	366,078	304,310
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	9,796	8,135	4,952
Gain on insurance settlement	5,597	—	—
Gain on contribution of investment properties to unconsolidated joint venture	115,609	—	—
Interest and other income	139	1,892	3,260
Interest expense	(189,399)	(157,108)	(149,350)
Tax expense	(1,292)	(2,647)	42
Loss from early extinguishment of debt	(1,813)	(303)	(1,088)

Net income	320,449	216,047	162,126
Net income attributable to noncontrolling interests	(5,961)	(5,713)	(5,861)

Net income attributable to Digital Realty Trust, Inc.	314,488	210,334	156,265
Preferred stock dividends	(42,905)	(38,672)	(25,397)

Net income available to common stockholders	$271,583	$171,662	$130,868

Net income per share available to common stockholders:
Basic	$2.12	$1.48	$1.33
Diluted	$2.12	$1.48	$1.32

Weighted average common shares outstanding:
Basic	127,941,134	115,717,667	98,405,375
Diluted	128,127,641	116,006,577	99,169,749

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$320,449	$216,047	$162,126
Other comprehensive income (loss):
Foreign currency translation adjustments	14,636	48,303	(16,653)
Increase (decrease) in fair value of interest rate swaps	2,473	(7,693)	(3,185)
Reclassification to interest expense from interest rate swaps	6,258	4,547	5,631

Comprehensive income	343,816	261,204	147,919
Comprehensive income attributable to noncontrolling interests	(6,446)	(7,181)	(5,453)

Comprehensive income attributable to Digital Realty Trust, Inc.	$337,370	$254,023	$142,466

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2010	$502,341	91,159,221	$909	$1,849,497	$(348,148)	$(42,081)	$1,962,518	$52,436	$39,709	$92,145	$2,054,663
Conversion of units to common stock	—	658,723	8	7,500	—	—	7,508	(7,508)	—	(7,508)	—
Issuance of restricted stock, net of forfeitures	—	79,119	—	—	—	—	—	—	—	—	—
Net proceeds from sale of common stock	—	7,746,886	77	455,503	—	—	455,580	—	—	—	455,580
Exercise of stock options	—	123,777	1	4,804	—	—	4,805	—	—	—	4,805
Issuance of common stock in exchange for debentures	—	1,087,820	11	(11,461)	—	—	(11,450)	—	—	—	(11,450)
Issuance of series E preferred stock, net of offering costs	277,292	—	—	—	—	—	277,292	—	—	—	277,292
Conversion of preferred stock	(209,852)	5,183,733	51	209,801	—	—	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	16,199	—	—	16,199	—	—	—	16,199
Reclassification of vested share based awards	—	—	—	(8,472)	—	—	(8,472)	8,472	—	8,472	—
Dividends declared on preferred stock	—	—	—	—	(25,397)	—	(25,397)	—	—	—	(25,397)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(271,412)	—	(271,412)	(14,120)	—	(14,120)	(285,532)
Distributions to noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	—	(428)	(428)	(428)
Purchase of noncontrolling interests of a consolidated joint venture	—	—	—	(26,720)	—	—	(26,720)	—	(26,520)	(26,520)	(53,240)
Net income	—	—	—	—	156,265	—	156,265	6,185	(324)	5,861	162,126
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	(16,123)	(16,123)	(530)	—	(530)	(16,653)
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	(3,050)	(3,050)	(135)	—	(135)	(3,185)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	5,374	5,374	257	—	257	5,631

Balance as of December 31, 2011	$569,781	106,039,279	$1,057	$2,496,651	$(488,692)	$(55,880)	$2,522,917	$45,057	$12,437	$57,494	$2,580,411

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

(in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Conversion of units to common stock	—	2,234,860	22	23,735	—	—	23,757	(23,757)	—	(23,757)	—
Issuance of restricted stock, net of forfeitures	—	94,709	—	—	—	—	—	—	—	—	—
Net proceeds from sale of common stock	—	12,456,818	125	859,602	—	—	859,727	—	—	—	859,727
Exercise of stock options	—	208,200	2	4,193	—	—	4,195	—	—	—	4,195
Issuance of series F preferred stock, net of offering costs	176,071	—	—	—	—	—	176,071	—	—	—	176,071
Conversion of preferred stock	(173,141)	4,106,917	41	173,100	—	—	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	15,938	—	—	15,938	—	—	—	15,938
Reclassification of vested share based awards	—	—	—	(8,544)	—	—	(8,544)	8,544	—	8,544	—
Dividends declared on preferred stock	—	—	—	—	(38,672)	—	(38,672)	—	—	—	(38,672)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(339,074)	—	(339,074)	(13,334)	—	(13,334)	(352,408)
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	—	4,302	4,302	4,302
Purchase of noncontrolling interests of a consolidated joint venture	—	—	—	(2,033)	—	—	(2,033)	—	(10,351)	(10,351)	(12,384)
Net income	—	—	—	—	210,334	—	210,334	6,157	(444)	5,713	216,047
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	46,722	46,722	1,581	—	1,581	48,303
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	(7,426)	(7,426)	(267)	—	(267)	(7,693)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	4,393	4,393	154	—	154	4,547

Balance as of December 31, 2012	$572,711	125,140,783	$1,247	$3,562,642	$(656,104)	$(12,191)	$3,468,305	$24,135	$5,944	$30,079	$3,498,384

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

(in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Conversion of units to common stock	—	57,138	1	630	—	—	631	(631)	—	(631)	—
Issuance of restricted stock, net of forfeitures	—	112,245	—	—	—	—	—	—	—	—	—
Common stock offering costs	—	—	—	(504)	—	—	(504)	—	—	—	(504)
Exercise of stock options	—	5,569	—	230	—	—	230	—	—	—	230
Issuance of series G preferred stock, net of offering costs	241,468	—	—	—	—	—	241,468	—	—	—	241,468
Conversion of series D preferred stock	(119,348)	3,139,615	31	119,317	—	—	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	15,621	—	—	15,621	—	—	—	15,621
Reclassification of vested share based awards	—	—	—	(8,999)	—	—	(8,999)	8,999	—	8,999	—
Dividends declared on preferred stock	—	—	—	—	(42,905)	—	(42,905)	—	—	—	(42,905)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(400,701)	—	(400,701)	(9,327)	—	(9,327)	(410,028)
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	—	430	430	430
Net income	—	—	—	—	314,488	—	314,488	5,366	595	5,961	320,449
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	14,321	14,321	315	—	315	14,636
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	2,423	2,423	50	—	50	2,473
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	6,138	6,138	120	—	120	6,258

Balance as of December 31, 2013	$694,831	128,455,350	$1,279	$3,688,937	$(785,222)	$10,691	$3,610,516	$29,027	$6,969	$35,996	$3,646,512

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$320,449	$216,047	$162,126
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on insurance settlement	(5,597)	—	—
Gain on contribution of investment properties to unconsolidated joint venture	(115,609)	—	—
Equity in earnings of unconsolidated joint ventures	(9,796)	(8,135)	(4,952)
Change in fair value of accrued contingent consideration	(1,762)	1,051	—
Distributions from unconsolidated joint ventures	30,358	20,323	4,750
Write-off of net assets due to early lease terminations	60	1,260	81
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	397,592	316,064	247,024
Amortization of share-based unearned compensation	11,527	12,631	13,430
Allowance for (recovery of ) doubtful accounts	1,967	1,173	(814)
Amortization of deferred financing costs	10,658	8,701	9,454
Write-off of deferred financing costs, included in loss on early extinguishment of debt	1,813	254	1,095
Amortization of debt discount/premium	875	372	2,028
Amortization of acquired in place lease value and deferred leasing costs	77,872	66,489	63,401
Amortization of acquired above market leases and acquired below market leases	(11,719)	(10,262)	(7,937)
Changes in assets and liabilities:
Restricted cash	4,850	7,576	(3,959)
Accounts and other receivables	(527)	(60,115)	(21,254)
Deferred rent	(83,541)	(77,059)	(56,309)
Deferred leasing costs	(16,409)	(15,148)	(7,129)
Other assets	(3,530)	(9,496)	(12,154)
Accounts payable and other accrued liabilities	34,127	20,040	(4,050)
Security deposits and prepaid rents	12,732	51,182	16,125

Net cash provided by operating activities	656,390	542,948	400,956

Cash flows from investing activities:
Acquisitions of real estate	(170,322)	(1,560,130)	(195,313)
Proceeds from sale of assets, net of sales costs	11,015	—	—
Proceeds from contribution of investment properties to unconsolidated joint venture	328,569	—	—
Investment in unconsolidated joint ventures	(24,452)	(54,827)	(6,139)
Investment in equity securities	(17,100)	—	—
Deposits paid for acquisitions of real estate	—	(1,053)	(1,289)
Receipt of value added tax refund	11,277	19,800	22,001
Refundable value added tax paid	(15,785)	(34,448)	(20,000)
Change in restricted cash	(1,507)	2,168	8,777

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Improvements to and advances for investments in real estate	(1,189,510)	(845,761)	(638,265)
Improvement advances to tenants	(7,270)	(5,523)	(10,050)
Collection of advances from tenants for improvements	5,851	3,841	9,476
Proceeds from insurance settlement	8,625	—	—

Net cash used in investing activities	(1,060,609)	(2,475,933)	(830,802)

Cash flows from financing activities:
Borrowings on revolving credit facility	$1,806,832	$1,743,777	$1,028,943
Repayments on revolving credit facility	(1,781,435)	(1,317,466)	(1,084,105)
Borrowings on unsecured term loan	264,690	751,985	—
Principal payments on unsecured notes	(33,000)	—	(25,000)
Borrowings on 5.250% unsecured senior notes due 2021	—	—	399,100
Borrowings on 3.625% unsecured senior notes due 2022	—	296,052	—
Borrowings on 4.250% unsecured senior notes due 2025	630,026	—	—
Repayments on other secured loans	—	(10,500)	—
Principal payments on mortgage loans	(236,619)	(166,317)	(140,094)
Principal repayments on 2026 exchangeable senior debentures	—	—	(88,758)
Earnout payment related to Sentrum acquisition	(25,783)	—	—
Equity component settled in exchange of 2026 exchangeable senior debentures	—	—	(11,783)
Change in restricted cash	640	1,932	(231)
Payment of loan fees and costs	(18,371)	(9,638)	(17,091)
Capital contributions received from noncontrolling interests in consolidated joint ventures	430	4,302	(428)
Gross proceeds from the issuance of common stock	—	894,221	462,447
Gross proceeds from the issuance of preferred stock	250,000	182,500	287,500
Common stock offering costs paid	(504)	(34,494)	(6,867)
Preferred stock offering costs paid	(8,532)	(6,429)	(9,757)
Proceeds from exercise of stock options	230	4,195	4,805
Payment of dividends to preferred stockholders	(42,905)	(38,672)	(25,397)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(400,953)	(334,429)	(261,286)
Purchase of noncontrolling interests in consolidated joint ventures	—	(12,384)	(53,240)

Net cash provided by financing activities	404,746	1,948,635	458,758

Net increase in cash and cash equivalents	527	15,650	28,912
Cash and cash equivalents at beginning of period	56,281	40,631	11,719

Cash and cash equivalents at end of period	$56,808	$56,281	$40,631

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$192,754	$166,151	$151,903
Cash paid for income taxes	2,461	2,084	1,598
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$14,636	$48,303	$(16,653)
Accrual of dividends and distributions	102,509	93,434	75,455
Increase in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	2,473	(7,693)	(3,185)
Acquisition measurement period adjustment included in accounts payable and other accrued liabilities	22,393	—	—
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	631	23,757	7,508
Preferred stock converted to shares of common stock	119,348	173,141	209,852
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	216,520	229,743	147,835
Issuance of common stock in exchange of 2026 exchangeable senior debentures, net	—	—	221
Additional accrual of contingent purchase price for investments in real estate	6,356	90,739	—
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	$183,119	$1,435,645	$222,689
Acquired above market leases	203	44,402	545
Acquired below market leases	(5,781)	(81,791)	(11,002)
Acquired in place lease value and deferred leasing costs	20,811	168,764	31,806
Mortgage loan assumed, net of premium	(28,030)	(6,890)	(48,725)

Cash paid for acquisition of real estate	$170,322	$1,560,130	$195,313

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit data)

	December 31, 2013	December 31, 2012
ASSETS
Investments in real estate:
Properties:
Land	$693,791	$661,058
Acquired ground leases	14,618	13,658
Buildings and improvements	8,680,677	7,662,973
Tenant improvements	490,492	404,830

Total investments in properties	9,879,578	8,742,519
Accumulated depreciation and amortization	(1,565,996)	(1,206,017)

Net investments in properties	8,313,582	7,536,502
Investment in unconsolidated joint ventures	70,504	66,634

Net investments in real estate	8,384,086	7,603,136
Cash and cash equivalents	56,808	56,281
Accounts and other receivables, net of allowance for doubtful accounts of $5,576 and $3,609 as of December 31, 2013 and December 31, 2012, respectively	181,163	168,286
Deferred rent	393,504	321,715
Acquired above market leases, net of accumulated amortization of $80,486 and $69,425 as of December 31, 2013 and December 31, 2012, respectively	52,264	65,055
Acquired in place lease value and deferred leasing costs, net of accumulated amortization of $501,033 and $424,039 as of December 31, 2013 and December 31, 2012, respectively	489,456	495,205
Deferred financing costs, net of accumulated amortization of $53,939 and $43,292 as of December 31, 2013 and December 31, 2012, respectively	36,475	30,621
Restricted cash	40,362	44,050
Other assets	51,627	34,865

Total assets	$9,685,745	$8,819,214

LIABILITIES AND CAPITAL
Global revolving credit facility	$724,668	$723,729
Unsecured term loan	1,020,984	757,839
Unsecured senior notes, net of discount	2,364,232	1,738,221
Exchangeable senior debentures	266,400	266,400
Mortgage loans, net of premiums	585,608	792,376
Accounts payable and other accrued liabilities	662,687	646,427
Accrued dividends and distributions	102,509	93,434
Acquired below market leases, net of accumulated amortization of $161,369 and $137,276 as of December 31, 2013 and December 31, 2012, respectively	130,269	148,233
Security deposits and prepaid rents	181,876	154,171

Total liabilities	6,039,233	5,320,830

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except unit and per unit data)

	December 31, 2013	December 31, 2012
Commitments and contingencies

Capital:
Partners’ capital:
General Partner:
Series D Cumulative Convertible Preferred Units, 5.500%, $0 and $123,413 liquidation preference, respectively ($25.00 per unit), 0 and 4,936,505 units issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	—	119,348
Series E Cumulative Redeemable Preferred Units, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per unit), 11,500,000 and 11,500,000 units issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	277,172	277,172
Series F Cumulative Redeemable Preferred Units, 6.625%, $182,500 and $182,500 liquidation preference, respectively ($25.00 per unit), 7,300,000 and 7,300,000 units issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	176,191	176,191
Series G Cumulative Redeemable Preferred Units, 5.875%, $250,000 and $0 liquidation preference, respectively ($25.00 per unit), 10,000,000 and 0 units issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	241,468	—
Common units:
128,455,350 and 125,140,783 units issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	2,904,994	2,907,785
Limited partners, 1,491,814 and 1,515,814 common units, 1,077,838 and 937,208 profits interest units and 397,369 and 398,378 class C units outstanding as of December 31, 2013 and December 31, 2012, respectively	31,261	26,854
Accumulated other comprehensive loss	8,457	(14,910)

Total partners’ capital	3,639,543	3,492,440

Noncontrolling interests in consolidated joint ventures	6,969	5,944

Total capital	3,646,512	3,498,384

Total liabilities and capital	$9,685,745	$8,819,214

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(in thousands, except unit and per unit data)

	Year Ended December 31,
	2013	2012	2011
Operating Revenues:
Rental	$1,155,051	$990,715	$820,711
Tenant reimbursements	323,286	272,309	211,811
Fee income	3,520	8,428	29,286
Other	402	7,615	902

Total operating revenues	1,482,259	1,279,067	1,062,710

Operating Expenses:
Rental property operating and maintenance	454,834	380,176	307,922
Property taxes	90,321	69,475	49,946
Insurance	8,743	9,600	8,024
Construction management	764	1,596	22,715
Depreciation and amortization	475,464	382,553	310,425
General and administrative	65,653	57,209	53,624
Transactions	4,605	11,120	5,654
Other	63	1,260	90

Total operating expenses	1,100,447	912,989	758,400

Operating income	381,812	366,078	304,310
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	9,796	8,135	4,952
Gain on insurance settlement	5,597	—	—
Gain on contribution of investment properties to unconsolidated joint venture	115,609	—	—
Interest and other income	139	1,892	3,260
Interest expense	(189,399)	(157,108)	(149,350)
Tax expense	(1,292)	(2,647)	42
Loss from early extinguishment of debt	(1,813)	(303)	(1,088)

Net income	320,449	216,047	162,126
Net loss attributable to noncontrolling interests in consolidated joint ventures	(595)	444	324

Net income attributable to Digital Realty Trust, L.P.	319,854	216,491	162,450
Preferred units distributions	(42,905)	(38,672)	(25,397)

Net income available to common unitholders	$276,949	$177,819	$137,053

Net income per unit available to common unitholders:
Basic	$2.12	$1.48	$1.33
Diluted	$2.12	$1.48	$1.32

Weighted average common units outstanding:
Basic	130,462,534	119,861,380	103,053,004
Diluted	130,649,041	120,150,290	103,817,378

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$320,449	$216,047	$162,126
Other comprehensive income (loss):
Foreign currency translation adjustments	14,636	48,303	(16,653)
Increase (decrease) in fair value of interest rate swaps	2,473	(7,693)	(3,185)
Reclassification to interest expense from interest rate swaps	6,258	4,547	5,631

Comprehensive income	$343,816	$261,204	$147,919

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2010	20,787,255	$502,341	91,159,221	$1,502,258	5,463,449	$56,215	$(45,860)	$39,709	$2,054,663
Conversion of limited partner common units to general partner common units	—	—	658,723	7,508	(658,723)	(7,508)	—	—	—
Issuance of restricted common units, net of forfeitures	—	—	79,119	—	—	—	—	—	—
Net proceeds from issuance of common units	—	—	7,746,886	455,580	—	—	—	—	455,580
Issuance of common units in connection with the exercise of stock options	—	—	123,777	4,805	—	—	—	—	4,805
Issuance of common units, net of forfeitures	—	—	—	—	131,404	—	—	—	—
Issuance of common units in exchange for debentures	—	—	1,087,820	(11,450)	—	—	—	—	(11,450)
Net proceeds from issuance of series E preferred units	11,500,000	277,292	—	—	—	—	—	—	277,292
Conversion of preferred units	(8,683,836)	(209,852)	5,183,733	209,852	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	16,199	—	—	—	—	16,199
Reclassification of vested share based awards	—	—	—	(8,472)	—	8,472	—	—	—
Distributions	—	(25,397)	—	(271,412)	—	(14,120)	—	—	(310,929)
Purchase of noncontrolling interests of a consolidated joint venture	—	—	—	(26,720)	—	—	—	(26,520)	(53,240)
Distributions to noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	(428)	(428)
Net income	—	25,397	—	130,868	—	6,185	—	(324)	162,126
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	(16,653)	—	(16,653)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(3,185)	—	(3,185)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	5,631	—	5,631

Balance as of December 31, 2011	23,603,419	$569,781	106,039,279	$2,009,016	4,936,130	$49,244	$(60,067)	$12,437	$2,580,411

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL (continued)

(in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Conversion of limited partner common units to general partner common units	—	—	2,234,860	23,757	(2,234,860)	(23,757)	—	—	—
Issuance of restricted common units, net of forfeitures	—	—	94,709	—	—	—	—	—	—
Net proceeds from issuance of common units	—	—	12,456,818	859,727	—	—	—	—	859,727
Issuance of common units in connection with the exercise of stock options	—	—	208,200	4,195	—	—	—	—	4,195
Issuance of common units, net of forfeitures	—	—	—	—	150,130	—	—	—	—
Net proceeds from issuance of series F preferred units	7,300,000	176,071	—	—	—	—	—	—	176,071
Conversion of preferred units	(7,166,914)	(173,141)	4,106,917	173,141	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	15,938	—	—	—	—	15,938
Reclassification of vested share based awards	—	—	—	(8,544)	—	8,544	—	—	—
Distributions	—	(38,672)	—	(339,074)	—	(13,334)	—	—	(391,080)
Purchase of noncontrolling interests of a consolidated joint venture	—	—	—	(2,033)	—	—	—	(10,351)	(12,384)
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	4,302	4,302
Net income	—	38,672	—	171,662	—	6,157	—	(444)	216,047
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	48,303	—	48,303
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(7,693)	—	(7,693)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	4,547	—	4,547

Balance as of December 31, 2012	23,736,505	$572,711	125,140,783	$2,907,785	2,851,400	$26,854	$(14,910)	$5,944	$3,498,384

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL (continued)

(in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Conversion of limited partner common units to general partner common units	—	—	57,138	631	(57,138)	(631)	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	112,245	—	—	—	—	—	—
Net proceeds from issuance of common units	—	—	—	(504)	—	—	—	—	(504)
Issuance of common units in connection with the exercise of stock options	—	—	5,569	230	—	—	—	—	230
Issuance of common units, net of forfeitures	—	—	—	—	172,759	—	—	—	—
Net proceeds from issuance of series G preferred units	10,000,000	241,468	—	—	—	—	—	—	241,468
Conversion of series D preferred units	(4,936,505)	(119,348)	3,139,615	119,348	—	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	15,621	—	—	—	—	15,621
Reclassification of vested share based awards	—	—	—	(8,999)	—	8,999	—	—	—
Distributions	—	(42,905)	—	(400,701)	—	(9,327)	—	—	(452,933)
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	430	430
Net income	—	42,905	—	271,583	—	5,366	—	595	320,449
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	14,636	—	14,636
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	2,473	—	2,473
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	6,258	—	6,258

Balance as of December 31, 2013	28,800,000	$694,831	128,455,350	$2,904,994	2,967,021	$31,261	$8,457	$6,969	$3,646,512

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$320,449	$216,047	$162,126
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on insurance settlement	(5,597)	—	—
Gain on contribution of investment properties to unconsolidated joint venture	(115,609)	—	—
Equity in earnings of unconsolidated joint ventures	(9,796)	(8,135)	(4,952)
Change in fair value of accrued contingent consideration	(1,762)	1,051	—
Distributions from unconsolidated joint ventures	30,358	20,323	4,750
Write-off of net assets due to early lease terminations	60	1,260	81
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	397,592	316,064	247,024
Amortization of share-based unearned compensation	11,527	12,631	13,430
Allowance for (recovery of ) doubtful accounts	1,967	1,173	(814)
Amortization of deferred financing costs	10,658	8,701	9,454
Write-off of deferred financing costs, included in loss on early extinguishment of debt	1,813	254	1,095
Amortization of debt discount/premium	875	372	2,028
Amortization of acquired in place lease value and deferred leasing costs	77,872	66,489	63,401
Amortization of acquired above market leases and acquired below market leases	(11,719)	(10,262)	(7,937)
Changes in assets and liabilities:
Restricted cash	4,850	7,576	(3,959)
Accounts and other receivables	(527)	(60,115)	(21,254)
Deferred rent	(83,541)	(77,059)	(56,309)
Deferred leasing costs	(16,409)	(15,148)	(7,129)
Other assets	(3,530)	(9,496)	(12,154)
Accounts payable and other accrued liabilities	34,127	20,040	(4,050)
Security deposits and prepaid rents	12,732	51,182	16,125

Net cash provided by operating activities	656,390	542,948	400,956

Cash flows from investing activities:
Acquisitions of real estate	(170,322)	(1,560,130)	(195,313)
Proceeds from sale of assets, net of sales costs	11,015	—	—
Proceeds from contribution of investment properties to unconsolidated joint venture	328,569	—	—
Investment in unconsolidated joint ventures	(24,452)	(54,827)	(6,139)
Investment in equity securities	(17,100)	—	—
Deposits paid for acquisitions of real estate	—	(1,053)	(1,289)
Receipt of value added tax refund	11,277	19,800	22,001
Refundable value added tax paid	(15,785)	(34,448)	(20,000)
Change in restricted cash	(1,507)	2,168	8,777
Improvements to and advances for investments in real estate	(1,189,510)	(845,761)	(638,265)
Improvement advances to tenants	(7,270)	(5,523)	(10,050)
Collection of advances from tenants for improvements	5,851	3,841	9,476
Proceeds from insurance settlement	8,625	—	—

Net cash used in investing activities	(1,060,609)	(2,475,933)	(830,802)

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from financing activities:
Borrowings on revolving credit facility	$1,806,832	$1,743,777	$1,028,943
Repayments on revolving credit facility	(1,781,435)	(1,317,466)	(1,084,105)
Borrowings on unsecured term loan	264,690	751,985	—
Principal payments on unsecured notes	(33,000)	—	(25,000)
Borrowings on 5.250% unsecured senior notes due 2021	—	—	399,100
Borrowings on 3.625% unsecured senior notes due 2022	—	296,052	—
Borrowings on 4.250% unsecured senior notes due 2025	630,026	—	—
Repayments on other secured loans	—	(10,500)	—
Principal payments on mortgage loans	(236,619)	(166,317)	(140,094)
Principal repayments on 2026 exchangeable senior debentures	—	—	(88,758)
Earnout payment related to Sentrum acquisition	(25,783)	—	—
Equity component settled in exchange of 2026 exchangeable senior debentures	—	—	(11,783)
Change in restricted cash	640	1,932	(231)
Payment of loan fees and costs	(18,371)	(9,638)	(17,091)
Capital contributions received from noncontrolling interests in consolidated joint ventures	430	4,302	(428)
General partner contributions	241,194	1,039,993	738,128
Redemption of preferred stock	—	—	—
Payment of distributions to preferred unitholders	(42,905)	(38,672)	(25,397)
Payment of distributions to common unitholders	(400,953)	(334,429)	(261,286)
Purchase of noncontrolling interests in consolidated joint ventures	—	(12,384)	(53,240)

Net cash provided by financing activities	404,746	1,948,635	458,758

Net increase in cash and cash equivalents	527	15,650	28,912
Cash and cash equivalents at beginning of period	56,281	40,631	11,719

Cash and cash equivalents at end of period	$56,808	$56,281	$40,631

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$192,754	$166,151	$151,903
Cash paid for income taxes	2,461	2,084	1,598
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	14,636	48,303	(16,653)
Accrual of distributions	102,509	93,434	75,455
Increase in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	2,473	(7,693)	(3,185)
Acquisition measurement period adjustment included in accounts payable and other accrued liabilities	22,393	—	—
Preferred units converted to common units	119,348	173,141	209,852
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	216,520	229,743	147,835
Issuance of common units in exchange of 2026 exchangeable senior debentures, net	—	—	221
Additional accrual of contingent purchase price for investments in real estate	6,356	90,739	—
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	$183,119	$1,435,645	$222,689
Acquired above market leases	203	44,402	545
Acquired below market leases	(5,781)	(81,791)	(11,002)
Acquired in place lease value and deferred leasing costs	20,811	168,764	31,806
Mortgage loan assumed, net of premium	(28,030)	(6,890)	(48,725)

Cash paid for acquisition of real estate	$170,322	$1,560,130	$195,313

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is engaged in the business of owning, acquiring, developing and managing technology-related real estate. The Company is focused on providing customer driven datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from financial services, cloud and information technology services, to manufacturing, energy, health care and consumer products. As of December 31, 2013, our portfolio consisted of 131 properties, including 12 properties held as investments in unconsolidated joint ventures and developable land, of which 104 are located throughout North America, 22 are located in Europe, three are located in Australia and two are located in Asia. We are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the United States, Amsterdam, Dublin, London and Paris markets in Europe and Singapore, Sydney, Melbourne, Hong Kong and Osaka markets in the Asia Pacific region. The portfolio consists of Internet gateway and corporate datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of December 31, 2013, Digital Realty Trust, Inc. owns a 97.7% common interest and a 100% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.

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

December 31, 2013 and 2012

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

To help investors understand the significant differences between the Company and the Operating Partnership, these consolidated financial statements present the following separate sections for each of the Company and the Operating Partnership:

•	consolidated face financial statements; and

•	the following notes to the consolidated financial statements:

•	Debt of the Company and Debt of the Operating Partnership;

•	Income per Share and Income per Unit;

•	Equity and Accumulated Other Comprehensive Loss, Net of the Company and Capital and Accumulated Other Comprehensive Income (Loss) of the Operating Partnership; and

•	Quarterly Financial Information.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

(b) Cash Equivalents

For the purpose of the consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of December 31, 2013 and 2012, cash equivalents consist of investments in money market instruments.

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

December 31, 2013 and 2012

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) estimated fair market lease rates from the perspective of a market participant for the corresponding in-place leases, measured, for above-market leases, over a period equal to the remaining non-cancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below market fixed rate renewal periods. The leases we have acquired do not currently include any below market fixed rate renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values, also referred to as acquired lease obligations, are amortized as an increase to rental income over the initial terms of the respective leases and any below market fixed rate renewal periods.

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

December 31, 2013 and 2012

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

During the second quarter of 2013, in accordance with U.S. GAAP, we refined our capitalization practice related to operating expenditures which could have been capitalized, but had been expensed. Previously, operating expenditures totaling $10,000 or less that could have been capitalized had been expensed as incurred for efficiency purposes. Under our refined capitalization practice, retrospective to January 1, 2013, such expenses are now capitalized. Additionally, we conformed the construction period completion date, which is when capitalization of construction period operating costs ceases, with our construction period interest capitalization policy. Previously, capitalization of construction period operating costs ceased upon the commissioning date. Retrospective to January 1, 2013, capitalization of construction period operating costs now ceases on receipt of the certificate of occupancy, among other factors. During the year ended December 31, 2013, the total incremental amounts capitalized that would have been recorded as rental property operating expense under our previous policies was approximately $9.5 million.

During the years ended December 31, 2013, 2012 and 2011, we capitalized interest of approximately $26.3 million, $21.5 million and $17.9 million, respectively. During the years ended December 31, 2013, 2012 and 2011, we capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $37.6 million, $31.6 million and $24.7 million, respectively. Cash flows from capitalized leasing costs of $57.5 million, $40.1 million and $28.2 million are included in improvements to and advances for investments in real estate in cash flows from investing activities in the consolidated statements of cash flows for the years ended December 31, 2013, 2012 and 2011, respectively.

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

December 31, 2013 and 2012

(l) Offering Costs

Underwriting commissions and other offering costs are reflected as a reduction in additional paid-in capital, or in the case of preferred stock, as a reduction of the carrying value of preferred stock.

(m) Share Based Compensation

We account for share based compensation using the fair value method of accounting. The estimated fair value of restricted stock granted by us is being amortized on a straight-line basis over the vesting period. The estimated fair value of the long-term incentive units and Class C Units (discussed in note [13]) granted by us is being amortized on a straight-line basis over the expected service period.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2013, 2012 and 2011, respectively, there were no ineffective portions to our interest rate swaps.

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

December 31, 2013 and 2012

The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying consolidated financial statements.

Even if the Parent Company and the Operating Partnership are not subject to federal income taxes, the Company is subject to foreign, state and local income taxes in the jurisdictions in which it conducts business. The Company’s U.S. consolidated taxable REIT subsidiary is subject to both federal and state income taxes to the extent there is taxable income. Accordingly, the Company recognizes and accrues income taxes for its taxable REIT subsidiaries, certain states and non-U.S. jurisdictions, as appropriate.

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of December 31, 2013 and 2012, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our consolidated statements of operations. For the years ended December 31, 2013, 2012 and 2011, we had no such interest or penalties. The tax year 2010 and thereafter remain open to examination by the major taxing jurisdictions with which the Parent Company and its subsidiaries file tax returns.

See Note [10] for further discussion on income taxes.

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

(r) Asset Retirement Obligations

We record accruals for estimated retirement obligations as required by current accounting guidance. The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. As of December 31, 2013 and December 31, 2012, the amount included in accounts payable and other accrued liabilities on our consolidated balance sheets was approximately $1.7 million and $1.7 million, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

(s) Fee Income

Occasionally, customers engage the company for certain consulting services. The nature of these services historically involves property management, construction management, and assistance with financing. The proper revenue recognition of these services can be different, depending on whether the arrangements are service revenue or contractor type revenue.

Service revenues are typically recognized on an equal monthly basis based on the minimum fee to be earned. The monthly amounts could be adjusted depending on if certain performance milestones are met.

Contractor type revenue for long-term contracts is recognized under the percentage-of-completion method of accounting. Revenues are determined by measuring the percentage of total costs incurred to date to estimated total costs for each construction management contract based on current estimates of costs to complete. Contract costs include all labor and benefits, materials, subcontracts, and an allocation of indirect costs related to contract performance. Indirect costs are allocated to projects based upon labor hours charged. Third party costs are included in construction management expense and their reimbursements are included in construction management revenue to the extent that the Company is the primary obligor for the third party costs. Otherwise, construction management revenue and expense is reflected net of third party costs. As long-term design-build projects extend over one or more years, revisions in cost and estimated earnings during the course of the work are reflected in the accounting period in which the facts which require the revision become known. At the time a loss on a design-build project becomes known, the entire amount of the estimated loss is recognized in the condensed consolidated financial statements. Change orders are recognized when they are approved by the client.

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

December 31, 2013 and 2012

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

Operating revenues from properties in the United States were $1.1 billion, $1.1 billion and $946.0 million and outside the United States were $349.1 million, $228.9 million and $116.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. We had long-lived assets located in the United States of $5.6 billion, $5.0 billion and $4.3 billion and outside the United States of $2.7 billion, $2.5 billion and $1.0 billion as of December 31, 2013, 2012 and 2011, respectively.

Operating revenues from properties located in the United Kingdom were $197.0 million, $117.2 million and $43.6 million, or 13.3%, 9.2% and 4.1% of total operating revenues for the years ended December 31, 2013, 2012 and 2011, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these years. We had long-lived assets located in the United Kingdom of $1.8 billion, $1.7 billion and $356.0 million, or 21.1%, 22.3% and 6.8% of total long-lived assets as of December 31, 2013, 2012 and 2011, respectively. No other foreign country comprised more than 10% of total long-lived assets as of each of December 31, 2013, 2012 and 2011.

(x) Recent Accounting Pronouncements

In 2013, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance clarifying the accounting for the release of a cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations, or cash flows.

In 2013, the FASB issued new accounting guidance clarifying the accounting for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations, or cash flows.

3. Investments in Real Estate

A summary of our investments in properties as of December 31, 2013 and 2012 is as follows:

	As of December 31, 2013
	(in thousands)
Property Type	Land	Acquired Ground Lease	Building and Improvements(1)	Tenant Improvements	Accumulated Depreciation and Amortization	Net Investment in Properties
Internet Gateway Datacenters	$117,863	$—	$1,466,490	$100,481	$(474,646)	$1,210,188
Corporate Datacenters	534,776	13,296	7,031,664	382,219	(1,051,306)	6,910,649
Technology Manufacturing	29,147	1,322	75,546	5,938	(24,044)	87,909
Technology Office	9,840	—	52,031	1,854	(10,858)	52,867
Other	2,165	—	54,946	—	(5,142)	51,969

	$693,791	$14,618	$8,680,677	$490,492	$(1,565,996)	$8,313,582

	As of December 31, 2012
	(in thousands)
Property Type	Land	Acquired Ground Lease	Building and Improvements(1)	Tenant Improvements	Accumulated Depreciation and Amortization	Net Investment in Properties
Internet Gateway Datacenters	$117,304	$—	$1,406,586	$97,007	$(399,060)	$1,221,837
Corporate Datacenters	516,016	12,336	6,108,420	300,426	(773,449)	6,163,749
Technology Manufacturing	20,602	1,322	66,396	5,938	(22,175)	72,083
Technology Office	4,971	—	34,585	1,459	(7,958)	33,057
Other	2,165	—	46,986	—	(3,375)	45,776

	$661,058	$13,658	$7,662,973	$404,830	$(1,206,017)	$7,536,502

(1)	Balance includes, as of December 31, 2013 and 2012, $1,053.2 million and $777.3 million of direct and accrued costs associated with work in progress, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

We acquired the following real estate properties during the years ended December 31, 2013 and 2012:

Acquisitions

Location	Metropolitan Area	Date Acquired	Amount (in millions)(1)
17201 Waterview Parkway	Dallas, Texas	January 31, 2013	$8.5
1900 S. Price Road	Phoenix, Arizona	January 31, 2013	24.0
371 Gough Road	Toronto, Canada	March 12, 2013	8.4
1500 Towerview Road	Minneapolis, Minnesota	March 27, 2013	37.0
CarTech(2)	London, England	April 2, 2013	3.6
MetCenter Business Park(3)	Austin, Texas	May 20, 2013	31.9
Liverpoolweg 10(4)	Amsterdam, Netherlands	June 27, 2013	3.9
Saito Industrial Park(2)	Osaka, Japan	August 9, 2013	9.6
Principal Park(2)	London, England	September 23, 2013	19.3
De President, Hoofddorp(2)	Amsterdam, Netherlands	September 24, 2013	6.7
636 Pierce Street(5)	New York Metro	December 19, 2013	35.3

Total Acquisitions—Year Ended December 31, 2013			$188.2

Location	Metropolitan Area	Date Acquired	Amount (in millions)(1)
Convergence Business Park(6)	Dallas, Texas	February 22, 2012	$123.0
9333, 9355, 9377 Grand Avenue(7)	Chicago, Illinois	May 10, 2012	22.3
8025 North Interstate 35(8)	Austin, Texas	May 18, 2012	12.5
400 S. Akard Street	Dallas, Texas	June 13, 2012	75.0
Sentrum Portfolio(9)	London, England	July 11, 2012	1,138.6
11900 East Cornell Avenue	Denver, Colorado	September 14, 2012	90.8
701 Union Boulevard	New York Metro	November 1, 2012	16.8
23 Waterloo Road	Sydney, Australia	December 19, 2012	12.3
Paris Portfolio(10)	Paris, France	December 27, 2012	79.4

Total Acquisitions—Year Ended December 31, 2012			$1,570.7

(1)	Purchase prices are all in U.S. dollars and exclude capitalized closing costs on land acquisitions. Purchase prices for acquisitions outside the United States are based on the exchange rate at the date of acquisition.
(2)	Represents currently vacant land which is not included in our operating property count.
(3)	MetCenter Business Park consists of three buildings at 8201 E. Riverside Drive and three buildings at 7401 E. Ben White Boulevard in the Austin metropolitan area. MetCenter Business Park is considered one property for our property count.
(4)	Acquisition of a partially-built data center in Groningen, Netherlands for a purchase price of $3.9 million. We paid an additional $2.6 million in October 2013 upon completion of construction by the tenant, with the final payment of $1.4 million made in December 2013.
(5)	In connection with the acquisition, we assumed a $26.4 million secured mortgage loan.
(6)	Convergence Business Park is comprised of nine buildings along with undeveloped land. It is considered one property for our property count.
(7)	9333, 9355, 9377 Grand Avenue is comprised of three buildings. It is considered one property for our property count.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

(8)	In connection with the acquisition, we assumed a $6.7 million secured mortgage loan.
(9)	On July 11, 2012, we completed the acquisition of a three-property data center portfolio, totaling approximately 733,000 square feet, located in the greater London area, referred to as the Sentrum Portfolio. The purchase price was £734.6 million (equivalent to approximately $1.1 billion based on the July 11, 2012 exchange rate of £1.00 to $1.55). In addition, non-cash consideration of £56.5 million (or $87.6 million based on the July 11, 2012 exchange rate of £1.00 to $1.55) was recorded as the expected fair value of contingent consideration as required by prevailing accounting guidance. There was also a non-cash purchase adjustment related to deferred taxes, which amounted to £68.6 million (or $106.3 million based on the July 11, 2012 exchange rate of £1.00 to $1.55). The purchase price was paid in cash funded with proceeds from our common stock offering in July 2012 along with borrowings under our global revolving credit facility.
(10)	The Paris Portfolio consists of 1 Rue Jean-Pierre, 127 Rue de Paris and Liet-dit le Christ de Saclay located in the Paris metropolitan area. The Paris Portfolio is considered three properties for our property count.

The table below reflects the purchase price allocation for the properties acquired in 2013 (in thousands):

Location	Investments in Real Estate	Above-Market Lease	In-Place Lease	Below-Market Lease	Debt Premium	Acquisition Date Fair-Value
17201 Waterview Parkway	$8,479	$—	$2,108	$(2,087)	$—	$8,500
1900 S. Price Road	22,354	—	1,646	—	—	24,000
371 Gough Road	8,072	12	351	—	—	8,435
1500 Towerview Road	30,244	—	6,756	—	—	37,000
CarTech	3,599	—	—	—	—	3,599
MetCenter Business Park	28,918	191	4,840	(2,049)	—	31,900
Liverpoolweg 10	3,855	—	—	—	—	3,855
Saito Industrial Park	9,649	—	—	—	—	9,649
Principal Park	19,253	—	—	—	—	19,253
De President, Hoofddorp	6,737	—	—	—	—	6,737
636 Pierce Street	33,425	—	5,110	(1,645)	(1,640)	35,250

Total	$174,585	$203	$20,811	$(5,781)	$(1,640)	$188,178

Weighted average remaining intangible amortization life (in months)		32	108	98	112

Operating revenues of $10.3 million and operating income of $2.6 million from the properties acquired in 2013 are included in the consolidated income statement for the year ended December 31, 2013.

The unaudited pro forma operating revenues and operating income of the Company, including the properties acquired in 2013 as if they had been acquired on January 1, 2012, are as follows:

	Year ended
	Operating Revenues	Operating Income
	(in millions)
Supplemental pro forma for the periods ended December 31, 2013(1)	$1,489.2	$385.5
Supplemental pro forma for the periods ended December 31, 2012(1)	1,296.3	371.7

(1)	These unaudited pro forma results do not purport to be indicative of what operating results would have been had the acquisitions occurred on January 1, 2012, and may not be indicative of future operating results.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

4. Investment in Unconsolidated Joint Ventures

As of December 31, 2013, our investment in unconsolidated joint ventures consists of effective 50% interests in joint ventures that own a data center property at 2001 Sixth Avenue in Seattle, Washington, a data center property at 2020 Fifth Avenue in Seattle, Washington and a development property at 33 Chun Choi Street in Hong Kong, and a 20% interest in a joint venture with an investment fund managed by Prudential Real Estate Investors (PREI®). The following tables present summarized financial information for the joint ventures for the years ended December 31, 2013, 2012, and 2011 (in thousands):

2013	% Ownership	Net Investment in Properties	Total Assets	Mortgage Loans	Total Liabilities	Equity / (Deficit)	Revenues	Property Operating Expense	Net Operating Income	Net Income (Loss)
Unconsolidated Joint Ventures
2001 Sixth Avenue	50.00%	$33,980	$39,674	$105,953	$111,943	$(72,269)	$37,625	$(11,981)	$25,644	$12,346
700/750 Central Expressway	50.00%	—	—	—	—	—	55	(1)	54	58
2020 Fifth Avenue	50.00%	47,901	53,389	47,000	47,525	5,864	7,513	(522)	6,991	5,756
33 Chun Choi Street (Hong Kong)	50.00%	102,428	122,890	—	8,382	114,508	—	(44)	(44)	(150)
PREI ®	20.00%	400,528	460,062	185,000	276,212	183,850	9,577	(4,479)	5,098	2,641

Total Unconsolidated Joint Ventures		$584,837	$676,015	$337,953	$444,062	$231,953	$54,770	$(17,027)	$37,743	$20,651

Our investment in and share of equity in earnings of unconsolidated joint ventures						$70,504				$9,796

2012	% Ownership	Net Investment in Properties	Total Assets	Mortgage Loans	Total Liabilities	Equity / (Deficit)	Revenues	Property Operating Expense	Net Operating Income	Net Income (Loss)
Unconsolidated Joint Ventures
2001 Sixth Avenue	50.00%	$33,397	$40,340	$107,294	$113,207	$(72,867)	$35,031	$(10,266)	$24,765	$11,823
700/750 Central Expressway	50.00%	—	879	—	496	383	1,798	(582)	1,216	4,389
2020 Fifth Avenue	50.00%	46,339	47,680	—	1,543	46,137	—	(38)	(38)	(38)
33 Chun Choi Street (Hong Kong)	50.00%	33,144	72,391	—	953	71,438	—	(24)	(24)	(44)

Total Unconsolidated Joint Ventures		$112,880	$161,290	$107,294	$116,199	$45,091	$36,829	$(10,910)	$25,919	$16,130

Our investment in and share of equity in earnings of unconsolidated joint ventures						$66,634				$8,135

2011	% Ownership	Net Investment in Properties	Total Assets	Mortgage Loans	Total Liabilities	Equity / (Deficit)	Revenues	Property Operating Expense	Net Operating Income	Net Income (Loss)
Unconsolidated Joint Ventures
2001 Sixth Avenue	50.00%	$34,512	$42,096	$108,532	$114,284	$(72,188)	$32,716	$(9,592)	$23,124	$9,822
700/750 Central Expressway	50.00%	43,086	52,352	25,000	38,830	13,522	4,776	(1,053)	3,723	(677)
2020 Fifth Avenue	16.40%	26,645	28,439	—	1,044	27,395	37	(49)	(12)	(12)

Total Unconsolidated Joint Ventures		$104,243	$122,887	$133,532	$154,158	$(31,271)	$37,529	$(10,694)	$26,835	$9,133

Our investment in and share of equity in earnings of unconsolidated joint ventures						$23,976				$4,952

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

Our investment in the 2001 Sixth Avenue joint venture included in our consolidated balance sheet exceeds our equity presented in the joint venture’s balance sheet since our purchase accounting adjustments are not pushed down to the joint venture.

In March 2012, we entered into a joint venture with Savvis, Inc., a CenturyLink company. On June 26, 2012, this unconsolidated joint venture acquired a 164,000 square foot property in Hong Kong. The property is located at 33 Chun Choi Street in Hong Kong. As of December 31, 2013, we have contributed approximately $57.4 million to this joint venture.

PREI ® Joint Venture

On September 27, 2013, we formed a joint venture with an investment fund managed by Prudential Real Estate Investors (PREI®). We contributed nine Powered Base Building® data centers valued at approximately $366.4 million plus 20% of $2.8 million of closing costs. The PREI®-managed fund contributed cash equal to their 80% interest in the joint venture assets at fair value and we retained a 20% interest. The joint venture is structured to provide a current annual preferred return from cash flow first to the PREI®-managed interest, then to our interest, after which a portion of any excess cash flows is shared by the partners based on their respective interests and the remaining portion is paid to us as a promote interest. We perform the day-to-day accounting and property management functions for the joint venture and, as such, will earn a management fee. Although we are the managing member of the joint venture and manage the day-to-day activities, all significant decisions, including approval of annual budgets, require approval of the PREI-managed member. Thus, we concluded we do not own a controlling interest and will account for our interest in the joint venture as an equity method investment.

The joint venture has arranged a $185.0 million five-year unsecured bank loan at LIBOR plus 180 basis points, representing a loan-to-value ratio of approximately 50%. Proceeds from the debt offset the contribution amounts required of the partners. The transaction generated approximately $328.6 million of net proceeds to us, comprised of our share of the initial draw-down on the bank loan in addition to the PREI® fund’s equity contribution, less our share of closing costs and accordingly we recognized a gain of approximately $115.6 million on the sale of the 80% interest in the nine properties during the year ended December 31, 2013.

The operations of properties that we contributed to the joint venture are not recorded as discontinued operations because of our continuing involvement with these investment properties. Differences between the Company’s investment in the joint venture and the amount of the underlying equity in net assets of the joint venture are due to basis differences resulting from the Company’s equity investment recorded at its historical basis versus the fair value of the Company’s contributed interest in the joint venture. Our proportionate share of the earnings or losses related to this unconsolidated joint venture is reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated income statements.

The table below presents properties contributed to the PREI® joint venture at their fair value as of the contribution date (dollars in thousands).

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

As properties are contributed to the joint venture with PREI®, the net assets are removed from the consolidated financial statements. The table below reflects the carrying values of properties contributed to the joint venture as of the contribution date (in thousands).

Net investment in properties	$181,032
Acquired above market leases, net	1,207
Acquired in place lease value and deferred leasing costs, net	11,459
Acquired below market leases, net	(483)

Net assets contributed	$193,215

We amortize the difference between the cost of our investment in the joint venture with PREI® and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was approximately $0.1 million for the year ended December 31, 2031.

5. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (acquired in place lease value and acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of December 31, 2013 and December 31, 2012.

	Balance as of
(Amounts in thousands)	December 31, 2013	December 31, 2012
Acquired in place lease value:
Gross amount	$725,458	$720,373
Accumulated amortization	(423,549)	(367,088)

Net	$301,909	$353,285

Acquired above market leases:
Gross amount	$132,750	$134,480
Accumulated amortization	(80,486)	(69,425)

Net	$52,264	$65,055

Acquired below market leases:
Gross amount	$291,638	$285,509
Accumulated amortization	(161,369)	(137,276)

Net	$130,269	$148,233

Amortization of acquired below-market lease value, net of acquired above-market lease value, resulted in an increase to rental revenues of $11.7 million and $10.3 million for the years ended December 31, 2013 and 2012, respectively. The expected average remaining lives for acquired below market leases and acquired above market leases is 6.5 years and 4.5 years, respectively, as of December 31, 2013. Estimated annual amortization of

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

acquired below-market lease value, net of acquired above-market lease value, for each of the five succeeding years and thereafter, commencing January 1, 2014 is as follows:

(Amounts in thousands)
2014	$10,094
2015	9,036
2016	7,726
2017	6,229
2018	3,114
Thereafter	41,806

Total	$78,005

Amortization of acquired in place lease value (a component of depreciation and amortization expense) was $62.7 million and $54.0 million for the years ended December 31, 2013 and 2012, respectively. The expected average amortization period for acquired in place lease value is 6.6 years as of December 31, 2013. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 5.1 years as of December 31, 2013. Estimated annual amortization of acquired in place lease value for each of the five succeeding years and thereafter, commencing January 1, 2014 is as follows:

(Amounts in thousands)
2014	$54,900
2015	44,495
2016	41,381
2017	28,566
2018	26,300
Thereafter	106,267

Total	$301,909

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

December 31, 2013 and 2012

The Company is also the guarantor of the Operating Partnership’s and its subsidiary borrowers’ obligations under the global revolving credit facility and unsecured term loan.

7. Debt of the Operating Partnership

A summary of outstanding indebtedness of the Operating Partnership as of December 31, 2013 and 2012 is as follows (in thousands):

Indebtedness	Interest Rate at December 31, 2013		Maturity Date		Principal Outstanding December 31, 2013		Principal Outstanding December 31, 2012
Global revolving credit facility	Various	(1)	Nov. 3, 2017		$724,668	(2)	$723,729	(2)

Unsecured term loan	Various	(3)(9)	Apr. 16, 2017		$1,020,984	(4)	$757,839	(4)

Unsecured senior notes:
Prudential Shelf Facility:
Series B	9.320%		Nov. 5, 2013		—	(13)	33,000
Series C	9.680%		Jan. 6, 2016		25,000		25,000
Series D	4.570%		Jan. 20, 2015		50,000		50,000
Series E	5.730%		Jan. 20, 2017		50,000		50,000
Series F	4.500%		Feb. 3, 2015		17,000		17,000

Total Prudential Shelf Facility					142,000		175,000
Senior Notes:
4.50% notes due 2015	4.500%		Jul. 15, 2015		375,000		375,000
5.875% notes due 2020	5.875%		Feb. 1, 2020		500,000		500,000
5.25% notes due 2021	5.250%		Mar. 15, 2021		400,000		400,000
3.625% notes due 2022	3.625%		Oct. 1, 2022		300,000		300,000
4.25% notes due 2025	4.250%		Jan. 17, 2025		662,280	(10)	—
Unamortized discounts					(15,048)		(11,779)

Total senior notes, net of discount					2,222,232		1,563,221

Total unsecured senior notes, net of discount					2,364,232		1,738,221

Exchangeable senior debentures:
5.50% exchangeable senior debentures due 2029	5.500%		Apr. 15, 2029	(5)	266,400		266,400

Total exchangeable senior debentures					266,400		266,400

Mortgage loans:
Secured Term Debt(6)(7)	5.65%		Nov. 11, 2014		132,966		135,991
200 Paul Avenue(7)	5.74%		Oct. 8, 2015		70,713		72,646
Mundells Roundabout	3-month GBP LIBOR + 1.20	%(9)	Nov. 30, 2013		—	(13)	69,612	(10)
2045 & 2055 LaFayette Street(7)	5.93%		Feb. 6, 2017		63,623		64,621
34551 Ardenwood Boulevard 1-4(7)	5.95%		Nov. 11, 2016		52,152		52,916

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

Indebtedness	Interest Rate at December 31, 2013		Maturity Date	Principal Outstanding December 31, 2013		Principal Outstanding December 31, 2012
1100 Space Park Drive(7)	5.89%		Dec. 11, 2016	52,115		52,889
600 West Seventh Street	5.80%		Mar. 15, 2016	49,548		51,174
150 South First Street(7)	6.30%		Feb. 6, 2017	50,097		50,830
360 Spear Street(7)	6.32%		Nov. 8, 2013	—	(13)	46,613
Clonshaugh Industrial Estate II(8)	3-month EURIBOR + 4.50%		Sep. 4, 2014	—	(13)	39,579	(11)
2334 Lundy Place(7)	5.96%		Nov. 11, 2016	37,930		38,486
1500 Space Park Drive(7)	6.15%		Oct. 5, 2013	—	(13)	35,682
Cressex 1(12)	5.68%		Oct. 16, 2014	28,583	(10)	28,560	(10)
636 Pierce Street	5.27%		Apr. 15, 2023	26,327		—
Paul van Vlissingenstraat 16	3-month EURIBOR + 1.60	%(9)	Jul. 18, 2013	—	(13)	13,336	(11)
Chemin de l’Epinglier 2	3-month EURIBOR + 1.50	%(9)	Jul. 18, 2013	—	(13)	9,649	(11)
Gyroscoopweg 2E-2F	3-month EURIBOR + 1.50	%(9)	Oct. 18, 2013	—	(13)	8,492	(11)
Manchester Technopark(12)	5.68%		Oct. 16, 2014	8,695	(10)	8,688	(10)
8025 North Interstate 35	4.09%		Mar. 6, 2016	6,314		6,561
731 East Trade Street	8.22%		Jul. 1, 2020	4,186		4,509
Unamortized net premiums				2,359		1,542

Total mortgage loans, net of premiums				585,608		792,376

Total indebtedness				$4,961,892		$4,278,565

(1)	The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin of 110 basis points, which is based on the credit rating of our long-term debt. An annual facility fee of 20 basis points, which is based on the credit rating of our long-term debt, is due and payable quarterly on the total commitment amount of the facility. Two six-month extensions are available, which we may exercise if certain conditions are met.
2)	Balances as of December 31, 2013 and December 31, 2012 are as follows (balances, in thousands):

Denomination of Draw	Balance as of December 31, 2013		Weighted-average interest rate	Balance as of December 31, 2012		Weighted-average interest rate
Floating Rate Borrowing(a)
U.S. dollar ($)	$466,000		1.27%	$35,000		1.47%
British pound sterling (£)	—		—	433,195	(d)	1.75%
Euro (€)	78,335	(c)	1.33%	87,074	(d)	1.36%
Singapore dollar (SGD)	—		—	26,191	(d)	1.56%
Australian dollar (AUD)	67,212	(c)	3.70%	93,754	(d)	4.42%
Hong Kong dollar (HKD)	57,390	(c)	1.31%	34,515	(d)	1.53%
Japanese yen (JPY)	12,858	(c)	1.21%	—		—
Canadian dollar (CAD)	14,873	(c)	2.32%	—		—

Total	$696,668		1.53%	$709,729		2.02%

Base Rate Borrowing(b)
U.S. dollar ($)	$28,000		3.35%	$14,000		3.50%

Total borrowings	$724,668		1.60%	$723,729		2.05%

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

(a)	The interest rates for floating rate borrowings under the global revolving credit facility equal the applicable index plus a margin of 110 basis points and 125 basis points as of December 31, 2013 and 2012, respectively, which are based on the credit rating of our long-term debt.
(b)	The interest rates for base rate borrowings under the global revolving credit facility equal the U.S. Prime Rate plus a margin of 10 basis points and 25 basis points as of December 31, 2013 and 2012, respectively, which are based on the credit rating of our long-term debt.
(c)	Based on exchange rates of $1.37 to €1.00, $0.89 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY and $0.94 to 1.00 CAD, respectively, as of December 31, 2013.
(d)	Based on exchange rates of $1.63 to £1.00, $1.32 to €1.00, $0.82 to 1.00 SGD, $1.04 to 1.00 AUD and $0.13 to 1.00 HKD, respectively, as of December 31, 2012.
(3)	Interest rates are based on our senior unsecured debt ratings and are 120 basis points and 145 basis points over the applicable index for floating rate advances as of December 31, 2013 and 2012, respectively. Two six-month extensions are available, which we may exercise if certain conditions are met.
(4)	Balances as of December 31, 2013 and December 31, 2012 are as follows (balances, in thousands):

Denomination of Draw	Balance as of December 31, 2013		Weighted-average interest rate		Balance as of December 31, 2012		Weighted-average interest rate
U.S. dollar ($)	$410,905		1.37	%(b)	$410,905		1.66	%(d)
Singapore dollar (SGD)	180,918	(a)	1.40	%(b)	155,098	(c)	1.77	%(d)
British pound sterling (£)	200,216	(a)	1.72%		91,191	(c)	1.94%
Euro (€)	136,743	(a)	1.43%		65,305	(c)	1.56%
Australian dollar (AUD)	92,202	(a)	3.78%		35,340	(c)	4.57%

Total	$1,020,984		1.67	%(b)	$757,839		1.84	%(d)

(a)	Based on exchange rates of $0.79 to 1.00 SGD, $1.66 to £1.00, $1.37 to €1.00 and $0.89 to 1.00 AUD, respectively, as of December 31, 2013.
(b)	As of December 31, 2013, the weighted-average interest rate reflecting interest rate swaps was 1.92% (U.S. dollar), 2.00% (Singapore dollar) and 2.00% (Total). See Note [14] for further discussion on interest rate swaps.
(c)	Based on exchange rates of $0.82 to 1.00 SGD, $1.63 to £1.00, $1.32 to €1.00 and $1.04 to 1.00 AUD, respectively, as of December 31, 2012.
(d)	As of December 31, 2012, the weighted-average interest rate reflecting interest rate swaps was 2.17% (U.S. dollar), 2.38% (Singapore dollar) and 2.24% (Total). See Note [14] for further discussion on interest rate swaps.
(5)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of April 15, 2014, April 15, 2019 and April 15, 2024. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on April 18, 2014.
(6)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.
(7)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.
(8)	The Operating Partnership or its subsidiary provides a limited recourse guarantee with respect to this loan.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

(9)	We have entered into interest rate swap agreements as a cash flow hedge for interest generated by these US LIBOR, EURIBOR and GBP LIBOR based loans as well as the U.S. Dollar and Singapore Dollar tranches of the unsecured term loan. See note 14 for further information.
(10)	Based on exchange rate of $1.66 to £1.00 as of December 31, 2013 and $1.63 to £1.00 as of December 31, 2012.
(11)	Based on exchange rate of $1.37 to €1.00 as of December 31, 2013 and $1.32 to €1.00 as of December 31, 2012.
(12)	These loans are also secured by a £7.8 million letter of credit. These loans are cross-collateralized by the two properties.
(13)	These loans were repaid in full in 2013: Clonshaugh Industrial Estate II (June 2013), 1500 Space Park Drive (July 2013), Paul van Vlissingenstraat 16 (July 2013), Chemin de l’Epinglier 2 (July 2013), Mundells Roundabout (October 2013), Gyroscoopweg 2E-2F (October 2013) and 360 Spear Street (November 2013). Net loss from early extinguishment of debt related to write-off of unamortized deferred loan costs and swap breakage fees amounted to $1.8 million for the year ended December 31, 2013.

Global Revolving Credit Facility

On August 15, 2013, the Operating Partnership refinanced its revolving credit facility, which we refer to as the global revolving credit facility, increasing its total borrowing capacity to $2.0 billion from $1.8 billion. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to $2.55 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on November 3, 2017, with two six-month extension options. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit rating of our long-term debt and is currently 110 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit rating of our long-term debt and currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling, Swiss franc, Japanese yen and Mexican peso denominations. As of December 31, 2013, borrowings under the global revolving credit facility bore interest at an overall blended rate of 1.60% comprised of 1.27% (U.S. dollars), 1.33% (Euros), 3.70% (Australian dollars), 1.31% (Hong Kong dollars), 1.21% (Japanese yen) and 2.32% (Canadian dollars). The interest rates are based on 1-month LIBOR, 1-month EURIBOR, 1-month BBR, 1-month HIBOR, 1-month JPY LIBOR and 1-month CDOR, respectively, plus a margin of 1.10%. The facility also bore a base borrowing rate of 3.35% (USD) which is based on U.S. Prime Rate plus a margin of 0.10%. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and to provide for working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or preferred equity securities. As of December 31, 2013, we have capitalized approximately $17.9 million of financing costs related to the global revolving credit facility. As of December 31, 2013, approximately $724.7 million was drawn under this facility and $20.6 million of letters of credit were issued.

The global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of December 31, 2013, we were in compliance with all of such covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

Unsecured Term Loan

On August 15, 2013, we refinanced the senior unsecured multi-currency term loan facility, increasing its total borrowing capacity to $1.0 billion from $750.0 million, and pursuant to the accordion feature total commitments can be increased up to $1.1 billion, subject to the receipt of lender commitments and other conditions precedent. The facility matures on April 16, 2017, with two six-month extension options. Interest rates are based on our senior unsecured debt ratings and are currently 120 basis points over the applicable index for floating rate advances. Funds may be drawn in U.S, Singapore and Australian dollars, as well as Euro and British pound sterling denominations with the option to add Hong Kong dollars and Japanese yen upon an accordion exercise. Based on exchange rates in effect at December 31, 2013, the balance outstanding is approximately $1,021.0 million. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under this loan are consistent with our global revolving credit facility and, as of December 31, 2013, we were in compliance with all of such covenants. As of December 31, 2013, we have capitalized approximately $8.4 million of financing costs related to the unsecured term loan.

Unsecured Senior Notes

Prudential Shelf Facility

On January 20, 2010, the Operating Partnership closed the sale of $100.0 million aggregate principal amount of its senior unsecured term notes to Prudential Investment Management, Inc. and certain of its affiliates, or, collectively, Prudential, pursuant to a Note Purchase and Private Shelf Agreement, which we refer to as the Prudential shelf facility. The notes were issued in two series referred to as the series D and series E notes. The series D notes have a principal amount of $50.0 million, an interest-only rate of 4.57% per annum and a five-year maturity, and the series E notes have a principal amount of $50.0 million, an interest-only rate of 5.73% per annum and a seven-year maturity. On February 3, 2010, the Operating Partnership closed the sale of an additional $17.0 million aggregate principal amount of its senior unsecured term notes, which we refer to as the series F notes, to Prudential pursuant to the Prudential shelf facility. The series F notes have an interest-only rate of 4.50% per annum and a five-year maturity. We used the proceeds of the series D, series E and series F notes to fund acquisitions, to temporarily repay borrowings under our corporate revolving credit facility, to fund working capital and for general corporate purposes. The sale of the series A ($25.0 million), series B ($33.0 million) and series C ($25.0 million) were completed in July 2008, November 2008 and January 2009, respectively. We may prepay the notes of any series, in whole or in part, at any time at a price equal to the principal amount and accrued interest of the notes being prepaid, plus a make-whole provision. On December 8, 2010, the Operating Partnership and Prudential entered into an amendment to the Note Purchase and Private Shelf Agreement, increasing the capacity of the Prudential shelf facility from $200.0 million to $250.0 million. Our ability to make additional issuances of notes under the Prudential shelf facility expired on July 24, 2011, with $50.0 million remaining unissued under the shelf facility. On July 25, 2011, we repaid the $25.0 million of 7.0% Series A unsecured notes under the Prudential shelf facility at maturity. On November 5, 2013, we repaid the $33.0 million of 9.32% Series B unsecured notes under the Prudential shelf facility at maturity. As of December 31, 2013 and 2012, there was $142.0 million and $175.0 million of unsecured senior notes outstanding, respectively.

On August 15, 2013, concurrent with the refinancing of the global revolving credit facility, the Operating Partnership and Digital Realty Trust, Inc. and the other subsidiary guarantors set forth therein entered into Amendment No.1 to the Amended and Restated Note Purchase and Private Shelf Agreement with Prudential to conform the restrictive and financial covenants of the original Prudential shelf facility that apply to the outstanding Series B, C, D, E and F Notes under the Prudential shelf facility to those in the global revolving

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

credit facility described above and, subject to the completion of specified conditions, to authorize the potential issuance and sale of up to $50.0 million of additional senior unsecured fixed-rate term notes. The Prudential shelf facility contains restrictive covenants that are identical to those in our global revolving credit facility.

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

The indenture governing the 2015 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2013, we were in compliance with each of these financial covenants.

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

The indenture governing the 2020 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2013, we were in compliance with each of these financial covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

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

The indenture governing the 2021 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2013, we were in compliance with each of these financial covenants.

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

The indenture governing the 2022 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2013, we were in compliance with each of these financial covenants.

4.250% Notes due 2025

On January 18, 2013, Digital Stout Holding, LLC, a wholly-owned subsidiary of the Operating Partnership, issued £400.0 million (or approximately $634.8 million based on the exchange rate of £1.00 to $1.59 on

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

January 18, 2013) aggregate principal amount of its 4.250% Guaranteed Notes due 2025, or the 2025 Notes. The 2025 Notes are senior unsecured obligations of Digital Stout Holding, LLC and are fully and unconditionally guaranteed by the Company and the Operating Partnership. Interest on the 2025 Notes is payable semiannually in arrears at a rate of 4.250% per annum. The net proceeds from the offering after deducting the original issue discount of approximately $4.8 million and underwriting commissions and estimated expenses of approximately $5.8 million was approximately $624.2 million. We used the net proceeds from this offering to temporarily repay borrowings under our global revolving credit facility. The 2025 Notes have been reflected net of discount in the consolidated balance sheet. The indenture governing the 2025 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of the unsecured debt. At December 31, 2013, we were in compliance with all of such covenants.

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

Interest is payable on October 15 and April 15 of each year beginning October 15, 2009 until the maturity date of April 15, 2029. The 2029 Debentures bear interest at 5.50% per annum and may be exchanged for shares of Digital Realty Trust, Inc. common stock at an exchange rate that was initially 23.2558 shares per $1,000 principal amount of 2029 Debentures. The exchange rate on the 2029 Debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on Digital Realty Trust, Inc. common stock in excess of $0.33 per share per quarter (the “reference dividend”). Effective December 11, 2013, the exchange rate has been adjusted to 25.5490 shares per $1,000 principal amount of 2029 Debentures as a result of the aggregate dividends in excess of the reference dividend that Digital Realty Trust, Inc. declared and paid on its common stock beginning with the quarter ended September 30, 2013 and through the quarter ended December 31, 2013. Due to the fact that the exchange feature for the 2029 Debentures must be settled in the common stock of Digital Realty Trust, Inc., accounting guidance on convertible debt instruments that requires the principal amount to be settled in cash upon conversion does not apply.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

The table below summarizes our debt maturities and principal payments as of December 31, 2013 (in thousands):

	Global Revolving Credit Facility(1)	Unsecured Term Loan(1)	Prudential Shelf Facility	Senior Notes	Exchangeable Senior Debentures(2)	Mortgage Loans(3)	Total Debt
2014	$—	$—	$—	$—	$266,400	$180,464	$446,864
2015	—	—	67,000	375,000	—	77,432	519,432
2016	—	—	25,000	—	—	194,023	219,023
2017	724,668	1,020,984	50,000	—	—	110,550	1,906,202
2018	—	—	—	—	—	3,047	3,047
Thereafter	—	—	—	1,862,280	—	17,733	1,880,013

Subtotal	$724,668	$1,020,984	$142,000	$2,237,280	$266,400	$583,249	$4,974,581
Unamortized discount	—	—	—	(15,048)	—	—	(15,048)
Unamortized premium	—	—	—	—	—	2,359	2,359

Total	$724,668	$1,020,984	$142,000	$2,222,232	$266,400	$585,608	$4,961,892

(1)	Subject to two six-month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility and the unsecured term loan, as applicable.
(2)	Assumes maturity of the 2029 Debentures at their first redemption date in April 2014.
(3)	Our mortgage loans are generally non-recourse to us, subject to carve-outs for specified actions by us or specified undisclosed environmental liabilities. As of December 31, 2013, we provided partial letter of credit support with respect to approximately $37.3 million of the outstanding mortgage indebtedness (based on exchange rates as of December 31, 2013).

8. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2013	2012	2011
Net income available to common stockholders	$271,583	$171,662	$130,868

Weighted average shares outstanding—basic	127,941,134	115,717,667	98,405,375
Potentially dilutive common shares:
Stock options	61,375	72,818	187,834
Class C Units (2007 Grant)	—	—	15,050
Unvested incentive units	125,132	216,092	190,771
Excess exchange value of the 2026 Debentures	—	—	370,719

Weighted average shares outstanding—diluted	128,127,641	116,006,577	99,169,749

Income per share:
Basic	$2.12	$1.48	$1.33

Diluted	$2.12	$1.48	$1.32

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

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

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Year Ended December 31,
	2013	2012	2011
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	2,521,400	4,143,713	4,647,629
Potentially dilutive 2029 Debentures	6,649,510	6,486,358	6,328,234
Potentially dilutive Series C Cumulative Convertible Preferred Stock	—	814,063	3,016,780
Potentially dilutive Series D Cumulative Convertible Preferred Stock	470,748	4,016,560	6,242,257
Potentially dilutive Series E Cumulative Redeemable Preferred Stock	5,176,886	4,122,752	1,311,310
Potentially dilutive Series F Cumulative Redeemable Preferred Stock	3,283,169	1,304,940	—
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	3,898,376	—	—

	22,000,089	20,888,386	21,546,210

9. Income per Unit

The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Year Ended December 31,
	2013	2012	2011
Net income available to common unitholders	$276,949	$177,819	$137,053

Weighted average units outstanding—basic	130,462,534	119,861,380	103,053,004
Potentially dilutive common units:
Stock options	61,375	72,818	187,834
Class C Units (2007 Grant)	—	—	15,050
Unvested incentive units	125,132	216,092	190,771
Excess exchange value of the 2026 Debentures	—	—	370,719

Weighted average units outstanding—diluted	130,649,041	120,150,290	103,817,378

Income per unit:
Basic	$2.12	$1.48	$1.33

Diluted	$2.12	$1.48	$1.32

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

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

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Year Ended December 31,
	2013	2012	2011
Potentially dilutive 2029 Debentures	6,649,510	6,486,358	6,328,234
Potentially dilutive Series C Cumulative Convertible Preferred Units	—	814,063	3,016,780
Potentially dilutive Series D Cumulative Convertible Preferred Units	470,748	4,016,560	6,242,257
Potentially dilutive Series E Cumulative Redeemable Preferred Units	5,176,886	4,122,752	1,311,310
Potentially dilutive Series F Cumulative Redeemable Preferred Units	3,283,169	1,304,940	—
Potentially dilutive Series G Cumulative Redeemable Preferred Units	3,898,376	—	—

	19,478,689	16,744,673	16,898,581

10. Income Taxes

Digital Realty Trust, Inc. (the Parent Company) has elected to be taxed as a REIT and believes that it has complied with the REIT requirements of the Code. As a REIT, the Parent Company is generally not subject to corporate level federal income taxes on taxable income to the extent it is currently distributed to its stockholders. Since inception, the Parent Company has distributed at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2013. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the years ended December 31, 2013, 2012 and 2011.

We have elected taxable REIT subsidiary (TRS) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs and hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the years ended December 31, 2013, 2012 and 2011.

For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, we had a net deferred tax liability of approximately $146.6 million primarily related to our foreign properties, comprised of a $110.4 million deferred tax asset, net of a $257.0 million deferred tax liability. The majority of our net deferred tax liability relates to differences between tax and book basis of the assets acquired in the Sentrum Portfolio acquisition during 2012. In July 2013, we made certain immaterial measurement period adjustments to the provisional amounts initially recorded for the net deferred tax liability recorded as part of the Sentrum acquisition, which closed in July 2012.

11. Equity and Accumulated Other Comprehensive Loss, Net

(a) Equity Distribution Agreements

On June 29, 2011, Digital Realty Trust, Inc. entered into new equity distribution agreements, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it could issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. For the year ended December 31, 2012, Digital Realty Trust, Inc. generated net proceeds of approximately $62.7 million from the issuance of approximately 1.0 million common shares under the 2011 Equity Distribution Agreements at an average price of $66.19 per share after payment of approximately $0.6 million of commissions to the sales agents and before offering expenses. For the year ended December 31, 2011, Digital Realty Trust, Inc. generated net proceeds of approximately $280.0 million from the issuance of approximately 4.8 million common shares under the 2011 Equity Distribution Agreements at an average price of $59.17 per share after payment of approximately $2.8 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the year ended December 31, 2013. As of December 31, 2013, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

Effective February 26, 2013, Digital Realty Trust, Inc. converted all outstanding shares of its series D preferred stock into shares of its common stock in accordance with the terms of the series D preferred stock. Each share of series D preferred stock was converted into 0.6360 share of Digital Realty Trust, Inc. common stock. Digital Realty Trust, Inc. converted 4,802,180 shares of its series D preferred stock into 3,054,186 shares of Digital Realty Trust, Inc.’s common stock. In connection with this conversion, the Operating Partnership issued 3,054,186 common units to Digital Realty Trust, Inc. upon conversion of 4,802,180 series D cumulative convertible preferred units. During the years ended December 31, 2013 and 2012, the Operating Partnership issued 3,139,615 and 1,297,675 common units, respectively, to Digital Realty Trust, Inc. upon conversion of 4,936,505 and 2,040,550 series D cumulative convertible preferred units in connection with the conversion of 4,936,505 and 2,040,550 shares of the series D preferred stock, respectively.

(c) Redeemable Preferred Stock

7.000% Series E Cumulative Redeemable Preferred Stock

On September 15, 2011, Digital Realty Trust, Inc. issued 11,500,000 shares of its 7.000% series E cumulative redeemable preferred stock, or the series E preferred stock, for net proceeds of $277.2 million, after deducting underwriting discounts and commissions and offering expenses. Dividends are cumulative on the series E preferred stock from the date of original issuance in the amount of $1.750 per share each year, which is equivalent to 7.000% of the $25.00 liquidation preference per share. Dividends on the series E preferred stock are payable quarterly in arrears. The first dividend paid on the series E preferred stock on December 30, 2011 was a pro rata dividend from and including the original issue date to and including December 31, 2011 in the amount of $0.515278 per share. The series E preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series E preferred stock will rank senior to Digital Realty Trust, Inc. common stock with respect to the payment of distributions and other amounts and rank on parity with Digital Realty Trust, Inc. series F cumulative redeemable and series G cumulative redeemable preferred stock. Digital Realty Trust, Inc. is not allowed to redeem the series E preferred stock before September 15, 2016, except in limited circumstances to preserve its status as a REIT and upon specified change of control transactions. On or after September 15, 2016, Digital Realty Trust, Inc. may, at its option, redeem the series E preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series E preferred stock up to but excluding the redemption date. Holders of the series E preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depository Receipts, or ADRs, representing such securities) is listed on the New York Stock Exchange, the NYSE Amex Equities or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of series E preferred stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the series E preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the series E preferred stock) to convert some or all of the series E preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of series E preferred stock to be converted equal to the lesser of:

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

December 31, 2013 and 2012

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

6.625% Series F Cumulative Redeemable Preferred Stock

On April 5, 2012 and April 18, 2012, Digital Realty Trust, Inc. issued an aggregate of 7,300,000 shares of its 6.625% series F cumulative redeemable preferred stock, or the series F preferred stock, for net proceeds of $176.2 million, after deducting underwriting discounts and commissions and offering expenses. Dividends are cumulative on the series F preferred stock from the date of original issuance in the amount of $1.65625 per share each year, which is equivalent to 6.625% of the $25.00 liquidation preference per share. Dividends on the series F preferred stock are payable quarterly in arrears. The first dividend paid on the series F preferred stock on June 29, 2012 was a pro rata dividend from and including the original issue date to and including June 30, 2012 in the amount of $0.395660 per share. The series F preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series F preferred stock will rank senior to Digital Realty Trust, Inc. common stock with respect to the payment of distributions and other amounts and rank on parity with Digital Realty Trust, Inc. series E cumulative redeemable and series G cumulative redeemable preferred stock. Digital Realty Trust, Inc. is not allowed to redeem the series F preferred stock before April 5, 2017, except in limited circumstances to preserve its status as a REIT. On or after April 5, 2017, Digital Realty Trust, Inc. may, at its option, redeem the series F preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series F preferred stock up to but excluding the redemption date. Holders of the series F preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or ADRs representing such securities) is listed on the New York Stock Exchange, the NYSE Amex Equities or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of series F preferred stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the series F preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the series F preferred stock) to convert some or all of the series F preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of series F preferred stock to be converted equal to the lesser of:

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

December 31, 2013 and 2012

subject, in each case, to provisions for the receipt of alternative consideration as described in the Articles Supplementary governing the series F preferred stock. Except in connection with specified change of control transactions, the series F preferred stock is not convertible into or exchangeable for any other property or securities of Digital Realty Trust, Inc.

5.875% Series G Cumulative Redeemable Preferred Stock

On April 9, 2013, Digital Realty Trust, Inc. issued an aggregate of 10,000,000 shares of its 5.875% series G cumulative redeemable preferred stock, or the series G preferred stock, for gross proceeds of $250.0 million. Dividends are cumulative on the series G preferred stock from the date of original issuance in the amount of $1.46875 per share each year, which is equivalent to 5.875% of the $25.00 liquidation preference per share. Dividends on the series G preferred stock are payable quarterly in arrears. The first dividend paid on the series G preferred stock on June 28, 2013 was a pro rata dividend from and including the original issue date to and including June 30, 2013 in the amount of $0.334550 per share. The series G preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series G preferred stock will rank senior to Digital Realty Trust, Inc. common stock and rank on parity with Digital Realty Trust, Inc.’s series E cumulative redeemable and series F cumulative redeemable preferred stock with respect to the payment of distributions and other amounts. Digital Realty Trust, Inc. is not allowed to redeem the series G preferred stock before April 9, 2018, except in limited circumstances to preserve its status as a REIT. On or after April 9, 2018, Digital Realty Trust, Inc. may, at its option, redeem the series G preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series G preferred stock up to but excluding the redemption date. Holders of the series G preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) is listed on the New York Stock Exchange, the NYSE MKT, LLC, or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of series G preferred stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the series G preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the series G preferred stock) to convert some or all of the series G preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of series G preferred stock to be converted equal to the lesser of:

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

December 31, 2013 and 2012

(d) Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interest in the Operating Partnership as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	128,455,350	97.7%	125,140,783	97.8%
Noncontrolling interests consist of:
Common units held by third parties	1,491,814	1.2	1,515,814	1.2
Incentive units held by employees and directors (see note 13)	1,475,207	1.1	1,335,586	1.0

	131,422,371	100.0%	127,992,183	100.0%

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $124.1 million and $161.5 million based on the closing market price of Digital Realty Trust, Inc. common stock on December 31, 2013 and 2012, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

The following table shows activity for the noncontrolling interests in the Operating Partnership for the years ended December 31, 2013, 2012 and 2011:

	Common Units	Incentive Units	Total
As of December 31, 2010	3,937,827	1,525,622	5,463,449
Redemption of common units for shares of Digital Realty Trust, Inc. common stock(1)	(532,013)	—	(532,013)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock(1)	—	(126,710)	(126,710)
Vesting of Class C Units (2007 Grant)	—	(53,138)	(53,138)
Grant of incentive units to employees and directors	—	184,542	184,542

As of December 31, 2011	3,405,814	1,530,316	4,936,130
Redemption of common units for shares of Digital Realty Trust, Inc. common stock(1)	(1,890,000)	—	(1,890,000)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock(1)	—	(344,860)	(344,860)
Cancellation of incentive units held by employees and directors	—	(15,950)	(15,950)
Grant of incentive units to employees and directors	—	166,080	166,080

As of December 31, 2012	1,515,814	1,335,586	2,851,400
Redemption of common units for shares of Digital Realty Trust, Inc. common stock(1)	(24,000)	—	(24,000)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock(1)	—	(33,138)	(33,138)
Cancellation of incentive units held by employees and directors	—	(19,483)	(19,483)
Grant of incentive units to employees and directors	—	192,242	192,242

As of December 31, 2013	1,491,814	1,475,207	2,967,021

(1)	This redemption was recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying consolidated balance sheet of Digital Realty Trust, Inc.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

(e) Dividends

We have declared and paid the following dividends on our common and preferred stock for the years ended December 31, 2013, 2012 and 2011 (in thousands):

Date dividend declared	Dividend payable date	Series C Preferred Stock(1)		Series D Preferred Stock(2)		Series E Preferred Stock(3)		Series F Preferred Stock(4)		Series G Preferred Stock(5)		Common Stock
February 10, 2011	March 31, 2011	$1,832		$4,690		$—		$—		$—		$62,459	(6)
April 25, 2011	June 30, 2011	1,441		3,272		—		—		—		67,031	(6)
July 25, 2011	September 30, 2011	1,402		3,034		—		—		—		69,830	(6)
October 24, 2011	December 30, 2011 for Series C, D and E Preferred Stock; January 13, 2012 for Common Stock	1,402		2,398		5,926	(7)	—		—		72,092	(6)

		$6,077		$13,394		$5,926		$—		$—		$271,412

February 14, 2012	March 30, 2012	$1,402		$2,398		$5,031		$—		$—		$78,335	(8)
April 23, 2012	June 29, 2012	—	(9)	2,394		5,031		2,888	(10)	—		80,478	(8)
July 19, 2012	September 28, 2012	—		1,723		5,031		3,023		—		89,679	(8)
October 30, 2012	December 31, 2012 for Series D, E and F Preferred Stock; January 15, 2013 for Common Stock	—		1,697		5,031		3,023		—		90,582	(8)

		$1,402		$8,212		$20,124		$8,934		$—		$339,074

February 12, 2013	March 29, 2013	$—		$—	(11)	$5,031		$3,023		$—		$100,165	(12)
May 1, 2013	June 28, 2013	—		—		5,031		3,023		3,345	(13)	100,169	(12)
July 23, 2013	September 30, 2013	—		—		5,031		3,023		3,672		100,180	(12)
October 23, 2013	December 31, 2013 for Series E, F and G Preferred Stock; January 15, 2014 for Common Stock	—		—		5,031		3,023		3,672		100,187	(12)

		$—		$—		$20,124		$12,092		$10,689		$400,701

(1)	$1.094 annual rate of dividend per share.
(2)	$1.375 annual rate of dividend per share.
(3)	$1.750 annual rate of dividend per share.
(4)	$1.656 annual rate of dividend per share.
(5)	$1.469 annual rate of dividend per share.
(6)	$2.720 annual rate of dividend per share.
(7)	Represents a pro rata dividend from and including the original issue date to and including December 31, 2011.
(8)	$2.920 annual rate of dividend per share.
(9)	Effective April 17, 2012, Digital Realty Trust, Inc. converted all outstanding shares of its 4.375% series C cumulative convertible preferred stock, or the series C preferred stock, into shares of its common stock in accordance with the terms of the series C preferred stock. Each share of series C preferred stock was converted into 0.5480 share of common stock of Digital Realty Trust, Inc.
(10)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2012.
(11)

Effective February 26, 2013, Digital Realty Trust, Inc. converted all outstanding shares of its series D preferred stock into shares of its common stock in accordance with the terms of the series D preferred stock.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

Each share of series D preferred stock was converted into 0.6360 share of common stock of Digital Realty Trust, Inc.
(12)	$3.120 annual rate of dividend per share.
(13)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2013.

Distributions out of Digital Realty Trust, Inc.’s current or accumulated earnings and profits are generally classified as dividends whereas distributions in excess of its current and accumulated earnings and profits, to the extent of a stockholder’s U.S. federal income tax basis in Digital Realty Trust, Inc.’s stock, are generally classified as a return of capital. Distributions in excess of a stockholder’s U.S. federal income tax basis in Digital Realty Trust, Inc.’s stock are generally characterized as capital gain. Cash provided by operating activities has generally been sufficient to fund all distributions, however, in the future we may also need to utilize borrowings under the global revolving credit facility to fund all or a portion distributions.

(f) Accumulated Other Comprehensive Income (Loss), Net

The accumulated balances for each item within other comprehensive income (loss), net are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive income (loss), net
Balance as of December 31, 2011	$(49,298)	$(6,582)	$(55,880)
Net current period change	46,722	(7,426)	39,296
Reclassification to interest expense from interest rate swaps	—	4,393	4,393

Balance as of December 31, 2012	$(2,576)	$(9,615)	$(12,191)

Net current period change	14,321	2,423	16,744
Reclassification to interest expense from interest rate swaps	—	6,138	6,138

Balance as of December 31, 2013	$11,745	$(1,054)	$10,691

12. Capital and Accumulated Other Comprehensive Income (Loss)

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

December 31, 2013 and 2012

distributions and other amounts and ranked on parity with the Operating Partnership’s series E preferred units and series F preferred units.

Effective February 26, 2013, the General Partner converted all outstanding shares of its series D preferred stock into shares of its common stock in accordance with the terms of the series D preferred stock. Each share of series D preferred stock was converted into 0.6360 share of the General Partner’s common stock. In connection with this conversion, the Operating Partnership issued 3,054,186 common units to the General Partner upon conversion of 4,802,180 series D cumulative convertible preferred units. During the years ended December 31, 2013 and 2012, the Operating Partnership issued 3,139,615 and 1,297,675 common units, respectively, to the General Partner upon conversion of 4,936,505 and 2,040,550 series D preferred units in connection with the conversion of 4,936,505 and 2,040,550 shares of the series D preferred stock, respectively.

(b) Redeemable Preferred Units

7.000% Series E Cumulative Redeemable Preferred Units

On September 15, 2011, the Operating Partnership issued 11,500,000 units of its 7.000% series E cumulative redeemable preferred units, or series E preferred units, to Digital Realty Trust, Inc. (the General Partner) in conjunction with the General Partner’s issuance of an equivalent number of shares of its 7.000% series E cumulative redeemable preferred stock, or the series E preferred stock. Distributions are cumulative on the series E preferred units from the date of original issuance in the amount of $1.750 per unit each year, which is equivalent to 7.000% of the $25.00 liquidation preference per unit. Distributions on the series E preferred units are payable quarterly in arrears. The first distribution paid on the series E preferred units on December 30, 2011 was a pro rata distribution from and including the original issue date to and including December 31, 2011 in the amount of $0.515278 per unit. The series E preferred units do not have a stated maturity date and are not subject to any sinking fund. The Operating Partnership is required to redeem the series E units in the event that the General Partner redeems the series E preferred stock. The General Partner is not allowed to redeem the series E preferred stock prior to September 15, 2016 except in limited circumstances to preserve the General Partner’s status as a REIT. On or after September 15, 2016, the General Partner may, at its option, redeem the series E preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series E preferred stock up to but excluding the redemption date. Upon liquidation, dissolution or winding up, the series E preferred units will rank senior to the common units with respect to the payment of distributions and other amounts and rank on parity with the Operating Partnership’s series F and series G preferred units. Except in connection with specified change of control transactions of the General Partner, the series E preferred units are not convertible into or exchangeable for any other property or securities of the Operating Partnership.

6.625% Series F Cumulative Redeemable Preferred Units

On April 5, 2012 and April 18, 2012, the Operating Partnership issued a total of 7,300,000 units of its 6.625% series F cumulative redeemable preferred units, or series F preferred units, to the General Partner in conjunction with the General Partner’s issuance of an equivalent number of shares of its 6.625% series F cumulative redeemable preferred stock, or the series F preferred stock. Distributions are cumulative on the series F preferred units from the date of original issuance in the amount of $1.65625 per unit each year, which is equivalent to 6.625% of the $25.00 liquidation preference per unit. Distributions on the series F preferred units are payable quarterly in arrears. The first distribution paid on the series F preferred units on June 29, 2012 was a pro rata distribution from and including the original issue date to and including June 30, 2012 in the amount of

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

$0.39566 per unit. The series F preferred units do not have a stated maturity date and are not subject to any sinking fund. The Operating Partnership is required to redeem the series F preferred units in the event that the General Partner redeems the series F preferred stock. The General Partner is not allowed to redeem the series F preferred stock prior to April 5, 2017 except in limited circumstances to preserve the General Partner’s status as a REIT. On or after April 5, 2017, the General Partner may, at its option, redeem the series F preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series F preferred stock up to but excluding the redemption date. Upon liquidation, dissolution or winding up, the series F preferred units will rank senior to the common units with respect to the payment of distributions and other amounts and rank on parity with the Operating Partnership’s series E and series G preferred units. Except in connection with specified change of control transactions of the General Partner, the series F preferred units are not convertible into or exchangeable for any other property or securities of the Operating Partnership.

5.875% Series G Cumulative Redeemable Preferred Units

On April 9, 2013, the Operating Partnership issued a total of 10,000,000 of its 5.875% series G cumulative redeemable preferred units, or series G preferred units, to the General Partner in conjunction with the General Partner’s issuance of an equivalent number of shares of its 5.875% series G cumulative redeemable preferred stock, or the series G preferred stock. Distributions are cumulative on the series G preferred units from the date of original issuance in the amount of $1.46875 per unit each year, which is equivalent to 5.875% of the $25.00 liquidation preference per unit. Distributions on the series G preferred units are payable quarterly in arrears. The first distribution paid on the series G preferred units on June 28, 2013 was a pro rata distribution from and including the original issue date to and including June 30, 2013 in the amount of $0.334550 per unit. The series G preferred units do not have a stated maturity date and are not subject to any sinking fund. The Operating Partnership is required to redeem the series G preferred units in the event that the General Partner redeems the series G preferred stock. The General Partner is not allowed to redeem the series G preferred stock prior to April 9, 2018 except in limited circumstances to preserve the General Partner’s status as a REIT. On or after April 9, 2018, the General Partner may, at its option, redeem the series G preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series G preferred stock up to but excluding the redemption date. Upon liquidation, dissolution or winding up, the series G preferred units will rank senior to the Operating Partnership’s common units with respect to the payment of distributions and other amounts and rank on parity with the Operating Partnership’s series E and series F preferred units. Except in connection with specified change of control transactions of the General Partner, the series G preferred units are not convertible into or exchangeable for any other property or securities of the Operating Partnership.

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

December 31, 2013 and 2012

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

The redemption value of the limited partners’ common units and the vested incentive units was approximately $124.1 million and $161.5 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on December 31, 2013 and 2012, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

(e) Distributions

All distributions on our units are at the discretion of Digital Realty Trust, Inc.’s board of directors. We have declared and paid the following distributions on our common and preferred units for the years ended December 31, 2013, 2012 and 2011 (in thousands):

Date distribution declared	Distribution payable date	Series C Preferred Units(1)		Series D Preferred Units(2)		Series E Preferred Units(3)		Series F Preferred Units(4)		Series G Preferred Units(5)		Common Units
February 10, 2011	March 31, 2011	$1,832		$4,690		$—		$—		$—		$66,252	(6)
April 25, 2011	June 30, 2011	1,441		3,272		—		—		—		70,576	(6)
July 25, 2011	September 30, 2011	1,402		3,034		—		—		—		73,247	(6)
October 24, 2011	December 30, 2011 for Series C, D and E Preferred Units; January 13, 2012 for Common Units	1,402		2,398		5,926	(7)	—		—		75,456	(6)

		$6,077		$13,394		$5,926		$—		$—		$285,531

February 14, 2012	March 30, 2012	$1,402		$2,398		$5,031		$—		$—		$81,917	(8)
April 23, 2012	June 29, 2012	—	(9)	2,394		5,031		2,888	(10)	—		83,982	(8)
July 19, 2012	September 28, 2012	—		1,723		5,031		3,023		—		93,076	(8)
October 30, 2012	December 31, 2012 for Series D, E and F Preferred Units; January 15, 2013 for Common Units	—		1,697		5,031		3,023		—		93,434	(8)

		$1,402		$8,212		$20,124		$8,934		$—		$352,409

February 12, 2013	March 29, 2013	$—		$—	(11)	$5,031		$3,023		$—		$102,506	(12)
May 1, 2013	June 28, 2013	—		—		5,031		3,023		3,345	(13)	102,507	(12)
July 23, 2013	September 30, 2013	—		—		5,031		3,023		3,672		102,506	(12)
October 23, 2013	December 31, 2013 for Series E, F and G Preferred Units; January 15, 2014 for Common Units	—		—		5,031		3,023		3,672		102,509	(12)

		$—		$—		$20,124		$12,092		$10,689		$410,028

(1)	$1.094 annual rate of distribution per unit.
(2)	$1.375 annual rate of distribution per unit.
(3)	$1.750 annual rate of distribution per unit.
(4)	$1.656 annual rate of distribution per unit.
(5)	$1.469 annual rate of distribution per unit.
(6)	$2.720 annual rate of distribution per unit.
(7)	Represents a pro rata distribution from and including the original issue date to and including December 31, 2011.
(8)	$2.920 annual rate of distribution per unit.
(9)	Effective April 17, 2012, in connection with the conversion of the series C preferred stock by Digital Realty Trust, Inc., all of the outstanding 4.375% series C cumulative convertible preferred units, or the series C preferred units, were converted into common units in accordance with the terms of the series C preferred units. Each series C preferred unit was converted into 0.5480 common unit of the Operating Partnership.
(10)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2012.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

(11)	Effective February 26, 2013, in connection with the conversion of the series D preferred stock by Digital Realty Trust, Inc., all of the outstanding series D preferred units were converted into common units in accordance with the terms of the series D preferred units. Each series D preferred unit was converted into 0.6360 common unit of the Operating Partnership.
(12)	$3.120 annual rate of distribution per unit.
(13)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2013.

(f) Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each item within other comprehensive income (loss) are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive income (loss)
Balance as of December 31, 2011	$(52,704)	$(7,363)	$(60,067)
Net current period change	48,303	(7,693)	40,610
Reclassification to interest expense from interest rate swaps	—	4,547	4,547

Balance as of December 31, 2012	$(4,401)	$(10,509)	$(14,910)

Net current period change	14,636	2,473	17,109
Reclassification to interest expense from interest rate swaps	—	6,258	6,258

Balance as of December 31, 2013	$10,235	$(1,778)	$8,457

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

As of December 31, 2013, 3,209,240 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Amended and Restated 2004 Incentive Award Plan. Each long-term incentive unit and Class C Unit issued under the Amended and Restated 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

issued under the Amended and Restated 2004 Incentive Award Plan and the individual award limit discussed above.

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

December 31, 2013 and 2012

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

During the years ended December 31, 2013, 2012 and 2011, certain employees and directors were granted an aggregate of 89,769, 79,237 and 85,910 long-term incentive units, respectively. During the years ended December 31, 2013, 2012 and 2011, certain employees were also granted an aggregate of 95,316, 86,843 and 98,632 long-term incentive units, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of units which ultimately vests. The performance condition is based upon our achievement of the respective fiscal years’ Core Funds From Operations, or CFFO, per share targets. Upon evaluating the results of the performance condition, the final number of units is determined and such units vest based on satisfaction of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the grant date and 30% vesting on each of the third and fourth anniversaries of the grant date, provided the grantee continues employment on each anniversary date. Based on our 2013, 2012 and 2011 CFFO per diluted share and unit, 75,105 of the 2013 long-term incentive units (net of forfeitures), 78,118 of the 2012 long-term incentive units (net of forfeitures) and all of the 2011 long-term incentive units, respectively, satisfied the performance condition. The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock, are being expensed on a straight-line basis for service awards over four years, the current vesting period of the long-term incentive units. For performance based awards, we expense the fair value using an accelerated method with each vesting tranche valued as a separate award.

The expense recorded for the years ended December 31, 2013, 2012 and 2011 related to long-term incentive units was approximately $8.9 million, $9.0 million and $8.7 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $1.6 million, $1.1 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $12.9 million and $13.3 million as of December 31, 2013 and 2012, respectively. We expect to recognize this unearned compensation over the next 2.5 years on a weighted average basis.

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

We previously determined that the market condition with respect to the first measurement date was not achieved. On May 1, 2010, we determined that 593,316 of the Class C Units and 20,169 shares of restricted stock

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

subject to the 2007 Grant satisfied the market condition on the second measurement date (May 1, 2010), with the value of these units equal to the maximum amount of the award pool payable pursuant to the 2007 Grant on the second measurement date. Of the Class C Units that satisfied the market condition on May 1, 2010, 60% vested on May 1, 2010 and the remaining 40% vested ratably each month through April 30, 2012.

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

We recognized compensation expense related to the Class C Units subject to the 2007 Grant of $0.5 million and $2.0 million for the years ended December 31, 2012 and 2011, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.1 million and $0.3 million for the years ended December 31, 2012 and 2011, respectively.

(c) Stock Options

The fair value of each option granted under the Amended and Restated 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model. For the years ended December 31, 2013, 2012 and 2011, no stock options were granted. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. All unearned compensation has been recognized as of December 31, 2012. The expense recorded for the years ended December 31, 2012 and 2011 was approximately $0.2 million and $0.8 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.1 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

The following table summarizes the Amended and Restated 2004 Incentive Award Plan’s stock option activity for the year ended December 31, 2013:

	Year Ended December 31, 2013
	Shares	Weighted average exercise price
Options outstanding, beginning of period	129,259	$30.61
Exercised	(5,569)	41.24
Cancelled / Forfeited	—	—

Options outstanding, end of period	123,690	$30.13

Exercisable, end of period	123,690	$30.13

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2013:

Options outstanding and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value
$12.00-13.02	34,870	0.82	$12.00	$1,294,374
$20.37-28.09	17,000	1.89	21.28	473,310
$33.18-41.73	71,820	3.29	41.02	581,417

	123,690	2.40	$30.13	$2,349,101

(d) Restricted Stock

During the years ended December 31, 2013, 2012 and 2011, certain employees were granted an aggregate of 79,114, 46,617 and 41,220 shares of restricted stock, respectively. During the years ended December 31, 2013, 2012 and 2011, certain employees were also granted an aggregate of 69,995, 52,947 and 50,999 shares of restricted stock, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of shares which ultimately vests. The performance condition is based upon our achievement of the respective year’s CFFO per share targets. Upon evaluating the results of the performance condition, the final number of shares is determined and such shares vest based on satisfaction of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the grant date and 30% vesting on each of the third and fourth anniversaries of the grant date provided the grantee continues employment on each anniversary date. Based on our 2013, 2012 and 2011 CFFO per diluted share and unit, 50,805 shares of the 2013 restricted stock awards (net of forfeitures), 49,325 shares of the 2012 restricted stock (net of forfeitures) and all of the 2011 restricted stock, respectively, satisfied the performance condition.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

The expense recorded for the years ended December 31, 2013, 2012 and 2011 related to grants of restricted stock was approximately $2.7 million, $2.9 million and $2.0 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $2.5 million, $2.1 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $8.7 million and $7.4 million as of December 31, 2013 and 2012, respectively. We expect to recognize this unearned compensation over the next 2.8 years on a weighted average basis.

(e) 401(k) Plan

We have a 401(k) plan whereby our employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The 401(k) Plan complies with Internal Revenue Service requirements as a 401(k) Safe Harbor Plan whereby discretionary contributions made by us are 100% vested. The aggregate cost of our contributions to the 401(k) Plan was approximately $2.4 million, $2.0 million, and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2013 or December 31, 2012.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements related to US LIBOR, GBP LIBOR and EURIBOR based mortgage loans as

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The fair value of these derivatives was $0.1 million and ($8.7) million at December 31, 2013 and December 31, 2012, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2013, 2012 and 2011, there were no ineffective portions to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our debt. As of December 31, 2013, we estimate that an additional $3.1 million will be reclassified as an increase to interest expense during the year ending December 31, 2014, when the hedged forecasted transactions impact earnings.

As of December 31, 2013 and December 31, 2012, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Notional Amount				Type of Derivative	Strike Rate	Effective Date	Expiration Date	Fair Value at Significant Other Observable Inputs (Level 2)
As of December 31, 2013		As of December 31, 2012						As of December 31, 2013	As of December 31, 2012
$410,905	(1)	$410,905	(1)	Swap	0.717	Various	Various	$(76)	$(3,642)
150,040	(2)	155,099	(2)	Swap	0.925	Jul. 17, 2012	Apr. 18, 2017	131	(1,131)
—		69,612	(3)	Swap	2.980	April 6, 2009	Nov. 30, 2013(5)	—	(1,552)
—		39,579	(4)	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014(6)	—	(1,617)
—		13,335	(4)	Swap	3.981	May 17, 2006	Jul. 18, 2013(7)	—	(275)
—		9,649	(4)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013(7)	—	(203)
—		8,492	(4)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013	—	(255)

$560,945		$706,671						$55	$(8,675)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

(1)	Represents the U.S. dollar tranche of the unsecured term loan.
(2)	Represents a portion of the Singapore dollar tranche of the unsecured term loan. Translation to U.S. dollars is based on exchange rate of $0.79 to 1.00 SGD as of December 31, 2013 and $0.82 to 1.00 SGD as of December 31, 2012.
(3)	Translation to U.S. dollars is based on exchange rate of $1.63 to £1.00 as of December 31, 2012.
(4)	Translation to U.S. dollars is based on exchange rate of $1.32 to €1.00 as of December 31, 2012.
(5)	The swap agreement was terminated as the mortgage loan was paid in full in October 2013.
(6)	The swap agreement was terminated as the mortgage loan was paid in full in June 2013.
(7)	The swap agreements were terminated as the mortgage loans were paid in full in July 2013.

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

The Company’s disclosures of estimated fair value of financial instruments at December 31, 2013 and December 31, 2012 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

As of December 31, 2013 and December 31, 2012, the aggregate estimated fair value and carrying value of our global revolving credit facility, unsecured term loan, unsecured senior notes, exchangeable senior debentures and mortgage loans were as follows (in thousands):

		As of December 31, 2013		As of December 31, 2012
	Categorization under the fair value hierarchy	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Global revolving credit facility(1)	Level 2	$724,668	$724,668	$723,729	$723,729
Unsecured term loan(2)	Level 2	1,020,984	1,020,984	757,839	757,839
Unsecured senior notes(3)(4)	Level 2	2,379,999	2,364,232	1,907,188	1,738,221
Exchangeable senior debentures(3)	Level 2	336,847	266,400	446,476	266,400
Mortgage loans(3)	Level 2	622,580	585,608	845,125	792,376

		$5,085,078	$4,961,892	$4,680,357	$4,278,565

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

(1)	The carrying value of our global revolving credit facility approximates estimated fair value, due to the variability of interest rates and the stability of our credit rating.
(2)	The carrying value of our unsecured term loan approximates estimated fair value, due to the variability of interest rates and the stability of our credit rating.
(3)	Valuations for our unsecured senior notes and mortgage loans are determined based on the expected future payments discounted at risk-adjusted rates. The 2015 Notes, 2020 Notes, 2021 Notes, 2022 Notes and 2025 Notes and exchangeable senior debentures are valued based on quoted market prices.
(4)	The carrying value of the 2015 Notes, 2020 Notes, 2021 Notes, 2022 Notes and 2025 Notes are net of discount of $15,047 and $11,779 in the aggregate as of December 31, 2013 and December 31, 2012, respectively.

16. Tenant Leases

The future minimum lease payments to be received (excluding operating expense reimbursements) by us as of December 31, 2013, under non-cancelable operating leases are as follows (in thousands):

2014	$1,079,070
2015	1,040,492
2016	955,323
2017	889,509
2018	797,528
Thereafter	3,540,799

Total	$8,302,721

Included in the above amounts are minimum lease payments to be received from The tel(x) Group, Inc., or tel(x), and SoftLayer Technologies, Inc., or SoftLayer, previously related parties as further discussed in note 17. The future minimum lease payments to be received (excluding operating expense reimbursements) by us from tel(x) and SoftLayer as of December 31, 2013, under non-cancelable operating leases are as follows (in thousands):

2014	$130,963
2015	135,123
2016	137,069
2017	135,251
2018	136,967
Thereafter	1,074,481

Total	$1,749,854

17. Related Party Transactions

In December 2006, we entered into ten leases with tel(x) pursuant to which tel(x) provides enhanced meet-me-room services to our customers. The initial terms of these leases expire in 2026, and tel(x) has options to extend them through 2046. tel(x) was acquired by GI Partners Fund II, LLP in November 2006, which, collectively with GI Partners Side Fund II, L.P., owned the majority of the outstanding stock of tel(x). Richard Magnuson, our former director and Chairman who served until our 2012 Annual Meeting of Stockholders, or the Annual Meeting, is the chief executive officer of the advisor to GI Partners Fund II, LLP and GI Partners Side Fund II, L.P. During the year ended December 31, 2011, GI Partners Fund II, LLP and GI Partners Side Fund II,

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

L.P completed the sale of tel(x) to an unrelated third party. Our consolidated statements of operations include rental revenues of approximately $48.6 million, $45.7 million and $42.5 million from tel(x) for the years ended December 31, 2013, 2012 and 2011, respectively, from leases entered into before tel(x) was sold to an unrelated third party. In connection with the lease agreements, we entered into an operating agreement with tel(x), effective as of December 1, 2006, with respect to joint sales and marketing efforts, designation of representatives to manage the national relationship between us and tel(x) and future meet-me-room facilities. As of December 31, 2013 and 2012, tel(x) leased from us 341,202 square feet under 55 lease agreements and 288,940 square feet under 44 lease agreements, respectively; all but 14 leases for 86,888 square feet were entered into prior to the sale of tel(x) to an unrelated third party in September 2011.

We also entered into an agreement with tel(x), effective as of December 1, 2006, with respect to percentage rent arising out of potential future lease agreements for rentable space in buildings covered by the meet-me-room lease agreements. Percentage rent earned during the years ended December 31, 2013, 2012 and 2011 amounted to approximately $6.0 million, $4.8 million and $3.6 million, respectively. In addition, in connection with the lease agreements, we entered into a management agreement with tel(x), effective as of December 1, 2007, pursuant to which tel(x) agreed to provide us with certain management services in exchange for a management fee of one percent of rents actually collected by tel(x).

Prior to the 2012 Annual Meeting, we had entered into nine leases with SoftLayer, all of which are in place as of December 31, 2013. The initial terms of these leases expire from 2013 to 2025, and SoftLayer has options to extend them from 2018 through 2035. On August 3, 2010, GI Partners Fund III, L.P. acquired a controlling interest in SoftLayer. Richard Magnuson, our former director and Chairman who served until our Annual Meeting, is also a manager of the general partner to GI Partners Fund III, L.P. Our consolidated statements of operations include rental revenues of approximately $53.9 million, $48.3 million and $20.2 million from SoftLayer for the years ended December 31, 2013, 2012 and 2011, respectively, from leases entered into before Mr. Magnuson’s term as a member of our Board of Directors and our Chairman ended. In July 2013, SoftLayer was acquired by IBM.

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

We have ground leases on Paul van Vlissingenstraat 16 that expires in 2054, Chemin de l’Epinglier 2 that expires in 2074, Clonshaugh Industrial Estate I and II that expires in 2981, Manchester Technopark that expires in 2125, 29A International Business Park that expires in 2038, Gyroscoopweg 2E-2F, which has a continuous ground lease and will be adjusted on January 1, 2042, and Naritaweg 52, which has a continuous ground lease. In late 2011, we executed a lease for a new location for our headquarters, which began in May 2012, with a lease term of 12 years with an option to extend the lease for an additional five years. We also have operating leases at 111 8th Avenue (2nd and 6th floors), 8100 Boone Boulevard, 111 8th Avenue (3rd and 7th floors) and 410 Commerce Boulevard, which expire in June 2024, September 2017, February 2022 and December 2026, respectively. The

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

lease at 111 8th Avenue (2nd and 6th floors) has an option to extend the lease until June 2034 and the lease at 111 8th Avenue (3rd and 7th floors) has an option to extend the lease until February 2032. The leases at 8100 Boone Boulevard and 410 Commerce Boulevard have no extension options.

We have a fully prepaid ground lease on 2055 E. Technology Circle that expires in 2083. We have a fully prepaid ground lease on Cateringweg 5 that expires in 2059. The ground lease at Naritaweg 52 has been prepaid through December 2036.

Rental expense for these leases was approximately $23.1 million, $10.2 million, and $8.5 million for the years ended December 31, 2013, 2012 and 2011 respectively. In 2013, a non-cash $10.0 million straight-line rent expense adjustment was recorded in rental property operating and maintenance expenses related to a lease amendment executed in September 2010, $7.5 million of this amount related to prior years. This adjustment was deemed to be immaterial to both the current year and prior year financial statements taken as a whole.

The minimum commitment under these leases, excluding the fully prepaid ground leases, as of December 31, 2013 was as follows (in thousands):

2014	$13,377
2015	15,381
2016	14,798
2017	14,060
2018	13,411
Thereafter	111,742

Total	$182,769

(b) Contingent liabilities

As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined. As of December 31, 2013, construction is not complete and none of the leases executed subsequent to purchase would cause an amount to become probable of payment and therefore no amount is accrued as of December 31, 2013. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $39.6 million based on the exchange rate as of December 31, 2013). The earnout contingency expires in November 2020.

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

As part of the acquisition of the Sentrum Portfolio, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of contingent consideration was approximately £56.5 million

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

(or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). During the year ended December 31, 2013, we made certain immaterial corrections to the initial measurement of the accrued contingent consideration that resulted in an additional $5.8 million of purchase price allocated to investments in real estate. These corrections had no material impact on reported net income for the period. We have adjusted the contingent consideration to fair value at each reporting date with changes in fair value recognized in operating income. At December 31, 2013, the fair value of the contingent consideration for Sentrum was £39.2 million (or approximately $64.9 million based on the exchange rate as of December 31, 2013) and is currently accrued in accounts payable and other accrued expenses in the consolidated balance sheet. During the year ended December 31, 2013, we have made earnout payments of approximately £16.9 million (or approximately $25.8 million based on the exchange rates as of the date of each payment). Change in fair value of contingent consideration for Sentrum was an increase to operating income of approximately $1.8 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively. The earn-out contingency expires in July 2015. This amount will be reassessed on a quarterly basis, with any changes being recognized in earnings. Increases or decreases in the fair value of the contingent consideration can result from changes in discount periods, discount rates and probabilities that contingencies will be met.

(c) Construction Commitments

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At December 31, 2013, we had open commitments related to construction contracts of approximately $202.1 million.

(d) Legal Proceedings

Although the Company is involved in legal proceedings arising in the ordinary course of business, as of December 31, 2013, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

19. Quarterly Financial Information (Digital Realty Trust, Inc.) (unaudited)

The tables below reflect selected quarterly information for the years ended December 31, 2013 and 2012. Certain amounts have been reclassified to conform to the current year presentation (in thousands, except per share amounts).

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total operating revenues	$380,931	$379,456	$363,502	$358,370
Net income	55,667	153,480	59,621	51,681
Net income attributable to Digital Realty Trust, Inc.	54,703	150,598	58,476	50,711
Preferred stock dividends	11,726	11,726	11,399	8,054
Net income available to common stockholders	42,977	138,872	47,077	42,657
Basic net income per share available to common stockholders	$0.33	$1.08	$0.37	$0.34
Diluted net income per share available to common stockholders	$0.33	$1.06	$0.37	$0.34

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total operating revenues	$349,736	$342,479	$303,704	$283,148
Net income	55,895	56,921	53,968	49,263
Net income attributable to Digital Realty Trust, Inc.	54,566	55,392	52,334	48,042
Preferred stock dividends	9,751	9,777	10,313	8,831
Net income available to common stockholders	44,815	45,615	42,021	39,211
Basic net income per share available to common stockholders	$0.36	$0.37	$0.38	$0.37
Diluted net income per share available to common stockholders	$0.36	$0.37	$0.38	$0.36

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

20. Quarterly Financial Information (Digital Realty Trust, L.P.) (unaudited)

The tables below reflect selected quarterly information for the years ended December 31, 2013 and 2012. Certain amounts have been reclassified to conform to the current year presentation (in thousands, except per unit amounts).

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total operating revenues	$380,931	$379,456	$363,502	$358,370
Net income	55,667	153,480	59,621	51,681
Net income attributable to Digital Realty Trust, L.P.	55,552	153,355	59,412	51,535
Preferred unit distributions	11,726	11,726	11,399	8,054
Net income available to common unitholders	43,826	141,629	48,013	43,481
Basic net income per unit available to common unitholders	$0.33	$1.08	$0.37	$0.34
Diluted net income per unit available to common unitholders	$0.33	$1.06	$0.37	$0.34

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total operating revenues	$349,736	$342,479	$303,704	$283,148
Net income	55,895	56,921	53,968	49,263
Net income attributable to Digital Realty Trust, L.P.	55,902	56,966	53,995	49,628
Preferred unit distributions	9,751	9,777	10,313	8,831
Net income available to common unitholders	46,151	47,189	43,682	40,797
Basic net income per unit available to common unitholders	$0.36	$0.37	$0.38	$0.37
Diluted net income per unit available to common unitholders	$0.36	$0.37	$0.38	$0.36

21. Subsequent Events

On February 11, 2014, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit:

Share / Unit Class	Series E Preferred Stock and Unit	Series F Preferred Stock and Unit	Series G Preferred Stock and Unit	Common stock and common unit
Dividend and distribution amount	$0.437500	$0.414063	$0.367188	$0.830000
Dividend and distribution payable date	March 31, 2014	March 31, 2014	March 31, 2014	March 31, 2014
Dividend and distribution payable to holders of record on	March 14, 2014	March 14, 2014	March 14, 2014	March 14, 2014
Annual equivalent rate of dividend and distribution	$1.750	$1.656	$1.469	$3.320

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
36 NE 2nd Street	Miami	15,656	1,942	—	24,184	9,664	—	1,942	—	33,848	35,790	(11,572)	2002	(A	)
2323 Bryan Street	Dallas	—	1,838	—	77,604	43,154	—	1,838	—	120,758	122,596	(44,316)	2002	(A	)
6 Braham Street	London	—	3,776	—	28,166	2,779	—	4,154	—	30,567	34,721	(9,613)	2002	(A	)
300 Boulevard East	NY Metro	40,147	5,140	—	48,526	60,471	—	5,140	—	108,997	114,137	(44,426)	2002	(A	)
2334 Lundy Place	Silicon Valley	37,930	3,607	—	23,008	66	—	3,607	—	23,074	26,681	(8,125)	2002	(A	)
34551 Ardenwood Boulevard 1-4	Silicon Valley	52,151	15,330	—	32,419	3,712	—	15,330	—	36,131	51,461	(13,307)	2003	(A	)
2440 Marsh Lane	Dallas	—	1,477	—	10,330	71,012	—	1,477	—	81,342	82,819	(35,013)	2003	(A	)
2010 East Centennial Circle	Phoenix	—	—	1,477	16,472	(103)	—	—	1,322	16,524	17,846	(5,405)	2003	(A	)
375 Riverside Parkway	Atlanta	—	1,250	—	11,578	30,963	—	1,250	—	42,541	43,791	(16,671)	2003	(A	)
3300 East Birch Street	Los Angeles	6,820	3,777	—	4,611	569	—	3,777	—	5,180	8,957	(2,606)	2003	(A	)
47700 Kato Road & 1055 Page Avenue	Silicon Valley	—	5,272	—	20,166	3,037	—	5,272	—	23,203	28,475	(5,331)	2003	(A	)
4849 Alpha Road	Dallas	9,608	2,983	—	10,650	43,363	—	2,983	—	54,013	56,996	(13,510)	2004	(A	)
600 West Seventh Street	Los Angeles	49,548	18,478	—	50,824	53,306	—	18,478	—	104,130	122,608	(41,827)	2004	(A	)
2045 & 2055 LaFayette Street	Silicon Valley	63,623	6,065	—	43,817	19	—	6,065	—	43,836	49,901	(13,478)	2004	(A	)
100 & 200 Quannapowitt Parkway	Boston	31,139	12,416	—	26,154	67,279	—	12,416	—	93,433	105,849	(16,590)	2004	(A	)
11830 Webb Chapel Road	Dallas	29,596	5,881	—	34,473	1,885	—	5,881	—	36,358	42,239	(12,128)	2004	(A	)
150 South First Street	Silicon Valley	50,097	2,068	—	29,214	1,185	—	2,068	—	30,399	32,467	(8,720)	2004	(A	)
3065 Gold Camp Drive	Sacramento	—	1,886	—	10,686	17,553	—	1,886	—	28,239	30,125	(5,778)	2004	(A	)
200 Paul Avenue	San Francisco	70,713	14,427	—	75,777	61,597	—	14,427	—	137,374	151,801	(48,712)	2004	(A	)
1100 Space Park Drive	Silicon Valley	52,115	5,130	—	18,206	26,869	—	5,130	—	45,075	50,205	(19,105)	2004	(A	)
3015 Winona Avenue	Los Angeles	—	6,534	—	8,356	5	—	6,534	—	8,361	14,895	(2,917)	2004	(A	)
833 Chestnut Street	Philadelphia	—	5,738	—	42,249	57,199	—	5,738	—	99,448	105,186	(41,297)	2005	(A	)
1125 Energy Park Drive	Minneapolis	—	2,775	—	10,761	188	—	2,775	—	10,949	13,724	(3,625)	2005	(A	)
350 East Cermak Road	Chicago	—	8,466	—	103,232	220,134	—	8,620	—	323,212	331,832	(121,556)	2005	(A	)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION—(Continued)

DECEMBER 31, 2013

(In thousands)

	Metropolitan Area	Encumbrances		Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
				Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
8534 Concord Center Drive	Denver	—		2,181	—	11,561	47	—	2,181	—	11,608	13,789	(4,090)	2005	(A	)
2401 Walsh Street	Silicon Valley	—		5,775	—	19,267	36	—	5,775	—	19,303	25,078	(5,614)	2005	(A	)
2403 Walsh Street	Silicon Valley	—		5,514	—	11,695	38	—	5,514	—	11,733	17,247	(3,638)	2005	(A	)
200 North Nash Street	Los Angeles	—		4,562	—	12,503	221	—	4,562	—	12,724	17,286	(4,264)	2005	(A	)
731 East Trade Street	Charlotte	4,799	(1)	1,748	—	5,727	248	—	1,748	—	5,975	7,723	(1,649)	2005	(A	)
113 North Myers	Charlotte	—		1,098	—	3,127	1,893	—	1,098	—	5,020	6,118	(1,646)	2005	(A	)
125 North Myers	Charlotte	—		1,271	—	3,738	6,174	—	1,271	—	9,912	11,183	(5,162)	2005	(A	)
Paul van Vlissingenstraat 16	Amsterdam	—		—	—	15,255	33,301	—	—	—	48,556	48,556	(10,434)	2005	(A	)
600-780 S. Federal	Chicago	—		7,849	—	27,881	32,147	—	7,849	—	60,028	67,877	(10,137)	2005	(A	)
115 Second Avenue	Boston	—		1,691	—	12,569	10,146	—	1,691	—	22,715	24,406	(10,570)	2005	(A	)
Chemin de l’Epinglier 2	Geneva	—		—	—	20,071	3,319	—	—	—	23,390	23,390	(6,560)	2005	(A	)
251 Exchange Place	N. Virginia	—		1,622	—	10,425	304	—	1,622	—	10,729	12,351	(3,467)	2005	(A	)
7500 Metro Center Drive	Austin	—		1,177	—	4,877	60,558	—	1,177	—	65,435	66,612	(1,900)	2005	(A	)
7620 Metro Center Drive	Austin	—		510	—	6,760	422	—	510	—	7,182	7,692	(1,907)	2005	(A	)
3 Corporate Place	NY Metro	—		2,124	—	12,678	95,783	—	2,124	—	108,461	110,585	(51,194)	2005	(A	)
4025 Midway Road	Dallas	—		2,196	—	14,037	27,960	—	2,196	—	41,997	44,193	(18,593)	2006	(A	)
Clonshaugh Industrial Estate	Dublin	—		—	1,444	5,569	3,454	—	—	114	10,353	10,467	(4,541)	2006	(A	)
6800 Millcreek Drive	Toronto	—		1,657	—	11,352	2,278	—	1,657	—	13,630	15,287	(4,184)	2006	(A	)
101 Aquila Way	Atlanta	—		1,480	—	34,797	45	—	1,480	—	34,842	36,322	(10,143)	2006	(A	)
12001 North Freeway	Houston	—		6,965	—	23,492	134,505	—	6,965	—	157,997	164,962	(13,119)	2006	(A	)
120 E Van Buren	Phoenix	—		4,524	—	157,822	103,284	—	4,524	—	261,106	265,630	(75,472)	2006	(A	)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION—(Continued)

DECEMBER 31, 2013

(In thousands)

			Initial costs			Costs capitalized subsequent to acquisition		Total costs
	Metropolitan Area	Encumbrances	Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total	Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
PROPERTIES:
Gyroscoopweg 2E-2F	Amsterdam	—	—	—	13,450	951	—	—	—	14,401	14,401	(3,903)	2006	(A	)
Clonshaugh Industrial Estate II	Dublin	—	—	—	—	91,862	—	—	—	91,862	91,862	(29,342)	2006	(C	)
600 Winter Street	Boston	—	1,429	—	6,228	456	—	1,429	—	6,684	8,113	(1,392)	2006	(A	)
2300 NW 89th Place	Miami	—	1,022	—	3,767	18	—	1,022	—	3,785	4,807	(1,156)	2006	(A	)
2055 East Technology Circle	Phoenix	—	—	—	8,519	27,130	—	—	—	35,649	35,649	(15,954)	2006	(A	)
114 Rue Ambroise Croizat	Paris	—	12,261	—	34,051	88,043	—	12,062	—	122,293	134,355	(33,418)	2006	(A	)
Unit 9, Blanchardstown Corporate Park	Dublin	—	1,927	—	40,024	26,403	—	1,990	—	66,364	68,354	(15,966)	2006	(A	)
111 8th Avenue	NY Metro	—	—	—	17,688	14,736	—	—	—	32,424	32,424	(23,556)	2006	(A	)
1807 Michael Faraday Court	N. Virginia	—	1,499	—	4,578	1,908	—	1,499	—	6,486	7,985	(2,245)	2006	(A	)
8100 Boone Boulevard	N. Virginia	—	—	—	158	1,046	—	—	—	1,204	1,204	(939)	2006	(A	)
21110 Ridgetop Circle	N. Virginia	—	2,934	—	14,311	1,307	—	2,934	—	15,618	18,552	(3,732)	2007	(A	)
3011 Lafayette Street	Silicon Valley	—	3,354	—	10,305	48,750	—	3,354	—	59,055	62,409	(29,543)	2007	(A	)
44470 Chilum Place	N. Virginia	—	3,531	—	37,360	1	—	3,531	—	37,361	40,892	(7,013)	2007	(A	)
43881 Devin Shafron Drive	N. Virginia	—	4,653	—	23,631	92,369	—	4,653	—	116,000	120,653	(51,622)	2007	(A	)
43831 Devin Shafron Drive	N. Virginia	—	3,027	—	16,247	602	—	3,027	—	16,849	19,876	(3,476)	2007	(A	)
43791 Devin Shafron Drive	N. Virginia	—	3,490	—	17,444	74,642	—	3,490	—	92,086	95,576	(23,513)	2007	(A	)
Mundells Roundabout	London	—	31,354	—	—	63,802	—	26,391	—	68,764	95,155	(9,200)	2007	(C	)
210 N Tucker	St. Louis	—	2,042	—	17,223	91,123	—	2,042	—	108,346	110,388	(8,160)	2007	(A	)
900 Walnut Street	St. Louis	—	1,791	—	29,516	3,798	—	1,791	—	33,314	35,105	(6,818)	2007	(A	)
1 Savvis Parkway	St. Louis	—	3,301	—	20,639	238	—	3,301	—	20,877	24,178	(4,176)	2007	(A	)
1500 Space Park Drive	Silicon Valley	—	6,732	—	6,325	46,168	—	4,106	—	55,119	59,225	(29,414)	2007	(A	)
Cressex 1	London	28,583	3,629	—	9,036	27,736	—	3,183	—	37,218	40,401	(13,186)	2007	(A	)
Naritaweg 52	Amsterdam	—	—	1,192	23,441	(1,215)	—	—	1,124	22,294	23,418	(4,101)	2007	(A	)
1 St. Anne’s Boulevard	London	—	1,490	—	1,045	(287)	—	1,267	—	981	2,248	(150)	2007	(A	)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION—(Continued)

DECEMBER 31, 2013

(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
2 St. Anne’s Boulevard	London	—	922	—	695	43,672	—	844	—	44,445	45,289	(2,479)	2007	(A	)
3 St. Anne’s Boulevard	London	—	22,079	—	16,351	111,729	—	18,610	—	131,549	150,159	(28,064)	2007	(A	)
365 South Randolphville Road	NY Metro	—	3,019	—	17,404	226,767	—	3,019	—	244,171	247,190	(32,906)	2008	(A	)
701 & 717 Leonard Street	Dallas	—	2,165	—	9,934	448	—	2,165	—	10,382	12,547	(1,535)	2008	(A	)
650 Randolph Road	NY Metro	—	3,986	—	6,883	5,541	—	3,986	—	12,424	16,410	(1,154)	2008	(A	)
Manchester Technopark	Manchester	8,695	—	—	23,918	(3,567)	—	—	—	20,351	20,351	(3,229)	2008	(A	)
1201 Comstock Street	Silicon Valley	—	2,093	—	1,606	26,244	—	3,398	—	26,545	29,943	(10,061)	2008	(A	)
1550 Space Park Drive	Silicon Valley	—	2,301	—	766	1,732	—	1,926	—	2,873	4,799	—	2008	(A	)
1525 Comstock Street	Silicon Valley	—	2,293	—	16,216	29,322	—	2,061	—	45,770	47,831	(16,052)	2008	(A	)
43915 Devin Shafron Drive	N. Virginia	—	6,927	—	—	84,470	—	6,927	—	84,470	91,397	(25,810)	2009	(C	)
43830 Devin Shafron Drive	N. Virginia	—	5,509	—	—	77,172	—	5,509	—	77,172	82,681	(9,543)	2009	(C	)
1232 Alma Road	Dallas	—	2,267	—	3,740	61,203	—	2,267	—	64,943	67,210	(15,254)	2009	(A	)
900 Quality Way	Dallas	—	1,446	—	1,659	37,818	—	1,446	—	39,477	40,923	(4,264)	2009	(A	)
1400 N. Bowser Road	Dallas	—	2,041	—	3,389	355	—	2,041	—	3,744	5,785	—	2009	(A	)
1301 International Parkway	Dallas	—	333	—	344	14	—	333	—	358	691	—	2009	(A	)
908 Quality Way	Dallas	—	6,730	—	4,493	19,172	—	1,670	—	28,725	30,395	(6,549)	2009	(A	)
904 Quality Way	Dallas	—	760	—	744	6,870	—	760	—	7,614	8,374	(244)	2009	(A	)
905 Security Row	Dallas	—	4,056	—	1,553	103	—	4,056	—	1,656	5,712	—	2009	(A	)
1202 Alma Road	Dallas	—	—	—	—	40,986	—	1,899	—	39,087	40,986	(3,371)	2009	(C	)
1350 Duane	Silicon Valley	—	7,081	—	69,817	60	—	7,081	—	69,877	76,958	(7,550)	2009	(A	)
45901 & 45845 Nokes Boulevard	N. Virginia	—	3,437	—	28,785	849	—	3,437	—	29,634	33,071	(3,265)	2009	(A	)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION—(Continued)

DECEMBER 31, 2013

(In thousands)

			Initial costs			Costs capitalized subsequent to acquisition		Total costs
	Metropolitan Area	Encumbrances	Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total	Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
PROPERTIES:
21561 & 21571 Beaumeade Circle	N. Virginia	—	3,966	—	24,211	44	—	3,966	—	24,255	28,221	(2,508)	2009	(A	)
60 & 80 Merritt	NY Metro	—	3,418	—	71,477	88,591	—	3,418	—	160,068	163,486	(10,898)	2010	(A	)
55 Middlesex	Boston	—	9,975	—	68,363	6,896	—	9,975	—	75,259	85,234	(9,633)	2010	(A	)
128 First Avenue	Boston	—	5,465	—	185,348	25,669	—	5,465	—	211,017	216,482	(28,232)	2010	(A	)
Cateringweg 5	Amsterdam	—	—	3,518	3,517	48,226	—	—	3,950	51,311	55,261	(3,410)	2010	(A	)
1725 Comstock Street	Silicon Valley	—	3,274	—	6,567	37,614	—	3,274	—	44,181	47,455	(9,399)	2010	(A	)
3015 and 3115 Alfred Street	Silicon Valley	—	6,533	—	3,725	56,783	—	6,533	—	60,508	67,041	(9,703)	2010	(A	)
365 Main Street	San Francisco	—	22,854	—	158,709	20,297	—	22,854	—	179,006	201,860	(17,533)	2010	(A	)
720 2nd Street	San Francisco	—	3,884	—	116,861	6,806	—	3,884	—	123,667	127,551	(11,825)	2010	(A	)
2260 East El Segundo	Los Angeles	—	11,053	—	51,397	11,479	—	11,053	—	62,876	73,929	(6,733)	2010	(A	)
2121 South Price Road	Phoenix	—	7,335	—	238,452	176,792	—	7,335	—	415,244	422,579	(28,972)	2010	(A	)
4030 La Fayette	N. Virginia	—	2,492	—	16,912	2,920	—	2,492	—	19,832	22,324	(2,116)	2010	(A	)
4040 La Fayette	N. Virginia	—	1,246	—	4,267	702	—	1,246	—	4,969	6,215	(427)	2010	(A	)
4050 La Fayette	N. Virginia	—	1,246	—	4,371	34,258	—	1,246	—	38,629	39,875	(7,097)	2010	(A	)
800 Central Expressway	Silicon Valley	—	8,976	—	18,155	94,689	—	8,976	—	112,844	121,820	(400)	2010	(A	)
29A International Business Park	Singapore	—	—	—	137,545	127,920	—	—	—	265,465	265,465	(23,873)	2010	(A	)
Loudoun Parkway North	N. Virginia	—	17,300	—	—	157,218	—	17,300	—	157,218	174,518	(3,976)	2011	(C	)
1-23 Templar Road	Sydney	—	11,173	—	—	47,365	—	9,760	—	48,778	58,538	(1,832)	2011	(C	)
Fountain Court	London	—	7,544	—	12,506	69,991	—	8,037	—	82,004	90,041	(1,807)	2011	(C	)
98 Radnor Drive	Melbourne	—	4,467	—	—	95,607	—	3,902	—	96,172	100,074	(3,106)	2011	(C	)
Cabot Street	Boston	—	2,386	—	—	57,977	—	2,427	—	57,936	60,363	(479)	2011	(C	)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION—(Continued)

DECEMBER 31, 2013

(In thousands)

	Metropolitan Area	Encumbrances		Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
				Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
3825 NW Aloclek Place	Portland	—		1,689	—	—	56,365	—	1,689	—	56,365	58,054	(4,110)	2011	(C	)
11085 Sun Center Drive	Sacramento	—		2,490	—	21,509	—	—	2,490	—	21,509	23,999	(1,394)	2011	(A	)
Profile Park	Dublin	—		6,288	—	—	12,924	—	6,700	—	12,512	19,212	—	2011	(C	)
1506 Moran Road	N. Virginia	—		1,527	—	—	17,001	—	1,115	—	17,413	18,528	(447)	2011	(A	)
760 Doug Davis Drive	Atlanta	—		4,837	—	53,551	1,647	—	4,837	—	55,198	60,035	(3,629)	2011	(A	)
360 Spear Street	San Francisco	—		19,828	—	56,733	(1,282)	—	19,828	—	55,451	75,279	(4,206)	2011	(A	)
2501 S. State Hwy 121	Dallas	—		23,137	—	93,943	13,234	—	23,137	—	107,177	130,314	(8,275)	2012	(A	)
9333, 9355, 9377 Grand Avenue	Chicago	—		5,686	—	14,515	136,741	—	5,686	—	151,256	156,942	(2,829)	2012	(A	)
8025 North Interstate 35	Austin	6,426	(2)	2,920	—	8,512	157	—	2,920	—	8,669	11,589	(524)	2012	(A	)
850 E Collins	Dallas	—		1,614	—	—	56,095	—	1,614	—	56,095	57,709	(617)	2012	(C	)
950 E Collins	Dallas	—		1,546	—	—	36,092	—	1,546	—	36,092	37,638	—	2012	(C	)
400 S. Akard	Dallas	—		10,075	—	62,730	200	—	10,075	—	62,930	73,005	(2,552)	2012	(A	)
410 Commerce Boulevard	NY Metro	—		—	—	—	28,944	—	—	—	28,944	28,944	(895)	2012	(C	)
Unit B Prologis Park	London	—		1,683	—	104,728	3,999	—	1,743	—	108,667	110,410	(4,754)	2012	(A	)
The Chess Building	London	—		—	7,355	219,273	24,781	—	—	8,108	243,301	251,409	(9,895)	2012	(A	)
Unit 21 Goldsworth Park	London	—		17,334	—	928,129	62,826	—	17,747	—	990,542	1,008,289	(39,399)	2012	(A	)
11900 East Cornell	Denver	—		3,352	—	80,640	100	—	3,352	—	80,740	84,092	(3,384)	2012	(A	)
701 Union Boulevard	NY Metro	—		10,045	—	6,755	19,309	—	10,045	—	26,064	36,109	—	2012	(A	)
23 Waterloo Road	Sydney	—		7,112	—	3,868	(1,561)	—	6,101	—	3,318	9,419	(100)	2012	(A	)
1 Rue Jean-Pierre	Paris	—		9,621	—	35,825	1,895	—	10,022	—	37,319	47,341	(1,353)	2012	(A	)
Liet-dit le Christ de Saclay	Paris	—		3,402	—	3,090	271	—	3,544	—	3,219	6,763	(151)	2012	(A	)
127 Rue de Paris	Paris	—		8,637	—	10,838	812	—	8,997	—	11,290	20,287	(509)	2012	(A	)
17201 Waterview Parkway	Dallas	—		2,070	—	6,409	—	—	2,070	—	6,409	8,479	(193)	2013	(A	)
1900 S. Price Road	Phoenix	—		5,380	—	16,975	191	—	5,380	—	17,166	22,546	(654)	2013	(A	)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION—(Continued)

DECEMBER 31, 2013

(In thousands)

	Metropolitan Area	Encumbrances		Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
				Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
371 Gough Road	Toronto	—		7,394		677	12,006	—	7,139	—	12,938	20,077	(14)	2013	(A	)
1500 Towerview Road	Minneapolis	—		10,190		20,054	(50)	—	10,190	—	20,004	30,194	(560)	2013	(A	)
Principal Park	London	—		11,837		—	13,753	—	14,695	—	10,895	25,590	—	2013	(C	)
MetCenter Business Park	Austin	—		8,604		20,314	6	—	8,604	—	20,320	28,924	(486)	2013	(A	)
Liverpoolweg 10	Amsterdam	—		733		3,122	4,391	—	772	—	7,474	8,246	(69)	2013	(A	)
DePresident	Amsterdam	—		6,737		—	7,435	—	8,545	—	5,627	14,172	—	2013	(C	)
Saito Industrial Park	Osaka	—		9,649		—	2,284	—	9,325	—	2,608	11,933	—	2013	(C	)
636 Pierce Street	New York Metro	27,962	(3)	5,501		27,924	—	—	5,501	—	27,924	33,425	(29)	2013	(A	)
Other		—		—		8,298	36,207	—	—	—	44,505	44,505	(3,792)

				704,616	14,986	4,680,744	4,479,232	—	693,791	14,618	9,171,169	9,879,578	(1,565,996)

(1)	The balance shown includes an unamortized premium of $613.
(2)	The balance shown includes an unamortized premium of $112.
(3)	The balance shown includes an unamortized premium of $1,634.

See accompanying independent registered public accounting firm report.

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

NOTES TO SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2013

(In thousands)

(1) Tax Cost

The aggregate gross cost of the Company’s properties for federal income tax purposes approximated $10,134.4 million (unaudited) as of December 31, 2013.

(2) Historical Cost and Accumulated Depreciation and Amortization

The following table reconciles the historical cost of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2013.

	Year Ended December 31,
	2013	2012	2011
Balance, beginning of year	$8,742,519	$6,118,583	$5,227,542
Additions during period (acquisitions and improvements)	1,345,046	2,623,936	891,041
Deductions during period (dispositions and write-off of tenant improvements)	(207,987)	—	—

Balance, end of year	$9,879,578	$8,742,519	$6,118,583

The following table reconciles accumulated depreciation and amortization of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2013.

	Year Ended December 31,
	2013	2012	2011
Balance, beginning of year	$1,206,017	$900,044	$660,700
Additions during period (depreciation and amortization expense)	386,935	305,973	239,344
Deductions during period (dispositions and write-off of tenant improvements)	(26,956)	—	—

Balance, end of year	$1,565,996	$1,206,017	$900,044

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Management’s Report on Internal Control over Financial Reporting for Digital Realty Trust, Inc. and Digital Realty Trust, L.P. are included in Part II, Item 8, Financial Statements and Supplementary Data on pages 94 and 95.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the company carried out an evaluation, under the supervision and with participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2013. Based on the foregoing, the company’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the operating partnership carried out an evaluation, under the supervision and with participation of the chief executive officer and chief financial officer of its general partner, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2013. Based on the foregoing, the operating partnership’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the operating partnership’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

We have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure. We have furnished to the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2013, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 906 of the Sarbanes Oxley Act. In addition, as required by Section 303A.12 of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning our security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 15.	EXHIBITS.

Exhibit Number	Description

2.1*	Share Sale and Purchase Agreement, dated June 26, 2012, relating to Sentrum Holdings Limited between Glen Moar Properties Limited, Abry Partners VI, LP, Abry Advanced Securities Fund, LP, Abry Advanced Securities Fund II, LP, Abry Investment Partnership, LP, Abry Senior Equity Co-Investment Fund, III LP and Abry Senior Equity III, LP, as Sellers, Digital Stout Holding, LLC, as Purchaser, Sentrum Holdings Limited, Sentrum Construction Management Limited and Digital Realty Trust, L.P., as Guarantor amended (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on December 21, 2012).

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 8, 2013).

3.2	Fourth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 21, 2012).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

3.4	Twelfth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

4.1	Specimen Certificate for Common Stock for Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 26, 2004).

4.2	Specimen Certificate for Series D Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 11, 2008).

4.3	Specimen Certificate for Digital Realty Trust, Inc.’s 7.000% Series E Cumulative Redeemable Preferred Stock (incorporated by reference to Digital Realty Trust Inc.’s Registration Statement on Form 8-A filed on September 12, 2011).

4.4	Specimen Certificate for Digital Realty Trust, Inc.’s 6.625% Series F Cumulative Redeemable Preferred Stock (incorporated by reference to Digital Realty Trust Inc.’s Registration Statement on Form 8-A filed on March 30, 2012).

4.5	Registration Rights Agreement, dated as of October 27, 2004, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and the Unit Holders, as defined therein (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

4.6	Indenture, dated as of April 20, 2009, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 5.50% Exchangeable Senior Debentures due 2029 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 22, 2009).

4.7	Registration Rights Agreement, dated April 20, 2009, among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 22, 2009).

Exhibit Number	Description

4.8	Indenture, dated as of January 28, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wilmington Trust FSB, as trustee, including the form of 5.875% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on January 29, 2010).

4.9	Indenture, dated as of July 8, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 4.50% Notes due 2015 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on July 12, 2010).

4.10	Indenture, dated as of March 8, 2011, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on March 8, 2011).

4.11	Supplemental Indenture No. 1, dated as of March 8, 2011, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 5.250% Notes due 2021 and the guarantee (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on March 8, 2011).

4.12	Indenture, dated as of September 24, 2012, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on September 24, 2012).

4.13	Supplemental Indenture No. 1, dated as of September 24, 2012, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 3.625% Notes due 2022 and the guarantee (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on September 24, 2012).

4.14	Indenture, dated as of January 18, 2013, among Digital Stout Holding, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 4.250% Guaranteed Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on January 1, 2013).

4.15	Specimen Certificate for Digital Realty Trust, Inc.’s 5.875% Series G Cumulative Redeemable Preferred Stock (incorporated by reference to Digital Realty Trust, Inc.’s Registration Statement on Form 8-A filed on April 4, 2013).

10.1†	Form of Indemnification Agreement by and between Digital Realty Trust, Inc. and its directors and officers (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 13, 2004).

10.2	Contribution Agreement, dated as of July 31, 2004, by and among Digital Realty Trust, L.P., San Francisco Wave eXchange, LLC, Santa Clara Wave eXchange, LLC and eXchange colocation, LLC (incorporated by reference to Exhibit 10.12 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on September 17, 2004).

10.3†	Form of Profits Interest Units Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

Exhibit Number	Description

10.4†	Form of Digital Realty Trust, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.45 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.5†	Form of Class C Profits Interest Units Agreement (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.6†	First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Appendix A to Digital Realty Trust, Inc.’s definitive proxy statement on Schedule 14A filed on March 30, 2007).

10.7†	Form of 2008 Performance-Based Profits Interest Units Agreement (incorporated by reference to Exhibit 10.3 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.8†	First Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.9	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., the subsidiary guarantors named therein, Prudential Investment Management, Inc. and the Prudential Affiliates named therein (incorporated by reference to Exhibit 10.12 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 27, 2012).

10.10†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.11†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.3 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.12†	Form of Amendment to Employment Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.13†	Amended and Restated Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Scott E. Peterson (incorporated by reference to Exhibit 10.45 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.14†	First Amendment to Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust (incorporated by reference to Exhibit 10.46 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.15†	Second Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 6, 2009).

10.16†	Third Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2009).

10.17†	Second Amendment to Employment Agreement, dated as of June 9, 2010, among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.21 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

Exhibit Number	Description

10.18†	Third Amendment to Employment Agreement, dated as of November 12, 2010, among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.29 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 25, 2011).

10.19†	Employment Agreement, dated July 30, 2004, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and David J. Caron (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 9, 2011).

10.20†	First Amendment to Employment Agreement, dated December 4, 2008, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and David J. Caron (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 9, 2011).

10.21†	First Amendment to Class C Profits Interest Units Agreement dated as of July 25, 2011 by and between Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Richard A. Magnuson (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2011).

10.22†	First Amendment to Incentive Stock Option Agreement dated as of July 25, 2011 by and between Digital Realty Trust, Inc. and Richard A. Magnuson (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2011).

10.23†	Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2011).

10.24†	Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 7, 2012).

10.25†	Fourth Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 7, 2012).

10.26*	Term Loan Agreement, dated as of April 16, 2012, among Digital Realty Trust, L.P., Digital Realty Datafirm, LLC, Digital Luxembourg III S.à r.l., Digital Realty (Redhill) S.à r.l., Digital Realty (Blanchardstown) Limited, Digital Realty (Paris 2) SCI, and Digital Singapore Jurong East Pte. Ltd, as borrowers, and Digital Realty Trust, Inc., as guarantor, the banks, financial institutions and other institutional lenders listed therein, as the initial lenders, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book running managers, and Lloyds TSB Bank PLC, Royal Bank of Canada, Sumitomo Mitsui Banking Corporation, Suntrust Bank, U.S. Bank National Association, a national banking association, and Wells Fargo Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 7, 2012).

Exhibit Number	Description

10.27*	Amendment No. 1 to the Term Loan Agreement, dated as of August 15, 2013, among Digital Realty Trust, L.P., Digital Realty Datafirm, LLC, Digital Luxembourg II S.à r.l, Digital Luxembourg III S.à r.l., Digital Realty (Redhill) S.à r.l., Digital Realty (Blanchardstown) Limited, Digital Realty (Paris2) SCI, and Digital Singapore Jurong East Pte. Ltd, as borrowers, and Digital Realty Trust, Inc., as guarantor, the banks, financial institutions and other institutional lenders listed therein, as the lenders, and Citibank, N.A., as administrative agent (incorporated by reference to the Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 12, 2013).

10.28	Amendment No. 2 to the Term Loan Agreement, dated as of December 11, 2013, among Digital Realty Trust, L.P., Digital Realty Datafirm, LLC, Digital Luxembourg II S.à r.l, Digital Luxembourg III S.à r.l., Digital Realty (Redhill) S.à r.l., Digital Realty (Blanchardstown) Limited, Digital Realty (Paris2) SCI, and Digital Singapore Jurong East Pte. Ltd, as borrowers, and Digital Realty Trust, Inc., as guarantor, the banks, financial institutions and other institutional lenders listed therein, as the lenders, and Citibank, N.A., as administrative agent.

10.29*	Global Senior Credit Agreement, dated as of August 15, 2013, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the subsidiary borrowers and guarantors named therein, Citibank, N.A., as administrative agent, Bank of America, N.A., and JPMorgan Chase Bank, N.A., as syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein (incorporated by reference to the Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 12, 2013).

10.30	Amendment No. 1 to the Global Senior Credit Agreement, dated as of December 11, 2013, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the subsidiary borrowers and guarantors named therein, Citibank, N.A., as administrative agent, Bank of America, N.A., and JPMorgan Chase Bank, N.A., as syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein.

10.31	Amendment No. 1 to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of August 15, 2013, between Digital Realty Trust, L.P. and Prudential Investment Management, Inc. (incorporated by reference to the Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 12, 2013).

10.32	Release of Guarantors, dated as of January 27, 2014 executed by Digital Realty Trust, L.P., Prudential Investment Management, Inc., and the other Purchasers party to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011.

10.33†	Digital Realty Deferred Compensation Plan.

10.34†	Form of Class D Profits Interest Unit Agreement.

10.35†	Form of Performance-Based Restricted Stock Unit Agreement.

10.36†	Form of Time-Based Restricted Stock Unit Agreement.

10.37†	Employment Agreement, dated June 14, 2010, between Digital Investment Management Pte. Ltd. and Kris Kumar (incorporated by reference to Exhibit 10.23 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 28, 2013).

12.1	Statement of Computation of Ratios.

21.1	List of Subsidiaries of Digital Realty Trust, Inc.

21.2	List of Subsidiaries of Digital Realty Trust, L.P.

Exhibit Number	Description

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-K for the year ended December 31, 2013, formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; (ii) Consolidated Income Statements for each of the years in the three-year period ended December 31, 2013; (iii) Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for each of the years in the three-year period ended December 31, 2013; (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2013; and (v) Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

By:	/s/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer

Date: February 28, 2014

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

Signature	Title	Date

/S/ DENNIS E. SINGLETON Dennis E. Singleton	Chairman of the Board	February 28, 2014

/S/ MICHAEL F. FOUST Michael F. Foust	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014

/S/ A. WILLIAM STEIN A. William Stein	Chief Financial Officer & Chief Investment Officer (Principal Financial Officer)	February 28, 2014

/S/ EDWARD F. SHAM Edward F. Sham	Sr. Vice President and Controller (Principal Accounting Officer)	February 28, 2014

/S/ LAURENCE A. CHAPMAN Laurence A. Chapman	Director	February 28, 2014

/S/ KATHLEEN EARLEY Kathleen Earley	Director	February 28, 2014

Signature	Title	Date

/S/ RUANN F. ERNST Ruann F. Ernst, Ph.D.	Director	February 28, 2014

/S/ KEVIN J. KENNEDY Kevin J. Kennedy	Director	February 28, 2014

/S/ WILLIAM G. LAPERCH William G. LaPerch	Director	February 28, 2014

/S/ ROBERT H. ZERBST Robert H. Zerbst	Director	February 28, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By:	Digital Realty Trust, Inc., Its General Partner

By:	/S/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer

Date: February 28, 2014

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

Signature	Title	Date

/S/ DENNIS E. SINGLETON Dennis E. Singleton	Chairman of the Board	February 28, 2014

/S/ MICHAEL F. FOUST Michael F. Foust	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014

/S/ A. WILLIAM STEIN A. William Stein	Chief Financial Officer & Chief Investment Officer (Principal Financial Officer)	February 28, 2014

/S/ EDWARD F. SHAM Edward F. Sham	Sr. Vice President and Controller (Principal Accounting Officer)	February 28, 2014

/S/ LAURENCE A. CHAPMAN Laurence A. Chapman	Director	February 28, 2014

Signature	Title	Date

/S/ KATHLEEN EARLEY Kathleen Earley	Director	February 28, 2014

/S/ RUANN F. ERNST Ruann F. Ernst, Ph.D.	Director	February 28, 2014

/S/ KEVIN J. KENNEDY Kevin J. Kennedy	Director	February 28, 2014

/S/ WILLIAM G. LAPERCH William G. LaPerch	Director	February 28, 2014

/S/ ROBERT H. ZERBST Robert H. Zerbst	Director	February 28, 2014

Exhibit Index

Exhibit Number	Description

2.1*	Share Sale and Purchase Agreement, dated June 26, 2012, relating to Sentrum Holdings Limited between Glen Moar Properties Limited, Abry Partners VI, LP, Abry Advanced Securities Fund, LP, Abry Advanced Securities Fund II, LP, Abry Investment Partnership, LP, Abry Senior Equity Co-Investment Fund, III LP and Abry Senior Equity III, LP, as Sellers, Digital Stout Holding, LLC, as Purchaser, Sentrum Holdings Limited, Sentrum Construction Management Limited and Digital Realty Trust, L.P., as Guarantor amended (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on December 21, 2012).

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 8, 2013).

3.2	Fourth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 21, 2012).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

3.4	Twelfth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

4.1	Specimen Certificate for Common Stock for Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 26, 2004).

4.2	Specimen Certificate for Series D Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 11, 2008).

4.3	Specimen Certificate for Digital Realty Trust, Inc.’s 7.000% Series E Cumulative Redeemable Preferred Stock (incorporated by reference to Digital Realty Trust Inc.’s Registration Statement on Form 8-A filed on September 12, 2011).

4.4	Specimen Certificate for Digital Realty Trust, Inc.’s 6.625% Series F Cumulative Redeemable Preferred Stock (incorporated by reference to Digital Realty Trust Inc.’s Registration Statement on Form 8-A filed on March 30, 2012).

4.5	Registration Rights Agreement, dated as of October 27, 2004, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and the Unit Holders, as defined therein (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

4.6	Indenture, dated as of April 20, 2009, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 5.50% Exchangeable Senior Debentures due 2029 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 22, 2009).

4.7	Registration Rights Agreement, dated April 20, 2009, among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 22, 2009).

Exhibit Number	Description

4.8	Indenture, dated as of January 28, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wilmington Trust FSB, as trustee, including the form of 5.875% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on January 29, 2010).

4.9	Indenture, dated as of July 8, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 4.50% Notes due 2015 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on July 12, 2010).

4.10	Indenture, dated as of March 8, 2011, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on March 8, 2011).

4.11	Supplemental Indenture No. 1, dated as of March 8, 2011, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 5.250% Notes due 2021 and the guarantee (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on March 8, 2011).

4.12	Indenture, dated as of September 24, 2012, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on September 24, 2012).

4.13	Supplemental Indenture No. 1, dated as of September 24, 2012, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 3.625% Notes due 2022 and the guarantee (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on September 24, 2012).

4.14	Indenture, dated as of January 18, 2013, among Digital Stout Holding, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 4.250% Guaranteed Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on January 1, 2013).

4.15	Specimen Certificate for Digital Realty Trust, Inc.’s 5.875% Series G Cumulative Redeemable Preferred Stock (incorporated by reference to Digital Realty Trust, Inc.’s Registration Statement on Form 8-A filed on April 4, 2013).

10.1†	Form of Indemnification Agreement by and between Digital Realty Trust, Inc. and its directors and officers (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 13, 2004).

10.2	Contribution Agreement, dated as of July 31, 2004, by and among Digital Realty Trust, L.P., San Francisco Wave eXchange, LLC, Santa Clara Wave eXchange, LLC and eXchange colocation, LLC (incorporated by reference to Exhibit 10.12 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on September 17, 2004).

10.3†	Form of Profits Interest Units Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

Exhibit Number	Description

10.4†	Form of Digital Realty Trust, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.45 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.5†	Form of Class C Profits Interest Units Agreement (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.6†	First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Appendix A to Digital Realty Trust, Inc.’s definitive proxy statement on Schedule 14A filed on March 30, 2007).

10.7†	Form of 2008 Performance-Based Profits Interest Units Agreement (incorporated by reference to Exhibit 10.3 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.8†	First Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.9	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., the subsidiary guarantors named therein, Prudential Investment Management, Inc. and the Prudential Affiliates named therein (incorporated by reference to Exhibit 10.12 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 27, 2012).

10.10†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.11†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.3 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.12†	Form of Amendment to Employment Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.13†	Amended and Restated Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Scott E. Peterson (incorporated by reference to Exhibit 10.45 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.14†	First Amendment to Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust (incorporated by reference to Exhibit 10.46 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.15†	Second Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 6, 2009).

10.16†	Third Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2009).

10.17†	Second Amendment to Employment Agreement, dated as of June 9, 2010, among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.21 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

Exhibit Number	Description

10.18†	Third Amendment to Employment Agreement, dated as of November 12, 2010, among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.29 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 25, 2011).

10.19†	Employment Agreement, dated July 30, 2004, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and David J. Caron (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 9, 2011).

10.20†	First Amendment to Employment Agreement, dated December 4, 2008, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and David J. Caron (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 9, 2011).

10.21†	First Amendment to Class C Profits Interest Units Agreement dated as of July 25, 2011 by and between Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Richard A. Magnuson (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2011).

10.22†	First Amendment to Incentive Stock Option Agreement dated as of July 25, 2011 by and between Digital Realty Trust, Inc. and Richard A. Magnuson (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2011).

10.23†	Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2011).

10.24†	Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 7, 2012).

10.25†	Fourth Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 7, 2012).

10.26*	Term Loan Agreement, dated as of April 16, 2012, among Digital Realty Trust, L.P., Digital Realty Datafirm, LLC, Digital Luxembourg III S.à r.l., Digital Realty (Redhill) S.à r.l., Digital Realty (Blanchardstown) Limited, Digital Realty (Paris 2) SCI, and Digital Singapore Jurong East Pte. Ltd, as borrowers, and Digital Realty Trust, Inc., as guarantor, the banks, financial institutions and other institutional lenders listed therein, as the initial lenders, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book running managers, and Lloyds TSB Bank PLC, Royal Bank of Canada, Sumitomo Mitsui Banking Corporation, Suntrust Bank, U.S. Bank National Association, a national banking association, and Wells Fargo Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 7, 2012).

Exhibit Number	Description

10.27*	Amendment No. 1 to the Term Loan Agreement, dated as of August 15, 2013, among Digital Realty Trust, L.P., Digital Realty Datafirm, LLC, Digital Luxembourg II S.à r.l, Digital Luxembourg III S.à r.l., Digital Realty (Redhill) S.à r.l., Digital Realty (Blanchardstown) Limited, Digital Realty (Paris2) SCI, and Digital Singapore Jurong East Pte. Ltd, as borrowers, and Digital Realty Trust, Inc., as guarantor, the banks, financial institutions and other institutional lenders listed therein, as the lenders, and Citibank, N.A., as administrative agent (incorporated by reference to the Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 12, 2013).

10.28	Amendment No. 2 to the Term Loan Agreement, dated as of December 11, 2013, among Digital Realty Trust, L.P., Digital Realty Datafirm, LLC, Digital Luxembourg II S.à r.l, Digital Luxembourg III S.à r.l., Digital Realty (Redhill) S.à r.l., Digital Realty (Blanchardstown) Limited, Digital Realty (Paris2) SCI, and Digital Singapore Jurong East Pte. Ltd, as borrowers, and Digital Realty Trust, Inc., as guarantor, the banks, financial institutions and other institutional lenders listed therein, as the lenders, and Citibank, N.A., as administrative agent.

10.29*	Global Senior Credit Agreement, dated as of August 15, 2013, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the subsidiary borrowers and guarantors named therein, Citibank, N.A., as administrative agent, Bank of America, N.A., and JPMorgan Chase Bank, N.A., as syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein (incorporated by reference to the Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 12, 2013).

10.30	Amendment No. 1 to the Global Senior Credit Agreement, dated as of December 11, 2013, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the subsidiary borrowers and guarantors named therein, Citibank, N.A., as administrative agent, Bank of America, N.A., and JPMorgan Chase Bank, N.A., as syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein.

10.31	Amendment No. 1 to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of August 15, 2013, between Digital Realty Trust, L.P. and Prudential Investment Management, Inc. (incorporated by reference to the Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 12, 2013).

10.32	Release of Guarantors, dated as of January 27, 2014 executed by Digital Realty Trust, L.P., Prudential Investment Management, Inc., and the other Purchasers party to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011.

10.33†	Digital Realty Deferred Compensation Plan.

10.34†	Form of Class D Profits Interest Unit Agreement.

10.35†	Form of Performance-Based Restricted Stock Unit Agreement.

10.36†	Form of Time-Based Restricted Stock Unit Agreement.

10.37†	Employment Agreement, dated June 14, 2010, between Digital Investment Management Pte. Ltd. and Kris Kumar (incorporated by reference to Exhibit 10.23 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 28, 2013).

12.1	Statement of Computation of Ratios.

21.1	List of Subsidiaries of Digital Realty Trust, Inc.

21.2	List of Subsidiaries of Digital Realty Trust, L.P.

Exhibit Number	Description

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-K for the year ended December 31, 2013, formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; (ii) Consolidated Income Statements for each of the years in the three-year period ended December 31, 2013; (iii) Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for each of the years in the three-year period ended December 31, 2013; (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2013; and (v) Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the Securities and Exchange Commission.