Form 10-K/A
period 2013-12-31
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2014-03-04
CIK 1297996, 1494877

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

EXPLANATORY NOTE TO FORM 10-K/A

This Amendment No. 1 (“Amendment No. 1”) on Form 10-K/A amends the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Filing”) of Digital Realty Trust, Inc. (the “Company”) and Digital Realty Trust, L.P. filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 3, 2014. We are filing this Amendment No. 1 to reflect information that was inadvertently omitted from or incorrectly stated in the Original Filing due to an error by the financial printer engaged by the Company to file the Original Filing.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing.

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

Same store rental revenues increased for the year ended December 31, 2013 compared to the same period in 2012 primarily as a result of new leases at our properties during 2013, including leases of completed development space, the largest of which were for space in 29A International Business Park, 43940 Digital Loudoun Plaza, 98 Radnor Drive and 3825 NW Aloclek Place. Same store growth was driven by the delivery of approximately 585,000 square feet of leased data center space from within our same store development platform during the last 12 months. In our same store portfolio, we calculate the change in rental rates on renewals signed during the quarter as compared to the previous rent on that same space. During the twelve months ended December 31, 2013, the percentage increase was 17.6% on a GAAP basis. Same store rental revenues increased for the year ended December 31, 2013 as compared to the same period in 2012 as a result of the increase in rentable square feet of leased data center space. During the twelve months ended December 31, 2013, we also delivered approximately 119,000 square feet of un-leased data center space which was one of the drivers impacting occupancy which decreased slightly to 91.2% as of December 31, 2013 from 93.3% as of December 31, 2012 along with certain leases expiring at one of our non-technical properties during 2013. Rental revenue included amounts earned from leases with The tel(x) Group, Inc., or tel(x), which was sold to an unrelated third party in 2011, of approximately $48.6 million and $45.7 million for the year ended December 31, 2013 and 2012, respectively. Same store tenant reimbursement revenues increased for the year ended December 31, 2013 as compared to the same period in 2012 primarily as a result of new leasing and higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 29A International Business Park, 365 South Randolphville Road and 350 East Cermak Road.

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

For the year ended December 31, 2013, total capital expenditures increased $302.5 million to approximately $1.1 billion from the year ended December 31, 2012. Capital expenditures on our development projects plus our enhancement and improvements projects for the year ended December 31, 2013 were approximately $1.0 billion, which reflects an increase of approximately 39% from the same period in 2012. This increase was primarily due to increased spending for ground-up Custom Solutions projects, Turn-Key Flex and base building improvements. Our development capital expenditures are generally funded by our available cash and equity and debt capital.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digital Realty Trust, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated income statements, statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and the financial statement schedule III, properties and accumulated depreciation, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule III.

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

We amortize the difference between the cost of our investments in unconsolidated joint ventures and the book value of the underlying equity into equity in earnings from unconsolidated affiliates on a straight-line basis consistent with the lives of the underlying assets.

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

Fee income also includes management fees. These fees arise from contractual agreements with entities in which we have a noncontrolling interest. The management fees are recognized as earned under the respective agreements. Management and other fee income related to partially owned entities are recognized to the extent attributable to the unaffiliated interest.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013 and 2012

(a)	The interest rates for floating rate borrowings under the global revolving credit facility equal the applicable index plus a margin of 110 basis points and 125 basis points as of December 31, 2013 and 2012, respectively, which are based on the credit rating of our long-term debt.
(b)	The interest rates for base rate borrowings under the global revolving credit facility equal the U.S. Prime Rate plus a margin of 10 basis points and 25 basis points as of December 31, 2013 and 2012, respectively, which are based on the credit rating of our long-term debt.
(c)	Based on exchange rates of $1.37 to €1.00, $0.89 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY and $0.94 to 1.00 CAD, respectively, as of December 31, 2013.
(d)	Based on exchange rates of $1.63 to £1.00, $1.32 to €1.00, $0.82 to 1.00 SGD, $1.04 to 1.00 AUD and $0.13 to 1.00 HKD, respectively, as of December 31, 2012.
(3)	Interest rates are based on our senior unsecured debt ratings and are 120 basis points and 145 basis points over the applicable index for floating rate advances as of December 31, 2013 and 2012, respectively. Two six-month extensions are available, which we may exercise if certain conditions are met.
(4)	Balances as of December 31, 2013 and December 31, 2012 are as follows (balances, in thousands):

Denomination of Draw	Balance as of December 31, 2013		Weighted-average interest rate		Balance as of December 31, 2012		Weighted-average interest rate
U.S. dollar ($)	$410,905		1.37	%(b)	$410,905		1.66	%(d)
Singapore dollar (SGD)	180,918	(a)	1.40	%(b)	155,098	(c)	1.77	%(d)
British pound sterling (£)	200,216	(a)	1.72%		91,191	(c)	1.94%
Euro (€)	136,743	(a)	1.43%		65,305	(c)	1.56%
Australian dollar (AUD)	92,202	(a)	3.78%		35,340	(c)	4.57%

Total	$1,020,984		1.67	%(b)	$757,839		1.84	%(d)

(a)	Based on exchange rates of $0.79 to 1.00 SGD, $1.66 to £1.00, $1.37 to €1.00 and $0.89 to 1.00 AUD, respectively, as of December 31, 2013.
(b)	As of December 31, 2013, the weighted-average interest rate reflecting interest rate swaps was 1.92% (U.S. dollar), 2.00% (Singapore dollar) and 2.00% (Total). See Note 14 for further discussion on interest rate swaps.
(c)	Based on exchange rates of $0.82 to 1.00 SGD, $1.63 to £1.00, $1.32 to €1.00 and $1.04 to 1.00 AUD, respectively, as of December 31, 2012.
(d)	As of December 31, 2012, the weighted-average interest rate reflecting interest rate swaps was 2.17% (U.S. dollar), 2.38% (Singapore dollar) and 2.24% (Total). See Note 14 for further discussion on interest rate swaps.
(5)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of April 15, 2014, April 15, 2019 and April 15, 2024. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on April 18, 2014.
(6)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.
(7)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.
(8)	The Operating Partnership or its subsidiary provides a limited recourse guarantee with respect to this loan.

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

Our Management’s Report on Internal Control over Financial Reporting for Digital Realty Trust, Inc. and Digital Realty Trust, L.P. are included in Part II, Item 8, Financial Statements and Supplementary Data on pages 95 and 96.

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

ITEM 15.	EXHIBITS.

Exhibit Number	Description

2.1*	Share Sale and Purchase Agreement, dated June 26, 2012, relating to Sentrum Holdings Limited between Glen Moar Properties Limited, Abry Partners VI, LP, Abry Advanced Securities Fund, LP, Abry Advanced Securities Fund II, LP, Abry Investment Partnership, LP, Abry Senior Equity Co-Investment Fund, III LP and Abry Senior Equity III, LP, as Sellers, Digital Stout Holding, LLC, as Purchaser, Sentrum Holdings Limited, Sentrum Construction Management Limited and Digital Realty Trust, L.P., as Guarantor amended (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on December 21, 2012).

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 8, 2013).

3.2	Fourth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 21, 2012).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

3.4**	Twelfth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

4.1	Specimen Certificate for Common Stock for Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 26, 2004).

4.2	Specimen Certificate for Series D Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 11, 2008).

4.3	Specimen Certificate for Digital Realty Trust, Inc.’s 7.000% Series E Cumulative Redeemable Preferred Stock (incorporated by reference to Digital Realty Trust Inc.’s Registration Statement on Form 8-A filed on September 12, 2011).

4.4	Specimen Certificate for Digital Realty Trust, Inc.’s 6.625% Series F Cumulative Redeemable Preferred Stock (incorporated by reference to Digital Realty Trust Inc.’s Registration Statement on Form 8-A filed on March 30, 2012).

4.5	Registration Rights Agreement, dated as of October 27, 2004, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and the Unit Holders, as defined therein (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

4.6	Indenture, dated as of April 20, 2009, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 5.50% Exchangeable Senior Debentures due 2029 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 22, 2009).

4.7	Registration Rights Agreement, dated April 20, 2009, among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 22, 2009).

Exhibit Number	Description

4.8	Indenture, dated as of January 28, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wilmington Trust FSB, as trustee, including the form of 5.875% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on January 29, 2010).

4.9	Indenture, dated as of July 8, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 4.50% Notes due 2015 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on July 12, 2010).

4.10	Indenture, dated as of March 8, 2011, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on March 8, 2011).

4.11	Supplemental Indenture No. 1, dated as of March 8, 2011, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 5.250% Notes due 2021 and the guarantee (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on March 8, 2011).

4.12	Indenture, dated as of September 24, 2012, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on September 24, 2012).

4.13	Supplemental Indenture No. 1, dated as of September 24, 2012, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 3.625% Notes due 2022 and the guarantee (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on September 24, 2012).

4.14	Indenture, dated as of January 18, 2013, among Digital Stout Holding, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 4.250% Guaranteed Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on January 1, 2013).

4.15	Specimen Certificate for Digital Realty Trust, Inc.’s 5.875% Series G Cumulative Redeemable Preferred Stock (incorporated by reference to Digital Realty Trust, Inc.’s Registration Statement on Form 8-A filed on April 4, 2013).

10.1†	Form of Indemnification Agreement by and between Digital Realty Trust, Inc. and its directors and officers (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 13, 2004).

10.2	Contribution Agreement, dated as of July 31, 2004, by and among Digital Realty Trust, L.P., San Francisco Wave eXchange, LLC, Santa Clara Wave eXchange, LLC and eXchange colocation, LLC (incorporated by reference to Exhibit 10.12 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on September 17, 2004).

10.3†	Form of Profits Interest Units Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

Exhibit Number	Description

10.4†	Form of Digital Realty Trust, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.45 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.5†	Form of Class C Profits Interest Units Agreement (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.6†	First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Appendix A to Digital Realty Trust, Inc.’s definitive proxy statement on Schedule 14A filed on March 30, 2007).

10.7†	Form of 2008 Performance-Based Profits Interest Units Agreement (incorporated by reference to Exhibit 10.3 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.8†	First Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.9	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., the subsidiary guarantors named therein, Prudential Investment Management, Inc. and the Prudential Affiliates named therein (incorporated by reference to Exhibit 10.12 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 27, 2012).

10.10†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.11†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.3 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.12†	Form of Amendment to Employment Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.13†	Amended and Restated Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Scott E. Peterson (incorporated by reference to Exhibit 10.45 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.14†	First Amendment to Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust (incorporated by reference to Exhibit 10.46 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.15†	Second Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 6, 2009).

10.16†	Third Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2009).

10.17†	Second Amendment to Employment Agreement, dated as of June 9, 2010, among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.21 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

Exhibit Number	Description

10.18†	Third Amendment to Employment Agreement, dated as of November 12, 2010, among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.29 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 25, 2011).

10.19†	Employment Agreement, dated July 30, 2004, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and David J. Caron (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 9, 2011).

10.20†	First Amendment to Employment Agreement, dated December 4, 2008, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and David J. Caron (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 9, 2011).

10.21†	First Amendment to Class C Profits Interest Units Agreement dated as of July 25, 2011 by and between Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Richard A. Magnuson (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2011).

10.22†	First Amendment to Incentive Stock Option Agreement dated as of July 25, 2011 by and between Digital Realty Trust, Inc. and Richard A. Magnuson (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2011).

10.23†	Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2011).

10.24†	Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 7, 2012).

10.25†	Fourth Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 7, 2012).

10.26*	Term Loan Agreement, dated as of April 16, 2012, among Digital Realty Trust, L.P., Digital Realty Datafirm, LLC, Digital Luxembourg III S.à r.l., Digital Realty (Redhill) S.à r.l., Digital Realty (Blanchardstown) Limited, Digital Realty (Paris 2) SCI, and Digital Singapore Jurong East Pte. Ltd, as borrowers, and Digital Realty Trust, Inc., as guarantor, the banks, financial institutions and other institutional lenders listed therein, as the initial lenders, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book running managers, and Lloyds TSB Bank PLC, Royal Bank of Canada, Sumitomo Mitsui Banking Corporation, Suntrust Bank, U.S. Bank National Association, a national banking association, and Wells Fargo Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 7, 2012).

Exhibit Number	Description

10.27*	Amendment No. 1 to the Term Loan Agreement, dated as of August 15, 2013, among Digital Realty Trust, L.P., Digital Realty Datafirm, LLC, Digital Luxembourg II S.à r.l, Digital Luxembourg III S.à r.l., Digital Realty (Redhill) S.à r.l., Digital Realty (Blanchardstown) Limited, Digital Realty (Paris2) SCI, and Digital Singapore Jurong East Pte. Ltd, as borrowers, and Digital Realty Trust, Inc., as guarantor, the banks, financial institutions and other institutional lenders listed therein, as the lenders, and Citibank, N.A., as administrative agent (incorporated by reference to the Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 12, 2013).

10.28**	Amendment No. 2 to the Term Loan Agreement, dated as of December 11, 2013, among Digital Realty Trust, L.P., Digital Realty Datafirm, LLC, Digital Luxembourg II S.à r.l, Digital Luxembourg III S.à r.l., Digital Realty (Redhill) S.à r.l., Digital Realty (Blanchardstown) Limited, Digital Realty (Paris2) SCI, and Digital Singapore Jurong East Pte. Ltd, as borrowers, and Digital Realty Trust, Inc., as guarantor, the banks, financial institutions and other institutional lenders listed therein, as the lenders, and Citibank, N.A., as administrative agent.

10.29*	Global Senior Credit Agreement, dated as of August 15, 2013, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the subsidiary borrowers and guarantors named therein, Citibank, N.A., as administrative agent, Bank of America, N.A., and JPMorgan Chase Bank, N.A., as syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein (incorporated by reference to the Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 12, 2013).

10.30**	Amendment No. 1 to the Global Senior Credit Agreement, dated as of December 11, 2013, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the subsidiary borrowers and guarantors named therein, Citibank, N.A., as administrative agent, Bank of America, N.A., and JPMorgan Chase Bank, N.A., as syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein.

10.31	Amendment No. 1 to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of August 15, 2013, between Digital Realty Trust, L.P. and Prudential Investment Management, Inc. (incorporated by reference to the Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 12, 2013).

10.32**	Release of Guarantors, dated as of January 27, 2014 executed by Digital Realty Trust, L.P., Prudential Investment Management, Inc., and the other Purchasers party to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011.

10.33†**	Digital Realty Deferred Compensation Plan.

10.34†**	Form of Class D Profits Interest Unit Agreement.

10.35†**	Form of Performance-Based Restricted Stock Unit Agreement.

10.36†**	Form of Time-Based Restricted Stock Unit Agreement.

10.37†	Employment Agreement, dated June 14, 2010, between Digital Investment Management Pte. Ltd. and Kris Kumar (incorporated by reference to Exhibit 10.23 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 28, 2013).

12.1**	Statement of Computation of Ratios.

21.1**	List of Subsidiaries of Digital Realty Trust, Inc.

21.2**	List of Subsidiaries of Digital Realty Trust, L.P.

Exhibit Number	Description

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101**	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-K for the year ended December 31, 2013, formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; (ii) Consolidated Income Statements for each of the years in the three-year period ended December 31, 2013; (iii) Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for each of the years in the three-year period ended December 31, 2013; (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2013; and (v) Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the Securities and Exchange Commission.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

By:	/s/ JOSHUA A. MILLS
Joshua A. Mills Senior Vice President, General Counsel

Date: March 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Dennis E. Singleton	Chairman of the Board	March 3, 2014

* Michael F. Foust	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2014

* A. William Stein	Chief Financial Officer & Chief Investment Officer (Principal Financial Officer)	March 3, 2014

* Edward F. Sham	Sr. Vice President and Controller (Principal Accounting Officer)	March 3, 2014

* Laurence A. Chapman	Director	March 3, 2014

* Kathleen Earley	Director	March 3, 2014

* Ruann F. Ernst, Ph.D.	Director	March 3, 2014

* Kevin J. Kennedy	Director	March 3, 2014

* William G. LaPerch	Director	March 3, 2014

* Robert H. Zerbst	Director	March 3, 2014

*By:	/s/ JOSHUA A. MILLS Attorney in Fact	March 3, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By:	Digital Realty Trust, Inc., Its General Partner

By:	/S/ JOSHUA A. MILLS
Joshua A. Mills Senior Vice President, General Counsel

Date: March 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Dennis E. Singleton	Chairman of the Board	March 3, 2014

* Michael F. Foust	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2014

* A. William Stein	Chief Financial Officer & Chief Investment Officer (Principal Financial Officer)	March 3, 2014

* Edward F. Sham	Sr. Vice President and Controller (Principal Accounting Officer)	March 3, 2014

* Laurence A. Chapman	Director	March 3, 2014

* Kathleen Earley	Director	March 3, 2014

* Ruann F. Ernst, Ph.D.	Director	March 3, 2014

* Kevin J. Kennedy	Director	March 3, 2014

* William G. LaPerch	Director	March 3, 2014

* Robert H. Zerbst	Director	March 3, 2014

*By:	/s/ JOSHUA A. MILLS Attorney in Fact	March 3, 2014

Exhibit Index

Exhibit Number	Description

2.1*	Share Sale and Purchase Agreement, dated June 26, 2012, relating to Sentrum Holdings Limited between Glen Moar Properties Limited, Abry Partners VI, LP, Abry Advanced Securities Fund, LP, Abry Advanced Securities Fund II, LP, Abry Investment Partnership, LP, Abry Senior Equity Co-Investment Fund, III LP and Abry Senior Equity III, LP, as Sellers, Digital Stout Holding, LLC, as Purchaser, Sentrum Holdings Limited, Sentrum Construction Management Limited and Digital Realty Trust, L.P., as Guarantor amended (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on December 21, 2012).

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 8, 2013).

3.2	Fourth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 21, 2012).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

3.4**	Twelfth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P.

4.1	Specimen Certificate for Common Stock for Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 26, 2004).

4.2	Specimen Certificate for Series D Preferred Stock of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on February 11, 2008).

4.3	Specimen Certificate for Digital Realty Trust, Inc.’s 7.000% Series E Cumulative Redeemable Preferred Stock (incorporated by reference to Digital Realty Trust Inc.’s Registration Statement on Form 8-A filed on September 12, 2011).

4.4	Specimen Certificate for Digital Realty Trust, Inc.’s 6.625% Series F Cumulative Redeemable Preferred Stock (incorporated by reference to Digital Realty Trust Inc.’s Registration Statement on Form 8-A filed on March 30, 2012).

4.5	Registration Rights Agreement, dated as of October 27, 2004, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and the Unit Holders, as defined therein (incorporated by reference to Exhibit 10.2 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

4.6	Indenture, dated as of April 20, 2009, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 5.50% Exchangeable Senior Debentures due 2029 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 22, 2009).

4.7	Registration Rights Agreement, dated April 20, 2009, among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 22, 2009).

Exhibit Number	Description

4.8	Indenture, dated as of January 28, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wilmington Trust FSB, as trustee, including the form of 5.875% Notes due 2020 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on January 29, 2010).

4.9	Indenture, dated as of July 8, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 4.50% Notes due 2015 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on July 12, 2010).

4.10	Indenture, dated as of March 8, 2011, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on March 8, 2011).

4.11	Supplemental Indenture No. 1, dated as of March 8, 2011, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 5.250% Notes due 2021 and the guarantee (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on March 8, 2011).

4.12	Indenture, dated as of September 24, 2012, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on September 24, 2012).

4.13	Supplemental Indenture No. 1, dated as of September 24, 2012, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 3.625% Notes due 2022 and the guarantee (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on September 24, 2012).

4.14	Indenture, dated as of January 18, 2013, among Digital Stout Holding, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 4.250% Guaranteed Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on January 1, 2013).

4.15	Specimen Certificate for Digital Realty Trust, Inc.’s 5.875% Series G Cumulative Redeemable Preferred Stock (incorporated by reference to Digital Realty Trust, Inc.’s Registration Statement on Form 8-A filed on April 4, 2013).

10.1†	Form of Indemnification Agreement by and between Digital Realty Trust, Inc. and its directors and officers (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on October 13, 2004).

10.2	Contribution Agreement, dated as of July 31, 2004, by and among Digital Realty Trust, L.P., San Francisco Wave eXchange, LLC, Santa Clara Wave eXchange, LLC and eXchange colocation, LLC (incorporated by reference to Exhibit 10.12 to Digital Realty Trust, Inc.’s Registration Statement on Form S-11 (Registration No. 333-117865) filed on September 17, 2004).

10.3†	Form of Profits Interest Units Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

Exhibit Number	Description

10.4†	Form of Digital Realty Trust, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.45 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on December 13, 2004).

10.5†	Form of Class C Profits Interest Units Agreement (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.6†	First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Appendix A to Digital Realty Trust, Inc.’s definitive proxy statement on Schedule 14A filed on March 30, 2007).

10.7†	Form of 2008 Performance-Based Profits Interest Units Agreement (incorporated by reference to Exhibit 10.3 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.8†	First Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.9	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., the subsidiary guarantors named therein, Prudential Investment Management, Inc. and the Prudential Affiliates named therein (incorporated by reference to Exhibit 10.12 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 27, 2012).

10.10†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.11†	Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.3 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.12†	Form of Amendment to Employment Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.13†	Amended and Restated Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Scott E. Peterson (incorporated by reference to Exhibit 10.45 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.14†	First Amendment to Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and Michael F. Foust (incorporated by reference to Exhibit 10.46 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.15†	Second Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 6, 2009).

10.16†	Third Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2009).

10.17†	Second Amendment to Employment Agreement, dated as of June 9, 2010, among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.21 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010 (File No. 000-54023)).

Exhibit Number	Description

10.18†	Third Amendment to Employment Agreement, dated as of November 12, 2010, among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.29 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 25, 2011).

10.19†	Employment Agreement, dated July 30, 2004, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and David J. Caron (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 9, 2011).

10.20†	First Amendment to Employment Agreement, dated December 4, 2008, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and David J. Caron (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 9, 2011).

10.21†	First Amendment to Class C Profits Interest Units Agreement dated as of July 25, 2011 by and between Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Richard A. Magnuson (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2011).

10.22†	First Amendment to Incentive Stock Option Agreement dated as of July 25, 2011 by and between Digital Realty Trust, Inc. and Richard A. Magnuson (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2011).

10.23†	Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2011).

10.24†	Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 7, 2012).

10.25†	Fourth Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 7, 2012).

10.26*	Term Loan Agreement, dated as of April 16, 2012, among Digital Realty Trust, L.P., Digital Realty Datafirm, LLC, Digital Luxembourg III S.à r.l., Digital Realty (Redhill) S.à r.l., Digital Realty (Blanchardstown) Limited, Digital Realty (Paris 2) SCI, and Digital Singapore Jurong East Pte. Ltd, as borrowers, and Digital Realty Trust, Inc., as guarantor, the banks, financial institutions and other institutional lenders listed therein, as the initial lenders, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book running managers, and Lloyds TSB Bank PLC, Royal Bank of Canada, Sumitomo Mitsui Banking Corporation, Suntrust Bank, U.S. Bank National Association, a national banking association, and Wells Fargo Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 7, 2012).

Exhibit Number	Description

10.27*	Amendment No. 1 to the Term Loan Agreement, dated as of August 15, 2013, among Digital Realty Trust, L.P., Digital Realty Datafirm, LLC, Digital Luxembourg II S.à r.l, Digital Luxembourg III S.à r.l., Digital Realty (Redhill) S.à r.l., Digital Realty (Blanchardstown) Limited, Digital Realty (Paris2) SCI, and Digital Singapore Jurong East Pte. Ltd, as borrowers, and Digital Realty Trust, Inc., as guarantor, the banks, financial institutions and other institutional lenders listed therein, as the lenders, and Citibank, N.A., as administrative agent (incorporated by reference to the Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 12, 2013).

10.28**	Amendment No. 2 to the Term Loan Agreement, dated as of December 11, 2013, among Digital Realty Trust, L.P., Digital Realty Datafirm, LLC, Digital Luxembourg II S.à r.l, Digital Luxembourg III S.à r.l., Digital Realty (Redhill) S.à r.l., Digital Realty (Blanchardstown) Limited, Digital Realty (Paris2) SCI, and Digital Singapore Jurong East Pte. Ltd, as borrowers, and Digital Realty Trust, Inc., as guarantor, the banks, financial institutions and other institutional lenders listed therein, as the lenders, and Citibank, N.A., as administrative agent.

10.29*	Global Senior Credit Agreement, dated as of August 15, 2013, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the subsidiary borrowers and guarantors named therein, Citibank, N.A., as administrative agent, Bank of America, N.A., and JPMorgan Chase Bank, N.A., as syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein (incorporated by reference to the Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 12, 2013).

10.30**	Amendment No. 1 to the Global Senior Credit Agreement, dated as of December 11, 2013, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the subsidiary borrowers and guarantors named therein, Citibank, N.A., as administrative agent, Bank of America, N.A., and JPMorgan Chase Bank, N.A., as syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein.

10.31	Amendment No. 1 to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of August 15, 2013, between Digital Realty Trust, L.P. and Prudential Investment Management, Inc. (incorporated by reference to the Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 12, 2013).

10.32**	Release of Guarantors, dated as of January 27, 2014 executed by Digital Realty Trust, L.P., Prudential Investment Management, Inc., and the other Purchasers party to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011.

10.33†**	Digital Realty Deferred Compensation Plan.

10.34†**	Form of Class D Profits Interest Unit Agreement.

10.35†**	Form of Performance-Based Restricted Stock Unit Agreement.

10.36†**	Form of Time-Based Restricted Stock Unit Agreement.

10.37†	Employment Agreement, dated June 14, 2010, between Digital Investment Management Pte. Ltd. and Kris Kumar (incorporated by reference to Exhibit 10.23 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 28, 2013).

12.1**	Statement of Computation of Ratios.

21.1**	List of Subsidiaries of Digital Realty Trust, Inc.

21.2**	List of Subsidiaries of Digital Realty Trust, L.P.

Exhibit Number	Description

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101**	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-K for the year ended December 31, 2013, formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; (ii) Consolidated Income Statements for each of the years in the three-year period ended December 31, 2013; (iii) Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for each of the years in the three-year period ended December 31, 2013; (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2013; and (v) Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the Securities and Exchange Commission.
**	Previously Filed.