Form 10-Q
period 2014-03-31
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2014-05-12
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Digital Realty Trust, Inc.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Digital Realty Trust, L.P.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Digital Realty Trust, Inc.:

Class	Outstanding at May 6, 2014
Common Stock, $.01 par value per share	135,344,816

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2014 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of March 31, 2014, Digital Realty Trust, Inc. owned an approximate 97.6% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 2.4% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of Digital Realty Trust, Inc. As of March 31, 2014, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

To help investors understand the significant differences between the company and the operating partnership, this report presents the following separate sections for each of the company and the operating partnership:

•	Condensed consolidated financial statements;

•	the following notes to the condensed consolidated financial statements:

•	Debt of the company and Debt of the operating partnership;

•	Income per Share and Income per Unit; and

•	Equity and Accumulated Other Comprehensive Income (Loss), Net of the company and Capital and Accumulated Other Comprehensive Income (Loss) of the operating partnership;

•	Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Unregistered Sales of Equity Securities and Use of Proceeds.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$685,640	$693,791
Acquired ground leases	14,680	14,618
Buildings and improvements	8,834,693	8,680,677
Tenant improvements	490,697	490,492

Total investments in properties	10,025,710	9,879,578
Accumulated depreciation and amortization	(1,665,421)	(1,565,996)

Net investments in properties	8,360,289	8,313,582
Investment in unconsolidated joint ventures	81,411	70,504

Net investments in real estate	8,441,700	8,384,086
Cash and cash equivalents	70,242	56,808
Accounts and other receivables, net of allowance for doubtful accounts of $7,156 and $5,576 as of March 31, 2014 and December 31, 2013, respectively	181,433	181,163
Deferred rent	415,515	393,504
Acquired above-market leases, net	49,521	52,264
Acquired in-place lease value and deferred leasing costs, net	479,940	489,456
Deferred financing costs, net	34,295	36,475
Restricted cash	42,842	40,362
Assets held for sale	25,070	—
Other assets	64,836	51,627

Total assets	$9,805,394	$9,685,745

LIABILITIES AND EQUITY
Global revolving credit facility	$790,500	$724,668
Unsecured term loan	1,026,891	1,020,984
Unsecured senior notes, net of discount	2,368,848	2,364,232
Exchangeable senior debentures	266,400	266,400
Mortgage loans, net of premiums	554,742	585,608
Accounts payable and other accrued liabilities	614,645	662,687
Accrued dividends and distributions	—	102,509
Acquired below-market leases, net	123,152	130,269
Security deposits and prepaid rents	180,886	181,876
Liabilities associated with assets held for sale	3,610	—

Total liabilities	5,929,674	6,039,233

Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 70,000,000 shares authorized:
Series E Cumulative Redeemable Preferred Stock, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per share), 11,500,000 and 11,500,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	277,172	277,172
Series F Cumulative Redeemable Preferred Stock, 6.625%, $182,500 and $182,500 liquidation preference, respectively ($25.00 per share), 7,300,000 and 7,300,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	176,191	176,191
Series G Cumulative Redeemable Preferred Stock, 5.875%, $250,000 and $250,000 liquidation preference, respectively ($25.00 per share), 10,000,000 and 10,000,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	241,468	241,468
Series H Cumulative Redeemable Preferred Stock, 7.375%, $300,000 and $0 liquidation preference, respectively ($25.00 per share), 12,000,000 and 0 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	289,857	—
Common Stock: $0.01 par value, 215,000,000 shares authorized, 128,606,462 and 128,455,350 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	1,279	1,279
Additional paid-in capital	3,689,098	3,688,937
Accumulated dividends in excess of earnings	(857,779)	(785,222)
Accumulated other comprehensive income, net	13,947	10,691

Total stockholders’ equity	3,831,233	3,610,516

Noncontrolling Interests:
Noncontrolling interests in operating partnership	37,406	29,027
Noncontrolling interests in consolidated joint ventures	7,081	6,969

Total noncontrolling interests	44,487	35,996

Total equity	3,875,720	3,646,512

Total liabilities and equity	$9,805,394	$9,685,745

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Operating Revenues:
Rental	$305,786	$281,399
Tenant reimbursements	83,621	75,917
Fee income	1,183	806
Other	—	248

Total operating revenues	390,590	358,370

Operating Expenses:
Rental property operating	117,896	105,480
Property taxes	22,125	21,042
Insurance	2,422	2,205
Construction management	164	384
Change in fair value of contingent consideration	(3,403)	1,300
Depreciation and amortization	130,620	111,623
General and administrative	30,678	15,951
Transactions	81	1,763
Other	—	36

Total operating expenses	300,583	259,784

Operating income	90,007	98,586

Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	2,581	2,335
Gain on contribution of property to unconsolidated joint venture	1,906	—
Interest and other income	1,727	41
Interest expense	(47,374)	(48,078)
Tax expense	(1,838)	(1,203)
Loss from early extinguishment of debt	(292)	—

Net income	46,717	51,681
Net income attributable to noncontrolling interests	(805)	(970)

Net income attributable to Digital Realty Trust, Inc.	45,912	50,711
Preferred stock dividends	(11,726)	(8,054)

Net income available to common stockholders	$34,186	$42,657

Net income per share available to common stockholders:
Basic	$0.27	$0.34
Diluted	$0.26	$0.34

Weighted average common shares outstanding
Basic	128,535,995	126,445,285
Diluted	129,136,961	126,738,339

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$46,717	$51,681

Other comprehensive income (loss):
Foreign currency translation adjustments	3,819	(63,063)
Decrease in fair value of interest rate swaps	(1,343)	(124)
Reclassification to interest expense from interest rate swaps	846	1,741

Comprehensive income (loss)	50,039	(9,765)

Comprehensive (income) loss attributable to noncontrolling interests	(871)	194

Comprehensive income (loss) attributable to Digital Realty Trust, Inc.	$49,168	$(9,571)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Income, net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2013	$694,831	128,455,350	$1,279	$3,688,937	$(785,222)	$10,691	$3,610,516	$29,027	$6,969	$35,996	$3,646,512
Conversion of units to common stock	—	4,438	—	51	—	—	51	(51)	—	(51)	—
Issuance of unvested restricted stock, net of forfeitures	—	145,757	—	—	—	—	—	—	—	—	—
Common stock offering costs	—	—	—	(100)	—	—	(100)	—	—	—	(100)
Exercise of stock options	—	917	—	38	—	—	38	—	—	—	38
Issuance of series H preferred stock, net of offering costs	289,857	—	—	—	—	—	289,857	—	—	—	289,857
Amortization of unearned compensation regarding share-based awards	—	—	—	10,478	—	—	10,478	—	—	—	10,478
Reclassification of vested share-based awards	—	—	—	(10,306)	—	—	(10,306)	10,306	—	10,306	—
Dividends declared on preferred stock	—	—	—	—	(11,726)	—	(11,726)	—	—	—	(11,726)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(106,743)	—	(106,743)	(2,635)	—	(2,635)	(109,378)
Net income	—	—	—	—	45,912	—	45,912	693	112	805	46,717
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	3,743	3,743	76	—	76	3,819
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	(1,316)	(1,316)	(27)	—	(27)	(1,343)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	829	829	17	—	17	846

Balance as of March 31, 2014	$984,688	128,606,462	$1,279	$3,689,098	$(857,779)	$13,947	$3,831,233	$37,406	$7,081	$44,487	$3,875,720

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:

Net income	$46,717	$51,681
Adjustments to reconcile net income to net cash provided by operating activities:

Gain on contribution of investment property to unconsolidated joint venture	(1,906)	—
Equity in earnings of unconsolidated joint ventures	(2,581)	(2,335)
Change in fair value of accrued contingent consideration	(3,403)	1,300
Distributions from unconsolidated joint ventures	2,214	1,625
Write-off of net assets due to early lease terminations	—	(36)
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	111,142	93,286
Amortization of share-based unearned compensation	8,985	2,887
Allowance for doubtful accounts	1,580	1,100
Amortization of deferred financing costs	2,085	2,431
Loss on early extinguishment of debt	292	—
Amortization of debt discount/premium	385	160
Amortization of acquired in-place lease value and deferred leasing costs	19,478	18,338
Amortization of acquired above-market leases and acquired below-market leases	(2,788)	(3,045)
Changes in assets and liabilities:
Restricted cash	(1,589)	(62)
Accounts and other receivables	2,129	(15,584)
Deferred rent	(21,335)	(21,249)
Deferred leasing costs	(6,798)	(4,922)
Other assets	(14,227)	(10,858)
Accounts payable and other accrued liabilities	(26,051)	(28,858)
Security deposits and prepaid rents	2,082	3,182

Net cash provided by operating activities	116,411	89,041

Cash flows from investing activities:

Acquisitions of real estate	—	(77,935)
Proceeds from contribution of investment property to unconsolidated joint venture	11,408	—
Investment in unconsolidated joint ventures	(10,564)	(5,647)
Investment in equity securities	(5)	(12,549)
Deposits paid for acquisitions of real estate	—	(250)
Receipt of value added tax refund	425	1,990
Refundable value added tax paid	(2,289)	(1,914)
Change in restricted cash	(814)	(359)
Improvements to and advances for investments in real estate	(224,118)	(258,731)
Improvement advances to tenants	(2,499)	(1,010)
Collection of advances from tenants for improvements	912	767

Net cash used in investing activities	(227,544)	(355,638)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from financing activities:

Borrowings on revolving credit facility	$433,297	$492,643
Repayments on revolving credit facility	(371,351)	(657,095)
Borrowings on 4.250% unsecured senior notes due 2025	—	630,026
Principal payments on mortgage loans	(3,343)	(3,896)
Change in restricted cash	(68)	76
Payment of loan fees and costs	(150)	(5,272)
Capital contributions received from noncontrolling interests in consolidated joint ventures	—	45
Gross proceeds from the issuance of preferred stock	300,000	—
Common stock offering costs paid	(100)	(95)
Preferred stock offering costs paid	(10,143)	—
Proceeds from exercise of stock options	38	8
Payment of dividends to preferred stockholders	(11,726)	(8,054)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(211,887)	(195,940)

Net cash provided by financing activities	124,567	252,446

Net increase (decrease) in cash and cash equivalents	13,434	(14,151)
Cash and cash equivalents at beginning of period	56,808	56,281

Cash and cash equivalents at end of period	$70,242	$42,130

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Supplemental disclosure of cash flow information:

Cash paid for interest, including amounts capitalized	$67,824	$56,163
Cash paid for income taxes	863	60

Supplementary disclosure of noncash investing and financing activities:

Change in net assets related to foreign currency translation adjustments	$3,819	$(63,063)
Increase in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(1,343)	(124)
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	51	234
Preferred stock converted to shares of common stock	—	119,348
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	197,376	244,284
Additional accrual of contingent purchase price for investments in real estate	—	7,130
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	—	69,149
Acquired above-market leases	—	12
Acquired below-market leases	—	(2,087)
Acquired in-place lease value and deferred leasing costs	—	10,861

Cash paid for acquisition of real estate	$—	$77,935

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$685,640	$693,791
Acquired ground leases	14,680	14,618
Buildings and improvements	8,834,693	8,680,677
Tenant improvements	490,697	490,492

Total investments in properties	10,025,710	9,879,578
Accumulated depreciation and amortization	(1,665,421)	(1,565,996)

Net investments in properties	8,360,289	8,313,582
Investment in unconsolidated joint ventures	81,411	70,504

Net investments in real estate	8,441,700	8,384,086
Cash and cash equivalents	70,242	56,808
Accounts and other receivables, net of allowance for doubtful accounts of $7,156 and $5,576 as of March 31, 2014 and December 31, 2013, respectively	181,433	181,163
Deferred rent	415,515	393,504
Acquired above-market leases, net	49,521	52,264
Acquired in-place lease value and deferred leasing costs, net	479,940	489,456
Deferred financing costs, net	34,295	36,475
Restricted cash	42,842	40,362
Assets held for sale	25,070	—
Other assets	64,836	51,627

Total assets	$9,805,394	$9,685,745

LIABILITIES AND CAPITAL
Global revolving credit facility	$790,500	$724,668
Unsecured term loan	1,026,891	1,020,984
Unsecured senior notes, net of discount	2,368,848	2,364,232
Exchangeable senior debentures	266,400	266,400
Mortgage loans, net of premiums	554,742	585,608
Accounts payable and other accrued liabilities	614,645	662,687
Accrued dividends and distributions	—	102,509
Acquired below-market leases, net	123,152	130,269
Security deposits and prepaid rents	180,886	181,876
Liabilities associated with assets held for sale	3,610	—

Total liabilities	5,929,674	6,039,233

Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Series E Cumulative Redeemable Preferred Units, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per unit), 11,500,000 and 11,500,000 units issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	277,172	277,172
Series F Cumulative Redeemable Preferred Units, 6.625%, $182,500 and $182,500 liquidation preference, respectively ($25.00 per unit), 7,300,000 and 7,300,000 units issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	176,191	176,191
Series G Cumulative Redeemable Preferred Units, 5.875%, $250,000 and $250,000 liquidation preference, respectively ($25.00 per unit), 10,000,000 and 10,000,000 units issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	241,468	241,468
Series H Cumulative Redeemable Preferred Units, 7.375%, $300,000 and $0 liquidation preference, respectively ($25.00 per unit), 12,000,000 and 0 units issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	289,857	—
Common units:	—	—
128,606,462 and 128,455,350 units issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	2,832,598	2,904,994
Limited partners, 1,491,814 and 1,491,814 common units, 1,236,428 and 1,077,838 profits interest units and 397,369 and 397,369 class C units outstanding as of March 31, 2014 and December 31, 2013, respectively	39,574	31,261
Accumulated other comprehensive income	11,779	8,457

Total partners’ capital	3,868,639	3,639,543
Noncontrolling interests in consolidated joint ventures	7,081	6,969

Total capital	3,875,720	3,646,512

Total liabilities and capital	$9,805,394	$9,685,745

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2014	2013
Operating Revenues:
Rental	$305,786	$281,399
Tenant reimbursements	83,621	75,917
Fee income	1,183	806
Other	—	248

Total operating revenues	390,590	358,370

Operating Expenses:
Rental property operating	117,896	105,480
Property taxes	22,125	21,042
Insurance	2,422	2,205
Construction management	164	384
Change in fair value of contingent consideration	(3,403)	1,300
Depreciation and amortization	130,620	111,623
General and administrative	30,678	15,951
Transactions	81	1,763
Other	—	36

Total operating expenses	300,583	259,784

Operating income	90,007	98,586

Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	2,581	2,335
Gain on contribution of property to unconsolidated joint venture	1,906	—
Interest and other income	1,727	41
Interest expense	(47,374)	(48,078)
Tax expense	(1,838)	(1,203)
Loss from early extinguishment of debt	(292)	—

Net income	46,717	51,681
Net (income) loss attributable to noncontrolling interests in consolidated joint ventures	(112)	(146)

Net income attributable to Digital Realty Trust, L.P.	46,605	51,535
Preferred units distributions	(11,726)	(8,054)

Net income available to common unitholders	$34,879	$43,481

Net income per unit available to common unitholders:
Basic	$0.27	$0.34
Diluted	$0.26	$0.34

Weighted average common units outstanding:
Basic	131,142,664	128,888,041
Diluted	131,743,630	129,181,095

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$46,717	$51,681
Other comprehensive income (loss):
Foreign currency translation adjustments	3,819	(63,063)
Decrease in fair value of interest rate swaps	(1,343)	(124)
Reclassification to interest expense from interest rate swaps	846	1,741

Comprehensive income (loss)	$50,039	$(9,765)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2013	28,800,000	$694,831	128,455,350	$2,904,994	2,967,021	$31,261	$8,457	$6,969	$3,646,512
Conversion of limited partner common units to general partner common units	—	—	4,438	51	(4,438)	(51)	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	145,757	—	—	—	—	—	—
Common stock offering costs	—	—	—	(100)	—	—	—	—	(100)
Issuance of common units in connection with the exercise of stock options	—	—	917	38	—	—	—	—	38
Issuance of common units, net of forfeitures	—	—	—	—	163,028	—	—	—	—
Net proceeds from issuance of series H preferred units	12,000,000	289,857	—	—	—	—	—	—	289,857
Amortization of unearned compensation regarding share-based awards	—	—	—	10,478	—	—	—	—	10,478
Reclassification of vested share-based awards	—	—	—	(10,306)	—	10,306	—	—	—
Distributions	—	(11,726)	—	(106,743)	—	(2,635)	—	—	(121,104)
Net income	—	11,726	—	34,186	—	693	—	112	46,717
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	3,819	—	3,819
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(1,343)	—	(1,343)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	846	—	846

Balance as of March 31, 2014	40,800,000	$984,688	128,606,462	$2,832,598	3,125,611	$39,574	$11,779	$7,081	$3,875,720

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:

Net income	$46,717	$51,681
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on contribution of investment property to unconsolidated joint venture	(1,906)	—

Equity in earnings of unconsolidated joint ventures	(2,581)	(2,335)
Change in fair value of accrued contingent consideration	(3,403)	1,300
Distributions from unconsolidated joint ventures	2,214	1,625
Write-off of net assets due to early lease terminations	—	(36)
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	111,142	93,286
Amortization of share-based unearned compensation	8,985	2,887
Allowance for doubtful accounts	1,580	1,100
Amortization of deferred financing costs	2,085	2,431
Loss on early extinguishment of debt	292	—
Amortization of debt discount/premium	385	160
Amortization of acquired in-place lease value and deferred leasing costs	19,478	18,338
Amortization of acquired above-market leases and acquired below-market leases	(2,788)	(3,045)
Changes in assets and liabilities:
Restricted cash	(1,589)	(62)
Accounts and other receivables	2,129	(15,584)
Deferred rent	(21,335)	(21,249)
Deferred leasing costs	(6,798)	(4,922)
Other assets	(14,227)	(10,858)
Accounts payable and other accrued liabilities	(26,051)	(28,858)
Security deposits and prepaid rents	2,082	3,182

Net cash provided by operating activities	116,411	89,041

Cash flows from investing activities:

Acquisitions of real estate	—	(77,935)
Proceeds from contribution of investment property to unconsolidated joint venture	11,408	—
Investment in unconsolidated joint ventures	(10,564)	(5,647)
Investment in equity securities	(5)	(12,549)
Deposits paid for acquisitions of real estate	—	(250)
Receipt of value added tax refund	425	1,990
Refundable value added tax paid	(2,289)	(1,914)
Change in restricted cash	(814)	(359)
Improvements to and advances for investments in real estate	(224,118)	(258,731)
Improvement advances to tenants	(2,499)	(1,010)
Collection of advances from tenants for improvements	912	767

Net cash used in investing activities	(227,544)	(355,638)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from financing activities:
Borrowings on revolving credit facility	$433,297	$492,643
Repayments on revolving credit facility	(371,351)	(657,095)
Borrowings on 4.250% unsecured senior notes due 2025	—	630,026
Principal payments on mortgage loans	(3,343)	(3,896)
Change in restricted cash	(68)	76
Payment of loan fees and costs	(150)	(5,272)
Capital contributions received from noncontrolling interests in consolidated joint ventures	—	45
General partner contributions	289,795	(87)
Payment of distributions to preferred unitholders	(11,726)	(8,054)
Payment of distributions to common unitholders	(211,887)	(195,940)

Net cash provided by financing activities	124,567	252,446

Net increase (decrease) in cash and cash equivalents	13,434	(14,151)
Cash and cash equivalents at beginning of period	56,808	56,281

Cash and cash equivalents at end of period	$70,242	$42,130

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Supplemental disclosure of cash flow information:

Cash paid for interest, including amounts capitalized	$67,824	$56,163
Cash paid for income taxes	863	60

Supplementary disclosure of noncash investing and financing activities:

Change in net assets related to foreign currency translation adjustments	3,819	(63,063)
Increase in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(1,343)	(124)
Preferred units converted to common units	—	119,348
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	197,376	244,284
Additional accrual of contingent purchase price for investments in real estate	—	7,130

Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	—	69,149
Acquired above-market leases	—	12
Acquired below-market leases	—	(2,087)
Acquired in-place lease value and deferred leasing costs	—	10,861

Cash paid for acquisition of real estate	$—	$77,935

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 and 2013

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is engaged in the business of owning, acquiring, developing and managing technology-related real estate. The Company is focused on providing customer driven datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from financial services, cloud and information technology services, to manufacturing, energy, health care and consumer products. As of March 31, 2014, our portfolio consisted of 131 properties, including 13 properties held as investments in unconsolidated joint ventures and developable land, of which 104 are located throughout North America, 22 are located in Europe, three are located in Australia and two are located in Asia. We are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the United States, Amsterdam, Dublin, London and Paris markets in Europe and Singapore, Sydney, Melbourne, Hong Kong and Osaka markets in the Asia Pacific region. The portfolio consists of Internet gateway and corporate datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of March 31, 2014, Digital Realty Trust, Inc. owns a 97.6% common interest and a 100% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.

2. Summary of Significant Accounting Policies

(a) Principles of Consolidation and Basis of Presentation

The accompanying interim condensed consolidated financial statements include all of the accounts of Digital Realty Trust, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. Intercompany balances and transactions have been eliminated.

The accompanying interim condensed consolidated financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature, except as otherwise indicated. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K, as amended, for the year ended December 31, 2013.

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

March 31, 2014 and 2013

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

To help investors understand the significant differences between the Company and the Operating Partnership, these consolidated financial statements present the following separate sections for each of the Company and the Operating Partnership:

•	condensed consolidated face financial statements; and

•	the following notes to the condensed consolidated financial statements:

•	Debt of the Company and Debt of the Operating Partnership;

•	Income per Share and Income per Unit; and

•	Equity and Accumulated Other Comprehensive Loss, Net of the Company and Capital and Accumulated Other Comprehensive Income (Loss) of the Operating Partnership.

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

(b) Cash Equivalents

For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of March 31, 2014, cash equivalents consist of investments in money market instruments.

(c) Investment in Unconsolidated Joint Ventures

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

(d) Capitalization of Costs

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

March 31, 2014 and 2013

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

During the three months ended March 31, 2014 and 2013, we capitalized interest of approximately $5.3 million and $5.3 million, respectively. During the three months ended March 31, 2014 and 2013, we capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $12.4 million and $10.1 million, respectively. Cash flows from capitalized leasing costs of $9.6 million and $10.8 million are included in improvements to and advances for investments in real estate in cash flows from investing activities in the condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013, respectively.

(e) Share-Based Compensation

The Company measures all share-based compensation awards at fair value on the date they are granted to employees and directors, and recognizes compensation cost, net of forfeitures, over the requisite service period for awards with only a service condition. The estimated fair value of the long-term incentive units and Class D Units (discussed in note 13) granted by us is being amortized on a straight-line basis over the expected service period.

The fair value of share-based compensation awards that contain a market condition is measured using a lattice model and not adjusted based on actual achievement of the performance goals.

(f) Income Taxes

Digital Realty Trust, Inc. has elected to be treated as a real estate investment trust (a “REIT”) for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. generally is not required to pay federal corporate income tax to the extent taxable income is currently distributed to its stockholders. If Digital Realty Trust, Inc. fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

The Company is subject to foreign, state and local income taxes in the jurisdictions in which it conducts business. The Company’s U.S. consolidated taxable REIT subsidiary is subject to both federal and state income taxes to the extent there is taxable income. Accordingly, the Company recognizes current and deferred income taxes for its taxable REIT subsidiaries, certain states and non-U.S. jurisdictions, as appropriate.

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of March 31, 2014 and December 31, 2013, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated income statements. For the three months ended March 31, 2014 and 2013, we had no such interest or penalties. The tax year 2010 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.

See Note 10 for further discussion on income taxes.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

(g) Presentation of Transactional-based Taxes

We account for transactional-based taxes, such as value added tax, or VAT, for our international properties on a net basis.

(h) Fee Income

Occasionally, customers engage the company for certain services. The nature of these services historically involves property management, construction management, and assistance with financing. The proper revenue recognition of these services can be different, depending on whether the arrangements are service revenue or contractor type revenue.

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

(i) Assets and Liabilities Measured at Fair Value

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

March 31, 2014 and 2013

(j) Transactions Expense

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

Operating revenues from properties in the United States were $295.2 million and $274.0 million and outside the United States were $95.4 million and $84.4 million for the three months ended March 31, 2014 and 2013, respectively. We had long-lived assets located in the United States of $5.7 billion and $5.6 billion and outside the United States of $2.7 billion and $2.7 billion as of March 31, 2014 and December 31, 2013, respectively.

Operating revenues from properties located in the United Kingdom were $54.9 million and $47.3 million, or 14.1% and 13.2% of total operating revenues, for the three months ended March 31, 2014 and 2013, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these periods. We had long-lived assets located in the United Kingdom of $1.7 billion and $1.8 billion, or 20.8% and 21.1% of total long-lived assets, as of March 31, 2014 and December 31, 2013, respectively. No other foreign country comprised more than 10% of total long-lived assets as of March 31, 2014 and December 31, 2013.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

(m) Reclassifications

Certain reclassifications to prior year amounts have been made to conform to the current year presentation. During the three months ended March 31, 2013, $1.3 million was reclassified from rental property operating and maintenance expense to change in fair value of contingent consideration.

(n) Recent Accounting Pronouncements

In April 2014, Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, was issued which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. As permitted by the standard, the Company has elected to early adopt the provisions of ASU 2014-08 as of January 1, 2014 and will apply the provisions prospectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

3. Investments in Real Estate

We acquired no real estate properties during the three months ended March 31, 2014.

On April 7, 2014, a wholly-owned subsidiary of the Operating Partnership sold 6 Braham Street to the tenant for £25.0 million (or approximately $41.5 million based on the exchange rate as of April 7, 2014). The transaction after costs and various tenant prepayments resulted in net proceeds of approximately £22.6 million (or approximately $37.5 million based on the exchange rate as of April 7, 2014) and a net gain of approximately £9.5 million (or approximately $15.8 million based on the exchange rate as of April 7, 2014), which will be recognized in the three month period ended June 30, 2014. The transaction includes substantially all of the assets of 6 Braham Street and we expect no further cash flows following the sale date.

The property was identified as held for sale on March 21, 2014 when we entered into a Heads of Terms agreement with the buyer. 6 Braham Street was not a significant component of our United Kingdom portfolio nor does the sale of 6 Braham represent a significant shift in our strategy.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

4. Investment in Unconsolidated Joint Ventures

As of March 31, 2014, our investment in unconsolidated joint ventures consists of effective 50% interests in joint ventures that own a data center property at 2001 Sixth Avenue in Seattle, Washington, a data center property at 2020 Fifth Avenue in Seattle, Washington and a development property at 33 Chun Choi Street in Hong Kong, and a 20% interest in a joint venture with an investment fund managed by Prudential Real Estate Investors (PREI®). The following tables present summarized financial information for the joint ventures as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 (unaudited, in thousands):

	As of March 31, 2014					Three Months Ended March 31, 2014
2014	Net Investment in Properties	Total Assets	Mortgage Loans	Total Liabilities	Equity / (Deficit)	Revenues	Property Operating Expense	Net Operating Income	Net Income (Loss)
Total unconsolidated joint ventures	$625,075	$728,716	$360,581	$458,986	$269,730	$21,919	$(5,009)	$16,910	$5,894

Our investment in and share of equity in earnings of unconsolidated joint ventures					$81,411				$2,581

	As of December 31, 2013					Three Months Ended March 31, 2013
2013	Net Investment in Properties	Total Assets	Mortgage Loans	Total Liabilities	Equity / (Deficit)	Revenues	Property Operating Expense	Net Operating Income	Net Income (Loss)
Total unconsolidated joint ventures	$584,837	$676,015	$337,953	$444,062	$231,953	$11,099	$(2,687)	$8,412	$4,931

Our investment in and share of equity in earnings of unconsolidated joint ventures					$70,504				$2,335

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

PREI ® Joint Venture

On March 5, 2014, we contributed the 636 Pierce Street property, which was acquired in December 2013, to the PREI® Joint Venture that was initially formed in September 2013. The property was valued at approximately $40.4 million and subject to $26.1 million in debt, which the joint venture assumed. PREI® contributed approximately $11.4 million in cash for their 80% share of the net asset value of $14.3 million. Subsequent to the closing, the joint venture refinanced the existing debt with $23.0 million drawn from the joint venture’s bank facility. Including the refinance costs, PREI® contributed $17.5 million for the 636 Pierce Street property, bringing their contributed capital in the joint venture to $164.8 million.

The transaction produced a $1.9 million gain for the Company representing the difference between the $11.4 million of cash proceeds received by the Company for their 80% share of the net asset less the Company’s book value.

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

March 31, 2014 and 2013

5. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (acquired in-place lease value and acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of March 31, 2014 and December 31, 2013.

	Balance as of
(Amounts in thousands)	March 31, 2014	December 31, 2013
Acquired in-place lease value:
Gross amount	$721,961	$725,458
Accumulated amortization	(438,789)	(423,549)

Net	$283,172	$301,909

Acquired above-market leases:
Gross amount	$133,064	$132,750
Accumulated amortization	(83,543)	(80,486)

Net	$49,521	$52,264

Acquired below-market leases:
Gross amount	$290,365	$291,638
Accumulated amortization	(167,213)	(161,369)

Net	$123,152	$130,269

Amortization of acquired below-market lease value, net of acquired above-market lease value, resulted in an increase to rental revenues of $2.8 million and $3.0 million for the three months ended March 31, 2014 and 2013, respectively. The expected average remaining lives for acquired below-market leases and acquired above-market leases is 6.5 years and 4.3 years, respectively, as of March 31, 2014. Estimated annual amortization of acquired below-market lease value, net of acquired above-market lease value, for each of the five succeeding years and thereafter, commencing April 1, 2014 is as follows:

(Amounts in thousands)
Remainder of 2014	$7,171
2015	8,862
2016	7,540
2017	6,038
2018	4,419
Thereafter	39,601

Total	$73,631

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

Amortization of acquired in-place lease value (a component of depreciation and amortization expense) was $15.1 million and $14.9 million for the three months ended March 31, 2014 and 2013, respectively. The expected average amortization period for acquired in-place lease value is 6.4 years as of March 31, 2014. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 5.0 years as of March 31, 2014. Estimated annual amortization of acquired in-place lease value for each of the five succeeding years and thereafter, commencing April 1, 2014 is as follows:

(Amounts in thousands)
Remainder of 2014	$39,761
2015	44,295
2016	41,180
2017	28,363
2018	25,997
Thereafter	103,576

Total	$283,172

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

7. Debt of the Operating Partnership

A summary of outstanding indebtedness of the Operating Partnership as of March 31, 2014 and December 31, 2013 is as follows (in thousands):

Indebtedness	Interest Rate at March 31, 2014	Maturity Date	Principal Outstanding March 31, 2014		Principal Outstanding December 31, 2013
Global revolving credit facility	Various (1)	Nov. 3, 2017	$790,500	(2)	$724,668	(2)

Unsecured term loan	Various (3)(8)	Apr. 16, 2017	$1,026,891	(4)	$1,020,984	(4)

Unsecured senior notes:
Prudential Shelf Facility:
Series C	9.680%	Jan. 6, 2016	25,000		25,000
Series D	4.570%	Jan. 20, 2015	50,000		50,000
Series E	5.730%	Jan. 20, 2017	50,000		50,000
Series F	4.500%	Feb. 3, 2015	17,000		17,000

Total Prudential Shelf Facility			142,000		142,000
Senior Notes:
4.50% notes due 2015	4.500%	Jul. 15, 2015	375,000		375,000
5.875% notes due 2020	5.875%	Feb. 1, 2020	500,000		500,000
5.25% notes due 2021	5.250%	Mar. 15, 2021	400,000		400,000
3.625% notes due 2022	3.625%	Oct. 1, 2022	300,000		300,000
4.25% notes due 2025	4.250%	Jan. 17, 2025	666,480	(9)	662,280	(9)
Unamortized discounts			(14,632)		(15,048)

Total senior notes, net of discount			2,226,848		2,222,232

Total unsecured senior notes, net of discount			2,368,848		2,364,232

Exchangeable senior debentures:
5.50% exchangeable senior debentures due 2029	5.500%	Apr. 15, 2029(5)	266,400		266,400

Total exchangeable senior debentures			266,400		266,400

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

Indebtedness	Interest Rate at March 31, 2014	Maturity Date	Principal Outstanding March 31, 2014		Principal Outstanding December 31, 2013

Mortgage loans:
Secured Term Debt (6)(7)	5.65%	Nov. 11, 2014	$132,157		$132,966
200 Paul Avenue 1-4 (7)	5.74%	Oct. 8, 2015	70,198		70,713
2045 & 2055 LaFayette Street (7)	5.93%	Feb. 6, 2017	63,351		63,623
34551 Ardenwood Boulevard 1-4 (7)	5.95%	Nov. 11, 2016	51,942		52,152
1100 Space Park Drive (7)	5.89%	Dec. 11, 2016	51,904		52,115
600 West Seventh Street	5.80%	Mar. 15, 2016	49,127		49,548
150 South First Street (7)	6.30%	Feb. 6, 2017	49,896		50,097
2334 Lundy Place (7)	5.96%	Nov. 11, 2016	37,778		37,930
Cressex 1 (10)	5.68%	Oct. 16, 2014	28,636	(9)	28,583	(9)
636 Pierce Street	5.27%	Apr. 15, 2023	—	(11)	26,327
8025 North Interstate 35	4.09%	Mar. 6, 2016	6,251		6,314
Manchester Technopark (10)	5.68%	Oct. 16, 2014	8,712	(9)	8,695	(9)
731 East Trade Street	8.22%	Jul. 1, 2020	4,101		4,186
Unamortized net premiums			689		2,359

Total mortgage loans, net of premiums			554,742		585,608

Total indebtedness			$5,007,381		$4,961,892

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

(1)	The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin of 110 basis points, which is based on the credit rating of our long-term debt. An annual facility fee of 20 basis points, which is based on the credit rating of our long-term debt, is due and payable quarterly on the total commitment amount of the facility. Two six-month extensions are available, which we may exercise if certain conditions are met.
(2)	Balances as of March 31, 2014 and December 31, 2013 are as follows (balances, in thousands):

Denomination of Draw	Balance as of March 31, 2014		Weighted-average interest rate	Balance as of December 31, 2013		Weighted-average interest rate
Floating Rate Borrowing (a)
U.S. dollar ($)	$397,000		1.25%	$466,000		1.27%
British pound sterling (£)	126,631	(c)	1.60%	—		—
Euro (€)	74,353	(c)	1.33%	78,335	(d)	1.33%
Australian dollar (AUD)	73,185	(c)	3.73%	67,212	(d)	3.70%
Hong Kong dollar (HKD)	66,677	(c)	1.31%	57,390	(d)	1.31%
Japanese yen (JPY)	13,174	(c)	1.20%	12,858	(d)	1.21%
Canadian dollar (CAD)	34,480	(c)	2.32%	14,873	(d)	2.32%

Total	$785,500		1.60%	$696,668		1.53%

Base Rate Borrowing (b)

U.S. dollar ($)	$5,000		3.35%	$28,000		3.35%

Total borrowings	$790,500		1.61%	$724,668		1.60%

(a)	The interest rates for floating rate borrowings under the global revolving credit facility equal the applicable index plus a margin of 110 basis points, which is based on the credit rating of our long-term debt.
(b)	The interest rates for base rate borrowings under the global revolving credit facility equal the U.S. Prime Rate plus a margin of 10 basis points, which is based on the credit rating of our long-term debt.
(c)	Based on exchange rates of $1.67 to £1.00, $1.38 to €1.00, $0.93 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY and $0.90 to 1.00 CAD, respectively, as of March 31, 2014.
(d)	Based on exchange rates of $1.37 to €1.00, $0.89 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY and $0.94 to 1.00 CAD, respectively, as of December 31, 2013.

(3)	Interest rates are based on our senior unsecured debt ratings and are 120 basis points over the applicable index for floating rate advances. Two six-month extensions are available, which we may exercise if certain conditions are met.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

(4)	Balances as of March 31, 2014 and December 31, 2013 are as follows (balances, in thousands):

Denomination of Draw	Balance as of March 31, 2014		Weighted-average interest rate		Balance as of December 31, 2013		Weighted-average interest rate
U.S. dollar ($)	$410,905		1.36	% (b)	$410,905		1.37	% (d)
Singapore dollar (SGD)	181,710	(a)	1.42	% (b)	180,918	(c)	1.40	% (d)
British pound sterling (£)	201,485	(a)	1.72%		200,216	(c)	1.72%
Euro (€)	137,001	(a)	1.43%		136,743	(c)	1.43%
Australian dollar (AUD)	95,790	(a)	3.82%		92,202	(c)	3.78%

Total	$1,026,891		1.68	% (b)	$1,020,984		1.67	% (d)

(a)	Based on exchange rates of $0.80 to 1.00 SGD, $1.67 to £1.00, $1.38 to €1.00 and $0.93 to 1.00 AUD, respectively, as of March 31, 2014.
(b)	As of March 31, 2014, the weighted-average interest rate reflecting interest rate swaps was 1.92% (U.S. dollar), 2.00% (Singapore dollar) and 2.01% (Total). See Note 14 for further discussion on interest rate swaps.
(c)	Based on exchange rates of $0.79 to 1.00 SGD, $1.66 to £1.00, $1.37 to €1.00 and $0.89 to 1.00 AUD, respectively, as of December 31, 2013.
(d)	As of December 31, 2013, the weighted-average interest rate reflecting interest rate swaps was 1.92% (U.S. dollar), 2.00% (Singapore dollar) and 2.00% (Total). See Note 14 for further discussion on interest rate swaps.

(5)	The 2029 Debentures were redeemed in April 2014.
(6)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.
(7)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.
(8)	We have entered into interest rate swap agreements as a cash flow hedge for interest generated by the U.S. dollar and Singapore dollar tranches of the unsecured term loan. See note 14 for further information.
(9)	Based on exchange rate of $1.67 to £1.00 as of March 31, 2014 and $1.66 to £1.00 as of December 31, 2013.
(10)	These loans are also secured by a £7.8 million letter of credit. These loans are cross-collateralized by the two properties.
(11)	On March 5, 2014, we contributed this property to our joint venture with an investment fund managed by Prudential Real Estate Investors which was formed in September 2013. Also on March 5, 2014, the joint venture assumed the debt and repaid in full the outstanding balance of $26.1 million on the mortgage loan.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

Global Revolving Credit Facility

On August 15, 2013, the Operating Partnership refinanced its revolving credit facility, which we refer to as the global revolving credit facility, increasing its total borrowing capacity to $2.0 billion from $1.8 billion. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to $2.55 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on November 3, 2017, with two six-month extension options. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit rating of our long-term debt and is currently 110 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit rating of our long-term debt, is currently 20 basis points, and payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling, Swiss franc, Japanese yen and Mexican peso denominations. As of March 31, 2014, borrowings under the global revolving credit facility bore interest at an overall blended rate of 1.61% comprised of 1.25% (U.S. dollars), 1.60% (British pound sterling), 1.33% (Euros), 3.73% (Australian dollars), 1.31% (Hong Kong dollars), 1.20% (Japanese yen) and 2.32% (Canadian dollars). The interest rates are based on 1-month LIBOR, 1-month GBP LIBOR, 1-month EURIBOR, 1-month BBR, 1-month HIBOR, 1-month JPY LIBOR and 1-month CDOR, respectively, plus a margin of 1.10%. The facility also bore a base borrowing rate of 3.35% (USD) which is based on U.S. Prime Rate plus a margin of 0.10%. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and to provide for working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of March 31, 2014, we have capitalized approximately $18.0 million of financing costs related to the global revolving credit facility. As of March 31, 2014, approximately $790.5 million was drawn under this facility and $23.1 million of letters of credit were issued.

The global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of March 31, 2014, we were in compliance with all of such covenants.

Unsecured Term Loan

On August 15, 2013, we refinanced the senior unsecured multi-currency term loan facility, increasing its total borrowing capacity to $1.0 billion from $750.0 million, and pursuant to the accordion feature total commitments can be increased up to $1.1 billion, subject to the receipt of lender commitments and other conditions precedent. The facility matures on April 16, 2017, with two six-month extension options. Interest rates are based on our senior unsecured debt ratings and are currently 120 basis points over the applicable index for floating rate advances. Funds may be drawn in U.S, Singapore and Australian dollars, as well as Euro and British pound sterling denominations with the option to add Hong Kong dollars and Japanese yen upon an accordion exercise. Based on exchange rates in effect at March 31, 2014, the balance outstanding is approximately $1,026.9 million. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under this loan are consistent with our global revolving credit facility and, as of March 31, 2014, we were in compliance with all of such covenants. As of March 31, 2014, we have capitalized approximately $8.4 million of financing costs related to the unsecured term loan.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

Exchangeable Senior Debentures

5.50% Exchangeable Senior Debentures due 2029

On April 20, 2009, the Operating Partnership issued $266.4 million of its 5.50% exchangeable senior debentures due April 15, 2029 (the 2029 Debentures). Costs incurred to issue the 2029 Debentures were approximately $7.8 million. These costs were amortized over a period of five years, which represented the estimated term of the 2029 Debentures, and are included in deferred financing costs, net in the condensed consolidated balance sheet. The 2029 Debentures were general unsecured senior obligations of the Operating Partnership, ranked equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and were fully and unconditionally guaranteed by Digital Realty Trust, Inc.

Interest was payable on October 15 and April 15 of each year beginning October 15, 2009 until the maturity date of April 15, 2029. The 2029 Debentures bore interest at 5.50% per annum and were exchangeable for shares of Digital Realty Trust, Inc. common stock at an exchange rate that was initially 23.2558 shares per $1,000 principal amount of 2029 Debentures. The exchange rate on the 2029 Debentures was subject to adjustment for certain events, including, but not limited to, certain dividends on Digital Realty Trust, Inc. common stock in excess of $0.33 per share per quarter (the “reference dividend”). Effective December 11, 2013, the exchange rate had been adjusted to 25.5490 shares per $1,000 principal amount of 2029 Debentures as a result of the aggregate dividends in excess of the reference dividend that Digital Realty Trust, Inc. declared and paid on its common stock beginning with the quarter ended September 30, 2013 and through the quarter ended December 31, 2013. Due to the fact that the exchange feature for the 2029 Debentures had to be settled in the common stock of Digital Realty Trust, Inc., accounting guidance on convertible debt instruments that requires the principal amount to be settled in cash upon conversion did not apply.

On March 17, 2014, we commenced an offer to repurchase, at the option of each holder, any and all of the outstanding 2029 Debentures at a price equal to 100% of the principal amount, as required by the terms of the indenture governing the 2029 Debentures. The repurchase offer expired on April 11, 2014. No 2029 Debentures were repurchased pursuant to this offer. On March 17, 2014, we also distributed a Notice of Redemption to the holders of the 2029 Debentures that the Operating Partnership intended to redeem all of the outstanding 2029 Debentures, pursuant to its option under the indenture governing the 2029 Debentures, on April 18, 2014, at a price equal to 100% of the principal amount, plus accrued and unpaid interest thereon up to the redemption date. In connection with the redemption, holders of the 2029 Debentures had the right to exchange their 2029 Debentures on or prior to April 16, 2014. The 2029 Debentures not surrendered pursuant to the repurchase offer on or prior to April 11, 2014, or for exchange on or prior to April 16, 2014, were redeemed on April 18, 2014.

In connection with the redemption, at the request of the holders that exercised their exchange right pursuant to the terms of the 2029 Debentures, we issued 6,734,938 restricted shares of Digital Realty Trust, Inc. common stock in exchange for approximately $261.2 million in aggregate principal amount of the 2029 Debentures. On April 18, 2014, the Operating Partnership redeemed for cash approximately $5.2 million in aggregate principal amount of the 2029 Debentures pursuant to its option under the indenture governing the 2029 Debentures at a price equal to 100% of the principal amount plus accrued and unpaid interest thereon up to the redemption date.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

The table below summarizes our debt maturities and principal payments as of March 31, 2014 (in thousands):

	Global Revolving Credit Facility (1)	Unsecured Term Loan (1)	Prudential Shelf Facility	Senior Notes	Exchangeable Senior Debentures (2)	Mortgage Loans (3)	Total Debt
Remainder of 2014	$—	$—	$—	$—	$266,400	$175,817	$442,217
2015	—	—	67,000	375,000	—	75,493	517,493
2016	—	—	25,000	—	—	191,979	216,979
2017	790,500	1,026,891	50,000	—	—	108,395	1,975,786
2018	—	—	—	—	—	593	593
Thereafter	—	—	—	1,866,480	—	1,776	1,868,256

Subtotal	$790,500	$1,026,891	$142,000	$2,241,480	$266,400	$554,053	$5,021,324
Unamortized discount	—	—	—	(14,632)	—	—	(14,632)
Unamortized premium	—	—	—	—	—	689	689

Total	$790,500	$1,026,891	$142,000	$2,226,848	$266,400	$554,742	$5,007,381

(1)	Subject to two six-month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility and the unsecured term loan, as applicable.
(2)	The 2029 Debentures were redeemed in April 2014.
(3)	Our mortgage loans are generally non-recourse to us, subject to carve-outs for specified actions by us or specified undisclosed environmental liabilities. As of March 31, 2014, we provided partial letter of credit support with respect to approximately $37.3 million of the outstanding mortgage indebtedness (based on exchange rates as of March 31, 2014).

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

8. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2014	2013
Net income available to common stockholders	$34,186	$42,657

Weighted average shares outstanding—basic	128,535,995	126,445,285
Potentially dilutive common shares:
Stock options	51,909	70,877
Series H Cumulative Redeemable Preferred Stock	388,340	—
Unvested incentive units	160,717	222,177

Weighted average shares outstanding—diluted	129,136,961	126,738,339

Income per share:
Basic	$0.27	$0.34

Diluted	$0.26	$0.34

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended March 31,
	2014	2013
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	2,606,669	2,442,756
Potentially dilutive 2029 Debentures	6,806,254	6,590,470
Potentially dilutive Series D Cumulative Convertible Preferred Stock	—	1,909,146
Potentially dilutive Series E Cumulative Redeemable Preferred Stock	5,674,269	4,381,703
Potentially dilutive Series F Cumulative Redeemable Preferred Stock	3,598,608	2,778,866
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	4,920,508	—

	23,606,308	18,102,941

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

9. Income per Unit

The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2014	2013
Net income available to common unitholders	$34,879	$43,481

Weighted average units outstanding—basic	131,142,664	128,888,041
Potentially dilutive common units:
Stock options	51,909	70,877
Series H Cumulative Redeemable Preferred Units	388,340	—
Unvested incentive units	160,717	222,177

Weighted average units outstanding—diluted	131,743,630	129,181,095

Income per unit:
Basic	$0.27	$0.34

Diluted	$0.26	$0.34

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended March 31,
	2014	2013
Potentially dilutive 2029 Debentures	6,806,254	6,590,470
Potentially dilutive Series D Cumulative Convertible Preferred Units	—	1,909,146
Potentially dilutive Series E Cumulative Redeemable Preferred Units	5,674,269	4,381,703
Potentially dilutive Series F Cumulative Redeemable Preferred Units	3,598,608	2,778,866
Potentially dilutive Series G Cumulative Redeemable Preferred Units	4,920,508	—

	20,999,639	15,660,185

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

10. Income Taxes

Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on earnings distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2014. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the three months ended March 31, 2014 and 2013.

The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying consolidated financial statements.

We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the three months ended March 31, 2014 and 2013.

For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the three months ended March 31, 2014 and 2013. As of March 31, 2014, we had a net deferred tax liability of approximately $148.4 million primarily related to our foreign properties. The majority of our net deferred tax liability relates to differences between tax basis and book basis of the assets acquired in the Sentrum Portfolio acquisition during 2012.

11. Equity and Accumulated Other Comprehensive Income (Loss), Net

(a) Equity Distribution Agreements

On June 29, 2011, Digital Realty Trust, Inc. entered into equity distribution agreements, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. To date, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the three months ended March 31, 2014 and 2013. As of March 31, 2014, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

(b) Redeemable Preferred Stock

7.375% Series H Cumulative Redeemable Preferred Stock

On March 26, 2014, Digital Realty Trust, Inc. issued 12,000,000 shares of its 7.375% series H cumulative redeemable preferred stock, or the series H preferred stock, for net proceeds of approximately $289.9 million. In addition, on April 7, 2014, Digital Realty Trust, Inc. issued an additional 600,000 shares of series H preferred stock pursuant to a partial exercise of the underwriters’ over-allotment

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

option. Also, on April 7, 2014, Digital Realty Trust, Inc. re-opened and issued an additional 2,000,000 shares of series H preferred stock. Combined with the earlier issuances, Digital Realty Trust, Inc. issued 14,600,000 shares of its series H preferred stock, for net proceeds of approximately $353.2 million. Dividends are cumulative on the series H preferred stock from the date of original issuance in the amount of $1.84375 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share. Dividends on the series H preferred stock are payable quarterly in arrears. The first dividend payable on the series H preferred stock on June 30, 2014 will be a pro rata dividend from and including the original issue date to and including June 30, 2014 in the amount of $0.48655 per share. The series H preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series H preferred stock will rank senior to Digital Realty Trust, Inc. common stock and rank on parity with Digital Realty Trust, Inc.’s series E cumulative redeemable preferred stock, series F cumulative redeemable preferred stock and series G cumulative redeemable preferred stock with respect to the payment of distributions and other amounts. Digital Realty Trust, Inc. is not allowed to redeem the series H preferred stock before March 26, 2019, except in limited circumstances to preserve its status as a REIT. On or after March 26, 2019, Digital Realty Trust, Inc. may, at its option, redeem the series H preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series H preferred stock up to but excluding the redemption date. Holders of the series H preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) is listed on the New York Stock Exchange, the NYSE MKT, LLC or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of series H preferred stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the series H preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the series H preferred stock) to convert some or all of the series H preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of series H preferred stock to be converted equal to the lesser of:

•

the quotient obtained by dividing (i) the sum of the $25.00 liquidation preference plus the amount of any accrued and unpaid dividends to, but not including, the change of control conversion date (unless the change of control conversion date is after a record date for a series H preferred stock dividend payment and prior to the corresponding series H preferred stock dividend payment date, in which case no additional amount for such accrued and unpaid dividend will be included in this sum) by (ii) the common stock price specified in the Articles Supplementary governing the series H preferred stock; and

•	0.9632, or the share cap, subject to certain adjustments;

subject, in each case, to provisions for the receipt of alternative consideration as described in the Articles Supplementary governing the series H preferred stock. Except in connection with specified change of control transactions, the series H preferred stock is not convertible into or exchangeable for any other property or securities of Digital Realty Trust, Inc.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

(c) Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interest in the Operating Partnership as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	128,606,462	97.6%	128,455,350	97.7%
Noncontrolling interests consist of:
Common units held by third parties	1,491,814	1.1	1,491,814	1.2
Incentive units held by employees and directors (see note 13)	1,633,797	1.3	1,475,207	1.1

	131,732,073	100.0%	131,422,371	100.0%

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $149.2 million and $124.1 million based on the closing market price of Digital Realty Trust, Inc. common stock on March 31, 2014 and December 31, 2013, respectively.

The following table shows activity for the noncontrolling interests in the Operating Partnership for the three months ended March 31, 2014:

	Common Units	Incentive Units	Total
As of December 31, 2013	1,491,814	1,475,207	2,967,021

Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(4,438)	(4,438)
Cancellation of incentive units held by employees and directors	—	(18,773)	(18,773)
Grant of incentive units to employees and directors	—	181,801	181,801

As of March 31, 2014	1,491,814	1,633,797	3,125,611

(1)	This redemption was recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet of Digital Realty Trust, Inc.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

(d) Dividends

We have declared and paid the following dividends on our common and preferred stock for the three months ended March 31, 2014 (in thousands):

Date dividend declared	Dividend payable date	Series E Preferred Stock (1)	Series F Preferred Stock (2)	Series G Preferred Stock (3)	Common Stock (4)
February 11, 2014	March 31, 2014	$5,031	$3,023	$3,672	$106,743

		$5,031	$3,023	$3,672	$106,743

(1)	$1.750 annual rate of dividend per share.
(2)	$1.656 annual rate of dividend per share.
(3)	$1.469 annual rate of dividend per share.
(4)	$3.320 annual rate of dividend per share.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

Distributions out of Digital Realty Trust, Inc.’s current or accumulated earnings and profits are generally classified as dividends whereas distributions in excess of its current and accumulated earnings and profits, to the extent of a stockholder’s U.S. federal income tax basis in Digital Realty Trust, Inc.’s stock, are generally classified as a return of capital. Distributions in excess of a stockholder’s U.S. federal income tax basis in Digital Realty Trust, Inc.’s stock are generally characterized as capital gain. Cash provided by operating activities has generally been sufficient to fund all distributions, however, in the future we may also need to utilize borrowings under the global revolving credit facility to fund all or a portion of distributions.

(e) Accumulated Other Comprehensive Income (Loss), Net

The accumulated balances for each item within other comprehensive income, net are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive income, net
Balance as of December 31, 2013	$11,745	$(1,054)	$10,691
Net current period change	3,743	(1,316)	2,427
Reclassification to interest expense from interest rate swaps	—	829	829

Balance as of March 31, 2014	$15,488	$(1,541)	$13,947

12. Capital and Accumulated Other Comprehensive Income (Loss)

(a) Redeemable Preferred Units

7.375% Series H Cumulative Redeemable Preferred Units

On March 26, 2014 and April 7, 2014, the Operating Partnership issued in the aggregate a total of 14,600,000 of its 7.375% series H cumulative redeemable preferred units, or series H preferred units, to Digital Realty Trust, Inc. (the General Partner) in conjunction with the General Partner’s issuance of an equivalent number of shares of its 7.375% series H cumulative redeemable preferred stock, or the series H preferred stock. Distributions are cumulative on the series H preferred units from the date of original issuance in the amount of $1.84375 per unit each year, which is equivalent to 7.375% of the $25.00 liquidation preference per unit. Distributions on the series H preferred units are payable quarterly in arrears. The first distribution payable on the series H preferred units on June 30, 2014 will be a pro rata distribution from and including the original issue date to and including June 30, 2014 in the amount of $0.48655 per unit. The series H preferred units do not have a stated maturity date and are not subject to any sinking fund. The Operating Partnership is required to redeem the series H preferred units in the event that the General Partner redeems the series H preferred stock. The General Partner is not allowed to redeem the series H preferred stock prior to March 26, 2019 except in limited circumstances to preserve the General Partner’s status as a REIT. On or after March 26, 2019, the General Partner may, at its option, redeem the series H preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series H preferred stock up to but excluding the redemption date. Upon liquidation, dissolution or winding up, the series H preferred units will rank senior to the Operating Partnership’s common units with respect to the payment of distributions and other amounts and rank on parity with the Operating Partnership’s series E cumulative redeemable preferred units, series F cumulative redeemable preferred units and series G cumulative redeemable preferred units. Except in connection with specified change of control transactions of the General Partner, the series H preferred units are not convertible into or exchangeable for any other property or securities of the Operating Partnership.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

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

The redemption value of the limited partners’ common units and the vested incentive units was approximately $149.2 million and $124.1 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on March 31, 2014 and December 31, 2013, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

(d) Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s board of directors. The Operating Partnership has declared and paid the following distributions on its common and preferred units for the three months ended March 31, 2014 (in thousands):

Date distribution declared	Distribution payable date	Series E Preferred Units (1)	Series F Preferred Units (2)	Series G Preferred Units (3)	Common Units (4)
February 11, 2014	March 31, 2014	$5,031	$3,023	$3,672	$109,378

		$5,031	$3,023	$3,672	$109,378

(1)	$1.750 annual rate of distribution per unit.
(2)	$1.656 annual rate of distribution per unit.
(3)	$1.469 annual rate of distribution per unit.
(4)	$3.320 annual rate of distribution per unit.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

(e) Accumulated Other Comprehensive Income

The accumulated balances for each item within other comprehensive income are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive income
Balance as of December 31, 2013	$10,235	$(1,778)	$8,457
Net current period change	3,819	(1,343)	2,476
Reclassification to interest expense from interest rate swaps	—	846	846

Balance as of March 31, 2014	$14,054	$(2,275)	$11,779

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

13. Incentive Plan

Our Amended and Restated 2004 Incentive Award Plan (as defined below) provided for the grant of incentive awards to employees, directors and consultants. Awards issuable under the Amended and Restated 2004 Incentive Award Plan included stock options, restricted stock, dividend equivalents, stock appreciation rights, long-term incentive units, cash performance bonuses and other incentive awards. Only employees were eligible to receive incentive stock options under the Amended and Restated 2004 Incentive Award Plan. Initially, we had reserved a total of 4,474,102 shares of common stock for issuance pursuant to the 2004 Incentive Award Plan, subject to certain adjustments set forth in the 2004 Incentive Award Plan. On May 2, 2007, Digital Realty Trust, Inc.’s stockholders approved the First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (as amended, the Amended and Restated 2004 Incentive Award Plan). The Amended and Restated 2004 Incentive Award Plan increased the aggregate number of shares of stock which could have been issued or transferred under the plan by 5,000,000 shares to a total of 9,474,102 shares, and provided that the maximum number of shares of stock with respect to awards granted to any one participant during a calendar year was 1,500,000 shares and the maximum amount that could have been paid in cash during any calendar year with respect to any performance-based award not denominated in stock or otherwise for which the foregoing limitation would not be an effective limitation for purposes of Section 162(m) of the Code was $10.0 million.

As of March 31, 2014, 2,007,813 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Amended and Restated 2004 Incentive Award Plan. Each long-term incentive unit, Class C Unit and Class D Unit issued under the Amended and Restated 2004 Incentive Award Plan counted as one share of common stock for purposes of calculating the limit on shares that could be issued under the Amended and Restated 2004 Incentive Award Plan and the individual award limit discussed above.

On April 28, 2014, Digital Realty Trust, Inc. held its 2014 Annual Meeting of Stockholders, or 2014 Annual Meeting, at which the Company’s stockholders approved the Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan, or the 2014 Incentive Award Plan, which had been previously recommended for approval by the Company’s Board of Directors. The 2014 Incentive Award Plan became effective as of the date of such stockholder approval. The material features of the 2014 Incentive Award Plan are described in our definitive Proxy Statement filed on March 19, 2014 in connection with the 2014 Annual Meeting, which description is incorporated herein by reference.

(a) Long-Term Incentive Units

Long-term incentive units, which are also referred to as profits interest units, may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. Long-term incentive units, whether vested or not, will receive the same quarterly per unit distributions as Operating Partnership common units, which equal per share distributions on Digital Realty Trust, Inc. common stock. Initially, long-term incentive units do not have full parity with common units with respect to liquidating distributions. If such parity is reached, vested long-term incentive units may be converted into an equal number of common units of the Operating Partnership at any time, and thereafter enjoy all the rights of common units of the Operating Partnership, including redemption rights. For a discussion of how long-term incentive units reach parity with common units, see note 13(a) to our consolidated financial statements for the fiscal year ended December 31, 2013, included in our Annual Report on 10-K, as amended, for the year ended December 31, 2013.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

Below is a summary of our long-term incentive unit activity for the three months ended March 31, 2014.

Unvested Units	Units	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	440,951	$62.42
Granted	181,801	52.15
Vested	(289,564)	59.13
Cancelled or expired	(18,773)	65.21

Unvested, end of period	314,415	59.34

During the three months ended March 31, 2013, certain employees were granted an aggregate of 95,316 long-term incentive units, which, in addition to a service condition, were subject to a performance condition that impacted the number of units which ultimately vested. The performance condition was based upon our achievement of the 2013 Core Funds From Operations, or CFFO, per share targets. Based on our 2013 CFFO per diluted share and unit, 75,105 of the 2013 long-term incentive units, net of forfeitures satisfied the performance condition. The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock, are being expensed on a straight-line basis for service awards over four years, the current vesting period of the long-term incentive units. We expense the fair value of awards that contain a performance condition using an accelerated method with each vesting tranche valued as a separate award.

The expense recorded for the three months ended March 31, 2014 and 2013 related to long-term incentive units was approximately $7.8 million and $2.2 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.5 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $14.3 million and $12.9 million as of March 31, 2014 and December 31, 2013, respectively. We expect to recognize this unearned compensation over the next 2.6 years on a weighted average basis.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

(b) 2014 Performance-Based Awards

On February 11, 2014, the Compensation Committee of the Board of Directors of the Company approved the grant of performance-based Class D Units of the Operating Partnership and performance-based restricted stock units, or RSUs, covering shares of the Company’s common stock (collectively, the “awards”), under the Amended and Restated 2004 Incentive Award Plan to officers and employees of the Company.

The awards, which were determined to contain a market condition, utilize total shareholder return, or TSR, over a three-year measurement period as the performance metric. Awards will vest based on the Company’s TSR relative to the MSCI US REIT Index, or RMS, over a three-year performance period commencing in January 2014 (or, if earlier, ending on the date on which a change in control of the Company occurs), or the Performance Period, subject to continued services. Performance vesting is measured based on the difference between the Company’s TSR percentage and the TSR percentage of the RMS, or the RMS Relative Performance. In the event that the RMS Relative Performance during the Performance Period is achieved at the “threshold,” “target” or “high” level as set forth below, the awards will become performance-vested with respect to the percentage of Class D Units, or RSUs, as applicable, set forth below:

Level	RMS Relative Performance	Performance Vesting Percentage
	< 0 basis points	0%
Threshold Level	0 points	25%
Target Level	325 basis points	50%
High Level	> 650 basis points	100%

If the RMS Relative Performance falls between the levels specified above, the percentage of the awards that will performance vest will be determined using straight-line linear interpolation between such levels.

Following the completion of the Performance Period, performance-vested awards, if any, will vest 50% on February 27, 2017 and 50% on February 27, 2018, subject to continued employment through each applicable vesting date.

Vesting will be accelerated, in full or on a pro rata basis, in the event of a change in control, termination of employment by the Company without cause, termination of employment by the award recipient for good reason, death, disability or retirement.

The fair value of the 2014 grant of awards was measured using a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Company’s achievement of the performance vesting conditions is contingent on its TSR over a three-year performance period, relative to the total shareholder return of the RMS. The Monte Carlo simulation is a probabilistic technique based on the underlying theory of the Black-Scholes formula, which was run for 100,000 trials to determine the fair value of the awards. For each trial, the payoff to an award is calculated at the settlement date and is then discounted to the grant date at a risk-free interest rate. The total expected value of the awards on the grant date was determined by multiplying the average value per award over all trials by the number of awards granted. Assumptions used in the valuation include expected stock price volatility of 33 percent and a risk-free interest rate of 0.67 percent. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium.

As of March 31, 2014, 645,484 performance-based Class D Units and 247,158 performance-based RSUs had been awarded to our executive officers and other employees. The fair value of these awards of approximately $17.1 million will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years. The unearned compensation as of March 31, 2014 was $13.6 million, net of cancellations. As of March 31, 2014, none of the above awards had vested. We recognized compensation expense related to these awards of $0.4 million in the three months ended March 31, 2014. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $0.2 million for the three months ended March 31, 2014. If the market condition is not met, the unamortized amount will be recognized as an expense at that time.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

(c) Stock Options

The following table summarizes the Amended and Restated 2004 Incentive Award Plan’s stock option activity for the period ended March 31, 2014:

	Period Ended March 31, 2014
	Shares	Weighted average exercise price
Options outstanding, beginning of period	123,690	$30.13
Exercised	(917)	41.73
Cancelled / Forfeited	—	—

Options outstanding, end of period	122,773	$30.04

Exercisable, end of period	122,773	$30.04

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2014:

Options outstanding and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value
$12.00-13.02	34,870	0.58	$12.00	$1,432,460
$20.37-28.09	17,000	1.64	21.28	540,630
$33.18-41.73	70,903	3.05	41.02	855,416

	122,773	2.15	$30.04	$2,828,506

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

(d) Restricted Stock

Below is a summary of our restricted stock activity for the three months ended March 31, 2014.

Unvested Shares	Shares	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	255,081	$63.35
Granted	158,780	52.11
Vested	(70,485)	60.50
Cancelled or expired	(13,023)	65.21

Unvested, end of period	330,353	58.48

The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock, are being expensed on a straight-line basis for service awards over the vesting period of the restricted stock, which ranges from three to four years. We expense the fair value of awards that contain a performance condition using an accelerated method with each vesting tranche valued as a separate award.

During the three months ended March 31, 2013, certain employees were granted an aggregate of 69,995 shares of restricted stock, which, in addition to a service condition, were subject to a performance condition that impacted the number of shares which ultimately vested. The performance condition was based upon our achievement of the 2013 CFFO per share targets. Upon evaluating the results of the performance condition, the final number of shares was determined and such shares vest based on satisfaction of the service conditions. Based on our 2013 CFFO per diluted share and unit, 50,805 shares of the 2013 restricted stock awards (net of forfeitures) satisfied the performance condition.

The expense recorded for the three months ended March 31, 2014 and 2013 related to grants of restricted stock was approximately $0.8 million and $0.7 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.8 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $15.1 million and $8.7 million as of March 31, 2014 and December 31, 2013, respectively. We expect to recognize this unearned compensation over the next 3.0 years on a weighted average basis.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

14. Derivative Instruments

As of March 31, 2014 and December 31, 2013, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of March 31, 2014		As of December 31, 2013		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of March 31, 2014	As of December 31, 2013

Currently-paying contracts
$410,905	(1)	$410,905	(1)	Swap	0.717	Various	Various	$(234)	$(76)
150,696	(2)	150,040	(2)	Swap	0.925	Jul. 17, 2012	Apr. 18, 2017	474	131

561,601		560,945						240	55

Forward-starting contracts
150,000	(3)	—		Forward- starting Swap	2.091	Jul. 15, 2014	Jul. 15, 2019	(681)	—

Total
$711,601		$560,945						$(441)	$55

(1)	Represents the U.S. dollar tranche of the unsecured term loan.
(2)	Represents a portion of the Singapore dollar tranche of the unsecured term loan. Translation to U.S. dollars is based on exchange rate of $0.80 to 1.00 SGD as of March 31, 2014 and $0.79 to 1.00 SGD as of December 31, 2013.
(3)	In January 2014, we entered into a new forward-starting swap agreement with a notional amount of $150.0 million requiring fixed rate interest payments of 2.091% for a five-year period that commences in July 2014.

As of March 31, 2014, we estimate that an additional $5.1 million will be reclassified as an increase to interest expense during the twelve months ending March 31, 2015, when the hedged forecasted transactions impact earnings.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

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

The Company’s disclosures of estimated fair value of financial instruments at March 31, 2014 and December 31, 2013 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. As described in note 14, the interest rate swaps are recorded at fair value.

We calculate the fair value of our mortgage loans, unsecured term loan, unsecured senior notes and exchangeable senior debentures based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral and other loan terms. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to our debt. The carrying value of our global revolving credit facility approximates fair value, due to the variability of interest rates.

As of March 31, 2014 and December 31, 2013, the aggregate estimated fair value and carrying value of our global revolving credit facility, unsecured term loan, unsecured senior notes, exchangeable senior debentures and mortgage loans were as follows (in thousands):

	Categorization under the fair value hierarchy	As of March 31, 2014		As of December 31, 2013
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Global revolving credit facility (1)	Level 2	$790,500	$790,500	$724,668	$724,668
Unsecured term loan (2)	Level 2	1,026,891	1,026,891	1,020,984	1,020,984
Unsecured senior notes (3)(4)	Level 2	2,422,322	2,368,848	2,379,999	2,364,232
Exchangeable senior debentures (3)	Level 2	363,846	266,400	336,847	266,400
Mortgage loans (3)	Level 2	589,378	554,742	622,580	585,608

		$5,192,937	$5,007,381	$5,085,078	$4,961,892

(1)	The carrying value of our global revolving credit facility approximates estimated fair value, due to the variability of interest rates and the stability of our credit rating.
(2)	The carrying value of our unsecured term loan approximates estimated fair value, due to the variability of interest rates and the stability of our credit rating.
(3)	Valuations for our unsecured senior notes and mortgage loans are determined based on the expected future payments discounted at risk-adjusted rates. The 2015 Notes, 2020 Notes, 2021 Notes, 2022 Notes and 2025 Notes and exchangeable senior debentures are valued based on quoted market prices.
(4)	The carrying value of the 2015 Notes, 2020 Notes, 2021 Notes, 2022 Notes and 2025 Notes are net of discount of $14,632 and $15,047 in the aggregate as of March 31, 2014 and December 31, 2013, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

16. Commitments and Contingencies

(a) Contingent liabilities

As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined in the agreements for the acquisition. As of March 31, 2014, construction is not complete and none of the leases executed subsequent to purchase would cause an amount to become probable of payment and therefore no amount is accrued as of March 31, 2014. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $39.8 million based on the exchange rate as of March 31, 2014). The earnout contingency expires in November 2020.

One of the tenants at our Convergence Business Park property has an option to expand as part of their lease agreement, which expires in April 2017. As part of this option, development activities are not permitted on specifically identified expansion space within the property until April 2014. From April 2014 through April 2017, the tenant has the right of first refusal on any third party’s bona fide offer to buy the adjacent land. If the tenant exercises their option, we may (a) construct and lease an additional shell building on the expansion space to the tenant at a stipulated rate of return on cost or (b) sell the existing building and the expansion space to the tenant for a price of approximately $24.0 million and $225,000 per square acre, respectively, plus additional adjustments as provided in the lease.

As part of the acquisition of the Sentrum Portfolio, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of contingent consideration was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). We have adjusted the contingent consideration to fair value at each reporting date with changes in fair value recognized in operating income. At March 31, 2014, the fair value of the contingent consideration for Sentrum was £37.2 million (or approximately $62.0 million based on the exchange rate as of March 31, 2014) and is currently accrued in accounts payable and other accrued expenses in the condensed consolidated balance sheet. During the year ended December 31, 2013, we made earnout payments of approximately £16.9 million (or approximately $25.8 million based on the exchange rates as of the date of each payment). No payments were made during the three months ended March 31, 2014. Change in fair value of contingent consideration for Sentrum was an increase to operating income of approximately $3.4 million for the three months ended March 31, 2014 and a reduction to operating income of approximately $1.3 million for the three months ended March 31, 2013. The earn-out contingency expires in July 2015. This amount will be reassessed on a quarterly basis, with any changes being recognized in earnings. Increases or decreases in the fair value of the contingent consideration can result from changes in discount periods, discount rates and probabilities that contingencies will be met.

(b) Construction Commitments

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At March 31, 2014, we had open commitments related to construction contracts of approximately $281.4 million.

(c) Legal Proceedings

Although the Company is involved in legal proceedings arising in the ordinary course of business, as of March 31, 2014, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014 and 2013

17. Subsequent Events

On April 1, 2014, Digital Stout Holding, LLC, a wholly-owned subsidiary of Digital Realty Trust, L.P, issued £300.0 million (or approximately $498.9 million based on the April 1, 2014 exchange rate of £1.00 to $1.66) aggregate principal amount of its 4.750% Guaranteed Notes due 2023, or the 2023 notes. The 2023 notes are senior unsecured obligations of Digital Stout Holding, LLC and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. Interest on the 2023 notes is payable semiannually in arrears at a rate of 4.750% per annum. The 2023 notes will mature on October 13, 2023. We intend to use the net proceeds from the offering of the 2023 notes to temporarily repay borrowings under our global revolving credit facility, to acquire additional properties, to fund development opportunities, for general working capital purposes or a combination of the foregoing.

On April 29, 2014, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit:

Share / Unit Class	Series E Preferred Stock and Unit	Series F Preferred Stock and Unit	Series G Preferred Stock and Unit	Series H Preferred Stock and Unit		Common stock and common unit
Dividend and distribution amount	$0.437500	$0.414063	$0.367188	$0.486550	(1)	$0.830000
Dividend and distribution payable date	June 30, 2014	June 30, 2014	June 30, 2014	June 30, 2014		June 30, 2014
Dividend and distribution payable to holders of record on	June 13, 2014	June 13, 2014	June 13, 2014	June 13, 2014		June 13, 2014
Annual equivalent rate of dividend and distribution	$1.750	$1.656	$1.469	$1.844		$3.320

(1)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of proceeds from our equity distribution program and other securities offerings, expected use of borrowings under our credit facility, portfolio performance, leverage policy, acquisition and capital expenditure plans, supply and demand for data center space, capitalization rates and expected rental rates on new or renewed data center space, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the impact of current global economic, credit and market conditions; current local economic conditions in our geographic markets; decreases in information technology spending, including as a result of economic slowdowns or recession; adverse economic or real estate developments in our industry or the industry sectors that we sell to (including risks relating to decreasing real estate valuations and impairment charges); our dependence upon significant tenants; bankruptcy or insolvency of a major tenant or a significant number of smaller tenants; defaults on or non-renewal of leases by tenants; our failure to obtain necessary debt and equity financing; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; financial market fluctuations; changes in foreign currency exchange rates; our inability to manage our growth effectively; difficulty acquiring or operating properties in foreign jurisdictions; the suitability of our properties and data center infrastructure, delays or disruptions in connectivity, failure of our physical infrastructure or services or availability of power; our failure to successfully integrate and operate acquired or developed properties or businesses; risks related to joint venture investments, including as a result of our lack of control of such investments; delays or unexpected costs in development of properties; decreased rental rates, increased operating costs or increased vacancy rates; increased competition or available supply of data center space; our inability to successfully develop and lease new properties and development space; difficulties in identifying properties to acquire and completing acquisitions; our inability to acquire off-market properties; our inability to comply with the rules and regulations applicable to reporting companies; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for federal income tax purposes; possible adverse changes to tax laws; restrictions on our ability to engage in certain business activities; environmental uncertainties and risks related to natural disasters; losses in excess of our insurance coverage; changes in foreign laws and regulations, including those related to taxation and real estate ownership and operation; and changes in local, state and federal regulatory requirements, including changes in real estate and zoning laws and increases in real property tax rates.

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

As of March 31, 2014, we owned an aggregate of 131 properties, including 13 properties held as investments in unconsolidated joint ventures, with approximately 24.5 million rentable square feet including approximately 1.3 million square feet of space under active development and approximately 1.4 million square feet of space held for future development. The 13 properties held as investments in unconsolidated joint ventures have an aggregate of approximately 1,691,000 rentable square feet. The 11 parcels of developable land we own comprised approximately 154 acres. At March 31, 2014, approximately 1,335,000 square feet was under construction for Turn-Key Flex®, Powered Base Building® and Custom Solutions (formerly referred to as Build-to-Suit) products, all of which are expected to be income producing on or after completion, in four U.S. domestic markets, two European markets, one Canadian market and our Singapore market, consisting of approximately 803,000 square feet of base building construction and 532,000 square feet of data center construction.

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

We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to Digital Realty Trust, Inc.’s common stock and preferred stock. We currently intend to limit our indebtedness to 60% of our total enterprise value and, based on the closing price of Digital Realty Trust, Inc. common stock on March 31, 2014 of $53.08, our ratio of debt to total enterprise value was approximately 38%. Our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our company’s incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc. common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

Revenue base. As of March 31, 2014, we owned 131 properties through our operating partnership, including 13 properties held as investments in unconsolidated joint ventures and developable land. These properties are mainly located throughout the U.S., with 22 properties located in Europe, three properties in Australia, two properties in Canada and two properties in Asia. We, through our predecessor, acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties Acquired (1)	Net Rentable Square Feet (2)	Square Feet of Space Under Active Development as of March 31, 2014 (3)	Square Feet of Space Held for Future Development as of March 31, 2014 (4)
2002	5	1,156,483	—	46,530
2003	6	1,074,662	—	—
2004	10	2,550,893	—	121,372
2005	20	3,409,877	—	105,757
2006	18	2,858,771	—	22,722
2007 (5)(8)	13	1,743,508	—	84,527
2008	5	416,705	86,656	147,543
2009 (6)(8)	7	1,516,447	141,524	106,545
2010	15	2,354,595	80,758	187,247
2011 (7)	10	1,126,516	525,094	170,355
2012	15	2,506,748	250,000	270,605
2013	7	996,222	251,326	159,041
2014	—	—	—	—

Properties owned as of March 31, 2014	131	21,711,427	1,335,358	1,422,244

(1)	Excludes properties sold: 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006. Includes 11 properties held in our managed portfolio of unconsolidated joint ventures consisting of 4650 Old Ironsides Drive (Silicon Valley), 2950 Zanker Road (Silicon Valley), 4700 Old Ironsides Drive (Silicon Valley), 444 Toyama Drive (Silicon Valley), 43790 Devin Shafron Drive (Northern Virginia), 21551 Beaumeade Circle (Northern Virginia), 7505 Mason King Court (Northern Virginia), 14901 FAA Boulevard (Dallas), 900 Dorothy Drive (Dallas), 636 Pierce Street (New York Metro) and 33 Chun Choi Street (Hong Kong); and two unconsolidated non-managed joint ventures: 2001 Sixth Avenue (Seattle) and 2020 Fifth Avenue (Seattle).
(2)	Current net rentable square feet as of March 31, 2014, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes tenants’ proportional share of common areas but excludes space held for development.
(3)	Space under active development includes current base building and data center projects in progress.
(4)	Space held for future development includes space held for future data center development, and excludes space under active development.
(5)	Includes three developed buildings (43915 Devin Shafron Drive, 43830 Devin Shafron Drive and 43790 Devin Shafron Drive) placed into service in 2010 and 2011 that are being included with a property (Devin Shafron buildings) that was acquired in 2007.
(6)	Includes a developed building (21551 Beaumeade Circle) placed into service in 2011 that is being included with a property (Beaumeade Circle Portfolio) that was acquired in 2009.
(7)	Includes four developed buildings (43940 Digital Loudoun Plaza in Northern Virginia, 3825 NW Aloclek Place in Portland, Oregon, 98 Radnor Drive in Melbourne, Australia and 1-23 Templar Road in Sydney, Australia) placed into service in 2013 and 2012 that were acquired in 2011.
(8)	43790 Devin Shafron Drive and 21551 Beaumeade Circle, which were previously included as part of the Devin Shafron buildings and Beaumeade Portfolio, respectively, are now each separately included in the property count because they were separately contributed to an unconsolidated joint venture in September 2013.

In May 2008, we acquired 701 & 717 Leonard Street, a parking garage in Dallas, Texas; however, we exclude the acquisition from our property count because it is located adjacent to our internet gateway datacenter located at 2323 Bryan Street and is not considered a separate property.

As of March 31, 2014, the properties in our portfolio, including the 13 properties held as investments in unconsolidated joint ventures, were approximately 92.1% leased excluding approximately 1.3 million square feet of space under active development and approximately 1.4 million square feet of space held for future development. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of March 31, 2014, our average lease term is approximately 12 years, with an average of approximately seven years remaining. Our lease expirations through December 31, 2015 are 12.7% of rentable square feet excluding space under active development and space held for future development as of March 31, 2014.

Factors Which May Influence Future Results of Operations

Global market and economic conditions

United States and international market and economic conditions in recent years have been unprecedented and challenging with tighter credit conditions and slower economic growth in many markets in which we own properties and conduct our operations. The U.S. and global economies have experienced a recession and face continued concerns about the systemic impact of adverse economic conditions, such as high energy costs, geopolitical issues, the availability and cost of credit, unstable global financial and mortgage markets, high corporate, consumer and governmental debt levels, ongoing sovereign debt and economic issues in European countries, and high unemployment. The European debt crisis has raised concerns regarding the debt burden of certain countries using the euro as their currency and their ability to meet future financial obligations. While recent economic trends across the eurozone have been largely positive, concerns remain regarding the creditworthiness of certain European countries, and there can be no assurance that these improvements will be sustainable.

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

In addition, our access to funds under our global revolving credit facility depends on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. We cannot assure you that long-term disruptions in the global economy and the return of tighter credit conditions among, and potential failures or nationalizations of, third party financial institutions as a result of such disruptions will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitments to us, our business, results of operations, cash flows and financial condition could be adversely affected.

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

Rental income. The amount of rental income generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding approximately 1.3 million square feet of space under active development and approximately 1.4 million square feet of space held for future development as of March 31, 2014, the occupancy rate of the properties in our portfolio, including the 13 properties held as investments in unconsolidated joint ventures, was approximately 92.1% of our net rentable square feet.

As of March 31, 2014, we had 2,367 leases with a total of 680 tenants in our portfolio, including the 11 properties held in our managed portfolio of unconsolidated joint ventures. As of March 31, 2014, approximately 89% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.

The amount of rental income generated by us also depends on maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and market rates for data center space. Included in our approximately 20.0 million net rentable square feet, excluding space under active development and space held for future development and 13 properties held as investments in unconsolidated joint ventures, at March 31, 2014 is approximately 735,000 square feet of datacenter space with extensive installed tenant improvements available for lease. Since our IPO, we have leased approximately 4.8 million square feet of similar space, including Turn-Key Flex® space. Our Turn-Key Flex® product is an effective solution for tenants who prefer to utilize a partner with the expertise or capital budget to provide extensive datacenter infrastructure and security. Our expertise in datacenter construction and operations enables us to lease space to these tenants at a premium over other uses. In addition, as of March 31, 2014, we had approximately 1.3 million square feet of space under active development and approximately 1.4 million square feet of space held for future development, or approximately 11% of the total rentable space in our portfolio, including one vacant property comprising approximately 128,000 square feet and the 13 properties held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop space and lease development space at favorable rates, which we may not be able to obtain. Development space requires significant capital investment in order to develop datacenter facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for development space. We may purchase additional vacant properties and properties with vacant development space in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”

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

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 1.7 million square feet of available space in our portfolio, which excludes approximately 1.3 million square feet of space under active development and approximately 1.4 million square feet of space held for future development as of March 31, 2014 and the two properties held as investments in our non-managed unconsolidated joint ventures, leases representing approximately 3.6% and 9.1% of the net rentable square footage of our portfolio are scheduled to expire during the nine months ending December 31, 2014 and the year ending December 31, 2015, respectively.

During the three months ended March 31, 2014, we signed new leases totaling approximately 369,000 square feet of space and renewal leases totaling approximately 189,000 square feet of space. The following table summarizes our leasing activity in the three months ended March 31, 2014:

	Number of Leases (1)	Rentable Square Feet (2)	Expiring Rates (3)	New Rates (3)	Rental Rate Changes	TI’s/Lease Commissions Per Square Foot	Weighted Average Lease Terms (years)

Leasing Activity (4)(5)

Renewals Signed
Turn-Key Flex	4	22,235	$100.44	$114.83	14.3%	$3.37	1.4
Powered Base Building	7	142,459	$52.76	$63.59	20.5%	$10.35	6.8
Colocation	19	18,644	$200.18	$197.71	(1.2%)	$3.07	2.3
Non-technical	6	5,600	$27.79	$31.93	14.9%	$2.77	4.8

New Leases Signed (6)
Turn-Key Flex	12	147,410	—	$201.83	—	$21.86	5.1
Powered Base Building	2	160,632	—	$74.95	—	$0.00	15.0
Colocation	46	24,187	—	$170.97	—	$9.41	4.4
Non-technical	12	36,377	—	$18.07	—	$2.31	5.4

Leasing Activity Summary
Turn-Key Flex	16	169,645	—	$190.43	—	—
Powered Base Building	9	303,091	—	$69.61	—	—
Colocation	65	42,831	—	$182.61	—	—
Non-technical	18	41,977	—	$19.92	—	—

(1)	The number of leases represents the leased-unit count; a lease could include multiple units.
(2)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(3)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.
(4)	Excludes short term leases.
(5)	Commencement dates for the leases signed range from 2014 to 2015.
(6)	Includes leases signed for new and re-leased space.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key markets for datacenter space and, subject to the supply of available datacenter space in these markets, expect the rental rates we are likely to achieve on any new, re-leased or renewed datacenter space leases for 2014 expirations on an average aggregate basis will generally be higher than the rates currently being paid for the same space on a GAAP basis and flat on a cash basis. For the three months ended March 31, 2014, rents on renewed space increased by an average of 14.3% on a GAAP basis on our Turn-Key Flex® space compared to the expiring rents and increased by an average of 20.5% on a GAAP basis on our Powered Base Building® space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for datacenter space, competition from other datacenter developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Market concentration. We depend on the market for technology-based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of March 31, 2014, our portfolio, including the 13 properties held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan markets.

Metropolitan Market	Percentage of March 31, 2014 total annualized rent (1)
London, England	11.9%
Northern Virginia	10.4%
Dallas	9.4%
Silicon Valley	9.2%
New York Metro	8.9%
Chicago	7.0%
San Francisco	6.6%
Phoenix	6.5%
Boston	4.2%
Los Angeles	3.4%
Seattle	3.1%
Singapore	2.8%
Other	16.6%

Total	100.0%

(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of March 31, 2014 multiplied by 12. The aggregate amount of abatements for the three months ended March 31, 2014 was approximately $8.6 million.

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

Interest rates. As of March 31, 2014, we had approximately $561.6 million of variable rate debt subject to interest rate swap agreements on certain tranches of our unsecured term loan, along with $790.5 million and $465.3 million of variable rate debt that was outstanding on the global revolving credit facility and the unswapped portion of the unsecured term loan, respectively. The availability of debt and equity capital may decrease as a result of the circumstances described above under “Global market and economic conditions.” The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.

Demand for datacenter space. Our portfolio of properties consists primarily of technology-related real estate and datacenter real estate in particular. A decrease in the demand for, or increase in supply of, datacenter space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. Over the past two years, we have made a significant investment in building out additional inventory primarily in what we anticipate will be our active major markets prior to having executed leases with respect to this space. We believe that demand continues to exceed supply in most markets in which we operate, particularly in Dallas, London and Singapore; whereas we anticipate that our Northern Virginia and Silicon Valley markets may be at risk of significant over-supply. However, until this inventory is leased up, which will depend on a number of factors, including available datacenter space in these markets, our return on invested capital is negatively impacted. Our development activities make us particularly susceptible to general economic slowdowns, including recessions and the other circumstances described above under “Global market and economic conditions,” as well as adverse developments in the corporate datacenter, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for datacenter space. Reduced demand could also result from business relocations, including to markets that we do not currently serve. Changes in industry practice or in technology, such as virtualization technology, more efficient computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical datacenter space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. In addition, demand for datacenter space in our properties, or the rates at which we lease space, may be adversely impacted either across our portfolio or in specific markets as a result of an increase in the number of competitors, or the amount of space being offered in our markets and other markets by our competitors.

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

Investments in Real Estate

Acquisition of real estate. The price that we pay to acquire a property is impacted by many factors including the condition of the property and improvements, the occupancy of the building, the term and rate of in-place leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below-market ground leases and numerous other factors.

Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the identifiable assets including intangibles and liabilities assumed based on our estimate of the fair value of such assets and liabilities. This includes determining the value of the property and improvements, land, ground leases, if any, and tenant improvements. Additionally, we evaluate the value of in-place leases on occupancy and market rent, the value of the tenant relationships, the value (or negative value) of above (or below) market leases, any debt or deferred taxes assumed from the seller or loans made by the seller to us and any building leases assumed from the seller. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations. For example, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the property as opposed to allocating to the value of in-place tenant leases, this amount would be recognized as an expense over a much longer period of time. This potential effect occurs because the amounts allocated to property are depreciated over the estimated lives of the property whereas amounts allocated to in-place tenant leases are amortized over the estimated term (including renewal and extension assumptions) of the leases. Additionally, the amortization of the value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place tenant leases and tenant relationships, which is included in depreciation and amortization in our condensed consolidated income statements.

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

Capitalization of costs begins when activities, including development of plans, obtaining permits from governmental authorities and physical construction, that are necessary to get the asset ready for its intended use are in progress and costs have been incurred. Capitalization of costs ceases when the development project is substantially complete and ready for its intended use. Determining when a development project commences, and when it is substantially complete and ready for its intended use involves a degree of judgment. We generally consider a development project to be substantially complete and ready for its intended use upon receipt of a certificate of occupancy. We cease cost capitalization if activities necessary for the development of the property have been suspended. Capitalized costs are allocated to the specific components of a project that are benefited.

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

Revenue Recognition

Rental revenue is recognized using the straight-line method over the terms of the tenant leases. Deferred rents included in our condensed consolidated balance sheets represent the aggregate excess of rental revenue recognized to date on a straight-line basis versus the contractual rental payments under the terms of the leases. Many of our leases contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. However, we generally are not entitled to reimbursement of property operating expenses, other than utility expense, and real estate taxes under our leases for Turn-Key Flex® facilities. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized over the remaining term of the lease, effective as of the date the lease modification is finalized, assuming collection is not considered doubtful. As discussed above, we recognize amortization of the value of acquired above or below-market tenant leases as a reduction of rental revenue in the case of above-market leases or an increase to rental revenue in the case of below-market leases.

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

Results of Operations

The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2014 and 2013. A summary of our operating results for the three months ended March 31, 2014 and 2013 is as follows (in thousands).

	Three Months Ended March 31,
	2014	2013
Income Statement Data:
Total operating revenues	$390,590	$358,370
Total operating expenses	(300,583)	(259,784)

Operating income	90,007	98,586
Other expenses, net	(43,290)	(46,905)

Net income	$46,717	$51,681

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of this growth, our period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (new properties are properties that were acquired after December 31, 2012 along with the 10 properties that were contributed to our joint venture with the PREI®-managed fund in September 2013 and March 2014). The following table identifies each of the properties in our portfolio acquired from January 1, 2013 through March 31, 2014.

Our stabilized portfolio includes all of our same store properties with the exception of properties contributed to joint ventures, undeveloped land, development properties currently under construction or committed for construction, and “lease-up” properties. We define development properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define “lease-up” properties as properties we recently developed that have not yet reached 95% occupancy as of December 31, 2012.

Acquired Buildings	Acquisition Date	Space under active development as of March 31, 2014 (1)	Space held for future development as of March 31, 2014 (1)	Net rentable square feet excluding space held for development (2)	Square feet including development space	Occupancy rate as of March 31, 2014 (3)
As of December 31, 2012 (124 properties)		1,184,547	1,263,203	20,715,205	23,162,955	91.9%

January 1, 2013 through March 31, 2014

17201 Waterview Parkway	Jan-13	—	—	61,750	61,750	100.0
1900 S. Price Road	Jan-13	—	108,926	118,348	227,274	100.0
371 Gough Road	Mar-13	44,411	50,115	25,515	120,041	100.0
1500 Towerview Road	Mar-13	—	—	328,765	328,765	100.0
MetCenter Business Park	May-13	—	—	336,695	336,695	87.1
Liverpoolweg 10	Jun-13	—	—	16,813	16,813	100.0
Principal Park	Sep-13	106,400	—	—	106,400	—
636 Pierce Street (4)	Dec-13	—	—	108,336	108,336	100.0

Subtotal		150,811	159,041	996,222	1,306,074	95.6%

Total		1,335,358	1,422,244	21,711,427	24,469,029	92.1%

(1)	Space under active development includes current base building and data center projects in progress. Space held for future development includes space held for future data center development, and excludes space under active development.
(2)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease based on engineering drawings. Net rentable square feet includes tenants’ proportional share of common areas but excludes development space.
(3)	Occupancy rates exclude development space. For some of our properties, we calculate occupancy based on factors in addition to contractually leased square feet, including available power, required support space and common area.
(4)	On March 5, 2014, we contributed the 636 Pierce Street property to the PREI® joint venture that was initially formed in September 2013.

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

Portfolio

As of March 31, 2014, our portfolio consisted of 131 properties, including 13 properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 24.5 million rentable square feet including 1.3 million square feet of space under active development and 1.4 million square feet of space held for future development compared to a portfolio consisting of 127 properties, including three properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 24.1 million rentable square feet including 1.4 million square feet of space under active development and 2.1 million square feet of space held for future development as of March 31, 2013. The increase in our portfolio reflects the acquisition of three properties during the twelve months ended March 31, 2014 (in addition, one property was placed into service during the twelve months ended March 31, 2014 related to a land parcel that was acquired prior to January 1, 2013).

Revenues

Total operating revenues for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
Rental	$305,786	$281,399	$24,387
Tenant reimbursements	83,621	75,917	7,704
Fee income	1,183	806	377
Other	—	248	(248)

Total operating revenues	$390,590	$358,370	$32,220

As shown by the same store and new properties table below, the increases in rental revenues and tenant reimbursement revenues in the three months ended March 31, 2014 compared to the same period in 2013 were due to new leasing at our same store properties, including completed and leased development space, and acquisitions of properties. Other revenues changes in the periods presented were primarily due to tenant termination revenues. We acquired 3 properties during the twelve months ended March 31, 2014.

	Same Store			New Properties
	Three Months Ended March 31,			Three Months Ended March 31,
(in thousands)	2014	2013	Change	2014	2013	Change
Rental	$301,666	$273,616	$28,050	$4,120	$7,783	$(3,663)
Tenant reimbursements	83,082	74,663	8,419	539	1,254	(715)
Fee income	—	—	—	1,183	806	377
Other	—	248	(248)	—	—	—

Total operating revenues	$384,748	$348,527	$36,221	$5,842	$9,843	$(4,001)

Same store rental revenues increased for the three months ended March 31, 2014 compared to the same period in 2013 primarily as a result of new leases at our properties during the twelve months ended March 31, 2014, including leases of completed development space, the largest of which were for space in the Sentrum Portfolio, 43940 Digital Loudoun Plaza and 2121 South Price Road. Same store growth was driven by the delivery of approximately 550,000 square feet of leased data center space from within our same store development platform during the last 12 months. In our same store portfolio, we calculate the change in rental rates on renewals signed during the quarter as compared to the previous rent on that same space. During the twelve months ended March 31, 2014, the percentage increase was 19.2% on a GAAP basis. Same store rental revenues increased for the three months ended March 31, 2014 as compared to the same period in 2013 as a result of the increase in rentable square feet of leased data center space. During the twelve months ended March 31, 2014, we also delivered approximately 340,000 square feet of un-leased data center space which was one of the drivers impacting occupancy which decreased slightly to 91.4% as of March 31, 2014 from 93.4% as of March 31, 2013 along with certain leases expiring at one of our non-technical properties during 2013. Same store tenant reimbursement revenues increased for the three months ended March 31, 2014 as compared to the same period in 2013 primarily as a result of new leasing and higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at the Sentrum Portfolio, 111 8th Avenue (2nd and 6th Floors), 720 2nd Street and 350 East Cermak Road.

Excluding the effect of our contribution of 10 properties to an unconsolidated joint venture, new properties revenues increased approximately $3.3 million for the three months ended March 31, 2014 compared to the same period in 2013. 1500 Towerview Road and 7401 E. Ben White Boulevard contributed $2.0 million, or approximately 70% of the new properties increase in rental revenues and tenant reimbursements compared to the same period in 2013.

The following table shows revenues for stabilized properties (includes all of our same store properties with the exception of properties contributed to joint ventures, undeveloped land, development properties currently under construction or committed for construction, and “lease-up” properties) and non-stabilized properties (all other properties) (in thousands).

	Stabilized			Non-Stabilized
	Three Months Ended March 31,			Three Months Ended March 31,
(in thousands)	2014	2013	Change	2014	2013	Change
Rental	$198,531	$196,439	$2,092	$107,255	$84,960	$22,295
Tenant reimbursements	57,043	55,621	1,422	26,578	20,296	6,282
Fee income	—	—	—	1,183	806	377
Other	—	248	(248)	—	—	—

Total operating revenues	$255,574	$252,308	$3,266	$135,016	$106,062	$28,954

Operating Expenses and Interest Expense

Operating expenses and interest expense during the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
Rental property operating and maintenance	$117,896	$105,480	$12,416
Property taxes	22,125	21,042	1,083
Insurance	2,422	2,205	217
Construction management	164	384	(220)
Change in fair value of contingent consideration	(3,403)	1,300	(4,703)
Depreciation and amortization	130,620	111,623	18,997
General and administrative	30,678	15,951	14,727
Transactions	81	1,763	(1,682)
Other	—	36	(36)

Total operating expenses	$300,583	$259,784	$40,799

Interest expense	$47,374	$48,078	$(704)

As shown in the same store and new properties table below, total same store expenses for the three months ended March 31, 2014 increased compared to the same period in 2013 primarily as a result of higher utility rates in several of our properties along with development projects being placed into service leading to higher utility expense (included in rental property operating and maintenance) in 2014. The following table shows expenses for new properties (properties that were acquired after December 31, 2012 along with the 10 properties contributed to our joint venture with the PREI®-managed fund) and same store properties (all other properties) (in thousands).

	Same Store			New Properties
	Three Months Ended March 31,			Three Months Ended March 31,
	2014	2013	Change	2014	2013	Change
Rental property operating and maintenance	$117,860	$105,051	$12,809	$36	$429	$(393)
Property taxes	21,554	20,008	1,546	571	1,034	(463)
Insurance	2,400	2,037	363	22	168	(146)
Construction management (1)	—	—	—	164	384	(220)
Change in fair value of contingent consideration	(3,403)	1,300	(4,703)	—	—	—
Depreciation and amortization	129,044	109,147	19,897	1,576	2,476	(900)
General and administrative (2)	30,678	15,951	14,727	—	—	—
Transactions (3)	—	—	—	81	1,763	(1,682)
Other	—	36	(36)	—	—	—

Total operating expenses	$298,133	$253,530	$44,603	$2,450	$6,254	$(3,804)

Interest expense (4)	$46,306	$47,992	$(1,686)	$1,068	$86	$982

(1)	Construction management expenses are included entirely in new properties as they are not allocable to specific properties.
(2)	General and administrative expenses are included in same store as they are not allocable to specific properties.
(3)	Transaction expenses are included entirely in new properties as they are not allocable to specific properties.
(4)	Interest expense on our global revolving credit facility and unsecured term loan is allocated on a specific property basis.

Same store rental property operating and maintenance expenses increased in the three months ended March 31, 2014 compared to the same period in 2013 primarily as a result of higher consumption and utility rates in several of our properties along with development projects being placed into service leading to higher utility expense in 2014. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and executed leasing activities of $12.4 million and $10.1 million for the three months ended March 31, 2014 and 2013, respectively.

Same store property taxes increased by approximately $1.5 million in the three months ended March 31, 2014 compared to the same period in 2013, primarily as a result of higher supplemental property tax assessments at one of our properties in 2013.

Same store depreciation and amortization expense increased in the three months ended March 31, 2014 by approximately $19.9 million compared to the same period in 2013, principally because of depreciation of development projects that were placed into service in late 2013 and during 2014.

General and administrative expenses for the three months ended March 31, 2014 increased by approximately $14.7 million compared to the same period in 2013 primarily due to the $12.4 million severance charge related to the departure of our former Chief Executive Officer, Michael Foust. The severance amount was determined in accordance with the non-cause termination provisions of Mr. Foust’s existing employment agreement and applicable equity award agreements with the company.

Same store interest expense decreased for the three months ended March 31, 2014 by approximately $1.7 million as compared to the same period in 2013 primarily as a result of lower average outstanding mortgage debt balances during 2014 compared to 2013 primarily due to the paydown of the following loans: Clonshaugh Industrial Estate II (June 2013), 1500 Space Park Drive (July 2013), Paul van Vlissingenstraat 16 (July 2013), Chemin de l’Epinglier 2 (July 2013), Mundells Roundabout (October 2013), Gyroscoopweg 2E-2F (October 2013) and 360 Spear Street (November 2013). During the three months ended March 31, 2014 and 2013, we capitalized interest of approximately $5.3 million and $5.3 million, respectively.

Excluding the effect of our contribution of 10 properties to an unconsolidated joint venture, new properties expenses (excluding construction management and transactions increased approximately $1.8 million for the three months ended March 31, 2014 compared to the same period in 2013. 7401 E. Ben White Boulevard and 1500 Towerview Road contributed $1.0 million, or approximately 54% of the total new properties increase in total operating expenses (excluding construction management and transactions) compared to the same period in 2013.

Transactions expense decreased in the three months ended March 31, 2014 compared to the same period in 2013, principally because there have been no acquisitions in 2014 compared to the acquisition of four properties in 2013.

The following table shows expenses for stabilized properties (includes all of our same store properties with the exception of properties contributed to joint ventures, undeveloped land, development properties currently under construction or committed for construction, and “lease-up” properties) and non-stabilized properties (all other properties) (in thousands).

	Stabilized			Non-Stabilized
	Three Months Ended March 31,			Three Months Ended March 31,
(in thousands)	2014	2013	Change	2014	2013	Change
Rental property operating and maintenance	$75,035	$73,033	$2,002	$42,861	$32,447	$10,414
Property taxes	14,325	14,849	(524)	7,800	6,193	1,607
Insurance	1,832	1,519	313	590	686	(96)
Construction management (1)	—	—	—	164	384	(220)
Change in fair value of contingent consideration	(3,403)	1,300	(4,703)	—	—	—
Depreciation and amortization	78,311	75,354	2,957	52,309	36,269	16,040
General and administrative (2)	30,678	15,951	14,727	—	—	—
Transactions (3)	—	—	—	81	1,763	(1,682)
Other	—	36	(36)	—	—	—

Total operating expenses	$196,778	$182,042	$14,736	$103,805	$77,742	$26,063

Interest expense (4)	$42,009	$44,281	$(2,272)	$5,365	$3,797	$1,568

Stabilized rental property operating and maintenance expenses increased approximately $2.0 million in the three months ended March 31, 2014 compared to the same period in 2013 primarily as a result of higher consumption and utility rates in several of our properties.

Stabilized property taxes decreased by approximately $0.5 million in the three months ended March 31, 2014 compared to the same period in 2013, primarily as a result of higher supplemental property tax assessments at one of our properties in 2013.

Stabilized depreciation and amortization expense increased approximately $3.0 million in the three months ended March 31, 2014 compared to the same period in 2013, principally because of depreciation of a development project that was placed into service during 2013.

General and administrative expenses for the three months ended March 31, 2014 increased approximately $14.7 million compared to the same period in 2013 primarily due to the $12.4 million severance charge related to the departure of our former Chief Executive Officer. The severance amount was determined in accordance with the non-cause termination provisions of Mr. Foust’s existing employment agreement and applicable equity award agreements with the company.

Stabilized interest expense decreased approximately $2.3 million for the three months ended March 31, 2014 as compared to the same period in 2013 primarily as a result of lower average outstanding mortgage debt balances during 2014 compared to 2013 primarily due to the paydown of the following loans: Clonshaugh Industrial Estate II (June 2013), 1500 Space Park Drive (July 2013), Paul van Vlissingenstraat 16 (July 2013), Chemin de l’Epinglier 2 (July 2013), Mundells Roundabout (October 2013), Gyroscoopweg 2E-2F (October 2013) and 360 Spear Street (November 2013).

Non-stabilized rental property operating and maintenance expenses increased in the three months ended March 31, 2014 compared to the same period in 2013 primarily as a result of higher consumption and utility rates in several of our properties along with development projects being placed into service leading to higher utility expense in 2014.

Non-stabilized depreciation and amortization expense increased approximately $16.0 million in the three months ended March 31, 2014 compared to the same period in 2013, principally because of depreciation of development projects that were placed into service in late 2013 and during 2014.

Transactions expense decreased in the three months ended March 31, 2014 compared to the same period in 2013, principally because there have been no acquisitions in 2014 compared to the acquisition of four properties in 2013.

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

Our parent company is a well-known seasoned issuer with an effective shelf registration statement filed on April 23, 2012 that allows our parent company to register an unspecified amount of various classes of equity securities. As circumstances warrant, our parent company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. Any proceeds from such equity issuances would be generally contributed to our operating partnership in exchange for additional equity interests in our operating partnership. Our operating partnership may use the proceeds to acquire additional properties, to fund development opportunities and for general working capital purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities.

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

On June 29, 2011, Digital Realty Trust, Inc. entered into equity distribution agreements, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. To date, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the three months ended March 31, 2014 and 2013. As of March 31, 2014, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

On March 26, 2014 and April 7, 2014, our parent company issued an aggregate of 14.6 million shares of its 7.375% Series H Cumulative Redeemable Preferred Stock for total net proceeds, after underwriting discounts and estimated offering expenses, of $353.2 million, including the proceeds from the partial exercise of the underwriters’ over-allotment option. We used the net proceeds from the offerings to temporarily repay borrowings under our global revolving credit facility.

On April 1, 2014, Digital Stout Holding, LLC, a wholly-owned subsidiary of Digital Realty Trust, L.P, issued £300.0 million (or approximately $498.9 million based on the April 1, 2014 exchange rate of £1.00 to $1.66) aggregate principal amount of its 4.750% Guaranteed Notes due 2023, or the 2023 notes. The 2023 notes are senior unsecured obligations of Digital Stout Holding, LLC and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. Interest on the 2023 notes is payable semiannually in arrears at a rate of 4.750% per annum. The 2023 notes will mature on October 13, 2023. We used the net proceeds from the offering of the 2023 notes to temporarily repay borrowings under our global revolving credit facility.

On April 18, 2014, the Operating Partnership redeemed approximately $5.2 million in aggregate principal amount of the 2029 Debentures pursuant to its option under the indenture governing the 2029 Debentures at a price equal to 100% of the principal amount plus accrued and unpaid interest thereon up to April 18, 2014. In connection with the redemption, the holders of approximately $261.2 million in aggregate principal amount of the 2029 Debentures exchanged such 2029 Debentures for an aggregate of 6,734,938 unregistered shares of Digital Realty Trust, Inc. common stock pursuant to the terms of the indenture governing the 2029 Debentures.

Future Uses of Cash

Our parent company may from time to time seek to retire, redeem or repurchase its equity or the debt securities of our operating partnership through cash purchases and/or exchanges for equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases, redemptions or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions or other factors. The amounts involved may be material.

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

Our parent company has declared and paid the following dividends on its common and preferred stock for the three months ended March 31, 2014 (in thousands):

Date dividend declared	Dividend payable date	Series E Preferred Stock (1)	Series F Preferred Stock (2)	Series G Preferred Stock (3)	Common Stock (4)
February 11, 2014	March 31, 2014	$5,031	$3,023	$3,672	$106,743

		$5,031	$3,023	$3,672	$106,743

(1)	$1.750 annual rate of dividend per share.
(2)	$1.656 annual rate of dividend per share.
(3)	$1.469 annual rate of dividend per share.
(4)	$3.320 annual rate of dividend per share.

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

As of March 31, 2014, we had $70.2 million of cash and cash equivalents, excluding $42.8 million of restricted cash. Restricted cash primarily consists of interest-bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements, as well as capital expenditures.

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

On August 15, 2013, we refinanced our revolving credit facility, which we refer to as the global revolving credit facility, increasing our total borrowing capacity to $2.0 billion from $1.8 billion. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to $2.55 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on November 3, 2017, with two six-month extension options. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit rating of our long-term debt and is currently 110 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit rating of our long-term debt, is currently 20 basis points, and payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling, Swiss franc, Japanese yen and Mexican peso denominations. As of March 31, 2014, borrowings under the global revolving credit facility bore interest at an overall blended rate of 1.61% comprised of 1.25% (U.S. dollars), 1.60% (British pound sterling), 1.33% (Euros), 3.73% (Australian dollars), 1.31% (Hong Kong dollars), 1.20% (Japanese yen) and 2.32% (Canadian dollars). The interest rates are based on 1-month LIBOR, 1-month GBP LIBOR, 1-month EURIBOR, 1-month BBR, 1-month HIBOR, 1-month JPY LIBOR and 1-month CDOR, respectively, plus a margin of 1.10%. The facility also bore a base borrowing rate of 3.35% (USD) which is based on U.S. Prime Rate plus a margin of 0.10%. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and to provide for working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of March 31, 2014, we have capitalized approximately $18.0 million of financing costs related to the global revolving credit facility. As of March 31, 2014, approximately $790.5 million was drawn under this facility and $23.1 million of letters of credit were issued, leaving approximately $1.2 billion available for use.

On August 15, 2013, we refinanced the senior unsecured multi-currency term loan facility, increasing its total borrowing capacity to $1.0 billion from $750.0 million, and pursuant to the accordion feature total commitments can be increased up to $1.1 billion, subject to the receipt of lender commitments and other conditions precedent. The facility matures on April 16, 2017, with two six-month extension options. Interest rates are based on our senior unsecured debt ratings and are currently 120 basis points over the applicable index for floating rate advances. Funds may be drawn in U.S, Singapore and Australian dollars, as well as Euro and British pound sterling denominations with the option to add Hong Kong dollars and Japanese yen upon an accordion exercise. Based on exchange rates in effect at March 31, 2014, the balance outstanding is approximately $1,026.9 million. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. As of March 31, 2014, we have capitalized approximately $8.4 million of financing costs related to the unsecured term loan.

For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.

On June 29, 2011, our parent company commenced its At-the-Market equity distribution program discussed under “Liquidity and Capital Resources of the Parent Company” above. To date, our parent company has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million shares of common stock under the program at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents before offering expenses. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 5.7 million common units to our parent company. No sales were made under the program during the three months ended March 31, 2014 and 2013. As of March 31, 2014, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

The growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower, as such private investors typically have lower return expectations than us. As a result, we anticipate that near-term acquisitions activity will comprise a smaller percentage of our growth until seller price expectations realign with our return requirements.

Construction

	As of March 31, 2014				As of December 31, 2013
(dollars in thousands)	Net Rentable Square Feet	Current Investment (1)	Future Investment (2)	Total Cost	Net Rentable Square Feet	Current Investment (3)	Future Investment (2)	Total Cost
Development Lifecycle
Land Inventory		$113,543	$—	$113,543		$106,327	$—	$106,327
Space Held for Development	1,422,244	390,477	—	390,477	1,331,685	340,076	—	340,076
Base Building Construction	803,624	155,546	79,978	235,524	1,062,647	207,568	120,808	328,376
Datacenter Construction	531,734	192,715	405,821	598,536	697,034	269,669	373,560	643,229
Equipment Pool & Other Inventory		30,696	—	30,696		26,361	—	26,361
Campus, Tenant Improvements & Other		57,175	43,842	101,017		33,129	10,719	43,848

Total Development	2,757,602	940,152	529,641	1,469,793	3,091,366	983,130	505,087	1,488,217
Enhancement & Other		61,148	38,595	99,743		60,619	37,594	98,213
Recurring		8,992	8,858	17,850		9,482	7,036	16,518

Total Construction in Progress		$1,010,292	$577,094	$1,587,386		$1,053,231	$549,717	$1,602,948

(1)	Represents balances incurred through March 31, 2014.
(2)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.
(3)	Represents balances incurred through December 31, 2013.

Land inventory and space held for development reflect cumulative cost of space pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future datacenter fit-out. Datacenter construction includes 531,734 square feet of Turn Key Flex®, Powered Base Building®, and Custom Solutions product with a cost as of March 31, 2014 of approximately $192.7 million. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of datacenter construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first generation tenant improvements.

Future Uses of Cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of March 31, 2014, we had approximately 1.3 million square feet of space under active development and approximately 1.4 million square feet of space held for future development and we also owned approximately 735,000 net rentable square feet of datacenter space with extensive installed tenant improvements. Turn-Key Flex® space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Flex® space, we expect to incur significant tenant improvement costs to build out and develop these types of spaces. At March 31, 2014, approximately 1,335,000 square feet was under construction for Turn-Key Flex®, Powered Base Building® and Custom Solutions (formerly referred to as Build-to-Suit) products, all of which are expected to be income producing on or after completion, in four U.S. domestic markets, two European markets, one Canadian market and our Singapore market, consisting of approximately 803,000 square feet of base building construction and 532,000 square feet of data center construction. At March 31, 2014, we had commitments under construction contracts for approximately $281.4 million. We currently expect to incur approximately $400.0 million to $600.0 million of capital expenditures for our development programs during the nine months ending December 31, 2014, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Historical Capital Expenditures (Cash Basis) (in thousands)

	Three Months Ended March 31,
	2014	2013
Development projects	$185,554	$201,513
Enhancement and improvements	18,179	31,261
Recurring capital expenditures	8,685	9,860

Total capital expenditures (excluding indirect costs)	$212,418	$242,634

For the three months ended March 31, 2014, total capital expenditures decreased $30.2 million to approximately $212.4 million from $242.6 million for the same period in 2013. Capital expenditures on our development projects plus our enhancement and improvements projects for the three months ended March 31, 2014 were approximately $203.7 million, which reflects a decrease of approximately 12% from the same period in 2013. This decrease was primarily due to the completion of and decreased spending for ground-up Custom Solutions projects, Turn-Key Flex and base building improvements. Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including capitalized interest, capitalized in the three months ended March 31, 2014 and 2013 were $16.7 million and $15.3 million, respectively. Capitalized interest comprised approximately $5.3 million and $5.3 million, respectively, of the total indirect costs capitalized for the three months ended March 31, 2014 and 2013. Capitalized interest in the three months ended March 31, 2014 remained flat compared to the same period in 2013 due to the mix of qualifying expenditures. Excluding capitalized interest, the increase in indirect costs in the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities. See “—Future Uses of Cash” for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2014.

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

We may from time to time seek to retire or repurchase our outstanding debt or the equity of our parent company through cash purchases and/or exchanges for equity securities of our parent company in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions or other factors. The amounts involved may be material.

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

Distributions

All distributions on our units are at the discretion of our parent company’s board of directors. During the three months ended March 31, 2014, our operating partnership declared and paid the following distributions (in thousands):

Date distribution declared	Distribution payable date	Series E Preferred Units (1)	Series F Preferred Units (2)	Series G Preferred Units (3)	Common Units (4)
February 11, 2014	March 31, 2014	$5,031	$3,023	$3,672	$109,378

		$5,031	$3,023	$3,672	$109,378

(1)	$1.750 annual rate of distribution per unit.
(2)	$1.656 annual rate of distribution per unit.
(3)	$1.469 annual rate of distribution per unit.
(4)	$3.320 annual rate of distribution per unit.

Commitments and Contingencies

As part of the acquisition of 29A International Business Park, the seller can earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined in the agreements for the acquisition. As of March 31, 2014, construction has not been completed and none of the leases executed subsequent to purchase would cause an amount to become probable of payment and therefore no amount has been accrued as of March 31, 2014. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $39.8 million based on the exchange rate as of March 31, 2014). The earnout contingency expires in November 2020.

One of the tenants at our Convergence Business Park property has an option to expand as part of their lease agreement, which expires in April 2017. As part of this option, development activities are not permitted on specifically identified expansion space within the property until April 2014. From April 2014 through April 2017, the tenant has the right of first refusal on any third party’s bona fide offer to buy the adjacent land. If the tenant exercises their option, we may (a) construct and lease an additional shell building on the expansion space to the tenant at a stipulated rate of return on cost or (b) sell the existing building and the expansion space to the tenant for a price of approximately $24.0 million and $225,000 per square acre, respectively, plus additional adjustments as provided in the lease.

As part of the acquisition of the Sentrum Portfolio, the seller can earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of contingent consideration was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). We have adjusted the contingent consideration to fair value at each reporting date with changes in fair value recognized in operating income. At March 31, 2014, the fair value of the contingent consideration for Sentrum was £37.2 million (or approximately $62.0 million based on the exchange rate as of March 31, 2014) and is currently accrued in accounts payable and other accrued expenses in the condensed consolidated balance sheet. During the year ended December 31, 2013, we made earnout payments of approximately £16.9 million (or approximately $25.8 million based on the exchange rates as of the date of each payment). No payments were made during the three months ended March 31, 2014. Change in fair value of contingent consideration for Sentrum was an increase to operating income of approximately $3.4 million for the three months ended March 31, 2014 and a reduction to operating income of approximately $1.3 million for the three months ended March 31, 2013. The earn-out contingency expires in July 2015. This amount will be reassessed on a quarterly basis, with any changes being recognized in earnings. Increases or decreases in the fair value of the contingent consideration can result from changes in discount periods, discount rates and probabilities that contingencies will be met.

As of March 31, 2014, we were a party to interest rate swap agreements which hedge variability in cash flows related the U.S. LIBOR and SGD-SOR based tranches of the unsecured term loan. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt, as of March 31, 2014 (in millions):

Debt Summary:
Fixed rate	$3,190.0
Variable rate debt subject to interest rate swaps	561.6

Total fixed rate debt (including interest rate swaps)	3,751.6
Variable rate—unhedged	1,255.8

Total	$5,007.4

Percent of Total Debt:
Fixed rate (including swapped debt)	74.9%
Variable rate	25.1%

Total	100.0%

Effective Interest Rate as of March 31, 2014 (1):
Fixed rate (including hedged variable rate debt)	4.60%
Variable rate	1.76%
Effective interest rate	3.89%

(1)	Excludes impact of deferred financing cost amortization.

As of March 31, 2014, we had approximately $5.0 billion of outstanding consolidated indebtedness as set forth in the table above. Our ratio of debt to total enterprise value was approximately 38% (based on the closing price of Digital Realty Trust, Inc.’s common stock on March 31, 2014 of $53.08). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C Units and Class D Units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, GBP LIBOR, SIBOR, BBR, HIBOR, JPY LIBOR and CDOR rates, depending on the respective agreement governing the debt, including our global revolving credit facility and unsecured term loan. Assuming maturity of the 2029 Debentures at its first redemption date in April 2014, as of March 31, 2014, our debt had a weighted average term to initial maturity of approximately 4.6 years (approximately 5.0 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of March 31, 2014, we were party to interest rate swap agreements related to $561.6 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

As of March 31, 2014, our pro-rata share of mortgage debt of unconsolidated joint ventures was approximately $117.9 million, of which $44.3 million is subject to interest rate swap agreements.

Cash Flows

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013

The following table shows cash flows and ending cash and cash equivalent balances for the three months ended March 31, 2014 and 2013, respectively (in thousands).

	Three Months Ended March 31,
	2014	2013	Change
Net cash provided by operating activities	$116,411	$89,041	$27,370
Net cash used in investing activities	(227,544)	(355,638)	128,094
Net cash provided by financing activities	124,567	252,446	(127,879)

Net increase (decrease) in cash and cash equivalents	$13,434	$(14,151)	$27,585

The increase in net cash provided by operating activities was due to increased cash flows from new leasing at our same store properties, completed and leased development space and our acquisition of new operating properties in the twelve months ended March 31, 2014 which was partially offset by increased operating expenses.

Net cash used in investing activities decreased for the three months ended March 31, 2014, as we had a decrease in cash paid for capital expenditures for the three months ended March 31, 2014 ($224.1 million) as compared to the same period in 2013 ($258.7 million), along with a decrease in cash paid for acquisitions for the three months ended March 31, 2014 ($0) as compared to in the same period in 2013 ($77.9 million).

Net cash flows provided by financing activities for the company consisted of the following amounts (in thousands).

	Three Months Ended March 31,
	2014	2013	Change
Proceeds from borrowings, net of repayments	$58,453	$(173,620)	$232,073
Net proceeds from issuance of common and preferred stock, including exercise of stock options	289,795	(87)	289,882
Net proceeds from 2025 Notes	—	630,026	(630,026)
Dividend and distribution payments	(223,613)	(203,994)	(19,619)
Other	(68)	121	(189)

Net cash provided by financing activities	$124,567	$252,446	$(127,879)

The decrease in net cash provided by financing activities was primarily due to the issuance of our 2025 Notes (net proceeds of $630.0 million) in January 2013 offset by higher net borrowings during the three months ended March 31, 2014 (net proceeds of $58.5 million) as compared to the three months ended March 31, 2013 (net payments of $173.6 million) along with the issuance of our series H preferred stock (net proceeds of $289.9 million) in March 2014. The increase in dividend and distribution payments for the three months ended March 31, 2014 as compared to the same period in 2013 was due to an increase in the number of shares outstanding and dividend amount per share of common stock in 2014 as compared to 2013 and the payment of dividends on our series G preferred stock during the three months ended March 31, 2014, which series of preferred stock was not outstanding for any portion of the three months ended March 31, 2013.

Net cash flows provided by financing activities for the operating partnership consisted of the following amounts (in thousands).

	Three Months Ended March 31,
	2014	2013	Change
Proceeds from borrowings, net of repayments	$58,453	$(173,620)	$232,073
General partner contributions, net	$289,795	$(87)	$289,882
Net proceeds from 2025 Notes	—	630,026	(630,026)
Distribution payments	(223,613)	(203,994)	(19,619)
Other	(68)	121	(189)

Net cash provided by financing activities	$124,567	$252,446	$(127,879)

The decrease in net cash provided by financing activities was primarily due to the issuance of our 2025 Notes (net proceeds of $630.0 million) in January 2013, offset by higher net borrowings during the three months ended March 31, 2014 (net proceeds of $58.5 million) as compared to the three months ended March 31, 2013 (net payments of $173.6 million) along with general partner contributions in connection with Digital Realty Trust, Inc.’s series H preferred stock offering in March 2014 (net proceeds of $289.9 million). The increase in distribution payments for the three months ended March 31, 2014 as compared to the same period in 2013 was due to an increase in the number of units outstanding and distribution amount per common unit in 2014 as compared to 2013 and the payment of distributions on our series G preferred units during the three months ended March 31, 2014, which series of preferred units were not outstanding for any portion of the three months ended March 31, 2013.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in our operating partnership that are not owned by Digital Realty Trust, Inc., which, as of March 31, 2014, amounted to 2.4% of our operating partnership common units. In conjunction with our formation, GI Partners received common units in exchange for contributing ownership interests in properties to our operating partnership. Also, our operating partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Net income available to common stockholders	$34,186	$42,657
Adjustments:
Noncontrolling interests in operating partnership	693	824
Real estate related depreciation and amortization (1)	129,496	110,690
Real estate related depreciation and amortization related to investment in unconsolidated joint ventures	1,628	833
Gain on contribution of properties to unconsolidated joint venture	(1,906)	—

FFO available to common stockholders and unitholders (2)	$164,097	$155,004

Basic FFO per share and unit	$1.25	$1.20
Diluted FFO per share and unit (2)	$1.22	$1.16
Weighted average common stock and units outstanding
Basic	131,143	128,888
Diluted (2)	138,162	137,680
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	130,620	111,623
Non-real estate depreciation	(1,124)	(933)

	$129,496	$110,690

(2)	At March 31, 2013, we had 0 series D convertible preferred shares outstanding, as a result of the conversion of all remaining shares on February 26, 2013, which calculates into 1,909 common shares on a weighted average basis for the three months ended March 31, 2013. In addition, we had a balance of $266,400 of 5.50% exchangeable senior debentures due 2029 that were exchangeable for 6,806 and 6,590 common shares on a weighted average basis for the three months ended March 31, 2014 and March 31, 2013, respectively. See below for calculations of diluted FFO available to common stockholders and unitholders and weighted average common stock and units outstanding.

	Three Months Ended March 31,
	2014	2013
FFO available to common stockholders and unitholders	$164,097	$155,004
Add: 5.50% exchangeable senior debentures interest expense	4,050	4,050

FFO available to common stockholders and unitholders—diluted	$168,147	$159,054

Weighted average common stock and units outstanding	131,143	128,888
Add: Effect of dilutive securities (excluding series D convertible preferred stock and 5.50% exchangeable senior debentures)	213	293
Add: Effect of dilutive series D convertible preferred stock	—	1,909
Add: Effect of dilutive 5.50% exchangeable senior debentures	6,806	6,590

Weighted average common stock and units outstanding—diluted	138,162	137,680

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of March 31, 2014, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$3,190.0	$3,375.5
Variable rate debt subject to interest rate swaps	561.6	561.6

Total fixed rate debt (including interest rate swaps)	3,751.6	3,937.1
Variable rate debt	1,255.8	1,255.8

Total outstanding debt	$5,007.4	$5,192.9

Interest rate derivatives included in this table and their fair values as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of March 31, 2014		As of December 31, 2013		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of March 31, 2014	As of December 31, 2013

Currently-paying contracts
$410,905	(1)	$410,905	(1)	Swap	0.717	Various	Various	$(234)	$(76)
150,696	(2)	150,040	(2)	Swap	0.925	Jul. 17, 2012	Apr. 18, 2017	474	131

561,601		560,945						240	55

Forward-starting contracts
150,000	(3)	—		Forward- starting Swap	2.091	Jul. 15, 2014	Jul. 15, 2019	(681)	—

Total
$711,601		$560,945						$(441)	$55

(1)	Represents the U.S. dollar tranche of the unsecured term loan.
(2)	Represents a portion of the Singapore dollar tranche of the unsecured term loan. Translation to U.S. dollars is based on exchange rate of $0.80 to 1.00 SGD as of March 31, 2014 and $0.79 to 1.00 SGD as of December 31, 2013.
(3)	In January 2014, we entered into a new forward-starting swap agreement with a notional amount of $150.0 million requiring fixed rate interest payments of 2.091% for a five-year period that commences in July 2014.

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of March 31, 2014:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	11	$2.4
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(11)	(2.4)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	11	1.4
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(11)	(1.4)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(11)	15.8
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	11	(15.2)

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

Foreign Currency Exchange Risk

For the three months ended March 31, 2014 and 2013, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, Canada, Singapore, Australia and Hong Kong as well as Japan in the three months ended March 31, 2014, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Swiss franc, Australian dollar, Singapore dollar, Canadian dollar, Hong Kong dollar and the Japanese yen. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended March 31, 2014 and 2013, operating revenues from properties outside the United States contributed $95.4 million and $84.4 million, respectively, which represented 24.4% and 23.5% of our total operating revenues, respectively. Net investment in properties outside the United States was $2.7 billion for each of March 31, 2014 and December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures (Digital Realty Trust, Inc.)

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its interim chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and its management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the company has investments in certain unconsolidated entities, which are accounted for using the equity method of accounting. As the company does not control or manage these entities, its disclosure controls and procedures with respect to such entities may be substantially more limited than those it maintains with respect to its consolidated subsidiaries.

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the company carried out an evaluation, under the supervision and with participation of its interim chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of the end of the quarter covered by this report. Based on the foregoing, the company’s interim chief executive officer and chief financial officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the company’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2014, the company continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014. We expect that management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending December 31, 2014 will be based on the 2013 COSO framework and that the change will not be significant to our overall control structure over financial reporting.

Evaluation of Disclosure Controls and Procedures (Digital Realty Trust, L.P.)

The operating partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to its management, including the interim chief executive officer and chief financial officer of its general partner, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the operating partnership’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and its management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the operating partnership has investments in certain unconsolidated entities, which are accounted for using the equity method of accounting. As the operating partnership does not control or manage these entities, its disclosure controls and procedures with respect to such entities may be substantially more limited than those it maintains with respect to its consolidated subsidiaries.

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the operating partnership carried out an evaluation, under the supervision and with participation of the interim chief executive officer and chief financial officer of its general partner, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of the end of the quarter covered by this report. Based on the foregoing, the interim chief executive officer and chief financial officer of the operating partnership’s general partner concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the operating partnership’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2014, the operating partnership continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014. We expect that management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending December 31, 2014 will be based on the 2013 COSO framework and that the change will not be significant to our overall control structure over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

The risk factors discussed under the heading “Risk Factors” and elsewhere in the company’s and the operating partnership’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2013 continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

None.

Digital Realty Trust, L.P.

During the three months ended March 31, 2014, Digital Realty Trust, Inc. issued an aggregate of 917 shares of its common stock upon the exercise of stock options. Digital Realty Trust, Inc. contributed the proceeds of approximately $38.3 thousand to our operating partnership in exchange for an aggregate of 917 common units, as required by our operating partnership’s partnership agreement.

During the three months ended March 31, 2014, Digital Realty Trust, Inc. issued, net of forfeitures, an aggregate of 145,757 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our operating partnership issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended March 31, 2014, our operating partnership issued an aggregate of 145,757 common units to Digital Realty Trust, Inc., as required by our operating partnership’s partnership agreement.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form S-8 filed on April 28, 2014).

3.2	Fifth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on May 2, 2014).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

3.4	Thirteenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P., as amended.

4.1	Specimen Certificate for Digital Realty Trust, Inc.’s 7.375% Series H Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form 8-A filed on March 21, 2014).

4.2	Indenture, dated as of April 1, 2014, among Digital Stout Holding, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 4.750% Guaranteed Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Combined Current Report of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. on Form 8-K filed on April 1, 2014).

10.1	Release of Guarantors, dated as of January 27, 2014 executed by Digital Realty Trust, L.P., Prudential Investment Management, Inc., and the other Purchasers party to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011 (incorporated by reference to Exhibit 10.32 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 28, 2014).

10.2†	Employment Agreement, dated November 16, 2012, among Digital Realty Trust, Inc., DLR LLC and Matthew Miszewski.

10.3†	Form of Sales Compensation Plan, Senior Vice President of Sales, Sales Incentive Plan.

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer and Chief Financial Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certification of Chief Executive Officer and Chief Financial Officer for Digital Realty Trust, L.P.

101	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) Condensed Consolidated Income Statements for the three months ended March 31, 2014 and 2013; (iii) Condensed Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for the three months ended March 31, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

May 9, 2014	/S/ A. WILLIAM STEIN
A. William Stein Interim Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer)

May 9, 2014	/S/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By: Digital Realty Trust, Inc. Its general partner

By:

May 9, 2014	/S/ A. WILLIAM STEIN
A. William Stein Interim Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer)

May 9, 2014	/S/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)

Exhibit Index

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form S-8 filed on April 28, 2014).

3.2	Fifth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on May 2, 2014).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

3.4	Thirteenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P., as amended.

4.1	Specimen Certificate for Digital Realty Trust, Inc.’s 7.375% Series H Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form 8-A filed on March 21, 2014).

4.2	Indenture, dated as of April 1, 2014, among Digital Stout Holding, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 4.750% Guaranteed Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Combined Current Report of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. on Form 8-K filed on April 1, 2014).

10.1	Release of Guarantors, dated as of January 27, 2014 executed by Digital Realty Trust, L.P., Prudential Investment Management, Inc., and the other Purchasers party to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011 (incorporated by reference to Exhibit 10.32 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 28, 2014).

10.2†	Employment Agreement, dated November 16, 2012, among Digital Realty Trust, Inc., DLR LLC and Matthew Miszewski.

10.3†	Form of Sales Compensation Plan, Senior Vice President of Sales, Sales Incentive Plan.

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer and Chief Financial Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certification of Chief Executive Officer and Chief Financial Officer for Digital Realty Trust, L.P.

101	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) Condensed Consolidated Income Statements for the three months ended March 31, 2014 and 2013; (iii) Condensed Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for the three months ended March 31, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.