Form 10-Q
period 2014-06-30
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2014-08-07
CIK 1297996, 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Digital Realty Trust, Inc.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Digital Realty Trust, L.P.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at August 4, 2014
Common Stock, $.01 par value per share	135,500,587

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2014 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of June 30, 2014, Digital Realty Trust, Inc. owned an approximate 97.7% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 2.3% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of Digital Realty Trust, Inc. As of June 30, 2014, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

To help investors understand the significant differences between the company and the operating partnership, this report presents the following separate sections for each of the company and the operating partnership:

•	Condensed consolidated financial statements;

•	the following notes to the condensed consolidated financial statements:

•	Debt of the company and Debt of the operating partnership;

•	Income per Share and Income per Unit; and

•	Equity and Accumulated Other Comprehensive Income, Net of the company and Capital and Accumulated Other Comprehensive Income of the operating partnership;

•	Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Unregistered Sales of Equity Securities and Use of Proceeds.

This report also includes separate Item 4. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the company and the operating partnership in order to establish that the Interim Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the company and the operating partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$688,664	$693,791
Acquired ground leases	14,868	14,618
Buildings and improvements	9,056,305	8,680,677
Tenant improvements	500,392	490,492

Total investments in properties	10,260,229	9,879,578
Accumulated depreciation and amortization	(1,778,768)	(1,565,996)

Net investments in properties	8,481,461	8,313,582
Investment in unconsolidated joint ventures	92,619	70,504

Net investments in real estate	8,574,080	8,384,086
Cash and cash equivalents	80,926	56,808
Accounts and other receivables, net of allowance for doubtful accounts of $6,530 and $5,576 as of June 30, 2014 and December 31, 2013, respectively	161,495	181,163
Deferred rent	436,443	393,504
Acquired above-market leases, net	47,181	52,264
Acquired in-place lease value and deferred leasing costs, net	470,620	489,456
Deferred financing costs, net	36,914	36,475
Restricted cash	39,778	40,362
Other assets	62,794	51,627

Total assets	$9,910,231	$9,685,745

LIABILITIES AND EQUITY
Global revolving credit facility	$374,641	$724,668
Unsecured term loan	1,034,830	1,020,984
Unsecured senior notes, net of discount	2,897,068	2,364,232
Exchangeable senior debentures	—	266,400
Mortgage loans, net of premiums	552,696	585,608
Accounts payable and other accrued liabilities	636,783	662,687
Accrued dividends and distributions	—	102,509
Acquired below-market leases, net	118,432	130,269
Security deposits and prepaid rents	161,500	181,876

Total liabilities	5,775,950	6,039,233

Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 70,000,000 shares authorized:
Series E Cumulative Redeemable Preferred Stock, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per share), 11,500,000 and 11,500,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	277,172	277,172
Series F Cumulative Redeemable Preferred Stock, 6.625%, $182,500 and $182,500 liquidation preference, respectively ($25.00 per share), 7,300,000 and 7,300,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	176,191	176,191
Series G Cumulative Redeemable Preferred Stock, 5.875%, $250,000 and $250,000 liquidation preference, respectively ($25.00 per share), 10,000,000 and 10,000,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	241,468	241,468
Series H Cumulative Redeemable Preferred Stock, 7.375%, $365,000 and $0 liquidation preference, respectively ($25.00 per share), 14,600,000 and 0 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	353,378	—
Common Stock: $0.01 par value, 215,000,000 shares authorized, 135,370,016 and 128,455,350 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	1,347	1,279
Additional paid-in capital	3,955,830	3,688,937
Accumulated dividends in excess of earnings	(928,626)	(785,222)
Accumulated other comprehensive income, net	14,962	10,691

Total stockholders’ equity	4,091,722	3,610,516

Noncontrolling Interests:
Noncontrolling interests in operating partnership	35,632	29,027
Noncontrolling interests in consolidated joint ventures	6,927	6,969

Total noncontrolling interests	42,559	35,996

Total equity	4,134,281	3,646,512

Total liabilities and equity	$9,910,231	$9,685,745

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating Revenues:
Rental	$313,420	$285,953	$619,206	$567,352
Tenant reimbursements	85,687	76,681	169,308	152,598
Fee income	1,466	728	2,649	1,534
Other	873	140	873	388

Total operating revenues	401,446	363,502	792,036	721,872

Operating Expenses:
Rental property operating and maintenance	126,796	106,706	244,692	212,186
Property taxes	20,595	19,374	42,720	40,416
Insurance	1,896	2,238	4,318	4,443
Construction management	121	294	285	678
Change in fair value of contingent consideration	766	(370)	(2,637)	930
Depreciation and amortization	137,092	115,867	267,712	227,490
General and administrative	20,321	17,891	50,999	33,842
Transactions	755	1,491	836	3,254
Other	651	17	651	53

Total operating expenses	308,993	263,508	609,576	523,292

Operating income	92,453	99,994	182,460	198,580

Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	3,477	2,330	6,058	4,665
Gain on insurance settlement	—	5,597	—	5,597
Gain on sale of property	15,945	—	15,945	—
Gain on contribution of property to unconsolidated joint venture	—	—	1,906	—
Interest and other income	(83)	(6)	1,644	35
Interest expense	(49,146)	(47,583)	(96,520)	(95,661)
Tax expense	(1,021)	(210)	(2,859)	(1,413)
Loss from early extinguishment of debt	(293)	(501)	(585)	(501)

Net income	61,332	59,621	108,049	111,302
Net income attributable to noncontrolling interests	(993)	(1,145)	(1,798)	(2,115)

Net income attributable to Digital Realty Trust, Inc.	60,339	58,476	106,251	109,187
Preferred stock dividends	(18,829)	(11,399)	(30,555)	(19,453)

Net income available to common stockholders	$41,510	$47,077	$75,696	$89,734

Net income per share available to common stockholders:
Basic	$0.31	$0.37	$0.58	$0.70
Diluted	$0.31	$0.37	$0.58	$0.70

Weighted average common shares outstanding:
Basic	133,802,622	128,419,745	131,183,857	127,437,970
Diluted	133,977,885	128,623,076	131,320,547	127,627,496

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$61,332	$59,621	$108,049	$111,302

Other comprehensive income:
Foreign currency translation adjustments	4,921	308	8,740	(62,755)
(Decrease) increase in fair value of interest rate swaps	(4,739)	6,623	(6,082)	6,499
Reclassification to interest expense from interest rate swaps	854	1,700	1,700	3,441

Comprehensive income	62,368	68,252	112,407	58,487

Comprehensive income attributable to noncontrolling interests	(1,014)	(1,313)	(1,885)	(1,119)

Comprehensive income attributable to Digital Realty Trust, Inc.	$61,354	$66,939	$110,522	$57,368

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Income, net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2013	$694,831	128,455,350	$1,279	$3,688,937	$(785,222)	$10,691	$3,610,516	$29,027	$6,969	$35,996	$3,646,512
Conversion of units to common stock	—	14,941	—	191	—	—	191	(191)	—	(191)	—
Issuance of unvested restricted stock, net of forfeitures	—	148,653	—	—	—	—	—	—	—	—	—
Common stock offering costs	—	—	—	(93)	—	—	(93)	—	—	—	(93)
Exercise of stock options	—	16,134	—	237	—	—	237	—	—	—	237
Issuance of common stock in exchange for debentures	—	6,734,938	68	261,098	—	—	261,166	—	—	—	261,166
Issuance of series H preferred stock, net of offering costs	353,378	—	—	—	—	—	353,378	—	—	—	353,378
Amortization of unearned compensation regarding share-based awards	—	—	—	15,766	—	—	15,766	—	—	—	15,766
Reclassification of vested share-based awards	—	—	—	(10,306)	—	—	(10,306)	10,306	—	10,306	—
Dividends declared on preferred stock	—	—	—	—	(30,555)	—	(30,555)	—	—	—	(30,555)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(219,100)	—	(219,100)	(5,163)	—	(5,163)	(224,263)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	(274)	(274)	(274)
Net income	—	—	—	—	106,251	—	106,251	1,566	232	1,798	108,049
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	8,563	8,563	177	—	177	8,740
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	(5,957)	(5,957)	(125)	—	(125)	(6,082)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	1,665	1,665	35	—	35	1,700

Balance as of June 30, 2014	$1,048,209	135,370,016	$1,347	$3,955,830	$(928,626)	$14,962	$4,091,722	$35,632	$6,927	$42,559	$4,134,281

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:

Net income	$108,049	$111,302
Adjustments to reconcile net income to net cash provided by operating activities:

Gain on sale of property	(15,945)	—
Gain on contribution of investment properties to unconsolidated joint venture	(1,906)	—
Gain on insurance settlement	—	(5,597)
Equity in earnings of unconsolidated joint ventures	(6,058)	(4,665)
Change in fair value of accrued contingent consideration	(2,637)	930
Distributions from unconsolidated joint ventures	4,603	2,875
Write-off of net assets due to early lease terminations	651	(53)
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	225,025	189,997
Amortization of share-based unearned compensation	12,640	6,468
Allowance for doubtful accounts	954	(6)
Amortization of deferred financing costs	4,487	4,902
Loss on early extinguishment of debt	585	501
Amortization of debt discount/premium	864	340
Amortization of acquired in-place lease value and deferred leasing costs	42,687	37,494
Amortization of acquired above-market leases and acquired below-market leases	(5,340)	(6,085)
Changes in assets and liabilities:
Restricted cash	1,922	5,138
Accounts and other receivables	20,583	4,183
Deferred rent	(41,283)	(41,141)
Deferred leasing costs	(7,663)	(9,014)
Other assets	(13,328)	(10,065)
Accounts payable and other accrued liabilities	3,718	(10,614)
Security deposits and prepaid rents	(17,344)	(1,383)

Net cash provided by operating activities	315,264	275,507

Cash flows from investing activities:

Acquisitions of real estate	—	(117,289)
Proceeds from sale of property, net	37,945	—
Proceeds from contribution of investment properties to unconsolidated joint venture	11,408	—
Investment in unconsolidated joint ventures	(20,627)	(5,654)
Investment in equity securities	(3)	(17,100)
Deposits paid for acquisitions of real estate	—	(2,250)
Receipt of value added tax refund	4,956	4,740
Refundable value added tax paid	(3,816)	(5,002)
Change in restricted cash	(1,340)	(862)
Improvements to and advances for investments in real estate	(431,217)	(577,075)
Improvement advances to tenants	(7,091)	(1,758)
Collection of advances from tenants for improvements	5,969	1,377
Proceeds from insurance settlement	—	8,625

Net cash used in investing activities	(403,816)	(712,248)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from financing activities:

Borrowings on revolving credit facility	$677,264	$845,592
Repayments on revolving credit facility	(1,033,838)	(932,225)
Borrowings on 4.250% unsecured senior notes due 2025	—	630,026
Borrowings on 4.750% unsecured senior notes due 2023	495,872	—
Principal payments on mortgage loans	(6,349)	(46,700)
Principal repayments on exchangeable senior debentures	(5,234)	—
Earnout payment related to the acquisition of the Sentrum Portfolio	(5,706)	(10,009)
Change in restricted cash	51	406
Payment of loan fees and costs	(5,311)	(6,720)
Capital (distributions paid to) contributions received from noncontrolling interests in consolidated joint ventures, net	(274)	925
Gross proceeds from the issuance of preferred stock	365,000	250,000
Common stock offering costs paid	(93)	(290)
Preferred stock offering costs paid	(11,622)	(8,435)
Proceeds from exercise of stock options	237	50
Payment of dividends to preferred stockholders	(30,555)	(19,453)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(326,772)	(298,447)

Net cash provided by financing activities	112,670	404,720

Net increase (decrease) in cash and cash equivalents	24,118	(32,021)
Cash and cash equivalents at beginning of period	56,808	56,281

Cash and cash equivalents at end of period	$80,926	$24,260

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Supplemental disclosure of cash flow information:

Cash paid for interest, including amounts capitalized	$98,240	$91,726
Cash paid for income taxes	2,800	1,649

Supplementary disclosure of noncash investing and financing activities:

Change in net assets related to foreign currency translation adjustments	$8,740	$(62,755)
(Decrease) increase in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(6,082)	6,499
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	191	284
Preferred stock converted to shares of common stock	—	119,348
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	191,148	237,933
Additional accrual of contingent purchase price for investments in real estate	—	5,840
Issuance of common units associated with exchange of exchangeable senior debentures	261,166	—
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	—	105,521
Acquired above-market leases	—	203
Acquired below-market leases	—	(4,136)
Acquired in-place lease value and deferred leasing costs	—	15,701

Cash paid for acquisition of real estate	$—	$117,289

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$688,664	$693,791
Acquired ground leases	14,868	14,618
Buildings and improvements	9,056,305	8,680,677
Tenant improvements	500,392	490,492

Total investments in properties	10,260,229	9,879,578
Accumulated depreciation and amortization	(1,778,768)	(1,565,996)

Net investments in properties	8,481,461	8,313,582
Investment in unconsolidated joint ventures	92,619	70,504

Net investments in real estate	8,574,080	8,384,086
Cash and cash equivalents	80,926	56,808
Accounts and other receivables, net of allowance for doubtful accounts of $6,530 and $5,576 as of June 30, 2014 and December 31, 2013, respectively	161,495	181,163
Deferred rent	436,443	393,504
Acquired above-market leases, net	47,181	52,264
Acquired in-place lease value and deferred leasing costs, net	470,620	489,456
Deferred financing costs, net	36,914	36,475
Restricted cash	39,778	40,362
Other assets	62,794	51,627

Total assets	$9,910,231	$9,685,745

LIABILITIES AND CAPITAL
Global revolving credit facility	$374,641	$724,668
Unsecured term loan	1,034,830	1,020,984
Unsecured senior notes, net of discount	2,897,068	2,364,232
Exchangeable senior debentures	—	266,400
Mortgage loans, net of premiums	552,696	585,608
Accounts payable and other accrued liabilities	636,783	662,687
Accrued dividends and distributions	—	102,509
Acquired below-market leases, net	118,432	130,269
Security deposits and prepaid rents	161,500	181,876

Total liabilities	5,775,950	6,039,233
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Series E Cumulative Redeemable Preferred Units, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per unit), 11,500,000 and 11,500,000 units issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	277,172	277,172
Series F Cumulative Redeemable Preferred Units, 6.625%, $182,500 and $182,500 liquidation preference, respectively ($25.00 per unit), 7,300,000 and 7,300,000 units issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	176,191	176,191
Series G Cumulative Redeemable Preferred Units, 5.875%, $250,000 and $250,000 liquidation preference, respectively ($25.00 per unit), 10,000,000 and 10,000,000 units issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	241,468	241,468
Series H Cumulative Redeemable Preferred Units, 7.375%, $365,000 and $0 liquidation preference, respectively ($25.00 per unit), 14,600,000 and 0 units issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	353,378	—
Common units:	—	—
135,370,016 and 128,455,350 units issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	3,028,551	2,904,994
Limited partners, 1,481,814 and 1,491,814 common units, 1,249,197 and 1,077,838 profits interest units and 397,369 and 397,369 class C units outstanding as of June 30, 2014 and December 31, 2013, respectively	37,779	31,261
Accumulated other comprehensive income	12,815	8,457

Total partners’ capital	4,127,354	3,639,543
Noncontrolling interests in consolidated joint ventures	6,927	6,969

Total capital	4,134,281	3,646,512

Total liabilities and capital	$9,910,231	$9,685,745

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating Revenues:
Rental	$313,420	$285,953	$619,206	$567,352
Tenant reimbursements	85,687	76,681	169,308	152,598
Fee income	1,466	728	2,649	1,534
Other	873	140	873	388

Total operating revenues	401,446	363,502	792,036	721,872

Operating Expenses:
Rental property operating and maintenance	126,796	106,706	244,692	212,186
Property taxes	20,595	19,374	42,720	40,416
Insurance	1,896	2,238	4,318	4,443
Construction management	121	294	285	678
Change in fair value of contingent consideration	766	(370)	(2,637)	930
Depreciation and amortization	137,092	115,867	267,712	227,490
General and administrative	20,321	17,891	50,999	33,842
Transactions	755	1,491	836	3,254
Other	651	17	651	53

Total operating expenses	308,993	263,508	609,576	523,292

Operating income	92,453	99,994	182,460	198,580

Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	3,477	2,330	6,058	4,665
Gain on insurance settlement	—	5,597	—	5,597
Gain on sale of property	15,945	—	15,945	—
Gain on contribution of properties to unconsolidated joint venture	—	—	1,906	—
Interest and other income	(83)	(6)	1,644	35
Interest expense	(49,146)	(47,583)	(96,520)	(95,661)
Tax expense	(1,021)	(210)	(2,859)	(1,413)
Loss from early extinguishment of debt	(293)	(501)	(585)	(501)

Net income	61,332	59,621	108,049	111,302
Net income attributable to noncontrolling interests in consolidated joint ventures	(120)	(209)	(232)	(355)

Net income attributable to Digital Realty Trust, L.P.	61,212	59,412	107,817	110,947
Preferred units distributions	(18,829)	(11,399)	(30,555)	(19,453)

Net income available to common unitholders	$42,383	$48,013	$77,262	$91,494

Net income per unit available to common unitholders:
Basic	$0.31	$0.37	$0.58	$0.70
Diluted	$0.31	$0.37	$0.58	$0.70

Weighted average common units outstanding:
Basic	136,615,338	130,973,952	133,894,119	129,936,759
Diluted	136,790,601	131,177,283	134,030,809	130,126,285

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$61,332	$59,621	$108,049	$111,302
Other comprehensive income:
Foreign currency translation adjustments	4,921	308	8,740	(62,755)
(Decrease) increase in fair value of interest rate swaps	(4,739)	6,623	(6,082)	6,499
Reclassification to interest expense from interest rate swaps	854	1,700	1,700	3,441

Comprehensive income	$62,368	$68,252	$112,407	$58,487

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CAPITAL

(unaudited, in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other	Noncontrolling Interests in
	Preferred Units		Common Units		Common Units		Comprehensive	Consolidated Joint
	Units	Amount	Units	Amount	Units	Amount	Income	Ventures	Total Capital
Balance as of December 31, 2013	28,800,000	$694,831	128,455,350	$2,904,994	2,967,021	$31,261	$8,457	$6,969	$3,646,512
Conversion of limited partner common units to general partner common units	—	—	14,941	191	(14,941)	(191)	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	148,653	—	—	—	—	—	—
Common unit offering costs	—	—	—	(93)	—	—	—	—	(93)
Issuance of common units in connection with the exercise of stock options	—	—	16,134	237	—	—	—	—	237
Issuance of common units, net of forfeitures	—	—	—	—	176,300	—	—	—	—
Issuance of common units in connection with the exchange for debentures	—	—	6,734,938	261,166	—	—	—	—	261,166
Net proceeds from issuance of series H preferred units	14,600,000	353,378	—	—	—	—	—	—	353,378
Amortization of unearned compensation regarding share-based awards	—	—	—	15,766	—	—	—	—	15,766
Reclassification of vested share-based awards	—	—	—	(10,306)	—	10,306	—	—	—
Distributions	—	(30,555)	—	(219,100)	—	(5,163)	—	—	(254,818)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	(274)	(274)
Net income	—	30,555	—	75,696	—	1,566	—	232	108,049
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	8,740	—	8,740
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(6,082)	—	(6,082)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	1,700	—	1,700

Balance as of June 30, 2014	43,400,000	$1,048,209	135,370,016	$3,028,551	3,128,380	$37,779	$12,815	$6,927	$4,134,281

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:

Net income	$108,049	$111,302
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property	(15,945)	—
Gain on contribution of investment properties to unconsolidated joint venture	(1,906)	—
Gain on insurance settlement	—	(5,597)

Equity in earnings of unconsolidated joint ventures	(6,058)	(4,665)
Change in fair value of accrued contingent consideration	(2,637)	930
Distributions from unconsolidated joint ventures	4,603	2,875
Write-off of net assets due to early lease terminations	651	(53)
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	225,025	189,997
Amortization of share-based unearned compensation	12,640	6,468
Allowance for doubtful accounts	954	(6)
Amortization of deferred financing costs	4,487	4,902
Loss on early extinguishment of debt	585	501
Amortization of debt discount/premium	864	340
Amortization of acquired in-place lease value and deferred leasing costs	42,687	37,494
Amortization of acquired above-market leases and acquired below-market leases	(5,340)	(6,085)
Changes in assets and liabilities:
Restricted cash	1,922	5,138
Accounts and other receivables	20,583	4,183
Deferred rent	(41,283)	(41,141)
Deferred leasing costs	(7,663)	(9,014)
Other assets	(13,328)	(10,065)
Accounts payable and other accrued liabilities	3,718	(10,614)
Security deposits and prepaid rents	(17,344)	(1,383)

Net cash provided by operating activities	315,264	275,507

Cash flows from investing activities:

Acquisitions of real estate	—	(117,289)
Proceeds from sale of property, net	37,945	—
Proceeds from contribution of investment properties to unconsolidated joint venture	11,408	—
Investment in unconsolidated joint ventures	(20,627)	(5,654)
Investment in equity securities	(3)	(17,100)
Deposits paid for acquisitions of real estate	—	(2,250)
Receipt of value added tax refund	4,956	4,740
Refundable value added tax paid	(3,816)	(5,002)
Change in restricted cash	(1,340)	(862)
Improvements to and advances for investments in real estate	(431,217)	(577,075)
Improvement advances to tenants	(7,091)	(1,758)
Collection of advances from tenants for improvements	5,969	1,377
Proceeds from insurance settlement	—	8,625

Net cash used in investing activities	(403,816)	(712,248)

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from financing activities:
Borrowings on revolving credit facility	$677,264	$845,592
Repayments on revolving credit facility	(1,033,838)	(932,225)
Borrowings on 4.250% unsecured senior notes due 2025	—	630,026
Borrowings on 4.750% unsecured senior notes due 2023	495,872	—
Principal payments on mortgage loans	(6,349)	(46,700)
Principal repayments on exchangeable senior debentures	(5,234)	—
Earnout payment related to the acquisition of the Sentrum Portfolio	(5,706)	(10,009)
Change in restricted cash	51	406
Payment of loan fees and costs	(5,311)	(6,720)
Capital (distributions paid to) contributions received from noncontrolling interests in consolidated joint ventures, net	(274)	925
General partner contributions	353,522	241,325
Payment of distributions to preferred unitholders	(30,555)	(19,453)
Payment of distributions to common unitholders	(326,772)	(298,447)

Net cash provided by financing activities	112,670	404,720

Net increase (decrease) in cash and cash equivalents	24,118	(32,021)
Cash and cash equivalents at beginning of period	56,808	56,281

Cash and cash equivalents at end of period	$80,926	$24,260

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Supplemental disclosure of cash flow information:

Cash paid for interest, including amounts capitalized	$98,240	$91,726
Cash paid for income taxes	2,800	1,649

Supplementary disclosure of noncash investing and financing activities:

Change in net assets related to foreign currency translation adjustments	8,740	(62,755)
Decrease (increase) in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(6,082)	6,499
Preferred units converted to common units	—	119,348
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	191,148	237,933
Additional accrual of contingent purchase price for investments in real estate	—	5,840
Issuance of common units associated with exchange of exchangeable senior debentures	261,166	—

Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	—	105,521
Acquired above-market leases	—	203
Acquired below-market leases	—	(4,136)
Acquired in-place lease value and deferred leasing costs	—	15,701

Cash paid for acquisition of real estate	$—	$117,289

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is engaged in the business of owning, acquiring, developing and managing technology-related real estate. The Company is focused on providing customer driven datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from financial services, cloud and information technology services, to manufacturing, energy, health care and consumer products. As of June 30, 2014, our portfolio consisted of 130 properties, including 13 properties held as investments in unconsolidated joint ventures and developable land, of which 104 are located throughout North America, 21 are located in Europe, three are located in Australia and two are located in Asia. We are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the United States, Amsterdam, Dublin, London and Paris markets in Europe and Singapore, Sydney, Melbourne, Hong Kong and Osaka markets in the Asia Pacific region. The portfolio consists of Internet gateway and corporate datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of June 30, 2014, Digital Realty Trust, Inc. owns a 97.7% common interest and a 100% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.

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

June 30, 2014 and 2013

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

To help investors understand the significant differences between the Company and the Operating Partnership, these consolidated financial statements present the following separate sections for each of the Company and the Operating Partnership:

•	condensed consolidated face financial statements; and

•	the following notes to the condensed consolidated financial statements:

•	Debt of the Company and Debt of the Operating Partnership;

•	Income per Share and Income per Unit; and

•	Equity and Accumulated Other Comprehensive Income, Net of the Company and Capital and Accumulated Other Comprehensive Income of the Operating Partnership.

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

(b) Cash Equivalents

For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of June 30, 2014, cash equivalents consist of investments in money market instruments.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

Capitalization of costs begins when the activities necessary to get the development project ready for its intended use begins, which include costs incurred before the beginning of construction. Capitalization of costs ceases when the development project is substantially complete and ready for its intended use. Determining when a development project commences, and when it is substantially complete and ready for its intended use involves a degree of judgment. We generally consider a development project to be substantially complete and ready for its intended use upon receipt of a certificate of occupancy. If and when development of a property is suspended pursuant to a formal change in the planned use of the property, we will evaluate whether the accumulated costs exceed the estimated value of the project and write off the amount of any such excess accumulated costs. For a development project that is suspended for reasons other than a formal change in the planned use of such property, the accumulated project costs are evaluated for impairment consistent with our impairment policies for long-lived assets. Capitalized costs are allocated to the specific components of a project that are benefited.

During the three months ended June 30, 2014 and 2013, we capitalized interest of approximately $4.9 million and $6.6 million, respectively, and $10.2 million and $12.0 million during the six months ended June 30, 2014 and 2013, respectively. During the three months ended June 30, 2014 and 2013, we capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $12.5 million and $9.6 million, respectively, and $24.9 million and $19.7 million during the six months ended June 30, 2014 and 2013, respectively. Cash flows from capitalized leasing costs of $21.8 million and $21.0 million are included in improvements to and advances for investments in real estate in cash flows from investing activities in the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013, respectively.

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

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of June 30, 2014 and December 31, 2013, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated income statements. For the three and six months ended June 30, 2014 and 2013, we had no such interest or penalties. The tax year 2010 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.

See Note 10 for further discussion on income taxes.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair-value measurement is based on inputs from different levels of the fair-value hierarchy, the lowest level input that is significant would be used to determine the fair-value measurement in its entirety. Our assessment of the significance of a particular input to the fair-value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

(j) Transactions Expense

Transactions expense includes acquisition-related expenses and other business development expenses, which are expensed as incurred. Acquisition-related expenses include closing costs, broker commissions and other professional fees, including legal and accounting fees related to acquisitions and significant transactions.

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

Operating revenues from properties in the United States were $305.5 million and $276.9 million and outside the United States were $95.9 million and $86.6 million for the three months ended June 30, 2014 and 2013, respectively. Operating revenues from properties in the United States were $600.7 million and $550.9 million and outside the United States were $191.3 million and $171.0 million for the six months ended June 30, 2014 and 2013, respectively. We had long-lived assets located in the United States of $5.7 billion and $5.6 billion and outside the United States of $2.8 billion and $2.7 billion as of June 30, 2014 and December 31, 2013, respectively.

Operating revenues from properties located in the United Kingdom were $54.5 million and $48.6 million, or 13.6% and 13.4% of total operating revenues, for the three months ended June 30, 2014 and 2013, respectively. Operating revenues from properties located in the United Kingdom were $109.4 million and $95.9 million, or 13.8% and 13.3% of total operating revenues, for the six months ended June 30, 2014 and 2013, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these periods. We had long-lived assets located in the United Kingdom of $1.8 billion and $1.8 billion, or 21.2% and 21.1% of total long-lived assets, as of June 30, 2014 and December 31, 2013, respectively. No other foreign country comprised more than 10% of total long-lived assets as of June 30, 2014 and December 31, 2013.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

(m) Reclassifications

Certain reclassifications to prior year amounts have been made to conform to the current year presentation. During the three and six months ended June 30, 2013, ($0.4) million and $0.9 million were reclassified from rental property operating and maintenance expense to change in fair value of contingent consideration, respectively.

(n) Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. As permitted by the standard, the Company has elected to early adopt the provisions of ASU 2014-08 as of January 1, 2014 and is applying the provisions prospectively.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard that supersedes most all existing revenue recognition guidance. This standard’s core principle is that a company will recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. However, leasing contracts, representing the major source of the Company’s revenues, are not within the scope of the new standard and will continue to be accounted for under existing standards. This new standard is effective for the Company for annual and interim periods beginning on January 1, 2017 with early adoption prohibited. The Company has not yet determined the effects on the condensed consolidated financial statements and related notes resulting from the adoption of this new standard.

3. Investments in Real Estate

We acquired no real estate properties during the six months ended June 30, 2014.

On April 7, 2014, the Operating Partnership sold 6 Braham Street to the tenant pursuant to a sale of the ownership interests in the Operating Partnership’s wholly owned subsidiary that owned the building for £25.0 million (or approximately $41.5 million based on the exchange rate as of April 7, 2014). The transaction after costs and various tenant prepayments resulted in net proceeds of approximately £22.6 million (or approximately $37.5 million based on the exchange rate as of April 7, 2014) and a net gain of approximately $15.9 million. The transaction includes substantially all of the assets of 6 Braham Street and we expect no further cash flows following the sale date.

The property was identified as held for sale in March 2014. 6 Braham Street was not a significant component of our United Kingdom portfolio nor does the sale of 6 Braham represent a significant shift in our strategy.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

4. Investment in Unconsolidated Joint Ventures

As of June 30, 2014, our investment in unconsolidated joint ventures consists of effective 50% interests in joint ventures that own a data center property at 2001 Sixth Avenue in Seattle, Washington, a data center property at 2020 Fifth Avenue in Seattle, Washington and a data center property at 33 Chun Choi Street in Hong Kong, and a 20% interest in a joint venture, which owns ten data center properties, with an investment fund managed by Prudential Real Estate Investors (PREI®). The following tables present summarized financial information for the joint ventures as of June 30, 2014 and December 31, 2013 and for the six months ended June 30, 2014 and 2013 (in thousands):

	As of June 30, 2014					Six Months Ended June 30, 2014
2014	Net Investment in Properties	Total Assets	Debt	Total Liabilities	Equity	Revenues	Property Operating Expense	Net Operating Income	Net Income
Total Unconsolidated Joint Ventures	$632,896	$751,515	$360,240	$462,084	$289,431	$46,188	$(10,940)	$35,248	$14,896

Our investment in and share of equity in earnings of unconsolidated joint ventures					$92,619				$6,058

	As of December 31, 2013					Six Months Ended June 30, 2013
2013	Net Investment in Properties	Total Assets	Debt	Total Liabilities	Equity	Revenues	Property Operating Expense	Net Operating Income	Net Income
Total Unconsolidated Joint Ventures	$584,837	$676,015	$337,953	$444,062	$231,953	$22,440	$(6,107)	$16,333	$9,357

Our investment in and share of equity in earnings of unconsolidated joint ventures					$70,504				$4,665

PREI ® Joint Venture

On March 5, 2014, we contributed the 636 Pierce Street property, which we acquired in December 2013, to our unconsolidated joint venture with the PREI® fund that was formed in September 2013. The property was valued at approximately $40.4 million and subject to $26.1 million in debt, which the joint venture assumed. The PREI® fund contributed approximately $11.4 million in cash for their 80% share of the net asset value of $14.3 million. Subsequent to the closing, the joint venture refinanced the existing debt with $23.0 million drawn from the joint venture’s bank facility. Including the refinance costs, the PREI® fund contributed $17.5 million for the 636 Pierce Street property, bringing their contributed capital in the joint venture to $164.8 million.

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

June 30, 2014 and 2013

5. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (acquired in-place lease value and acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of June 30, 2014 and December 31, 2013.

	Balance as of
(Amounts in thousands)	June 30, 2014	December 31, 2013
Acquired in-place lease value:
Gross amount	$718,319	$725,458
Accumulated amortization	(450,935)	(423,549)

Net	$267,384	$301,909

Acquired above-market leases:
Gross amount	$131,792	$132,750
Accumulated amortization	(84,611)	(80,486)

Net	$47,181	$52,264

Acquired below-market leases:
Gross amount	$289,475	$291,638
Accumulated amortization	(171,043)	(161,369)

Net	$118,432	$130,269

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $2.6 million and $3.0 million for the three months ended June 30, 2014 and 2013, respectively, and $5.3 million and $6.1 million for the six months ended June 30, 2014 and 2013, respectively. The expected average remaining lives for acquired below-market leases and acquired above-market leases is 6.4 years and 4.2 years, respectively, as of June 30, 2014. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years and thereafter, commencing July 1, 2014 is as follows:

(Amounts in thousands)
Remainder of 2014	$4,635
2015	9,002
2016	7,484
2017	5,968
2018	4,348
Thereafter	39,814

Total	$71,251

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

Amortization of acquired in-place lease value (a component of depreciation and amortization expense) was $18.4 million and $15.4 million for the three months ended June 30, 2014 and 2013, respectively, and $33.4 million and $30.3 million for the six months ended June 30, 2014 and 2013, respectively. The expected average amortization period for acquired in-place lease value is 6.3 years as of June 30, 2014. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 4.8 years as of June 30, 2014. Estimated annual amortization of acquired in-place lease value for each of the five succeeding years and thereafter, commencing July 1, 2014 is as follows:

(Amounts in thousands)
Remainder of 2014	$21,771
2015	44,416
2016	41,471
2017	28,650
2018	26,253
Thereafter	104,823

Total	$267,384

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

6. Debt of the Company

In this Note 6, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.

The Company itself does not have any indebtedness. All debt is held directly or indirectly by the Operating Partnership.

Guarantee of Debt

The Company guarantees the Operating Partnership’s obligations with respect to its 4.50% notes due 2015 (2015 Notes), 5.875% notes due 2020 (2020 Notes), 5.250% notes due 2021 (2021 Notes), 3.625% notes due 2022 (2022 Notes) and its unsecured senior notes sold to Prudential Investment Management, Inc. and certain of its affiliates pursuant to the Amended and Restated Note Purchase and Private Shelf Agreement, as amended, which we refer to as the Prudential Shelf Facility. The Company and the Operating Partnership guarantee the obligations of Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 4.750% notes due 2023 (2023 Notes) and 4.250% notes due 2025 (2025 Notes). The Company is also the guarantor of the Operating Partnership’s and its subsidiary borrowers’ obligations under the global revolving credit facility and unsecured term loan.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

7. Debt of the Operating Partnership

A summary of outstanding indebtedness of the Operating Partnership as of June 30, 2014 and December 31, 2013 is as follows (in thousands):

Indebtedness	Interest Rate at June 30, 2014	Maturity Date	Principal Outstanding June 30, 2014		Principal Outstanding December 31, 2013
Global revolving credit facility	Various (1)	Nov. 3, 2017	$374,641	(2)	$724,668	(2)

Unsecured term loan	Various (3)(8)	Apr. 16, 2017	$1,034,830	(4)	$1,020,984	(4)

Unsecured senior notes:
Prudential Shelf Facility:
Series C	9.680%	Jan. 6, 2016	25,000		25,000
Series D	4.570%	Jan. 20, 2015	50,000		50,000
Series E	5.730%	Jan. 20, 2017	50,000		50,000
Series F	4.500%	Feb. 3, 2015	17,000		17,000

Total Prudential Shelf Facility			142,000		142,000
Senior Notes:
4.50% notes due 2015	4.500%	Jul. 15, 2015	375,000		375,000
5.875% notes due 2020	5.875%	Feb. 1, 2020	500,000		500,000
5.25% notes due 2021	5.250%	Mar. 15, 2021	400,000		400,000
3.625% notes due 2022	3.625%	Oct. 1, 2022	300,000		300,000
4.75% notes due 2023	4.750%	Oct. 13, 2023	513,180	(9)	—
4.25% notes due 2025	4.250%	Jan. 17, 2025	684,240	(9)	662,280	(9)
Unamortized discounts			(17,352)		(15,048)

Total senior notes, net of discount			2,755,068		2,222,232

Total unsecured senior notes, net of discount			2,897,068		2,364,232

Exchangeable senior debentures:
5.50% exchangeable senior debentures due 2029	5.500%	Apr. 15, 2029 (5)	—		266,400

Total exchangeable senior debentures			—		266,400

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

Indebtedness	Interest Rate at June 30, 2014	Maturity Date	Principal Outstanding June 30, 2014		Principal Outstanding December 31, 2013
Mortgage loans:
Secured Term Debt (6)(7)	5.65%	Nov. 11, 2014	$131,377		$132,966
200 Paul Avenue 1-4 (7)	5.74%	Oct. 8, 2015	69,698		70,713
2045 & 2055 Lafayette Street (7)	5.93%	Feb. 6, 2017	63,096		63,623
34551 Ardenwood Boulevard 1-4 (7)	5.95%	Nov. 11, 2016	51,747		52,152
1100 Space Park Drive (7)	5.89%	Dec. 11, 2016	51,707		52,115
600 West Seventh Street	5.80%	Mar. 15, 2016	48,699		49,548
150 South First Street (7)	6.30%	Feb. 6, 2017	49,709		50,097
2334 Lundy Place (7)	5.96%	Nov. 11, 2016	37,637		37,930
Cressex 1 (10)	5.68%	Oct. 16, 2014	29,268	(9)	28,583	(9)
636 Pierce Street	5.27%	Apr. 15, 2023	—	(11)	26,327
Manchester Technopark (10)	5.68%	Oct. 16, 2014	8,904	(9)	8,695	(9)
8025 North Interstate 35	4.09%	Mar. 6, 2016	6,187		6,314
731 East Trade Street	8.22%	Jul. 1, 2020	4,014		4,186
Unamortized net premiums			653		2,359

Total mortgage loans, net of premiums			552,696		585,608

Total indebtedness			$4,859,235		$4,961,892

(1)	The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin of 110 basis points, which is based on the current credit ratings of our long-term debt. An annual facility fee of 20 basis points, which is based on the credit ratings of our long-term debt, is due and payable quarterly on the total commitment amount of the facility. Two six-month extensions are available, which we may exercise if certain conditions are met.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

(2)	Balances as of June 30, 2014 and December 31, 2013 are as follows (balances, in thousands):

Denomination of Draw	Balance as of June 30, 2014		Weighted-average interest rate	Balance as of December 31, 2013		Weighted-average interest rate
Floating Rate Borrowing (a)
U.S. dollar ($)	$85,000		1.25%	$466,000		1.27%
Euro (€)	73,937	(c)	1.21%	78,335	(d)	1.33%
Australian dollar (AUD)	77,351	(c)	3.76%	67,212	(d)	3.70%
Hong Kong dollar (HKD)	76,990	(c)	1.31%	57,390	(d)	1.31%
Japanese yen (JPY)	14,507	(c)	1.20%	12,858	(d)	1.21%
Canadian dollar (CAD)	46,856	(c)	2.34%	14,873	(d)	2.32%

Total	$374,641		1.91%	$696,668		1.53%

Base Rate Borrowing (b)

U.S. dollar ($)	$—		—	$28,000		3.35%

Total borrowings	$374,641		1.91%	$724,668		1.60%

(a)	The interest rates for floating rate borrowings under the global revolving credit facility equal the applicable index plus a margin of 110 basis points, which is based on the credit ratings of our long-term debt.
(b)	The interest rates for base rate borrowings under the global revolving credit facility equal the U.S. Prime Rate plus a margin of 10 basis points, which is based on the credit ratings of our long-term debt.
(c)	Based on exchange rates of $1.37 to €1.00, $0.94 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY and $0.94 to 1.00 CAD, respectively, as of June 30, 2014.
(d)	Based on exchange rates of $1.37 to €1.00, $0.89 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY and $0.94 to 1.00 CAD, respectively, as of December 31, 2013.

(3)	Interest rates are based on our current senior unsecured debt ratings and are 120 basis points over the applicable index for floating rate advances. Two six-month extensions are available, which we may exercise if certain conditions are met.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

(4)	Balances as of June 30, 2014 and December 31, 2013 are as follows (balances, in thousands):

Denomination of Draw	Balance as of June 30, 2014		Weighted-average interest rate		Balance as of December 31, 2013		Weighted-average interest rate
U.S. dollar ($)	$410,905		1.35	% (b)	$410,905		1.37	% (d)
Singapore dollar (SGD)	183,299	(a)	1.41	% (b)	180,918	(c)	1.40	% (d)
British pound sterling (£)	206,854	(a)	1.73%		200,216	(c)	1.72%
Euro (€)	136,235	(a)	1.38%		136,743	(c)	1.43%
Australian dollar (AUD)	97,537	(a)	3.90%		92,202	(c)	3.78%

Total	$1,034,830		1.68	% (b)	$1,020,984		1.67	% (d)

(a)	Based on exchange rates of $0.80 to 1.00 SGD, $1.71 to £1.00, $1.37 to €1.00 and $0.94 to 1.00 AUD, respectively, as of June 30, 2014.
(b)	As of June 30, 2014, the weighted-average interest rate reflecting interest rate swaps was 1.92% (U.S. dollar), 2.00% (Singapore dollar) and 2.01% (Total). See Note 14 for further discussion on interest rate swaps.
(c)	Based on exchange rates of $0.79 to 1.00 SGD, $1.66 to £1.00, $1.37 to €1.00 and $0.89 to 1.00 AUD, respectively, as of December 31, 2013.
(d)	As of December 31, 2013, the weighted-average interest rate reflecting interest rate swaps was 1.92% (U.S. dollar), 2.00% (Singapore dollar) and 2.00% (Total). See Note 14 for further discussion on interest rate swaps.

(5)	The 2029 Debentures were redeemed in April 2014.
(6)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.
(7)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.
(8)	We have entered into interest rate swap agreements as a cash flow hedge for interest generated by the U.S. dollar and Singapore dollar tranches of the unsecured term loan. See note 14 for further information.
(9)	Based on exchange rate of $1.71 to £1.00 as of June 30, 2014 and $1.66 to £1.00 as of December 31, 2013.
(10)	These loans are also secured by a £7.8 million letter of credit. These loans are cross-collateralized by the two properties.
(11)	On March 5, 2014, we contributed this property to our unconsolidated joint venture with an investment fund managed by Prudential Real Estate Investors which was formed in September 2013. Also on March 5, 2014, the joint venture assumed the debt and repaid in full the outstanding balance of $26.1 million on the mortgage loan.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

Global Revolving Credit Facility

On August 15, 2013, the Operating Partnership refinanced its global revolving credit facility, increasing its total borrowing capacity to $2.0 billion from $1.8 billion. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to $2.55 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on November 3, 2017, with two six-month extension options. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 110 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling, Swiss franc, Japanese yen and Mexican peso denominations. As of June 30, 2014, interest rates are based on 1-month LIBOR, 1-month EURIBOR, 1-month BBR, 1-month HIBOR, 1-month JPY LIBOR and 1-month CDOR plus a margin of 1.10%. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, to fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of June 30, 2014, we have capitalized approximately $18.0 million of financing costs related to the global revolving credit facility. As of June 30, 2014, approximately $374.6 million was drawn under the global revolving credit facility and $24.8 million of letters of credit were issued.

The global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of June 30, 2014, we were in compliance with all of such covenants.

Unsecured Term Loan

On August 15, 2013, we refinanced the senior unsecured multi-currency term loan facility, increasing its total borrowing capacity to $1.0 billion from $750.0 million, and pursuant to the accordion feature total commitments can be increased up to $1.1 billion, subject to the receipt of lender commitments and other conditions precedent. The facility matures on April 16, 2017, with two six-month extension options. Interest rates are based on our senior unsecured debt ratings and are currently 120 basis points over the applicable index for floating rate advances. Funds may be drawn in U.S, Singapore and Australian dollars, as well as Euro and British pound sterling denominations with the option to add Hong Kong dollars and Japanese yen upon an accordion exercise. Based on exchange rates in effect at June 30, 2014, the balance outstanding is approximately $1,034.8 million. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under this loan are consistent with our global revolving credit facility and, as of June 30, 2014, we were in compliance with all of such covenants. As of June 30, 2014, we have capitalized approximately $8.4 million of financing costs related to the unsecured term loan.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

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

In connection with the redemption, at the request of the holders that exercised their exchange right pursuant to the terms of the 2029 Debentures, we issued 6,734,938 restricted shares of Digital Realty Trust, Inc. common stock in exchange for approximately $261.2 million in aggregate principal amount of the 2029 Debentures based on the then-applicable exchange rate of 25.7880 shares per $1,000 principal amount of 2029 Debentures. On April 18, 2014, the Operating Partnership redeemed for cash approximately $5.2 million in aggregate principal amount of the 2029 Debentures pursuant to its option under the indenture governing the 2029 Debentures at a price equal to 100% of the principal amount plus accrued and unpaid interest thereon up to the redemption date.

On July 11, 2014, we issued 134,974 restricted shares of Digital Realty Trust, Inc. common stock in exchange for approximately $5.2 million in aggregate principal amount of the 2029 Debentures to certain previous holders of the 2029 Debentures. The holders had the right to exchange the 2029 Debentures for shares of Digital Realty Trust, Inc. common stock, but inadvertently failed to exercise such rights. As a result, the 2029 Debentures were redeemed by the Operating Partnership for cash. We agreed to issue the shares of the common stock to the holders in exchange for the redemption payment that they received in the original redemption, effectively putting such holders in the same place as if they had originally exercised their rights to exchange their 2029 Debentures for the shares of Digital Realty Trust, Inc. common stock.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

Senior Notes

4.750% Notes due 2023

On April 1, 2014, Digital Stout Holding, LLC, a wholly owned subsidiary of Digital Realty Trust, L.P., issued £300.0 million (or approximately $498.9 million based on the April 1, 2014 exchange rate of £1.00 to $1.66) aggregate principal amount of its 4.750% Guaranteed Notes due 2023, or the 2023 Notes. The 2023 Notes are senior unsecured obligations of Digital Stout Holding, LLC and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. Interest on the 2023 Notes is payable semiannually in arrears at a rate of 4.750% per annum. The 2023 Notes mature on October 13, 2023. The net proceeds from the offering after deducting the original issue discount of approximately $3.0 million and underwriting commissions and estimated expenses of approximately $5.0 million was approximately $490.9 million. We used the net proceeds from this offering to temporarily repay borrowings under our global revolving credit facility. The 2023 Notes have been reflected net of discount in the condensed consolidated balance sheet. The indenture governing the 2023 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of the unsecured debt. At June 30, 2014, we were in compliance with these financial covenants.

The table below summarizes our debt maturities and principal payments as of June 30, 2014 (in thousands):

	Global Revolving Credit Facility (1)	Unsecured Term Loan (1)	Prudential Shelf Facility	Senior Notes	Mortgage Loans (2)	Total Debt
Remainder of 2014	$—	$—	$—	$—	$173,806	$173,806
2015	—	—	67,000	375,000	75,493	517,493
2016	—	—	25,000	—	191,979	216,979
2017	374,641	1,034,830	50,000	—	108,395	1,567,866
2018	—	—	—	—	593	593
Thereafter	—	—	—	2,397,420	1,777	2,399,197

Subtotal	$374,641	$1,034,830	$142,000	$2,772,420	$552,043	$4,875,934
Unamortized discount	—	—	—	(17,352)	—	(17,352)
Unamortized premium	—	—	—	—	653	653

Total	$374,641	$1,034,830	$142,000	$2,755,068	$552,696	$4,859,235

(1)	Subject to two six-month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility and the unsecured term loan, as applicable.
(2)	Our mortgage loans are generally non-recourse to us, subject to carve-outs for specified actions by us or specified undisclosed environmental liabilities. As of June 30, 2014, we provided partial letter of credit support with respect to approximately $38.2 million of the outstanding mortgage indebtedness (based on exchange rates as of June 30, 2014).

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

8. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income available to common stockholders	$41,510	$47,077	$75,696	$89,734

Weighted average shares outstanding—basic	133,802,622	128,419,745	131,183,857	127,437,970
Potentially dilutive common shares:
Stock options	45,278	68,146	43,023	69,304
Unvested incentive units	74,345	135,185	65,847	120,222
2014 market performance-based awards	55,640	—	27,820	—

Weighted average shares outstanding—diluted	133,977,885	128,623,076	131,320,547	127,627,496

Income per share:
Basic	$0.31	$0.37	$0.58	$0.70

Diluted	$0.31	$0.37	$0.58	$0.70

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	2,812,716	2,556,095	2,710,262	2,499,738
Potentially dilutive 2029 Debentures	1,121,910	6,609,993	3,948,379	6,600,286
Potentially dilutive Series D Cumulative Convertible Preferred Stock	—	—	—	949,299
Potentially dilutive Series E Cumulative Redeemable Preferred Stock	5,060,744	4,929,167	5,367,507	4,655,435
Potentially dilutive Series F Cumulative Redeemable Preferred Stock	3,209,512	3,126,066	3,404,060	2,952,466
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	4,388,483	3,893,598	4,654,496	1,957,555
Potentially dilutive Series H Cumulative Redeemable Preferred Stock	6,437,332	—	3,449,841	—

	23,030,697	21,114,919	23,534,545	19,614,779

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

9. Income per Unit

The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income available to common unitholders	$42,383	$48,013	$77,262	$91,494

Weighted average units outstanding—basic	136,615,338	130,973,952	133,894,119	129,936,759
Potentially dilutive common units:
Stock options	45,278	68,146	43,023	69,304
Unvested incentive units	74,345	135,185	65,847	120,222
2014 market performance-based awards	55,640	—	27,820	—

Weighted average units outstanding—diluted	136,790,601	131,177,283	134,030,809	130,126,285

Income per unit:
Basic	$0.31	$0.37	$0.58	$0.70

Diluted	$0.31	$0.37	$0.58	$0.70

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Potentially dilutive 2029 Debentures	1,121,910	6,609,993	3,948,379	6,600,286
Potentially dilutive Series D Cumulative Convertible Preferred Units	—	—	—	949,299
Potentially dilutive Series E Cumulative Redeemable Preferred Units	5,060,744	4,929,167	5,367,507	4,655,435
Potentially dilutive Series F Cumulative Redeemable Preferred Units	3,209,512	3,126,066	3,404,060	2,952,466
Potentially dilutive Series G Cumulative Redeemable Preferred Units	4,388,483	3,893,598	4,654,496	1,957,555
Potentially dilutive Series H Cumulative Redeemable Preferred Units	6,437,332	—	3,449,841	—

	20,217,981	18,558,824	20,824,283	17,115,041

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

10. Income Taxes

Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on earnings distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2014. As such, no provision for federal income taxes has been included in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013.

The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying condensed consolidated financial statements.

We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the three and six months ended June 30, 2014 and 2013.

For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the three and six months ended June 30, 2014 and 2013. As of June 30, 2014, we had deferred tax liabilities, net of deferred tax assets, of approximately $151.5 million primarily related to our foreign properties. The majority of our net deferred tax liability relates to differences between tax basis and book basis of the assets acquired in the Sentrum Portfolio acquisition during 2012.

11. Equity and Accumulated Other Comprehensive Income, Net

(a) Equity Distribution Agreements

Digital Realty Trust, Inc. entered into equity distribution agreements in June 2011, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. To date, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the six months ended June 30, 2014 and 2013. As of June 30, 2014, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

(b) Redeemable Preferred Stock

7.375% Series H Cumulative Redeemable Preferred Stock

On March 26, 2014, Digital Realty Trust, Inc. issued 12,000,000 shares of its 7.375% series H cumulative redeemable preferred stock, or the series H preferred stock, for net proceeds of approximately $289.3 million. In addition, on April 7, 2014, Digital Realty Trust, Inc. issued an additional 600,000 shares of series H preferred stock pursuant to a partial exercise of the underwriters’ over-allotment option. Also, on April 7, 2014, Digital Realty Trust, Inc. re-opened and issued an additional 2,000,000 shares of series H preferred

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

stock. Pursuant to these issuances, Digital Realty Trust, Inc. issued a total of 14,600,000 shares of its series H preferred stock, for net proceeds of approximately $353.4 million. Dividends are cumulative on the series H preferred stock from the date of original issuance in the amount of $1.84375 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share. Dividends on the series H preferred stock are payable quarterly in arrears. The first dividend payable on the series H preferred stock on June 30, 2014 was a pro rata dividend from and including the original issue date to and including June 30, 2014 in the amount of $0.48655 per share. The series H preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series H preferred stock will rank senior to Digital Realty Trust, Inc. common stock and rank on parity with Digital Realty Trust, Inc.’s series E cumulative redeemable preferred stock, series F cumulative redeemable preferred stock and series G cumulative redeemable preferred stock with respect to the payment of distributions and other amounts. Digital Realty Trust, Inc. is not allowed to redeem the series H preferred stock before March 26, 2019, except in limited circumstances to preserve its status as a REIT. On or after March 26, 2019, Digital Realty Trust, Inc. may, at its option, redeem the series H preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series H preferred stock up to but excluding the redemption date. Holders of the series H preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) is listed on the New York Stock Exchange, the NYSE MKT, LLC or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of series H preferred stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the series H preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the series H preferred stock) to convert some or all of the series H preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of series H preferred stock to be converted equal to the lesser of:

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

June 30, 2014 and 2013

(c) Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interests in the Operating Partnership as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	135,370,016	97.7%	128,455,350	97.7%
Noncontrolling interests consist of:
Common units held by third parties	1,481,814	1.1	1,491,814	1.2
Incentive units held by employees and directors (see note 13)	1,646,566	1.2	1,475,207	1.1

	138,498,396	100.0%	131,422,371	100.0%

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

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $164.1 million and $124.1 million based on the closing market price of Digital Realty Trust, Inc. common stock on June 30, 2014 and December 31, 2013, respectively.

The following table shows activity for the noncontrolling interests in the Operating Partnership for the six months ended June 30, 2014:

	Common Units	Incentive Units	Total
As of December 31, 2013	1,491,814	1,475,207	2,967,021

Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(10,000)	—	(10,000)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(4,941)	(4,941)
Cancellation of incentive units held by employees and directors	—	(18,773)	(18,773)
Grant of incentive units to employees and directors	—	195,073	195,073

As of June 30, 2014	1,481,814	1,646,566	3,128,380

(1)	This redemption was recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet of Digital Realty Trust, Inc.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

(d) Dividends

We have declared and paid the following dividends on our common and preferred stock for the six months ended June 30, 2014 (in thousands, except per share data):

Date dividend declared	Dividend payment date	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series H Preferred Stock		Common Stock
February 11, 2014	March 31, 2014	$5,031	$3,023	$3,672	$—		$106,743
April 29, 2014	June 30, 2014	5,031	3,023	3,672	7,104	(1)	112,357

		$10,062	$6,046	$7,344	$7,104		$219,100

Annual rate of dividend per share		$1.750	$1.656	$1.469	$1.844		$3.320

(1)	Represents a pro rata dividend from and including the original issue date (March 26, 2014) to and including June 30, 2014.

Distributions out of Digital Realty Trust, Inc.’s current or accumulated earnings and profits are generally classified as dividends whereas distributions in excess of its current and accumulated earnings and profits, to the extent of a stockholder’s U.S. federal income tax basis in Digital Realty Trust, Inc.’s stock, are generally classified as a return of capital. Distributions in excess of a stockholder’s U.S. federal income tax basis in Digital Realty Trust, Inc.’s stock are generally characterized as capital gain. Cash provided by operating activities has generally been sufficient to fund all distributions; however, in the future we may also need to utilize borrowings under the global revolving credit facility to fund all or a portion of distributions.

(e) Accumulated Other Comprehensive Income, Net

The accumulated balances for each item within other comprehensive income, net are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive income, net
Balance as of December 31, 2013	$11,745	$(1,054)	$10,691
Net current period change	8,563	(5,957)	2,606
Reclassification to interest expense from interest rate swaps	—	1,665	1,665

Balance as of June 30, 2014	$20,308	$(5,346)	$14,962

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

12. Capital and Accumulated Other Comprehensive Income

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

The redemption value of the limited partners’ common units and the vested incentive units was approximately $164.1 million and $124.1 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on June 30, 2014 and December 31, 2013, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

(d) Distributions

All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s board of directors. The Operating Partnership has declared and paid the following distributions on its common and preferred units for the six months ended June 30, 2014 (in thousands, except for per unit data):

Date distribution declared	Distribution payment date	Series E Preferred Units	Series F Preferred Units	Series G Preferred Units	Series H Preferred Units		Common Units
February 11, 2014	March 31, 2014	$5,031	$3,023	$3,672	$—		$109,378
April 29, 2014	June 30, 2014	$5,031	$3,023	$3,672	$7,104	(1)	$115,008

		$10,062	$6,046	$7,344	$7,104		$224,386

Annual rate of distribution per unit		$1.750	$1.656	$1.469	$1.844		$3.320

(1)	Represents a pro rata distribution from and including the original issue date (March 26, 2014) to and including June 30, 2014.

(e) Accumulated Other Comprehensive Income

The accumulated balances for each item within other comprehensive income are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive income
Balance as of December 31, 2013	$10,235	$(1,778)	$8,457
Net current period change	8,740	(6,082)	2,658
Reclassification to interest expense from interest rate swaps	—	1,700	1,700

Balance as of June 30, 2014	$18,975	$(6,160)	$12,815

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

13. Incentive Plan

Our Amended and Restated 2004 Incentive Award Plan (as defined below) previously provided for the grant of incentive awards to employees, directors and consultants. Awards issuable under the Amended and Restated 2004 Incentive Award Plan included stock options, restricted stock, dividend equivalents, stock appreciation rights, long-term incentive units, cash performance bonuses and other incentive awards. Only employees were eligible to receive incentive stock options under the Amended and Restated 2004 Incentive Award Plan. Initially, we had reserved a total of 4,474,102 shares of common stock for issuance pursuant to the Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (the 2004 Incentive Award Plan), subject to certain adjustments set forth in the 2004 Incentive Award Plan. On May 2, 2007, Digital Realty Trust, Inc.’s stockholders approved the First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (as amended, the Amended and Restated 2004 Incentive Award Plan). The Amended and Restated 2004 Incentive Award Plan increased the aggregate number of shares of stock which could have been issued or transferred under the plan by 5,000,000 shares to a total of 9,474,102 shares, and provided that the maximum number of shares of stock with respect to awards granted to any one participant during a calendar year was 1,500,000 shares and the maximum amount that could have been paid in cash during any calendar year with respect to any performance-based award not denominated in stock or otherwise for which the foregoing limitation would not be an effective limitation for purposes of Section 162(m) of the Code was $10.0 million.

On April 28, 2014, Digital Realty Trust, Inc. held its 2014 Annual Meeting of Stockholders, or the 2014 Annual Meeting, at which the Company’s stockholders approved the Digital Realty Trust, Inc., Digital Services, Inc., and Digital Realty Trust, L.P. 2014 Incentive Award Plan, or the 2014 Incentive Award Plan, which had been previously adopted by the Board of Directors and recommended to the stockholders for approval by the Company’s Board of Directors. The 2014 Incentive Award Plan became effective and replaced the Amended and Restated 2004 Incentive Award Plan as of the date of such stockholder approval. The material features of the 2014 Incentive Award Plan are described in our definitive Proxy Statement filed on March 19, 2014 in connection with the 2014 Annual Meeting, which description is incorporated herein by reference.

As of June 30, 2014, 5,332,996 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the 2014 Incentive Award Plan. Each long-term incentive unit and Class D Unit issued under the 2014 Incentive Award Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2014 Incentive Award Plan and the individual award limits set forth therein.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

Below is a summary of our long-term incentive unit activity for the six months ended June 30, 2014.

Unvested Long-term Incentive Units	Units	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	440,951	$62.42
Granted	195,073	52.19
Vested	(302,836)	58.85
Cancelled or expired	(18,773)	65.21

Unvested, end of period	314,415	59.34

During the six months ended June 30, 2013, certain employees were granted an aggregate of 95,316 long-term incentive units, which, in addition to a service condition, were subject to a performance condition that impacted the number of units which ultimately vested. The performance condition was based upon our achievement of the 2013 Core Funds From Operations, or CFFO, per share targets. Based on our 2013 CFFO per diluted share and unit, 75,105 of the 2013 long-term incentive units, net of forfeitures satisfied the performance condition. The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock, are being expensed on a straight-line basis for service awards over four years, the current vesting period of the long-term incentive units. We expense the fair value of awards that contain a performance condition using an accelerated method with each vesting tranche valued as a separate award.

The expense recorded for the three months ended June 30, 2014 and 2013 related to long-term incentive units was approximately $2.0 million and $2.8 million, respectively, and approximately $9.9 million and $5.1 million for the six months ended June 30, 2014 and 2013, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.4 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $0.9 million and $0.9 million for the six months ended June 30, 2014 and 2013, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $12.7 million and $12.9 million as of June 30, 2014 and December 31, 2013, respectively. We expect to recognize this unearned compensation over the next 2.4 years on a weighted-average basis.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

(b) 2014 Market Performance-Based Awards

On February 11, 2014, the Compensation Committee of the Board of Directors of the Company approved the grant of market performance-based Class D Units of the Operating Partnership and market performance-based restricted stock units, or RSUs, covering shares of the Company’s common stock (collectively, the “awards”), under the Amended and Restated 2004 Incentive Award Plan to officers and employees of the Company. In March 2014 and April 2014, the Compensation Committee of the Board of Directors of the Company approved the grant of additional market performance-based Class D Units of the Operating Partnership to certain officers of the Company, under the Amended and Restated 2004 Incentive Award Plan and 2014 Incentive Plan, respectively.

The awards, which were determined to contain a market condition, utilize total shareholder return, or TSR, over a three-year measurement period as the market performance metric. Awards will vest based on the Company’s TSR relative to the MSCI US REIT Index, or RMS, over a three-year market performance period, or the Market Performance Period, commencing in January 2014 (or, if earlier, ending on the date on which a change in control of the Company occurs), subject to continued services. Market performance vesting is measured based on the difference between the Company’s TSR percentage and the TSR percentage of the RMS, or the RMS Relative Market Performance. In the event that the RMS Relative Performance during the Market Performance Period is achieved at the “threshold,” “target” or “high” level as set forth below, the awards will become market performance-vested with respect to the percentage of Class D units or RSUs, as applicable, set forth below:

Level	RMS Relative Market Performance	Market Performance Vesting Percentage
	< 0 basis points	0%
Threshold Level	0 points	25%
Target Level	325 basis points	50%
High Level	> 650 basis points	100%

If the RMS Relative Market Performance falls between the levels specified above, the percentage of the award that will performance vest will be determined using straight-line linear interpolation between such levels.

Following the completion of the Market Performance Period, market performance-vested awards, if any, will vest 50% on February 27, 2017 and 50% on February 27, 2018, subject to continued employment through each applicable vesting date.

Vesting will be accelerated, in full or on a pro rata basis, in the event of a change in control, termination of employment by the Company without cause, or termination of employment by the award recipient for good reason, death, disability or retirement.

The fair value of the 2014 grant of awards was measured using a Monte Carlo simulation to estimate the probability of the market performance vesting conditions being satisfied. The Company’s achievement of the market performance vesting conditions is contingent on its TSR over a three-year market performance period, relative to the total shareholder return of the RMS. The Monte Carlo simulation is a probabilistic technique based on the underlying theory of the Black-Scholes formula, which was run for 100,000 trials to determine the fair value of the awards. For each trial, the payoff to an award is calculated at the settlement date and is then discounted to the grant date at a risk-free interest rate. The total expected value of the awards on the grant date was determined by multiplying the average value per award over all trials by the number of awards granted. Assumptions used in the valuation include expected stock price volatility of 33 percent and a risk-free interest rate of 0.67 percent. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium.

As of June 30, 2014, 664,316 market performance-based Class D Units and 247,158 market performance-based RSUs had been awarded to our executive officers and other employees. The number of units granted reflects the maximum number of Class D units or RSUs, as applicable, which will become market performance-vested assuming the achievement of the highest level of market performance conditions under the awards, and in the case of the Class D units, also includes dividend equivalent units. The fair value of these awards of approximately $17.4 million will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years. The unearned compensation as of June 30, 2014 was $12.5 million, net of cancellations. As of June 30, 2014, none of the above awards had vested. We recognized compensation expense related to these awards of approximately $1.0 million and $1.4 million in the three and six months ended June 30, 2014, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.4 million and $0.6 million for the three and six months ended June 30, 2014, respectively. If the market condition is not met, the unamortized amount will be recognized as an expense at that time.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

(c) Stock Options

The following table summarizes the Amended and Restated 2004 Incentive Award Plan’s stock option activity for the period ended June 30, 2014:

	Period Ended June 30, 2014
	Shares	Weighted average exercise price
Options outstanding, beginning of period	123,690	$30.13
Exercised	(16,134)	14.71
Cancelled / Forfeited	—	—

Options outstanding, end of period	107,556	$32.44

Exercisable, end of period	107,556	$32.44

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2014:

Options outstanding and exercisable
Exercise price	Number outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Aggregate intrinsic value
$12.00-13.02	20,204	0.33	$12.00	$935,849
$20.37-28.09	17,000	1.39	21.28	629,710
$33.18-41.73	70,352	2.80	41.01	1,217,807

	107,556	2.11	$32.44	$2,783,366

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

(d) Restricted Stock

Below is a summary of our restricted stock activity for the six months ended June 30, 2014.

Unvested Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	255,081	$63.35
Granted	168,260	52.15
Vested	(72,735)	60.79
Cancelled or expired	(19,607)	63.55

Unvested, end of period	330,999	58.21

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

During the six months ended June 30, 2013, certain employees were granted an aggregate of 69,995 shares of restricted stock, which, in addition to a service condition, were subject to a performance condition that impacted the number of shares which ultimately vested. The performance condition was based upon our achievement of the 2013 CFFO per share targets. Upon evaluating the results of the performance condition, the final number of shares was determined and such shares vest based on satisfaction of the service conditions. Based on our 2013 CFFO per diluted share and unit, 50,805 shares of the 2013 restricted stock awards (net of forfeitures) satisfied the performance condition.

The expense recorded for the three months ended June 30, 2014 and 2013 related to grants of restricted stock was approximately $0.6 million and $0.8 million, respectively, and approximately $1.4 million and $1.4 million for the six months ended June 30, 2014 and 2013, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.8 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $1.6 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $14.1 million and $8.7 million as of June 30, 2014 and December 31, 2013, respectively. We expect to recognize this unearned compensation over the next 2.8 years on a weighted-average basis.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

14. Derivative Instruments

As of June 30, 2014 and December 31, 2013, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Notional Amount							Fair Value at Significant Other Observable Inputs (Level 2)
As of June 30, 2014	As of December 31, 2013		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of June 30, 2014	As of December 31, 2013

Currently-paying contracts
$410,905(1)	$410,905	(1)	Swap	0.717	Various	Various	$(1,080)	$(76)
152,013(2)	150,040	(2)	Swap	0.925	Jul. 17, 2012	Apr. 18, 2017	(376)	131

562,918	560,945						(1,456)	55

Forward-starting contracts
150,000(3)	—		Forward- starting Swap	2.091	Jul. 15, 2014	Jul. 15, 2019	(2,871)	—

Total
$712,918	$560,945						$(4,327)	$55

(1)	Represents the U.S. dollar tranche of the unsecured term loan.
(2)	Represents a portion of the Singapore dollar tranche of the unsecured term loan. Translation to U.S. dollars is based on exchange rate of $0.80 to 1.00 SGD as of June 30, 2014 and $0.79 to 1.00 SGD as of December 31, 2013.
(3)	In January 2014, we entered into a forward-starting swap agreement with a notional amount of USD $150.0 million for a future debt issuance with a tenor of five years or greater, which initially was expected to occur on July 15, 2014. The forward-starting swap has a mandatory early termination date of January 15, 2015 to cash settle the swap.

As of June 30, 2014, we estimate that an additional $5.8 million will be reclassified as an increase to interest expense during the twelve months ending June 30, 2015, when the hedged forecasted transactions impact earnings.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

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

The Company’s disclosures of estimated fair value of financial instruments at June 30, 2014 and December 31, 2013 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

As of June 30, 2014 and December 31, 2013, the aggregate estimated fair value and carrying value of our global revolving credit facility, unsecured term loan, unsecured senior notes, exchangeable senior debentures and mortgage loans were as follows (in thousands):

	Categorization under the fair value hierarchy	As of June 30, 2014		As of December 31, 2013
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Global revolving credit facility (1)	Level 2	$374,641	$374,641	$724,668	$724,668
Unsecured term loan (2)	Level 2	1,034,830	1,034,830	1,020,984	1,020,984
Unsecured senior notes (3)(4)	Level 2	2,996,208	2,897,068	2,379,999	2,364,232
Exchangeable senior debentures (3)	Level 2	—	—	336,847	266,400
Mortgage loans (3)	Level 2	585,296	552,696	622,580	585,608

		$4,990,975	$4,859,235	$5,085,078	$4,961,892

(1)	The carrying value of our global revolving credit facility approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.
(2)	The carrying value of our unsecured term loan approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.
(3)	Valuations for our unsecured senior notes and mortgage loans are determined based on the expected future payments discounted at risk-adjusted rates. The 2015 Notes, 2020 Notes, 2021 Notes, 2022 Notes, 2023 Notes and 2025 Notes and 2029 Debentures are valued based on quoted market prices.
(4)	The carrying value of the 2015 Notes, 2020 Notes, 2021 Notes, 2022 Notes, 2023 Notes and 2025 Notes are net of discount of $17,352 and $15,048 in the aggregate as of June 30, 2014 and December 31, 2013, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

16. Commitments and Contingencies

(a) Contingent liabilities

As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined in the agreements for the acquisition. As of June 30, 2014, construction is not complete and none of the leases executed subsequent to purchase would cause an amount to become probable of payment and therefore no amount is accrued as of June 30, 2014. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $40.1 million based on the exchange rate as of June 30, 2014). The earnout contingency expires in November 2020.

One of the tenants at our Convergence Business Park property has an option to expand as part of their lease agreement, which expires in April 2017. As part of this option, development activities were not permitted on specifically identified expansion space within the property until April 2014. From April 2014 through April 2017, the tenant has the right of first refusal on any third party’s bona fide offer to buy the adjacent land. If the tenant exercises their option, we may either construct and lease to the tenant an additional shell building on the expansion space at a stipulated rate of return on cost or sell the existing building and the expansion space to the tenant for a price of approximately $24.0 million and $225,000 per square acre, respectively, plus additional adjustments as provided in the lease.

As part of the acquisition of the Sentrum Portfolio in July 2012, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of contingent consideration was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). We have adjusted the contingent consideration to fair value at each reporting date with changes in fair value recognized in operating income. At June 30, 2014, the fair value of the contingent consideration for the Sentrum Portfolio was £36.6 million (or approximately $62.7 million based on the exchange rate as of June 30, 2014) and is currently accrued in accounts payable and other accrued expenses in the condensed consolidated balance sheet. We made earnout payments of approximately £3.4 million (or approximately $5.7 million based on the exchange rates as of the date of each payment) during the six months ended June 30, 2014. During the six months ended June 30, 2013, we made earnout payments of approximately £6.6 million (or approximately $10.0 million based on the exchange rates as of the date of each payment). From the acquisition date through June 30, 2014, we have made earnout payments of approximately £20.3 million (or approximately $31.5 million based on the exchange rates as of the date of each payment). The impact of the change in fair value of contingent consideration for the Sentrum Portfolio on operating income was approximately ($0.8) million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $2.6 million and ($0.9) million for the six months ended June 30, 2014 and 2013, respectively. The earn-out contingency expires in July 2015. This amount will be reassessed on a quarterly basis, with any changes being recognized in earnings. Increases or decreases in the fair value of the contingent consideration can result from changes in discount periods, discount rates and probabilities that contingencies will be met.

(b) Construction Commitments

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At June 30, 2014, we had open commitments related to construction contracts of approximately $214.3 million.

(c) Legal Proceedings

Although the Company is involved in legal proceedings arising in the ordinary course of business, as of June 30, 2014, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014 and 2013

17. Subsequent Events

On July 21, 2014, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit:

Share / Unit Class	Series E Preferred Stock and Unit	Series F Preferred Stock and Unit	Series G Preferred Stock and Unit	Series H Preferred Stock and Unit	Common stock and common unit
Dividend and distribution amount	$0.437500	$0.414063	$0.367188	$0.460938	$0.830000
Dividend and distribution payable date	September 30, 2014	September 30, 2014	September 30, 2014	September 30, 2014	September 30, 2014
Dividend and distribution payable to holders of record on	September 15, 2014	September 15, 2014	September 15, 2014	September 15, 2014	September 15, 2014
Annual equivalent rate of dividend and distribution	$1.750	$1.656	$1.469	$1.844	$3.320

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes.

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

Business and strategy. Our primary business objectives are to maximize: (i) sustainable long-term growth in earnings and funds from operations per share and unit, (ii) cash flow and returns to our stockholders and our operating partnership’s unitholders through the payment of distributions and (iii) return on invested capital. We expect to achieve our objectives by focusing on our core business of investing in and developing technology-related real estate. A significant component of our current and future internal growth is anticipated through the development of our existing space held for development and acquisition of new properties. We target high quality, strategically located properties containing applications and operations critical to the day-to-day operations of corporate enterprise datacenter and technology industry tenants and properties that may be developed for such use. Most of our properties contain fully redundant electrical supply systems, multiple power feeds, above-standard precision cooling systems, raised floor areas, extensive in-building communications cabling and high-level security systems. We focus solely on technology-related real estate because we believe that the growth in corporate datacenter adoption and the technology-related real estate industry generally will continue to be superior to that of the overall economy.

As of June 30, 2014, we owned an aggregate of 130 properties, including 13 properties held as investments in unconsolidated joint ventures, with approximately 24.5 million rentable square feet including approximately 1.4 million square feet of space under active development and approximately 1.3 million square feet of space held for future development. The 13 properties held as investments in unconsolidated joint ventures have an aggregate of approximately 1.7 million rentable square feet. The 11 parcels of developable land we own comprised approximately 154 acres. At June 30, 2014, approximately 1.4 million square feet was under construction for Turn-Key Flex®, Powered Base Building® and Custom Solutions (formerly referred to as Build-to-Suit) products, all of which are expected to be income producing on or after completion, in six U.S. domestic markets, two European markets, one Canadian market, one Australian market and our Singapore market, consisting of approximately 0.8 million square feet of base building construction and 0.6 million square feet of data center construction.

We have developed detailed, standardized procedures for evaluating new real estate investments to ensure that they meet our financial, technical and other criteria. We expect to continue to acquire additional assets as a part of our growth strategy. We intend to aggressively manage and lease our assets to increase their cash flow. We may continue to build out our development portfolio when justified by anticipated returns.

We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to Digital Realty Trust, Inc.’s common stock and preferred stock. We currently intend to limit our indebtedness to 60% of our total enterprise value and, based on the closing price of Digital Realty Trust, Inc. common stock on June 30, 2014 of $58.32, our ratio of debt to total enterprise value was approximately 35%. Our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our company’s incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc. common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

Revenue base. As of June 30, 2014, we owned 130 properties through our operating partnership, including 13 properties held as investments in unconsolidated joint ventures and developable land. These properties are mainly located throughout the U.S., with 21 properties located in Europe, three properties in Australia, two properties in Canada and two properties in Asia. We, through our predecessor, acquired our first portfolio property in January 2002 and have added properties through acquisition and development activities as follows:

Year Ended December 31:	Properties Acquired (1)		Net Rentable Square Feet (2)	Square Feet of Space Under Active Development as of June 30, 2014 (3)	Square Feet of Space Held for Future Development as of June 30, 2014 (4)
2002	4		1,093,250	—	46,530
2003	6		1,074,662	—	—
2004	10		2,536,234	14,659	121,372
2005	20		3,458,111	—	107,826
2006	18		2,859,335	—	22,722
2007	13	(5)(8)	1,742,139	—	84,527
2008	5		436,458	86,656	127,790
2009	7	(6)(8)	1,571,101	152,379	48,214
2010	15		2,352,338	120,135	150,127
2011	10	(7)	1,142,455	521,405	158,105
2012	15		2,510,519	250,000	277,540
2013	7		994,883	250,656	138,785
2014	—		—	—	—

Properties owned as of June 30, 2014	130		21,771,485	1,395,890	1,283,538

(1)	Excludes properties sold: 6 Braham Street (April 2014), 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). In addition, also excludes 701 & 717 Leonard Street, a parking garage located adjacent to our internet gateway datacenter located at 2323 Bryan Street and not considered a separate property. Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006. Includes 11 properties held in our managed portfolio of unconsolidated joint ventures consisting of 4650 Old Ironsides Drive (Silicon Valley), 2950 Zanker Road (Silicon Valley), 4700 Old Ironsides Drive (Silicon Valley), 444 Toyama Drive (Silicon Valley), 43790 Devin Shafron Drive (Northern Virginia), 21551 Beaumeade Circle (Northern Virginia), 7505 Mason King Court (Northern Virginia), 14901 FAA Boulevard (Dallas), 900 Dorothy Drive (Dallas), 636 Pierce Street (New York Metro) and 33 Chun Choi Street (Hong Kong); and two unconsolidated non-managed joint ventures: 2001 Sixth Avenue (Seattle) and 2020 Fifth Avenue (Seattle).
(2)	Current net rentable square feet as of June 30, 2014, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes tenants’ proportional share of common areas but excludes space held for development.
(3)	Space under active development includes current base building and data center projects in progress.
(4)	Space held for future development includes space held for future data center development, and excludes space under active development.
(5)	Includes three developed buildings (43915 Devin Shafron Drive, 43830 Devin Shafron Drive and 43790 Devin Shafron Drive) placed into service in 2010 and 2011 that are being included with a property (Devin Shafron buildings) that was acquired in 2007.
(6)	Includes a developed building (21551 Beaumeade Circle) placed into service in 2011 that is being included with a property (Beaumeade Circle Portfolio) that was acquired in 2009.
(7)	Includes four developed buildings (43940 Digital Loudoun Plaza in Northern Virginia, 3825 NW Aloclek Place in Portland, Oregon, 98 Radnor Drive in Melbourne, Australia and 1-23 Templar Road in Sydney, Australia) placed into service in 2012 and 2013 that were acquired in 2011.
(8)	43790 Devin Shafron Drive and 21551 Beaumeade Circle, which were previously included as part of the Devin Shafron buildings and Beaumeade Circle Portfolio, respectively, are now each separately included in the property count because they were separately contributed to an unconsolidated joint venture in September 2013.

As of June 30, 2014, the properties in our portfolio, including the 13 properties held as investments in unconsolidated joint ventures, were approximately 92.8% leased excluding approximately 1.4 million square feet of space under active development and approximately 1.3 million square feet of space held for future development. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of June 30, 2014, our average lease term is approximately 12 years, with an average of approximately seven years remaining. Our scheduled lease expirations through December 31, 2015 are 11.4% of rentable square feet excluding month-to-month leases, space under active development and space held for future development as of June 30, 2014.

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

Rental income. The amount of rental income generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding approximately 1.4 million square feet of space under active development and approximately 1.3 million square feet of space held for future development as of June 30, 2014, the occupancy rate of the properties in our portfolio, including the 13 properties held as investments in unconsolidated joint ventures, was approximately 92.8% of our net rentable square feet.

As of June 30, 2014, we had approximately 2,500 leases with over 650 tenants in our portfolio, including the 11 properties held in our managed portfolio of unconsolidated joint ventures. As of June 30, 2014, approximately 89% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.

The amount of rental income generated by us also depends on maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and market rates for data center space. Included in our approximately 20.1 million net rentable square feet, excluding space under active development and space held for future development and 13 properties held as investments in unconsolidated joint ventures, at June 30, 2014 is approximately 0.6 million square feet of datacenter space with extensive installed tenant improvements available for lease. Since our IPO, we have leased approximately 4.9 million square feet of similar space, including Turn-Key Flex® space. Our Turn-Key Flex® product is an effective solution for tenants who prefer to utilize a partner with the expertise or capital budget to provide extensive datacenter infrastructure and security. Our expertise in datacenter construction and operations enables us to lease space to these tenants at a premium over other uses. In addition, as of June 30, 2014, we had approximately 1.4 million square feet of space under active development and approximately 1.3 million square feet of space held for future development, or approximately 11% of the total rentable space in our portfolio, including one vacant property comprising approximately 0.1 million square feet and the 13 properties held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop space and lease development space at favorable rates, which we may not be able to obtain. Development space requires significant capital investment in order to develop datacenter facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for development space. We may purchase additional vacant properties and properties with vacant development space in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”

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

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 1.6 million square feet of available space in our portfolio, which excludes approximately 1.4 million square feet of space under active development and approximately 1.3 million square feet of space held for future development as of June 30, 2014 and the two properties held as investments in our non-managed unconsolidated joint ventures, leases representing approximately 2.9% and 8.5% of the net rentable square footage of our portfolio are scheduled to expire during the six months ending December 31, 2014 and the year ending December 31, 2015, respectively.

During the six months ended June 30, 2014, we signed new leases totaling approximately 0.7 million square feet of space and renewal leases totaling approximately 0.4 million square feet of space. The following table summarizes our leasing activity in the six months ended June 30, 2014:

	Number of Leases (1)	Rentable Square Feet (2)	Expiring Rates (3)	New Rates (3)	Rental Rate Changes	TI’s/Lease Commissions Per Square Foot	Weighted Average Lease Terms (years)

Leasing Activity (4)(5)

Renewals Signed
Turn-Key Flex ®	4	25,357	$100.78	$108.89	8.0%	$0.96	1.4
Powered Base Building ®	15	306,714	$41.96	$49.28	17.4%	$6.90	6.0
Colocation	41	29,507	$192.51	$194.05	0.8%	$4.60	2.5
Non-technical	12	59,442	$21.69	$31.74	46.3%	$7.64	6.1

New Leases Signed (6)
Turn-Key Flex ®	29	330,759	—	$172.57	—	$53.75	6.4
Powered Base Building ®	2	160,632	—	$74.95	—	$0.00	15.0
Colocation	99	51,298	—	$191.14	—	$49.12	4.2
Non-technical	29	110,184	—	$24.69	—	$23.80	8.1

Leasing Activity Summary
Turn-Key Flex ®	33	356,116	—	$168.04	—	—
Powered Base Building ®	17	467,346	—	$58.10	—	—
Colocation	140	80,805	—	$192.20	—	—
Non-technical	41	169,626	—	$27.16	—	—

(1)	The number of leases represents the leased-unit count; a lease could include multiple units.
(2)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.
(3)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.
(4)	Excludes short term leases.
(5)	Commencement dates for the leases signed range from 2014 to 2016.
(6)	Includes leases signed for new and re-leased space.

Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key markets for datacenter space and, subject to the supply of available datacenter space in these markets, expect the rental rates we are likely to achieve on any new, re-leased or renewed datacenter space leases for 2014 expirations on an average aggregate basis will generally be higher than the rates currently being paid for the same space on a GAAP basis and flat on a cash basis. For the six months ended June 30, 2014, rents on renewed space increased by an average of 8.0% on a GAAP basis on our Turn-Key Flex® space compared to the expiring rents and increased by an average of 17.4% on a GAAP basis on our Powered Base Building® space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for datacenter space, competition from other datacenter developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Market concentration. We depend on the market for technology-based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of June 30, 2014, our portfolio, including the 13 properties held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan markets.

Metropolitan Market	Percentage of June 30, 2014 total annualized rent (1)
London, United Kingdom	11.8%
Northern Virginia	10.4%
Dallas	10.1%
Silicon Valley	9.2%
New York Metro	8.8%
Chicago	6.9%
Phoenix	6.7%
San Francisco	6.4%
Boston	4.1%
Los Angeles	3.3%
Seattle	2.9%
Singapore	2.9%
Paris, France	2.5%
Other	14.0%

Total	100.0%

(1)	Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of June 30, 2014 multiplied by 12. The aggregate amount of abatements for the six months ended June 30, 2014 was approximately $15.7 million.

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

Interest rates. As of June 30, 2014, we had approximately $562.9 million of variable rate debt subject to interest rate swap agreements on certain tranches of our unsecured term loan, along with $374.6 million and $471.9 million of variable rate debt that was outstanding on the global revolving credit facility and the unswapped portion of the unsecured term loan, respectively. The availability of debt and equity capital may decrease as a result of the circumstances described above under “Global market and economic conditions.” The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.

Demand for datacenter space. Our portfolio of properties consists primarily of technology-related real estate and datacenter real estate in particular. A decrease in the demand for, or increase in supply of, datacenter space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. Over the past two years, we have made a significant investment in building out additional inventory primarily in what we anticipate will be our active major markets prior to having executed leases with respect to this space. We believe that demand continues to exceed supply in most markets in which we operate, particularly in Dallas and London; whereas we anticipate that our Northern Virginia and Silicon Valley markets may be at risk of significant over-supply. However, until this inventory is leased up, which will depend on a number of factors, including available datacenter space in these markets, our return on invested capital is negatively impacted. Our development activities make us particularly susceptible to general economic slowdowns, including recessions and the other circumstances described above under “Global market and economic conditions,” as well as adverse developments in the corporate datacenter, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for datacenter space. Reduced demand could also result from business relocations, including to markets that we do not currently serve. Changes in industry practice or in technology, such as virtualization technology, more efficient computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical datacenter space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. In addition, demand for datacenter space in our properties, or the rates at which we lease space, may be adversely impacted either across our portfolio or in specific markets as a result of an increase in the number of competitors, or the amount of space being offered in our markets and other markets by our competitors.

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

From time to time, we will receive offers for sale of our properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. We classify real estate as “held for sale” when all criteria under the FASB guidance has been met.

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

Capitalization of costs begins when the activities necessary to get the development project ready for its intended use begin, which include costs incurred before the beginning of construction. Capitalization of costs ceases when the development project is substantially complete and ready for its intended use. Determining when a development project commences, and when it is substantially complete and ready for its intended use involves a degree of judgment. We generally consider a development project to be substantially complete and ready for its intended use upon receipt of a certificate of occupancy. If and when development of a property is suspended pursuant to a formal change in the planned use of the property, we will evaluate whether the accumulated costs exceed the estimated value of the project and write off the amount of any such excess accumulated costs. For a development project that is suspended for reasons other than a formal change in the planned use of such property, the accumulated project costs are evaluated for impairment consistent with our impairment policies for long-lived assets. Capitalized costs are allocated to the specific components of a project that are benefited.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard that supersedes most all existing revenue recognition guidance. This standard’s core principle is that a company will recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. However, leasing contracts, representing the major source of our revenues, are not within the scope of the new standard and will continue to be accounted for under existing standards. This new standard is effective for annual and interim periods beginning on January 1, 2017 with early adoption prohibited. We have not yet determined the effects on our condensed consolidated financial statements and related notes resulting from the adoption of this new standard.

Results of Operations

The discussion below relates to our financial condition and results of operations for the three and six months ended June 30, 2014 and 2013. A summary of our operating results for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income Statement Data:
Total operating revenues	$401,446	$363,502	$792,036	$721,872
Total operating expenses	(308,993)	(263,508)	(609,576)	(523,292)

Operating income	92,453	99,994	182,460	198,580
Other expenses, net	(31,121)	(40,373)	(74,411)	(87,278)

Net income	$61,332	$59,621	$108,049	$111,302

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of this growth, our period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (same store properties are properties that were owned as of December 31, 2012 and excludes the 10 properties that were contributed to our joint venture with the PREI®-managed fund in September 2013 and March 2014 along with any properties that have been sold). The following table identifies each of the properties in our portfolio acquired from January 1, 2013 through June 30, 2014.

Our stabilized portfolio includes properties owned as of December 31, 2012 with less than 5% of total rentable square feet under development and excludes properties that were undergoing, or were expected to undergo, development activities in 2013-2014 and properties sold or contributed to joint ventures.

The following table identifies each of the properties in our portfolio acquired from January 1, 2013 through June 30, 2014.

Acquired Buildings (Metropolitan Area)	Acquisition Date	Space under active development as of June 30, 2014 (1)	Space held for future development as of June 30, 2014 (1)	Net rentable square feet excluding space held for development (2)	Square feet including development space	Occupancy rate as of June 30, 2014 (3)
As of December 31, 2012 (123 properties)		1,245,749	1,144,753	20,776,602	23,167,104	92.5%

January 1, 2013 through June 30, 2014

17201 Waterview Parkway (Dallas)	Jan-13	—	—	61,750	61,750	100.0
1900 S. Price Road (Phoenix)	Jan-13	—	108,926	118,348	227,274	100.0
371 Gough Road (Toronto)	Mar-13	43,741	29,859	24,176	97,776	100.0
1500 Towerview Road (Minneapolis)	Mar-13	—	—	328,765	328,765	100.0
MetCenter Business Park (Austin)	May-13	—	—	336,695	336,695	94.3
Liverpoolweg 10 (Amsterdam)	Jun-13	—	—	16,813	16,813	100.0
Principal Park (London)	Sep-13	106,400	—	—	106,400	—
636 Pierce Street (4) (New York Metro)	Dec-13	—	—	108,336	108,336	100.0

Subtotal		150,141	138,785	994,883	1,283,809	98.1%

Total		1,395,890	1,283,538	21,771,485	24,450,913	92.8%

(1)	Space under active development includes current base building and data center projects in progress. Space held for future development includes space held for future data center development, and excludes space under active development.
(2)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease based on engineering drawings. Net rentable square feet includes tenants’ proportional share of common areas but excludes development space.
(3)	Occupancy rates exclude development space. For some of our properties, we calculate occupancy based on factors in addition to contractually leased square feet, including available power, required support space and common area.
(4)	On March 5, 2014, we contributed the 636 Pierce Street property to our unconsolidated joint venture with a fund managed by Prudential Real Estate Investors that was formed in September 2013. We maintain a 20% interest in the joint venture.

Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013 and the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

Portfolio

As of June 30, 2014, our portfolio consisted of 130 properties, including 13 properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 24.5 million rentable square feet including 1.4 million square feet of space under active development and 1.3 million square feet of space held for future development compared to a portfolio consisting of 129 properties, including three properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 24.5 million rentable square feet including 1.3 million square feet of space under active development and 2.3 million square feet of space held for future development as of June 30, 2013. The increase in our portfolio reflects the acquisition of two properties during the twelve months ended June 30, 2014, one of which was contributed to our unconsolidated joint venture, and the addition of one property placed into service during the twelve months ended June 30, 2014 related to a land parcel that was acquired prior to January 1, 2013, less one property sold in April 2014.

Revenues

Total operating revenues for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Rental	$313,420	$285,953	$27,467	$619,206	$567,352	$51,854
Tenant reimbursements	85,687	76,681	9,006	169,308	152,598	16,710
Fee income	1,466	728	738	2,649	1,534	1,115
Other	873	140	733	873	388	485

Total operating revenues	$401,446	$363,502	$37,944	$792,036	$721,872	$70,164

As shown by the same store and new properties table below, the increases in rental revenues and tenant reimbursement revenues in the three and six months ended June 30, 2014 compared to the same periods in 2013 were due primarily to new leasing at our same store properties, including completed and leased development space. Other revenues changes in the periods presented were primarily due to tenant termination revenues.

	Same Store			New Properties
	Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Rental	$309,632	$275,648	$33,984	$3,788	$10,305	$(6,517)
Tenant reimbursements	85,084	75,197	9,887	603	1,484	(881)
Fee income	—	—	—	1,466	728	738
Other	873	140	733	—	—	—

Total operating revenues	$395,589	$350,985	$44,604	$5,857	$12,517	$(6,660)

	Same Store			New Properties
	Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Rental	$609,827	$548,472	$61,355	$9,379	$18,880	$(9,501)
Tenant reimbursements	168,202	149,916	18,286	1,106	2,682	(1,576)
Fee income	—	—	—	2,649	1,534	1,115
Other	873	388	485	—	—	—

Total operating revenues	$778,902	$698,776	$80,126	$13,134	$23,096	$(9,962)

Same store rental revenues increased for the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily as a result of new leases at our properties during the twelve months ended June 30, 2014, including leases of completed development space, the largest of which were for space in the Sentrum Portfolio, 43940 Digital Loudoun Plaza and 2121 South Price Road. Same store growth was driven by the delivery of approximately 690,000 square feet of leased data center space from within our same store development platform during the last 12 months. In our same store portfolio, we calculate the change in rental rates on renewals signed during the quarter as compared to the previous rent on that same space. During the twelve months ended June 30, 2014, the percentage increase was 19.5% on a GAAP basis. During the twelve months ended June 30, 2014, we also delivered approximately 150,000 square feet of un-leased data center space which was one of the drivers impacting same store occupancy which decreased slightly to 92.0% as of June 30, 2014 from 92.5% as of June 30, 2013 along with certain leases expiring at one of our non-technical properties during 2013. Same store tenant reimbursement revenues increased for the three and six months ended June 30, 2014 as compared to the same periods in 2013 primarily as a result of new leasing and higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at the Sentrum Portfolio, 111 8th Avenue (2nd and 6th Floors), 365 South Randolphville Road, 600 West Seventh Street and Digital Houston.

Excluding the effect of 10 properties contributed to our unconsolidated joint venture and 6 Braham Street (sold in April 2014), new properties revenues increased approximately $2.3 million and $6.3 million for the three and six months ended June 30, 2014 compared to the same periods in 2013. For the three and six months ended June 30, 2014, 1500 Towerview Road, 7401 E. Ben White Boulevard and 371 Gough Road contributed $1.0 million, or approximately 64%, and $3.4 million, or 66%, respectively, of the new properties increase in rental revenues and tenant reimbursements compared to the same periods in 2013.

The following table shows revenues for stabilized properties and pre-stabilized properties (all other properties) (in thousands).

	Stabilized			Pre-Stabilized
	Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Rental	$198,293	$190,487	$7,806	$115,127	$95,466	$19,661
Tenant reimbursements	56,306	53,286	3,020	29,381	23,395	5,986
Fee income	—	—	—	1,466	728	738
Other	—	140	(140)	873	—	873

Total operating revenues	$254,599	$243,913	$10,686	$146,847	$119,589	$27,258

	Stabilized			Pre-stabilized
	Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Rental	$395,514	$385,699	$9,815	$223,692	$181,653	$42,039
Tenant reimbursements	113,345	108,902	4,443	55,963	43,696	12,267
Fee income	—	—	—	2,649	1,534	1,115
Other	—	388	(388)	873	—	873

Total operating revenues	$508,859	$494,989	$13,870	$283,177	$226,883	$56,294

Stabilized rental revenues increased for the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily as a result of new or renewed leases at our properties during the twelve months ended June 30, 2014, the largest of which were for space at 350 East Cermak Road and 43791 Devin Shafron Drive. Stabilized tenant reimbursement revenues increased for the three and six months ended June 30, 2014 as compared to the same periods in 2013 primarily as a result of new leasing and higher utility expenses being billed to our tenants, the largest occurrences of which were at 111 8th Avenue (2nd and 6th Floors), 600 West Seventh Avenue and 350 East Cermak Road.

Pre-stabilized revenue increases were a result of new leases at our properties during the twelve months ended June 30, 2014, primarily leases of completed development space, the largest of which were for space at Unit 21 Goldsworth Park, 43940 Digital Loudoun Plaza, 2121 South Price Road, Digital Houston, 365 South Randolphville Road and 9333, 9355, 9377 Grand Avenue.

Operating Expenses and Interest Expense

Operating expenses and interest expense during the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Rental property operating and maintenance	$126,796	$106,706	$20,090	$244,692	$212,186	$32,506
Property taxes	20,595	19,374	1,221	42,720	40,416	2,304
Insurance	1,896	2,238	(342)	4,318	4,443	(125)
Construction management	121	294	(173)	285	678	(393)
Change in fair value of contingent consideration	766	(370)	1,136	(2,637)	930	(3,567)
Depreciation and amortization	137,092	115,867	21,225	267,712	227,490	40,222
General and administrative	20,321	17,891	2,430	50,999	33,842	17,157
Transactions	755	1,491	(736)	836	3,254	(2,418)
Other	651	17	634	651	53	598

Total operating expenses	$308,993	$263,508	$45,485	$609,576	$523,292	$86,284

Interest expense	$49,146	$47,583	$1,563	$96,520	$95,661	$859

As shown in the same store and new properties table below, total same store expenses for the three and six months ended June 30, 2014 increased compared to the same periods in 2013 primarily as a result of higher utility rates in several of our properties along with development projects being placed into service leading to higher utility expense (included in rental property operating and maintenance) in 2014.

	Same Store			New Properties
	Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Rental property operating and maintenance	$126,203	$106,029	$20,174	$593	$677	$(84)
Property taxes	20,107	18,295	1,812	488	1,079	(591)
Insurance	1,877	2,064	(187)	19	174	(155)
Construction management (1)	—	—	—	121	294	(173)
Change in fair value of contingent consideration	766	(370)	1,136	—	—	—
Depreciation and amortization	135,658	112,347	23,311	1,434	3,520	(2,086)
General and administrative (2)	20,321	17,891	2,430	—	—	—
Transactions (3)	—	—	—	755	1,491	(736)
Other	651	17	634	—	—	—

Total operating expenses	$305,583	$256,273	$49,310	$3,410	$7,235	$(3,825)

Interest expense (4)	$48,740	$47,391	$1,349	$406	$192	$214

	Same Store			New Properties
	Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Rental property operating and maintenance	$244,020	$211,028	$32,992	$672	$1,158	$(486)
Property taxes	41,710	38,341	3,369	1,010	2,075	(1,065)
Insurance	4,275	4,097	178	43	346	(303)
Construction management (1)	—	—	—	285	678	(393)
Change in fair value of contingent consideration	(2,637)	930	(3,567)	—	—	—
Depreciation and amortization	264,523	221,201	43,322	3,189	6,289	(3,100)
General and administrative (2)	50,999	33,842	17,157	—	—	—
Transactions (3)	—	—	—	836	3,254	(2,418)
Other	651	53	598	—	—	—

Total operating expenses	$603,541	$509,492	$94,049	$6,035	$13,800	$(7,765)

Interest expense (4)	$95,240	$95,313	$(73)	$1,280	$348	$932

(1)	Construction management expenses are included entirely in new properties as they are not allocable to specific properties.
(2)	General and administrative expenses are included in same store as they are not allocable to specific properties.
(3)	Transaction expenses are included entirely in new properties as they are not allocable to same store properties.
(4)	Interest expense on our global revolving credit facility and unsecured term loan is allocated on a specific property basis.

Same store rental property operating and maintenance expenses increased in the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily as a result of higher consumption and utility rates in several of our properties along with development projects being placed into service leading to higher utility expense in 2014. During the three months ended June 30, 2014 and 2013, we capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $12.5 million and $9.6 million, respectively, and $24.9 million and $19.7 million during the six months ended June 30, 2014 and 2013, respectively.

Same store property taxes increased by approximately $1.8 million and $3.4 million in the three and six months ended June 30, 2014 compared to the same periods in 2013, primarily as a result of higher supplemental property tax assessments at one of our properties in 2013.

Same store depreciation and amortization expense increased by approximately $23.3 million and $43.3 million in the three and six months ended June 30, 2014 compared to the same periods in 2013, principally because of depreciation of development projects that were placed into service in late 2013 and during 2014.

General and administrative expenses increased by approximately $2.4 million in the three months ended June 30, 2014 compared to the same period in 2013 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher professional fees and marketing expenses. General and administrative expenses increased by approximately $17.2 million in the six months ended June 30, 2014 compared to the same period in 2013 primarily due to the $12.7 million severance related to the departure of our former Chief Executive Officer, Michael Foust recorded in the six months ended June 30, 2014. The severance was determined in accordance with the non-cause termination provisions of Mr. Foust’s existing employment agreement and applicable equity award agreements with the Company.

Same store interest expense increased by approximately $1.3 million for the three months ended June 30, 2014 as compared to the same period in 2013 primarily as a result of interest on our 2023 Notes that were issued in April 2014 partially offset by lower average outstanding mortgage loan balances during 2014 compared to 2013 primarily due to the repayment of the following mortgage loans: Clonshaugh Industrial Estate II (June 2013), 1500 Space Park Drive (July 2013), Paul van Vlissingenstraat 16 (July 2013), Chemin de l’Epinglier 2 (July 2013), Mundells Roundabout (October 2013), Gyroscoopweg 2E-2F (October 2013) and 360 Spear Street (November 2013) along with the redemption of the 2029 Debentures in April 2014. For the six months ended June 30, 2014, interest expense decreased slightly as compared to the same period in 2013 primarily as a result of lower average outstanding mortgage loan and Prudential Shelf Facility balances during 2014 as compared to 2013 along with the redemption of the 2029 Debentures in April 2014, offset by the issuance of our 2025 Notes (January 2013) and 2023 Notes (April 2014). We capitalized interest of approximately $4.9 million and $6.6 million during the three months ended June 30, 2014 and 2013, respectively, and $10.2 million and $12.0 million during the six months ended June 30, 2014 and 2013, respectively.

Excluding the effect of 10 properties contributed to our unconsolidated joint venture and 6 Braham Street (sold in April 2014), new properties expenses (excluding construction management and transactions) increased approximately $0.8 million and $2.3 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. For the three and six months ended June 30, 2014, 7401 E. Ben White Boulevard, 1500 Towerview Road and 8201 E. Riverside Drive contributed $0.5 million, or 62%, and $1.8 million, or 75%, respectively, of the total new properties increase in total operating expenses (excluding construction management and transactions) compared to the same periods in 2013.

Transactions expense decreased by approximately $0.7 million and $2.4 million in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, principally because there have been no acquisitions in 2014 compared to the acquisition of six properties in the six months ended June 30, 2013.

The following table shows expenses for stabilized properties and pre-stabilized properties (all other properties) (in thousands).

	Stabilized			Pre-stabilized
	Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Rental property operating and maintenance	$78,853	$72,535	$6,318	$47,943	$34,171	$13,772
Property taxes	13,483	12,677	806	7,112	6,697	415
Insurance	1,306	1,647	(341)	590	591	(1)
Construction management (1)	—	—	—	121	294	(173)
Change in fair value of contingent consideration	—	—	—	766	(370)	1,136
Depreciation and amortization	81,134	74,311	6,823	55,958	41,556	14,402
General and administrative (2)	20,321	17,891	2,430	—	—	—
Transactions (3)	—	—	—	755	1,491	(736)
Other	28	17	11	623	—	623

Total operating expenses	$195,125	$179,078	$16,047	$113,868	$84,430	$29,438

Interest expense (4)	$30,510	$34,964	$(4,454)	$18,636	$12,619	$6,017

	Stabilized			Pre-stabilized
	Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Rental property operating and maintenance	$153,885	$145,618	$8,267	$90,807	$66,568	$24,239
Property taxes	27,807	27,527	280	14,913	12,889	2,024
Insurance	3,134	3,161	(27)	1,184	1,282	(98)
Construction management (1)	—	—	—	285	678	(393)
Change in fair value of contingent consideration	—	—	—	(2,637)	930	(3,567)
Depreciation and amortization	159,236	149,275	9,961	108,476	78,215	30,261
General and administrative (2)	50,999	33,842	17,157	—	—	—
Transactions (3)	—	—	—	836	3,254	(2,418)
Other	28	53	(25)	623	—	623

Total operating expenses	$395,089	$359,476	$35,613	$214,487	$163,816	$50,671

Interest expense (4)	$65,040	$73,463	$(8,423)	$31,480	$22,198	$9,282

(1)	Construction management expenses are included entirely in pre-stabilized properties as they are not allocable to specific properties.
(2)	General and administrative expenses are included in stabilized properties as they are not allocable to specific properties.
(3)	Transaction expenses are included entirely in pre-stabilized properties as they are not allocable to stabilized properties.
(4)	Interest expense on our global revolving credit facility and unsecured term loan is allocated on a specific property basis.

Stabilized rental property operating and maintenance expenses increased approximately $6.3 million and $8.3 million in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 primarily as a result of higher consumption and utility rates in several of our properties.

Stabilized property taxes increased by approximately $0.8 million and $0.3 million in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily as a result of higher assessed values in certain properties in the stabilized portfolio in 2014.

Stabilized depreciation and amortization expense increased approximately $6.8 million and $10.0 million in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, principally because of depreciation of a development project that was placed into service during 2013.

General and administrative expenses increased by approximately $2.4 million in the three months ended June 30, 2014 compared to the same period in 2013 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher professional fees and marketing expenses. General and administrative expenses increased by approximately $17.2 million in the six months ended June 30, 2014 compared to the same period in 2013 primarily due to the $12.7 million severance related to the departure of our former Chief Executive Officer, Michael Foust recorded in the six months ended June 30, 2014. The severance was determined in accordance with the non-cause termination provisions of Mr. Foust’s existing employment agreement and applicable equity award agreements with the Company.

Stabilized interest expense decreased approximately $4.5 million and $8.4 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013 primarily as a result of lower average outstanding mortgage loan balances during 2014 compared to 2013 primarily due to the repayment of the following mortgage loans: Clonshaugh Industrial Estate II (June 2013), 1500 Space Park Drive (July 2013), Paul van Vlissingenstraat 16 (July 2013), Chemin de l’Epinglier 2 (July 2013), Mundells Roundabout (October 2013), Gyroscoopweg 2E-2F (October 2013) and 360 Spear Street (November 2013) along with the redemption of the 2029 Debentures in April 2014.

Pre-stabilized rental property operating and maintenance expenses increased by approximately $13.8 million and $24.2 million in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 primarily as a result of higher consumption and utility rates in several of our properties along with development projects being placed into service leading to higher utility expense in 2014.

Pre-stabilized depreciation and amortization expense increased approximately $14.4 million and $30.3 million in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, principally because of depreciation of development projects that were placed into service in late 2013 and during 2014.

Transactions expense decreased by approximately $0.7 million and $2.4 million in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, principally because there have been no acquisitions in 2014 compared to the acquisition of six properties in the six months ended June 30, 2013.

Gain on Sale of Property

During the three and six months ended June 30, 2014, we recognized a gain on sale of property of $15.9 million, related to the disposition of 6 Braham Street, which sold for £25.0 million (or approximately $41.5 million based on the exchange rate as of April 7, 2014, the date of sale).

Gain on Contribution of Property to Unconsolidated Joint Venture

During the six months ended June 30, 2014, we recognized a gain of $1.9 million related to the contribution of one property to the PREI joint venture. We received net proceeds of $11.4 million in connection with this transaction and retained our 20% interest in the joint venture.

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

Digital Realty Trust, Inc. entered into equity distribution agreements in June 2011, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. To date, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the six months ended June 30, 2014 and 2013. As of June 30, 2014, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

On March 26, 2014 and April 7, 2014, our parent company issued an aggregate of 14.6 million shares of its 7.375% Series H Cumulative Redeemable Preferred Stock for total net proceeds, after underwriting discounts and estimated offering expenses, of $353.4 million, including the proceeds from the partial exercise of the underwriters’ over-allotment option. We used the net proceeds from the offerings to temporarily repay borrowings under our global revolving credit facility.

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

On April 18, 2014, the Operating Partnership redeemed approximately $5.2 million in aggregate principal amount of the 2029 Debentures pursuant to its option under the indenture governing the 2029 Debentures at a price equal to 100% of the principal amount plus accrued and unpaid interest thereon up to April 18, 2014. In connection with the redemption, the holders of approximately $261.2 million in aggregate principal amount of the 2029 Debentures exchanged such 2029 Debentures for an aggregate of 6,734,938 restricted shares of Digital Realty Trust, Inc. common stock pursuant to the terms of the indenture governing the 2029 Debentures.

On July 11, 2014, we issued an aggregate of 134,974 restricted shares of common stock of Digital Realty Trust, Inc. in exchange for approximately $5.2 million in aggregate principal amount of the 2029 Debentures to certain previous holders of the 2029 Debentures. The holders had the right to exchange the 2029 Debentures for shares of Digital Realty Trust, Inc. common stock, but inadvertently failed to exercise such rights. As a result, the 2029 Debentures were redeemed by the operating partnership for cash. We agreed to issue the shares of the common stock to the holders in exchange for the redemption payment that they received in the original redemption, effectively putting such holders in the same place as if they had originally exercised their rights to exchange their 2029 Debentures for the shares of Digital Realty Trust, Inc. common stock.

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

Our parent company has declared and paid the following dividends on its common and preferred stock for the six months ended June 30, 2014 (in thousands):

Date dividend declared	Dividend payment date	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series H Preferred Stock		Common Stock
February 11, 2014	March 31, 2014	$5,031	$3,023	$3,672	$—		$106,743
April 29, 2014	June 30, 2014	5,031	3,023	3,672	7,104	(1)	112,357

		$10,062	$6,046	$7,344	$7,104		$219,100

Annual rate of dividend per share		$1.750	$1.656	$1.469	$1.844		$3.320

(1)	Represents a pro rata dividend from and including the original issue date (March 26, 2014) to and including June 30, 2014.

Distributions out of our parent company’s current or accumulated earnings and profits are generally classified as ordinary income whereas distributions in excess of our company’s current and accumulated earnings and profits, to the extent of a stockholder’s U.S. federal income tax basis in our parent company’s stock, are generally classified as a return of capital. Distributions in excess of a stockholder’s U.S. federal income tax basis in our parent company’s stock are generally characterized as capital gain. Cash provided by operating activities has been generally sufficient to fund distributions on an annual basis; however, we may also need to utilize borrowings under the global revolving credit facility to fund distributions.

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

As of June 30, 2014, we had $80.9 million of cash and cash equivalents, excluding $39.8 million of restricted cash. Restricted cash primarily consists of interest-bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements, as well as capital expenditures.

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

On August 15, 2013, we refinanced our global revolving credit facility, increasing the total borrowing capacity to $2.0 billion from $1.8 billion. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to $2.55 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on November 3, 2017, with two six-month extension options. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 110 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit rating of our long-term debt and currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling, Swiss franc, Japanese yen and Mexican peso denominations. As of June 30, 2014, borrowings under the global revolving credit facility bore interest at an overall blended rate of 1.91% comprised of 1.25% (U.S. dollars), 1.21% (Euros), 3.76% (Australian dollars), 1.31% (Hong Kong dollars), 1.20% (Japanese yen) and 2.34% (Canadian dollars). The interest rates are based on 1-month LIBOR, 1-month EURIBOR, 1-month BBR, 1-month HIBOR, 1-month JPY LIBOR and 1-month CDOR, respectively, plus a margin of 1.10%. We have used and intend to use borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and to provide for working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of June 30, 2014, we have capitalized approximately $18.0 million of financing costs related to the global revolving credit facility. As of June 30, 2014, approximately $374.6 million was drawn under this facility and $24.8 million of letters of credit were issued, leaving approximately $1.6 billion available for use.

On August 15, 2013, we refinanced the senior unsecured multi-currency term loan facility, increasing the total borrowing capacity to $1.0 billion from $750.0 million. Pursuant to the accordion feature, total commitments can be increased up to $1.1 billion, subject to the receipt of lender commitments and other conditions precedent. The facility matures on April 16, 2017, with two six-month extension options. Interest rates are based on our senior unsecured debt ratings and are currently 120 basis points over the applicable index for floating rate advances. Funds may be drawn in U.S, Singapore and Australian dollars, as well as Euro and British pound sterling denominations with the option to add Hong Kong dollars and Japanese yen upon an accordion exercise. Based on exchange rates in effect at June 30, 2014, the balance outstanding is approximately $1,034.8 million. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. As of June 30, 2014, we have capitalized approximately $8.4 million of financing costs related to the unsecured term loan.

For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.

Our parent company commenced its At-the-Market equity distribution program in June 2011, which is discussed under “Liquidity and Capital Resources of the Parent Company” above. To date, our parent company has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million shares of common stock under the program at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents before offering expenses. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 5.7 million common units to our parent company. No sales were made under the program during the six months ended June 30, 2014 and 2013. As of June 30, 2014, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

On March 5, 2014, we contributed the 636 Pierce Street property, which we acquired in December 2013, to our unconsolidated joint venture with a fund managed by Prudential Real Estate Investors (PREI®) that was formed in September 2013. The property was valued at approximately $40.4 million and subject to $26.1 million in debt, which the joint venture assumed. The PREI® fund contributed approximately $11.4 million in cash for their 80% share of the net asset value of $14.3 million. Subsequent to the closing, the joint venture refinanced the existing debt with $23.0 million drawn from the joint venture’s bank facility. Including the refinance costs, the PREI® fund contributed $17.5 million for the 636 Pierce Street property, bringing their contributed capital in the joint venture to $164.8 million.

On April 7, 2014, the Operating Partnership sold 6 Braham Street to the tenant pursuant to a sale of the ownership interests in the Operating Partnership’s wholly owned subsidiary that owned the building for £25.0 million (or approximately $41.5 million based on the exchange rate as of April 7, 2014). The transaction after costs and various tenant prepayments resulted in net proceeds of approximately £22.6 million (or approximately $37.5 million based on the exchange rate as of April 7, 2014) and a net gain of approximately $15.9 million.

The growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower; as such private investors typically have lower return expectations than us. As a result, we anticipate that near-term acquisitions activity will comprise a smaller percentage of our growth until seller price expectations realign with our return requirements.

Construction

The table below summarizes our construction in progress as of June 30, 2014 and December 31, 2013 (in thousands):

	As of June 30, 2014				As of December 31, 2013
(dollars in thousands)	Net Rentable Square Feet	Current Investment (2)	Future Investment (3)	Total Cost	Net Rentable Square Feet	Current Investment (4)	Future Investment (3)	Total Cost
Development Lifecycle
Land Inventory	(1)	$117,878	$—	$117,878		$106,327	$—	$106,327
Space Held for Development	1,283,538	361,643	—	361,643	1,331,685	340,076	—	340,076
Base Building Construction	772,000	189,091	49,823	238,914	1,062,647	207,568	120,808	328,376
Datacenter Construction	623,890	282,553	411,507	694,060	697,034	269,669	373,560	643,229
Equipment Pool & Other Inventory		25,274	—	25,274		26,361	—	26,361
Campus, Tenant Improvements & Other		37,250	13,289	50,539		33,129	10,719	43,848

Total Development	2,679,428	1,013,689	474,619	1,488,308	3,091,366	983,130	505,087	1,488,217
Enhancement & Other		67,054	22,517	89,571		60,619	37,594	98,213
Recurring		9,700	10,798	20,498		9,482	7,036	16,518

Total Construction in Progress		$1,090,443	$507,934	$1,598,377		$1,053,231	$549,717	$1,602,948

(1)	Represents approximately 154 acres.
(2)	Represents balances incurred through June 30, 2014.
(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.
(4)	Represents balances incurred through December 31, 2013.

Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future datacenter fit-out. Datacenter construction includes 0.6 million square feet of Turn Key Flex®, Powered Base Building®, and Custom Solutions product with a cost to date of approximately $282.6 million. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of datacenter construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first generation tenant improvements.

Future Uses of Cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of June 30, 2014, we had approximately 1.4 million square feet of space under active development and approximately 1.3 million square feet of space held for future development and we also owned approximately 0.6 million net rentable square feet of datacenter space with extensive installed tenant improvements. Turn-Key Flex® space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Flex® space, we expect to incur significant tenant improvement costs to build out and develop these types of spaces. At June 30, 2014, approximately 1.4 million square feet was under construction for Turn-Key Flex®, Powered Base Building® and Custom Solutions (formerly referred to as Build-to-Suit) products, all of which are expected to be income producing on or after completion, in six U.S. domestic markets, two European markets, one Canadian market, one Australian market and our Singapore market, consisting of approximately 0.8 million square feet of base building construction and 0.6 million square feet of data center construction. At June 30, 2014, we had commitments under construction contracts for approximately $214.3 million. We currently expect to incur approximately $425.0 million to $500.0 million of capital expenditures for our development programs during the six months ending December 31, 2014, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Historical Capital Expenditures (Cash Basis) (in thousands)

The table below summarizes our capital expenditure activity for the six months June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Development projects	$357,958	$474,071
Enhancement and improvements	32,134	48,680
Recurring capital expenditures	20,040	23,289

Total capital expenditures (excluding indirect costs)	$410,132	$546,040

For the six months ended June 30, 2014, total capital expenditures decreased $135.9 million to approximately $410.1 million from $546.0 million for the same period in 2013. Capital expenditures on our development projects plus our enhancement and improvements projects for the six months ended June 30, 2014 were approximately $390.1 million, which reflects a decrease of approximately 25% from the same period in 2013. This decrease was primarily due to completion of and decreased spending for ground-up Custom Solutions projects, Turn-Key Flex and base building improvements. Our development capital expenditures are generally funded by our available cash and equity and debt capital.

Indirect costs, including capitalized interest, capitalized in the six months ended June 30, 2014 and 2013 were $34.0 million and $31.9 million, respectively. Capitalized interest comprised approximately $10.2 million and $12.0 million, respectively, of the total indirect costs capitalized for the six months ended June 30, 2014 and 2013. Capitalized interest in the six months ended June 30, 2014 decreased compared to the same period in 2013 due to a reduction in qualifying activities. Excluding capitalized interest, the increase in indirect costs in the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities. See “—Future Uses of Cash” for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2014.

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

Distributions

All distributions on our units are at the discretion of our parent company’s board of directors. During the six months ended June 30, 2014, our operating partnership declared and paid the following distributions (in thousands):

Date distribution declared	Distribution payment date	Series E Preferred Units	Series F Preferred Units	Series G Preferred Units	Series H Preferred Units		Common Units
February 11, 2014	March 31, 2014	$5,031	$3,023	$3,672	$—		$109,378
April 29, 2014	June 30, 2014	$5,031	$3,023	$3,672	$7,104	(1)	$115,008

		$10,062	$6,046	$7,344	$7,104		$224,386

Annual rate of distribution per unit		$1.750	$1.656	$1.469	$1.844		$3.320

(1)	Represents a pro rata distribution from and including the original issue date (March 26, 2014) to and including June 30, 2014.

Commitments and Contingencies

As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined in the agreements for the acquisition. As of June 30, 2014, construction is not complete and none of the leases executed subsequent to purchase would cause an amount to become probable of payment and therefore no amount is accrued as of June 30, 2014. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $40.1 million based on the exchange rate as of June 30, 2014). The earnout contingency expires in November 2020.

One of the tenants at our Convergence Business Park property has an option to expand as part of their lease agreement, which expires in April 2017. As part of this option, development activities were not permitted on specifically identified expansion space within the property until April 2014. From April 2014 through April 2017, the tenant has the right of first refusal on any third party’s bona fide offer to buy the adjacent land. If the tenant exercises their option, we may either construct and lease to the tenant an additional shell building on the expansion space at a stipulated rate of return on cost or sell the existing building and the expansion space to the tenant for a price of approximately $24.0 million and $225,000 per square acre, respectively, plus additional adjustments as provided in the lease.

As part of the acquisition of the Sentrum Portfolio in July 2012, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of contingent consideration was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). We have adjusted the contingent consideration to fair value at each reporting date with changes in fair value recognized in operating income. At June 30, 2014, the fair value of the contingent consideration for the Sentrum Portfolio was £36.6 million (or approximately $62.7 million based on the exchange rate as of June 30, 2014) and is currently accrued in accounts payable and other accrued expenses in the condensed consolidated balance sheet. We made earnout payments of approximately £3.4 million (or approximately $5.7 million based on the exchange rates as of the date of each payment) during the six months ended June 30, 2014. During the six months ended June 30, 2013, we made earnout payments of approximately £6.6 million (or approximately $10.0 million based on the exchange rates as of the date of each payment). From the acquisition date through June 30, 2014, we have made earnout payments of approximately £20.3 million (or approximately $31.5 million based on the exchange rates as of the date of each payment). The impact of the change in fair value of contingent consideration for the Sentrum Portfolio on operating income was approximately ($0.8) million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $2.6 million and ($0.9) million for the six months ended June 30, 2014 and 2013, respectively. The earn-out contingency expires in July 2015. This amount will be reassessed on a quarterly basis, with any changes being recognized in earnings. Increases or decreases in the fair value of the contingent consideration can result from changes in discount periods, discount rates and probabilities that contingencies will be met.

As of June 30, 2014, we were a party to interest rate swap agreements which hedge variability in cash flows related the U.S. LIBOR and SGD-SOR based tranches of the unsecured term loan. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt, as of June 30, 2014 (in millions):

Debt Summary:
Fixed rate	$3,449.7
Variable rate debt subject to interest rate swaps	562.9

Total fixed rate debt (including interest rate swaps)	4,012.6
Variable rate—unhedged	846.6

Total	$4,859.2

Percent of Total Debt:
Fixed rate (including swapped debt)	82.6%
Variable rate	17.4%

Total	100.0%

Effective Interest Rate as of June 30, 2014 (1):
Fixed rate (including hedged variable rate debt)	4.55%
Variable rate	1.96%
Effective interest rate	4.10%

(1)	Excludes impact of deferred financing cost amortization.

As of June 30, 2014, we had approximately $4.9 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total enterprise value was approximately 35% (based on the closing price of Digital Realty Trust, Inc.’s common stock on June 30, 2014 of $58.32). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C Units and Class D Units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, GBP LIBOR, SIBOR, BBR, HIBOR, JPY LIBOR and CDOR rates, depending on the respective agreement governing the debt, including our global revolving credit facility and unsecured term loan. As of June 30, 2014, our debt had a weighted average term to initial maturity of approximately 5.2 years (or approximately 5.5 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of June 30, 2014, we were party to interest rate swap agreements related to $562.9 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

As of June 30, 2014, our pro-rata share of debt of unconsolidated joint ventures was approximately $117.7 million, of which $44.3 million is subject to interest rate swap agreements.

Cash Flows

The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013

The following table shows cash flows and ending cash and cash equivalent balances for the six months ended June 30, 2014 and 2013 (in thousands).

	Six Months Ended June 30,
	2014	2013	Change
Net cash provided by operating activities	$315,264	$275,507	$39,757
Net cash used in investing activities	(403,816)	(712,248)	308,432
Net cash provided by financing activities	112,670	404,720	(292,050)

Net increase (decrease) in cash and cash equivalents	$24,118	$(32,021)	$56,139

The increase in net cash provided by operating activities was due to increased cash flows from new leasing at our same store properties, completed and leased development space and our acquisition of new operating properties in the twelve months ended June 30, 2014, which was partially offset by increased operating expenses.

Net cash used in investing activities decreased for the six months ended June 30, 2014, as we had a decrease in cash paid for capital expenditures for the six months ended June 30, 2014 ($431.2 million) as compared to the same period in 2013 ($577.1 million), along with a decrease in cash paid for acquisitions for the six months ended June 30, 2014 ($0) as compared to in the same period in 2013 ($117.3 million).

Net cash flows provided by financing activities for the company consisted of the following amounts (in thousands).

	Six Months Ended June 30,
	2014	2013	Change
Proceeds from borrowings, net of repayments	$(373,468)	$(140,053)	$(233,415)
Net proceeds from issuance of common and preferred stock, including exercise of stock options	353,522	241,325	112,197
Net proceeds from 2023 Notes	495,872	—	495,872
Net proceeds from 2025 Notes	—	630,026	(630,026)
Dividend and distribution payments	(357,327)	(317,900)	(39,427)
Other	(5,929)	(8,678)	2,749

Net cash provided by financing activities	$112,670	$404,720	$(292,050)

The decrease in net cash provided by financing activities was primarily due to the issuance of our 2025 Notes (net proceeds of $630.0 million) in January 2013 along with lower net repayments during the six months ended June 30, 2013 (net repayments of $140.1 million) as compared to the six months ended June 30, 2014 (net repayments of $373.5 million) partially offset by the issuance of our 2023 Notes (net proceeds of $495.9 million) in April 2014. The increase in dividend and distribution payments for the six months ended June 30, 2014 as compared to the same period in 2013 was due to an increase in the number of shares outstanding and dividend amount per share of common stock in 2014 as compared to 2013 and the payment of dividends on our series G preferred stock and series H preferred stock during the six months ended June 30, 2014, whereas these series of preferred stock were not outstanding for the entire portion of the six months ended June 30, 2013.

Net cash flows provided by financing activities for the operating partnership consisted of the following amounts (in thousands).

	Six Months Ended June 30,
	2014	2013	Change
Proceeds from borrowings, net of repayments	$(373,468)	$(140,053)	$(233,415)
General partner contributions, net	353,522	241,325	112,197
Net proceeds from 2023 Notes	495,872	—	495,872
Net proceeds from 2025 Notes	—	630,026	(630,026)
Distribution payments	(357,327)	(317,900)	(39,427)
Other	(5,929)	(8,678)	2,749

Net cash provided by financing activities	$112,670	$404,720	$(292,050)

The decrease in net cash provided by financing activities was primarily due to the issuance of our 2025 Notes (net proceeds of $630.0 million) in January 2013, along with lower net repayments during the six months ended June 30, 2013 (net repayments of $140.1 million) as compared to the six months ended June 30, 2014 (net repayments of $373.5 million) partially offset by the issuance of our 2023 Notes (net proceeds of $495.9 million) in April 2014. The increase in distribution payments for the six months ended June 30, 2014 as compared to the same period in 2013 was due to an increase in the number of units outstanding and distribution amount per common unit in 2014 as compared to 2013 and the payment of distributions on our series G preferred units and series H preferred units during the six months ended June 30, 2014, whereas these series of preferred units were not outstanding for the entire portion of the six months ended June 30, 2013.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in our operating partnership that are not owned by Digital Realty Trust, Inc., which, as of June 30, 2014, amounted to 2.3% of our operating partnership common units. In conjunction with our formation, our operating partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners who acquired common units in connection with our formation have the right to require our operating partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to registration rights agreements we entered into with third party contributors, we filed a shelf registration statement covering the issuance of the shares of our common stock issuable upon redemption of the common units, and the resale of those shares of common stock by the holders.

Inflation

Many of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

Funds from Operations

We calculate Funds from Operations, or FFO, in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) available to common stockholders (computed in accordance with U.S. GAAP), excluding gains (or losses) from sales of property, impairment charges, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. Other REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to such other REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income computed in accordance with GAAP as a measure of our performance.

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income available to common stockholders	$41,510	$47,077	$75,696	$89,734
Adjustments:
Noncontrolling interests in operating partnership	873	936	1,566	1,760
Real estate related depreciation and amortization (1)	135,938	114,913	265,434	225,603
Real estate related depreciation and amortization related to investment in unconsolidated joint ventures	1,802	797	3,430	1,630
Gain on sale of property	(15,945)	—	(15,945)	—
Gain on contribution of property to unconsolidated joint venture	—	—	(1,906)	—

FFO available to common stockholders and unitholders (2)	$164,178	$163,723	$328,275	$318,727

Basic FFO per share and unit	$1.20	$1.25	$2.45	$2.45
Diluted FFO per share and unit (2)	$1.20	$1.22	$2.41	$2.37
Weighted average common stock and units outstanding
Basic	136,615	130,974	133,894	129,937
Diluted (2)	137,912	137,787	137,979	137,676
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	137,092	115,867	267,712	227,490
Non-real estate depreciation	(1,154)	(954)	(2,278)	(1,887)

	$135,938	$114,913	$265,434	$225,603

(2)	At June 30, 2013, we had no series D convertible preferred shares outstanding, as a result of the conversion of all remaining shares on February 26, 2013, which calculates into 949 common shares on a weighted average basis for the six months ended June 30, 2013. For all periods presented, we have excluded the effect of dilutive series E, series F, series G and series H preferred stock, as applicable, that may be converted upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series E, series F, series G and series H preferred stock, as applicable, which we consider highly improbable. In addition, we had a balance of $0 and $266,400 of 5.50% exchangeable senior debentures due 2029 that were exchangeable for 1,122 and 6,610 common shares on a weighted average basis for the three months ended June 30, 2014 and June 30, 2013, respectively, and were exchangeable for 3,948 and 6,600 common shares on a weighted average basis for the six months ended June 30, 2014 and June 30, 2013, respectively. See below for calculations of diluted FFO available to common stockholders and unitholders and weighted average common stock and units outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
FFO available to common stockholders and unitholders	$164,178	$163,723	$328,275	$318,727
Add: 5.50% exchangeable senior debentures interest expense	675	4,050	4,725	8,100

FFO available to common stockholders and unitholders—diluted	$164,853	$167,773	$333,000	$326,827

Weighted average common stock and units outstanding	136,615	130,974	133,894	129,937
Add: Effect of dilutive securities (excluding series D convertible preferred stock and 5.50% exchangeable senior debentures)	175	203	137	190
Add: Effect of dilutive series D convertible preferred stock	—	—	—	949
Add: Effect of dilutive 5.50% exchangeable senior debentures	1,122	6,610	3,948	6,600

Weighted average common stock and units outstanding—diluted	137,912	137,787	137,979	137,676

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Analysis of Debt between Fixed and Variable Rate

We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of June 30, 2014, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$3,449.7	$3,581.5
Variable rate debt subject to interest rate swaps	562.9	562.9

Total fixed rate debt (including interest rate swaps)	4,012.6	4,144.4
Variable rate debt	846.6	846.6

Total outstanding debt	$4,859.2	$4,991.0

Interest rate derivatives included in this table and their fair values as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of June 30, 2014		As of December 31, 2013		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of June 30, 2014	As of December 31, 2013

Currently-paying contracts
$410,905	(1)	$410,905	(1)	Swap	0.717	Various	Various	$(1,080)	$(76)
152,013	(2)	150,040	(2)	Swap	0.925	Jul. 17, 2012	Apr. 18, 2017	(376)	131

562,918		560,945						(1,456)	55

Forward-starting contracts
150,000	(3)	—		Forward- starting Swap	2.091	Jul. 15, 2014	Jul. 15, 2019	(2,871)	—

Total
$712,918		$560,945						$(4,327)	$55

(1)	Represents the U.S. dollar tranche of the unsecured term loan.
(2)	Represents a portion of the Singapore dollar tranche of the unsecured term loan. Translation to U.S. dollars is based on exchange rate of $0.80 to 1.00 SGD as of June 30, 2014 and $0.79 to 1.00 SGD as of December 31, 2013.
(3)	In January 2014, we entered into a forward-starting swap agreement with a notional amount of USD $150.0 million for a future debt issuance with a tenor of five years or greater, which initially was expected to occur on July 15, 2014. The forward-starting swap has a mandatory early termination date of January 15, 2015 to cash settle the swap.

Sensitivity to Changes in Interest Rates

The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of June 30, 2014:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	9	$1.8
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(9)	(1.8)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	9	0.8
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(9)	(0.8)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(9)	16.5
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	9	(15.6)

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

Foreign Currency Exchange Risk

For the three and six months ended June 30, 2014 and 2013, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, Canada, Singapore, Australia and Hong Kong as well as Japan in the three and six months ended June 30, 2014, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Swiss franc, Australian dollar, Singapore dollar, Canadian dollar, Hong Kong dollar and the Japanese yen. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended June 30, 2014 and 2013, operating revenues from properties outside the United States contributed $95.9 million and $86.6 million, respectively, which represented 23.9% and 23.8% of our total operating revenues, respectively. For the six months ended June 30, 2014 and 2013, operating revenues from properties outside the United States contributed $191.3 million and $171.0 million, respectively, which represented 24.2% and 23.7% of our total operating revenues, respectively. Net investment in properties outside the United States was $2.8 billion and $2.7 billion as of June 30, 2014 and December 31, 2013, respectively. Net assets in foreign operations were approximately $0.7 billion and $1.2 billion as of June 30, 2014 and December 31, 2013, respectively. The decrease was a result of the issuance of the 2023 Notes in April 2014, the proceeds of which were used to pay down British pound sterling and U.S. dollar borrowings on the global revolving credit facility.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control — Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June 30, 2014, the company continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014. We expect that management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending December 31, 2014 will be based on the 2013 Framework and that the change will not be significant to our overall control structure over financial reporting.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control — Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June 30, 2014, the operating partnership continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014. We expect that management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending December 31, 2014 will be based on the 2013 Framework and that the change will not be significant to our overall control structure over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

The risk factors discussed under the heading “Risk Factors” and elsewhere in the company’s and the operating partnership’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2013 continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

On April 22, 2014, Digital Realty Trust, Inc. issued 6,734,938 restricted shares of its common stock in exchange for approximately $261.2 million in aggregate principal amount of the 2029 Debentures at the request of the holders pursuant to the terms of the indenture governing the 2029 Debentures.

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

Digital Realty Trust, L.P.

In connection with the issuance by Digital Realty Trust, Inc. of 6,734,938 restricted shares of its common stock in exchange for approximately $261.2 million in aggregate principal amount of the 2029 Debentures at the request of the holders pursuant to the terms of the indenture governing the 2029 Debentures, our operating partnership issued to Digital Realty Trust, Inc. 6,734,938 common units in exchange for such shares.

During the three months ended June 30, 2014, Digital Realty Trust, Inc. issued an aggregate of 15,217 shares of its common stock upon the exercise of stock options. Digital Realty Trust, Inc. contributed the proceeds of approximately $199,000 to our operating partnership in exchange for an aggregate of 15,217 common units, as required by our operating partnership’s partnership agreement.

During the three months ended June 30, 2014, Digital Realty Trust, Inc. issued, net of forfeitures, an aggregate of 2,896 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such awards, our operating partnership issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended June 30, 2014, our operating partnership issued an aggregate of 2,896 common units to Digital Realty Trust, Inc., as required by our operating partnership’s partnership agreement.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form S-8 filed on April 28, 2014).

3.2	Fifth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on May 2, 2014).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

3.4	Thirteenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P., as amended (incorporated by reference to Exhibit 3.4 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 12, 2014).

4.1	Specimen Certificate for Digital Realty Trust, Inc.’s 7.375% Series H Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form 8-A filed on March 21, 2014).

4.2	Indenture, dated as of April 1, 2014, among Digital Stout Holding, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 4.750% Guaranteed Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Combined Current Report of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. on Form 8-K filed on April 1, 2014).

10.1†	Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan.

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer and Chief Financial Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certification of Chief Executive Officer and Chief Financial Officer for Digital Realty Trust, L.P.

101	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Equity/Capital for the six months ended June 30, 2014; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (vi) Notes to Condensed Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

August 7, 2014	/S/ A. WILLIAM STEIN
A. William Stein Interim Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer)

August 7, 2014	/S/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By: Digital Realty Trust, Inc. Its general partner

By:

August 7, 2014	/s/ A. WILLIAM STEIN
A. William Stein Interim Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer)

August 7, 2014	/s/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)

Exhibit Index

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form S-8 filed on April 28, 2014).

3.2	Fifth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on May 2, 2014).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

3.4	Thirteenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P., as amended (incorporated by reference to Exhibit 3.4 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 12, 2014).

4.1	Specimen Certificate for Digital Realty Trust, Inc.’s 7.375% Series H Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form 8-A filed on March 21, 2014).

4.2	Indenture, dated as of April 1, 2014, among Digital Stout Holding, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 4.750% Guaranteed Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Combined Current Report of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. on Form 8-K filed on April 1, 2014).

10.1†	Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan.

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer and Chief Financial Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certification of Chief Executive Officer and Chief Financial Officer for Digital Realty Trust, L.P.

101	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2014 and 2013; (iii) Condensed Consolidated Statements Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Equity/Capital for the six months ended June 30, 2014; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (vi) Notes to Condensed Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.