Form 10-Q
period 2014-09-30
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2014-11-07
CIK 1297996, 1494877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014

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
Digital Realty Trust, Inc.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Digital Realty Trust, L.P.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Digital Realty Trust, Inc.:

Class	Outstanding at November 3, 2014
Common Stock, $.01 par value per share	135,512,464

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2014 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.
Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of September 30, 2014, Digital Realty Trust, Inc. owned an approximate 97.7% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 2.3% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of Digital Realty Trust, Inc. As of September 30, 2014, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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
To help investors understand the significant differences between the company and the operating partnership, this report presents the following separate sections for each of the company and the operating partnership:

•	Condensed consolidated financial statements;

•	the following notes to the condensed consolidated financial statements:

•	Debt of the Company and Debt of the Operating Partnership;

•	Income per Share and Income per Unit; and

•	Equity and Accumulated Other Comprehensive Income, Net and Capital and Accumulated Other Comprehensive Income;

•	Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Unregistered Sales of Equity Securities and Use of Proceeds.
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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$694,237	$693,791
Acquired ground leases	14,030	14,618
Buildings and improvements	9,032,432	8,680,677
Tenant improvements	496,018	490,492
Total investments in properties	10,236,717	9,879,578
Accumulated depreciation and amortization	(1,840,379)	(1,565,996)
Net investments in properties	8,396,338	8,313,582
Investment in unconsolidated joint ventures	94,497	70,504
Net investments in real estate	8,490,835	8,384,086
Cash and cash equivalents	36,528	56,808
Accounts and other receivables, net of allowance for doubtful accounts of $7,652 and $5,576 as of September 30, 2014 and December 31, 2013, respectively	140,463	122,248
Deferred rent	442,358	393,504
Acquired above-market leases, net	42,477	52,264
Acquired in-place lease value and deferred leasing costs, net	461,243	489,456
Deferred financing costs, net	33,761	36,475
Restricted cash	13,986	40,362
Other assets	60,356	51,627
Total assets	$9,722,007	$9,626,830
LIABILITIES AND EQUITY
Global revolving credit facility	$485,023	$724,668
Unsecured term loan	1,002,186	1,020,984
Unsecured senior notes, net of discount	2,835,478	2,364,232
Exchangeable senior debentures	—	266,400
Mortgage loans, net of premiums	417,042	585,608
Accounts payable and other accrued liabilities	648,314	662,687
Accrued dividends and distributions	—	102,509
Acquired below-market leases, net	110,708	130,269
Security deposits and prepaid rents	119,696	122,961
Total liabilities	5,618,447	5,980,318
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 70,000,000 shares authorized:
Series E Cumulative Redeemable Preferred Stock, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per share), 11,500,000 and 11,500,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	277,172	277,172
Series F Cumulative Redeemable Preferred Stock, 6.625%, $182,500 and $182,500 liquidation preference, respectively ($25.00 per share), 7,300,000 and 7,300,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	176,191	176,191
Series G Cumulative Redeemable Preferred Stock, 5.875%, $250,000 and $250,000 liquidation preference, respectively ($25.00 per share), 10,000,000 and 10,000,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	241,468	241,468
Series H Cumulative Redeemable Preferred Stock, 7.375%, $365,000 and $0 liquidation preference, respectively ($25.00 per share), 14,600,000 and 0 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	353,300	—
Common Stock: $0.01 par value, 215,000,000 shares authorized, 135,503,184 and 128,455,350 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	1,348	1,279
Additional paid-in capital	3,964,876	3,688,937
Accumulated dividends in excess of earnings	(931,777)	(785,222)
Accumulated other comprehensive income, net	(20,470)	10,691
Total stockholders’ equity	4,062,108	3,610,516
Noncontrolling Interests:
Noncontrolling interests in operating partnership	34,632	29,027
Noncontrolling interests in consolidated joint ventures	6,820	6,969
Total noncontrolling interests	41,452	35,996
Total equity	4,103,560	3,646,512
Total liabilities and equity	$9,722,007	$9,626,830
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating Revenues:
Rental	$317,064	$290,712	$936,270	$858,064
Tenant reimbursements	92,209	88,059	261,517	240,657
Fee income	2,748	671	5,397	2,205
Other	165	14	1,038	402
Total operating revenues	412,186	379,456	1,204,222	1,101,328
Operating Expenses:
Rental property operating and maintenance	130,894	129,234	375,586	341,420
Property taxes	25,765	26,074	68,485	66,490
Insurance	2,145	2,144	6,463	6,587
Construction management	60	51	345	729
Change in fair value of contingent consideration	(1,465)	(943)	(4,102)	(13)
Depreciation and amortization	137,474	121,198	405,186	348,688
General and administrative	20,709	16,275	71,708	50,117
Transactions	144	243	980	3,497
Impairment of investments in real estate	12,500	—	12,500	—
Other	1,588	3	2,239	56
Total operating expenses	329,814	294,279	939,390	817,571
Operating income	82,372	85,177	264,832	283,757
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	3,455	2,174	9,513	6,839
Gain on insurance settlement	—	—	—	5,597
Gain on sale of property	—	—	15,945	—
Gain on contribution of properties to unconsolidated joint ventures	93,498	115,054	95,404	115,054
Interest and other income (expense)	378	(127)	2,022	(92)
Interest expense	(48,169)	(47,742)	(144,689)	(143,403)
Tax expense	(1,178)	(352)	(4,037)	(1,765)
Loss from early extinguishment of debt	(195)	(704)	(780)	(1,205)
Net income	130,161	153,480	238,210	264,782
Net income attributable to noncontrolling interests	(2,392)	(2,882)	(4,190)	(4,997)
Net income attributable to Digital Realty Trust, Inc.	127,769	150,598	234,020	259,785
Preferred stock dividends	(18,455)	(11,726)	(49,010)	(31,179)
Net income available to common stockholders	$109,314	$138,872	$185,010	$228,606
Net income per share available to common stockholders:
Basic	$0.81	$1.08	$1.39	$1.79
Diluted	$0.80	$1.06	$1.39	$1.79
Weighted average common shares outstanding:
Basic	135,492,618	128,427,444	132,635,894	127,771,419
Diluted	135,946,533	135,301,765	132,852,966	127,955,769
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$130,161	$153,480	$238,210	$264,782
Other comprehensive income:
Foreign currency translation adjustments	(39,470)	56,565	(30,730)	(6,190)
Increase (decrease) in fair value of interest rate swaps	2,435	(3,324)	(3,647)	3,175
Reclassification to interest expense from interest rate swaps	867	1,508	2,567	4,949
Comprehensive income	93,993	208,229	206,400	266,716
Comprehensive income attributable to noncontrolling interests	(1,656)	(3,948)	(3,541)	(5,067)
Comprehensive income attributable to Digital Realty Trust, Inc.	$92,337	$204,281	$202,859	$261,649
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Income, net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2013	$694,831	128,455,350	$1,279	$3,688,937	$(785,222)	$10,691	$3,610,516	$29,027	$6,969	$35,996	$3,646,512
Conversion of units to common stock	—	17,941	—	229	—	—	229	(229)	—	(229)	—
Issuance of unvested restricted stock, net of forfeitures	—	143,847	—	—	—	—	—	—	—	—	—
Common stock offering costs	—	—	—	(221)	—	—	(221)	—	—	—	(221)
Exercise of stock options	—	16,134	—	237	—	—	237	—	—	—	237
Issuance of common stock in exchange for cash and debentures	—	6,869,912	69	266,331	—	—	266,400	—	—	—	266,400
Issuance of series H preferred stock, net of offering costs	353,300	—	—	—	—	—	353,300	—	—	—	353,300
Amortization of unearned compensation on share-based awards	—	—	—	19,669	—	—	19,669	—	—	—	19,669
Reclassification of vested share-based awards	—	—	—	(10,306)	—	—	(10,306)	10,306	—	10,306	—
Dividends declared on preferred stock	—	—	—	—	(49,010)	—	(49,010)	—	—	—	(49,010)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(331,565)	—	(331,565)	(7,661)	—	(7,661)	(339,226)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	(501)	(501)	(501)
Net income	—	—	—	—	234,020	—	234,020	3,838	352	4,190	238,210
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	(30,104)	(30,104)	(626)	—	(626)	(30,730)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	(3,572)	(3,572)	(75)	—	(75)	(3,647)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	2,515	2,515	52	—	52	2,567
Balance as of September 30, 2014	$1,048,131	135,503,184	$1,348	$3,964,876	$(931,777)	$(20,470)	$4,062,108	$34,632	$6,820	$41,452	$4,103,560
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$238,210	$264,782
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property	(15,945)	—
Gain on contribution of investment properties to unconsolidated joint ventures	(95,404)	(115,054)
Gain on insurance settlement	—	(5,597)
Impairment of investments in real estate	12,500	—
Equity in earnings of unconsolidated joint ventures	(9,513)	(6,839)
Change in fair value of accrued contingent consideration	(4,102)	(13)
Distributions from unconsolidated joint ventures	6,032	27,675
Write-off of net assets due to early lease terminations	2,239	56
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	340,645	291,707
Amortization of share-based unearned compensation	15,489	9,344
Allowance for doubtful accounts	2,076	1,660
Amortization of deferred financing costs	6,762	7,733
Loss on early extinguishment of debt	780	1,205
Amortization of debt discount/premium	1,352	530
Amortization of acquired in-place lease value and deferred leasing costs	64,541	56,981
Amortization of acquired above-market leases and acquired below-market leases	(7,710)	(8,831)
Changes in assets and liabilities:
Restricted cash	11,060	2,487
Accounts and other receivables	(16,377)	(11,601)
Deferred rent	(58,874)	(60,802)
Deferred leasing costs	(15,178)	(16,604)
Other assets	(12,895)	(9,355)
Accounts payable and other accrued liabilities	3,668	13,304
Security deposits and prepaid rents	3,211	11,312
Net cash provided by operating activities	472,567	454,080
Cash flows from investing activities:
Acquisitions of real estate	(24,305)	(154,801)
Proceeds from sale of property, net	37,945	—
Proceeds from contribution of investment properties to unconsolidated joint ventures	178,933	328,569
Investment in unconsolidated joint ventures	(20,627)	(7,297)
Investment in equity securities	(2)	(17,100)
Deposits paid for acquisitions of real estate	—	(2,250)
Receipt of value added tax refund	8,457	8,326
Refundable value added tax paid	(13,882)	(11,805)
Change in restricted cash	15,237	(1,292)
Improvements to and advances for investments in real estate	(644,637)	(882,346)
Improvement advances to tenants	(15,505)	(5,108)
Collection of advances from tenants for improvements	13,500	3,978
Proceeds from insurance settlement	—	8,625
Net cash used in investing activities	(464,886)	(732,501)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from financing activities:
Borrowings on revolving credit facility	$952,590	$1,292,146
Repayments on revolving credit facility	(1,182,341)	(1,497,317)
Borrowings on unsecured term loan	—	195,335
Borrowings on 4.250% unsecured senior notes due 2025	—	630,026
Borrowings on 4.750% unsecured senior notes due 2023	495,872	—
Principal payments on mortgage loans	(139,974)	(109,661)
Earnout payment related to the acquisition of the Sentrum Portfolio	(11,011)	(25,783)
Change in restricted cash	42	498
Payment of loan fees and costs	(5,209)	(17,441)
Capital (distributions paid to) contributions received from noncontrolling interests in consolidated joint ventures, net	(501)	399
Gross proceeds from the issuance of preferred stock	365,000	250,000
Common stock offering costs paid	(221)	(553)
Preferred stock offering costs paid	(11,700)	(8,489)
Proceeds from exercise of stock options	237	230
Payment of dividends to preferred stockholders	(49,010)	(31,179)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(441,735)	(400,953)
Net cash (used in) provided by financing activities	(27,961)	277,258
Net decrease in cash and cash equivalents	(20,280)	(1,163)
Cash and cash equivalents at beginning of period	56,808	56,281
Cash and cash equivalents at end of period	$36,528	$55,118

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$165,818	$159,746
Cash paid for income taxes	3,012	1,947
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(30,104)	$(6,190)
(Decrease) increase in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(3,572)	3,175
Acquisition measurement period adjustment included in accounts payable and other accrued liabilities
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	229	452
Preferred stock converted to shares of common stock	—	119,348
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	199,916	224,902
Additional accrual of contingent purchase price for investments in real estate	—	6,214
Accrual for potential earnout contingency	12,816	—
Issuance of common units associated with exchange of exchangeable senior debentures	261,166	—
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	24,305	143,033
Acquired above-market leases	—	203
Acquired below-market leases	—	(4,136)
Acquired in-place lease value and deferred leasing costs	—	15,701
Cash paid for acquisition of real estate	$24,305	$154,801
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$694,237	$693,791
Acquired ground leases	14,030	14,618
Buildings and improvements	9,032,432	8,680,677
Tenant improvements	496,018	490,492
Total investments in properties	10,236,717	9,879,578
Accumulated depreciation and amortization	(1,840,379)	(1,565,996)
Net investments in properties	8,396,338	8,313,582
Investment in unconsolidated joint ventures	94,497	70,504
Net investments in real estate	8,490,835	8,384,086
Cash and cash equivalents	36,528	56,808
Accounts and other receivables, net of allowance for doubtful accounts of $7,652 and $5,576 as of September 30, 2014 and December 31, 2013, respectively	140,463	122,248
Deferred rent	442,358	393,504
Acquired above-market leases, net	42,477	52,264
Acquired in-place lease value and deferred leasing costs, net	461,243	489,456
Deferred financing costs, net	33,761	36,475
Restricted cash	13,986	40,362
Other assets	60,356	51,627
Total assets	$9,722,007	$9,626,830
LIABILITIES AND CAPITAL
Global revolving credit facility	$485,023	$724,668
Unsecured term loan	1,002,186	1,020,984
Unsecured senior notes, net of discount	2,835,478	2,364,232
Exchangeable senior debentures	—	266,400
Mortgage loans, net of premiums	417,042	585,608
Accounts payable and other accrued liabilities	648,314	662,687
Accrued dividends and distributions	—	102,509
Acquired below-market leases, net	110,708	130,269
Security deposits and prepaid rents	119,696	122,961
Total liabilities	5,618,447	5,980,318
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Series E Cumulative Redeemable Preferred Units, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per unit), 11,500,000 and 11,500,000 units issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	277,172	277,172
Series F Cumulative Redeemable Preferred Units, 6.625%, $182,500 and $182,500 liquidation preference, respectively ($25.00 per unit), 7,300,000 and 7,300,000 units issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	176,191	176,191
Series G Cumulative Redeemable Preferred Units, 5.875%, $250,000 and $250,000 liquidation preference, respectively ($25.00 per unit), 10,000,000 and 10,000,000 units issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	241,468	241,468
Series H Cumulative Redeemable Preferred Units, 7.375%, $365,000 and $0 liquidation preference, respectively ($25.00 per unit), 14,600,000 and 0 units issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	353,300	—
Common units:
135,503,184 and 128,455,350 units issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	3,034,447	2,904,994
Limited partners, 1,478,814 and 1,491,814 common units, 1,248,003 and 1,077,838 profits interest units and 397,369 and 397,369 class C units outstanding as of September 30, 2014 and December 31, 2013, respectively	37,515	31,261
Accumulated other comprehensive (loss) income	(23,353)	8,457
Total partners’ capital	4,096,740	3,639,543
Noncontrolling interests in consolidated joint ventures	6,820	6,969
Total capital	4,103,560	3,646,512
Total liabilities and capital	$9,722,007	$9,626,830
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating Revenues:
Rental	$317,064	$290,712	$936,270	$858,064
Tenant reimbursements	92,209	88,059	261,517	240,657
Fee income	2,748	671	5,397	2,205
Other	165	14	1,038	402
Total operating revenues	412,186	379,456	1,204,222	1,101,328
Operating Expenses:
Rental property operating and maintenance	130,894	129,234	375,586	341,420
Property taxes	25,765	26,074	68,485	66,490
Insurance	2,145	2,144	6,463	6,587
Construction management	60	51	345	729
Change in fair value of contingent consideration	(1,465)	(943)	(4,102)	(13)
Depreciation and amortization	137,474	121,198	405,186	348,688
General and administrative	20,709	16,275	71,708	50,117
Transactions	144	243	980	3,497
Impairment of investments in real estate	12,500	—	12,500	—
Other	1,588	3	2,239	56
Total operating expenses	329,814	294,279	939,390	817,571
Operating income	82,372	85,177	264,832	283,757
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	3,455	2,174	9,513	6,839
Gain on insurance settlement	—	—	—	5,597
Gain on sale of property	—	—	15,945	—
Gain on contribution of properties to unconsolidated joint ventures	93,498	115,054	95,404	115,054
Interest and other income (expense)	378	(127)	2,022	(92)
Interest expense	(48,169)	(47,742)	(144,689)	(143,403)
Tax expense	(1,178)	(352)	(4,037)	(1,765)
Loss from early extinguishment of debt	(195)	(704)	(780)	(1,205)
Net income	130,161	153,480	238,210	264,782
Net income attributable to noncontrolling interests in consolidated joint ventures	(120)	(125)	(352)	(480)
Net income attributable to Digital Realty Trust, L.P.	130,041	153,355	237,858	264,302
Preferred units distributions	(18,455)	(11,726)	(49,010)	(31,179)
Net income available to common unitholders	$111,586	$141,629	$188,848	$233,123
Net income per unit available to common unitholders:
Basic	$0.81	$1.08	$1.39	$1.79
Diluted	$0.80	$1.06	$1.39	$1.79
Weighted average common units outstanding:
Basic	138,308,130	130,977,193	135,381,624	130,287,383
Diluted	138,762,045	137,851,514	135,598,696	130,471,733
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$130,161	$153,480	$238,210	$264,782
Other comprehensive income:
Foreign currency translation adjustments	(39,470)	56,565	(30,730)	(6,190)
(Decrease) increase in fair value of interest rate swaps	2,435	(3,324)	(3,647)	3,175
Reclassification to interest expense from interest rate swaps	867	1,508	2,567	4,949
Comprehensive income	$93,993	$208,229	$206,400	$266,716
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
(unaudited, in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2013	28,800,000	$694,831	128,455,350	$2,904,994	2,967,021	$31,261	$8,457	$6,969	$3,646,512
Conversion of limited partner common units to general partner common units	—	—	17,941	229	(17,941)	(229)	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	143,847	—	—	—	—	—	—
Common unit offering costs	—	—	—	(221)	—	—	—	—	(221)
Issuance of common units in connection with the exercise of stock options	—	—	16,134	237	—	—	—	—	237
Issuance of common units, net of forfeitures	—	—	—	—	175,106	—	—	—	—
Issuance of common units in connection with exchange for cash and debentures			6,869,912	266,400	—	—	—	—	266,400
Net proceeds from issuance of series H preferred units	14,600,000	353,300	—	—	—	—	—	—	353,300
Amortization of unearned compensation on share-based awards	—	—	—	19,669	—	—	—	—	19,669
Reclassification of vested share-based awards	—	—	—	(10,306)	—	10,306	—	—	—
Distributions	—	(49,010)	—	(331,565)	—	(7,661)	—	—	(388,236)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	(501)	(501)
Net income	—	49,010	—	185,010	—	3,838	—	352	238,210
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	(30,730)	—	(30,730)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(3,647)	—	(3,647)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	2,567	—	2,567
Balance as of September 30, 2014	43,400,000	$1,048,131	135,503,184	$3,034,447	3,124,186	$37,515	$(23,353)	$6,820	$4,103,560

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$238,210	$264,782
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property	(15,945)	—
Gain on contribution of investment properties to unconsolidated joint ventures	(95,404)	(115,054)
Gain on insurance settlement	—	(5,597)
Impairment of investments in real estate	12,500	—
Equity in earnings of unconsolidated joint ventures	(9,513)	(6,839)
Change in fair value of accrued contingent consideration	(4,102)	(13)
Distributions from unconsolidated joint ventures	6,032	27,675
Write-off of net assets due to early lease terminations	2,239	56
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	340,645	291,707
Amortization of share-based unearned compensation	15,489	9,344
Allowance for doubtful accounts	2,076	1,660
Amortization of deferred financing costs	6,762	7,733
Loss on early extinguishment of debt	780	1,205
Amortization of debt discount/premium	1,352	530
Amortization of acquired in-place lease value and deferred leasing costs	64,541	56,981
Amortization of acquired above-market leases and acquired below-market leases	(7,710)	(8,831)
Changes in assets and liabilities:
Restricted cash	11,060	2,487
Accounts and other receivables	(16,377)	(11,601)
Deferred rent	(58,874)	(60,802)
Deferred leasing costs	(15,178)	(16,604)
Other assets	(12,895)	(9,355)
Accounts payable and other accrued liabilities	3,668	13,304
Security deposits and prepaid rents	3,211	11,312
Net cash provided by operating activities	472,567	454,080
Cash flows from investing activities:
Acquisitions of real estate	(24,305)	(154,801)
Proceeds from sale of property, net	37,945	—
Proceeds from contribution of investment properties to unconsolidated joint ventures	178,933	328,569
Investment in unconsolidated joint ventures	(20,627)	(7,297)
Investment in equity securities	(2)	(17,100)
Deposits paid for acquisitions of real estate	—	(2,250)
Receipt of value added tax refund	8,457	8,326
Refundable value added tax paid	(13,882)	(11,805)
Change in restricted cash	15,237	(1,292)
Improvements to and advances for investments in real estate	(644,637)	(882,346)
Improvement advances to tenants	(15,505)	(5,108)
Collection of advances from tenants for improvements	13,500	3,978
Proceeds from insurance settlement	—	8,625
Net cash used in investing activities	(464,886)	(732,501)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from financing activities:
Borrowings on revolving credit facility	$952,590	$1,292,146
Repayments on revolving credit facility	(1,182,341)	(1,497,317)
Borrowings on unsecured term loan	—	195,335
Borrowings on 4.250% unsecured senior notes due 2025	—	630,026
Borrowings on 4.750% unsecured senior notes due 2023	495,872	—
Principal payments on mortgage loans	(139,974)	(109,661)
Earnout payment related to the acquisition of the Sentrum Portfolio	(11,011)	(25,783)
Change in restricted cash	42	498
Payment of loan fees and costs	(5,209)	(17,441)
Capital (distributions paid to) contributions received from noncontrolling interests in consolidated joint ventures, net	(501)	399
General partner contributions	353,316	241,188
Payment of distributions to preferred unitholders	(49,010)	(31,179)
Payment of distributions to common unitholders	(441,735)	(400,953)
Net cash (used in) provided by financing activities	(27,961)	277,258
Net decrease in cash and cash equivalents	(20,280)	(1,163)
Cash and cash equivalents at beginning of period	56,808	56,281
Cash and cash equivalents at end of period	$36,528	$55,118

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$165,818	$159,746
Cash paid for income taxes	3,012	1,947
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	(30,104)	(6,190)
(Decrease) increase in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(3,572)	3,175
Acquisition measurement period adjustment included in accounts payable and other accrued liabilities	—	21,893
Preferred units converted to common units	—	119,348
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	199,916	224,902
Additional accrual of contingent purchase price for investments in real estate	—	6,214
Accrual for potential earnout contingency	12,816	—
Issuance of common units associated with exchange of exchangeable senior debentures	261,166	—
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	24,305	143,033
Acquired above-market leases	—	203
Acquired below-market leases	—	(4,136)
Acquired in-place lease value and deferred leasing costs	—	15,701
Cash paid for acquisition of real estate	$24,305	$154,801
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014 and 2013

1. Organization and Description of Business
Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is engaged in the business of owning, acquiring, developing and managing technology-related real estate. The Company is focused on providing customer driven datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from financial services, cloud and information technology services, to manufacturing, energy, health care and consumer products. As of September 30, 2014, our portfolio consisted of 131 properties, including 14 properties held as investments in unconsolidated joint ventures and developable land, of which 105 are located throughout North America, 21 are located in Europe, three are located in Australia and two are located in Asia. We are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the United States, Amsterdam, Dublin, London and Paris markets in Europe and Singapore, Sydney, Melbourne, Hong Kong and Osaka markets in the Asia Pacific region. The portfolio consists of Internet gateway and corporate datacenter properties, technology manufacturing properties and regional or national offices of technology companies.
The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of September 30, 2014, Digital Realty Trust, Inc. owns a 97.7% common interest and a 100.0% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.

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
September 30, 2014 and 2013

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
To help investors understand the significant differences between the Company and the Operating Partnership, these consolidated financial statements present the following separate sections for each of the Company and the Operating Partnership:

•	condensed consolidated face financial statements; and

•	the following notes to the condensed consolidated financial statements:

•	Debt of the Company and Debt of the Operating Partnership;

•	Income per Share and Income per Unit; and

•	Equity and Accumulated Other Comprehensive Income, Net and Capital and Accumulated Other Comprehensive Income.
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
(b) Cash Equivalents
For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of September 30, 2014, cash equivalents consist of investments in money market instruments.
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
September 30, 2014 and 2013

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
During the three months ended September 30, 2014 and 2013, we capitalized interest of approximately $5.4 million and $6.9 million, respectively, and $15.6 million and $18.8 million during the nine months ended September 30, 2014 and 2013, respectively. During the three months ended September 30, 2014 and 2013, we capitalized amounts relating to compensation and other overhead expense of employees direct and incremental to construction and successful leasing activities of approximately $13.3 million and $9.7 million, respectively, and $37.2 million and $29.6 million during the nine months ended September 30, 2014 and 2013, respectively. Capitalized leasing costs of $37.1 million and $36.4 million are included in improvements to and advances for investments in real estate in cash flows from investing activities in the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013, respectively.
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
The fair value of share-based compensation awards that contain a market condition is measured using a Monte Carlo simulation method and not adjusted based on actual achievement of the performance goals.
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
We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of September 30, 2014 and December 31, 2013, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated income statements. For the three and nine months ended September 30, 2014 and 2013, we had no such interest or penalties. The tax year 2011 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2014 and 2013

See Note 10 for further discussion on income taxes.

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
September 30, 2014 and 2013

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
Operating revenues from properties in the United States were $314.9 million and $294.1 million and outside the United States were $97.3 million and $85.4 million for the three months ended September 30, 2014 and 2013, respectively. Operating revenues from properties in the United States were $915.7 million and $845.0 million and outside the United States were $288.6 million and $256.3 million for the nine months ended September 30, 2014 and 2013, respectively. We had long-lived assets located in the United States of $5.6 billion and $5.6 billion and outside the United States of $2.7 billion and $2.7 billion as of September 30, 2014 and December 31, 2013, respectively.
Operating revenues from properties located in the United Kingdom were $55.1 million and $48.0 million, or 13.4% and 12.7% of total operating revenues, for the three months ended September 30, 2014 and 2013, respectively. Operating revenues from properties located in the United Kingdom were $164.5 million and $144.0 million, or 13.7% and 13.1% of total operating revenues, for the nine months ended September 30, 2014 and 2013, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these periods. We had long-lived assets located in the United Kingdom of $1.8 billion and $1.8 billion, or 21.1% and 21.1% of total long-lived assets, as of September 30, 2014 and December 31, 2013, respectively. No other foreign country comprised more than 10% of total long-lived assets as of September 30, 2014 and December 31, 2013.

(m) Reclassifications
Certain immaterial reclassifications to prior year amounts have been made to conform to the current year presentation. As of December 31, 2013, approximately $58.9 million was reclassified from security deposits and prepaid rents to accounts and other receivables. During the three and nine months ended September 30, 2013, $(0.9) million and $(13,000) were reclassified from rental property operating and maintenance expense to change in fair value of contingent consideration, respectively.
(n) Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations. Under ASU 2014-8, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or group of components meets the criteria to be classified as

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2014 and 2013

held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. As permitted by the standard, the Company has elected to early adopt the provisions of ASU 2014-8 as of January 1, 2014 and is applying the provisions prospectively.
In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard that supersedes most all existing revenue recognition guidance. This standard’s core principle is that a company will recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. However, leasing contracts, representing the major source of the Company’s revenues, are not within the scope of the new standard and will continue to be accounted for under existing standards. This new standard is effective for the Company for annual and interim periods beginning on January 1, 2017 with early adoption prohibited. The Company has not yet determined the effects on the condensed consolidated financial statements and related notes resulting from the adoption of this new standard.
3. Investments in Real Estate
We acquired the following real estate property during the nine months ended September 30, 2014:

Location	Metropolitan Area	Date Acquired	Amount (in millions) (1)
Crawley 2 (2)	London	September 16, 2014	$23.0
(1) Purchase price in U.S. dollars and excludes capitalized closing costs on land acquisitions. Purchase prices for acquisitions outside the United States are based on the exchange rate at the date of acquisition.
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

We are currently in the process of identifying certain non-core investment properties we intend to sell as part of our capital recycling strategy. Our capital recycling program is designed to identify non-strategic and underperforming assets that can be sold to generate proceeds that will support the funding of our core investment activity. We expect our capital recycling initiative will likewise have a meaningfully positive impact on overall return on invested capital. During this process, we are evaluating the carrying value of the investment properties to ensure the carrying value is recoverable in light of a potentially shorter holding period. As a result of our evaluation, during the three months ended September 30, 2014, we recognized $12.5 million of impairment losses on two properties located in the Midwest and Northeast regions. As of September 30, 2014, these properties do not meet the criteria to be classified as held for sale.

Subsequent to September 30, 2014, the Company has taken the necessary actions to conclude that five properties to be disposed of met the criteria under authoritative accounting guidance to be classified as held for sale.  As these criteria had not been met as of September 30, 2014, these properties are classified as held for use in the accompanying condensed consolidated financial statements.  As of September 30, 2014, these five properties had an aggregate carrying value of $143.8 million within total assets and $4.5 million within total liabilities.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2014 and 2013

4. Investment in Unconsolidated Joint Ventures
As of September 30, 2014, our investment in unconsolidated joint ventures consists of effective 50% interests in three joint ventures that own data center properties at 2001 Sixth Avenue in Seattle, Washington, 2020 Fifth Avenue in Seattle, Washington and 33 Chun Choi Street in Hong Kong, and 20% interests in two joint ventures, one of which owns 10 data center properties with an investment fund managed by Prudential Real Estate Investors (PREI®) and the other which owns one data center property with an affiliate of Griffin Capital Essential Asset REIT, Inc. (GCEAR). The following tables present summarized financial information for the joint ventures as of September 30, 2014 and December 31, 2013 and for the nine months ended September 30, 2014 and 2013 (in thousands):

	As of September 30, 2014					Nine Months Ended September 30, 2014
2014	Net Investment in Properties	Total Assets	Debt	Total Liabilities	Equity	Revenues	Property Operating Expense	Net Operating Income	Net Income
Total Unconsolidated Joint Ventures	$845,132	$956,107	$461,919	$578,515	$377,592	$71,882	$(17,409)	$54,473	$23,350
Our investment in and share of equity in earnings of unconsolidated joint ventures					$94,497				$9,513

	As of December 31, 2013					Nine Months Ended September 30, 2013
2013	Net Investment in Properties	Total Assets	Debt	Total Liabilities	Equity	Revenues	Property Operating Expense	Net Operating Income	Net Income
Total Unconsolidated Joint Ventures	$584,837	$676,015	$337,953	$444,062	$231,953	$33,992	$(9,305)	$24,687	$13,072
Our investment in and share of equity in earnings of unconsolidated joint ventures					$70,504				$6,839
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
The transaction produced a $1.9 million gain for the Company representing the difference between the $11.4 million of cash proceeds received by the Company for its 80% share of the net asset less the Company’s book value.
Griffin Capital Essential Asset REIT, Inc. Joint Venture

On September 9, 2014, we formed a joint venture with an affiliate of Griffin Capital Essential Asset REIT, Inc. (GCEAR). We contributed to the joint venture the property located at 43915 Devin Shafron Drive (Building A) in Ashburn, Virginia, which is a Turn-Key Flex® data center property valued at approximately $185.5 million (excluding approximately $2.1 million of closing costs). GCEAR contributed cash to the joint venture and will hold an 80% interest in the joint venture. We retained a 20% interest in the joint venture. The joint venture agreement provides for a current annual preferred return from cash flow first to GCEAR and then to us, after which a portion of any excess cash flows is shared by the partners based on their respective interests and the remaining portion is paid to us as a promote interest. We will perform the day-to-day accounting and property management functions for the joint venture and the property and, as such, will earn management fees. Although we are the managing member of the joint venture and manage the day-to-day activities, certain major decisions, including approval of

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2014 and 2013

annual budgets, require approval of the GCEAR member. Thus, we concluded we do not own a controlling interest and will account for our interest in the joint venture as an equity method investment.
The joint venture arranged a $102.0 million five-year secured bank loan at LIBOR plus 225 basis points, representing a loan-to-value ratio of approximately 55%. The joint venture entered into an interest rate swap agreement to effectively fix the interest rate on approximately $51.0 million of borrowings under the loan through September 2019.  Two one-year extensions of the maturity date are available under the loan agreement, which the joint venture may exercise if certain conditions are met. Proceeds from this loan offset the initial cash capital contribution amount required from GCEAR and was used to provide us with a special distribution on account of a portion of the contribution value of the property. The transaction generated approximately $167.5 million of net proceeds to us, comprised of our share of the initial draw-down on the bank loan in addition to GCEAR’s equity contribution, less our share of closing costs. Accordingly we recognized a gain of approximately $93.5 million on the sale of the 80% interest in the joint venture during the three months ended September 30, 2014.
Differences between the Company’s investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures are due to basis differences resulting from the Company’s equity investment recorded at its historical basis versus the fair value of the Company’s contributed interest in the joint ventures. Our proportionate share of the earnings or losses related to these unconsolidated joint ventures is reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated income statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2014 and 2013

5. Acquired Intangible Assets and Liabilities
The following summarizes our acquired intangible assets (acquired in-place lease value and acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of September 30, 2014 and December 31, 2013.

	Balance as of
(Amounts in thousands)	September 30, 2014	December 31, 2013
Acquired in-place lease value:
Gross amount	$709,044	$725,458
Accumulated amortization	(464,388)	(423,549)
Net	$244,656	$301,909
Acquired above-market leases:
Gross amount	$128,747	$132,750
Accumulated amortization	(86,270)	(80,486)
Net	$42,477	$52,264
Acquired below-market leases:
Gross amount	$285,291	$291,638
Accumulated amortization	(174,583)	(161,369)
Net	$110,708	$130,269
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $2.4 million and $2.7 million for the three months ended September 30, 2014 and 2013, respectively, and $7.7 million and $8.8 million for the nine months ended September 30, 2014 and 2013, respectively. The expected average remaining lives for acquired below-market leases and acquired above-market leases is 6.4 years and 4.0 years, respectively, as of September 30, 2014. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years and thereafter, commencing October 1, 2014 is as follows:

(Amounts in thousands)
Remainder of 2014	$2,273
2015	9,017
2016	7,526
2017	6,055
2018	4,440
Thereafter	38,920
Total	$68,231

Amortization of acquired in-place lease value (a component of depreciation and amortization expense) was $16.5 million and $15.7 million for the three months ended September 30, 2014 and 2013, respectively, and $50.0 million and $46.0 million for the nine months ended September 30, 2014 and 2013, respectively. The expected average amortization period for acquired in-place lease value is 6.1 years as of September 30, 2014. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 4.7 years as of September 30, 2014. Estimated annual amortization of acquired in-place lease value for each of the five succeeding years and thereafter, commencing October 1, 2014 is as follows:

(Amounts in thousands)
Remainder of 2014	$12,631
2015	41,459
2016	33,051
2017	28,352
2018	25,943
Thereafter	103,220
Total	$244,656

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2014 and 2013

6. Debt of the Company
In this Note 6, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.
The Company itself does not have any indebtedness. All debt is held directly or indirectly by the Operating Partnership.
Guarantee of Debt
The Company guarantees the Operating Partnership’s obligations with respect to its 4.500% notes due 2015 (2015 Notes), 5.875% notes due 2020 (2020 Notes), 5.250% notes due 2021 (2021 Notes), 3.625% notes due 2022 (2022 Notes) and its unsecured senior notes sold to Prudential Investment Management, Inc. and certain of its affiliates pursuant to the Amended and Restated Note Purchase and Private Shelf Agreement, as amended, which we refer to as the Prudential Shelf Facility. The Company and the Operating Partnership guarantee the obligations of Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 4.750% notes due 2023 (2023 Notes) and 4.250% notes due 2025 (2025 Notes). The Company is also the guarantor of the Operating Partnership’s and its subsidiary borrowers’ obligations under the global revolving credit facility and unsecured term loan.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2014 and 2013

7. Debt of the Operating Partnership
A summary of outstanding indebtedness of the Operating Partnership as of September 30, 2014 and December 31, 2013 is as follows (in thousands):

Indebtedness	Interest Rate at September 30, 2014		Maturity Date		Principal Outstanding September 30, 2014		Principal Outstanding December 31, 2013
Global revolving credit facility	Various	(1)	Nov 3, 2017		$485,023	(2)	$724,668	(2)
Unsecured term loan	Various	(3)(8)	Apr 16, 2017		1,002,186	(4)	1,020,984	(4)
Unsecured senior notes:
Prudential Shelf Facility:
Series C	9.680%		Jan 6, 2016		25,000		25,000
Series D	4.570%		Jan 20, 2015		50,000		50,000
Series E	5.730%		Jan 20, 2017		50,000		50,000
Series F	4.500%		Feb 3, 2015		17,000		17,000
Total Prudential Shelf Facility					142,000		142,000
Senior Notes:
4.50% notes due 2015	4.500%		Jul 15, 2015		375,000		375,000
5.875% notes due 2020	5.875%		Feb 1, 2020		500,000		500,000
5.25% notes due 2021	5.250%		Mar 15, 2021		400,000		400,000
3.625% notes due 2022	3.625%		Oct 1, 2022		300,000		300,000
4.75% notes due 2023	4.750%		Oct 13, 2023		486,390	(9)	—
4.25% notes due 2025	4.250%		Jan 17, 2025		648,520	(9)	662,280	(9)
Unamortized discounts					(16,432)		(15,048)
Total senior notes, net of discount					2,693,478		2,222,232
Total unsecured senior notes, net of discount					2,835,478		2,364,232
Exchangeable senior debentures:
5.50% exchangeable senior debentures due 2029	5.500%		Apr 15, 2029	(5)	—		266,400
Total exchangeable senior debentures					—		266,400

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2014 and 2013

Indebtedness	Interest Rate at September 30, 2014	Maturity Date		Principal Outstanding September 30, 2014		Principal Outstanding December 31, 2013
Mortgage loans:
Secured Term Debt (6)(7)	5.65%	Nov 11, 2014		$—	(12)	$132,966
200 Paul Avenue 1-4 (7)	5.74%	Oct 8, 2015		69,191		70,713
2045 & 2055 Lafayette Street (7)	5.93%	Feb 6, 2017		62,836		63,623
34551 Ardenwood Boulevard 1-4 (7)	5.95%	Nov 11, 2016		51,549		52,152
1100 Space Park Drive (7)	5.89%	Dec 11, 2016		51,507		52,115
600 West Seventh Street	5.80%	Mar 15, 2016		48,266		49,548
150 South First Street (7)	6.30%	Feb 6, 2017		49,518		50,097
2334 Lundy Place (7)	5.96%	Nov 11, 2016		37,493		37,930
Cressex 1 (10)	5.68%	Oct 16, 2014	(13)	27,616	(9)	28,583	(9)
636 Pierce Street	5.27%	Apr 15, 2023		—	(11)	26,327
Manchester Technopark (10)	5.68%	Oct 16, 2014	(13)	8,401	(9)	8,695	(9)
8025 North Interstate 35	4.09%	Mar 6, 2016		6,122		6,314
731 East Trade Street	8.22%	Jul 1, 2020		3,926		4,186
Unamortized net premiums				617		2,359
Total mortgage loans, net of premiums				417,042		585,608
Total indebtedness				$4,739,729		$4,961,892
_________________________________

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

(2)	Balances as of September 30, 2014 and December 31, 2013 are as follows (balances, in thousands):

Denomination of Draw	Balance as of September 30, 2014		Weighted-average interest rate	Balance as of December 31, 2013		Weighted-average interest rate
Floating Rate Borrowing (a)
U.S. dollar ($)	$115,000		1.25%	$466,000		1.27%
British pound sterling (£)	57,718	(c)	1.62%	—		—%
Euro (€)	60,629	(c)	1.11%	78,335	(d)	1.33%
Australian dollar (AUD)	75,574	(c)	3.75%	67,212	(d)	3.70%
Hong Kong dollar (HKD)	77,165	(c)	1.32%	57,390	(d)	1.31%
Japanese yen (JPY)	14,319	(c)	1.18%	12,858	(d)	1.21%
Canadian dollar (CAD)	61,618	(c)	2.35%	14,873	(d)	2.32%
Total	$462,023		1.84%	$696,668		1.53%
Base Rate Borrowing (b)
U.S. dollar ($)	$23,000		3.35%	$28,000		3.35%
Total borrowings	$485,023		1.91%	$724,668		1.60%

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2014 and 2013

(c)	Based on exchange rates of $1.62 to £1.00, $1.26 to €1.00, $0.87 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY and $0.89 to 1.00 CAD, respectively, as of September 30, 2014.

(d)	Based on exchange rates of $1.37 to €1.00, $0.89 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY and $0.94 to 1.00 CAD, respectively, as of December 31, 2013.

(3)
Interest rates are based on our current senior unsecured debt ratings and are 120 basis points over the applicable index for floating rate advances. Two six-month extensions are available, which we may exercise if certain conditions are met.

(4)	Balances as of September 30, 2014 and December 31, 2013 are as follows (balances, in thousands):

Denomination of Draw	Balance as of September 30, 2014		Weighted-average interest rate		Balance as of December 31, 2013		Weighted-average interest rate
U.S. dollar ($)	$410,905		1.36%	(b)	$410,905		1.37%	(d)
Singapore dollar (SGD)	179,103	(a)	1.42%	(b)	180,918	(c)	1.40%	(d)
British pound sterling (£)	196,056	(a)	1.75%		200,216	(c)	1.72%
Euro (€)	125,678	(a)	1.21%		136,743	(c)	1.43%
Australian dollar (AUD)	90,444	(a)	3.84%		92,202	(c)	3.78%
Total	$1,002,186		1.65%	(b)	$1,020,984		1.67%	(d)

(a)	Based on exchange rates of $0.78 to 1.00 SGD, $1.62 to £1.00, $1.26 to €1.00 and $0.87 to 1.00 AUD, respectively, as of September 30, 2014.

(b)
As of September 30, 2014, the weighted-average interest rate reflecting interest rate swaps was 1.92% (U.S. dollar), 2.00% (Singapore dollar) and 1.99% (Total). See Note 14 for further discussion on interest rate swaps.

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

(9)	Based on exchange rate of $1.62 to £1.00 as of September 30, 2014 and $1.66 to £1.00 as of December 31, 2013.

(10)	These loans are also secured by a £7.8 million letter of credit. These loans are cross-collateralized by the two properties.

(11)
On March 5, 2014, we contributed this property to our unconsolidated joint venture with an investment fund managed by Prudential Real Estate Investors which was formed in September 2013. Also on March 5, 2014, the joint venture assumed the debt and repaid in full the outstanding balance of $26.1 million on the mortgage loan.

(12)	These loans were repaid in full in September 2014.

(13)	These loans were repaid in full in October 2014.

Global Revolving Credit Facility
On August 15, 2013, the Operating Partnership refinanced its global revolving credit facility, increasing its total borrowing capacity to $2.0 billion from $1.8 billion. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to $2.55 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on November 3, 2017, with two six-month extension options available. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 110 basis points. An annual facility fee on the total commitment amount of

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2014 and 2013

the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling, Swiss franc, Japanese yen and Mexican peso denominations. As of September 30, 2014, interest rates are based on 1-month LIBOR, 1-month EURIBOR, 1-month BBR, 1-month HIBOR, 1-month JPY LIBOR and 1-month CDOR plus a margin of 1.10%. The facility also bore a base borrowing rate of 3.35% (USD) which is based on U.S. Prime Rate plus a margin of 0.10%. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, to fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of September 30, 2014, we have capitalized approximately $18.0 million of financing costs related to the global revolving credit facility. As of September 30, 2014, approximately $485.0 million was drawn under the global revolving credit facility and $23.0 million of letters of credit were issued.
The global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of September 30, 2014, we were in compliance with all of such covenants.
Unsecured Term Loan
On August 15, 2013, we refinanced the senior unsecured multi-currency term loan facility, increasing its total borrowing capacity to $1.0 billion from $750.0 million. Pursuant to the accordion feature, total commitments can be increased to $1.1 billion, subject to the receipt of lender commitments and other conditions precedent. The facility matures on April 16, 2017, with two six-month extension options available. Interest rates are based on our senior unsecured debt ratings and are currently 120 basis points over the applicable index for floating rate advances. Funds may be drawn in U.S, Singapore and Australian dollars, as well as Euro and British pound sterling denominations with the option to add Hong Kong dollars and Japanese yen upon an accordion exercise. Based on exchange rates in effect at September 30, 2014, the balance outstanding is approximately $1.0 billion. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under this loan are consistent with our global revolving credit facility and, as of September 30, 2014, we were in compliance with all of such covenants. As of September 30, 2014, we have capitalized approximately $8.4 million of financing costs related to the unsecured term loan.

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
September 30, 2014 and 2013

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

Senior Notes
4.750% Notes due 2023
On April 1, 2014, Digital Stout Holding, LLC, a wholly owned subsidiary of Digital Realty Trust, L.P., issued £300.0 million (or approximately $498.9 million based on the April 1, 2014 exchange rate of £1.00 to $1.66) aggregate principal amount of its 4.750% Guaranteed Notes due 2023, or the 2023 Notes. The 2023 Notes are senior unsecured obligations of Digital Stout Holding, LLC and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. Interest on the 2023 Notes is payable semiannually in arrears at a rate of 4.750% per annum. The 2023 Notes mature on October 13, 2023. The net proceeds from the offering after deducting the original issue discount of approximately $3.0 million and underwriting commissions and estimated expenses of approximately $5.0 million was approximately $490.9 million. We used the net proceeds from this offering to temporarily repay borrowings under our global revolving credit facility. The 2023 Notes have been reflected net of discount in the condensed consolidated balance sheet. The indenture governing the 2023 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of the unsecured debt. At September 30, 2014, we were in compliance with these financial covenants.
The table below summarizes our debt maturities and principal payments as of September 30, 2014 (in thousands):

	Global Revolving Credit Facility(1)	Unsecured Term Loan (1)	Prudential Shelf Facility	Senior Notes	Mortgage Loans (2)		Total Debt
Remainder of 2014	$—	$—	$—	$—	$38,188	(3)	$38,188
2015	—	—	67,000	375,000	75,493		517,493
2016	—	—	25,000	—	191,979		216,979
2017	485,023	1,002,186	50,000	—	108,395		1,645,604
2018	—	—	—	—	593		593
Thereafter	—	—	—	2,334,910	1,777		2,336,687
Subtotal	$485,023	$1,002,186	$142,000	$2,709,910	$416,425		$4,755,544
Unamortized discount	—	—	—	(16,432)	—		(16,432)
Unamortized premium	—	—	—	—	617		617
Total	$485,023	$1,002,186	$142,000	$2,693,478	$417,042		$4,739,729

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2014 and 2013

(1)
Subject to two six-month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility and the unsecured term loan, as applicable.

(2)
Our mortgage loans are generally non-recourse to us, subject to carve-outs for specified actions by us or specified undisclosed environmental liabilities. As of September 30, 2014, we provided partial letter of credit support with respect to approximately $36.0 million of the outstanding mortgage indebtedness (based on exchange rates as of September 30, 2014).

(3)	Mortgage loans in the amount of approximately $36.0 million were paid in full in October 2014.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2014 and 2013

8. Income per Share
The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income available to common stockholders--basic	$109,314	$138,872	$185,010	$228,606
Add: Interest and amortization of debt issuance costs on 2029 Debentures	—	4,050	—	—
Net income available to common stockholders--diluted	$109,314	$142,922	$185,010	$228,606
Weighted average shares outstanding—basic	135,492,618	128,427,444	132,635,894	127,771,419
Potentially dilutive common shares:
Stock options	52,629	58,150	46,649	64,767
Unvested incentive units	129,024	132,195	61,122	119,583
2014 market performance-based awards	272,262	—	109,301	—
Effect of dilutive 2029 Debentures	—	6,683,976	—	—
Weighted average shares outstanding—diluted	135,946,533	135,301,765	132,852,966	127,955,769
Income per share:
Basic	$0.81	$1.08	$1.39	$1.79
Diluted	$0.80	$1.06	$1.39	$1.79
We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	2,815,512	2,549,749	2,745,730	2,515,964
Potentially dilutive 2029 Debentures	—	—	2,617,790	6,628,489
Potentially dilutive Series D Cumulative Convertible Preferred Stock	—	—	—	629,389
Potentially dilutive Series E Cumulative Redeemable Preferred Stock	4,673,322	5,251,059	5,136,112	4,853,976
Potentially dilutive Series F Cumulative Redeemable Preferred Stock	2,963,810	3,330,210	3,257,310	3,078,381
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	4,052,525	4,553,517	4,453,839	2,918,921
Potentially dilutive Series H Cumulative Redeemable Preferred Stock	5,938,553	—	4,111,306	—
	20,443,722	15,684,535	22,322,087	20,625,120

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2014 and 2013

9. Income per Unit
The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income available to common unitholders--basic	$111,586	$141,629	$188,848	$233,123
Add: Interest and amortization of debt issuance costs on 2029 Debentures	—	4,050	—	—
Net income available to common unitholders--diluted	$111,586	$145,679	$188,848	$233,123
Weighted average units outstanding—basic	138,308,130	130,977,193	135,381,624	130,287,383
Potentially dilutive common units:
Stock options	52,629	58,150	46,649	64,767
Unvested incentive units	129,024	132,195	61,122	119,583
2014 market performance-based awards	272,262	—	109,301	—
Effect of dilutive 2029 Debentures	—	6,683,976	—	—
Weighted average units outstanding—diluted	138,762,045	137,851,514	135,598,696	130,471,733
Income per unit:
Basic	$0.81	$1.08	$1.39	$1.79
Diluted	$0.80	$1.06	$1.39	$1.79
We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Potentially dilutive 2029 Debentures	—	—	2,617,790	6,628,489
Potentially dilutive Series D Cumulative Convertible Preferred Units	—	—	—	629,389
Potentially dilutive Series E Cumulative Redeemable Preferred Units	4,673,322	5,251,059	5,136,112	4,853,976
Potentially dilutive Series F Cumulative Redeemable Preferred Units	2,963,810	3,330,210	3,257,310	3,078,381
Potentially dilutive Series G Cumulative Redeemable Preferred Units	4,052,525	4,553,517	4,453,839	2,918,921
Potentially dilutive Series H Cumulative Redeemable Preferred Units	5,938,553	—	4,111,306	—
	17,628,210	13,134,786	19,576,357	18,109,156

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2014 and 2013

10. Income Taxes
Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on earnings distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2014. As such, no provision for federal income taxes has been included in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013.
The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying condensed consolidated financial statements.
We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the three and nine months ended September 30, 2014 and 2013.
For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in the income statement. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the three and nine months ended September 30, 2014 and 2013. As of September 30, 2014, we had deferred tax liabilities, net of deferred tax assets, of approximately $143.3 million primarily related to our foreign properties. The majority of our net deferred tax liability relates to differences between tax basis and book basis of the assets acquired in the Sentrum Portfolio acquisition during 2012.
11. Equity and Accumulated Other Comprehensive Income, Net
(a) Equity Distribution Agreements
Digital Realty Trust, Inc. entered into equity distribution agreements in June 2011, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. To date, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the nine months ended September 30, 2014 and 2013. As of September 30, 2014, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.
(b) Redeemable Preferred Stock
7.375% Series H Cumulative Redeemable Preferred Stock

On March 26, 2014, Digital Realty Trust, Inc. issued 12,000,000 shares of its 7.375% series H cumulative redeemable preferred stock, or the series H preferred stock, for net proceeds of approximately $289.3 million. In addition, on April 7, 2014, Digital Realty Trust, Inc. issued an additional 600,000 shares of series H preferred stock pursuant to a partial exercise of the underwriters’ over-allotment option. Also, on April 7, 2014, Digital Realty Trust, Inc. re-opened and issued an additional 2,000,000 shares of series H preferred stock. Pursuant to these issuances, Digital Realty Trust, Inc. issued a total of 14,600,000 shares of its series H preferred stock, for net proceeds of approximately $353.3 million. Dividends are cumulative on the series H preferred stock from the date of original issuance in the amount of $1.84375 per share each year, which is equivalent to

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2014 and 2013

7.375% of the $25.00 liquidation preference per share. Dividends on the series H preferred stock are payable quarterly in arrears. The first dividend payable on the series H preferred stock on June 30, 2014 was a pro rata dividend from and including the original issue date to and including June 30, 2014 in the amount of $0.48655 per share. The series H preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series H preferred stock will rank senior to Digital Realty Trust, Inc. common stock and rank on parity with Digital Realty Trust, Inc.’s series E cumulative redeemable preferred stock, series F cumulative redeemable preferred stock and series G cumulative redeemable preferred stock with respect to the payment of distributions and other amounts. Digital Realty Trust, Inc. is not allowed to redeem the series H preferred stock before March 26, 2019, except in limited circumstances to preserve its status as a REIT. On or after March 26, 2019, Digital Realty Trust, Inc. may, at its option, redeem the series H preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series H preferred stock up to but excluding the redemption date. Holders of the series H preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) is listed on the New York Stock Exchange, the NYSE MKT, LLC or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of series H preferred stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the series H preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the series H preferred stock) to convert some or all of the series H preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of series H preferred stock to be converted equal to the lesser of:

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

(c) Noncontrolling Interests in Operating Partnership
Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interests in the Operating Partnership as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	135,503,184	97.7%	128,455,350	97.7%
Noncontrolling interests consist of:
Common units held by third parties	1,478,814	1.1	1,491,814	1.2
Incentive units held by employees and directors (see note 13)	1,645,372	1.2	1,475,207	1.1
	138,627,370	100.0%	131,422,371	100.0%
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
September 30, 2014 and 2013

that could be required to be delivered under the share settlement of the noncontrolling Operating Partnership common and incentive units. Based on the results of this analysis, we concluded that the common and incentive Operating Partnership units met the criteria to be classified within equity.
The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $175.6 million and $124.1 million based on the closing market price of Digital Realty Trust, Inc. common stock on September 30, 2014 and December 31, 2013, respectively.
The following table shows activity for the noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2014:

	Common Units	Incentive Units	Total
As of December 31, 2013	1,491,814	1,475,207	2,967,021
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(13,000)	—	(13,000)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(4,941)	(4,941)
Cancellation of incentive units held by employees and directors	—	(24,380)	(24,380)
Grant of incentive units to employees and directors	—	199,486	199,486
As of September 30, 2014	1,478,814	1,645,372	3,124,186

(1)
This redemption was recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet of Digital Realty Trust, Inc.

(d) Dividends
We have declared and paid the following dividends on our common and preferred stock for the nine months ended September 30, 2014 (in thousands, except per share data):

Date dividend declared	Dividend payment date	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series H Preferred Stock		Common Stock
February 11, 2014	March 31, 2014	$5,031	$3,023	$3,672	$—		$106,743
April 29, 2014	June 30, 2014	5,031	3,023	3,672	7,104	(1)	112,357
July 21, 2014	September 30, 2014	$5,031	$3,023	$3,672	$6,730		$112,465
		$15,093	$9,069	$11,016	$13,834		$331,565
Annual rate of dividend per share		$1.750	$1.656	$1.469	$1.844		$3.320

(1)	Represents a pro rata dividend from and including the original issue date (March 26, 2014) to and including June 30, 2014.
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
(e) Accumulated Other Comprehensive Income, Net
The accumulated balances for each item within other comprehensive income, net are as follows (in thousands):

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2014 and 2013

	Foreign currency translation adjustments		Cash flow hedge adjustments	Accumulated other comprehensive income (loss), net
Balance as of December 31, 2013	$11,745		$(1,054)	$10,691
Net current period change	(30,104)	(1)	(3,572)	(33,676)
Reclassification to interest expense from interest rate swaps	—		2,515	2,515
Balance as of September 30, 2014	$(18,359)		$(2,111)	$(20,470)

(1) During the first nine months of 2014, the U.S. dollar was generally stronger against the other currencies in which we transact business, primarily the Euro and British pound sterling.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2014 and 2013

12. Capital and Accumulated Other Comprehensive Income
(a) Redeemable Preferred Units
7.375% Series H Cumulative Redeemable Preferred Units
On March 26, 2014 and April 7, 2014, the Operating Partnership issued in the aggregate a total of 14,600,000 of its 7.375% series H cumulative redeemable preferred units, or series H preferred units, to Digital Realty Trust, Inc. (the General Partner) in conjunction with the General Partner’s issuance of an equivalent number of shares of its 7.375% series H cumulative redeemable preferred stock, or the series H preferred stock. Distributions are cumulative on the series H preferred units from the date of original issuance in the amount of $1.84375 per unit each year, which is equivalent to 7.375% of the $25.00 liquidation preference per unit. Distributions on the series H preferred units are payable quarterly in arrears. The first distribution payable on the series H preferred units on June 30, 2014 was a pro rata distribution from and including the original issue date to and including June 30, 2014 in the amount of $0.48655 per unit. The series H preferred units do not have a stated maturity date and are not subject to any sinking fund. The Operating Partnership is required to redeem the series H preferred units in the event that the General Partner redeems the series H preferred stock. The General Partner is not allowed to redeem the series H preferred stock prior to March 26, 2019 except in limited circumstances to preserve the General Partner’s status as a REIT. On or after March 26, 2019, the General Partner may, at its option, redeem the series H preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series H preferred stock up to but excluding the redemption date. Upon liquidation, dissolution or winding up, the series H preferred units will rank senior to the Operating Partnership’s common units with respect to the payment of distributions and other amounts and rank on parity with the Operating Partnership’s series E cumulative redeemable preferred units, series F cumulative redeemable preferred units and series G cumulative redeemable preferred units. Except in connection with specified change of control transactions of the General Partner, the series H preferred units are not convertible into or exchangeable for any other property or securities of the Operating Partnership.
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
The redemption value of the limited partners’ common units and the vested incentive units was approximately $175.6 million and $124.1 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on September 30, 2014 and December 31, 2013, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2014 and 2013

(d) Distributions
All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s board of directors. The Operating Partnership has declared and paid the following distributions on its common and preferred units for the nine months ended September 30, 2014 (in thousands, except for per unit data):

Date distribution declared	Distribution payment date	Series E Preferred Units	Series F Preferred Units	Series G Preferred Units	Series H Preferred Units		Common Units
February 11, 2014	March 31, 2014	$5,031	$3,023	$3,672	$—		$109,378
April 29, 2014	June 30, 2014	5,031	3,023	3,672	7,104	(1)	115,008
July 21, 2014	September 30, 2014	5,031	3,023	3,672	6,730		115,012
		$15,093	$9,069	$11,016	$13,834		$339,398
Annual rate of distribution per unit		$1.750	$1.656	$1.469	$1.844		$3.320

(1)	Represents a pro rata distribution from and including the original issue date (March 26, 2014) to and including June 30, 2014.
(e) Accumulated Other Comprehensive Income
The accumulated balances for each item within other comprehensive income are as follows (in thousands):

	Foreign currency translation adjustments		Cash flow hedge adjustments	Accumulated other comprehensive income (loss)
Balance as of December 31, 2013	$10,235		$(1,778)	$8,457
Net current period change	(30,730)	(1)	(3,647)	(34,377)
Reclassification to interest expense from interest rate swaps	—		2,567	2,567
Balance as of September 30, 2014	$(20,495)		$(2,858)	$(23,353)

(1) During the first nine months of 2014, the U.S. dollar was generally stronger against the other currencies in which we transact business, primarily the Euro and British pound sterling.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2014 and 2013

2014 Incentive Award Plan (as amended, the 2014 Incentive Award Plan), which had been previously adopted by the Board of Directors and recommended to the stockholders for approval by the Company’s Board of Directors. The 2014 Incentive Award Plan became effective and replaced the Amended and Restated 2004 Incentive Award Plan as of the date of such stockholder approval. The material features of the 2014 Incentive Award Plan are described in our definitive Proxy Statement filed on March 19, 2014 in connection with the 2014 Annual Meeting, which description is incorporated herein by reference.
As of September 30, 2014, 5,343,334 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the 2014 Incentive Award Plan. Each long-term incentive unit and Class D Unit issued under the 2014 Incentive Award Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2014 Incentive Award Plan and the individual award limits set forth therein.
(a) Long-Term Incentive Units
Long-term incentive units, which are also referred to as profits interest units, may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. Long-term incentive units (other than Class D Units), whether vested or not, will receive the same quarterly per unit distributions as Operating Partnership common units, which equal per share distributions on Digital Realty Trust, Inc. common stock. Initially, long-term incentive units do not have full parity with common units with respect to liquidating distributions. If such parity is reached, vested long-term incentive units may be converted into an equal number of common units of the Operating Partnership at any time, and thereafter enjoy all the rights of common units of the Operating Partnership, including redemption rights. For a discussion of how long-term incentive units reach parity with common units, see note 13(a) to our consolidated financial statements for the fiscal year ended December 31, 2013, included in our Annual Report on 10-K, as amended, for the year ended December 31, 2013.

Below is a summary of our long-term incentive unit activity for the nine months ended September 30, 2014.

Unvested Long-term Incentive Units	Units	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	440,951	$62.42
Granted	199,486	52.42
Vested	(307,249)	58.90
Cancelled or expired	(24,380)	64.13
Unvested, end of period	308,808	59.32
During the nine months ended September 30, 2013, certain employees were granted an aggregate of 95,316 long-term incentive units, which, in addition to a service condition, were subject to a performance condition that impacted the number of units which ultimately vested. The performance condition was based upon our achievement of the 2013 Core Funds From Operations, or CFFO, per share targets. Based on our 2013 CFFO per diluted share and unit, 75,105 of the 2013 long-term incentive units, net of forfeitures, satisfied the performance condition. The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the grant date, are being expensed on a straight-line basis for service awards over four years, the current vesting period of the long-term incentive units. We expense the fair value of awards that contain a performance condition using an accelerated method with each vesting tranche valued as a separate award.
The expense recorded for the three months ended September 30, 2014 and 2013 related to long-term incentive units was approximately $1.5 million and $2.1 million, respectively, and approximately $11.3 million and $7.2 million for the nine months ended September 30, 2014 and 2013, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.3 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $1.1 million and $1.3 million for the nine months ended September 30, 2014 and 2013, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $10.8 million and $12.9 million as of September 30, 2014 and December 31, 2013, respectively. We expect to recognize this unearned compensation over the next 2.2 years on a weighted-average basis.

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
September 30, 2014 and 2013

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
The awards, which were determined to contain a market condition, utilize total shareholder return, or TSR, over a three-year measurement period as the market performance metric. Awards will vest based on the Company’s TSR relative to the MSCI US REIT Index, or RMS, over a three-year market performance period, or the Market Performance Period, commencing in January 2014 (or, if earlier, ending on the date on which a change in control of the Company occurs), subject to continued services. Vesting with respect to the market condition is measured based on the difference between the Company’s TSR percentage and the TSR percentage of the RMS, or the RMS Relative Market Performance. In the event that the RMS Relative Market Performance during the Market Performance Period is achieved at the “threshold,” “target” or “high” level as set forth below, the awards will become vested as to the market condition with respect to the percentage of Class D units or RSUs, as applicable, set forth below:

Level	RMS Relative Market Performance	Market Performance Vesting Percentage
	< 0 basis points	0%
Threshold Level	0 points	25%
Target Level	325 basis points	50%
High Level	> 650 basis points	100%
If the RMS Relative Market Performance falls between the levels specified above, the percentage of the award that will vest with respect to the market condition will be determined using straight-line linear interpolation between such levels.
Following the completion of the Market Performance Period, awards that have satisfied the market condition, if any, will vest 50% on February 27, 2017 and 50% on February 27, 2018, subject to continued employment through each applicable vesting date.
Vesting will be accelerated, in full or on a pro rata basis, in the event of a change in control, termination of employment by the Company without cause, or termination of employment by the award recipient for good reason, death, disability or retirement. Although a change in control will truncate the performance period, RMS Relative Market Performance will still depend on actual performance.
The fair value of the 2014 grant of awards was measured using a Monte Carlo simulation to estimate the probability of the market vesting condition being satisfied. The Company’s achievement of the market vesting condition is contingent on its TSR over a three-year market performance period, relative to the total shareholder return of the RMS. The Monte Carlo simulation is a probabilistic technique based on the underlying theory of the Black-Scholes formula, which was run for 100,000 trials to determine the fair value of the awards. For each trial, the payoff to an award is calculated at the settlement date and is then discounted to the grant date at a risk-free interest rate. The total expected value of the awards on the grant date was determined by multiplying the average value per award over all trials by the number of awards granted. Assumptions used in the valuation include expected stock price volatility of 33 percent and a risk-free interest rate of 0.67 percent. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium.
As of September 30, 2014, 664,316 Class D Units and 248,026 market performance-based RSUs had been awarded to our executive officers and other employees. The number of units granted reflects the maximum number of Class D units or market performance-based RSUs, as applicable, which will become vested assuming the achievement of the highest level of RMS Relative Market Performance under the awards and, in the case of the Class D units, also includes dividend equivalent units. The fair value of these awards of approximately $17.4 million will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years. The unearned compensation as of September 30, 2014 was $11.1 million, net of cancellations. As of September 30, 2014, none of the above awards had vested. We recognized compensation expense related to these awards of approximately $0.8 million and $2.2 million in the three and nine months

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2014 and 2013

ended September 30, 2014, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.4 million and $1.0 million for the three and nine months ended September 30, 2014, respectively. If, at the end of the three-year performance period, the market condition is not met, at the end of the performance period, the unamortized amount will be recognized as an expense at that time.
(c) Stock Options
The following table summarizes the Amended and Restated 2004 Incentive Award Plan’s stock option activity for the period ended September 30, 2014:

	Period Ended September 30, 2014
	Shares	Weighted average exercise price
Options outstanding, beginning of period	123,690	$30.13
Exercised	(16,134)	14.71
Cancelled / Forfeited	—	—
Options outstanding, end of period	107,556	$32.44
Exercisable, end of period	107,556	$32.44
The following table summarizes information about stock options outstanding and exercisable as of September 30, 2014:

Options outstanding and exercisable
Exercise price	Number outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Aggregate intrinsic value
$12.00-13.02	20,204	0.08	$12.00	$1,017,878
$20.37-28.09	17,000	1.14	21.28	698,730
$33.18-41.73	70,352	2.55	41.01	1,503,436
Total / Weighted-average	107,556	1.86	$32.44	$3,220,044

(d) Restricted Stock
Below is a summary of our restricted stock activity for the nine months ended September 30, 2014.

Unvested Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	255,081	$63.35
Granted	174,523	52.51
Vested	(73,980)	60.78
Cancelled or expired	(30,676)	61.52
Unvested, end of period	324,948	58.29
The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the grant date, are being expensed on a straight-line basis for service awards over the vesting period of the restricted stock, which ranges from three to four years. We expense the fair value of awards that contain a performance condition using an accelerated method with each vesting tranche valued as a separate award.
During the nine months ended September 30, 2013, certain employees were granted an aggregate of 69,995 shares of restricted stock, which, in addition to a service condition, were subject to a performance condition that impacted the number of shares which ultimately vested. The performance condition was based upon our achievement of the 2013 CFFO per share targets. Upon evaluating the results of the performance condition, the final number of shares was determined and such shares vest based

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2014 and 2013

on satisfaction of the service conditions. Based on our 2013 CFFO per diluted share and unit, 50,805 shares of the 2013 restricted stock awards (net of forfeitures) satisfied the performance condition.
The expense recorded for the three months ended September 30, 2014 and 2013 related to grants of restricted stock was approximately $0.4 million and $0.8 million, respectively, and approximately $1.9 million and $2.2 million for the nine months ended September 30, 2014 and 2013, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.4 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $2.0 million and $1.9 million for the nine months ended September 30, 2014 and 2013, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $11.7 million and $8.7 million as of September 30, 2014 and December 31, 2013, respectively. We expect to recognize this unearned compensation over the next 2.5 years on a weighted-average basis.

14. Derivative Instruments
As of September 30, 2014 and December 31, 2013, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of September 30, 2014		As of December 31, 2013		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of September 30, 2014	As of December 31, 2013
Currently-paying contracts
$410,905	(1)	$410,905	(1)	Swap	0.717	Various	Various	$223	$(76)
148,534	(2)	150,040	(2)	Swap	0.925	July 17, 2012	April 18, 2017	268	131
559,439		560,945						491	55
Forward-starting contracts
150,000	(3)	—		Forward-starting Swap	2.091	July 15, 2014	July 15, 2019	(1,516)	—
Total
$709,439		$560,945						$(1,025)	$55

(1)	Represents the U.S. dollar tranche of the unsecured term loan.

(2)
Represents a portion of the Singapore dollar tranche of the unsecured term loan. Translation to U.S. dollars is based on exchange rate of $0.78 to 1.00 SGD as of September 30, 2014 and $0.79 to 1.00 SGD as of December 31, 2013.

(3)
In January 2014, we entered into a forward-starting swap agreement with a notional amount of USD $150.0 million for a future debt issuance with a tenor of five years or greater. The forward-starting swap has a mandatory early termination date of January 15, 2015 to cash settle the swap.

As of September 30, 2014, we estimate that an additional $5.3 million will be reclassified as an increase to interest expense during the twelve months ended September 30, 2015, when the hedged forecasted transactions impact earnings.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2014 and 2013

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
The Company’s disclosures of estimated fair value of financial instruments at September 30, 2014 and December 31, 2013 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.
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
As of September 30, 2014 and December 31, 2013, the aggregate estimated fair value and carrying value of our global revolving credit facility, unsecured term loan, unsecured senior notes, exchangeable senior debentures and mortgage loans were as follows (in thousands):

	Categorization under the fair value hierarchy	As of September 30, 2014		As of December 31, 2013
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Global revolving credit facility (1)	Level 2	$485,023	$485,023	$724,668	$724,668
Unsecured term loan (2)	Level 2	1,002,186	1,002,186	1,020,984	1,020,984
Unsecured senior notes (3)(4)	Level 2	2,964,962	2,835,478	2,379,999	2,364,232
Exchangeable senior debentures (3)	Level 2	—	—	336,847	266,400
Mortgage loans (3)	Level 2	441,149	417,042	622,580	585,608
		$4,893,320	$4,739,729	$5,085,078	$4,961,892

(1)	The carrying value of our global revolving credit facility approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

(2)	The carrying value of our unsecured term loan approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

(3)
Valuations for our unsecured senior notes and mortgage loans are determined based on the expected future payments discounted at risk-adjusted rates. The 2015 Notes, 2020 Notes, 2021 Notes, 2022 Notes, 2023 Notes and 2025 Notes and 2029 Debentures are valued based on quoted market prices.

(4)
The carrying value of the 2015 Notes, 2020 Notes, 2021 Notes, 2022 Notes, 2023 Notes and 2025 Notes are net of discount of $16,432 and $15,048 in the aggregate as of September 30, 2014 and December 31, 2013, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2014 and 2013

16. Commitments and Contingencies
(a) Contingent liabilities
As part of the acquisition of 29A International Business Park, an asset acquisition in 2010, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined in the agreements for the acquisition. As of September 30, 2014, certain leases executed subsequent to purchase have caused an amount to become probable of payment and therefore approximately $12.8 million has been accrued in accounts payable and accrued liabilities and capitalized to buildings and improvements in the condensed consolidated balance sheet as of September 30, 2014. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $39.2 million based on the exchange rate as of September 30, 2014). The earnout contingency expires in November 2020.
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
As part of the acquisition of the Sentrum Portfolio in July 2012, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of contingent consideration was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). We have adjusted the contingent consideration to fair value at each reporting date with changes in fair value recognized in operating income. At September 30, 2014, the fair value of the contingent consideration for the Sentrum Portfolio was £33.0 million (or approximately $53.5 million based on the exchange rate as of September 30, 2014) and is currently accrued in accounts payable and other accrued expenses in the condensed consolidated balance sheet. We made earnout payments of approximately £6.2 million (or approximately $10.3 million based on the exchange rates as of the date of each payment) during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, we made earnout payments of approximately £16.9 million (or approximately $25.8 million based on the exchange rates as of the date of each payment). From the acquisition date through September 30, 2014, we have made earnout payments of approximately £23.1 million (or approximately $36.1 million based on the exchange rates as of the date of each payment). The impact of the change in fair value of contingent consideration for the Sentrum Portfolio on operating income was an increase of approximately $1.5 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively, and an increase of approximately $4.1 million and $13,000 for the nine months ended September 30, 2014 and 2013, respectively. The earn-out contingency expires in July 2015. This amount will be reassessed on a quarterly basis, with any changes being recognized in earnings. Increases or decreases in the fair value of the contingent consideration can result from changes in discount periods, discount rates and probabilities that contingencies will be met.
(b) Construction Commitments
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At September 30, 2014, we had open commitments related to construction contracts of approximately $182.6 million.
(c) Legal Proceedings
Although the Company is involved in legal proceedings arising in the ordinary course of business, as of September 30, 2014, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2014 and 2013

17. Subsequent Events

On October 17, 2014, we completed the sale of our $17.1 million investment in a developer of data centers in the Southwestern U.S. and Mexico. The sale generated net proceeds of approximately $31.6 million, and we will recognize a gain on the sale of our investment of approximately $14.5 million in the fourth quarter of 2014.
On November 4, 2014, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit:

Share / Unit Class	Series E Preferred Stock and Unit	Series F Preferred Stock and Unit	Series G Preferred Stock and Unit	Series H Preferred Stock and Unit	Common stock and common unit
Dividend and distribution amount	$0.437500	$0.414063	$0.367188	$0.460938	$0.830000
Dividend and distribution payable date	December 31, 2014	December 31, 2014	December 31, 2014	December 31, 2014	January 15, 2015
Dividend and distribution payable to holders of record on	December 15, 2014	December 15, 2014	December 15, 2014	December 15, 2014	December 15, 2014
Annual equivalent rate of dividend and distribution	$1.750	$1.656	$1.469	$1.844	$3.320

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of proceeds from our equity distribution program and other securities offerings, expected use of borrowings under our credit facility, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the impact of current global economic, credit and market conditions; current local economic conditions in our geographic markets; decreases in information technology spending, including as a result of economic slowdowns or recession; adverse economic or real estate developments in our industry or the industry sectors that we sell to (including risks relating to decreasing real estate valuations and impairment charges); our dependence upon significant tenants; bankruptcy or insolvency of a major tenant or a significant number of smaller tenants; defaults on or non-renewal of leases by tenants; our failure to obtain necessary debt and equity financing; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; financial market fluctuations; changes in foreign currency exchange rates; our inability to manage our growth effectively; difficulty acquiring or operating properties in foreign jurisdictions; the suitability of our properties and data center infrastructure, delays or disruptions in connectivity, failure of our physical infrastructure or services or availability of power; our failure to successfully integrate and operate acquired or developed properties or businesses; risks related to joint venture investments, including as a result of our lack of control of such investments; delays or unexpected costs in development of properties; decreased rental rates, increased operating costs or increased vacancy rates; increased competition or available supply of data center space; our inability to successfully develop and lease new properties and development space; difficulties in identifying properties to acquire and completing acquisitions; our inability to acquire off-market properties; our inability to comply with the rules and regulations applicable to reporting companies; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for federal income tax purposes; possible adverse changes to tax laws; restrictions on our ability to engage in certain business activities; environmental uncertainties and risks related to natural disasters; losses in excess of our insurance coverage; changes in foreign laws and regulations, including those related to taxation and real estate ownership and operation; and changes in local, state and federal regulatory requirements, including changes in real estate and zoning laws and increases in real property tax rates.
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
As of September 30, 2014, we owned an aggregate of 131 properties, including 14 properties held as investments in unconsolidated joint ventures, with approximately 24.5 million rentable square feet including approximately 1.3 million square feet of space under active development and approximately 1.2 million square feet of space held for future development. The 14 properties held as investments in unconsolidated joint ventures have an aggregate of approximately 1.8 million rentable square feet. The 14 parcels of developable land we own comprised approximately 178 acres. At September 30, 2014, approximately 1.3 million square feet was under construction for Turn-Key Flex®, Powered Base Building® and Custom Solutions (formerly referred to as Build-to-Suit) products, all of which are expected to be income producing on or after completion, in six U.S. domestic markets, one European market, one Canadian market, one Australian market and our Singapore market, consisting of approximately 0.6 million square feet of base building construction and 0.7 million square feet of data center construction.
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
We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to Digital Realty Trust, Inc.’s common stock and preferred stock. We currently intend to limit our indebtedness to 60% of our total enterprise value and, based on the closing price of Digital Realty Trust, Inc. common stock on September 30, 2014 of $62.38, our ratio of debt to total enterprise value was approximately 33%. Our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our company’s incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc. common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

Revenue base. As of September 30, 2014, we owned 131 properties through our operating partnership, including 14 properties held as investments in unconsolidated joint ventures and developable land. These properties are mainly located throughout the U.S., with 21 properties located in Europe, three properties in Australia, two properties in Canada and two properties in Asia. We, through our predecessor, acquired our first portfolio property in January 2002 and have added properties through acquisition and development activities as follows:

Year Ended December 31:	Operating Properties Acquired (1)		Net Rentable Square Feet (2)	Square Feet of Space Under Active Development as of September 30, 2014 (3)	Square Feet of Space Held for Future Development as of September 30, 2014 (4)
2002	4		1,093,250	—	46,530
2003	6		1,074,662	—	—
2004	10		2,524,885	14,659	120,172
2005	20		3,465,812	—	106,687
2006	18		2,851,131	—	30,926
2007	13	(5)(8)	1,742,398	—	84,268
2008	5		436,458	86,656	127,790
2009	7	(6)(8)	1,571,101	152,379	27,714
2010	16	(9)	2,393,898	98,562	130,146
2011	10	(7)	1,231,172	435,289	158,536
2012	15		2,554,287	232,708	276,132
2013	7		1,025,273	233,439	138,785
2014	—		—	—	—
Operating properties owned as of September 30, 2014	131		21,964,327	1,253,692	1,247,686

(1)
Excludes properties sold: 6 Braham Street (April 2014), 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). In addition, also excludes 701 & 717 Leonard Street, a parking garage located adjacent to our internet gateway datacenter located at 2323 Bryan Street and not considered a separate property. Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006. Excludes 14 developable land parcels. Includes 12 properties held in our managed portfolio of unconsolidated joint ventures consisting of 4650 Old Ironsides Drive (Silicon Valley), 2950 Zanker Road (Silicon Valley), 4700 Old Ironsides Drive (Silicon Valley), 444 Toyama Drive (Silicon Valley), 43790 Devin Shafron Drive (Northern Virginia), 21551 Beaumeade Circle (Northern Virginia), 7505 Mason King Court (Northern Virginia), 14901 FAA Boulevard (Dallas), 900 Dorothy Drive (Dallas), 636 Pierce Street (New York Metro), 43915 Devin Shafron Drive (Northern Virginia) and 33 Chun Choi Street (Hong Kong); and two unconsolidated non-managed joint ventures: 2001 Sixth Avenue (Seattle) and 2020 Fifth Avenue (Seattle).

(2)
Current net rentable square feet as of September 30, 2014, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes tenants’ proportional share of common areas but excludes space held for development.

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

(9)
43915 Devin Shafron Drive, which was previously included as part of the Devin Shafron buildings, is now separately included in the property count because it was separately contributed to an unconsolidated joint venture in September 2014.

As of September 30, 2014, the properties in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, were approximately 93.0% leased excluding approximately 1.3 million square feet of space under active development and approximately 1.2 million square feet of space held for future development. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of September 30, 2014, our average lease term at signing is approximately 12 years, with an average of approximately six years remaining. Our scheduled lease expirations through December 31, 2015 are 9.3% of rentable square feet excluding month-to-month leases, space under active development and space held for future development as of September 30, 2014.
Factors Which May Influence Future Results of Operations
Global market and economic conditions. United States and international market and economic conditions in recent years have been unprecedented and challenging with tighter credit conditions and slower economic growth in many markets in which we own properties and conduct our operations. The U.S. and global economies have experienced a recession and face continued concerns about the systemic impact of adverse economic conditions, such as high energy costs, geopolitical issues, the availability and cost of credit, unstable global financial and mortgage markets, high corporate, consumer and governmental debt levels, ongoing sovereign debt and economic issues in European countries, and high unemployment. The European debt crisis has raised concerns regarding the debt burden of certain countries using the euro as their currency and their ability to meet future financial obligations. While recent economic trends across the eurozone have been largely positive, concerns remain regarding the creditworthiness of certain European countries, and there can be no assurance that these improvements will be sustainable.
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
Rental income. The amount of rental income generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding approximately 1.3 million square feet of space under active development and approximately 1.2 million square feet of space held for future development as of September 30, 2014, the occupancy rate of the properties in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, was approximately 93.0% of our net rentable square feet.
As of September 30, 2014, we had over 650 tenants in our portfolio, including the 12 properties held in our managed portfolio of unconsolidated joint ventures. As of September 30, 2014, approximately 90% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.
The amount of rental income generated by us also depends on maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and market rates for data center space. Included in our approximately 20.1 million net rentable square feet, excluding space under active development and space held for future development and 14 properties held as investments in unconsolidated joint ventures, at September 30, 2014 is approximately 0.7 million square feet of datacenter space with extensive installed tenant improvements available for lease. Since our IPO, we have leased approximately 5.0 million square feet of similar space, including Turn-Key Flex® space. Our Turn-Key Flex® product is an effective solution for tenants who prefer to utilize a partner with the expertise or capital budget to provide extensive datacenter infrastructure and security. Our expertise in datacenter construction and operations enables us to lease space to these tenants at a premium over other uses. In addition, as of September 30, 2014, we had approximately 1.3 million square feet of space under active development and approximately 1.2 million square feet of space held for future development, or approximately 11% of the total rentable space in our portfolio, including one vacant property comprising approximately 0.1 million square feet and the 14 properties held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop space and lease development space at favorable rates, which we may not be able to obtain. Development space requires significant capital investment in order to develop datacenter facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for development space. We may purchase additional vacant properties and properties with vacant development space in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”
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
Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 1.5 million square feet of available space in our portfolio, which excludes approximately 1.3 million square feet of space under active development and approximately 1.2 million square feet of space held for future development as of September 30, 2014 and the two properties held as investments in our non-managed unconsolidated joint ventures, leases representing approximately 1.4% and 7.9% of the net rentable square footage of our portfolio are scheduled to expire during the three months ending December 31, 2014 and the year ending December 31, 2015, respectively.

During the nine months ended September 30, 2014, we signed new leases totaling approximately 0.9 million square feet of space and renewal leases totaling approximately 0.9 million square feet of space. The following table summarizes our leasing activity in the nine months ended September 30, 2014:

	Rentable Square Feet (1)	Expiring Rates (2)	New Rates (2)	Rental Rate Changes	TI’s/Lease Commissions Per Square Foot	Weighted Average Lease Terms (years)
Leasing Activity (3)(4)
Renewals Signed
Turn-Key Flex ®	263,038	$144.97	$153.10	5.6%	$5.20	5.0
Powered Base Building ®	410,513	$39.33	$49.76	26.5%	$5.14	8.6
Colocation	84,994	$207.06	$214.04	3.4%	$1.78	2.2
Non-technical	92,850	$26.94	$33.12	22.9%	$5.70	5.5
New Leases Signed (5)
Turn-Key Flex ®	479,371	—	$162.55	—	$48.21	6.0
Powered Base Building ®	182,632	—	$71.42	—	$0.52	14.4
Custom Solutions	15,195	—	$238.41	—	$39.43	5.5
Colocation	72,717	—	$204.68	—	$53.10	4.3
Non-technical	126,123	—	$25.56	—	$22.43	7.7
Leasing Activity Summary
Turn-Key Flex ®	742,409	—	$159.20	—	—
Powered Base Building ®	593,145	—	$56.43	—	—
Custom Solutions	15,195	—	$238.41	—
Colocation	157,711	—	$209.72	—	—
Non-technical	218,973	—	$28.77	—	—

(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.

(2)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.

(3)	Excludes short term leases.

(4)	Commencement dates for the leases signed range from 2014 to 2017.

(5)	Includes leases signed for new and re-leased space.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key markets for datacenter space and, subject to the supply of available datacenter space in these markets, expect the rental rates we are likely to achieve on any new, re-leased or renewed datacenter space leases for 2014 expirations on an average aggregate basis will generally be higher than the rates currently being paid for the same space on a GAAP basis and flat on a cash basis. For the nine months ended September 30, 2014, rents on renewed space increased by an average of 5.6% on a GAAP basis on our Turn-Key Flex® space compared to the expiring rents and increased by an average of 26.5% on a GAAP basis on our Powered Base Building® space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for datacenter space, competition from other datacenter developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Market concentration. We depend on the market for technology-based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of September 30, 2014, our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan markets.

Metropolitan Market	Percentage of September 30, 2014 total annualized rent (1)
London, United Kingdom	11.3%
Northern Virginia	10.7%
Dallas	10.2%
Silicon Valley	9.4%
New York Metro	9.0%
Chicago	7.0%
Phoenix	6.4%
San Francisco	6.3%
Boston	4.1%
Los Angeles	3.2%
Seattle	2.9%
Singapore	2.6%
Paris, France	2.2%
Other	14.7%
Total	100.0%

(1)
Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of September 30, 2014 multiplied by 12. The aggregate amount of abatements for the nine months ended September 30, 2014 was approximately $22.1 million.

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

The EPA has already finalized its GHG “reporting rule,” which requires that certain emitters, including electricity generators, monitor and report GHG emissions. The EPA has also finalized rules imposing permitting and control technology requirements upon certain newly-constructed or modified facilities which emit GHGs under the Clean Air Act New Source Review Prevention of Significant Deterioration, or NSR PSD, and Title V permitting programs. As a result, newly-issued NSR PSD or Title V permits for new or modified electricity generating and other facilities may need to address GHG emissions, including by requiring the installation of Best Available Control Technology. In addition, the EPA proposed in April 2012 a rule that would set a GHG emission standard applicable to new electricity generating units, and the EPA re-proposed the rule in September 2013. In June 2014, the EPA released a proposal to regulate carbon dioxide emissions from existing power plants and set mandatory CO2 reduction targets for each state, an effort designed to achieve a thirty percent CO2 emission reduction over 2005 levels by 2030. At the state level, California implemented a GHG cap-and-trade program that began imposing compliance obligations on industrial sectors, including electricity generators and importers, in January 2013. In addition, since 2005 the European Union (including the United Kingdom) has been operating under a cap-and-trade program, which directly affects the largest emitters of GHGs, including electricity producers from whom we purchase power.
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
Interest rates. As of September 30, 2014, we had approximately $559.4 million of variable rate debt subject to interest rate swap agreements on certain tranches of our unsecured term loan, along with $485.0 million and $442.7 million of variable rate debt that was outstanding on the global revolving credit facility and the unswapped portion of the unsecured term loan, respectively. The availability of debt and equity capital may decrease as a result of the circumstances described above under “Global market and economic conditions.” The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.
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
From time to time, we will receive offers for sale of our properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. We classify real estate as “held for sale” when all criteria under the GAAP guidance has been met.
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
Asset impairment evaluation. We review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in the market price of the property, a change in the expected holding period for the property, a significant adverse change in the extent or manner in which the property is being used in its physical condition or expected to be used based on the underwriting at the time of acquisition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of the property, or a history of operating or cash flow losses of the property. When such impairment indicators exist, we review an estimate of the future undiscounted net cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition and compare that estimate to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our future undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether the carrying value of a property is recoverable, our strategy of holding properties over the long-term directly decreases the likelihood of their carrying values not being recoverable and therefore requiring the recording of an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that the asset fails the recoverability test, the affected assets must be reduced to their fair value.
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

Results of Operations
The discussion below relates to our financial condition and results of operations for the three and nine months ended September 30, 2014 and 2013. A summary of our operating results for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income Statement Data:
Total operating revenues	$412,186	$379,456	$1,204,222	$1,101,328
Total operating expenses	(329,814)	(294,279)	(939,390)	(817,571)
Operating income	82,372	85,177	264,832	283,757
Other income (expenses), net	47,789	68,303	(26,622)	(18,975)
Net income	$130,161	$153,480	$238,210	$264,782
Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of this growth, our period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (same store properties are properties that were owned as of December 31, 2012 and excludes 10 properties that were contributed to our joint venture with the PREI®-managed fund in September 2013 and March 2014 and one property that was contributed to our joint venture with the GCEAR affiliate in September 2014 along with any properties that have been sold) and on a stabilized portfolio basis. Our stabilized portfolio includes properties owned as of December 31, 2012 with less than 5% of total rentable square feet under development and excludes properties that were undergoing, or were expected to undergo, development activities in 2013-2014 and properties sold or contributed to joint ventures.

The following table identifies each of the properties in our portfolio acquired from January 1, 2013 through September 30, 2014.

Acquired Buildings (Metropolitan Area)	Acquisition Date	Space under active development as of September 30, 2014 (1)	Space held for future development as of September 30, 2014 (1)	Net rentable square feet excluding space held for development (2)	Square feet including development space	Occupancy rate as of September 30, 2014 (3)
As of December 31, 2012 (123 properties)		1,120,768	1,108,901	20,939,054	23,168,723	92.8%
January 1, 2013 through September 30, 2014
17201 Waterview Parkway (Dallas)	Jan-13	—	—	61,750	61,750	100.0
1900 S. Price Road (Phoenix)	Jan-13	—	108,926	118,348	227,274	100.0
371 Gough Road (Toronto)	Mar-13	26,524	29,859	41,393	97,776	100.0
1500 Towerview Road (Minneapolis)	Mar-13	—	—	328,765	328,765	100.0
MetCenter Business Park (Austin)	May-13	—	—	336,695	336,695	94.3
Liverpoolweg 10 (Amsterdam)	Jun-13	—	—	29,986	29,986	100.0
Principal Park (London)	Sep-13	106,400	—	—	106,400	—
636 Pierce Street (4) (New York Metro)	Dec-13	—	—	108,336	108,336	100.0
Subtotal		132,924	138,785	1,025,273	1,296,982	98.1%
Total		1,253,692	1,247,686	21,964,327	24,465,705	93.0%

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

(4)
On March 5, 2014, we contributed the 636 Pierce Street property to our unconsolidated joint venture with the PREI®-managed fund that was formed in September 2013. We maintain a 20% interest in the joint venture.

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013 and the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013
Portfolio
As of September 30, 2014, our portfolio consisted of 131 properties, including 14 properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 24.5 million rentable square feet including 1.3 million square feet of space under active development and 1.2 million square feet of space held for future development compared to a portfolio consisting of 131 properties, including 12 properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 24.7 million rentable square feet including 1.5 million square feet of space under active development and 2.1 million square feet of space held for future development as of September 30, 2013. The changes in our portfolio reflect the acquisition of one property during the twelve months ended September 30, 2014, which was contributed to one of our unconsolidated joint ventures, the contribution of a property to another of our unconsolidated joint ventures, and one property sold in April 2014.

Revenues
Total operating revenues for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Rental	$317,064	$290,712	$26,352	$936,270	$858,064	$78,206
Tenant reimbursements	92,209	88,059	4,150	261,517	240,657	20,860
Fee income	2,748	671	2,077	5,397	2,205	3,192
Other	165	14	151	1,038	402	636
Total operating revenues	$412,186	$379,456	$32,730	$1,204,222	$1,101,328	$102,894
As shown by the same store and new properties table below, the increases in same store rental revenues and tenant reimbursement revenues in the three and nine months ended September 30, 2014 compared to the same periods in 2013 were due primarily to new leasing at our same store properties, including completed and leased development space. The decrease in new property rental revenues and tenant reimbursements was primarily a result from properties contributed to our joint venture with the PREI®-managed fund along with the sale of 6 Braham Street. The increase in fee income in new properties was mainly due to fees earned from the joint venture with the PREI®-managed fund. Other revenues changes in the periods presented were primarily due to tenant termination revenues.

	Same Store			New Properties
	Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Rental	$308,924	$275,782	$33,142	$8,140	$14,930	$(6,790)
Tenant reimbursements	91,056	85,171	5,885	1,153	2,888	(1,735)
Fee income (1)	—	—	—	2,748	671	2,077
Other	165	14	151	—	—	—
Total operating revenues	$400,145	$360,967	$39,178	$12,041	$18,489	$(6,448)

	Same Store			New Properties
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Rental	$910,355	$815,876	$94,479	$25,915	$42,188	$(16,273)
Tenant reimbursements	257,731	232,673	25,058	3,786	7,984	(4,198)
Fee income (1)	—	—	—	5,397	2,205	3,192
Other	1,038	402	636	—	—	—
Total operating revenues	$1,169,124	$1,048,951	$120,173	$35,098	$52,377	$(17,279)

(1)	Fee income is included entirely in new properties as it is not allocable to specific properties.
Same store rental revenues increased for the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily as a result of new leases at our properties during the twelve months ended September 30, 2014, including leases of completed development space, the largest of which were for space in the Sentrum Portfolio, 43940 Digital Loudoun Plaza and 2121 South Price Road. Same store growth was driven by the delivery of approximately 630,000 square feet of leased data center space from within our same store development platform during the last 12 months. In our same store portfolio, we calculate the change in rental rates on renewals signed during the quarter as compared to the previous rent on that same space. During the twelve months ended September 30, 2014, the percentage increase was 11.6% on a GAAP basis. During the twelve months ended September 30, 2014, we also delivered approximately 77,000 square feet of un-leased data center space which was one of the drivers impacting same store occupancy which decreased slightly to 92.2% as of September 30, 2014 from 92.3% as of September 30, 2013. Same store tenant reimbursement revenues increased for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 primarily as a result of new leasing and higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at the Sentrum Portfolio, Digital Houston, 365 South Randolphville Road and 111 8th Avenue (2nd and 6th Floors).

Excluding the effect of 11 properties contributed to our unconsolidated joint ventures and 6 Braham Street (sold in April 2014), new properties revenues increased approximately $1.6 million and $6.7 million for the three and nine months ended September 30, 2014 compared to the same periods in 2013. For the three and nine months ended September 30, 2014, 1500 Towerview Road, 7401 E. Ben White Boulevard and 371 Gough Road contributed $1.2 million, or approximately 78%, and $4.7 million, or 69%, respectively, of the new properties increase in rental revenues and tenant reimbursements compared to the same periods in 2013.
The following table shows revenues for the three and nine months ended September 30, 2014 and 2013 for stabilized properties and pre-stabilized properties (all other properties) (in thousands).

	Stabilized			Pre-Stabilized
	Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Rental	$194,329	$188,435	$5,894	$122,735	$102,277	$20,458
Tenant reimbursements	57,612	62,177	(4,565)	34,597	25,882	8,715
Fee income (1)	—	—	—	2,748	671	2,077
Other	65	14	51	100	—	100
Total operating revenues	$252,006	$250,626	$1,380	$160,180	$128,830	$31,350

	Stabilized			Pre-stabilized
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Rental	$581,448	$565,757	$15,691	$354,822	$292,307	$62,515
Tenant reimbursements	169,429	168,665	764	92,088	71,992	20,096
Fee income (1)	—	—	—	5,397	2,205	3,192
Other	65	402	(337)	973	—	973
Total operating revenues	$750,942	$734,824	$16,118	$453,280	$366,504	$86,776

(1)	Fee income is included entirely in pre-stabilized as it is not allocable to specific properties.
Stabilized rental revenues increased for the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily as a result of new or renewed leases at our properties during the twelve months ended September 30, 2014, the largest of which were for space at 350 East Cermak Road, 43794 Devin Shafron Drive and The Chess Building (a property within the Sentrum Portfolio). Stabilized tenant reimbursement revenues increased for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 primarily as a result of new leasing and higher utility expenses being billed to our tenants, the largest occurrences of which were at 111 8th Avenue (2nd and 6th Floors), The Chess Building and 600 West Seventh Avenue.
Pre-stabilized revenue increases were a result of new leases at our properties during the twelve months ended September 30, 2014, primarily leases of completed development space, the largest of which were for space at Unit 21 Goldsworth Park (a property within the Sentrum Portfolio), 43940 Digital Loudoun Plaza, 2121 South Price Road, Digital Houston, 365 South Randolphville Road and 9333, 9355, 9377 Grand Avenue.

Operating Expenses and Interest Expense
Operating expenses and interest expense during the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Rental property operating and maintenance	$130,894	$129,234	$1,660	$375,586	$341,420	$34,166
Property taxes	25,765	26,074	(309)	68,485	66,490	1,995
Insurance	2,145	2,144	1	6,463	6,587	(124)
Construction management	60	51	9	345	729	(384)
Change in fair value of contingent consideration	(1,465)	(943)	(522)	(4,102)	(13)	(4,089)
Depreciation and amortization	137,474	121,198	16,276	405,186	348,688	56,498
General and administrative	20,709	16,275	4,434	71,708	50,117	21,591
Transactions	144	243	(99)	980	3,497	(2,517)
Impairment of investments in real estate	12,500	—	12,500	12,500	—	12,500
Other	1,588	3	1,585	2,239	56	2,183
Total operating expenses	$329,814	$294,279	$35,535	$939,390	$817,571	$121,819
Interest expense	$48,169	$47,742	$427	$144,689	$143,403	$1,286

As shown in the same store and new properties table below, total same store expenses for the three and nine months ended September 30, 2014 increased compared to the same periods in 2013 primarily as a result of higher utility rates in several of our properties along with development projects being placed into service leading to higher utility expense and other operating costs (included in rental property operating and maintenance) in 2014.

	Same Store			New Properties
	Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Rental property operating and maintenance	$128,834	$126,893	$1,941	$2,060	$2,341	$(281)
Property taxes	25,410	24,450	960	355	1,624	(1,269)
Insurance	2,128	1,960	168	17	184	(167)
Construction management (1)	—	—	—	60	51	9
Change in fair value of contingent consideration	(1,465)	(943)	(522)	—	—	—
Depreciation and amortization	134,618	115,579	19,039	2,856	5,619	(2,763)
General and administrative (2)	20,709	16,275	4,434	—	—	—
Transactions (3)	—	—	—	144	243	(99)
Impairment of investments in real estate	12,500	—	12,500	—	—	—
Other	1,588	3	1,585	—	—	—
Total operating expenses	$324,322	$284,217	$40,105	$5,492	$10,062	$(4,570)
Interest expense (4)	$47,421	$47,463	$(42)	$748	$279	$469

	Same Store			New Properties
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Rental property operating and maintenance	$370,076	$334,417	$35,659	$5,510	$7,003	$(1,493)
Property taxes	66,884	62,571	4,313	1,601	3,919	(2,318)
Insurance	6,391	6,045	346	72	542	(470)
Construction management (1)	—	—	—	345	729	(384)
Change in fair value of contingent consideration	(4,102)	(13)	(4,089)	—	—	—
Depreciation and amortization	395,334	333,000	62,334	9,852	15,688	(5,836)
General and administrative (2)	71,708	50,117	21,591	—	—	—
Transactions (3)	—	—	—	980	3,497	(2,517)
Impairment of investments in real estate	12,500	—	12,500	—	—	—
Other	2,239	56	2,183	—	—	—
Total operating expenses	$921,030	$786,193	$134,837	$18,360	$31,378	$(13,018)
Interest expense (4)	$142,661	$142,777	$(116)	$2,028	$626	$1,402

(1)	Construction management expenses are included entirely in new properties as they are not allocable to same store properties.

(2)	General and administrative expenses are included in same store as they are not allocable to specific properties.

(3)	Transaction expenses are included entirely in new properties as they are not allocable to same store properties.

(4)	Interest expense on our global revolving credit facility and unsecured term loan is allocated on a specific property basis.
Same store rental property operating and maintenance expenses increased in the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily as a result of higher consumption and utility rates in several of our properties along with development projects being placed into service leading to higher utility expense and operating expenses in 2014. There was an offset in 2013 as a result of a $10.0 million non-cash straight-line rent expense adjustment related to our leasehold interest at 111 8th Avenue in New York recorded during the three months ended September 30, 2013. The adjustment represented a catch-up of the non-cash straight-line rent expense that should have been recorded from the fourth quarter of 2010 through the third quarter of 2013 at a run-rate of approximately $830,000 per quarter.

During the three months ended September 30, 2014 and 2013, we capitalized amounts relating to compensation and other overhead expenses of employees direct and incremental to construction and successful leasing activities of approximately $13.3 million and $9.7 million, respectively, and $37.2 million and $29.6 million during the nine months ended September 30, 2014 and 2013, respectively.
Same store property taxes increased by approximately $1.0 million and $4.3 million in the three and nine months ended September 30, 2014 compared to the same periods in 2013, primarily as a result of higher supplemental property tax assessments at three of our properties in 2014.
Same store depreciation and amortization expense increased by approximately $19.0 million and $62.3 million in the three and nine months ended September 30, 2014 compared to the same periods in 2013, principally because of depreciation of development projects that were placed into service in late 2013 and during 2014.

General and administrative expenses increased by approximately $4.4 million in the three months ended September 30, 2014 compared to the same period in 2013 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher professional fees and marketing expenses. General and administrative expenses increased by approximately $21.6 million in the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to the $12.7 million severance related to the departure of our former Chief Executive Officer, Michael Foust recorded in the nine months ended September 30, 2014. The severance was determined in accordance with the non-cause termination provisions of Mr. Foust’s existing employment agreement and applicable equity award agreements with the company.
Same store interest expense decreased by approximately $42,000 for the three months ended September 30, 2014 as compared to the same period in 2013 primarily as a result of interest on our 2023 Notes that were issued in April 2014 partially offset by lower average outstanding mortgage loan balances during 2014 compared to 2013 primarily due to the repayment of the following mortgage loans: Clonshaugh Industrial Estate II (June 2013), 1500 Space Park Drive (July 2013), Paul van Vlissingenstraat 16 (July 2013), Chemin de l’Epinglier 2 (July 2013), Mundells Roundabout (October 2013), Gyroscoopweg 2E-2F (October 2013) and 360 Spear Street (November 2013) along with the redemption of the 2029 Debentures in April 2014. For the nine months ended September 30, 2014, same store interest expense decreased approximately $116,000 as compared to the same period in 2013 primarily as a result of lower average outstanding mortgage loan and Prudential Shelf Facility balances during 2014 as compared to 2013 along with the redemption of the 2029 Debentures in April 2014, offset by the issuance of our 2025 Notes (January 2013) and 2023 Notes (April 2014). We capitalized interest of approximately $5.4 million and $6.9 million during the three months ended September 30, 2014 and 2013, respectively, and $15.6 million and $18.8 million during the nine months ended September 30, 2014 and 2013, respectively.
Excluding the effect of 11 properties contributed to our unconsolidated joint ventures (in 2013 and 2014) and 6 Braham Street (sold in April 2014), new properties expenses (excluding construction management and transactions expenses) increased approximately $0.4 million and $2.8 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. For the three and nine months ended September 30, 2014, 7401 E. Ben White Boulevard, 1500 Towerview Road and 8201 E. Riverside Drive contributed $0.4 million, or 84%, and $1.8 million, or 64%, respectively, of the total new properties increase in total operating expenses (excluding construction management and transactions expenses) compared to the same periods in 2013.
Transactions expense decreased by approximately $0.1 million and $2.5 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, principally because there have been no acquisitions in 2014 compared to the acquisition of six properties in the nine months ended September 30, 2013.

The following table shows expenses for the three and nine months ended September 30, 2014 and 2013 for stabilized properties and pre-stabilized properties (all other properties) (in thousands).

	Stabilized			Pre-stabilized
	Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Rental property operating and maintenance	$76,422	$87,773	$(11,351)	$54,472	$41,461	$13,011
Property taxes	15,544	17,589	(2,045)	10,221	8,485	1,736
Insurance	1,557	1,501	56	588	643	(55)
Construction management (1)	—	—	—	60	51	9
Change in fair value of contingent consideration	—	—	—	(1,465)	(943)	(522)
Depreciation and amortization	78,821	73,440	5,381	58,653	47,758	10,895
General and administrative (2)	20,709	16,275	4,434	—	—	—
Transactions (3)	—	—	—	144	243	(99)
Impairment of investments in real estate	5,900	—	5,900	6,600	—	6,600
Other	(15)	—	(15)	1,603	3	1,600
Total operating expenses	$198,938	$196,578	$2,360	$130,876	$97,701	$33,175
Interest expense (4)	$28,541	$40,801	$(12,260)	$19,628	$6,941	$12,687

	Stabilized			Pre-stabilized
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Rental property operating and maintenance	$227,530	$229,886	$(2,356)	$148,056	$111,534	$36,522
Property taxes	43,113	44,897	(1,784)	25,372	21,593	3,779
Insurance	4,678	4,648	30	1,785	1,939	(154)
Construction management (1)	—	—	—	345	729	(384)
Change in fair value of contingent consideration	—	—	—	(4,102)	(13)	(4,089)
Depreciation and amortization	234,249	218,936	15,313	170,937	129,752	41,185
General and administrative (2)	71,708	50,117	21,591	—	—	—
Transactions (3)	—	—	—	980	3,497	(2,517)
Impairment of investments in real estate	5,900	—	5,900	6,600	—	6,600
Other	13	53	(40)	2,226	3	2,223
Total operating expenses	$587,191	$548,537	$38,654	$352,199	$269,034	$83,165
Interest expense (4)	$93,582	$114,264	$(20,682)	$51,107	$29,139	$21,968

(1)	Construction management expenses are included entirely in pre-stabilized properties as they are not allocable to stabilized properties.

(2)	General and administrative expenses are included in stabilized properties as they are not allocable to specific properties.

(3)	Transaction expenses are included entirely in pre-stabilized properties as they are not allocable to stabilized properties.

(4)	Interest expense on our global revolving credit facility and unsecured term loan is allocated on a specific property basis.
Stabilized rental property operating and maintenance expenses decreased approximately $11.4 million and $2.4 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 primarily as a result of a

$10.0 million non-cash straight-line rent expense adjustment related to our leasehold interest at 111 8th Avenue in New York recorded during the three months ended September 30, 2013.
Stabilized property taxes decreased by approximately $2.0 million and $1.8 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily as a result of supplemental property taxes from prior tax years for certain properties in the stabilized portfolio recorded in 2013.
Stabilized depreciation and amortization expense increased approximately $5.4 million and $15.3 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, principally because of depreciation of a development project that was placed into service during 2013.

General and administrative expenses increased by approximately $4.4 million in the three months ended September 30, 2014 compared to the same period in 2013 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher professional fees and marketing expenses. General and administrative expenses increased by approximately $21.6 million in the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to the $12.7 million severance related to the departure of our former Chief Executive Officer, Michael Foust recorded in the nine months ended September 30, 2014. The severance was determined in accordance with the non-cause termination provisions of Mr. Foust’s existing employment agreement and applicable equity award agreements with the company.
Stabilized interest expense decreased approximately $12.3 million and $20.7 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013 primarily as a result of lower average outstanding mortgage loan balances during 2014 compared to 2013 primarily due to the repayment of the following mortgage loans: Clonshaugh Industrial Estate II (June 2013), 1500 Space Park Drive (July 2013), Paul van Vlissingenstraat 16 (July 2013), Chemin de l’Epinglier 2 (July 2013), Mundells Roundabout (October 2013), Gyroscoopweg 2E-2F (October 2013) and 360 Spear Street (November 2013) along with the redemption of the 2029 Debentures in April 2014.
Pre-stabilized rental property operating and maintenance expenses increased by approximately $13.0 million and $36.5 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 primarily as a result of higher consumption and utility rates in several of our properties along with development projects being placed into service leading to higher utility expense in 2014.
Pre-stabilized property tax expense increased approximately $1.7 million and $3.8 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, principally because of re-assessments on certain properties in 2014.
Pre-stabilized depreciation and amortization expense increased approximately $10.9 million and $41.2 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, principally because of depreciation of development projects that were placed into service in late 2013 and during 2014.
Pre-stabilized interest expense increased approximately $12.7 million and $22.0 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013 primarily as a result of interest expense on our 2023 Notes, which were issued in April 2014.
Transactions expense decreased by approximately $0.1 million and $2.5 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, principally because there have been no acquisitions in 2014 compared to the acquisition of six properties in the nine months ended September 30, 2013.
Impairment of Investments in Real Estate

We are currently in the process of identifying certain non-core investment properties we intend to sell as part of our capital recycling strategy. Our capital recycling program is designed to identify non-strategic and underperforming assets that can be sold to generate proceeds that will support the funding of our core investment activity. We expect our capital recycling initiative will likewise have a meaningfully positive impact on overall return on invested capital. During this process, we are evaluating the carrying value of the investment properties to ensure the carrying value is recoverable in light of a potentially shorter holding period. As a result of our evaluation, during the three months ended September 30, 2014, we recognized $12.5 million of impairment losses on two properties located in the Midwest and Northeast regions. As of September 30, 2014, these properties do not meet the criteria to be classified as held for sale.

Gain on Sale of Property
During the three and nine months ended September 30, 2014, we recognized a gain on sale of property of $0 and $15.9 million, respectively, related to the disposition of 6 Braham Street, which sold for £25.0 million (or approximately $41.5 million based on the exchange rate as of April 7, 2014, the date of sale).

Gain on Contribution of Properties to Unconsolidated Joint Ventures
During the three and nine months ended September 30, 2014, we recognized gains of $93.5 million and $95.4 million, respectively, related to the contribution of two properties to two unconsolidated joint ventures. We received net proceeds of approximately $178.9 million in connection with these two transactions and retained a 20% interest in each of the joint ventures.
During the three and nine months ended September 30, 2013, we recognized a gain of $115.1 million related to the contribution of nine properties to an unconsolidated joint venture. We received net proceeds of approximately $328.6 million in connection with this transaction and retained a 20% interest in the joint venture.

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
We believe our operating partnership’s sources of working capital, specifically its cash flow from operations, and funds available under its global revolving credit facility are adequate for it to make its distribution payments to our parent company and, in turn, for our parent company to make its dividend payments to its stockholders. However, we cannot assure you that our operating partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including making distribution payments to our parent company. The lack of availability of capital could adversely affect our operating partnership’s ability to pay its distributions to our parent company, which would in turn, adversely affect our parent company’s ability to pay cash dividends to its stockholders.
Digital Realty Trust, Inc. entered into equity distribution agreements in June 2011, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. To date, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the nine months ended September 30, 2014 and 2013. As of September 30, 2014, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.
On March 26, 2014 and April 7, 2014, our parent company issued an aggregate of 14.6 million shares of its 7.375% Series H Cumulative Redeemable Preferred Stock for total net proceeds, after underwriting discounts and estimated offering expenses, of $353.3 million, including the proceeds from the partial exercise of the underwriters’ over-allotment option. We used the net proceeds from the offerings to temporarily repay borrowings under our global revolving credit facility.
On April 1, 2014, Digital Stout Holding, LLC, a wholly owned subsidiary of Digital Realty Trust, L.P, issued £300.0 million (or approximately $498.9 million based on the April 1, 2014 exchange rate of £1.00 to $1.66) aggregate principal amount of its 4.750% Guaranteed Notes due 2023, or the 2023 notes. The 2023 notes are senior unsecured obligations of Digital Stout Holding, LLC and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. Interest on the 2023 notes is payable semiannually in arrears at a rate of 4.750% per annum. The 2023 notes will mature on October 13, 2023. We used the net proceeds from the offering of the 2023 notes to temporarily repay borrowings under our global revolving credit facility.

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
On July 11, 2014, we issued an aggregate of 134,974 restricted shares of common stock of Digital Realty Trust, Inc. in exchange for approximately $5.2 million to certain previous holders of the 2029 Debentures. The holders had the right to exchange the 2029 Debentures for shares of Digital Realty Trust, Inc. common stock, but inadvertently failed to exercise such rights. As a result, the 2029 Debentures were redeemed by the operating partnership for cash. We agreed to issue the restricted shares of the common stock to the holders in exchange for the redemption payment that they received in the original redemption, effectively putting such holders in the same place as if they had originally exercised their rights to exchange their 2029 Debentures for the shares of Digital Realty Trust, Inc. common stock.
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

Our parent company has declared and paid the following dividends on its common and preferred stock for the nine months ended September 30, 2014 (in thousands, except per share amounts):

Date dividend declared	Dividend payment date	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series H Preferred Stock		Common Stock
February 11, 2014	March 31, 2014	$5,031	$3,023	$3,672	$—		$106,743
April 29, 2014	June 30, 2014	5,031	3,023	3,672	7,104	(1)	112,357
July 21, 2014	September 30, 2014	5,031	3,023	3,672	6,730		112,465
		$15,093	$9,069	$11,016	$13,834		$331,565
Annual rate of dividend per share		$1.750	$1.656	$1.469	$1.844		$3.320

(1)	Represents a pro rata dividend from and including the original issue date (March 26, 2014) to and including June 30, 2014.
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
As of September 30, 2014, we had $36.5 million of cash and cash equivalents, excluding $14.0 million of restricted cash. Restricted cash primarily consists of interest-bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements, as well as capital expenditures.
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
On August 15, 2013, we refinanced our global revolving credit facility, increasing the total borrowing capacity to $2.0 billion from $1.8 billion. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to $2.55 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on November 3, 2017, with two six-month extension options available. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 110 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit rating of our long-term debt and currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling, Swiss franc, Japanese yen and Mexican peso denominations. As of September 30, 2014, borrowings under the global revolving credit facility bore interest at an overall blended rate of 1.91% comprised of 1.25% (U.S. dollars), 1.62% (British pound sterling), 1.11% (Euros), 3.75% (Australian dollars), 1.32% (Hong Kong dollars), 1.18% (Japanese yen) and 2.35% (Canadian dollars). The interest rates are based on 1-month LIBOR, 1-month EURIBOR, 1-month BBR, 1-month HIBOR, 1-month JPY LIBOR and 1-month CDOR, respectively, plus a margin of 1.10%. The facility also bore a base borrowing rate of 3.35% (USD) which is based on U.S. Prime Rate plus a margin of 0.10%. We have used and intend to use borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and to provide for working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of September 30, 2014, we have capitalized approximately $18.0 million of financing costs related to the global revolving credit facility. As of September 30, 2014, approximately $485.0 million was drawn under this facility and $23.0 million of letters of credit were issued, leaving approximately $1.5 billion available for use.
On August 15, 2013, we refinanced the senior unsecured multi-currency term loan facility, increasing its total borrowing capacity to $1.0 billion from $750.0 million. Pursuant to the accordion feature total commitments can be increased to $1.1 billion, subject to the receipt of lender commitments and other conditions precedent. The facility matures on April 16, 2017, with two six-month extension options available. Interest rates are based on our senior unsecured debt ratings and are currently 120 basis points over the applicable index for floating rate advances. Funds may be drawn in U.S, Singapore and Australian dollars, as well as Euro and British pound sterling denominations with the option to add Hong Kong dollars and Japanese yen upon an accordion exercise. Based on exchange rates in effect at September 30, 2014, the balance outstanding is approximately $1.0 billion. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under this loan are consistent with our global revolving credit facility and, as of September 30, 2014, we were in compliance with all of such covenants. As of September 30, 2014, we have capitalized approximately $8.4 million of financing costs related to the unsecured term loan.
For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.
Our parent company commenced its At-the-Market equity distribution program in June 2011, which is discussed under “Liquidity and Capital Resources of the Parent Company” above. To date, our parent company has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million shares of common stock under the program at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents before offering expenses. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 5.7 million common units to our parent company. No sales were made under the program during the nine months ended September 30, 2014 and 2013. As of September 30, 2014, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.
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

On September 9, 2014, we formed a joint venture with an affiliate of Griffin Capital Essential Asset REIT, Inc. (GCEAR). We contributed to the joint venture the property located at 43915 Devin Shafron Drive (Building A) in Ashburn, Virginia, which is a Turn-Key Flex® data center property valued at approximately $185.5 million (excluding approximately $2.1 million of closing costs). GCEAR contributed cash to the joint venture and will hold an 80% interest in the joint venture. We retained a 20% interest in the joint venture. The joint venture arranged a $102.0 million five-year secured bank loan at LIBOR plus 225 basis points, representing a loan-to-value ratio of approximately 55%. The joint venture entered into an interest rate swap agreement to effectively fix the interest rate on approximately $51.0 million of borrowings under the loan through September 2019.  Two one-year extensions of the maturity date are available under the loan agreement, which the joint venture may exercise if certain conditions are met. Proceeds from this loan offset the initial cash capital contribution amount required from GCEAR and was used to provide us with a special distribution on account of a portion of the contribution value of the property. The transaction generated approximately $167.5 million of net proceeds to us, comprised of our share of the initial draw-down on the bank loan in addition to GCEAR’s equity contribution, less our share of closing costs. Accordingly we recognized a gain of approximately $93.5 million on the sale of the 80% interest in the joint venture during the three months ended September 30, 2014.
The growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower; as such private investors typically have lower return expectations than us. As a result, we anticipate that near-term acquisitions activity will comprise a smaller percentage of our growth until seller price expectations realign with our return requirements.

Construction
The table below summarizes our construction in progress as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014				As of December 31, 2013
(dollars in thousands)	Net Rentable Square Feet	Current Investment (2)	Future Investment (3)	Total Cost	Net Rentable Square Feet	Current Investment (4)	Future Investment (3)	Total Cost
Development Lifecycle
Development Construction in Progress
Space Held for Development	1,247,686	318,795	—	318,795	1,331,685	340,076	—	340,076
Base Building Construction	596,767	146,454	6,986	153,440	1,062,647	207,568	120,808	328,376
Datacenter Construction	656,925	372,888	396,045	768,933	697,034	269,669	373,560	643,229
Equipment Pool & Other Inventory		20,937	—	20,937		26,361	—	26,361
Campus, Tenant Improvements & Other		17,419	4,860	22,279		33,129	10,719	43,848
Total Development Construction in Progress	2,501,378	876,493	407,891	1,284,384	3,091,366	876,803	505,087	1,381,890
Land Inventory	(1)	146,390	—	146,390	(1)	106,327	—	106,327
Enhancement & Other		44,892	48,182	93,074		60,619	37,594	98,213
Recurring		13,392	18,455	31,847		9,482	7,036	16,518
Total Construction in Progress		$1,081,167	$474,528	$1,555,695		$1,053,231	$549,717	$1,602,948

(1)	Represents approximately 178 acres as of September 30, 2014 and approximately 154 acres as of December 31, 2013.

(2)	Represents balances incurred through September 30, 2014.

(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.

(4)	Represents balances incurred through December 31, 2013.

Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future datacenter fit-out. Datacenter construction includes 0.7 million square feet of Turn Key Flex®, Powered Base Building®, and Custom Solutions product with a cost to date of approximately $372.9 million. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of datacenter construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first generation tenant improvements.
Future Uses of Cash
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of September 30, 2014, we had approximately 1.3 million square feet of space under active development and approximately 1.2 million square feet of space held for future development and we also owned approximately 0.7 million net rentable square feet of datacenter space with extensive installed tenant improvements. Turn-Key Flex® space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Flex® space, we expect to incur significant tenant improvement costs to build out and develop these types of spaces. At September 30, 2014, the approximate 1.3 million square feet of space under active development was under construction for Turn-Key Flex®, Powered Base Building® and Custom Solutions (formerly referred to as Build-to-Suit) products, all of which are expected to be income producing on or after completion, in six U.S. domestic markets, one European market, one Canadian market, one Australian market and our Singapore market, consisting of approximately 0.6 million square feet of base building construction and 0.7 million square feet of data center construction. At September 30, 2014, we had commitments under construction contracts for approximately $182.6 million. We currently expect to incur approximately $225.0 million to $275.0 million of capital expenditures for our development programs during the three months ending December 31, 2014, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.
Historical Capital Expenditures (Cash Basis)
The table below summarizes our capital expenditure activity for the nine months September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Development projects	$517,368	$721,719
Enhancement and improvements	48,144	78,729
Recurring capital expenditures	31,521	36,184
Total capital expenditures (excluding indirect costs)	$597,033	$836,632
For the nine months ended September 30, 2014, total capital expenditures decreased $239.6 million to approximately $597.0 million from $836.6 million for the same period in 2013. Capital expenditures on our development projects plus our enhancement and improvements projects for the nine months ended September 30, 2014 were approximately $565.5 million, which reflects a decrease of approximately 29% from the same period in 2013. This decrease was primarily due to completion of and decreased spending for ground-up Custom Solutions projects, Turn-Key Flex and base building improvements. Our development capital expenditures are generally funded by our available cash and equity and debt capital.
Indirect costs, including capitalized interest, capitalized in the nine months ended September 30, 2014 and 2013 were $52.8 million and $48.4 million, respectively. Capitalized interest comprised approximately $15.6 million and $18.8 million, respectively, of the total indirect costs capitalized for the nine months ended September 30, 2014 and 2013. Capitalized interest in the nine months ended September 30, 2014 decreased compared to the same period in 2013 due to a reduction in qualifying activities. Excluding capitalized interest, the increase in indirect costs in the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities. See “—Future Uses of Cash” for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2014.

We are in the process of completing the environmental cleanup work required at the 47700 Kato Road and 1055 Page Avenue property. The prior tenant of these buildings has completed most of the remaining required environmental cleanup work.  We intend to seek recovery of past costs incurred for previous environmental cleanup work, as well as other damages.  We cannot at this time estimate the likelihood of recovery or the impact on our financial condition and results of operations, however, the amounts are not expected to be material.
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

Distributions
All distributions on our units are at the discretion of our parent company’s board of directors. During the nine months ended September 30, 2014, our operating partnership declared and paid the following distributions (in thousands, except per unit amounts):

Date distribution declared	Distribution payment date	Series E Preferred Units	Series F Preferred Units	Series G Preferred Units	Series H Preferred Units		Common Units
February 11, 2014	March 31, 2014	$5,031	$3,023	$3,672	$—		$109,378
April 29, 2014	June 30, 2014	$5,031	$3,023	$3,672	$7,104	(1)	$115,008
July 21, 2014	September 30, 2014	$5,031	$3,023	$3,672	$6,730		$115,012
		$15,093	$9,069	$11,016	$13,834		$339,398
Annual rate of distribution per unit		$1.750	$1.656	$1.469	$1.844		$3.320

(1)	Represents a pro rata distribution from and including the original issue date (March 26, 2014) to and including June 30, 2014.
Commitments and Contingencies
As part of the acquisition of 29A International Business Park, an asset acquisition in 2010, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined in the agreements for the acquisition. As of September 30, 2014, certain leases executed subsequent to purchase have caused an amount to become probable of payment and therefore approximately $12.8 million has been accrued in accounts payable and accrued liabilities and capitalized to buildings and improvements in the condensed consolidated balance sheet as of September 30, 2014. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $39.2 million based on the exchange rate as of September 30, 2014). The earnout contingency expires in November 2020.
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
As part of the acquisition of the Sentrum Portfolio in July 2012, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of contingent consideration was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). We have adjusted the contingent consideration to fair value at each reporting date with changes in fair value recognized in operating income. At September 30, 2014, the fair value of the contingent consideration for the Sentrum Portfolio was £33.0 million (or approximately $53.5 million based on the exchange rate as of September 30, 2014) and is currently accrued in accounts payable and other accrued expenses in the condensed consolidated balance sheet. We made earnout payments of approximately £6.2 million (or approximately $10.3 million based on the exchange rates as of the date of each payment) during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, we made earnout payments of approximately £16.9 million (or approximately $25.8 million based on the exchange rates as of the date of each payment). From the acquisition date through September 30, 2014, we have made earnout payments of approximately £23.1 million (or approximately $36.1 million based on the exchange rates as of the date of each payment). The impact of the change in fair value of contingent consideration for the Sentrum Portfolio on operating income was an increase of approximately $1.5 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively, and an increase of approximately $4.1 million and $13,000 for the nine months ended September 30, 2014 and 2013, respectively. The earn-out contingency expires in July 2015. This amount will be reassessed on a quarterly basis, with any changes being recognized in earnings. Increases or decreases in the fair value of the contingent consideration can result from changes in discount periods, discount rates and probabilities that contingencies will be met.

During the quarter ended September 30, 2014, we rescinded the terms of a separation arrangement entered into with a former executive asserting that he has breached certain of his obligations and is no longer entitled to payment of previously accrued severance benefits, including cash payments and the vesting of certain equity awards.  The former executive disputes our right to withhold his severance benefits and contends that he has not breached his obligations.  Subsequent to the quarter end, the former executive filed a demand for arbitration, which we challenged.  We subsequently filed a complaint against the former executive for breach of contract and other claims.  We cannot assure you of the outcome of this litigation.  Should we prevail, however, some or all of the previously accrued severance cost may be reversed.  We cannot estimate the potential expense recovery at this time.
As of September 30, 2014, we were a party to interest rate swap agreements which hedge variability in cash flows related the U.S. LIBOR and SGD-SOR based tranches of the unsecured term loan. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”
Outstanding Consolidated Indebtedness
The table below summarizes our debt, as of September 30, 2014 (in millions):

Debt Summary:
Fixed rate	$3,252.5
Variable rate debt subject to interest rate swaps	559.4
Total fixed rate debt (including interest rate swaps)	3,811.9
Variable rate—unhedged	927.8
Total	$4,739.7
Percent of Total Debt:
Fixed rate (including swapped debt)	80.4%
Variable rate	19.6%
Total	100.0%
Effective Interest Rate as of September 30, 2014(1):
Fixed rate (including hedged variable rate debt)	4.51%
Variable rate	1.95%
Effective interest rate	4.01%

(1)	Excludes impact of deferred financing cost amortization.
As of September 30, 2014, we had approximately $4.7 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total enterprise value was approximately 33% (based on the closing price of Digital Realty Trust, Inc.’s common stock on September 30, 2014 of $62.38). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C Units and Class D Units), plus the book value of our total consolidated indebtedness.
The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, GBP LIBOR, SIBOR, BBR, HIBOR, JPY LIBOR, CDOR and U.S. Prime rates, depending on the respective agreement governing the debt, including our global revolving credit facility and unsecured term loan. As of September 30, 2014, our debt had a weighted average term to initial maturity of approximately 5.0 years (or approximately 5.4 years assuming exercise of extension options).

Off-Balance Sheet Arrangements
As of September 30, 2014, we were party to interest rate swap agreements related to $559.4 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”
As of September 30, 2014, our pro-rata share of debt of unconsolidated joint ventures was approximately $138.0 million, of which $54.5 million is subject to interest rate swap agreements.

Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013
The following table shows cash flows and ending cash and cash equivalent balances for the nine months ended September 30, 2014 and 2013 (in thousands).

	Nine Months Ended September 30,
	2014	2013	Change
Net cash provided by operating activities	$472,567	$454,080	$18,487
Net cash used in investing activities	(464,886)	(732,501)	267,615
Net cash (used in) provided by financing activities	(27,961)	277,258	(305,219)
Net decrease in cash and cash equivalents	$(20,280)	$(1,163)	$(19,117)
The increase in net cash provided by operating activities was due to increased cash flows from new leasing at our same store properties, completed and leased development space and our acquisition of new operating properties in the twelve months ended September 30, 2014, which was partially offset by increased operating expenses.
Net cash used in investing activities decreased for the nine months ended September 30, 2014, as we had a decrease in cash paid for capital expenditures for the nine months ended September 30, 2014 ($644.6 million) as compared to the same period in 2013 ($882.3 million), along with a decrease in cash paid for acquisitions for the nine months ended September 30, 2014 ($24.3 million) as compared to in the same period in 2013 ($154.8 million).
Net cash flows (used in) provided by financing activities for the company consisted of the following amounts (in thousands).

	Nine Months Ended September 30,
	2014	2013	Change
Proceeds from borrowings, net of repayments	$(374,934)	$(136,938)	$(237,996)
Net proceeds from issuance of common and preferred stock, including exercise of stock options	353,316	241,188	112,128
Net proceeds from 2023 Notes	495,872	—	495,872
Net proceeds from 2025 Notes	—	630,026	(630,026)
Dividend and distribution payments	(490,745)	(432,132)	(58,613)
Other	(11,470)	(24,886)	13,416
Net cash (used in) provided by financing activities	$(27,961)	$277,258	$(305,219)
The decrease in net cash provided by financing activities was primarily due to the issuance of our 2025 Notes (net proceeds of $630.0 million) in January 2013 along with lower net repayments during the nine months ended September 30, 2013 (net repayments of $136.9 million) as compared to the nine months ended September 30, 2014 (net repayments of $374.9 million) partially offset by the issuance of our 2023 Notes (net proceeds of $495.9 million) in April 2014. The increase in dividend and distribution payments for the nine months ended September 30, 2014 as compared to the same period in 2013 was due to an increase in the number of shares outstanding and dividend amount per share of common stock in 2014 as compared to 2013 and the payment of dividends on our series G preferred stock and series H preferred stock during the nine months ended September 30, 2014, whereas these series of preferred stock were not outstanding for the entire portion of the nine months ended September 30, 2013.

Net cash flows (used in) provided by financing activities for the operating partnership consisted of the following amounts (in thousands).

	Nine Months Ended September 30,
	2014	2013	Change
Proceeds from borrowings, net of repayments	$(374,934)	$(136,938)	$(237,996)
General partner contributions, net	353,316	241,188	112,128
Net proceeds from 2023 Notes	495,872	—	495,872
Net proceeds from 2025 Notes	—	630,026	(630,026)
Distribution payments	(490,745)	(432,132)	(58,613)
Other	(11,470)	(24,886)	13,416
Net cash (used in) provided by financing activities	$(27,961)	$277,258	$(305,219)
The decrease in net cash provided by financing activities was primarily due to the issuance of our 2025 Notes (net proceeds of $630.0 million) in January 2013, along with lower net repayments during the nine months ended September 30, 2013 (net repayments of $136.9 million) as compared to the nine months ended September 30, 2014 (net repayments of $374.9 million) partially offset by the issuance of our 2023 Notes (net proceeds of $495.9 million) in April 2014. The increase in distribution payments for the nine months ended September 30, 2014 as compared to the same period in 2013 was due to an increase in the number of units outstanding and distribution amount per common unit in 2014 as compared to 2013 and the payment of distributions on our series G preferred units and series H preferred units during the nine months ended September 30, 2014, whereas these series of preferred units were not outstanding for the entire portion of the nine months ended September 30, 2013.
Noncontrolling Interests in Operating Partnership
Noncontrolling interests relate to the common units in our operating partnership that are not owned by Digital Realty Trust, Inc., which, as of September 30, 2014, amounted to 2.3% of our operating partnership common units. In conjunction with our formation, our operating partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.
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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income available to common stockholders	$109,314	$138,872	$185,010	$228,606
Adjustments:
Noncontrolling interests in operating partnership	2,272	2,757	3,838	4,517
Real estate related depreciation and amortization (1)	136,289	120,006	401,723	345,609
Real estate related depreciation and amortization related to investment in unconsolidated joint ventures	1,934	788	5,364	2,418
Impairment of investments in real estate	12,500	—	12,500	—
Gain on sale of property	—	—	(15,945)	—
Gain on contribution of properties to unconsolidated joint ventures	(93,498)	(115,054)	(95,404)	(115,054)
FFO available to common stockholders and unitholders (2)	$168,811	$147,369	$497,086	$466,096
Basic FFO per share and unit	$1.22	$1.13	$3.67	$3.58
Diluted FFO per share and unit (2)	$1.22	$1.10	$3.63	$3.47
Weighted average common stock and units outstanding
Basic	138,308	130,977	135,382	130,287
Diluted (2)	138,762	137,851	138,217	137,728
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	137,474	121,198	405,186	348,688
Non-real estate depreciation	(1,185)	(1,192)	(3,463)	(3,079)
	$136,289	$120,006	$401,723	$345,609

(2)
At September 30, 2013, we had no series D convertible preferred shares outstanding, as a result of the conversion of all remaining shares on February 26, 2013, which calculates into 629 common shares on a weighted average basis for the nine months ended September 30, 2013. For all periods presented, we have excluded the effect of dilutive series E, series F, series G and series H preferred stock, as applicable, that may be converted upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series E, series F, series G and series H preferred stock, as applicable, which we consider highly improbable. In addition, we had a balance of $0 and $266,400 of 5.50% exchangeable senior debentures due 2029 that were exchangeable for 0 and 6,684 common shares on a weighted average basis for the three months ended September 30, 2014 and September 30, 2013, respectively, and were exchangeable for 2,618 and 6,628 common shares on a weighted average basis for the nine months ended September 30, 2014 and September 30, 2013, respectively. See below for calculations of diluted FFO available to common stockholders and unitholders and weighted average common stock and units outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
FFO available to common stockholders and unitholders	$168,811	$147,369	$497,086	$466,096
Add: 5.50% exchangeable senior debentures interest expense	—	4,050	4,725	12,150
FFO available to common stockholders and unitholders—diluted	$168,811	$151,419	$501,811	$478,246
Weighted average common stock and units outstanding	138,308	130,977	135,382	130,287
Add: Effect of dilutive securities (excluding series D convertible preferred stock and 5.50% exchangeable senior debentures)	454	190	217	184
Add: Effect of dilutive series D convertible preferred stock	—	—	—	629
Add: Effect of dilutive 5.50% exchangeable senior debentures	—	6,684	2,618	6,628
Weighted average common stock and units outstanding—diluted	138,762	137,851	138,217	137,728

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
Analysis of Debt between Fixed and Variable Rate
We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of September 30, 2014, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$3,252.5	$3,406.1
Variable rate debt subject to interest rate swaps	559.4	559.4
Total fixed rate debt (including interest rate swaps)	3,811.9	3,965.5
Variable rate debt	927.8	927.8
Total outstanding debt	$4,739.7	$4,893.3
Interest rate derivatives included in this table and their fair values as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of September 30, 2014		As of December 31, 2013		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of September 30, 2014	As of December 31, 2013
Currently-paying contracts
$410,905	(1)	$410,905	(1)	Swap	0.717	Various	Various	$223	$(76)
148,534	(2)	150,040	(2)	Swap	0.925	July 17, 2012	April 18, 2017	268	131
559,439		560,945						491	55
Forward-starting contracts
150,000	(3)	—		Forward-starting Swap	2.091	July 15, 2014	July 15, 2019	(1,516)	—
Total
$709,439		$560,945						$(1,025)	$55

(1)	Represents the U.S. dollar tranche of the unsecured term loan.

(2)
Represents a portion of the Singapore dollar tranche of the unsecured term loan. Translation to U.S. dollars is based on exchange rate of $0.78 to 1.00 SGD as of September 30, 2014 and $0.79 to 1.00 SGD as of December 31, 2013.

(3)
In January 2014, we entered into a forward-starting swap agreement with a notional amount of USD $150.0 million for a future debt issuance with a tenor of five years or greater. The forward-starting swap has a mandatory early termination date of January 15, 2015 to cash settle the swap.

Sensitivity to Changes in Interest Rates
The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of September 30, 2014:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	11	$2.0
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(11)	(2.0)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	11	1.0
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(11)	(1.0)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(11)	19.8
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	11	(17.7)
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
Foreign Currency Exchange Risk
For the three and nine months ended September 30, 2014 and 2013, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, Canada, Singapore, Australia and Hong Kong as well as Japan in the three and nine months ended September 30, 2014, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Swiss franc, Australian dollar, Singapore dollar, Canadian dollar, Hong Kong dollar and the Japanese yen. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended September 30, 2014 and 2013, operating revenues from properties outside the United States contributed $97.3 million and $85.4 million, respectively, which represented 23.6% and 22.5% of our total operating revenues, respectively. For the nine months ended September 30, 2014 and 2013, operating revenues from properties outside the United States contributed $288.6 million and $256.3 million, respectively, which represented 24.0% and 23.3% of our total operating revenues, respectively. Net investment in properties outside the United States was $2.7 billion and $2.7 billion as of September 30, 2014 and December 31, 2013, respectively. Net assets in foreign operations were approximately $0.7 billion and $1.2 billion as of September 30, 2014 and December 31, 2013, respectively. The decrease was a result of the issuance of the 2023 Notes in April 2014, the proceeds of which were used to pay down British pound sterling and U.S. dollar borrowings on the global revolving credit facility.

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
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control — Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 30, 2014, the company continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014. We expect that management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending December 31, 2014 will be based on the 2013 Framework and that the change will not be significant to our overall control structure over financial reporting.
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
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control — Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 30, 2014, the operating partnership continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014. We expect that management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending December 31, 2014 will be based on the 2013 Framework and that the change will not be significant to our overall control structure over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS.
The risk factors discussed under the heading “Risk Factors” and elsewhere in the company’s and the operating partnership’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2013 continue to apply to our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Digital Realty Trust, Inc.
None.
Digital Realty Trust, L.P.
During the three months ended September 30, 2014, Digital Realty Trust, Inc. issued an aggregate of 6,263 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our operating partnership issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended September 30, 2014, our operating partnership issued an aggregate of 6,263 common units to Digital Realty Trust, Inc., as required by our operating partnership’s partnership agreement. During the three months ended September 30, 2014, an aggregate of 11,069 shares of its common were forfeited to Digital Realty Trust, Inc. stock in connection with restricted stock awards for a net forfeiture of 4,806 shares of common stock.
For these issuances of common units to Digital Realty Trust, Inc., our operating partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $9.7 billion in total consolidated assets and as our operating partnership’s majority owner and general partner as the basis for the exemption under Section 4(2) of the Securities Act.
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

4.1
Share Purchase Agreement, dated July 11, 2014, by and among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Davis Real Estate Fund (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on July 11, 2014).

4.2
Share Purchase Agreement, dated July 11, 2014, by and among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Davis Real Estate Portfolio (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on July 11, 2014).

4.3
Share Purchase Agreement, dated July 11, 2014, by and among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Shelby Cullom Davis Charitable Fund, Inc. (incorporated by reference to Exhibit 4.3 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on July 11, 2014).

10.1†	First Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan.

10.2†	Director Compensation Program.

10.3
Amendment No. 2 to the Global Senior Credit Agreement, dated as of September 16, 2014, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, and Citibank, N.A., as administrative agent for the lenders.

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

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Income Statements for the three and nine months ended September 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Equity/Capital for the nine months ended September 30, 2014; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Condensed Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

November 7, 2014	/S/ A. WILLIAM STEIN
A. William Stein Interim Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer)

November 7, 2014	/S/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By: Digital Realty Trust, Inc. Its general partner

By:

November 7, 2014	/s/ A. WILLIAM STEIN
A. William Stein Interim Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer)

November 7, 2014	/s/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)

Exhibit Index

Exhibit Number	Description
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

4.1
Share Purchase Agreement, dated July 11, 2014, by and among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Davis Real Estate Fund (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on July 11, 2014).

4.2
Share Purchase Agreement, dated July 11, 2014, by and among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Davis Real Estate Portfolio (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on July 11, 2014).

4.3
Share Purchase Agreement, dated July 11, 2014, by and among Digital Realty Trust, L.P., Digital Realty Trust, Inc. and Shelby Cullom Davis Charitable Fund, Inc. (incorporated by reference to Exhibit 4.3 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on July 11, 2014).

10.1†	First Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan.

10.2†	Director Compensation Program.

10.3
Amendment No. 2 to the Global Senior Credit Agreement, dated as of September 16, 2014, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, and Citibank, N.A., as administrative agent for the lenders.

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

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Income Statements for the three and nine months ended September 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Equity/Capital for the nine months ended September 30, 2014; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Condensed Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.