Form 10-K
period 2014-12-31
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2015-03-02
CIK 1297996, 1494877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                     to                     .

Commission file number	001-32336 (Digital Realty Trust, Inc.)
000-54023 (Digital Realty Trust, L.P.)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
(Exact name of registrant as specified in its charter)

Maryland (Digital Realty Trust, Inc.) Maryland (Digital Realty Trust, L.P.)	26-0081711 20-2402955
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
Four Embarcadero Center, Suite 3200 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)
(415) 738-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Name of each exchange on which registered
Digital Realty Trust, Inc.	Common stock, $0.01 par value per share	New York Stock Exchange
	Series E cumulative redeemable preferred stock, $0.01 par value per share	New York Stock Exchange
	Series F cumulative redeemable preferred stock, $0.01 par value per share	New York Stock Exchange
	Series G cumulative redeemable preferred stock, $0.01 par value per share	New York Stock Exchange
	Series H cumulative redeemable preferred stock, $0.01 par value per share	New York Stock Exchange
Digital Realty Trust, L.P.	None	None

Securities registered pursuant to Section 12(g) of the Act:

Digital Realty Trust, Inc.	None
Digital Realty Trust, L.P.	Common Units of Partnership Interest
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Digital Realty Trust, Inc.	Yes ☒ No ☐
Digital Realty Trust, L.P.	Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒
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
Digital Realty Trust, Inc.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐
Digital Realty Trust, L.P.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒
The aggregate market value of the common equity held by non-affiliates of Digital Realty Trust, Inc. as of June 30, 2014 totaled approximately $7.9 billion based on the closing price for Digital Realty Trust, Inc.’s common stock on that day as reported by the New York Stock Exchange. Such value excludes common stock held by executive officers, directors and 10% or greater stockholders as of June 30, 2014. The identification of 10% or greater stockholders as of June 30, 2014 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2014. This calculation does not reflect a determination that such parties are affiliates for any other purposes.
There is no public trading market for the common units of Digital Realty Trust, L.P. As a result, the aggregate market value of the common units held by non-affiliates of Digital Realty Trust, L.P. cannot be determined.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Digital Realty Trust, Inc.:

Class	Outstanding at February 17, 2015
Common Stock, $.01 par value per share	135,679,901
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference portions of Digital Realty Trust, Inc.’s Proxy Statement for its 2015 Annual Meeting of Stockholders which the registrants anticipate will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2014 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.
Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of December 31, 2014, Digital Realty Trust, Inc. owned an approximate 97.8% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 2.2% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of Digital Realty Trust, Inc. As of December 31, 2014, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
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
This report also includes separate Item 9A. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the company and the operating partnership in order to establish that the Chief Executive Officer and Chief Financial Officer of each entity has made the requisite certification and that the company and the operating partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.
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
FOR THE YEAR ENDED DECEMBER 31, 2014

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

As of December 31, 2014, our portfolio consisted of 131 properties, including 14 properties held as investments in unconsolidated joint ventures and developable land, of which 105 are located throughout North America, 21 are located in Europe, three are located in Australia and two are located in Asia. We are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the United States, Amsterdam, Dublin, London and Paris markets in Europe and Singapore, Sydney, Melbourne and Hong Kong markets in the Asia Pacific region. Our properties contain a total of approximately 24.6 million rentable square feet including approximately 1.3 million square feet of space under active development, which includes current base building and data center projects in progress, and approximately 1.2 million square feet of space held for future development, which includes space held for future data center development and excludes space under active development. The 14 properties held as investments in unconsolidated joint ventures have an aggregate of approximately 1.8 million rentable square feet. The 14 parcels of developable land we own comprised approximately 178 acres. A significant component of our current and future internal growth is anticipated through the development of our existing space held for development and acquisition of new properties. As of December 31, 2014, our portfolio, including the 14 properties held as investments in unconsolidated joint ventures and excluding space under active development and space held for future development, was approximately 93.2% leased. The types of properties within our focus include:

•
Corporate datacenters, which provide secure, continuously available environments for the storage and processing of critical electronic information. Data centers are used for disaster recovery purposes, transaction processing and to house corporate IT operations;

•	Internet gateway datacenters, which serve as hubs for Internet and data communications within and between major metropolitan areas; and

•	Technology manufacturing properties and regional or national offices of technology companies that are located in our target markets.
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

Recent Developments
On February 5, 2015, the operating partnership sold the 100 Quannapowitt property for approximately $31 million.The transaction after costs resulted in net proceeds of approximately $29 million and a net gain of approximately $9 million. The property was identified as held for sale as of December 31, 2014. 100 Quannapowitt was not a significant component of our U.S. portfolio nor does the sale represent a significant shift in our strategy.
On February 25, 2015, we declared the following dividends per share. The operating partnership will make an equivalent distribution per unit.

Share / Unit Class	Series E Preferred Stock and Unit	Series F Preferred Stock and Unit	Series G Preferred Stock and Unit	Series H Preferred Stock and Unit	Common stock and common unit
Dividend and distribution amount	$0.437500	$0.414063	$0.367188	$0.460938	$0.850000
Dividend and distribution payable date	March 31, 2015	March 31, 2015	March 31, 2015	March 31, 2015	March 31, 2015
Dividend and distribution payable to holders of record on	March 13, 2015	March 13, 2015	March 13, 2015	March 13, 2015	March 13, 2015
Annual equivalent rate of dividend and distribution	$1.750	$1.656	$1.469	$1.844	$3.400

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

•
Presence in Key Markets. Our portfolio is located in 33 metropolitan areas, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the United States, Amsterdam, Dublin, London and Paris markets in Europe and Singapore, Sydney, Melbourne and Hong Kong markets in the Asia Pacific region, and is diversified so that no one market represented more than approximately 11% of the aggregate annualized rent of our portfolio as of December 31, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Revenue Base.”

•
Proven Experience Executing New Leases. We have considerable experience in identifying and leasing to new tenants. The combination of our specialized data center leasing team and customer referrals continues to provide a robust pipeline of new tenants. During the year ended December 31, 2014, we commenced new leases totaling approximately 1.3 million square feet, which represent approximately $153.8 million in annualized GAAP rent. During the year ended December 31, 2014, we signed new leases totaling approximately 1.4 million square feet, which represent approximately $158.6 million in annualized GAAP rent. These leases were comprised of Powered Base Buildings®, Turn-Key Flex® space, Custom Solutions product and space for ancillary office and other uses.

•
Demonstrated Acquisition Capability. As of December 31, 2014, our portfolio consisted of 131 properties, including 14 properties held as investments in unconsolidated joint ventures and developable land, for an aggregate of 24.6 million net rentable square feet, including approximately 1.3 million square feet of space under active development and approximately 1.2 million square feet of space held for future development. We have developed detailed, standardized procedures for evaluating acquisitions, including income producing assets and vacant properties and land suitable for development, to ensure that they meet our financial, technical and other criteria. These procedures and our in-depth knowledge of the technology and data center industries allow us to identify strategically located properties and evaluate investment opportunities efficiently and, as appropriate, commit and close quickly. Our broad network of contacts within a highly fragmented universe of sellers and brokers of technology-related real estate enables us to capitalize on acquisition opportunities. As a result, we acquired a substantial portion of our properties before they were broadly marketed by real estate brokers.

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

•
Diverse Tenant Base Across a Variety of Industry Sectors. We use our in-depth knowledge of the requirements and trends for Internet and data communications and corporate data center users to market our properties to domestic and international tenants with specific technology needs. At December 31, 2014, we had over 650 tenants across a variety of industry verticals, ranging from financial services, cloud and information technology services, to manufacturing, energy, health care and consumer products. Our largest tenant, comprised of subsidiaries of CenturyLink, Inc., accounted for approximately 7.2% of the aggregate annualized rent of our portfolio as of December 31, 2014 and no other single tenant accounted for more than approximately 6.7% of the aggregate annualized rent of our portfolio.

•
Experienced and Committed Management Team and Organization. Our senior management team has many years of experience in the technology or real estate industries, including experience as investors in, advisors to and founders of technology companies. We believe that our senior management team’s extensive knowledge of both the real estate and the technology industries provides us with a key competitive advantage. A significant portion of compensation for our senior management team and directors is in the form of common equity interests in our company, which aligns their interests with those of our stockholders.

Business and Growth Strategies
Our primary business objectives are to maximize sustainable long-term growth in earnings and funds from operations per share and unit and to maximize cash flow and returns to our stockholders and our operating partnership’s unitholders, including through the payment of distributions. Our business strategies to achieve these objectives are:

•
Achieve Superior Returns on Development Inventory. At December 31, 2014, we had approximately 1.3 million square feet of space under active development for Turn-Key Flex®, Powered Base Building® and Custom Solutions products, all of which are expected to be income producing on or after completion, in five U.S. markets, two Australian markets, one Canadian market and one European market, consisting of approximately 0.7 million square feet of base building construction and 0.6 million square feet of data center construction. We may continue to build out our development portfolio when justified by anticipated returns.

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

•
Access and Use Capital Efficiently. We believe we can increase stockholder returns by effectively accessing and deploying capital. Since Digital Realty Trust, Inc.’s initial public offering in 2004, our company has raised approximately $12.6 billion of capital through common, preferred and convertible preferred equity offerings, exchangeable debt offerings, non-exchangeable bond offerings, our global revolving credit facility, our term loan facility, the Prudential shelf facility, secured mortgage financings and refinancings and sales of non-core assets. We will endeavor to maintain financial flexibility while using our liquidity and access to capital to support operations, including our acquisition, leasing and development programs, which are important sources of our growth.

•
Maximize the Cash Flow of Our Properties. We aggressively manage and lease our assets to increase their cash flow. We often acquire properties with substantial in-place cash flow and some vacancy, which enables us to create upside through lease-up. Moreover, many of our properties contain extensive in-place infrastructure or buildout that may result in higher rents when leased to tenants seeking these improvements. We control our costs by negotiating expense pass-through provisions in tenant leases for operating expenses, including power costs and certain capital expenditures. Leases covering approximately 73% of the leased net rentable square feet in our portfolio as of December 31, 2014 required tenants to pay all or a portion of increases in operating expenses, including real estate taxes, insurance, common area charges and other expenses.

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
Geographic Information
Operating revenues from properties in the United States were $1.2 billion, $1.1 billion and $1.1 billion and outside the United States were $383.0 million, $349.1 million and $228.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. We had long-lived assets located in the United States with a net book value of $5.4 billion, $5.6 billion and $5.0 billion and outside the United States of $2.7 billion, $2.7 billion and $2.5 billion as of December 31, 2014, 2013 and 2012, respectively.
Operating revenues from properties located in the United Kingdom were $215.7 million, $197.0 million and $117.2 million, or 13.3%, 13.3% and 9.2% of total operating revenues for the years ended December 31, 2014, 2013 and 2012, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these years. We had long-lived assets located in the United Kingdom of $1.7 billion, $1.8 billion and $1.7 billion, or 21.3%, 21.1% and 22.3% of total long-lived assets as of December 31, 2014, 2013 and 2012, respectively. No other foreign country comprised more than 10% of total long-lived assets as of each of December 31, 2014, 2013 and 2012. See “Risk Factors—Ownership of properties located outside of the United States subjects us to foreign currency and related risks which may adversely impact our ability to make distributions”, “—Our international activities are subject to unique risks different than those faced by us in the United States and we may not be able to effectively manage our international business” and “—We face risks with our international acquisitions associated with investing in unfamiliar markets” for risks relating to our foreign operations.

Regulation
General
Office properties in our markets are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties as of December 31, 2014 has the necessary permits and approvals to operate its business.
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
Environmental Matters
Under various laws relating to the protection of the environment, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances at that property, and may be required to investigate and clean up such contamination at or emanating from that property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, established a regulatory and remedial program intended to provide for the investigation and clean-up of facilities where, or from which, a release of any hazardous substance into the environment has occurred or is threatened. CERCLA’s primary mechanism for remedying such problems is to impose strict joint and several liability for clean-up of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, any person who arranges for the transportation, disposal or treatment of the hazardous substances, and the transporters who select the disposal and treatment facilities, regardless of the care exercised by such persons. CERCLA also imposes liability for the cost of evaluating and remedying any damage to natural resources. The costs of CERCLA investigation and clean-up can be very substantial. CERCLA also authorizes the imposition of a lien in favor of the United States on all real property subject to, or affected by, a remedial action for all costs for which a party is liable. Subject to certain procedural restrictions, CERCLA gives a responsible party the right to bring a contribution action against other responsible parties for their allocable shares of investigative and remedial costs. Our ability to obtain reimbursement from others for their allocable shares of such costs would be limited by our ability to find other responsible parties and prove the extent of their responsibility, their financial resources, and other procedural requirements. Various state laws also impose strict joint and several liability for investigation, clean-up and other damages associated with hazardous substance releases.
Previous owners used some of our properties for industrial and retail purposes, and those properties may contain some level of environmental contamination. Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of the properties in our portfolio. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey and the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities or compliance concerns. In addition, material environmental conditions, liabilities or compliance concerns may have arisen after these reviews were completed or may arise in the future. We could be held jointly and severally liable under CERCLA and various state laws for the investigation and remediation of environmental contamination caused by previous owners or operators. Fuel storage tanks are present at most of our properties, and if releases were to occur, we may be liable for the costs of cleaning any resulting contamination. The presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability or materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral.
In addition, some of our tenants, particularly those in the biotechnology and life sciences industry and those in the technology manufacturing industry, routinely handle hazardous substances and wastes as part of their operations at our properties. Environmental laws and regulations subject our tenants, and potentially us, to liability resulting from these activities or from previous industrial or retail uses of those properties. We could be held jointly and severally liable under CERCLA and various state laws for the investigation and remediation of hazardous substances releases by our tenants. Environmental liabilities could also affect a tenant’s ability to make rental payments to us. We cannot assure you that costs of investigation and remediation of environmental matters will not affect our ability to pay dividends to Digital Realty Trust, Inc.’s stockholders and distributions to Digital Realty Trust, L.P.’s unitholders or that such costs or other remedial measures will not have a material adverse effect on our business, assets or results of operations or our competitive position.

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

The environmental laws and regulations to which our properties are subject may change in the future, and new laws and regulations may be created. Future laws, ordinances or regulations may impose additional material environmental liability. Such laws include those directly regulating our climate change impacts and those which regulate the climate change impacts of companies with which we do business, such as utilities providing our facilities with electricity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors Which May Influence Future Results of Operations-Climate change legislation.” We do not know if or how the requirements will change, but changes may require that we make significant unanticipated expenditures, and such expenditures may materially adversely impact our financial condition, cash flow, results, cash available for distributions, common stock’s per share trading price, our competitive position and ability to satisfy our debt service obligations.
Insurance
We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy. We select policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our company’s management, the properties in our portfolio are currently adequately insured. We do not carry insurance for generally uninsured losses such as loss from war or nuclear reaction. In addition, we carry earthquake insurance on our properties in an amount and with deductibles which we believe are commercially reasonable. We intend to partially fund the earthquake insurance deductibles through a captive insurance company we established in May 2014. Certain of the properties in our portfolio are located in areas known to be seismically active.   See “Risk Factors-Risks Related to Our Business and Operations-Potential losses may not be covered by insurance.”
Employees
As of December 31, 2014, we had 860 employees. None of these employees are represented by a labor union.
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
In the United States and globally, over the past several years market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower economic growth in many markets in which we own properties and conduct our operations. The U.S. and global economies have experienced a recession and face continued concerns about the systemic impact of adverse economic conditions, such as high energy costs, geopolitical issues, the availability and cost of credit, unstable global financial and mortgage markets, high corporate, consumer and governmental debt levels, high unemployment and declining residential and commercial real estate markets.
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
At December 31, 2014, we owned approximately 1.3 million square feet of space under active development and approximately 1.2 million square feet of space held for future development. We intend to continue to add new space to our development inventory and to continue to develop additional space from this inventory. A portion of the space that we develop has been, and may continue to be, developed on a speculative basis, meaning that we do not have a signed lease for the space when we begin the development process. We also develop space specifically for tenants pursuant to leases signed prior to beginning the development process. In those cases, if we fail to meet our development obligations under those leases, these tenants may be able to terminate the leases and we would be required to find a new tenant for this space. In addition, in certain circumstances we lease data center facilities prior to their completion. If we fail to complete the facilities in a timely manner, the tenant may be entitled to terminate its lease, seek damages or penalties against us or pursue other remedies and we may be required to find a new tenant for the space. We cannot assure you that once we have developed space or land we will be able to successfully lease it at all, or at rates we consider favorable or expected at the time we commenced development. If we are not able to successfully lease the space that we develop, if development costs are higher than we currently estimate, or if lease rates are lower than expected when we began the project or are otherwise undesirable, our revenue and operating results could be adversely affected.
In addition, as of December 31, 2014, leases representing 14.7% of the square footage of the properties in our portfolio, excluding space held for development, were scheduled to expire through 2016, and an additional 7.2% of the net rentable square footage, excluding space held for development, was available to be leased. Some of this space may require substantial capital investment to meet the power and cooling requirements of today’s advanced data centers, or may no longer be suitable for this use. In addition, we cannot assure you that leases will be renewed or that our properties will be re-leased at all, or at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases, we do not re-lease our available space, including newly developed space and space for which leases are scheduled to expire, or it takes longer for us to lease or re-lease this space or for rents to commence on this space, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.
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
We review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in the market price, a significant adverse change in the extent or manner the property is being used in its physical condition or expected to be used based on the underwriting at the time of acquisition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development, a change in our intended holding period due to our intention to sell an asset, or a history of operating or cash flow losses. When such impairment indicators exist, we review an estimate of the future undiscounted net cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition and compare to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our future undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis. Impairment charges could adversely affect our financial condition, results of operations and cash available for distribution.
We depend on significant tenants, and many of our properties are single-tenant properties or are currently occupied by single tenants.
As of December 31, 2014, the 20 largest tenants in our property portfolio represented approximately 46% of the total annualized rent generated by our properties. Our largest tenants by annualized rent are subsidiaries of CenturyLink, Inc. (Savvis/Qwest), IBM and telx Group, Inc. In 2011, CenturyLink, Inc. acquired Savvis Communications Corporation, or Savvis, and Qwest Communications International, Inc., or Qwest, which are our direct tenants. Savvis and Qwest are now wholly-owned subsidiaries of CenturyLink, Inc. CenturyLink, Inc. (Savvis/Qwest) leased approximately 2.4 million square feet of net rentable space as of December 31, 2014, representing approximately 7.2% of the total annualized rent generated by our properties. In July 2013, IBM acquired SoftLayer Technologies, Inc. Including space leased by SoftLayer, IBM leased approximately 629,000 square feet of net rentable space as of December 31, 2014, representing approximately 6.7% of the total annualized rent generated by our properties. telx Group, Inc. leased approximately 341,000 square feet of net rentable space as of December 31, 2014, representing approximately 4.2% of the total annualized rent generated by our properties. In addition, 47 of our 131 properties are occupied by single tenants, including properties occupied solely by CenturyLink, Inc. (Savvis/Qwest) and IBM. Many factors, including global economic conditions, may cause our tenants to experience a downturn in their businesses or otherwise experience a lack of liquidity, which may weaken their financial condition and result in their failure to make timely rental payments or their default under their leases. If any tenant defaults or fails to make timely rent payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
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
If any tenant becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. Our revenue and cash available for distribution could be materially adversely affected if any of our significant tenants were to become bankrupt or insolvent, or suffer a downturn in its business, or fail to renew its lease or renew on terms less favorable to us than its current terms. Net Data Centers, formerly known as Net2EZ, which represented approximately $7.8 million in annualized base rent for the year ended

December 31, 2014, is currently in bankruptcy proceedings. As of February 27, 2015, we had no material tenants in bankruptcy.
Our portfolio of properties depends upon local economic conditions and is geographically concentrated in certain locations.
Our portfolio is located in 33 metropolitan areas. Many of these markets experienced downturns in recent years. We depend upon the local economic conditions in these markets, including local real estate conditions, and our operations, revenue and cash available for distribution could be materially adversely affected by local economic conditions in these markets. Our operations may also be affected if too many competing properties are built in any of these markets or supply otherwise increases or exceeds demand. We cannot assure you that these markets will grow or will remain favorable to technology-related real estate.

As of December 31, 2014, our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan markets.

Metropolitan Market	Percentage of December 31, 2014 total annualized rent (1)
London, United Kingdom	10.8%
Northern Virginia	10.8%
Dallas	10.3%
Silicon Valley	9.3%
New York Metro	8.7%
Chicago	7.2%
Phoenix	6.4%
San Francisco	6.3%
Boston	4.1%
Los Angeles	3.5%
Seattle	3.2%
Singapore	2.9%
Paris, France	2.1%
Other	14.4%
Total	100.0%

(1)
Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2014, multiplied by 12. The aggregate amount of abatements for the year ended December 31, 2014 was approximately $31.1 million.

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
At December 31, 2014, we had approximately 1.3 million square feet of space under active development and approximately 1.2 million square feet of space held for future development, including one vacant property. We have built and may continue to build out a large portion of this space on a speculative basis at significant cost. Our successful development of these projects is subject to many risks, including those associated with:

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
Our total consolidated indebtedness at December 31, 2014 was approximately $4.7 billion, and we may incur significant additional debt to finance future acquisition and development activities. We have a $2.0 billion global revolving credit facility, which has a borrowing limit that we may increase to up to $2.55 billion, subject to receipt of lender commitments and other conditions precedent. At December 31, 2014, approximately $1.4 billion was available under this facility, net of outstanding letters of credit.

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

Our global revolving credit facility, term loan facility, Prudential shelf facility, 4.50% notes due 2015, 5.875% notes due 2020, 5.250% notes due 2021, 3.625% notes due 2022,4.75% notes due 2023 and 4.250% guaranteed notes due 2025 restrict our ability to engage in some business activities. Our global revolving credit facility, term loan facility and Prudential shelf facility contain negative covenants and other financial and operating covenants that, among other things:

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

In addition, our 4.50% notes due 2015, or the 2015 notes, our 5.875% notes due 2020, or the 2020 notes, our 5.250% notes due 2021, or the 2021 notes, our 3.625% notes due 2022, or the 2022 notes, our 4.75% notes due 2023, or the 2023 notes, and our 4.250% notes due, or the 2025 notes are governed by indentures, which contain various restrictive covenants, including limitations on our ability to incur indebtedness and requirements to maintain a pool of unencumbered assets. These restrictions, and the restrictions in our global revolving credit facility, term loan facility, and Prudential shelf facility, could cause us to default on our 2015 notes, 2020 notes, 2021 notes, 2022 notes, 2023 notes, 2025 notes, global revolving credit facility, term loan facility or Prudential shelf facility, as applicable, or negatively affect our operations or our ability to pay dividends to Digital Realty Trust, Inc.’s stockholders or distributions to Digital Realty Trust, L.P.’s unitholders, which could have a material adverse effect on the market value of Digital Realty Trust, Inc.’s common stock and preferred stock.

Failure to hedge effectively against interest rate changes may adversely affect results of operations. We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or swap lock agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Our policy is to use derivatives only to hedge interest rate risks related to our borrowings, not for speculative or trading purposes, and to enter into contracts only with major financial institutions based on their credit ratings and other factors. However, we may choose to change this policy in the future. Approximately 80% of our total indebtedness as of December 31, 2014 was subject to fixed interest rates or variable rates subject to interest rate swaps. We do not currently hedge our global revolving credit facility and as our borrowings under our global revolving credit facility increase, so will our percentage of indebtedness not subject to fixed rates and our exposure to interest rates increase. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.
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
We owned 131 properties at December 31, 2014, including 14 properties held as investments in unconsolidated joint ventures and developable land. All of our properties have been under our management for less than 11 years. The properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential. We cannot assure you that the operating performance of the properties will not decline under our management.
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
We currently carry comprehensive liability, property, business interruption, including loss of rental income, and other insurance policies to cover insurable risks to our company. We select policy specifications, insured limits and deductibles which we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and standard industry practices. Our insurance policies contain industry standard exclusions and we do not carry insurance for generally uninsurable perils such as loss from war or nuclear reaction. Although we purchase earthquake insurance, it is subject to high deductibles and a significant portion of our properties is located in seismically active zones such as California, which represents approximately 19% of our portfolio’s annualized rent as of December 31, 2014. One catastrophic event, for example, in California, could significantly impact multiple properties, the aggregate deductible amounts could be significant and the limits we purchase could prove to be insufficient, which could materially and adversely impact our business, financial condition and results of operations. Furthermore, a catastrophic regional event could also severely impact some of our insurers rendering them insolvent or unable to fully pay on claims despite their current financial strength. In addition, we may discontinue purchasing insurance against earthquake, flood or windstorm or other perils on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.
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
We depend on the efforts of key personnel of our company, particularly A. William Stein, Digital Realty Trust, Inc.’s Chief Executive Officer and Chief Financial Officer and Scott Peterson, Digital Realty Trust, Inc.’s Chief Investment Officer. They are important to our success for many reasons, including that each has a national or regional reputation in our industry and the investment community that attracts investors and business and investment opportunities and assists us in negotiations with investors, lenders, existing and potential tenants and industry personnel. If we lost their services, our business and investment opportunities and our relationships with lenders and other capital markets participants, existing and prospective tenants and industry personnel could suffer. Many of our company’s other senior employees also have strong technology, finance and real estate industry reputations. As a result, we have greater access to potential acquisitions, financing, leasing and other opportunities, and are better able to negotiate with tenants. As the number of our competitors increases, it becomes more likely that a competitor would attempt to hire certain of these individuals away from our company. The loss of any of these key personnel would result in the loss of these and other benefits and could materially and adversely affect our results of operations.
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
We owned 28 properties located outside of the United States at December 31, 2014. In addition, we are currently considering, and will in the future consider, additional international acquisitions.
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
Our international activities are subject to unique risks different than those faced by us in the United States and we may not be able to effectively manage our international business.
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
We could incur significant costs related to government regulation and private litigation over environmental matters, including existing conditions at some of our properties.

Under various laws relating to the protection of the environment, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances at a property, and may be required to investigate and clean up such contamination at or emanating from a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, established a regulatory and remedial program intended to provide for the investigation and clean-up of facilities where, or from which, a release of any hazardous substance into the environment has occurred or is threatened. CERCLA’s primary mechanism for remedying such problems is to impose strict joint and several liability for clean-up of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, any person who arranges for the transportation, disposal or treatment of the hazardous substances, and the transporters who select the disposal and treatment facilities, regardless of the care exercised by such persons. CERCLA also imposes liability for the cost of evaluating and remedying any damage to natural resources. The costs of CERCLA investigation and clean-up can be very substantial. CERCLA also authorizes the imposition of a lien in favor of the United States on all real property subject to, or affected by, a remedial action for all costs for which a party is liable. Subject to certain procedural restrictions, CERCLA gives a responsible party the right to bring a contribution action against other responsible parties for their allocable shares of investigative and remedial costs. Our ability to obtain reimbursement from others for their allocable shares of such costs would be limited by our ability to find other responsible parties and prove the extent of their responsibility, their financial resources, and other procedural requirements. Various state laws also impose strict joint and several liability for investigation, clean-up and other damages associated with hazardous substance releases.

Previous owners used some of our properties for industrial and retail purposes, so those properties may contain some level of environmental contamination. Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of the properties in our portfolio. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey and the assessments may fail to reveal all environmental conditions, liabilities or compliance concerns. In addition, material environmental conditions, liabilities or compliance concerns may have arisen after these reviews were completed or may arise in the future. We could be held jointly and severally liable under CERCLA and various state laws for the investigation and remediation of environmental contamination caused by previous owners or operators. Fuel storage tanks are present at most of our properties, and if releases were to occur, we may be liable for the costs of cleaning any resulting contamination. The presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability or materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral.

In addition, some of our tenants, particularly those in the biotechnology and life sciences industry and those in the technology manufacturing industry, routinely handle hazardous substances and wastes as part of their operations at our properties. Environmental laws and regulations subject our tenants, and potentially us, to liability resulting from these activities or from previous industrial or retail uses of those properties. We could be held jointly and severally liable under CERCLA and various state laws for the investigation and remediation of hazardous substances releases by our tenants. Environmental liabilities could also affect a tenant’s ability to make rental payments to us. We cannot assure you that costs of investigation and remediation of environmental matters will not affect our ability to pay dividends to Digital Realty Trust, Inc.’s stockholders and distributions to Digital Realty Trust, L.P.’s unitholders or that such costs or other remedial measures will not have a material adverse effect on our business, assets or results of operations.

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

The environmental laws and regulations to which our properties are subject may change in the future, and new laws and regulations may be created. Future laws, ordinances or regulations may impose additional material environmental liability. Such laws include those directly regulating our climate change impacts and those which regulate the climate change impacts of companies with which we do business, such as utilities providing our facilities with electricity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors Which May Influence Future Results of Operations-Climate change legislation.” We do not know if or how the requirements will change, but changes may require that we make significant unanticipated expenditures, and such expenditures may materially adversely impact our financial condition, cash flow, results, cash available for distributions, common stock’s per share trading price, our competitive position and ability to satisfy our debt service obligations.

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
Digital Realty Trust, Inc. currently has 11,500,000 shares of 7.000% series E cumulative redeemable preferred stock outstanding, 7,300,000 shares of 6.625% series F cumulative redeemable preferred stock outstanding, 10,000,000 shares of 5.875% series G cumulative redeemable preferred stock outstanding and 14,600,000 shares of 7.375% series H cumulative redeemable preferred stock outstanding, which may be converted into Digital Realty Trust, Inc. common stock upon the occurrence of limited specified change in control transactions. The conversion of series E preferred stock, series F preferred stock, series G preferred stock or series H preferred stock for Digital Realty Trust, Inc. common stock would dilute stockholder ownership in Digital Realty Trust, Inc. and unitholder ownership in Digital Realty Trust, L.P., and could adversely affect the market price of Digital Realty Trust, Inc. common stock and could impair our ability to raise capital through the sale of additional equity securities.
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

Upon the occurrence of specified change of control transactions, holders of our series E preferred stock, series F preferred stock, series G preferred stock and series H preferred stock will have the right (unless, prior to the change of control conversion date, we have provided or provide notice of our election to redeem such preferred stock) to convert some or all of their series E preferred stock, series F preferred stock, series G preferred stock or series H preferred stock, as applicable, into shares of our common stock (or equivalent value of alternative consideration), subject to caps set forth in the articles supplementary governing the applicable series of preferred stock. The change of control conversion features of the series E preferred stock, series F preferred stock, series G preferred stock and series H preferred stock may have the effect of discouraging a third party from making an acquisition proposal for our company or of delaying, deferring or preventing certain change of control transactions of our company under circumstances that otherwise could provide the holders of our common stock, series E preferred stock, series F preferred stock, series G preferred stock and series H preferred stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.
Digital Realty Trust, Inc. could increase or decrease the number of authorized shares of stock and issue stock without stockholder approval.
Digital Realty Trust, Inc.’s charter authorizes the company’s board of directors, without stockholder approval, to amend the charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, to issue authorized but unissued shares of the company’s common stock or preferred stock and, subject to the voting rights of holders of preferred stock, to classify or reclassify any unissued shares of the company’s common stock or preferred stock into other classes of series of stock and to set the preferences, rights and other terms of such classified or reclassified shares. Although Digital Realty Trust, Inc.’s board of directors has no such intention at the present time, it could establish an additional class or series of preferred stock that could, depending on the terms of such class or series, delay, defer or prevent a transaction or a change of control that might be in the best interest of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders.
Certain provisions of Maryland law could inhibit changes in control. Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of impeding a third party from making a proposal to acquire Digital Realty Trust, Inc. or of impeding a change of control under circumstances that otherwise could be in the best interests of Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between Digital Realty Trust, Inc. and an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the company’s outstanding shares of voting stock or an affiliate or associate of the company who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the company’s then outstanding shares of stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and supermajority voting requirements on these combinations; and

•
“control share” provisions that provide that “control shares” of Digital Realty Trust, Inc. (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by the company’s stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.    PROPERTIES

Our Portfolio
As of December 31, 2014, we owned 131 properties, including 14 properties held as investments in unconsolidated joint ventures and developable land. These properties are mainly located throughout the U.S., with 21 properties located in Europe, three properties in Australia, two properties in Asia and two properties in Canada, and contain a total of approximately 24.6 million rentable square feet, including 1.3 million square feet of space under active development and 1.2 million square feet of space held for future development. The following table presents an overview of our portfolio of properties, including the 14 properties held as investments in unconsolidated joint ventures and developable land, based on information as of December 31, 2014. All properties are held in fee simple except as otherwise indicated. Please refer to note 7 in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of all applicable encumbrances as of December 31, 2014.

Property	Acquisition Date	Property Type	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Annualized Rent (4)	Percent Occupied (5)	Annualized Rent per Occupied Square Foot ($) (6)
North America

Dallas
2323 Bryan Street	Jan-02	Internet Gateway	453,539	—	23,568	$16,779	76.2%	$48.57
2440 Marsh Lane	Jan-03	Data Center	135,250	—	—	14,277	96.3%	109.61
1232 Alma Road	Sep-09	Data Center	105,726	—	—	14,042	99.5%	133.49
2501 S. State Hwy. 121	Feb-12	Data Center	829,372	—	—	13,475	98.5%	16.49
4849 Alpha Road	Apr-04	Data Center	125,538	—	—	11,704	100.0%	93.23
4025 Midway Road	Jan-06	Data Center	92,386	—	8,204	10,361	98.3%	114.09
900 Quality Way	Sep-09	Data Center	73,973	39,325	1,624	8,870	100.0%	119.91
850 East Collins	Sep-08	Data Center	121,366	—	—	8,853	87.2%	83.68
11830 Webb Chapel Road	Aug-04	Data Center	365,647	—	—	8,324	98.0%	23.23
400 S. Akard	Jun-12	Internet Gateway	269,563	—	—	8,269	94.7%	32.40
950 East Collins	Sep-09	Data Center	101,297	19,989	—	7,860	100.0%	77.59
1215 Integrity Drive	Sep-09	Data Center	61,750	56,126	—	4,078	96.8%	68.22
904 Quality Way	Sep-09	Data Center	46,750	—	—	979	100.0%	20.94
17201 Waterview Parkway	Jan-13	Data Center	61,750	—	—	704	100.0%	11.40
905 Security Row (7)	Sep-09	Data Center	—	—	—	—	—	—
1210 Integrity Drive (7)	Sep-09	Data Center	—	—	—	—	—	—
907 Security Row	Sep-09	Data Center	—	138,450	—	—	—	—
Total			2,843,907	253,890	33,396	$128,575	94.1%	$48.02

Northern Virginia
43940 Digital Loudoun Plaza (Bldg G)	Apr-11	Data Center	257,663	135,048	—	$26,805	100.0%	$104.03
43881 Devin Shafron Drive (Bldg B)	Mar-07	Data Center	180,000	—	—	17,951	99.0%	100.78
43791 Devin Shafron Drive (Bldg D)	Mar-07	Data Center	135,000	—	—	12,435	99.8%	92.29
43830 Devin Shafron Drive (Bldg F)	May-09	Data Center	101,300	—	11,950	11,865	95.6%	122.50
44060 Digital Loudoun Plaza (Bldg K)	Apr-11	Data Center	69,513	214,950	—	8,114	91.7%	127.29
4050 Lafayette Center Drive	Jul-10	Data Center	42,374	—	—	7,061	99.0%	168.27
4030 Lafayette Center Drive	Jul-10	Data Center	72,696	—	—	5,953	100.0%	81.89
45901 & 45845 Nokes Boulevard	Dec-09	Data Center	167,160	—	—	4,893	100.0%	29.27
44470 Chilum Place	Feb-07	Data Center	95,440	—	—	4,643	100.0%	48.65
4040 Lafayette Center Drive	Jul-10	Data Center	30,339	—	—	3,924	100.0%	129.34
21110 Ridgetop Circle	Jan-07	Data Center	135,513	—	—	3,095	100.0%	22.84
21561 & 21571 Beaumeade Circle	Dec-09	Data Center	164,453	—	—	3,019	100.0%	18.36
1506 & 44874 Moran Rd	Dec-11	Data Center	78,295	—	—	2,370	100.0%	30.27
1807 Michael Faraday Court	Oct-06	Data Center	19,237	—	—	1,848	100.0%	96.06
251 Exchange Place	Nov-05	Data Center	70,982	—	—	1,792	100.0%	25.25
43831 Devin Shafron Drive (Bldg C)	Mar-07	Data Center	117,071	—	—	1,609	100.0%	13.74
8100 Boone Boulevard (8)	Oct-06	Data Center	17,015	—	—	657	25.3%	152.86
Total			1,754,051	349,998	11,950	$118,034	98.5%	$68.28

New York
365 S Randolphville Road	Feb-08	Data Center	264,792	86,656	—	$27,148	94.2%	$108.88
111 Eighth Avenue (8)	Oct-06	Internet Gateway	116,843	—	—	24,664	100.0%	211.14

Property	Acquisition Date	Property Type	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Annualized Rent (4)	Percent Occupied (5)	Annualized Rent per Occupied Square Foot ($) (6)
3 Corporate Place	Dec-05	Data Center	276,931	—	—	19,465	100.0%	70.29
60 & 80 Merritt Boulevard	Jan-10	Data Center	210,168	—	17,598	17,745	95.4%	88.50
300 Boulevard East	Nov-02	Data Center	346,819	—	22,962	17,255	94.0%	52.92
410 Commerce Boulevard (8)	Aug-12	Data Center	27,943	—	—	5,217	100.0%	186.70
701 Union Boulevard (7)	Oct-12	Data Center	—	—	—	30	—	—
650 Randolph Road	Jun-08	Data Center	—	—	127,790	—	—	—
3 Corporate Place Annex	Dec-05	Data Center	—	100,515	—	—	—	—
Total			1,243,496	187,171	168,350	$111,524	96.3%	$93.12

Silicon Valley
1350 Duane & 3080 Raymond	Oct-09	Data Center	185,000	—	—	$10,890	100.0%	$58.86
3011 Lafayette Street	Jan-07	Data Center	90,780	—	—	10,872	100.0%	119.76
1100 Space Park Drive	Nov-04	Internet Gateway	165,297	—	—	10,045	100.0%	60.77
1500 Space Park Drive	Sep-07	Data Center	51,615	—	—	9,893	100.0%	191.67
3105 and 3205 Alfred Street	May-10	Data Center	49,858	—	—	9,567	98.8%	194.21
1525 Comstock Street	Sep-07	Data Center	42,385	—	—	9,061	100.0%	213.78
2045 & 2055 LaFayette Street	May-04	Data Center	300,000	—	—	7,560	100.0%	25.20
150 South First Street	Sep-04	Data Center	179,761	—	—	7,390	95.1%	43.22
1725 Comstock Street	Apr-10	Data Center	39,643	—	—	7,088	100.0%	178.80
2805 Lafayette Street	Aug-10	Data Center	69,843	48,137	19,440	7,071	94.6%	106.98
1201 Comstock Street	Jun-08	Data Center	24,000	—	—	4,877	100.0%	203.21
2334 Lundy Place	Dec-02	Data Center	130,752	—	—	4,801	100.0%	36.72
2401 Walsh Street	Jun-05	Data Center	167,932	—	—	3,950	100.0%	23.52
2403 Walsh Street	Jun-05	Data Center	103,940	—	—	2,445	100.0%	23.52
Total			1,600,806	48,137	19,440	$105,509	99.2%	$66.45

Chicago
350 E Cermak Road	May-05	Internet Gateway	1,133,739	—	—	$74,154	98.9%	$66.12
9333 Grand Avenue	May-12	Data Center	102,970	7,708	6,837	8,994	95.5%	91.44
600-780 S. Federal	Sep-05	Internet Gateway	142,283	—	19,264	7,906	89.5%	62.07
9355 Grand Avenue	May-12	Data Center	25,000	226,500	—	3,475	100.0%	139.00
9377 Grand Avenue	May-12	Data Center	—	—	166,709	—	—	—
Total			1,403,992	234,208	192,810	$94,530	97.7%	$68.89

San Francisco
200 Paul Avenue	Nov-04	Internet Gateway	481,571	—	18,522	$29,934	91.8%	$67.68
365 Main Street	Jul-10	Internet Gateway	226,981	—	—	27,974	72.6%	169.68
720 2nd Street	Jul-10	Data Center	121,220	—	—	16,700	91.7%	150.30
360 Spear Street	Dec-11	Data Center	154,950	—	—	7,821	100.0%	50.47
Total			984,722	—	18,522	$82,428	88.7%	$94.40

Phoenix
2121 South Price Road	Jul-10	Data Center	508,173	—	—	48,975	75.4%	127.83
120 E. Van Buren	Jul-06	Internet Gateway	287,514	—	—	22,227	86.8%	89.04
2055 East Technology Circle (9)	Oct-06	Data Center	76,350	—	—	7,841	89.7%	114.51
1900 S. Price Road	Jan-13	Data Center	118,348	—	108,926	1,450	100.0%	12.25
Total			990,385	—	108,926	$80,493	82.8%	$98.21

Boston
128 First Avenue	Jan-10	Data Center	274,750	—	—	$23,754	96.9%	$243.93

Property	Acquisition Date	Property Type	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Annualized Rent (4)	Percent Occupied (5)	Annualized Rent per Occupied Square Foot ($) (6)
55 Middlesex Turnpike	Jan-10	Data Center	101,067	—	—	12,423	96.4%	46.65
100 & 200 Quannapowitt Parkway	Jun-04	Data Center	308,703	—	78,253	9,785	91.6%	34.59
115 Second Avenue	Oct-05	Data Center	66,730	—	—	3,985	100.0%	59.72
105 Cabot Street	Jan-10	Data Center	34,726	—	71,005	3,448	66.5%	149.20
600 Winter Street	Sep-06	Data Center	30,400	—	—	775	100.0%	25.49
Total			816,376	—	149,258	$54,169	93.9%	$70.65

Los Angeles
600 West Seventh Street	May-04	Internet Gateway	489,722	—	—	$24,358	97.6%	$50.98
2260 East El Segundo Boulevard	Jul-10	Data Center	132,240	—	—	11,108	85.9%	97.81
200 North Nash Street	Jun-05	Data Center	113,606	—	—	2,672	100.0%	23.52
3015 Winona Avenue	Dec-04	Data Center	82,911	—	—	1,740	100.0%	20.99
3300 East Birch Street	Aug-03	Data Center	68,807	—	—	1,641	100.0%	23.85
Total			887,286	—	—	$41,518	96.6%	$48.46

Houston
Digital Houston	Apr-06	Data Center	404,799	—	22,722	$16,891	91.1%	$45.81
Total			404,799	—	22,722	$16,891	91.1%	$45.81

Atlanta
375 Riverside Parkway	Jun-03	Data Center	250,191	—	—	$8,649	100.0%	$34.57
760 Doug Davis Drive	Dec-11	Data Center	334,306	—	—	6,549	99.9%	19.60
101 Aquila Way	Apr-06	Data Center	313,581	—	—	1,459	100.0%	4.65
Total			898,078	—	—	$16,657	100.0%	$18.55

Philadelphia
833 Chestnut Street	Mar-05	Data Center	642,981	—	62,080	$14,988	94.7%	$24.61
Total			642,981	—	62,080	$14,988	94.7%	$24.61

St. Louis
210 N Tucker Boulevard	Aug-07	Data Center	258,269	—	77,778	$6,381	62.1%	$39.81
900 Walnut Street	Aug-07	Internet Gateway	105,776	—	6,490	4,948	96.3%	48.58
Total			364,045	—	84,268	$11,329	72.0%	$43.22

Denver
11900 East Cornell Avenue	Sep-12	Data Center	285,840	—	—	$6,483	94.3%	$24.05
8534 Concord Center Drive	Jun-05	Data Center	85,660	—	—	3,898	100.0%	45.51
Total			371,500	—	—	$10,381	95.6%	$29.22

Portland
3825 NW Aloclek Place	Aug-11	Data Center	48,574	—	—	$8,001	100.0%	$164.72
Total			48,574	—	—	$8,001	100.0%	$164.72

Austin
7500 Metro Center Drive	Dec-05	Data Center	60,345	—	25,343	$3,834	42.2%	$150.51
7401 E. Ben White Blvd Building 7 - 9	May-13	Data Center	203,235	—	—	1,908	100.0%	9.39
8025 North Interstate 35	May-12	Data Center	62,237	—	—	934	100.0%	15.01
7620 Metro Center Drive	Dec-05	Data Center	40,836	—	—	345	63.6%	13.28
Total			366,653	—	25,343	$7,020	86.4%	$22.15

Property	Acquisition Date	Property Type	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Annualized Rent (4)	Percent Occupied (5)	Annualized Rent per Occupied Square Foot ($) (6)

Toronto, Canada
371 Gough Road	Mar-13	Data Center	41,393	26,524	29,859	$3,998	100.0%	$96.59
6800 Millcreek Drive	Apr-06	Data Center	83,758	—	—	2,135	100.0%	25.49
Total			125,151	26,524	29,859	$6,133	100.0%	$49.00

Sacramento
11085 Sun Center Drive	Sep-11	Data Center	69,048	—	—	$2,964	100.0%	$42.93
3065 Gold Camp Drive	Oct-04	Data Center	40,394	—	23,397	2,815	100.0%	69.69
Total			109,442	—	23,397	$5,779	100.0%	$52.80

Miami
36 NE 2nd Street	Jan-02	Internet Gateway	162,140	—	—	$4,569	85.5%	$32.98
2300 NW 89th Place	Sep-06	Data Center	64,174	—	—	714	100.0%	11.13
Total			226,314	—	—	$5,283	89.6%	$26.06

Minneapolis/St. Paul
1500 Towerview Road	Mar-13	Data Center	328,765	—	—	$4,609	100.0%	$14.02
1125 Energy Park Drive	Mar-05	Data Center	78,164	—	—	407	22.2%	23.46
Total			406,929	—	—	$5,016	85.1%	$14.49

Charlotte
125 North Myers	Aug-05	Internet Gateway	25,402	—	—	$1,442	100.0%	$56.77
731 East Trade Street	Aug-05	Internet Gateway	40,879	—	—	1,391	100.0%	34.03
113 North Myers	Aug-05	Internet Gateway	29,218	—	—	986	100.0%	33.75
Total			95,499	—	—	$3,819	100.0%	$39.99
EUROPE

London, United Kingdom
Unit 21 Goldsworth Park Trading Estate (11)	Jul-12	Data Center	374,433	14,563	91,004	$56,860	100.0%	$151.86
Watford (11)	Jul-12	Data Center	133,000	—	—	21,369	97.3%	165.21
3 St. Anne's Boulevard (11)	Dec-07	Data Center	96,147	—	—	18,704	87.9%	221.33
Croydon (11)	Jul-12	Data Center	120,000	—	—	16,269	100.0%	135.58
Mundells Roundabout (11)	Apr-07	Data Center	113,464	—	—	8,207	100.0%	72.33
Cressex 1 (11)	Dec-07	Data Center	50,847	—	—	7,586	100.0%	149.19
Fountain Court (11)	Jul-11	Data Center	63,468	20,000	48,303	7,284	72.9%	157.39
2 St. Anne's Boulevard (11)	Dec-07	Data Center	30,612	—	—	5,202	100.0%	169.93
1 St. Anne's Boulevard (11)	Dec-07	Data Center	20,219	—	—	300	100.0%	14.84
Principal Park, Crawley	Sep-13	Data Center	—	106,400	—	—	—	—
Total			1,002,190	140,963	139,307	$141,779	96.8%	$146.21

Paris, France
114 Rue Ambroise Croizat (12)	Dec-06	Internet Gateway	360,920	—	—	$20,878	96.0%	$60.26
1 Rue Jean-Pierre (12)	Dec-12	Data Center	104,666	—	—	4,413	100.0%	42.16
127 Rue de Paris (12)	Dec-12	Data Center	59,991	—	—	1,891	100.0%	31.52
Liet-dit ie Christ de Saclay (12)	Dec-12	Data Center	21,337	—	—	630	100.0%	29.53
Total			546,914	—	—	$27,812	97.4%	$52.23

Property	Acquisition Date	Property Type	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Annualized Rent (4)	Percent Occupied (5)	Annualized Rent per Occupied Square Foot ($) (6)
Dublin, Ireland
Unit 9 Blanchardstown Corporate Center (12)	Dec-06	Data Center	120,000	—	—	$9,892	94.1%	$87.57
Clonshaugh Industrial Estate (Eircom) (12)	Aug-05	Data Center	124,500	—	—	8,361	100.0%	67.16
Clonshaugh Industrial Estate IE (12)	Feb-06	Data Center	20,000	—	—	1,497	100.0%	74.85
Profile Park	Oct-11	Data Center	19,597	—	23,678	—	—	—
Total			284,097	—	23,678	$19,750	90.6%	$76.71

Amsterdam, Netherlands
Paul van Vlissingenstraat 16 (12)	Aug-05	Data Center	112,472	—	—	$7,212	100.0%	$64.12
Cateringweg 5 (12)	Jun-10	Data Center	55,972	—	—	5,227	100.0%	93.39
Naritaweg 52 (12) (13)	Dec-07	Data Center	63,260	—	—	2,598	100.0%	41.07
Liverpoolweg 10 - The Netherlands (12)	Jun-13	Data Center	29,986	—	—	1,308	100.0%	43.62
Gyroscoopweg 2E-2F (12)	Jul-06	Data Center	55,585	—	—	1,237	100.0%	22.25
De President Business Park (12)	Jul-13	Technology Office	—	—	—	—	—	—
Total			317,275	—	—	$17,582	100.0%	$55.42

Manchester, England
Manchester Technopark (11)	Jun-08	Data Center	38,016	—	—	$1,876	100.0%	$49.35
Total			38,016	—	—	$1,876	100.0%	$49.35

Geneva, Switzerland
Chemin de l Epinglier 2 (12)	Nov-05	Data Center	59,190	—	—	$1,703	100.0%	$28.77
Total			59,190	—	—	$1,703	100.0%	$28.77

ASIA PACIFIC

Singapore
29A International Business Park (14)	Nov-10	Data Center	340,243	30,257	—	$46,537	91.6%	$149.32
Total			340,243	30,257	—	$46,537	91.6%	$149.32

Melbourne
98 Radnor Drive (15)	Jun-11	Data Center	52,988	—	—	$6,538	71.6%	$172.45
Deer Park 2 (72 Radnor Drive) (15)	Jun-11	Data Center	43,649	12,553	37,380	4,558	71.0%	147.13
Total			96,637	12,553	37,380	$11,096	71.3%	$161.06

Sydney
1-11 Templar Road (15)	Feb-11	Data Center	40,794	21,152	24,271	$6,449	86.4%	$182.88
23 Waterloo Road (15)	Nov-12	Data Center	51,990	—	—	1,141	100.0%	21.95
Total			92,784	21,152	24,271	$7,590	94.0%	$86.99
NON-DATACENTER PROPERTIES

34551 Ardenwood Boulevard	Jan-03	Technology Manufacturing	307,657	—	—	$4,632	50.6%	$29.77

Property	Acquisition Date	Property Type	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Annualized Rent (4)	Percent Occupied (5)	Annualized Rent per Occupied Square Foot ($) (6)
2010 East Centennial Circle (10)	May-03	Technology Manufacturing	113,405	—	—	3,194	100.0%	28.16
1 Savvis Parkway	Aug-07	Technology Office	156,000	—	—	3,042	100.0%	19.50
8201 E. Riverside Drive Building 4 - 6	May-13	Technology Manufacturing	133,460	—	—	1,050	85.6%	9.19
908 Quality Way	Sep-09	Technology Office	14,400	—	—	—	100.0%	—
47700 Kato Road & 1055 Page Avenue	Sep-03	Technology Manufacturing	199,352	—	—	—	—	—
Total			924,274	—	—	$11,918	59.9%	$21.53

Consolidated Portfolio Total/Weighted Average			20,286,606	1,304,853	1,174,957	$1,215,720	92.7%	$64.62

MANAGED UNCONSOLIDATED JOINT VENTURES

Northern Virginia
43915 Devin Shafron Drive (Bldg A) (16)	Sep-14	Data Center	132,280	—	—	$17,044	100.0%	$128.85
43790 Devin Shafron Drive (Bldg E) (16)	Sep-13	Data Center	152,138	—	—	3,325	100.0%	21.86
21551 Beaumeade Circle (16)	Sep-13	Data Center	152,504	—	—	2,150	100.0%	14.10
7505 Mason King Court (16)	Sep-13	Data Center	109,650	—	—	1,911	100.0%	17.43
Total			546,572	—	—	$24,430	100.0%	$44.70

Hong Kong
33 Chun Choi Street	Mar-12	Data Center	107,321	—	—	$13,105	75.1%	$162.69
Total			107,321	—	—	$13,105	75.1%	$162.69

Silicon Valley
4650 Old Ironsides Drive (16)	Sep-13	Data Center	124,383	—	—	$4,173	100.0%	$33.55
2950 Zanker Road (16)	Sep-13	Data Center	69,700	—	—	3,246	100.0%	46.57
4700 Old Ironsides Drive (16)	Sep-13	Data Center	90,139	—	—	2,120	100.0%	23.52
444 Toyama Drive (16)	Sep-13	Data Center	42,083	—	—	2,000	100.0%	47.53
Total			326,305	—	—	$11,539	100.0%	$35.36

Dallas
14901 FAA Boulevard (16)	Sep-13	Data Center	263,700	—	—	$5,318	100.0%	$20.17
900 Dorothy Drive (16)	Sep-13	Data Center	56,176	—	—	1,661	100.0%	29.57
Total			319,876	—	—	$6,978	100.0%	$21.81

New York
636 Pierce Street (16)	Mar-14	Data Center	108,336	—	—	$3,190	100.0%	$29.45
Total			108,336	—	—	$3,190	100.0%	$29.45

Managed Unconsolidated Portfolio Total/Weighted Average			1,408,410	—	—	$59,242	98.1%	$42.88

Property	Acquisition Date	Property Type	Net Rentable Square Feet (1)	Space Under Active Development (2)	Space Held for Development (3)	Annualized Rent (4)	Percent Occupied (5)	Annualized Rent per Occupied Square Foot ($) (6)
Managed Portfolio Total/Weighted Average			21,695,016	1,304,853	1,174,957	$1,274,962	93.1%	$63.13

Digital Realty Share Total/Weighted Average (17)			20,600,484	1,304,853	1,174,957	$1,231,500	92.8%	$64.43

NON-MANAGED UNCONSOLIDATED JOINT VENTURES

Seattle
2001 Sixth Avenue	Nov-06	Data Center	400,369	—	—	$33,399	98.7%	$84.54
2020 Fifth Avenue	Sep-11	Data Center	51,000	—	—	4,813	100.0%	94.37
Total			451,369	—	—	$38,212	98.8%	$85.66

Non-Managed Portfolio Total/Weighted Average			451,369	—	—	$38,212	98.8%	$85.66

Portfolio Total/Weighted Average			22,146,385	1,304,853	1,174,957	$1,313,174	93.2%	$63.62

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

(2)	Space under active development includes current base building and data center projects in progress.

(3)	Space held for future development includes space held for future data center development, and excludes space under active development.

(4)	Annualized rent represents the monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2014 multiplied by 12.

(5)
Excludes space held for future development and space under active development. We estimate the total square feet available for lease based on a number of factors in addition to contractually leased square feet, including available power, required support space and common area.

(6)	Annualized rent per square foot represents annualized rent as computed above, divided by the total square footage under lease as of the same date.

(7)	Building razed in 2013, included in land inventory.

(8)
111 Eighth Avenue (2nd and 6th floors), 8100 Boone Boulevard, 111 Eighth Avenue (3rd and 7th floors) and 410 Commerce Boulevard are leased by us pursuant to leases that expire in June 2024, September 2017, February 2022 and December 2026, respectively. The lease at 111 Eighth Avenue (2nd and 6thfloors) has an option to extend the lease until June 2034 and the lease at 111 Eighth Avenue (3rd and 7thfloors) has an option to extend the lease until February 2032.

(9)	We are party to a ground sublease for this property. The term of the ground sublease expires in September 2083. All of the lease payments were prepaid by the prior owner of this property.

(10)	We are party to a ground sublease for this property. The term of the ground sublease expires in the year 2082.

(11)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2014 of $1.56 to £1.00. Manchester Technopark is subject to a ground lease, which expires in the year 2125.

(12)
Rental amounts were calculated based on the exchange rate in effect on December 31, 2014 of $1.21 to €1.00. PaulVan Vlissingenstraat 16, Chemin de l’Epinglier 2, Clonshaugh Industrial Estate I and II and Cateringweg 5 are subject to ground leases, which expire in the years 2054, 2074, 2981 and 2059, respectively.

(13)	We are party to a ground sublease for this property. This is a perpetual ground sublease. Lease payments were prepaid by the prior owner of this property through December 2036.

(14)
Rental amounts were calculated based on the exchange rate in effect on December 31, 2014 of $0.75 to S$1.00. 29A International Business Park is subject to a ground lease, which expires in the year 2038.

(15)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2014 of $0.82 to A$1.00.

(16)
These properties were contributed to unconsolidated joint ventures that were formed with an investment fund managed by Prudential Real Estate Investors (PREI®) and an affiliate of Griffin Capital Essential Asset REIT, Inc. (GCEAR).

(17)	Represents consolidated portfolio plus our managed portfolio of unconsolidated joint ventures based on our ownership percentage.

Tenant Diversification
As of December 31, 2014, our portfolio was leased to approximately 650 companies, many of which are nationally recognized firms. The following table sets forth information regarding the 20 largest tenants in our portfolio based on annualized rent as of December 31, 2014 (dollar amounts in thousands).

	Tenant	Number of Locations	Total Occupied Square Feet(1)(5)	Percentage of Net Rentable Square Feet(5)	Annualized Rent(2)(5)	Percentage of Annualized Rent(5)	Weighted Average Remaining Lease Term in Months
1	CenturyLink, Inc. (3)	43	2,362,936	11.5%	$89,254	7.2%	71
2	IBM (4)	16	628,700	3.1%	82,846	6.7%	83
3	TelX Group, Inc.	12	341,202	1.7%	51,339	4.2%	159
4	Equinix Operating Company, Inc.	11	1,007,550	4.9%	48,605	3.9%	153
5	Facebook, Inc.	4	182,293	0.9%	30,445	2.5%	49
6	AT & T	22	612,256	3.0%	26,121	2.1%	53
7	Morgan Stanley	5	173,061	0.8%	25,469	2.1%	74
8	Deutsche Bank AG	3	113,461	0.6%	22,383	1.8%	43
9	JPMorgan Chase & Co.	7	220,003	1.1%	22,115	1.8%	73
10	SunGard Availability Services LP	9	384,894	1.9%	21,569	1.8%	81
11	Verizon Communications, Inc.	36	320,703	1.6%	20,336	1.7%	69
12	NTT Communications Company	7	225,905	1.1%	20,228	1.6%	82
13	TATA Communications (UK)	9	166,761	0.8%	18,342	1.5%	85
14	LinkedIn Corporation	2	193,190	0.9%	17,483	1.4%	116
15	Amazon	9	301,234	1.5%	13,648	1.1%	60
16	Navisite Europe Limited	4	88,663	0.4%	13,194	1.1%	90
17	Nomura International PLC	2	63,137	0.3%	12,702	1.0%	61
18	Pfizer, Inc.	1	97,069	0.5%	11,886	1.0%	36
19	Level 3 Communications, LLC	45	311,417	1.5%	11,591	0.9%	83
20	Yahoo! Inc.	2	110,847	0.5%	11,318	0.9%	26
	Total/Weighted Average		7,905,282	38.6%	$570,874	46.2%	85

(1)
Occupied square footage is defined as leases that commenced on or before December 31, 2014. For some of our properties, we calculate occupancy based on factors in addition to contractually leased square feet, including available power, required support space and common area.

(2)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2014 multiplied by 12.

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

Lease Distribution
The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on net rentable square feet (excluding approximately 1.3 million square feet of space under active development and approximately

1.2 million square feet of space held for future development at December 31, 2014) under lease as of December 31, 2014 (dollar amounts in thousands).

Square Feet Under Lease	Total Net Rentable Square Feet(1)(3)	Percentage of Net Rentable Square Feet(1)	Annualized Rent(2)(3)	Percentage of Annualized Rent
Available	1,487,305	7.2%	$—	—%
2,500 or less	771,608	3.7%	77,401	6.3%
2,501 - 10,000	2,365,537	11.5%	237,105	19.3%
10,001 - 20,000	3,769,694	18.3%	374,979	30.4%
20,001 - 40,000	3,343,206	16.2%	238,206	19.3%
40,001 - 100,000	4,587,367	22.3%	190,431	15.5%
Greater than 100,000	4,275,767	20.8%	113,379	9.2%
Portfolio Total	20,600,484	100.0%	$1,231,500	100.0%

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

(2)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2014 multiplied by 12.

(3)	Represents consolidated portfolio plus our managed portfolio of unconsolidated joint ventures based on our ownership percentage.

Lease Expirations
The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2014 plus available space for ten calendar years at the properties in our portfolio, excluding approximately 1.3 million square feet of space under active development and approximately 1.2 million square feet of space held for future development at December 31, 2014. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options and all early termination rights (dollar amounts in thousands).

Year	Square Footage of Expiring Leases(1)(4)	Percentage of Net Rentable Square Feet(4)	Annualized Rent(2)(4)	Percentage of Annualized Rent(4)	Annualized Rent Per Occupied Square Foot(4)	Annualized Rent Per Occupied Square Foot at Expiration(4)	Annualized Rent at Expiration
Available	1,487,305	7.2%
Month to Month(3)	54,705	0.3%	$4,234	0.3%	$77	$77	$4,234
2015	1,640,953	8.0%	93,977	7.6%	57	58	94,841
2016	1,390,069	6.7%	91,337	7.4%	66	68	94,196
2017	1,565,862	7.6%	88,385	7.2%	56	59	92,412
2018	1,643,729	8.0%	125,254	10.2%	76	82	135,530
2019	2,473,987	12.0%	193,966	15.8%	78	89	220,030
2020	1,392,440	6.8%	106,039	8.6%	76	88	122,658
2021	1,381,109	6.7%	88,016	7.1%	64	76	104,569
2022	1,491,708	7.2%	73,836	6.0%	49	59	87,988
2023	863,412	4.2%	59,309	4.8%	69	85	73,798
2024	1,206,190	5.9%	96,275	7.8%	80	100	120,328
Thereafter	4,009,016	19.5%	210,873	17.1%	53	75	299,438
Portfolio Total / Weighted Average	20,600,484	100.0%	$1,231,500	100.0%	$64	$76	$1,450,023

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

(2)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2014 multiplied by 12.

(3)	Includes leases, licenses and similar agreements that upon expiration have been automatically renewed on a month-to-month basis.

(4)	Represents consolidated portfolio plus our managed portfolio of unconsolidated joint ventures based on our ownership percentage.

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary course of our business, we may become subject to tort claims, breach of contract and other claims and administrative proceedings. As of December 31, 2014, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

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

	High	Low	Dividends Declared
First Quarter 2013	$72.92	$62.75	$0.78000
Second Quarter 2013	$74.00	$56.02	$0.78000
Third Quarter 2013	$65.43	$50.98	$0.78000
Fourth Quarter 2013	$58.35	$43.04	$0.78000
First Quarter 2014	$57.52	$48.85	$0.83000
Second Quarter 2014	$59.50	$51.33	$0.83000
Third Quarter 2014	$67.75	$57.64	$0.83000
Fourth Quarter 2014	$70.92	$62.19	$0.83000
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
As of February 17, 2015, there were approximately 171 holders of record of Digital Realty Trust, Inc.’s common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Digital Realty Trust, L.P.
There is no established trading market for Digital Realty Trust, L.P.’s common units of limited partnership. As of February 17, 2015, there were 41 holders of record of common units, including Digital Realty Trust, L.P.’s general partner, Digital Realty Trust, Inc.
The following table sets forth, for the periods indicated, the distributions per common unit that our operating partnership declared with respect to the periods indicated.

Distributions Declared
First Quarter 2013	$0.78000
Second Quarter 2013	$0.78000
Third Quarter 2013	$0.78000
Fourth Quarter 2013	$0.78000
First Quarter 2014	$0.83000
Second Quarter 2014	$0.83000
Third Quarter 2014	$0.83000
Fourth Quarter 2014	$0.83000
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

STOCK PERFORMANCE GRAPH
The following graph compares the yearly change in the cumulative total stockholder return on Digital Realty Trust, Inc.’s common stock during the period from December 31, 2009 through December 31, 2014, with the cumulative total return on the MSCI US REIT Index (RMS) and the S&P 500 Market Index. The comparison assumes that $100 was invested on December 31, 2009 in Digital Realty Trust, Inc.’s common stock and in each of these indices and assumes reinvestment of dividends, if any.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG DIGITAL REALTY TRUST, INC., S&P 500 INDEX AND RMS INDEX
Assumes $100 invested on December 31, 2009
Assumes dividends reinvested
To fiscal year ending December 31, 2014

Pricing Date	DLR($)	S&P 500($)	RMS($)
December 31, 2009	100.0	100.0	100.0
December 31, 2010	106.1	115.1	128.5
December 31, 2011	143.7	117.5	139.6
December 31, 2012	152.4	136.3	164.5
December 31, 2013	116.6	180.4	168.5
December 31, 2014	166.3	205.1	219.7

•
This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

•	The stock price performance shown on the graph is not necessarily indicative of future price performance.

•	The hypothetical investment in Digital Realty Trust, Inc.’s common stock presented in the stock performance graph above is based on the closing price of the common stock on December 31, 2009.

SALES OF UNREGISTERED EQUITY SECURITIES
Digital Realty Trust, Inc.
None.
Digital Realty Trust, L.P.
During the year ended December 31, 2014, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, in the amounts and for the consideration set forth below:
During the year ended December 31, 2014, Digital Realty Trust, Inc. issued an aggregate of 42,757 shares of its common stock upon the exercise of stock options. Digital Realty Trust, Inc. contributed the proceeds from the option exercises of approximately $0.7 million to our operating partnership in exchange for an aggregate of 42,757 common units, as required by our operating partnership’s partnership agreement.

During the year ended December 31, 2014, Digital Realty Trust, Inc. issued an aggregate of 179,768 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our operating partnership issued a restricted common unit to Digital Realty Trust, Inc. During the year ended December 31, 2014, our operating partnership issued an aggregate of 179,768 common units to Digital Realty Trust, Inc., as required by our operating partnership’s partnership agreement. During the year ended December 31, 2014, an aggregate of 55,605 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net issuance of 124,163 shares of common stock.
All other issuances of unregistered equity securities of our operating partnership during the year ended December 31, 2014 have previously been disclosed in filings with the SEC. For all issuances of units to Digital Realty Trust, Inc., our operating partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with over $9 billion in total consolidated assets and as our operating partnership’s majority owner and general partner as the basis for the exemption under Section 4(2) of the Securities Act.
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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Amounts in thousands, except share and per share data)
Statement of Operations Data:
Operating Revenues:
Rental	$1,256,086	$1,155,051	$990,715	$820,711	$682,026
Tenant reimbursements	350,234	323,286	272,309	211,811	178,081
Fee income	7,268	3,520	8,428	29,286	4,923
Other	2,850	402	7,615	902	371
Total operating revenues	1,616,438	1,482,259	1,279,067	1,062,710	865,401
Operating Expenses:
Rental property operating and maintenance	503,140	456,596	381,227	307,922	250,225
Property taxes	91,538	90,321	69,475	49,946	44,432
Insurance	8,643	8,743	9,600	8,024	8,133
Construction management	378	764	1,596	22,715	1,542
Change in fair value of contingent consideration	(8,093)	(1,762)	(1,051)	—	—
Depreciation and amortization	538,513	475,464	382,553	310,425	263,903
General and administrative	93,188	65,653	57,209	53,624	47,196
Transactions	1,303	4,605	11,120	5,654	7,438
Impairment on investments in real estate	126,470	—	—	—	—
Other	2,692	63	1,260	90	226
Total operating expenses	1,357,772	1,100,447	912,989	758,400	623,095
Operating income	258,666	381,812	366,078	304,310	242,306
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	13,289	9,796	8,135	4,952	5,254
Gain on insurance settlement	—	5,597	—	—	—
Gain on sale of property	15,945	—	—	—	—
Gain on contribution of investment properties to unconsolidated joint venture	95,404	115,609	—	—	—
Gain on sale of equity investment	14,551	—	—	—	—
Interest and other income	2,663	139	1,892	3,260	616
Interest expense	(191,085)	(189,399)	(157,108)	(149,350)	(137,384)
Tax expense	(5,238)	(1,292)	(2,647)	42	(1,851)
Loss from early extinguishment of debt	(780)	(1,813)	(303)	(1,088)	(3,529)
Net income	203,415	320,449	216,047	162,126	105,412
Net income attributable to noncontrolling interests	(3,232)	(5,961)	(5,713)	(5,861)	(3,118)
Net income attributable to Digital Realty Trust, Inc.	200,183	314,488	210,334	156,265	102,294
Preferred stock dividends	(67,465)	(42,905)	(38,672)	(25,397)	(37,004)
Costs on redemption of preferred stock	—	—	—	—	(6,951)
Net income available to common stockholders	$132,718	$271,583	$171,662	$130,868	$58,339
Per Share Data:
Basic income per share available to common stockholders	$1.00	$2.12	$1.48	$1.33	$0.69
Diluted income per share available to common stockholders	$0.99	$2.12	$1.48	$1.32	$0.68
Cash dividend per common share	$3.32	$3.12	$2.92	$2.72	$2.02

Weighted average common shares outstanding:
Basic	133,369,047	127,941,134	115,717,667	98,405,375	84,275,498
Diluted	133,637,235	128,127,641	116,006,577	99,169,749	86,013,471

	December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Net investments in real estate	$8,203,287	$8,384,086	$7,603,136	$5,242,515	$4,584,477
Total assets	9,526,784	9,626,830	8,819,214	6,098,566	5,329,483
Global revolving credit facility	525,951	724,668	723,729	275,106	333,534
Unsecured term loan	976,600	1,020,984	757,839	—	—
Unsecured senior notes, net of discount	2,791,758	2,364,232	1,738,221	1,441,072	1,066,030
Exchangeable senior debentures, net of discount	—	266,400	266,400	266,400	353,702
Mortgages and other secured loans, net of premiums	378,818	585,608	792,376	947,132	1,043,188
Total liabilities	5,612,546	5,980,318	5,320,830	3,518,155	3,274,820
Total stockholders equity	3,878,256	3,610,516	3,468,305	2,522,917	1,962,518
Noncontrolling interests in operating partnership	29,191	29,027	24,135	45,057	52,436
Noncontrolling interests in consolidated joint ventures	6,791	6,969	5,944	12,437	39,709
Total liabilities and equity	$9,526,784	$9,626,830	$8,819,214	$6,098,566	$5,329,483

	Year ended December 31,
	2014	2013	2012	2011	2010
Cash flows from (used in):
Operating activities	$655,888	$656,390	$542,948	$400,956	$359,029
Investing activities	(644,180)	(1,060,609)	(2,475,933)	(830,802)	(1,737,700)
Financing activities	(27,195)	404,746	1,948,635	458,758	1,318,070

SELECTED COMPANY FINANCIAL AND OTHER DATA (Digital Realty Trust, L.P.)
The following table sets forth selected consolidated financial and operating data on an historical basis for our operating partnership.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Amounts in thousands, except unit and per unit data)
Statement of Operations Data:
Operating Revenues:
Rental	$1,256,086	$1,155,051	$990,715	$820,711	$682,026
Tenant reimbursements	350,234	323,286	272,309	211,811	178,081
Fee income	7,268	3,520	8,428	29,286	4,923
Other	2,850	402	7,615	902	371
Total operating revenues	1,616,438	1,482,259	1,279,067	1,062,710	865,401
Operating Expenses:
Rental property operating and maintenance	503,140	456,596	381,227	307,922	250,225
Property taxes	91,538	90,321	69,475	49,946	44,432
Insurance	8,643	8,743	9,600	8,024	8,133
Construction management	378	764	1,596	22,715	1,542
Change in fair value of contingent consideration	(8,093)	(1,762)	(1,051)	—	—
Depreciation and amortization	538,513	475,464	382,553	310,425	263,903
General and administrative	93,188	65,653	57,209	53,624	47,196
Transactions	1,303	4,605	11,120	5,654	7,438
Impairment on investments in real estate	126,470	—	—	—	—
Other	2,692	63	1,260	90	226
Total operating expenses	1,357,772	1,100,447	912,989	758,400	623,095
Operating income	258,666	381,812	366,078	304,310	242,306
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	13,289	9,796	8,135	4,952	5,254
Gain on insurance settlement	—	5,597	—	—	—
Gain on sale of property	15,945	—	—	—	—
Gain on contribution of investment properties to unconsolidated joint venture	95,404	115,609	—	—	—
Gain on sale of equity investment	14,551	—	—	—	—
Interest and other income	2,663	139	1,892	3,260	616
Interest expense	(191,085)	(189,399)	(157,108)	(149,350)	(137,384)
Tax expense	(5,238)	(1,292)	(2,647)	42	(1,851)
Loss from early extinguishment of debt	(780)	(1,813)	(303)	(1,088)	(3,529)
Net income	203,415	320,449	216,047	162,126	105,412
Net (income) loss attributable to noncontrolling interests in consolidated joint ventures	(465)	(595)	444	324	288
Net income attributable to Digital Realty Trust, L.P.	202,950	319,854	216,491	162,450	105,700
Preferred units distributions	(67,465)	(42,905)	(38,672)	(25,397)	(37,004)
Costs on redemption of preferred units	—	—	—	—	(6,951)
Net income available to common unitholders	$135,485	$276,949	$177,819	$137,053	$61,745

Per Unit Data:
Basic income per unit available to common unitholders	$1.00	$2.12	$1.48	$1.33	$0.69
Diluted income per unit available to common unitholders	$0.99	$2.12	$1.48	$1.32	$0.68
Cash distributions per common unit	$3.32	$3.12	$2.92	$2.72	$2.02
Weighted average common units outstanding:
Basic	136,122,661	130,462,534	119,861,380	103,053,004	89,261,172
Diluted	136,390,849	130,649,041	120,150,290	103,817,378	90,999,145

	December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Net investments in real estate	$8,203,287	$8,384,086	$7,603,136	$5,242,515	$4,584,477
Total assets	9,526,784	9,626,830	8,819,214	6,098,566	5,329,483
Global revolving credit facility	525,951	724,668	723,729	275,106	333,534
Unsecured term loan	976,600	1,020,984	757,839	—	—
Unsecured senior notes, net of discount	2,791,758	2,364,232	1,738,221	1,441,072	1,066,030
Exchangeable senior debentures, net of discount	—	266,400	266,400	266,400	353,702
Mortgages and other secured loans, net of premiums	378,818	585,608	792,376	947,132	1,043,188
Total liabilities	5,612,546	5,980,318	5,320,830	3,518,155	3,274,820
General partner’s capital	3,923,302	3,599,825	3,480,496	2,578,797	2,004,599
Limited partners’ capital	32,578	31,261	26,854	49,244	56,215
Accumulated other comprehensive income (loss)	(48,433)	8,457	(14,910)	(60,067)	(45,860)
Noncontrolling interests in consolidated joint ventures	6,791	6,969	5,944	12,437	39,709
Total liabilities and capital	$9,526,784	$9,626,830	$8,819,214	$6,098,566	$5,329,483

	Year ended December 31,
	2014	2013	2012	2011	2010
Cash flows from (used in):
Operating activities	$655,888	$656,390	$542,948	$400,956	$359,029
Investing activities	(644,180)	(1,060,609)	(2,475,933)	(830,802)	(1,737,700)
Financing activities	(27,195)	404,746	1,948,635	458,758	1,318,070

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
Business and strategy. Our primary business objectives are to maximize: (i) sustainable long-term growth in earnings and funds from operations per share and unit, (ii) cash flow and returns to our stockholders and our operating partnership’s unitholders through the payment of distributions and (iii) return on invested capital. We expect to achieve our objectives by focusing on our core business of investing in and developing technology-related real estate. A significant component of our current and future internal growth is anticipated through the development of our existing space held for development and acquisition of new properties. We target high quality, strategically located properties containing applications and operations critical to the day-to-day operations of corporate enterprise datacenter and technology industry tenants and properties that may be developed for such use. Most of our properties contain fully redundant electrical supply systems, multiple power feeds, above-standard cooling systems, raised floor areas, extensive in-building communications cabling and high-level security systems. We focus solely on technology-related real estate because we believe that the growth in corporate datacenter adoption and the technology-related real estate industry generally will continue to be superior to that of the overall economy.
As of December 31, 2014, we owned an aggregate of 131 properties, including 14 properties held as investments in unconsolidated joint ventures, with approximately 24.6 million rentable square feet including approximately 1.3 million square feet of space under active development and approximately 1.2 million square feet of space held for future development. The 14 properties held as investments in unconsolidated joint ventures have an aggregate of approximately 1.9 million rentable square feet. The 14 parcels of developable land we own comprised approximately 178 acres. At December 31, 2014, approximately 1.3 million square feet was under construction for Turn-Key Flex®, Powered Base Building® and Custom Solutions products, all of which are expected to be income producing on or after completion, in six U.S. domestic markets, one European market, one Canadian market, one Australian market and our Singapore market, consisting of approximately 0.7 million square feet of base building construction and 0.6 million square feet of data center construction.
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
We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to Digital Realty Trust, Inc.’s common stock and preferred stock. We currently intend to limit our indebtedness to 60% of our total enterprise value and, based on the closing price of Digital Realty Trust, Inc. common stock on December 31, 2014 of $66.30, our ratio of debt to total enterprise value was approximately 31%. Our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our company’s incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of

Digital Realty Trust, Inc. common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.
Revenue base. As of December 31, 2014, we owned 131 properties through our operating partnership, including 14 properties held as investments in unconsolidated joint ventures and developable land. These properties are mainly located throughout the U.S., with 21 properties located in Europe, three properties in Australia, two properties in Canada and two properties in Asia. We, through our predecessor, acquired our first portfolio property in January 2002 and have added properties through acquisition and development activities as follows:

Year Ended December 31:	Operating Properties Acquired (1)		Net Rentable Square Feet (2)	Square Feet of Space Under Active Development as of December 31, 2014 (3)	Square Feet of Space Held for Future Development as of December 31, 2014 (4)
2002	4		1,093,250	—	46,530
2003	6		1,074,662	—	—
2004	10		2,539,544	—	120,172
2005	20		3,465,812	—	106,687
2006	18		2,851,131	—	30,926
2007	13	(5)	1,742,398	—	84,268
2008	5		436,458	86,656	127,790
2009	8	(6)(8)(9)	1,622,180	253,890	13,574
2010	15		2,436,169	78,394	108,043
2011	10	(7)	1,283,845	403,703	133,632
2012	15		2,562,464	248,771	264,550
2013	7		1,025,273	233,439	138,785
2014	—		—	—	—
Operating properties owned as of December 31, 2014	131		22,133,186	1,304,853	1,174,957

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

(2)
Current net rentable square feet as of December 31, 2014, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes tenants’ proportional share of common areas but excludes space held for development.

(3)	Space under active development includes current base building and data center projects in progress.

(4)	Space held for future development includes space held for future data center development, and excludes space under active development as of December 31, 2014.

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

As of December 31, 2014, the properties in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, were approximately 93.2% leased excluding approximately 1.3 million square feet of space under active development and approximately 1.2 million square feet of space held for future development. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of December 31, 2014, our average lease term at signing is approximately 12 years, with an average of approximately six years remaining. Our scheduled lease expirations through December 31, 2016 are 14.7% of rentable square feet excluding month-to-month leases, space under active development and space held for future development as of December 31, 2014.
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
On March 5, 2014, we contributed the 636 Pierce Street property, which we acquired in December 2013, to our unconsolidated joint venture with PREI®. The property was valued at approximately $40.4 million and subject to $26.1 million in debt, which the joint venture assumed. The PREI® fund contributed approximately $11.4 million in cash for their 80% share of the net asset value of $14.3 million. Subsequent to the closing, the joint venture refinanced its existing debt with $23.0 million drawn from the joint venture’s bank facility. Including the refinancing costs, the PREI® fund contributed $17.5 million for the 636 Pierce Street property, bringing its contributed capital in the joint venture to $164.8 million.
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

Factors Which May Influence Future Results of Operations
Global market and economic conditions
United States and international market and economic conditions in recent years have been unprecedented and challenging with tighter credit conditions and slower economic growth in many markets in which we own properties and conduct our operations. The U.S. and global economies have experienced a recession and face continued concerns about the systemic impact of adverse economic conditions, such as high energy costs, geopolitical issues, the availability and cost of credit, unstable global financial and mortgage markets, high corporate, consumer and governmental debt levels, ongoing sovereign debt and economic issues in European countries, and high unemployment. The European debt crisis has raised concerns regarding the debt burden of certain countries using the euro as their currency and their ability to meet future financial obligations. While recent economic trends across the eurozone have been largely positive, concerns remain regarding the creditworthiness of certain European countries which could lead to the re-introduction of individual currencies in one or more Eurozone countries. These potential developments, or market perceptions concerning these and related issues, could adversely affect our leasing and financing activities, rents we receive, potential acquisitions and development projects in Europe.
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
Foreign currency exchange risk. For the years ended December 31, 2014 and 2013, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Swiss franc, Australian dollar, Singapore dollar, Canadian dollar, Hong Kong dollar and the Japanese yen. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.
Rental income. The amount of rental income generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding approximately 1.3 million square feet of space under active development and approximately 1.2 million square feet of space held for future development as of December 31, 2014, the occupancy rate of the properties in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, was approximately 93.2% of our net rentable square feet.
As of December 31, 2014, we had over 650 tenants in our portfolio, including the 14 properties held in our managed portfolio of unconsolidated joint ventures. As of December 31, 2014, approximately 91% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.
The amount of rental income generated by us also depends on maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and market rates for data center space. Included in our approximately 20.3 million net rentable square feet, excluding space under active development and space held for future development and 14 properties held as investments in unconsolidated joint ventures, at December 31, 2014 is approximately 0.6 million square feet of datacenter space with extensive installed tenant improvements available for lease. Since our IPO, we have leased approximately 4.0 million square feet of similar space, including Turn-Key Flex® space. Our Turn-Key Flex® product is an effective solution for tenants who prefer to utilize a partner with the expertise or capital budget to provide extensive datacenter infrastructure and security. Our expertise in datacenter construction and operations enables us to lease space to these tenants at a premium over other uses. In addition, as of December 31, 2014, we had approximately 1.3 million square feet of space under active development and approximately 1.2 million square feet of space held for future development, or approximately 10% of the total rentable space in our portfolio, including one vacant property comprising approximately 0.1 million square feet and the 14 properties held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop space and lease development space at favorable rates, which we may not be able to obtain. Development space requires significant capital investment in order to develop datacenter facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for development space. We may purchase additional vacant properties and properties with vacant development space in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”
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

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 1.5 million square feet of available space in our portfolio, which excludes approximately 1.3 million square feet of space under active development and approximately 1.2 million square feet of space held for future development as of December 31, 2014 and the two properties held as investments in our non-managed unconsolidated joint ventures, leases representing approximately 8.0% and 6.7% of the net rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2015 and 2016, respectively.
During the year ended December 31, 2014, we signed new leases totaling approximately 1.4 million square feet of space and renewal leases totaling approximately 1.3 million square feet of space. The following table summarizes our leasing activity in the year ended December 31, 2014:

	Number of Leases (1)	Rentable Square Feet(1)	Expiring Rates (2)	New Rates (2)	Rental Rate Changes	TI’s/Lease Commissions Per Square Foot	Weighted Average Lease Terms (years)
Leasing Activity (3)(4)
Renewals Signed
Turn-Key Flex ®	23	300,273	$140.02	$148.79	6.3%	$5.87	4.8
Powered Base Building ®	21	609,487	$42.36	$53.57	26.5%	$5.70	8.2
Colocation	77	98,983	$204.84	$216.35	5.6%	$2.00	2.2
Non-technical	43	253,358	$22.13	$26.28	18.8%	$11.74	6.1
New Leases Signed (5)
Turn-Key Flex ®	68	612,232	—	$163.45	—	$49.27	6.4
Powered Base Building ®	5	182,632	—	$71.94	—	$0.52	14.4
Custom Solutions	8	119,709	—	$147.02	—	$37.61	5.5
Colocation	188	94,226	—	$209.76	—	$55.73	4.2
Non-technical	50	401,869	—	$19.94	—	$29.85	9.1
Leasing Activity Summary
Turn-Key Flex ®	91	912,505	—	$158.62	—	—
Powered Base Building ®	26	792,119	—	$57.80	—	—
Custom Solutions	8	119,709	—	$147.02	—
Colocation	265	193,209	—	$213.14	—	—
Non-technical	93	655,227	—	$22.40	—	—

(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.

(2)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.

(3)	Excludes short term leases.

(4)	Commencement dates for the leases signed range from 2014 to 2017.

(5)	Includes leases signed for new and re-leased space.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key markets for datacenter space and, subject to the supply of available datacenter space in these markets, expect the rental rates we are likely to achieve on any new, re-leased or renewed datacenter space leases for 2015 expirations on an average aggregate basis will generally be higher than the rates currently being paid for the same space on a GAAP basis and flat on a cash basis. For the year ended December 31, 2014, rents on renewed space increased by an average of 6.3% on a GAAP basis on our Turn-Key Flex® space compared to the expiring rents and increased by an average of 26.5% on a GAAP basis on our Powered Base Building® space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/

renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for datacenter space, competition from other datacenter developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Market concentration. We depend on the market for technology-based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of December 31, 2014, our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of December 31, 2014 total annualized rent (1)
London, United Kingdom	10.8%
Northern Virginia	10.8%
Dallas	10.3%
Silicon Valley	9.3%
New York Metro	8.7%
Chicago	7.2%
Phoenix	6.4%
San Francisco	6.3%
Boston	4.1%
Los Angeles	3.5%
Seattle	3.2%
Singapore	2.9%
Paris, France	2.1%
Other	14.4%
Total	100.0%

(1)
Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2014 multiplied by 12. The aggregate amount of abatements for the year ended December 31, 2014 was approximately $31.1 million.

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
The EPA has already finalized its GHG “reporting rule,” which requires that certain emitters, including electricity generators, monitor and report GHG emissions. The EPA has also finalized rules imposing permitting and control technology requirements upon certain newly-constructed or modified facilities which emit GHGs under the Clean Air Act New Source Review Prevention of Significant Deterioration, or NSR PSD, and Title V permitting programs. As a result, newly-issued NSR PSD or Title V permits for new or modified electricity generating and other facilities may need to address GHG emissions, including by requiring the installation of Best Available Control Technology. In addition, the EPA proposed in April 2012 a rule that would set a GHG emission standard applicable to new electricity generating units, and the EPA re-proposed the rule in September 2013. In June 2014, the EPA released a proposal to regulate carbon dioxide emissions from existing power plants and set mandatory CO2 reduction targets for each state, an effort designed to achieve a thirty percent CO2 emission reduction over 2005 levels by 2030. EPA announced in January 2015 that it plans to issue in summer 2015 final rules regulating carbon dioxide emissions from new and existing power plants. At the state level, California implemented a GHG cap-and-trade program that began imposing compliance obligations on industrial sectors, including electricity generators and importers, in January 2013. In addition, since 2005 the European Union (including the United Kingdom) has been operating under a cap-and-trade program, which directly affects the largest emitters of GHGs, including electricity producers from whom we purchase power.
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
Interest rates. As of December 31, 2014, we had approximately $553.9 million of variable rate debt subject to interest rate swap agreements on certain tranches of our unsecured term loan, along with $526.0 million and $422.7 million of variable rate debt that was outstanding on the global revolving credit facility and the unswapped portion of the unsecured term loan, respectively. The availability of debt and equity capital may decrease as a result of the circumstances described above under “Global market and economic conditions.” The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.
Demand for datacenter space. Our portfolio of properties consists primarily of technology-related real estate and datacenter real estate in particular. A decrease in the demand for, or increase in supply of, datacenter space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. We have invested in building out additional inventory primarily in what we anticipate will be our active major markets prior to having executed leases with respect to this space. We believe that demand continues to exceed supply in most markets in which we operate, particularly in Dallas, Northern Virginia and Dublin; whereas we anticipate that our Silicon Valley market may be at risk of significant over-supply. However, until this inventory is leased up, which will depend on a number of factors, including available datacenter space in these markets, our return on invested capital is negatively impacted. Our development activities make us particularly susceptible to general economic slowdowns, including recessions and the other circumstances described above under “Global market and economic conditions,” as well as adverse developments in the corporate datacenter, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for datacenter space. Reduced demand could also result from business relocations, including to markets that we do not currently serve. Changes in industry practice or in technology, such as virtualization technology, more efficient computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical datacenter space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. In addition, demand for datacenter space in our properties, or the rates at which we lease space, may be adversely impacted either across our portfolio or in specific markets as a result of an increase in the number of competitors, or the amount of space being offered in our markets and other markets by our competitors.
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
We generally estimate the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs that a market participant would use based on the highest and best use of the asset, which is similar to the income approach that is commonly utilized by appraisers. In certain cases, we may supplement this analysis by obtaining outside broker opinions of value.
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
We must make subjective estimates as to when our revenue is earned and the collectability of our accounts receivable related to minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness and current economic trends when evaluating the adequacy of the allowance for bad debts. These estimates have a direct impact on our net revenue because a higher bad debt allowance would result in lower net revenue, and recognizing rental revenue as earned in one period versus another would result in higher or lower net revenue for a particular period.
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

Results of Operations
The discussion below relates to our financial condition and results of operations for the years ended December 31, 2014, 2013 and 2012. A summary of our operating results from continuing operations for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands).

	Year Ended December 31,
	2014	2013	2012
Income Statement Data:
Total operating revenues	$1,616,438	$1,482,259	$1,279,067
Total operating expenses	(1,357,772)	(1,100,447)	(912,989)
Operating income	258,666	381,812	366,078
Other expenses, net	(55,251)	(61,363)	(150,031)
Net income	$203,415	$320,449	$216,047
Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of this growth, our period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses resulting both from the property additions to our portfolio, as well as on a “same store” property basis (same store properties are properties that were owned as of December 31, 2012 and excludes 10 properties that were contributed to our joint venture with the PREI®-managed fund in September 2013 and March 2014 and one property that was contributed to our joint venture with the GCEAR affiliate in September 2014 along with any properties that have been sold) and on a stabilized portfolio basis. Our stabilized portfolio includes properties owned as of December 31, 2012 with less than 5% of total rentable square feet under development and excludes properties that were undergoing, or were expected to undergo, development activities in 2013-2014 and properties sold or contributed to joint ventures. The following table identifies each of the properties in our portfolio acquired from January 1, 2012 through December 31, 2014.

Acquired Buildings	Acquisition Date	Space under active development as of December 31, 2014 (1)	Space held for future development as of December 31, 2014 (1)	Net rentable square feet excluding development space (2)	Square feet including development space	Occupancy rate as of December 31, 2014 (3)
As of December 31, 2011 (109 properties)		923,158	771,622	18,545,449	20,240,229	92.4%
Year Ended December 31, 2012
Convergence Business Park (Dallas)	Feb-12	—	—	829,372	829,372	98.5%
9333 Grand Avenue (Chicago)	May-12	7,708	6,837	102,970	117,515	95.5%
9355 Grand Avenue (Chicago)	May-12	226,500	—	25,000	251,500	100.0%
9377 Grand Avenue (Chicago)	May-12	—	166,709	—	166,709	—%
8025 North Interstate 35 (Austin)	May-12	—	—	62,237	62,237	100.0%
400 S. Akard Street (Dallas)	Jun-12	—	—	269,563	269,563	94.7%
33 Chun Choi Street (Hong Kong) (4)	Jun-12	—	—	107,321	107,321	75.1%
Croydon (London)	Jul-12	—	—	120,000	120,000	100.0%
Watford (London)	Jul-12	—	—	133,000	133,000	97.3%
Unit 21 Goldworth Park Trading Estate (London)	Jul-12	14,563	91,004	374,433	480,000	100.0%
410 Commerce Boulevard (New York) (5)	Jul-12	—	—	27,943	27,943	100.0%
11900 East Cornell Avenue (Denver)	Sep-12	—	—	285,840	285,840	94.3%
701 Union Boulevard (New York)	Nov-12	—	—	—	—	—%
23 Waterloo Road (Sydney)	Dec-12	—	—	51,990	51,990	100.0%
1 Rue Jean-Pierre (Paris)	Dec-12	—	—	104,666	104,666	100.0%
Liet-dit ie Christ de Saclay (Paris)	Dec-12	—	—	21,337	21,337	100.0%
127 Rue de Paris (Paris)	Dec-12	—	—	59,991	59,991	100.0%
Subtotal		248,771	264,550	2,575,663	3,088,984	97.0%
Year Ended December 31, 2013
17201 Waterview Parkway (Dallas)	Jan-13	—	—	61,750	61,750	100.0%
1900 S. Price Road (Phoenix)	Jan-13	—	108,926	118,348	227,274	100.0%
371 Gough Road (Toronto)	Mar-13	26,524	29,859	41,393	97,776	100.0%
1500 Towerview Road (Minneapolis)	Mar-13	—	—	328,765	328,765	100.0%
MetCenter Business Park (Austin)	May-13	—	—	336,695	336,695	94.3%
Liverpoolweg 10 (Amsterdam)	Jun-13	—	—	29,986	29,986	100.0%
Principal Park (London)	Sep-13	106,400	—	—	106,400	—%
636 Pierce Street (New York)	Dec-13	—	—	108,336	108,336	100.0%
Subtotal		132,924	138,785	1,025,273	1,296,982	98.1%
Total		1,304,853	1,174,957	22,146,385	24,626,195	93.2%

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

(4)	Represents a property held in an unconsolidated joint venture.

(5)
Represents a land parcel, which previously was reported as having 271,000 square feet of space held for future development. The building was razed pursuant to our business plan. Included as a property in our operating property count.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013 and Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012
Portfolio
As of December 31, 2014, our portfolio consisted of 131 properties, including 14 properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 24.6 million rentable square feet including 1.3 million square feet of space under active development and 1.2 million square feet of space held for future development compared to a portfolio consisting of 132 properties, including 12 properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 24.5 million rentable square feet including 1.8 million square feet of space under active development and 1.3 million square feet of space held for future development as of December 31, 2013 and a portfolio consisting of 109 properties, including three properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 23.3 million rentable square feet including 1.4 million square feet of space under active development and 2.0 million square feet of space held for future development as of December 31, 2012. The change in the number of properties in our portfolio reflects the acquisition of 15 properties in 2012 (in addition, three properties were placed into service in 2012 in which the land parcel was acquired prior to January 1, 2012), 7 properties in 2013 (in addition, one property was placed into service in 2013 in which the land parcel was acquired prior to January 1, 2013) and the sale of one property in 2014.
Revenues
Total operating revenues for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	Year Ended December 31,			Change		Percentage Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012	2014 vs 2013	2013 vs 2012
Rental	$1,256,086	$1,155,051	$990,715	$101,035	$164,336	8.7%	16.6%
Tenant reimbursements	350,234	323,286	272,309	26,948	50,977	8.3%	18.7%
Fee income	7,268	3,520	8,428	3,748	(4,908)	106.5%	(58.2)%
Other	2,850	402	7,615	2,448	(7,213)	609.0%	(94.7)%
Total operating revenues	$1,616,438	$1,482,259	$1,279,067	$134,179	$203,192	9.1%	15.9%

As shown by the same store and non-same store table below, the increases in rental revenues and tenant reimbursement revenues in the year ended December 31, 2014 compared to 2013 were due to new leasing at our same store properties, including completed and leased development space, and acquisitions of properties. The increase in fee income in the non-same store pool was mainly due to fees earned from the joint ventures with the PREI®-managed fund and GCEAR. Other revenues changes in the periods presented were primarily due to tenant termination revenues. We acquired 0, 7 and 15 properties during the years ended December 31, 2014, 2013 and 2012, respectively. The following table shows revenues for non-same store (properties that were acquired after December 31, 2012 along with properties contributed to joint ventures and properties sold) and same store properties (all other properties) (in thousands).

	Same Store Year Ended December 31,			Non-Same Store Year Ended December 31,
	2014	2013	Change	2014	2013	Change
Rental	$1,225,530	$1,104,085	$121,445	$30,556	$50,966	$(20,410)
Tenant reimbursements	345,131	313,829	31,302	5,103	9,457	(4,354)
Fee income	—	—	—	7,268	3,520	3,748
Other	2,850	402	2,448	—	—	—
Total operating revenues	$1,573,511	$1,418,316	$155,195	$42,927	$63,943	$(21,016)
Same store rental revenues increased for the year ended December 31, 2014 compared to the same period in 2013 primarily as a result of new leases at our properties during 2014, including leases of completed development space, the largest of which were for space in the Sentrum Portfolio, 43940 Digital Loudoun Plaza, 350 East Cermak Road and 2121 South Price Road. Same store growth was driven by the delivery of approximately 443,000 square feet of leased data center space from within our same store development platform during the last 12 months. In our same store portfolio, we calculate the change in rental rates on renewals signed during the quarter as compared to the previous rent on that same space. During the twelve months ended December 31, 2014, the percentage increase was 12.4% on a GAAP basis. Same store rental revenues increased for the year ended December 31, 2014 as compared to the same period in 2013 as a result of the increase in rentable square feet of leased data center space. During the twelve months ended December 31, 2014, we also delivered approximately 195,000 square feet of un-leased data center space which was one of the drivers impacting occupancy which increased slightly to 93.2% as of December 31, 2014 from 92.6% as of December 31, 2013. Same store tenant reimbursement revenues increased for the year ended December 31, 2014 as compared to the same period in 2013 primarily as a result of new leasing and higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at the Sentrum Portfolio, 365 South Randolphville Road, 43940 Digital Loudoun Plaza and 350 East Cermak Road.
Excluding the effect of 11 properties contributed to our unconsolidated joint ventures and 6 Braham Street (sold in April 2014), non-same store properties revenues increased approximately $11.7 million for the year ended December 31, 2014 compared to the same period in 2013. For the year ended December 31, 2014, 1500 Towerview Road, 7401 E. Ben White Boulevard and 371 Gough Road contributed $6.3 million, or 79%, respectively, of the non-same store increase in rental revenues and tenant reimbursements compared to the same period in 2013.

	Same Store Year Ended December 31,			Non-Same Store Year Ended December 31,
	2013	2012	Change	2013	2012	Change
Rental	$979,531	$895,981	$83,550	$175,520	$94,734	$80,786
Tenant reimbursements	262,222	239,943	22,279	61,064	32,366	28,698
Fee income	—	—	—	3,520	8,428	(4,908)
Other	262	7,615	(7,353)	140	—	140
Total operating revenues	$1,242,015	$1,143,539	$98,476	$240,244	$135,528	$104,716
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
Non-same store properties increases were caused by properties acquired during the period from January 1, 2012 to December 31, 2013. For the year ended December 31, 2013, the Sentrum Portfolio, 9333, 9355, 9377 Grand Avenue and 400 S. Akard contributed $56.3 million, or approximately 84%, of the total non-same store increase in total operating expenses (excluding construction management) compared to the same period in 2012.
The following table shows revenues for the years ended December 31, 2014 and 2013 for stabilized properties and pre-stabilized properties (all other properties) (in thousands).

	Stabilized Year Ended December 31,			Pre-Stabilized Year Ended December 31,
	2014	2013	Change	2014	2013	Change
Rental	$775,852	$759,592	$16,260	$480,234	$395,459	$84,775
Tenant reimbursements	225,089	224,183	906	125,145	99,103	26,042
Fee income	—	—	—	7,268	3,520	3,748
Other	1,871	402	1,469	979	—	979
Total operating revenues	$1,002,812	$984,177	$18,635	$613,626	$498,082	$115,544

Stabilized rental revenues increased for the year ended December 31, 2014 compared to the same period in 2013 primarily as a result of new or renewed leases at our properties during the year ended December 31, 2014, the largest of which were for space at 350 East Cermak Road, 43715 Devin Shafron Drive and The Chess Building (a property within the Sentrum Portfolio). Stabilized tenant reimbursement revenues increased for the year ended December 31, 2014 as compared to the same period in 2013 primarily as a result of new leasing and higher utility expenses being billed to our tenants, the largest occurrences of which were at 111 8th Avenue (2nd and 6th Floors), The Chess Building and 600 West Seventh Avenue.
Pre-stabilized revenue increases were a result of new leases at our properties during the year ended December 31, 2014, primarily leases of completed development space, the largest of which were for space at Unit 21 Goldsworth Park (a property within the Sentrum Portfolio), 43940 Digital Loudoun Plaza, 2121 South Price Road, Digital Houston, 365 South Randolphville Road and 9333, 9355, 9377 Grand Avenue.

	Stabilized Year Ended December 31,			Pre-Stabilized Year Ended December 31,
	2013	2012	Change	2013	2012	Change
Rental	$673,437	$669,130	$4,307	$481,614	$321,585	$160,029
Tenant reimbursements	191,706	185,124	6,582	131,580	87,185	44,395
Fee income	—	—	—	3,520	8,428	(4,908)
Other	248	7,130	(6,882)	154	485	(331)
Total operating revenues	$865,391	$861,384	$4,007	$616,868	$417,683	$199,185
Stabilized rental revenues increased for the year ended December 31, 2013 compared to the same period in 2012 primarily as a result of new or renewed leases at our properties during the year ended December 31, 2013, the largest of which were for space at 350 East Cermak Road, 43715 Devin Shafron Drive and The Chess Building (a property within the Sentrum Portfolio). Stabilized tenant reimbursement revenues increased for the year ended December 31, 2013 as compared to the same period in 2012 primarily as a result of new leasing and higher utility expenses being billed to our tenants, the largest occurrences of which were at 111 8th Avenue (2nd and 6th Floors), The Chess Building and 600 West Seventh Avenue.
Pre-stabilized revenue increases were a result of new leases at our properties during the year ended December 31, 2013, primarily leases of completed development space, the largest of which were for space at Unit 21 Goldsworth Park (a property within the Sentrum Portfolio), 43940 Digital Loudoun Plaza, 2121 South Price Road, Digital Houston, 365 South Randolphville Road and 9333, 9355, 9377 Grand Avenue.
Operating Expenses and Interest Expense
Operating expenses and interest expense during the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	Year Ended December 31,			Change		Percentage Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012	2014 vs 2013	2013 vs 2012
Rental property operating and maintenance	$503,140	$456,596	$381,227	$46,544	$75,369	10.2%	19.8%
Property taxes	91,538	90,321	69,475	1,217	20,846	1.3%	30.0%
Insurance	8,643	8,743	9,600	(100)	(857)	(1.1)%	(8.9)%
Construction management	378	764	1,596	(386)	(832)	(50.5)%	(52.1)%
Change in fair value of contingent consideration	(8,093)	(1,762)	(1,051)	(6,331)	(711)	359.3%	67.6%
Depreciation and amortization	538,513	475,464	382,553	63,049	92,911	13.3%	24.3%
General and administrative	93,188	65,653	57,209	27,535	8,444	41.9%	14.8%
Transactions	1,303	4,605	11,120	(3,302)	(6,515)	(71.7)%	(58.6)%
Impairment of investments in real estate	126,470	—	—	126,470	—	—%	—%
Other	2,692	63	1,260	2,629	(1,197)	4,173.0%	(95.0)%
Total operating expenses	$1,357,772	$1,100,447	$912,989	$257,325	$187,458	23.4%	20.5%
Interest expense	$191,085	$189,399	$157,108	$1,686	$32,291	0.9%	20.6%

As shown in the same store and non-same store table below, total expenses for the year ended December 31, 2014 increased compared to the same period in 2013 primarily as a result of higher utility rates in several of our properties along with development projects being placed into service leading to higher utility expense (included in rental property operating and maintenance) in 2014. The following table shows expenses for non-same store (properties that were acquired after December 31, 2012 along with properties contributed to joint ventures and properties sold) and same store properties (all other properties) (in thousands).

	Same Store Year Ended December 31,			Non-Same Store Year Ended December 31,
	2014	2013	Change	2014	2013	Change
Rental property operating and maintenance	$496,804	$447,974	$48,830	$6,336	$8,622	$(2,286)
Property taxes	89,583	85,902	3,681	1,955	4,419	(2,464)
Insurance	8,551	8,161	390	92	582	(490)
Construction management (1)	—	—	—	378	764	(386)
Change in fair value of contingent consideration	(8,093)	(1,762)	(6,331)	—	—	—
Depreciation and amortization	525,780	456,114	69,666	12,733	19,350	(6,617)
General and administrative (2)	93,188	65,653	27,535	—	—	—
Transactions (3)	—	—	—	1,303	4,605	(3,302)
Impairment of investments in real estate	126,470	—	126,470	—	—	—
Other	2,692	63	2,629	—	—	—
Total operating expenses	$1,334,975	$1,062,105	$272,870	$22,797	$38,342	$(15,545)
Interest expense (4)	$188,302	$188,327	$(25)	$2,783	$1,072	$1,711

(1)	Construction management expenses are included entirely in the non-same store pool as they are not allocable to specific properties.

(2)	General and administrative expenses are included entirely in same store as they are not allocable to specific properties.

(3)	Transactions expenses are included entirely in the non-same store pool as they are not allocable to specific properties.

(4)	Interest expense on our global revolving credit facility and unsecured term loan is allocated on a specific property basis.
Same store rental property operating and maintenance expenses increased in the year ended December 31, 2014 compared to the same period in 2013 primarily as a result of higher consumption and utility rates in several of our properties along with development projects being placed into service leading to higher utility expense in 2014. In 2013, a non-cash $10.0 million straight-line rent expense adjustment was recorded in rental property operating and maintenance expenses related to a lease amendment executed in September 2010, $7.5 million of this amount related to prior years. This adjustment was deemed to be immaterial to both the current year and prior year financial statements taken as a whole.
Same store property taxes increased by approximately $3.7 million in the year ended December 31, 2014 compared to the same period in 2013, primarily as a result of higher supplemental property tax assessments at three of our properties in 2014.
Same store depreciation and amortization expense increased by approximately $69.7 million in the year ended December 31, 2014 compared to the same period in 2013, principally because of depreciation of development projects that were placed into service in late 2013 and during 2014.
General and administrative expenses increased by approximately $27.5 million in the year ended December 31, 2014 compared to the same period in 2013 primarily due to the growth of our company, with an increase in headcount from 784 in 2013 to 860 in 2014, resulting in additional compensation, along with higher professional fees, marketing expenses and $12.7 million severance related to the departure of our former Chief Executive Officer, Michael Foust recorded in the year ended December 31, 2014. The severance was determined in accordance with the non-cause termination provisions of Mr. Foust’s existing employment agreement and applicable equity award agreements with the company.
Same store interest expense decreased by approximately $25,000 for the year ended December 31, 2014 as compared to the same period in 2013 primarily as a result of interest on our 2023 Notes that were issued in April 2014 partially offset by lower average outstanding mortgage loan balances during 2014 compared to 2013 primarily due to the repayment of the following mortgage loans: Clonshaugh Industrial Estate II (June 2013), 1500 Space Park Drive (July 2013), Paul van Vlissingenstraat 16 (July 2013), Chemin de l’Epinglier 2 (July 2013), Mundells Roundabout (October 2013), Gyroscoopweg 2E-2F (October 2013) and 360 Spear Street (November 2013) along with the redemption of the 2029 Debentures in April 2014. During the years ended December 31, 2014 and 2013, we capitalized interest of approximately $20.4 million and $26.3 million, respectively.
Excluding the effect of 11 properties contributed to our unconsolidated joint ventures (in 2013 and 2014) and 6 Braham Street (sold in April 2014), non-same store expenses (excluding construction management and transactions expenses) increased approximately $5.4 million for the year ended December 31, 2014, respectively, compared to the same period in 2013. For the year ended December 31, 2014, 371 Gough Road, 7401 E. Ben White Boulevard, 1500 Towerview Road and 8201 E. Riverside Drive contributed $4.1 million, or 76% of the total non-same store increase in total operating expenses (excluding construction management and transactions expenses) compared to the same period in 2013.
Transactions expense decreased by approximately $3.3 million in the year ended December 31, 2014 compared to the same period in 2013, principally because there have been no significant acquisitions in 2014 compared to the acquisition of seven properties in the year ended December 31, 2013.

	Same Store Year Ended December 31,			Non-Same Store Year Ended December 31,
	2013	2012	Change	2013	2012	Change
Rental property operating and maintenance	$396,908	$352,077	$44,831	$59,688	$29,150	$30,538
Property taxes	76,996	62,089	14,907	13,325	7,386	5,939
Insurance	7,535	8,235	(700)	1,208	1,365	(157)
Construction management (1)	—	—	—	764	1,596	(832)
Change in fair value of contingent consideration	—	—	—	(1,762)	(1,051)	(711)
Depreciation and amortization	397,917	343,154	54,763	77,547	39,399	38,148
General and administrative (2)	65,653	57,209	8,444	—	—	—
Transactions (3)	—	—	—	4,605	11,120	(6,515)
Other	63	1,260	(1,197)	—	—	—
Total operating expenses	$945,072	$824,024	$121,048	$155,375	$88,965	$66,410
Interest expense (4)	$160,982	$153,264	$7,718	$28,417	$3,844	$24,573

(1)	Construction management expenses are included entirely in the non-same store pool as they are not allocable to specific properties.

(2)	General and administrative expenses are included entirely in same store as they are not allocable to specific properties.

(3)	Transactions expenses are included entirely in the non-same store pool as they are not allocable to specific properties.

(4)	Interest expense on our global revolving credit facility and unsecured term loan is allocated on a specific property basis.
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
Non-same store increases were caused by properties acquired during the period from January 1, 2012 to December 31, 2013. For the year ended December 31, 2013, the Sentrum Portfolio, 9333, 9355, 9377 Grand Avenue and 400 S. Akard contributed $56.3 million, or approximately 84%, of the total non-same store increase in total operating expenses (excluding construction management) compared to the same period in 2012.
Transactions expense decreased in the year ended December 31, 2013 compared to the same period in 2012, principally because of expenses related to the acquisitions of the Sentrum Portfolio and Paris Portfolio in 2012.
The following table shows expenses for the years ended December 31, 2014 and 2013 for stabilized properties and pre-stabilized properties (all other properties) (in thousands).

	Stabilized Year Ended December 31,			Pre-Stabilized Year Ended December 31,
	2014	2013	Change	2014	2013	Change
Rental property operating and maintenance	$303,596	$304,521	$(925)	$199,544	$152,075	$47,469
Property taxes	56,481	60,409	(3,928)	35,057	29,912	5,145
Insurance	6,240	6,264	(24)	2,403	2,479	(76)
Construction management (1)	—	—	—	378	764	(386)
Change in fair value of contingent consideration	—	—	—	(8,093)	(1,762)	(6,331)
Depreciation and amortization	308,556	295,781	12,775	229,957	179,683	50,274
General and administrative (2)	93,188	65,653	27,535	—	—	—
Transactions (3)	—	—	—	1,303	4,605	(3,302)
Impairment of investments in real estate	126,470	—	126,470	—	—	—
Other	243	56	187	2,449	7	2,442
Total operating expenses	$894,774	$732,684	$162,090	$462,998	$367,763	$95,235
Interest expense (4)	$121,581	$143,004	$(21,423)	$69,504	$46,395	$23,109

(1)	Construction management expenses are included entirely in pre-stabilized properties as they are not allocable to stabilized properties.

(2)	General and administrative expenses are included in stabilized properties as they are not allocable to specific properties.

(3)	Transaction expenses are included entirely in pre-stabilized properties as they are not allocable to stabilized properties.

(4)	Interest expense on our global revolving credit facility and unsecured term loan is allocated on a specific property basis.
Stabilized rental property operating and maintenance expenses decreased approximately $0.9 million in the year ended December 31, 2014, compared to the same period in 2013 primarily as a result of higher consumption and utility rates in several of our properties more than offset by a $10.0 million non-cash straight-line rent expense adjustment related to our leasehold interest at 111 8th Avenue in New York recorded during the three months ended September 30, 2013.

Stabilized property taxes decreased by approximately $3.9 million in the year ended December 31, 2014, compared to the same period in 2013, primarily as a result of supplemental property taxes from prior tax years for certain properties in the stabilized portfolio recorded in 2013.
Stabilized depreciation and amortization expense increased approximately $12.8 million in the year ended December 31, 2014, compared to the same period in 2013, principally because of depreciation of a development project that was placed into service during 2013.
General and administrative expenses increased by approximately $27.5 million in the year ended December 31, 2014 compared to the same period in 2013 primarily due to the $12.7 million severance related to the departure of our former Chief Executive Officer, Michael Foust recorded in 2014. The severance was determined in accordance with the non-cause termination provisions of Mr. Foust’s existing employment agreement and applicable equity award agreements with the company.
Stabilized interest expense decreased approximately $21.4 million for the year ended December 31, 2014, as compared to the same period in 2013 primarily as a result of lower average outstanding mortgage loan balances during 2014 compared to 2013 primarily due to the repayment of the following mortgage loans: Clonshaugh Industrial Estate II (June 2013), 1500 Space Park Drive (July 2013), Paul van Vlissingenstraat 16 (July 2013), Chemin de l’Epinglier 2 (July 2013), Mundells Roundabout (October 2013), Gyroscoopweg 2E-2F (October 2013) and 360 Spear Street (November 2013) along with the redemption of the 2029 Debentures in April 2014.
Pre-stabilized rental property operating and maintenance expenses increased by approximately $47.5 million in the year ended December 31, 2014, compared to the same period in 2013 primarily as a result of development projects being placed into service leading to higher utility expense in 2014.
Pre-stabilized property tax expense increased approximately $5.1 million in the year ended December 31, 2014, compared to the same period in 2013, principally because of re-assessments on certain properties in 2014.
Pre-stabilized depreciation and amortization expense increased approximately $50.3 million in the year ended December 31, 2014, compared to the same period in 2013, principally because of depreciation of development projects that were placed into service in late 2013 and during 2014.
Pre-stabilized interest expense increased approximately $23.1 million for the year ended December 31, 2014, as compared to the same period in 2013 primarily as a result of interest expense on our 2023 Notes, which were issued in April 2014.
Transactions expense decreased by approximately $3.3 million in the year ended December 31, 2014, compared to the same period in 2013, principally because there have been no significant acquisitions in 2014 compared to the acquisition of seven properties in the year ended December 31, 2013.

	Stabilized Year Ended December 31,			Pre-Stabilized Year Ended December 31,
	2013	2012	Change	2013	2012	Change
Rental property operating and maintenance	$266,643	$251,234	$15,409	$189,953	$129,993	$59,960
Property taxes	55,221	45,728	9,493	35,100	23,747	11,353
Insurance	6,310	7,155	(845)	2,433	2,445	(12)
Construction management (1)	—	—	—	764	1,596	(832)
Change in fair value of contingent consideration	—	—	—	(1,762)	(1,051)	(711)
Depreciation and amortization	267,290	252,625	14,665	213,771	129,928	83,843
General and administrative (2)	65,653	57,209	8,444	—	—	—
Transactions (3)	—	—	—	4,605	11,120	(6,515)
Other	53	1,115	(1,062)	10	145	(135)
Total operating expenses	$661,170	$615,066	$46,104	$444,874	$297,923	$146,951
Interest expense (4)	$141,147	$137,483	$3,664	$48,252	$10,601	$37,651

(1)	Construction management expenses are included entirely in pre-stabilized properties as they are not allocable to stabilized properties.

(2)	General and administrative expenses are included in stabilized properties as they are not allocable to specific properties.

(3)	Transaction expenses are included entirely in pre-stabilized properties as they are not allocable to stabilized properties.

(4)	Interest expense on our global revolving credit facility and unsecured term loan is allocated on a specific property basis.
Stabilized rental property operating and maintenance expenses increased approximately $15.4 million in year ended December 31, 2013, compared to the same period in 2012 primarily as a result of a $10.0 million non-cash straight-line rent expense adjustment related to our leasehold interest at 111 8th Avenue in New York recorded during the three months ended September 30, 2013.
Stabilized property taxes increased by approximately $9.5 million in the year ended December 31, 2013, compared to the same period in 2012, primarily as a result of supplemental property taxes from prior tax years for certain properties in the stabilized portfolio recorded in 2013.
Stabilized depreciation and amortization expense increased approximately $14.7 million in the year ended December 31, 2013, compared to the same period in 2012, principally because of depreciation of a development project that was placed into service during 2012.
General and administrative expenses increased by approximately $8.4 million in the year ended December 31, 2013 compared to the same period in 2012 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher professional fees and marketing expenses.
Stabilized interest expense increased approximately $3.7 million for the year ended December 31, 2013, as compared to the same period in 2012 primarily as a result of the issuance of our 2022 Notes (September 2012) and the closing on our unsecured term loan (August 2012) offset by lower mortgage loan interest due to lower average outstanding mortgage loan balances during 2013 compared to 2012 primarily due to the repayment of the following mortgage loans: Clonshaugh Industrial Estate II (June 2013), 1500 Space Park Drive (July 2013), Paul van Vlissingenstraat 16 (July 2013), Chemin de l’Epinglier 2 (July 2013), Mundells Roundabout (October 2013), Gyroscoopweg 2E-2F (October 2013) and 360 Spear Street (November 2013) .
Pre-stabilized rental property operating and maintenance expenses increased by approximately $60.0 million in the year ended December 31, 2013, compared to the same period in 2012 primarily as a result of development projects being placed into service leading to higher utility expense in 2013.
Pre-stabilized property tax expense increased approximately $11.4 million in the year ended December 31, 2013, compared to the same period in 2012, principally because of re-assessments on certain properties in 2013.

Pre-stabilized depreciation and amortization expense increased approximately $83.8 million in the year ended December 31, 2013, compared to the same period in 2012, principally because of depreciation of development projects that were placed into service in late 2012 and during 2013.
Pre-stabilized interest expense increased approximately $37.7 million for the year ended December 31, 2013, as compared to the same period in 2012 primarily as a result of interest expense on our 2025 Notes, which were issued in January 2013.
Transactions expense decreased by approximately $6.5 million in the year ended December 31, 2013 compared to the same period in 2012, principally because of expenses related to the acquisitions of the Sentrum Portfolio and Paris Portfolio in 2012.
Impairment of Investments in Real Estate
We are currently in the process of identifying certain non-core investment properties we intend to sell as part of our capital recycling strategy. Our capital recycling program is designed to identify non-strategic and underperforming assets that can be sold to generate proceeds that will support the funding of our core investment activity. We expect our capital recycling initiative will likewise have a meaningfully positive impact on overall return on invested capital. During this process, we are evaluating the carrying value of certain investment properties identified for potential sale to ensure the carrying value is recoverable in light of a potentially shorter holding period. As a result of our evaluation, during the year ended December 31, 2014, we recognized $126.5 million of impairment losses on five properties located in the Midwest, Northeast and West regions. As of December 31, 2014, these properties do not meet the criteria to be classified as held for sale.
Gain on Sale of Property
During the year ended December 31, 2014, we recognized a gain on sale of property of $15.9 million, related to the disposition of 6 Braham Street, which sold for £25.0 million (or approximately $41.5 million based on the exchange rate as of April 7, 2014, the date of sale).
Gain on Contribution of Properties to Unconsolidated Joint Ventures
During the year ended December 31, 2014, we recognized gains of $95.4 million, respectively, related to the contribution of two properties to two unconsolidated joint ventures. We received net proceeds of approximately $178.9 million in connection with these two transactions and retained a 20% interest in each of the joint ventures.
During the year ended December 31, 2013, we recognized a gain of $115.6 million related to the contribution of nine properties to an unconsolidated joint venture. We received net proceeds of approximately $328.6 million in connection with this transaction and retained a 20% interest in the joint venture.

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
Digital Realty Trust, Inc. entered into equity distribution agreements in June 2011, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. To date, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the years ended December 31, 2014 and 2013. As of December 31, 2014, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.
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
On July 11, 2014, we issued an aggregate of 134,974 restricted shares of common stock of Digital Realty Trust, Inc. in exchange for approximately $5.2 million in cash to certain previous holders of the 2029 Debentures. The holders had the right to exchange the 2029 Debentures for shares of Digital Realty Trust, Inc. common stock, but inadvertently failed to exercise such rights. As a result, the 2029 Debentures were redeemed by the operating partnership for cash. We agreed to issue the restricted shares of the common stock to the holders in exchange for the redemption payment that they received in the original redemption, effectively putting such holders in the same place as if they had originally exercised their rights to exchange their 2029 Debentures for the shares of Digital Realty Trust, Inc. common stock.
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
Our parent company has declared the following dividends on its common and preferred stock for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Date dividend declared	Dividend payable date	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock	Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Common Stock
February 14, 2012	March 30, 2012	$1,402		$2,398		$5,031	$—		$—		$—		$78,335	(1)
April 23, 2012	June 29, 2012	—	(2)	2,394		5,031	2,888	(3)	—		—		80,478	(1)
July 19, 2012	September 28, 2012	—		1,723		5,031	3,023		—		—		89,679	(1)
October 30, 2012	December 31, 2012 for Series D, E and F Preferred Stock; January 15, 2013 for Common Stock	—		1,697		5,031	3,023		—		—		90,582	(1)
		$1,402		$8,212		$20,124	$8,934		$—		$—		$339,074
February 12, 2013	March 29, 2013	$—		$—	(4)	$5,031	$3,023		$—		$—		$100,165	(5)
May 1, 2013	June 28, 2013	—		—		5,031	3,023		3,345	(6)	—		100,169	(5)
July 23, 2013	September 30, 2013	—		—		5,031	3,023		3,672		—		100,180	(5)
October 23, 2013	December 31, 2013 for Series E, F and G Preferred Stock; January 15, 2014 for Common Stock	—		—		5,031	3,023		3,672		—		100,187	(5)
		$—		$—		$20,124	$12,092		$10,689		$—		$400,701
February 11, 2014	March 31, 2014	$—		$—		$5,031	$3,023		$3,672		$—		$106,743	(7)
April 29, 2014	June 30, 2014	—		—		5,031	3,023		3,672		7,104	(8)	112,357	(7)
July 21, 2014	September 30, 2014	—		—		5,031	3,023		3,672		6,730		112,465	(7)
November 4, 2014	December 31, 2014 for Series E, F, G and H Preferred Stock; January 15, 2015 for Common Stock	—		—		5,031	3,023		3,672		6,730		112,538	(7)
		$—		$—		$20,124	$12,092		$14,688		$20,564		$444,103

Annual rate of dividend per share		$1.09400		$1.37500		$1.75000	$1.65625		$1.46875		$1.84375

(1)	$2.920 annual rate of dividend per share.

(2)
Effective April 17, 2012, our parent company converted all outstanding shares of its series C preferred stock into shares of its common stock in accordance with the terms of the series C preferred stock. Each share of series C preferred stock was converted into 0.5480 share of our parent company’s common stock.

(3)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2012.

(4)
Effective February 26, 2013, our parent company converted all outstanding shares of its series D preferred stock into shares of its of common stock in accordance with the terms of the series D preferred stock. Each share of series D preferred stock was converted into 0.6360 share of our parent company’s common stock.

(5)	$3.120 annual rate of dividend per share.

(6)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2013.

(7)	$3.320 annual rate of dividend per share.

(8)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2014.
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
The expected tax treatment of distributions paid on our parent company’s common and preferred stock paid in 2014 is as follows: approximately 82% ordinary income and 18% capital gain distribution. The tax treatment of distributions paid on our parent company’s common and preferred stock paid in 2013 was as follows: approximately 75% ordinary income and 25% capital gain distribution. The tax treatment of distributions paid on our parent company’s common stock paid in 2012 was as follows: approximately 91% ordinary income, 8% return of capital and 1% capital gain distribution. The tax treatment of distributions paid on our parent company’s preferred stock paid in 2012 was as follows: approximately 99% ordinary income and 1% capital gain distribution.

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
As of December 31, 2014, we had $41.3 million of cash and cash equivalents, excluding $11.6 million of restricted cash. Restricted cash primarily consists of interest-bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements, as well as capital expenditures.
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
On August 15, 2013, we refinanced our global revolving credit facility, increasing the total borrowing capacity to $2.0 billion from $1.8 billion. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to $2.55 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on November 3, 2017, with two six-month extension options available. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 110 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit rating of our long-term debt and currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling, Swiss franc, Japanese yen and Mexican peso denominations. As of December 31, 2014, borrowings under the global revolving credit facility bore interest at an overall blended rate of 1.84% comprised of 1.27% (U.S. dollars), 1.61% (British pound sterling), 1.13% (Euros), 3.74% (Australian dollars), 1.34% (Hong Kong dollars), 1.17% (Japanese yen), 1.64% (Singapore dollars) and 2.39% (Canadian dollars). The interest rates are based on 1-month LIBOR, 1-month EURIBOR, 1-month BBR, 1-month HIBOR, 1-month JPY LIBOR, 1-month SIDOR and 1-month CDOR, respectively, plus a margin of 1.10%. The facility also bore a base borrowing rate of 3.35% (USD) which is based on U.S. Prime Rate plus a margin of 0.10%. We have used and intend to use borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and to provide for working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of December 31, 2014, we have capitalized approximately $18.0 million of financing costs related to the global revolving credit facility. As of December 31, 2014, approximately $526.0 million was drawn under this facility and $9.3 million of letters of credit were issued, leaving approximately $1.4 billion available for use.
On August 15, 2013, we refinanced the senior unsecured multi-currency term loan facility, increasing its total borrowing capacity to $1.0 billion from $750.0 million. Pursuant to the accordion feature, total commitments can be increased to $1.1 billion, subject to the receipt of lender commitments and other conditions precedent. The facility matures on April 16, 2017, with two six-month extension options available. Interest rates are based on our senior unsecured debt ratings and are currently 120 basis points over the applicable index for floating rate advances. Funds may be drawn in U.S, Singapore and Australian dollars, as well as Euro and British pound sterling denominations with the option to add Hong Kong dollars and Japanese yen upon an accordion exercise. Based on exchange rates in effect at December 31, 2014, the balance outstanding is approximately $1.0 billion. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under the term loan facility are consistent with our global revolving credit facility and, as of December 31, 2014, we were in compliance with all of such covenants. As of December 31, 2014, we have capitalized approximately $8.4 million of financing costs related to the unsecured term loan.
For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.
Our parent company entered into equity distribution agreements in June 2011, which is discussed under “Liquidity and Capital Resources of the Parent Company” above. To date, our parent company has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million shares of common stock under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents before offering expenses. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 5.7 million common units to our parent company. No sales were made under the program during the years ended December 31, 2014 and 2013. As of December 31, 2014, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.
On March 5, 2014, we contributed the 636 Pierce Street property, which we acquired in December 2013, to our unconsolidated joint venture with a fund managed by Prudential Real Estate Investors (PREI®) that was formed in September 2013. The property was valued at approximately $40.4 million and subject to $26.1 million in debt, which the joint venture assumed. The PREI® fund contributed approximately $11.4 million in cash for their 80% share of the net asset value of $14.3 million. Subsequent to the closing, the joint venture refinanced the existing debt with $23.0 million drawn from the joint venture’s bank facility. Including the refinance costs, the PREI® fund contributed $17.5 million for the 636 Pierce Street property, bringing their contributed capital in the joint venture to $164.8 million. We recognized a gain of approximately $1.9 million on the sale of the 80% interest during the three months ended March 31, 2014.
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
On September 9, 2014, we formed a joint venture with an affiliate of Griffin Capital Essential Asset REIT, Inc. (GCEAR). We contributed to the joint venture the property located at 43915 Devin Shafron Drive (Building A) in Ashburn, Virginia, which is a Turn-Key Flex® data center property valued at approximately $185.5 million (excluding approximately $2.1 million of closing costs). GCEAR contributed cash to the joint venture and will hold an 80% interest in the joint venture. We retained a 20% interest in the joint venture. The joint venture arranged a $102.0 million five-year secured bank loan at LIBOR plus 225 basis points, representing a loan-to-value ratio of approximately 55%. The joint venture entered into an interest rate swap agreement to effectively fix the interest rate on approximately $51.0 million of borrowings under the loan through September 2019. Two one-year extensions of the maturity date are available under the loan agreement, which the joint venture may exercise if certain conditions are met. Proceeds from this loan offset the initial cash capital contribution amount required from GCEAR and was used to provide us with a special distribution on account of a portion of the contribution value of the property. The transaction generated approximately $167.5 million of net proceeds to us, comprised of our share of the initial draw-down on the bank loan in addition to GCEAR’s equity contribution, less our share of closing costs. Accordingly we recognized a gain of approximately $93.5 million on the sale of the 80% interest in the joint venture during the year ended December 31, 2014.
On October 17, 2014, we closed on the sale of our $17.1 million investment in a developer of data centers in the Southwestern U.S. and Mexico, generating net proceeds of approximately $31.7 million. We recognized a gain on sale of approximately $14.6 million.
The growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower; as such private investors typically have lower return expectations than we do. As a result, we anticipate that near-term acquisitions activity will comprise a smaller percentage of our growth until seller price expectations realign with our return requirements.

Construction ($ in thousands)

	As of December 31, 2014				As of December 31, 2013
	Net Rentable Square Feet	Current Investment (2)	Future Investment (3)	Total Investment	Net Rentable Square Feet	Current Investment (2)	Future Investment (3)	Total Investment
Development Lifecycle
Land Inventory (1)		$145,607	$—	$145,607		$106,327	$—	$106,327
Development CIP
Space Held for Development	1,174,957	$245,985	$—	$245,985	1,331,685	$340,076	$—	$340,076
Base Building Construction	688,517	147,126	69,438	216,564	1,062,647	207,568	120,808	328,376
Datacenter Construction	616,336	365,837	348,997	714,834	697,034	269,669	373,560	643,229
Equipment Pool & Other Inventory		21,623	—	21,623		26,361	—	26,361
Campus, Tenant Improvements & Other		28,835	7,998	36,833		33,129	10,719	43,848
Total Development CIP	2,479,810	$809,406	$426,433	$1,235,839	3,091,366	$876,803	$505,087	$1,381,890
Enhancement & Other Non-recurring		$50,305	$42,180	$92,485		$60,619	$37,594	$98,213
Recurring		9,844	27,147	36,991		9,482	7,036	16,518
Total Construction in Progress		$1,015,162	$495,760	$1,510,922		$1,053,231	$549,717	$1,602,948

(1)	Represents approximately 178 acres as of December 31, 2014 and approximately 154 acres as of December 31, 2013.

(2)	Represents balances incurred through December 31, 2014.

(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.

(4)	Represents balances incurred through December 31, 2013.

Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future datacenter fit-out. Datacenter construction includes 0.6 million square feet of Turn Key Flex®, Powered Base Building®, and Custom Solutions product with a cost to date of approximately $370.0 million. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of datacenter construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first generation tenant improvements.
In May 2013, we received insurance settlement proceeds of approximately $8.6 million related to disputed construction costs, a portion of which has been recorded as a gain on settlement in our consolidated income statement included elsewhere in this report.
Future Uses of Cash
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of December 31, 2014, we had approximately 1.3 million square feet of space under active development and approximately 1.2 million square feet of space held for future development and we also owned approximately 0.6 million net rentable square feet of datacenter space with extensive installed tenant improvements. Turn-Key Flex® space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Flex® space, we expect to incur significant tenant improvement costs to build out and develop these types of spaces. At December 31, 2014, the approximate 1.3 million square feet of space under active development was under construction for Turn-Key Flex®, Powered Base Building® and Custom Solutions (formerly referred to as Build-to-Suit) products, all of which are expected to be income producing on or after completion, in five U.S. domestic markets, one European market, one Canadian market, two Australian markets and our Singapore market, consisting of approximately 0.7 million square feet of base building construction and 0.6 million square feet of data center construction. At December 31, 2014, we had commitments under construction contracts for approximately $156.5 million. We currently expect to incur approximately $750.0 million to $850.0 million of capital expenditures for our development programs during the year ending December 31,

2015, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Historical Capital Expenditures

	Year Ended December 31,
	2014	2013
Development projects	$687,203	$926,515
Enhancement and other non-recurring capital expenditures	65,043	111,502
Recurring capital expenditures	52,561	53,209
Total capital expenditures (excluding indirect)	$804,807	$1,091,226
For the year ended December 31, 2014, total capital expenditures decreased $286.4 million to approximately $804.8 million from $1,091.2 million for the same period in 2013. Capital expenditures on our development projects plus our enhancement and improvements projects for the year ended December 31, 2014 were approximately $752.2 million, which reflects a decrease of approximately 28% from the same period in 2013. This decrease was primarily due to completion of and decreased spending for ground-up Custom Solutions projects, Turn-Key Flex and base building improvements. Our development capital expenditures are generally funded by our available cash and equity and debt capital.
Indirect costs, including capitalized interest, capitalized in the years ended December 31, 2014 and 2013 were $70.5 million and $64.7 million, respectively. Capitalized interest comprised approximately $20.4 million and $26.3 million, respectively, of the total indirect costs capitalized for the years ended December 31, 2014 and 2013. Capitalized interest in the year ended December 31, 2014 decreased compared to the same period in 2013 due to a reduction in qualifying activities. Excluding capitalized interest, the increase in indirect costs in the year ended December 31, 2014 compared to the same period in 2013 was primarily due to capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities. See “—Future Uses of Cash” above for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2015.
The environmental cleanup work required at the 47700 Kato Road and 1055 Page Avenue property resulting from a prior tenant’s activities has been completed. The prior tenant of these buildings completed most of the remaining required environmental cleanup work.  We intend to seek recovery of past costs incurred for previous environmental cleanup work, as well as other damages.  We cannot at this time estimate the likelihood of recovery or the impact on our financial condition and results of operations, however, the amounts are not expected to be material.
We are also subject to the commitments discussed below under “Commitments and Contingencies,” “Off-Balance Sheet Arrangements” and “Distributions.”
We actively pursue opportunities for potential acquisitions, with due diligence and negotiations often at different stages at different times. The dollar value of acquisitions for the year ending December 31, 2015 will be based on numerous factors, including tenant demand, leasing results, availability of debt or equity capital and acquisition opportunities.
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

Properties Acquired During 2014
On September 16, 2014, we completed the acquisition of an approximate 13 acre vacant land parcel in the London metropolitan area for a purchase price of approximately of £14.1 million (equivalent to approximately $23.0 million based on the September 16, 2014 exchange rate of £1.00 to $1.63). The acquisition was financed with borrowings under our global revolving credit facility.
Distributions
All distributions on our units are at the discretion of our parent company’s board of directors. In 2014, 2013 and 2012, our operating partnership declared the following distributions (in thousands):

Date distribution declared	Distribution payable date	Series C Preferred Units		Series D Preferred Units		Series E Preferred Units	Series F Preferred Units		Series G Preferred Units		Series H Preferred Units		Common Units
February 14, 2012	March 30, 2012	$1,402		$2,398		$5,031	$—		$—		$—		$81,917	(1)
April 23, 2012	June 29, 2012	—	(2)	2,394		5,031	2,888	(3)	—		—		83,982	(1)
July 19, 2012	September 28, 2012	—		1,723		5,031	3,023		—		—		93,076	(1)
October 30, 2012	December 31, 2012 for Series D, E and F Preferred Units; January 15, 2013 for Common Units	—		1,697		5,031	3,023		—		—		93,434	(1)
		$1,402		$8,212		$20,124	$8,934		$—		$—		$352,409
February 12, 2013	March 29, 2013	$—		$—	(4)	$5,031	$3,023		$—		$—		$102,506	(5)
May 1, 2013	June 28, 2013	—		—		5,031	3,023		3,345	(6)	—		102,507	(5)
July 23, 2013	September 30, 2013	—		—		5,031	3,023		3,672		—		102,506	(5)
October 23, 2013	December 31, 2013 for Series E, F and G Preferred Units; January 15, 2014 for Common Units	—		—		5,031	3,023		3,672		—		102,509	(5)
		$—		$—		$20,124	$12,092		$10,689		$—		$410,028
February 11, 2014	March 31, 2014	$—		$—		$5,031	$3,023		$3,672		$—		$109,378	(7)
April 29, 2014	June 30, 2014	—		—		5,031	3,023		3,672		7,104	(8)	115,008	(7)
July 21, 2014	September 30, 2014	—		—		5,031	3,023		3,672		6,730		115,012	(7)
November 4, 2014	December 31, 2014 for Series E, F, G and H Preferred Units; January 15, 2015 for Common Units	—		—		5,031	3,023		3,672		6,730		115,016	(7)
		$—		$—		$20,124	$12,092		$14,688		$20,564		$454,414

(1)	$2.920 annual rate of distribution per unit.

(2)
Effective April 17, 2012, in connection with the conversion of the series C preferred stock by Digital Realty Trust, Inc., all of the outstanding series C preferred units were converted into common units in accordance with the terms of the series C preferred units. Each series C preferred unit was converted into 0.5480 common unit of our operating partnership.

(3)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2012.

(4)
Effective February 26, 2013, in connection with the conversion of the series D preferred stock by Digital Realty Trust, Inc., all of the outstanding series D preferred units were converted into common units in accordance with the terms of the series D preferred units. Each series D preferred unit was converted into 0.6360 common unit of our operating partnership.

(5)	$3.120 annual rate of distribution per unit.

(6)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2013.

(7)	$3.320 annual rate of distribution per unit.

(8)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2014.

Commitments and Contingencies
As part of the 29A International Business Park asset acquisition in 2010, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined in the agreements for the acquisition. As of December 31, 2014, certain leases executed subsequent to purchase have caused an amount to become probable of payment and therefore approximately $12.6 million has been accrued in accounts payable and accrued liabilities and capitalized to buildings and improvements in the consolidated balance sheet as of December 31, 2014. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $37.7 million based on the exchange rate as of December 31, 2014). The earnout contingency expires in November 2020.
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
As part of the acquisition of the Sentrum Portfolio, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of the contingent consideration liability was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). We have adjusted the contingent consideration to fair value at each reporting date with changes in fair value recognized in operating income. At December 31, 2014, the fair value of the contingent consideration for Sentrum was £30.3 million (or approximately $47.2 million based on the exchange rate as of December 31, 2014) and is currently accrued in accounts payable and other accrued expenses in the consolidated balance sheet. We made earnout payments of approximately £6.2 million (or approximately $10.3 million based on the exchange rates as of the date of each payment) during the year ended December 31, 2014. During the year ended December 31, 2013, we made earnout payments of approximately £16.9 million (or approximately $25.8 million based on the exchange rates as of the date of each payment). From the acquisition date through December 31, 2014, we have made earnout payments of approximately £23.1 million (or approximately $36.1 million based on the exchange rates as of the date of each payment). The change in fair value of contingent consideration for Sentrum was recorded as a reduction to operating expense of approximately $8.4 million, $1.8 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The fair value of this liability will be reassessed on a quarterly basis, with any changes being recognized in earnings. Increases or decreases in the fair value of the liability can result from changes in discount periods, discount rates and probabilities that contingencies will be met. The earn-out contingency expires in July 2015.

During the year ended December 31, 2014, we rescinded the terms of a separation arrangement entered into with a former executive asserting that he has breached certain of his obligations and is no longer entitled to payment of previously accrued severance benefits, including cash payments and the vesting of certain equity awards. The former executive disputes our right to withhold his severance benefits and contends that he has not breached his obligations. In the latter portion of 2014, the former executive filed a demand for arbitration, which we challenged. We subsequently filed a complaint against the former executive for breach of contract and other claims. The former executive has asserted counterclaims against us for breach of contract and other claims. We cannot assure you of the outcome of this litigation. Should we prevail, however, some or all of the previously accrued severance cost may be reversed. We cannot estimate the potential expense recovery, if any, at this time.
As of December 31, 2014, we were a party to interest rate swap agreements which hedge variability in cash flows related the U.S. LIBOR and SGD-SOR based tranches of the unsecured term loan. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

The following table summarizes our debt, interest, lease and construction contract payments due by period as of December 31, 2014 (dollars in thousands):

Obligation	Total	2015	2016-2017	2018-2019	Thereafter
Long-term debt principal payments(1)	$4,688,177	$517,493	$1,877,925	$1,236	$2,291,523
Interest payable(2)	954,061	175,649	282,765	220,151	275,496
Ground leases(3)	45,805	1,210	2,631	2,640	39,324
Operating leases	130,621	14,137	27,392	26,452	62,640
Construction contracts(4)	156,469	156,469	—	—	—
	$5,975,133	$864,958	$2,190,713	$250,479	$2,668,983

(1)
Includes $526.0 million of borrowings under our global revolving credit facility and $976.6 million of borrowings under our unsecured term loan, which are due to mature in November 2017 and April 2017, respectively, and excludes $0.6 million of net loan premiums related to assumed mortgage loans, $5.0 million discount on the 2020 Notes, $0.1 million discount on the 2015 Notes, $0.6 million discount on the 2021 Notes, $3.2 million discount on the 2022 Notes, $2.7 million on the 2023 Notes and $4.1 million on the 2025 Notes.

(2)
Interest payable is based on the interest rate in effect on December 31, 2014, including the effect of interest rate swaps. Interest payable excluding the effect of interest rate swaps is as follows (in thousands):

2015	$172,389
2016-2017	278,552
2017-2018	220,151
Thereafter	275,496
$946,588

(3)
This is comprised of ground lease payments on 2010 East Centennial Circle, Chemin de l’Epinglier 2, Clonshaugh Industrial Estate I and II, Paul van Vlissingenstraat 16, Gyroscoopweg 2E-2F, Manchester Technopark and 29A International Business Park. After February 2036, rent for the remaining term of the 2010 East Centennial Circle ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information. After December 2036, rent for the remaining term of the Naritaweg 52 ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information. The Chemin de l’Epinglier 2 ground lease which expires in July 2074 contains potential inflation increases which are not reflected in the table above. The Paul van Vlissingenstraat 16, Chemin de l’Epinglier 2, Gyroscoopweg 2E-2F and Clonshaugh Industrial Estate I and II amounts are translated at the December 31, 2014 exchange rate of $1.21 to €1.00. The Manchester Technopark is translated at the December 31, 2014 exchange rate of $1.56 to £1.00. The 29A International Business Park is translated at the December 31, 2014 exchange rate of $0.75 to S$1.00.

(4)
From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At December 31, 2014, we had open commitments related to construction contracts of $156.5 million.

Outstanding Consolidated Indebtedness
The table below summarizes our debt maturities and principal payments as of December 31, 2014 (in thousands):

	Global Revolving Credit Facility (1)	Unsecured Term Loan (1)	Prudential Shelf Facility (2)	Senior Notes	Mortgage Loans	Total Debt
2015	$—	$—	$67,000	$375,000	$75,493	$517,493
2016	—	—	25,000	—	191,979	216,979
2017	525,951	976,600	50,000	—	108,395	1,660,946
2018	—	—	—	—	593	593
2019	—	—	—	—	643	643
Thereafter	—	—	—	2,290,390	1,133	2,291,523
Subtotal	$525,951	$976,600	$142,000	$2,665,390	$378,236	$4,688,177
Unamortized discount	—	—	—	(15,632)	—	(15,632)
Unamortized premium	—	—	—	—	582	582
Total	$525,951	$976,600	$142,000	$2,649,758	$378,818	$4,673,127

(1)
Subject to two six-month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility and the unsecured term loan, as applicable.

(2)
On January 20, 2015, we repaid the $50.0 million of 4.57% Series D unsecured notes under the Prudential shelf facility at maturity. On February 3, 2015, we repaid the $17.0 million of 4.50% Series F unsecured notes under the Prudential shelf facility at maturity.

The table below summarizes our debt, as of December 31, 2014 (in millions):

Debt Summary:
Fixed rate	$3,170.5
Variable rate debt subject to interest rate swaps	553.9
Total fixed rate debt (including interest rate swaps)	3,724.4
Variable rate—unhedged	948.7
Total	$4,673.1
Percent of Total Debt:
Fixed rate (including swapped debt)	79.7%
Variable rate	20.3%
Total	100.0%

Total Interest Rate as of December 31, 2014 (1):
Fixed rate (including hedged variable rate debt)	4.51%
Variable rate	1.93%
Total interest rate	3.99%

(1)	Excludes impact of deferred financing cost amortization.
As of December 31, 2014, we had approximately $4.7 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total enterprise value was approximately 31% (based on the closing price of Digital Realty Trust, Inc.’s common stock on December 31, 2014 of $66.30). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C Units and Class D Units), plus the book value of our total consolidated indebtedness.
The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, GBP LIBOR, SIBOR, BBR, HIBOR, JPY LIBOR, CDOR and U.S. Prime rates, depending on the respective agreement governing the debt, including our global revolving credit facility and unsecured term loan. As of December 31, 2014, our debt had a weighted average term to initial maturity of approximately 4.8 years (or approximately 5.1 years assuming exercise of extension options).
Off-Balance Sheet Arrangements
As of December 31, 2014, we were party to interest rate swap agreements related to $553.9 million of outstanding principal on our variable rate debt. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”
As of December 31, 2014, our pro-rata share of mortgage debt of unconsolidated joint ventures was approximately $137.8 million, of which $54.5 million is subject to interest rate swap agreements.
Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013 and Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012
The following table shows cash flows and ending cash and cash equivalent balances for the years ended December 31, 2014, 2013 and 2012 (in thousands).

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$655,888	$656,390	$542,948
Net cash used in investing activities	(644,180)	(1,060,609)	(2,475,933)
Net cash (used in) provided by financing activities	(27,195)	404,746	1,948,635
Net (decrease) increase in cash and cash equivalents	$(15,487)	$527	$15,650
Cash provided by operating activities were consistent from 2014 to 2013 and increased in 2013 from 2012. The 2013 increase was due to increased revenues from new leasing at our same store properties, completed and leased development space and our acquisition of new operating properties which was partially offset by increased operating and interest expenses. We acquired 0, 7 and 15 properties during the years ended December 31, 2014, 2013 and 2012, respectively.
Net cash used in investing activities decreased for 2014, as we had a decrease in cash paid for capital expenditures for the year ended December 31, 2014 ($852.4 million) as compared to the same period in 2013 ($1,189.5 million), along with a decrease in cash paid for acquisitions for the year ended December 31, 2014 ($24.3 million) as compared to in the same period in 2013 ($170.3 million).
Net cash used in investing activities decreased in 2013 as compared to 2012, as we had a decrease in cash paid for acquisitions for the year ended December 31, 2013 ($170.3 million) as compared to the same period in 2012 ($1.6 billion) offset by an increase in cash paid for capital expenditures for the year ended December 31, 2013 ($1.2 billion) as compared to the same period in 2012 ($845.8 million). In addition, cash used in investing activities was lower in 2013 due to the contribution of properties to the joint venture with Prudential in September 2013 ($328.6 million).

Net cash flows (used in) provided by financing activities for the company consisted of the following amounts (in thousands).

	Year Ended December 31,
	2014	2013	2012
Net (repayments) proceeds from borrowings	$(355,919)	$2,097	$991,841
Net proceeds from issuance of common and preferred stock, including exercise of stock options	353,376	241,194	1,039,993
Net proceeds from 2025 Notes	—	630,026	—
Net proceeds from 2022 Notes	—	—	296,052
Net proceeds from 2023 Notes	495,872	—	—
Purchase of noncontrolling interests in consolidated joint ventures	—	—	(12,384)
Dividend and distribution payments	(509,159)	(443,858)	(373,101)
Other	(11,365)	(24,713)	6,234
Net cash (used in) provided by financing activities	$(27,195)	$404,746	$1,948,635
The decrease in net cash (used in) provided by financing activities was primarily due to the issuance of our 2025 Notes (net proceeds of $630.0 million) in January 2013 along with lower net repayments during the year ended December 31, 2013 (net proceeds of $2.1 million) as compared to the year ended December 31, 2014 (net repayments of $355.9 million) partially offset by the issuance of our 2023 Notes (net proceeds of $495.9 million) in April 2014. The increase in dividend and distribution payments for the year ended December 31, 2014 as compared to the same period in 2013 was due to an increase in the number of shares outstanding and dividend amount per share of common stock in 2014 as compared to 2013 and the payment of dividends on series G preferred stock and series H preferred stock during the year ended December 31, 2014, whereas these series of preferred stock were not outstanding for the entire—or, in the case of the Series H preferred stock, any portion of—the year ended December 31, 2013.
The decrease in net cash provided by financing activities was primarily due to higher net borrowings during the year ended December 31, 2012 (net proceeds of $991.8 million) as compared to the year ended December 31, 2013 (net proceeds of $2.1 million), the issuance of Digital Realty Trust, Inc.’s series F preferred stock in April 2012 (net proceeds of $176.2 million) and common stock in its underwritten public offering in July 2012 (net proceeds of $797.2 million) along with the issuance of our 2022 Notes (net proceeds of $296.1 million) in September 2012 offset by the issuance of our 2025 Notes (net proceeds of $630.0 million) in January 2013 and Series G preferred stock (net proceeds of $241.5 million) in April 2013. The increase in dividend and distribution payments for the year ended December 31, 2013 as compared to the same period in 2012 was due to an increase in the number of shares outstanding and dividend amount per share of common stock in 2013 as compared to 2012 and the payment of dividends on our series F and series G preferred stock during the year ended December 31, 2013, which series of preferred stock were not outstanding for the entire—or, in the case of the Series G preferred stock, any portion of the— year ended December 31, 2012.

Net cash flows (used in) provided by financing activities for the operating partnership consisted of the following amounts (in thousands).

	Year Ended December 31,
	2014	2013	2012
Net (repayments) proceeds from borrowings	$(355,919)	$2,097	$991,841
General partner contributions, net	353,376	241,194	1,039,993
Net proceeds from 2025 Notes	—	630,026	—
Net proceeds from 2022 Notes	—	—	296,052
Net proceeds from 2023 Notes	495,872	—	—
Purchase of noncontrolling interests in consolidated joint ventures	—	—	(12,384)
Distribution payments	(509,159)	(443,858)	(373,101)
Other	(11,365)	(24,713)	6,234
Net cash (used in) provided by financing activities	$(27,195)	$404,746	$1,948,635
The decrease in net cash (used in) provided by financing activities was primarily due to the issuance of our 2025 Notes (net proceeds of $630.0 million) in January 2013, along with lower net repayments during the year ended December 31, 2013 (net proceeds of $2.1 million) as compared to the year ended December 31, 2013 (net repayments of $355.9 million) partially offset by the issuance of our 2023 Notes (net proceeds of $495.9 million) in April 2014. The increase in distribution payments for the year ended December 31, 2014 as compared to the same period in 2013 was due to an increase in the number of units outstanding and distribution amount per common unit in 2014 as compared to 2013 and the payment of distributions on our series G preferred units and series H preferred units during the year ended December 31, 2014, whereas these series of preferred units were not outstanding for the entire—or, in the case of the Series H preferred units, any portion of—the year ended December 31, 2013.
The decrease in net cash (used in) provided by financing activities was primarily due to higher net borrowings during the year ended December 31, 2012 (net proceeds of $991.8 million) as compared to the year ended December 31, 2013 (net proceeds of $2.1 million), general partner contributions in connection with Digital Realty Trust, Inc.’s series F preferred stock offering in April 2012 (net proceeds of $176.2 million) and common stock offering in July 2012 (net contributions of $797.2 million) and the issuance of our operating partnership’s 2022 Notes (net proceeds of $296.1 million) in September 2012 offset by the issuance of the 2025 Notes (net proceeds of $630.0 million) in January 2013 and general partner contributions in connection with Digital Realty Trust, Inc.’s series G preferred stock offering in April 2013 (net proceeds of $241.5 million). The increase in distribution payments for the year ended December 31, 2013 as compared to the same period in 2012 was due to an increase in the number of units outstanding and distribution amount per common unit in 2013 as compared to 2012 and the payment of distributions on our series F and series G preferred units during the year ended December 31, 2013, which series of preferred units were not outstanding for the entire—or, in the case of the Series G preferred units, any portion of the—year ended December 31, 2012.
Noncontrolling Interests in Operating Partnership
Noncontrolling interests relate to the common units in our operating partnership that are not owned by Digital Realty Trust, Inc., which, as of December 31, 2014, amounted to 2.2% of our operating partnership common units. In conjunction with our formation, our operating partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.
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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)
(in thousands, except per share and unit data)
(unaudited)

	Year Ended December 31,
	2014	2013	2012
Net income available to common stockholders	$132,718	$271,583	$171,662
Adjustments:
Noncontrolling interests in operating partnership	2,767	5,366	6,157
Real estate related depreciation and amortization(1)	533,823	471,281	378,970
Real estate related depreciation and amortization related to investment in unconsolidated joint ventures	7,537	3,805	3,208
Impairment of investments in real estate	126,470	—	—
Gain on sale of property	(15,945)	—	—
Gain on contribution of properties to unconsolidated joint ventures	(95,404)	(115,609)	—
Gain on sale of assets held in unconsolidated joint venture	—	—	(2,325)
FFO available to common stockholders and unitholders(2)	$691,966	$636,426	$557,672
Basic FFO per share and unit	$5.08	$4.88	$4.65
Diluted FFO per share and unit(2)	$5.04	$4.74	$4.44
Weighted average common stock and units outstanding
Basic	136,123	130,463	119,861
Diluted(2)	138,368	137,771	131,467
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	538,513	475,464	382,553
Non-real estate depreciation	(4,690)	(4,183)	(3,583)
Real estate related depreciation and amortization	$533,823	$471,281	$378,970

(2)
At December 31, 2013, we had no series D convertible preferred shares outstanding. At December 31, 2012, we had 0 and 4,937 series C and series D convertible preferred shares outstanding, respectively, that were convertible into 814 and 4,017 common shares on a weighted average basis, respectively, for the year ended December 31, 2012. In addition, we had a balance of $0, $266,400 and $266,400 of 5.50% exchangeable senior debentures due 2029 that were exchangeable for 1,958, 6,650 and 6,486 common shares on a weighted average basis for the years ended December 31, 2014, 2013 and 2012, respectively. See below for calculations of diluted FFO available to common stockholders and unitholders and weighted average common stock and units outstanding.

	Year Ended December 31,
	2014	2013	2012
FFO available to common stockholders and unitholders	$691,966	$636,426	$557,672
Add: Series C convertible preferred dividends	—	—	1,402
Add: Series D convertible preferred dividends	—	—	8,212
Add: 5.50% exchangeable senior debentures interest expense	4,725	16,200	16,200
FFO available to common stockholders and unitholders—diluted	$696,691	$652,626	$583,486
Weighted average common stock and units outstanding	136,123	130,463	119,861
Add: Effect of dilutive securities (excluding series C and D convertible preferred stock and 5.50% exchangeable senior debentures)	287	187	289
Add: Effect of dilutive series C convertible preferred stock	—	—	814
Add: Effect of dilutive series D convertible preferred stock	—	471	4,017
Add: Effect of dilutive 5.50% exchangeable senior debentures	1,958	6,650	6,486
Weighted average common stock and units outstanding—diluted	138,368	137,771	131,467

New Accounting Pronouncements Issued But Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued an update (ASU 2014-09) establishing ASC Topic 606, Revenue from Contracts with Customers.  ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016.  We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In June 2014, the FASB issued an update (ASU 2014-12) to ASC Topic 718, Compensation - Stock Compensation.  ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting.  ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015.  We are currently evaluating the impact of the adoption of ASU 2014-12 on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. The guidance is effective in the first quarter of 2016, and early adoption is permitted. We are currently evaluating the potential impact of the adoption of ASU 2015-02 on our consolidated financial statements.

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
Analysis of Debt between Fixed and Variable Rate
We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of December 31, 2014, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$3,170.5	$3,367.6
Variable rate debt subject to interest rate swaps	553.9	553.9
Total fixed rate debt (including interest rate swaps)	3,724.4	3,921.5
Variable rate debt	948.7	948.7
Total outstanding debt	$4,673.1	$4,870.2
Interest rate derivatives included in this table and their fair values as of December 31, 2014 and December 31, 2013 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of December 31, 2014		As of December 31, 2013		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of December 31, 2014	As of December 31, 2013
Currently-paying contracts
$410,905	(1)	$410,905	(1)	Swap	0.717	Various	Various	$(241)	$(76)
142,965	(2)	150,040	(2)	Swap	0.925	July 17, 2012	April 18, 2017	669	131
553,870		560,945						428	55
Forward-starting contracts
150,000	(3)	—		Forward-starting Swap	2.091	July 15, 2014	July 15, 2019	(2,837)	—
Total
$703,870		$560,945						$(2,409)	$55

(1)	Represents the U.S. dollar tranche of the unsecured term loan.

(2)
Represents a portion of the Singapore dollar tranche of the unsecured term loan. Translation to U.S. dollars is based on exchange rate of $0.75 to 1.00 SGD as of December 31, 2014 and $0.79 to 1.00 SGD as of December 31, 2013.

(3)
In January 2014, we entered into a forward-starting five-year swap contract to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. The accrual period of the swap contract was designed to match the tenor of the planned debt issuance. In the fourth quarter of 2014, changes in the forecasted transaction resulted in the discontinuation of cash flow hedge accounting. As such, changes in the fair value of the forward starting swap were recognized in earnings, within the other income (expense) line item.  During 2014 the total net gain recognized on the forward starting swap was approximately $0.8 million, and on January 13, 2015, we cash settled the forward starting swap for approximately $5.7 million, including accrued interest.

Sensitivity to Changes in Interest Rates
The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of December 31, 2014:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	10	$1.7
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(10)	(1.7)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	10	0.9
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(10)	(0.9)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(10)	17.0
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	10	(16.0)
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
Foreign Currency Exchange Risk
For the years ended December 31, 2014 and 2013, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Swiss franc, Australian dollar, Singapore dollar, Canadian dollar, Hong Kong dollar and the Japanese yen. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the years ended December 31, 2014, 2013 and 2012, operating revenues from properties outside the United States contributed $383.0 million, $349.1 million and $228.9 million, respectively, which represented 23.7%, 23.6% and 17.9% of our operating revenues, respectively. Net investment in properties outside the United States was $2.7 billion and $2.7 billion as of December 31, 2014 and December 31, 2013, respectively. Net assets in foreign operations were approximately $0.7 billion and $1.2 billion as of December 31, 2014 and December 31, 2013, respectively. The decrease was a result of the issuance of the 2023 Notes in April 2014, the proceeds of which were used to pay down British pound sterling and U.S. dollar borrowings on the global revolving credit facility.

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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on our assessment, management concluded that as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 92.

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, we assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on our assessment, management concluded that as of December 31, 2014, the Operating Partnership’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Digital Realty Trust, Inc.:
We have audited the accompanying consolidated balance sheets of Digital Realty Trust, Inc. (the Company) and subsidiaries as of December 31, 2014 and 2013, and the related consolidated income statements, statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III, properties and accumulated depreciation. These consolidated financial statements and financial statement schedule III are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Realty Trust, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, properties and accumulated depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Digital Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
San Francisco, California
March 2, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Digital Realty Trust, Inc.:
We have audited Digital Realty Trust, Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Digital Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digital Realty Trust, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated income statements, statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and the financial statement schedule III, properties and accumulated depreciation, and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule III.

/s/ KPMG LLP
San Francisco, California
March 2, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors of the General Partner and Partners
Digital Realty Trust, L.P.:
We have audited the accompanying consolidated balance sheets of Digital Realty Trust, L.P. (the Operating Partnership) and subsidiaries as of December 31, 2014 and 2013, and the related consolidated income statements, statements of comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III, properties and accumulated depreciation. These consolidated financial statements and financial statement schedule III are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Realty Trust, L.P. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, properties and accumulated depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ KPMG LLP
San Francisco, California
March 2, 2015

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Investments in real estate:
Properties:
Land	$671,602	$693,791
Acquired ground leases	12,196	14,618
Buildings and improvements	8,823,814	8,680,677
Tenant improvements	475,000	490,492
Total investments in properties	9,982,612	9,879,578
Accumulated depreciation and amortization	(1,874,054)	(1,565,996)
Net investments in properties	8,108,558	8,313,582
Investment in unconsolidated joint ventures	94,729	70,504
Net investments in real estate	8,203,287	8,384,086
Cash and cash equivalents	41,321	56,808
Accounts and other receivables, net of allowance for doubtful accounts of $6,302 and $5,576 as of December 31, 2014 and December 31, 2013, respectively	135,931	122,248
Deferred rent	447,643	393,504
Acquired above market leases, net of accumulated amortization of $88,072 and $80,486 as of December 31, 2014 and December 31, 2013, respectively	38,605	52,264
Acquired in-place lease value and deferred leasing costs, net of accumulated amortization of $579,637 and $501,033 as of December 31, 2014 and December 31, 2013, respectively	456,962	489,456
Deferred financing costs, net of accumulated amortization of $61,634 and $53,939 as of December 31, 2014 and December 31, 2013, respectively	30,821	36,475
Restricted cash	11,555	40,362
Assets held for sale	120,471	—
Other assets	40,188	51,627
Total assets	$9,526,784	$9,626,830
LIABILITIES AND EQUITY
Global revolving credit facility	$525,951	$724,668
Unsecured term loan	976,600	1,020,984
Unsecured senior notes, net of discount	2,791,758	2,364,232
Exchangeable senior debentures	—	266,400
Mortgage loans, net of premiums	378,818	585,608
Accounts payable and other accrued liabilities	605,923	662,687
Accrued dividends and distributions	115,019	102,509
Acquired below-market leases, net of accumulated amortization of $178,435 and $161,369 as of December 31, 2014 and December 31, 2013, respectively	104,235	130,269
Security deposits and prepaid rents	108,478	122,961
Obligations associated with assets held for sale	5,764	—
Total liabilities	5,612,546	5,980,318

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 70,000,000 shares authorized:
Series E Cumulative Redeemable Preferred Stock, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per share), 11,500,000 and 11,500,000 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	277,172	277,172
Series F Cumulative Redeemable Preferred Stock, 6.625%, $182,500 and $182,500 liquidation preference, respectively ($25.00 per share), 7,300,000 and 7,300,000 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	176,191	176,191
Series G Cumulative Redeemable Preferred Stock, 5.875%, $250,000 and $250,000 liquidation preference, respectively ($25.00 per share), 10,000,000 and 10,000,000 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	241,468	241,468
Series H Cumulative Redeemable Preferred Stock, 7.375%, $365,000 and $0 liquidation preference, respectively ($25.00 per share), 14,600,000 and 0 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	353,290	—
Common Stock: $0.01 par value, 215,000,000 shares authorized, 135,626,255 and 128,455,350 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	1,349	1,279
Additional paid-in capital	3,970,439	3,688,937
Accumulated dividends in excess of earnings	(1,096,607)	(785,222)
Accumulated other comprehensive (loss) income, net	(45,046)	10,691
Total stockholders’ equity	3,878,256	3,610,516
Noncontrolling Interests:
Noncontrolling interests in operating partnership	29,191	29,027
Noncontrolling interests in consolidated joint ventures	6,791	6,969
Total noncontrolling interests	35,982	35,996
Total equity	3,914,238	3,646,512
Total liabilities and equity	$9,526,784	$9,626,830

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Operating Revenues:
Rental	$1,256,086	$1,155,051	$990,715
Tenant reimbursements	350,234	323,286	272,309
Fee income	7,268	3,520	8,428
Other	2,850	402	7,615
Total operating revenues	1,616,438	1,482,259	1,279,067
Operating Expenses:
Rental property operating and maintenance	503,140	456,596	381,227
Property taxes	91,538	90,321	69,475
Insurance	8,643	8,743	9,600
Construction management	378	764	1,596
Change in fair value of contingent consideration	(8,093)	(1,762)	(1,051)
Depreciation and amortization	538,513	475,464	382,553
General and administrative	93,188	65,653	57,209
Transactions	1,303	4,605	11,120
Impairment of investments in real estate	126,470	—	—
Other	2,692	63	1,260
Total operating expenses	1,357,772	1,100,447	912,989
Operating income	258,666	381,812	366,078
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	13,289	9,796	8,135
Gain on insurance settlement	—	5,597	—
Gain on sale of property	15,945	—	—
Gain on contribution of properties to unconsolidated joint ventures	95,404	115,609	—
Gain on sale of investment	14,551	—	—
Interest and other income	2,663	139	1,892
Interest expense	(191,085)	(189,399)	(157,108)
Tax expense	(5,238)	(1,292)	(2,647)
Loss from early extinguishment of debt	(780)	(1,813)	(303)
Net income	203,415	320,449	216,047
Net income attributable to noncontrolling interests	(3,232)	(5,961)	(5,713)
Net income attributable to Digital Realty Trust, Inc.	200,183	314,488	210,334
Preferred stock dividends	(67,465)	(42,905)	(38,672)
Net income available to common stockholders	$132,718	$271,583	$171,662
Net income per share available to common stockholders:
Basic	$1.00	$2.12	$1.48
Diluted	$0.99	$2.12	$1.48
Weighted average common shares outstanding:
Basic	133,369,047	127,941,134	115,717,667
Diluted	133,637,235	128,127,641	116,006,577
See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$203,415	$320,449	$216,047
Other comprehensive income (loss):
Foreign currency translation adjustments	(52,373)	14,636	48,303
Increase (decrease) in fair value of interest rate swaps	(7,936)	2,473	(7,693)
Reclassification to interest expense from interest rate swaps	3,419	6,258	4,547
Comprehensive income	146,525	343,816	261,204
Comprehensive income attributable to noncontrolling interests	(2,079)	(6,446)	(7,181)
Comprehensive income attributable to Digital Realty Trust, Inc.	$144,446	$337,370	$254,023

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2011	$569,781	106,039,279	$1,057	$2,496,651	$(488,692)	$(55,880)	$2,522,917	$45,057	$12,437	$57,494	$2,580,411
Conversion of units to common stock	—	2,234,860	22	23,735	—	—	23,757	(23,757)	—	(23,757)	—
Issuance of restricted stock, net of forfeitures	—	94,709	—	—	—	—	—	—	—	—	—
Net proceeds from sale of common stock	—	12,456,818	125	859,602	—	—	859,727	—	—	—	859,727
Exercise of stock options	—	208,200	2	4,193	—	—	4,195	—	—	—	4,195
Issuance of series F preferred stock, net of offering costs	176,071	—	—	—	—	—	176,071	—	—	—	176,071
Conversion of preferred stock	(173,141)	4,106,917	41	173,100	—	—	—	—	—	—	—
Amortization of unearned compensation on share-based awards	—	—	—	15,938	—	—	15,938	—	—	—	15,938
Reclassification of vested share based awards	—	—	—	(8,544)	—	—	(8,544)	8,544	—	8,544	—
Dividends declared on preferred stock	—	—	—	—	(38,672)	—	(38,672)	—	—	—	(38,672)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(339,074)	—	(339,074)	(13,334)	—	(13,334)	(352,408)
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	—	4,302	4,302	4,302
Purchase of noncontrolling interests of a consolidated joint venture	—	—	—	(2,033)	—	—	(2,033)	—	(10,351)	(10,351)	(12,384)
Net income	—	—	—	—	210,334	—	210,334	6,157	(444)	5,713	216,047
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	46,722	46,722	1,581	—	1,581	48,303
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	(7,426)	(7,426)	(267)	—	(267)	(7,693)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	4,393	4,393	154	—	154	4,547
Balance as of December 31, 2012	$572,711	125,140,783	$1,247	$3,562,642	$(656,104)	$(12,191)	$3,468,305	$24,135	$5,944	$30,079	$3,498,384

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Conversion of units to common stock	—	57,138	1	630	—	—	631	(631)	—	(631)	—
Issuance of restricted stock, net of forfeitures	—	112,245	—	—	—	—	—	—	—	—	—
Common stock offering costs	—	—	—	(504)	—	—	(504)	—	—	—	(504)
Exercise of stock options	—	5,569	—	230	—	—	230	—	—	—	230
Issuance of series G preferred stock, net of offering costs	241,468	—	—	—	—	—	241,468	—	—	—	241,468
Conversion of series D preferred stock	(119,348)	3,139,615	31	119,317	—	—	—	—	—	—	—
Amortization of unearned compensation on share-based awards	—	—	—	15,621	—	—	15,621	—	—	—	15,621
Reclassification of vested share based awards	—	—	—	(8,999)	—	—	(8,999)	8,999	—	8,999	—
Dividends declared on preferred stock	—	—	—	—	(42,905)	—	(42,905)	—	—	—	(42,905)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(400,701)	—	(400,701)	(9,327)	—	(9,327)	(410,028)
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	—	430	430	430
Net income	—	—	—	—	314,488	—	314,488	5,366	595	5,961	320,449
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	14,321	14,321	315	—	315	14,636
Other comprehensive income—fair value of interest rate swaps	—	—	—	—	—	2,423	2,423	50	—	50	2,473
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	6,138	6,138	120	—	120	6,258
Balance as of December 31, 2013	$694,831	128,455,350	$1,279	$3,688,937	$(785,222)	$10,691	$3,610,516	$29,027	$6,969	$35,996	$3,646,512

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Conversion of units to common stock	—	134,073	1	1,654	—	—	1,655	(1,655)	—	(1,655)	—
Issuance of unvested restricted stock, net of forfeitures	—	124,163	—	—	—	—	—	—	—	—	—
Common stock offering costs	—	—	—	(625)	—	—	(625)	—	—	—	(625)
Exercise of stock options	—	42,757	—	711	—	—	711	—	—	—	711
Issuance of common stock in exchange for cash and debentures	—	6,869,912	69	266,331	—	—	266,400	—	—	—	266,400
Issuance of series H preferred stock, net of offering costs	353,290	—	—	—	—	—	353,290	—	—	—	353,290
Amortization of unearned compensation on share-based awards	—	—	—	23,737	—	—	23,737	—	—	—	23,737
Reclassification of vested share-based awards	—	—	—	(10,306)	—	—	(10,306)	10,306	—	10,306	—
Dividends declared on preferred stock	—	—	—	—	(67,465)	—	(67,465)	—	—	—	(67,465)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(444,103)	—	(444,103)	(10,101)	—	(10,101)	(454,204)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	(643)	(643)	(643)
Net income	—	—	—	—	200,183	—	200,183	2,767	465	3,232	203,415
Other comprehensive income - foreign currency translation adjustments	—	—	—	—	—	(51,312)	(51,312)	(1,061)	—	(1,061)	(52,373)
Other comprehensive income - fair value of interest rate swaps	—	—	—	—	—	(7,775)	(7,775)	(161)	—	(161)	(7,936)
Other comprehensive income - reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	3,350	3,350	69	—	69	3,419
Balance as of December 31, 2014	$1,048,121	135,626,255	$1,349	$3,970,439	$(1,096,607)	$(45,046)	$3,878,256	$29,191	$6,791	$35,982	$3,914,238
See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$203,415	$320,449	$216,047
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property	(15,945)	—
Gain on insurance settlement	—	(5,597)	—
Gain on contribution of investment properties to unconsolidated joint venture	(95,404)	(115,609)	—
Gain on sale of investment	(14,551)	—	—
Impairment of investments in real estate	126,470	—	—
Equity in earnings of unconsolidated joint ventures	(13,289)	(9,796)	(8,135)
Change in fair value of accrued contingent consideration	(8,093)	(1,762)	(1,051)
Distributions from unconsolidated joint ventures	9,684	30,358	20,323
Write-off of net assets due to early lease terminations	2,692	60	1,260
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	456,204	397,592	316,064
Amortization of share-based unearned compensation	18,019	11,527	12,631
Allowance for doubtful accounts	726	1,967	1,173
Amortization of deferred financing costs	8,969	10,658	8,701
Write-off of deferred financing costs, included in loss on early extinguishment of debt	780	1,813	254
Amortization of debt discount/premium	1,837	875	372
Amortization of acquired in place lease value and deferred leasing costs	82,310	77,872	66,489
Amortization of acquired above market leases and acquired below market leases	(9,983)	(11,719)	(10,262)
Changes in assets and liabilities:
Restricted cash	13,523	4,850	7,576
Accounts and other receivables	(11,426)	(527)	(60,115)
Deferred rent	(77,483)	(83,541)	(77,059)
Deferred leasing costs	(32,068)	(16,409)	(15,148)
Other assets	(11,675)	(3,530)	(9,496)
Accounts payable and other accrued liabilities	24,775	34,127	22,142
Security deposits and prepaid rents	(3,599)	12,732	51,182
Net cash provided by operating activities	655,888	656,390	542,948
Cash flows from investing activities:
Acquisitions of real estate	(24,305)	(170,322)	(1,560,130)
Proceeds from sale of assets, net of sales costs	37,945	11,015	—
Proceeds from contribution of investment properties to unconsolidated joint venture	178,933	328,569	—
Proceeds from sale of investment	31,635	—	—
Investment in unconsolidated joint ventures	(20,627)	(24,452)	(54,827)
Investment in equity securities	—	(17,100)	—
Deposits paid for acquisitions of real estate	—	—	(1,053)
Receipt of value added tax refund	18,992	11,277	19,800
Refundable value added tax paid	(29,585)	(15,785)	(34,448)
Change in restricted cash	14,899	(1,507)	2,168

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Improvements to and advances for investments in real estate	(852,386)	(1,189,510)	(845,761)
Improvement advances to tenants	(20,059)	(7,270)	(5,523)
Collection of advances from tenants for improvements	20,378	5,851	3,841
Proceeds from insurance settlement	—	8,625	—
Net cash used in investing activities	(644,180)	(1,060,609)	(2,475,933)
Cash flows from financing activities:
Borrowings on revolving credit facility	$1,124,608	$1,806,832	$1,743,777
Repayments on revolving credit facility	(1,297,785)	(1,781,435)	(1,317,466)
Borrowings on unsecured term loan	—	264,690	751,985
Principal payments on unsecured notes	—	(33,000)	—
Borrowings on 3.625% unsecured senior notes due 2022	—	—	296,052
Borrowings on 4.250% unsecured senior notes due 2025	—	630,026	—
Borrowings on 4.750% unsecured senior notes due 2023	495,872	—	—
Repayments on other secured loans	—	—	(10,500)
Principal payments on mortgage loans	(177,882)	(236,619)	(166,317)
Earnout payment related to the acquisition of the Sentrum Portfolio	(11,011)	(25,783)	—
Change in restricted cash	289	640	1,932
Payment of loan fees and costs	(4,860)	(18,371)	(9,638)
Capital (distributions to) contributions received from noncontrolling interests in consolidated joint ventures	(643)	430	4,302
Gross proceeds from the issuance of common stock	—	—	894,221
Gross proceeds from the issuance of preferred stock	365,000	250,000	182,500
Common stock offering costs paid	(625)	(504)	(34,494)
Preferred stock offering costs paid	(11,710)	(8,532)	(6,429)
Proceeds from exercise of stock options	711	230	4,195
Payment of dividends to preferred stockholders	(67,465)	(42,905)	(38,672)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(441,694)	(400,953)	(334,429)
Purchase of noncontrolling interests in consolidated joint ventures	—	—	(12,384)
Net cash (used in) provided by financing activities	(27,195)	404,746	1,948,635
Net (decrease) increase in cash and cash equivalents	(15,487)	527	15,650
Cash and cash equivalents at beginning of period	56,808	56,281	40,631
Cash and cash equivalents at end of period	$41,321	$56,808	$56,281

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$200,829	$192,754	$166,151
Cash paid for income taxes	3,099	2,461	2,084
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(52,373)	$14,636	$48,303
Accrual of dividends and distributions	115,019	102,509	93,434
(Decrease) increase in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(7,936)	2,473	(7,693)
Acquisition measurement period adjustment included in accounts payable and other accrued liabilities	—	22,393	—
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	1,655	631	23,757
Preferred stock converted to shares of common stock	—	119,348	173,141
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	153,080	216,520	229,743
Additional accrual of contingent purchase price for investments in real estate	—	6,356	90,739
Accrual for potential earnout contingency	12,338	—	—
Issuance of common units associated with exchange of exchangeable senior debentures	261,166	—	—
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	$24,305	$183,119	$1,435,645
Acquired above market leases	—	203	44,402
Acquired below market leases	—	(5,781)	(81,791)
Acquired in place lease value and deferred leasing costs	—	20,811	168,764
Mortgage loan assumed, net of premium	—	(28,030)	(6,890)
Cash paid for acquisition of real estate	$24,305	$170,322	$1,560,130

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit data)

	December 31, 2014	December 31, 2013
ASSETS
Investments in real estate:
Properties:
Land	$671,602	$693,791
Acquired ground leases	12,196	14,618
Buildings and improvements	8,823,814	8,680,677
Tenant improvements	475,000	490,492
Total investments in properties	9,982,612	9,879,578
Accumulated depreciation and amortization	(1,874,054)	(1,565,996)
Net investments in properties	8,108,558	8,313,582
Investment in unconsolidated joint ventures	94,729	70,504
Net investments in real estate	8,203,287	8,384,086
Cash and cash equivalents	41,321	56,808
Accounts and other receivables, net of allowance for doubtful accounts of $6,302 and $5,576 as of December 31, 2014 and December 31, 2013, respectively	135,931	122,248
Deferred rent	447,643	393,504
Acquired above market leases, net of accumulated amortization of $88,072 and $80,486 as of December 31, 2014 and December 31, 2013, respectively	38,605	52,264
Acquired in-place lease value and deferred leasing costs, net of accumulated amortization of $579,637 and $501,033 as of December 31, 2014 and December 31, 2013, respectively	456,962	489,456
Deferred financing costs, net of accumulated amortization of $61,634 and $53,939 as of December 31, 2014 and December 31, 2013, respectively	30,821	36,475
Restricted cash	11,555	40,362
Assets held for sale	120,471	—
Other assets	40,188	51,627
Total assets	$9,526,784	$9,626,830
LIABILITIES AND CAPITAL
Global revolving credit facility	$525,951	$724,668
Unsecured term loan	976,600	1,020,984
Unsecured senior notes, net of discount	2,791,758	2,364,232
Exchangeable senior debentures	—	266,400
Mortgage loans, net of premiums	378,818	585,608
Accounts payable and other accrued liabilities	605,923	662,687
Accrued dividends and distributions	115,019	102,509
Acquired below-market leases, net of accumulated amortization of $178,435 and $161,369 as of December 31, 2014 and December 31, 2013, respectively	104,235	130,269
Security deposits and prepaid rents	108,478	122,961
Obligations associated with assets held for sale	5,764	—
Total liabilities	5,612,546	5,980,318

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except unit and per unit data)

	December 31, 2014	December 31, 2013
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Series E Cumulative Redeemable Preferred Units, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per unit), 11,500,000 and 11,500,000 units issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	277,172	277,172
Series F Cumulative Redeemable Preferred Units, 6.625%, $182,500 and $182,500 liquidation preference, respectively ($25.00 per unit), 7,300,000 and 7,300,000 units issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	176,191	176,191
Series G Cumulative Redeemable Preferred Units, 5.875%, $250,000 and $250,000 liquidation preference, respectively ($25.00 per unit), 10,000,000 and 10,000,000 units issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	241,468	241,468
Series H Cumulative Redeemable Preferred Units, 7.375%, $365,000 and $0 liquidation preference, respectively ($25.00 per unit), 14,600,000 and 0 units issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	353,290	—
Common units:
135,626,255 and 128,455,350 units issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	2,875,181	2,904,994
Limited partners, 1,463,814 and 1,491,814 common units, 1,170,610 and 1,077,838 profits interest units and 397,237 and 397,369 class C units outstanding as of December 31, 2014 and December 31, 2013, respectively	32,578	31,261
Accumulated other comprehensive (loss) income	(48,433)	8,457
Total partners’ capital	3,907,447	3,639,543
Noncontrolling interests in consolidated joint ventures	6,791	6,969
Total capital	3,914,238	3,646,512
Total liabilities and capital	$9,526,784	$9,626,830

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2014	2013	2012
Operating Revenues:
Rental	$1,256,086	$1,155,051	$990,715
Tenant reimbursements	350,234	323,286	272,309
Fee income	7,268	3,520	8,428
Other	2,850	402	7,615
Total operating revenues	1,616,438	1,482,259	1,279,067
Operating Expenses:
Rental property operating and maintenance	503,140	456,596	381,227
Property taxes	91,538	90,321	69,475
Insurance	8,643	8,743	9,600
Construction management	378	764	1,596
Change in fair value of contingent consideration	(8,093)	(1,762)	(1,051)
Depreciation and amortization	538,513	475,464	382,553
General and administrative	93,188	65,653	57,209
Transactions	1,303	4,605	11,120
Impairment of investments in real estate	126,470	—	—
Other	2,692	63	1,260
Total operating expenses	1,357,772	1,100,447	912,989
Operating income	258,666	381,812	366,078
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	13,289	9,796	8,135
Gain on insurance settlement	—	5,597	—
Gain on sale of property	15,945	—	—
Gain on contribution of properties to unconsolidated joint ventures	95,404	115,609	—
Gain on sale of investment	14,551	—	—
Interest and other income	2,663	139	1,892
Interest expense	(191,085)	(189,399)	(157,108)
Tax expense	(5,238)	(1,292)	(2,647)
Loss from early extinguishment of debt	(780)	(1,813)	(303)
Net income	203,415	320,449	216,047
Net loss attributable to noncontrolling interests in consolidated joint ventures	(465)	(595)	444
Net income attributable to Digital Realty Trust, L.P.	202,950	319,854	216,491
Preferred units distributions	(67,465)	(42,905)	(38,672)
Net income available to common unitholders	$135,485	$276,949	$177,819
Net income per unit available to common unitholders:
Basic	$1.00	$2.12	$1.48
Diluted	$0.99	$2.12	$1.48
Weighted average common units outstanding:
Basic	136,122,661	130,462,534	119,861,380
Diluted	136,390,849	130,649,041	120,150,290
See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$203,415	$320,449	$216,047
Other comprehensive income (loss):
Foreign currency translation adjustments	(52,373)	14,636	48,303
Increase (decrease) in fair value of interest rate swaps	(7,936)	2,473	(7,693)
Reclassification to interest expense from interest rate swaps	3,419	6,258	4,547
Comprehensive income	$146,525	$343,816	$261,204

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2011	23,603,419	$569,781	106,039,279	$2,009,016	4,936,130	$49,244	$(60,067)	$12,437	$2,580,411
Conversion of limited partner common units to general partner common units	—	—	2,234,860	23,757	(2,234,860)	(23,757)	—	—	—
Issuance of restricted common units, net of forfeitures	—	—	94,709	—	—	—	—	—	—
Net proceeds from issuance of common units	—	—	12,456,818	859,727	—	—	—	—	859,727
Issuance of common units in connection with the exercise of stock options	—	—	208,200	4,195	—	—	—	—	4,195
Issuance of common units, net of forfeitures	—	—	—	—	150,130	—	—	—	—
Net proceeds from issuance of series F preferred units	7,300,000	176,071	—	—	—	—	—	—	176,071
Conversion of preferred units	(7,166,914)	(173,141)	4,106,917	173,141	—	—	—	—	—
Amortization of unearned compensation on share based awards	—	—	—	15,938	—	—	—	—	15,938
Reclassification of vested share based awards	—	—	—	(8,544)	—	8,544	—	—	—
Distributions	—	(38,672)	—	(339,074)	—	(13,334)	—	—	(391,080)
Purchase of noncontrolling interests of a consolidated joint venture	—	—	—	(2,033)	—	—	—	(10,351)	(12,384)
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	4,302	4,302
Net income	—	38,672	—	171,662	—	6,157	—	(444)	216,047
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	48,303	—	48,303
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(7,693)	—	(7,693)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	4,547	—	4,547
Balance as of December 31, 2012	23,736,505	$572,711	125,140,783	$2,907,785	2,851,400	$26,854	$(14,910)	$5,944	$3,498,384

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL (continued)
(in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Conversion of limited partner common units to general partner common units	—	—	57,138	631	(57,138)	(631)	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	112,245	—	—	—	—	—	—
Net proceeds from issuance of common units	—	—	—	(504)	—	—	—	—	(504)
Issuance of common units in connection with the exercise of stock options	—	—	5,569	230	—	—	—	—	230
Issuance of common units, net of forfeitures	—	—	—	—	172,759	—	—	—	—
Net proceeds from issuance of series G preferred units	10,000,000	241,468	—	—	—	—	—	—	241,468
Conversion of series D preferred units	(4,936,505)	(119,348)	3,139,615	119,348	—	—	—	—	—
Amortization of unearned compensation on share based awards	—	—	—	15,621	—	—	—	—	15,621
Reclassification of vested share based awards	—	—	—	(8,999)	—	8,999	—	—	—
Distributions	—	(42,905)	—	(400,701)	—	(9,327)	—	—	(452,933)
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	430	430
Net income	—	42,905	—	271,583	—	5,366	—	595	320,449
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	14,636	—	14,636
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	2,473	—	2,473
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	6,258	—	6,258
Balance as of December 31, 2013	28,800,000	$694,831	128,455,350	$2,904,994	2,967,021	$31,261	$8,457	$6,969	$3,646,512

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL (continued)
(in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Conversion of limited partner common units to general partner common units	—	—	134,073	1,655	(134,073)	(1,655)	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	124,163	—	—	—	—	—	—
Common unit offering costs	—	—	—	(625)	—	—	—	—	(625)
Issuance of common units in connection with the exercise of stock options	—	—	42,757	711	—	—	—	—	711
Issuance of common units, net of forfeitures	—	—	—	—	180,713	—	—	—	—
Issuance of common stock in exchange for cash and debentures	—	—	6,869,912	266,400	—	—	—	—	266,400
Net proceeds from issuance of series H preferred units	14,600,000	353,290	—	—	—	—	—	—	353,290
Amortization of unearned compensation on share-based awards	—	—	—	23,737	—	—	—	—	23,737
Reclassification of vested share-based awards	—	—	—	(10,306)	—	10,306	—	—	—
Distributions	—	(67,465)	—	(444,103)	—	(10,101)	—	—	(521,669)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	(643)	(643)
Net income	—	67,465	—	132,718	—	2,767	—	465	203,415
Other comprehensive loss - foreign currency translation adjustments	—	—	—	—	—	—	(52,373)	—	(52,373)
Other comprehensive loss - fair value of interest rate swaps	—	—	—	—	—	—	(7,936)	—	(7,936)
Other comprehensive income - reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	3,419	—	3,419
Balance as of December 31, 2014	43,400,000	$1,048,121	135,626,255	$2,875,181	3,013,661	$32,578	$(48,433)	$6,791	$3,914,238

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$203,415	$320,449	$216,047
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property	(15,945)
Gain on insurance settlement	—	(5,597)	—
Gain on contribution of investment properties to unconsolidated joint venture	(95,404)	(115,609)	—
Gain on sale of investment	(14,551)	—	—
Impairment of investments in real estate	126,470	—	—
Equity in earnings of unconsolidated joint ventures	(13,289)	(9,796)	(8,135)
Change in fair value of accrued contingent consideration	(8,093)	(1,762)	(1,051)
Distributions from unconsolidated joint ventures	9,684	30,358	20,323
Write-off of net assets due to early lease terminations	2,692	60	1,260
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	456,204	397,592	316,064
Amortization of share-based unearned compensation	18,019	11,527	12,631
Allowance for doubtful accounts	726	1,967	1,173
Amortization of deferred financing costs	8,969	10,658	8,701
Write-off of deferred financing costs, included in loss on early extinguishment of debt	780	1,813	254
Amortization of debt discount/premium	1,837	875	372
Amortization of acquired in place lease value and deferred leasing costs	82,310	77,872	66,489
Amortization of acquired above market leases and acquired below market leases	(9,983)	(11,719)	(10,262)
Changes in assets and liabilities:
Restricted cash	13,523	4,850	7,576
Accounts and other receivables	(11,426)	(527)	(60,115)
Deferred rent	(77,483)	(83,541)	(77,059)
Deferred leasing costs	(32,068)	(16,409)	(15,148)
Other assets	(11,675)	(3,530)	(9,496)
Accounts payable and other accrued liabilities	24,775	34,127	22,142
Security deposits and prepaid rents	(3,599)	12,732	51,182
Net cash provided by operating activities	655,888	656,390	542,948
Cash flows from investing activities:
Acquisitions of real estate	(24,305)	(170,322)	(1,560,130)
Proceeds from sale of assets, net of sales costs	37,945	11,015	—
Proceeds from contribution of investment properties to unconsolidated joint venture	178,933	328,569	—
Proceeds from sale of investment	31,635	—	—
Investment in unconsolidated joint ventures	(20,627)	(24,452)	(54,827)
Investment in equity securities	—	(17,100)	—
Deposits paid for acquisitions of real estate	—	—	(1,053)
Receipt of value added tax refund	18,992	11,277	19,800
Refundable value added tax paid	(29,585)	(15,785)	(34,448)
Change in restricted cash	14,899	(1,507)	2,168
Improvements to and advances for investments in real estate	(852,386)	(1,189,510)	(845,761)
Improvement advances to tenants	(20,059)	(7,270)	(5,523)
Collection of advances from tenants for improvements	20,378	5,851	3,841
Proceeds from insurance settlement	—	8,625	—
Net cash used in investing activities	(644,180)	(1,060,609)	(2,475,933)

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from financing activities:
Borrowings on revolving credit facility	$1,124,608	$1,806,832	$1,743,777
Repayments on revolving credit facility	(1,297,785)	(1,781,435)	(1,317,466)
Borrowings on unsecured term loan	—	264,690	751,985
Principal payments on unsecured notes	—	(33,000)	—
Borrowings on 3.625% unsecured senior notes due 2022	—	—	296,052
Borrowings on 4.250% unsecured senior notes due 2025	—	630,026	—
Borrowings on 4.750% unsecured senior notes due 2023	495,872	—	—
Repayments on other secured loans	—	—	(10,500)
Principal payments on mortgage loans	(177,882)	(236,619)	(166,317)
Earnout payment related to the acquisition of the Sentrum Portfolio	(11,011)	(25,783)	—
Change in restricted cash	289	640	1,932
Payment of loan fees and costs	(4,860)	(18,371)	(9,638)
Capital contributions received from noncontrolling interests in consolidated joint ventures	(643)	430	4,302
General partner contributions	353,376	241,194	1,039,993
Redemption of preferred stock	—	—	—
Payment of distributions to preferred unitholders	(67,465)	(42,905)	(38,672)
Payment of distributions to common unitholders	(441,694)	(400,953)	(334,429)
Purchase of noncontrolling interests in consolidated joint ventures	—	—	(12,384)
Net cash (used in) provided by financing activities	(27,195)	404,746	1,948,635
Net (decrease) increase in cash and cash equivalents	(15,487)	527	15,650
Cash and cash equivalents at beginning of period	56,808	56,281	40,631
Cash and cash equivalents at end of period	$41,321	$56,808	$56,281

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$200,829	$192,754	$166,151
Cash paid for income taxes	3,099	2,461	2,084
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	(52,373)	14,636	48,303
Accrual of distributions	115,019	102,509	93,434
(Decrease) increase in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(7,936)	2,473	(7,693)
Acquisition measurement period adjustment included in accounts payable and other accrued liabilities	—	22,393	—
Preferred units converted to common units	—	119,348	173,141
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	153,080	216,520	229,743
Additional accrual of contingent purchase price for investments in real estate	—	6,356	90,739
Accrual for potential earnout contingency	12,338	—	—
Issuance of common units associated with exchange of exchangeable senior debentures	261,166	—	—
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	$24,305	$183,119	$1,435,645
Acquired above market leases	—	203	44,402
Acquired below market leases	—	(5,781)	(81,791)
Acquired in place lease value and deferred leasing costs	—	20,811	168,764
Mortgage loan assumed, net of premium	—	(28,030)	(6,890)
Cash paid for acquisition of real estate	$24,305	$170,322	$1,560,130

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

1. Organization and Description of Business
Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is engaged in the business of owning, acquiring, developing and managing technology-related real estate. The Company is focused on providing customer driven datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from financial services, cloud and information technology services, to manufacturing, energy, health care and consumer products. As of December 31, 2014, our portfolio consisted of 131 properties, including 14 properties held as investments in unconsolidated joint ventures and developable land, of which 105 are located throughout North America, 21 are located in Europe, three are located in Australia and two are located in Asia. We are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the United States, Amsterdam, Dublin, London and Paris markets in Europe and Singapore, Sydney, Melbourne, Hong Kong and Osaka markets in the Asia Pacific region. The portfolio consists of Internet gateway and corporate datacenter properties, technology manufacturing properties and regional or national offices of technology companies.
The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of December 31, 2014, Digital Realty Trust, Inc. owns a 97.8% common interest and a 100.0% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

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

(b) Cash Equivalents
For the purpose of the consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of December 31, 2014 and 2013, cash equivalents consist of investments in money market instruments.
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
Assets that are classified as held for sale are recorded at the lower of their carrying value or fair value less costs to dispose. We classify assets as held for sale once management has the authority to approve and commits to a plan to sell, the assets are available for immediate sale, an active program to locate a buyer has commenced and the sale of the assets are probable and transfer of the assets are expected to occur within one year. Upon the classification of assets as held for sale or sold, the depreciation and amortization of the assets will cease.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

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
(e) Impairment of Long-Lived Assets
We review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in the market price of the property, a significant adverse change in the extent or manner in which the property is being used in its physical condition or expected to be used based on the underwriting at the time of acquisition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of the property, or a history of operating or cash flow losses of the property. When such impairment indicators exist, we review an estimate of the future probability weighted undiscounted net cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition and compare that estimate to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition, potential sales proceeds and other factors. If our undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property.

In the third and fourth quarters of 2014, we identified certain properties in our portfolio that fall outside of our targeted investment strategy, which are candidates for near-term disposition. We have implemented a marketing strategy for those properties identified as held for sale as of December 31, 2014. We are in the process of developing our marketing strategy for those assets that did not meet the held for sale criteria as of December 31, 2014. We plan to carefully evaluate the disposition options revealed through our marketing efforts, and to pursue those which provide the best opportunity to optimize shareholder value. In connection with initiating this process, we evaluated the recoverability of the carrying values of each of these properties and determined that the carrying values of five properties was no longer recoverable due to reducing their expected holding period. As a result, for the year ended December 31, 2014, we reduced the carrying values of the properties to their estimated fair value by recording an impairment loss of approximately $126.5 million. Estimated fair value was determined using the guidance in ASC 820, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There were no impairment losses for the years ended December 31, 2013 and 2012.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

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
During the years ended December 31, 2014, 2013 and 2012, we capitalized interest of approximately $20.4 million, $26.3 million and $21.5 million, respectively. During the years ended December 31, 2014, 2013 and 2012, we capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $50.1 million, $38.4 million and $31.6 million, respectively. Cash flows used for capitalized leasing costs of $49.0 million, $57.5 million and $40.1 million are included in improvements to and advances for investments in real estate in cash flows from investing activities in the consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

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
The fair value of share-based compensation awards that contain a market condition is measured using a Monte Carlo simulation method and not adjusted based on actual achievement of the market condition.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The amount of gain recognized in income related to the ineffective portion of the hedging relationships for the year ended December 31, 2014 was approximately $0.8 million. During the years ended December 31, 2013 and 2012, respectively, there were no ineffective portions to our interest rate swaps.
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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

(o) Income Taxes
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
We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of December 31, 2014 and 2013, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our consolidated income statements. For the years ended December 31, 2014, 2013 and 2012, we had no such interest or penalties. The tax year 2011 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.
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
Tenant reimbursements for real estate taxes, common area maintenance, and other recoverable costs are recognized in the period that the expenses are incurred. Lease termination fees, which are included in other revenue in the accompanying consolidated income statements, are recognized over the new remaining term of the lease, effective as of the date the lease modification is finalized, and assuming collection is probable.
A provision for loss is made if the collection of the receivable balances related to contractual rent, rent recorded on a straight-line basis, tenant reimbursements and lease termination fees are considered to be doubtful.
(r) Asset Retirement Obligations
We record accruals for estimated retirement obligations as required by current accounting guidance. The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. As of December 31, 2014 and 2013, the amount included in accounts payable and other accrued liabilities on our consolidated balance sheets was approximately $1.7 million and $1.7 million, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

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
(v) Management’s Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made. On an on-going basis, we evaluate our estimates, including those related to the valuation of our real estate properties, contingent consideration, accounts receivable and deferred rent receivable, performance-based equity compensation plans and the completeness of accrued liabilities We base our estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.
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
Operating revenues from properties in the United States were $1.2 billion, $1.1 billion and $1.1 billion and outside the United States were $383.0 million, $349.1 million and $228.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. We had long-lived assets located in the United States of $5.4 billion, $5.6 billion and $5.0 billion and outside the United States of $2.7 billion, $2.7 billion and $2.5 billion as of December 31, 2014, 2013 and 2012, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

Operating revenues from properties located in the United Kingdom were $215.7 million, $197.0 million and $117.2 million, or 13.3%, 13.3% and 9.2% of total operating revenues for the years ended December 31, 2014, 2013 and 2012, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these years. We had long-lived assets located in the United Kingdom of $1.7 billion, $1.8 billion and $1.7 billion, or 21.3%, 21.1% and 22.3% of total long-lived assets as of December 31, 2014, 2013 and 2012, respectively. No other foreign country comprised more than 10% of total long-lived assets as of each of December 31, 2014, 2013 and 2012.
(x) Reclassifications
Certain immaterial reclassifications to prior year amounts have been made to conform to the current year presentation. The Company has revised the presentation in its 2013 consolidated balance sheet to properly reflect the impact of certain cash received prior to year-end as a reduction to accounts receivable, rather than as prepaid rent. The impact of this revision decreased the amounts previously reported in the 2013 balance sheet for accounts and other receivables and security deposits and prepaid rents by $58.9 million. In addition, during the years ended December 31, 2013 and 2012, $(1.8) million and $(1.1) million were reclassified from rental property operating and maintenance expense to change in fair value of contingent consideration, respectively.
(y) Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations. Under ASU 2014-8, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. Under the previous guidance, the Company's current year disposals and assets classified as held for sale would have qualified for discontinued operations presentation. However, under the new guidance, the actual and planned disposals do not represent a strategic shift that will have a major effect on operations and financial results. As a result, discontinued operations presentation is not provided for these actual and planned disposals. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. As permitted by the standard, the Company has elected to early adopt the provisions of ASU 2014-8 as of January 1, 2014 and is applying the provisions prospectively.
In May 2014, the FASB issued an update (ASU 2014-09) establishing ASC Topic 606, Revenue from Contracts with Customers.  ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016.  We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In June 2014, the FASB issued an update (ASU 2014-12) to ASC Topic 718, Compensation - Stock Compensation.  ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting.  ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015.  We are currently evaluating the impact of the adoption of ASU 2014-12 on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. The guidance is effective in the first quarter of 2016, and early adoption is permitted. We are currently evaluating the potential impact of the adoption of ASU 2015-02 on our consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

3. Investments in Real Estate
A summary of our investments in properties as of December 31, 2014 and 2013 is as follows:

	As of December 31, 2014
	(in thousands)
Property Type	Land	Acquired Ground Lease	Building and Improvements (1)	Tenant Improvements	Accumulated Depreciation and Amortization	Net Investment in Properties
Internet Gateway Datacenters	$112,265	$—	$1,459,952	$99,842	$(541,023)	$1,131,036
Corporate Datacenters	525,191	12,196	7,117,767	368,859	(1,286,024)	6,737,989
Technology Manufacturing	25,471	—	67,238	4,764	(20,506)	76,967
Technology Office	5,368	—	42,356	1,459	(14,759)	34,424
Other	3,307	—	136,501	76	(11,742)	128,142
	$671,602	$12,196	$8,823,814	$475,000	$(1,874,054)	$8,108,558

	As of December 31, 2013
	(in thousands)
Property Type	Land	Acquired Ground Lease	Building and Improvements(1)	Tenant Improvements	Accumulated Depreciation and Amortization	Net Investment in Properties
Internet Gateway Datacenters	$117,863	$—	$1,466,489	$100,481	$(474,867)	$1,209,966
Corporate Datacenters	542,108	13,296	6,963,052	382,219	(1,048,229)	6,852,446
Technology Manufacturing	25,471	1,322	73,807	6,333	(24,177)	82,756
Technology Office	4,971	—	48,143	1,459	(10,725)	43,848
Other	3,378	—	129,186	—	(7,998)	124,566
	$693,791	$14,618	$8,680,677	$490,492	$(1,565,996)	$8,313,582

(1)	Balance includes, as of December 31, 2014 and 2013, $1.0 billion and $1.1 billion of direct and accrued costs associated with development in progress, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

Acquisitions

We acquired the following real estate properties during the years ended December 31, 2014 and 2013:

Location	Metropolitan Area	Date Acquired	Amount (in millions)(1)
Crawley 2 (2)	London	September 16, 2014	$23.0
Total Acquisitions—Year Ended December 31, 2014			$23.0

Location	Metropolitan Area	Date Acquired	Amount (in millions)(1)
17201 Waterview Parkway	Dallas, Texas	January 31, 2013	$8.5
1900 S. Price Road	Phoenix, Arizona	January 31, 2013	24.0
371 Gough Road	Toronto, Canada	March 12, 2013	8.4
1500 Towerview Road	Minneapolis, Minnesota	March 27, 2013	37.0
CarTech(2)	London, England	April 2, 2013	3.6
MetCenter Business Park(3)	Austin, Texas	May 20, 2013	31.9
Liverpoolweg 10(4)	Amsterdam, Netherlands	June 27, 2013	3.9
Saito Industrial Park(2)	Osaka, Japan	August 9, 2013	9.6
Principal Park(2)	London, England	September 23, 2013	19.3
De President, Hoofddorp(2)	Amsterdam, Netherlands	September 24, 2013	6.7
636 Pierce Street(5)	New York Metro	December 19, 2013	35.3
Total Acquisitions—Year Ended December 31, 2013			$188.2

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
Dispositions
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

The property was identified as held for sale in March 2014. 6 Braham Street was not a significant component of our United Kingdom portfolio nor does the sale of 6 Braham represent a significant shift in our strategy.
We have identified certain non-core investment properties we intend to sell as part of our capital recycling strategy. Our capital recycling program is designed to identify non-strategic and underperforming assets that can be sold to generate proceeds that will support the funding of our core investment activity. We expect our capital recycling initiative will likewise have a meaningfully positive impact on overall return on invested capital. In addition, our capital recycling program does not represent a strategic shift, as we are not entirely exiting regions or property types. During this process, we are evaluating the carrying value of certain investment properties identified for potential sale to ensure the carrying value is recoverable in light of a potentially shorter holding period. As a result of our evaluation, during the year ended December 31, 2014, we recognized $126.5 million of impairment losses on five properties located in the Midwest, Northeast and West regions. The fair value of the five properties were primarily based on discounted cash flow analysis, and in certain cases, we supplemented the analysis by obtaining broker opinions of value. As of December 31, 2014, these properties do not meet the criteria to be classified as held for sale.
As of December 31, 2014, the Company has taken the necessary actions to conclude that five properties to be disposed of as part of our capital recycling strategy met the criteria to be classified as held for sale. As of December 31, 2014, these five properties had an aggregate carrying value of $120.5 million within total assets and $5.8 million within total liabilities and are shown as assets held for sale and obligations associated with assets held for sale on the consolidated balance sheet. The five properties are not representative of a significant component of our portfolio, nor does the potential sales represent a significant shift in our strategy.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

4. Investment in Unconsolidated Joint Ventures
As of December 31, 2014, our investment in unconsolidated joint ventures consists of effective 50% interests in three joint ventures that own data center properties at 2001 Sixth Avenue in Seattle, Washington, 2020 Fifth Avenue in Seattle, Washington and 33 Chun Choi Street in Hong Kong, and 20% interests in two joint ventures, one of which owns 10 data center properties with an investment fund managed by Prudential Real Estate Investors (PREI®) and the other which owns one data center property with an affiliate of Griffin Capital Essential Asset REIT, Inc. (GCEAR). The following tables present summarized financial information for the joint ventures for the years ended December 31, 2014, 2013, and 2012 (in thousands):

2014	% Ownership	Net Investment in Properties	Total Assets	Mortgage Loans	Total Liabilities	Equity / (Deficit)	Revenues	Property Operating Expense	Net Operating Income	Net Income (Loss)
Unconsolidated Joint Ventures
2001 Sixth Avenue	50.00%	$37,620	$42,537	$104,523	$110,749	$(68,212)	$39,807	$(14,707)	$25,100	$11,982
2020 Fifth Avenue	50.00%	47,239	55,123	47,000	47,795	7,328	8,308	(1,086)	7,222	4,844
33 Chun Choi Street (Hong Kong)	50.00%	143,014	165,912	—	10,210	155,702	8,671	(2,625)	6,046	2,976
PREI ®	20.00%	429,358	492,494	208,000	296,480	196,014	39,467	(6,144)	33,323	12,378
GCEAR	20.00%	122,521	186,041	102,025	104,661	81,380	6,050	(2,311)	3,739	(1,603)
Total Unconsolidated Joint Ventures		$779,752	$942,107	$461,548	$569,895	$372,212	$102,303	$(26,873)	$75,430	$30,577
Our investment in and share of equity in earnings of unconsolidated joint ventures						$94,729				$13,289
2013	% Ownership	Net Investment in Properties	Total Assets	Mortgage Loans	Total Liabilities	Equity / (Deficit)	Revenues	Property Operating Expense	Net Operating Income	Net Income (Loss)
Unconsolidated Joint Ventures
2001 Sixth Avenue	50.00%	$33,980	$39,674	$105,953	$111,943	$(72,269)	$37,625	$(11,981)	$25,644	$12,346
700/750 Central Expressway	50.00%	—	—	—	—	—	55	(1)	54	58
2020 Fifth Avenue	50.00%	47,901	53,389	47,000	47,525	5,864	7,513	(522)	6,991	5,756
33 Chun Choi Street (Hong Kong)	50.00%	102,428	122,890	—	8,382	114,508	—	(44)	(44)	(150)
PREI ®	20.00%	400,528	460,062	185,000	276,212	183,850	9,577	(4,479)	5,098	2,641
Total Unconsolidated Joint Ventures		$584,837	$676,015	$337,953	$444,062	$231,953	$54,770	$(17,027)	$37,743	$20,651
Our investment in and share of equity in earnings of unconsolidated joint ventures						$70,504				$9,796
2012	% Ownership	Net Investment in Properties	Total Assets	Mortgage Loans	Total Liabilities	Equity / (Deficit)	Revenues	Property Operating Expense	Net Operating Income	Net Income (Loss)
Unconsolidated Joint Ventures
2001 Sixth Avenue	50.00%	$33,397	$40,340	$107,294	$113,207	$(72,867)	$35,031	$(10,266)	$24,765	$11,823
700/750 Central Expressway	50.00%	—	879	—	496	383	1,798	(582)	1,216	4,389
2020 Fifth Avenue	50.00%	46,339	47,680	—	1,543	46,137	—	(38)	(38)	(38)
33 Chun Choi Street (Hong Kong)	50.00%	33,144	72,391	—	953	71,438	—	(24)	(24)	(44)
Total Unconsolidated Joint Ventures		$112,880	$161,290	$107,294	$116,199	$45,091	$36,829	$(10,910)	$25,919	$16,130
Our investment in and share of equity in earnings of unconsolidated joint ventures						$66,634				$8,135

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

Our investment in the 2001 Sixth Avenue joint venture included in our consolidated balance sheet exceeds our equity presented in the joint venture’s balance sheet since our purchase accounting adjustments are not pushed down to the joint venture.
In March 2012, we entered into a joint venture with Savvis, Inc., a CenturyLink company. On June 26, 2012, this unconsolidated joint venture acquired a 164,000 square foot property in Hong Kong. The property is located at 33 Chun Choi Street in Hong Kong. As of December 31, 2014, we have contributed approximately $57.4 million to this joint venture.
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
On March 5, 2014, we contributed the 636 Pierce Street property, which we acquired in December 2013, to our unconsolidated joint venture with the PREI® fund that was formed in September 2013. The property was valued at approximately $40.4 million and subject to $26.1 million in debt, which the joint venture assumed. The PREI® fund contributed approximately $11.4 million in cash for their 80% share of the net asset value of $14.3 million. Subsequent to the closing, the joint venture refinanced the existing debt with $23.0 million drawn from the joint venture’s bank facility. Including the refinance costs, the PREI® fund contributed $17.5 million for the 636 Pierce Street property, bringing their contributed capital in the joint venture to $164.8 million. The transaction generated net proceeds of approximately $11.4 million and resulted in a $1.9 million gain.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

Griffin Capital Essential Asset REIT, Inc. Joint Venture
On September 9, 2014, we formed a joint venture with an affiliate of Griffin Capital Essential Asset REIT, Inc. (GCEAR). We contributed to the joint venture the property located at 43915 Devin Shafron Drive (Building A) in Ashburn, Virginia, which is a Turn-Key Flex® data center property valued at approximately $185.5 million (excluding approximately $2.1 million of closing costs). GCEAR contributed cash to the joint venture and will hold an 80% interest in the joint venture. We retained a 20% interest in the joint venture. The joint venture agreement provides for a current annual preferred return from cash flow first to GCEAR and then to us, after which a portion of any excess cash flows is shared by the partners based on their respective interests and the remaining portion is paid to us as a promote interest. We will perform the day-to-day accounting and property management functions for the joint venture and the property and, as such, will earn management fees. Although we are the managing member of the joint venture and manage the day-to-day activities, certain major decisions, including approval of annual budgets, require approval of the GCEAR member. Thus, we concluded we do not own a controlling interest and will account for our interest in the joint venture as an equity method investment.
The joint venture arranged a $102.0 million five-year secured bank loan at LIBOR plus 225 basis points, representing a loan-to-value ratio of approximately 55%. The joint venture entered into an interest rate swap agreement to effectively fix the interest rate on approximately $51.0 million of borrowings under the loan through September 2019. Two one-year extensions of the maturity date are available under the loan agreement, which the joint venture may exercise if certain conditions are met. Proceeds from this loan offset the initial cash capital contribution amount required from GCEAR and was used to provide us with a special distribution on account of a portion of the contribution value of the property. The transaction generated approximately $167.5 million of net proceeds to us, comprised of our share of the initial draw-down on the bank loan in addition to GCEAR’s equity contribution, less our share of closing costs. Accordingly we recognized a gain of approximately $93.5 million on the sale of the 80% interest in the joint venture during the year ended December 31, 2014.
Differences between the Company’s investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures result from the Company’s equity investment recorded at its historical basis versus the fair value of the Company’s contributed interest recorded at the joint venture level. Our proportionate share of the earnings or losses related to these unconsolidated joint ventures is reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated income statements and reflects the amortization of such basis differences.
We amortize the difference between the cost of our investment in the joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was approximately $0.5 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively.

Sale of Investment
On October 17, 2014, we closed on the sale of our investment in a developer of data centers in the Southwestern U.S. and Mexico, generating net proceeds of approximately $31.7 million. We recognized a gain on sale of approximately $14.6 million in the fourth quarter of 2014. The original investment of $17.1 million was included in other assets on the consolidated balance sheet.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

5. Acquired Intangible Assets and Liabilities
The following summarizes our acquired intangible assets (acquired in place lease value and acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of December 31, 2014 and December 31, 2013.

	Balance as of
(Amounts in thousands)	December 31, 2014	December 31, 2013
Acquired in place lease value:
Gross amount	$680,419	$725,458
Accumulated amortization	(452,739)	(423,549)
Net	$227,680	$301,909
Acquired above market leases:
Gross amount	$126,677	$132,750
Accumulated amortization	(88,072)	(80,486)
Net	$38,605	$52,264
Acquired below market leases:
Gross amount	$282,670	$291,638
Accumulated amortization	(178,435)	(161,369)
Net	$104,235	$130,269
Amortization of acquired below-market lease value, net of acquired above-market lease value, resulted in an increase to rental revenues of $10.0 million, $11.7 million and $10.3 million for the years ended December 31, 2014 , 2013 and 2012, respectively. The expected average remaining lives for acquired below market leases and acquired above market leases is 6.2 years and 3.8 years, respectively, as of December 31, 2014. Estimated annual amortization of acquired below-market lease value, net of acquired above-market lease value, for each of the five succeeding years and thereafter, commencing January 1, 2015 is as follows:

(Amounts in thousands)
2015	$9,051
2016	7,569
2017	6,127
2018	4,515
2019	2,388
Thereafter	35,980
Total	$65,630

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

Amortization of acquired in place lease value (a component of depreciation and amortization expense) was $62.2 million, $62.7 million and $54.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. The expected average amortization period for acquired in place lease value is 5.8 years as of December 31, 2014. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 4.7 years as of December 31, 2014. Estimated annual amortization of acquired in place lease value for each of the five succeeding years and thereafter, commencing January 1, 2015 is as follows:

(Amounts in thousands)
2015	$40,935
2016	32,297
2017	27,804
2018	25,462
2019	22,241
Thereafter	78,941
Total	$227,680

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

7. Debt of the Operating Partnership
A summary of outstanding indebtedness of the Operating Partnership as of December 31, 2014 and 2013 is as follows (in thousands):

Indebtedness	Interest Rate at December 31, 2014		Maturity Date		Principal Outstanding December 31, 2014		Principal Outstanding December 31, 2013
Global revolving credit facility	Various	(1)	Nov 3, 2017		$525,951	(2)	$724,668	(2)
Unsecured term loan	Various	(3)(8)	Apr 16, 2017		976,600	(4)	1,020,984	(4)
Unsecured senior notes:
Prudential Shelf Facility:
Series C	9.680%		Jan 6, 2016		25,000		25,000
Series D	4.570%		Jan 20, 2015		50,000		50,000
Series E	5.730%		Jan 20, 2017		50,000		50,000
Series F	4.500%		Feb 3, 2015		17,000		17,000
Total Prudential Shelf Facility					142,000		142,000
Senior Notes:
4.50% notes due 2015	4.500%		Jul 15, 2015		375,000		375,000
5.875% notes due 2020	5.875%		Feb 1, 2020		500,000		500,000
5.25% notes due 2021	5.250%		Mar 15, 2021		400,000		400,000
3.625% notes due 2022	3.625%		Oct 1, 2022		300,000		300,000
4.75% notes due 2023	4.750%		Oct 13, 2023		467,310	(9)	—
4.25% notes due 2025	4.250%		Jan 17, 2025		623,080	(9)	662,280	(9)
Unamortized discounts					(15,632)		(15,048)
Total senior notes, net of discount					2,649,758		2,222,232
Total unsecured senior notes, net of discount					2,791,758		2,364,232
Exchangeable senior debentures:
5.50% exchangeable senior debentures due 2029	5.500%		Apr 15, 2029	(5)	—		266,400
Total exchangeable senior debentures					—		266,400

Mortgage loans:
Secured Term Debt (6)(7)	5.65%		Nov 11, 2014		$—		$132,966
200 Paul Avenue 1-4 (7)	5.74%		Oct 8, 2015		68,665		70,713
2045 & 2055 Lafayette Street (7)	5.93%		Feb 6, 2017		62,563		63,623
34551 Ardenwood Boulevard 1-4 (7)	5.95%		Nov 11, 2016		51,339		52,152
1100 Space Park Drive (7)	5.89%		Dec 11, 2016		51,295		52,115
600 West Seventh Street	5.80%		Mar 15, 2016		47,825		49,548
150 South First Street (7)	6.30%		Feb 6, 2017		49,316		50,097
2334 Lundy Place (7)	5.96%		Nov 11, 2016		37,340		37,930
Cressex 1	5.68%		Oct 16, 2014		—	(11)	28,583	(9)
636 Pierce Street	5.27%		Apr 15, 2023		—	(10)	26,327
Manchester Technopark	5.68%		Oct 16, 2014		—	(11)	8,695	(9)
8025 North Interstate 35	4.09%		Mar 6, 2016		6,057		6,314
731 East Trade Street	8.22%		Jul 1, 2020		3,836		4,186
Unamortized net premiums					582		2,359
Total mortgage loans, net of premiums					378,818		585,608
Total indebtedness					$4,673,127		$4,961,892

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

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

(2)	Balances as of December 31, 2014 and December 31, 2013 are as follows (balances, in thousands):

Denomination of Draw	Balance as of December 31, 2014		Weighted-average interest rate	Balance as of December 31, 2013		Weighted-average interest rate
Floating Rate Borrowing (a)
U.S. dollar ($)	$90,000		1.27%	$466,000		1.27%
British pound sterling (£)	132,716	(c)	1.61%	—		—%
Euro (€)	58,071	(c)	1.13%	78,335	(d)	1.33%
Australian dollar (AUD)	72,676	(c)	3.74%	67,212	(d)	3.70%
Hong Kong dollar (HKD)	79,336	(c)	1.34%	57,390	(d)	1.31%
Japanese yen (JPY)	13,201	(c)	1.17%	12,858	(d)	1.21%
Singapore dollar (SGD)	6,565	(c)	1.64%	—		—
Canadian dollar (CAD)	62,386	(c)	2.39%	14,873	(d)	2.32%
Total	$514,951		1.84%	$696,668		1.53%
Base Rate Borrowing (b)
U.S. dollar ($)	$11,000		3.35%	$28,000		3.35%
Total borrowings	$525,951		1.87%	$724,668		1.60%

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

(c)	Based on exchange rates of $1.56 to £1.00, $1.21 to €1.00, $0.82 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY, $0.75 to 1.00 SGD and $0.86 to 1.00 CAD, respectively, as of December 31, 2014.

(d)	Based on exchange rates of $1.37 to €1.00, $0.89 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY and $0.94 to 1.00 CAD, respectively, as of December 31, 2013.

(3)
Interest rates are based on our current senior unsecured debt ratings and are 120 basis points over the applicable index for floating rate advances. Two six-month extensions are available, which we may exercise if certain conditions are met.

(4)	Balances as of December 31, 2014 and December 31, 2013 are as follows (balances, in thousands):

Denomination of Draw	Balance as of December 31, 2014		Weighted-average interest rate		Balance as of December 31, 2013		Weighted-average interest rate
U.S. dollar ($)	$410,905		1.36%	(b)	$410,905		1.37%	(d)
Singapore dollar (SGD)	172,426	(a)	1.45%	(b)	180,918	(c)	1.40%	(d)
British pound sterling (£)	188,365	(a)	1.76%		200,216	(c)	1.72%
Euro (€)	120,375	(a)	1.22%		136,743	(c)	1.43%
Australian dollar (AUD)	84,529	(a)	3.98%		92,202	(c)	3.78%
Total	$976,600		1.66%	(b)	$1,020,984		1.67%	(d)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

(a)	Based on exchange rates of $0.75 to 1.00 SGD, $1.56 to £1.00, $1.21 to €1.00 and $0.82 to 1.00 AUD, respectively, as of December 31, 2014.

(b)
As of December 31, 2014, the weighted-average interest rate reflecting interest rate swaps was 1.92% (U.S. dollar), 2.01% (Singapore dollar) and 2.00% (Total). See Note 14 for further discussion on interest rate swaps.

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

(6)
This represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties. These were repaid in full in September 2014.

(7)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.

(8)
We have entered into interest rate swap agreements as a cash flow hedge for interest generated by the U.S. dollar and Singapore dollar tranches of the unsecured term loan. See note 14 for further information.

(9)	Based on exchange rate of $1.56 to £1.00 as of December 31, 2014 and $1.66 to £1.00 as of December 31, 2013.

(10)
On March 5, 2014, we contributed this property to our unconsolidated joint venture with an investment fund managed by Prudential Real Estate Investors which was formed in September 2013. Also on March 5, 2014, the joint venture assumed the debt and repaid in full the outstanding balance of $26.3 million on the mortgage loan.

(11)	These loans were repaid in full in October 2014.
Global Revolving Credit Facility
On August 15, 2013, the Operating Partnership refinanced its global revolving credit facility, increasing its total borrowing capacity to $2.0 billion from $1.8 billion. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to $2.55 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on November 3, 2017, with two six-month extension options available. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 110 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling, Swiss franc, Japanese yen and Mexican peso denominations. As of December 31, 2014, interest rates are based on 1-month LIBOR, 1-month GBP LIBOR, 1-month EURIBOR, 1-month BBR, 1-month HIBOR, 1-month JPY LIBOR, 1-month SIBOR and 1-month CDOR plus a margin of 1.10%. The facility also bore a base borrowing rate of 3.35% (USD) which is based on U.S. Prime Rate plus a margin of 0.10%. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, to fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of December 31, 2014, we have capitalized approximately $18.0 million of financing costs related to the global revolving credit facility. As of December 31, 2014, approximately $526.0 million was drawn under this facility and $9.3 million of letters of credit were issued, leaving approximately $1.4 billion available for use.
The global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of December 31, 2014, we were in compliance with all of such covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

Unsecured Term Loan
On August 15, 2013, we refinanced the senior unsecured multi-currency term loan facility, increasing its total borrowing capacity to $1.0 billion from $750.0 million. Pursuant to the accordion feature, total commitments can be increased to $1.1 billion, subject to the receipt of lender commitments and other conditions precedent. The facility matures on April 16, 2017, with two six-month extension options available. Interest rates are based on our senior unsecured debt ratings and are currently 120 basis points over the applicable index for floating rate advances. Funds may be drawn in U.S, Singapore and Australian dollars, as well as Euro and British pound sterling denominations with the option to add Hong Kong dollars and Japanese yen upon an accordion exercise. Based on exchange rates in effect at December 31, 2014, the balance outstanding is approximately $1.0 billion. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under this loan are consistent with our global revolving credit facility and, as of December 31, 2014, we were in compliance with all of such covenants. As of December 31, 2014, we have capitalized approximately $8.4 million of financing costs related to the unsecured term loan.
Unsecured Senior Notes
Prudential Shelf Facility
On January 20, 2010, the Operating Partnership closed the sale of $100.0 million aggregate principal amount of its senior unsecured term notes to Prudential Investment Management, Inc. and certain of its affiliates, or, collectively, Prudential, pursuant to a Note Purchase and Private Shelf Agreement, which we refer to as the Prudential shelf facility. The notes were issued in two series referred to as the series D and series E notes. The series D notes have a principal amount of $50.0 million, an interest-only rate of 4.57% per annum and a five-years maturity, and the series E notes have a principal amount of $50.0 million, an interest-only rate of 5.73% per annum and a seven-years maturity. On February 3, 2010, the Operating Partnership closed the sale of an additional $17.0 million aggregate principal amount of its senior unsecured term notes, which we refer to as the series F notes, to Prudential pursuant to the Prudential shelf facility. The series F notes have an interest-only rate of 4.50% per annum and a five-year maturity. We used the proceeds of the series D, series E and series F notes to fund acquisitions, to temporarily repay borrowings under our corporate revolving credit facility, to fund working capital and for general corporate purposes. The sale of the series A ($25.0 million), series B ($33.0 million) and series C ($25.0 million) were completed in July 2008, November 2008 and January 2009, respectively. We may prepay the notes of any series, in whole or in part, at any time at a price equal to the principal amount and accrued interest of the notes being prepaid, plus a make-whole provision. On December 8, 2010, the Operating Partnership and Prudential entered into an amendment to the Note Purchase and Private Shelf Agreement, increasing the capacity of the Prudential shelf facility from $200.0 million to $250.0 million. Our ability to make additional issuances of notes under the Prudential shelf facility expired on July 24, 2011, with $50.0 million remaining unissued under the shelf facility. On July 25, 2011, we repaid the $25.0 million of 7.00% Series A unsecured notes under the Prudential shelf facility at maturity. On November 5, 2013, we repaid the $33.0 million of 9.32% Series B unsecured notes under the Prudential shelf facility at maturity. As of December 31, 2014 and 2013, there was $142.0 million and $142.0 million of unsecured senior notes outstanding, respectively.
On August 15, 2013, concurrent with the refinancing of the global revolving credit facility, the Operating Partnership and Digital Realty Trust, Inc. and the other subsidiary guarantors set forth therein entered into Amendment No.1to the Amended and Restated Note Purchase and Private Shelf Agreement with Prudential to conform the restrictive and financial covenants of the original Prudential shelf facility that apply to the outstanding Series B, C, D, E and F Notes under the Prudential shelf facility to those in the global revolving credit facility described above and, subject to the completion of specified conditions, to authorize the potential issuance and sale of up to $50.0 million of additional senior unsecured fixed-rate term notes. The Prudential shelf facility contains restrictive covenants that are identical to those in our global revolving credit facility.
Senior Notes
4.500% Notes due 2015

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

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
The indenture governing the 2015 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2014, we were in compliance with each of these financial covenants.
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
The indenture governing the 2020 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2014, we were in compliance with each of these financial covenants.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

The indenture governing the 2021 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2014, we were in compliance with each of these financial covenants.
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
The indenture governing the 2022 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2014, we were in compliance with each of these financial covenants.
4.750% Notes due 2023
On April 1, 2014, Digital Stout Holding, LLC, a wholly owned subsidiary of Digital Realty Trust, L.P., issued £300.0 million (or approximately $498.9 million based on the April 1, 2014 exchange rate of £1.00 to $1.66) aggregate principal amount of its 4.750% Guaranteed Notes due 2023, or the 2023 Notes. The 2023 Notes are senior unsecured obligations of Digital Stout Holding, LLC and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. Interest on the 2023 Notes is payable semiannually in arrears at a rate of 4.750% per annum. The 2023 Notes mature on October 13, 2023. The net proceeds from the offering after deducting the original issue discount of approximately $3.0 million and underwriting commissions and estimated expenses of approximately $5.0 million was approximately $490.9 million. We used the net proceeds from this offering to temporarily repay borrowings under our global revolving credit facility. The 2023 Notes have been reflected net of discount in the condensed consolidated balance sheet. The indenture governing the 2023 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of the unsecured debt. At December 31, 2014, we were in compliance with these financial covenants.
4.250% Notes due 2025
On January 18, 2013, Digital Stout Holding, LLC, a wholly-owned subsidiary of the Operating Partnership, issued £400.0 million (or approximately $634.8 million based on the exchange rate of £1.00 to $1.59 on January 18, 2013) aggregate principal amount of its 4.250% Guaranteed Notes due 2025, or the 2025 Notes. The 2025 Notes are senior unsecured obligations of Digital Stout Holding, LLC and are fully and unconditionally guaranteed by the Company and the Operating Partnership. Interest on the 2025 Notes is payable semiannually in arrears at a rate of 4.250% per annum. The net proceeds from the offering after deducting the original issue discount of approximately $4.8 million and underwriting commissions and estimated expenses of approximately $5.8 million was approximately $624.2 million. We used the net proceeds from this offering to temporarily repay borrowings under our global revolving credit facility. The 2025 Notes have been reflected net of discount in the consolidated balance sheet. The indenture governing the 2025 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of the unsecured debt. At December 31, 2014, we were in compliance with all of such covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

The table below summarizes our debt maturities and principal payments as of December 31, 2014 (in thousands):

	Global Revolving Credit Facility(1)	Unsecured Term Loan (1)	Prudential Shelf Facility		Senior Notes	Mortgage Loans	Total Debt
2015	$—	$—	$67,000	(2)	$375,000	$75,493	$517,493
2016	—	—	25,000		—	191,979	216,979
2017	525,951	976,600	50,000		—	108,395	1,660,946
2018	—	—	—		—	593	593
2019	—	—	—		—	643	643
Thereafter	—	—	—		2,290,390	1,133	2,291,523
Subtotal	$525,951	$976,600	$142,000		$2,665,390	$378,236	$4,688,177
Unamortized discount	—	—	—		(15,632)	—	(15,632)
Unamortized premium	—	—	—		—	582	582
Total	$525,951	$976,600	$142,000		$2,649,758	$378,818	$4,673,127

(1)
Subject to two six -month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility and the unsecured term loan, as applicable.

(2)
On January 20, 2015, we repaid the $50.0 million of 4.57% Series D unsecured notes under the Prudential shelf facility at maturity. On February 3, 2015, we repaid the $17.0 million of 4.50% Series F unsecured notes under the Prudential shelf facility at maturity.

8. Income per Share
The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net income available to common stockholders	$132,718	$271,583	$171,662
Weighted average shares outstanding—basic	133,369,047	127,941,134	115,717,667
Potentially dilutive common shares:
Stock options	30,434	61,375	72,818
Unvested incentive units	90,449	125,132	216,092
2014 market performance-based awards	147,305	—	—
Weighted average shares outstanding—diluted	133,637,235	128,127,641	116,006,577
Income per share:
Basic	$1.00	$2.12	$1.48
Diluted	$0.99	$2.12	$1.48

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Year Ended December 31,
	2014	2013	2012
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	2,753,614	2,521,400	4,143,713
Potentially dilutive 2029 Debentures	1,957,963	6,649,510	6,486,358
Potentially dilutive Series C Cumulative Convertible Preferred Stock	—	—	814,063
Potentially dilutive Series D Cumulative Convertible Preferred Stock	—	470,748	4,016,560
Potentially dilutive Series E Cumulative Redeemable Preferred Stock	4,956,175	5,176,886	4,122,752
Potentially dilutive Series F Cumulative Redeemable Preferred Stock	3,143,195	3,283,169	1,304,940
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	4,297,805	3,898,376	—
Potentially dilutive Series H Cumulative Redeemable Preferred Stock	4,320,495	—	—
	21,429,247	22,000,089	20,888,386
9. Income per Unit
The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Year Ended December 31,
	2014	2013	2012
Net income available to common unitholders	$135,485	$276,949	$177,819
Weighted average units outstanding—basic	136,122,661	130,462,534	119,861,380
Potentially dilutive common units:
Stock options	30,434	61,375	72,818
Unvested incentive units	90,449	125,132	216,092
2014 market performance-based awards	147,305	—	—
Weighted average units outstanding—diluted	136,390,849	130,649,041	120,150,290
Income per unit:
Basic	$1.00	$2.12	$1.48
Diluted	$0.99	$2.12	$1.48

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Year Ended December 31,
	2014	2013	2012
Potentially dilutive 2029 Debentures	1,957,963	6,649,510	6,486,358
Potentially dilutive Series C Cumulative Convertible Preferred Units	—	—	814,063
Potentially dilutive Series D Cumulative Convertible Preferred Units	—	470,748	4,016,560
Potentially dilutive Series E Cumulative Redeemable Preferred Units	4,956,175	5,176,886	4,122,752
Potentially dilutive Series F Cumulative Redeemable Preferred Units	3,143,195	3,283,169	1,304,940
Potentially dilutive Series G Cumulative Redeemable Preferred Units	4,297,805	3,898,376	—
Potentially dilutive Series H Cumulative Redeemable Preferred Units	4,320,495	—	—
	18,675,633	19,478,689	16,744,673
10. Income Taxes
Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on earnings distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2014. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the years ended December 31, 2014, 2013 and 2012.
The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying condensed consolidated financial statements.
We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the years ended December 31, 2014, 2013 and 2012.
For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, we had deferred tax liabilities (located in accounts payable and other accrued expenses in the consolidated balance sheet), net of deferred tax assets (located in other assets in the consolidated balance sheet), of approximately $137.9 million primarily related to our foreign properties. The majority of our net deferred tax liability relates to differences between tax basis and book basis of the assets acquired in the Sentrum Portfolio acquisition during 2012. The valuation allowance at December 31, 2014 and 2013 relates primarily to certain foreign jurisdiction net operating loss carryforwards that we do not expect to utilize, and deferred tax assets resulting from certain foreign real estate acquisition costs, which are not depreciated for tax purposes, but are deductible upon ultimate sale of the property. Given the indefinite holding period associated with these assets, realization of these deferred tax assets is not more-likely-than-not as of December 31, 2014 and 2013.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

Deferred income tax assets and liabilities as of December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Gross deferred income tax assets:
Net operating loss carryforwards	$74,285	$70,166
Basis difference - real estate property	42,989	46,005
Basis difference - intangibles	8,817	10,695
Other - temporary differences	9,310	4,776
Total gross deferred income tax assets	135,401	131,642
Valuation allowance	(23,357)	(21,264)
Total deferred income tax assets, net of valuation allowance	112,044	110,378
Gross deferred income tax liabilities:
Basis difference - real estate property	202,499	206,991
Basis difference - intangibles	24,712	30,734
Straight-line rent	15,561	13,482
Other-temporary differences	7,220	5,788
Total gross deferred income tax liabilities	249,992	256,995
Net deferred income tax liabilities	$137,948	$146,617

11. Equity and Accumulated Other Comprehensive Loss, Net
(a) Equity Distribution Agreements
On June 29, 2011, Digital Realty Trust, Inc. entered into equity distribution agreements, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it could issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. To date, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the years ended December 31, 2014 and 2013. As of December 31, 2014, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

(d) Noncontrolling Interests in Operating Partnership
Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interest in the Operating Partnership as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	135,626,255	97.8%	128,455,350	97.7%
Noncontrolling interests consist of:
Common units held by third parties	1,463,814	1.1%	1,491,814	1.2%
Incentive units held by employees and directors (see note 13)	1,549,847	1.1%	1,475,207	1.1%
	138,639,916	100.0%	131,422,371	100.0%
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
The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $179.0 million and $124.1 million based on the closing market price of Digital Realty Trust, Inc. common stock on December 31, 2014 and 2013, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

The following table shows activity for the noncontrolling interests in the Operating Partnership for the years ended December 31, 2014, 2013 and 2012:

	Common Units	Incentive Units	Total
As of December 31, 2011	3,405,814	1,530,316	4,936,130
Redemption of common units for shares of Digital Realty Trust, Inc. common stock(1)	(1,890,000)	—	(1,890,000)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock(1)	—	(344,860)	(344,860)
Vesting of Class C Units (2007 Grant)	—	(15,950)	(15,950)
Grant of incentive units to employees and directors	—	166,080	166,080
As of December 31, 2012	1,515,814	1,335,586	2,851,400
Redemption of common units for shares of Digital Realty Trust, Inc. common stock(1)	(24,000)	—	(24,000)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock(1)	—	(33,138)	(33,138)
Cancellation of incentive units held by employees and directors	—	(19,483)	(19,483)
Grant of incentive units to employees and directors		192,242	192,242
As of December 31, 2013	1,491,814	1,475,207	2,967,021
Redemption of common units for shares of Digital Realty Trust, Inc. common stock(1)	(28,000)	—	(28,000)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock(1)	—	(106,073)	(106,073)
Cancellation of incentive units held by employees and directors	—	(18,773)	(18,773)
Grant of incentive units to employees and directors	—	199,486	199,486
As of December 31, 2014	1,463,814	1,549,847	3,013,661

(1)
This redemption was recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying consolidated balance sheet of Digital Realty Trust, Inc.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

(e) Dividends
We have declared and paid the following dividends on our common and preferred stock for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Date dividend declared	Dividend payable date	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock	Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Common Stock
February 14, 2012	March 30, 2012	$1,402		$2,398		$5,031	$—		$—		$—		$78,335	(1)
April 23, 2012	June 29, 2012	—	(2)	2,394		5,031	2,888	(3)	—		—		80,478	(1)
July 19, 2012	September 28, 2012	—		1,723		5,031	3,023		—		—		89,679	(1)
October 30, 2012	December 31, 2012 for Series D, E and F Preferred Stock; January 15, 2013 for Common Stock	—		1,697		5,031	3,023		—		—		90,582	(1)
		$1,402		$8,212		$20,124	$8,934		$—		$—		$339,074
February 12, 2013	March 29, 2013	$—		$—	(4)	$5,031	$3,023		$—		$—		$100,165	(5)
May 1, 2013	June 28, 2013	—		—		5,031	3,023		3,345	(6)	—		100,169	(5)
July 23, 2013	September 30, 2013	—		—		5,031	3,023		3,672		—		100,180	(5)
October 23, 2013	December 31, 2013 for Series E, F and G Preferred Stock; January 15, 2014 for Common Stock	—		—		5,031	3,023		3,672		—		100,187	(5)
		$—		$—		$20,124	$12,092		$10,689		$—		$400,701
February 11, 2014	March 31, 2014	$—		$—		$5,031	$3,023		$3,672		$—		$106,743	(7)
April 29, 2014	June 30, 2014	—		—		5,031	3,023		3,672		7,104	(8)	112,357	(7)
July 21, 2014	September 30, 2014	—		—		5,031	3,023		3,672		6,730		112,465	(7)
November 4, 2014	December 31, 2014 for Series E, F, G and H Preferred Stock; January 15, 2015 for Common Stock	—		—		5,031	3,023		3,672		6,730		112,538	(7)
		$—		$—		$20,124	$12,092		$14,688		$20,564		$444,103

Annual rate of dividend per share		$1.09400		$1.37500		$1.75000	$1.65625		$1.46875		$1.84375

(1)	$2.920 annual rate of dividend per share.

(2)
Effective April 17, 2012, Digital Realty Trust, Inc. converted all outstanding shares of its 4.375% series C cumulative convertible preferred stock, or the series C preferred stock, into shares of its common stock in accordance with the terms of the series C preferred stock. Each share of series C preferred stock was converted into 0.5480 share of common stock of Digital Realty Trust, Inc.

(3)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2012.

(4)
Effective February 26, 2013, Digital Realty Trust, Inc. converted all outstanding shares of its series D preferred stock into shares of its common stock in accordance with the terms of the series D preferred stock. Each share of series D preferred stock was converted into 0.6360 share of common stock of Digital Realty Trust, Inc.

(5)	$3.120 annual rate of dividend per share.

(6)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2013.

(7)	$3.320 annual rate of dividend per share.

(8)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2014.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

gain. Cash provided by operating activities has generally been sufficient to fund all distributions, however, in the future we may also need to utilize borrowings under the global revolving credit facility to fund all or a portion distributions.
(f) Accumulated Other Comprehensive Income (Loss), Net
The accumulated balances for each item within other comprehensive income (loss), net are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive income (loss), net
Balance as of December 31, 2012	$(2,576)	$(9,615)	$(12,191)
Net current period change	14,321	2,423	16,744
Reclassification to interest expense from interest rate swaps	—	6,138	6,138
Balance as of December 31, 2013	$11,745	$(1,054)	$10,691
Net current period change	(51,312)	(7,775)	(59,087)
Reclassification to interest expense from interest rate swaps	—	3,350	3,350
Balance as of December 31, 2014	$(39,567)	$(5,479)	$(45,046)
12. Capital and Accumulated Other Comprehensive Income (Loss)
(a) Redeemable Preferred Units
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

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
The redemption value of the limited partners’ common units and the vested incentive units was approximately $179.0 million and $124.1 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on December 31, 2014 and 2013, respectively.

(d) Distributions
All distributions on our units are at the discretion of Digital Realty Trust, Inc.’s board of directors. We have declared and paid the following distributions on our common and preferred units for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Date distribution declared	Distribution payable date	Series C Preferred Units		Series D Preferred Units		Series E Preferred Units	Series F Preferred Units		Series G Preferred Units		Series H Preferred Units		Common Units
February 14, 2012	March 30, 2012	$1,402		$2,398		$5,031	$—		$—		$—		$81,917	(1)
April 23, 2012	June 29, 2012	—	(2)	2,394		5,031	2,888	(3)	—		—		83,982	(1)
July 19, 2012	September 28, 2012	—		1,723		5,031	3,023		—		—		93,076	(1)
October 30, 2012	December 31, 2012 for Series D, E and F Preferred Units; January 15, 2013 for Common Units	—		1,697		5,031	3,023		—		—		93,434	(1)
		$1,402		$8,212		$20,124	$8,934		$—		$—		$352,409
February 12, 2013	March 29, 2013	$—		$—	(4)	$5,031	$3,023		$—		$—		$102,506	(5)
May 1, 2013	June 28, 2013	—		—		5,031	3,023		3,345	(6)	—		102,507	(5)
July 23, 2013	September 30, 2013	—		—		5,031	3,023		3,672		—		102,506	(5)
October 23, 2013	December 31, 2013 for Series E, F and G Preferred Units; January 15, 2014 for Common Units	—		—		5,031	3,023		3,672		—		102,509	(5)
		$—		$—		$20,124	$12,092		$10,689		$—		$410,028
February 11, 2014	March 31, 2014	$—		$—		$5,031	$3,023		$3,672		$—		$109,378	(7)
April 29, 2014	June 30, 2014	—		—		5,031	3,023		3,672		7,104	(8)	115,008	(7)
July 21, 2014	September 30, 2014	—		—		5,031	3,023		3,672		6,730		115,012	(7)
November 4, 2014	December 31, 2014 for Series E, F, G and H Preferred Units; January 15, 2015 for Common Units	—		—		5,031	3,023		3,672		6,730		115,016	(7)
		$—		$—		$20,124	$12,092		$14,688		$20,564		$454,414

(1)	$2.920 annual rate of distribution per unit.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

(2)
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

(3)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2012.

(4)
Effective February 26, 2013, in connection with the conversion of the series D preferred stock by Digital Realty Trust, Inc., all of the outstanding series D preferred units were converted into common units in accordance with the terms of the series D preferred units. Each series D preferred unit was converted into 0.6360 common unit of the Operating Partnership.

(5)	$3.120 annual rate of distribution per unit.

(6)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2013.

(7)	$3.320 annual rate of distribution per unit.

(8)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2014.
(f) Accumulated Other Comprehensive Income (Loss)
The accumulated balances for each item within other comprehensive income (loss) are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive income (loss)
Balance as of December 31, 2012	$(4,401)	$(10,509)	$(14,910)
Net current period change	14,636	2,473	17,109
Reclassification to interest expense from interest rate swaps	—	6,258	6,258
Balance as of December 31, 2013	$10,235	$(1,778)	$8,457
Net current period change	(52,373)	(7,936)	(60,309)
Reclassification to interest expense from interest rate swaps	—	3,419	3,419
Balance as of December 31, 2014	$(42,138)	$(6,295)	$(48,433)
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
On April 28, 2014, Digital Realty Trust, Inc. held its 2014 Annual Meeting of Stockholders, or the 2014 Annual Meeting, at which the Company’s stockholders approved the Digital Realty Trust, Inc., Digital Services, Inc., and Digital Realty Trust, L.P. 2014 Incentive Award Plan (as amended, the 2014 Incentive Award Plan), which had been previously adopted by the Board of Directors and recommended to the stockholders for approval by the Company’s Board of Directors. The 2014 Incentive Award Plan became effective and replaced the Amended and Restated 2004 Incentive Award Plan as of the date of such

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

stockholder approval. The material features of the 2014 Incentive Award Plan are described in our definitive Proxy Statement filed on March 19, 2014 in connection with the 2014 Annual Meeting.
As of December 31, 2014, 5,388,485 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the 2014 Incentive Award Plan. Each long-term incentive unit and Class D Unit issued under the 2014 Incentive Award Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2014 Incentive Award Plan and the individual award limits set forth therein.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

benefit of the Operating Partnership (including the grant of a long-term incentive unit), and at such other times as may be desirable or required to comply with the Treasury Regulations.
Below is a summary of our long-term incentive unit activity for the year ended December 31, 2014.

Unvested Long-term Incentive Units	Units	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	440,951	$62.42
Granted	199,486	52.42
Vested	(307,249)	58.90
Cancelled or expired	(18,773)	65.21
Unvested, end of period	314,415	59.34
During the year ended December 31, 2013, certain employees were granted an aggregate of 95,316 long-term incentive units, which, in addition to a service condition, were subject to a performance condition that impacted the number of units which ultimately vested. The performance condition was based upon our achievement of the 2013 Core Funds From Operations, or CFFO, per share targets. Based on our 2013 CFFO per diluted share and unit, 75,105 of the 2013 long-term incentive units, net of forfeitures, satisfied the performance condition. The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the grant date, are being expensed on a straight-line basis for service awards over four years, the current vesting period of the long-term incentive units. We expense the fair value of awards that contain a performance condition using an accelerated method with each vesting tranche valued as a separate award.
The expense recorded for the years ended December 31, 2014, 2013 and 2012 related to long-term incentive units was approximately $12.6 million, $8.9 million and $9.0 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $1.7 million, $1.6 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $9.3 million and $12.9 million as of December 31, 2014 and 2013, respectively. We expect to recognize this unearned compensation over the next 2.0 years on a weighted average basis.
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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

Level	RMS Relative Market Performance	Market Performance Vesting Percentage
Below Threshold Level	< 0 basis points	0%
Threshold Level	0 basis points	25%
Target Level	325 basis points	50%
High Level	> 650 basis points	100%

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
Service-based vesting will be accelerated, in full or on a pro rata basis, in the event of a change in control, termination of employment by the Company without cause, or termination of employment by the award recipient for good reason, death, disability or retirement, in any case prior to the completion of the Market Performance Period.. However, vesting with respect to the market condition will continue to be measured based on RMS Relative Market Performance during the three-year Market Performance Period (or, in the case of a change in control, shortened Market Performance Period).
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
As of December 31, 2014, 664,316 Class D Units and 248,026 market performance-based RSUs had been awarded to our executive officers and other employees. The number of units granted reflects the maximum number of Class D units or market performance-based RSUs, as applicable, which will become vested assuming the achievement of the highest level of RMS Relative Market Performance under the awards and, in the case of the Class D units, also includes dividend equivalent units. The fair value of these awards of approximately $17.4 million will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years. The unearned compensation as of December 31, 2014 was $9.5 million, net of cancellations. As of December 31, 2014, none of the above awards had vested. We recognized compensation expense related to these awards of approximately $3.0 million in the year ended December 31, 2014. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $1.4 million for the year ended December 31, 2014. If the market condition is not met at the end of the performance period, the unamortized amount will be recognized as an expense at that time.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

(c) Stock Options

The following table summarizes the Amended and Restated 2004 Incentive Award Plan’s stock option activity for the year ended December 31, 2014:

	Year Ended December 31, 2014
	Shares	Weighted average exercise price
Options outstanding, beginning of period	123,690	$30.13
Exercised	(42,757)	16.65
Cancelled / Forfeited	—	—
Options outstanding, end of period	80,933	$37.25
Exercisable, end of period	80,933	$37.25
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2014:

Options outstanding and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value
$20.37-28.09	15,000	0.85	20.37	688,950
$33.18-41.73	65,933	2.30	41.09	1,662,091
	80,933	2.03	$37.25	$2,351,041
(d) Restricted Stock
Below is a summary of our restricted stock activity for the year ended December 31, 2014.

Unvested Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	255,081	$63.35
Granted (1)	179,768	50.78
Vested	(76,946)	60.39
Cancelled or expired	(57,401)	60.70
Unvested, end of period	300,502	57.10

(1)	All restricted stock granted in 2014 is subject only to a service condition.
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
During the year ended December 31, 2013, certain employees were granted an aggregate of 69,995 shares of restricted stock, which, in addition to a service condition, were subject to a performance condition that impacted the number of shares which ultimately vested. The performance condition was based upon our achievement of the 2013 CFFO per share targets. Upon evaluating the results of the performance condition, the final number of shares was determined and such shares vest based on satisfaction of the service conditions. Based on our 2013 CFFO per diluted share and unit, 50,805 shares of the 2013 restricted stock awards (net of forfeitures) satisfied the performance condition.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

 The expense recorded for the years ended December 31, 2014, 2013 and 2012 related to grants of restricted stock was approximately $2.5 million, $2.7 million and $2.9 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $2.7 million, $2.5 million and $2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $10.4 million and $8.7 million as of December 31, 2014 and 2013, respectively. We expect to recognize this unearned compensation over the next 2.5 years on a weighted average basis.
(e) 401(k) Plan
We have a 401(k) plan whereby our employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The 401(k) Plan complies with Internal Revenue Service requirements as a 401(k) Safe Harbor Plan whereby discretionary contributions made by us are 100% vested. The aggregate cost of our contributions to the 401(k) Plan was approximately $2.8 million, $2.4 million, and $2.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2014 or December 31, 2013.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The fair value of these derivatives was $(2.4) million and $0.1 million at December 31, 2014 and December 31, 2013 respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2014, we recognized an increase to earnings of approximately $0.8 million related to the ineffective portion of our forward-starting swap. During the years ended December 31, 2013 and 2012, there were no ineffective portions to our interest rate swaps.
Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our debt. As of December 31, 2014, we estimate that an additional $2.7 million will be reclassified as an increase to interest expense during the year ending December 31, 2015, when the hedged forecasted transactions impact earnings.
As of December 31, 2014 and December 31, 2013, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of December 31, 2014		As of December 31, 2013		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of December 31, 2014	As of December 31, 2013
Currently-paying contracts
$410,905	(1)	$410,905	(1)	Swap	0.717	Various	Various	$(241)	$(76)
142,965	(2)	150,040	(2)	Swap	0.925	July 17, 2012	April 18, 2017	669	131
553,870		560,945						428	55
Forward-starting contracts
150,000	(3)	—		Forward-starting Swap	2.091	July 15, 2014	July 15, 2019	(2,837)	—
Total
$703,870		$560,945						$(2,409)	$55

(1)	Represents the U.S. dollar tranche of the unsecured term loan.

(2)
Represents a portion of the Singapore dollar tranche of the unsecured term loan. Translation to U.S. dollars is based on exchange rate of $0.75 to 1.00 SGD as of December 31, 2014 and $0.79 to 1.00 SGD as of December 31, 2013.

(3)
In January 2014, we entered into a forward-starting five-year swap contract to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. The accrual period of the swap contract was designed to match the tenor of the planned debt issuance. In the fourth quarter of 2014, changes in the forecasted transaction resulted in the discontinuation of cash flow hedge accounting. As such, changes in the fair value of the forward starting swap were recognized in earnings, within the other income (expense) line item.  During 2014 the total net gain recognized on the forward starting swap was approximately $0.8 million, and on January 13, 2015, we cash settled the forward starting swap for approximately $5.7 million, including accrued interest.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

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
The Company’s disclosures of estimated fair value of financial instruments at December 31, 2014 and December 31, 2013 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.
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
As of December 31, 2014 and December 31, 2013, the aggregate estimated fair value and carrying value of our global revolving credit facility, unsecured term loan, unsecured senior notes, exchangeable senior debentures and mortgage loans were as follows (in thousands):

	Categorization under the fair value hierarchy	As of December 31, 2014		As of December 31, 2013
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Global revolving credit facility (1)	Level 2	$525,951	$525,951	$724,668	$724,668
Unsecured term loan (2)	Level 2	976,600	976,600	1,020,984	1,020,984
Unsecured senior notes (3)(4)	Level 2	2,968,073	2,791,758	2,379,999	2,364,232
Exchangeable senior debentures (3)	Level 2	—	—	336,847	266,400
Mortgage loans (3)	Level 2	399,569	378,818	622,580	585,608
		$4,870,193	$4,673,127	$5,085,078	$4,961,892

(1)	The carrying value of our global revolving credit facility approximates estimated fair value, due to the variability of interest rates and the stability of our credit rating.

(2)	The carrying value of our unsecured term loan approximates estimated fair value, due to the variability of interest rates and the stability of our credit rating.

(3)
Valuations for our unsecured senior notes and mortgage loans are determined based on the expected future payments discounted at risk-adjusted rates. The 2015 Notes, 2020 Notes, 2021 Notes, 2022 Notes, 2023 Notes and 2025 Notes and 2029 Debentures are valued based on quoted market prices.

(4)
The carrying value of the 2015 Notes, 2020 Notes, 2021 Notes, 2022 Notes, 2023 Notes and 2025 Notes are net of discount of $15.6 million and $15.0 million in the aggregate as of December 31, 2014 and December 31, 2013, respectively.

16. Tenant Leases
The future minimum lease payments to be received (excluding operating expense reimbursements) by us as of December 31, 2014, under non-cancelable operating leases are as follows (in thousands):

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

2015	$1,184,835
2016	1,118,153
2017	1,055,080
2018	948,635
2019	827,175
Thereafter	3,322,079
Total	$8,455,957
Included in the above amounts are minimum lease payments to be received from The tel(x) Group, Inc., or tel(x), and SoftLayer Technologies, Inc., or SoftLayer, previously related parties as further discussed in note 17. The future minimum lease payments to be received (excluding operating expense reimbursements) by us from tel(x) and SoftLayer, entered into while both tel(x) and SoftLayer were related parties, as of December 31, 2014, under non-cancelable operating leases are as follows (in thousands):

2015	$85,625
2016	88,004
2017	90,353
2018	92,594
2019	95,256
Thereafter	510,424
Total	$962,256
17. Related Party Transactions
In December 2006, we entered into 10 leases with tel(x) pursuant to which tel(x) provides enhanced meet-me-room services to our customers. The initial terms of these leases expire in 2026, and tel(x) has options to extend them through 2046. tel(x) was acquired by GI Partners Fund II, LLP in November 2006, which, collectively with GI Partners Side Fund II, L.P., owned the majority of the outstanding stock of tel(x). Richard Magnuson, our former director and Chairman who served until our 2012 Annual Meeting of Stockholders, or the Annual Meeting, is the chief executive officer of the advisor to GI Partners Fund II, LLP and GI Partners Side Fund II, L.P. During the year ended December 31, 2011, GI Partners Fund II, LLP and GI Partners Side Fund II, L.P completed the sale of tel(x) to an unrelated third party. Our consolidated statements of operations include rental revenues of approximately $51.6 million, $48.6 million and $45.7 million from tel(x) for the years ended December 31, 2014, 2013 and 2012, respectively, from leases entered into before tel(x) was sold to an unrelated third party. In connection with the lease agreements, we entered into an operating agreement with tel(x), effective as of December 1, 2006, with respect to joint sales and marketing efforts, designation of representatives to manage the national relationship between us and tel(x) and future meet-me-room facilities. As of December 31, 2014 and 2013, tel(x) leased from us 341,202 square feet under 55 lease agreements; all but 14 leases for 86,888 square feet were entered into prior to the sale of tel(x) to an unrelated third party in September 2011.
We also entered into an agreement with tel(x), effective as of December 1, 2006, with respect to percentage rent arising out of potential future lease agreements for rentable space in buildings covered by the meet-me-room lease agreements. Percentage rent earned during the years ended December 31, 2014, 2013 and 2012 amounted to approximately $7.1 million, $6.0 million and $4.8 million, respectively. In addition, in connection with the lease agreements, we entered into a management agreement with tel(x), effective as of December 1, 2007, pursuant to which tel(x) agreed to provide us with certain management services in exchange for a management fee of one percent of rents actually collected by tel(x).
Prior to the 2012 Annual Meeting, we had entered into 9 leases with SoftLayer, all of which are in place as of December 31, 2013. The initial terms of these leases expire from 2013 to 2025, and SoftLayer has options to extend them from 2018 through 2035. On August 3, 2010, GI Partners Fund III, L.P. acquired a controlling interest in SoftLayer. Richard Magnuson, our former director and Chairman who served until our Annual Meeting, is also a manager of the general partner to GI Partners Fund III, L.P. Our consolidated statements of operations include rental revenues of approximately $51.8 million, $53.9 million and $48.3 million from SoftLayer for the years ended December 31, 2014, 2013 and 2012, respectively, from

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

leases entered into before Mr. Magnuson’s term as a member of our Board of Directors and our Chairman ended. In July 2013, SoftLayer was acquired by IBM.
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
We have ground leases on Paul van Vlissingenstraat 16that expires in 2054, Chemin de l’Epinglier 2that expires in 2074, Clonshaugh Industrial Estate I and II that expires in 2981, Manchester Technopark that expires in 2125, 29A International Business Park that expires in 2038, Gyroscoopweg 2E-2F, which has a continuous ground lease and will be adjusted on January 1, 2042, and Naritaweg 52, which has a continuous ground lease. In late 2011, we executed a lease for a new location for our headquarters, which began in May 2012, with a lease term of 12 years with an option to extend the lease for an additional five years. We also have operating leases at 111 8th Avenue (2nd and 6th floors), 8100 Boone Boulevard, 111 8th Avenue (3rd and 7th floors) and 410 Commerce Boulevard, which expire in June 2024, September 2017, February 2022 and December 2026, respectively. The lease at 111 8th Avenue (2ndand 6th floors) has an option to extend the lease until June 2034 and the lease at 111 8th Avenue (3rd and 7th floors) has an option to extend the lease until February 2032. The leases at 8100 Boone Boulevard and 410 Commerce Boulevard have no extension options.
We have a fully prepaid ground lease on 2055 E. Technology Circle that expires in 2083. We have a fully prepaid ground lease on Cateringweg 5 that expires in 2059. The ground lease at Naritaweg 52 has been prepaid through December 2036.
Rental expense for these leases was approximately $16.2 million, $23.1 million, and $10.2 million for the years ended December 31, 2014, 2013 and 2012 respectively. In 2013, a non-cash $10.0 million straight-line rent expense adjustment was recorded in rental property operating and maintenance expenses related to a lease amendment executed in September 2010, $7.5 million of this amount related to prior years. This adjustment was deemed to be immaterial to both the current year and prior year financial statements taken as a whole.
The minimum commitment under these leases, excluding the fully prepaid ground leases, as of December 31, 2014 was as follows (in thousands):

2015	$15,347
2016	15,011
2017	15,012
2018	14,362
2019	14,730
Thereafter	101,964
Total	$176,426
(b) Contingent liabilities
As part of the 29A International Business Park asset acquisition in 2010, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined in the agreements for the acquisition. As of December 31, 2014, certain leases executed subsequent to purchase have caused an amount to become probable of payment and therefore approximately $12.6 million has been accrued in accounts payable and accrued liabilities and capitalized to buildings and improvements in the consolidated balance sheet as of December 31, 2014. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $37.7 million based on the exchange rate as of December 31, 2014). The earnout contingency expires in November 2020.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

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
As part of the acquisition of the Sentrum Portfolio, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of the contingent consideration liability was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). We have adjusted the contingent consideration to fair value at each reporting date with changes in fair value recognized in operating income. At December 31, 2014, the fair value of the contingent consideration for Sentrum was £30.3 million (or approximately $47.2 million based on the exchange rate as of December 31, 2014) and is currently accrued in accounts payable and other accrued expenses in the consolidated balance sheet. We made earnout payments of approximately £6.2 million (or approximately $10.3 million based on the exchange rates as of the date of each payment) during the year ended December 31, 2014. During the year ended December 31, 2013, we made earnout payments of approximately £16.9 million (or approximately $25.8 million based on the exchange rates as of the date of each payment). From the acquisition date through December 31, 2014, we have made earnout payments of approximately £23.1 million (or approximately $36.1 million based on the exchange rates as of the date of each payment). The change in fair value of contingent consideration for Sentrum was recorded as a reduction to operating expense of approximately $8.4 million, $1.8 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The fair value of this liability will be reassessed on a quarterly basis, with any changes being recognized in earnings. Increases or decreases in the fair value of the liability can result from changes in discount periods, discount rates and probabilities that contingencies will be met. The earn-out contingency expires in July 2015.
(c) Construction Commitments
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At December 31, 2014, we had open commitments related to construction contracts of approximately $156.5 million.
(d) Legal Proceedings
Although the Company is involved in legal proceedings arising in the ordinary course of business, as of December 31, 2014, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

19. Quarterly Financial Information (Digital Realty Trust, Inc.) (unaudited)
The tables below reflect selected quarterly information for the years ended December 31, 2014 and 2013. Certain amounts have been reclassified to conform to the current year presentation (in thousands, except per share amounts).

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total operating revenues	$412,216	$412,186	$401,446	$390,590
Net income (loss)	(34,794)	130,161	61,332	46,717
Net income (loss) attributable to Digital Realty Trust, Inc.	(33,833)	127,769	60,339	45,912
Preferred stock dividends	18,455	18,455	18,829	11,726
Net income (loss) available to common stockholders	(52,288)	109,314	41,510	34,186
Basic net income (loss) per share available to common stockholders	$(0.39)	$0.81	$0.31	$0.27
Diluted net income (loss) per share available to common stockholders	$(0.39)	$0.80	$0.31	$0.26

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total operating revenues	$380,931	$379,456	$363,502	$358,370
Net income	55,667	153,480	59,621	51,681
Net income attributable to Digital Realty Trust, Inc.	54,703	150,598	58,476	50,711
Preferred stock dividends	11,726	11,726	11,399	8,054
Net income available to common stockholders	42,977	138,872	47,077	42,657
Basic net income per share available to common stockholders	$0.33	$1.08	$0.37	$0.34
Diluted net income per share available to common stockholders	$0.33	$1.06	$0.37	$0.34

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2014 and 2013

20. Quarterly Financial Information (Digital Realty Trust, L.P.) (unaudited)
The tables below reflect selected quarterly information for the years ended December 31, 2014 and 2013. Certain amounts have been reclassified to conform to the current year presentation (in thousands, except per unit amounts).

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total operating revenues	$412,216	$412,186	$401,446	$390,590
Net income (loss)	(34,794)	130,161	61,332	46,717
Net income (loss) attributable to Digital Realty Trust, L.P.	(34,907)	130,041	61,212	46,605
Preferred unit distributions	18,455	18,455	18,829	11,726
Net income (loss) available to common unitholders	(53,362)	111,586	42,383	34,879
Basic net income (loss) per unit available to common unitholders	$(0.39)	$0.81	$0.31	$0.27
Diluted net income (loss) per unit available to common unitholders	$(0.39)	$0.80	$0.31	$0.26

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total operating revenues	$380,931	$379,456	$363,502	$358,370
Net income	55,667	153,480	59,621	51,681
Net income attributable to Digital Realty Trust, L.P.	55,552	153,355	59,412	51,535
Preferred unit distributions	11,726	11,726	11,399	8,054
Net income available to common unitholders	43,826	141,629	48,013	43,481
Basic net income per unit available to common unitholders	$0.33	$1.08	$0.37	$0.34
Diluted net income per unit available to common unitholders	$0.33	$1.06	$0.37	$0.34
21. Subsequent Events
In addition to matters discussed elsewhere in the footnotes, the following subsequent events warranted disclosure:
On February 5, 2015, the Operating Partnership sold the 100 Quannapowitt property for approximately $31 million.The transaction after costs resulted in net proceeds of approximately $29 million and a net gain of approximately $9 million. The property was identified as held for sale as of December 31, 2014. 100 Quannapowitt was not a significant component of our U.S. portfolio nor does the sale represent a significant shift in our strategy.
On February 25, 2015, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit:

Share / Unit Class	Series E Preferred Stock and Unit	Series F Preferred Stock and Unit	Series G Preferred Stock and Unit	Series H Preferred Stock and Unit	Common stock and common unit
Dividend and distribution amount	$0.437500	$0.414063	$0.367188	$0.460938	$0.850000
Dividend and distribution payable date	March 31, 2015	March 31, 2015	March 31, 2015	March 31, 2015	March 31, 2015
Dividend and distribution payable to holders of record on	March 13, 2015	March 13, 2015	March 13, 2015	March 13, 2015	March 13, 2015
Annual equivalent rate of dividend and distribution	$1.750	$1.656	$1.469	$1.844	$3.400

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION
December 31, 2014
(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
36 NE 2nd Street	Miami	—	1,942	—	24,184	10,260	—	1,942	—	34,444	36,386	(12,667)	2002	(A)
2323 Bryan Street	Dallas	—	1,838	—	77,604	46,607	—	1,838	—	124,211	126,049	(49,591)	2002	(A)
300 Boulevard East	NY Metro	—	5,140	—	48,526	61,926	—	5,140	—	110,452	115,592	(50,428)	2002	(A)
2334 Lundy Place	Silicon Valley	37,340	3,607	—	23,008	66	—	3,607	—	23,074	26,681	(8,663)	2002	(A)
34551 Ardenwood Boulevard	Silicon Valley	51,339	15,330	—	32,419	11,967	—	15,330	—	44,386	59,716	(14,258)	2003	(A)
2440 Marsh Lane	Dallas	—	1,477	—	10,330	71,747	—	1,477	—	82,077	83,554	(41,865)	2003	(A)
375 Riverside Parkway	Atlanta	—	1,250	—	11,578	31,197	—	1,250	—	42,775	44,025	(19,856)	2003	(A)
47700 Kato Road & 1055 Page Avenue	Silicon Valley	—	5,272	—	20,166	3,129	—	5,272	—	23,295	28,567	(5,886)	2003	(A)
4849 Alpha Road	Dallas	—	2,983	—	10,650	42,663	—	2,983	—	53,313	56,296	(17,407)	2004	(A)
600 West Seventh Street	Los Angeles	47,825	18,478	—	50,824	54,924	—	18,478	—	105,748	124,226	(47,592)	2004	(A)
2045 & 2055 LaFayette Street	Silicon Valley	62,563	6,065	—	43,817	20	—	6,065	—	43,837	49,902	(14,882)	2004	(A)
200 Quannapowitt Parkway	Boston	—	12,416	—	26,154	42,754	(40,070)	8,588	—	32,666	41,254	(12,837)	2004	(A)
11830 Webb Chapel Road	Dallas	—	5,881	—	34,473	1,989	—	5,881	—	36,462	42,343	(13,198)	2004	(A)
150 South First Street	Silicon Valley	49,316	2,068	—	29,214	1,461	—	2,068	—	30,675	32,743	(9,725)	2004	(A)
3065 Gold Camp Drive	Sacramento	—	1,886	—	10,686	17,042	(9,860)	1,886	—	17,868	19,754	(7,753)	2004	(A)
200 Paul Avenue	San Francisco	68,665	14,427	—	75,777	80,363	—	14,427	—	156,140	170,567	(55,948)	2004	(A)
1100 Space Park Drive	Silicon Valley	51,295	5,130	—	18,206	27,307	—	5,130	—	45,513	50,643	(22,604)	2004	(A)
3015 Winona Avenue	Los Angeles	—	6,534	—	8,356	5	—	6,534	—	8,361	14,895	(3,098)	2004	(A)
1125 Energy Park Drive	Minneapolis	—	2,775	—	10,761	198	(5,900)	2,775	—	5,059	7,834	(3,882)	2005	(A)
350 East Cermak Road	Chicago	—	8,466	—	103,232	221,246	—	8,620	—	324,324	332,944	(143,057)	2005	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2014
(In thousands)

	Metropolitan Area	Encumbrances		Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
				Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
8534 Concord Center Drive	Denver	—		2,181	—	11,561	62	—	2,181	—	11,623	13,804	(4,342)	2005	(A)
2401 Walsh Street	Silicon Valley	—		5,775	—	19,267	36	—	5,775	—	19,303	25,078	(6,274)	2005	(A)
2403 Walsh Street	Silicon Valley	—		5,514	—	11,695	38	—	5,514	—	11,733	17,247	(4,069)	2005	(A)
200 North Nash Street	Los Angeles	—		4,562	—	12,503	231	—	4,562	—	12,734	17,296	(4,798)	2005	(A)
731 East Trade Street	Charlotte	4,356	(1)	1,748	—	5,727	248	—	1,748	—	5,975	7,723	(1,854)	2005	(A)
113 North Myers	Charlotte	—		1,098	—	3,127	1,938	—	1,098	—	5,065	6,163	(1,829)	2005	(A)
125 North Myers	Charlotte	—		1,271	—	3,738	6,175	—	1,271	—	9,913	11,184	(5,847)	2005	(A)
Paul van Vlissingenstraat 16	Amsterdam	—		—	—	15,255	27,683	—	—	—	42,938	42,938	(11,795)	2005	(A)
600-780 S. Federal	Chicago	—		7,849	—	27,881	34,290	—	7,849	—	62,171	70,020	(11,683)	2005	(A)
115 Second Avenue	Boston	—		1,691	—	12,569	10,155	—	1,691	—	22,724	24,415	(11,751)	2005	(A)
Chemin de l’Epinglier 2	Geneva	—		—	—	20,071	519	—	—	—	20,590	20,590	(6,458)	2005	(A)
251 Exchange Place	N. Virginia	—		1,622	—	10,425	304	—	1,622	—	10,729	12,351	(3,798)	2005	(A)
7500 Metro Center Drive	Austin	—		1,177	—	4,877	68,441	—	1,177	—	73,318	74,495	(3,447)	2005	(A)
3 Corporate Place	NY Metro	—		2,124	—	12,678	117,173	—	2,124	—	129,851	131,975	(59,468)	2005	(A)
4025 Midway Road	Dallas	—		2,196	—	14,037	28,208	—	2,196	—	42,245	44,441	(21,845)	2006	(A)
Clonshaugh Industrial Estate	Dublin	—		—	1,444	5,569	2,208	—	—	100	9,121	9,221	(4,692)	2006	(A)
6800 Millcreek Drive	Toronto	—		1,657	—	11,352	2,279	—	1,657	—	13,631	15,288	(4,760)	2006	(A)
101 Aquila Way	Atlanta	—		1,480	—	34,797	44	—	1,480	—	34,841	36,321	(10,985)	2006	(A)
12001 North Freeway	Houston	—		6,965	—	23,492	139,058	—	6,965	—	162,550	169,515	(23,138)	2006	(A)
120 E Van Buren	Phoenix	—		4,524	—	157,822	103,469	—	4,524	—	261,291	265,815	(88,800)	2006	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2014
(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
Gyroscoopweg 2E-2F	Amsterdam	—	—	—	13,450	(735)	—	—	—	12,715	12,715	(3,936)	2006	(A)
Clonshaugh Industrial Estate II	Dublin	—	—	—	—	84,261	—	—	—	84,261	84,261	(30,832)	2006	(C)
600 Winter Street	Boston	—	1,429	—	6,228	456	—	1,429	—	6,684	8,113	(1,649)	2006	(A)
2300 NW 89th Place	Miami	—	1,022	—	3,767	18	—	1,022	—	3,785	4,807	(1,303)	2006	(A)
2055 East Technology Circle	Phoenix	—	—	—	8,519	27,334	—	—	—	35,853	35,853	(18,915)	2006	(A)
114 Rue Ambroise Croizat	Paris	—	12,261	—	34,051	77,144	—	10,618	—	112,838	123,456	(36,597)	2006	(A)
Unit 9, Blanchardstown Corporate Park	Dublin	—	1,927	—	40,024	19,050	—	1,751	—	59,250	61,001	(16,587)	2006	(A)
111 8th Avenue	NY Metro	—	—	—	17,688	16,238	—	—	—	33,926	33,926	(25,783)	2006	(A)
1807 Michael Faraday Court	N. Virginia	—	1,499	—	4,578	1,984	—	1,499	—	6,562	8,061	(2,530)	2006	(A)
8100 Boone Boulevard	N. Virginia	—	—	—	158	1,163	—	—	—	1,321	1,321	(1,037)	2006	(A)
21110 Ridgetop Circle	N. Virginia	—	2,934	—	14,311	1,307	—	2,934	—	15,618	18,552	(4,250)	2007	(A)
3011 Lafayette Street	Silicon Valley	—	3,354	—	10,305	48,914	—	3,354	—	59,219	62,573	(34,767)	2007	(A)
44470 Chilum Place	N. Virginia	—	3,531	—	37,360	—	—	3,531	—	37,360	40,891	(8,039)	2007	(A)
43881 Devin Shafron Drive	N. Virginia	—	4,653	—	23,631	91,142	—	4,653	—	114,773	119,426	(61,383)	2007	(A)
43831 Devin Shafron Drive	N. Virginia	—	3,027	—	16,247	641	—	3,027	—	16,888	19,915	(4,006)	2007	(A)
43791 Devin Shafron Drive	N. Virginia	—	3,490	—	17,444	71,493	—	3,490	—	88,937	92,427	(31,232)	2007	(A)
Mundells Roundabout	London	—	31,354	—	—	58,218	—	24,830	—	64,742	89,572	(10,422)	2007	(C)
210 N Tucker	St. Louis	—	2,042	—	17,223	96,960	(64,040)	2,042	—	50,143	52,185	(12,218)	2007	(A)
900 Walnut Street	St. Louis	—	1,791	—	29,516	3,912	—	1,791	—	33,428	35,219	(7,906)	2007	(A)
1 Savvis Parkway	St. Louis	—	3,301	—	20,639	239	—	3,301	—	20,878	24,179	(4,845)	2007	(A)
1500 Space Park Drive	Silicon Valley	—	6,732	—	6,325	46,110	—	4,106	—	55,061	59,167	(34,777)	2007	(A)
Cressex 1	London	—	3,629	—	9,036	25,585	—	2,994	—	35,256	38,250	(15,006)	2007	(A)
Naritaweg 52	Amsterdam	—	—	1,192	23,441	(4,013)	—	—	989	19,631	20,620	(4,210)	2007	(A)
1 St. Anne’s Boulevard	London	—	1,490	—	1,045	(420)	—	1,192	—	923	2,115	(165)	2007	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2014
(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
2 St. Anne’s Boulevard	London	—	922	—	695	39,930	—	794	—	40,753	41,547	(3,464)	2007	(A)
3 St. Anne’s Boulevard	London	—	22,079	—	16,351	103,456	—	17,508	—	124,378	141,886	(35,795)	2007	(A)
365 South Randolphville Road	NY Metro	—	3,019	—	17,404	249,916	—	3,019	—	267,320	270,339	(49,801)	2008	(A)
701 & 717 Leonard Street	Dallas	—	2,165	—	9,934	797	—	2,165	—	10,731	12,896	(1,832)	2008	(A)
650 Randolph Road	NY Metro	—	3,986	—	6,883	5,862	(6,600)	3,986	—	6,145	10,131	(1,453)	2008	(A)
Manchester Technopark	Manchester	—	—	—	23,918	(4,773)	—	—	—	19,145	19,145	(3,591)	2008	(A)
1201 Comstock Street	Silicon Valley	—	2,093	—	1,606	26,519	—	3,398	—	26,820	30,218	(12,123)	2008	(A)
1550 Space Park Drive	Silicon Valley	—	2,301	—	766	1,741	—	1,926	—	2,882	4,808	—	2008	(A)
1525 Comstock Street	Silicon Valley	—	2,293	—	16,216	29,539	—	2,061	—	45,987	48,048	(19,711)	2008	(A)
43830 Devin Shafron Drive	N. Virginia	—	5,509	—	—	73,297	—	5,509	—	73,297	78,806	(16,705)	2009	(C)
1232 Alma Road	Dallas	—	2,267	—	3,740	63,038	—	2,267	—	66,778	69,045	(20,794)	2009	(A)
900 Quality Way	Dallas	—	1,446	—	1,659	51,325	—	1,446	—	52,984	54,430	(6,651)	2009	(A)
1210 Integrity Drive	Dallas	—	2,041	—	3,389	4,927	—	3,539	—	6,818	10,357	—	2009	(A)
907 Security Row	Dallas	—	333	—	344	9,767	—	2,103	—	8,341	10,444	—	2009	(A)
908 Quality Way	Dallas	—	6,730	—	4,493	13,782	—	2,067	—	22,938	25,005	(9,915)	2009	(A)
904 Quality Way	Dallas	—	760	—	744	6,805	—	1,151	—	7,158	8,309	(435)	2009	(A)
905 Security Row	Dallas	—	4,056	—	1,553	(5,609)	—	—	—	—	—	—	2009	(A)
1215 Integrity Drive	Dallas	—	—	—	—	43,447	—	1,899	—	41,548	43,447	(6,128)	2009	(C)
1350 Duane	Silicon Valley	—	7,081	—	69,817	60	—	7,081	—	69,877	76,958	(9,365)	2009	(A)
45901 & 45845 Nokes Boulevard	N. Virginia	—	3,437	—	28,785	449	—	3,437	—	29,234	32,671	(4,089)	2009	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2014
(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
21561 & 21571 Beaumeade Circle	N. Virginia	—	3,966	—	24,211	44	—	3,966	—	24,255	28,221	(3,137)	2009	(A)
60 & 80 Merritt	NY Metro	—	3,418	—	71,477	90,701	—	3,418	—	162,178	165,596	(16,180)	2010	(A)
55 Middlesex	Boston	—	9,975	—	68,363	7,093	—	9,975	—	75,456	85,431	(12,773)	2010	(A)
128 First Avenue	Boston	—	5,465	—	185,348	28,337	—	5,465	—	213,685	219,150	(36,210)	2010	(A)
Cateringweg 5	Amsterdam	—	—	3,518	3,517	41,618	—	—	3,478	45,175	48,653	(4,278)	2010	(A)
1725 Comstock Street	Silicon Valley	—	3,274	—	6,567	37,682	—	3,274	—	44,249	47,523	(12,662)	2010	(A)
3015 and 3115 Alfred Street	Silicon Valley	—	6,533	—	3,725	55,292	—	6,533	—	59,017	65,550	(13,815)	2010	(A)
365 Main Street	San Francisco	—	22,854	—	158,709	21,915	—	22,854	—	180,624	203,478	(25,010)	2010	(A)
720 2nd Street	San Francisco	—	3,884	—	116,861	8,846	—	3,884	—	125,707	129,591	(16,085)	2010	(A)
2260 East El Segundo	Los Angeles	—	11,053	—	51,397	12,152	—	11,053	—	63,549	74,602	(9,439)	2010	(A)
2121 South Price Road	Phoenix	—	7,335	—	238,452	189,106	—	7,335	—	427,558	434,893	(46,542)	2010	(A)
4030 La Fayette	N. Virginia	—	2,492	—	16,912	3,252	—	2,492	—	20,164	22,656	(2,921)	2010	(A)
4040 La Fayette	N. Virginia	—	1,246	—	4,267	26,371	—	1,246	—	30,638	31,884	(765)	2010	(A)
4050 La Fayette	N. Virginia	—	1,246	—	4,371	34,847	—	1,246	—	39,218	40,464	(10,344)	2010	(A)
800 Central Expressway	Silicon Valley	—	8,976	—	18,155	115,725	—	8,976	—	133,880	142,856	(4,984)	2010	(A)
29A International Business Park	Singapore	—	—	—	137,545	163,173	—	—	—	300,718	300,718	(38,152)	2010	(A)
Loudoun Parkway North	N. Virginia	—	17,300	—	—	294,643	—	17,300	—	294,643	311,943	(15,202)	2011	(C)
1-23 Templar Road	Sydney	—	11,173	—	—	43,301	—	8,947	—	45,527	54,474	(4,765)	2011	(C)
Fountain Court	London	—	7,544	—	12,506	98,417	—	7,561	—	110,906	118,467	(5,736)	2011	(C)
98 Radnor Drive	Melbourne	—	4,467	—	—	90,737	—	3,578	—	91,626	95,204	(6,369)	2011	(C)
Cabot Street	Boston	—	2,386	—	—	58,220	—	2,427	—	58,179	60,606	(1,745)	2011	(C)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2014
(In thousands)

	Metropolitan Area	Encumbrances		Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
				Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
3825 NW Aloclek Place	Portland	—		1,689	—	—	56,632	—	1,689	—	56,632	58,321	(7,388)	2011	(C)
11085 Sun Center Drive	Sacramento	—		2,490	—	21,509	—	—	2,490	—	21,509	23,999	(2,013)	2011	(A)
Profile Park	Dublin	—		6,288	—	—	33,953	—	5,898	—	34,343	40,241	—	2011	(C)
1506 Moran Road	N. Virginia	—		1,527	—	—	17,187	—	1,115	—	17,599	18,714	(896)	2011	(A)
760 Doug Davis Drive	Atlanta	—		4,837	—	53,551	2,796	—	4,837	—	56,347	61,184	(5,591)	2011	(A)
360 Spear Street	San Francisco	—		19,828	—	56,733	(927)	—	19,828	—	55,806	75,634	(6,317)	2011	(A)
2501 S. State Hwy 121	Dallas	—		23,137	—	93,943	14,135	—	23,137	—	108,078	131,215	(12,877)	2012	(A)
9333, 9355, 9377 Grand Avenue	Chicago	—		5,686	—	14,515	184,394	—	5,686	—	198,909	204,595	(9,039)	2012	(A)
8025 North Interstate 35	Austin	6,119	(2)	2,920	—	8,512	184	—	2,920	—	8,696	11,616	(856)	2012	(A)
850 E Collins	Dallas	—		1,614	—	—	80,751	—	1,614	—	80,751	82,365	(3,163)	2012	(C)
950 E Collins	Dallas	—		1,546	—	—	66,094	—	1,546	—	66,094	67,640	(1,073)	2012	(C)
400 S. Akard	Dallas	—		10,075	—	62,730	1,454	—	10,075	—	64,184	74,259	(4,254)	2012	(A)
410 Commerce Boulevard	NY Metro	—		—	—	—	29,623	—	—	—	29,623	29,623	(3,238)	2012	(C)
Croydon	London	—		1,683	—	104,728	(1,992)	—	1,641	—	102,778	104,419	(7,495)	2012	(A)
Watford	London	—		—	7,355	219,273	21,617	—	—	7,629	240,616	248,245	(16,096)	2012	(A)
Unit 21 Goldsworth Park	London	—		17,334	—	928,129	13,134	—	16,698	—	941,899	958,597	(64,416)	2012	(A)
11900 East Cornell	Denver	—		3,352	—	80,640	1,365	—	3,352	—	82,005	85,357	(6,004)	2012	(A)
701 Union Boulevard	NY Metro	—		10,045	—	6,755	25,174	—	10,045	—	31,929	41,974	—	2012	(A)
23 Waterloo Road	Sydney	—		7,112	—	3,868	(2,345)	—	5,593	—	3,042	8,635	(183)	2012	(A)
1 Rue Jean-Pierre	Paris	—		9,621	—	35,825	(3,772)	—	8,822	—	32,852	41,674	(2,383)	2012	(A)
Liet-dit le Christ de Saclay	Paris	—		3,402	—	3,090	(539)	—	3,120	—	2,833	5,953	(265)	2012	(A)
127 Rue de Paris	Paris	—		8,637	—	10,838	(1,617)	—	7,920	—	9,938	17,858	(897)	2012	(A)
17201 Waterview Parkway	Dallas	—		2,070	—	6,409	(1)	—	2,070	—	6,408	8,478	(404)	2013	(A)
1900 S. Price Road	Phoenix	—		5,380	—	16,975	291	—	5,380	—	17,266	22,646	(1,378)	2013	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2014
(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
371 Gough Road	Toronto	—	7,394		677	69,861	—	6,526	—	71,406	77,932	(1,251)	2013	(A)
1500 Towerview Road	Minneapolis	—	10,190		20,054	657	—	10,190	—	20,711	30,901	(1,310)	2013	(A)
Principal Park	London	—	11,837		—	92,590	—	13,804	—	90,623	104,427	—	2013	(C)
MetCenter Business Park	Austin	—	8,604		20,314	45	—	8,604	—	20,359	28,963	(1,322)	2013	(A)
Liverpoolweg 10	Amsterdam	—	733		3,122	8,330	—	680	—	11,505	12,185	(366)	2013	(A)
De President Business Park	Amsterdam	—	6,737		—	6,453	—	7,545	—	5,645	13,190	—	2013	(C)
Saito Industrial Park	Osaka	—	9,649		—	1,704	—	8,369	—	2,984	11,353	—	2013	(C)
Crawley 2	London	—	24,305		—	1,274	—	23,233	—	2,346	25,579	—	2014	(C)
Other		—	—		8,298	47,636	—	—	—	55,934	55,934	(5,388)
			702,692	13,509	4,554,562	4,838,319	(126,470)	671,602	12,196	9,298,814	9,982,612	(1,874,054)

(1)	The balance shown includes an unamortized premium of $520.

(2)	The balance shown includes an unamortized premium of $62.

(1) Tax Cost

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
NOTES TO SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION
December 31, 2014
(In thousands)

The aggregate gross cost of the Company’s properties for federal income tax purposes approximated $10.8 billion (unaudited) as of December 31, 2014.

(2) Historical Cost and Accumulated Depreciation and Amortization
The following table reconciles the historical cost of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2014.

	Year Ended December 31,
	2014	2013	2012
Balance, beginning of year	$9,879,578	$8,742,519	$6,118,583
Additions during period (acquisitions and improvements)	560,307	1,345,046	2,623,936
Deductions during period (dispositions, impairments and assets held for sale)	(457,273)	(207,987)	—
Balance, end of year	$9,982,612	$9,879,578	$8,742,519
The following table reconciles accumulated depreciation and amortization of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2014.

	Year Ended December 31,
	2014	2013	2012
Balance, beginning of year	$1,565,996	$1,206,017	$900,044
Additions during period (depreciation and amortization expense)	413,652	386,935	305,973
Deductions during period (dispositions and assets held for sale)	(105,594)	(26,956)	—
Balance, end of year	$1,874,054	$1,565,996	$1,206,017
Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Our Management’s Report on Internal Control over Financial Reporting for Digital Realty Trust, Inc. and Digital Realty Trust, L.P. are included in Part II, Item 8, Financial Statements and Supplementary Data on pages 89 and 90.
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
As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the company carried out an evaluation, under the supervision and with participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2014. Based on the foregoing, the company’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.
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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the operating partnership carried out an evaluation, under the supervision and with participation of the chief executive officer and chief financial officer of its general partner, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2014. Based on the foregoing, the operating partnership’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the operating partnership’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.
We have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure. We have furnished to the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2014, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 906 of the Sarbanes Oxley Act. In addition, as required by Section 303A.12 of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE.

ITEM 11.    EXECUTIVE COMPENSATION
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information concerning our security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.16
Specimen Certificate for Digital Realty Trust, Inc.’s 7.375% Series H Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form 8-A filed on March 21, 2014).

4.17
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

10.21†
Employment Agreement, dated November 16, 2012, among Digital Realty Trust, Inc., DLR LLC and Matthew Miszewski (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 9, 2014).

10.22†
Form of Sales Compensation Plan, Senior Vice President of Sales, Sales Incentive Plan (incorporated by reference to Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 9, 2014).

10.23†
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

10.25†
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

10.27†
Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2014).

10.28†
Fourth Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 7, 2012).

10.29*
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

10.30*
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

10.31
Amendment No. 2 to the Term Loan Agreement, dated as of December 11, 2013, among Digital Realty Trust, L.P., Digital Realty Datafirm, LLC, Digital Luxembourg II S.à r.l, Digital Luxembourg III S.à r.l., Digital Realty (Redhill) S.à r.l., Digital Realty (Blanchardstown) Limited, Digital Realty (Paris2) SCI, and Digital Singapore Jurong East Pte. Ltd, as borrowers, and Digital Realty Trust, Inc., as guarantor, the banks, financial institutions and other institutional lenders listed therein, as the lenders, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.28 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 28, 2014).

10.32*
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

10.33
Amendment No. 1 to the Global Senior Credit Agreement, dated as of December 11, 2013, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the subsidiary borrowers and guarantors named therein, Citibank, N.A., as administrative agent, Bank of America, N.A., and JPMorgan Chase Bank, N.A., as syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein. (incorporated by reference to Exhibit 10.30 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 28, 2014).

10.34
Amendment No. 1 to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of August 15, 2013, between Digital Realty Trust, L.P. and Prudential Investment Management, Inc. (incorporated by reference to the Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 12, 2013).

10.35
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

10.36†
Digital Realty Deferred Compensation Plan (incorporated by reference to Exhibit 10.33 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 28, 2014).

10.37†
Form of Class D Profits Interest Unit Agreement (incorporated by reference to Exhibit 10.34 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 28, 2014).

10.38†
Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.35 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 28, 2014).

10.39†
Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.36 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 28, 2014).

10.40†
Employment Agreement, dated June 14, 2010, between Digital Investment Management Pte. Ltd. and Kris Kumar (incorporated by reference to Exhibit 10.23 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 28, 2013).

Exhibit Number	Description

10.41†
Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 24, 2014).

10.42†
Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 7, 2014).

10.43†
First Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan. (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2014).

10.44†	Second Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan

10.45†	First Amendment to Digital Realty Deferred Compensation Plan.

10.46†	Fifth Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan.

10.47
Amendment No. 2 to the Global Senior Credit Agreement, dated as of September 16, 2014, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, and Citibank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2014).

12.1	Statement of Computation of Ratios.

21.1	List of Subsidiaries of Digital Realty Trust, Inc.

21.2	List of Subsidiaries of Digital Realty Trust, L.P.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer and Chief Financial Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Executive Officer and Chief Financial Officer for Digital Realty Trust, L.P.

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-K for the year ended December 31, 2014, formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013; (ii) Consolidated Income Statements for each of the years in the three-year period ended December 31, 2014; (iii) Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for each of the years in the three-year period ended December 31, 2014; (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2014; and (v) Notes to Consolidated Financial Statements.

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

DIGITAL REALTY TRUST, INC.

By:	/s/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer and Chief Financial Officer

Date: March 2, 2015
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints A. William Stein and Joshua A. Mills, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DENNIS E. SINGLETON	Chairman of the Board	March 2, 2015
Dennis E. Singleton

/S/ A. WILLIAM STEIN	Chief Executive Officer & Chief Financial Officer (Principal Executive and Financial Officer)	March 2, 2015
A. William Stein

/S/ EDWARD F. SHAM	Sr. Vice President and Controller (Principal Accounting Officer)	March 2, 2015
Edward F. Sham

/S/ LAURENCE A. CHAPMAN	Director	March 2, 2015
Laurence A. Chapman

/S/ KATHLEEN EARLEY	Director	March 2, 2015
Kathleen Earley

Signature	Title	Date
/S/ RUANN F. ERNST	Director	March 2, 2015
Ruann F. Ernst, Ph.D.

/S/ KEVIN J. KENNEDY	Director	March 2, 2015
Kevin J. Kennedy

/S/ WILLIAM G. LAPERCH	Director	March 2, 2015
William G. LaPerch

/S/ ROBERT H. ZERBST	Director	March 2, 2015
Robert H. Zerbst

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By:	Digital Realty Trust, Inc., Its General Partner

By:	/s/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer and Chief Financial Officer

Date: March 2, 2015

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints A. William Stein and Joshua A. Mills, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DENNIS E. SINGLETON	Chairman of the Board	March 2, 2015
Dennis E. Singleton

/S/ A. WILLIAM STEIN	Chief Executive Officer & Chief Financial Officer (Principal Executive and Financial Officer)	March 2, 2015
A. William Stein

/S/ EDWARD F. SHAM	Sr. Vice President and Controller (Principal Accounting Officer)	March 2, 2015
Edward F. Sham

/S/ LAURENCE A. CHAPMAN	Director	March 2, 2015
Laurence A. Chapman

Signature	Title	Date
/S/ KATHLEEN EARLEY	Director	March 2, 2015
Kathleen Earley

/S/ RUANN F. ERNST	Director	March 2, 2015
Ruann F. Ernst, Ph.D.

/S/ KEVIN J. KENNEDY	Director	March 2, 2015
Kevin J. Kennedy

/S/ WILLIAM G. LAPERCH	Director	March 2, 2015
William G. LaPerch

/S/ ROBERT H. ZERBST	Director	March 2, 2015
Robert H. Zerbst

Exhibit Index

Exhibit Number	Description

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

4.16
Specimen Certificate for Digital Realty Trust, Inc.’s 7.375% Series H Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form 8-A filed on March 21, 2014).

4.17
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

10.21†
Employment Agreement, dated November 16, 2012, among Digital Realty Trust, Inc., DLR LLC and Matthew Miszewski (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 9, 2014).

10.22†
Form of Sales Compensation Plan, Senior Vice President of Sales, Sales Incentive Plan (incorporated by reference to Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 9, 2014).

10.23†
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

10.25†
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

10.27†
Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2014).

10.28†
Fourth Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 7, 2012).

10.29*
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

10.30*
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

10.31
Amendment No. 2 to the Term Loan Agreement, dated as of December 11, 2013, among Digital Realty Trust, L.P., Digital Realty Datafirm, LLC, Digital Luxembourg II S.à r.l, Digital Luxembourg III S.à r.l., Digital Realty (Redhill) S.à r.l., Digital Realty (Blanchardstown) Limited, Digital Realty (Paris2) SCI, and Digital Singapore Jurong East Pte. Ltd, as borrowers, and Digital Realty Trust, Inc., as guarantor, the banks, financial institutions and other institutional lenders listed therein, as the lenders, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.28 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 28, 2014).

10.32*
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

10.33
Amendment No. 1 to the Global Senior Credit Agreement, dated as of December 11, 2013, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the subsidiary borrowers and guarantors named therein, Citibank, N.A., as administrative agent, Bank of America, N.A., and JPMorgan Chase Bank, N.A., as syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein. (incorporated by reference to Exhibit 10.30 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 28, 2014).

10.34
Amendment No. 1 to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of August 15, 2013, between Digital Realty Trust, L.P. and Prudential Investment Management, Inc. (incorporated by reference to the Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 12, 2013).

10.35
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

10.36†
Digital Realty Deferred Compensation Plan (incorporated by reference to Exhibit 10.33 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 28, 2014).

10.37†
Form of Class D Profits Interest Unit Agreement (incorporated by reference to Exhibit 10.34 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 28, 2014).

10.38†
Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.35 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 28, 2014).

10.39†
Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.36 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 28, 2014).

10.40†
Employment Agreement, dated June 14, 2010, between Digital Investment Management Pte. Ltd. and Kris Kumar (incorporated by reference to Exhibit 10.23 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 28, 2013).

Exhibit Number	Description

10.41†
Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 24, 2014).

10.42†
Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 7, 2014).

10.43†
First Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan. (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2014).

10.44†	Second Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan

10.45†	First Amendment to Digital Realty Deferred Compensation Plan.

10.46†	Fifth Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan.

10.47
Amendment No. 2 to the Global Senior Credit Agreement, dated as of September 16, 2014, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, and Citibank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2014).

12.1	Statement of Computation of Ratios.

21.1	List of Subsidiaries of Digital Realty Trust, Inc.

21.2	List of Subsidiaries of Digital Realty Trust, L.P.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer and Chief Financial Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Executive Officer and Chief Financial Officer for Digital Realty Trust, L.P.

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-K for the year ended December 31, 2014, formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013; (ii) Consolidated Income Statements for each of the years in the three-year period ended December 31, 2014; (iii) Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for each of the years in the three-year period ended December 31, 2014; (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2014; and (v) Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.

*	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the Securities and Exchange Commission.