Form 10-Q
period 2015-03-31
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2015-05-08
CIK 1297996, 1494877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

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
Digital Realty Trust, Inc.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Digital Realty Trust, L.P.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Digital Realty Trust, Inc.:

Class	Outstanding at April 30, 2015
Common Stock, $.01 par value per share	135,799,327

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2015 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.
Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of March 31, 2015, Digital Realty Trust, Inc. owned an approximate 97.9% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 2.1% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of Digital Realty Trust, Inc. As of March 31, 2015, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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
This report also includes separate Item 4. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the company and the operating partnership in order to establish that the Chief Executive Officer of each entity during the period covered by this report has made the requisite certifications and that the company and the operating partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.
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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$657,770	$671,602
Acquired ground leases	12,630	12,196
Buildings and improvements	8,833,712	8,823,814
Tenant improvements	513,379	475,000
Total investments in properties	10,017,491	9,982,612
Accumulated depreciation and amortization	(1,962,966)	(1,874,054)
Net investments in properties	8,054,525	8,108,558
Investment in unconsolidated joint ventures	103,475	94,729
Net investments in real estate	8,158,000	8,203,287
Cash and cash equivalents	37,329	41,321
Accounts and other receivables, net of allowance for doubtful accounts of $6,439 and $6,302 as of March 31, 2015 and December 31, 2014, respectively	112,995	135,931
Deferred rent	455,834	447,643
Acquired above-market leases, net	34,757	38,605
Acquired in-place lease value and deferred leasing costs, net	434,917	456,962
Deferred financing costs, net	28,243	30,821
Restricted cash	11,934	11,555
Assets held for sale	81,667	120,471
Other assets	52,750	40,188
Total assets	$9,408,426	$9,526,784
LIABILITIES AND EQUITY
Global revolving credit facility	$826,906	$525,951
Unsecured term loan	942,006	976,600
Unsecured senior notes, net of discount	2,672,472	2,791,758
Mortgage loans, net of premiums	376,527	378,818
Accounts payable and other accrued liabilities	523,948	605,923
Accrued dividends and distributions	—	115,019
Acquired below-market leases, net	97,234	104,235
Security deposits and prepaid rents	108,244	108,478
Obligations associated with assets held for sale	3,228	5,764
Total liabilities	5,550,565	5,612,546
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 70,000,000 shares authorized:
Series E Cumulative Redeemable Preferred Stock, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per share), 11,500,000 and 11,500,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	277,172	277,172
Series F Cumulative Redeemable Preferred Stock, 6.625%, $182,500 and $182,500 liquidation preference, respectively ($25.00 per share), 7,300,000 and 7,300,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	176,191	176,191
Series G Cumulative Redeemable Preferred Stock, 5.875%, $250,000 and $250,000 liquidation preference, respectively ($25.00 per share), 10,000,000 and 10,000,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	241,468	241,468
Series H Cumulative Redeemable Preferred Stock, 7.375%, $365,000 and $365,000 liquidation preference, respectively ($25.00 per share), 14,600,000 and 14,600,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	353,290	353,290
Common Stock: $0.01 par value, 215,000,000 shares authorized, 135,793,668 and 135,626,255 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1,350	1,349
Additional paid-in capital	3,967,846	3,970,439
Accumulated dividends in excess of earnings	(1,110,298)	(1,096,607)
Accumulated other comprehensive loss, net	(91,562)	(45,046)
Total stockholders’ equity	3,815,457	3,878,256
Noncontrolling Interests:
Noncontrolling interests in operating partnership	35,596	29,191
Noncontrolling interests in consolidated joint ventures	6,808	6,791
Total noncontrolling interests	42,404	35,982
Total equity	3,857,861	3,914,238
Total liabilities and equity	$9,408,426	$9,526,784
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Operating Revenues:
Rental	$319,166	$305,786
Tenant reimbursements	85,829	83,621
Fee income	1,614	1,183
Total operating revenues	406,609	390,590
Operating Expenses:
Rental property operating and maintenance	124,563	117,896
Property taxes	23,263	22,125
Insurance	2,155	2,422
Change in fair value of contingent consideration	(43,034)	(3,403)
Depreciation and amortization	129,073	130,620
General and administrative	21,194	30,678
Transactions	93	81
Other	(16)	164
Total operating expenses	257,291	300,583
Operating income	149,318	90,007
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	4,618	2,581
Gain on sale of property	17,820	—
Gain on contribution of properties to unconsolidated joint ventures	—	1,906
Interest and other income (expense)	(2,290)	1,727
Interest expense	(45,466)	(47,374)
Tax expense	(1,675)	(1,838)
Loss from early extinguishment of debt	—	(292)
Net income	122,325	46,717
Net income attributable to noncontrolling interests	(2,142)	(805)
Net income attributable to Digital Realty Trust, Inc.	120,183	45,912
Preferred stock dividends	(18,455)	(11,726)
Net income available to common stockholders	$101,728	$34,186
Net income per share available to common stockholders:
Basic	$0.75	$0.27
Diluted	$0.75	$0.26
Weighted average common shares outstanding:
Basic	135,704,525	128,535,995
Diluted	136,128,800	129,136,961
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$122,325	$46,717
Other comprehensive income:
Foreign currency translation adjustments	(45,843)	3,819
Increase (decrease) in fair value of interest rate swaps	(2,417)	(1,343)
Reclassification to interest expense from interest rate swaps	818	846
Comprehensive income	74,883	50,039
Comprehensive income attributable to noncontrolling interests	(1,216)	(871)
Comprehensive income attributable to Digital Realty Trust, Inc.	$73,667	$49,168
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2014	$1,048,121	135,626,255	$1,349	$3,970,439	$(1,096,607)	$(45,046)	$3,878,256	$29,191	$6,791	$35,982	$3,914,238
Conversion of units to common stock	—	79,274	1	856	—	—	857	(857)	—	(857)	—
Issuance of unvested restricted stock, net of forfeitures	—	80,138	—	—	—	—	—	—	—	—	—
Common stock offering costs	—	—	—	(148)	—	—	(148)	—	—	—	(148)
Exercise of stock options	—	8,001	—	334	—	—	334	—	—	—	334
Amortization of unearned compensation on share-based awards	—	—	—	4,967	—	—	4,967	—	—	—	4,967
Reclassification of vested share-based awards	—	—	—	(8,602)	—	—	(8,602)	8,602	—	8,602	—
Dividends declared on preferred stock	—	—	—	—	(18,455)	—	(18,455)	—	—	—	(18,455)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(115,419)	—	(115,419)	(2,440)	—	(2,440)	(117,859)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	(99)	(99)	(99)
Net income	—	—	—	—	120,183	—	120,183	2,026	116	2,142	122,325
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	(44,948)	(44,948)	(895)	—	(895)	(45,843)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	(2,370)	(2,370)	(47)	—	(47)	(2,417)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	802	802	16	—	16	818
Balance as of March 31, 2015	$1,048,121	135,793,668	$1,350	$3,967,846	$(1,110,298)	$(91,562)	$3,815,457	$35,596	$6,808	$42,404	$3,857,861
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$122,325	$46,717
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of properties	(17,820)	—
Gain on contribution of investment property to unconsolidated joint venture	—	(1,906)
Equity in earnings of unconsolidated joint ventures	(4,618)	(2,581)
Change in fair value of accrued contingent consideration	(43,034)	(3,403)
Distributions from unconsolidated joint ventures	3,436	2,214
Write-off of net assets due to early lease terminations	(30)	—
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	111,696	111,142
Amortization of share-based unearned compensation	2,965	8,985
Allowance for doubtful accounts	137	1,580
Amortization of deferred financing costs	2,216	2,085
Loss on early extinguishment of debt	—	292
Amortization of debt discount/premium	484	385
Amortization of acquired in-place lease value and deferred leasing costs	17,379	19,478
Amortization of acquired above-market leases and acquired below-market leases	(2,324)	(2,788)
Changes in assets and liabilities:
Restricted cash	(399)	(1,589)
Accounts and other receivables	18,731	2,129
Deferred rent	(13,369)	(21,335)
Deferred leasing costs	(4,494)	(6,798)
Other assets	(14,849)	(14,227)
Accounts payable and other accrued liabilities	(42,482)	(26,051)
Security deposits and prepaid rents	2,972	2,082
Net cash provided by operating activities	138,922	116,411
Cash flows from investing activities:
Proceeds from sale of properties, net	43,274	—
Proceeds from contribution of investment properties to unconsolidated joint ventures	—	11,408
Investment in unconsolidated joint ventures	(7,547)	(10,564)
Investment in equity securities	—	(5)
Receipt of value added tax refund	14,115	425
Refundable value added tax paid	(12,403)	(2,289)
Change in restricted cash	(75)	(814)
Improvements to and advances for investments in real estate	(183,817)	(224,118)
Improvement advances to tenants	(8,040)	(2,499)
Collection of advances from tenants for improvements	5,423	912
Net cash used in investing activities	(149,070)	(227,544)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from financing activities:
Borrowings on revolving credit facility	$540,142	$433,297
Repayments on revolving credit facility	(213,468)	(371,351)
Repayments on other unsecured loans	(67,000)	—
Principal payments on mortgage loans	(2,255)	(3,343)
Change in restricted cash	51	(68)
Payment of loan fees and costs	(68)	(150)
Capital distributions paid to noncontrolling interests in consolidated joint ventures, net	(99)	—
Gross proceeds from the issuance of preferred stock	—	300,000
Common stock offering costs paid	(148)	(100)
Preferred stock offering costs paid	—	(10,143)
Proceeds from exercise of stock options	334	38
Payment of dividends to preferred stockholders	(18,455)	(11,726)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(232,878)	(211,887)
Net cash provided by financing activities	6,156	124,567
Net (decrease) increase in cash and cash equivalents	(3,992)	13,434
Cash and cash equivalents at beginning of period	41,321	56,808
Cash and cash equivalents at end of period	$37,329	$70,242

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$63,289	$67,824
Cash paid for income taxes	1,185	863
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(45,843)	$3,819
(Decrease) increase in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(2,417)	(1,343)
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	857	51
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	173,246	197,376
See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$657,770	$671,602
Acquired ground leases	12,630	12,196
Buildings and improvements	8,833,712	8,823,814
Tenant improvements	513,379	475,000
Total investments in properties	10,017,491	9,982,612
Accumulated depreciation and amortization	(1,962,966)	(1,874,054)
Net investments in properties	8,054,525	8,108,558
Investment in unconsolidated joint ventures	103,475	94,729
Net investments in real estate	8,158,000	8,203,287
Cash and cash equivalents	37,329	41,321
Accounts and other receivables, net of allowance for doubtful accounts of $6,439 and $6,302 as of March 31, 2015 and December 31, 2014, respectively	112,995	135,931
Deferred rent	455,834	447,643
Acquired above-market leases, net	34,757	38,605
Acquired in-place lease value and deferred leasing costs, net	434,917	456,962
Deferred financing costs, net	28,243	30,821
Restricted cash	11,934	11,555
Assets held for sale	81,667	120,471
Other assets	52,750	40,188
Total assets	$9,408,426	$9,526,784
LIABILITIES AND CAPITAL
Global revolving credit facility	$826,906	$525,951
Unsecured term loan	942,006	976,600
Unsecured senior notes, net of discount	2,672,472	2,791,758
Mortgage loans, net of premiums	376,527	378,818
Accounts payable and other accrued liabilities	523,948	605,923
Accrued dividends and distributions	—	115,019
Acquired below-market leases, net	97,234	104,235
Security deposits and prepaid rents	108,244	108,478
Obligations associated with assets held for sale	3,228	5,764
Total liabilities	5,550,565	5,612,546
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Series E Cumulative Redeemable Preferred Units, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per unit), 11,500,000 and 11,500,000 units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	277,172	277,172
Series F Cumulative Redeemable Preferred Units, 6.625%, $182,500 and $182,500 liquidation preference, respectively ($25.00 per unit), 7,300,000 and 7,300,000 units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	176,191	176,191
Series G Cumulative Redeemable Preferred Units, 5.875%, $250,000 and $250,000 liquidation preference, respectively ($25.00 per unit), 10,000,000 and 10,000,000 units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	241,468	241,468
Series H Cumulative Redeemable Preferred Units, 7.375%, $365,000 and $365,000 liquidation preference, respectively ($25.00 per unit), 14,600,000 and 14,600,000 units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	353,290	353,290
Common units:
135,793,668 and 135,626,255 units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	2,858,898	2,875,181
Limited partners, 1,425,314 and 1,463,814 common units, 1,120,160 and 1,170,610 profits interest units and 379,237 and 379,237 class C units outstanding as of March 31, 2015 and December 31, 2014, respectively	39,909	32,578
Accumulated other comprehensive loss	(95,875)	(48,433)
Total partners’ capital	3,851,053	3,907,447
Noncontrolling interests in consolidated joint ventures	6,808	6,791
Total capital	3,857,861	3,914,238
Total liabilities and capital	$9,408,426	$9,526,784
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2015	2014
Operating Revenues:
Rental	$319,166	$305,786
Tenant reimbursements	85,829	83,621
Fee income	1,614	1,183
Total operating revenues	406,609	390,590
Operating Expenses:
Rental property operating and maintenance	124,563	117,896
Property taxes	23,263	22,125
Insurance	2,155	2,422
Change in fair value of contingent consideration	(43,034)	(3,403)
Depreciation and amortization	129,073	130,620
General and administrative	21,194	30,678
Transactions	93	81
Other	(16)	164
Total operating expenses	257,291	300,583
Operating income	149,318	90,007
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	4,618	2,581
Gain on sale of property	17,820	—
Gain on contribution of properties to unconsolidated joint ventures	—	1,906
Interest and other income (expense)	(2,290)	1,727
Interest expense	(45,466)	(47,374)
Tax expense	(1,675)	(1,838)
Loss from early extinguishment of debt	—	(292)
Net income	122,325	46,717
Net income attributable to noncontrolling interests in consolidated joint ventures	(116)	(112)
Net income attributable to Digital Realty Trust, L.P.	122,209	46,605
Preferred units distributions	(18,455)	(11,726)
Net income available to common unitholders	$103,754	$34,879
Net income per unit available to common unitholders:
Basic	$0.75	$0.27
Diluted	$0.75	$0.26
Weighted average common units outstanding:
Basic	138,406,993	131,142,664
Diluted	138,831,268	131,743,630
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$122,325	$46,717
Other comprehensive income:
Foreign currency translation adjustments	(45,843)	3,819
Decrease in fair value of interest rate swaps	(2,417)	(1,343)
Reclassification to interest expense from interest rate swaps	818	846
Comprehensive income	$74,883	$50,039
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
(unaudited, in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2014	43,400,000	$1,048,121	135,626,255	$2,875,181	3,013,661	$32,578	$(48,433)	$6,791	$3,914,238
Conversion of limited partner common units to general partner common units	—	—	79,274	857	(79,274)	(857)	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	80,138	—	—	—	—	—	—
Common unit offering costs	—	—	—	(148)	—	—	—	—	(148)
Issuance of common units in connection with the exercise of stock options	—	—	8,001	334	—	—	—	—	334
Issuance of common units, net of forfeitures	—	—	—	—	(9,676)	—	—	—	—
Amortization of unearned compensation on share-based awards	—	—	—	4,967	—	—	—	—	4,967
Reclassification of vested share-based awards	—	—	—	(8,602)	—	8,602	—	—	—
Distributions	—	(18,455)	—	(115,419)	—	(2,440)	—	—	(136,314)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	(99)	(99)
Net income	—	18,455	—	101,728	—	2,026	—	116	122,325
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	(45,843)	—	(45,843)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(2,417)	—	(2,417)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	818	—	818
Balance as of March 31, 2015	43,400,000	$1,048,121	135,793,668	$2,858,898	2,924,711	$39,909	$(95,875)	$6,808	$3,857,861

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$122,325	$46,717
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property	(17,820)	—
Gain on contribution of investment properties to unconsolidated joint ventures	—	(1,906)
Equity in earnings of unconsolidated joint ventures	(4,618)	(2,581)
Change in fair value of accrued contingent consideration	(43,034)	(3,403)
Distributions from unconsolidated joint ventures	3,436	2,214
Write-off of net assets due to early lease terminations	(30)	—
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	111,696	111,142
Amortization of share-based unearned compensation	2,965	8,985
Allowance for doubtful accounts	137	1,580
Amortization of deferred financing costs	2,216	2,085
Loss on early extinguishment of debt	—	292
Amortization of debt discount/premium	484	385
Amortization of acquired in-place lease value and deferred leasing costs	17,379	19,478
Amortization of acquired above-market leases and acquired below-market leases	(2,324)	(2,788)
Changes in assets and liabilities:
Restricted cash	(399)	(1,589)
Accounts and other receivables	18,731	2,129
Deferred rent	(13,369)	(21,335)
Deferred leasing costs	(4,494)	(6,798)
Other assets	(14,849)	(14,227)
Accounts payable and other accrued liabilities	(42,482)	(26,051)
Security deposits and prepaid rents	2,972	2,082
Net cash provided by operating activities	138,922	116,411
Cash flows from investing activities:
Proceeds from sale of properties, net	43,274	—
Proceeds from contribution of investment properties to unconsolidated joint ventures	—	11,408
Investment in unconsolidated joint ventures	(7,547)	(10,564)
Investment in equity securities	—	(5)
Receipt of value added tax refund	14,115	425
Refundable value added tax paid	(12,403)	(2,289)
Change in restricted cash	(75)	(814)
Improvements to and advances for investments in real estate	(183,817)	(224,118)
Improvement advances to tenants	(8,040)	(2,499)
Collection of advances from tenants for improvements	5,423	912
Net cash used in investing activities	(149,070)	(227,544)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from financing activities:
Borrowings on revolving credit facility	$540,142	$433,297
Repayments on revolving credit facility	(213,468)	(371,351)
Repayments on other unsecured loans	(67,000)	—
Principal payments on mortgage loans	(2,255)	(3,343)
Change in restricted cash	51	(68)
Payment of loan fees and costs	(68)	(150)
Capital distributions paid to noncontrolling interests in consolidated joint ventures, net	(99)	—
General partner contributions	186	289,795
Payment of distributions to preferred unitholders	(18,455)	(11,726)
Payment of distributions to common unitholders	(232,878)	(211,887)
Net cash (used in) provided by financing activities	6,156	124,567
Net (decrease) increase in cash and cash equivalents	(3,992)	13,434
Cash and cash equivalents at beginning of period	41,321	56,808
Cash and cash equivalents at end of period	$37,329	$70,242

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$63,289	$67,824
Cash paid for income taxes	1,185	863
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	(45,843)	3,819
(Decrease) increase in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(2,417)	(1,343)
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	173,246	197,376
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014

1. Organization and Description of Business
Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is engaged in the business of owning, acquiring, developing and managing technology-related real estate. The Company is focused on providing data center and colocation solutions for domestic and international tenants across a variety of industry verticals ranging from financial services, cloud and information technology services, to manufacturing, energy, healthcare, and consumer products. As of March 31, 2015, our portfolio consisted of 130 properties, including two properties held for sale, 14 properties held as investments in unconsolidated joint ventures and developable land, of which 104 are located throughout North America, 21 are located in Europe, three are located in Australia and two are located in Asia. We are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the United States, Amsterdam, Dublin, London and Paris markets in Europe and Singapore, Sydney, Melbourne, Hong Kong and Osaka markets in the Asia Pacific region. The portfolio consists of Internet gateway and corporate datacenter properties, technology manufacturing properties and regional or national offices of technology companies.
The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of March 31, 2015, Digital Realty Trust, Inc. owns a 97.9% common interest and a 100.0% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.

2. Summary of Significant Accounting Policies
(a) Principles of Consolidation and Basis of Presentation
The accompanying interim condensed consolidated financial statements include all of the accounts of Digital Realty Trust, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. Intercompany balances and transactions have been eliminated.
The accompanying interim condensed consolidated financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature, except as otherwise indicated. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014.
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
March 31, 2015 and 2014

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
(b) Cash Equivalents
For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of March 31, 2015, cash equivalents consist of investments in money market instruments.
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
March 31, 2015 and 2014

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
During the three months ended March 31, 2015 and 2014, we capitalized interest of approximately $4.3 million and $5.3 million, respectively. During the three months ended March 31, 2015 and 2014, we capitalized amounts relating to compensation and other overhead expense of employees direct and incremental to construction and successful leasing activities of approximately $12.3 million and $11.4 million, respectively. Capitalized leasing costs of $13.7 million and $9.6 million are included in improvements to and advances for investments in real estate in cash flows from investing activities in the condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014, respectively.
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
We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of March 31, 2015 and December 31, 2014, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated income statements. For the three months ended March 31, 2015 and 2014, we had no such interest or penalties. The tax year 2011 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.
See Note 10 for further discussion on income taxes.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2015 and 2014

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
March 31, 2015 and 2014

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
Operating revenues from properties in the United States were $314.7 million and $295.2 million and outside the United States were $92.0 million and $95.4 million for the three months ended March 31, 2015 and 2014, respectively. We had long-lived assets located in the United States of $5.5 billion and $5.4 billion and outside the United States of $2.6 billion and $2.7 billion as of March 31, 2015 and December 31, 2014, respectively.
Operating revenues from properties located in the United Kingdom were $50.0 million and $54.9 million, or 12.3% and 14.1% of total operating revenues, for the three months ended March 31, 2015 and 2014, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these periods. We had long-lived assets located in the United Kingdom of $1.7 billion and $1.7 billion, or 20.7% and 21.3% of total long-lived assets, as of March 31, 2015 and December 31, 2014, respectively. No other foreign country comprised more than 10% of total long-lived assets as of March 31, 2015 and December 31, 2014.

(m) Reclassifications
Certain reclassifications of prior year amounts have been made to conform to the current year presentation. During the three months ended March 31, 2015, $0.2 million was reclassified from construction management expense to other expense.
(n) Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued an update Accounting Standards Update (ASU) No. 2014-09 establishing ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. The guidance is effective in the first quarter of 2016, and early adoption is permitted. We are currently evaluating the potential impact of the adoption of ASU 2015-02 on our consolidated financial statements.
On April 17, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  Currently, debt issuance costs are recorded as an asset and amortization of these deferred financing costs is recorded in interest expense.  Under the new standard, debt issuance costs will continued to be amortized over the life of the debt instrument and amortization will continue to be recorded in interest expense.  The new standard is effective for the Company on January 1, 2016 and will be applied on a retrospective basis.  The Company is currently evaluating ASU 2015-03, and anticipates a change in our presentation only since the standard does not alter the accounting for debt issuance costs.
3. Investments in Real Estate
We acquired no real estate properties during the three months ended March 31, 2015.
Dispositions
We have identified certain non-core investment properties we intend to sell as part of our capital recycling strategy. Our capital recycling program is designed to identify non-strategic and underperforming assets that can be sold to generate proceeds that

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2015 and 2014

will support the funding of our core investment activity. We expect our capital recycling initiative will likewise have a meaningfully positive impact on overall return on invested capital. In addition, our capital recycling program does not represent a strategic shift, as we are not entirely exiting regions or property types. During this process, we are evaluating the carrying value of certain investment properties identified for potential sale to ensure the carrying value is recoverable in light of a potentially shorter holding period. As a result of our evaluation, during the year ended December 31, 2014, we recognized approximately $126.5 million of impairment losses on five properties located in the Midwest, Northeast and West regions. The fair value of the five properties were primarily based on discounted cash flow analysis, and in certain cases, we supplemented the analysis by obtaining broker opinions of value. As of March 31, 2015, these properties do not yet meet the criteria to be classified as held for sale.
As of December 31, 2014, the Company had taken the necessary actions to conclude that five properties (separate from those referenced above) to be disposed of as part of our capital recycling strategy met the criteria to be classified as held for sale. As of December 31, 2014, these five properties had an aggregate carrying value of $120.5 million within total assets and $5.8 million within total liabilities and are shown as assets held for sale and obligations associated with assets held for sale on the condensed consolidated balance sheet. The five properties are not representative of a significant component of our portfolio, nor does the potential sales represent a significant shift in our strategy. During the three months ended March 31, 2015, two of the properties were sold, with aggregate gross sales proceeds of approximately $45.3 million and we recognized a gain of approximately $17.8 million. As of March 31, 2015, two of the remaining three properties still met the criteria to be classified as held for sale. As of March 31, 2015, these two properties had an aggregate carrying value of $81.7 million within total assets and $3.2 million within total liabilities and are shown as assets held for sale and obligations associated with assets held for sale on the condensed consolidated balance sheet. The Company reclassified one property that was held for sale as of December 31, 2014 back to held for use, and recorded catch-up depreciation expense of approximately $0.3 million associated with this property.
Subsequent to March 31, 2015, the Company has taken the necessary actions to conclude that one additional property to be disposed of met the criteria under authoritative accounting guidance to be classified as held for sale.  As these criteria had not been met as of March 31, 2015, the property is classified as held for use in the accompanying condensed consolidated financial statements.  As of March 31, 2015, the property had an aggregate carrying value of $15.6 million within total assets and $0.3 million within total liabilities.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2015 and 2014

4. Investment in Unconsolidated Joint Ventures
As of March 31, 2015, our investment in unconsolidated joint ventures consists of effective 50% interests in three joint ventures that own data center properties at 2001 Sixth Avenue in Seattle, Washington, 2020 Fifth Avenue in Seattle, Washington and 33 Chun Choi Street in Hong Kong, and 20% interests in two joint ventures, one of which owns 10 data center properties with an investment fund managed by Prudential Real Estate Investors (PREI®) and the other which owns one data center property with an affiliate of Griffin Capital Essential Asset REIT, Inc. (GCEAR). The following tables present summarized financial information for the joint ventures as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 (unaudited, in thousands):

	As of March 31, 2015					Three Months Ended March 31, 2015
2015	Net Investment in Properties	Total Assets	Debt	Total Liabilities	Equity	Revenues	Property Operating Expense	Net Operating Income	Net Income
Total Unconsolidated Joint Ventures	$773,457	$949,576	$461,153	$566,483	$383,093	$31,850	$(8,175)	$23,675	$10,026
Our investment in and share of equity in earnings of unconsolidated joint ventures					$103,475				$4,618

	As of December 31, 2014					Three Months Ended March 31, 2014
2014	Net Investment in Properties	Total Assets	Debt	Total Liabilities	Equity	Revenues	Property Operating Expense	Net Operating Income	Net Income
Total Unconsolidated Joint Ventures	$779,752	$942,107	$461,548	$569,895	$372,212	$21,919	$(5,009)	$16,910	$5,894
Our investment in and share of equity in earnings of unconsolidated joint ventures					$94,729				$2,581
Prudential Real Estate Investors (PREI ®) Joint Venture
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
Griffin Capital Essential Asset REIT, Inc. (GCEAR) Joint Venture

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
March 31, 2015 and 2014

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
March 31, 2015 and 2014

5. Acquired Intangible Assets and Liabilities
The following summarizes our acquired intangible assets (acquired in-place lease value and acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of March 31, 2015 and December 31, 2014.

	Balance as of
(Amounts in thousands)	March 31, 2015	December 31, 2014
Acquired in-place lease value:
Gross amount	$674,243	$680,419
Accumulated amortization	(463,049)	(452,739)
Net	$211,194	$227,680
Acquired above-market leases:
Gross amount	$122,301	$126,677
Accumulated amortization	(87,544)	(88,072)
Net	$34,757	$38,605
Acquired below-market leases:
Gross amount	$278,360	$282,670
Accumulated amortization	(181,126)	(178,435)
Net	$97,234	$104,235
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $2.3 million and $2.8 million for the three months ended March 31, 2015 and 2014, respectively. The expected average remaining lives for acquired below-market leases and acquired above-market leases is 6.0 years and 3.7 years, respectively, as of March 31, 2015. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years and thereafter, commencing April 1, 2015 is as follows:

(Amounts in thousands)
Remainder of 2015	$6,693
2016	7,579
2017	6,182
2018	4,574
2019	4,632
Thereafter	32,817
Total	$62,477

Amortization of acquired in-place lease value (a component of depreciation and amortization expense) was $11.6 million and $15.1 million for the three months ended March 31, 2015 and 2014, respectively. The expected average amortization period for acquired in-place lease value is 5.9 years as of March 31, 2015. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 4.6 years as of March 31, 2015. Estimated annual amortization of acquired in-place lease value for each of the five succeeding years and thereafter, commencing April 1, 2015 is as follows:

(Amounts in thousands)
Remainder of 2015	$28,812
2016	31,822
2017	27,223
2018	24,904
2019	22,416
Thereafter	76,017
Total	$211,194

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2015 and 2014

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2015 and 2014

7. Debt of the Operating Partnership
A summary of outstanding indebtedness of the Operating Partnership as of March 31, 2015 and December 31, 2014 is as follows (in thousands):

Indebtedness	Interest Rate at March 31, 2015		Maturity Date		Principal Outstanding March 31, 2015		Principal Outstanding December 31, 2014
Global revolving credit facility	Various	(1)	Nov 3, 2017		$826,906	(2)	$525,951	(2)
Unsecured term loan	Various	(3)(6)	Apr 16, 2017		942,006	(4)	976,600	(4)
Unsecured senior notes:
Prudential Shelf Facility:
Series C	9.680%		Jan 6, 2016		25,000		25,000
Series D	4.570%		Jan 20, 2015		—	(9)	50,000
Series E	5.730%		Jan 20, 2017		50,000		50,000
Series F	4.500%		Feb 3, 2015		—	(9)	17,000
Total Prudential Shelf Facility					75,000		142,000
Senior Notes:
4.50% notes due 2015	4.500%		Jul 15, 2015	(8)	375,000		375,000
5.875% notes due 2020	5.875%		Feb 1, 2020		500,000		500,000
5.25% notes due 2021	5.250%		Mar 15, 2021		400,000		400,000
3.625% notes due 2022	3.625%		Oct 1, 2022		300,000		300,000
4.75% notes due 2023	4.750%		Oct 13, 2023		444,540	(7)	467,310	(7)
4.25% notes due 2025	4.250%		Jan 17, 2025		592,720	(7)	623,080	(7)
Unamortized discounts					(14,788)		(15,632)
Total senior notes, net of discount					2,597,472		2,649,758
Total unsecured senior notes, net of discount					2,672,472		2,791,758

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2015 and 2014

Indebtedness	Interest Rate at March 31, 2015	Maturity Date	Principal Outstanding March 31, 2015	Principal Outstanding December 31, 2014
Mortgage loans:
200 Paul Avenue 1-4 (5)	5.74%	Oct 8, 2015	68,121	68,665
2045 & 2055 Lafayette Street (5)	5.93%	Feb 6, 2017	62,275	62,563
34551 Ardenwood Boulevard 1-4 (5)	5.95%	Nov 11, 2016	51,118	51,339
1100 Space Park Drive (5)	5.89%	Dec 11, 2016	51,071	51,295
600 West Seventh Street	5.80%	Mar 15, 2016	47,379	47,825
150 South First Street (5)	6.30%	Feb 6, 2017	49,103	49,316
2334 Lundy Place (5)	5.96%	Nov 11, 2016	37,179	37,340
8025 North Interstate 35	4.09%	Mar 6, 2016	5,991	6,057
731 East Trade Street	8.22%	Jul 1, 2020	3,744	3,836
Unamortized net premiums			546	582
Total mortgage loans, net of premiums			376,527	378,818
Total indebtedness			$4,817,911	$4,673,127
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

(2)	Balances as of March 31, 2015 and December 31, 2014 are as follows (balances, in thousands):

Denomination of Draw	Balance as of March 31, 2015		Weighted-average interest rate	Balance as of December 31, 2014		Weighted-average interest rate
Floating Rate Borrowing (a)
U.S. dollar ($)	$317,000		1.28%	$90,000		1.27%
British pound sterling (£)	125,360	(c)	1.62%	132,716		1.61%
Euro (€)	140,791	(c)	1.05%	58,071	(d)	1.13%
Australian dollar (AUD)	70,061	(c)	3.35%	72,676	(d)	3.74%
Hong Kong dollar (HKD)	87,417	(c)	1.34%	79,336	(d)	1.34%
Japanese yen (JPY)	13,235	(c)	1.17%	13,201	(d)	1.17%
Singapore dollar (SGD)	4,153	(c)	1.86%	6,565	(d)	1.64%
Canadian dollar (CAD)	61,889	(c)	2.10%	62,386	(d)	2.39%
Total	$819,906		1.54%	$514,951		1.84%
Base Rate Borrowing (b)
U.S. dollar ($)	$7,000		3.35%	$11,000		3.35%
Total borrowings	$826,906		1.55%	$525,951		1.87%

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

(c)	Based on exchange rates of $1.48 to £1.00, $1.07 to €1.00, $0.76 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY, $0.73 to 1.00 SGD and $0.79 to 1.00 CAD, respectively, as of March 31, 2015.

(d)	Based on exchange rates of $1.21 to €1.00, $0.82 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY, $0.75 to 1.00 SGD and $0.86 to 1.00 CAD, respectively, as of December 31, 2014.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2015 and 2014

(3)
Interest rates are based on our current senior unsecured debt ratings and are 120 basis points over the applicable index for floating rate advances. Two six-month extensions are available, which we may exercise if certain conditions are met.

(4)	Balances as of March 31, 2015 and December 31, 2014 are as follows (balances, in thousands):

Denomination of Draw	Balance as of March 31, 2015		Weighted-average interest rate		Balance as of December 31, 2014		Weighted-average interest rate
U.S. dollar ($)	$410,905		1.38%	(b)	$410,905		1.36%	(d)
Singapore dollar (SGD)	166,485	(a)	1.75%	(b)	172,426	(c)	1.45%	(d)
British pound sterling (£)	179,187	(a)	1.76%		188,365	(c)	1.76%
Euro (€)	106,773	(a)	1.19%		120,375	(c)	1.22%
Australian dollar (AUD)	78,656	(a)	3.50%		84,529	(c)	3.98%
Total	$942,006		1.67%	(b)	$976,600		1.66%	(d)

(a)	Based on exchange rates of $0.73 to 1.00 SGD, $1.48 to £1.00, $1.07 to €1.00 and $0.76 to 1.00 AUD, respectively, as of March 31, 2015.

(b)
As of March 31, 2015, the weighted-average interest rate reflecting interest rate swaps was 1.92% (U.S. dollar), 2.10% (Singapore dollar) and 1.97% (Total). See Note 14 for further discussion on interest rate swaps.

(c)	Based on exchange rates of $0.75 to 1.00 SGD, $1.56 to £1.00, $1.21 to €1.00 and $0.82 to 1.00 AUD, respectively, as of December 31, 2014.

(d)
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

(7)	Based on exchange rate of $1.48 to £1.00 as of March 31, 2015 and $1.56 to £1.00 as of December 31, 2014.

(8)
On April 24, 2015, the operating partnership gave notice of its intention to redeem all of its outstanding 2015 Notes, pursuant to its option under the Indenture governing the 2015 Notes, dated July 8, 2010. The redemption date is May 26, 2015 and the redemption price is 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest thereon up to, but excluding, the redemption date.

(9)	These unsecured senior notes were repaid in full at maturity.

 Global Revolving Credit Facility
On August 15, 2013, the Operating Partnership refinanced its global revolving credit facility, increasing its total borrowing capacity to $2.0 billion from $1.8 billion. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to $2.55 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on November 3, 2017, with two six-month extension options available. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 110 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling, Swiss franc, Japanese yen and Mexican peso denominations. As of March 31, 2015, interest rates are based on 1-month LIBOR, 1-month EURIBOR, 1-month BBR, 1-month HIBOR, 1-month JPY LIBOR and 1-month CDOR plus a margin of 1.10%. The facility also bore a base borrowing rate of 3.35% (USD) which is based on U.S. Prime Rate plus a margin of 0.10%. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, to fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of March 31, 2015, we have capitalized approximately $18.0 million of financing costs related to the global revolving credit facility. As of March 31, 2015,

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2015 and 2014

approximately $826.9 million was drawn under the global revolving credit facility and $8.1 million of letters of credit were issued.
The global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of March 31, 2015, we were in compliance with all of such covenants.
Unsecured Term Loan
On August 15, 2013, we refinanced the senior unsecured multi-currency term loan facility, increasing its total borrowing capacity to $1.0 billion from $750.0 million. Pursuant to the accordion feature, total commitments can be increased to $1.1 billion, subject to the receipt of lender commitments and other conditions precedent. The facility matures on April 16, 2017, with two six-month extension options available. Interest rates are based on our senior unsecured debt ratings and are currently 120 basis points over the applicable index for floating rate advances. Funds may be drawn in U.S., Singapore and Australian dollars, as well as Euro and British pound sterling denominations with the option to add Hong Kong dollars and Japanese yen upon an accordion exercise. Based on exchange rates in effect at March 31, 2015, the balance outstanding is approximately $942.0 million. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under this loan are consistent with our global revolving credit facility and, as of March 31, 2015, we were in compliance with all of such covenants. As of March 31, 2015, we have capitalized approximately $8.4 million of financing costs related to the unsecured term loan.

The table below summarizes our debt maturities and principal payments as of March 31, 2015 (in thousands):

	Global Revolving Credit Facility(1)	Unsecured Term Loan (1)	Prudential Shelf Facility	Senior Notes	Mortgage Loans	Total Debt
Remainder of 2015	$—	$—	$—	$375,000	$73,237	$448,237
2016	—	—	25,000	—	191,979	216,979
2017	826,906	942,006	50,000	—	108,395	1,927,307
2018	—	—	—	—	593	593
2019	—	—	—	—	644	644
Thereafter	—	—	—	2,237,260	1,133	2,238,393
Subtotal	$826,906	$942,006	$75,000	$2,612,260	$375,981	$4,832,153
Unamortized discount	—	—	—	(14,788)	—	(14,788)
Unamortized premium	—	—	—	—	546	546
Total	$826,906	$942,006	$75,000	$2,597,472	$376,527	$4,817,911

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

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2015 and 2014

8. Income per Share
The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2015	2014
Net income available to common stockholders	$101,728	$34,186
Weighted average shares outstanding—basic	135,704,525	128,535,995
Potentially dilutive common shares:
Stock options	33,839	51,909
Unvested incentive units	147,874	160,717
Series H Cumulative Redeemable Preferred Stock	—	388,340
2014 market performance-based awards	242,562	—
Weighted average shares outstanding—diluted	136,128,800	129,136,961
Income per share:
Basic	$0.75	$0.27
Diluted	$0.75	$0.26
We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended March 31,
	2015	2014
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	2,702,468	2,606,669
Potentially dilutive 2029 Debentures	—	6,806,254
Potentially dilutive Series E Cumulative Redeemable Preferred Stock	4,392,889	5,674,269
Potentially dilutive Series F Cumulative Redeemable Preferred Stock	2,785,960	3,598,608
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	3,809,345	4,920,508
Potentially dilutive Series H Cumulative Redeemable Preferred Stock	5,582,197	—
	19,272,859	23,606,308

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2015 and 2014

9. Income per Unit
The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2015	2014
Net income available to common unitholders	$103,754	$34,879
Weighted average units outstanding—basic	138,406,993	131,142,664
Potentially dilutive common units:
Stock options	33,839	51,909
Unvested incentive units	147,874	160,717
Series H Cumulative Redeemable Preferred Units	—	388,340
2014 market performance-based awards	242,562	—
Weighted average units outstanding—diluted	138,831,268	131,743,630
Income per unit:
Basic	$0.75	$0.27
Diluted	$0.75	$0.26
We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended March 31,
	2015	2014
Potentially dilutive 2029 Debentures	—	6,806,254
Potentially dilutive Series E Cumulative Redeemable Preferred Units	4,392,889	5,674,269
Potentially dilutive Series F Cumulative Redeemable Preferred Units	2,785,960	3,598,608
Potentially dilutive Series G Cumulative Redeemable Preferred Units	3,809,345	4,920,508
Potentially dilutive Series H Cumulative Redeemable Preferred Units	5,582,197	—
	16,570,391	20,999,639

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2015 and 2014

10. Income Taxes
Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on earnings distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2015. As such, no provision for federal income taxes has been included in the accompanying condensed consolidated financial statements for the three months ended March 31, 2015 and 2014.
The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying condensed consolidated financial statements.
We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the three months ended March 31, 2015 and 2014.
For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in the income statement. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the three months ended March 31, 2015 and 2014. As of March 31, 2015, we had deferred tax liabilities, net of deferred tax assets, of approximately $130.8 million primarily related to our foreign properties. The majority of our net deferred tax liability relates to differences between tax basis and book basis of the assets acquired in the Sentrum Portfolio acquisition during 2012.
11. Equity and Accumulated Other Comprehensive Income, Net
(a) Equity Distribution Agreements
Digital Realty Trust, Inc. entered into equity distribution agreements in June 2011, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Cumulatively through March 31, 2015, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the three months ended March 31, 2015 and 2014. As of March 31, 2015, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

(b) Noncontrolling Interests in Operating Partnership
Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interests in the Operating Partnership as of March 31, 2015 and December 31, 2014:

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2015 and 2014

	March 31, 2015		December 31, 2014
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	135,793,668	97.9%	135,626,255	97.8%
Noncontrolling interests consist of:
Common units held by third parties	1,425,314	1.0	1,463,814	1.1
Incentive units held by employees and directors (see note 13)	1,499,397	1.1	1,549,847	1.1
	138,718,379	100.0%	138,639,916	100.0%
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
The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $182.3 million and $179.0 million based on the closing market price of Digital Realty Trust, Inc. common stock on March 31, 2015 and December 31, 2014, respectively.
The following table shows activity for the noncontrolling interests in the Operating Partnership for the three months ended March 31, 2015:

	Common Units	Incentive Units	Total
As of December 31, 2014	1,463,814	1,549,847	3,013,661
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(38,500)	—	(38,500)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(40,774)	(40,774)
Cancellation of incentive units held by employees and directors	—	(11,549)	(11,549)
Grant of incentive units to employees and directors	—	1,873	1,873
As of March 31, 2015	1,425,314	1,499,397	2,924,711

(1)
This redemption was recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet of Digital Realty Trust, Inc.

(c) Dividends
We have declared and paid the following dividends on our common and preferred stock for the three months ended March 31, 2015 (in thousands, except per share data):

Date dividend declared	Dividend payment date	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series H Preferred Stock	Common Stock
February 25, 2015	March 31, 2015	$5,031	$3,023	$3,672	$6,730	$115,419

Annual rate of dividend per share		$1.750	$1.656	$1.469	$1.844	$3.400

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2015 and 2014

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
(d) Accumulated Other Comprehensive Income, Net
The accumulated balances for each item within other comprehensive income, net are as follows (in thousands):

	Foreign currency translation adjustments		Cash flow hedge adjustments	Accumulated other comprehensive loss, net
Balance as of December 31, 2014	$(39,567)		$(5,479)	$(45,046)
Net current period change	(44,948)	(1)	(2,370)	(47,318)
Reclassification to interest expense from interest rate swaps	—		802	802
Balance as of March 31, 2015	$(84,515)		$(7,047)	$(91,562)

(1) During the first three months of 2015, the U.S. dollar was generally stronger against the other currencies in which we transact business, primarily the Euro and British pound sterling.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2015 and 2014

12. Capital and Accumulated Other Comprehensive Income
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
The redemption value of the limited partners’ common units and the vested incentive units was approximately $182.3 million and $179.0 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on March 31, 2015 and December 31, 2014, respectively.

(c) Distributions
All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s board of directors. The Operating Partnership has declared and paid the following distributions on its common and preferred units for the three months ended March 31, 2015 (in thousands, except for per unit data):

Date distribution declared	Distribution payment date	Series E Preferred Units	Series F Preferred Units	Series G Preferred Units	Series H Preferred Units	Common Units
February 25, 2015	March 31, 2015	$5,031	$3,023	$3,672	$6,730	$117,896

Annual rate of distribution per unit		$1.750	$1.656	$1.469	$1.844	$3.400

(d) Accumulated Other Comprehensive Income
The accumulated balances for each item within other comprehensive income are as follows (in thousands):

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2015 and 2014

	Foreign currency translation adjustments		Cash flow hedge adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2014	$(42,138)		$(6,295)	$(48,433)
Net current period change	(45,843)	(1)	(2,417)	(48,260)
Reclassification to interest expense from interest rate swaps	—		818	818
Balance as of March 31, 2015	$(87,981)		$(7,894)	$(95,875)

(1) During the first three months of 2015, the U.S. dollar was generally stronger against the other currencies in which we transact business, primarily the Euro and British pound sterling.

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
As of March 31, 2015, 4,853,662 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the 2014 Incentive Award Plan. Each long-term incentive unit and Class D Unit issued under the 2014 Incentive Award Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2014 Incentive Award Plan and the individual award limits set forth therein.
(a) Long-Term Incentive Units
Long-term incentive units, which are also referred to as profits interest units, may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. Long-term incentive units (other than Class D Units), whether vested or not, will receive the same quarterly per unit distributions as Operating Partnership common units, which equal per share distributions on Digital Realty Trust, Inc. common stock. Initially, long-term incentive units do not have full parity with common units with respect to liquidating distributions. If such parity is reached, vested long-term incentive units may be converted into an equal number of common units of the Operating Partnership at any time, and thereafter enjoy all the rights of common units of the Operating Partnership, including redemption rights. For a discussion of how long-term incentive units reach parity with common units, see note 13(a) to our consolidated financial statements for the fiscal year ended December 31, 2014, included in our Annual Report on 10-K for the year ended December 31, 2014.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2015 and 2014

Below is a summary of our long-term incentive unit activity for the three months ended March 31, 2015.

Unvested Long-term Incentive Units	Units	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	314,415	$59.34
Granted	1,873	66.75
Vested	(143,775)	59.83
Cancelled or expired	(11,549)	57.37
Unvested, end of period	160,964	59.13
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
The expense recorded for the three months ended March 31, 2015 and 2014 related to long-term incentive units was approximately $1.3 million and $7.8 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.9 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $6.6 million and $9.3 million as of March 31, 2015 and December 31, 2014, respectively. We expect to recognize this unearned compensation over the next 1.8 years on a weighted-average basis.

(b) Market Performance-Based Awards
During the three months ended March 31, 2015 and 2014, the Compensation Committee of the Board of Directors of the Company approved the grant of market performance-based Class D Units of the Operating Partnership and market performance-based restricted stock units, or RSUs, covering shares of the Company’s common stock (collectively, the “awards”), under the Amended and Restated 2004 Incentive Award Plan and 2014 Incentive Plan, respectively, to officers and employees of the Company.
The awards, which were determined to contain a market condition, utilize total shareholder return, or TSR, over a three-year measurement period as the market performance metric. Awards will vest based on the Company’s TSR relative to the MSCI US REIT Index, or RMS, over a three-year market performance period, or the Market Performance Period, commencing in January 2014 and 2015 (or, if earlier, ending on the date on which a change in control of the Company occurs), subject to continued services. Vesting with respect to the market condition is measured based on the difference between the Company’s TSR percentage and the TSR percentage of the RMS, or the RMS Relative Market Performance. In the event that the RMS Relative Market Performance during the Market Performance Period is achieved at the “threshold,” “target” or “high” level as set forth below, the awards will become vested as to the market condition with respect to the percentage of Class D units or RSUs, as applicable, set forth below:

Level	RMS Relative Market Performance (2014 Grant)	RMS Relative Market Performance (2015 Grant)	Market Performance Vesting Percentage
Below Threshold Level	< 0 basis points	< -300 basis points	0%
Threshold Level	0 basis points	-300 basis points	25%
Target Level	325 basis points	100 basis points	50%
High Level	> 650 basis points	> 500 basis points	100%
If the RMS Relative Market Performance falls between the levels specified above, the percentage of the award that will vest with respect to the market condition will be determined using straight-line linear interpolation between such levels.
Following the completion of the Market Performance Period, the 2014 awards that have satisfied the market condition, if any, will vest 50% on February 27, 2017 and 50% on February 27, 2018, subject to continued employment through each applicable

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2015 and 2014

vesting date. Following the completion of the Market Performance Period, the 2015 awards that have satisfied the market condition, if any, will vest 50% on February 27, 2018 and 50% on February 27, 2019, subject to continued employment through each applicable vesting date.
Service-based vesting will be accelerated, in full or on a pro rata basis, in the event of a change in control, termination of employment by the Company without cause, or termination of employment by the award recipient for good reason, death, disability or retirement, in any case prior to the completion of the Market Performance Period. However, vesting with respect to the market condition will continue to be measured based on RMS Relative Market Performance during the three-year Market Performance Period (or, in the case of a change in control, shortened Market Performance Period).
The fair value of the 2014 and 2015 grant of awards was measured using a Monte Carlo simulation to estimate the probability of the market vesting condition being satisfied. The Company’s achievement of the market vesting condition is contingent on its TSR over a three-year market performance period, relative to the total shareholder return of the RMS. The Monte Carlo simulation is a probabilistic technique based on the underlying theory of the Black-Scholes formula, which was run for 100,000 trials to determine the fair value of the awards. For each trial, the payoff to an award is calculated at the settlement date and is then discounted to the grant date at a risk-free interest rate. The total expected value of the awards on the grant date was determined by multiplying the average value per award over all trials by the number of awards granted. Assumptions used in the 2014 valuation include expected stock price volatility of 33 percent and a risk-free interest rate of 0.67 percent. Assumptions used in the 2015 valuation include expected stock price volatility of 24 percent and a risk-free interest rate of 1.00 percent. The valuations were performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium.
As of March 31, 2015, 1,019,952 Class D Units and 368,878 market performance-based RSUs had been awarded to our executive officers and other employees. The number of units granted reflects the maximum number of Class D units or market performance-based RSUs, as applicable, which will become vested assuming the achievement of the highest level of RMS Relative Market Performance under the awards and, in the case of the Class D units, also includes dividend equivalent units. The fair value of these awards of approximately $30.9 million will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years. The unearned compensation as of March 31, 2015 and December 31, 2014 was $21.0 million and $9.5 million, respectively, net of cancellations. As of March 31, 2015, none of the above awards had vested. We recognized compensation expense related to these awards of approximately $1.2 million and $0.4 million in the three months ended March 31, 2015 and 2014, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.4 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively. If the market conditions are not met, at the end of the performance periods, the unamortized amount will be recognized as an expense at that time.
(c) Stock Options
The following table summarizes the Amended and Restated 2004 Incentive Award Plan’s stock option activity for the period ended March 31, 2015:

	Period Ended March 31, 2015
	Shares	Weighted average exercise price
Options outstanding, beginning of period	80,933	$37.25
Exercised	(8,001)	41.73
Options outstanding, end of period	72,932	$36.76
Exercisable, end of period	72,932	$36.76
The following table summarizes information about stock options outstanding and exercisable as of March 31, 2015:

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2015 and 2014

Options outstanding and exercisable
Exercise price	Number outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Aggregate intrinsic value
$20.37-20.37	15,000	0.61	20.37	$683,850
$33.18-41.73	57,932	2.05	41.00	1,445,810
Total / Weighted-average	72,932	1.75	$36.76	$2,129,660

(d) Restricted Stock
Below is a summary of our restricted stock activity for the three months ended March 31, 2015.

Unvested Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	301,615	$58.40
Granted	99,681	66.75
Vested	(85,286)	59.29
Cancelled or expired	(19,543)	58.70
Unvested, end of period	296,467	60.93
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
The expense recorded for the three months ended March 31, 2015 and 2014 related to grants of restricted stock was approximately $0.5 million and $0.8 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.7 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $15.0 million and $10.4 million as of March 31, 2015 and December 31, 2014, respectively. We expect to recognize this unearned compensation over the next 3.0 years on a weighted-average basis.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2015 and 2014

do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2015 or December 31, 2014.
As of March 31, 2015 and December 31, 2014, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of March 31, 2015		As of December 31, 2014		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of March 31, 2015	As of December 31, 2014
Currently-paying contracts
$410,905	(1)	$410,905	(1)	Swap	0.717	Various	Various	$(1,145)	$(241)
138,070	(2)	142,965	(2)	Swap	0.925	July 17, 2012	April 18, 2017	1,547	669
548,975		553,870						402	428
Forward-starting contracts
—	(3)	150,000		Forward-starting Swap	2.091	July 15, 2014	July 15, 2019	—	(2,837)
Total
$548,975		$703,870						$402	$(2,409)

(1)	Represents the U.S. dollar tranche of the unsecured term loan.

(2)
Represents a portion of the Singapore dollar tranche of the unsecured term loan. Translation to U.S. dollars is based on exchange rate of $0.73 to 1.00 SGD as of March 31, 2015 and $0.75 to 1.00 SGD as of December 31, 2014.

(3)
In January 2014, we entered into a forward-starting five-year swap contract to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. The accrual period of the swap contract was designed to match the tenor of the planned debt issuance. In the fourth quarter of 2014, changes in the forecasted transaction resulted in the discontinuation of cash flow hedge accounting. As such, changes in the fair value of the forward starting swap were recognized in earnings, within the other income (expense) line item. During the three months ended March 31, 2015, the total net loss recognized on the forward starting swap was approximately $1.6 million, and on January 13, 2015, we cash settled the forward starting swap for approximately $5.7 million, including accrued interest.

As of March 31, 2015, we estimate that an additional $2.1 million will be reclassified as an increase to interest expense during the twelve months ended March 31, 2016, when the hedged forecasted transactions impact earnings.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2015 and 2014

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
The Company’s disclosures of estimated fair value of financial instruments at March 31, 2015 and December 31, 2014 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.
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
As of March 31, 2015 and December 31, 2014, the aggregate estimated fair value and carrying value of our global revolving credit facility, unsecured term loan, unsecured senior notes, exchangeable senior debentures and mortgage loans were as follows (in thousands):

	Categorization under the fair value hierarchy	As of March 31, 2015		As of December 31, 2014
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Global revolving credit facility (1)	Level 2	$826,906	$826,906	$525,951	$525,951
Unsecured term loan (2)	Level 2	942,006	942,006	976,600	976,600
Unsecured senior notes (3)(4)	Level 2	2,894,846	2,672,472	2,968,073	2,791,758
Mortgage loans (3)	Level 2	397,050	376,527	399,569	378,818
		$5,060,808	$4,817,911	$4,870,193	$4,673,127

(1)	The carrying value of our global revolving credit facility approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

(2)	The carrying value of our unsecured term loan approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

(3)
Valuations for our unsecured senior notes and mortgage loans are determined based on the expected future payments discounted at risk-adjusted rates. The 2015 Notes, 2020 Notes, 2021 Notes, 2022 Notes, 2023 Notes and 2025 Notes are valued based on quoted market prices.

(4)
The carrying value of the 2015 Notes, 2020 Notes, 2021 Notes, 2022 Notes, 2023 Notes and 2025 Notes are net of discount of $14,788 and $15,632 in the aggregate as of March 31, 2015 and December 31, 2014, respectively.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2015 and 2014

16. Commitments and Contingencies
(a) Contingent liabilities
As part of the acquisition of 29A International Business Park, an asset acquisition in 2010, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined in the agreements for the acquisition. As of December 31, 2014, certain leases executed subsequent to purchase caused an amount to become probable of payment and therefore approximately $12.4 million had been accrued in accounts payable and accrued liabilities and capitalized to buildings and improvements in the condensed consolidated balance sheet as of December 31, 2014 and remains accrued as of March 31, 2015. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $36.4 million based on the exchange rate as of March 31, 2015). The earnout contingency expires in November 2020.
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
As part of the acquisition of the Sentrum Portfolio in July 2012, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of contingent consideration was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). We have adjusted the contingent consideration to fair value at each reporting date with changes in fair value recognized in operating income. During the three months ended March 31, 2015, we have reduced the fair value by approximately £30.3 million (or approximately $44.8 million based on the exchange rate as of March 31, 2015). The adjustment was the result of an evaluation by management that no additional leases would be executed for vacant space by July 11, 2015, the contingency expiration date. At March 31, 2015, the fair value of the contingent consideration for the Sentrum Portfolio was £1.4 million (or approximately $2.1 million based on the exchange rate as of March 31, 2015) and is currently accrued in accounts payable and other accrued expenses in the condensed consolidated balance sheet. We made no earnout payments during the three months ended March 31, 2015 and 2014. The change in fair value of contingent consideration for Sentrum was recorded as a reduction to operating expense of approximately $43.0 million and $3.4 million for the three months ended March 31, 2015 and 2014, respectively. This amount will be reassessed on a quarterly basis through the contingency expiration date, with any changes being recognized in earnings. Increases or decreases in the fair value of the contingent consideration can result from changes in discount periods, discount rates and probabilities that contingencies will be met.
(b) Construction Commitments
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At March 31, 2015, we had open commitments related to construction contracts of approximately $124.4 million.
(c) Legal Proceedings
Although the Company is involved in legal proceedings arising in the ordinary course of business, as of March 31, 2015, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2015 and 2014

17. Subsequent Events

On April 30, 2015, the operating partnership sold the 833 Chestnut Street property for approximately $161 million. The transaction after costs and buyer credits resulted in net proceeds of approximately $150 million and a net gain of approximately $77 million. The property was identified as held for sale as of March 31, 2015. 833 Chestnut Street was not a significant component of our U.S. portfolio nor does the sale represent a significant shift in our strategy.
On April 24, 2015, the operating partnership gave notice of its intention to redeem all of its outstanding 2015 Notes, pursuant to its option under the Indenture governing the 2015 Notes, dated July 8, 2010. The redemption date is May 26, 2015 and the redemption price is 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest thereon up to, but excluding, the redemption date. As of March 31, 2015, the aggregate principal amount of the 2015 Notes outstanding was $375.0 million.

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
As of March 31, 2015, we owned an aggregate of 130 properties, including two properties held-for-sale and 14 properties held as investments in unconsolidated joint ventures, with approximately 24.7 million rentable square feet including approximately 1.2 million square feet of space under active development and approximately 1.3 million square feet of space held for future development. The 14 properties held as investments in unconsolidated joint ventures have an aggregate of approximately 1.8 million rentable square feet. The 13 parcels of developable land we own comprised approximately 163 acres. At March 31, 2015, approximately 1.2 million square feet was under construction for Turn-Key Flex®, Powered Base Building® and Custom Solutions products, all of which are expected to be income producing on or after completion, in five U.S. domestic markets, one European market, one Canadian market, two Australian markets and our Singapore market, consisting of approximately 0.6 million square feet of base building construction and 0.6 million square feet of data center construction.
We have developed detailed, standardized procedures for evaluating new real estate investments to ensure that they meet our financial, technical and other criteria. We expect to continue to acquire additional assets as part of our growth strategy. We intend to aggressively manage and lease our assets to increase their cash flow. We may continue to build out our development portfolio when justified by anticipated returns.
We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to Digital Realty Trust, Inc.’s common stock and preferred stock. We currently intend to limit our indebtedness to 60% of our total enterprise value and, based on the closing price of Digital Realty Trust, Inc. common stock on March 31, 2015 of $65.96, our ratio of debt to total enterprise value was approximately 32%. Our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our company’s incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc. common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

Revenue base. As of March 31, 2015, we owned 130 properties through our operating partnership, including 14 properties held as investments in unconsolidated joint ventures and developable land. These properties are mainly located throughout the U.S., with 21 properties located in Europe, three properties in Australia, two properties in Canada and two properties in Asia. We, through our predecessor, acquired our first portfolio property in January 2002 and have added properties through acquisition and development activities as follows:

Year Ended December 31:	Operating Properties Acquired (1)		Net Rentable Square Feet(2)	Square Feet of Space Under Active Development as of March 31, 2015 (3)	Square Feet of Space Held for Future Development as of March 31, 2015 (4)
2002	4		1,093,250	—	46,530
2003	5		1,005,855	—	—
2004	10		2,315,466	59,232	109,157
2005	20	(5)	3,465,812	—	207,202
2006	18		2,851,131	—	30,926
2007	13	(6)	1,742,398	—	84,268
2008	5		436,458	28,355	186,091
2009	8	(7)(9)(10)	1,622,180	253,890	13,574
2010	15		2,466,872	53,691	102,043
2011	10	(8)	1,367,703	536,047	133,430
2012	15		2,654,874	199,597	265,402
2013	7		1,093,630	92,426	136,676
2014	—		—	—	—
2015	—		—	—	—
Operating properties owned as of March 31, 2015	130		22,115,629	1,223,238	1,315,299

(1)
Excludes properties sold: 100 Quannapowitt (February 2015), 3300 East Birch Street (March 2015), 6 Braham Street (April 2014), 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). In addition, also excludes 701 & 717 Leonard Street, a parking garage located adjacent to our internet gateway datacenter located at 2323 Bryan Street and not considered a separate property. Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006. Excludes 13 developable land parcels. Includes 12 properties held in our managed portfolio of unconsolidated joint ventures consisting of 4650 Old Ironsides Drive (Silicon Valley), 2950 Zanker Road (Silicon Valley), 4700 Old Ironsides Drive (Silicon Valley), 444 Toyama Drive (Silicon Valley), 43790 Devin Shafron Drive (Northern Virginia), 21551 Beaumeade Circle (Northern Virginia), 7505 Mason King Court (Northern Virginia), 14901 FAA Boulevard (Dallas), 900 Dorothy Drive (Dallas), 636 Pierce Street (New York Metro), 43915 Devin Shafron Drive (Northern Virginia) and 33 Chun Choi Street (Hong Kong); and two unconsolidated non-managed joint ventures: 2001 Sixth Avenue (Seattle) and 2020 Fifth Avenue (Seattle).

(2)
Current net rentable square feet as of March 31, 2015, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes tenants’ proportional share of common areas but excludes space held for development.

(3)	Space under active development includes current base building and data center projects in progress.

(4)	Space held for future development includes space held for future data center development, and excludes space under active development.

(5)	Includes two properties held for sale.

(6)
Includes three developed buildings (43915 Devin Shafron Drive, 43830 Devin Shafron Drive and 43790 Devin Shafron Drive) placed into service in 2010 and 2011 that are being included with a property (Devin Shafron buildings) that was acquired in 2007.

(7)	Includes a developed building (21551 Beaumeade Circle) placed into service in 2011 that is being included with a property (Beaumeade Circle Portfolio) that was acquired in 2009.

(8)
Includes four developed buildings (43940 Digital Loudoun Plaza in Northern Virginia, 3825 NW Aloclek Place in Portland, Oregon, 98 Radnor Drive in Melbourne, Australia and 1-23 Templar Road in Sydney, Australia) placed into service in 2012 and 2013 that were acquired in 2011.

(9)
43790 Devin Shafron Drive and 21551 Beaumeade Circle, which were previously included as part of the Devin Shafron buildings and Beaumeade Circle Portfolio, respectively, are now each separately included in the property count because they were separately contributed to an unconsolidated joint venture in September 2013.

(10)
43915 Devin Shafron Drive, which was previously included as part of the Devin Shafron buildings, is now separately included in the property count because it was separately contributed to an unconsolidated joint venture in September 2014.

As of March 31, 2015, the properties in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, were approximately 92.1% leased excluding approximately 1.2 million square feet of space under active development and approximately 1.3 million square feet of space held for future development. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of March 31, 2015, our average lease term at signing is approximately 12.0 years, with an average of approximately 6.3 years remaining. Our scheduled lease expirations through December 31, 2016 are 11.0% of rentable square feet excluding month-to-month leases, space under active development and space held for future development as of March 31, 2015.
On February 5, 2015, the operating partnership sold the 100 Quannapowitt property for approximately $31 million.The transaction after costs resulted in net proceeds of approximately $29 million and a net gain of approximately $10 million. The property was identified as held for sale as of December 31, 2014. 100 Quannapowitt was not a significant component of our U.S. portfolio nor does the sale represent a significant shift in our strategy.
On March 31, 2015, the operating partnership sold the 3300 East Birch Street property for approximately $14 million.The transaction after costs resulted in net proceeds of approximately $14 million and a net gain of approximately $8 million. The property was identified as held for sale as of December 31, 2014. 3300 East Birch Street was not a significant component of our U.S. portfolio nor does the sale represent a significant shift in our strategy.
On April 30, 2015, the operating partnership sold the 833 Chestnut Street property for approximately $161 million. The transaction after costs and buyer credits resulted in net proceeds of approximately $150 million and a net gain of approximately $77 million. The property was identified as held for sale as of March 31, 2015. 833 Chestnut Street was not a significant component of our U.S. portfolio nor does the sale represent a significant shift in our strategy.

Factors Which May Influence Future Results of Operations
Global market and economic conditions. United States and international market and economic conditions in recent years have been unprecedented and challenging with tighter credit conditions and slower economic growth in many markets in which we own properties and conduct our operations. The U.S. and global economies have experienced a recession and face continued concerns about the systemic impact of adverse economic conditions, such as high energy costs, geopolitical issues, the availability and cost of credit, unstable global financial and mortgage markets, high corporate, consumer and governmental debt levels, ongoing sovereign debt and economic issues in European countries, and high unemployment. The European debt crisis has raised concerns regarding the debt burden of certain countries using the euro as their currency and their ability to meet future financial obligations. While recent economic trends across the eurozone have been largely positive, concerns remain regarding the creditworthiness of certain European countries, which could lead to the re-introduction of individual currencies in one or more Eurozone countries. These potential developments, or market perceptions concerning these and related issues, could adversely affect our leasing and financing activities, rents we receive, potential acquisitions and development projects in Europe.
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
Foreign currency exchange risk. For the three months ended March 31, 2015 and 2014, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Swiss franc, Australian dollar, Singapore dollar, Canadian dollar, Hong Kong dollar and the Japanese yen. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.
Rental income. The amount of rental income generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding approximately 1.2 million square feet of space under active development and approximately 1.3 million square feet of space held for future development as of March 31, 2015, the occupancy rate of the properties in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, was approximately 92.1% of our net rentable square feet.
As of March 31, 2015, we had over 650 tenants in our portfolio, including the 12 properties held in our managed portfolio of unconsolidated joint ventures. As of March 31, 2015, approximately 89% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.
The amount of rental income generated by us also depends on maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and market rates for data center space. Included in our approximately 20.3 million net rentable square feet, excluding space under active development and space held for future development and 14 properties held as investments in unconsolidated joint ventures, at March 31, 2015 is approximately 0.6 million square feet of datacenter space with extensive installed tenant improvements available for lease. Since our IPO, we have leased approximately 4.2 million square feet of similar space, including Turn-Key Flex® space. Our Turn-Key Flex® product is an effective solution for tenants who prefer to utilize a partner with the expertise or capital budget to provide extensive datacenter infrastructure and security. Our expertise in datacenter construction and operations enables us to lease space to these tenants at a premium over other uses. In addition, as of March 31, 2015, we had approximately 1.2 million square feet of space under active development and approximately 1.3 million square feet of space held for future development, or approximately 11% of the total rentable space in our portfolio, including one vacant property comprising approximately 0.1 million square feet and the 14 properties held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop space and lease development space at favorable rates, which we may not be able to obtain. Development space requires significant capital investment in order to develop datacenter facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for development space. We may purchase additional vacant properties and properties with vacant development space in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”
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
Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 1.7 million square feet of available space in our portfolio, which excludes approximately 1.2 million square feet of space under active development and approximately 1.3 million square feet of space held for future development as of March 31, 2015 and the two properties held as investments in our non-managed unconsolidated joint ventures, leases representing approximately 5.3% and 5.7% of the net rentable square footage of our portfolio are scheduled to expire during the nine months ending December 31, 2015 and the year ending December 31, 2016, respectively.

During the three months ended March 31, 2015, we signed new leases totaling approximately 0.1 million square feet of space and renewal leases totaling approximately 0.3 million square feet of space. The following table summarizes our leasing activity in the three months ended March 31, 2015:

	Rentable Square Feet (1)	Expiring Rates (2)	New Rates (2)	Rental Rate Changes	TI’s/Lease Commissions Per Square Foot	Weighted Average Lease Terms (years)
Leasing Activity (3)(4)
Renewals Signed
Turn-Key Flex ®	32,554	$142.25	$128.06	(10.0)%	$13.81	4.8
Powered Base Building ®	193,453	$19.04	$23.71	24.5%	$4.11	5.8
Colocation	17,781	$173.63	$199.29	14.8%	$6.18	2.3
Non-technical	73,928	$15.74	$19.81	25.9%	$0.83	5.0
New Leases Signed (5)
Turn-Key Flex ®	108,691	—	$159.67	—	$49.37	6.0
Colocation	16,438	—	$232.57	—	$83.26	4.0
Non-technical	573	—	$58.46	—	$7.20	2.3
Leasing Activity Summary
Turn-Key Flex ®	141,245	—	$152.38	—	—
Powered Base Building ®	193,453	—	$23.71	—	—
Colocation	34,219	—	$215.28	—	—
Non-technical	74,501	—	$20.11	—	—

(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.

(2)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.

(3)	Excludes short term leases.

(4)	Commencement dates for the leases signed range from 2015 to 2016.

(5)	Includes leases signed for new and re-leased space.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key markets for datacenter space and, subject to the supply of available datacenter space in these markets, expect the rental rates we are likely to achieve on any new, re-leased or renewed datacenter space leases for 2015 expirations on an average aggregate basis will generally be higher than the rates currently being paid for the same space on a GAAP basis and flat on a cash basis. For the three months ended March 31, 2015, rents on renewed space decreased by an average of 10.0% on a GAAP basis on our Turn-Key Flex® space compared to the expiring rents and increased by an average of 24.5% on a GAAP basis on our Powered Base Building® space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for datacenter space, competition from other datacenter developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Market concentration. We depend on the market for technology-based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of March 31, 2015, our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan markets.

Metropolitan Market	Percentage of March 31, 2015 total annualized rent (1)
Northern Virginia	11.2%
London, United Kingdom	10.8%
Dallas	10.1%
Silicon Valley	9.4%
New York Metro	8.8%
Chicago	7.6%
San Francisco	6.4%
Phoenix	6.4%
Boston	3.8%
Singapore	3.5%
Los Angeles	3.1%
Seattle	3.1%
Paris, France	1.9%
Other	13.9%
Total	100.0%

(1)
Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of March 31, 2015 multiplied by 12. The aggregate amount of abatements for the three months ended March 31, 2015 was approximately $6.6 million.

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
The EPA has already finalized its GHG “reporting rule,” which requires that certain emitters, including electricity generators, monitor and report GHG emissions. The EPA has also finalized rules imposing permitting and control technology requirements upon certain newly-constructed or modified facilities which emit GHGs under the Clean Air Act New Source Review Prevention of Significant Deterioration, or NSR PSD, and Title V permitting programs. As a result, newly-issued NSR PSD or Title V permits for new or modified electricity generating and other facilities may need to address GHG emissions, including by requiring the installation of Best Available Control Technology. In addition, the EPA proposed in April 2012 a rule that would set a GHG emission standard applicable to new electricity generating units, and the EPA re-proposed the rule in September 2013. In June 2014, the EPA released a proposal to regulate carbon dioxide emissions from existing power plants and set mandatory CO2 reduction targets for each state, an effort designed to achieve a thirty percent CO2 emission reduction over 2005 levels by 2030. The EPA announced in January 2015 that it plans to issue in summer 2015 final rules regulating carbon dioxide emissions from new and existing power plants. At the state level, California implemented a GHG cap-and-trade program that began imposing compliance obligations on industrial sectors, including electricity generators and importers, in January 2013. In addition, since 2005 the European Union (including the United Kingdom) has been operating under a cap-and-trade program, which directly affects the largest emitters of GHGs, including electricity producers from whom we purchase power.
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
Interest rates. As of March 31, 2015, we had approximately $549.0 million of variable rate debt subject to interest rate swap agreements on certain tranches of our unsecured term loan, along with $826.9 million and $393.0 million of variable rate debt that was outstanding on the global revolving credit facility and the unswapped portion of the unsecured term loan, respectively. The availability of debt and equity capital may decrease as a result of the circumstances described above under “Global market and economic conditions.” The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued an update Accounting Standards Update (ASU) No. 2014-09 establishing ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. The guidance is effective in the first quarter of 2016, and early adoption is permitted. We are currently evaluating the potential impact of the adoption of ASU 2015-02 on our consolidated financial statements.

On April 17, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  Currently, debt issuance costs are recorded as an asset and amortization of these deferred financing costs is recorded in interest expense.  Under the new standard, debt issuance costs will continued to be amortized over the life of the debt instrument and amortization will continue to be recorded in interest expense.  The new standard is effective for the Company on January 1, 2016 and will be applied on a retrospective basis.  The Company is currently evaluating ASU 2015-03, and anticipates a change in our presentation only since the standard does not alter the accounting for debt issuance costs.

Results of Operations
The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2015 and 2014. A summary of our operating results for the three months ended March 31, 2015 and 2014 is as follows (in thousands).

	Three Months Ended March 31,
	2015	2014
Income Statement Data:
Total operating revenues	$406,609	$390,590
Total operating expenses	(257,291)	(300,583)
Operating income	149,318	90,007
Other income (expenses), net	(26,993)	(43,290)
Net income	$122,325	$46,717
Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of this growth, our period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses on a stabilized portfolio basis. Our stabilized portfolio includes properties owned as of December 31, 2013 with less than 5% of total rentable square feet under development and excludes properties that were undergoing, or were expected to undergo, development activities in 2014-2015 and properties sold or contributed to joint ventures.

There were no properties acquired from January 1, 2014 through March 31, 2015.
Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014
Portfolio
As of March 31, 2015, our portfolio consisted of 130 properties, including 14 properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 24.7 million rentable square feet including 1.2 million square feet of space under active development and 1.3 million square feet of space held for future development compared to a portfolio consisting of 133 properties, including 13 properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 24.5 million rentable square feet including 1.3 million square feet of space under active development and 1.4 million square feet of space held for future development as of March 31, 2014. The changes in our portfolio reflects the sale of three properties during the twelve months ended March 31, 2015.

Revenues
Total operating revenues for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Rental	$319,166	$305,786	$13,380
Tenant reimbursements	85,829	83,621	2,208
Fee income	1,614	1,183	431
Total operating revenues	$406,609	$390,590	$16,019

The following table shows revenues for the three months ended March 31, 2015 and 2014 for stabilized properties and pre-stabilized properties (all other properties) (in thousands).

	Stabilized			Pre-Stabilized
	Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014	Change	2015	2014	Change
Rental	$194,871	$197,547	$(2,676)	$124,295	$108,239	$16,056
Tenant reimbursements	52,502	55,059	(2,557)	33,327	28,562	4,765
Fee income (1)	—	—	—	1,614	1,183	431
Total operating revenues	$247,373	$252,606	$(5,233)	$159,236	$137,984	$21,252

(1)	Fee income is included entirely in pre-stabilized as it is not allocable to specific properties.
Stabilized rental revenues and tenant reimbursement revenues decreased for the three months ended March 31, 2015 compared to the same period in 2014 primarily as a result of the British pound sterling and Euro weakening against the U.S. dollar.
Pre-stabilized revenue increases were a result of new leases at our properties during the twelve months ended March 31, 2015, primarily leases of completed development space, the largest of which were for space at 43940 Digital Loudoun Plaza, 29A International Business Park, 850 East Collins, 44060 Digital Loudoun Plaza and 950 East Collins.

Operating Expenses and Interest Expense
Operating expenses and interest expense during the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Rental property operating and maintenance	$124,563	$117,896	$6,667
Property taxes	23,263	22,125	1,138
Insurance	2,155	2,422	(267)
Change in fair value of contingent consideration	(43,034)	(3,403)	(39,631)
Depreciation and amortization	129,073	130,620	(1,547)
General and administrative	21,194	30,678	(9,484)
Transactions	93	81	12
Other	(16)	164	(180)
Total operating expenses	$257,291	$300,583	$(43,292)
Interest expense	$45,466	$47,374	$(1,908)

The following table shows expenses for the three months ended March 31, 2015 and 2014 for stabilized properties and pre-stabilized properties (all other properties) (in thousands).

	Stabilized			Pre-stabilized
	Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014	Change	2015	2014	Change
Rental property operating and maintenance	$71,202	$72,841	$(1,639)	$53,361	$45,055	$8,306
Property taxes	14,819	14,213	606	8,444	7,912	532
Insurance	1,497	1,788	(291)	658	634	24
Change in fair value of contingent consideration	—	—	—	(43,034)	(3,403)	(39,631)
Depreciation and amortization	75,497	77,854	(2,357)	53,576	52,766	810
General and administrative (1)	21,194	30,678	(9,484)	—	—	—
Transactions (2)	—	—	—	93	81	12
Other	—	—	—	(16)	164	(180)
Total operating expenses	$184,209	$197,374	$(13,165)	$73,082	$103,209	$(30,127)
Interest expense (3)	$27,194	$33,661	$(6,467)	$18,272	$13,713	$4,559

(1)	General and administrative expenses are included in stabilized properties as they are not allocable to specific properties.

(2)	Transaction expenses are included entirely in pre-stabilized properties as they are not allocable to stabilized properties.

(3)	Interest expense on our global revolving credit facility and unsecured term loan is recorded on a specific property basis.
Stabilized rental property operating and maintenance expenses decreased approximately $1.6 million in the three months ended March 31, 2015 compared to the same period in 2014 primarily as a result of the British pound sterling and Euro weakening against the U.S. dollar.
Stabilized property taxes increased by approximately $0.6 million in the three months ended March 31, 2015 compared to the same period in 2014, primarily as a result of reassessed value increases at two properties within the stabilized pool.
Stabilized depreciation and amortization expense decreased approximately $2.4 million in the three months ended March 31, 2015 compared to the same period in 2014, principally because of assets at certain properties being fully amortized during 2014 along with depreciation adjustments made in 2014.

General and administrative expenses decreased by approximately $9.5 million in the three months ended March 31, 2015 compared to the same period in 2014 primarily due to the $12.7 million severance related to the departure of our former Chief Executive Officer, Michael Foust recorded in the three months ended March 31, 2014, partially offset by higher expenses in 2015 due to the growth of our company, with an increase in headcount from 2014 to 2015, resulting in additional compensation, along with higher professional fees and marketing expenses. The severance was determined in accordance with the non-cause termination provisions of Mr. Foust’s existing employment agreement and applicable equity award agreements with the company.
Stabilized interest expense decreased approximately $6.5 million for the three months ended March 31, 2015, respectively, as compared to the same period in 2014 primarily as a result of the redemption of the 2029 Debentures in April 2014.
Pre-stabilized rental property operating and maintenance expenses increased by approximately $8.3 million in the three months ended March 31, 2015 compared to the same period in 2014 primarily as a result of higher consumption and utility rates in several of our properties along with development projects being placed into service leading to higher utility expense in 2015.
Pre-stabilized property tax expense increased approximately $0.5 million in the three months ended March 31, 2015 compared to the same period in 2014, principally as a result of reassessed value increases at two properties within the pre-stabilized pool.
Pre-stabilized depreciation and amortization expense increased approximately $0.8 million in the three months ended March 31, 2015 compared to the same period in 2014, principally because of depreciation of development projects that were placed into service in late 2014 and during 2015.

Pre-stabilized interest expense increased approximately $4.6 million for the three months ended March 31, 2015 as compared to the same period in 2014 primarily as a result of interest expense on our 2023 Notes, which were issued in April 2014.

Impairment of Investments in Real Estate

We are in the process of identifying certain non-core investment properties we intend to sell as part of our capital recycling strategy. Our capital recycling program is designed to identify non-strategic and underperforming assets that can be sold to generate proceeds that will support the funding of our core investment activity. We expect our capital recycling initiative will likewise have a meaningfully positive impact on overall return on invested capital. During this process, we are evaluating the carrying value of certain investment properties identified for potential sale to ensure the carrying value is recoverable in light of a potentially shorter holding period. As a result of our evaluation, during the year ended December 31, 2014, we recognized $126.5 million of impairment losses on five properties located in the Midwest, Northeast and West regions. As of March 31, 2015, these properties do not meet the criteria to be classified as held for sale.

Gain on Sale of Properties
During the three months ended March 31, 2015, we recognized a gain on sale of properties of $17.8 million related to the dispositions of 100 Quannapowitt, which sold for $31.1 million in February 2015, and 3300 East Birch Street, which sold for $14.2 million in March 2015.

Gain on Contribution of Properties to Unconsolidated Joint Ventures
During the three months ended March 31, 2015 and 2014, we recognized gains of $0 and $1.9 million, respectively, related to the contribution of one property to our unconsolidated joint venture with the PREI® fund in March 2014. The transaction generated net proceeds of approximately $11.4 million and we retained a 20% interest in the joint venture.

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
Our parent company is a well-known seasoned issuer with an effective shelf registration statement filed on April 20, 2015 that allows our parent company to register an unspecified amount of various classes of equity securities. As circumstances warrant, our parent company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. Any proceeds from such equity issuances would be generally contributed to our operating partnership in exchange for additional equity interests in our operating partnership. Our operating partnership may use the proceeds to acquire additional properties, to fund development opportunities and for general working capital purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities.
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
Digital Realty Trust, Inc. entered into equity distribution agreements in June 2011, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Cumulatively through March 31, 2015, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the three months ended March 31, 2015 and 2014. As of March 31, 2015, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.
On April 24, 2015, the Operating Partnership gave notice of its intention to redeem all of its outstanding 2015 Notes, pursuant to its option under the Indenture governing the 2015 Notes, dated July 8, 2010. The redemption date is May 26, 2015 and the redemption price is 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest thereon up to, but excluding, the redemption date. As of March 31, 2015, the aggregate principal amount of the 2015 Notes outstanding was $375.0 million.
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

Our parent company has declared and paid the following dividends on its common and preferred stock for the three months ended March 31, 2015 (in thousands, except per share amounts):

Date dividend declared	Dividend payment date	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series H Preferred Stock	Common Stock
February 25, 2015	March 31, 2015	$5,031	$3,023	$3,672	$6,730	$115,419

Annual rate of dividend per share		$1.750	$1.656	$1.469	$1.844	$3.400

Distributions out of our parent company’s current or accumulated earnings and profits are generally classified as dividends whereas distributions in excess of our company’s current and accumulated earnings and profits, to the extent of a stockholder’s U.S. federal income tax basis in our parent company’s stock, are generally classified as a return of capital. Distributions in excess of a stockholder’s U.S. federal income tax basis in our parent company’s stock are generally characterized as capital gain. Cash provided by operating activities has been generally sufficient to fund distributions on an annual basis; however, we may also need to utilize borrowings under the global revolving credit facility to fund distributions.
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
As of March 31, 2015, we had $37.3 million of cash and cash equivalents, excluding $11.9 million of restricted cash. Restricted cash primarily consists of interest-bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements, as well as capital expenditures.
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
On August 15, 2013, we refinanced our global revolving credit facility, increasing the total borrowing capacity to $2.0 billion from $1.8 billion. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to $2.55 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on November 3, 2017, with two six-month extension options available. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 110 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit rating of our long-term debt and currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling, Swiss franc, Japanese yen and Mexican peso denominations. As of March 31, 2015, borrowings under the global revolving credit facility bore interest at an overall blended rate of 1.55% comprised of 1.28% (U.S. dollars), 1.62% (British pound sterling), 1.05% (Euros), 3.35% (Australian dollars), 1.34% (Hong Kong dollars), 1.17% (Japanese yen) and 2.10% (Canadian dollars). The interest rates are based on 1-month LIBOR, 1-month EURIBOR, 1-month BBR, 1-month HIBOR, 1-month JPY LIBOR and 1-month CDOR, respectively, plus a margin of 1.10%. The facility also bore a base borrowing rate of 3.35% (USD) which is based on U.S. Prime Rate plus a margin of 0.10%. We have used and intend to use borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and to provide for working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of March 31, 2015, we have capitalized approximately $18.0 million of financing costs related to the global revolving credit facility. As of March 31, 2015, approximately $826.9 million was drawn under this facility and $8.1 million of letters of credit were issued, leaving approximately $1.1 billion available for use.
On August 15, 2013, we refinanced the senior unsecured multi-currency term loan facility, increasing its total borrowing capacity to $1.0 billion from $750.0 million. Pursuant to the accordion feature total commitments can be increased to $1.1 billion, subject to the receipt of lender commitments and other conditions precedent. The facility matures on April 16, 2017, with two six-month extension options available. Interest rates are based on our senior unsecured debt ratings and are currently 120 basis points over the applicable index for floating rate advances. Funds may be drawn in U.S, Singapore and Australian dollars, as well as Euro and British pound sterling denominations with the option to add Hong Kong dollars and Japanese yen upon an accordion exercise. Based on exchange rates in effect at March 31, 2015, the balance outstanding is approximately $942.0 million. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under this loan are consistent with our global revolving credit facility and, as of March 31, 2015, we were in compliance with all of such covenants. As of March 31, 2015, we have capitalized approximately $8.4 million of financing costs related to the unsecured term loan.
For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.
Our parent company commenced its At-the-Market equity distribution program in June 2011, which is discussed under “Liquidity and Capital Resources of the Parent Company” above. To date, our parent company has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million shares of common stock under the program at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents before offering expenses. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 5.7 million common units to our parent company. No sales were made under the program during the three months ended March 31, 2015 and 2014. As of March 31, 2015, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.
On February 5, 2015, the operating partnership sold the 100 Quannapowitt property for approximately $31 million. The transaction after costs resulted in net proceeds of approximately $29 million and a net gain of approximately $10 million. The property was identified as held for sale as of December 31, 2014. 100 Quannapowitt was not a significant component of our U.S. portfolio nor does the sale represent a significant shift in our strategy.
On March 31, 2015, the operating partnership sold the 3300 East Birch Street property for approximately $14 million. The transaction after costs resulted in net proceeds of approximately $14 million and a net gain of approximately $8 million. The property was identified as held for sale as of December 31, 2014. 3300 East Birch Street was not a significant component of our U.S. portfolio nor does the sale represent a significant shift in our strategy.
On April 30, 2015, the operating partnership sold the 833 Chestnut Street property for approximately $161 million. The transaction after costs and buyer credits resulted in net proceeds of approximately $150 million and a net gain of approximately $77 million. The property was identified as held for sale as of March 31, 2015. 833 Chestnut Street was not a significant component of our U.S. portfolio nor does the sale represent a significant shift in our strategy.
On April 24, 2015, the operating partnership gave notice of its intention to redeem all of its outstanding 2015 Notes, pursuant to its option under the Indenture governing the 2015 Notes, dated July 8, 2010. The redemption date is May 26, 2015 and the redemption price is 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest thereon up to, but excluding, the redemption date. As of March 31, 2015, the aggregate principal amount of the 2015 Notes outstanding was $375.0 million.

The growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower; as such private investors typically have lower return expectations than us. As a result, we anticipate that near-term acquisitions activity will comprise a smaller percentage of our growth until seller price expectations realign with our return requirements.

Construction
The table below summarizes our construction in progress as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015				As of December 31, 2014
(dollars in thousands)	Net Rentable Square Feet	Current Investment (2)	Future Investment (3)	Total Cost	Net Rentable Square Feet	Current Investment (4)	Future Investment (3)	Total Cost
Development Lifecycle
Development Construction in Progress
Space Held for Development	1,315,299	306,718	—	306,718	1,174,957	245,985	—	245,985
Base Building Construction	611,117	79,737	68,765	148,502	688,517	147,126	69,438	216,564
Datacenter Construction	612,121	306,798	272,411	579,209	616,336	365,837	348,997	714,834
Equipment Pool & Other Inventory		20,402	—	20,402		21,623	—	21,623
Campus, Tenant Improvements & Other		21,888	11,823	33,711		28,835	7,998	36,833
Total Development Construction in Progress	2,538,537	735,543	352,999	1,088,542	2,479,810	809,406	426,433	1,235,839
Land Inventory	(1)	135,606	—	135,606	(1)	145,607	—	145,607
Enhancement & Other		5,771	8,969	14,740		50,305	42,180	92,485
Recurring		39,673	54,432	94,105		9,844	27,147	36,991
Total Construction in Progress		$916,593	$416,400	$1,332,993		$1,015,162	$495,760	$1,510,922

(1)	Represents approximately 163 acres as of March 31, 2015 and approximately 154 acres as of December 31, 2014.

(2)	Represents balances incurred through March 31, 2015.

(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.

(4)	Represents balances incurred through December 31, 2014.
Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future datacenter fit-out. Datacenter construction includes 0.6 million square feet of Turn Key Flex®, Powered Base Building®, and Custom Solutions product with a cost to date of approximately $306.8 million. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of datacenter construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.
Future Uses of Cash
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of March 31, 2015, we had approximately 1.2 million square feet of space under active development and approximately 1.3 million square feet of space held for future development and we also owned approximately 0.6 million net rentable square feet of datacenter space with extensive installed tenant improvements. Turn-Key Flex® space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Flex® space, we expect to incur significant tenant improvement costs to build out and develop these types of spaces. At March 31, 2015, the approximate 1.2 million square feet of space under active development was under construction for Turn-Key Flex®, Powered Base Building® and Custom Solutions products, all of which are expected to be income producing on or after completion, in five U.S. domestic markets, one European market, one Canadian market, two Australian markets and our Singapore market, consisting of approximately 0.6 million square feet of base building construction and 0.6 million square feet of data center construction. At March 31, 2015, we had commitments under construction contracts for approximately $124.4 million. We currently expect to incur approximately $625.0 million to $725.0 million of capital expenditures for our development programs during the nine months ending December 31, 2015, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.
Historical Capital Expenditures (Cash Basis)
The table below summarizes our capital expenditure activity for the three months March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Development projects	$125,647	$185,554
Enhancement and improvements	6,194	18,179
Recurring capital expenditures	18,066	8,685
Total capital expenditures (excluding indirect costs)	$149,907	$212,418

(1)
Beginning in the first quarter of 2015, we changed the presentation of certain capital expenditures. Infrequent expenditures for capitalized replacements and upgrades are now categorized as recurring capital expenditures (categorized as enhancements and improvements in 2014). First-generation leasing costs are now classified as part of development projects (categorized as recurring capital expenditures in 2014).

For the three months ended March 31, 2015, total capital expenditures decreased $62.5 million to approximately $149.9 million from $212.4 million for the same period in 2014. Capital expenditures on our development projects plus our enhancement and improvements projects for the three months ended March 31, 2015 were approximately $131.8 million, which reflects a decrease of approximately 35% from the same period in 2014. This decrease was primarily due to completion of and decreased spending for ground-up Custom Solutions projects, Turn-Key Flex and base building improvements. Our development capital expenditures are generally funded by our available cash and equity and debt capital.
Indirect costs, including capitalized interest, capitalized in the three months ended March 31, 2015 and 2014 were $16.7 million and $16.7 million, respectively. Capitalized interest comprised approximately $4.3 million and $5.3 million, respectively, of the total indirect costs capitalized for the three months ended March 31, 2015 and 2014. Capitalized interest in the three months ended March 31, 2015 decreased compared to the same period in 2014 due to a reduction in qualifying activities. Excluding capitalized interest, the increase in indirect costs in the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities. See “—Future Uses of Cash” for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2015.

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
Distributions
All distributions on our units are at the discretion of our parent company’s board of directors. During the three months ended March 31, 2015, our operating partnership declared and paid the following distributions (in thousands, except per unit amounts):

Date distribution declared	Distribution payment date	Series E Preferred Units	Series F Preferred Units	Series G Preferred Units	Series H Preferred Units	Common Units
February 25, 2015	March 31, 2015	$5,031	$3,023	$3,672	$6,730	$117,896

Annual rate of distribution per unit		$1.750	$1.656	$1.469	$1.844	$3.400

Commitments and Contingencies
As part of the acquisition of 29A International Business Park, an asset acquisition in 2010, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined in the agreements for the acquisition. As of December 31, 2014, certain leases executed subsequent to purchase caused an amount to become probable of payment and therefore approximately $12.4 million had been accrued in accounts payable and accrued liabilities and capitalized to buildings and improvements in the condensed consolidated balance sheet as of December 31, 2014 and remains accrued as of March 31, 2015. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $36.4 million based on the exchange rate as of March 31, 2015). The earnout contingency expires in November 2020.
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
As part of the acquisition of the Sentrum Portfolio in July 2012, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of contingent consideration was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). We have adjusted the contingent consideration to fair value at each reporting date with changes in fair value recognized in operating income. During the three months ended March 31, 2015, we reduced the fair value by approximately £30.3 million (or approximately $44.8 million based on the exchange rate as of March 31, 2015). The adjustment was the result of an evaluation by management that no additional leases would be executed for vacant space by July 11, 2015, the contingency expiration date. At March 31, 2015, the fair value of the contingent consideration for the Sentrum Portfolio was £1.4 million (or approximately $2.1 million based on the exchange rate as of March 31, 2015) and is currently accrued in accounts payable and other accrued expenses in the condensed consolidated balance sheet. We made no earnout payments during the three months ended March 31, 2015 and 2014. The change in fair value of contingent consideration for the Sentrum Portfolio was recorded as a reduction to operating expense of approximately $43.0 million and $3.4 million for the three months ended March 31, 2015 and 2014, respectively. This amount will be reassessed on a quarterly basis through the contingency expiration date, with any changes being recognized in earnings. Increases or decreases in the fair value of the contingent consideration can result from changes in discount periods, discount rates and probabilities that contingencies will be met.
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
As of March 31, 2015, we were a party to interest rate swap agreements which hedge variability in cash flows related the U.S. LIBOR and SGD-SOR based tranches of the unsecured term loan. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”
Outstanding Consolidated Indebtedness
The table below summarizes our debt, as of March 31, 2015 (in millions):

Debt Summary:
Fixed rate	$3,049.0
Variable rate debt subject to interest rate swaps	549.0
Total fixed rate debt (including interest rate swaps)	3,598.0
Variable rate—unhedged	1,219.9
Total	$4,817.9
Percent of Total Debt:
Fixed rate (including swapped debt)	74.7%
Variable rate	25.3%
Total	100.0%
Effective Interest Rate as of March 31, 2015(1):
Fixed rate (including hedged variable rate debt)	4.51%
Variable rate	1.69%
Effective interest rate	3.79%

(1)	Excludes impact of deferred financing cost amortization.
As of March 31, 2015, we had approximately $4.8 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total enterprise value was approximately 32% (based on the closing price of Digital Realty Trust, Inc.’s common stock on March 31, 2015 of $65.96). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C Units and Class D Units), plus the book value of our total consolidated indebtedness.
The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, GBP LIBOR, SIBOR, BBR, HIBOR, JPY LIBOR, CDOR and U.S. Prime rates, depending on the respective agreement governing the debt, including our global revolving credit facility and unsecured term loan. As of March 31, 2015, our debt had a weighted average term to initial maturity of approximately 4.4 years (or approximately 4.8 years assuming exercise of extension options).

Off-Balance Sheet Arrangements
As of March 31, 2015, we were party to interest rate swap agreements related to $549.0 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”
As of March 31, 2015, our pro-rata share of debt of unconsolidated joint ventures was approximately $137.6 million, of which $54.5 million is subject to interest rate swap agreements.

Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014
The following table shows cash flows and ending cash and cash equivalent balances for the three months ended March 31, 2015 and 2014 (in thousands).

	Three Months Ended March 31,
	2015	2014	Change
Net cash provided by operating activities	$138,922	$116,411	$22,511
Net cash used in investing activities	(149,070)	(227,544)	78,474
Net cash provided by financing activities	6,156	124,567	(118,411)
Net (decrease) increase in cash and cash equivalents	$(3,992)	$13,434	$(17,426)
The increase in net cash provided by operating activities was due to increased cash flows from new leasing at our stabilized properties and completed and leased development space, which was partially offset by increased operating and interest expenses.
Net cash used in investing activities decreased for the three months ended March 31, 2015, primarily as a result of a decrease in cash paid for capital expenditures for the three months ended March 31, 2015 ($183.8 million) as compared to the same period in 2014 ($224.1 million) along with net proceeds from the sale of properties for the three months ended March 31, 2015 ($43.3 million).
Net cash flows provided by financing activities for the company consisted of the following amounts (in thousands).

	Three Months Ended March 31,
	2015	2014	Change
Proceeds from borrowings, net of repayments	$257,351	$58,453	$198,898
Net proceeds from issuance of common and preferred stock, including exercise of stock options	186	289,795	(289,609)
Dividend and distribution payments	(251,333)	(223,613)	(27,720)
Other	(48)	(68)	20
Net cash provided by financing activities	$6,156	$124,567	$(118,411)
The decrease in net cash provided by financing activities was primarily due to the issuance of our series H preferred stock (net proceeds of $289.9 million) in March 2014 partially offset by higher net borrowings during the three months ended March 31, 2015 (net borrowings of $257.4 million) as compared to the three months ended March 31, 2014 (net borrowings of $58.5 million). The increase in dividend and distribution payments for the three months ended March 31, 2015 as compared to the same period in 2014 was due to an increase in the number of shares outstanding and dividend amount per share of common stock in 2015 as compared to 2014 and the payment of dividends on our series H preferred stock during the three months ended March 31, 2015, whereas this series of preferred stock was not outstanding for the entire portion of the three months ended March 31, 2014.

Net cash flows provided by financing activities for the operating partnership consisted of the following amounts (in thousands).

	Three Months Ended March 31,
	2015	2014	Change
Proceeds from borrowings, net of repayments	$257,351	$58,453	$198,898
General partner contributions, net	186	289,795	(289,609)
Distribution payments	(251,333)	(223,613)	(27,720)
Other	(48)	(68)	20
Net cash provided by financing activities	$6,156	$124,567	$(118,411)
The decrease in net cash provided by financing activities was primarily due to the higher general partner contributions in 2014 in connection with Digital Realty Trust, Inc.’s series H preferred stock offering in March 2014 (net proceeds of $289.9 million)

partially offset by higher net borrowings during the three months ended March 31, 2015 (net repayments of $257.4 million) as compared to the three months ended March 31, 2014 (net repayments of $58.5 million). The increase in distribution payments for the three months ended March 31, 2015 as compared to the same period in 2014 was due to an increase in the number of units outstanding and distribution amount per common unit in 2015 as compared to 2014 and the payment of distributions on our series H preferred units during the three months ended March 31, 2015, whereas this series of preferred units was not outstanding for the entire portion of the three months ended March 31, 2014.
Noncontrolling Interests in Operating Partnership
Noncontrolling interests relate to the common units in our operating partnership that are not owned by Digital Realty Trust, Inc., which, as of March 31, 2015, amounted to 2.1% of our operating partnership common units. In conjunction with our formation, our operating partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.
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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Net income available to common stockholders	$101,728	$34,186
Adjustments:
Noncontrolling interests in operating partnership	2,026	693
Real estate related depreciation and amortization (1)	127,823	129,496
Real estate related depreciation and amortization related to investment in unconsolidated joint ventures	2,603	1,628
Gain on sale of property	(17,820)	—
Gain on contribution of properties to unconsolidated joint ventures	—	(1,906)
FFO available to common stockholders and unitholders (2)	$216,360	$164,097
Basic FFO per share and unit	$1.56	$1.25
Diluted FFO per share and unit (2)	$1.56	$1.22
Weighted average common stock and units outstanding
Basic	138,407	131,143
Diluted (2)	138,831	138,162
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	129,073	130,620
Non-real estate depreciation	(1,250)	(1,124)
	$127,823	$129,496

(2)
For all periods presented, we have excluded the effect of dilutive series E, series F, series G and series H preferred stock, as applicable, that may be converted upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series E, series F, series G and series H preferred stock, as applicable, which we consider highly improbable. In addition, we had a balance of $0 and $266,400 of 5.50% exchangeable senior debentures due 2029 that were exchangeable for 0 and 6,806 common shares on a weighted average basis for the three months ended March 31, 2015 and 2014, respectively. See below for calculations of diluted FFO available to common stockholders and unitholders and weighted average common stock and units outstanding.

	Three Months Ended March 31,
	2015	2014
FFO available to common stockholders and unitholders	$216,360	$164,097
Add: 5.50% exchangeable senior debentures interest expense	—	4,050
FFO available to common stockholders and unitholders—diluted	$216,360	$168,147
Weighted average common stock and units outstanding	138,407	131,143
Add: Effect of dilutive securities (excluding series D convertible preferred stock and 5.50% exchangeable senior debentures)	424	213
Add: Effect of dilutive 5.50% exchangeable senior debentures	—	6,806
Weighted average common stock and units outstanding—diluted	138,831	138,162

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
Analysis of Debt between Fixed and Variable Rate
We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of March 31, 2015, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$3,049.0	$3,291.9
Variable rate debt subject to interest rate swaps	549.0	549.0
Total fixed rate debt (including interest rate swaps)	3,598.0	3,840.9
Variable rate debt	1,219.9	1,219.9
Total outstanding debt	$4,817.9	$5,060.8
Interest rate derivatives included in this table and their fair values as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of March 31, 2015		As of December 31, 2014		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of March 31, 2015	As of December 31, 2014
Currently-paying contracts
$410,905	(1)	$410,905	(1)	Swap	0.717	Various	Various	$(1,145)	$(241)
138,070	(2)	142,965	(2)	Swap	0.925	July 17, 2012	April 18, 2017	1,547	669
548,975		553,870						402	428
Forward-starting contracts
—	(3)	150,000		Forward-starting Swap	2.091	July 15, 2014	July 15, 2019	—	(2,837)
Total
$548,975		$703,870						$402	$(2,409)

(1)	Represents the U.S. dollar tranche of the unsecured term loan.

(2)
Represents a portion of the Singapore dollar tranche of the unsecured term loan. Translation to U.S. dollars is based on exchange rate of $0.73 to 1.00 SGD as of March 31, 2015 and $0.75 to 1.00 SGD as of December 31, 2014.

(3)
In January 2014, we entered into a forward-starting five-year swap contract to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. The accrual period of the swap contract was designed to match the tenor of the planned debt issuance. In the fourth quarter of 2014, changes in the forecasted transaction resulted in the discontinuation of cash flow hedge accounting. As such, changes in the fair value of the forward starting swap were recognized in earnings, within the other income (expense) line item. During the three months ended March 31, 2015, the total net loss recognized on the forward starting swap was approximately $1.6 million, and on January 13, 2015, we cash settled the forward starting swap for approximately $5.7 million, including accrued interest.

Sensitivity to Changes in Interest Rates
The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of March 31, 2015:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	8	$0.7
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(8)	(0.7)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	8	1.0
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(8)	(1.0)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(8)	16.1
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	8	(14.9)
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
Foreign Currency Exchange Risk
For the three months ended March 31, 2015 and 2014, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, Canada, Singapore, Australia, Hong Kong and Japan, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Swiss franc, Australian dollar, Singapore dollar, Canadian dollar, Hong Kong dollar and the Japanese yen. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended March 31, 2015 and 2014, operating revenues from properties outside the United States contributed $92.0 million and $95.4 million, respectively, which represented 22.6% and 24.4% of our total operating revenues, respectively. Net investment in properties outside the United States was $2.6 billion and $2.7 billion as of March 31, 2015 and December 31, 2014, respectively. Net assets in foreign operations were approximately $0.6 billion and $0.7 billion as of March 31, 2015 and December 31, 2014, respectively.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures (Digital Realty Trust, Inc.)
The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its chief executive officer, the company’s principal executive officer and principal financial officer during the period covered by this report, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and its management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the company has investments in certain unconsolidated entities, which are accounted for using the equity method of accounting. As the company does not control or manage these entities, its disclosure controls and procedures with respect to such entities may be substantially more limited than those it maintains with respect to its consolidated subsidiaries.
As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the company carried out an evaluation, under the supervision and with participation of its chief executive officer, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of the end of the quarter covered by this report. Based on the foregoing, the company’s chief executive officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level.
There have been no changes in the company’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control — Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2015, the company continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2015. We expect that management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending December 31, 2015 will be based on the 2013 Framework and that the change will not be significant to our overall control structure over financial reporting.
Evaluation of Disclosure Controls and Procedures (Digital Realty Trust, L.P.)
The operating partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to its management, including the chief executive officer, the company’s principal executive officer and principal financial officer during the period covered by this report, of its general partner, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the operating partnership’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and its management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the operating partnership has investments in certain unconsolidated entities, which are accounted for using the equity method of accounting. As the operating partnership does not control or manage these entities, its disclosure controls and procedures with respect to such entities may be substantially more limited than those it maintains with respect to its consolidated subsidiaries.
As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the operating partnership carried out an evaluation, under the supervision and with participation of the chief executive officer of its general partner, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of the end of the quarter covered by this report. Based on the foregoing, the chief executive officer of the operating partnership’s general partner concluded that its disclosure controls and procedures were effective at the reasonable assurance level.
There have been no changes in the operating partnership’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control — Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2015, the operating partnership continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2015. We expect that management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending December 31, 2015 will be based on the 2013 Framework and that the change will not be significant to our overall control structure over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS.
The risk factors discussed under the heading “Risk Factors” and elsewhere in the company’s and the operating partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 continue to apply to our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Digital Realty Trust, Inc.
None.
Digital Realty Trust, L.P.
During the three months ended March 31, 2015, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, in the amounts and for the consideration set forth below:
During the three months ended March 31, 2015, Digital Realty Trust, Inc. issued an aggregate of 8,001 shares of its common stock upon the exercise of stock options. Digital Realty Trust, Inc. contributed the proceeds from the option exercises of approximately $0.3 million to our operating partnership in exchange for an aggregate of 8,001 common units, as required by our operating partnership’s partnership agreement.
During the three months ended March 31, 2015, Digital Realty Trust, Inc. issued an aggregate of 99,681 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our operating partnership issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended March 31, 2015, our operating partnership issued an aggregate of 99,681 common units to Digital Realty Trust, Inc., as required by our operating partnership’s partnership agreement. During the three months ended March 31, 2015, an aggregate of 19,543 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net issuance of 80,138 shares of common stock.
For these issuances of common units to Digital Realty Trust, Inc., our operating partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $9.4 billion in total consolidated assets and as our operating partnership’s majority owner and general partner as the basis for the exemption under Section 4(2) of the Securities Act.
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

10.1†
Separation and Consulting Agreement, dated March 13, 2015, by and among David Caron, the Company and the Operating Partnership (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on March 19, 2015).

10.2†
Employment Agreement, dated as of April 16, 2015, by and among Digital Realty Trust, Inc., DLR LLC and Andrew P. Power (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on April 16, 2015).

10.3†
Employment Agreement, dated as of April 16, 2015, by and among Digital Realty Trust, Inc., DLR LLC and Jarrett B. Appleby (incorporated by reference to Exhibit 10.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on April 16, 2015).

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, L.P.

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (ii) Condensed Consolidated Income Statements for the three months ended March 31, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iv) Condensed Consolidated Statements of Equity/Capital for the three months ended March 31, 2015; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (vi) Notes to Condensed Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

May 8, 2015	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer and principal financial officer)

May 8, 2015	/S/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By: Digital Realty Trust, Inc. Its general partner

By:

May 8, 2015	/s/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer and principal financial officer)

May 8, 2015	/s/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)

Exhibit Index

Exhibit Number	Description
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

10.1†
Separation and Consulting Agreement, dated March 13, 2015, by and among David Caron, the Company and the Operating Partnership (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on March 19, 2015).

10.2†
Employment Agreement, dated as of April 16, 2015, by and among Digital Realty Trust, Inc., DLR LLC and Andrew P. Power (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on April 16, 2015).

10.3†
Employment Agreement, dated as of April 16, 2015, by and among Digital Realty Trust, Inc., DLR LLC and Jarrett B. Appleby (incorporated by reference to Exhibit 10.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on April 16, 2015).

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, L.P.

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (ii) Condensed Consolidated Income Statements for the three months ended March 31, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iv) Condensed Consolidated Statements of Equity/Capital for the three months ended March 31, 2015; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (vi) Notes to Condensed Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.