Form 10-Q
period 2015-06-30
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2015-08-06
CIK 1297996, 1494877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015

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
Digital Realty Trust, Inc.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Digital Realty Trust, L.P.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Digital Realty Trust, Inc.:

Class	Outstanding at July 31, 2015
Common Stock, $.01 par value per share	135,833,978

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2015 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.
Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of June 30, 2015, Digital Realty Trust, Inc. owned an approximate 97.9% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 2.1% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of Digital Realty Trust, Inc. As of June 30, 2015, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

There are a few differences between our company and our operating partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between our company and our operating partnership in the context of how we operate as an interrelated consolidated company. Digital Realty Trust, Inc. is a REIT, whose only material asset is its ownership of partnership interests of Digital Realty Trust, L.P. As a result, Digital Realty Trust, Inc. generally does not conduct business itself, other than acting as the sole general partner of Digital Realty Trust, L.P., issuing public securities from time to time and guaranteeing certain unsecured debt of Digital Realty Trust, L.P. and certain of its subsidiaries. Digital Realty Trust, Inc. itself has not issued any indebtedness but guarantees the unsecured debt of Digital Realty Trust, L.P. and certain of its subsidiaries, as disclosed in this report. Digital Realty Trust, L.P. holds substantially all the assets of the company and holds the ownership interests in the company’s joint ventures. Digital Realty Trust, L.P. conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Digital Realty Trust, Inc., which are generally contributed to Digital Realty Trust, L.P. in exchange for partnership units, Digital Realty Trust, L.P. generates the capital required by the company’s business primarily through Digital Realty Trust, L.P.’s operations, by Digital Realty Trust, L.P.’s direct or indirect incurrence of indebtedness or through the issuance of partnership units.
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

To help investors understand the significant differences between the company and the operating partnership, this report presents the following separate sections for each of the company and the operating partnership:

•	Condensed consolidated financial statements;

•	the following notes to the condensed consolidated financial statements:

•	"Debt of the Company" and "Debt of the Operating Partnership";

•	"Income per Share" and "Income per Unit"; and

•	"Equity and Accumulated Other Comprehensive Income, Net" and "Capital and Accumulated Other Comprehensive Income";

•	Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources"; and

•	Part II, Item 2. "Unregistered Sales of Equity Securities and Use of Proceeds".
This report also includes separate Item 4. "Controls and Procedures" sections and separate Exhibit 31 and 32 certifications for each of the company and the operating partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity during the period covered by this report have made the requisite certifications and that the company and the operating partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.
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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$645,918	$671,602
Acquired ground leases	13,225	12,196
Buildings and improvements	8,938,019	8,823,814
Tenant improvements	543,964	475,000
Total investments in properties	10,141,126	9,982,612
Accumulated depreciation and amortization	(2,033,289)	(1,874,054)
Net investments in properties	8,107,837	8,108,558
Investment in unconsolidated joint ventures	103,410	94,729
Net investments in real estate	8,211,247	8,203,287
Cash and cash equivalents	59,152	41,321
Accounts and other receivables, net of allowance for doubtful accounts of $6,263 and $6,302 as of June 30, 2015 and December 31, 2014, respectively	126,734	135,931
Deferred rent	467,262	447,643
Acquired above-market leases, net	33,936	38,605
Acquired in-place lease value and deferred leasing costs, net	424,229	456,962
Deferred financing costs, net	30,203	30,821
Restricted cash	9,394	11,555
Assets held for sale	171,990	120,471
Other assets	51,862	40,188
Total assets	$9,586,009	$9,526,784
LIABILITIES AND EQUITY
Global revolving credit facility	$777,013	$525,951
Unsecured term loan	961,098	976,600
Unsecured senior notes, net of discount	2,856,408	2,791,758
Mortgage loans, including premiums	374,307	378,818
Accounts payable and other accrued liabilities	516,232	605,923
Accrued dividends and distributions	—	115,019
Acquired below-market leases, net	94,312	104,235
Security deposits and prepaid rents	109,005	108,478
Obligations associated with assets held for sale	7,441	5,764
Total liabilities	5,695,816	5,612,546
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 70,000,000 shares authorized:
Series E Cumulative Redeemable Preferred Stock, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per share), 11,500,000 and 11,500,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	277,172	277,172
Series F Cumulative Redeemable Preferred Stock, 6.625%, $182,500 and $182,500 liquidation preference, respectively ($25.00 per share), 7,300,000 and 7,300,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	176,191	176,191
Series G Cumulative Redeemable Preferred Stock, 5.875%, $250,000 and $250,000 liquidation preference, respectively ($25.00 per share), 10,000,000 and 10,000,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	241,468	241,468
Series H Cumulative Redeemable Preferred Stock, 7.375%, $365,000 and $365,000 liquidation preference, respectively ($25.00 per share), 14,600,000 and 14,600,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	353,290	353,290
Common Stock: $0.01 par value, 215,000,000 shares authorized, 135,832,492 and 135,626,255 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1,351	1,349
Additional paid-in capital	3,974,398	3,970,439
Accumulated dividends in excess of earnings	(1,108,701)	(1,096,607)
Accumulated other comprehensive loss, net	(67,324)	(45,046)
Total stockholders’ equity	3,847,845	3,878,256
Noncontrolling Interests:
Noncontrolling interests in operating partnership	35,577	29,191
Noncontrolling interests in consolidated joint ventures	6,771	6,791
Total noncontrolling interests	42,348	35,982
Total equity	3,890,193	3,914,238
Total liabilities and equity	$9,586,009	$9,526,784
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating Revenues:
Rental	$330,676	$313,420	$649,842	$619,206
Tenant reimbursements	87,572	85,687	173,401	169,308
Fee income	1,549	1,466	3,163	2,649
Other	498	873	498	873
Total operating revenues	420,295	401,446	826,904	792,036
Operating Expenses:
Rental property operating and maintenance	129,539	126,796	254,102	244,692
Property taxes	20,900	20,595	44,163	42,720
Insurance	2,154	1,896	4,309	4,318
Change in fair value of contingent consideration	352	766	(42,682)	(2,637)
Depreciation and amortization	131,524	137,092	260,597	267,712
General and administrative	25,613	20,321	46,807	50,999
Transactions	3,166	755	3,259	836
Other	(6)	772	(22)	936
Total operating expenses	313,242	308,993	570,533	609,576
Operating income	107,053	92,453	256,371	182,460
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	3,383	3,477	8,001	6,058
Gain on sale of property	76,669	15,945	94,489	15,945
Gain on contribution of property to unconsolidated joint venture	—	—	—	1,906
Interest and other income (expense)	(231)	(83)	(2,521)	1,644
Interest expense	(46,114)	(49,146)	(91,580)	(96,520)
Tax expense	(2,615)	(1,021)	(4,290)	(2,859)
Loss from early extinguishment of debt	(148)	(293)	(148)	(585)
Net income	137,997	61,332	260,322	108,049
Net income attributable to noncontrolling interests	(2,486)	(993)	(4,628)	(1,798)
Net income attributable to Digital Realty Trust, Inc.	135,511	60,339	255,694	106,251
Preferred stock dividends	(18,456)	(18,829)	(36,911)	(30,555)
Net income available to common stockholders	$117,055	$41,510	$218,783	$75,696
Net income per share available to common stockholders:
Basic	$0.86	$0.31	$1.61	$0.58
Diluted	$0.86	$0.31	$1.61	$0.58
Weighted average common shares outstanding:
Basic	135,810,060	133,802,622	135,757,584	131,183,857
Diluted	136,499,004	133,977,885	136,260,995	131,320,547
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$137,997	$61,332	$260,322	$108,049
Other comprehensive income:
Foreign currency translation adjustments	23,468	4,921	(22,375)	8,740
Increase (decrease) in fair value of interest rate swaps	577	(4,739)	(1,840)	(6,082)
Reclassification to interest expense from interest rate swaps	685	854	1,503	1,700
Comprehensive income	162,727	62,368	237,610	112,407
Comprehensive income attributable to noncontrolling interests	(2,978)	(1,014)	(4,194)	(1,885)
Comprehensive income attributable to Digital Realty Trust, Inc.	$159,749	$61,354	$233,416	$110,522
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2014	$1,048,121	135,626,255	$1,349	$3,970,439	$(1,096,607)	$(45,046)	$3,878,256	$29,191	$6,791	$35,982	$3,914,238
Conversion of units to common stock	—	114,587	2	1,310	—	—	1,312	(1,312)	—	(1,312)	—
Issuance of unvested restricted stock, net of forfeitures	—	79,689	—	—	—	—	—	—	—	—	—
Common stock offering costs	—	—	—	(273)	—	—	(273)	—	—	—	(273)
Exercise of stock options	—	11,961	—	493	—	—	493	—	—	—	493
Amortization of unearned compensation on share-based awards	—	—	—	11,031	—	—	11,031	—	—	—	11,031
Reclassification of vested share-based awards	—	—	—	(8,602)	—	—	(8,602)	8,602	—	8,602	—
Dividends declared and paid on preferred stock	—	—	—	—	(36,911)	—	(36,911)	—	—	—	(36,911)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(230,877)	—	(230,877)	(4,873)	—	(4,873)	(235,750)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	(245)	(245)	(245)
Net income	—	—	—	—	255,694	—	255,694	4,403	225	4,628	260,322
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	(21,947)	(21,947)	(428)	—	(428)	(22,375)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	(1,804)	(1,804)	(36)	—	(36)	(1,840)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	1,473	1,473	30	—	30	1,503
Balance as of June 30, 2015	$1,048,121	135,832,492	$1,351	$3,974,398	$(1,108,701)	$(67,324)	$3,847,845	$35,577	$6,771	$42,348	$3,890,193
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$260,322	$108,049
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of properties	(94,489)	(15,945)
Gain on contribution of investment property to unconsolidated joint venture	—	(1,906)
Equity in earnings of unconsolidated joint ventures	(8,001)	(6,058)
Change in fair value of accrued contingent consideration	(42,682)	(2,637)
Distributions from unconsolidated joint ventures	6,898	4,603
Write-off of net assets due to early lease terminations	(59)	651
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	226,767	225,025
Amortization of share-based unearned compensation	7,483	12,640
Allowance for doubtful accounts	(39)	954
Amortization of deferred financing costs	4,285	4,487
Loss on early extinguishment of debt	148	585
Amortization of debt discount/premium	915	864
Amortization of acquired in-place lease value and deferred leasing costs	33,830	42,687
Amortization of acquired above-market leases and acquired below-market leases, net	(4,683)	(5,340)
Changes in assets and liabilities:
Restricted cash	566	1,922
Accounts and other receivables	4,826	20,583
Deferred rent	(27,868)	(41,283)
Deferred leasing costs	(4,675)	(7,663)
Other assets	(15,429)	(13,328)
Accounts payable and other accrued liabilities	4,344	3,718
Security deposits and prepaid rents	2,692	(17,344)
Net cash provided by operating activities	355,151	315,264
Cash flows from investing activities:
Acquisitions of real estate	(48,424)	—
Proceeds from sale of properties, net	185,565	37,945
Proceeds from contribution of investment properties to unconsolidated joint ventures	—	11,408
Investment in unconsolidated joint ventures	(7,547)	(20,627)
Investment in equity securities	—	(3)
Receipt of value added tax refund	13,422	4,956
Refundable value added tax paid	(2,771)	(3,816)
Change in restricted cash	1,484	(1,340)
Improvements to and advances for investments in real estate	(380,148)	(431,217)
Improvement advances to tenants	(17,881)	(7,091)
Collection of advances from tenants for improvements	14,441	5,969
Net cash used in investing activities	(241,859)	(403,816)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from financing activities:
Borrowings on revolving credit facility	$1,291,832	$677,264
Repayments on revolving credit facility	(1,032,798)	(1,033,838)
Principal payments on unsecured notes	(374,927)	—
Repayments on other unsecured loans	(67,000)	—
Borrowings on 3.950% unsecured senior notes due 2022	496,190	—
Borrowings on 4.750% unsecured senior notes due 2023	—	495,872
Principal payments on mortgage loans	(4,440)	(6,349)
Principal repayments on exchangeable senior debentures	—	(5,234)
Earnout payments related to acquisitions	(12,985)	(5,706)
Change in restricted cash	113	51
Payment of loan fees and costs	(3,741)	(5,311)
Capital distributions paid to noncontrolling interests in consolidated joint ventures, net	(245)	(274)
Gross proceeds from the issuance of preferred stock	—	365,000
Common stock offering costs paid	(273)	(93)
Preferred stock offering costs paid	—	(11,622)
Proceeds from exercise of stock options	493	237
Payment of dividends to preferred stockholders	(36,911)	(30,555)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(350,769)	(326,772)
Net cash (used in) provided by financing activities	(95,461)	112,670
Net increase in cash and cash equivalents	17,831	24,118
Cash and cash equivalents at beginning of period	41,321	56,808
Cash and cash equivalents at end of period	$59,152	$80,926

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$101,036	$98,240
Cash paid for income taxes	1,785	2,800
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(22,375)	$8,740
(Decrease) increase in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(1,840)	(6,082)
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	1,312	191
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	134,625	191,148
Accrual for potential earnout contingency	12,443	—
Issuance of common units associated with exchange of exchangeable senior debentures	—	261,166
Note receivable related to sale of property	9,000	—
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	48,424	—
Cash paid for acquisition of real estate	$48,424	$—
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$645,918	$671,602
Acquired ground leases	13,225	12,196
Buildings and improvements	8,938,019	8,823,814
Tenant improvements	543,964	475,000
Total investments in properties	10,141,126	9,982,612
Accumulated depreciation and amortization	(2,033,289)	(1,874,054)
Net investments in properties	8,107,837	8,108,558
Investment in unconsolidated joint ventures	103,410	94,729
Net investments in real estate	8,211,247	8,203,287
Cash and cash equivalents	59,152	41,321
Accounts and other receivables, net of allowance for doubtful accounts of $6,263 and $6,302 as of June 30, 2015 and December 31, 2014, respectively	126,734	135,931
Deferred rent	467,262	447,643
Acquired above-market leases, net	33,936	38,605
Acquired in-place lease value and deferred leasing costs, net	424,229	456,962
Deferred financing costs, net	30,203	30,821
Restricted cash	9,394	11,555
Assets held for sale	171,990	120,471
Other assets	51,862	40,188
Total assets	$9,586,009	$9,526,784
LIABILITIES AND CAPITAL
Global revolving credit facility	$777,013	$525,951
Unsecured term loan	961,098	976,600
Unsecured senior notes, net of discount	2,856,408	2,791,758
Mortgage loans, including premiums	374,307	378,818
Accounts payable and other accrued liabilities	516,232	605,923
Accrued dividends and distributions	—	115,019
Acquired below-market leases, net	94,312	104,235
Security deposits and prepaid rents	109,005	108,478
Obligations associated with assets held for sale	7,441	5,764
Total liabilities	5,695,816	5,612,546
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Series E Cumulative Redeemable Preferred Units, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per unit), 11,500,000 and 11,500,000 units issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	277,172	277,172
Series F Cumulative Redeemable Preferred Units, 6.625%, $182,500 and $182,500 liquidation preference, respectively ($25.00 per unit), 7,300,000 and 7,300,000 units issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	176,191	176,191
Series G Cumulative Redeemable Preferred Units, 5.875%, $250,000 and $250,000 liquidation preference, respectively ($25.00 per unit), 10,000,000 and 10,000,000 units issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	241,468	241,468
Series H Cumulative Redeemable Preferred Units, 7.375%, $365,000 and $365,000 liquidation preference, respectively ($25.00 per unit), 14,600,000 and 14,600,000 units issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	353,290	353,290
Common units:
135,832,492 and 135,626,255 units issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	2,867,048	2,875,181
Limited partners, 1,425,314 and 1,463,814 common units, 1,126,429 and 1,170,610 profits interest units and 379,237 and 379,237 class C units outstanding as of June 30, 2015 and December 31, 2014, respectively	39,398	32,578
Accumulated other comprehensive loss	(71,145)	(48,433)
Total partners’ capital	3,883,422	3,907,447
Noncontrolling interests in consolidated joint ventures	6,771	6,791
Total capital	3,890,193	3,914,238
Total liabilities and capital	$9,586,009	$9,526,784
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating Revenues:
Rental	$330,676	$313,420	$649,842	$619,206
Tenant reimbursements	87,572	85,687	173,401	169,308
Fee income	1,549	1,466	3,163	2,649
Other	498	873	498	873
Total operating revenues	420,295	401,446	826,904	792,036
Operating Expenses:
Rental property operating and maintenance	129,539	126,796	254,102	244,692
Property taxes	20,900	20,595	44,163	42,720
Insurance	2,154	1,896	4,309	4,318
Change in fair value of contingent consideration	352	766	(42,682)	(2,637)
Depreciation and amortization	131,524	137,092	260,597	267,712
General and administrative	25,613	20,321	46,807	50,999
Transactions	3,166	755	3,259	836
Other	(6)	772	(22)	936
Total operating expenses	313,242	308,993	570,533	609,576
Operating income	107,053	92,453	256,371	182,460
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	3,383	3,477	8,001	6,058
Gain on sale of properties	76,669	15,945	94,489	15,945
Gain on contribution of property to unconsolidated joint venture	—	—	—	1,906
Interest and other income (expense)	(231)	(83)	(2,521)	1,644
Interest expense	(46,114)	(49,146)	(91,580)	(96,520)
Tax expense	(2,615)	(1,021)	(4,290)	(2,859)
Loss from early extinguishment of debt	(148)	(293)	(148)	(585)
Net income	137,997	61,332	260,322	108,049
Net income attributable to noncontrolling interests in consolidated joint ventures	(109)	(120)	(225)	(232)
Net income attributable to Digital Realty Trust, L.P.	137,888	61,212	260,097	107,817
Preferred units distributions	(18,456)	(18,829)	(36,911)	(30,555)
Net income available to common unitholders	$119,432	$42,383	$223,186	$77,262
Net income per unit available to common unitholders:
Basic	$0.86	$0.31	$1.61	$0.58
Diluted	$0.86	$0.31	$1.61	$0.58
Weighted average common units outstanding:
Basic	138,567,526	136,615,338	138,487,704	133,894,119
Diluted	139,256,470	136,790,601	138,991,115	134,030,809
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$137,997	$61,332	$260,322	$108,049
Other comprehensive income:
Foreign currency translation adjustments	23,468	4,921	(22,375)	8,740
Decrease in fair value of interest rate swaps	577	(4,739)	(1,840)	(6,082)
Reclassification to interest expense from interest rate swaps	685	854	1,503	1,700
Comprehensive income	$162,727	$62,368	$237,610	$112,407
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
(unaudited, in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2014	43,400,000	$1,048,121	135,626,255	$2,875,181	3,013,661	$32,578	$(48,433)	$6,791	$3,914,238
Conversion of limited partner common units to general partner common units	—	—	114,587	1,312	(114,587)	(1,312)	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	79,689	—	—	—	—	—	—
Common stock offering costs	—	—	—	(273)	—	—	—	—	(273)
Issuance of common units in connection with the exercise of stock options	—	—	11,961	493	—	—	—	—	493
Issuance of common units, net of forfeitures	—	—	—	—	31,906	—	—	—	—
Amortization of unearned compensation on share-based awards	—	—	—	11,031	—	—	—	—	11,031
Reclassification of vested share-based awards	—	—	—	(8,602)	—	8,602	—	—	—
Distributions	—	(36,911)	—	(230,877)	—	(4,873)	—	—	(272,661)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	(245)	(245)
Net income	—	36,911	—	218,783	—	4,403	—	225	260,322
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	(22,375)	—	(22,375)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(1,840)	—	(1,840)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	1,503	—	1,503
Balance as of June 30, 2015	43,400,000	$1,048,121	135,832,492	$2,867,048	2,930,980	$39,398	$(71,145)	$6,771	$3,890,193

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$260,322	$108,049
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property	(94,489)	(15,945)
Gain on contribution of investment property to unconsolidated joint venture	—	(1,906)
Equity in earnings of unconsolidated joint ventures	(8,001)	(6,058)
Change in fair value of accrued contingent consideration	(42,682)	(2,637)
Distributions from unconsolidated joint ventures	6,898	4,603
Write-off of net assets due to early lease terminations	(59)	651
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	226,767	225,025
Amortization of share-based unearned compensation	7,483	12,640
Allowance for doubtful accounts	(39)	954
Amortization of deferred financing costs	4,285	4,487
Loss on early extinguishment of debt	148	585
Amortization of debt discount/premium	915	864
Amortization of acquired in-place lease value and deferred leasing costs	33,830	42,687
Amortization of acquired above-market leases and acquired below-market leases, net	(4,683)	(5,340)
Changes in assets and liabilities:
Restricted cash	566	1,922
Accounts and other receivables	4,826	20,583
Deferred rent	(27,868)	(41,283)
Deferred leasing costs	(4,675)	(7,663)
Other assets	(15,429)	(13,328)
Accounts payable and other accrued liabilities	4,344	3,718
Security deposits and prepaid rents	2,692	(17,344)
Net cash provided by operating activities	355,151	315,264
Cash flows from investing activities:
Acquisitions of real estate	(48,424)	—
Proceeds from sale of properties, net	185,565	37,945
Proceeds from contribution of investment properties to unconsolidated joint ventures	—	11,408
Investment in unconsolidated joint ventures	(7,547)	(20,627)
Investment in equity securities	—	(3)
Receipt of value added tax refund	13,422	4,956
Refundable value added tax paid	(2,771)	(3,816)
Change in restricted cash	1,484	(1,340)
Improvements to and advances for investments in real estate	(380,148)	(431,217)
Improvement advances to tenants	(17,881)	(7,091)
Collection of advances from tenants for improvements	14,441	5,969
Net cash used in investing activities	(241,859)	(403,816)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from financing activities:
Borrowings on revolving credit facility	$1,291,832	$677,264
Repayments on revolving credit facility	(1,032,798)	(1,033,838)
Principal payments on unsecured notes	(374,927)	—
Repayments on other unsecured loans	(67,000)	—
Borrowings on 3.950% unsecured senior notes due 2022	496,190	—
Borrowings on 4.750% unsecured senior notes due 2023	—	495,872
Principal payments on mortgage loans	(4,440)	(6,349)
Principal repayments on exchangeable senior debentures	—	(5,234)
Earnout payments related to acquisitions	(12,985)	(5,706)
Change in restricted cash	113	51
Payment of loan fees and costs	(3,741)	(5,311)
Capital distributions paid to noncontrolling interests in consolidated joint ventures, net	(245)	(274)
General partner contributions, net	220	353,522
Payment of distributions to preferred unitholders	(36,911)	(30,555)
Payment of distributions to common unitholders	(350,769)	(326,772)
Net cash (used in) provided by financing activities	(95,461)	112,670
Net increase in cash and cash equivalents	17,831	24,118
Cash and cash equivalents at beginning of period	41,321	56,808
Cash and cash equivalents at end of period	$59,152	$80,926

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$101,036	$98,240
Cash paid for income taxes	1,785	2,800
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	(22,375)	8,740
(Decrease) increase in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(1,840)	(6,082)
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	134,625	191,148
Accrual for potential earnout contingency	12,443	—
Issuance of common units associated with exchange of exchangeable senior debentures	—	261,166
Note receivable related to sale of property	9,000	—
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	48,424	—
Cash paid for acquisition of real estate	$48,424	$—
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 and 2014

1. Organization and Description of Business
Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is engaged in the business of owning, acquiring, developing and managing technology-related real estate. The Company is focused on providing data center and colocation solutions for domestic and international tenants across a variety of industry verticals ranging from financial services, cloud and information technology services, to manufacturing, energy, healthcare, and consumer products. As of June 30, 2015, our portfolio consisted of 132 properties, including eight properties held for sale, 14 properties held as investments in unconsolidated joint ventures and developable land, of which 103 are located throughout North America, 23 are located in Europe, three are located in Australia and three are located in Asia. We are diversified in major metropolitan areas where corporate data center and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the United States, the Amsterdam, Dublin, London and Paris metropolitan areas in Europe and the Singapore, Sydney, Melbourne, Hong Kong and Osaka metropolitan areas in the Asia Pacific region. The portfolio consists of Internet gateway and corporate data center properties, technology manufacturing properties and regional or national offices of technology companies.
The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of June 30, 2015, Digital Realty Trust, Inc. owns a 97.9% common interest and a 100.0% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.

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

There are a few differences between the Company and the Operating Partnership, which are reflected in these condensed consolidated financial statements. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how we operate as an interrelated consolidated company. Digital Realty Trust, Inc.’s only material asset is its ownership of partnership interests of the Operating Partnership. As a result, Digital Realty Trust, Inc. generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2015 and 2014

public securities from time to time and guaranteeing certain unsecured debt of the Operating Partnership and certain of its subsidiaries. Digital Realty Trust, Inc. itself has not issued any indebtedness but guarantees the unsecured debt of the Operating Partnership and certain of its subsidiaries, as disclosed in these notes.

The Operating Partnership holds substantially all the assets of the Company and holds the ownership interests in the Company’s joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Digital Realty Trust, Inc., which are generally contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business primarily through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units.
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
To help investors understand the significant differences between the Company and the Operating Partnership, these consolidated financial statements present the following separate sections for each of the Company and the Operating Partnership:

•	condensed consolidated face financial statements; and

•	the following notes to the condensed consolidated financial statements:

•	"Debt of the Company" and "Debt of the Operating Partnership";

•	"Income per Share" and "Income per Unit"; and

•	"Equity and Accumulated Other Comprehensive Income, Net" and "Capital and Accumulated Other Comprehensive Income".
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
(b) Cash Equivalents
For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of June 30, 2015, cash equivalents consist of investments in money market instruments.
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
June 30, 2015 and 2014

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
During the three months ended June 30, 2015 and 2014, we capitalized interest of approximately $3.2 million and $4.9 million, respectively, and $7.5 million and $10.2 million during the six months ended June 30, 2015 and 2014, respectively. During the three months ended June 30, 2015 and 2014, we capitalized amounts relating to compensation and other overhead expense of employees direct and incremental to construction and successful leasing activities of approximately $14.0 million and $14.1 million, respectively, and $28.3 million and $27.9 million during the six months ended June 30, 2015 and 2014, respectively. Capitalized leasing costs of approximately $26.4 million and $21.8 million are included in improvements to and advances for investments in real estate in cash flows from investing activities in the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014, respectively.
(e) Share-Based Compensation
The Company measures all share-based compensation awards at fair value on the date they are granted to employees and directors, and recognizes compensation cost, net of forfeitures, over the requisite service period for awards with only a service condition. The estimated fair value of the long-term incentive units and Class D Units (discussed in Note 13 "Incentive Plan") granted by us is being amortized on a straight-line basis over the expected service period.
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
We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of June 30, 2015 and December 31, 2014, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated income statements. For the three and six months ended June 30, 2015 and 2014, we had no such interest or penalties. The tax year 2011 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2015 and 2014

See Note 10 "Income Taxes" for further discussion on income taxes.

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

(k) Gains on Sale of Properties

Gains on sale of properties are recognized using the full accrual or partial sale methods, as applicable, in accordance with U.S. GAAP, provided various criteria relating to the terms of sale and any subsequent involvement with the real estate sold are satisfied.
(l) Management’s Estimates
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
June 30, 2015 and 2014

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
(m) Segment and Geographic Information
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
Operating revenues from properties in the United States were $322.4 million and $305.5 million and outside the United States were $97.9 million and $95.9 million for the three months ended June 30, 2015 and 2014, respectively. Operating revenues from properties in the United States were $637.1 million and $600.7 million and outside the United States were $189.8 million and $191.3 million for the six months ended June 30, 2015 and 2014, respectively. We had long-lived assets located in the United States of $5.4 billion and $5.4 billion and outside the United States of $2.7 billion and $2.7 billion as of June 30, 2015 and December 31, 2014, respectively.
Operating revenues from properties located in the United Kingdom were $54.8 million and $54.5 million, or 13.0% and 13.6% of total operating revenues, for the three months ended June 30, 2015 and 2014, respectively. Operating revenues from properties located in the United Kingdom were $104.9 million and $109.4 million, or 12.7% and 13.8% of total operating revenues, for the six months ended June 30, 2015 and 2014, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these periods. We had long-lived assets located in the United Kingdom of $1.8 billion and $1.7 billion, or 21.7% and 21.3% of total long-lived assets, as of June 30, 2015 and December 31, 2014, respectively. No other foreign country comprised more than 10% of total long-lived assets as of June 30, 2015 and December 31, 2014.

(n) Reclassifications
Certain reclassifications of prior year amounts have been made to conform to the current year presentation. During the three and six months ended June 30, 2014, $0.1 million and $0.3 million, respectively, were reclassified from rental property operating and maintenance expense to other expense.
(o) Recent Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. The guidance is effective in the first quarter of 2016, and early adoption is permitted. We are currently evaluating the potential impact of the adoption of ASU 2015-02 on our consolidated financial statements.
On April 1, 2015, the FASB voted to defer the effective date of ASU No. 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and notes that lease contracts with customers are a scope exception. Public business entities may elect to adopt the amendments as of the original effective date; however, if the proposed deferral is approved, adoption is required for annual reporting periods beginning after December 15, 2017. We are currently assessing the impact of the guidance on our consolidated financial statements.
On April 17, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  Currently, debt issuance costs are recorded as an asset and amortization of these deferred financing costs is recorded in interest expense.  Under the new standard, debt issuance costs will continue to be amortized over the life of the debt instrument and amortization will continue to be recorded in interest expense.  The new standard is effective for the Company on January 1, 2016 and will be applied on a retrospective basis.  The Company is currently evaluating ASU 2015-03, and anticipates a change in our presentation only since the standard does not alter the accounting for debt issuance costs.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2015 and 2014

3. Investments in Real Estate
We acquired the following real estate properties during the six months ended June 30, 2015:

Location	Metropolitan Area	Date Acquired	Amount (in millions) (1)
Deer Park 3 (2)	Melbourne	April 15, 2015	$1.6
3 Loyang Way (3)(4)	Singapore	June 25, 2015	45.0
			$46.6

(1)
Purchase price in U.S. dollars and excludes capitalized closing costs on land acquisitions. Purchase prices for acquisitions outside the United States are based on the exchange rate at the date of acquisition.

(2)	Represents currently vacant land which is not included in our operating property count.

(3)
Represents a development property with an existing shell, which is included in our operating property count. This acquisition lacked key inputs to qualify as a business combination under purchase accounting guidance, and has therefore been accounted for as an asset acquisition, not a business combination.

(4)	Property is subject to a ground lease, which expires in February 2024, with a renewal provision of an additional 28 years upon satisfaction of certain requirements.
Dispositions
We sold the following real estate properties during the six months ended June 30, 2015:

Location	Metropolitan Area	Date Sold	Gross Proceeds (in millions)		Gain on Sale (in millions)
100 Quannapowitt Parkway	Boston	February 5, 2015	$31.1		$10.2
3300 East Birch Street	Los Angeles	March 31, 2015	14.2		7.6
833 Chestnut Street	Philadelphia	April 30, 2015	160.8	(1)	76.7
			$206.1		$94.5

(1)	Gross proceeds includes a $9.0 million note receivable, which is expected to be collected by year-end.
We have identified certain non-core investment properties we intend to sell as part of our capital recycling strategy. Our capital recycling program is designed to identify non-strategic and underperforming assets that can be sold to generate proceeds that will support the funding of our core investment activity. We expect our capital recycling initiative will likewise have a meaningfully positive impact on overall return on invested capital. In addition, our capital recycling program does not represent a strategic shift, as we are not entirely exiting regions or property types. During this process, we are evaluating the carrying value of certain investment properties identified for potential sale to ensure the carrying value is recoverable in light of a potentially shorter holding period. As a result of our evaluation, during the year ended December 31, 2014, we recognized approximately $126.5 million of impairment losses on five properties located in the Midwest, Northeast and West regions. The fair value of the five properties were primarily based on discounted cash flow analysis, and in certain cases, we supplemented the analysis by obtaining broker opinions of value. As of June 30, 2015, three of these properties met the criteria to be classified as held for sale.
As of June 30, 2015, the Company had taken the necessary actions to conclude that five properties (in addition to the 3 properties referenced above) to be disposed of as part of our capital recycling strategy met the criteria to be classified as held for sale. As of June 30, 2015, these eight properties had an aggregate carrying value of $172.0 million within total assets and $7.4 million within total liabilities and are shown as assets held for sale and obligations associated with assets held for sale on the condensed consolidated balance sheet. The eight properties are not representative of a significant component of our portfolio, nor do the potential sales represent a significant shift in our strategy.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2015 and 2014

4. Investment in Unconsolidated Joint Ventures
As of June 30, 2015, our investment in unconsolidated joint ventures consists of effective 50% interests in three joint ventures that own data center properties at 2001 Sixth Avenue in Seattle, Washington, 2020 Fifth Avenue in Seattle, Washington and 33 Chun Choi Street in Hong Kong, and effective 20% interests in two joint ventures, one of which owns 10 data center properties with an investment fund managed by Prudential Real Estate Investors (PREI®) and the other which owns one data center property with an affiliate of Griffin Capital Essential Asset REIT, Inc. (GCEAR). The following tables present summarized financial information for the joint ventures as of June 30, 2015 and December 31, 2014 and for the six months ended June 30, 2015 and 2014 (unaudited, in thousands):

	As of June 30, 2015					Six Months Ended June 30, 2015
2015	Net Investment in Properties	Total Assets	Debt	Total Liabilities	Equity	Revenues	Property Operating Expense	Net Operating Income	Net Income
Total Unconsolidated Joint Ventures	$768,673	$943,900	$460,789	$559,118	$384,782	$63,976	$(17,718)	$46,258	$18,360
Our investment in and share of equity in earnings of unconsolidated joint ventures					$103,410				$8,001

	As of December 31, 2014					Six Months Ended June 30, 2014
2014	Net Investment in Properties	Total Assets	Debt	Total Liabilities	Equity	Revenues	Property Operating Expense	Net Operating Income	Net Income
Total Unconsolidated Joint Ventures	$779,752	$942,107	$461,548	$569,895	$372,212	$46,188	$(10,940)	$35,248	$14,896
Our investment in and share of equity in earnings of unconsolidated joint ventures					$94,729				$6,058
Prudential Real Estate Investors (PREI ®) Joint Venture
On March 5, 2014, we contributed the property at 636 Pierce Street in Somerset, New Jersey, which we acquired in December 2013, to our unconsolidated joint venture with the PREI® fund that was formed in September 2013. The property was valued at approximately $40.4 million and subject to $26.1 million in debt, which the joint venture assumed. The PREI® fund contributed approximately $11.4 million in cash for their 80% share of the net asset value of $14.3 million. Subsequent to the closing, the joint venture refinanced the existing debt with $23.0 million drawn from the joint venture’s bank facility. Including the refinance costs, the PREI® fund contributed $17.5 million for the 636 Pierce Street property, bringing their contributed capital in the joint venture to $164.8 million.
The transaction produced a $1.9 million gain for the Company representing the difference between the $11.4 million of cash proceeds received by the Company for its 80% share of the net asset less the Company’s book value.
Griffin Capital Essential Asset REIT, Inc. (GCEAR) Joint Venture

On September 9, 2014, we formed a joint venture with an affiliate of GCEAR. We contributed to the joint venture the property located at 43915 Devin Shafron Drive (Building A) in Ashburn, Virginia, which is a Turn-Key Flex® data center property valued at approximately $185.5 million (excluding approximately $2.1 million of closing costs). GCEAR contributed cash to the joint venture and holds an 80% interest in the joint venture. We retained a 20% interest in the joint venture. The joint venture agreement provides for a current annual preferred return from cash flow first to GCEAR and then to us, after which a portion of any excess cash flows is shared by the partners based on their respective interests and the remaining portion is paid to us as a promote interest. We perform the day-to-day accounting and property management functions for the joint venture and the property and, as such, earn management fees. Although we are the managing member of the joint venture and manage the day-to-day activities, certain major decisions, including approval of annual budgets, require approval of the GCEAR member.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2015 and 2014

Thus, we concluded we do not own a controlling interest and account for our interest in the joint venture as an equity method investment.
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
June 30, 2015 and 2014

5. Acquired Intangible Assets and Liabilities
The following summarizes our acquired intangible assets (acquired in-place lease value and acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of June 30, 2015 and December 31, 2014.

	Balance as of
(Amounts in thousands)	June 30, 2015	December 31, 2014
Acquired in-place lease value:
Gross amount	$657,024	$680,419
Accumulated amortization	(451,744)	(452,739)
Net	$205,280	$227,680
Acquired above-market leases:
Gross amount	$120,553	$126,677
Accumulated amortization	(86,617)	(88,072)
Net	$33,936	$38,605
Acquired below-market leases:
Gross amount	$280,090	$282,670
Accumulated amortization	(185,778)	(178,435)
Net	$94,312	$104,235
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $2.4 million and $2.6 million for the three months ended June 30, 2015 and 2014, respectively, and $4.7 million and $5.3 million for the six months ended June 30, 2015 and 2014, respectively. The expected average remaining lives for acquired below-market leases and acquired above-market leases is 5.9 years and 3.5 years, respectively, as of June 30, 2015. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years and thereafter, commencing July 1, 2015 is as follows:

(Amounts in thousands)
Remainder of 2015	$4,296
2016	7,485
2017	6,054
2018	4,443
2019	4,545
Thereafter	33,553
Total	$60,376

Amortization of acquired in-place lease value (a component of depreciation and amortization expense) was $10.5 million and $18.4 million for the three months ended June 30, 2015 and 2014, respectively, and $22.1 million and $33.4 million for the six months ended June 30, 2015 and 2014, respectively. The expected average amortization period for acquired in-place lease value is 6.0 years as of June 30, 2015. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 4.6 years as of June 30, 2015. Estimated annual amortization of acquired in-place lease value for each of the five succeeding years and thereafter, commencing July 1, 2015 is as follows:

(Amounts in thousands)
Remainder of 2015	$18,617
2016	32,302
2017	27,768
2018	25,455
2019	22,932
Thereafter	78,206
Total	$205,280

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2015 and 2014

6. Debt of the Company
In this Note 6, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.
The Company itself does not currently have any indebtedness. All debt is currently held directly or indirectly by the Operating Partnership.
Guarantee of Debt
The Company guarantees the Operating Partnership’s obligations with respect to its 5.875% notes due 2020 (2020 Notes), 5.250% notes due 2021 (2021 Notes), 3.950% notes due 2022 (3.950% 2022 Notes), 3.625% notes due 2022 (3.625% 2022 Notes) and its unsecured senior notes sold to Prudential Investment Management, Inc. and certain of its affiliates pursuant to the Amended and Restated Note Purchase and Private Shelf Agreement, as amended, which we refer to as the Prudential Shelf Facility. The Company and the Operating Partnership guarantee the obligations of Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 4.750% notes due 2023 (2023 Notes) and 4.250% notes due 2025 (2025 Notes). The Company is also the guarantor of the Operating Partnership’s and its subsidiary borrowers’ obligations under the global revolving credit facility and unsecured term loan.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2015 and 2014

7. Debt of the Operating Partnership
A summary of outstanding indebtedness of the Operating Partnership as of June 30, 2015 and December 31, 2014 is as follows (in thousands):

Indebtedness	Interest Rate at June 30, 2015		Maturity Date		Principal Outstanding June 30, 2015		Principal Outstanding December 31, 2014
Global revolving credit facility	Various	(1)	Nov 3, 2017		$777,013	(2)	$525,951	(2)
Unsecured term loan	Various	(3)(6)	Apr 16, 2017		961,098	(4)	976,600	(4)
Unsecured senior notes:
Prudential Shelf Facility:
Series C	9.680%		Jan 6, 2016		25,000		25,000
Series D	4.570%		Jan 20, 2015		—	(7)	50,000
Series E	5.730%		Jan 20, 2017		50,000		50,000
Series F	4.500%		Feb 3, 2015		—	(7)	17,000
Total Prudential Shelf Facility					75,000		142,000
Senior Notes:
4.500% notes due 2015	4.500%		Jul 15, 2015	(8)	—		375,000
5.875% notes due 2020	5.875%		Feb 1, 2020		500,000		500,000
5.250% notes due 2021	5.250%		Mar 15, 2021		400,000		400,000
3.950% notes due 2022	3.950%		Jul 1, 2022	(9)	500,000		—
3.625% notes due 2022	3.625%		Oct 1, 2022		300,000		300,000
4.750% notes due 2023	4.750%		Oct 13, 2023		471,360	(10)	467,310	(10)
4.250% notes due 2025	4.250%		Jan 17, 2025		628,480	(10)	623,080	(10)
Unamortized discounts					(18,432)		(15,632)
Total senior notes, net of discount					2,781,408		2,649,758
Total unsecured senior notes, net of discount					2,856,408		2,791,758

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2015 and 2014

Indebtedness	Interest Rate at June 30, 2015	Maturity Date	Principal Outstanding June 30, 2015	Principal Outstanding December 31, 2014
Mortgage loans:
200 Paul Avenue 1-4 (5)	5.74%	Oct 8, 2015	67,591	68,665
2045 & 2055 Lafayette Street (5)	5.93%	Feb 6, 2017	62,003	62,563
34551 Ardenwood Boulevard 1-4 (5)	5.95%	Nov 11, 2016	50,910	51,339
1100 Space Park Drive (5)	5.89%	Dec 11, 2016	50,861	51,295
600 West Seventh Street	5.80%	Mar 15, 2016	46,926	47,825
150 South First Street (5)	6.30%	Feb 6, 2017	48,902	49,316
2334 Lundy Place (5)	5.96%	Nov 11, 2016	37,029	37,340
8025 North Interstate 35	4.09%	Mar 6, 2016	5,924	6,057
731 East Trade Street	8.22%	Jul 1, 2020	3,650	3,836
Unamortized net premiums			511	582
Total mortgage loans, including premiums			374,307	378,818
Total indebtedness			$4,968,826	$4,673,127
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

(2)	Balances as of June 30, 2015 and December 31, 2014 are as follows (balances, in thousands):

Denomination of Draw	Balance as of June 30, 2015		Weighted-average interest rate	Balance as of December 31, 2014		Weighted-average interest rate
Floating Rate Borrowing (a)
U.S. dollar ($)	$115,000		1.29%	$90,000		1.27%
British pound sterling (£)	124,125	(c)	1.62%	132,716	(d)	1.61%
Euro (€)	214,245	(c)	1.04%	58,071	(d)	1.13%
Australian dollar (AUD)	86,396	(c)	3.14%	72,676	(d)	3.74%
Hong Kong dollar (HKD)	88,075	(c)	1.34%	79,336	(d)	1.34%
Japanese yen (JPY)	13,877	(c)	1.16%	13,201	(d)	1.17%
Singapore dollar (SGD)	53,067	(c)	1.85%	6,565	(d)	1.64%
Canadian dollar (CAD)	73,228	(c)	2.09%	62,386	(d)	2.39%
Total	$768,013		1.60%	$514,951		1.84%
Base Rate Borrowing (b)
U.S. dollar ($)	$9,000		3.35%	$11,000		3.35%
Total borrowings	$777,013		1.62%	$525,951		1.87%

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

(c)	Based on exchange rates of $1.57 to £1.00, $1.11 to €1.00, $0.77 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY, $0.74 to 1.00 SGD and $0.80 to 1.00 CAD, respectively, as of June 30, 2015.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2015 and 2014

(d)	Based on exchange rates of $1.56 to £1.00, $1.21 to €1.00, $0.82 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY, $0.75 to 1.00 SGD and $0.86 to 1.00 CAD, respectively, as of December 31, 2014.

(3)
Interest rates are based on our current senior unsecured debt ratings and are 120 basis points over the applicable index for floating rate advances. Two six-month extensions are available, which we may exercise if certain conditions are met.

(4)	Balances as of June 30, 2015 and December 31, 2014 are as follows (balances, in thousands):

Denomination of Draw	Balance as of June 30, 2015		Weighted-average interest rate		Balance as of December 31, 2014		Weighted-average interest rate
U.S. dollar ($)	$410,905		1.38%	(b)	$410,905		1.36%	(d)
Singapore dollar (SGD)	169,593	(a)	1.98%	(b)	172,426	(c)	1.45%	(d)
British pound sterling (£)	189,997	(a)	1.77%		188,365	(c)	1.76%
Euro (€)	110,913	(a)	1.15%		120,375	(c)	1.22%
Australian dollar (AUD)	79,690	(a)	3.34%		84,529	(c)	3.98%
Total	$961,098		1.70%	(b)	$976,600		1.66%	(d)

(a)	Based on exchange rates of $0.74 to 1.00 SGD, $1.57 to £1.00, $1.11 to €1.00 and $0.77 to 1.00 AUD, respectively, as of June 30, 2015.

(b)
As of June 30, 2015, the weighted-average interest rate reflecting interest rate swaps was 1.88% (U.S. dollar), 2.11% (Singapore dollar) and 1.94% (Total). See Note 14 "Derivative Instruments" for further discussion on interest rate swaps.

(c)	Based on exchange rates of $0.75 to 1.00 SGD, $1.56 to £1.00, $1.21 to €1.00 and $0.82 to 1.00 AUD, respectively, as of December 31, 2014.

(d)
As of December 31, 2014, the weighted-average interest rate reflecting interest rate swaps was 1.92% (U.S. dollar), 2.01% (Singapore dollar) and 2.00% (Total). See Note 14 "Derivative Instruments" for further discussion on interest rate swaps.

(5)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.

(6)
We have entered into interest rate swap agreements as a cash flow hedge for interest generated by the U.S. dollar and Singapore dollar tranches of the unsecured term loan. See Note 14 "Derivative Instruments" for further information.

(7)	These unsecured senior notes were repaid in full at maturity.

(8)
On May 26, 2015, the Operating Partnership redeemed the entire outstanding principal amount of its 4.500% Notes due 2015 (2015 Notes), at a redemption price is 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest thereon up to, but excluding, the redemption date.

(9)
On June 23, 2015, the Operating Partnership issued $500.0 million in aggregate principal amount of notes, maturing on July 1, 2022 with an interest rate of 3.950% per annum. The purchase price paid by the initial purchasers was 99.236% of the principal amount.

(10)	Based on exchange rate of $1.57 to £1.00 as of June 30, 2015 and $1.56 to £1.00 as of December 31, 2014.

 Global Revolving Credit Facility
On August 15, 2013, the Operating Partnership refinanced its global revolving credit facility, increasing its total borrowing capacity to $2.0 billion from $1.8 billion. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to $2.55 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on November 3, 2017, with two six-month extension options available. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 110 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling, Swiss franc, Japanese yen and Mexican peso denominations. As of June 30, 2015, interest rates are based on 1-month LIBOR, 1-month GBP LIBOR, 1-month EURIBOR, 1-month BBR, 1-month HIBOR, 1-month JPY LIBOR, 1-month SOR and 1-month CDOR plus a margin of 1.10%. The facility also bore a base borrowing rate of 3.35% (USD) which is based on U.S. Prime Rate plus a margin

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2015 and 2014

of 0.10%. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, to fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of June 30, 2015, we have capitalized approximately $18.0 million of financing costs related to the global revolving credit facility. As of June 30, 2015, approximately $777.0 million was drawn under the global revolving credit facility and $8.1 million of letters of credit were issued.
The global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of June 30, 2015, we were in compliance with all of such covenants.
Unsecured Term Loan
On August 15, 2013, we refinanced the senior unsecured multi-currency term loan facility, increasing its total borrowing capacity to $1.0 billion from $750.0 million. Pursuant to the accordion feature, total commitments can be increased to $1.1 billion, subject to the receipt of lender commitments and other conditions precedent. The facility matures on April 16, 2017, with two six-month extension options available. Interest rates are based on our senior unsecured debt ratings and are currently 120 basis points over the applicable index for floating rate advances. Funds may be drawn in U.S., Singapore and Australian dollars, as well as Euro and British pound sterling denominations with the option to add Hong Kong dollars and Japanese yen upon an accordion exercise. Based on exchange rates in effect at June 30, 2015, the balance outstanding is approximately $961.1 million. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under this loan are consistent with our global revolving credit facility and, as of June 30, 2015, we were in compliance with all of such covenants. As of June 30, 2015, we have capitalized approximately $8.4 million of financing costs related to the unsecured term loan.
3.950% Notes due 2022
On June 23, 2015, the Operating Partnership issued $500.0 million in aggregate principal amount of notes, maturing on July 1, 2022 with an interest rate of 3.950% per annum (the 3.950% 2022 Notes). The public offering price was 99.236% of the principal amount. The 3.950% 2022 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. Interest on the 3.950% 2022 Notes is payable on January 1 and July 1 of each year, beginning on January 1, 2016. The net proceeds from the offering after deducting the original issue discount of approximately $3.8 million and underwriting commissions and expenses of approximately $4.4 million was approximately $491.8 million. The Operating Partnership will use the net proceeds from the offering of the 3.950% 2022 Notes to fund certain eligible green projects, including the development and redevelopment of such projects. Pending such uses, the Operating Partnership temporarily repaid borrowings under its global revolving credit facility. The 3.950% 2022 Notes have been reflected net of discount in the condensed consolidated balance sheet. The indenture governing the 3.950% 2022 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At June 30, 2015, we were in compliance with each of these financial covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2015 and 2014

The table below summarizes our debt maturities and principal payments as of June 30, 2015 (in thousands):

	Global Revolving Credit Facility(1)	Unsecured Term Loan (1)	Prudential Shelf Facility	Senior Notes	Mortgage Loans	Total Debt
Remainder of 2015	$—	$—	$—	$—	$71,052	$71,052
2016	—	—	25,000	—	191,979	216,979
2017	777,013	961,098	50,000	—	108,395	1,896,506
2018	—	—	—	—	593	593
2019	—	—	—	—	644	644
Thereafter	—	—	—	2,799,840	1,133	2,800,973
Subtotal	$777,013	$961,098	$75,000	$2,799,840	$373,796	$4,986,747
Unamortized discount	—	—	—	(18,432)	—	(18,432)
Unamortized premium	—	—	—	—	511	511
Total	$777,013	$961,098	$75,000	$2,781,408	$374,307	$4,968,826

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2015 and 2014

8. Income per Share
The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income available to common stockholders	$117,055	$41,510	$218,783	$75,696
Weighted average shares outstanding—basic	135,810,060	133,802,622	135,757,584	131,183,857
Potentially dilutive common shares:
Stock options	30,601	45,278	31,402	43,023
Unvested incentive units	68,371	74,345	55,742	65,847
Market performance-based awards	589,972	55,640	416,267	27,820
Weighted average shares outstanding—diluted	136,499,004	133,977,885	136,260,995	131,320,547
Income per share:
Basic	$0.86	$0.31	$1.61	$0.58
Diluted	$0.86	$0.31	$1.61	$0.58
We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	2,757,466	2,812,716	2,730,120	2,710,262
Potentially dilutive 2029 Debentures	—	1,121,910	—	3,948,379
Potentially dilutive Series E Cumulative Redeemable Preferred Stock	4,360,736	5,060,744	4,376,813	5,367,507
Potentially dilutive Series F Cumulative Redeemable Preferred Stock	2,765,569	3,209,512	2,775,765	3,404,060
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	3,781,463	4,388,483	3,795,404	4,654,496
Potentially dilutive Series H Cumulative Redeemable Preferred Stock	5,541,340	6,437,332	5,561,769	3,449,841
	19,206,574	23,030,697	19,239,871	23,534,545

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2015 and 2014

9. Income per Unit
The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income available to common unitholders	$119,432	$42,383	$223,186	$77,262
Weighted average units outstanding—basic	138,567,526	136,615,338	138,487,704	133,894,119
Potentially dilutive common units:
Stock options	30,601	45,278	31,402	43,023
Unvested incentive units	68,371	74,345	55,742	65,847
Market performance-based awards	589,972	55,640	416,267	27,820
Weighted average units outstanding—diluted	139,256,470	136,790,601	138,991,115	134,030,809
Income per unit:
Basic	$0.86	$0.31	$1.61	$0.58
Diluted	$0.86	$0.31	$1.61	$0.58
We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Potentially dilutive 2029 Debentures	—	1,121,910	—	3,948,379
Potentially dilutive Series E Cumulative Redeemable Preferred Units	4,360,736	5,060,744	4,376,813	5,367,507
Potentially dilutive Series F Cumulative Redeemable Preferred Units	2,765,569	3,209,512	2,775,765	3,404,060
Potentially dilutive Series G Cumulative Redeemable Preferred Units	3,781,463	4,388,483	3,795,404	4,654,496
Potentially dilutive Series H Cumulative Redeemable Preferred Units	5,541,340	6,437,332	5,561,769	3,449,841
	16,449,108	20,217,981	16,509,751	20,824,283

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2015 and 2014

10. Income Taxes
Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on earnings distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2015. As such, no provision for federal income taxes has been included in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014.
The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying condensed consolidated financial statements.
We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the three and six months ended June 30, 2015 and 2014.
For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in the income statement. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the three and six months ended June 30, 2015 and 2014. As of June 30, 2015, we had deferred tax liabilities, net of deferred tax assets, of approximately $139.4 million primarily related to our foreign properties. The majority of our net deferred tax liability relates to differences between tax basis and book basis of the assets acquired in the Sentrum Portfolio acquisition during 2012.
11. Equity and Accumulated Other Comprehensive Income, Net
(a) Equity Distribution Agreements
Digital Realty Trust, Inc. entered into equity distribution agreements in June 2011, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Cumulatively through June 30, 2015, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the six months ended June 30, 2015 and 2014. As of June 30, 2015, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

(b) Noncontrolling Interests in Operating Partnership
Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interests in the Operating Partnership as of June 30, 2015 and December 31, 2014:

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2015 and 2014

	June 30, 2015		December 31, 2014
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	135,832,492	97.9%	135,626,255	97.8%
Noncontrolling interests consist of:
Common units held by third parties	1,425,314	1.0	1,463,814	1.1
Incentive units held by employees and directors (see Note 13)	1,505,666	1.1	1,549,847	1.1
	138,763,472	100.0%	138,639,916	100.0%
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
The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $182.8 million and $179.0 million based on the closing market price of Digital Realty Trust, Inc. common stock on June 30, 2015 and December 31, 2014, respectively.
The following table shows activity for the noncontrolling interests in the Operating Partnership for the six months ended June 30, 2015:

	Common Units	Incentive Units	Total
As of December 31, 2014	1,463,814	1,549,847	3,013,661
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(38,500)	—	(38,500)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(76,087)	(76,087)
Cancellation of incentive units held by employees and directors	—	(15,150)	(15,150)
Grant of incentive units to employees and directors	—	47,056	47,056
As of June 30, 2015	1,425,314	1,505,666	2,930,980

(1)
This redemption was recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet of Digital Realty Trust, Inc.

(c) Dividends
We have declared and paid the following dividends on our common and preferred stock for the six months ended June 30, 2015 (in thousands, except per share data):

Date dividend declared	Dividend payment date	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series H Preferred Stock	Common Stock
February 25, 2015	March 31, 2015	$5,031	$3,023	$3,672	$6,730	$115,419
May 12, 2015	June 30, 2015	5,031	3,023	3,672	6,730	115,458
		$10,062	$6,046	$7,344	$13,460	$230,877

Annual rate of dividend per share		$1.750	$1.656	$1.469	$1.844	$3.400

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2015 and 2014

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
(d) Accumulated Other Comprehensive Income, Net
The accumulated balances for each item within other comprehensive income, net are as follows (in thousands):

	Foreign currency translation adjustments		Cash flow hedge adjustments	Accumulated other comprehensive income (loss), net
Balance as of December 31, 2014	$(39,567)		$(5,479)	$(45,046)
Net current period change	(21,947)	(1)	(1,804)	(23,751)
Reclassification to interest expense from interest rate swaps	—		1,473	1,473
Balance as of June 30, 2015	$(61,514)		$(5,810)	$(67,324)

(1) During the first six months of 2015, the U.S. dollar was generally stronger against the other currencies in which we transacted business, primarily the Euro and British pound sterling.

12. Capital and Accumulated Other Comprehensive Income
(a) Allocations of Net Income and Net Losses to Partners
Except for special allocations to holders of profits interest units described below in Note 13 “Incentive Plan—Long-Term Incentive Units,” the Operating Partnership’s net income will generally be allocated to the General Partner to the extent of the accrued preferred return on its preferred units, and then to the General Partner and the Operating Partnership’s limited partners in accordance with the respective percentage interests in the common units issued by the Operating Partnership. Net loss will generally be allocated to the General Partner and the Operating Partnership’s limited partners in accordance with the respective common percentage interests in the Operating Partnership until the limited partner’s capital is reduced to zero and any remaining net loss would be allocated to the General Partner. However, in some cases, losses may be disproportionately allocated to partners who have guaranteed our debt. The allocations described above are subject to special allocations relating to depreciation deductions and to compliance with the provisions of Sections 704(b) and 704(c) of the Code, and the associated Treasury Regulations.
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

The redemption value of the limited partners’ common units and the vested incentive units was approximately $182.8 million and $179.0 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on June 30, 2015 and December 31, 2014, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2015 and 2014

(c) Distributions
All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s board of directors. The Operating Partnership has declared and paid the following distributions on its common and preferred units for the six months ended June 30, 2015 (in thousands, except for per unit data):

Date distribution declared	Distribution payment date	Series E Preferred Units	Series F Preferred Units	Series G Preferred Units	Series H Preferred Units	Common Units
February 25, 2015	March 31, 2015	$5,031	$3,023	$3,672	$6,730	$117,896
May 12, 2015	June 30, 2015	5,031	3,023	3,672	6,730	117,938
		$10,062	$6,046	$7,344	$13,460	$235,834

Annual rate of distribution per unit		$1.750	$1.656	$1.469	$1.844	$3.400

(d) Accumulated Other Comprehensive Income
The accumulated balances for each item within other comprehensive income are as follows (in thousands):

	Foreign currency translation adjustments		Cash flow hedge adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2014	$(42,138)		$(6,295)	$(48,433)
Net current period change	(22,375)	(1)	(1,840)	(24,215)
Reclassification to interest expense from interest rate swaps	—		1,503	1,503
Balance as of June 30, 2015	$(64,513)		$(6,632)	$(71,145)

(1) During the first six months of 2015, the U.S. dollar was generally stronger against the other currencies in which we transacted business, primarily the Euro and British pound sterling.

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
June 30, 2015 and 2014

approval. The material features of the 2014 Incentive Award Plan are described in our definitive Proxy Statement filed on March 19, 2014 in connection with the 2014 Annual Meeting, which description is incorporated herein by reference.
As of June 30, 2015, 4,683,490 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the 2014 Incentive Award Plan. Each long-term incentive unit and Class D Unit issued under the 2014 Incentive Award Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2014 Incentive Award Plan and the individual award limits set forth therein.
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

Below is a summary of our long-term incentive unit activity for the six months ended June 30, 2015.

Unvested Long-term Incentive Units	Units	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	314,415	$59.34
Granted	47,056	64.81
Vested	(157,300)	60.25
Cancelled or expired	(15,150)	58.26
Unvested, end of period	189,021	60.04
The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the grant date, are being expensed on a straight-line basis for service awards over four years, the current vesting period of the long-term incentive units.
The expense recorded for the three months ended June 30, 2015 and 2014 related to long-term incentive units was approximately $1.8 million and $2.0 million, respectively, and approximately $3.1 million and $9.9 million for the six months ended June 30, 2015 and 2014, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.1 million and $0.4 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $1.0 million and $0.9 million for the six months ended June 30, 2015 and 2014, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $7.4 million and $9.3 million as of June 30, 2015 and December 31, 2014, respectively. We expect to recognize this unearned compensation over the next 2.2 years on a weighted-average basis.

(b) Market Performance-Based Awards
During the six months ended June 30, 2015 and 2014, the Compensation Committee of the Board of Directors of the Company approved the grant of market performance-based Class D Units of the Operating Partnership and market performance-based restricted stock units, or RSUs, covering shares of the Company’s common stock (collectively, the “awards”), under the Amended and Restated 2004 Incentive Award Plan and 2014 Incentive Plan, respectively, to officers and employees of the Company.
The awards, which were determined to contain a market condition, utilize total shareholder return, or TSR, over a three-year measurement period as the market performance metric. Awards will vest based on the Company’s TSR relative to the MSCI US REIT Index, or RMS, over a three-year market performance period, or the Market Performance Period, commencing in January 2014 or January 2015, as applicable (or, if earlier, ending on the date on which a change in control of the Company occurs), subject to continued services. Vesting with respect to the market condition is measured based on the difference between the Company’s TSR percentage and the TSR percentage of the RMS, or the RMS Relative Market Performance. In the event that

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2015 and 2014

the RMS Relative Market Performance during the Market Performance Period is achieved at the “threshold,” “target” or “high” level as set forth below, the awards will become vested as to the market condition with respect to the percentage of Class D units or RSUs, as applicable, set forth below:

Level	RMS Relative Market Performance (2014 Awards)	RMS Relative Market Performance (2015 Awards)	Market Performance Vesting Percentage
Below Threshold Level	< 0 basis points	< -300 basis points	0%
Threshold Level	0 basis points	-300 basis points	25%
Target Level	325 basis points	100 basis points	50%
High Level	> 650 basis points	> 500 basis points	100%
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
The fair values of the 2014 awards and 2015 awards were measured using a Monte Carlo simulation to estimate the probability of the market vesting condition being satisfied. The Company’s achievement of the market vesting condition is contingent on its TSR over a three-year market performance period, relative to the total shareholder return of the RMS. The Monte Carlo simulation is a probabilistic technique based on the underlying theory of the Black-Scholes formula, which was run for 100,000 trials to determine the fair value of the awards. For each trial, the payoff to an award is calculated at the settlement date and is then discounted to the grant date at a risk-free interest rate. The total expected value of the awards on the grant date was determined by multiplying the average value per award over all trials by the number of awards granted. Assumptions used in the 2014 valuation include expected stock price volatility of 33 percent and a risk-free interest rate of 0.67 percent. Assumptions used in the 2015 valuation include expected stock price volatility of 24 percent and a risk-free interest rate of 1.00 percent. The valuations were performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium.
As of June 30, 2015, 1,148,991 Class D Units and 368,878 market performance-based RSUs had been awarded to our executive officers and other employees. The number of units granted reflects the maximum number of Class D units or market performance-based RSUs, as applicable, which will become vested assuming the achievement of the highest level of RMS Relative Market Performance under the awards and, in the case of the Class D units, also includes dividend equivalent units. The fair value of these awards of approximately $34.3 million will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years. The unearned compensation as of June 30, 2015 and December 31, 2014 was $21.7 million and $9.5 million, respectively, net of cancellations. As of June 30, 2015, none of the above awards had vested. We recognized compensation expense related to these awards of approximately $2.1 million and $1.0 million in the three months ended June 30, 2015 and 2014, respectively, and approximately $3.3 million and $1.4 million in the six months ended June 30, 2015 and 2014, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.6 million and $0.4 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $1.0 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively. If the market conditions are not met, at the end of the applicable performance periods, the unamortized amount will be recognized as an expense at that time.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2015 and 2014

(c) Stock Options
The following table summarizes the Amended and Restated 2004 Incentive Award Plan’s stock option activity for the six-month period ended June 30, 2015:

	Period Ended June 30, 2015
	Shares	Weighted average exercise price
Options outstanding, beginning of period	80,933	$37.25
Exercised	(11,961)	41.19
Options outstanding, end of period	68,972	$36.57
Exercisable, end of period	68,972	$36.57
The following table summarizes information about stock options outstanding and exercisable as of June 30, 2015:

Options outstanding and exercisable
Exercise price	Number outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Aggregate intrinsic value
$20.37	15,000	0.36	20.37	$694,650
$33.18-41.73	53,972	1.80	41.07	1,382,298
Total / Weighted-average	68,972	1.49	$36.57	$2,076,948

(d) Restricted Stock
Below is a summary of our restricted stock activity for the six months ended June 30, 2015.

Unvested Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	300,502	$57.10
Granted	101,227	66.72
Vested	(88,869)	59.45
Cancelled or expired	(19,742)	58.99
Unvested, end of period	293,118	60.91
The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the grant date, are being expensed on a straight-line basis for service awards over the vesting period of the restricted stock, which ranges from three to four years.
The expense recorded for the three months ended June 30, 2015 and 2014 related to grants of restricted stock was approximately $0.7 million and $0.6 million, respectively, and approximately $1.2 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.8 million and $0.8 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $1.5 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $13.5 million and $10.4 million as of June 30, 2015 and December 31, 2014, respectively. We expect to recognize this unearned compensation over the next 2.8 years on a weighted-average basis.

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
June 30, 2015 and 2014

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2015 or December 31, 2014.
As of June 30, 2015 and December 31, 2014, we had the following outstanding interest rate derivatives that were designated as effective cash flow hedges of interest rate risk (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of June 30, 2015		As of December 31, 2014		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of June 30, 2015	As of December 31, 2014
Currently-paying contracts
$335,905	(1)	$410,905	(1)	Swap	0.717	Various	Various	$(999)	$(241)
140,647	(2)	142,965	(2)	Swap	0.925	July 17, 2012	April 18, 2017	884	669
476,552		553,870						(115)	428
Forward-starting contracts
—	(3)	150,000		Forward-starting Swap	2.091	July 15, 2014	July 15, 2019	—	(2,837)
Total
$476,552		$703,870						$(115)	$(2,409)

(1)	Represents the U.S. dollar tranche of the unsecured term loan.

(2)
Represents a portion of the Singapore dollar tranche of the unsecured term loan. Translation to U.S. dollars is based on exchange rate of $0.74 to 1.00 SGD as of June 30, 2015 and $0.75 to 1.00 SGD as of December 31, 2014.

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

As of June 30, 2015, we estimate that an additional $2.3 million will be reclassified as an increase to interest expense during the twelve months ended June 30, 2016, when the hedged forecasted transactions impact earnings.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2015 and 2014

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
The Company’s disclosures of estimated fair value of financial instruments at June 30, 2015 and December 31, 2014 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.
The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, accrued dividends and distributions, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. As described in Note 14 "Derivative Instruments", the interest rate swaps are recorded at fair value.
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
As of June 30, 2015 and December 31, 2014, the aggregate estimated fair value and carrying value of our global revolving credit facility, unsecured term loan, unsecured senior notes and mortgage loans were as follows (in thousands):

	Categorization under the fair value hierarchy	As of June 30, 2015		As of December 31, 2014
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Global revolving credit facility (1)	Level 2	$777,013	$777,013	$525,951	$525,951
Unsecured term loan (2)	Level 2	961,098	961,098	976,600	976,600
Unsecured senior notes (3)(4)	Level 2	3,002,157	2,856,408	2,968,073	2,791,758
Mortgage loans (3)	Level 2	391,893	374,307	399,569	378,818
		$5,132,161	$4,968,826	$4,870,193	$4,673,127

(1)	The carrying value of our global revolving credit facility approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

(2)	The carrying value of our unsecured term loan approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

(3)
Valuations for our unsecured senior notes and mortgage loans are determined based on the expected future payments discounted at risk-adjusted rates. The 2015 Notes, 2020 Notes, 2021 Notes, 3.950% 2022 Notes, 3.625% 2022 Notes, 2023 Notes and 2025 Notes are valued based on quoted market prices.

(4)
The carrying value of the 2015 Notes, 2020 Notes, 2021 Notes, 3.625% 2022 Notes, 3.950% 2022 Notes, 2023 Notes and 2025 Notes are net of discount of $18,432 and $15,632 in the aggregate as of June 30, 2015 and December 31, 2014, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2015 and 2014

16. Commitments and Contingencies
(a) Contingent liabilities
As part of the acquisition of 29A International Business Park, an asset acquisition in 2010, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined in the agreements for the acquisition. As of December 31, 2014, certain leases executed subsequent to the acquisition caused an amount to become probable of payment and therefore approximately $12.4 million had been accrued in accounts payable and accrued liabilities and capitalized to buildings and improvements in the condensed consolidated balance sheet as of December 31, 2014 and an earnout payment was made during the three months ended June 30, 2015 in the amount of $17.5 million SGD (or approximately $13.0 million based on the exchange rate on the date of payment). As of June 30, 2015, $12.4 million had been accrued and capitalized for an additional earnout payment. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $37.1 million based on the exchange rate as of June 30, 2015). The earnout contingency expires in November 2020.
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
As part of the acquisition of the Sentrum Portfolio in July 2012, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of contingent consideration was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). We have adjusted the contingent consideration to fair value at each reporting date with changes in fair value recognized in operating income. During the six months ended June 30, 2015, we reduced the fair value by approximately £30.3 million. The adjustment was the result of an evaluation by management that no additional leases would be executed for vacant space by July 11, 2015, the contingency expiration date. At June 30, 2015, the fair value of the contingent consideration for the Sentrum Portfolio was £1.4 million (or approximately $2.1 million based on the exchange rate as of June 30, 2015) and is currently accrued in accounts payable and other accrued expenses in the condensed consolidated balance sheet. The final payment is expected to be made by the end of 2015. We made earnout payments of approximately £3.4 million (or approximately $5.7 million based on the exchange rates as of the date of each payment) during the six months ended June 30, 2014. We made no earnout payments during the six months ended June 30, 2015. The change in fair value of contingent consideration for Sentrum was recorded as an increase to operating expense of approximately $0 and $0.8 million for the three months ended June 30, 2015 and 2014, respectively. The change in fair value of contingent consideration for Sentrum was recorded as a reduction to operating expense of approximately $43.0 million and $2.6 million for the six months ended June 30, 2015 and 2014, respectively.
(b) Construction Commitments
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At June 30, 2015, we had open commitments related to construction contracts of approximately $113.4 million.
(c) Legal Proceedings
Although the Company is involved in legal proceedings arising in the ordinary course of business, as of June 30, 2015, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2015 and 2014

17. Subsequent Events
On July 13, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Telx Holdings, Inc. (“Telx”), and BSR LLC, as representative of the sellers, pursuant to which the Company agreed to acquire 100% of Telx for approximately $1.886 billion in cash, excluding transaction related expenses, subject to customary closing adjustments (the “Telx Acquisition”). The Merger Agreement contains customary representations and warranties as well as covenants by each of the parties. The Telx Acquisition is expected to close later this year, subject to the satisfaction of closing conditions, including among others the continuing accuracy of representations and warranties and compliance with covenants and agreements in the Merger Agreement.
On July 13, 2015, in connection with the execution of the Merger Agreement, the Company entered into a commitment letter, pursuant to which the initial commitment parties agreed to provide a senior unsecured bridge loan facility in the original principal amount of $1.85 billion to fund the Telx Acquisition.
On July 14, 2015, the Company commenced an underwritten public offering of 10,500,000 shares of its common stock, all of which were offered in connection with forward sale agreements the Company entered into with certain financial institutions acting as forward purchasers (the “Forward Equity Sale”). Each of the three forward purchasers borrowed and sold approximately 3,500,000 shares of the Company’s common stock in the public offering. Pursuant to the terms of the forward sale agreements, and subject to its right to elect cash or net share settlement, the Company intends to sell, upon physical settlement of such forward sale agreements, an aggregate of 10,500,000 shares of its common stock to the forward purchasers. In addition, the Company granted the underwriters a 30-day option to purchase an additional 1,575,000 shares of its common stock to cover overallotments, if any.
The Company did not receive any proceeds from the sale of its common stock by the forward purchasers. Assuming full physical settlement of the forward sale agreements (by the delivery of shares of the Company’s common stock) at the initial forward sale price of $65.28 per share and that the underwriters have not exercised their option to purchase additional shares, the Company expects to receive net proceeds of approximately $686.4 million (after deducting fees and net estimated expenses related to the forward sale agreements and the offering), subject to certain adjustments pursuant to the forward sale agreements, upon settlement of the forward sale agreements, which settlement the Company expects will occur prior to or concurrently with the consummation of the Telx Acquisition. The Company intends to use the net proceeds from the Forward Equity Sale to fund a portion of the Telx Acquisition.
On July 22, 2015, the Company entered into a settlement agreement with former Chief Executive Officer Michael Foust, pursuant to which the parties acknowledged the cancellation of 127,644 profits interest units in the Operating Partnership held by Mr. Foust, and the Company agreed to pay Mr. Foust $8.0 million in full satisfaction of any and all amounts owing to Mr. Foust as a result of his employment with the Company and the termination thereof. In connection with the settlement, Mr. Foust and the Company agreed to dismiss with prejudice the litigation between the parties relating to Mr. Foust’s employment and termination of employment, and each party released claims against the other party. The Company previously recorded an expense of approximately $12.7 million in connection with Mr. Foust’s severance payments and expects to reverse the excess expense of approximately $4.7 million in the three months ending September 30, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, expected use of proceeds from our equity distribution program and other securities offerings, expected use of borrowings under our credit facility, portfolio performance, leverage policy, acquisition and capital expenditure plans, capital recycling program, returns on invested capital, supply and demand for data center space, capitalization rates, rents to be received in future periods and expected rental rates on new or renewed data center space, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described or that they will happen at all. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the impact of current global economic, credit and market conditions; current local economic conditions in our metropolitan areas; decreases in information technology spending, including as a result of economic slowdowns or recession; adverse economic or real estate developments in our industry or the industry sectors that we sell to (including risks relating to decreasing real estate valuations and impairment charges); our dependence upon significant tenants; bankruptcy or insolvency of a major tenant or a significant number of smaller tenants; defaults on or non-renewal of leases by tenants; our failure to obtain necessary debt and equity financing; risks associated with using debt to fund our business activities, including re-financing and interest rate risks, our failure to repay debt when due, adverse changes in our credit ratings or our breach of covenants or other terms contained in our loan facilities and agreements; financial market fluctuations; changes in foreign currency exchange rates; our inability to manage our growth effectively; difficulty acquiring or operating properties in foreign jurisdictions; the suitability of our properties and data center infrastructure, delays or disruptions in connectivity, failure of our physical infrastructure or services or availability of power; the occurrence of any event, change or other circumstance that would compromise our ability to complete the Telx Acquisition within the expect timeframe or at all; our failure to successfully integrate and operate acquired or developed properties or businesses, including Telx; risks related to joint venture investments, including as a result of our lack of control of such investments; delays or unexpected costs in development of properties; decreased rental rates, increased operating costs or increased vacancy rates; increased competition or available supply of data center space; our inability to successfully develop and lease new properties and development space; difficulties in identifying properties to acquire and completing acquisitions; our inability to acquire off-market properties; our inability to comply with the rules and regulations applicable to reporting companies; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT for federal income tax purposes; possible adverse changes to tax laws; restrictions on our ability to engage in certain business activities; environmental uncertainties and risks related to natural disasters; losses in excess of our insurance coverage; changes in foreign laws and regulations, including those related to taxation and real estate ownership and operation; and changes in local, state and federal regulatory requirements, including changes in real estate and zoning laws and increases in real property tax rates.
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
Business and strategy. Our primary business objectives are to maximize: (i) sustainable long-term growth in earnings and funds from operations per share and unit, (ii) cash flow and returns to our stockholders and our operating partnership’s unitholders through the payment of distributions and (iii) return on invested capital. We expect to achieve our objectives by focusing on our core business of investing in and developing technology-related real estate. A significant component of our current and future internal growth is anticipated through the development of our existing space held for development and acquisition of new properties. We target high quality, strategically located properties containing applications and operations critical to the day-to-day operations of corporate enterprise data center and technology industry tenants and properties that may be developed for such use. Most of our properties contain fully redundant electrical supply systems, multiple power feeds, above-standard cooling systems, raised floor areas, extensive in-building communications cabling and high-level security systems. We focus solely on technology-related real estate because we believe that the growth in corporate data center adoption and the technology-related real estate industry generally will continue to be superior to that of the overall economy.
As of June 30, 2015, we owned an aggregate of 132 properties, including eight properties held-for-sale and 14 properties held as investments in unconsolidated joint ventures, with approximately 24.2 million rentable square feet including approximately 1.2 million square feet of space under active development and approximately 1.3 million square feet of space held for future development. The 14 properties held as investments in unconsolidated joint ventures have an aggregate of approximately 1.9 million rentable square feet. The 14 parcels of developable land we own comprised approximately 167 acres. At June 30, 2015, approximately 1.2 million square feet was under construction for Turn-Key Flex®, Powered Base Building® and Custom Solutions products, all of which are expected to be income producing on or after completion, in three U.S. domestic metropolitan areas, two European metropolitan areas, one Canadian metropolitan area, one Australian metropolitan area and one Singapore metropolitan area, consisting of approximately 0.7 million square feet of base building construction and 0.5 million square feet of data center construction.
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
We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to Digital Realty Trust, Inc.’s common stock and preferred stock. We currently intend to limit our indebtedness to 60% of our total enterprise value and, based on the closing price of Digital Realty Trust, Inc. common stock on June 30, 2015 of $66.68, our ratio of debt to total enterprise value was approximately 33%. Our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our company’s incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc. common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

Revenue base. As of June 30, 2015, we owned 132 properties through our operating partnership, including 14 properties held as investments in unconsolidated joint ventures and developable land. These properties are mainly located throughout the U.S., with 23 properties located in Europe, three properties in Australia, three properties in Asia and two properties in Canada. We, through our predecessor, acquired our first portfolio property in January 2002 and have added properties through acquisition and development activities as follows:

Year Ended December 31:	Operating Properties Acquired (1)		Net Rentable Square Feet(2)	Square Feet of Space Under Active Development as of June 30, 2015 (3)	Square Feet of Space Held for Future Development as of June 30, 2015 (4)
2002	4		1,093,250	—	46,530
2003	5	(5)	1,005,855	—	—
2004	10	(5)	2,375,410	—	108,445
2005	19	(5)	2,822,831	—	145,122
2006	18	(5)	2,851,131	—	30,926
2007	13	(5)(6)	1,742,398	—	84,268
2008	5		463,560	—	187,344
2009	8	(7)(9)(10)	1,659,684	216,386	13,574
2010	15		2,515,494	10,086	97,026
2011	11	(8)	1,474,207	480,804	82,169
2012	15		2,657,990	174,597	337,376
2013	8		1,091,521	92,426	138,785
2014	—		—	—	—
2015	1		—	177,000	—
Operating properties owned as of June 30, 2015	132		21,753,331	1,151,299	1,271,565

(1)
Excludes properties sold: 833 Chestnut Street (April 2015), 3300 East Birch Street (March 2015), 100 Quannapowitt (February 2015), 6 Braham Street (April 2014), 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). In addition, also excludes 701 & 717 Leonard Street, a parking garage located adjacent to our internet gateway data center located at 2323 Bryan Street and not considered a separate property. Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006. Excludes 13 developable land parcels. Includes 12 properties held in our managed portfolio of unconsolidated joint ventures consisting of 4650 Old Ironsides Drive (Silicon Valley), 2950 Zanker Road (Silicon Valley), 4700 Old Ironsides Drive (Silicon Valley), 444 Toyama Drive (Silicon Valley), 43790 Devin Shafron Drive (Northern Virginia), 21551 Beaumeade Circle (Northern Virginia), 7505 Mason King Court (Northern Virginia), 14901 FAA Boulevard (Dallas), 900 Dorothy Drive (Dallas), 636 Pierce Street (New York Metro), 43915 Devin Shafron Drive (Northern Virginia) and 33 Chun Choi Street (Hong Kong); and two properties held in our non-managed unconsolidated joint ventures consisting of 2001 Sixth Avenue (Seattle) and 2020 Fifth Avenue (Seattle).

(2)
Current net rentable square feet as of June 30, 2015, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes tenants’ proportional share of common areas but excludes space held for development.

(3)	Space under active development includes current base building and data center projects in progress.

(4)	Space held for future development includes space held for future data center development, and excludes space under active development.

(5)	As of June 30, 2015, there were eight properties held for sale; one was acquired in 2003, two in 2004, two in 2005, one in 2006 and two in 2007.

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

As of June 30, 2015, the properties in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, were approximately 93.5% leased excluding approximately 1.2 million square feet of space under active development and approximately 1.3 million square feet of space held for future development. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of June 30, 2015, our average lease term at signing is approximately 12.0 years, with an average of approximately 6.3 years remaining. Our scheduled lease expirations through December 31, 2016 are 10.0% of rentable square feet excluding month-to-month leases, space under active development and space held for future development as of June 30, 2015.
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
On April 30, 2015, the operating partnership sold the 833 Chestnut Street property for approximately $161 million. The transaction after costs and buyer credits resulted in net proceeds of approximately $159 million, including a $9 million note receivable, and a net gain of approximately $77 million. The property was identified as held for sale as of March 31, 2015. 833 Chestnut Street was not a significant component of our U.S. portfolio nor does the sale represent a significant shift in our strategy.

Factors Which May Influence Future Results of Operations
Global market and economic conditions. United States and international market and economic conditions in recent years have been unprecedented and challenging with tighter credit conditions and slower economic growth in many metropolitan areas in which we own properties and conduct our operations. The U.S. and global economies have experienced a recession and face continued concerns about the systemic impact of adverse economic conditions, such as high energy costs, geopolitical issues, the availability and cost of credit, unstable global financial and mortgage markets, high corporate, consumer and governmental debt levels, ongoing sovereign debt and economic issues in European countries, and high unemployment. The European debt crisis has raised concerns regarding the debt burden of certain countries using the euro as their currency and their ability to meet future financial obligations. While recent economic trends across the eurozone have been largely positive, concerns remain regarding the creditworthiness of certain European countries, which could lead to the re-introduction of individual currencies in one or more Eurozone countries. These potential developments, or market perceptions concerning these and related issues, could adversely affect our leasing and financing activities, rents we receive, potential acquisitions and development projects in Europe.
As a result of these conditions, general economic conditions and the cost and availability of capital have been and may again be adversely affected in some or all of the metropolitan areas in which we own properties and conduct our operations. Renewed or increased turbulence in the U.S., European, Asia Pacific and other international financial markets and economies may adversely affect our ability, and the ability of our tenants, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our tenants’, financial condition and results of operations.
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
Foreign currency exchange risk. For the six months ended June 30, 2015 and 2014, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Swiss franc, Australian dollar, Singapore dollar, Canadian dollar, Hong Kong dollar and the Japanese yen. Our primary currency exposures are to the British pound sterling, the Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.
Rental income. The amount of rental income generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding approximately 1.2 million square feet of space under active development and approximately 1.3 million square feet of space held for future development as of June 30, 2015, the occupancy rate of the properties in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, was approximately 93.5% of our net rentable square feet.
As of June 30, 2015, we had over 650 tenants in our portfolio, including the 12 properties held in our managed portfolio of unconsolidated joint ventures. As of June 30, 2015, approximately 90% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.
The amount of rental income generated by us also depends on maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and market rates for data center space. Included in our approximately 20.3 million net rentable square feet, excluding space under active development and space held for future development and 14 properties held as investments in unconsolidated joint ventures, at June 30, 2015 is approximately 0.5 million square feet of data center space with extensive installed tenant improvements available for lease. Since our IPO, we have leased approximately 4.4 million square feet of similar space, including Turn-Key Flex® space. Our Turn-Key Flex® product is an effective solution for tenants who prefer to utilize a partner with the expertise or capital budget to provide extensive data center infrastructure and security. Our expertise in data center construction and operations enables us to lease space to these tenants at a premium over other uses. In addition, as of June 30, 2015, we had approximately 1.2 million square feet of space under active development and approximately 1.3 million square feet of space held for future development, or approximately 11% of the total rentable space in our portfolio, including one vacant property comprising approximately 0.1 million square feet and the 14 properties held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop space and lease development space at favorable rates, which we may not be able to obtain. Development space requires significant capital investment in order to develop data center facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for development space. We may purchase additional vacant properties and properties with vacant development space in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”
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
Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 1.4 million square feet of available space in our portfolio, which excludes approximately 1.2 million square feet of space under active development and approximately 1.3 million square feet of space held for future development as of June 30, 2015 and the two properties held as investments in our non-managed unconsolidated joint ventures, leases representing approximately 4.2% and 5.8% of the net rentable square footage of our portfolio are scheduled to expire during the six months ending December 31, 2015 and the year ending December 31, 2016, respectively.

During the six months ended June 30, 2015, we signed new leases totaling approximately 0.4 million square feet of space and renewal leases totaling approximately 0.7 million square feet of space. The following table summarizes our leasing activity in the six months ended June 30, 2015:

	Rentable Square Feet (1)	Expiring Rates (2)	New Rates (2)	Rental Rate Changes	TI’s/Lease Commissions Per Square Foot	Weighted Average Lease Terms (years)
Leasing Activity (3)(4)
Renewals Signed
Turn-Key Flex ®	152,066	$127.85	$128.37	0.4%	$5.49	3.5
Powered Base Building ®	273,838	$18.40	$22.98	24.9%	$3.91	5.7
Colocation	28,857	$186.59	$213.12	14.2%	$5.77	2.1
Non-technical	250,887	$17.56	$18.26	4.0%	$8.40	10.0
New Leases Signed (5)
Turn-Key Flex ®	352,027	—	$142.85	—	$30.87	5.6
Colocation	32,668	—	$230.47	—	$69.02	4.4
Non-technical	10,476	—	$32.13	—	$7.60	5.2
Leasing Activity Summary
Turn-Key Flex ®	477,093	—	$138.48	—	—
Powered Base Building ®	273,838	—	$22.98	—	—
Colocation	61,525	—	$222.33	—	—
Non-technical	261,363	—	$18.82	—	—

(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.

(2)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.

(3)	Excludes short term leases.

(4)	Commencement dates for the leases signed range from 2015 to 2016.

(5)	Includes leases signed for new and re-leased space.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key markets for data center space and, subject to the supply of available data center space in these markets, expect the rental rates we are likely to achieve on any new, re-leased or renewed data center space leases for 2015 expirations on an average aggregate basis will generally be higher than the rates currently being paid for the same space on a GAAP basis and flat on a cash basis. For the six months ended June 30, 2015, rents on renewed space increased by an average of 0.4% on a GAAP basis on our Turn-Key Flex® space compared to the expiring rents and increased by an average of 24.9% on a GAAP basis on our Powered Base Building® space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Metropolitan area concentration. We depend on the market for technology-based real estate in specific geographic regions and significant changes in these regional metropolitan areas can impact our future results. As of June 30, 2015, our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan areas.

Metropolitan Area	Percentage of June 30, 2015 total annualized rent (1)
Northern Virginia	11.5%
London, England	11.3%
Dallas	10.1%
Silicon Valley	9.7%
New York Metro	8.6%
Chicago	7.5%
Phoenix	6.5%
San Francisco	6.1%
Singapore	3.8%
Boston	3.7%
Seattle	3.0%
Los Angeles	3.0%
Paris, France	1.9%
Other	13.3%
Total	100.0%

(1)
Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of June 30, 2015 multiplied by 12. The aggregate amount of abatements for the six months ended June 30, 2015 was approximately $14.0 million.

Operating expenses. Our operating expenses generally consist of utilities, property and ad valorem taxes, property management fees, insurance and site maintenance costs, as well as rental expenses on our ground and building leases. In particular, our buildings require significant power to support the data center operations contained in them. Many of our leases contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. However, we generally are not entitled to reimbursement of property operating expenses, other than utility expense, and real estate taxes under our leases for Turn-Key Flex® facilities. We also incur general and administrative expenses, including expenses relating to our asset management function, as well as significant legal, accounting and other expenses related to corporate governance, SEC reporting and compliance with the various provisions of the Sarbanes-Oxley Act. Increases or decreases in such operating expenses will impact our overall performance. We expect to incur additional operating expenses as we continue to expand.
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
Interest rates. As of June 30, 2015, we had approximately $476.6 million of variable rate debt subject to interest rate swap agreements on certain tranches of our unsecured term loan, along with $777.0 million and $484.5 million of variable rate debt that was outstanding on the global revolving credit facility and the unswapped portion of the unsecured term loan, respectively. The availability of debt and equity capital may decrease as a result of the circumstances described above under “Global market and economic conditions.” The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.
Demand for data center space. Our portfolio of properties consists primarily of technology-related real estate and data center real estate in particular. A decrease in the demand for, or increase in supply of, data center space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. We have invested in building out additional inventory primarily in what we anticipate will be our active major metropolitan areas prior to having executed leases with respect to this space. We believe that demand continues to exceed supply in most metropolitan areas in which we operate, particularly in Dallas, Northern Virginia and Dublin. However, until this inventory is leased up, which will depend on a number of factors, including available data center space in these metropolitan areas, our return on invested capital is negatively impacted. Our development activities make us particularly susceptible to general economic slowdowns, including recessions and the other circumstances described above under “Global market and economic conditions,” as well as adverse developments in the corporate data center, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space. Reduced demand could also result from business relocations, including to metropolitan areas that we do not currently serve. Changes in industry practice or in technology, such as virtualization technology, more efficient computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical data center space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. In addition, demand for data center space in our properties, or the rates at which we lease space, may be adversely impacted either across our portfolio or in specific metropolitan areas as a result of an increase in the number of competitors, or the amount of space being offered in our metropolitan areas and other metropolitan areas by our competitors.

Pending Telx Acquisition. We believe that the Telx Acquisition will provide a number of strategic and financial benefits, including providing us a leading colocation and interconnection platform, a premium connectivity infrastructure and enhanced growth potential in attractive locations. However, there can be no assurance that the Telx Acquisition will be completed on a timely basis or at all. Even if the Telx Acquisition is completed, we may not realize the intended benefits or it may disrupt our plans and operations. In addition, we may be subject to unknown or contingent liabilities related to Telx for which we may have no or limited recourse against the sellers.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Item 1, Note 2 “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and consolidated results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date on the front cover of this report.
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

Recently Issued Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. The guidance is effective in the first quarter of 2016, and early adoption is permitted. We are currently evaluating the potential impact of the adoption of ASU 2015-02 on our consolidated financial statements.
On April 1, 2015, the FASB voted to defer the effective date of ASU No. 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and notes that lease contracts with customers are a scope exception. Public business entities may elect to adopt the amendments as of the original effective date; however, if the proposed deferral is approved, adoption is required for annual reporting periods beginning after December 15, 2017. We are currently assessing the impact of the guidance on our consolidated financial statements.
On April 17, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  Currently, debt issuance costs are recorded as an asset and amortization of these deferred financing costs is recorded in interest expense.  Under the new standard, debt issuance costs will continue to be amortized over the life of the debt instrument and amortization will continue to be recorded in interest expense.  The new standard is effective for us on January 1, 2016 and will be applied on a retrospective basis.  We are currently evaluating ASU 2015-03, and anticipate a change in our presentation only since the standard does not alter the accounting for debt issuance costs.

Results of Operations
The discussion below relates to our financial condition and results of operations for the three and six months ended June 30, 2015 and 2014. A summary of our operating results for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income Statement Data:
Total operating revenues	$420,295	$401,446	$826,904	$792,036
Total operating expenses	(313,242)	(308,993)	(570,533)	(609,576)
Operating income	107,053	92,453	256,371	182,460
Other income (expenses), net	30,944	(31,121)	3,951	(74,411)
Net income	$137,997	$61,332	$260,322	$108,049
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

We acquired the following real estate properties during the six months ended June 30, 2015:

Location	Metropolitan Area	Date Acquired	Amount (in millions) (1)
Deer Park 3 (2)	Melbourne	April 15, 2015	$1.6
3 Loyang Way (3)(4)	Singapore	June 25, 2015	45.0
			$46.6

(1)
Purchase price in U.S. dollars and excludes capitalized closing costs on land acquisitions. Purchase prices for acquisitions outside the United States are based on the exchange rate at the date of acquisition.

(2)	Represents currently vacant land which is not included in our operating property count.

(3)
Represents a development property with an existing shell, which is included in our operating property count. This acquisition lacked key inputs to qualify as a business combination under purchase accounting guidance, and has therefore been accounted for as an asset acquisition, not a business combination.

(4)	Property is subject to a ground lease, which expires in February 2024, with a renewal provision of an additional 28 years upon satisfaction of certain requirements.
Comparison of the Three and Six Months Ended June 30, 2015 to the Three and Six Months Ended June 30, 2014
Portfolio
As of June 30, 2015, our portfolio consisted of 132 properties, including 14 properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 24.2 million rentable square feet including 1.2 million square feet of space under active development and 1.3 million square feet of space held for future development compared to a portfolio consisting of 132 properties, including 13 properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 24.4 million rentable square feet including 1.4 million square feet of space under active development and 1.3 million square feet of space held for future development as of June 30, 2014. The changes in our portfolio reflect the acquisition of one property (in addition, two properties were placed into service in 2015 developed on land parcels which were acquired prior to January 1, 2014) and the sale of three properties during the twelve months ended June 30, 2015.

Revenues
Total operating revenues for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Rental	$330,676	$313,420	$17,256	$649,842	$619,206	$30,636
Tenant reimbursements	87,572	85,687	1,885	173,401	169,308	4,093
Fee income	1,549	1,466	83	3,163	2,649	514
Other	498	873	(375)	498	873	(375)
Total operating revenues	$420,295	$401,446	$18,849	$826,904	$792,036	$34,868
The following table shows revenues for the three and six months ended June 30, 2015 and 2014 for stabilized properties and pre-stabilized properties (all other properties) (in thousands).

	Stabilized			Pre-Stabilized
	Three Months Ended June 30,			Three Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Rental	$196,637	$197,836	$(1,199)	$134,039	$115,584	$18,455
Tenant reimbursements	53,511	54,628	(1,117)	34,061	31,059	3,002
Fee income	871	1,305	(434)	678	161	517
Other	498	—	498	—	873	(873)
Total operating revenues	$251,517	$253,769	$(2,252)	$168,778	$147,677	$21,101

	Stabilized			Pre-stabilized
	Six Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Rental	$390,617	$394,476	$(3,859)	$259,225	$224,730	$34,495
Tenant reimbursements	105,792	109,502	(3,710)	67,609	59,806	7,803
Fee income	1,743	2,077	(334)	1,420	572	848
Other	498	—	498	—	873	(873)
Total operating revenues	$498,650	$506,055	$(7,405)	$328,254	$285,981	$42,273
Stabilized rental revenues and tenant reimbursement revenues decreased for the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily as a result of the British pound sterling and Euro weakening against the U.S. dollar.
Pre-stabilized revenue increases were a result of new leases at our properties during the twelve months ended June 30, 2015, primarily leases of completed development space, the largest of which were for space at 43940 Digital Loudoun Plaza, 29A International Business Park, 44060 Digital Loudoun Plaza, 2121 South Price Road and 850 East Collins offset by certain international properties that were affected by the British pound sterling and Euro weakening against the U.S. dollar.

Operating Expenses and Interest Expense
Operating expenses and interest expense during the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Rental property operating and maintenance	$129,539	$126,796	$2,743	$254,102	$244,692	$9,410
Property taxes	20,900	20,595	305	44,163	42,720	1,443
Insurance	2,154	1,896	258	4,309	4,318	(9)
Change in fair value of contingent consideration	352	766	(414)	(42,682)	(2,637)	(40,045)
Depreciation and amortization	131,524	137,092	(5,568)	260,597	267,712	(7,115)
General and administrative	25,613	20,321	5,292	46,807	50,999	(4,192)
Transactions	3,166	755	2,411	3,259	836	2,423
Other	(6)	772	(778)	(22)	936	(958)
Total operating expenses	$313,242	$308,993	$4,249	$570,533	$609,576	$(39,043)
Interest expense	$46,114	$49,146	$(3,032)	$91,580	$96,520	$(4,940)

The following table shows expenses for the three and six months ended June 30, 2015 and 2014 for stabilized properties and pre-stabilized properties (all other properties) (in thousands).

	Stabilized			Pre-stabilized
	Three Months Ended June 30,			Three Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Rental property operating and maintenance	$74,065	$76,437	$(2,372)	$55,474	$50,359	$5,115
Property taxes	12,399	13,677	(1,278)	8,501	6,918	1,583
Insurance	1,464	1,196	268	690	700	(10)
Change in fair value of contingent consideration	—	—	—	352	766	(414)
Depreciation and amortization	74,715	80,535	(5,820)	56,809	56,557	252
General and administrative (1)	25,613	20,321	5,292	—	—	—
Transactions (2)	—	—	—	3,166	755	2,411
Other	4	144	(140)	(10)	628	(638)
Total operating expenses	$188,260	$192,310	$(4,050)	$124,982	$116,683	$8,299
Interest expense (3)	$26,919	$29,627	$(2,708)	$19,195	$19,519	$(324)

	Stabilized			Pre-stabilized
	Six Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Rental property operating and maintenance	$144,665	$148,700	$(4,035)	$109,437	$95,992	$13,445
Property taxes	27,077	27,750	(673)	17,086	14,970	2,116
Insurance	2,894	2,913	(19)	1,415	1,405	10
Change in fair value of contingent consideration	—	—	—	(42,682)	(2,637)	(40,045)
Depreciation and amortization	149,848	158,035	(8,187)	110,749	109,677	1,072
General and administrative (1)	46,807	50,999	(4,192)	—	—	—
Transactions (2)	—	—	—	3,259	836	2,423
Other	4	287	(283)	(26)	649	(675)
Total operating expenses	$371,295	$388,684	$(17,389)	$199,238	$220,892	$(21,654)
Interest expense (3)	$54,114	$63,288	$(9,174)	$37,466	$33,232	$4,234

(1)	General and administrative expenses are included in stabilized properties as they are not allocable to specific properties.

(2)	Transaction expenses are included entirely in pre-stabilized properties as they are not allocable to stabilized properties.

(3)	Interest expense on our global revolving credit facility and unsecured term loan is recorded on a specific property basis.
Stabilized rental property operating and maintenance expenses decreased approximately $2.4 million and $4.0 million in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 primarily as a result of the British pound sterling and Euro weakening against the U.S. dollar.
Stabilized property taxes decreased by approximately $1.3 million and $0.7 million in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily as a result of successful appeals for taxes at two properties in Texas within the stabilized pool.
Stabilized depreciation and amortization expense decreased approximately $5.8 million and $8.2 million in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, principally because of assets at certain properties being fully amortized during 2014 along with depreciation adjustments made in 2014.

General and administrative expenses increased by approximately $5.3 million in the three months ended June 30, 2015 compared to the same period in 2014 primarily due to the growth of our company, with an increase in headcount from 2014 to 2015, resulting in additional compensation, along with higher professional fees and marketing expenses. General and administrative expenses decreased by approximately $4.2 million in the six months ended June 30, 2015 compared to the same period in 2014 primarily due to the $12.7 million severance related to the departure of our former Chief Executive Officer, Michael Foust, recorded in the six months ended June 30, 2014, partially offset by higher expenses in 2015 due to the growth of our company, with an increase in headcount from 2014 to 2015, resulting in additional compensation, along with higher professional fees and marketing expenses. The severance was determined in accordance with the non-cause termination provisions of Mr. Foust’s existing employment agreement and applicable equity award agreements with the company.
Stabilized interest expense decreased approximately $2.7 million and $9.2 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014 primarily as a result of the redemption of the 2015 Notes, and, for the six months ended June 30, 2015, the redemption of the 2029 Debentures.
Pre-stabilized rental property operating and maintenance expenses increased by approximately $5.1 million and $13.4 million in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 primarily as a result of higher consumption and utility rates in several of our properties along with development projects being placed into service leading to higher utility expense in 2015 along with general maintenance increases from completed inventory.
Pre-stabilized property tax expense increased approximately $1.6 million and $2.1 million in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, principally as a result of reassessed value increases at five properties within the pre-stabilized pool.
Pre-stabilized depreciation and amortization expense increased approximately $0.3 million and $1.1 million in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, principally because of depreciation of development projects that were placed into service in late 2014 and during 2015.

Pre-stabilized interest expense decreased approximately $0.3 million for the three months ended June 30, 2015 as compared to the same period in 2014 primarily as a result of lower average outstanding debt balances due to the paydown of secured term debt in September 2014. Pre-stabilized interest expense increased approximately $4.2 million for the six months ended June 30, 2015 as compared to the same period in 2014 primarily as a result of interest expense on our 2023 Notes, which were issued in April 2014.
Impairment of Investments in Real Estate

We are in the process of identifying certain non-core investment properties we intend to sell as part of our capital recycling strategy. Our capital recycling program is designed to identify non-strategic and underperforming assets that can be sold to generate proceeds that will support the funding of our core investment activity. We expect our capital recycling initiative will likewise have a meaningfully positive impact on overall return on invested capital. During this process, we are evaluating the carrying value of certain investment properties identified for potential sale to ensure the carrying value is recoverable in light of a potentially shorter holding period. As a result of our evaluation, during the year ended December 31, 2014, we recognized $126.5 million of impairment losses on five properties located in the Midwest, Northeast and West regions. As of June 30, 2015, three of these properties met the criteria to be classified as held for sale.

Gain on Sale of Properties
During the six months ended June 30, 2015, we recognized a gain on sale of properties of $94.5 million related to the dispositions of 100 Quannapowitt, which sold for $31.1 million in February 2015, 3300 East Birch Street, which sold for $14.2 million in March 2015 and 833 Chestnut Street, which sold for $161.0 million in April 2015.

Gain on Contribution of Properties to Unconsolidated Joint Ventures
During the six months ended June 30, 2014, we recognized a gain of $1.9 million related to the contribution of one property to our unconsolidated joint venture with the PREI® fund in March 2014. The transaction generated net proceeds of approximately $11.4 million and we retained a 20% interest in the joint venture.

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
Our parent company is a well-known seasoned issuer with an effective shelf registration statement filed on April 20, 2015, which allows our parent company to register an unspecified amount of various classes of equity securities. As circumstances warrant, our parent company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. Any proceeds from such equity issuances would be generally contributed to our operating partnership in exchange for additional equity interests in our operating partnership. Our operating partnership may use the proceeds to acquire additional properties, to fund development opportunities and for general working capital purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities.
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
Digital Realty Trust, Inc. entered into equity distribution agreements in June 2011, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Cumulatively through June 30, 2015, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the six months ended June 30, 2015 and 2014. As of June 30, 2015, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

On January 20, 2015, the operating partnership repaid $50.0 million of 4.57% Series D unsecured notes under the Prudential shelf facility at maturity.
On February 3, 2015, the operating partnership repaid $17.0 million of 4.50% Series F unsecured notes under the Prudential shelf facility at maturity.

On May 26, 2015, the operating partnership redeemed $375.0 million, the entire outstanding principal amount, of its 2015 Notes, at a redemption price of 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest thereon up to, but excluding, the redemption date.

On June 23, 2015, the operating partnership issued $500.0 million in aggregate principal amount of notes, maturing on July 1, 2022 with an interest rate of 3.950% per annum. The public offering price was 99.236% of the principal amount. The 3.950% 2022 Notes are general unsecured senior obligations of the operating partnership, rank equally in right of payment with all other senior unsecured indebtedness of the operating partnership and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. Interest on the 3.950% 2022 Notes is payable on January 1 and July 1 of each year, beginning on January 1, 2016. The net proceeds from the offering after deducting the original issue discount of approximately $3.8 million and underwriting commissions and expenses of approximately $4.4 million was approximately $491.8 million. The operating partnership will use the net proceeds from the offering of the notes to fund certain eligible green projects, including the development and redevelopment of such projects. Pending such uses, the operating partnership temporarily repaid borrowings under its global revolving credit facility.

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

Our parent company has declared and paid the following dividends on its common and preferred stock for the six months ended June 30, 2015 (in thousands, except per share amounts):

Date dividend declared	Dividend payment date	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series H Preferred Stock	Common Stock
February 25, 2015	March 31, 2015	$5,031	$3,023	$3,672	$6,730	$115,419
May 12, 2015	June 30, 2015	5,031	3,023	3,672	6,730	115,458
		$10,062	$6,046	$7,344	$13,460	$230,877

Annual rate of dividend per share		$1.750	$1.656	$1.469	$1.844	$3.400

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
As of June 30, 2015, we had $59.2 million of cash and cash equivalents, excluding $9.4 million of restricted cash. Restricted cash primarily consists of interest-bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements, as well as capital expenditures.
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
On August 15, 2013, we refinanced our global revolving credit facility, increasing the total borrowing capacity to $2.0 billion from $1.8 billion. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to $2.55 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on November 3, 2017, with two six-month extension options available. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 110 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit rating of our long-term debt and currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling, Swiss franc, Japanese yen and Mexican peso denominations. As of June 30, 2015, borrowings under the global revolving credit facility bore interest at an overall blended rate of 1.60% comprised of 1.29% (U.S. dollars), 1.62% (British pound sterling), 1.04% (Euros), 3.14% (Australian dollars), 1.34% (Hong Kong dollars), 1.16% (Japanese yen), 1.85% (Singapore dollar) and 2.09% (Canadian dollars). The interest rates are based on 1-month LIBOR, 1-month GBP LIBOR, 1-month EURIBOR, 1-month BBR, 1-month HIBOR, 1-month JPY LIBOR, 1-month SOR and 1-month CDOR, respectively, plus a margin of 1.10%. The facility also bore a base borrowing rate of 3.35% (USD) which is based on U.S. Prime Rate plus a margin of 0.10%. We have used and intend to use borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and to provide for working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of June 30, 2015, we have capitalized approximately $18.0 million of financing costs related to the global revolving credit facility. As of June 30, 2015, approximately $777.0 million was drawn under this facility and $8.1 million of letters of credit were issued, leaving approximately $1.1 billion available for use.
On August 15, 2013, we refinanced the senior unsecured multi-currency term loan facility, increasing its total borrowing capacity to $1.0 billion from $750.0 million. Pursuant to the accordion feature total commitments can be increased to $1.1 billion, subject to the receipt of lender commitments and other conditions precedent. The facility matures on April 16, 2017, with two six-month extension options available. Interest rates are based on our senior unsecured debt ratings and are currently 120 basis points over the applicable index for floating rate advances. Funds may be drawn in U.S, Singapore and Australian dollars, as well as Euro and British pound sterling denominations with the option to add Hong Kong dollars and Japanese yen upon an accordion exercise. Based on exchange rates in effect at June 30, 2015, the balance outstanding is approximately $961.1 million. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. As of June 30, 2015, we have capitalized approximately $8.4 million of financing costs related to the unsecured term loan.
For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.
Our parent company commenced its At-the-Market equity distribution program in June 2011, which is discussed under “Liquidity and Capital Resources of the Parent Company” above. To date, our parent company has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million shares of common stock under the program at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents before offering expenses. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 5.7 million common units to our parent company. No sales were made under the program during the six months ended June 30, 2015 and 2014. As of June 30, 2015, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

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
On April 30, 2015, the operating partnership sold the 833 Chestnut Street property for approximately $161 million. The transaction after costs and buyer credits resulted in net proceeds of approximately $159 million, including a $9 million note receivable, and a net gain of approximately $77 million. The property was identified as held for sale as of March 31, 2015. 833 Chestnut Street was not a significant component of our U.S. portfolio nor does the sale represent a significant shift in our strategy.
The growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower; as such private investors typically have lower return expectations than us. As a result, we anticipate that near-term acquisitions activity will comprise a smaller percentage of our growth until seller price expectations realign with our return requirements.

Construction
The table below summarizes our construction in progress as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015				As of December 31, 2014
(dollars in thousands)	Net Rentable Square Feet	Current Investment (2)	Future Investment (3)	Total Cost	Net Rentable Square Feet	Current Investment (4)	Future Investment (3)	Total Cost
Development Lifecycle
Development Construction in Progress
Space Held for Development	1,199,591	296,023	—	296,023	1,174,957	245,985	—	245,985
Base Building Construction	658,320	111,588	86,635	198,223	688,517	147,126	69,438	216,564
Datacenter Construction	492,979	202,439	231,227	433,666	616,336	365,837	348,997	714,834
Equipment Pool & Other Inventory		13,103	—	13,103		21,623	—	21,623
Campus, Tenant Improvements & Other		22,859	11,615	34,474		28,835	7,998	36,833
Total Development Construction in Progress	2,350,890	646,012	329,477	975,489	2,479,810	809,406	426,433	1,235,839
Land Inventory	(1)	141,294	—	141,294	(1)	145,607	—	145,607
Enhancement & Other		4,612	5,227	9,839		50,305	42,180	92,485
Recurring		29,571	64,000	93,571		9,844	27,147	36,991
Total Construction in Progress		$821,489	$398,704	$1,220,193		$1,015,162	$495,760	$1,510,922

(1)	Represents approximately 167 acres as of June 30, 2015 and approximately 178 acres as of December 31, 2014.

(2)	Represents balances incurred through June 30, 2015 and included in building and improvements in the condensed consolidated balance sheets.

(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.

(4)	Represents balances incurred through December 31, 2014 and included in building and improvements in the condensed consolidated balance sheets.
Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future datacenter fit-out. Datacenter construction includes 0.5 million square feet of Turn Key Flex®, Powered Base Building®, and Custom Solutions product with a cost to date of approximately $202.4 million. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of datacenter construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.

Future Uses of Cash
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of June 30, 2015, we had approximately 1.2 million square feet of space under active development and approximately 1.3 million square feet of space held for future development and we also owned approximately 0.5 million net rentable square feet of datacenter space with extensive installed tenant improvements. Turn-Key Flex® space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Flex® space, we expect to incur significant tenant improvement costs to build out and develop these types of spaces. At June 30, 2015, the approximate 1.2 million square feet of space under active development was under construction for Turn-Key Flex®, Powered Base Building® and Custom Solutions products, all of which are expected to be income producing on or after completion, in three U.S. domestic metropolitan areas, two European metropolitan areas, one Canadian metropolitan area, one Australian metropolitan area and one Singapore metropolitan area, consisting of approximately 0.7 million square feet of base building construction and 0.5 million square feet of data center construction. At June 30, 2015, we had commitments under construction contracts for approximately $113.4 million. We currently expect to incur approximately $475.0 million to $575.0 million of capital expenditures for our development programs during the six months ending December 31, 2015, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.
Historical Capital Expenditures (Cash Basis)
The table below summarizes our capital expenditure activity for the six months June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Development projects (1)	$260,994	$357,958
Enhancement and improvements (1)	8,315	32,134
Recurring capital expenditures (1)	41,774	20,040
Total capital expenditures (excluding indirect costs)	$311,083	$410,132

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

For the six months ended June 30, 2015, total capital expenditures decreased $99.0 million to approximately $311.1 million from $410.1 million for the same period in 2014. Capital expenditures on our development projects plus our enhancement and improvements projects for the six months ended June 30, 2015 were approximately $269.3 million, which reflects a decrease of approximately 31% from the same period in 2014. This decrease was primarily due to completion of and decreased spending for ground-up Custom Solutions projects, Turn-Key Flex and base building improvements. Our development capital expenditures are generally funded by our available cash and equity and debt capital.
Indirect costs, including capitalized interest, capitalized in the six months ended June 30, 2015 and 2014 were $32.3 million and $34.0 million, respectively. Capitalized interest comprised approximately $7.5 million and $10.2 million, respectively, of the total indirect costs capitalized for the six months ended June 30, 2015 and 2014. Capitalized interest in the six months ended June 30, 2015 decreased compared to the same period in 2014 due to a reduction in qualifying activities. Excluding capitalized interest, the increase in indirect costs in the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities. See “—Future Uses of Cash” above for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2015.

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
Distributions
All distributions on our units are at the discretion of our parent company’s board of directors. During the six months ended June 30, 2015, our operating partnership declared and paid the following distributions (in thousands, except per unit amounts):

Date distribution declared	Distribution payment date	Series E Preferred Units	Series F Preferred Units	Series G Preferred Units	Series H Preferred Units	Common Units
February 25, 2015	March 31, 2015	$5,031	$3,023	$3,672	$6,730	$117,896
May 12, 2015	June 30, 2015	5,031	3,023	3,672	6,730	117,938
		$10,062	$6,046	$7,344	$13,460	$235,834

Annual rate of distribution per unit		$1.750	$1.656	$1.469	$1.844	$3.400

Commitments and Contingencies
As part of the acquisition of 29A International Business Park, an asset acquisition in 2010, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined in the agreements for the acquisition. As of December 31, 2014, certain leases executed subsequent to the acquisition caused an amount to become probable of payment and therefore approximately $12.4 million had been accrued in accounts payable and accrued liabilities and capitalized to buildings and improvements in the condensed consolidated balance sheet as of December 31, 2014 and an earnout payment was made during the three months ended June 30, 2015 in the amount of $17.5 million SGD (or approximately $13.0 million based on the exchange rate on the date of payment). As of June 30, 2015, $12.4 million had been accrued and capitalized for an additional earnout payment. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $37.1 million based on the exchange rate as of June 30, 2015). The earnout contingency expires in November 2020.
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

As part of the acquisition of the Sentrum Portfolio in July 2012, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of contingent consideration was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). We have adjusted the contingent consideration to fair value at each reporting date with changes in fair value recognized in operating income. During the six months ended June 30, 2015, we reduced the fair value by approximately £30.3 million. The adjustment was the result of an evaluation by management that no additional leases would be executed for vacant space by July 11, 2015, the contingency expiration date. At June 30, 2015, the fair value of the contingent consideration for the Sentrum Portfolio was £1.4 million (or approximately $2.1 million based on the exchange rate as of June 30, 2015) and is currently accrued in accounts payable and other accrued expenses in the condensed consolidated balance sheet. The final payment is expected to be made by the end of 2015. We made earnout payments of approximately £3.4 million (or approximately $5.7 million based on the exchange rates as of the date of each payment) during the six months ended June 30, 2014. We made no earnout payments during the six months ended June 30, 2015. The change in fair value of contingent consideration for Sentrum was recorded as an increase to operating expense of approximately $0 and $0.8 million for the three months ended June 30, 2015 and 2014, respectively. The change in fair value of contingent consideration for Sentrum was recorded as a reduction to operating expense of approximately $43.0 million and $2.6 million for the six months ended June 30, 2015 and 2014, respectively.

On July 22, 2015, we entered into a settlement agreement with former Chief Executive Officer Michael Foust, pursuant to which the parties acknowledged the cancellation of 127,644 profits interest units in the operating partnership held by Mr. Foust, and we agreed to pay Mr. Foust $8.0 million in full satisfaction of any and all amounts owing to Mr. Foust as a result of his employment with the company and the termination thereof. In connection with the settlement, Mr. Foust and the company agreed to dismiss with prejudice the litigation between the parties relating to Mr. Foust’s employment and termination of employment, and each party released claims against the other party. We previously recorded an expense of approximately $12.7 million in connection with Mr. Foust’s severance payments and expect to reverse the excess expense of approximately $4.7 million in the three months ending September 30, 2015.
As of June 30, 2015, we were a party to interest rate swap agreements which hedge variability in cash flows related the U.S. LIBOR and SGD-SOR based tranches of the unsecured term loan. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”
Outstanding Consolidated Indebtedness
The table below summarizes our debt, as of June 30, 2015 (in millions):

Debt Summary:
Fixed rate	$3,230.6
Variable rate debt subject to interest rate swaps	476.6
Total fixed rate debt (including interest rate swaps)	3,707.2
Variable rate—unhedged	1,261.6
Total	$4,968.8
Percent of Total Debt:
Fixed rate (including swapped debt)	74.6%
Variable rate	25.4%
Total	100.0%
Effective Interest Rate as of June 30, 2015(1):
Fixed rate (including hedged variable rate debt)	4.48%
Variable rate	1.74%
Effective interest rate	3.78%

(1)	Excludes impact of deferred financing cost amortization.
As of June 30, 2015, we had approximately $5.0 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total enterprise value was approximately 33% (based on the closing price of Digital Realty Trust, Inc.’s common stock on June 30, 2015 of $66.68). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty

Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C Units and Class D Units), plus the book value of our total consolidated indebtedness.
The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, GBP LIBOR, SOR, BBR, HIBOR, JPY LIBOR, CDOR and U.S. Prime rates, depending on the respective agreement governing the debt, including our global revolving credit facility and unsecured term loan. As of June 30, 2015, our debt had a weighted average term to initial maturity of approximately 4.9 years (or approximately 5.2 years assuming exercise of extension options).

Off-Balance Sheet Arrangements
As of June 30, 2015, we were party to interest rate swap agreements related to $476.6 million of outstanding principal on our variable rate debt. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”
As of June 30, 2015, our pro-rata share of debt of unconsolidated joint ventures was approximately $137.4 million, of which $54.5 million is subject to interest rate swap agreements.

Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014
The following table shows cash flows and ending cash and cash equivalent balances for the six months ended June 30, 2015 and 2014 (in thousands).

	Six Months Ended June 30,
	2015	2014	Change
Net cash provided by operating activities	$355,151	$315,264	$39,887
Net cash used in investing activities	(241,859)	(403,816)	161,957
Net cash (used in) provided by financing activities	(95,461)	112,670	(208,131)
Net increase in cash and cash equivalents	$17,831	$24,118	$(6,287)
The increase in net cash provided by operating activities was due to increased cash flows from new leasing at our stabilized properties and completed and leased development space, which was partially offset by increased operating and interest expenses.
Net cash used in investing activities decreased for the six months ended June 30, 2015, primarily as a result of a decrease in cash paid for capital expenditures for the six months ended June 30, 2015 ($380.1 million) as compared to the same period in 2014 ($431.2 million) along with an increase in net proceeds from the sale of properties for the six months ended June 30, 2015 ($185.6 million) as compared to the same period in 2014 ($37.9 million) offset by cash paid for acquisitions for the six months ended June 30, 2015 ($48.4 million).
Net cash flows provided by financing activities for the company consisted of the following amounts (in thousands).

	Six Months Ended June 30,
	2015	2014	Change
Proceeds from borrowings, net of repayments	$(191,074)	$(373,468)	$182,394
Net proceeds from issuance of common and preferred stock, including exercise of stock options	220	353,522	(353,302)
Net proceeds from 2023 Notes	—	495,872	(495,872)
Net proceeds from 2022 Notes	496,190	—	496,190
Dividend and distribution payments	(387,680)	(357,327)	(30,353)
Other	(13,117)	(5,929)	(7,188)
Net cash (used in) provided by financing activities	$(95,461)	$112,670	$(208,131)
The decrease in net cash provided by financing activities was primarily due to the issuance of our series H preferred stock (net proceeds of $353.3 million) in March and April 2014 and the issuance of our 2023 Notes (net proceeds of $495.9 million) in April 2014 partially offset by lower net repayments during the six months ended June 30, 2015 (net repayments of $191.1 million) as compared to the six months ended June 30, 2014 (net repayments of $373.5 million) along with the issuance of our 2022 Notes (net proceeds of $496.2 million) in June 2015. The increase in dividend and distribution payments for the six months ended June 30, 2015 as compared to the same period in 2014 was due to an increase in the number of shares outstanding and dividend amount per share of common stock in 2015 as compared to 2014 and the payment of dividends on our series H preferred stock during the six months ended June 30, 2015, whereas this series of preferred stock was not outstanding for the entire portion of the six months ended June 30, 2014.

Net cash flows provided by financing activities for the operating partnership consisted of the following amounts (in thousands).

	Six Months Ended June 30,
	2015	2014	Change
Proceeds from borrowings, net of repayments	$(191,074)	$(373,468)	$182,394
General partner contributions, net	220	353,522	(353,302)
Net proceeds from 2023 Notes	—	495,872	(495,872)
Net proceeds from 2022 Notes	496,190	—	496,190
Distribution payments	(387,680)	(357,327)	(30,353)
Other	(13,117)	(5,929)	(7,188)
Net cash (used in) provided by financing activities	$(95,461)	$112,670	$(208,131)
The decrease in net cash provided by financing activities was primarily due to the higher general partner contributions in 2014 in connection with Digital Realty Trust, Inc.’s series H preferred stock offering in March and April 2014 (net proceeds of $353.3 million) along with the issuance of our 2023 Notes (net proceeds of $495.9 million) in April 2014 partially offset by lower net repayments during the six months ended June 30, 2015 (net repayments of $191.1 million) as compared to the six months ended June 30, 2014 (net repayments of $373.5 million) along with the issuance of our 2022 Notes (net proceeds of $496.2 million) in June 2015. The increase in distribution payments for the six months ended June 30, 2015 as compared to the same period in 2014 was due to an increase in the number of units outstanding and distribution amount per common unit in 2015 as compared to 2014 and the payment of distributions on our series H preferred units during the six months ended June 30, 2015, whereas this series of preferred units was not outstanding for the entire portion of the six months ended June 30, 2014.
Noncontrolling Interests in Operating Partnership
Noncontrolling interests relate to the common units in our operating partnership that are not owned by Digital Realty Trust, Inc., which, as of June 30, 2015, amounted to 2.1% of our operating partnership common units. In conjunction with our formation, our operating partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.
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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income available to common stockholders	$117,055	$41,510	$218,783	$75,696
Adjustments:
Noncontrolling interests in operating partnership	2,377	873	4,403	1,566
Real estate related depreciation and amortization (1)	130,198	135,939	258,021	265,435
Real estate related depreciation and amortization related to investment in unconsolidated joint ventures	3,187	1,802	5,790	3,430
Gain on sale of properties	(76,669)	(15,945)	(94,489)	(15,945)
Gain on contribution of properties to unconsolidated joint ventures	—	—	—	(1,906)
FFO available to common stockholders and unitholders (2)	$176,148	$164,179	$392,508	$328,276
Basic FFO per share and unit	$1.27	$1.20	$2.83	$2.45
Diluted FFO per share and unit (2)	$1.26	$1.20	$2.82	$2.41
Weighted average common stock and units outstanding
Basic	138,568	136,615	138,488	133,894
Diluted (2)	139,257	137,912	138,991	137,979
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	131,524	137,092	260,597	267,712
Non-real estate depreciation	(1,326)	(1,153)	(2,576)	(2,277)
	$130,198	$135,939	$258,021	$265,435

(2)
For all periods presented, we have excluded the effect of dilutive series E, series F, series G and series H preferred stock, as applicable, that may be converted upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series E, series F, series G and series H preferred stock, as applicable, which we consider highly improbable. In addition, the 5.50% exchangeable senior debentures due 2029 were exchangeable for 1,122 and 3,948 common shares on a weighted average basis for the three and six months ended June 30, 2014, respectively. See below for calculations of diluted FFO available to common stockholders and unitholders and weighted average common stock and units outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
FFO available to common stockholders and unitholders	$176,148	$164,179	$392,508	$328,276
Add: 5.50% exchangeable senior debentures interest expense	—	675	—	4,725
FFO available to common stockholders and unitholders—diluted	$176,148	$164,854	$392,508	$333,001
Weighted average common stock and units outstanding	138,568	136,615	138,488	133,894
Add: Effect of dilutive securities (excluding 5.50% exchangeable senior debentures)	689	175	503	137
Add: Effect of dilutive 5.50% exchangeable senior debentures	—	1,122	—	3,948
Weighted average common stock and units outstanding—diluted	139,257	137,912	138,991	137,979

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
Analysis of Debt between Fixed and Variable Rate
We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of June 30, 2015, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$3,230.6	$3,394.0
Variable rate debt subject to interest rate swaps	476.6	476.6
Total fixed rate debt (including interest rate swaps)	3,707.2	3,870.6
Variable rate debt	1,261.6	1,261.6
Total outstanding debt	$4,968.8	$5,132.2
Interest rate derivatives included in this table and their fair values as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of June 30, 2015		As of December 31, 2014		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of June 30, 2015	As of December 31, 2014
Currently-paying contracts
$335,905	(1)	$410,905	(1)	Swap	0.717	Various	Various	$(999)	$(241)
140,647	(2)	142,965	(2)	Swap	0.925	July 17, 2012	April 18, 2017	884	669
476,552		553,870						(115)	428
Forward-starting contracts
—	(3)	150,000		Forward-starting Swap	2.091	July 15, 2014	July 15, 2019	—	(2,837)
Total
$476,552		$703,870						$(115)	$(2,409)

(1)	Represents the U.S. dollar tranche of the unsecured term loan.

(2)
Represents a portion of the Singapore dollar tranche of the unsecured term loan. Translation to U.S. dollars is based on exchange rate of $0.74 to 1.00 SGD as of June 30, 2015 and $0.75 to 1.00 SGD as of December 31, 2014.

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

Sensitivity to Changes in Interest Rates
The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of June 30, 2015:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	9	$0.7
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(9)	(0.7)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	9	1.1
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(9)	(1.1)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(9)	20.4
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	9	(18.4)
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
Foreign Currency Exchange Risk
For the six months ended June 30, 2015 and 2014, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, Canada, Singapore, Australia, Hong Kong and Japan, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Swiss franc, Australian dollar, Singapore dollar, Canadian dollar, Hong Kong dollar and the Japanese yen. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended June 30, 2015 and 2014, operating revenues from properties outside the United States contributed $97.9 million and $95.9 million, respectively, which represented 23.3% and 23.9% of our total operating revenues, respectively. For the six months ended June 30, 2015 and 2014, operating revenues from properties outside the United States contributed $189.8 million and $191.3 million, respectively, which represented 23.0% and 24.2% of our total operating revenues, respectively. Net investment in properties outside the United States was $2.7 billion and $2.7 billion as of June 30, 2015 and December 31, 2014, respectively. Net assets in foreign operations were approximately $0.6 billion and $0.7 billion as of June 30, 2015 and December 31, 2014, respectively.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the company carried out an evaluation, under the supervision and with participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of the end of the quarter covered by this report. Based on the foregoing, the company’s chief executive officer and chief financial officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level.
There have been no changes in the company’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control — Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June 30, 2015, the company continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2015. We expect that management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending December 31, 2015 will be based on the 2013 Framework and that the change will not be significant to our overall control structure over financial reporting.
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
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control — Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June 30, 2015, the operating partnership continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2015. We expect that management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending December 31, 2015 will be based on the 2013 Framework and that the change will not be significant to our overall control structure over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS.
The risk factors discussed under the heading “Risk Factors” and elsewhere in the company’s and the operating partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 continue to apply to our business and should be supplemented with the following risk factor:
Tax Liabilities and Attributes Inherited in Connection with Acquisitions.
From time to time we may acquire other corporations or entities and, in connection with such acquisitions, we may succeed to the historic tax attributes and liabilities of such entities. For example, if we acquire a C corporation and subsequently dispose of its assets within ten years of the acquisition, we could be required to pay tax on any built-in gain attributable to such assets determined as of the date on which we acquired the assets. In addition, in order to qualify as a REIT, at the end of any taxable year, we must not have any earnings and profits accumulated in a non-REIT year. As a result, if we acquire a C corporation, we must distribute the corporation’s earnings and profits accumulated prior to the acquisition before the end of the taxable year in which we acquire the corporation. We also could be required to pay the acquired entity’s unpaid taxes even though such liabilities arose prior to the time we acquired the entity. Telx is a C corporation, and the Telx Acquisition raises each of these issues.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Digital Realty Trust, Inc.
None.
Digital Realty Trust, L.P.
During the three months ended June 30, 2015, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, in the amounts and for the consideration set forth below:
During the three months ended June 30, 2015, Digital Realty Trust, Inc. issued an aggregate of 3,960 shares of its common stock upon the exercise of stock options. Digital Realty Trust, Inc. contributed the proceeds from the option exercises of approximately $0.2 million to our operating partnership in exchange for an aggregate of 3,960 common units, as required by our operating partnership’s partnership agreement.
During the three months ended June 30, 2015, Digital Realty Trust, Inc. issued an aggregate of 1,546 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our operating partnership issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended June 30, 2015, our operating partnership issued an aggregate of 1,546 common units to Digital Realty Trust, Inc., as required by our operating partnership’s partnership agreement. During the three months ended June 30, 2015, an aggregate of 1,995 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net forfeiture of 449 shares of common stock.
For these issuances of common units to Digital Realty Trust, Inc., our operating partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $9.6 billion in total consolidated assets and as our operating partnership’s majority owner and general partner as the basis for the exemption under Section 4(2) of the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Telx Holdings, Inc., Digital Realty Trust, Inc., Digital Delta, Inc. and BSR LLC, dated as of July 13, 2015.

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

3.5
Second Amendment to Thirteenth Amended and Restated Agreement of Limited Partnership, as amended (incorporated by reference to Exhibit 3.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on July 14, 2015.)

4.1
Indenture, dated as of June 23, 2015, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on June 23, 2015).

4.2
Supplemental Indenture No. 1, dated as of June 23, 2015, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 3.950% Notes due 2022 and the guarantee (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on June 23, 2015).

10.1†
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

10.3
Release of Guarantors, dated as of April 27, 2015, executed by Digital Realty Trust, L.P., Prudential Investment Management, Inc., and the other Purchasers party to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011.

10.4
Release of Guarantors, dated as of June 30, 2015, executed by Digital Realty Trust, L.P., Prudential Investment Management, Inc., and the other Purchasers party to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011.

10.5
Joinder to Multiparty Guaranty, dated as of June 30, 2015, executed by the Additional Guarantor listed thereto pursuant to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011.

10.6	Digital Realty Trust, Inc. 2015 Employee Stock Purchase Plan.

10.7†	Settlement Agreement and General Release, dated as of July 22, 2015, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P., DLR LLC and Michael F. Foust.

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, L.P.

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Equity/Capital for the six months ended June 30, 2015; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (vi) Notes to Condensed Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

August 6, 2015	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

August 6, 2015	/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

August 6, 2015	/S/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By: Digital Realty Trust, Inc. Its general partner

By:

August 6, 2015		/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

August 6, 2015		/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

August 6, 2015		/s/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Telx Holdings, Inc., Digital Realty Trust, Inc., Digital Delta, Inc. and BSR LLC, dated as of July 13, 2015.

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

3.5
Second Amendment to Thirteenth Amended and Restated Agreement of Limited Partnership, as amended (incorporated by reference to Exhibit 3.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on July 14, 2015.)

4.1
Indenture, dated as of June 23, 2015, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on June 23, 2015).

4.2
Supplemental Indenture No. 1, dated as of June 23, 2015, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 3.950% Notes due 2022 and the guarantee (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on June 23, 2015).

10.1†
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

10.3
Release of Guarantors, dated as of April 27, 2015, executed by Digital Realty Trust, L.P., Prudential Investment Management, Inc., and the other Purchasers party to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011.

10.4
Release of Guarantors, dated as of June 30, 2015, executed by Digital Realty Trust, L.P., Prudential Investment Management, Inc., and the other Purchasers party to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011.

10.5
Joinder to Multiparty Guaranty, dated as of June 30, 2015, executed by the Additional Guarantor listed thereto pursuant to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011.

10.6	Digital Realty Trust, Inc. 2015 Employee Stock Purchase Plan.

10.7†	Settlement Agreement and General Release, dated as of July 22, 2015, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P., DLR LLC and Michael F. Foust.

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, L.P.

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Equity/Capital for the six months ended June 30, 2015; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (vi) Notes to Condensed Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.