Form 10-Q
period 2015-09-30
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2015-11-06
CIK 1297996, 1494877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015

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
Digital Realty Trust, Inc.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Digital Realty Trust, L.P.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Digital Realty Trust, Inc.:

Class	Outstanding at October 30, 2015
Common Stock, $.01 par value per share	146,343,684

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2015 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.
Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of September 30, 2015, Digital Realty Trust, Inc. owned an approximate 98.0% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 2.0% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of Digital Realty Trust, Inc. As of September 30, 2015, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

There are a few differences between our company and our operating partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between our company and our operating partnership in the context of how we operate as an interrelated consolidated company. Digital Realty Trust, Inc. is a REIT, whose only material asset is its ownership of partnership interests of Digital Realty Trust, L.P. As a result, Digital Realty Trust, Inc. generally does not conduct business itself, other than acting as the sole general partner of Digital Realty Trust, L.P., issuing public securities from time to time and guaranteeing certain unsecured debt of Digital Realty Trust, L.P. and certain of its subsidiaries and affiliates. Digital Realty Trust, Inc. itself has not issued any indebtedness but guarantees the unsecured debt of Digital Realty Trust, L.P. and certain of its subsidiaries, as disclosed in this report. Digital Realty Trust, L.P. holds substantially all the assets of the company and holds the ownership interests in the company’s joint ventures. Digital Realty Trust, L.P. conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Digital Realty Trust, Inc., which are generally contributed to Digital Realty Trust, L.P. in exchange for partnership units, Digital Realty Trust, L.P. generally generates the capital required by the company’s business primarily through Digital Realty Trust, L.P.’s operations, by Digital Realty Trust, L.P.’s or its affiliates’ direct or indirect incurrence of indebtedness or through the issuance of partnership units.
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
In order to highlight the differences between the company and the operating partnership, the separate sections in this report for the company and the operating partnership specifically refer to the company and the operating partnership. In the sections that combine disclosure of the company and the operating partnership, this report refers to actions or holdings as being actions or holdings of the company. Although the operating partnership is generally the entity that enters into contracts and joint ventures and holds assets and debt, reference to the company is appropriate because the business is one enterprise and the company generally operates the business through the operating partnership.

As general partner with control of the operating partnership, Digital Realty Trust, Inc. consolidates the operating partnership for financial reporting purposes, and it does not have significant assets other than its investment in the operating partnership. Therefore, the assets and liabilities of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. are generally the same on their respective condensed consolidated financial statements. The separate discussions of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. in this report should be read in conjunction with each other to understand the results of the company on a consolidated basis and how management operates the company.

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$640,971	$671,602
Acquired ground leases	12,950	12,196
Buildings and improvements	8,980,621	8,823,814
Tenant improvements	542,652	475,000
Total investments in properties	10,177,194	9,982,612
Accumulated depreciation and amortization	(2,137,631)	(1,874,054)
Net investments in properties	8,039,563	8,108,558
Investment in unconsolidated joint ventures	103,703	94,729
Net investments in real estate	8,143,266	8,203,287
Cash and cash equivalents	22,998	34,814
Accounts and other receivables, net of allowance for doubtful accounts of $7,041 and $6,302 as of September 30, 2015 and December 31, 2014, respectively	157,994	135,931
Deferred rent	475,796	447,643
Acquired above-market leases, net	30,617	38,605
Acquired in-place lease value and deferred leasing costs, net	405,824	456,962
Deferred financing costs, net	29,173	30,821
Restricted cash	12,500	18,062
Assets held for sale	173,461	120,471
Other assets	49,384	40,188
Total assets	$9,501,013	$9,526,784
LIABILITIES AND EQUITY
Global revolving credit facility	$688,957	$525,951
Unsecured term loan	938,276	976,600
Unsecured senior notes, net of discount	2,816,359	2,791,758
Mortgage loans, including premiums	304,987	378,818
Accounts payable and other accrued liabilities	513,555	605,923
Accrued dividends and distributions	—	115,019
Acquired below-market leases, net	88,632	104,235
Security deposits and prepaid rents	107,704	108,478
Obligations associated with assets held for sale	6,892	5,764
Total liabilities	5,465,362	5,612,546
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 70,000,000 shares authorized:
Series E Cumulative Redeemable Preferred Stock, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per share), 11,500,000 and 11,500,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	277,172	277,172
Series F Cumulative Redeemable Preferred Stock, 6.625%, $182,500 and $182,500 liquidation preference, respectively ($25.00 per share), 7,300,000 and 7,300,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	176,191	176,191
Series G Cumulative Redeemable Preferred Stock, 5.875%, $250,000 and $250,000 liquidation preference, respectively ($25.00 per share), 10,000,000 and 10,000,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	241,468	241,468
Series H Cumulative Redeemable Preferred Stock, 7.375%, $365,000 and $365,000 liquidation preference, respectively ($25.00 per share), 14,600,000 and 14,600,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	353,290	353,290
Series I Cumulative Redeemable Preferred Stock, 6.350%, $250,000 and $0 liquidation preference, respectively ($25.00 per share), 10,000,000 and 0 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	241,683	—
Common Stock: $0.01 par value, 215,000,000 shares authorized, 135,843,684 and 135,626,255 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,351	1,349
Additional paid-in capital	3,977,945	3,970,439
Accumulated dividends in excess of earnings	(1,185,633)	(1,096,607)
Accumulated other comprehensive loss, net	(87,988)	(45,046)
Total stockholders’ equity	3,995,479	3,878,256
Noncontrolling Interests:
Noncontrolling interests in operating partnership	33,411	29,191
Noncontrolling interests in consolidated joint ventures	6,761	6,791
Total noncontrolling interests	40,172	35,982
Total equity	4,035,651	3,914,238
Total liabilities and equity	$9,501,013	$9,526,784
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating Revenues:
Rental	$338,330	$317,064	$988,172	$936,270
Tenant reimbursements	95,484	92,209	268,885	261,517
Fee income	1,595	2,748	4,758	5,397
Other	580	165	1,078	1,038
Total operating revenues	435,989	412,186	1,262,893	1,204,222
Operating Expenses:
Rental property operating and maintenance	140,538	130,894	394,640	375,586
Property taxes	19,953	25,765	64,116	68,485
Insurance	2,140	2,145	6,449	6,463
Change in fair value of contingent consideration	(1,594)	(1,465)	(44,276)	(4,102)
Depreciation and amortization	136,974	137,474	397,571	405,186
General and administrative	22,755	20,709	69,562	71,708
Transactions	11,042	144	14,301	980
Impairment of investments in real estate	—	12,500	—	12,500
Other	51	1,648	29	2,584
Total operating expenses	331,859	329,814	902,392	939,390
Operating income	104,130	82,372	360,501	264,832
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	4,169	3,455	12,170	9,513
Gain (loss) on sale of properties	(207)	—	94,282	15,945
Gain on contribution of properties to unconsolidated joint ventures	—	93,498	—	95,404
Interest and other income (expense)	(358)	378	(2,879)	2,022
Interest expense	(48,138)	(48,169)	(139,718)	(144,689)
Tax expense	(1,754)	(1,178)	(6,044)	(4,037)
Loss from early extinguishment of debt	—	(195)	(148)	(780)
Net income	57,842	130,161	318,164	238,210
Net income attributable to noncontrolling interests	(864)	(2,392)	(5,492)	(4,190)
Net income attributable to Digital Realty Trust, Inc.	56,978	127,769	312,672	234,020
Preferred stock dividends	(18,456)	(18,455)	(55,367)	(49,010)
Net income available to common stockholders	$38,522	$109,314	$257,305	$185,010
Net income per share available to common stockholders:
Basic	$0.28	$0.81	$1.89	$1.39
Diluted	$0.28	$0.80	$1.88	$1.39
Weighted average common shares outstanding:
Basic	135,832,503	135,492,618	135,782,831	132,635,894
Diluted	138,259,936	135,946,533	136,920,477	132,852,966
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$57,842	$130,161	$318,164	$238,210
Other comprehensive income:
Foreign currency translation adjustments	(19,105)	(39,470)	(41,480)	(30,730)
Increase (decrease) in fair value of interest rate swaps	(2,534)	2,435	(4,374)	(3,647)
Reclassification to interest expense from interest rate swaps	574	867	2,077	2,567
Comprehensive income	36,777	93,993	274,387	206,400
Comprehensive income attributable to noncontrolling interests	(463)	(1,656)	(4,657)	(3,541)
Comprehensive income attributable to Digital Realty Trust, Inc.	$36,314	$92,337	$269,730	$202,859
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2014	$1,048,121	135,626,255	$1,349	$3,970,439	$(1,096,607)	$(45,046)	$3,878,256	$29,191	$6,791	$35,982	$3,914,238
Conversion of units to common stock	—	118,587	2	1,362	—	—	1,364	(1,364)	—	(1,364)	—
Issuance of unvested restricted stock, net of forfeitures	—	71,881	—	—	—	—	—	—	—	—	—
Common stock offering costs, net	—	—	—	1,498	—	—	1,498	—	—	—	1,498
Exercise of stock options	—	26,961	—	798	—	—	798	—	—	—	798
Issuance of series I preferred stock, net of offering costs	241,683	—	—	—	—	—	241,683	—	—	—	241,683
Amortization of share-based compensation	—	—	—	12,450	—	—	12,450	—	—	—	12,450
Reclassification of vested share-based awards	—	—	—	(8,602)	—	—	(8,602)	8,602	—	8,602	—
Dividends declared on preferred stock	—	—	—	—	(55,367)	—	(55,367)	—	—	—	(55,367)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(346,331)	—	(346,331)	(7,333)	—	(7,333)	(353,664)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	(372)	(372)	(372)
Net income	—	—	—	—	312,672	—	312,672	5,150	342	5,492	318,164
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	(40,688)	(40,688)	(792)	—	(792)	(41,480)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	(4,290)	(4,290)	(84)	—	(84)	(4,374)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	2,036	2,036	41	—	41	2,077
Balance as of September 30, 2015	$1,289,804	135,843,684	$1,351	$3,977,945	$(1,185,633)	$(87,988)	$3,995,479	$33,411	$6,761	$40,172	$4,035,651
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$318,164	$238,210
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of properties	(94,282)	(15,945)
Gain on contribution of investment property to unconsolidated joint venture	—	(95,404)
Impairment of investments in real estate	—	12,500
Equity in earnings of unconsolidated joint ventures	(12,170)	(9,513)
Change in fair value of accrued contingent consideration	(44,276)	(4,102)
Distributions from unconsolidated joint ventures	10,786	6,032
Write-off of net assets due to early lease terminations	(8)	2,239
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	346,459	340,645
Amortization of share-based compensation	5,717	15,489
Allowance for doubtful accounts	739	2,076
Amortization of deferred financing costs	6,360	6,762
Loss on early extinguishment of debt	148	780
Amortization of debt discount/premium	1,472	1,352
Amortization of acquired in-place lease value and deferred leasing costs	51,112	64,541
Amortization of acquired above-market leases and acquired below-market leases, net	(6,856)	(7,710)
Changes in assets and liabilities:
Restricted cash	2,878	11,060
Accounts and other receivables	(1,382)	(16,377)
Deferred rent	(41,447)	(58,874)
Deferred leasing costs	(2,611)	(15,178)
Other assets	(14,869)	(12,895)
Accounts payable and other accrued liabilities	13,213	3,668
Security deposits and prepaid rents	60	3,211
Net cash provided by operating activities	539,207	472,567
Cash flows from investing activities:
Acquisitions of real estate	(48,424)	(24,305)
Proceeds from sale of properties, net	185,565	37,945
Proceeds from contribution of investment properties to unconsolidated joint ventures	—	178,933
Investment in unconsolidated joint ventures	(7,547)	(20,627)
Investment in equity securities	—	(2)
Receipt of value added tax refund	2,934	8,457
Refundable value added tax paid	(24,142)	(13,882)
Change in restricted cash	1,520	15,237
Improvements to investments in real estate	(535,141)	(644,637)
Improvement advances to tenants	(26,977)	(15,505)
Collection of advances from tenants for improvements	26,971	13,500
Net cash used in investing activities	(425,241)	(464,886)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities:
Borrowings on revolving credit facility	$1,430,671	$952,590
Repayments on revolving credit facility	(1,240,340)	(1,182,341)
Principal payments on unsecured notes	(374,927)	—
Repayments on other unsecured loans	(67,000)	—
Borrowings on 3.950% unsecured senior notes due 2022	496,190	—
Borrowings on 4.750% unsecured senior notes due 2023	—	495,872
Principal payments on mortgage loans	(73,724)	(139,974)
Earnout payments related to acquisitions	(12,985)	(11,011)
Change in restricted cash	1,137	1,169
Payment of loan fees and costs	(5,116)	(5,209)
Capital distributions paid to noncontrolling interests in consolidated joint ventures, net	(372)	(501)
Gross proceeds from the issuance of preferred stock	250,000	365,000
Common and preferred stock offering costs paid, net	(5,934)	(11,921)
Proceeds from exercise of stock options	798	237
Payment of dividends to preferred stockholders	(55,367)	(49,010)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(468,813)	(441,735)
Net cash used in financing activities	(125,782)	(26,834)
Net decrease in cash and cash equivalents	(11,816)	(19,153)
Cash and cash equivalents at beginning of period	34,814	50,080
Cash and cash equivalents at end of period	$22,998	$30,927

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$146,105	$150,212
Cash paid for income taxes	2,979	3,012
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(41,480)	$(30,104)
Decrease in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(4,374)	(3,572)
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	1,364	229
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	115,632	199,916
Accrual for potential earnout contingency	18,900	12,816
Issuance of common units associated with exchange of exchangeable senior debentures	—	261,166
Note receivable related to sale of property	9,000	—
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	48,424	24,305
Cash paid for acquisition of real estate	$48,424	$24,305
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$640,971	$671,602
Acquired ground leases	12,950	12,196
Buildings and improvements	8,980,621	8,823,814
Tenant improvements	542,652	475,000
Total investments in properties	10,177,194	9,982,612
Accumulated depreciation and amortization	(2,137,631)	(1,874,054)
Net investments in properties	8,039,563	8,108,558
Investment in unconsolidated joint ventures	103,703	94,729
Net investments in real estate	8,143,266	8,203,287
Cash and cash equivalents	22,998	34,814
Accounts and other receivables, net of allowance for doubtful accounts of $7,041 and $6,302 as of September 30, 2015 and December 31, 2014, respectively	157,994	135,931
Deferred rent	475,796	447,643
Acquired above-market leases, net	30,617	38,605
Acquired in-place lease value and deferred leasing costs, net	405,824	456,962
Deferred financing costs, net	29,173	30,821
Restricted cash	12,500	18,062
Assets held for sale	173,461	120,471
Other assets	49,384	40,188
Total assets	$9,501,013	$9,526,784
LIABILITIES AND CAPITAL
Global revolving credit facility	$688,957	$525,951
Unsecured term loan	938,276	976,600
Unsecured senior notes, net of discount	2,816,359	2,791,758
Mortgage loans, including premiums	304,987	378,818
Accounts payable and other accrued liabilities	513,702	605,923
Due to Parent	242,689	—
Accrued dividends and distributions	—	115,019
Acquired below-market leases, net	88,632	104,235
Security deposits and prepaid rents	107,704	108,478
Obligations associated with assets held for sale	6,892	5,764
Total liabilities	5,708,198	5,612,546
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Series E Cumulative Redeemable Preferred Units, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per unit), 11,500,000 and 11,500,000 units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	277,172	277,172
Series F Cumulative Redeemable Preferred Units, 6.625%, $182,500 and $182,500 liquidation preference, respectively ($25.00 per unit), 7,300,000 and 7,300,000 units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	176,191	176,191
Series G Cumulative Redeemable Preferred Units, 5.875%, $250,000 and $250,000 liquidation preference, respectively ($25.00 per unit), 10,000,000 and 10,000,000 units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	241,468	241,468
Series H Cumulative Redeemable Preferred Units, 7.375%, $365,000 and $365,000 liquidation preference, respectively ($25.00 per unit), 14,600,000 and 14,600,000 units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	353,290	353,290
Common units:
135,843,684 and 135,626,255 units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	2,792,510	2,875,181
Limited partners, 1,421,314 and 1,463,814 common units, 1,035,062 and 1,170,610 profits interest units and 379,237 and 379,237 class C units outstanding as of September 30, 2015 and December 31, 2014, respectively	37,633	32,578
Accumulated other comprehensive loss	(92,210)	(48,433)
Total partners’ capital	3,786,054	3,907,447
Noncontrolling interests in consolidated joint ventures	6,761	6,791
Total capital	3,792,815	3,914,238
Total liabilities and capital	$9,501,013	$9,526,784
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating Revenues:
Rental	$338,330	$317,064	$988,172	$936,270
Tenant reimbursements	95,484	92,209	268,885	261,517
Fee income	1,595	2,748	4,758	5,397
Other	580	165	1,078	1,038
Total operating revenues	435,989	412,186	1,262,893	1,204,222
Operating Expenses:
Rental property operating and maintenance	140,538	130,894	394,640	375,586
Property taxes	19,953	25,765	64,116	68,485
Insurance	2,140	2,145	6,449	6,463
Change in fair value of contingent consideration	(1,594)	(1,465)	(44,276)	(4,102)
Depreciation and amortization	136,974	137,474	397,571	405,186
General and administrative	22,755	20,709	69,562	71,708
Transactions	11,042	144	14,301	980
Impairment of investments in real estate	—	12,500	—	12,500
Other	51	1,648	29	2,584
Total operating expenses	331,859	329,814	902,392	939,390
Operating income	104,130	82,372	360,501	264,832
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	4,169	3,455	12,170	9,513
Gain (loss) on sale of properties	(207)	—	94,282	15,945
Gain on contribution of properties to unconsolidated joint ventures	—	93,498	—	95,404
Interest and other income (expense)	(358)	378	(2,879)	2,022
Interest expense	(49,291)	(48,169)	(140,871)	(144,689)
Tax expense	(1,754)	(1,178)	(6,044)	(4,037)
Loss from early extinguishment of debt	—	(195)	(148)	(780)
Net income	56,689	130,161	317,011	238,210
Net income attributable to noncontrolling interests in consolidated joint ventures	(117)	(120)	(342)	(352)
Net income attributable to Digital Realty Trust, L.P.	56,572	130,041	316,669	237,858
Preferred units distributions	(18,456)	(18,455)	(55,367)	(49,010)
Net income available to common unitholders	$38,116	$111,586	$261,302	$188,848
Net income per unit available to common unitholders:
Basic	$0.28	$0.81	$1.89	$1.39
Diluted	$0.27	$0.80	$1.88	$1.39
Weighted average common units outstanding:
Basic	138,467,947	138,308,130	138,481,046	135,381,624
Diluted	139,192,198	138,762,045	139,050,965	135,598,696
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$56,689	$130,161	$317,011	$238,210
Other comprehensive income:
Foreign currency translation adjustments	(19,105)	(39,470)	(41,480)	(30,730)
Decrease in fair value of interest rate swaps	(2,534)	2,435	(4,374)	(3,647)
Reclassification to interest expense from interest rate swaps	574	867	2,077	2,567
Comprehensive income	$35,624	$93,993	$273,234	$206,400
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
(unaudited, in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2014	43,400,000	$1,048,121	135,626,255	$2,875,181	3,013,661	$32,578	$(48,433)	$6,791	$3,914,238
Conversion of limited partner common units to general partner common units	—	—	118,587	1,364	(118,587)	(1,364)	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	71,881	—	—	—	—	—	—
Common stock offering costs, net	—	—	—	1,498	—	—	—	—	1,498
Issuance of common units in connection with the exercise of stock options	—	—	26,961	798	—	—	—	—	798
Issuance of common units, net of forfeitures	—	—	—	—	(59,461)	—	—	—	—
Amortization of share-based compensation	—	—	—	12,450	—	—	—	—	12,450
Reclassification of vested share-based awards	—	—	—	(8,602)	—	8,602	—	—	—
Distributions	—	(55,367)	—	(346,331)	—	(7,333)	—	—	(409,031)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	(372)	(372)
Net income	—	55,367	—	256,152	—	5,150	—	342	317,011
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	(41,480)	—	(41,480)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(4,374)	—	(4,374)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	2,077	—	2,077
Balance as of September 30, 2015	43,400,000	$1,048,121	135,843,684	$2,792,510	2,835,613	$37,633	$(92,210)	$6,761	$3,792,815

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$317,011	$238,210
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property	(94,282)	(15,945)
Gain on contribution of investment property to unconsolidated joint venture	—	(95,404)
Impairment of investments in real estate	—	12,500
Equity in earnings of unconsolidated joint ventures	(12,170)	(9,513)
Change in fair value of accrued contingent consideration	(44,276)	(4,102)
Distributions from unconsolidated joint ventures	10,786	6,032
Write-off of net assets due to early lease terminations	(8)	2,239
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	346,459	340,645
Amortization of share-based compensation	5,717	15,489
Allowance for doubtful accounts	739	2,076
Amortization of deferred financing costs	6,360	6,762
Loss on early extinguishment of debt	148	780
Amortization of debt discount/premium	1,472	1,352
Amortization of acquired in-place lease value and deferred leasing costs	51,112	64,541
Amortization of acquired above-market leases and acquired below-market leases, net	(6,856)	(7,710)
Changes in assets and liabilities:
Restricted cash	2,878	11,060
Accounts and other receivables	(1,382)	(16,377)
Deferred rent	(41,447)	(58,874)
Deferred leasing costs	(2,611)	(15,178)
Other assets	(14,869)	(12,895)
Accounts payable and other accrued liabilities	14,366	3,668
Security deposits and prepaid rents	60	3,211
Net cash provided by operating activities	539,207	472,567
Cash flows from investing activities:
Acquisitions of real estate	(48,424)	(24,305)
Proceeds from sale of properties, net	185,565	37,945
Proceeds from contribution of investment properties to unconsolidated joint ventures	—	178,933
Investment in unconsolidated joint ventures	(7,547)	(20,627)
Investment in equity securities	—	(2)
Receipt of value added tax refund	2,934	8,457
Refundable value added tax paid	(24,142)	(13,882)
Change in restricted cash	1,520	15,237
Improvements to investments in real estate	(535,141)	(644,637)
Improvement advances to tenants	(26,977)	(15,505)
Collection of advances from tenants for improvements	26,971	13,500
Net cash used in investing activities	(425,241)	(464,886)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities:
Borrowings on revolving credit facility	$1,430,671	$952,590
Repayments on revolving credit facility	(1,240,340)	(1,182,341)
Principal payments on unsecured notes	(374,927)	—
Repayments on other unsecured loans	(67,000)	—
Borrowings on 3.950% unsecured senior notes due 2022	496,190	—
Borrowings on 4.750% unsecured senior notes due 2023	—	495,872
Principal payments on mortgage loans	(73,724)	(139,974)
Earnout payments related to acquisitions	(12,985)	(11,011)
Change in restricted cash	1,137	1,169
Payment of loan fees and costs	(5,116)	(5,209)
Capital distributions paid to noncontrolling interests in consolidated joint ventures, net	(372)	(501)
General partner contributions, net	2,175	353,316
Due to Parent	242,689	—
Payment of distributions to preferred unitholders	(55,367)	(49,010)
Payment of distributions to common unitholders	(468,813)	(441,735)
Net cash used in financing activities	(125,782)	(26,834)
Net decrease in cash and cash equivalents	(11,816)	(19,153)
Cash and cash equivalents at beginning of period	34,814	50,080
Cash and cash equivalents at end of period	$22,998	$30,927

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$146,105	$150,212
Cash paid for income taxes	2,979	3,012
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	(41,480)	(30,104)
Decrease in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(4,374)	(3,572)
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	115,632	199,916
Accrual for potential earnout contingency	18,900	12,816
Issuance of common units associated with exchange of exchangeable senior debentures	—	261,166
Note receivable related to sale of property	9,000	—
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	48,424	24,305
Cash paid for acquisition of real estate	$48,424	$24,305
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 and 2014

1. Organization and Description of Business
Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is engaged in the business of owning, acquiring, developing and managing technology-related real estate. The Company is focused on providing data center and colocation solutions for domestic and international tenants across a variety of industry verticals ranging from financial services, cloud and information technology services, to manufacturing, energy, healthcare, and consumer products. As of September 30, 2015, our portfolio consisted of 132 properties, including eight properties held for sale, 14 properties held as investments in unconsolidated joint ventures and developable land, of which 103 are located throughout North America, 23 are located in Europe, three are located in Australia and three are located in Asia. We are diversified in major metropolitan areas where corporate data center and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the United States, the Amsterdam, Dublin, London and Paris metropolitan areas in Europe and the Singapore, Sydney, Melbourne, Hong Kong and Osaka metropolitan areas in the Asia Pacific region. The portfolio consists of Internet gateway and corporate data center properties, technology manufacturing properties and regional or national offices of technology companies.
The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of September 30, 2015, Digital Realty Trust, Inc. owns a 98.0% common interest and a 100.0% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.
On October 9, 2015, we completed the acquisition of Telx Holdings, Inc. from private equity firms ABRY Partners and Berkshire Partners. See Note 17 "Subsequent Events" for further discussion of the acquisition.
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

There are a few differences between the Company and the Operating Partnership, which are reflected in these condensed consolidated financial statements. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how we operate as an interrelated consolidated company. Digital Realty Trust, Inc.’s only material asset is its ownership of partnership interests of the Operating Partnership and a $242.7 million intercompany

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2015 and 2014

loan, which was repaid subsequent to the period covered by this report. As a result, Digital Realty Trust, Inc. generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public securities from time to time and guaranteeing certain unsecured debt of the Operating Partnership and certain of its subsidiaries and affiliates. Digital Realty Trust, Inc. itself has not issued any indebtedness but guarantees the unsecured debt of the Operating Partnership and certain of its subsidiaries and affiliates, as disclosed in these notes.

The Operating Partnership holds substantially all the assets of the Company and holds the ownership interests in the Company’s joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Digital Realty Trust, Inc., which are generally contributed to the Operating Partnership in exchange for partnership units or loaned to Digital Realty Trust, L.P. on a temporary basis prior to contribution in exchange for partnership units, the Operating Partnership generally generates the capital required by the Company’s business primarily through the Operating Partnership’s operations, by the Operating Partnership’s or its affiliates’ direct or indirect incurrence of indebtedness or through the issuance of partnership units.
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
In the sections that combine disclosure of Digital Realty Trust, Inc. and the Operating Partnership, these notes refer to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership is generally the entity that enters into contracts and joint ventures and holds assets and debt, reference to the Company is appropriate because the business is one enterprise and the Company generally operates the business through the Operating Partnership.
(b) Cash Equivalents
For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of September 30, 2015, cash equivalents consist of investments in money market instruments.
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
September 30, 2015 and 2014

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
We capitalized interest of approximately $2.4 million and $5.4 million during the three months ended September 30, 2015 and 2014, respectively, and $9.9 million and $15.6 million during the nine months ended September 30, 2015 and 2014, respectively. We capitalized amounts relating to compensation and other overhead expense of employees direct and incremental to construction and successful leasing activities of approximately $18.2 million and $14.4 million, during the three months ended September 30, 2015 and 2014, respectively, and $46.6 million and $42.3 million during the nine months ended September 30, 2015 and 2014, respectively. Capitalized leasing costs of approximately $37.8 million and $37.1 million are included in improvements to investments in real estate in cash flows from investing activities in the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014, respectively.
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
We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of September 30, 2015 and December 31, 2014, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated income statements. For the three and nine months ended September 30, 2015 and 2014, we had no such

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2015 and 2014

interest or penalties. The tax year 2012 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.
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
September 30, 2015 and 2014

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
Operating revenues from properties in the United States were $334.5 million and $314.9 million and outside the United States were $101.4 million and $97.3 million for the three months ended September 30, 2015 and 2014, respectively. Operating revenues from properties in the United States were $971.6 million and $915.7 million and outside the United States were $291.3 million and $288.6 million for the nine months ended September 30, 2015 and 2014, respectively. We had long-lived assets located in the United States of $5.4 billion and $5.4 billion and outside the United States of $2.6 billion and $2.7 billion as of September 30, 2015 and December 31, 2014, respectively.
Operating revenues from properties located in the United Kingdom were $55.2 million and $55.1 million, or 12.7% and 13.4% of total operating revenues, for the three months ended September 30, 2015 and 2014, respectively. Operating revenues from properties located in the United Kingdom were $160.1 million and $164.5 million, or 12.7% and 13.7% of total operating revenues, for the nine months ended September 30, 2015 and 2014, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these periods. We had long-lived assets located in the United Kingdom of $1.7 billion and $1.7 billion, or 20.9% and 21.3% of total long-lived assets, as of September 30, 2015 and December 31, 2014, respectively. No other foreign country comprised more than 10% of total long-lived assets as of September 30, 2015 and December 31, 2014.

(n) Reclassifications
Certain reclassifications of prior year amounts have been made to conform to the current year presentation. During the three and nine months ended September 30, 2014, $0.1 million and $0.3 million, respectively, were reclassified from rental property operating and maintenance expense to other expense. Additionally, as of December 31, 2014, $6.5 million was reclassified from cash and cash equivalents to restricted cash to correct an immaterial classification error related to certain bank accounts for which certain mortgage lenders have disbursement approval rights.

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
September 30, 2015 and 2014

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
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement Period Adjustments (Topic 805). ASU 2015-16 requires an acquirer in a business combination to recognize provisional amounts when measurements were incomplete as of the end of a reporting period as an adjustment in the reporting period in which the provisional amount is determined. Prior to this standard, the acquirer was required to adjust such provisional amounts by restating prior period financial statements. ASU 2015-16 is effective for the annual period ending December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. The Company elected to early adopt this standard effective with the interim period beginning July 1, 2015 and this standard did not have a material effect on the consolidated financial statements.
3. Investments in Real Estate
We acquired the following real estate properties during the nine months ended September 30, 2015:

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

(4)	Property is subject to a ground lease, which expires in February 2024, with a renewal provision of an additional 28 years upon satisfaction of certain requirements.
Dispositions
We sold the following real estate properties during the nine months ended September 30, 2015:

Location	Metropolitan Area	Date Sold	Gross Proceeds (in millions)		Gain on Sale (in millions)
100 Quannapowitt Parkway	Boston	February 5, 2015	$31.1		$10.1
3300 East Birch Street	Los Angeles	March 31, 2015	14.2		7.5
833 Chestnut Street	Philadelphia	April 30, 2015	160.8	(1)	76.7
			$206.1		$94.3

(1)	Gross proceeds includes a $9.0 million note receivable, which is expected to be collected by year-end.
We have identified certain non-core investment properties we intend to sell as part of our capital recycling strategy. Our capital recycling program is designed to identify non-strategic and underperforming assets that can be sold to generate proceeds that will support the funding of our core investment activity. We expect our capital recycling initiative will likewise have a meaningfully positive impact on overall return on invested capital. In addition, our capital recycling program does not represent a strategic shift, as we are not entirely exiting regions or property types. During this process, we are evaluating the carrying value of certain investment properties identified for potential sale to ensure the carrying value is recoverable in light of a potentially shorter holding period. As a result of our evaluation, during the year ended December 31, 2014, we recognized approximately $126.5 million of impairment losses on five properties located in the Central, East and West regions. The fair

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2015 and 2014

value of the five properties were primarily based on discounted cash flow analysis, and in certain cases, we supplemented the analysis by obtaining broker opinions of value. As of September 30, 2015, three of these five properties met the criteria to be classified as held for sale.
As of September 30, 2015, the Company had taken the necessary actions to conclude that an additional five properties (in addition to the three properties referenced above) to be disposed of as part of our capital recycling strategy met the criteria to be classified as held for sale. As of September 30, 2015, these eight properties had an aggregate carrying value of $173.5 million within total assets and $6.9 million within total liabilities and are shown as assets held for sale and obligations associated with assets held for sale on the condensed consolidated balance sheet. The eight properties are not representative of a significant component of our portfolio, nor do the potential sales represent a significant shift in our strategy.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2015 and 2014

4. Investment in Unconsolidated Joint Ventures
As of September 30, 2015, our investment in unconsolidated joint ventures consists of effective 50% interests in three joint ventures that own data center properties at 2001 Sixth Avenue in Seattle, Washington, 2020 Fifth Avenue in Seattle, Washington and 33 Chun Choi Street in Hong Kong, and effective 20% interests in two joint ventures, one of which owns 10 data center properties with an investment fund managed by Prudential Real Estate Investors (PREI®), and the other which owns one data center property with an affiliate of Griffin Capital Essential Asset REIT, Inc. (GCEAR). The following tables present summarized financial information for the joint ventures as of September 30, 2015 and December 31, 2014 and for the nine months ended September 30, 2015 and 2014 (unaudited, in thousands):

	As of September 30, 2015					Nine Months Ended September 30, 2015
2015	Net Investment in Properties	Total Assets	Debt	Total Liabilities	Equity	Revenues	Property Operating Expense	Net Operating Income	Net Income
Total Unconsolidated Joint Ventures	$763,828	$939,481	$460,418	$558,704	$380,777	$96,407	$(26,431)	$69,976	$28,303
Our investment in and share of equity in earnings of unconsolidated joint ventures					$103,703				$12,170

	As of December 31, 2014					Nine Months Ended September 30, 2014
2014	Net Investment in Properties	Total Assets	Debt	Total Liabilities	Equity	Revenues	Property Operating Expense	Net Operating Income	Net Income
Total Unconsolidated Joint Ventures	$779,752	$942,107	$461,548	$569,895	$372,212	$71,882	$(17,409)	$54,473	$23,350
Our investment in and share of equity in earnings of unconsolidated joint ventures					$94,729				$9,513
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
September 30, 2015 and 2014

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

5. Acquired Intangible Assets and Liabilities
The following summarizes our acquired intangible assets (acquired in-place lease value and acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of September 30, 2015 and December 31, 2014.

	Balance as of
(Amounts in thousands)	September 30, 2015	December 31, 2014
Acquired in-place lease value:
Gross amount	$652,629	$680,419
Accumulated amortization	(460,469)	(452,739)
Net	$192,160	$227,680
Acquired above-market leases:
Gross amount	$118,881	$126,677
Accumulated amortization	(88,264)	(88,072)
Net	$30,617	$38,605
Acquired below-market leases:
Gross amount	$278,514	$282,670
Accumulated amortization	(189,882)	(178,435)
Net	$88,632	$104,235
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $2.2 million and $2.4 million for the three months ended September 30, 2015 and 2014, respectively, and $6.9 million and $7.7 million for the nine months ended September 30, 2015 and 2014, respectively. The expected average remaining lives for acquired below-market leases and acquired above-market leases is 5.6 years and 3.4 years, respectively, as of September 30, 2015. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years and thereafter, commencing October 1, 2015 is as follows:

(Amounts in thousands)
Remainder of 2015	$1,994
2016	7,554
2017	6,143
2018	4,534
2019	4,610
Thereafter	33,180
Total	$58,015

Amortization of acquired in-place lease value (a component of depreciation and amortization expense) was $10.1 million and $16.5 million for the three months ended September 30, 2015 and 2014, respectively, and $32.2 million and $50.0 million for the nine months ended September 30, 2015 and 2014, respectively. The expected average amortization period for acquired in-place lease value is 6.0 years as of September 30, 2015. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 4.6 years as of September 30, 2015. Estimated annual amortization of acquired in-place lease value for each of the five succeeding years and thereafter, commencing October 1, 2015 is as follows:

(Amounts in thousands)
Remainder of 2015	$8,371
2016	31,893
2017	27,367
2018	25,100
2019	22,600
Thereafter	76,829
Total	$192,160

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2015 and 2014

6. Debt of the Company
In this Note 6, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.
The Company itself does not currently have any indebtedness. All debt is currently held directly or indirectly by the Operating Partnership.
Guarantee of Debt
The Company guarantees the Operating Partnership’s obligations with respect to its 5.875% notes due 2020 (2020 Notes), 5.250% notes due 2021 (2021 Notes), 3.950% notes due 2022 (3.950% 2022 Notes), 3.625% notes due 2022 (3.625% 2022 Notes) and its unsecured senior notes sold to Prudential Investment Management, Inc. and certain of its affiliates pursuant to the Amended and Restated Note Purchase and Private Shelf Agreement, as amended, which we refer to as the Prudential Shelf Facility. The Company and the Operating Partnership guarantee the obligations of Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 4.750% notes due 2023 (2023 Notes) and 4.250% notes due 2025 (2025 Notes). Prior to the completion of the Operating Partnership Merger (as defined in Note 7 "Debt of the Operating Partnership"), the Company and the Operating Partnership guaranteed the obligations of Digital Delta Holdings, LLC, a wholly owned subsidiary of Digital Realty Trust, Inc., with respect to its 3.400% Notes due 2020 (3.400% 2020 Notes) and 4.750% Notes due 2025 (4.750% 2025 Notes). Following the completion of the Operating Partnership Merger, the 3.400% 2020 Notes and 4.750% 2025 Notes became the senior unsecured obligations of the Operating Partnership and remain guaranteed by the Company. The Company is also the guarantor of the Operating Partnership’s and its subsidiary borrowers’ obligations under the global revolving credit facility and unsecured term loan.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2015 and 2014

7. Debt of the Operating Partnership
A summary of outstanding indebtedness of the Operating Partnership as of September 30, 2015 and December 31, 2014 is as follows (in thousands):

Indebtedness	Interest Rate at September 30, 2015		Maturity Date		Principal Outstanding September 30, 2015		Principal Outstanding December 31, 2014
Global revolving credit facility	Various	(1)	Nov 3, 2017		$688,957	(2)	$525,951	(2)
Unsecured term loan	Various	(3)(6)	Apr 16, 2017		938,276	(4)	976,600	(4)
Unsecured senior notes:
Prudential Shelf Facility:
Series C	9.680%		Jan 6, 2016		25,000		25,000
Series D	4.570%		Jan 20, 2015		—	(7)	50,000
Series E	5.730%		Jan 20, 2017		50,000		50,000
Series F	4.500%		Feb 3, 2015		—	(7)	17,000
Total Prudential Shelf Facility					75,000		142,000
Senior Notes:
4.50% notes due 2015	4.500%		Jul 15, 2015	(8)	—		375,000
5.875% notes due 2020	5.875%		Feb 1, 2020		500,000		500,000
5.25% notes due 2021	5.250%		Mar 15, 2021		400,000		400,000
3.95% notes due 2022	3.950%		Jul 1, 2022	(9)	500,000		—
3.625% notes due 2022	3.625%		Oct 1, 2022		300,000		300,000
4.75% notes due 2023	4.750%		Oct 13, 2023		453,840	(10)	467,310	(10)
4.25% notes due 2025	4.250%		Jan 17, 2025		605,120	(10)	623,080	(10)
Unamortized discounts					(17,601)		(15,632)
Total senior notes, net of discount					2,741,359		2,649,758
Total unsecured senior notes, net of discount					2,816,359		2,791,758

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2015 and 2014

Indebtedness	Interest Rate at September 30, 2015	Maturity Date	Principal Outstanding September 30, 2015		Principal Outstanding December 31, 2014
Mortgage loans:
200 Paul Avenue 1-4 (5)	5.74%	Oct 8, 2015	—	(11)	68,665
2045 & 2055 Lafayette Street (5)	5.93%	Feb 6, 2017	61,728		62,563
34551 Ardenwood Boulevard 1-4 (5)	5.95%	Nov 11, 2016	50,700		51,339
1100 Space Park Drive (5)	5.89%	Dec 11, 2016	50,648		51,295
600 West Seventh Street	5.80%	Mar 15, 2016	46,466		47,825
150 South First Street (5)	6.30%	Feb 6, 2017	48,699		49,316
2334 Lundy Place (5)	5.96%	Nov 11, 2016	36,875		37,340
8025 North Interstate 35	4.09%	Mar 6, 2016	5,857		6,057
731 East Trade Street	8.22%	Jul 1, 2020	3,539		3,836
Unamortized net premiums			475		582
Total mortgage loans, including premiums			304,987		378,818
Total indebtedness			$4,748,579		$4,673,127
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

(2)	Balances as of September 30, 2015 and December 31, 2014 are as follows (balances, in thousands):

Denomination of Draw	Balance as of September 30, 2015		Weighted-average interest rate	Balance as of December 31, 2014		Weighted-average interest rate
Floating Rate Borrowing (a)
U.S. dollar ($)	$50,000		1.29%	$90,000		1.27%
British pound sterling (£)	110,434	(c)	1.62%	132,716	(d)	1.61%
Euro (€)	214,822	(c)	1.00%	58,071	(d)	1.13%
Australian dollar (AUD)	88,497	(c)	3.15%	72,676	(d)	3.74%
Hong Kong dollar (HKD)	88,476	(c)	1.36%	79,336	(d)	1.34%
Japanese yen (JPY)	14,265	(c)	1.13%	13,201	(d)	1.17%
Singapore dollar (SGD)	46,475	(c)	2.42%	6,565	(d)	1.64%
Canadian dollar (CAD)	70,988	(c)	1.86%	62,386	(d)	2.39%
Total	$683,957		1.63%	$514,951		1.84%
Base Rate Borrowing (b)
U.S. dollar ($)	$5,000		3.35%	$11,000		3.35%
Total borrowings	$688,957		1.65%	$525,951		1.87%

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

(c)	Based on exchange rates of $1.51 to £1.00, $1.12 to €1.00, $0.70 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY, $0.70 to 1.00 SGD and $0.75 to 1.00 CAD, respectively, as of September 30, 2015.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2015 and 2014

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

(4)	Balances as of September 30, 2015 and December 31, 2014 are as follows (balances, in thousands):

Denomination of Draw	Balance as of September 30, 2015		Weighted-average interest rate		Balance as of December 31, 2014		Weighted-average interest rate
U.S. dollar ($)	$410,905		1.40%	(b)	$410,905		1.36%	(d)
Singapore dollar (SGD)	160,659	(a)	2.08%	(b)	172,426	(c)	1.45%	(d)
British pound sterling (£)	182,935	(a)	1.78%		188,365	(c)	1.76%
Euro (€)	111,211	(a)	1.20%		120,375	(c)	1.22%
Australian dollar (AUD)	72,566	(a)	3.34%		84,529	(c)	3.98%
Total	$938,276		1.72%	(b)	$976,600		1.66%	(d)

(a)	Based on exchange rates of $0.70 to 1.00 SGD, $1.51 to £1.00, $1.12 to €1.00 and $0.70 to 1.00 AUD, respectively, as of September 30, 2015.

(b)
As of September 30, 2015, the weighted-average interest rate reflecting interest rate swaps was 1.88% (U.S. dollar), 2.16% (Singapore dollar) and 1.94% (Total). See Note 14 "Derivative Instruments" for further discussion on interest rate swaps.

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

(8)
On May 26, 2015, the Operating Partnership redeemed the entire outstanding principal amount of its 4.500% Notes due 2015 (2015 Notes), at a redemption price of 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest thereon up to, but excluding, the redemption date.

(9)
On June 23, 2015, the Operating Partnership issued $500.0 million in aggregate principal amount of notes, maturing on July 1, 2022 with an interest rate of 3.950% per annum. The purchase price paid by the initial purchasers was 99.236% of the principal amount.

(10)	Based on exchange rate of $1.51 to £1.00 as of September 30, 2015 and $1.56 to £1.00 as of December 31, 2014.

(11)	This loan was repaid in full in September 2015.

 Global Revolving Credit Facility
On August 15, 2013, the Operating Partnership refinanced its global revolving credit facility, increasing its total borrowing capacity to $2.0 billion from $1.8 billion. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to $2.55 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on November 3, 2017, with two six-month extension options available. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 110 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling, Swiss franc, Japanese yen and Mexican peso denominations. As of September 30, 2015, interest rates are based on 1-month LIBOR, 1-month GBP LIBOR, 1-month EURIBOR, 1-month BBR, 1-month HIBOR, 1-month JPY LIBOR, 1-month SOR and 1-month

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2015 and 2014

CDOR plus a margin of 1.10%. The facility also bore a base borrowing rate of 3.35% (USD) which is based on U.S. Prime Rate plus a margin of 0.10%. We have used and intend to use available borrowings under the global revolving credit facility to acquire additional properties, to fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of September 30, 2015, we have capitalized approximately $18.0 million of financing costs related to the global revolving credit facility. As of September 30, 2015, approximately $689.0 million was drawn under the global revolving credit facility and $5.5 million of letters of credit were issued.
The global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of September 30, 2015, we were in compliance with all of such covenants.
Unsecured Term Loan
On August 15, 2013, we refinanced the senior unsecured multi-currency term loan facility, increasing its total borrowing capacity to $1.0 billion from $750.0 million. Pursuant to the accordion feature, total commitments can be increased to $1.1 billion, subject to the receipt of lender commitments and other conditions precedent. The facility matures on April 16, 2017, with two six-month extension options available. Interest rates are based on our senior unsecured debt ratings and are currently 120 basis points over the applicable index for floating rate advances. Funds may be drawn in U.S., Singapore and Australian dollars, as well as Euro and British pound sterling denominations with the option to add Hong Kong dollars and Japanese yen upon an accordion exercise. Based on exchange rates in effect at September 30, 2015, the balance outstanding is approximately $938.3 million. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under this loan are consistent with our global revolving credit facility and, as of September 30, 2015, we were in compliance with all of such covenants. As of September 30, 2015, we have capitalized approximately $8.4 million of financing costs related to the unsecured term loan.
3.950% Notes due 2022
On June 23, 2015, the Operating Partnership issued $500.0 million in aggregate principal amount of notes, maturing on July 1, 2022 with an interest rate of 3.950% per annum (the 3.950% 2022 Notes). The public offering price was 99.236% of the principal amount. The 3.950% 2022 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. Interest on the 3.950% 2022 Notes is payable on January 1 and July 1 of each year, beginning on January 1, 2016. The net proceeds from the offering after deducting the original issue discount of approximately $3.8 million and underwriting commissions and expenses of approximately $4.4 million was approximately $491.8 million. The Operating Partnership will use the net proceeds from the offering of the 3.950% 2022 Notes to fund certain eligible green projects, including the development and redevelopment of such projects. Pending such uses, the Operating Partnership temporarily repaid borrowings under its global revolving credit facility. The 3.950% 2022 Notes have been reflected net of discount in the condensed consolidated balance sheet. The indenture governing the 3.950% 2022 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At September 30, 2015, we were in compliance with each of these financial covenants.
3.400% Notes due 2020 and 4.750% Notes due 2025
On October 1, 2015, Digital Delta Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of Digital Realty Trust, Inc., issued $500.0 million aggregate principal amount of its 3.400% Notes due 2020 (the “3.400% 2020 Notes”) and $450.0 million aggregate principal amount of its 4.750% Notes due 2025 (the “4.750% 2025 Notes” and together with the 3.400% 2020 Notes, the “Delta Holdings Notes”), fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. The terms of the Delta Holdings Notes are governed by an indenture, dated as of October 1, 2015, by and among Digital Delta Holdings, LLC, as issuer, Digital Realty Trust, Inc. and Digital Realty Trust, L.P., as guarantors, and Wells Fargo Bank, National Association, as trustee. The indenture contains various restrictive covenants, including

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2015 and 2014

limitations on the ability of Digital Realty Trust, L.P. and its subsidiaries to incur additional indebtedness and requirements to maintain a pool of unencumbered assets.
Digital Delta Holdings, LLC used the net proceeds from the offering to fund a portion of the aggregate purchase price for the acquisition of Telx Holdings, Inc. (the “Telx Acquisition”).
The purchase price paid by the initial purchasers for the 3.400% 2020 Notes and 4.750% 2025 Notes was 99.777% and 100.000% of the principal amount thereof, respectively. The 3.400% 2020 Notes and 4.750% 2025 Notes bear interest at 3.400% and 4.750% per annum, respectively. Interest is payable on April 1 and October 1 of each year, beginning April 1, 2016, until the respective maturity dates of October 1, 2020 and October 1, 2025.
Pursuant to the terms of the indenture, within five business days following the consummation of the Telx Acquisition, Digital Delta Holdings, LLC was required to merge with and into Digital Realty Trust, L.P., with Digital Realty Trust, L.P. surviving the merger (the “Operating Partnership Merger”) and to assume Digital Delta Holdings, LLC’s obligations under the Delta Holdings Notes and the related indenture and registration rights agreement by operation of law. The Operating Partnership Merger was consummated on October 13, 2015.
Subsequent to the Operating Partnership Merger, the Notes are the Operating Partnership’s senior unsecured obligations and rank equally in right of payment with all of the Operating Partnership’s other unsecured and unsubordinated indebtedness from time to time outstanding. However, the Delta Holdings Notes are effectively subordinated in right of payment to all of the operating partnership’s existing and future secured indebtedness (to the extent of the collateral securing the same) and to all existing and future liabilities and preferred equity of the Operating Partnership’s subsidiaries. Prior to the completion of the Operating Partnership Merger, Digital Realty Trust, Inc. and the Operating Partnership guaranteed the obligations of the Delta Holdings Notes. Following the completion of the Operating Partnership Merger, the Delta Holdings Notes became the senior unsecured obligations of the Operating Partnership and remained guaranteed by Digital Realty Trust, Inc.
The Delta Holdings Notes will be redeemable in whole at any time or in part from time to time, at the Operating Partnership’s option, at a redemption price equal to the sum of:

•	an amount equal to 100% of the principal amount of the Delta Holdings Notes to be redeemed plus accrued and unpaid interest up to, but not including, the redemption date; and

•	a make-whole premium calculated in accordance with the indenture.
Notwithstanding the foregoing, if any of the 3.400% 2020 Notes are redeemed on or after September 1, 2020 or if any of the 4.750% 2025 Notes are redeemed on or after July 1, 2025, the redemption price will not include a make-whole premium.
Due to Parent Company

On August 24, 2015, Digital Realty Trust, Inc. completed an underwritten public offering of 10,000,000 shares of 6.350% Series I Cumulative Redeemable Preferred Stock (the "Series I Preferred Stock"), for net proceeds of approximately $242.7 million after deducting the underwriting discount. Digital Realty Trust, Inc. used the net proceeds from the offering to fund a portion of the aggregate purchase price for the Telx Acquisition. Pending the closing of the Telx Acquisition, Digital Realty Trust, Inc. loaned the net proceeds from the Series I Preferred Stock offering of approximately $242.7 million to the Operating Partnership.  The intercompany note was scheduled to mature on January 11, 2016 with an interest rate of 4.50% per annum.  As of September 30, 2015, the full amount of the intercompany note was outstanding and approximately $1.2 million of accrued interest was recorded during the three months ended September 30, 2015.  On October 8, 2015, the Operating Partnership repaid the intercompany note in full, with accrued interest, in the amount of $244.1 million.  On October 13, 2015, in connection with the consummation of the Operating Partnership Merger, the Operating Partnership issued to Digital Realty Trust, Inc. 10,000,000 series I cumulative redeemable preferred units with substantially identical terms as the Series I Preferred Stock.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2015 and 2014

The table below summarizes our debt maturities and principal payments as of September 30, 2015 (in thousands):

	Global Revolving Credit Facility(1)	Unsecured Term Loan (1)	Prudential Shelf Facility	Senior Notes	Mortgage Loans	Total Debt
Remainder of 2015	$—	$—	$—	$—	$1,768	$1,768
2016	—	—	25,000	—	191,979	216,979
2017	688,957	938,276	50,000	—	108,395	1,785,628
2018	—	—	—	—	593	593
2019	—	—	—	—	644	644
Thereafter	—	—	—	2,758,960	1,133	2,760,093
Subtotal	$688,957	$938,276	$75,000	$2,758,960	$304,512	$4,765,705
Unamortized discount	—	—	—	(17,601)	—	(17,601)
Unamortized premium	—	—	—	—	475	475
Total	$688,957	$938,276	$75,000	$2,741,359	$304,987	$4,748,579

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2015 and 2014

8. Income per Share
The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income available to common stockholders	$38,522	$109,314	$257,305	$185,010
Weighted average shares outstanding—basic	135,832,503	135,492,618	135,782,831	132,635,894
Potentially dilutive common shares:
Stock options	19,983	52,629	20,629	46,649
Unvested incentive units	86,190	129,024	65,752	61,122
Series I Cumulative Redeemable Preferred Stock	1,703,182	—	567,727	—
Market performance-based awards	618,078	272,262	483,538	109,301
Weighted average shares outstanding—diluted	138,259,936	135,946,533	136,920,477	132,852,966
Income per share:
Basic	$0.28	$0.81	$1.89	$1.39
Diluted	$0.28	$0.80	$1.88	$1.39
We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	2,635,444	2,815,512	2,698,215	2,745,730
Potentially dilutive 2029 Debentures	—	—	—	2,617,790
Potentially dilutive Series E Cumulative Redeemable Preferred Stock	4,567,661	4,673,322	4,440,429	5,136,112
Potentially dilutive Series F Cumulative Redeemable Preferred Stock	2,896,800	2,963,810	2,816,110	3,257,310
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	3,960,900	4,052,525	3,850,569	4,453,839
Potentially dilutive Series H Cumulative Redeemable Preferred Stock	5,804,286	5,938,553	5,642,608	4,111,306
Shares subject to Forward Equity Offering	10,500,000	—	10,500,000	—
	30,365,091	20,443,722	29,947,931	22,322,087

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2015 and 2014

9. Income per Unit
The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income available to common unitholders	$38,116	$111,586	$261,302	$188,848
Weighted average units outstanding—basic	138,467,947	138,308,130	138,481,046	135,381,624
Potentially dilutive common units:
Stock options	19,983	52,629	20,629	46,649
Unvested incentive units	86,190	129,024	65,752	61,122
Market performance-based awards	618,078	272,262	483,538	109,301
Weighted average units outstanding—diluted	139,192,198	138,762,045	139,050,965	135,598,696
Income per unit:
Basic	$0.28	$0.81	$1.89	$1.39
Diluted	$0.27	$0.80	$1.88	$1.39
We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Potentially dilutive 2029 Debentures	—	1,121,910	—	3,948,379
Potentially dilutive Series E Cumulative Redeemable Preferred Units	4,567,661	5,060,744	4,440,429	5,367,507
Potentially dilutive Series F Cumulative Redeemable Preferred Units	2,896,800	3,209,512	2,816,110	3,404,060
Potentially dilutive Series G Cumulative Redeemable Preferred Units	3,960,900	4,388,483	3,850,569	4,654,496
Potentially dilutive Series H Cumulative Redeemable Preferred Units	5,804,286	6,437,332	5,642,608	3,449,841
Units subject to Forward Equity Offering	10,500,000	—	10,500,000	—
	27,729,647	20,217,981	27,249,716	20,824,283

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2015 and 2014

10. Income Taxes
Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on earnings distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2015. As such, no provision for federal income taxes has been included in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014.
The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying condensed consolidated financial statements.
We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the three and nine months ended September 30, 2015 and 2014.
For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in the income statement. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the three and nine months ended September 30, 2015 and 2014. As of September 30, 2015, we had deferred tax liabilities, net of deferred tax assets, of approximately $135.4 million primarily related to our foreign properties. The majority of our net deferred tax liability relates to differences between tax basis and book basis of the assets acquired in the Sentrum Portfolio acquisition during 2012.
11. Equity and Accumulated Other Comprehensive Income, Net
(a) Equity Distribution Agreements
Digital Realty Trust, Inc. entered into equity distribution agreements in June 2011, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Cumulatively through September 30, 2015, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the nine months ended September 30, 2015 and 2014. As of September 30, 2015, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.
(b) Forward Equity Sale

On July 20, 2015, Digital Realty Trust, Inc. completed an underwritten public offering of 10,500,000 shares of its common stock, all of which were offered in connection with forward sale agreements it entered into with certain financial institutions acting as forward purchasers. The forward purchasers borrowed and sold 10,500,000 shares of Digital Realty Trust, Inc.’s common stock in the public offering.

Digital Realty Trust, Inc. did not receive any proceeds from the sale of our common stock by the forward purchasers in the public offering. On October 8, 2015, Digital Realty Trust, Inc. physically settled in full the forward sale agreements by issuing an aggregate of 10,500,000 shares of its common stock to the forward counterparties in exchange for net proceeds of

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2015 and 2014

approximately $674.1 million. Digital Realty Trust, Inc. used the net proceeds from the physical settlement of the forward sale agreements to fund a portion of the Telx Acquisition.
(c) Redeemable Preferred Stock
6.350% Series I Cumulative Redeemable Preferred Stock
On August 24, 2015, Digital Realty Trust, Inc. issued 10,000,000 shares of its 6.350% series I cumulative redeemable preferred stock (the "Series I Preferred Stock") for net proceeds of approximately $241.7 million. We used the net proceeds from the offering to fund a portion of the aggregate purchase price for the Telx Acquisition. Prior to the closing of the Telx Acquisition, we loaned the net proceeds from the offering to the Operating Partnership. Dividends are cumulative on the Series I Preferred Stock from the date of original issuance in the amount of $1.5875 per share each year, which is equivalent to 6.350% of the $25.00 liquidation preference per share. Dividends on the Series I Preferred Stock are payable quarterly in arrears. The first dividend payable on the Series I Preferred Stock on December 31, 2015 will be a pro rata dividend from and including the original issue date to and including December 31, 2015 in the amount of $0.56003 per share. The Series I Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series I Preferred Stock will rank senior to Digital Realty Trust, Inc. common stock and rank on parity with Digital Realty Trust, Inc.’s series E cumulative redeemable preferred stock, series F cumulative redeemable preferred stock, series G cumulative redeemable preferred stock and series H cumulative redeemable preferred stock with respect to the payment of distributions and other amounts. Digital Realty Trust, Inc. is not allowed to redeem the Series I Preferred Stock before August 24, 2020, except in limited circumstances to preserve its status as a REIT. On or after August 24, 2020, Digital Realty Trust, Inc. may, at its option, redeem the Series I Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series I Preferred Stock up to but excluding the redemption date. Holders of the Series I Preferred Stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) is listed on the New York Stock Exchange, the NYSE MKT, LLC or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of Series I Preferred Stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the Series I Preferred Stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the Series I Preferred Stock) to convert some or all of the Series I Preferred Stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of Series I Preferred Stock to be converted equal to the lesser of:

the quotient obtained by dividing (i) the sum of the $25.00 liquidation preference plus the amount of any accrued and unpaid dividends to, but not including, the change of control conversion date (unless the change of control conversion date is after a record date for a Series I Preferred Stock dividend payment and prior to the corresponding Series I Preferred Stock dividend payment date, in which case no additional amount for such accrued and unpaid dividend will be included in this sum) by (ii) the common stock price specified in the Articles Supplementary governing the Series I Preferred Stock; and 0.76231, or the share cap, subject to certain adjustments;

subject, in each case, to provisions for the receipt of alternative consideration as described in the Articles Supplementary governing the Series I Preferred Stock. Except in connection with specified change of control transactions, the Series I Preferred Stock is not convertible into or exchangeable for any other property or securities of Digital Realty Trust, Inc.

(d) Noncontrolling Interests in Operating Partnership
Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interests in the Operating Partnership as of September 30, 2015 and December 31, 2014:

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2015 and 2014

	September 30, 2015		December 31, 2014
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	135,843,684	98.0%	135,626,255	97.8%
Noncontrolling interests consist of:
Common units held by third parties	1,421,314	1.0	1,463,814	1.1
Incentive units held by employees and directors (see Note 13)	1,414,299	1.0	1,549,847	1.1
	138,679,297	100.0%	138,639,916	100.0%
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
The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $170.5 million and $179.0 million based on the closing market price of Digital Realty Trust, Inc. common stock on September 30, 2015 and December 31, 2014, respectively.
The following table shows activity for the noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2015:

	Common Units	Incentive Units	Total
As of December 31, 2014	1,463,814	1,549,847	3,013,661
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(42,500)	—	(42,500)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(76,087)	(76,087)
Cancellation of incentive units held by employees and directors	—	(150,140)	(150,140)
Grant of incentive units to employees and directors	—	90,679	90,679
As of September 30, 2015	1,421,314	1,414,299	2,835,613

(1)
This redemption was recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet of Digital Realty Trust, Inc.

(e) Dividends
We have declared and paid the following dividends on our common and preferred stock for the nine months ended September 30, 2015 (in thousands, except per share data):

Date dividend declared	Dividend payment date	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series H Preferred Stock	Common Stock
February 25, 2015	March 31, 2015	$5,031	$3,023	$3,672	$6,730	$115,419
May 12, 2015	June 30, 2015	5,031	3,023	3,672	6,730	115,458
August 11, 2015	September 30, 2015	5,031	3,023	3,672	6,730	115,454
		$15,093	$9,069	$11,016	$20,190	$346,331

Annual rate of dividend per share		$1.750	$1.656	$1.469	$1.844	$3.400

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2015 and 2014

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
(f) Accumulated Other Comprehensive Income, Net
The accumulated balances for each item within other comprehensive income, net are as follows (in thousands):

	Foreign currency translation adjustments		Cash flow hedge adjustments	Accumulated other comprehensive income (loss), net
Balance as of December 31, 2014	$(39,567)		$(5,479)	$(45,046)
Net current period change	(40,688)	(1)	(4,290)	(44,978)
Reclassification to interest expense from interest rate swaps	—		2,036	2,036
Balance as of September 30, 2015	$(80,255)		$(7,733)	$(87,988)

(1) During the first nine months of 2015, the U.S. dollar was generally stronger against the other currencies in which we transacted business, primarily the Euro and British pound sterling.

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

The redemption value of the limited partners’ common units and the vested incentive units was approximately $170.5 million and $179.0 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on September 30, 2015 and December 31, 2014, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2015 and 2014

(c) Distributions
All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s board of directors. The Operating Partnership has declared and paid the following distributions on its common and preferred units for the nine months ended September 30, 2015 (in thousands, except for per unit data):

Date distribution declared	Distribution payment date	Series E Preferred Units	Series F Preferred Units	Series G Preferred Units	Series H Preferred Units	Common Units
February 25, 2015	March 31, 2015	$5,031	$3,023	$3,672	$6,730	$117,896
May 12, 2015	June 30, 2015	5,031	3,023	3,672	6,730	117,938
August 11, 2015	September 30, 2015	5,031	3,023	3,672	6,730	117,962
		$15,093	$9,069	$11,016	$20,190	$353,796

Annual rate of distribution per unit		$1.750	$1.656	$1.469	$1.844	$3.400

(d) Accumulated Other Comprehensive Income
The accumulated balances for each item within other comprehensive income are as follows (in thousands):

	Foreign currency translation adjustments		Cash flow hedge adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2014	$(42,138)		$(6,295)	$(48,433)
Net current period change	(41,480)	(1)	(4,374)	(45,854)
Reclassification to interest expense from interest rate swaps	—		2,077	2,077
Balance as of September 30, 2015	$(83,618)		$(8,592)	$(92,210)

(1) During the first nine months of 2015, the U.S. dollar was generally stronger against the other currencies in which we transacted business, primarily the Euro and British pound sterling.

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
September 30, 2015 and 2014

Plan became effective and replaced the Amended and Restated 2004 Incentive Award Plan as of the date of such stockholder approval. The material features of the 2014 Incentive Award Plan are described in our definitive Proxy Statement filed on March 19, 2014 in connection with the 2014 Annual Meeting, which description is incorporated herein by reference.
As of September 30, 2015, 4,775,319 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the 2014 Incentive Award Plan. Each long-term incentive unit and Class D Unit issued under the 2014 Incentive Award Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2014 Incentive Award Plan and the individual award limits set forth therein.
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

Below is a summary of our long-term incentive unit activity for the nine months ended September 30, 2015.

Unvested Long-term Incentive Units	Units	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	314,415	$59.34
Granted	90,679	64.79
Vested	(157,300)	60.25
Cancelled or expired	(22,496)	58.13
Unvested, end of period	225,298	61.03
The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the grant date, are being expensed on a straight-line basis for service awards over four years, the current vesting period of the long-term incentive units.
Excluding the impact of our former Chief Executive Officer's equity acceleration in 2014 and subsequent cancellation in 2015, the expense recorded for the three months ended September 30, 2015 and 2014 related to long-term incentive units was approximately $1.5 million and $1.5 million, respectively, and approximately $4.6 million and $5.2 million for the nine months ended September 30, 2015 and 2014, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.0 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $1.1 million and $1.1 million for the nine months ended September 30, 2015 and 2014, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $8.7 million and $9.3 million as of September 30, 2015 and December 31, 2014, respectively. We expect to recognize this unearned compensation over the next 2.3 years on a weighted-average basis.

(b) Market Performance-Based Awards
During the nine months ended September 30, 2015 and 2014, the Compensation Committee of the Board of Directors of the Company approved the grant of market performance-based Class D Units of the Operating Partnership and market performance-based restricted stock units, or RSUs, covering shares of the Company’s common stock (collectively, the “awards”), under the Amended and Restated 2004 Incentive Award Plan and 2014 Incentive Plan, respectively, to officers and employees of the Company.
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
September 30, 2015 and 2014

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
As of September 30, 2015, 1,148,991 Class D Units and 368,878 market performance-based RSUs had been awarded to our executive officers and other employees. The number of units granted reflects the maximum number of Class D units or market performance-based RSUs, as applicable, which will become vested assuming the achievement of the highest level of RMS Relative Market Performance under the awards and, in the case of the Class D units, also includes dividend equivalent units. The fair value of these awards of approximately $34.3 million will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years. The unearned compensation as of September 30, 2015 and December 31, 2014 was $18.9 million and $9.5 million, respectively, net of cancellations. As of September 30, 2015, none of the above awards had vested. We recognized compensation expense related to these awards of approximately $2.1 million and $0.8 million in the three months ended September 30, 2015 and 2014, respectively, and approximately $5.4 million and $2.2 million in the nine months ended September 30, 2015 and 2014, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $2.5 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $3.6 million and $1.0 million for the

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2015 and 2014

nine months ended September 30, 2015 and 2014, respectively. If the market conditions are not met, at the end of the applicable performance periods, the unamortized amount will be recognized as an expense at that time.
(c) Stock Options
The following table summarizes the Amended and Restated 2004 Incentive Award Plan’s stock option activity for the nine-month period ended September 30, 2015:

	Period Ended September 30, 2015
	Shares	Weighted average exercise price
Options outstanding, beginning of period	80,933	$37.25
Exercised	(26,961)	29.61
Options outstanding, end of period	53,972	$41.07
Exercisable, end of period	53,972	$41.07
The following table summarizes information about stock options outstanding and exercisable as of September 30, 2015:

Options outstanding and exercisable
Exercise price	Number outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Aggregate intrinsic value
$33.18	4,175	1.09	33.18	$134,185
$41.73	49,797	1.59	41.73	1,174,711
Total / Weighted-average	53,972	1.55	$41.07	$1,308,896

(d) Restricted Stock
Below is a summary of our restricted stock activity for the nine months ended September 30, 2015.

Unvested Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	302,298	$57.10
Granted	105,165	66.65
Vested	(90,871)	59.48
Cancelled or expired	(33,284)	57.16
Unvested, end of period	283,308	61.25
The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the grant date, are being expensed on a straight-line basis for service awards over the vesting period of the restricted stock, which ranges from three to four years.
The expense recorded for the three months ended September 30, 2015 and 2014 related to grants of restricted stock was approximately $0.7 million and $0.4 million, respectively, and approximately $1.8 million and $1.9 million for the nine months ended September 30, 2015 and 2014, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.6 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $2.1 million and $2.0 million for the nine months ended September 30, 2015 and 2014, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $11.9 million and $10.4 million as of September 30, 2015 and December 31, 2014, respectively. We expect to recognize this unearned compensation over the next 2.6 years on a weighted-average basis.

14. Derivative Instruments

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2015 and 2014

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2015 or December 31, 2014.
As of September 30, 2015 and December 31, 2014, we had the following outstanding interest rate derivatives that were designated as effective cash flow hedges of interest rate risk (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of September 30, 2015		As of December 31, 2014		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of September 30, 2015	As of December 31, 2014
Currently-paying contracts
$335,905	(1)	$410,905	(1)	Swap	0.717	Various	Various	$(1,502)	$(241)
133,237	(2)	142,965	(2)	Swap	0.925	July 17, 2012	April 18, 2017	1,435	669
469,142		553,870						(67)	428
Forward-starting contracts
—	(3)	150,000		Forward-starting Swap	2.091	July 15, 2014	July 15, 2019	—	(2,837)
Total
$469,142		$703,870						$(67)	$(2,409)

(1)	Represents the U.S. dollar tranche of the unsecured term loan.

(2)
Represents a portion of the Singapore dollar tranche of the unsecured term loan. Translation to U.S. dollars is based on exchange rate of $0.70 to 1.00 SGD as of September 30, 2015 and $0.75 to 1.00 SGD as of December 31, 2014.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2015 and 2014

As of September 30, 2015, we estimate that an additional $1.9 million will be reclassified as an increase to interest expense during the twelve months ended September 30, 2016, when the hedged forecasted transactions impact earnings.

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
The Company’s disclosures of estimated fair value of financial instruments at September 30, 2015 and December 31, 2014 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.
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
As of September 30, 2015 and December 31, 2014, the aggregate estimated fair value and carrying value of our global revolving credit facility, unsecured term loan, unsecured senior notes and mortgage loans were as follows (in thousands):

	Categorization under the fair value hierarchy	As of September 30, 2015		As of December 31, 2014
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Global revolving credit facility (1)	Level 2	$688,957	$688,957	$525,951	$525,951
Unsecured term loan (2)	Level 2	938,276	938,276	976,600	976,600
Unsecured senior notes (3)(4)	Level 2	2,963,204	2,816,359	2,968,073	2,791,758
Mortgage loans (3)	Level 2	319,222	304,987	399,569	378,818
		$4,909,659	$4,748,579	$4,870,193	$4,673,127

(1)	The carrying value of our global revolving credit facility approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

(2)	The carrying value of our unsecured term loan approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

(3)
Valuations for our unsecured senior notes and mortgage loans are determined based on the expected future payments discounted at risk-adjusted rates. The 2020 Notes, 2021 Notes, 3.950% 2022 Notes, 3.625% 2022 Notes, 2023 Notes and 2025 Notes are valued based on quoted market prices.

(4)
The carrying value of the 2020 Notes, 2021 Notes, 3.625% 2022 Notes, 3.950% 2022 Notes, 2023 Notes and 2025 Notes are net of discount of $17,601 and $15,632 in the aggregate as of September 30, 2015 and December 31, 2014, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2015 and 2014

16. Commitments and Contingencies
(a) Contingent liabilities
As part of the acquisition of 29A International Business Park, an asset acquisition in 2010, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined in the agreements for the acquisition. As of December 31, 2014, certain leases executed subsequent to the acquisition caused an amount to become probable of payment and therefore approximately $12.4 million had been accrued in accounts payable and accrued liabilities and capitalized to buildings and improvements in the condensed consolidated balance sheet as of December 31, 2014 and an earnout payment was made during the three months ended June 30, 2015 in the amount of $17.5 million SGD (or approximately $13.0 million based on the exchange rate on the date of payment). As of September 30, 2015, $18.9 million had been accrued and capitalized for additional earnout payments. The second and third tranches of the earnout payments are forecasted to be made in 2016 and 2020, respectively. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $35.2 million based on the exchange rate as of September 30, 2015). The earnout contingency expires in November 2020.
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
As part of the acquisition of the Sentrum Portfolio in July 2012, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of contingent consideration was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). We have adjusted the contingent consideration to fair value at each reporting date with changes in fair value recognized in operating income. During the nine months ended September 30, 2015, we reduced the fair value by approximately £30.3 million. The adjustment was the result of an evaluation by management that no additional leases would be executed for vacant space by July 11, 2015, the contingency expiration date. The final payment on the earnout was made in August 2015. We made earnout payments of approximately £6.2 million (or approximately $10.3 million based on the exchange rates as of the date of each payment) during the nine months ended September 30, 2014. We made earnout payments of approximately £0.7 million (or approximately $1.1 million based on the exchange rates as of the date of each payment) during the nine months ended September 30, 2015. The change in fair value of contingent consideration for Sentrum was recorded as an increase to operating expense of approximately $0 and $1.5 million for the three months ended September 30, 2015 and 2014, respectively. The change in fair value of contingent consideration for Sentrum was recorded as a reduction to operating expense of approximately $43.0 million and $4.1 million for the nine months ended September 30, 2015 and 2014, respectively.
(b) Construction Commitments
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At September 30, 2015, we had open commitments related to construction contracts of approximately $135.6 million.
(c) Legal Proceedings
Although the Company is involved in legal proceedings arising in the ordinary course of business, as of September 30, 2015, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2015 and 2014

17. Subsequent Events
On October 9, 2015, the Company completed the Telx Acquisition, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 13, 2015, by and among the Company, Digital Delta, Inc., a Delaware corporation and wholly owned subsidiary of the Company, Telx Holdings, Inc. and BSR LLC, as representative of the sellers. The purchase price for the Telx Acquisition was approximately $1.886 billion (subject to certain adjustments contemplated by the Merger Agreement). The purchase price was paid in cash and was funded with the net proceeds from the (i) public offering of 10,000,000 shares of the Company’s 6.350% series I cumulative redeemable preferred stock, par value $0.01 per share, with a liquidation preference of $25.00 per share, completed on August 24, 2015, (ii) private placement by Digital Delta Holdings, LLC, a Delaware limited liability company and then-wholly owned subsidiary of the Company, of $500 million aggregate principal amount of its 3.400% Notes due 2020 and $450 million aggregate principal amount of its 4.750% Notes due 2025 completed on October 1, 2015, and (iii) sale of 10,500,000 shares of the Company’s common stock on October 8, 2015 for net proceeds of approximately $674.1 million pursuant to certain forward sale agreements entered into in connection with the underwritten public offering of the Company’s common stock completed on July 20, 2015.
On October 13, 2015, the Company, as sole general partner of the Operating Partnership executed the Fourteenth Amended and Restated Agreement of Limited Partnership of the Operating Partnership in connection with the Operating Partnership’s issuance to the Company of 10,000,000 of its 6.350% series I cumulative redeemable preferred units of partnership interests, or the series I preferred units, as partial consideration for the Operating Partnership Merger. The series I preferred units have substantially similar rights, preferences and other privileges as the series I preferred stock.

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
As of September 30, 2015, we owned an aggregate of 132 properties, including eight properties held-for-sale and 14 properties held as investments in unconsolidated joint ventures, with approximately 24.6 million rentable square feet including approximately 1.4 million square feet of space under active development and approximately 1.3 million square feet of space held for future development. The 14 properties held as investments in unconsolidated joint ventures have an aggregate of approximately 1.9 million rentable square feet. The 14 parcels of developable land we own comprised approximately 167 acres. At September 30, 2015, approximately 1.4 million square feet was under construction for Turn-Key Flex®, Powered Base Building® and Custom Solutions products, all of which are expected to be income producing on or after completion, in three U.S. domestic metropolitan areas, two European metropolitan areas, one Canadian metropolitan area, one Australian metropolitan area and one Singapore metropolitan area, consisting of approximately 0.8 million square feet of base building construction and 0.6 million square feet of data center construction.
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
We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to Digital Realty Trust, Inc.’s common stock and preferred stock. We currently intend to limit our indebtedness to 60% of our total enterprise value and, based on the closing price of Digital Realty Trust, Inc. common stock on September 30, 2015 of $65.32, our ratio of debt to total enterprise value was approximately 31%. Our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our company’s incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc. common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

Revenue base. As of September 30, 2015, we owned 132 properties through our operating partnership, including 14 properties held as investments in unconsolidated joint ventures and developable land. These properties are mainly located throughout the U.S., with 23 properties located in Europe, three properties in Australia, three properties in Asia and two properties in Canada. We, through our predecessor, acquired our first portfolio property in January 2002 and have added properties through acquisition and development activities as follows:

Year Ended December 31:	Operating Properties Acquired (1)		Net Rentable Square Feet(2)	Square Feet of Space Under Active Development as of September 30, 2015 (3)	Square Feet of Space Held for Future Development as of September 30, 2015 (4)
2002	4		1,093,250	—	46,530
2003	5	(5)	1,005,855	—	—
2004	10	(5)	2,375,410	—	108,445
2005	19	(5)	2,822,831	—	145,122
2006	18	(5)	2,851,131	—	30,926
2007	13	(5)(6)	1,742,398	—	84,268
2008	5		463,560	—	187,344
2009	8	(7)(9)(10)	1,675,113	597,469	59,378
2010	15		2,525,580	—	97,026
2011	11	(8)	1,562,172	338,552	136,456
2012	15		2,683,569	179,936	306,458
2013	8		1,107,045	92,358	123,329
2014	—		—	—	—
2015	1		—	177,000	—
Operating properties owned as of September 30, 2015	132		21,907,914	1,385,315	1,325,282

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

(2)
Current net rentable square feet as of September 30, 2015, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes tenants’ proportional share of common areas but excludes space held for development.

(3)	Space under active development includes current base building and data center projects in progress.

(4)	Space held for future development includes space held for future data center development, and excludes space under active development.

(5)	As of September 30, 2015, there were eight properties held for sale; one was acquired in 2003, two in 2004, two in 2005, one in 2006 and two in 2007.

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

(8)
Includes four developed buildings (43940 Digital Loudoun Plaza in Northern Virginia, 3825 NW Aloclek Place in Portland, Oregon, 98 Radnor Drive in Melbourne, Australia and 1-23 Templar Road in Sydney, Australia) placed into service in 2012 and 2013, in which the land parcels were acquired in 2011.

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

As of September 30, 2015, the properties in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, were approximately 93.0% leased excluding approximately 1.4 million square feet of space under active development and approximately 1.3 million square feet of space held for future development. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of September 30, 2015, our average lease term at signing is approximately 12.0 years, with an average of approximately 6.2 years remaining. Our scheduled lease expirations through December 31, 2016 are 7.4% of rentable square feet excluding month-to-month leases, space under active development and space held for future development as of September 30, 2015.
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

Factors Which May Influence Future Results of Operations
Global market and economic conditions. United States and international market and economic conditions in recent years have been unprecedented and challenging with tighter credit conditions and slower economic growth in many metropolitan areas in which we own properties and conduct our operations. The U.S. and global economies have experienced a recession and face continued concerns about the systemic impact of adverse economic conditions, such as geopolitical issues, the availability and cost of credit, unstable global financial and mortgage markets, high corporate, consumer and governmental debt levels, ongoing sovereign debt and economic issues in European countries, and high unemployment. The European debt crisis has raised concerns regarding the debt burden of certain countries using the euro as their currency and their ability to meet future financial obligations. While recent economic trends across the eurozone have been largely positive, concerns remain regarding the creditworthiness of certain European countries, which could lead to the re-introduction of individual currencies in one or more Eurozone countries. These potential developments, or market perceptions concerning these and related issues, could adversely affect our leasing and financing activities, rents we receive, potential acquisitions and development projects in Europe.
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
Foreign currency exchange risk. For the nine months ended September 30, 2015 and 2014, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Swiss franc, Canadian dollar, Singapore dollar, Australian dollar, Japanese Yen and the Hong Kong dollar. Our primary currency exposures are to the British pound sterling, the Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.
Rental income. The amount of rental income generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding approximately 1.4 million square feet of space under active development and approximately 1.3 million square feet of space held for future development as of September 30, 2015, the occupancy rate of the properties in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, was approximately 93.0% of our net rentable square feet.
As of September 30, 2015, we had over 650 tenants in our portfolio, including the 12 properties held in our managed portfolio of unconsolidated joint ventures. As of September 30, 2015, approximately 91% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.
The amount of rental income generated by us also depends on maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and market rates for data center space. Included in our approximately 20.3 million net rentable square feet, excluding space under active development and space held for future development and 14 properties held as investments in unconsolidated joint ventures, at September 30, 2015 is approximately 0.6 million square feet of data center space with extensive installed tenant improvements available for lease. Since our IPO, we have leased approximately 4.6 million square feet of similar space, including Turn-Key Flex® space. Our Turn-Key Flex® product is an effective solution for tenants who prefer to utilize a partner with the expertise or capital budget to provide extensive data center infrastructure and security. Our expertise in data center construction and operations enables us to lease space to these tenants at a premium over other uses. In addition, as of September 30, 2015, we had approximately 1.4 million square feet of space under active development and approximately 1.3 million square feet of space held for future development, or approximately 12% of the total rentable space in our portfolio, including one vacant property comprising approximately 0.1 million square feet and the 14 properties held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop space and lease development space at favorable rates, which we may not be able to obtain. Development space requires significant capital investment in order to develop data center facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for development space. We may purchase additional vacant properties and properties with vacant development space in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”
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
Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 1.5 million square feet of available space in our portfolio, which excludes approximately 1.4 million square feet of space under active development and approximately 1.3 million square feet of space held for future development as of September 30, 2015 and the two properties held as investments in our non-managed unconsolidated joint ventures, leases representing approximately 2.4% and 5.0% of the net rentable square footage of our portfolio are scheduled to expire during the three months ending December 31, 2015 and the year ending December 31, 2016, respectively.

During the nine months ended September 30, 2015, we signed new leases totaling approximately 0.6 million square feet of space and renewal leases totaling approximately 1.0 million square feet of space. The following table summarizes our leasing activity in the nine months ended September 30, 2015:

	Rentable Square Feet (1)	Expiring Rates (2)	New Rates (2)	Rental Rate Changes	TI’s/Lease Commissions Per Square Foot	Weighted Average Lease Terms (years)
Leasing Activity (3)(4)
Renewals Signed
Turn-Key Flex ®	236,829	$133.39	$137.69	3.2%	$4.50	3.4
Powered Base Building ®	455,765	$19.32	$23.90	23.7%	$2.77	5.5
Colocation	43,998	$187.79	$211.10	12.4%	$6.52	1.9
Non-technical	276,909	$17.58	$18.57	5.6%	$7.62	9.6
New Leases Signed (5)
Turn-Key Flex ®	511,235	—	$156.23	—	$31.86	5.8
Colocation	44,452	—	$232.81	—	$65.85	4.2
Non-technical	19,009	—	$30.05	—	$7.74	5.8
Leasing Activity Summary
Turn-Key Flex ®	748,064	—	$150.36	—	—
Powered Base Building ®	455,765	—	$23.90	—	—
Colocation	88,450	—	$222.01	—	—
Non-technical	295,918	—	$19.31	—	—

(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.

(2)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.

(3)	Excludes short-term leases.

(4)	Commencement dates for the leases signed range from 2015 to 2016.

(5)	Includes leases signed for new and re-leased space.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key markets for data center space and, subject to the supply of available data center space in these markets, expect the rental rates we are likely to achieve on any new, re-leased or renewed data center space leases for 2015 expirations on an average aggregate basis will generally be higher than the rates currently being paid for the same space on a GAAP basis and flat on a cash basis. For the nine months ended September 30, 2015, rents on renewed space increased by an average of 3.2% on a GAAP basis on our Turn-Key Flex® space compared to the expiring rents and increased by an average of 23.7% on a GAAP basis on our Powered Base Building® space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular market may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Metropolitan area concentration. We depend on the market for technology-based real estate in specific geographic regions and significant changes in these regional metropolitan areas can impact our future results. As of September 30, 2015, our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan areas.

Metropolitan Market	Percentage of September 30, 2015 total annualized rent (1)
Northern Virginia	11.9%
London, England	11.3%
Dallas	10.2%
Silicon Valley	9.9%
New York Metro	8.6%
Chicago	7.8%
Phoenix	6.5%
San Francisco	5.3%
Singapore	3.8%
Boston	3.7%
Seattle	3.1%
Los Angeles	2.9%
Paris, France	1.8%
Other	13.2%
Total	100.0%

(1)
Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of September 30, 2015 multiplied by 12. The aggregate amount of abatements for the nine months ended September 30, 2015 was approximately $20.1 million.

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
Climate change legislation. In June 2009, the U.S. House of Representatives approved comprehensive clean energy and climate change legislation intended to cut greenhouse gas, or GHG, emissions, via a cap-and-trade program. The U.S. Senate did not subsequently pass similar legislation. New climate change legislation was introduced in the U.S. Senate in 2013, but significant opposition to federal climate change legislation exists. As a result, near-term action to reduce GHG emissions likely will be focused on regulatory agencies, primarily the U.S. Environmental Protection Agency, or EPA, and state actions. The EPA has been moving aggressively to regulate GHG emissions from automobiles and large stationary sources, including electricity producers, using its own authority under the Clean Air Act. The EPA made an endangerment finding in 2009 that allows it to create regulations imposing emission reporting, permitting, control technology installation, and monitoring requirements applicable to certain emitters of GHGs, including facilities that provide electricity to our data centers, although the materiality of the impacts will not be fully known until all regulations are finalized and legal challenges are resolved.
As of September 30, 2015, the EPA has finalized rules imposing permitting and control technology requirements upon certain newly-constructed or modified facilities which emit GHGs under the Clean Air Act New Source Review Prevention of Significant Deterioration, or NSR PSD, and Title V permitting programs. As a result, newly-issued NSR PSD and Title V permits for new or modified electricity generating units (EGUs) and other facilities may need to address GHG emissions, including by requiring the installation of “Best Available Control Technology.” Following a multiyear rulemaking period, the EPA announced in August 2015 final rules that are set to become effective in December 2015 regulating carbon dioxide (CO2) emissions from new and existing coal-fired and natural gas EGUs. Existing EGUs are subject to statewide CO2 emission reduction targets, an effort designed to achieve a thirty-two percent reduction in nationwide existing EGU CO2 emissions by 2030 (in comparison to 2005 levels). New, modified, and reconstructed EGUs are subject to “New Source Performance Standards” that include both technological requirements and numeric emission limits. Certain of the rules finalized in August 2015 have been challenged in federal court by twenty-four states and a number of industry groups. Separately, the EPA’s GHG

“reporting rule” requires that certain emitters, including electricity generators, monitor and report GHG emissions. At the state level, California implemented a GHG cap-and-trade program that began imposing compliance obligations on industrial sectors, including electricity generators and importers, in January 2013. In addition, since 2005 the European Union (including the United Kingdom) has been operating under a cap-and-trade program, which directly affects the largest emitters of GHGs, including electricity producers from whom we purchase power.
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
Interest rates. As of September 30, 2015, we had approximately $469.1 million of variable rate debt subject to interest rate swap agreements on certain tranches of our unsecured term loan, along with $689.0 million and $469.1 million of variable rate debt that was outstanding on the global revolving credit facility and the unswapped portion of the unsecured term loan, respectively. The availability of debt and equity capital may decrease as a result of the circumstances described above under “Global market and economic conditions.” The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.
Demand for data center space. Our portfolio of properties consists primarily of technology-related real estate and data center real estate in particular. A decrease in the demand for, or increase in supply of, data center space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. We have invested in building out additional inventory primarily in what we anticipate will be our active major metropolitan areas prior to having executed leases with respect to this space. We believe that demand continues to exceed supply in most metropolitan areas in which we operate, particularly in Dallas, Northern Virginia and Singapore. However, until this inventory is leased up, which will depend on a number of factors, including available data center space in these metropolitan areas, our return on invested capital is negatively impacted. Our development activities make us particularly susceptible to general economic slowdowns, including recessions and the other circumstances described above under “Global market and economic conditions,” as well as adverse developments in the corporate data center, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space. Reduced demand could also result from business relocations, including to metropolitan areas that we do not currently serve. Changes in industry practice or in technology, such as virtualization technology, more efficient computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical data center space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. In addition, demand for data center space in our properties, or the rates at which we lease space, may be adversely impacted either across our portfolio or in specific metropolitan areas as a result of an increase in the number of competitors, or the amount of space being offered in our metropolitan areas and other metropolitan areas by our competitors.

Telx Acquisition. We believe that the Telx Acquisition will provide a number of strategic and financial benefits, including providing us a leading colocation and interconnection platform, a premium connectivity infrastructure and enhanced growth potential in attractive locations. However, there can be no assurance that we will realize the intended benefits of the Telx Acquisition and it may disrupt our plans and operations. In addition, we may be subject to unknown or contingent liabilities related to Telx for which we may have no or limited recourse against the sellers.

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
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement Period Adjustments (Topic 805). ASU 2015-16 requires an acquirer in a business combination to recognize provisional amounts when measurements were incomplete as of the end of a reporting period as an adjustment in the reporting period in which the provisional amount is determined. Prior to this standard, the acquirer was required to adjust such provisional amounts by restating prior period financial statements. ASU 2015-16 is effective for the annual period ending December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. We have elected to early adopt this standard effective with the interim period beginning July 1, 2015 and this standard did not have a material effect on the consolidated financial statements.

Results of Operations
The discussion below relates to our financial condition and results of operations for the three and nine months ended September 30, 2015 and 2014. A summary of our operating results for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income Statement Data:
Total operating revenues	$435,989	$412,186	$1,262,893	$1,204,222
Total operating expenses	(331,859)	(329,814)	(902,392)	(939,390)
Operating income	104,130	82,372	360,501	264,832
Other income (expenses), net	(46,288)	47,789	(42,337)	(26,622)
Net income	$57,842	$130,161	$318,164	$238,210
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

We acquired the following real estate properties during the nine months ended September 30, 2015:

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
Comparison of the Three and Nine Months Ended September 30, 2015 to the Three and Nine Months Ended September 30, 2014
Portfolio
As of September 30, 2015, our portfolio consisted of 132 properties, including 14 properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 24.6 million rentable square feet including 1.4 million square feet of space under active development and 1.3 million square feet of space held for future development compared to a portfolio consisting of 132 properties, including 14 properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 24.5 million rentable square feet including 1.3 million square feet of space under active development and 1.2 million square feet of space held for future development as of September 30, 2014. The changes in our portfolio reflect the acquisition of one property (in addition, two properties were placed into service in 2015 developed on land parcels which were acquired prior to January 1, 2014) and the sale of three properties during the twelve months ended September 30, 2015.

Revenues
Total operating revenues for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Rental	$338,330	$317,064	$21,266	$988,172	$936,270	$51,902
Tenant reimbursements	95,484	92,209	3,275	268,885	261,517	7,368
Fee income	1,595	2,748	(1,153)	4,758	5,397	(639)
Other	580	165	415	1,078	1,038	40
Total operating revenues	$435,989	$412,186	$23,803	$1,262,893	$1,204,222	$58,671
The following table shows revenues for the three and nine months ended September 30, 2015 and 2014 for stabilized properties and pre-stabilized properties (all other properties) (in thousands).

	Stabilized			Pre-Stabilized
	Three Months Ended September 30,			Three Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Rental	$195,624	$197,819	$(2,195)	$142,706	$119,245	$23,461
Tenant reimbursements	56,410	56,981	(571)	39,074	35,228	3,846
Fee income	855	1,229	(374)	740	1,519	(779)
Other	580	65	515	—	100	(100)
Total operating revenues	$253,469	$256,094	$(2,625)	$182,520	$156,092	$26,428

	Stabilized			Pre-stabilized
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Rental	$586,241	$592,295	$(6,054)	$401,931	$343,975	$57,956
Tenant reimbursements	162,203	166,482	(4,279)	106,682	95,035	11,647
Fee income	2,598	3,306	(708)	2,160	2,091	69
Other	1,078	65	1,013	—	973	(973)
Total operating revenues	$752,120	$762,148	$(10,028)	$510,773	$442,074	$68,699
Stabilized rental revenues and tenant reimbursement revenues decreased for the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily as a result of newly vacant space at certain properties along with the British pound sterling and Euro weakening against the U.S. dollar.
Pre-stabilized revenue increases were a result of new leases at our properties during the twelve months ended September 30, 2015, primarily leases of completed development space, the largest of which were for space at 44060 Digital Loudoun Plaza, 43940 Digital Loudoun Plaza, 29A International Business Park, Principal Park (Crawley) and 9355 Grand Avenue.

Operating Expenses and Interest Expense
Operating expenses and interest expense during the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Rental property operating and maintenance	$140,538	$130,894	$9,644	$394,640	$375,586	$19,054
Property taxes	19,953	25,765	(5,812)	64,116	68,485	(4,369)
Insurance	2,140	2,145	(5)	6,449	6,463	(14)
Change in fair value of contingent consideration	(1,594)	(1,465)	(129)	(44,276)	(4,102)	(40,174)
Depreciation and amortization	136,974	137,474	(500)	397,571	405,186	(7,615)
General and administrative	22,755	20,709	2,046	69,562	71,708	(2,146)
Transactions	11,042	144	10,898	14,301	980	13,321
Impairment of investments in real estate	—	12,500	(12,500)	—	12,500	(12,500)
Other	51	1,648	(1,597)	29	2,584	(2,555)
Total operating expenses	$331,859	$329,814	$2,045	$902,392	$939,390	$(36,998)
Interest expense	$48,138	$48,169	$(31)	$139,718	$144,689	$(4,971)

The following table shows expenses for the three and nine months ended September 30, 2015 and 2014 for stabilized properties and pre-stabilized properties (all other properties) (in thousands).

	Stabilized			Pre-stabilized
	Three Months Ended September 30,			Three Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Rental property operating and maintenance	$79,298	$75,706	$3,592	$61,240	$55,188	$6,052
Property taxes	10,712	15,611	(4,899)	9,241	10,154	(913)
Insurance	1,434	1,453	(19)	706	692	14
Change in fair value of contingent consideration	—	—	—	(1,594)	(1,465)	(129)
Depreciation and amortization	74,934	80,114	(5,180)	62,040	57,360	4,680
General and administrative (1)	22,755	20,709	2,046	—	—	—
Transactions (2)	—	—	—	11,042	144	10,898
Impairment of investments in real estate	—	—	—	—	12,500	(12,500)
Other	81	(26)	107	(30)	1,674	(1,704)
Total operating expenses	$189,214	$193,567	$(4,353)	$142,645	$136,247	$6,398
Interest expense (3)	$28,883	$27,678	$1,205	$19,255	$20,491	$(1,236)

	Stabilized			Pre-stabilized
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Rental property operating and maintenance	$223,965	$224,406	$(441)	$170,675	$151,180	$19,495
Property taxes	37,790	43,361	(5,571)	26,326	25,124	1,202
Insurance	4,327	4,366	(39)	2,122	2,097	25
Change in fair value of contingent consideration	—	—	—	(44,276)	(4,102)	(40,174)
Depreciation and amortization	224,782	238,148	(13,366)	172,789	167,038	5,751
General and administrative (1)	69,562	71,708	(2,146)	—	—	—
Transactions (2)	—	—	—	14,301	980	13,321
Impairment of investments in real estate	—	—	—	—	12,500	(12,500)
Other	85	261	(176)	(56)	2,323	(2,379)
Total operating expenses	$560,511	$582,250	$(21,739)	$341,881	$357,140	$(15,259)
Interest expense (3)	$82,996	$90,967	$(7,971)	$56,722	$53,722	$3,000

(1)	General and administrative expenses are included in stabilized properties as they are not allocable to specific properties.

(2)	Transaction expenses are included entirely in pre-stabilized properties as they are not allocable to stabilized properties.

(3)	Interest expense on our global revolving credit facility and unsecured term loan is recorded on a specific property basis.
Stabilized rental property operating and maintenance expenses increased approximately $3.6 million and decreased approximately $0.4 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 primarily as a result of a successful legal settlement in 2014 partially offset by the British pound sterling and Euro weakening against the U.S. dollar.
Stabilized property taxes decreased by approximately $4.9 million and $5.6 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, primarily as a result of successful appeals for taxes at two properties in Texas and one property in California within the stabilized pool.
Stabilized depreciation and amortization expense decreased approximately $5.2 million and $13.4 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, principally because of assets at certain properties being fully amortized during 2014 along with depreciation and amortization adjustments made in 2014.

General and administrative expenses increased by approximately $2.0 million in the three months ended September 30, 2015 compared to the same period in 2014 primarily due to the growth of our company, with an increase in headcount from 2014 to 2015, resulting in additional compensation, along with higher professional fees and marketing expenses. General and administrative expenses decreased by approximately $2.1 million in the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to the $12.7 million severance related to the departure of our former Chief Executive Officer, Michael Foust, recorded in the nine months ended September 30, 2014 along with the reversal of excess severance expense of approximately $4.6 million in the three months ending September 30, 2015 upon settlement with Mr. Foust, partially offset by higher expenses in 2015 due to the growth of our company, with an increase in headcount from 2014 to 2015, resulting in additional compensation, along with higher professional fees and marketing expenses.
Stabilized interest expense increased approximately $1.2 million and decreased approximately $8.0 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. The increase for the three-month periods was primarily a result of the issuance of the 2022 Notes in June 2015. The decrease for the nine-month periods was primarily a result of the redemption of the 2015 Notes in May 2015 and the redemption of the 2029 Debentures in April 2014 partially offset by the issuance of the 2022 Notes in June 2015.
Pre-stabilized rental property operating and maintenance expenses increased by approximately $6.1 million and $19.5 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 primarily as a result of higher consumption and utility rates in several of our properties along with development projects being placed into service leading to higher utility expense in 2015 along with general maintenance increases from completed inventory.

Pre-stabilized property tax expense decreased approximately $0.9 million and increased approximately $1.2 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The decrease for the three-month periods was primarily a result of successful appeals for taxes at one property in Texas and one property in Connecticut within the pre-stabilized pool. The increase for the nine-month periods was principally a result of reassessed value increases at five properties within the pre-stabilized pool.
Pre-stabilized depreciation and amortization expense increased approximately $4.7 million and $5.8 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, principally because of depreciation of development projects that were placed into service in late 2014 and during 2015.
Pre-stabilized interest expense decreased approximately $1.2 million for the three months ended September 30, 2015 as compared to the same period in 2014 primarily as a result of lower average outstanding debt balances due to the paydown of secured term debt in September 2014. Pre-stabilized interest expense increased approximately $3.0 million for the nine months ended September 30, 2015 as compared to the same period in 2014 primarily as a result of interest expense on our 2023 Notes, which were issued in April 2014.
Impairment of Investments in Real Estate

We have identified certain non-core investment properties we intend to sell as part of our capital recycling strategy. Our capital recycling program was designed to identify non-strategic and underperforming assets that can be sold to generate proceeds that will support the funding of our core investment activity. We expect our capital recycling initiative will likewise have a positive impact on overall return on invested capital. During this process, we evaluated the carrying value of certain investment properties identified for potential sale to ensure the carrying value is recoverable in light of a potentially shorter holding period. As a result of our evaluation, during the year ended December 31, 2014, we recognized $126.5 million of impairment losses on five properties located in the Central, East and West regions. As of September 30, 2015, three of these properties met the criteria to be classified as held for sale. During the nine months ended September 30, 2015, no additional impairment losses have been recognized.
Other income (expense)
Gain on Sale of Properties
During the nine months ended September 30, 2015, we recognized a gain on sale of properties of $94.3 million related to the dispositions of 100 Quannapowitt, which sold for $31.1 million in February 2015, 3300 East Birch Street, which sold for $14.2 million in March 2015 and 833 Chestnut Street, which sold for $160.8 million in April 2015.
Gain on Contribution of Properties to Unconsolidated Joint Ventures
During the three and nine months ended September 30, 2014, we recognized gains of $93.5 million and $95.4 million, respectively, related to the contribution of two properties to two unconsolidated joint ventures. The transactions generated net proceeds of approximately $178.9 million and we retained a 20% interest in each of the joint ventures.

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

Our parent company issues public equity from time to time, but generally does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company which are fully reimbursed by the operating partnership. Our parent company itself does not hold any indebtedness other than guarantees of the indebtedness of our operating partnership and certain of its subsidiaries, and its only material asset is its ownership of partnership interests of our operating partnership. Therefore, the consolidated assets and liabilities and the consolidated revenues and expenses of our parent company and our operating partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by our parent company and an intercompany loan. However, all debt, other than the intercompany loan, is held directly or indirectly at the operating partnership level. Our parent company’s principal funding requirement is the payment of dividends on its common and preferred stock. Our parent company’s principal source of funding for its dividend payments is distributions it receives from our operating partnership.

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

The liquidity of our parent company is dependent on our operating partnership’s ability to make sufficient distributions to our parent company. The primary cash requirement of our parent company is its payment of dividends to its stockholders. Our parent company also guarantees our operating partnership’s, as well as certain of its subsidiaries’ and affiliates’, unsecured debt. If our operating partnership or such subsidiaries fail to fulfill their debt requirements, which trigger parent company guarantee obligations, then our parent company will be required to fulfill its cash payment commitments under such guarantees. However, our parent company’s only material asset is its investment in our operating partnership.
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
Digital Realty Trust, Inc. entered into equity distribution agreements in June 2011, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Cumulatively through September 30, 2015, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the nine months ended September 30, 2015 and 2014. As of September 30, 2015, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

On January 20, 2015, the operating partnership repaid $50.0 million of 4.57% Series D unsecured notes under the Prudential shelf facility at maturity.
On February 3, 2015, the operating partnership repaid $17.0 million of 4.50% Series F unsecured notes under the Prudential shelf facility at maturity.

Telx Acquisition Financing
On July 20, 2015, our parent company completed an underwritten public offering of 10,500,000 shares of its common stock, all of which were offered in connection with forward sale agreements it entered into with certain financial institutions acting as forward purchasers. The forward purchasers borrowed and sold 10,500,000 shares of our parent company’s common stock in the public offering. We did not receive any proceeds from the sale of our common stock by the forward purchasers in the public offering. On October 8, 2015, our parent company physically settled in full the forward sale agreements by issuing an aggregate of 10,500,000 shares of its common stock to the forward counterparties in exchange for net proceeds of approximately $674.1 million. Our parent company used the net proceeds from the physical settlement of the forward sale agreements to fund a portion of the Telx Acquisition.
On August 24, 2015, our parent company issued an aggregate of 10,000,000 shares of its 6.350% Series I Cumulative Redeemable Preferred Stock for total net proceeds, after underwriting discounts and estimated offering expenses, of $241.7 million. Our parent company temporarily loaned the net proceeds from the offering to the operating partnership prior to using the net proceeds from the offering to fund a portion of the Telx Acquisition.
On October 1, 2015, Digital Delta Holdings, LLC, a Delaware limited liability company and then wholly owned subsidiary of Digital Realty Trust, Inc., issued $500.0 million aggregate principal amount of its 3.400% Notes due 2020 (the “3.400% 2020 Notes”) and $450.0 million aggregate principal amount of its 4.750% Notes due 2025 (the “4.750% 2025 Notes” and together with the 3.400% 2020 Notes, the “Delta Holdings Notes”), fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. The 3.400% 2020 Notes and 4.750% 2025 Notes bear interest at 3.400% and 4.750% per annum, respectively. Interest is payable on April 1 and October 1 of each year, beginning April 1, 2016, until the respective maturity dates of October 1, 2020 and October 1, 2025. Prior to the completion of the Operating Partnership Merger, the obligations under the Delta Holdings Notes were fully and unconditionally guaranteed by Digital Realty Trust, Inc. and the Operating Partnership. Upon the completion of the Operating Partnership Merger on October 13, 2015, Digital Realty Trust, L.P. became the direct obligor on the Delta Holdings Notes by operation of law. The net proceeds from the offering were used to fund a portion of the Telx Acquisition.
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

Our parent company has declared and paid the following dividends on its common and preferred stock for the nine months ended September 30, 2015 (in thousands, except per share amounts):

Date dividend declared	Dividend payment date	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series H Preferred Stock	Common Stock
February 25, 2015	March 31, 2015	$5,031	$3,023	$3,672	$6,730	$115,419
May 12, 2015	June 30, 2015	5,031	3,023	3,672	6,730	115,458
August 11, 2015	September 30, 2015	5,031	3,023	3,672	6,730	115,454
		$15,093	$9,069	$11,016	$20,190	$346,331

Annual rate of dividend per share		$1.750	$1.656	$1.469	$1.844	$3.400

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
As of September 30, 2015, we had $23.0 million of cash and cash equivalents, excluding $12.5 million of restricted cash. Restricted cash primarily consists of interest-bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements, as well as capital expenditures.
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
On August 15, 2013, we refinanced our global revolving credit facility, increasing the total borrowing capacity to $2.0 billion from $1.8 billion. The global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to $2.55 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on November 3, 2017, with two six-month extension options available. The interest rate for borrowings under the expanded facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 110 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit rating of our long-term debt and currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling, Swiss franc, Japanese yen and Mexican peso denominations. As of September 30, 2015, borrowings under the global revolving credit facility bore interest at an overall blended rate of 1.63% comprised of 1.29% (U.S. dollars), 1.62% (British pound sterling), 1.00% (Euros), 3.15% (Australian dollars), 1.36% (Hong Kong dollars), 1.13% (Japanese yen), 2.42% (Singapore dollar) and 1.86% (Canadian dollars). The interest rates are based on 1-month LIBOR, 1-month GBP LIBOR, 1-month EURIBOR, 1-month BBR, 1-month HIBOR, 1-month JPY LIBOR, 1-month SOR and 1-month CDOR, respectively, plus a margin of 1.10%. The facility also bore a base borrowing rate of 3.35% (USD) which is based on U.S. Prime Rate plus a margin of 0.10%. We have used and intend to use borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and to provide for working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of September 30, 2015, we have capitalized approximately $18.0 million of financing costs related to the global revolving credit facility. As of September 30, 2015, approximately $689.0 million was drawn under this facility and $5.5 million of letters of credit were issued, leaving approximately $1.2 billion available for use.
On August 15, 2013, we refinanced the senior unsecured multi-currency term loan facility, increasing its total borrowing capacity to $1.0 billion from $750.0 million. Pursuant to the accordion feature total commitments can be increased to $1.1 billion, subject to the receipt of lender commitments and other conditions precedent. The facility matures on April 16, 2017, with two six-month extension options available. Interest rates are based on our senior unsecured debt ratings and are currently 120 basis points over the applicable index for floating rate advances. Funds may be drawn in U.S., Singapore and Australian dollars, as well as Euro and British pound sterling denominations with the option to add Hong Kong dollars and Japanese yen upon an accordion exercise. Based on exchange rates in effect at September 30, 2015, the balance outstanding is approximately $938.3 million. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. As of September 30, 2015, we have capitalized approximately $8.4 million of financing costs related to the unsecured term loan.
For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.
Our parent company commenced its At-the-Market equity distribution program in June 2011, which is discussed under “Liquidity and Capital Resources of the Parent Company” above. To date, our parent company has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million shares of common stock under the program at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents before offering expenses. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 5.7 million common units to our parent company. No sales were made under the program during the nine months ended September 30, 2015 and 2014. As of September 30, 2015, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.
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
On October 13, 2015, upon the consummation of the Operating Partnership Merger, our operating partnership became the direct obligor on the $950.0 million in aggregate principal amount of Delta Holdings Notes by operation of law.

The growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower; as such private investors typically have lower return expectations than us. As a result, we anticipate that near-term acquisitions activity will comprise a smaller percentage of our growth until seller price expectations realign with our return requirements.

Construction
The table below summarizes our construction in progress (included in investments in real estate) as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015				As of December 31, 2014
(dollars in thousands)	Net Rentable Square Feet	Current Investment (2)	Future Investment (3)	Total Cost	Net Rentable Square Feet	Current Investment (4)	Future Investment (3)	Total Cost
Development Lifecycle
Development Construction in Progress
Space Held for Development	1,253,308	$244,112	$—	$244,112	1,174,957	$245,985	$—	$245,985
Base Building Construction	803,022	91,679	116,423	208,102	688,517	147,126	69,438	216,564
Datacenter Construction	582,293	206,410	293,533	499,943	616,336	365,837	348,997	714,834
Equipment Pool & Other Inventory		11,875	—	11,875		21,623	—	21,623
Campus, Tenant Improvements & Other		16,522	22,381	38,903		28,835	7,998	36,833
Total Development Construction in Progress	2,638,623	570,598	432,337	1,002,935	2,479,810	809,406	426,433	1,235,839
Land Inventory	(1)	133,343	—	133,343	(1)	145,607	—	145,607
Enhancement & Other		6,414	3,412	9,826		50,305	42,180	92,485
Recurring		19,705	71,548	91,253		9,844	27,147	36,991
Total Construction in Progress		$730,060	$507,297	$1,237,357		$1,015,162	$495,760	$1,510,922

(1)	Represents approximately 167 acres as of September 30, 2015 and approximately 178 acres as of December 31, 2014.

(2)	Represents balances incurred through September 30, 2015 and included in building and improvements in the condensed consolidated balance sheets.

(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.

(4)	Represents balances incurred through December 31, 2014 and included in building and improvements in the condensed consolidated balance sheets.
Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future datacenter fit-out. Datacenter construction includes 0.6 million square feet of Turn Key Flex®, Powered Base Building®, and Custom Solutions product with a cost to date of approximately $206.4 million. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of datacenter construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.
Future Uses of Cash
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of September 30, 2015, we had approximately 1.4 million square feet of space under active development and approximately 1.3 million square feet of space held for future development and we also owned approximately 0.6 million net rentable square feet of datacenter space with extensive installed tenant improvements. Turn-Key Flex® space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Flex® space, we expect to incur significant tenant improvement costs to build out and develop these types of spaces. At September 30, 2015, the approximate 1.4 million square feet of space under active development was under construction for Turn-Key Flex®, Powered Base Building® and Custom Solutions products, all of which are expected to be income producing on or after completion, in three U.S. domestic metropolitan areas, two European metropolitan areas, one Canadian metropolitan area, one Australian metropolitan area and one Singapore metropolitan area, consisting of approximately 0.8 million square feet of base building construction and 0.6 million square feet of data center construction. At September 30, 2015, we had commitments under construction contracts for approximately $135.6 million. We currently expect to incur approximately $150.0 million to $200.0 million of capital expenditures for our development programs during the three months ending December 31, 2015, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Historical Capital Expenditures (Cash Basis)
The table below summarizes our capital expenditure activity for the nine months September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Development projects (1)	$384,726	$517,368
Enhancement and improvements (1)	10,181	48,144
Recurring capital expenditures (1)	56,490	31,521
Total capital expenditures (excluding indirect costs)	$451,397	$597,033

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

For the nine months ended September 30, 2015, total capital expenditures decreased $145.6 million to approximately $451.4 million from $597.0 million for the same period in 2014. Capital expenditures on our development projects plus our enhancement and improvements projects for the nine months ended September 30, 2015 were approximately $394.9 million, which reflects a decrease of approximately 30% from the same period in 2014. This decrease was primarily due to completion of and decreased spending for ground-up Custom Solutions projects, Turn-Key Flex and base building improvements. Our development capital expenditures are generally funded by our available cash and equity and debt capital.
Indirect costs, including capitalized interest, capitalized in the nine months ended September 30, 2015 and 2014 were $49.7 million and $52.8 million, respectively. Capitalized interest comprised approximately $9.9 million and $15.6 million, respectively, of the total indirect costs capitalized for the nine months ended September 30, 2015 and 2014. Capitalized interest in the nine months ended September 30, 2015 decreased compared to the same period in 2014 due to a reduction in qualifying activities. Excluding capitalized interest, the increase in indirect costs in the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities. See “—Future Uses of Cash” above for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2015.

The environmental cleanup work required at the 47700 Kato Road and 1055 Page Avenue property resulting from a prior tenant’s activities has been substantially completed. The prior tenant of these buildings completed most of the remaining required environmental cleanup work.  We intend to seek recovery of past costs incurred for previous environmental cleanup work, as well as other damages.  We cannot at this time estimate the likelihood of recovery or the impact on our financial condition and results of operations, however, the amounts are not expected to be material.
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
Distributions
All distributions on our units are at the discretion of our parent company’s board of directors. During the nine months ended September 30, 2015, our operating partnership declared and paid the following distributions (in thousands, except per unit amounts):

Date distribution declared	Distribution payment date	Series E Preferred Units	Series F Preferred Units	Series G Preferred Units	Series H Preferred Units	Common Units
February 25, 2015	March 31, 2015	$5,031	$3,023	$3,672	$6,730	$117,896
May 12, 2015	June 30, 2015	5,031	3,023	3,672	6,730	117,938
August 11, 2015	September 30, 2015	5,031	3,023	3,672	6,730	117,962
		$15,093	$9,069	$11,016	$20,190	$353,796

Annual rate of distribution per unit		$1.750	$1.656	$1.469	$1.844	$3.400

Commitments and Contingencies
As part of the acquisition of 29A International Business Park, an asset acquisition in 2010, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined in the agreements for the acquisition. As of December 31, 2014, certain leases executed subsequent to the acquisition caused an amount to become probable of payment and therefore approximately $12.4 million had been accrued in accounts payable and accrued liabilities and capitalized to buildings and improvements in the condensed consolidated balance sheet as of December 31, 2014 and an earnout payment was made during the three months ended June 30, 2015 in the amount of $17.5 million SGD (or approximately $13.0 million based on the exchange rate on the date of payment). As of September 30, 2015, $18.9 million had been accrued and capitalized for additional earnout payments. The second and third tranches of the earnout payments are forecasted to be made in 2016 and 2020, respectively. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $35.2 million based on the exchange rate as of September 30, 2015). The earnout contingency expires in November 2020.
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
As part of the acquisition of the Sentrum Portfolio in July 2012, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of contingent consideration was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). We have adjusted the contingent consideration to fair value at each reporting date with changes in fair value recognized in operating income. During the nine months ended September 30, 2015, we reduced the fair value by approximately £30.3 million. The adjustment was the result of an evaluation by management that no additional leases would be executed for vacant space by July 11, 2015, the contingency expiration date. The final payment on the earnout was made in August 2015. We made earnout payments of approximately £6.2 million (or approximately $10.3 million based on the exchange rates as of the date of each payment) during the nine months ended September 30, 2014. We made earnout payments of approximately £0.7 million (or approximately $1.1 million based on the exchange rates as of the date of each payment) during the nine months ended September 30, 2015. The change in fair value of contingent consideration for Sentrum was recorded as an increase to operating expense of approximately $0 and $1.5 million for the three months ended September 30, 2015 and 2014, respectively. The change in fair value of contingent consideration for Sentrum was recorded as a reduction to operating expense of approximately $43.0 million and $4.1 million for the nine months ended September 30, 2015 and 2014, respectively.

On July 22, 2015, we entered into a settlement agreement with former Chief Executive Officer Michael Foust, pursuant to which the parties acknowledged the cancellation of 127,644 profits interest units in the operating partnership held by Mr. Foust, and we agreed to pay Mr. Foust $8.0 million in full satisfaction of any and all amounts owing to Mr. Foust as a result of his employment with the company and the termination thereof. In connection with the settlement, Mr. Foust and the company agreed to dismiss with prejudice the litigation between the parties relating to Mr. Foust’s employment and termination of employment, and each party released claims against the other party. We previously recorded an expense of approximately $12.7 million in connection with Mr. Foust’s severance payments and reversed the excess expense of approximately $4.6 million in the three months ending September 30, 2015 as a reduction to general and administrative expense in the condensed and consolidated income statement.
As of September 30, 2015, we were a party to interest rate swap agreements which hedge variability in cash flows related the U.S. LIBOR and SGD-SOR based tranches of the unsecured term loan. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”
Outstanding Consolidated Indebtedness
The table below summarizes our debt, as of September 30, 2015 (in millions):

Debt Summary:
Fixed rate	$3,121.4
Variable rate debt subject to interest rate swaps	469.1
Total fixed rate debt (including interest rate swaps)	3,590.5
Variable rate—unhedged	1,158.1
Total	$4,748.6
Percent of Total Debt:
Fixed rate (including swapped debt)	75.6%
Variable rate	24.4%
Total	100.0%
Effective Interest Rate as of September 30, 2015(1):
Fixed rate (including hedged variable rate debt)	4.46%
Variable rate	1.76%
Effective interest rate	3.80%

(1)	Excludes impact of deferred financing cost amortization.
As of September 30, 2015, we had approximately $4.7 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total enterprise value was approximately 31% (based on the closing price of Digital Realty Trust, Inc.’s common stock on September 30, 2015 of $65.32). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C Units and Class D Units), plus the book value of our total consolidated indebtedness.
The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, GBP LIBOR, SOR, BBR, HIBOR, JPY LIBOR, CDOR and U.S. Prime rates, depending on the respective agreement governing the debt, including our global revolving credit facility and unsecured term loan. As of September 30, 2015, our debt had a weighted average term to initial maturity of approximately 4.7 years (or approximately 5.0 years assuming exercise of extension options).

Off-Balance Sheet Arrangements
As of September 30, 2015, we were party to interest rate swap agreements related to $469.1 million of outstanding principal on our variable rate debt. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”
As of September 30, 2015, our pro-rata share of debt of unconsolidated joint ventures was approximately $137.2 million, of which $54.5 million is subject to interest rate swap agreements.

Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014
The following table shows cash flows and ending cash and cash equivalent balances for the nine months ended September 30, 2015 and 2014 (in thousands).

	Nine Months Ended September 30,
	2015	2014	Change
Net cash provided by operating activities	$539,207	$472,567	$66,640
Net cash used in investing activities	(425,241)	(464,886)	39,645
Net cash used in financing activities	(125,782)	(26,834)	(98,948)
Net decrease in cash and cash equivalents	$(11,816)	$(19,153)	$7,337
The increase in net cash provided by operating activities was due to increased cash flows from new leasing at our stabilized properties and completed and leased development space, which was partially offset by increased operating and interest expenses.
Net cash used in investing activities decreased for the nine months ended September 30, 2015, primarily as a result of a decrease in cash paid for capital expenditures for the nine months ended September 30, 2015 ($535.1 million) as compared to the same period in 2014 ($644.6 million) along with an increase in net proceeds from the sale of properties for the nine months ended September 30, 2015 ($185.6 million) as compared to the same period in 2014 ($37.9 million) offset by cash paid for acquisitions for the nine months ended September 30, 2015 ($48.4 million).
Net cash flows provided by financing activities for the company consisted of the following amounts (in thousands).

	Nine Months Ended September 30,
	2015	2014	Change
Repayment of borrowings, net of proceeds	$(330,436)	$(374,934)	$44,498
Net proceeds from issuance of common and preferred stock, including exercise of stock options	244,864	353,316	(108,452)
Net proceeds from 2023 Notes	—	495,872	(495,872)
Net proceeds from 2022 Notes	496,190	—	496,190
Dividend and distribution payments	(524,180)	(490,745)	(33,435)
Other	(12,220)	(10,343)	(1,877)
Net cash used in financing activities	$(125,782)	$(26,834)	$(98,948)
The increase in net cash used in financing activities was primarily due to the issuance of our series H preferred stock (net proceeds of $353.3 million) in March and April 2014 and the issuance of our 2023 Notes (net proceeds of $495.9 million) in April 2014 partially offset by lower net repayments during the nine months ended September 30, 2015 (net repayments of $330.4 million) as compared to the nine months ended September 30, 2014 (net repayments of $374.9 million) along with the issuance of our 2022 Notes (net proceeds of $496.2 million) in June 2015. The increase in dividend and distribution payments for the nine months ended September 30, 2015 as compared to the same period in 2014 was due to an increase in the number of shares outstanding and dividend amount per share of common stock in 2015 as compared to 2014 and the payment of dividends on our series H preferred stock during the nine months ended September 30, 2015, whereas this series of preferred stock was not outstanding for the entire portion of the nine months ended September 30, 2014.

Net cash flows provided by financing activities for the operating partnership consisted of the following amounts (in thousands).

	Nine Months Ended September 30,
	2015	2014	Change
Repayment of borrowings, net of proceeds	$(330,436)	$(374,934)	$44,498
General partner contributions, net	2,175	353,316	(351,141)
Due to Parent	242,689	—	242,689
Net proceeds from 2023 Notes	—	495,872	(495,872)
Net proceeds from 2022 Notes	496,190	—	496,190
Distribution payments	(524,180)	(490,745)	(33,435)
Other	(12,220)	(10,343)	(1,877)
Net cash used in financing activities	$(125,782)	$(26,834)	$(98,948)
The increase in net cash used in financing activities was primarily due to the higher general partner contributions in 2014 in connection with Digital Realty Trust, Inc.’s series H preferred stock offering in March and April 2014 (net proceeds of $353.3 million) along with the issuance of our 2023 Notes (net proceeds of $495.9 million) in April 2014 partially offset by lower net repayments during the nine months ended September 30, 2015 (net repayments of $330.4 million) as compared to the nine months ended September 30, 2014 (net repayments of $374.9 million) along with the issuance of our 2022 Notes (net proceeds of $496.2 million) in June 2015. The increase in distribution payments for the nine months ended September 30, 2015 as compared to the same period in 2014 was due to an increase in the number of units outstanding and distribution amount per common unit in 2015 as compared to 2014 and the payment of distributions on our series H preferred units during the nine months ended September 30, 2015, whereas this series of preferred units was not outstanding for the entire portion of the nine months ended September 30, 2014.
Noncontrolling Interests in Operating Partnership
Noncontrolling interests relate to the common units in our operating partnership that are not owned by Digital Realty Trust, Inc., which, as of September 30, 2015, amounted to 2.0% of our operating partnership common units. In conjunction with our formation, our operating partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.
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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income available to common stockholders	$38,522	$109,314	$257,305	$185,010
Adjustments:
Noncontrolling interests in operating partnership	747	2,272	5,150	3,838
Real estate related depreciation and amortization (1)	135,613	136,289	393,634	401,723
Real estate related depreciation and amortization related to investment in unconsolidated joint ventures	2,760	1,934	8,551	5,364
Impairment of investments in real estate	—	12,500	—	12,500
Gain on sale of properties	207	—	(94,282)	(15,945)
Gain on contribution of properties to unconsolidated joint ventures	—	(93,498)	—	(95,404)
FFO available to common stockholders and unitholders (2)	$177,849	$168,811	$570,358	$497,086
Basic FFO per share and unit	$1.28	$1.22	$4.12	$3.67
Diluted FFO per share and unit (2)	$1.28	$1.22	$4.10	$3.63
Weighted average common stock and units outstanding
Basic	138,468	138,308	138,481	135,382
Diluted (2)	139,192	138,762	139,051	138,217
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	136,974	137,474	397,571	405,186
Non-real estate depreciation	(1,361)	(1,185)	(3,937)	(3,463)
	$135,613	$136,289	$393,634	$401,723

(2)
For all periods presented, we have excluded the effect of dilutive series E, series F, series G and series H preferred stock, as applicable, that may be converted upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series E, series F, series G and series H preferred stock, as applicable, which we consider highly improbable. In addition, the 5.50% exchangeable senior debentures due 2029 were exchangeable for 0 and 2,618 common shares on a weighted average basis for the three and nine months ended September 30, 2014, respectively. See below for calculations of diluted FFO available to common stockholders and unitholders and weighted average common stock and units outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
FFO available to common stockholders and unitholders	$177,849	$168,811	$570,358	$497,086
Add: 5.50% exchangeable senior debentures interest expense	—	—	—	4,725
FFO available to common stockholders and unitholders—diluted	$177,849	$168,811	$570,358	$501,811
Weighted average common stock and units outstanding	138,468	138,308	138,481	135,382
Add: Effect of dilutive securities (excluding 5.50% exchangeable senior debentures)	724	454	570	217
Add: Effect of dilutive 5.50% exchangeable senior debentures	—	—	—	2,618
Weighted average common stock and units outstanding—diluted	139,192	138,762	139,051	138,217

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
Analysis of Debt between Fixed and Variable Rate
We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of September 30, 2015, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$3,121.4	$3,282.5
Variable rate debt subject to interest rate swaps	469.1	469.1
Total fixed rate debt (including interest rate swaps)	3,590.5	3,751.6
Variable rate debt	1,158.1	1,158.1
Total outstanding debt	$4,748.6	$4,909.7
Interest rate derivatives included in this table and their fair values as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of September 30, 2015		As of December 31, 2014		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of September 30, 2015	As of December 31, 2014
Currently-paying contracts
$335,905	(1)	$410,905	(1)	Swap	0.717	Various	Various	$(1,502)	$(241)
133,237	(2)	142,965	(2)	Swap	0.925	July 17, 2012	April 18, 2017	1,435	669
469,142		553,870						(67)	428
Forward-starting contracts
—	(3)	150,000		Forward-starting Swap	2.091	July 15, 2014	July 15, 2019	—	(2,837)
Total
$469,142		$703,870						$(67)	$(2,409)

(1)	Represents the U.S. dollar tranche of the unsecured term loan.

(2)
Represents a portion of the Singapore dollar tranche of the unsecured term loan. Translation to U.S. dollars is based on exchange rate of $0.70 to 1.00 SGD as of September 30, 2015 and $0.75 to 1.00 SGD as of December 31, 2014.

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

Sensitivity to Changes in Interest Rates
The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of September 30, 2015:

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
Foreign Currency Exchange Risk
For the nine months ended September 30, 2015 and 2014, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, Canada, Singapore, Australia, Hong Kong and Japan, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Swiss franc, Canadian dollar, Singapore dollar, Australian dollar, Hong Kong dollar and the Japanese yen. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended September 30, 2015 and 2014, operating revenues from properties outside the United States contributed $101.4 million and $97.3 million, respectively, which represented 23.3% and 23.6% of our total operating revenues, respectively. For the nine months ended September 30, 2015 and 2014, operating revenues from properties outside the United States contributed $291.3 million and $288.6 million, respectively, which represented 23.1% and 24.0% of our total operating revenues, respectively. Net investment in properties outside the United States was $2.6 billion and $2.7 billion as of September 30, 2015 and December 31, 2014, respectively. Net assets in foreign operations were approximately $0.6 billion and $0.7 billion as of September 30, 2015 and December 31, 2014, respectively.

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
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control — Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 30, 2015, the company continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2015. We expect that management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending December 31, 2015 will be based on the 2013 Framework and that the change will not be significant to our overall control structure over financial reporting.
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
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control — Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 30, 2015, the operating partnership continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2015. We expect that management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending December 31, 2015 will be based on the 2013 Framework and that the change will not be significant to our overall control structure over financial reporting.

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
Tax Liabilities and Attributes Inherited in Connection with Acquisitions.
From time to time we may acquire other corporations or entities and, in connection with such acquisitions, we may succeed to the historic tax attributes and liabilities of such entities. For example, if we acquire a C corporation and subsequently dispose of its assets within ten years of the acquisition, we could be required to pay tax on any built-in gain attributable to such assets determined as of the date on which we acquired the assets. In addition, in order to qualify as a REIT, at the end of any taxable year, we must not have any earnings and profits accumulated in a non-REIT year. As a result, if we acquire a C corporation, we must distribute the corporation’s earnings and profits accumulated prior to the acquisition before the end of the taxable year in which we acquire the corporation. We also could be required to pay the acquired entity’s unpaid taxes even though such liabilities arose prior to the time we acquired the entity. Telx was a C corporation at the time of the Telx Acquisition, and the Telx Acquisition raises each of these issues.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Digital Realty Trust, Inc.
None.
Digital Realty Trust, L.P.
During the three months ended September 30, 2015, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, in the amounts and for the consideration set forth below:
During the three months ended September 30, 2015, Digital Realty Trust, Inc. issued an aggregate of 15,000 shares of its common stock upon the exercise of stock options. Digital Realty Trust, Inc. contributed the proceeds from the option exercises of approximately $0.3 million to our operating partnership in exchange for an aggregate of 15,000 common units, as required by our operating partnership’s partnership agreement.
During the three months ended September 30, 2015, Digital Realty Trust, Inc. issued an aggregate of 3,938 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our operating partnership issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended September 30, 2015, our operating partnership issued an aggregate of 3,938 common units to Digital Realty Trust, Inc., as required by our operating partnership’s partnership agreement. During the three months ended September 30, 2015, an aggregate of 11,746 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net forfeiture of 7,808 shares of common stock.
For these issuances of common units to Digital Realty Trust, Inc., our operating partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $9.5 billion in total consolidated assets and as our operating partnership’s majority owner and general partner as the basis for the exemption under Section 4(2) of the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

2.1
Agreement and Plan of Merger by and among Telx Holdings, Inc., Digital Realty Trust, Inc., Digital Delta, Inc. and BSR LLC, dated as of July 13, 2015 (incorporated by reference to Exhibit 2.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 6, 2015).

3.1
Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form S-8 filed on April 28, 2014).

3.2
Articles Supplementary designating Digital Realty Trust, Inc.’s 6.350% Series I Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to Digital Realty Trust, Inc.’s Registration Statement on Form 8-A filed on August 21, 2015).

3.3	Fifth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on May 2, 2014).

3.4
Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

3.5
Fourteenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P., as amended (incorporated by reference to Exhibit 3.1 to the Combined Current Report on Form 8-K/A of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on October 19, 2015).

4.1
Indenture, dated as of October 1, 2015, among Digital Delta Holdings, LLC as issuer, Digital Realty Trust, Inc. and Digital Realty Trust, L.P., as guarantors, and Wells Fargo Bank, National Association, as trustee, including the form of the Notes and the guarantees (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on October 2, 2015).

4.2
Registration Rights Agreement, dated October 1, 2015, among Digital Delta Holdings, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC, as representatives of the several initial purchasers named therein (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on October 2, 2015).

10.1†
Digital Realty Trust, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 6, 2015).

10.2†
First Amendment to Digital Realty Trust, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 of Digital Realty Trust, Inc. filed on October 7, 2015).

10.3†	Second Amendment to Digital Realty Deferred Compensation Plan.

10.4†
Settlement Agreement and General Release, dated as of July 22, 2015, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P., DLR LLC and Michael F. Foust (incorporated by reference to Exhibit 10.7 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 6, 2015).

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

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Income Statements for the three and nine months ended September 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Equity/Capital for the nine months ended September 30, 2015; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (vi) Notes to Condensed Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

November 6, 2015	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

November 6, 2015	/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

November 6, 2015	/S/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By: Digital Realty Trust, Inc. Its general partner

By:

November 6, 2015		/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

November 6, 2015		/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

November 6, 2015		/s/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)

Exhibit Index

Exhibit Number	Description

2.1
Agreement and Plan of Merger by and among Telx Holdings, Inc., Digital Realty Trust, Inc., Digital Delta, Inc. and BSR LLC, dated as of July 13, 2015 (incorporated by reference to Exhibit 2.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 6, 2015).

3.1
Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form S-8 filed on April 28, 2014).

3.2
Articles Supplementary designating Digital Realty Trust, Inc.’s 6.350% Series I Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to Digital Realty Trust, Inc.’s Registration Statement on Form 8-A filed on August 21, 2015).

3.3	Fifth Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on May 2, 2014).

3.4
Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010 (File No. 000-54023)).

3.5
Fourteenth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P., as amended (incorporated by reference to Exhibit 3.1 to the Combined Current Report on Form 8-K/A of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on October 19, 2015).

4.1
Indenture, dated as of October 1, 2015, among Digital Delta Holdings, LLC as issuer, Digital Realty Trust, Inc. and Digital Realty Trust, L.P., as guarantors, and Wells Fargo Bank, National Association, as trustee, including the form of the Notes and the guarantees (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on October 2, 2015).

4.2
Registration Rights Agreement, dated October 1, 2015, among Digital Delta Holdings, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC, as representatives of the several initial purchasers named therein (incorporated by reference to Exhibit 4.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on October 2, 2015).

10.1†
Digital Realty Trust, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 6, 2015).

10.2†
First Amendment to Digital Realty Trust, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 of Digital Realty Trust, Inc. filed on October 7, 2015).

10.3†	Second Amendment to Digital Realty Deferred Compensation Plan.

10.4†
Settlement Agreement and General Release, dated as of July 22, 2015, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P., DLR LLC and Michael F. Foust (incorporated by reference to Exhibit 10.7 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 6, 2015).

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

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Income Statements for the three and nine months ended September 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Equity/Capital for the nine months ended September 30, 2015; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (vi) Notes to Condensed Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.