Form 10-K
period 2015-12-31
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2016-02-29
CIK 1297996, 1494877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                     to                     .

Commission file number	001-32336 (Digital Realty Trust, Inc.)
000-54023 (Digital Realty Trust, L.P.)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
(Exact name of registrant as specified in its charter)

Maryland (Digital Realty Trust, Inc.) Maryland (Digital Realty Trust, L.P.)	26-0081711 20-2402955
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
Four Embarcadero Center, Suite 3200 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)
(415) 738-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Name of each exchange on which registered
Digital Realty Trust, Inc.	Common stock, $0.01 par value per share	New York Stock Exchange
	Series E cumulative redeemable preferred stock, $0.01 par value per share	New York Stock Exchange
	Series F cumulative redeemable preferred stock, $0.01 par value per share	New York Stock Exchange
	Series G cumulative redeemable preferred stock, $0.01 par value per share	New York Stock Exchange
	Series H cumulative redeemable preferred stock, $0.01 par value per share	New York Stock Exchange
	Series I cumulative redeemable preferred stock, $0.01 par value per share	New York Stock Exchange
Digital Realty Trust, L.P.	None	None

Securities registered pursuant to Section 12(g) of the Act:

Digital Realty Trust, Inc.	None
Digital Realty Trust, L.P.	Common Units of Partnership Interest
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Digital Realty Trust, Inc.	Yes ☒ No ☐
Digital Realty Trust, L.P.	Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒
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
The aggregate market value of the common equity held by non-affiliates of Digital Realty Trust, Inc. as of June 30, 2015 totaled approximately $9.0 billion based on the closing price for Digital Realty Trust, Inc.’s common stock on that day as reported by the New York Stock Exchange. Such value excludes common stock held by executive officers, directors and 10% or greater stockholders as of June 30, 2015. The identification of 10% or greater stockholders as of June 30, 2015 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2015. This calculation does not reflect a determination that such parties are affiliates for any other purposes.
There is no public trading market for the common units of Digital Realty Trust, L.P. As a result, the aggregate market value of the common units held by non-affiliates of Digital Realty Trust, L.P. cannot be determined.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Digital Realty Trust, Inc.:

Class	Outstanding at February 23, 2016
Common Stock, $.01 par value per share	146,482,735
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference portions of Digital Realty Trust, Inc.’s Proxy Statement for its 2016 Annual Meeting of Stockholders which the registrants anticipate will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2015 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.
Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of December 31, 2015, Digital Realty Trust, Inc. owned an approximate 98.1% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 1.9% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of Digital Realty Trust, Inc. As of December 31, 2015, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
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
There are a few differences between our company and our operating partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between our company and our operating partnership in the context of how we operate as an interrelated consolidated company. Digital Realty Trust, Inc. is a REIT, whose only material asset is its ownership of partnership interests of Digital Realty Trust, L.P. As a result, Digital Realty Trust, Inc. does not conduct business itself, other than acting as the sole general partner of Digital Realty Trust, L.P., issuing public equity from time to time and guaranteeing certain unsecured debt of Digital Realty Trust, L.P. and certain of its subsidiaries. Digital Realty Trust, Inc. itself does not issue any indebtedness but guarantees the unsecured debt of Digital Realty Trust, L.P. and certain of its subsidiaries and affiliates, as disclosed in this report. Digital Realty Trust, L.P. holds substantially all the assets of the company and holds the ownership interests in the company’s joint ventures. Digital Realty Trust, L.P. conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Digital Realty Trust, Inc., which are generally contributed to Digital Realty Trust, L.P. in exchange for partnership units, Digital Realty Trust, L.P. generates the capital required by the company’s business through Digital Realty Trust, L.P.’s operations, by Digital Realty Trust, L.P.’s direct or indirect incurrence of indebtedness or through the issuance of partnership units.
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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

PART I

ITEM 1.    BUSINESS
General

We own, acquire, develop and operate data centers. Our portfolio consists of high-quality, strategically located properties containing the physical and connectivity infrastructure that supports the applications and day-to-day operations of social networking, mobile communications, analytics, cloud and content providers, network providers, information technology services providers and corporate enterprise data center users, including financial services companies. Digital Realty Trust, L.P., a Maryland limited partnership, is the entity through which Digital Realty Trust, Inc., a Maryland corporation, conducts its business and owns its assets. Digital Realty Trust, Inc. operates as a REIT for federal income tax purpose.

On October 9, 2015, we acquired Telx Holdings, Inc., or Telx, a leading national provider of data center colocation, interconnection and cloud enablement solutions, for approximately $1.886 billion. We believe this transaction established us as a leading colocation and interconnection platform in the U.S., complementing our existing large-footprint business.
As of December 31, 2015, our portfolio consisted of 139 operating properties, including eight Telx properties (of which two are owned and six properties are leased from third parties) and 14 properties held as investments in unconsolidated joint ventures, of which 110 are located throughout North America, 23 are located in Europe, three are located in Australia and three are located in Asia.
We are diversified in major metropolitan areas where corporate data center and technology tenants are concentrated, including the Atlanta, Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia, Phoenix, San Francisco, Seattle and Silicon Valley metropolitan areas in the United States, Amsterdam, Dublin, Frankfurt (land only), London and Paris metropolitan areas in Europe and Singapore, Sydney, Melbourne, Hong Kong and Osaka (land only) metropolitan areas in the Asia Pacific region. Our properties contain a total of approximately 25.6 million rentable square feet including approximately 1.3 million square feet of space under active development, which includes current base building and data center projects in progress, as well as approximately 1.3 million square feet of space held for future development, which includes space held for future data center development and excludes space under active development. The 14 properties held as investments in unconsolidated joint ventures have an aggregate of approximately 1.9 million rentable square feet. The 15 parcels of developable land we own comprised approximately 286 acres. A significant component of our current and future internal growth is expected to be generated through the development of our existing space held for development and acquisition of new properties. As of December 31, 2015, our portfolio, including the 14 properties held as investments in unconsolidated joint ventures and excluding space under active development and space held for future development, was approximately 91.4% leased. The types of properties within our portfolio include:

•
Corporate data centers, which provide secure, continuously available environments for the exchange, processing and storage of critical electronic information. Data centers are used for digital communication, disaster recovery purposes, transaction processing and housing corporate IT operations;

•	Internet gateway data centers, which serve as hubs for Internet and data communications within and between major metropolitan areas; and

•	Office and other non-data center space.

Unlike traditional office and flex/research and development space, the location of and improvements to our facilities, including network density, interconnection infrastructure and connectivity-centric customers in certain of our facilities, are generally essential to our businesses, which we believe results in high occupancy levels, longer average lease terms and customer relationships and lower turnover. In addition, many of our properties have tenant improvements that have been installed at our tenants’ expense. The tenant improvements in our facilities are generally readily adaptable for use by similar tenants.

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

Recent Developments

On January 21, 2016, the operating partnership closed on the sale of 47700 Kato Road and 1055 Page Avenue, two adjacent non-data center properties totaling 199,000 square feet in Fremont, California for $37.5 million. The sale generated net proceeds of $35.8 million and we will recognize a gain on the sale of approximately $1.2 million in the first quarter of 2016. The properties were identified as held for sale as of December 31, 2015. 47700 Kato Road and 1055 Page Avenue were not a significant component of our U.S. portfolio nor does the sale represent a significant shift in our strategy.
On January 15, 2016, the operating partnership refinanced our global revolving credit facility and entered into a global senior credit agreement for a $2.0 billion senior unsecured revolving credit facility, which we refer to as the 2016 global revolving credit facility, that replaced the $2.0 billion revolving credit facility executed on August 15, 2013, as amended. The 2016 global revolving credit facility provides for borrowings in Australian dollars, British pounds sterling, Canadian dollars, Euros, Hong Kong dollars, Japanese yen, Singapore dollars, and U.S. dollars, and includes the ability to add additional currencies in the future. The 2016 global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility up to $2.5 billion, subject to the receipt of lender commitments and other conditions precedent. The 2016 global revolving credit facility matures on January 15, 2020, with two six-month extension options available.
On January 15, 2016, the operating partnership refinanced the senior unsecured multi-currency term loan facility and entered into a Term Loan Agreement, which we refer to as the term loan agreement, which governs (i) a $1.25 billion 5-year senior unsecured term loan (the “5-Year Term Loan”) and (ii) a $300 million 7-year senior unsecured term loan (the “7-Year Term Loan”). The term loan agreement replaced the $1.0 billion term loan agreement executed on April 16, 2012, as amended. The term loan agreement provides for borrowings in Australian dollars, British pounds sterling, Canadian dollars, Euros, Hong Kong dollars, Japanese yen, Singapore dollars and U.S. dollars. The maturity date of the 5-Year Term Loan is January 15, 2021 and the maturity date of the 7-Year Term Loan is January 15, 2023. In addition, we have the ability from time to time to increase the aggregate size of lending under the Term Loan Agreement from $1.55 billion up to $1.8 billion, subject to receipt of lender commitments and other conditions precedent.
On February 17, 2016, we declared the following dividends per share. The operating partnership will make an equivalent distribution per unit.

Share / Unit Class	Series E Preferred Stock and Unit	Series F Preferred Stock and Unit	Series G Preferred Stock and Unit	Series H Preferred Stock and Unit	Series I Preferred Stock and Unit	Common stock and common unit
Dividend and distribution amount	$0.437500	$0.414063	$0.367188	$0.460938	$0.396875	$0.880000
Dividend and distribution payable date	March 31, 2016	March 31, 2016	March 31, 2016	March 31, 2016	March 31, 2016	March 31, 2016
Dividend and distribution payable to holders of record on	March 15, 2016	March 15, 2016	March 15, 2016	March 15, 2016	March 15, 2016	March 15, 2016
Annual equivalent rate of dividend and distribution	$1.750	$1.656	$1.469	$1.844	$1.588	$3.520

Our Competitive Strengths

We believe we distinguish ourselves from other owners, acquirors and managers of technology-related real estate through our competitive strengths, which include:

•
High-Quality Global Portfolio that is Difficult to Replicate. Our portfolio contains state-of-the-art data center facilities with extensive tenant improvements in 33 metropolitan areas across 10 countries. Our portfolio of data center facilities is equipped to meet the power and cooling requirements for customers with smaller footprints up to the most demanding corporate IT applications. Many of the properties in our portfolio are located on major aggregation points formed by the physical presence of multiple major telecommunications service providers, which reduces our customers’ costs and operational risks and enhances the attractiveness of our properties. In addition, our strategically located global data center campuses offer our customers a place to grow as their businesses grow, and we believe that expanding connectivity offerings in our campus facilities will also enhance the attractiveness of these facilities. Further, the network density, interconnection infrastructure and connectivity-centric customers in certain of our facilities has led to the formation of densely connected ecosystems that are difficult to replicate and valuable to customers. We believe that a high-quality global portfolio like ours could not be easily replicated today on a cost-competitive basis.

•
Presence in Key Metropolitan Areas. Our portfolio is located in 33 major metropolitan areas where corporate data center and technology tenants are concentrated, including the Atlanta, Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the United States, the Amsterdam, Dublin, London and Paris metropolitan areas in Europe and the Singapore, Sydney, Melbourne and Hong Kong metropolitan areas in the Asia Pacific region. Our portfolio is geographically diversified so that no one metropolitan area represented more than approximately 12.5% of the aggregate annualized rent of our portfolio as of December 31, 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Revenue Base.”

•
Proven Experience Attracting and Retaining Customers. We have considerable experience in identifying and attracting new and retaining existing customers. Our specialized data center sales force provides a robust pipeline of new clients, while existing customers continue to grow and expand with us. During the year ended December 31, 2015, we commenced new leases totaling approximately 1.3 million square feet, which represent approximately $157.5 million in annualized GAAP rent. During the year ended December 31, 2015, we signed new leases totaling approximately 0.8 million square feet, which represent approximately $127.0 million in annualized GAAP rent. These leases were comprised of Powered Base Buildings®, Turn-Key Flex® and colocation space, Custom Solutions product and space for ancillary office and other uses.

•
Demonstrated Investment Acumen. We have developed detailed, standardized procedures for evaluating acquisitions, including income-producing properties as well as vacant buildings and land suitable for development, to ensure that they meet our strategic, financial, technical and other criteria. These procedures and our in-depth knowledge of the technology and data center industries as well as the real estate industry allow us to identify strategically located properties and evaluate investment opportunities efficiently and, as appropriate, commit and close quickly. Our broad network of contacts within a highly fragmented universe of sellers and brokers of technology-related real estate enables us to capitalize on acquisition opportunities. As a result, we acquired a substantial portion of our properties before they were broadly marketed by real estate brokers.

•
Flexible Data Center Solutions. We provide flexible, customer-oriented solutions designed to meet the needs of domestic and international companies across multiple industry verticals. Our Turn-Key Flex® and colocation data centers are move-in ready, physically secure facilities with the power and cooling capabilities to support mission-critical IT enterprise applications. We believe our Turn-Key Flex® facilities are effective solutions for customers who may lack the bandwidth, capital budget, expertise or desire to provide their own extensive data center infrastructure, management and security. We also believe that our colocation and interconnection platform offers a number of options for customers looking for small to larger footprints and connectivity solutions. For customers who possess the ability to build and operate their own facility, our Powered Base Building® solution provides the physical location, required power and network access necessary to support a state-of-the-art data center. Our in-house engineering and design and construction professionals can also provide a Custom Solutions product to meet a customer’s unique specifications. Furthermore, our data center campuses offer our customers the opportunity to expand and grow in or near their existing deployments within a campus. Our Critical Facilities Management® services and team of technical engineers and data center operations experts provide 24/7 support for these mission-critical facilities.

•
Leading Colocation and Interconnection Platform. We believe the acquisition of Telx, or the Telx Acquisition, has established us as a leading provider of colocation, interconnection and cloud-enablement services in the U.S. We believe interconnection is an attractive line of business that would be difficult to build organically and enhances the overall value proposition of our colocation and large-footprint data center product offerings. In addition to enhancing our presence in top-tier locations throughout the U.S and providing significant opportunities for additional growth, we believe the Telx Acquisition expanded our product mix to appeal to a broader spectrum of data center customers.

•
Differentiating Development Advantages. Our extensive development activity, operating scale and process-based approach to data center design, construction and operations result in significant cost savings and added value for our customers. We have leveraged our purchasing power by securing global purchasing agreements and developing relationships with major equipment manufacturers, reducing costs and shortening delivery timeframes on key components, including major mechanical and electrical equipment. Utilizing our innovative modular data center design referred to as POD Architecture®, we deliver what we believe to be a technically superior data center environment at significant cost savings. In addition, by utilizing our POD Architecture® to develop new Turn-Key Flex® facilities in our existing Powered Base Building® facilities, on average we are able to deliver a fully commissioned facility in under 30 weeks. Finally, our access to capital allows us to provide data center solutions for customers who do not want to invest their own capital.

•
Diverse Customer Base across a Wide Variety of Industry Sectors. We use our in-depth knowledge of the requirements and trends for social networking, mobile communications, analytics, cloud and content providers, network providers, information technology services providers and corporate enterprise data center users, including financial services companies, to market our properties to domestic and international customers with specific technology needs. At December 31, 2015, we had over 1,750 customers across a variety of industry verticals, ranging from cloud and information technology services to financial services, manufacturing, energy, gaming, life sciences and consumer products. Our largest customer, IBM, accounted for approximately 7.5% of the aggregate annualized rent as of December 31, 2015 and no other single customer accounted for more than approximately 6.1% of the aggregate annualized rent of our portfolio.

•
Experienced and Committed Management Team and Organization. Our senior management team has many years of experience in the technology or real estate industries, including experience as investors in, advisors to and founders of technology companies. We believe that our senior management team’s extensive knowledge of both the real estate and the technology industries provides us with a key competitive advantage. Further, a significant portion of compensation for our senior management team and directors is in the form of common equity interests in our company and we recently instituted minimum stock ownership requirements, further aligning their interests with those of external stockholders. We have also implemented an employee stock purchase plan, which allows our employees to increase their ownership in the company.

Business and Growth Strategies
Our primary business objective is maximize value creation on a per share and unit basis through achieving superior organic growth, prudently allocating capital and preserving the flexibility of our balance sheet.

•
Achieve Superior Returns. We believe that achieving appropriate risk-adjusted returns on our business, including on our development pipeline and leasing transactions, will deliver superior stockholder returns. At December 31, 2015, we had approximately 1.3 million square feet of space under active development for Turn-Key Flex®, Powered Base Building® and Custom Solutions products in three U.S. metropolitan areas, two European metropolitan areas, one Canadian metropolitan area and our Singapore metropolitan area, consisting of approximately 0.7 million square feet of base building construction and 0.6 million square feet of data center construction. We may continue to build out our development pipeline when justified by anticipated returns. We also believe that providing an even stronger value proposition to our customers, including through new and enhanced product offerings, as well as improving operational efficiencies, will further drive improved returns for our business.

•
Provide Foundational Services to Enable Customers and Partners. We believe that our global infrastructure platform, through which we offer the foundational services of space, power and connectivity, will enable our customers and partners to serve their customers and grow their businesses. We believe our internet gateway facilities, individual data centers and data center campuses are attractive to a wide variety of customers and partners of all sizes. Furthermore, we believe our colocation and interconnection offerings, as well as the densely connected ecosystems that have developed within our facilities, are valuable and critical to our customers’ and partners’ supply chain.

•
Prudently Allocate Capital. We believe that the accretive deployment of capital at sufficiently positive spreads above our cost of capital enables us to increase cash flow and create long-term stockholder value. Our relationships with corporate information technology groups, technology tenants and real estate brokers who are dedicated to serving these tenants provide us with ongoing access to potential investment opportunities and frequently enable us to avoid competitive bidding. In addition, the specialized nature of technology-related real estate makes it more difficult for traditional real estate investors to underwrite, resulting in reduced competition for investments relative to other property types. We believe this dynamic creates an opportunity for us to generate better risk-adjusted returns on our capital. We employ a collaborative approach to deal analysis, risk management and asset allocation, focusing on key elements, such as market fundamentals, accessibility to fiber and power, and the local regulatory environment.

•
Preserve the Flexibility of Our Balance Sheet. We are committed to maintaining a conservative capital structure. We target a debt-to-EBITDA ratio at or less than 5.5x, fixed charge coverage of greater than three times, and floating rate debt at less than 20% of total outstanding debt. In addition, we strive to maintain a well-laddered debt maturity schedule, and we seek to maximize the menu of our available sources of capital, while minimizing the cost. Since Digital Realty Trust, Inc.’s initial public offering in 2004, our company has raised approximately $15.8 billion of capital through common, preferred and convertible preferred equity offerings, exchangeable debt offerings, non-exchangeable bond offerings, our global revolving credit facility, our term loan facility, the Prudential shelf facility, secured mortgage financings and refinancings and sales of non-core assets. We endeavor to maintain financial flexibility while using our liquidity and access to capital to support operations, including our acquisition, leasing and development programs and global campus expansion, which are important sources of our growth.

•
Maximize Property-Level Cash Flow. We aggressively manage our properties to maximize cash flow. We often acquire properties with substantial in-place cash flow and some vacancy, which enables us to create upside through lease-up. We control our costs by negotiating expense pass-through provisions in tenant leases for operating expenses, including power costs and certain capital expenditures. Leases covering approximately 71% of the leased net rentable square feet in our portfolio as of December 31, 2015 required tenants to pay all or a portion of increases in operating expenses, including real estate taxes, insurance, common area charges and other expenses. We also control costs by driving operating efficiencies, which include focusing on centralizing functions and optimizing operations as well as improving processes and technologies. We believe that expanding our global data center campuses will also contribute to operating efficiencies because we expect to achieve economies of scale on our campus environments.

•
Leverage Strong Industry Relationships. We use our strong industry relationships with national and regional corporate enterprise information technology groups and technology-intensive companies to identify and comprehensively respond to their data center needs. Our sales professionals are real estate and technology industry specialists who can develop complex facility solutions for the most demanding corporate data center and other technology tenants.

Competition

We compete with numerous data center developers, owners and operators, many of whom own properties similar to ours in some of the same metropolitan areas where our properties are located, including CoreSite Realty Corporation, CyrusOne Inc., DuPont Fabros Technology, Inc., Equinix, Inc., QTS Realty Trust, Inc. and various local developers in the U.S., as well as Global Switch Holdings Limited and various regional operators in Europe, Asia and Australia. If our competitors offer space that our customers or potential customers perceive to be superior to ours based on numerous factors, including available power, security considerations, location, or connectivity, or if they offer rental rates below current market rates, or below the rental rates we are offering, we may lose customers or potential customers or be required to incur costs to improve our properties or lower our rental rates. In addition, several of our competitors have the financial and technical wherewithal to develop competitive data center properties. If the supply of competitive data center properties were to increase significantly, rental rates may be reduced or we may face delays in leasing, or be unable to lease our vacant space, including space that we develop. Finally, if customers or potential customers require services that we do not offer, we may not be able to meet those customers’ needs. Our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.
Geographic Information
Operating revenues from properties in the United States were $1.4 billion, $1.2 billion and $1.1 billion and outside the United States were $0.4 billion, $0.4 billion and $0.3 billion for the years ended December 31, 2015, 2014 and 2013, respectively. We had investments in real estate located in the United States with a net book value of $6.0 billion, $5.4 billion and $5.6 billion and outside the United States of $2.6 billion, $2.7 billion and $2.7 billion as of December 31, 2015, 2014 and 2013, respectively.
Operating revenues from properties located in the United Kingdom were $0.2 billion, $0.2 billion and $0.2 billion, or 12.3%, 13.3% and 13.3% of total operating revenues for the years ended December 31, 2015, 2014 and 2013, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these years. We had investments in real estate located in the United Kingdom of $1.6 billion, $1.7 billion and $1.8 billion, or 18.8%, 21.3% and 21.1% of total investments in real estate as of December 31, 2015, 2014 and 2012, respectively. No other foreign country comprised more than 10% of total investments in real estate as of each of December 31, 2015, 2014 and 2013. See “Risk Factors—Ownership of properties located outside of the United States subjects us to foreign currency and related risks which may adversely impact our ability to make distributions”, “—Our international activities are subject to unique risks different than those faced by us in the United States and we may not be able to effectively manage our international business” and “—We face risks with our international acquisitions associated with investing in unfamiliar metropolitan areas” for risks relating to our foreign operations.
Regulation
General
Our properties are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties as of December 31, 2015 has the necessary permits and approvals to operate.
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
Previous owners used some of our properties for industrial and retail purposes, and those properties may contain some level of environmental contamination. Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of the properties in our portfolio. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey and the assessments may have failed to reveal all material environmental conditions, liabilities or compliance concerns. In addition, material environmental conditions, liabilities or compliance concerns may have arisen after these reviews were completed or may arise in the future. We could be held jointly and severally liable under CERCLA and various state laws for the investigation and remediation of environmental contamination caused by previous owners or operators. Fuel storage tanks are present at most of our properties, and if releases were to occur, we may be liable for the costs of cleaning any resulting contamination. The presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability or materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral.

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
Insurance
We carry commercial general liability, property, and business interruption insurance, including rental income loss coverage, covering all of the properties in our portfolio under a blanket program. We select policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our company’s management, the properties in our portfolio are currently adequately insured. We do not carry insurance for generally uninsured exposures such as loss from war or nuclear reaction. In addition, we carry earthquake insurance on our properties in an amount and with deductibles which we believe are commercially reasonable. We intend to partially fund the earthquake insurance deductibles through a captive insurance company we established in May 2014. Certain of the properties in our portfolio are located in areas known to be seismically active.   See “Risk Factors-Risks Related to Our Business and Operations-Potential losses may not be covered by insurance.”
Employees
As of December 31, 2015, we had 1,295 employees. None of these employees are represented by a labor union.
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
Offices

Our headquarters are located in San Francisco. We have regional U.S. offices in Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia and Phoenix and regional international offices in Dublin, London, Paris, Singapore, Sydney and Hong Kong.
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
General economic conditions and the cost and availability of capital may be adversely affected in some or all of the metropolitan areas in which we own properties and conduct our operations. Instability in the U.S., European and other international financial markets and economies may adversely affect our ability, and the ability of our tenants, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our tenants’, businesses, financial condition and results of operations.
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
Our business depends upon the demand for technology-related real estate.

Our portfolio of properties consists primarily of technology-related real estate and data center real estate in particular. A decrease in the demand for data center space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. Our substantial development activities make us particularly susceptible to general economic slowdowns, including recessions, as well as adverse developments in the corporate data center, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space. Reduced demand could also result from business relocations, including to metropolitan areas that we do not currently serve. Changes in industry practice or in technology, such as virtualization technology, more efficient or miniaturization of computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical data center space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy.

We may be unable to lease vacant or development space, renew leases, or re-lease space as leases expire.
At December 31, 2015, we owned approximately 1.3 million square feet of space under active development and approximately 1.3 million square feet of space held for future development. We intend to continue to add new space to our development inventory and to continue to develop additional space from this inventory. A portion of the space that we develop has been, and may continue to be, developed on a speculative basis, meaning that we do not have a signed lease for the space when we begin the development process. We also develop space specifically for tenants pursuant to leases signed prior to beginning the development process. In those cases, if we fail to meet our development obligations under those leases, these tenants may be able to terminate the leases and we would be required to find a new tenant for this space. In addition, in certain circumstances we lease data center facilities prior to their completion. If we fail to complete the facilities in a timely manner, the tenant may be entitled to terminate its lease, seek damages or penalties against us or pursue other remedies and we may be required to find a new tenant for the space. We cannot assure you that once we have developed space or land we will be able to successfully lease it at all, or at rates we consider favorable or expected at the time we commenced development. If we are not able to successfully lease the space that we develop, if development costs are higher than we currently estimate, or if lease rates are lower than expected when we began the project or are otherwise undesirable, our revenue and operating results could be adversely affected.
In addition, as of December 31, 2015, leases representing 13.3% of the square footage of the properties in our portfolio, excluding space held for development, were scheduled to expire through 2017, and an additional 9.1% of the net rentable square footage, excluding space held for development, was available to be leased. Some of this space may require substantial capital investment to meet the power and cooling requirements of our customers, or may no longer be suitable for their needs. In addition, we cannot assure you that leases will be renewed or that our properties will be re-leased at all, or at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases, we do not re-lease our available space, including newly developed space and space for which leases are scheduled to expire, or it takes longer for us to lease or re-lease this space or for rents to commence on this space, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.
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
Our access to third-party sources of capital depends on a number of factors, including general market conditions, the market’s perception of our business prospects and growth potential, our current and expected future earnings, funds from operations, our cash flow and cash distributions, and the market price per share of Digital Realty Trust, Inc.’s common stock. We cannot assure you that we will be able to obtain equity or debt financing at all or on terms favorable or acceptable to us. Any additional debt we incur will increase our leverage. Further, equity markets have experienced high volatility recently and we cannot assure you that we will be able to raise capital through the sale of equity securities at all or on favorable terms. Sales of equity on unfavorable terms could result in substantial dilution to Digital Realty Trust, Inc.’s common stockholders and Digital Realty Trust, L.P.’s unitholders. In addition, we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms.
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

We review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in the market price, a significant adverse change in how the property is being used or expected to be used based on the underwriting at the time of acquisition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development, a change in our intended holding period due to our intention to sell an asset, or a history of operating or cash flow losses. When such impairment indicators exist, we review an estimate of the future undiscounted net cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition and compare it to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our future undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis. Impairment charges could adversely affect our financial condition, results of operations and cash available for distribution.
We depend on significant tenants, and many of our properties are single-tenant properties or are currently occupied by single tenants.
As of December 31, 2015, the 20 largest tenants in our property portfolio represented approximately 44% of the total annualized rent generated by our properties. Our largest tenants by annualized rent are subsidiaries of IBM, CenturyLink, Inc. (Savvis/Qwest), and Equinix Operating Company, Inc. In July 2013, IBM acquired SoftLayer Technologies, Inc. Including space leased by SoftLayer, IBM leased approximately 874,000 square feet of net rentable space as of December 31, 2015, representing approximately 7.5% of the total annualized rent generated by our properties. In 2011, CenturyLink, Inc. acquired Savvis Communications Corporation, or Savvis, and Qwest Communications International, Inc., or Qwest, which are our direct tenants. Savvis and Qwest are now wholly-owned subsidiaries of CenturyLink, Inc. CenturyLink, Inc. (Savvis/Qwest) leased approximately 2.3 million square feet of net rentable space as of December 31, 2015, representing approximately 6.1% of the total annualized rent generated by our properties. In addition, 57 of our 139 operating properties are occupied by single tenants, including properties occupied solely by IBM and CenturyLink, Inc. (Savvis/Qwest). Many factors, including global economic conditions, may cause our tenants to experience a downturn in their businesses or otherwise experience a lack of liquidity, which may weaken their financial condition and result in their failure to make timely rental payments or their default under their leases. If any tenant defaults or fails to make timely rent payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
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

If any tenant becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. Our revenue and cash available for distribution could be materially adversely affected if any of our significant tenants were to become bankrupt or insolvent, or suffer a downturn in its business, or fail to renew its lease or renew on terms less favorable to us than its current terms. As of February 26, 2016, we had no material tenants in bankruptcy.

Our contracts with our customers may adversely affect our earnings and financial condition.
In the ordinary course of business, we enter into agreements with our customers pursuant to which our customers lease or license data center space and power from us as well as purchase connectivity products. These contracts typically contain indemnification and liability provisions, in addition to service level commitments, which could potentially impose a significant cost on us in the event of losses arising out of certain breaches of such agreements, services to be provided by us or from third party claims. If such an event of loss occurred, we could be liable for significant monetary damages and could incur material legal fees in defending against such an action.
Our portfolio of properties depends upon local economic conditions and is geographically concentrated in certain locations.
Our portfolio is located in 33 metropolitan areas. Many of these areas have experienced downturns in recent years. We depend upon the local economic conditions in these areas, including local real estate conditions, and our operations, revenue and cash available for distribution could be materially adversely affected by a downturn in local economic conditions in these areas. Our operations may also be affected if too many competing properties are built in any of these areas or supply otherwise increases or exceeds demand. We cannot assure you that these areas will grow or will remain favorable to technology-related real estate such as our properties.

As of December 31, 2015, our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan areas.

Metropolitan Area	Percentage of December 31, 2015 total annualized rent (1)
New York	12.5%
Northern Virginia	11.3%
Dallas	10.1%
London, England	10.1%
Silicon Valley	9.4%
Chicago	7.4%
Phoenix	6.2%
San Francisco	4.9%
Singapore	3.6%
Boston	3.4%
Atlanta	3.3%
Seattle	2.8%
Los Angeles	2.6%
Other	12.4%
Total	100.0%

(1)
Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2015, multiplied by 12. The aggregate amount of abatements for the year ended December 31, 2015 was approximately $26.2 million.

In addition, we are currently developing properties in certain of these metropolitan areas. Any negative changes in real estate, technology or economic conditions in these metropolitan areas in particular could negatively impact our performance.

Our growth depends upon the successful development of our existing space and developable land and new properties acquired for development and any delays or unexpected costs in such development may delay and harm our growth prospects, future operating results and financial condition.
At December 31, 2015, we had approximately 1.3 million square feet of space under active development and approximately 1.3 million square feet of space held for future development. We have built and may continue to build out a large portion of this space on a speculative basis at significant cost. Our successful development of these projects is subject to many risks, including those associated with:

•	delays in construction;

•	budget overruns;

•	changes to the plans or specifications;

•	construction site accidents and other casualties;

•	increased prices for raw materials or building supplies;

•	lack of availability and/or increased costs for specialized data center components, including long lead time items such as generators;

•	financing availability, including our ability to obtain construction financing and permanent financing;

•	increases in interest rates or credit spreads;

•	labor availability and costs;

•	labor disputes and work stoppages with contractors, subcontractors or others that are constructing the project;

•	failure of contractors to perform on a timely basis or at all, or other misconduct on the part of contractors;

•	timing of the commencement of rental payments;

•	access to sufficient power and related costs of providing such power to our tenants;

•	environmental issues;

•	fire, flooding, earthquakes and other natural disasters;

•	geological, construction, excavation and equipment problems; and

•	delays or denials of entitlements or permits, including zoning and related permits, or other delays resulting from requirements of public agencies and utility companies.

In addition, while we intend to develop data center properties primarily in metropolitan areas we are familiar with, we may in the future develop properties in new geographic regions where we expect the development of property to result in favorable risk-adjusted returns on our investment. We may not possess the same level of familiarity with the development of properties in other metropolitan areas, which could adversely affect our ability to develop such properties successfully or at all or to achieve expected performance.
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
We continually evaluate the market of available properties and businesses and may acquire additional real estate when opportunities exist. Our ability to acquire properties or businesses on favorable terms may be exposed to the following significant risks:

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

•
even if we enter into agreements for the acquisition of real estate or businesses, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction; and

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

Further, we have entered, and may in the future enter, into transactions with limited representations and warranties or with representations and warranties that do not survive the closing of such transactions, in which event we would have no or limited recourse against the sellers of such properties or businesses. While we usually require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification is often limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. Finally, indemnification agreements between us and the sellers typically provide that the sellers will retain certain specified liabilities relating to the properties or businesses acquired by us. While the sellers are generally contractually obligated to pay all losses and other expenses relating to such retained liabilities, there can be no guarantee that such arrangements will not require us to incur losses or other expenses as well.
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

•	acquired properties may be subject to reassessment, which may result in higher than expected property tax payments; and

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates on acquired properties.
If we cannot operate acquired properties or businesses to meet our financial expectations, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.
Our acquisition of Telx may not achieve its intended benefits or may disrupt our plans and operations.
There can be no assurance that we will be able to successfully integrate Telx with our business or otherwise realize the expected benefits of the acquisition of Telx. Our ability to realize the anticipated benefits of the acquisition depend, to a large extent, on our ability to integrate Telx with our business. The combination of two independent businesses can be a complex, costly and time-consuming process. Our business may be negatively impacted if we are unable to effectively manage our expanded operations. Further, the integration process requires significant time and focus from our management team and may divert attention from the day-to-day operations of our business.
The expected synergies from the acquisition of Telx may not be fully realized, which could result in increased costs and have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses and loss of customer relationships, among other potential adverse consequences.

The risks of combining our businesses include, among others:

•	we may have underestimated the costs to make any necessary improvements to Telx’s properties;

•	Telx’s properties may be subject to reassessment, which may result in higher than expected tax payments;

•	we may face difficulties in integrating Telx’s employees and in retaining key personnel; and

•	we may face challenges in keeping existing Telx customers, including key magnet customers, which could adversely impact interconnection and colocation revenue.

 Many of these risks are outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenue and diversion of our management’s time and energy, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, even if our operations are integrated successfully with Telx’s operations, we may not realize the full benefits of the Telx Acquisition, including the synergies, operating efficiencies, or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. All of these factors could decrease or delay any potential accretive effect of the Telx Acquisition and negatively impact the price of our common stock.
Due to the acquisition of Telx, we may be subject to unknown or contingent liabilities related to Telx for which we may have no or limited recourse against the sellers.
Telx may be subject to unknown or contingent liabilities for which we may have no or limited recourse against the sellers. Unknown or contingent liabilities might include liabilities for clean-up or remediation of environmental conditions, claims of customers, vendors or other persons dealing with the acquired entities, tax liabilities and other liabilities whether incurred in the ordinary course of business or otherwise. We have entered into an insurance policy with a syndicate of insurers providing for coverage for breaches of certain representations and warranties contained in the Agreement and Plan of Merger, subject to certain exclusions and a deductible. However, there can be no assurance that we will recover any amounts with respect to losses due to breaches of Telx’s representations and warranties. In addition, the total amount of costs and expenses that we may incur with respect to liabilities associated with Telx may exceed our expectations, which may adversely affect our business, financial condition and results of operations.
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
Our total consolidated indebtedness at December 31, 2015 was approximately $5.9 billion, and we may incur significant additional debt to finance future acquisition and development activities. As of December 31, 2015, we had a $2.0 billion global revolving credit facility, which had a borrowing limit that we may increase to up to $2.55 billion, subject to receipt of lender commitments and other conditions precedent. At December 31, 2015, approximately $0.9 billion was available under this facility, net of outstanding letters of credit. On January 15, 2016, we refinanced our global revolving credit facility. As of February 26, 2016, we had approximately $1.5 billion available under the refinanced global revolving credit facility, net of outstanding letters of credit.

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
We may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness. It is likely that we will need to refinance at least a portion of our outstanding debt as it matures. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions, then our cash flow may not be sufficient in all years to repay all such maturing debt and to pay distributions. Further, if prevailing interest rates or other factors at the time of refinancing, such as the reluctance of lenders to make commercial real estate loans, result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase.
Fluctuations in interest rates could materially affect our financial results and may increase the risk our counterparty defaults on our interest rate hedges. Because a significant portion of our debt, including debt incurred under our global revolving credit facility, bears interest at variable rates, increases in interest rates could materially increase our interest expense. If the United States Federal Reserve increases short-term interest rates, this would have a significant upward impact on shorter-term interest rates, including the interest rates that our variable rate debt is based upon. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition and results of operations, and reduce our access to capital markets. We have entered into interest rate swap agreements for a significant portion of our floating rate debt other than the debt we incur under our global revolving credit facility. Increased interest rates may increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our exposure to interest rate fluctuations. Conversely, if interest rates are lower than our swapped fixed rates, we will be required to pay more for our debt than we would have had we not entered into the swap agreements.
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

Our global revolving credit facility, term loan facility, Prudential shelf facility, 5.875% notes due 2020, 3.400% notes due 2020, 5.250% notes due 2021, 3.950% notes due 2022, 3.625% notes due 2022,4.75% notes due 2023, 4.250% guaranteed notes due 2025, and 4.750% notes due 2025 restrict our ability to engage in some business activities. Our global revolving credit facility, term loan facility and Prudential shelf facility contain negative covenants and other financial and operating covenants that, among other things:

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
In addition, our 5.875% notes due 2020, or the 5.875% 2020 notes, our 3.400% notes due 2020, or the 3.400% 2020 notes, our 5.250% notes due 2021, or the 2021 notes, our 3.950% notes due 2022, or the 3.950% 2022 notes, our 3.625% notes due 2022, or the 3.625% 2022 notes, our 4.75% notes due 2023, or the 2023 notes, our 4.250% notes due, or the 4.250% 2025 notes, and our 4.750% notes due 2025, or the 4.750% 2025 notes, are governed by indentures, which contain various restrictive covenants, including limitations on our ability to incur indebtedness and requirements to maintain a pool of unencumbered assets. These restrictions, and the restrictions in our global revolving credit facility, term loan facility, and Prudential shelf facility, could cause us to default on our 5.875% 2020 notes, 3.400% 2020 notes, 2021 notes, 3.950% 2022 notes, 3.625% 2022 notes, 2023 notes, 4.250% 2025 notes and 4.750% 2025 notes, global revolving credit facility, term loan facility or Prudential shelf facility, as applicable, or negatively affect our operations or our ability to pay dividends to Digital Realty Trust, Inc.’s stockholders or distributions to Digital Realty Trust, L.P.’s unitholders, which could have a material adverse effect on the market value of Digital Realty Trust, Inc.’s common stock and preferred stock.

Failure to hedge effectively against interest rate changes may adversely affect results of operations. We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or swap lock agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Our policy is to use derivatives only to hedge interest rate risks related to our borrowings, not for speculative or trading purposes, and to enter into contracts only with major financial institutions based on their credit ratings and other factors. However, we may choose to change this policy in the future. Approximately 76% of our total indebtedness as of December 31, 2015 was subject to fixed interest rates or variable rates subject to interest rate swaps. We do not currently hedge our global revolving credit facility and as our borrowings under our global revolving credit facility increase, so will our percentage of indebtedness not subject to fixed rates and our exposure to interest rates increase. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.
We have owned or managed certain of our properties for a limited time.
Our portfolio consisted of 139 properties at December 31, 2015, including eight Telx properties (of which two are owned and six properties are leased from third parties) and 14 properties held as investments in unconsolidated joint ventures. Forty-three of our properties have been under our management for less than five years. The properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential. We cannot assure you that the operating performance of the properties will not decline under our management.
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
We currently carry commercial general liability, property, business interruption, including loss of rental income, and other insurance policies to cover insurable risks to our company. We select policy specifications, insured limits and deductibles which we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and standard industry practices. Our insurance policies contain industry standard exclusions and we do not carry insurance for generally uninsurable perils, such as loss from war or nuclear reaction. Although we purchase earthquake insurance, it is subject to high deductibles and a significant portion of our properties is located in seismically active zones such as California, which represents approximately 18% of our portfolio’s annualized rent as of December 31, 2015. One catastrophic event, for example, in California, could significantly impact multiple properties, the aggregate deductible amounts could be significant and the limits we purchase could prove to be insufficient, which could materially and adversely impact our business, financial condition and results of operations. Furthermore, a catastrophic regional event could also severely impact some of our insurers rendering them insolvent or unable to fully pay on claims despite their current financial strength. In addition, we may discontinue purchasing insurance against earthquake, flood or windstorm or other perils on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.
In addition, many of our buildings contain extensive and highly valuable technology-related improvements. Under the terms of our leases, tenants are obligated to maintain adequate insurance coverage applicable to such improvements and under most circumstances use their insurance proceeds to restore such improvements after a casualty event. In the event of a casualty or other loss involving one of our buildings with extensive installed tenant improvements, our tenants may have the right to terminate their leases if we do not rebuild the base building within prescribed times. In such cases, the proceeds from tenants’ insurance will not be available to us to restore the improvements, and our insurance coverage may be insufficient to replicate the technology-related improvements made by such tenants. Furthermore, the terms of our mortgage indebtedness at certain of our properties may require us to pay insurance proceeds over to our lenders under certain circumstances, rather than use the proceeds to repair the property. If we or one or more of our tenants experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.
We face significant competition, which may decrease or prevent increases of the occupancy and rental rates of our properties.
We compete with numerous data center developers, owners and operators, many of whom own properties similar to ours in some of the same metropolitan areas where our properties are located, including CoreSite Realty Corporation, CyrusOne Inc., DuPont Fabros Technology, Inc., Equinix, Inc., QTS Realty Trust, Inc. and various local developers in the U.S., as well as Global Switch Holdings Limited and various regional operators in Europe, Asia and Australia. In addition, we may in the future face competition from new entrants into the data center market, including new entrants who may acquire our current competitors. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources and more ready access to capital which allow them to respond more quickly to new or changing opportunities. If our competitors offer space that our tenants or potential tenants perceive to be superior to ours based on numerous factors, including available power, security considerations, location, or connectivity, or if they offer rental rates below current market rates, or below the rental rates we are offering, we may lose tenants or potential tenants or be required to incur costs to improve our properties or reduce our rental rates. In addition, recently many of our competitors have developed and continue to develop additional data center space. If the supply of data center space continues to increase as a result of these activities or otherwise, rental rates may be reduced or we may face delays in leasing or be unable to lease our vacant space, including space that we develop.

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
We depend on the efforts of key personnel of our company, particularly A. William Stein, Digital Realty Trust, Inc.’s Chief Executive Officer, Andrew P. Power, Digital Realty Trust, Inc.’s Chief Financial Officer, Jarrett Appleby, Digital Realty Trust, Inc.’s Chief Operating Officer and Scott Peterson, Digital Realty Trust, Inc.’s Chief Investment Officer. They are important to our success for many reasons, including that each has a national or regional reputation in our industry and the investment community that attracts investors and business and investment opportunities and assists us in negotiations with investors, lenders, existing and potential tenants and industry personnel. If we lost their services, our business and investment opportunities and our relationships with lenders and other capital markets participants, existing and prospective tenants and industry personnel could suffer. Many of our company’s other senior employees also have strong technology, finance and real estate industry reputations. As a result, we have greater access to potential acquisitions, financing, leasing and other opportunities, and are better able to negotiate with tenants. As the number of our competitors increases, it becomes more likely that a competitor would attempt to hire certain of these individuals away from our company. The loss of any of these key personnel would result in the loss of these and other benefits and could materially and adversely affect our results of operations.
Our properties may not be suitable for leasing to data center or traditional technology office tenants without significant expenditures or renovations.
Because many of our properties contain tenant improvements installed at our tenants’ expense, they may be better suited for a specific corporate enterprise data center user or technology industry tenant and could require significant modification in order for us to re-lease vacant space to another corporate enterprise data center user or technology industry tenant. The tenant improvements may also become outdated or obsolete as the result of technological change, the passage of time or other factors. In addition, our development space will generally require substantial improvement to be suitable for data center use. For the same reason, our properties also may not be suitable for leasing to traditional office tenants without significant expenditures or renovations. As a result, we may be required to invest significant amounts or offer significant discounts to tenants in order to lease or re-lease that space, either of which could adversely affect our financial and operating results.
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
We owned 31 properties located outside of the United States at December 31, 2015. In addition, we are currently considering, and will in the future consider, additional international acquisitions.

The ownership of properties located outside of the United States subjects us to risk from fluctuations in exchange rates between foreign currencies and the U.S. dollar. We expect that our principal foreign currency exposure will be to the British Pound, the Euro and the Singapore dollar. Changes in the relation of these currencies to the U.S. dollar will affect our revenues and operating margins, may materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt obligations.
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
We have acquired and developed, and may continue to acquire and develop, properties outside the United States. Our foreign operations involve risks not generally associated with investments in the United States, including:

•	our limited knowledge of and relationships with sellers, tenants, contractors, suppliers or other parties in these metropolitan areas;

•	complexity and costs associated with managing international development and operations;

•	difficulty in hiring qualified management, sales and construction personnel and service providers in a timely fashion;

•	differing employment practices and labor issues;

•	multiple, conflicting and changing legal, regulatory, entitlement and permitting, and tax and treaty environments;

•	exposure to increased taxation, confiscation or expropriation;

•	currency transfer restrictions and limitations on our ability to distribute cash earned in foreign jurisdictions to the United States;

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
We face risks with our international acquisitions associated with investing in unfamiliar metropolitan areas.
We have acquired and may continue to acquire properties on a strategic and selective basis in international metropolitan areas that are new to us. When we acquire properties located in these metropolitan areas, we may face risks associated with a lack of market knowledge or understanding of the local economy and culture, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. In addition, due diligence, transaction and structuring costs may be higher than those we may face in the United States. We work to mitigate such risks through extensive diligence and research and associations with experienced partners; however, we cannot assure you that all such risks will be eliminated.
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
Failure to attract, grow and retain a balanced customer base, including key magnet customers, could harm our business and operating results.

Our ability to attract, grow and retain a balanced customer base, consisting of a variety of enterprises, including companies, such as financial services companies, and social, mobile, cloud, digital content and network service providers, some of which we consider to be key magnets drawing in other customers, may affect our ability to maximize our revenues. Balanced customer bases within each facility will enable us to better generate significant interconnection revenues, which in turn increases our overall revenues. Our ability to attract customers to our data centers will depend on a variety of factors, including our product offerings, the presence of carriers, the overall mix of customers, the presence of key customers attracting business through ecosystems, the data center’s operating reliability and security and our ability to effectively market our product offerings. Our inability to develop, provide or effectively execute any of these factors may hinder the development, growth and retention of a balanced customer base and adversely affect our business, financial condition and results of operations.
Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could harm our business reputation and could adversely affect our earnings and financial condition.
Our business depends on providing customers with highly reliable service, including with respect to power supply, physical security and maintenance of environmental conditions. We may fail to provide such service as a result of numerous factors, including mechanical failure, power outage, human error, physical or electronic security breaches, war, terrorism and related conflicts or similar events worldwide, fire, earthquake, hurricane, flood and other natural disasters, sabotage and vandalism.
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

We may be vulnerable to breaches, or unauthorized access to or disruption, of our physical and information security infrastructure and systems, any of which could disrupt our operations and have a material adverse effect on our revenues and results of operations.

Security breaches, or disruption, of our physical or information technology infrastructure, networks and related management systems could result in, among other things, unauthorized access to our facilities, a breach of our and our customers’ networks, the misappropriation of our or our customers’ or their customers’ proprietary or confidential information, interruptions or malfunctions in our or our customers’ operations, delays or interruptions to our ability to meet customer needs, breach of our legal, regulatory or contractual obligations, inability to access or rely upon critical business records or other disruptions in our operations. We may be required to expend significant financial resources to protect against or to remediate such security breaches. We may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, potential violations of applicable privacy and other laws, loss of existing or potential customers, harm to our reputation and increases in our security and insurance costs, which could have a material adverse effect on our revenues and results of operations.
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

Our properties and their uses often require permits from various government agencies, including permits related to zoning and land use, such as permits to operate data center facilities. Certain permits from state or local environmental regulatory agencies, including regulators of air quality, are usually required to install and operate diesel-powered generators, which provide emergency back-up power at most of our facilities. These permits often set emissions limits for certain air pollutants, including oxides of nitrogen. In addition, various federal, state, and local environmental, health and safety requirements, such as fire requirements and treated and storm water discharge requirements, apply to some of our properties. Changes to applicable regulations, such as air quality regulations, or the permit requirements for equipment at our facilities, could hinder or prevent our construction or operation of data center facilities. Also, drought conditions in certain markets have resulted in water usage restrictions and proposals to further restrict water usage.  Our data center facilities could face restrictions on water usage, water efficiency mandates, or higher water prices.

The environmental laws and regulations to which our properties are subject may change in the future, and new laws and regulations may be created. Future laws, ordinances or regulations may impose additional material environmental liability. Such laws include those directly regulating our climate change impacts and those which regulate the climate change impacts of companies with which we do business, such as utilities providing our facilities with electricity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Which May Influence Future Results of Operations — Climate change legislation.” We do not know if or how the requirements will change, but changes may require that we make significant unanticipated expenditures, and such expenditures may materially adversely impact our financial condition, cash flow, results, cash available for distributions, common stock’s per share trading price, our competitive position and ability to satisfy our debt service obligations.

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

Digital Realty Trust, Inc.’s stockholders and Digital Realty Trust, L.P.’s unitholders are also subject to the following additional conflict of interest:
Tax consequences upon sale or refinancing. Sales of properties and repayment of certain indebtedness will affect holders of common units in our operating partnership and Digital Realty Trust, Inc.’s stockholders differently. Consequently, these holders of common units in our operating partnership may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. While Digital Realty Trust, Inc. has exclusive authority under the limited partnership agreement of our operating partnership to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, any such decision generally would require the approval of Digital Realty Trust, Inc.’s board of directors. Certain of Digital Realty Trust, Inc.’s directors and executive officers could exercise their influence in a manner inconsistent with the interests of some, or a majority, of Digital Realty Trust, L.P.’s unitholders, including in a manner which could prevent completion of a sale of a property or the repayment of indebtedness.
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

Upon the occurrence of specified change of control transactions, holders of our series E preferred stock, series F preferred stock, series G preferred stock, series H preferred stock and series I preferred stock will have the right (unless, prior to the change of control conversion date, we have provided or provide notice of our election to redeem such preferred stock) to convert some or all of their series E preferred stock, series F preferred stock, series G preferred stock, series H preferred stock or series I preferred stock, as applicable, into shares of our common stock (or equivalent value of alternative consideration), subject to caps set forth in the articles supplementary governing the applicable series of preferred stock. The change of control conversion features of the series E preferred stock, series F preferred stock, series G preferred stock, series H preferred stock and series I preferred stock may have the effect of discouraging a third party from making an acquisition proposal for our company or of delaying, deferring or preventing certain change of control transactions of our company under circumstances that otherwise could provide the holders of our common stock, series E preferred stock, series F preferred stock, series G preferred stock, series H preferred stock and series I preferred stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.

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

Digital Realty Trust, Inc. currently has 11,500,000 shares of 7.000% series E cumulative redeemable preferred stock outstanding, 7,300,000 shares of 6.625% series F cumulative redeemable preferred stock outstanding, 10,000,000 shares of 5.875% series G cumulative redeemable preferred stock outstanding, 14,600,000 shares of 7.375% series H cumulative redeemable preferred stock and 10,000,000 shares of 6.350% series I cumulative redeemable preferred stock outstanding, which may be converted into Digital Realty Trust, Inc. common stock upon the occurrence of limited specified change in control transactions. The conversion of series E preferred stock, series F preferred stock, series G preferred stock, series H preferred stock or series I preferred stock for Digital Realty Trust, Inc. common stock would dilute stockholder ownership in Digital

Realty Trust, Inc. and unitholder ownership in Digital Realty Trust, L.P., and could adversely affect the market price of Digital Realty Trust, Inc. common stock and could impair our ability to raise capital through the sale of additional equity securities.
Digital Realty Trust, Inc.’s board of directors may change our investment and financing policies without stockholder approval or approval of Digital Realty Trust, L.P.’s other partners and we may become more highly leveraged, which may increase our risk of default under our debt obligations.
Digital Realty Trust, Inc.’s board of directors adopted a policy limiting our indebtedness to 60% of our total enterprise value. Our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), excluding options issued under our incentive award plans, plus the aggregate value of Digital Realty Trust, L.P. units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc. common stock and excluding long-term incentive units and Class C units), plus the liquidation preference of Digital Realty Trust, Inc.’s outstanding preferred stock, plus the book value of our total consolidated indebtedness. However, the organizational documents of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Digital Realty Trust, Inc.’s board of directors may alter or eliminate our current policy on borrowing at any time without stockholder or unitholder approval. If this policy changed, we could become more highly leveraged which could result in an increase in our debt service and which could materially adversely affect our cash flow and our ability to pay dividends to Digital Realty Trust, Inc.’s stockholders or distributions to Digital Realty Trust, L.P.’s unitholders. Higher leverage also increases the risk of default on our obligations.
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
Tax Liabilities and Attributes Inherited in Connection with Acquisitions.
From time to time we may acquire other corporations or entities and, in connection with such acquisitions, we may succeed to the historic tax attributes and liabilities of such entities. For example, if we acquire a C corporation and subsequently dispose of its assets within five years of the acquisition, we could be required to pay tax on any built-in gain attributable to such assets determined as of the date on which we acquired the assets. In addition, in order to qualify as a REIT, at the end of any taxable year, we must not have any earnings and profits accumulated in a non-REIT year. As a result, if we acquire a C corporation, we must distribute the corporation’s earnings and profits accumulated prior to the acquisition before the end of the taxable year in which we acquire the corporation. We also could be required to pay the acquired entity’s unpaid taxes even though such liabilities arose prior to the time we acquired the entity. Telx was a C corporation at the time of the Telx Acquisition, which raises each of these issues.
Changes in U.S. or foreign tax laws, regulations, including changes to tax rates, may adversely affect our results of operations.
We are headquartered in the U.S. with subsidiaries and operations globally and are subject to income taxes in these jurisdictions. Significant judgment is required in determining our provision for income taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no assurance that additional taxes will not be due upon audit of our tax returns or as a result of changes to applicable tax laws.  The U.S. government as well as the governments of many of the countries in which we operate are actively discussing changes to the corporate recognition and taxation of worldwide income. The nature and timing of any changes to each jurisdiction’s tax laws and the impact on our future tax liabilities cannot be predicted with any accuracy but could materially and adversely impact our results of operations and cash flows.
Additionally, each of our properties is subject to real property and personal property taxes. These taxes may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. Any increase in property taxes on our properties could have a material adverse effect on our revenues and results of operations.

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

•
the suitability of our properties and data center infrastructure, delays or disruptions in connectivity, failure of our physical and information security infrastructure or services or availability of power;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.    PROPERTIES

Our Portfolio
As of December 31, 2015, our portfolio consisted of 139 operating properties, including eight Telx properties (of which six properties are leased from third parties) and 14 properties held as investments in unconsolidated joint ventures, of which 110 are located throughout North America, 23 are located in Europe, three are located in Australia and three are located in Asia, and contain a total of approximately 25.6 million rentable square feet, including 1.3 million square feet of space under active development and 1.3 million square feet of space held for future development. The following table presents an overview of our portfolio of properties, including the 14 properties held as investments in unconsolidated joint ventures and developable land, based on information as of December 31, 2015. All properties are held in fee simple except as otherwise indicated. Please refer to note 7 in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of all applicable encumbrances as of December 31, 2015.

Property	Acquisition Date	Property Type	Net Rentable Square Feet (1)	Active Development (2)	Space Held for Development (3)	Annualized Rent (4)	Percent Occupied (5)	Annualized Rent per Occupied Square Foot ($) (6)

North America

New York
111 Eighth Avenue (7)(8)	Oct-06	Internet Gateway	179,462	—	—	$51,116	91.3%	$220.10
365 S Randolphville Road	Feb-08	Data Center	291,894	—	59,554	30,987	99.3%	106.89
60 Hudson Street (8)	Oct-15	Internet Gateway	158,585	—	—	23,162	52.3%	279.34
3 Corporate Place	Dec-05	Data Center	276,931	—	—	20,061	100.0%	72.44
60 & 80 Merritt Boulevard	Jan-10	Data Center	210,168	—	17,598	17,203	90.9%	90.05
300 Boulevard East	Nov-02	Data Center	346,819	—	22,962	16,471	91.6%	50.99
100 Delawanna Avenue	Oct-15	Data Center	184,116	—	—	9,930	74.2%	72.64
32 Avenue of the Americas (8)	Oct-15	Internet Gateway	108,108	—	24,394	8,434	62.3%	125.26
2 Peekay Drive (8)	Oct-15	Data Center	113,800	—	101,100	7,017	50.5%	122.21
410 Commerce Boulevard (7)	Aug-12	Data Center	27,943	—	—	5,366	100.0%	192.05
701 Union Boulevard (9)	Oct-12	Data Center	—	—	—	30	—	—
3 Corporate Place Annex	Dec-05	Data Center	—	—	100,515	—	—	—
Total			1,897,826	—	326,123	$189,777	84.9%	$94.58

Northern Virginia
43940 Digital Loudoun Plaza (Bldg G)	Apr-11	Data Center	337,009	—	55,702	$34,996	100.0%	$103.84
44060 Digital Loudoun Plaza (Bldg K)	Mar-07	Data Center	252,606	31,857	—	30,893	99.5%	122.90
43881 Devin Shafron Drive (Bldg B)	Mar-07	Data Center	180,000	—	—	18,496	100.0%	102.75
43830 Devin Shafron Drive (Bldg F)	May-09	Data Center	101,300	—	11,950	12,773	100.0%	126.09
43791 Devin Shafron Drive (Bldg D)	Apr-11	Data Center	135,000	—	—	11,583	94.7%	90.62
4050 Lafayette Center Drive	Jul-10	Data Center	42,374	—	—	7,272	99.0%	173.31
4030 Lafayette Center Drive	Jul-10	Data Center	72,696	—	—	5,568	100.0%	76.59
45901 & 45845 Nokes Boulevard	Dec-09	Data Center	167,160	—	—	5,040	100.0%	30.15
44470 Chilum Place	Feb-07	Data Center	95,440	—	—	4,759	100.0%	49.86
4040 Lafayette Center Drive	Jul-10	Data Center	30,339	—	—	3,924	100.0%	129.34
21110 Ridgetop Circle	Jan-07	Data Center	135,513	—	—	3,176	100.0%	23.44
21561 & 21571 Beaumeade Circle	Dec-09	Data Center	164,453	—	—	3,109	100.0%	18.91
1506 & 44874 Moran Rd	Dec-11	Data Center	78,295	—	—	2,441	100.0%	31.18
1807 Michael Faraday Court	Oct-06	Data Center	19,237	—	—	1,915	100.0%	99.57
251 Exchange Place	Nov-05	Data Center	70,982	—	—	1,846	100.0%	26.01
43831 Devin Shafron Drive (Bldg C)	Jan-00	Data Center	117,071	—	—	1,645	100.0%	14.05
8100 Boone Boulevard (7)	Mar-07	Data Center	17,015	—	—	727	34.1%	125.32
44100 Digital Loudoun Plaza (Bldg J)	Oct-06	Data Center	—	216,000	—	—	—	—
Total			2,016,490	247,857	67,652	$150,163	99.0%	$75.22

Dallas
2323 Bryan Street	Jan-02	Internet Gateway	453,539	—	23,568	$19,799	76.7%	$51.70
1232 Alma Road	Sep-09	Data Center	105,726	—	—	14,470	100.0%	136.87
2501 S. State Hwy. 121	Feb-12	Data Center	831,372	—	—	13,198	96.5%	16.46
2440 Marsh Lane	Jan-03	Data Center	135,250	—	—	13,135	83.7%	116.08
4849 Alpha Road	Apr-04	Data Center	125,538	—	—	12,114	100.0%	96.50
900 Quality Way	Sep-09	Data Center	113,298	—	1,624	12,906	100.0%	113.91
850 East Collins	Sep-08	Data Center	121,366	—	—	11,527	87.3%	108.83
4025 Midway Road	Jan-06	Data Center	93,386	—	7,204	10,709	98.3%	116.63
950 East Collins	Sep-09	Data Center	121,286	—	—	9,430	100.0%	77.75
400 S. Akard	Jun-12	Internet Gateway	269,563	—	—	8,673	94.9%	33.89
11830 Webb Chapel Road	Aug-04	Data Center	365,647	—	—	8,583	98.0%	23.95
1215 Integrity Drive	Sep-09	Data Center	61,750	56,126	—	5,210	96.8%	87.17
907 Security Row	Sep-09	Data Center	36,758	78,887	22,805	3,866	100.0%	105.18
8435 N Stemmons Freeway	Oct-15	Data Center	34,901	—	—	3,711	67.3%	158.09
904 Quality Way	Sep-09	Data Center	46,750	—	—	1,008	100.0%	21.56
17201 Waterview Parkway	Jan-13	Data Center	61,750	—	—	704	100.0%	11.40

Property	Acquisition Date	Property Type	Net Rentable Square Feet (1)	Active Development (2)	Space Held for Development (3)	Annualized Rent (4)	Percent Occupied (5)	Annualized Rent per Occupied Square Foot ($) (6)
1210 Integrity Drive (7)	Sep-09	Data Center	—	442,316	—	—	—%	$—
Total			2,977,880	577,329	55,201	$149,043	92.7%	$52.27

Silicon Valley
2805 Lafayette Street (11)	Aug-10	Data Center	123,980	—	13,440	$16,858	98.0%	$138.81
1100 Space Park Drive	Nov-04	Internet Gateway	165,297	—	—	14,193	100.0%	86.80
3011 Lafayette Street	Jan-07	Data Center	90,780	—	—	11,197	100.0%	123.34
1350 Duane & 3080 Raymond	Oct-09	Data Center	185,000	—	—	11,177	100.0%	60.42
1500 Space Park Drive	Sep-07	Data Center	51,615	—	—	10,189	100.0%	197.41
3105 and 3205 Alfred Street	May-10	Data Center	49,858	—	—	9,885	98.8%	200.67
1525 Comstock Street	Sep-07	Data Center	42,385	—	—	9,332	100.0%	220.16
2045 & 2055 Lafayette Street	May-04	Data Center	300,000	—	—	9,000	100.0%	30.00
150 South First Street	Sep-04	Data Center	179,761	—	—	7,474	97.2%	42.77
1725 Comstock Street	Apr-10	Data Center	39,643	—	—	7,283	100.0%	183.71
1201 Comstock Street	Jun-08	Data Center	24,000	—	—	5,023	100.0%	209.31
2334 Lundy Place	Dec-02	Data Center	130,752	—	—	4,945	100.0%	37.82
2401 Walsh Street	Jun-05	Data Center	167,932	—	—	4,068	100.0%	24.22
2820 Northwestern Parkway (8)	Oct-15	Data Center	37,600	—	—	3,948	29.2%	359.48
2403 Walsh Street	Jun-05	Data Center	103,940	—	—	2,518	100.0%	24.22
Total			1,692,543	—	13,440	$127,090	97.9%	$74.87

Chicago
350 E Cermak Road	May-05	Internet Gateway	1,133,739	—	—	$82,686	97.5%	$70.09
9355 Grand Avenue	May-12	Data Center	101,903	149,597	—	12,819	98.5%	127.68
9333 Grand Avenue	May-12	Data Center	109,826	—	7,689	10,235	84.9%	109.79
600-780 S. Federal	Sep-05	Internet Gateway	142,283	—	19,264	8,417	83.9%	66.67
9377 Grand Avenue	May-12	Data Center	—	—	166,709	—	—	—
Total			1,487,751	149,597	193,662	$114,157	95.3%	$76.40

Phoenix
2121 South Price Road	Jul-10	Data Center	508,173	—	—	$63,198	86.5%	$143.79
120 E. Van Buren	Jul-06	Internet Gateway	287,514	—	—	21,217	67.1%	109.18
2055 East Technology Circle (10)	Oct-06	Data Center	76,350	—	—	8,075	89.7%	117.93
1900 S. Price Road	Jan-13	Data Center	118,348	—	108,926	—	—	—
Total			990,385	—	108,926	$92,490	70.8%	$131.44

San Francisco
365 Main Street	Jul-10	Internet Gateway	226,981	—	—	$27,361	68.8%	$175.23
200 Paul Avenue	Nov-04	Internet Gateway	481,571	—	18,522	29,132	78.1%	68.62
720 2nd Street	Jul-10	Data Center	121,220	—	—	14,714	84.5%	143.60
360 Spear Street	Dec-11	Data Center	154,950	—	—	4,251	48.5%	56.62
Total			984,722	—	18,522	$75,458	72.1%	$100.85

Boston
128 First Avenue	Jan-10	Data Center	274,750	—	—	$24,566	96.2%	$92.97
55 Middlesex Turnpike	Jan-10	Data Center	101,067	—	—	12,050	91.5%	130.30
200 Quannapowitt Parkway	Jun-04	Data Center	144,569	—	66,526	5,514	81.8%	46.61
105 Cabot Street	Jan-10	Data Center	42,243	—	63,488	4,758	77.2%	145.98
115 Second Avenue	Oct-05	Data Center	66,730	—	—	4,104	100.0%	61.50
600 Winter Street	Sep-06	Data Center	30,400	—	—	791	100.0%	26.01
Total			659,759	—	130,014	$51,783	91.7%	$85.63

Atlanta
56 Marietta Street	Oct-15	Internet Gateway	152,650	—	—	$34,057	96.5%	$231.21
375 Riverside Parkway	Jun-03	Data Center	250,191	—	—	8,923	100.0%	35.67
760 Doug Davis Drive	Dec-11	Data Center	334,306	—	—	6,645	99.9%	19.89
101 Aquila Way	Apr-06	Data Center	313,581	—	—	1,486	100.0%	4.74
Total			1,050,728	—	—	$51,111	99.5%	$18.99

Property	Acquisition Date	Property Type	Net Rentable Square Feet (1)	Active Development (2)	Space Held for Development (3)	Annualized Rent (4)	Percent Occupied (5)	Annualized Rent per Occupied Square Foot ($) (6)
Los Angeles
600 West Seventh Street	May-04	Internet Gateway	489,722	—	—	$24,440	90.3%	$53.33
2260 East El Segundo Boulevard	Jul-10	Data Center	132,240	—	—	11,302	85.9%	99.52
200 North Nash Street	Jun-05	Data Center	113,606	—	—	2,752	100.0%	24.22
3015 Winona Avenue	Dec-04	Data Center	82,911	—	—	1,775	100.0%	21.41
Total			818,479	—	—	$40,269	91.9%	$52.40

Houston
Digital Houston	Apr-06	Data Center	404,799	—	22,722	$18,543	88.1%	$51.98
Total			404,799	—	22,722	$18,543	88.1%	$51.98

St. Louis
210 N Tucker Boulevard	Aug-07	Data Center	258,268	—	77,778	$7,664	65.2%	$45.51
900 Walnut Street	Aug-07	Internet Gateway	105,776	—	6,490	5,263	94.6%	$52.61
Total			364,044	—	84,268	$12,927	73.7%	$48.16

Denver
11900 East Cornell Avenue	Sep-12	Data Center	285,840	—	—	$6,518	94.3%	$24.18
8534 Concord Center Drive	Jun-05	Data Center	85,660	—	—	4,015	100.0%	46.87
Total			371,500	—	—	$10,533	95.6%	$29.65

Toronto, Canada
371 Gough Road	Mar-13	Data Center	56,917	26,456	14,403	$6,307	100.0%	$110.81
6800 Millcreek Drive	Apr-06	Data Center	83,758	—	—	2,189	100.0%	26.13
Total			140,675	26,456	14,403	$8,495	100.0%	$60.39

Portland
3825 NW Aloclek Place	Aug-11	Data Center	48,574	—	—	$8,017	100.0%	$165.04
Total			48,574	—	—	$8,017	100.0%	$165.04

Austin
7500 Metro Center Drive	Dec-05	Data Center	60,345	—	25,343	$3,948	42.2%	$154.98
7401 E. Ben White Blvd Building 7 - 9	May-13	Data Center	203,235	—	—	1,920	100.0%	9.45
8025 North Interstate 35	May-12	Data Center	62,237	—	—	1,058	100.0%	17.00
7620 Metro Center Drive	Dec-05	Data Center	40,836	—	—	661	82.8%	19.54
Total			366,653	—	25,343	$7,587	88.6%	$23.36

Sacramento
11085 Sun Center Drive	Sep-11	Data Center	69,048	—	—	$3,053	100.0%	$44.21
3065 Gold Camp Drive	Oct-04	Data Center	40,394	—	23,397	2,899	100.0%	71.76
Total			109,442	—	23,397	$5,952	100.0%	$54.38

Minneapolis/St. Paul
1500 Towerview Road	Mar-13	Data Center	328,765	—	—	$5,202	100.0%	$15.82
1125 Energy Park Drive	Mar-05	Data Center	78,164	—	—	419	22.2%	24.14
Total			406,929	—	—	$5,621	85.1%	$16.24

Miami
36 NE 2nd Street	Jan-02	Internet Gateway	162,140	—	—	$4,657	84.9%	$33.84
2300 NW 89th Place	Sep-06	Data Center	64,174	—	—	736	100.0%	11.47
Total			226,314	—	—	$5,393	89.2%	$26.72

Charlotte
125 North Myers	Aug-05	Internet Gateway	25,402	—	—	$1,504	100.0%	$59.19
731 East Trade Street	Aug-05	Internet Gateway	40,879	—	—	1,433	100.0%	35.05
113 North Myers	Aug-05	Internet Gateway	29,218	—	—	1,030	100.0%	35.27
Total			95,499	—	—	$3,967	100.0%	$41.54

Seattle
3433 S 120th Place (8)	Oct-15	Data Center	21,078	—	94,868	$748	19.6%	$181.18
Total			21,078	—	94,868	$748	19.6%	$181.18

Property	Acquisition Date	Property Type	Net Rentable Square Feet (1)	Active Development (2)	Space Held for Development (3)	Annualized Rent (4)	Percent Occupied (5)	Annualized Rent per Occupied Square Foot ($) (6)

EUROPE

London, United Kingdom
Unit 21 Goldsworth Park Trading Estate (11)	Jul-12	Data Center	389,575	45,509	44,916	$57,546	100.0%	$147.72
Watford (11)	Jul-12	Data Center	133,000	—	—	20,554	97.3%	158.91
3 St. Anne's Boulevard (11)	Dec-07	Data Center	96,147	—	—	18,798	89.5%	218.42
Croydon (11)	Jul-12	Data Center	120,000	—	—	15,673	100.0%	130.61
Fountain Court (11)	Jul-11	Data Center	87,498	23,821	20,452	13,023	87.9%	169.34
Principal Park, Crawley (11)	Sep-13	Data Center	66,248	65,902	—	9,229	100.0%	139.31
Mundells Roundabout (11)	Apr-07	Data Center	113,464	—	—	8,111	100.0%	71.49
Cressex 1 (11)	Dec-07	Data Center	50,847	—	—	7,498	100.0%	147.45
2 St. Anne's Boulevard (11)	Dec-07	Data Center	30,612	—	—	5,120	100.0%	167.24
1 St. Anne's Boulevard (11)	Dec-07	Data Center	20,219	—	—	296	100.0%	14.66
Total			1,107,610	135,232	65,368	$155,848	97.8%	$143.87

Paris, France
114 Rue Ambroise Croizat (12)	Dec-06	Internet Gateway	360,920	—	—	$18,140	97.3%	$51.67
1 Rue Jean-Pierre (12)	Dec-12	Data Center	104,666	—	—	4,010	100.0%	38.31
127 Rue de Paris (12)	Dec-12	Data Center	59,991	—	—	1,719	100.0%	28.65
Liet-dit ie Christ de Saclay (12)	Dec-12	Data Center	21,337	—	—	573	100.0%	26.85
Total			546,914	—	—	$24,442	98.2%	$45.51

Dublin, Ireland
Unit 9 Blanchardstown Corporate Center (12)	Dec-06	Data Center	120,000	—	—	$7,890	82.9%	$79.28
Clonshaugh Industrial Estate (Eircom) (12)	Aug-05	Data Center	124,500	—	—	7,502	100.0%	60.26
Profile Park (12)	Oct-11	Data Center	21,594	19,597	2,084	2,626	91.4%	133.03
Clonshaugh Industrial Estate IE (12)	Feb-06	Data Center	20,000	—	—	1,366	100.0%	68.31
Total			286,094	19,597	2,084	$19,384	92.2%	$73.49

Amsterdam, Netherlands
Paul van Vlissingenstraat 16 (12)	Aug-05	Data Center	112,472	—	—	$6,562	100.0%	$58.35
Cateringweg 5 (12)	Jun-10	Data Center	55,972	—	—	4,681	100.0%	83.63
Naritaweg 52 (12)(13)	Dec-07	Data Center	63,260	—	—	2,326	100.0%	36.77
Liverpoolweg 10 (12)	Jun-13	Data Center	29,986	—	—	1,183	100.0%	39.44
Gyroscoopweg 2E-2F (12)	Jul-06	Data Center	55,585	—	—	1,130	100.0%	20.32
De President Business Park	Jul-13	Technology Office	—	—	—	—	—	—
Total			317,275	—	—	$15,882	100.0%	$50.06

Manchester, England
Manchester Technopark (11)	Jun-08	Data Center	38,016	—	—	$1,890	100.0%	$49.71
Total			38,016	—	—	$1,890	100.0%	$49.71

Geneva, Switzerland
Chemin de l Epinglier 2 (12)	Nov-05	Data Center	59,190	—	—	$1,555	100.0%	$26.27
Total			59,190	—	—	$1,555	100.0%	$26.27

ASIA PACIFIC

Singapore
29A International Business Park (14)	Nov-10	Data Center	360,908	9,592	—	$55,045	96.4%	$158.22
3 Loyang Way	Jun-15	Data Center	—	177,000	—	—	—	—
Total			360,908	186,592	—	$55,045	96.4%	$158.22

Melbourne
Deer Park 2 (72 Radnor Drive) (15)	Jun-11	Data Center	65,403	—	28,179	$7,402	94.4%	$119.90
98 Radnor Drive (15)	Jun-11	Data Center	52,988	—	—	5,953	71.6%	157.02
Total			118,391	—	28,179	$13,355	84.2%	$134.02

Sydney
1-11 Templar Road (15)	Feb-11	Data Center	84,622	—	1,595	$10,554	77.6%	$160.79
23 Waterloo Road (15)	Nov-12	Data Center	51,990	—	—	1,084	100.0%	20.84

Property	Acquisition Date	Property Type	Net Rentable Square Feet (1)	Active Development (2)	Space Held for Development (3)	Annualized Rent (4)	Percent Occupied (5)	Annualized Rent per Occupied Square Foot ($) (6)
Total			136,612	—	1,595	$11,638	86.1%	$98.94

NON-DATACENTER PROPERTIES

34551 Ardenwood Boulevard	Jan-03	Technology Manufacturing	307,657	—	—	$3,681	50.6%	$23.66
2010 East Centennial Circle	May-03	Technology Manufacturing	113,405	—	—	3,194	100.0%	28.16
47700 Kato Road & 1055 Page Avenue (16)	Sep-03	Technology Manufacturing	199,352	—	—	2,631	100.0%	13.20
1 Solutions Parkway	Aug-07	Technology Office	156,000	—	—	2,546	100.0%	16.32
8201 E. Riverside Drive Building 4 - 6	May-13	Technology Manufacturing	133,460	—	—	967	74.9%	9.67
908 Quality Way	Sep-09	Technology Office	14,400	—	—	—	100.0%	—
Total			924,274	—	—	$13,020	79.9%	$17.62

Consolidated Portfolio Total/Weighted Average			21,027,354	1,342,660	1,275,767	$1,439,443	92.5%	$28.16

MANAGED UNCONSOLIDATED JOINT VENTURES

Northern Virginia
43915 Devin Shafron Drive (Bldg A) (17)	Sep-14	Data Center	132,280	—	—	$17,555	100.0%	$132.71
43790 Devin Shafron Drive (Bldg E) (17)	Sep-13	Data Center	152,138	—	—	3,425	100.0%	22.51
21551 Beaumeade Circle (17)	Sep-13	Data Center	152,504	—	—	2,215	100.0%	14.52
7505 Mason King Court (17)	Sep-13	Data Center	109,650	—	—	1,958	100.0%	17.86
Total			546,572	—	—	$25,152	100.0%	$46.02

Hong Kong
33 Chun Choi Street	Mar-12	Data Center	114,326	—	71,974	$15,134	77.2%	$171.46
Total			114,326	—	71,974	$15,134	77.2%	$171.46

Silicon Valley
4650 Old Ironsides Drive (17)	Sep-13	Data Center	124,383	—	—	$4,287	100.0%	$34.47
2950 Zanker Road (17)	Sep-13	Data Center	69,700	—	—	3,343	100.0%	47.97
4700 Old Ironsides Drive (17)	Sep-13	Data Center	90,139	—	—	2,184	100.0%	24.22
444 Toyama Drive (17)	Sep-13	Data Center	42,083	—	—	2,060	100.0%	48.95
Total			326,305	—	—	$11,874	100.0%	$36.39

Dallas
14901 FAA Boulevard (17)	Sep-13	Data Center	263,700	—	—	$5,451	100.0%	$20.67
900 Dorothy Drive (17)	Sep-13	Data Center	56,176	—	—	1,710	100.0%	30.45
Total			319,876	—	—	$7,161	100.0%	$22.39

New York
636 Pierce Street (17)	Mar-14	Data Center	108,336	—	—	$3,190	100.0%	$29.45
Total			108,336	—	—	$3,190	100.0%	$29.45

Managed Unconsolidated Portfolio Total/Weighted Average			1,415,415	—	71,974	$62,511	98.2%	$30.45

Managed Portfolio Total/Weighted Average			22,442,769	1,342,660	1,347,741	$1,501,955	91.4%

Digital Realty Share Total/Weighted Average (18)			21,344,852	1,342,660	1,311,754	$1,456,489	90.9%	$29.45

NON-MANAGED UNCONSOLIDATED JOINT VENTURES

Seattle								—
2001 Sixth Avenue		Data Center	400,369	—	—	$36,830	94.6%	$63.13
2020 Fifth Avenue		Data Center	51,000	—	—	6,592	100.0%
Total			451,369	—	—	$43,422	95.2%	$64.43

Non-Managed Portfolio Total/Weighted Average			451,369	—	—	$43,422	95.2%	$—

Portfolio Total/Weighted Average			22,894,138	1,342,660	1,347,741	$1,545,377	91.4%	$—

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

(2)	Space under active development includes current base building and data center projects in progress.

(3)	Space held for future development includes space held for future data center development, and excludes space under active development.

(4)	Annualized rent represents the monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2015 multiplied by 12.

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

(8)	Building represents leasehold interest from Telx Acquisition.

(9)	Building razed in 2013, included in land inventory.

(10)	We are party to a ground sublease for this property. The term of the ground sublease expires in September 2083. All of the lease payments were prepaid by the prior owner of this property.

(11)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2015 of $1.47 to £1.00. Manchester Technopark is subject to a ground lease, which expires in the year 2125.

(12)
Rental amounts were calculated based on the exchange rate in effect on December 31, 2015 of $1.09 to €1.00. PaulVan Vlissingenstraat 16, Chemin de l’Epinglier 2, Clonshaugh Industrial Estate I and II and Cateringweg 5 are subject to ground leases, which expire in the years 2054, 2074, 2981 and 2059, respectively.

(13)	We are party to a ground sublease for this property. This is a perpetual ground sublease. Lease payments were prepaid by the prior owner of this property through December 2036.

(14)
Rental amounts were calculated based on the exchange rate in effect on December 31, 2015 of $0.70 to S$1.00. 29A International Business Park is subject to a ground lease, which expires in the year 2038.

(15)	Rental amounts were calculated based on the exchange rate in effect on December 31, 2015 of $0.73 to A$1.00.

(16)	This property was sold in January 2016.

(17)
These properties were contributed to unconsolidated joint ventures that were formed with an investment fund managed by Prudential Real Estate Investors (PREI®) and an affiliate of Griffin Capital Essential Asset REIT, Inc. (GCEAR).

(18)	Represents consolidated portfolio plus our managed portfolio of unconsolidated joint ventures based on our ownership percentage.

Tenant Diversification
As of December 31, 2015, our portfolio was leased to over 1,750 companies, many of which are nationally recognized firms. The following table sets forth information regarding the 20 largest tenants in our portfolio based on annualized rent as of December 31, 2015 (dollar amounts in thousands).

	Tenant	Number of Locations	Total Occupied Square Feet (1)(5)	Percentage of Net Rentable Square Feet (5)	Annualized Rent (2)(5)	Percentage of Annualized Rent (5)	Weighted Average Remaining Lease Term in Months
1	IBM (3)	23	873,904	4.1%	$109,172	7.5%	72
2	CenturyLink, Inc. (4)	49	2,317,626	10.9%	88,834	6.1%	69
3	Equinix Operating Company, Inc.	13	1,111,561	5.2%	58,944	4.0%	136
4	Facebook, Inc.	9	191,872	0.9%	33,336	2.3%	35
5	AT & T	35	632,708	3.0%	31,166	2.1%	68
6	LinkedIn Corporation	4	277,250	1.3%	29,152	2.0%	107
7	Oracle America, Inc.	8	232,671	1.1%	28,476	2.0%	46
8	JPMorgan Chase & Co.	12	252,279	1.2%	27,967	1.9%	57
9	SunGard Availability Services LP	10	260,579	1.2%	22,853	1.6%	110
10	TATA Communications (UK)	15	193,884	0.9%	22,707	1.6%	75
11	Deutsche Bank AG	8	119,201	0.6%	22,264	1.5%	30
12	Morgan Stanley Services Group Inc.	8	158,009	0.7%	21,418	1.5%	81
13	Rackspace US, Inc.	4	172,723	0.8%	21,176	1.5%	153
14	NTT Communications Company	12	226,942	1.1%	20,498	1.4%	70
15	Verizon Communications, Inc.	40	261,865	1.2%	19,905	1.4%	82
16	Navisite Europe Limited	4	119,995	0.6%	17,266	1.2%	100
17	eBay Inc	2	102,418	0.5%	15,987	1.1%	32
18	Level 3 Communications, LLC	57	325,943	1.5%	15,274	1.0%	69
19	Amazon	12	295,358	1.4%	14,084	1.0%	54
20	Expedia	1	80,182	0.4%	12,966	0.9%	45
	Total/Weighted Average		8,206,970	38.6%	$633,445	43.6%	80

(1)
Occupied square footage is defined as leases that commenced on or before December 31, 2015. For some of our properties, we calculate occupancy based on factors in addition to contractually leased square feet, including available power, required support space and common area.

(2)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2015 multiplied by 12.

(3)	Represents leases with IBM and leases with Softlayer. IBM acquired Softlayer in July 2013.

(4)
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

Lease Distribution
The following table sets forth information relating to the distribution of leases in the properties in our portfolio, based on net rentable square feet (excluding approximately 1.3 million square feet of space under active development and approximately 1.3 million square feet of space held for future development at December 31, 2015) under lease as of December 31, 2015 (dollar amounts in thousands).

Square Feet Under Lease	Total Net Rentable Square Feet(1)(3)	Percentage of Net Rentable Square Feet(1)	Annualized Rent(2)(3)	Percentage of Annualized Rent
Available	1,944,397	9.1%	$—	—%
2,500 or less	1,219,534	5.7%	211,513	14.5%
2,501 - 10,000	2,378,655	11.1%	260,011	17.9%
10,001 - 20,000	3,885,052	18.2%	430,191	29.5%
20,001 - 40,000	3,134,669	14.7%	247,760	17.0%
40,001 - 100,000	4,307,426	20.2%	185,831	12.8%
Greater than 100,000	4,475,119	21.0%	121,283	8.3%
Portfolio Total	21,344,852	100.0%	$1,456,589	100.0%

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

(2)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2015 multiplied by 12.

(3)	Represents consolidated portfolio plus our managed portfolio of unconsolidated joint ventures based on our ownership percentage.

Lease Expirations
The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2015 plus available space for ten calendar years at the properties in our portfolio, excluding approximately 1.3 million square feet of space under active development and approximately 1.3 million square feet of space held for future development at December 31, 2015. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options and all early termination rights (dollar amounts in thousands).

Year	Square Footage of Expiring Leases (1)(4)	Percentage of Net Rentable Square Feet (4)	Annualized Rent (2)(4)	Percentage of Annualized Rent (4)	Annualized Rent Per Occupied Square Foot (4)	Annualized Rent Per Occupied Square Foot at Expiration (4)	Annualized Rent at Expiration
Available	1,944,397	9.1%
Month to Month (3)	340,103	1.6%	$39,633	2.7%	$117	$121	$41,026
2015	1,231,767	5.8%	173,532	11.9%	141	141	173,615
2016	1,605,318	7.5%	128,727	8.8%	80	82	131,634
2017	1,641,071	7.7%	151,678	10.4%	92	97	159,213
2018	2,517,634	11.8%	210,554	14.5%	84	92	230,375
2019	2,279,392	10.7%	188,640	13.0%	83	92	209,066
2020	1,778,358	8.3%	104,669	7.2%	59	67	118,554
2021	1,546,277	7.2%	84,722	5.8%	55	64	98,903
2022	922,858	4.3%	65,725	4.5%	71	85	78,413
2023	1,175,603	5.5%	88,121	6.1%	75	92	108,292
2024	1,341,932	6.3%	72,167	5.0%	54	69	92,005
Thereafter	3,020,142	14.2%	148,421	10.1%	49	66	199,971
Portfolio Total / Weighted Average	21,344,852	100.0%	$1,456,589	100.0%	$75	$85	$1,641,067

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

(2)	Annualized rent represents the monthly contractual base rent (defined as cash base rent before abatements) under existing leases as of December 31, 2015 multiplied by 12.

(3)	Includes leases, licenses and similar agreements that upon expiration have been automatically renewed on a month-to-month basis.

(4)	Represents consolidated portfolio plus our managed portfolio of unconsolidated joint ventures based on our ownership percentage.

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary course of our business, we may become subject to tort claims, breach of contract and other claims and administrative proceedings. As of December 31, 2015, we were not a party to any legal proceedings which we believe would have a material adverse effect on our operations or financial position.

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

	High	Low	Dividends Declared
First Quarter 2014	$57.52	$48.85	$0.83000
Second Quarter 2014	$59.50	$51.33	$0.83000
Third Quarter 2014	$67.75	$57.64	$0.83000
Fourth Quarter 2014	$70.92	$62.19	$0.83000
First Quarter 2015	$75.39	$63.30	$0.85000
Second Quarter 2015	$69.12	$62.76	$0.85000
Third Quarter 2015	$69.83	$60.66	$0.85000
Fourth Quarter 2015	$77.26	$64.11	$0.85000
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
As of February 23, 2016, there were approximately 195 holders of record of Digital Realty Trust, Inc.’s common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Digital Realty Trust, L.P.
There is no established trading market for Digital Realty Trust, L.P.’s common units of limited partnership. As of February 23, 2016, there were 48 holders of record of common units, including Digital Realty Trust, L.P.’s general partner, Digital Realty Trust, Inc.
The following table sets forth, for the periods indicated, the distributions per common unit that our operating partnership declared with respect to the periods indicated.

Distributions Declared
First Quarter 2014	$0.83000
Second Quarter 2014	$0.83000
Third Quarter 2014	$0.83000
Fourth Quarter 2014	$0.83000
First Quarter 2015	$0.85000
Second Quarter 2015	$0.85000
Third Quarter 2015	$0.85000
Fourth Quarter 2015	$0.85000
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

STOCK PERFORMANCE GRAPH
The following graph compares the yearly change in the cumulative total stockholder return on Digital Realty Trust, Inc.’s common stock during the period from December 31, 2010 through December 31, 2015, with the cumulative total return on the MSCI US REIT Index (RMS) and the S&P 500 Market Index. The comparison assumes that $100 was invested on December 31, 2010 in Digital Realty Trust, Inc.’s common stock and in each of these indices and assumes reinvestment of dividends, if any.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG DIGITAL REALTY TRUST, INC., S&P 500 INDEX AND RMS INDEX
Assumes $100 invested on December 31, 2010
Assumes dividends reinvested
To fiscal year ending December 31, 2015

Pricing Date	DLR($)	S&P 500($)	RMS($)
December 31, 2010	100.0	100.0	100.0
December 31, 2011	135.4	102.1	108.7
December 31, 2012	143.6	118.5	128.0
December 31, 2013	109.9	156.8	131.2
December 31, 2014	156.7	178.3	171.0
December 31, 2015	188.3	180.8	175.3

•
This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

•	The stock price performance shown on the graph is not necessarily indicative of future price performance.

•	The hypothetical investment in Digital Realty Trust, Inc.’s common stock presented in the stock performance graph above is based on the closing price of the common stock on December 31, 2010.

SALES OF UNREGISTERED EQUITY SECURITIES
Digital Realty Trust, Inc.
None.
Digital Realty Trust, L.P.
During the year ended December 31, 2015, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:
During the year ended December 31, 2015, Digital Realty Trust, Inc. issued an aggregate of 29,311 shares of its common stock upon the exercise of stock options. Digital Realty Trust, Inc. contributed the proceeds from the option exercises of approximately $0.9 million to our operating partnership and our operating partnership issued to Digital Realty Trust, Inc. an aggregate of 29,311 common units, as required by our operating partnership’s partnership agreement.

During the year ended December 31, 2015, Digital Realty Trust, Inc. issued an aggregate of 109,780 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such awards, our operating partnership issued a restricted common unit to Digital Realty Trust, Inc. During the year ended December 31, 2015, our operating partnership issued an aggregate of 109,780 common units to Digital Realty Trust, Inc., as required by our operating partnership’s partnership agreement. During the year ended December 31, 2015, an aggregate of 37,107 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net issuance of 72,673 shares of common stock.
All other issuances of unregistered equity securities of our operating partnership during the year ended December 31, 2015 have previously been disclosed in filings with the SEC. For all issuances of units to Digital Realty Trust, Inc., our operating partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with over $11.4 billion in total consolidated assets and as our operating partnership’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.
REPURCHASES OF EQUITY SECURITIES
Digital Realty Trust, Inc.
None.
Digital Realty Trust, L.P.
None.

ITEM 6.    SELECTED FINANCIAL DATA
SELECTED COMPANY FINANCIAL AND OTHER DATA (Digital Realty Trust, Inc.)
The following table sets forth selected consolidated financial and operating data on an historical basis for Digital Realty Trust, Inc.

The following data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Amounts in thousands, except share and per share data)
Statement of Operations Data:
Operating Revenues:
Rental	$1,354,986	$1,256,086	$1,155,051	$990,715	$820,711
Tenant reimbursements	359,875	350,234	323,286	272,309	211,811
Interconnection and other	40,759	—	—	—	—
Fee income	6,638	7,268	3,520	8,428	29,286
Other	1,078	2,850	402	7,615	902
Total operating revenues	1,763,336	1,616,438	1,482,259	1,279,067	1,062,710
Operating Expenses:
Rental property operating and maintenance	549,885	503,140	456,596	381,227	307,922
Property taxes	92,588	91,538	90,321	69,475	49,946
Insurance	8,809	8,643	8,743	9,600	8,024
Change in fair value of contingent consideration	(44,276)	(8,093)	(1,762)	(1,051)	—
Depreciation and amortization	570,527	538,513	475,464	382,553	310,425
General and administrative	105,549	93,188	65,653	57,209	53,624
Transaction expenses	17,400	1,303	4,605	11,120	5,654
Impairment on investments in real estate	—	126,470	—	—	—
Other	60,943	3,070	827	2,856	22,805
Total operating expenses	1,361,425	1,357,772	1,100,447	912,989	758,400
Operating income	401,911	258,666	381,812	366,078	304,310
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	15,491	13,289	9,796	8,135	4,952
Gain on insurance settlement	—	—	5,597	—	—
Gain on sale of property	94,604	15,945	—	—	—
Gain on contribution of investment properties to unconsolidated joint venture	—	95,404	115,609	—	—
Gain on sale of equity investment	—	14,551	—	—	—
Interest and other income	(2,381)	2,663	139	1,892	3,260
Interest expense	(201,435)	(191,085)	(189,399)	(157,108)	(149,350)
Tax expense	(6,451)	(5,238)	(1,292)	(2,647)	42
Loss from early extinguishment of debt	(148)	(780)	(1,813)	(303)	(1,088)
Net income	301,591	203,415	320,449	216,047	162,126
Net income attributable to noncontrolling interests	(4,902)	(3,232)	(5,961)	(5,713)	(5,861)
Net income attributable to Digital Realty Trust, Inc.	296,689	200,183	314,488	210,334	156,265
Preferred stock dividends	(79,423)	(67,465)	(42,905)	(38,672)	(25,397)
Net income available to common stockholders	$217,266	$132,718	$271,583	$171,662	$130,868
Per Share Data:
Basic income per share available to common stockholders	$1.57	$1.00	$2.12	$1.48	$1.33
Diluted income per share available to common stockholders	$1.56	$0.99	$2.12	$1.48	$1.32
Cash dividend per common share	$3.40	$3.32	$3.12	$2.92	$2.72
Weighted average common shares outstanding:
Basic	138,247,606	133,369,047	127,941,134	115,717,667	98,405,375
Diluted	138,865,421	133,637,235	128,127,641	116,006,577	99,169,749

	December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Net investments in real estate	$8,770,212	$8,203,287	$8,384,086	$7,603,136	$5,242,515
Total assets	11,451,267	9,526,784	9,626,830	8,819,214	6,098,566
Global revolving credit facility	967,884	525,951	724,668	723,729	275,106
Unsecured term loan	924,568	976,600	1,020,984	757,839	—
Unsecured senior notes, net of discount	3,738,606	2,791,758	2,364,232	1,738,221	1,441,072
Exchangeable senior debentures, net of discount	—	—	266,400	266,400	266,400
Mortgages and other secured loans, net of premiums	303,183	378,818	585,608	792,376	947,132
Total liabilities	6,914,765	5,612,546	5,980,318	5,320,830	3,518,155
Total stockholders equity	4,500,132	3,878,256	3,610,516	3,468,305	2,522,917
Noncontrolling interests in operating partnership	29,612	29,191	29,027	24,135	45,057
Noncontrolling interests in consolidated joint ventures	6,758	6,791	6,969	5,944	12,437
Total liabilities and equity	$11,451,267	$9,526,784	$9,626,830	$8,819,214	$6,098,566

	Year ended December 31,
	2015	2014	2013	2012	2011
Cash flows from (used in):
Operating activities	$799,232	$655,888	$656,390	$542,948	$400,956
Investing activities	(2,526,022)	(644,180)	(1,060,609)	(2,475,933)	(830,802)
Financing activities	1,749,029	(26,974)	401,832	1,948,635	458,758

SELECTED COMPANY FINANCIAL AND OTHER DATA (Digital Realty Trust, L.P.)
The following table sets forth selected consolidated financial and operating data on an historical basis for our operating partnership.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Amounts in thousands, except unit and per unit data)
Statement of Operations Data:
Operating Revenues:
Rental	$1,354,986	$1,256,086	$1,155,051	$990,715	$820,711
Tenant reimbursements	359,875	350,234	323,286	272,309	211,811
Interconnection and other	40,759	—	—	—	—
Fee income	6,638	7,268	3,520	8,428	29,286
Other	1,078	2,850	402	7,615	902
Total operating revenues	1,763,336	1,616,438	1,482,259	1,279,067	1,062,710
Operating Expenses:
Rental property operating and maintenance	549,885	503,140	456,596	381,227	307,922
Property taxes	92,588	91,538	90,321	69,475	49,946
Insurance	8,809	8,643	8,743	9,600	8,024
Change in fair value of contingent consideration	(44,276)	(8,093)	(1,762)	(1,051)	—
Depreciation and amortization	570,527	538,513	475,464	382,553	310,425
General and administrative	105,549	93,188	65,653	57,209	53,624
Transaction expenses	17,400	1,303	4,605	11,120	5,654
Impairment on investments in real estate	—	126,470	—	—	—
Other	60,943	3,070	827	2,856	22,805
Total operating expenses	1,361,425	1,357,772	1,100,447	912,989	758,400
Operating income	401,911	258,666	381,812	366,078	304,310
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	15,491	13,289	9,796	8,135	4,952
Gain on insurance settlement	—	—	5,597	—	—
Gain on sale of property	94,604	15,945	—	—	—
Gain on contribution of investment properties to unconsolidated joint venture	—	95,404	115,609	—	—
Gain on sale of equity investment	—	14,551	—	—	—
Interest and other income	(2,381)	2,663	139	1,892	3,260
Interest expense	(202,800)	(191,085)	(189,399)	(157,108)	(149,350)
Tax expense	(6,451)	(5,238)	(1,292)	(2,647)	42
Loss from early extinguishment of debt	(148)	(780)	(1,813)	(303)	(1,088)
Net income	300,226	203,415	320,449	216,047	162,126
Net (income) loss attributable to noncontrolling interests in consolidated joint ventures	(460)	(465)	(595)	444	324
Net income attributable to Digital Realty Trust, L.P.	299,766	202,950	319,854	216,491	162,450
Preferred units distributions	(79,423)	(67,465)	(42,905)	(38,672)	(25,397)
Net income available to common unitholders	$220,343	$135,485	$276,949	$177,819	$137,053
Per Unit Data:
Basic income per unit available to common unitholders	$1.56	$1.00	$2.12	$1.48	$1.33
Diluted income per unit available to common unitholders	$1.55	$0.99	$2.12	$1.48	$1.32
Cash distributions per common unit	$3.40	$3.32	$3.12	$2.92	$2.72
Weighted average common units outstanding:
Basic	140,905,897	136,122,661	130,462,534	119,861,380	103,053,004
Diluted	141,523,712	136,390,849	130,649,041	120,150,290	103,817,378

	December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Net investments in real estate	$8,770,212	$8,203,287	$8,384,086	$7,603,136	$5,242,515
Total assets	11,451,267	9,526,784	9,626,830	8,819,214	6,098,566
Global revolving credit facility	967,884	525,951	724,668	723,729	275,106
Unsecured term loan	924,568	976,600	1,020,984	757,839	—
Unsecured senior notes, net of discount	3,738,606	2,791,758	2,364,232	1,738,221	1,441,072
Exchangeable senior debentures, net of discount	—	—	266,400	266,400	266,400
Mortgages and other secured loans, net of premiums	303,183	378,818	585,608	792,376	947,132
Total liabilities	6,916,130	5,612,546	5,980,318	5,320,830	3,518,155
General partner’s capital	4,595,357	3,923,302	3,599,825	3,480,496	2,578,797
Limited partners’ capital	33,986	32,578	31,261	26,854	49,244
Accumulated other comprehensive income (loss)	(100,964)	(48,433)	8,457	(14,910)	(60,067)
Noncontrolling interests in consolidated joint ventures	6,758	6,791	6,969	5,944	12,437
Total liabilities and capital	$11,451,267	$9,526,784	$9,626,830	$8,819,214	$6,098,566

	Year ended December 31,
	2015	2014	2013	2012	2011
Cash flows from (used in):
Operating activities	$799,232	$655,888	$656,390	$542,948	$400,956
Investing activities	(2,526,022)	(644,180)	(1,060,609)	(2,475,933)	(830,802)
Financing activities	1,749,029	(26,974)	401,832	1,948,635	458,758

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
Business and strategy. Our primary business objectives are to maximize: (i) sustainable long-term growth in earnings and funds from operations per share and unit, (ii) cash flow and returns to our stockholders and our operating partnership’s unitholders through the payment of distributions and (iii) return on invested capital. We expect to achieve our objectives by focusing on our core business of investing in and developing technology-related real estate. A significant component of our current and future internal growth is anticipated through the development of our existing space held for development and acquisition of new properties. We target high quality, strategically located properties containing the physical and connectivity infrastructure that supports the applications and operations of corporate enterprise data center and technology industry tenants and properties that may be developed for such use. Most of our properties contain fully redundant electrical supply systems, multiple power feeds, above-standard cooling systems, raised floor areas, extensive in-building communications cabling and high-level security systems. We focus solely on technology-related real estate because we believe that the growth in corporate data center adoption and the technology-related real estate industry generally will continue to be superior to that of the overall economy.
As of December 31, 2015, we owned an aggregate of 139 operating properties, including eight Telx properties (of which two properties are owned and six properties are leased from third parties) and 14 properties held as investments in unconsolidated joint ventures, with approximately 25.6 million rentable square feet including approximately 1.3 million square feet of space under active development and approximately 1.3 million square feet of space held for future development. The 14 properties held as investments in unconsolidated joint ventures have an aggregate of approximately 1.9 million rentable square feet. The 15 parcels of developable land we own comprised approximately 286 acres. At December 31, 2015, approximately 1.3 million square feet was under construction for Turn-Key Flex®, Powered Base Building® and Custom Solutions products, all of which are expected to be income producing on or after completion, in three U.S. domestic metropolitan areas, two European metropolitan areas, one Canadian metropolitan area and our Singapore metropolitan area, consisting of approximately 0.7 million square feet of base building construction and 0.6 million square feet of data center construction.
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
We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to Digital Realty Trust, Inc.’s common stock and preferred stock. We currently intend to limit our indebtedness to 60% of our total enterprise value and, based on the closing price of Digital Realty Trust, Inc. common stock on December 31, 2015 of $75.62, our ratio of debt to total enterprise value was approximately 32%. Our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our company’s incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc. common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.
Revenue base. As of December 31, 2015, we owned 139 operating properties through our operating partnership, including eight Telx properties (of which two properties are owned and six properties are leased from third parties) and 14 properties held as investments in unconsolidated joint ventures and developable land. These properties are mainly located throughout the U.S., with 23 properties located in Europe, three properties in Australia, three properties in Asia and two properties in Canada. We, through our predecessor, acquired our first portfolio property in January 2002 and have added properties through acquisition and development activities as follows:

Year Ended December 31:	Operating Properties Acquired (1)		Net Rentable Square Feet(2)	Square Feet of Space Under Active Development as of December 31, 2015 (3)	Square Feet of Space Held for Future Development as of December 31, 2015 (4)
2002	4		1,093,250	—	46,530
2003	5	(5)	1,005,855	—	—
2004	10	(5)	2,375,410	—	108,445
2005	19	(5)	2,822,831	—	145,122
2006	18	(5)	2,852,131	—	29,926
2007	13	(5)(6)	1,742,397	—	84,268
2008	4		463,560	—	59,554
2009	8	(7)(9)(10)	1,718,252	577,329	36,379
2010	15		2,518,488	9,592	94,526
2011	11	(8)	1,637,893	291,275	108,012
2012	15		2,683,569	195,106	291,288
2013	8		1,107,045	92,358	123,329
2014	—		—	—	—
2015	9	(11)	873,574	177,000	220,362
Operating properties owned as of December 31, 2015	139		22,894,255	1,342,660	1,347,741

(1)
Excludes  properties sold: 650 Randolph Road (December 2015), 833 Chestnut Street (April 2015), 3300 East Birch Street (March 2015), 100 Quannapowitt (February 2015), 6 Braham Street (April 2014), 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). In addition, also excludes 701 & 717 Leonard Street, a parking garage located adjacent to our internet gateway data center located at 2323 Bryan Street and not considered a separate property. Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006. Excludes 13 developable land parcels. Includes 12 properties held in our managed portfolio of unconsolidated joint ventures consisting of 4650 Old Ironsides Drive (Silicon Valley), 2950 Zanker Road (Silicon Valley), 4700 Old Ironsides Drive (Silicon Valley), 444 Toyama Drive (Silicon Valley), 43790 Devin Shafron Drive (Northern Virginia), 21551 Beaumeade Circle (Northern Virginia), 7505 Mason King Court (Northern Virginia), 14901 FAA Boulevard (Dallas), 900 Dorothy Drive (Dallas), 636 Pierce Street (New York), 43915 Devin Shafron Drive (Northern Virginia) and 33 Chun Choi Street (Hong Kong); and two properties held in our non-managed unconsolidated joint ventures consisting of 2001 Sixth Avenue (Seattle) and 2020 Fifth Avenue (Seattle).

(2)
Current net rentable square feet as of December 31, 2015, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes tenants’ proportional share of common areas but excludes space held for development.

(3)	Space under active development includes current base building and data center projects in progress.

(4)	Space held for future development includes space held for future data center development, and excludes space under active development.

(5)	As of December 31, 2015, there were eight properties held for sale; one was acquired in 2003, two in 2004, two in 2005, one in 2006 and two in 2007.

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

(8)
Includes four developed buildings (43940 Digital Loudoun Plaza in Northern Virginia, 3825 NW Aloclek Place in Portland, Oregon, 98 Radnor Drive in Melbourne, Australia and 1-23 Templar Road in Sydney, Australia) placed into service in 2012 and 2013, on land parcels acquired in 2011.

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

(11)
Includes eight properties that were added as part of the Telx Acquisition, two of which are owned: 56 Marietta Street (Atlanta) and 100 Delawanna Avenue (New York); and six that are leased from third parties: 60 Hudson Street (New York), 32 Avenue of the Americas (New York), 2 Peekay Drive (New York), 2820 Northwestern Parkway (Silicon Valley), 8425 N. Stemmons Freeway (Dallas) and 3433 S. 120th Place (Seattle). Telx also leases space at 111 8th Avenue (New York), which is partially subleased by Telx from the company and partially subleased from third parties.

As of December 31, 2015, the properties in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, were approximately 91.4% leased excluding approximately 1.3 million square feet of space under active development and approximately 1.3 million square feet of space held for future development. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of December 31, 2015, our average lease term at signing is approximately 12.0 years, with an average of approximately 6.0 years remaining. Our scheduled lease expirations through December 31, 2017 are 13.3% of rentable square feet excluding month-to-month leases, space under active development and space held for future development as of December 31, 2015.
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

On December 30, 2015, the operating partnership sold the 650 Randolph Road property for approximately $9.2 million. The transaction after costs resulted in net proceeds of approximately $9 million and a net loss of approximately $0.1 million. 650 Randolph Road was not a significant component of our U.S. portfolio nor does the sale represent a significant shift in our strategy.

On January 21, 2016, the operating partnership closed on the sale of 47700 Kato Road and 1055 Page Avenue, two adjacent non-data center properties totaling 199,000 square feet in Fremont, California for $37.5 million. The sale generated net proceeds of $35.8 million, and we will recognize a gain on the sale of approximately $1.2 million in the first quarter of 2016. The properties were identified as held for sale as of December 31, 2015. 47700 Kato Road and 1055 Page Avenue were not a significant component of our U.S. portfolio nor does the sale represent a significant shift in our strategy.

Factors Which May Influence Future Results of Operations
Global market and economic conditions. General economic conditions and the cost and availability of capital may be adversely affected in some or all of the metropolitan areas in which we own properties and conduct our operations. Instability in the U.S., European, Asia Pacific and other international financial markets and economies may adversely affect our ability, and the ability of our tenants, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our, and our tenants’, financial condition and results of operations.
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
Foreign currency exchange risk. For the years ended December 31, 2015 and 2014,  we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Swiss franc, Canadian dollar, Singapore dollar, Australian dollar, Japanese Yen and the Hong Kong dollar. Our primary currency exposures are to the British pound sterling, the Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.
Rental income. The amount of rental income generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding approximately 1.3 million square feet of space under active development and approximately 1.3 million square feet of space held for future development as of December 31, 2015, the occupancy rate of the properties in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, was approximately 91.4% of our net rentable square feet.
As of December 31, 2015, we had over 1,000 tenants in our portfolio, including the 12 properties held in our managed portfolio of unconsolidated joint ventures. As of December 31, 2015, approximately 91% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.
The amount of rental income generated by us also depends on maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and market rates for data center space. Included in our approximately 21.0 million net rentable square feet, excluding space under active development and space held for future development and 14 properties held as investments in unconsolidated joint ventures, at December 31, 2015 is approximately 0.6 million square feet of data center space with extensive installed tenant improvements available for lease. Since our IPO, we have leased approximately 4.6 million square feet of similar space, including Turn-Key Flex® space. Our Turn-Key Flex® product is an effective solution for tenants who prefer to utilize a partner with the expertise or capital budget to provide extensive data center infrastructure and security. Our expertise in data center construction and operations enables us to lease space to these tenants at a premium over other uses. In addition, as of December 31, 2015, we had approximately 1.3 million square feet of space under active development and approximately 1.3 million square feet of space held for future development, or approximately 11% of the total rentable space in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop space and lease development space at favorable rates, which we may not be able to obtain. Development space requires significant capital investment in order to develop data center facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for development space. We may purchase additional vacant properties and properties with vacant development space in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”
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

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 1.9 million square feet of available space in our portfolio, which excludes approximately 1.3 million square feet of space under active development and approximately 1.3 million square feet of space held for future development as of December 31, 2015 and the two properties held as investments in our non-managed unconsolidated joint ventures, leases representing approximately 5.8% and 7.5% of the net rentable square footage of our portfolio are scheduled to expire during the years ending December 31, 2016 and 2017, respectively.
During the year ended December 31, 2015, we signed new leases totaling approximately 0.8 million square feet of space and renewal leases totaling approximately 1.4 million square feet of space. The following table summarizes our leasing activity in the year ended December 31, 2015:

	Number of Leases (1)	Rentable Square Feet(1)	Expiring Rates (2)	New Rates (2)	Rental Rate Changes	TI’s/Lease Commissions Per Square Foot	Weighted Average Lease Terms (years)
Leasing Activity (3)(4)
Renewals Signed
Turn-Key Flex ®	47	263,246	$136.18	$142.78	4.8%	$5.09	3.3
Powered Base Building ®	15	769,232	$20.59	$27.53	33.7%	$2.00	5.3
Colocation	238	66,775	$309.63	$329.92	6.6%	$2.03	1.6
Non-technical	33	330,784	$17.63	$19.30	9.5%	$7.22	9.0
New Leases Signed (5)
Turn-Key Flex ®	164	720,797	—	$161.90	—	$36.39	6.0
Powered Base Building ®	3	—	—	$—	—	$—	8.3
Colocation	167	28,129	—	$299.10	—	$64.34	4.0
Non-technical	29	35,708	—	$24.47	—	$7.99	2.3
Leasing Activity Summary
Turn-Key Flex ®	211	927,347	—	$156.79	—	—
Powered Base Building ®	18	769,232	—	$27.53	—	—
Colocation	405	120,757	—	$320.79	—	—
Non-technical	62	366,492	—	$19.80	—	—

(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.

(2)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.

(3)	Excludes short term leases.

(4)	Commencement dates for the leases signed range from 2015 to 2017.

(5)	Includes leases signed for new and re-leased space.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key metropolitan areas for data center space and, subject to the supply of available data center space in these metropolitan areas, expect the rental rates we are likely to achieve on re-leased or renewed data center space leases for 2016 expirations on an average aggregate basis will generally be higher than the rates currently being paid for the same space on a GAAP basis and flat on a cash basis. For the year ended December 31, 2015, rents on renewed space decreased by an average of 4.8% on a GAAP basis on our Turn-Key Flex® space compared to the expiring rents and increased by an average of 33.7% on a GAAP basis on our Powered Base Building® space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Geographic concentration. We depend on the market for technology-based real estate in specific geographic regions and significant changes in these regional metropolitan areas can impact our future results. As of December 31, 2015, our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan areas:

Metropolitan Area	Percentage of December 31, 2015 total annualized rent (1)
New York	12.5%
Northern Virginia	11.3%
Dallas	10.1%
London, England	10.1%
Silicon Valley	9.4%
Chicago	7.4%
Phoenix	6.2%
San Francisco	4.9%
Singapore	3.6%
Boston	3.4%
Atlanta	3.3%
Seattle	2.8%
Los Angeles	2.6%
Other	12.4%
Total	100.0%

(1)
Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of December 31, 2015 multiplied by 12. The aggregate amount of abatements for the year ended December 31, 2015 was approximately $26.2 million.

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
As a result, near-term action to reduce GHG emissions likely will be focused on regulatory agencies, primarily the U.S. Environmental Protection Agency, or EPA, and state actions. The EPA has been moving aggressively to regulate GHG emissions from automobiles and large stationary sources, including electricity producers, using its own authority under the Clean Air Act. The EPA made an endangerment finding in 2009 that allows it to create regulations imposing emissions reporting, permitting, control technology installation, and monitoring requirements applicable to certain emitters of GHGs, including facilities that provide electricity to our data centers, although the materiality of the impacts will not be fully known until all regulations are finalized and legal challenges are resolved.
As of December 31, 2015, the EPA has finalized rules imposing permitting and control technology requirements upon certain newly-constructed or modified facilities which emit GHGs under the Clean Air Act New Source Review Prevention of Significant Deterioration, or NSR PSD, and Title V permitting programs. As a result, newly-issued NSR PSD and Title V permits for new or modified electricity generating units (EGUs) and other facilities may need to address GHG emissions, including by requiring the installation of “Best Available Control Technology.” The EPA implemented in December 2015 the “Clean Power Plan” regulating carbon dioxide (CO2) emissions from new and existing coal-fired and natural gas EGUs. Existing EGUs are subject to statewide CO2 emissions reduction targets, an effort designed to achieve a thirty-two percent reduction in nationwide existing EGU CO2 emissions by 2030 (in comparison to 2005 levels). New, modified, and reconstructed EGUs are subject to “New Source Performance Standards” that include both technological requirements and numeric emission limits. However, twenty-four states and a number of industry groups challenged the Clean Power Plan in federal court, and in February 2016 the U.S. Supreme Court issued a stay of the Clean Power Plan until the legal challenges have been decided. Separately, the EPA’s GHG “reporting rule” requires that certain emitters, including electricity generators, monitor and report GHG emissions. At the state level, California implemented a GHG cap-and-trade program that began imposing compliance obligations on industrial sectors, including electricity generators and importers, in January 2013.

In addition, the European Union, or EU (including the United Kingdom) has been operating since 2005 under a cap-and-trade program, which directly affects the largest emitters of GHGs, including electricity producers from whom we purchase power, and the EU has taken a number of other climate change-related initiatives, including a directive targeted at improving energy efficiency (which introduces energy efficiency auditing requirements).  The Paris Agreement was adopted by the United States and 194 other countries (although it has not yet been signed) and looks to prevent global average temperatures from increasing by more than 2 degrees Celsius above preindustrial levels.  National legislation may also be implemented independently by Members of the EU.  For example, in the United Kingdom, the implementation of the CRC Energy Efficiency Scheme introduced a mandatory reporting and pricing scheme that is designed to incentivize energy efficiency and cut emissions by large energy users.
The cost of electric power comprises a significant component of our operating expenses. Any additional taxation or regulation of energy use, including as a result of (i) new legislation that Congress may pass, (ii) the regulations that the EPA has proposed or finalized, (iii) regulations under legislation that states have passed or may pass, or (iv) any further legislation or regulations in the EU could significantly increase our costs, and we may not be able to effectively pass all of these costs on to our tenants. These matters could adversely impact our business, results of operations, or financial condition.
Interest rates. As of December 31, 2015, we had approximately $469.5 million of variable rate debt subject to interest rate swap agreements on certain tranches of our unsecured term loan, along with $967.9 million and $455.1 million of variable rate debt that was outstanding on the global revolving credit facility and the unswapped portion of the unsecured term loan, respectively. The availability of debt and equity capital may decrease or be on unfavorable terms as a result of the circumstances described above under “Global market and economic conditions.” The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.
Demand for data center space. Our portfolio of properties consists primarily of technology-related real estate and data center real estate in particular. A decrease in the demand for, or increase in supply of, data center space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. We have invested in building out additional inventory primarily in what we anticipate will be our active major metropolitan areas prior to having executed leases with respect to this space. Demand in our core markets such as Virginia, Dallas and London are largely in line with supply. We also continue to see strong demand in other key metropolitan areas across our portfolio. However, until this inventory is leased up, which will depend on a number of factors, including available data center space in these metropolitan areas, our return on invested capital is negatively impacted. Our development activities make us particularly susceptible to general economic slowdowns, including recessions and the other circumstances described above under “Global market and economic conditions,”

as well as adverse developments in the corporate data center, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space. Reduced demand could also result from business relocations, including to metropolitan areas that we do not currently serve. Changes in industry practice or in technology, such as virtualization technology, more efficient computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical data center space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. In addition, demand for data center space in our properties, or the rates at which we lease space, may be adversely impacted either across our portfolio or in specific metropolitan areas as a result of an increase in the number of competitors, or the amount of space being offered in our metropolitan areas and other metropolitan areas by our competitors.

Telx Acquisition. We believe that the Telx Acquisition will provide a number of strategic and financial benefits, including providing us a leading colocation and interconnection platform, a premium connectivity infrastructure and enhanced growth potential in attractive locations. However, there can be no assurance that we will realize the intended benefits of the Telx Acquisition and it may divert management's attention, and disrupt our plans and operations. In addition, we may be subject to unknown or contingent liabilities related to Telx for which we may have no or limited recourse against the sellers.
Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Item 1, Note 2 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and consolidated results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date on the front cover of this report.
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
Asset impairment evaluation. We review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in the market price of the property, a change in the expected holding period for the property, a significant adverse change in how the property is being used or expected to be used based on the underwriting at the time of acquisition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of the property, or a history of operating or cash flow losses of the property. When such impairment indicators exist, we review an estimate of the future undiscounted net cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition and compare that estimate to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our future undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether the carrying value of a property is recoverable, our strategy of holding properties over the long-term directly decreases the likelihood of their carrying values not being recoverable and therefore requiring the recording of an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that the asset fails the recoverability test, the affected assets must be reduced to their fair value.
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

Results of Operations
The discussion below relates to our financial condition and results of operations for the years ended December 31, 2015, 2014 and 2013. A summary of our operating results from continuing operations for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands).

	Year Ended December 31,
	2015	2014	2013
Income Statement Data:
Total operating revenues	$1,763,336	$1,616,438	$1,482,259
Total operating expenses	(1,361,425)	(1,357,772)	(1,100,447)
Operating income	401,911	258,666	381,812
Other expenses, net	(100,320)	(55,251)	(61,363)
Net income	$301,591	$203,415	$320,449

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

The following table identifies each of the properties in our portfolio acquired from January 1, 2013 through December 31, 2015.

Acquired Buildings	Acquisition Date	Space under active development as of December 31, 2015 (1)	Space held for future development as of December 31, 2015 (1)	Net rentable square feet excluding development space (2)	Square feet including development space
As of December 31, 2012 (122 properties)		1,073,302	1,004,050	20,913,636	22,990,988
Year Ended December 31, 2013
17201 Waterview Parkway (Dallas)	Jan-13	—	—	61,750	61,750
1900 S. Price Road (Phoenix)	Jan-13	—	108,926	118,348	227,274
371 Gough Road (Toronto)	Mar-13	26,456	14,403	56,917	97,776
1500 Towerview Road (Minneapolis)	Mar-13	—	—	328,765	328,765
MetCenter Business Park (Austin)	May-13	—	—	336,695	336,695
Liverpoolweg 10 (Amsterdam)	Jun-13	—	—	29,986	29,986
Principal Park (London)	Sep-13	65,902	—	66,248	132,150
636 Pierce Street (New York) (4)	Dec-13	—	—	108,336	108,336
Subtotal		92,358	123,329	1,107,045	1,322,732
Year Ended December 31, 2015
3 Loyang Way (Singapore)	Jun-15	177,000	—	—	177,000
56 Marietta Street (Atlanta) (5)(6)	Oct-15	—	—	152,650	152,650
100 Delawanna (New York) (5)(6)	Oct-15	—	—	184,116	184,116
60 Hudson Street (New York) (5)(7)	Oct-15	—	—	158,585	158,585
2 Peekay Drive (New York) (5)(7)	Oct-15	—	101,100	113,800	214,900
32 Avenue of the Americas (New York) (5)(7)	Oct-15	—	24,394	108,108	132,502
111 8th Avenue (New York) (7)(8)	Oct-15	—	—	62,736	62,736
3433 S 120th Place (Seattle) (5)(7)	Oct-15	—	94,868	21,078	115,946
2820 Northwestern Parkway (Silicon Valley) (5)(7)	Oct-15	—	—	37,600	37,600
8435 N Stemmons Freeway (Dallas) (5)(7)	Oct-15	—	—	34,901	34,901
Subtotal		177,000	220,362	873,574	1,270,936
Total		1,342,660	1,347,741	22,894,255	25,584,656

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

(4)	Represents a property held in an unconsolidated joint venture.

(5)	Represents properties added as part of the Telx Acquisition.

(6)	The 56 Marietta Street and 100 Delawanna properties are owned by Telx.

(7)	Represents properties in which Telx leases space from a third party lessor.

(8)	Represents a property that is partially subleased by Telx from the company and partially subleased from third parties.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014 and Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013
Portfolio
As of December 31, 2015, our portfolio consisted of 139 operating properties, including eight Telx properties (of which two are owned and six properties are leased from third parties) and 14 properties held as investments in unconsolidated joint ventures, with an aggregate of 25.6 million rentable square feet including 1.3 million square feet of space under active development and 1.3 million square feet of space held for future development compared to a portfolio consisting of 131 operating properties, including 14 properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 24.6 million rentable square feet including 1.3 million square feet of space under active development and 1.2 million square feet of space held for future development as of December 31, 2014 and a portfolio consisting of 132 operating properties, including 12 properties held as investments in unconsolidated joint ventures and developable land, with an aggregate of 24.5 million rentable square feet including 1.8 million square feet of space under active development and 1.3 million square feet of space held for future development as of December 31, 2013.
Revenues
Total operating revenues for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,			Change		Percentage Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013	2015 vs 2014	2014 vs 2013
Rental	$1,354,986	$1,256,086	$1,155,051	$98,900	$101,035	7.9%	8.7%
Tenant reimbursements	359,875	350,234	323,286	9,641	26,948	2.8%	8.3%
Interconnection and other	40,759	—	—	40,759	—	—%	—%
Fee income	6,638	7,268	3,520	(630)	3,748	(8.7)%	106.5%
Other	1,078	2,850	402	(1,772)	2,448	(62.2)%	609.0%
Total operating revenues	$1,763,336	$1,616,438	$1,482,259	$146,898	$134,179	9.1%	9.1%

The following tables show revenues for the years ended December 31, 2015,  2014 and 2013 for stabilized properties and pre-stabilized properties (all other properties) (in thousands).

	Stabilized Year Ended December 31,			Pre-Stabilized Year Ended December 31,
	2015	2014	Change	2015	2014	Change
Rental	$784,946	$790,245	$(5,299)	$570,040	$465,841	$104,199
Tenant reimbursements	217,484	221,805	(4,321)	142,391	128,429	13,962
Interconnection and other	—	—	—	40,759	—	40,759
Fee income	3,464	4,086	(622)	3,174	3,182	(8)
Other	1,078	65	1,013	—	2,785	(2,785)
Total operating revenues	$1,006,972	$1,016,201	$(9,229)	$756,364	$600,237	$156,127
Stabilized rental revenues and tenant reimbursement revenues decreased for the year ended December 31, 2015 compared to the same period in 2014 primarily as a result of newly vacant space at certain properties along with the British pound sterling and Euro weakening against the U.S. dollar offset by new or renewed leases at certain of our properties during the year ended December 31, 2015, the largest of which were for space at 350 East Cermak Road, 4025 Midway Road and 1350 Duane Avenue.
Pre-stabilized revenue increases were primarily a result of the Telx Acquisition, which contributed approximately $42.2 million and $38.9 million to the rental revenue and interconnection revenue increases, respectively, along with new leases at our properties during the year ended December 31, 2015, primarily leases of completed development space, the largest of which were for space at 44060 Digital Loudoun Plaza, 29A International Business Park, Principal Park, Crawley and 2121 South Price Road.

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
Operating Expenses and Interest Expense
Operating expenses and interest expense during the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,			Change		Percentage Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013	2015 vs 2014	2014 vs 2013
Rental property operating and maintenance	$549,885	$503,140	$456,596	$46,745	$46,544	9.3%	10.2%
Property taxes	92,588	91,538	90,321	1,050	1,217	1.1%	1.3%
Insurance	8,809	8,643	8,743	166	(100)	1.9%	(1.1)%
Change in fair value of contingent consideration	(44,276)	(8,093)	(1,762)	(36,183)	(6,331)	447.1%	359.3%
Depreciation and amortization	570,527	538,513	475,464	32,014	63,049	5.9%	13.3%
General and administrative	105,549	93,188	65,653	12,361	27,535	13.3%	41.9%
Transaction expenses	17,400	1,303	4,605	16,097	(3,302)	1,235.4%	(71.7)%
Impairment of investments in real estate	—	126,470	—	(126,470)	126,470	(100.0)%	—%
Other	60,943	3,070	827	57,873	2,243	1,885.1%	271.2%
Total operating expenses	$1,361,425	$1,357,772	$1,100,447	$3,653	$257,325	0.3%	23.4%
Interest expense	$201,435	$191,085	$189,399	$10,350	$1,686	5.4%	0.9%

The following table shows expenses for the years ended December 31, 2015, 2014 and 2013 for stabilized properties and pre-stabilized properties (all other properties) (in thousands).

	Stabilized Year Ended December 31,			Pre-Stabilized Year Ended December 31,
	2015	2014	Change	2015	2014	Change
Rental property operating and maintenance	$295,752	$299,199	$(3,447)	$254,133	$203,941	$50,192
Property taxes	53,947	56,897	(2,950)	38,641	34,641	4,000
Insurance	5,765	5,831	(66)	3,044	2,812	232
Change in fair value of contingent consideration	—	—	—	(44,276)	(8,093)	(36,183)
Depreciation and amortization	303,374	313,636	(10,262)	267,153	224,877	42,276
General and administrative (1)	105,549	93,188	12,361	—	—	—
Transaction expenses (2)	—	—	—	17,400	1,303	16,097
Impairment of investments in real estate	—	—	—	—	126,470	(126,470)
Other	58,827	266	58,561	2,116	2,804	(688)
Total operating expenses	$823,214	$769,017	$54,197	$538,211	$588,755	$(50,544)
Interest expense (3)	$125,654	$118,185	$7,469	$75,781	$72,900	$2,881

(1)	General and administrative expenses are included in stabilized properties as they are not allocable to specific properties.

(2)	Transaction expenses are included entirely in pre-stabilized properties as they are not allocable to stabilized properties.

(3)	Interest expense on our global revolving credit facility and unsecured term loan is allocated on a specific property basis.
Stabilized rental property operating and maintenance expenses decreased approximately $3.4 million in the year ended December 31, 2015, compared to the same period in 2014 primarily as a result of the British pound sterling and Euro weakening against the U.S. dollar.
Stabilized property taxes decreased by approximately $3.0 million in the year ended December 31, 2015, compared to the same period in 2014, primarily as a result of successful appeals for taxes at two properties in Texas and one property in California within the stabilized pool.
Stabilized depreciation and amortization expense decreased approximately $10.3 million in the year ended December 31, 2015, compared to the same period in 2014, principally because of assets at certain properties being fully amortized during 2014 along with depreciation and amortization adjustments made in 2014.
General and administrative expenses increased by approximately $12.4 million in the year ended December 31, 2015 compared to the same period in 2014 primarily due to the Telx Acquisition along with the growth of our company, with an increase in headcount from 2014 to 2015, resulting in additional compensation, along with higher professional fees and marketing expenses.
Stabilized other expense increased by approximately $58.6 million due to the write off of straight-line rent receivables related to the Telx Acquisition ($75.3 million), partially offset by a gain related to the settlement of pre-existing tenant relationships with Telx ($14.4 million).
Stabilized interest expense increased approximately $7.5 million for the year ended December 31, 2015, as compared to the same period in 2014 primarily a result of the issuance of the 2022 Notes in June 2015 along with $3.9 million of fees related to an unused bridge facility, which was put in place in anticipation of the Telx Acquisition.
Pre-stabilized rental property operating and maintenance expenses increased by approximately $50.2 million in the year ended December 31, 2015, compared to the same period in 2014 primarily as a result of the Telx Acquisition, which contributed approximately $25.2 million to the increase, along with development projects being placed into service leading to higher utility expense in 2015.

Pre-stabilized property tax expense increased approximately $4.0 million in the year ended December 31, 2015, compared to the same period in 2014, principally a result of reassessed value increases at five properties within the pre-stabilized pool.
Pre-stabilized change in fair value of contingent consideration decreased approximately $36.2 million primarily as a result of reducing the fair value related to the Sentrum acquisition by approximately $45.9 million in 2015. The adjustment was the result of an evaluation by management that no additional leases would be executed for vacant space by July 11, 2015, the contingency expiration date.
Pre-stabilized depreciation and amortization expense increased approximately $42.3 million in the year ended December 31, 2015, compared to the same period in 2014, principally because of the Telx Acquisition, which contributed approximately $30.7 million to the increase, along with depreciation on development projects that were placed into service in late 2014 and during 2015.
Pre-stabilized interest expense increased approximately $2.9 million for the year ended December 31, 2015, as compared to the same period in 2014 primarily as a result of interest expense on our 2023 Notes, which were issued in April 2014.
Transaction expenses increased by approximately $16.1 million in the year ended December 31, 2015, compared to the same period in 2014, principally because of the Telx Acquisition, which was completed in October 2015.

	Stabilized Year Ended December 31,			Pre-Stabilized Year Ended December 31,
	2014	2013	Change	2014	2013	Change
Rental property operating and maintenance	$303,596	$304,521	$(925)	$199,544	$152,075	$47,469
Property taxes	56,481	60,409	(3,928)	35,057	29,912	5,145
Insurance	6,240	6,264	(24)	2,403	2,479	(76)
Change in fair value of contingent consideration	—	—	—	(8,093)	(1,762)	(6,331)
Depreciation and amortization	308,556	295,781	12,775	229,957	179,683	50,274
General and administrative (1)	93,188	65,653	27,535	—	—	—
Transaction expenses (2)	—	—	—	1,303	4,605	(3,302)
Impairment of investments in real estate	126,470	—	126,470	—	—	—
Other	243	56	187	2,449	7	2,442
Total operating expenses	$894,774	$732,684	$162,090	$462,620	$366,999	$95,621
Interest expense (3)	$121,581	$143,004	$(21,423)	$69,504	$46,395	$23,109

(1)	General and administrative expenses are included in stabilized properties as they are not allocable to specific properties.

(2)	Transaction expenses are included entirely in pre-stabilized properties as they are not allocable to stabilized properties.

(3)	Interest expense on our global revolving credit facility and unsecured term loan is allocated on a specific property basis.
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
General and administrative expenses increased by approximately $27.5 million in the year ended December 31, 2014, compared to the same period in 2013 primarily due to the $12.7 million severance related to the departure of our former Chief Executive Officer, Michael Foust recorded in 2014. The severance was determined in accordance with the non-cause termination provisions of Mr. Foust’s existing employment agreement and applicable equity award agreements with the company.
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
Transaction expenses decreased by approximately $3.3 million in the year ended December 31, 2014, compared to the same period in 2013, principally because there were no significant acquisitions in 2014 compared to the acquisition of seven properties in the year ended December 31, 2013.
Impairment of Investments in Real Estate
We have identified certain non-core investment properties we intend to sell as part of our capital recycling strategy. Our capital recycling program was designed to identify non-strategic and underperforming assets that can be sold to generate proceeds that will support the funding of our core investment activity. We expect our capital recycling initiative will likewise have a meaningfully positive impact on overall return on invested capital. During this process, we are evaluating the carrying value of certain investment properties identified for potential sale to ensure the carrying value is recoverable in light of a potentially shorter holding period. As a result of our evaluation, during the year ended December 31, 2014, we recognized $126.5 million of impairment losses on five properties located in the Midwest, Northeast and West regions. As of December 31, 2014, these properties did not meet the criteria to be classified as held for sale.
Gain on Sale of Property

During the year ended December 31, 2015, we recognized a gain on sale of properties of $94.6 million related to the dispositions of 100 Quannapowitt, which sold for $31.1 million in February 2015, 3300 East Birch Street, which sold for $14.2 million in March 2015, 833 Chestnut Street, which sold for $160.8 million in April 2015 and 650 Randolph Road, which sold for $9.2 million in December 2015.
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
Our parent company issues public equity from time to time, but generally does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company which are fully reimbursed by our operating partnership. Our parent company itself does not hold any indebtedness other than guarantees of the indebtedness of our operating partnership and certain of its subsidiaries and affiliates, and its only material asset is its ownership of partnership interests of our operating partnership. Therefore, the consolidated assets and liabilities and the consolidated revenues and expenses of our parent company and our operating partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by our parent company and an intercompany loan that was made and repaid during 2015. However, all debt, other than the intercompany loan, is held directly or indirectly at our operating partnership level. Our parent company’s principal funding requirement is the payment of dividends on its common and preferred stock. Our parent company’s principal source of funding for its dividend payments is distributions it receives from our operating partnership.
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
We believe our operating partnership’s sources of working capital, specifically its cash flow from operations, and funds available under its 2016 global revolving credit facility are adequate for it to make its distribution payments to our parent company and, in turn, for our parent company to make its dividend payments to its stockholders. However, we cannot assure you that our operating partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including making distribution payments to our parent company. The lack of availability of capital could adversely affect our operating partnership’s ability to pay its distributions to our parent company, which would in turn, adversely affect our parent company’s ability to pay cash dividends to its stockholders.
Digital Realty Trust, Inc. entered into equity distribution agreements in June 2011, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. To date, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the years ended December 31, 2015 and 2014. As of December 31, 2015, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.
On January 20, 2015, our operating partnership repaid $50.0 million of 4.57% Series D unsecured notes under the Prudential shelf facility at maturity.
On February 3, 2015, our operating partnership repaid $17.0 million of 4.50% Series F unsecured notes under the Prudential shelf facility at maturity.

Telx Acquisition Financing
On July 20, 2015, our parent company completed an underwritten public offering of 10,500,000 shares of its common stock, or the forward equity offering, all of which were offered in connection with forward sale agreements it entered into with certain financial institutions acting as forward purchasers. The forward purchasers borrowed and sold 10,500,000 shares of our parent company’s common stock in the public offering. We did not receive any proceeds from the sale of our common stock by the forward purchasers in the public offering. On October 8, 2015, our parent company physically settled in full the forward sale agreements by issuing an aggregate of 10,500,000 shares of its common stock to the forward counterparties in exchange for net proceeds of approximately $674.1 million. Our parent company used the net proceeds from the physical settlement of the forward sale agreements to fund a portion of the Telx Acquisition.
On August 24, 2015, our parent company issued an aggregate of 10,000,000 shares of its 6.350% series I cumulative redeemable preferred stock for total net proceeds, after underwriting discounts and estimated offering expenses, of $241.7 million. Our parent company temporarily loaned the net proceeds from the offering to our operating partnership prior to using the net proceeds from the offering to fund a portion of the Telx Acquisition.
On October 1, 2015, Digital Delta Holdings, LLC, a Delaware limited liability company and then wholly owned subsidiary of our parent company, issued $500.0 million aggregate principal amount of its 3.400% Notes due 2020 (the “3.400% 2020 notes”) and $450.0 million aggregate principal amount of its 4.750% Notes due 2025 (the “4.750% 2025 notes” and together with the 3.400% 2020 notes, the “Delta Holdings Notes”), fully and unconditionally guaranteed by our parent company and our operating partnership. The 3.400% 2020 notes and 4.750% 2025 notes bear interest at 3.400% and 4.750% per annum, respectively. Interest is payable on April 1 and October 1 of each year, beginning April 1, 2016, until the respective maturity dates of October 1, 2020 and October 1, 2025. Prior to the completion of the Operating Partnership Merger (as defined below), the obligations under the Delta Holdings Notes were fully and unconditionally guaranteed by our parent company and our operating partnership. Following the consummation of the Telx Acquisition, on October 13, 2015, Digital Delta Holdings, LLC merged with and into our operating partnership, with our operating partnership surviving the merger (the “Operating Partnership Merger”), and our operating partnership became the direct obligor on the Delta Holdings Notes by operation of law. The net proceeds from the offering were used to fund a portion of the Telx Acquisition.
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
As a result of this distribution requirement, our operating partnership cannot rely on retained earnings to fund its on-going operations to the same extent that other companies whose parent companies are not REITs can. Our parent company may need to continue to raise capital in the debt and equity markets to fund our operating partnership’s working capital needs, as well as potential developments at new or existing properties, acquisitions or investments in existing or newly created joint ventures. In addition, our parent company may be required to use borrowings under our 2016 global revolving credit facility, if necessary, to meet REIT distribution requirements and maintain our parent company’s REIT status.

Our parent company declared the following dividends on its common and preferred stock during the years ended December 31, 2015, 2014 and 2013 (in thousands):

Date dividend declared	Dividend payable date	Series D Preferred Stock		Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock		Series H Preferred Stock		Series I Preferred Stock		Common Stock
February 12, 2013	March 29, 2013	$—	(1)	$5,031	$3,023	$—		$—		$—		$100,165	(2)
May 1, 2013	June 28, 2013	—		5,031	3,023	3,345	(3)	—		—		100,169	(2)
July 23, 2013	September 30, 2013	—		5,031	3,023	3,672		—		—		100,180	(2)
October 23, 2013	December 31, 2013 for Preferred Stock; January 15, 2014 for Common Stock	—		5,031	3,023	3,672		—		—		100,187	(2)
		$—		$20,124	$12,092	$10,689		$—		$—		$400,701
February 11, 2014	March 31, 2014	$—		$5,031	$3,023	$3,672		$—		$—		$106,743	(4)
April 29, 2014	June 30, 2014	—		5,031	3,023	3,672		7,104	(5)	—		112,357	(4)
July 21, 2014	September 30, 2014	—		5,031	3,023	3,672		6,730		—		112,465	(4)
November 4, 2014	December 31, 2014 for Preferred Stock; January 15, 2015 for Common Stock	—		5,031	3,023	3,672		6,730		—		112,538	(4)
		$—		$20,124	$12,092	$14,688		$20,564		$—		$444,103
February 25, 2015	March 31, 2015	$—		$5,031	$3,023	$3,672		$6,730		$—		$115,419	(6)
May 12, 2015	June 30, 2015	—		5,031	3,023	3,672		6,730		—		115,458	(6)
August 11, 2015	September 30, 2015	—		5,031	3,023	3,672		6,730		—		115,454	(6)
November 12, 2015	December 31, 2015 for Preferred Stock; January 15, 2016 for Common Stock	—		5,031	3,023	3,672		6,730		5,600	(7)	124,417	(6)
		$—		$20,124	$12,092	$14,688		$26,920		$5,600		$470,748

Annual rate of dividend per share		$1.37500		$1.75000	$1.65625	$1.46875		$1.84375		$1.58800

(1)
Effective February 26, 2013, our parent company converted all outstanding shares of its series D preferred stock into shares of its common stock in accordance with the terms of the series D preferred stock. Each share of series D preferred stock was converted into 0.6360 share of our parent company’s common stock.

(2)	$3.120 annual rate of dividend per share.

(3)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2013.

(4)	$3.320 annual rate of dividend per share.

(5)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2014.

(6)	$3.400 annual rate of dividend per share.

(7)	Represents a pro rata dividend from and including the original issue date to and including December 31, 2015.
Distributions out of our parent company’s current or accumulated earnings and profits are generally classified as ordinary income whereas distributions in excess of our company’s current and accumulated earnings and profits, to the extent of a stockholder’s U.S. federal income tax basis in our parent company’s stock, are generally classified as a return of capital. Distributions in excess of a stockholder’s U.S. federal income tax basis in our parent company’s stock are generally characterized as capital gain. Cash provided by operating activities has been generally sufficient to fund distributions on an annual basis, however, we may also need to utilize borrowings under the 2016 global revolving credit facility to fund distributions.
The expected tax treatment of distributions on our parent company’s common and preferred stock paid in 2015 is as follows: approximately 94% ordinary income and 6% capital gain distribution. The tax treatment of distributions on our parent company’s common and preferred stock paid in 2014 was as follows: approximately 82% ordinary income and 18% capital gain distribution. The tax treatment of distributions on our parent company’s common and preferred stock paid in 2013 was as follows: approximately 75% ordinary income and 25% capital gain distribution.
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
As of December 31, 2015, we had $57.1 million of cash and cash equivalents, excluding $18.0 million of restricted cash. Restricted cash primarily consists of interest-bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements, as well as capital expenditures.
Our short-term liquidity requirements primarily consist of operating expenses, development costs and other expenditures associated with our properties, distributions to our parent company in order for it to make dividend payments on its preferred stock, distributions to our parent company in order for it to make dividend payments to its stockholders required to maintain its REIT status, distributions to the unitholders in our operating partnership, capital expenditures, debt service on our loans and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, restricted cash accounts established for certain future payments and by drawing upon our 2016 global revolving credit facility.
On August 15, 2013, we refinanced our then-existing global revolving credit facility, increasing the total borrowing capacity to $2.0 billion from $1.8 billion. The global revolving credit facility had an accordion feature that enabled us to increase the borrowing capacity of the credit facility to $2.55 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matured on November 3, 2017, with two six-month extension options available. The interest rate for borrowings under the expanded facility equaled the applicable index plus a margin which was based on the credit ratings of our long-term debt and was currently 110 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit rating of our long-term debt, was 20 basis points and was payable quarterly. Funds were available in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling, Swiss franc, Japanese yen and Mexican peso denominations. As of December 31, 2015, borrowings under the global revolving credit facility bore interest at an overall blended rate of 1.53% comprised of 1.46% (U.S. dollars), 1.61% (British pound sterling), 0.90% (Euros), 3.16% (Australian dollars), 1.33% (Hong Kong dollars), 1.15% (Japanese yen), 1.92% (Singapore dollar) and 1.95% (Canadian dollars). The interest rates were based on 1-month LIBOR, 1-month GBP LIBOR, 1-month EURIBOR, 1-month BBR, 1-month HIBOR, 1-month JPY LIBOR, 1-month SOR and 1-month CDOR, respectively, plus a margin of 1.10%. We have used borrowings under the global revolving credit facility to acquire additional properties, fund development opportunities and to provide for working capital and other corporate purposes. As of December 31, 2015, we have capitalized approximately $18.0 million of financing costs related to the global revolving credit facility. As of December 31, 2015, approximately $967.9 million was drawn under this facility and $8.7 million of letters of credit were issued, leaving approximately $0.9 billion available for use.
On January 15, 2016, we refinanced our global revolving credit facility and entered into a global senior credit agreement for a $2.0 billion senior unsecured revolving credit facility that replaced the $2.0 billion revolving credit facility executed on August 15, 2013, as amended. The 2016 global revolving credit facility provides for borrowings in Australian dollars, British pounds sterling, Canadian dollars, Euros, Hong Kong dollars, Japanese yen, Singapore dollars, and U.S. dollars, and includes the ability to add additional currencies in the future. The 2016 global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility up to $2.5 billion, subject to the receipt of lender commitments and other conditions precedent. The 2016 global revolving credit facility matures on January 15, 2020, with two six-month extension options available.
On August 15, 2013, we refinanced the then-existing senior unsecured multi-currency term loan facility, increasing its total borrowing capacity to $1.0 billion from $750.0 million. Pursuant to the accordion feature, total commitments could be increased to $1.1 billion, subject to the receipt of lender commitments and other conditions precedent. The facility matures on April 16, 2017, with two six-month extension options available. Interest rates were based on our senior unsecured debt ratings and were 120 basis points over the applicable index for floating rate advances. Funds were available in U.S, Singapore and Australian dollars, as well as Euro and British pound sterling denominations with the option to add Hong Kong dollars and Japanese yen upon an accordion exercise. Based on exchange rates in effect at December 31, 2015, the balance outstanding was approximately $1.0 billion. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under the term loan facility are consistent with our global revolving credit facility and, as of December 31, 2015, we were in compliance with all of such covenants. As of December 31, 2015, we have capitalized approximately $8.4 million of financing costs related to the unsecured term loan.
On January 15, 2016, we refinanced our senior unsecured multi-currency term loan facility and entered into a term loan agreement, which governs (i) a $1.25 billion 5-year senior unsecured term loan (the “5-Year Term Loan”) and (ii) a $300 million 7-year senior unsecured term loan (the “7-Year Term Loan”). The term loan agreement replaced the $1.0 billion term loan agreement executed on April 16, 2012, as amended. The term loan agreement provides for borrowings in Australian dollars, British pounds sterling, Canadian dollars, Euros, Hong Kong dollars, Japanese yen, Singapore dollars and U.S. dollars. The maturity date of the 5-Year Term Loan is January 15, 2021 and the maturity date of the 7-Year Term Loan is January 15, 2023. In addition, we have the ability from time to time to increase the aggregate size of lending under the Term Loan Agreement from $1.5 billion up to $1.8 billion, subject to receipt of lender commitments and other conditions precedent.
For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.
Our parent company commenced its At-the-Market equity distribution program in June 2011, which is discussed under “Liquidity and Capital Resources of the Parent Company” above. To date, our parent company has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million shares of common stock under the program at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents before offering expenses. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 5.7 million common units to our parent company. No sales were made under the program during the years ended December 31, 2015 and 2014. As of December 31, 2015, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.
On February 5, 2015, we sold the 100 Quannapowitt property for approximately $31 million. The transaction after costs resulted in net proceeds of approximately $29 million and a net gain of approximately $10 million. The property was identified as held for sale as of December 31, 2014. 100 Quannapowitt was not a significant component of our U.S. portfolio nor does the sale represent a significant shift in our strategy.
On March 31, 2015, we sold the 3300 East Birch Street property for approximately $14 million. The transaction after costs resulted in net proceeds of approximately $14 million and a net gain of approximately $8 million. The property was identified as held for sale as of December 31, 2014. 3300 East Birch Street was not a significant component of our U.S. portfolio nor does the sale represent a significant shift in our strategy.
On April 30, 2015, we sold the 833 Chestnut Street property for approximately $161 million. The transaction after costs and buyer credits resulted in net proceeds of approximately $159 million, including a $9 million note receivable, and a net gain of approximately $77 million. The property was identified as held for sale as of March 31, 2015. 833 Chestnut Street was not a significant component of our U.S. portfolio nor does the sale represent a significant shift in our strategy.
On May 26, 2015, we redeemed $375.0 million, the entire outstanding principal amount, of its 4.50% notes due 2015 (the “2015 Notes”), at a redemption price of 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest thereon up to, but excluding, the redemption date.

On June 23, 2015, we issued $500.0 million in aggregate principal amount of notes, maturing on July 1, 2022 with an interest rate of 3.950% per annum. The public offering price was 99.236% of the principal amount. The 3.950% 2022 Notes are general unsecured senior obligations of our operating partnership, rank equally in right of payment with all other senior unsecured indebtedness of our operating partnership and are fully and unconditionally guaranteed by our parent company. Interest on the 3.950% 2022 Notes is payable on January 1 and July 1 of each year, beginning on January 1, 2016. The net proceeds from the offering after deducting the original issue discount of approximately $3.8 million and underwriting commissions and expenses of approximately $4.4 million was approximately $491.8 million. Our operating partnership will use the net proceeds from the offering of the notes to fund certain eligible green projects, including the development and redevelopment of such projects. Pending such uses, our operating partnership temporarily repaid borrowings under its global revolving credit facility.
On October 13, 2015, upon the consummation of the Operating Partnership Merger, our operating partnership became the direct obligor on the $950.0 million in aggregate principal amount of Delta Holdings Notes by operation of law.
The growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower as such private investors typically have lower return expectations than we do. As a result, we anticipate that near-term acquisitions activity will comprise a smaller percentage of our growth until seller price expectations realign with our return requirements.

Construction ($ in thousands)

	As of December 31, 2015				As of December 31, 2014
	Net Rentable Square Feet	Current Investment (2)	Future Investment (3)	Total Cost	Net Rentable Square Feet	Current Investment (4)	Future Investment (3)	Total Cost
Development Lifecycle
Development Construction in Progress
Space Held for Development	1,275,767	$255,096	—	$255,096	1,174,957	245,985	—	245,985
Base Building Construction	701,878	70,907	58,379	129,286	688,517	147,126	69,438	216,564
Datacenter Construction	640,782	311,472	312,745	624,217	616,336	365,837	348,997	714,834
Equipment Pool & Other Inventory		9,035	—	9,035		21,623	—	21,623
Campus, Tenant Improvements & Other		18,482	13,992	32,474		28,835	7,998	36,833
Total Development Construction in Progress	2,618,427	664,992	385,116	1,050,108	2,479,810	809,406	426,433	1,235,839
Land Inventory	(1)	183,445	—	183,445		145,607	—	145,607
Enhancement & Other		7,882	2,454	10,336		50,305	42,180	92,485
Recurring		12,711	34,439	47,150		9,844	27,147	36,991
Total Construction in Progress		$869,030	$422,009	$1,291,039		$1,015,162	$495,760	$1,510,922

(1)	Represents approximately 286 acres as of December 31, 2015 and approximately 178 acres as of December 31, 2014.

(2)	Represents balances incurred through December 31, 2015 and included in building and improvements in the consolidated balance sheets.

(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.

(4)	Represents balances incurred through December 31, 2014 and included in building and improvements in the consolidated balance sheets.
Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future data center fit-out. Datacenter construction includes 0.6 million square feet of Turn Key Flex®, Powered Base Building®, and Custom Solutions product with a cost to date of approximately $311.5 million. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of data center construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.
In May 2013, we received insurance settlement proceeds of approximately $8.6 million related to disputed construction costs, a portion of which has been recorded as a gain on settlement in our consolidated income statement included elsewhere in this report.
Future Uses of Cash
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of December 31, 2015, we had approximately 1.3 million square feet of space under active development and approximately 1.3 million square feet of space held for future development and we also owned approximately 0.6 million net rentable square feet of data center space with extensive installed tenant improvements. Turn-Key Flex® space is move-in-ready space for the placement of computer and network equipment required to provide a data center environment. Depending on demand for additional Turn-Key Flex® space, we expect to incur significant tenant improvement costs to build out and develop these types of spaces. At December 31, 2015, approximately 1.3 million square feet was under construction for Turn-Key Flex®, Powered Base Building® and Custom Solutions products, all of which are expected to be income producing on or after completion, in three U.S. domestic metropolitan areas, one European metropolitan area, one Canadian metropolitan area and our Singapore metropolitan area, consisting of approximately 0.7 million square feet of base building construction and 0.6 million square feet of data center construction. At December 31, 2015, we had commitments under construction contracts for approximately $157.6 million. We currently expect to incur approximately $750.0 million to $900.0 million of capital expenditures for our development programs during the year ending December 31, 2016, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.
Historical Capital Expenditures

	Year Ended December 31,
(in thousands)	2015	2014
Development projects	$523,463	$687,203
Enhancement and improvements	11,382	65,043
Recurring capital expenditures	91,876	52,561
Total capital expenditures (excluding indirect costs)	$626,721	$804,807
For the year ended December 31, 2015, total capital expenditures decreased $178.1 million to approximately $626.7 million from $804.8 million for the same period in 2014. Capital expenditures on our development projects plus our enhancement and improvements projects for the year ended December 31, 2015 were approximately $534.8 million, which reflects a decrease of approximately 29% from the same period in 2014. This decrease was primarily due to completion of and decreased spending for ground-up Custom Solutions projects, Turn-Key Flex and base building improvements. Our development capital expenditures are generally funded by our available cash and equity and debt capital.
Indirect costs related to construction and leasing activities, including capitalized interest, capitalized in the years ended December 31, 2015 and 2014 were $69.6 million and $70.5 million, respectively. Capitalized interest comprised approximately $12.9 million and $20.4 million, respectively, of the total indirect costs capitalized for the years ended December 31, 2015 and 2014. Capitalized interest in the year ended December 31, 2015 decreased compared to the same period in 2014 due to a reduction in qualifying activities. Excluding capitalized interest, the indirect costs increased in the year ended December 31, 2015 compared to the same period in 2014 due primarily to capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities. See “—Future Uses of Cash” above for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2016.
The environmental cleanup work required at the 47700 Kato Road and 1055 Page Avenue property resulting from a prior tenant’s activities has been completed. The prior tenant of these buildings completed most of the remaining required environmental cleanup work.  In January 2016, we sold this property to an unrelated third party. We continue to seek recovery of past costs incurred for previous environmental cleanup work, as well as other damages.  We cannot at this time estimate the likelihood of recovery or the impact on our financial condition and results of operations, however, the amounts are not expected to be material.
We are also subject to the commitments discussed below under “Commitments and Contingencies,” “Off-Balance Sheet Arrangements” and “Distributions.”
We actively pursue opportunities for potential acquisitions, with due diligence and negotiations often at different stages at different times. The dollar value of acquisitions for the year ending December 31, 2016 will be based on numerous factors, including tenant demand, leasing results, availability of debt or equity capital and acquisition opportunities.
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
We expect to meet our short- and long-term liquidity requirements, including to pay for scheduled debt maturities and to fund property acquisitions and non-recurring capital improvements, with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our parent company. We also may fund future short- and long-term liquidity requirements, including property acquisitions and non-recurring capital improvements using our 2016 global revolving credit facility pending permanent financing along with proceeds from planned dispositions of non-core properties. If we are not able to obtain additional financing on terms attractive to us, or at all, including as a result of the circumstances described above under “Factors Which May Influence Future Results of Operations—Global market and economic conditions”, we may be required to reduce our acquisition or capital expenditure plans, which could have a material adverse effect upon our business and results of operations.

Distributions
All distributions on our units are at the discretion of our parent company’s board of directors. In 2015, 2014 and 2013, our operating partnership declared the following distributions (in thousands):

Date distribution declared	Distribution payable date	Series D Preferred Units		Series E Preferred Units	Series F Preferred Units	Series G Preferred Units		Series H Preferred Units		Series I Preferred Units		Common Units
February 12, 2013	March 29, 2013	$—	(1)	$5,031	$3,023	$—		$—		$—		$102,506	(2)
May 1, 2013	June 28, 2013	—		5,031	3,023	3,345	(3)	—		—		102,507	(2)
July 23, 2013	September 30, 2013	—		5,031	3,023	3,672		—		—		102,506	(2)
October 23, 2013	December 31, 2013 for Preferred Units; January 15, 2014 for Common Units	—		5,031	3,023	3,672		—		—		102,509	(2)
		$—		$20,124	$12,092	$10,689		$—		$—		$410,028
February 11, 2014	March 31, 2014	$—		$5,031	$3,023	$3,672		$—		$—		$109,378	(4)
April 29, 2014	June 30, 2014	—		5,031	3,023	3,672		7,104	(5)	—		115,008	(4)
July 21, 2014	September 30, 2014	—		5,031	3,023	3,672		6,730		—		115,012	(4)
November 4, 2014	December 31, 2014 for Preferred Units; January 15, 2015 for Common Units	—		5,031	3,023	3,672		6,730		—		115,016	(4)
		$—		$20,124	$12,092	$14,688		$20,564		$—		$454,414
February 25, 2015	March 31, 2015	$—		$5,031	$3,023	$3,672		$6,730		$—		$117,896	(6)
May 12, 2015	June 30, 2015	—		5,031	3,023	3,672		6,730		—		117,938	(6)
August 11, 2015	September 30, 2015	—		5,031	3,023	3,672		6,730		—		117,962	(6)
November 12, 2015	December 31, 2015 for Preferred Units; January 15, 2016 for Common Units	—		5,031	3,023	3,672		6,730		5,600	(7)	126,827	(6)
		$—		$20,124	$12,092	$14,688		$26,920		$5,600		$480,623

Annual rate of distribution per unit		$1.375		$1.750	$1.656	$1.469		$1.844		$1.588

(1)
Effective February 26, 2013, in connection with the conversion of the series D preferred stock by Digital Realty Trust, Inc., all of the outstanding series D preferred units were converted into common units in accordance with the terms of the series D preferred units. Each series D preferred unit was converted into 0.6360 common unit of our operating partnership.

(2)	$3.120 annual rate of distribution per unit.

(3)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2013.

(4)	$3.320 annual rate of distribution per unit.

(5)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2014.

(6)	$3.400 annual rate of distribution per unit.

(7)	Represents a pro rata distribution from and including the original issue date to and including December 31, 2015.
Commitments and Contingencies
As part of the 29A International Business Park asset acquisition in 2010, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined in the agreements for the acquisition. The earnout contingency expires in November 2020. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $35.2 million based on the exchange rate as of December 31, 2015). As of December 31, 2014, $12.6 million had been accrued related to this earnout agreement, which was subsequently paid in 2015. During 2015, the remaining performance targets were achieved and the Company accrued an additional $19.4 million. The remaining earnout payments will be made in 2016 and 2020 per the terms of the earnout agreement. The amounts accrued have been discounted based on their expected payment date and capitalized to building and improvements as the original purchase was accounted for as an asset acquisition.
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
As part of the acquisition of the Sentrum Portfolio, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of the contingent consideration liability was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). We have adjusted the contingent consideration to fair value at each reporting date with changes in fair value recognized in operating income. During the year ended December 31, 2015, we reduced the fair value by approximately £30.3 million. The adjustment was the result of an evaluation by management that no additional leases would be executed for vacant space by July 11, 2015, the contingency expiration date. The final payment on the earnout was made in August 2015. We made earnout payments of approximately £0.7 million (or approximately $1.1 million based on the exchange rates as of the date of each payment) during the year ended December 31, 2015. During the year ended December 31, 2014, we made earnout payments of approximately £6.2 million (or approximately $10.3 million based on the exchange rates as of the date of each payment). From the acquisition date through December 31, 2015, we have made earnout payments of approximately £23.8 million (or approximately $37.2 million based on the exchange rates as of the date of each payment). The earn-out contingency expired in July 2015. The change in fair value of contingent consideration for Sentrum was recorded as a reduction to operating expense of approximately $43.0 million, $8.4 million and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
As of December 31, 2015, we were a party to interest rate swap agreements which hedge variability in cash flows related the U.S. LIBOR and SGD-SOR based tranches of the unsecured term loan. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

The following table summarizes our debt, interest, lease and construction contract payments due by period as of December 31, 2015 (dollars in thousands):

Obligation	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt principal payments(1)	$5,951,716	$216,979	$2,051,440	$1,001,777	$2,681,520
Interest payable(2)	1,184,009	219,596	350,088	299,923	314,402
Ground leases(3)	41,376	1,207	2,434	2,434	35,301
Operating leases	983,067	53,506	125,564	139,708	664,289
Construction contracts(4)	157,553	157,553	—	—	—
	$8,317,721	$648,841	$2,529,526	$1,443,842	$3,695,512

(1)
Includes $967.9 million of borrowings under our global revolving credit facility and $924.6 million of borrowings under our unsecured term loan, which were refinanced in January 2016, and excludes $0.4 million of loan premiums related to assumed mortgage loans, $4.1 million discount on the 5.875% 2020 notes, $1.1 million discount on the 3.400% 2020 notes, $0.5 million discount on the 2021 notes, $2.8 million discount on the 3.625% 2022 notes, $3.6 million discount on the 3.950% 2022 notes, $2.3 million on the 2023 notes and $3.5 million on the 4.250% 2025 notes.

(2)
Interest payable is based on the interest rate in effect on December 31, 2015, including the effect of interest rate swaps. Interest payable excluding the effect of interest rate swaps is as follows (in thousands):

2016	$217,936
2017-2018	349,602
2019-2020	299,923
Thereafter	314,402
$1,181,863

(3)
This is comprised of ground lease payments on 2010 East Centennial Circle, Chemin de l’Epinglier 2, Clonshaugh Industrial Estate I and II, Paul van Vlissingenstraat 16, Gyroscoopweg 2E-2F, Naritaweg 52, Manchester Technopark and 29A International Business Park. After February 2036, rent for the remaining term of the 2010 East Centennial Circle ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information. After December 2036, rent for the remaining term of the Naritaweg 52 ground lease will be determined based on a fair market value appraisal of the asset and, as a result, is excluded from the above information. The Chemin de l’Epinglier 2 ground lease which expires in July 2074 contains potential inflation increases which are not reflected in the table above. The Paul van Vlissingenstraat 16, Chemin de l’Epinglier 2, Gyroscoopweg 2E-2F, Naritaweg 52 and Clonshaugh Industrial Estate I and II amounts are translated at the December 31, 2015 exchange rate of $1.09 to €1.00. The Manchester Technopark amounts are translated at the December 31, 2015 exchange rate of $1.47 to £1.00. The 29A International Business Park amounts are translated at the December 31, 2015 exchange rate of $0.70 to S$1.00.

(4)
From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At December 31, 2015, we had open commitments related to construction contracts of $157.6 million.

Outstanding Consolidated Indebtedness
The table below summarizes our debt maturities and principal payments as of December 31, 2015 (in thousands):

	Global Revolving Credit Facility (1)	Unsecured Term Loan (1)	Prudential Shelf Facility (2)	Senior Notes	Mortgage Loans (3)	Total Debt
2016	$—	$—	$25,000	$—	$191,979	$216,979
2017	967,884	924,568	50,000	—	108,395	2,050,847
2018	—	—	—	—	593	593
2019	—	—	—	—	644	644
2020	—	—	—	1,000,000	1,133	1,001,133
Thereafter	—	—	—	2,681,520	—	2,681,520
Subtotal	$967,884	$924,568	$75,000	$3,681,520	$302,744	$5,951,716
Unamortized discount	—	—	—	(17,914)	—	(17,914)
Unamortized premium	—	—	—	—	439	439
Total	$967,884	$924,568	$75,000	$3,663,606	$303,183	$5,934,241

(1)
Subject to two six-month extension options exercisable by us. The bank group was obligated to grant the extension options provided we gave proper notice, we made certain representations and warranties and no default existed under the global revolving credit facility and the unsecured term loan, as applicable. In January 2016, we completed the refinancing of our global revolving credit facility and term loan. The combined refinanced facilities total $3.55 billion, consisting of a $2.0 billion line of credit and a $1.55 billion term loan.

(2)	On January 6, 2016, we repaid the $25.0 million of 9.68% Series D unsecured notes under the Prudential shelf facility at maturity.

(3)	In January and February 2016, we repaid in full two mortgage loans in the aggregate amount of $51.5 million.
The table below summarizes our debt, as of December 31, 2015 (in millions):

Debt Summary:
Fixed rate	$4,041.7
Variable rate debt subject to interest rate swaps	469.5
Total fixed rate debt (including interest rate swaps)	4,511.2
Variable rate—unhedged	1,423.0
Total	$5,934.2
Percent of Total Debt:
Fixed rate (including swapped debt)	76.0%
Variable rate	24.0%
Total	100.0%

Weighted Average Interest Rate as of December 31, 2015 (1):
Fixed rate (including hedged variable rate debt)	4.37%
Variable rate	1.66%
Total interest rate	3.72%

(1)	Excludes impact of deferred financing cost amortization.
As of December 31, 2015, we had approximately $5.9 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total enterprise value was approximately 32% (based on the closing price of Digital Realty Trust, Inc.’s common stock on December 31, 2015 of $75.62). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty

Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C Units and Class D Units), plus the book value of our total consolidated indebtedness.
The variable rate debt shown above bore interest at interest rates based on various one-month LIBOR, EURIBOR, GBP LIBOR, SOR, BBR, HIBOR, JPY LIBOR, CDOR and U.S. Prime rates, depending on the respective agreement governing the debt, including our global revolving credit facility and unsecured term loan. As of December 31, 2015, our debt had a weighted average term to initial maturity of approximately 4.7 years (or approximately 5.1 years assuming exercise of extension options).
Off-Balance Sheet Arrangements
As of December 31, 2015, we were party to interest rate swap agreements related to $469.5 million of outstanding principal on our variable rate debt. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”
As of December 31, 2015, our pro-rata share of mortgage debt of unconsolidated joint ventures was approximately $137.0 million, of which $54.5 million is subject to interest rate swap agreements.
Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014 and Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013
The following table shows cash flows and ending cash and cash equivalent balances for the years ended December 31, 2015, 2014 and 2013 (in thousands).

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$799,232	$655,888	$656,390
Net cash used in investing activities	(2,526,022)	(644,180)	(1,060,609)
Net cash provided by (used in) financing activities	1,749,029	(26,974)	401,832
Net increase (decrease) in cash and cash equivalents	$22,239	$(15,266)	$(2,387)

Cash provided by operating activities in 2015 increased approximately $146.1 million over 2014 which was consistent with cash provided by operating activities in 2013. The 2015 increase is due to the acquisition of Telx and increased revenues from new leasing at our same store properties, completed and leased development space which was partially offset by increased operating and interest expenses. Our portfolio consisted of 139 operating properties at December 31, 2015 versus 131 operating properties as of December 31, 2014 and December 31, 2013.

Net cash used in investing activities in 2015 increased $1.9 billion over 2014 due to the acquisition of Telx, partially offset by proceeds from property sales of $185.6 million. Net cash used in investing activities decreased in 2014 as compared to 2013 due to a decrease in cash paid for acquisitions and capital expenditures for the year ended December 31, 2014 as compared to December 2013. In addition, cash used in investing activities was lower in 2013 due to the contribution of properties to the joint venture with Prudential in September 2013 ($328.6 million).

Net cash flows (used in) provided by financing activities for the company consisted of the following amounts (in thousands).

	Year Ended December 31,
	2015	2014	2013
Net (repayments) proceeds from borrowings	$(52,900)	$(355,919)	$2,097
Net proceeds from issuance of common and preferred stock, including exercise of stock options	919,840	353,376	241,194
Net proceeds from unsecured senior notes	1,445,127	495,872	630,026
Dividend and distribution payments	(548,058)	(509,159)	(443,858)
Other	(14,980)	(11,144)	(27,627)
Net cash provided (used in) by financing activities	$1,749,029	$(26,974)	$401,832

The cash provided by financing activities in 2015 reflect a $1.8 billion increase over 2014. The increase is a result of lower net payments on borrowings along with the sale of common stock, issuance of series I preferred stock, and the sale of unsecured notes due 2020, 2022 and 2025. Taken together, 2015 financing activities primarily supported the acquisition of Telx. The increase in dividend and distribution payments for the year ended December 31, 2015 as compared to the same period in 2014 was due to an increase in the number of shares outstanding and dividend amount per share of common stock in 2015 as compared to 2014 and the payment of dividends on series H preferred stock and series I preferred stock during the year ended December 31, 2015, whereas these series of preferred stock were not outstanding for the entire—or, in the case of the Series I preferred stock, any portion of—the year ended December 31, 2014.
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
Net cash flows (used in) provided by financing activities for the operating partnership consisted of the following amounts (in thousands).

	Year Ended December 31,
	2015	2014	2013
Net (repayments) proceeds from borrowings	$(52,900)	$(355,919)	$2,097
General partner contributions, net	919,840	353,376	241,194
Net proceeds from unsecured senior notes	1,445,127	495,872	630,026
Distribution payments	(548,058)	(509,159)	(443,858)
Other	(14,980)	(11,144)	(27,627)
Net cash provided (used in) by financing activities	$1,749,029	$(26,974)	$401,832

The cash provided by financing activities in 2015 reflect a $1.8 billion increase over 2014. The increase is a result of lower net payments on borrowings along with $919.8 million of general partner contributions, and the sale of unsecured notes due 2020, 2022, 2025 and 2020. Taken together, 2015 financing activities primarily supported the acquisition of Telx. The increase in distribution payments for the year ended December 31, 2015 as compared to the same period in 2014 was due to an increase in the number of units outstanding and distribution amount per common unit in 2015 as compared to 2014 and the payment of distributions on our series H preferred units and series I preferred units during the year ended December 31, 2015, whereas these series of preferred units were not outstanding for the entire—or, in the case of the Series I preferred units, any portion of—the year ended December 31, 2014.
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
Noncontrolling Interests in Operating Partnership
Noncontrolling interests relate to the common units in our operating partnership that are not owned by Digital Realty Trust, Inc., which, as of December 31, 2015, amounted to 1.9% of our operating partnership common units. In conjunction with our formation, our operating partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.
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
Funds from Operations
We calculate Funds from Operations, or FFO, in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) available to common stockholders (computed in accordance with U.S. GAAP), excluding gains (or losses) from sales of property, gain from settlement of pre-existing relationships with Telx, impairment charges, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. Other REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to such other REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance.

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)
(in thousands, except per share and unit data)
(unaudited)

	Year Ended December 31,
	2015	2014	2013
Net income available to common stockholders	$217,266	$132,718	$271,583
Adjustments:
Noncontrolling interests in operating partnership	4,442	2,767	5,366
Real estate related depreciation and amortization(1)	563,729	533,823	471,281
Real estate related depreciation and amortization related to investment in unconsolidated joint ventures	11,418	7,537	3,805
Impairment of investments in real estate	—	126,470	—
Gain on sale of property	(94,604)	(15,945)	—
Gain on contribution of properties to unconsolidated joint ventures	—	(95,404)	(115,609)
Gain on settlement of pre-existing relationships with Telx	(14,355)	—	—
FFO available to common stockholders and unitholders(2)	$687,896	$691,966	$636,426
Basic FFO per share and unit	$4.88	$5.08	$4.88
Diluted FFO per share and unit(2)	$4.86	$5.04	$4.74
Weighted average common stock and units outstanding
Basic	140,906	136,123	130,463
Diluted(2)	141,524	138,368	137,771
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	570,527	538,513	475,464
Non-real estate depreciation	(6,798)	(4,690)	(4,183)
Real estate related depreciation and amortization	$563,729	$533,823	$471,281

(2)
For all periods presented, we have excluded the effect of dilutive series E, series F, series G, series H and series I preferred stock, as applicable, that may be converted upon the occurrence of specified change in control transactions as described in the articles supplementary governing the series E, series F, series G, series H and series I preferred stock, as applicable, which we consider highly improbable. In addition, the 5.50% exchangeable senior debentures due 2029 were exchangeable for 0, 1,958 and 6,650 common shares on a weighted average basis for the years ended December 31, 2015, 2014 and 2013, respectively. See below for calculations of diluted FFO available to common stockholders and unitholders and weighted average common stock and units outstanding.

	Year Ended December 31,
	2015	2014	2013
FFO available to common stockholders and unitholders	$687,896	$691,966	$636,426
Add: 5.50% exchangeable senior debentures interest expense	—	4,725	16,200
FFO available to common stockholders and unitholders—diluted	$687,896	$696,691	$652,626
Weighted average common stock and units outstanding	140,906	136,123	130,463
Add: Effect of dilutive securities (excluding series D convertible preferred stock and 5.50% exchangeable senior debentures)	618	287	187
Add: Effect of dilutive series D convertible preferred stock	—	—	471
Add: Effect of dilutive 5.50% exchangeable senior debentures	—	1,958	6,650
Weighted average common stock and units outstanding—diluted	141,524	138,368	137,771

New Accounting Pronouncements Issued But Not Yet Adopted
In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. The guidance is effective in the first quarter of 2016, and early adoption is permitted. We do not expect the adoption of ASU 2015-02 to have a significant impact on our consolidated financial statements.
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
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement Period Adjustments (Topic 805). ASU 2015-16 requires an acquirer in a business combination to recognize provisional amounts when measurements were incomplete as of the end of a reporting period as an adjustment in the reporting period in which the provisional amount is determined. Prior to this standard, the acquirer was required to adjust such provisional amounts by restating prior period financial statements. ASU 2015-16 is effective for the annual period ending December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. We elected to early adopt this standard effective with the interim period beginning July 1, 2015 and this standard did not have a material effect on the consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is expected to impact our consolidated financial statements as we have certain operating and land lease arrangements for which we are the lessee. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective on January 1, 2019, with early adoption permitted. We are currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on our financial position or results of operations.

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
Analysis of Debt between Fixed and Variable Rate
We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of December 31, 2015, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$4,041.7	$4,182.6
Variable rate debt subject to interest rate swaps	469.5	469.5
Total fixed rate debt (including interest rate swaps)	4,511.2	4,652.1
Variable rate debt	1,423.0	1,423.0
Total outstanding debt	$5,934.2	$6,075.1
Interest rate derivatives included in this table and their fair values as of December 31, 2015 and December 31, 2014 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of December 31, 2015		As of December 31, 2014		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of December 31, 2015	As of December 31, 2014
Currently-paying contracts
$335,905	(1)	$410,905	(1)	Swap	0.717	Various	Various	$(357)	$(241)
133,579	(2)	142,965	(2)	Swap	0.925	July 17, 2012	April 18, 2017	1,500	669
469,484		553,870						1,143	428
Forward-starting contracts
—	(3)	150,000		Forward-starting Swap	2.091	July 15, 2014	July 15, 2019	—	(2,837)
Total
$469,484		$703,870						$1,143	$(2,409)

(1)	Represents the U.S. dollar tranche of the unsecured term loan.

(2)
Represents a portion of the Singapore dollar tranche of the unsecured term loan. Translation to U.S. dollars is based on exchange rate of $0.75 to 1.00 SGD as of December 31, 2015 and $0.79 to 1.00 SGD as of December 31, 2014.

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

Sensitivity to Changes in Interest Rates
The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of December 31, 2015:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	10	$0.5
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(10)	(0.5)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	10	1.4
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(10)	(1.4)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(10)	25.9
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	10	(24.2)
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
Foreign Currency Exchange Risk
For the years ended December 31, 2015, 2014 and 2013, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Swiss franc, Australian dollar, Singapore dollar, Canadian dollar, Hong Kong dollar and the Japanese yen. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the years ended December 31, 2015, 2014 and 2013, operating revenues from properties outside the United States contributed $392.6 million, $383.0 million and $349.1 million, respectively, which represented 22.3%, 23.7% and 23.6% of our operating revenues, respectively. Net investment in properties outside the United States was $2.6 billion and $2.7 billion as of December 31, 2015 and December 31, 2014, respectively. Net assets in foreign operations were approximately $0.5 billion and $0.7 billion as of December 31, 2015 and December 31, 2014, respectively.

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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). We acquired Telx Holdings, Inc. during the year ended December 31, 2015. We have excluded from our overall assessment of the Company's internal control over financial reporting as of December 31, 2015, internal control over financial reporting associated with Telx Holdings, Inc. total assets of $1.9 billion and total revenues of $81 million. Based on our assessment, management concluded that as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, we assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). We acquired Telx Holdings, Inc. during the year ended December 31, 2015. We have excluded from our overall assessment of the Company's internal control over financial reporting as of December 31, 2015, internal control over financial reporting associated with Telx Holdings, Inc. total assets of $1.9 billion and total revenues of $81 million. Based on our assessment, management concluded that as of December 31, 2015, the Operating Partnership’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Digital Realty Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, Inc. (the Company) and subsidiaries as of December 31, 2015 and 2014, and the related consolidated income statements, statements of comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules III, properties and accumulated depreciation. These consolidated financial statements and financial statement schedule III are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Realty Trust, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, properties and accumulated depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Digital Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
San Francisco, California
February 29, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Digital Realty Trust, Inc.:

We have audited Digital Realty Trust, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Digital Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Digital Realty Trust, Inc. acquired Telx Holdings, Inc. (Telx) during the year ended December 31, 2015, and management excluded from its assessment of the effectiveness of Digital Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2015, Telx’s internal control over financial reporting associated with total assets of $1.9 billion and total revenues of $81 million included in the consolidated financial statements of Digital Realty Trust Inc. and subsidiaries as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of Digital Realty Trust, Inc. also excluded an evaluation of the internal control over financial reporting of Telx.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digital Realty Trust, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated income statements, statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and the financial statement schedule III, properties and accumulated depreciation, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule III.

/s/ KPMG LLP
San Francisco, California
February 29, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors of the General Partner and Partners
Digital Realty Trust, L.P.:

We have audited the accompanying consolidated balance sheets of Digital Realty Trust, L.P. (the Operating Partnership) and subsidiaries as of December 31, 2015 and 2014, and the related consolidated income statements, statements of comprehensive income, capital, and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules III, properties and accumulated depreciation. These consolidated financial statements and financial statement schedule III are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Realty Trust, L.P. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, properties and accumulated depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
San Francisco, California
February 29, 2016

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
Investments in real estate:
Properties:
Land	$689,573	$671,602
Acquired ground leases	12,639	12,196
Buildings and improvements	9,676,427	8,823,814
Tenant improvements	536,734	475,000
Total investments in properties	10,915,373	9,982,612
Accumulated depreciation and amortization	(2,251,268)	(1,874,054)
Net investments in properties	8,664,105	8,108,558
Investment in unconsolidated joint ventures	106,107	94,729
Net investments in real estate	8,770,212	8,203,287
Cash and cash equivalents	57,053	34,814
Accounts and other receivables, net of allowance for doubtful accounts of $5,844 and $6,302 as of December 31, 2015 and December 31, 2014, respectively	177,398	135,931
Deferred rent	403,327	447,643
Acquired above market leases, net of accumulated amortization of $89,613 and $88,072 as of December 31, 2015 and December 31, 2014, respectively	32,698	38,605
Goodwill	330,664	—
Acquired in-place lease value, deferred leasing costs and intangibles, net of accumulated amortization of $621,132 and $579,637 as of December 31, 2015 and December 31, 2014, respectively	1,391,659	456,962
Deferred financing costs, net of accumulated amortization of $66,116 and $61,634 as of December 31, 2015 and December 31, 2014, respectively	35,204	30,821
Restricted cash	18,009	18,062
Assets held for sale	180,139	120,471
Other assets	54,904	40,188
Total assets	$11,451,267	$9,526,784
LIABILITIES AND EQUITY
Global revolving credit facility	$967,884	$525,951
Unsecured term loan	924,568	976,600
Unsecured senior notes, net of discount	3,738,606	2,791,758
Mortgage loans, including premiums	303,183	378,818
Accounts payable and other accrued liabilities	608,343	605,923
Accrued dividends and distributions	126,925	115,019
Acquired below-market leases, net of accumulated amortization of $193,677 and $178,435 as of December 31, 2015 and December 31, 2014, respectively	101,114	104,235
Security deposits and prepaid rents	138,347	108,478
Obligations associated with assets held for sale	5,795	5,764
Total liabilities	6,914,765	5,612,546

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 70,000,000 shares authorized:
Series E Cumulative Redeemable Preferred Stock, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per share), 11,500,000 and 11,500,000 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	277,172	277,172
Series F Cumulative Redeemable Preferred Stock, 6.625%, $182,500 and $182,500 liquidation preference, respectively ($25.00 per share), 7,300,000 and 7,300,000 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	176,191	176,191
Series G Cumulative Redeemable Preferred Stock, 5.875%, $250,000 and $250,000 liquidation preference, respectively ($25.00 per share), 10,000,000 and 10,000,000 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	241,468	241,468
Series H Cumulative Redeemable Preferred Stock, 7.375%, $365,000 and $365,000 liquidation preference, respectively ($25.00 per share), 14,600,000 and 14,600,000 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	353,290	353,290
Series I Cumulative Redeemable Preferred Stock, 6.350%, $250,000 and $0 liquidation preference, respectively ($25.00 per share), 10,000,000 and 0 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	242,014	—
Common Stock: $0.01 par value, 215,000,000 shares authorized, 146,384,247 and 135,626,255 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	1,456	1,349
Additional paid-in capital	4,655,220	3,970,439
Accumulated dividends in excess of earnings	(1,350,089)	(1,096,607)
Accumulated other comprehensive loss, net	(96,590)	(45,046)
Total stockholders’ equity	4,500,132	3,878,256
Noncontrolling Interests:
Noncontrolling interests in operating partnership	29,612	29,191
Noncontrolling interests in consolidated joint ventures	6,758	6,791
Total noncontrolling interests	36,370	35,982
Total equity	4,536,502	3,914,238
Total liabilities and equity	$11,451,267	$9,526,784

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Operating Revenues:
Rental	$1,354,986	$1,256,086	$1,155,051
Tenant reimbursements	359,875	350,234	323,286
Interconnection and other	40,759	—	—
Fee income	6,638	7,268	3,520
Other	1,078	2,850	402
Total operating revenues	1,763,336	1,616,438	1,482,259
Operating Expenses:
Rental property operating and maintenance	549,885	503,140	456,596
Property taxes	92,588	91,538	90,321
Insurance	8,809	8,643	8,743
Change in fair value of contingent consideration	(44,276)	(8,093)	(1,762)
Depreciation and amortization	570,527	538,513	475,464
General and administrative	105,549	93,188	65,653
Transaction expenses	17,400	1,303	4,605
Impairment of investments in real estate	—	126,470	—
Other	60,943	3,070	827
Total operating expenses	1,361,425	1,357,772	1,100,447
Operating income	401,911	258,666	381,812
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	15,491	13,289	9,796
Gain on insurance settlement	—	—	5,597
Gain on sale of property	94,604	15,945	—
Gain on contribution of properties to unconsolidated joint ventures	—	95,404	115,609
Gain on sale of equity investment	—	14,551	—
Interest and other income	(2,381)	2,663	139
Interest expense	(201,435)	(191,085)	(189,399)
Tax expense	(6,451)	(5,238)	(1,292)
Loss from early extinguishment of debt	(148)	(780)	(1,813)
Net income	301,591	203,415	320,449
Net income attributable to noncontrolling interests	(4,902)	(3,232)	(5,961)
Net income attributable to Digital Realty Trust, Inc.	296,689	200,183	314,488
Preferred stock dividends	(79,423)	(67,465)	(42,905)
Net income available to common stockholders	$217,266	$132,718	$271,583
Net income per share available to common stockholders:
Basic	$1.57	$1.00	$2.12
Diluted	$1.56	$0.99	$2.12
Weighted average common shares outstanding:
Basic	138,247,606	133,369,047	127,941,134
Diluted	138,865,421	133,637,235	128,127,641
See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$301,591	$203,415	$320,449
Other comprehensive income (loss):
Foreign currency translation adjustments	(51,745)	(52,373)	14,636
Increase (decrease) in fair value of interest rate swaps	(3,407)	(7,936)	2,473
Reclassification to interest expense from interest rate swaps	2,621	3,419	6,258
Comprehensive income	249,060	146,525	343,816
Comprehensive income attributable to noncontrolling interests	(3,915)	(2,079)	(6,446)
Comprehensive income attributable to Digital Realty Trust, Inc.	$245,145	$144,446	$337,370

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2012	$572,711	125,140,783	$1,247	$3,562,642	$(656,104)	$(12,191)	$3,468,305	$24,135	$5,944	$30,079	$3,498,384
Conversion of common units to common stock	—	57,138	1	630	—	—	631	(631)	—	(631)	—
Issuance of restricted stock, net of forfeitures	—	112,245	—	—	—	—	—	—	—	—	—
Net proceeds from sale of common stock	—	—	—	(504)	—	—	(504)	—	—	—	(504)
Exercise of stock options	—	5,569	—	230	—	—	230	—	—	—	230
Issuance of preferred stock, net of offering costs	241,468	—	—	—	—	—	241,468	—	—	—	241,468
Conversion of preferred stock	(119,348)	3,139,615	31	119,317	—	—	—	—	—	—	—
Amortization of unearned compensation on share-based awards	—	—	—	15,621	—	—	15,621	—	—	—	15,621
Reclassification of vested share-based awards	—	—	—	(8,999)	—	—	(8,999)	8,999	—	8,999	—
Dividends declared on preferred stock	—	—	—	—	(42,905)	—	(42,905)	—	—	—	(42,905)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(400,701)	—	(400,701)	(9,327)	—	(9,327)	(410,028)
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	—	430	430	430
Net income	—	—	—	—	314,488	—	314,488	5,366	595	5,961	320,449
Other comprehensive income— foreign currency translation adjustments	—	—	—	—	—	14,321	14,321	315	—	315	14,636
Other comprehensive income— fair value of interest rate swaps	—	—	—	—	—	2,423	2,423	50	—	50	2,473
Other comprehensive income— reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	6,138	6,138	120	—	120	6,258
Balance as of December 31, 2013	$694,831	128,455,350	$1,279	$3,688,937	$(785,222)	$10,691	$3,610,516	$29,027	$6,969	$35,996	$3,646,512

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2013	$694,831	128,455,350	$1,279	$3,688,937	$(785,222)	$10,691	$3,610,516	$29,027	$6,969	$35,996	$3,646,512
Conversion of common units to common stock	—	134,073	1	1,654	—	—	1,655	(1,655)	—	(1,655)	—
Issuance of unvested restricted stock, net of forfeitures	—	124,163	—	—	—	—	—	—	—	—	—
Common stock offering costs	—	—	—	(625)	—	—	(625)	—	—	—	(625)
Exercise of stock options	—	42,757	—	711	—	—	711	—	—	—	711
Issuance of common stock in exchange for cash and debentures	—	6,869,912	69	266,331	—	—	266,400	—	—	—	266,400
Issuance of preferred stock, net of offering costs	353,290	—	—	—	—	—	353,290	—	—	—	353,290
Amortization of unearned compensation on share-based awards	—	—	—	23,737	—	—	23,737	—	—	—	23,737
Reclassification of vested share-based awards	—	—	—	(10,306)	—	—	(10,306)	10,306	—	10,306	—
Dividends declared on preferred stock	—	—	—	—	(67,465)	—	(67,465)	—	—	—	(67,465)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(444,103)	—	(444,103)	(10,101)	—	(10,101)	(454,204)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	(643)	(643)	(643)
Net income	—	—	—	—	200,183	—	200,183	2,767	465	3,232	203,415
Other comprehensive income— foreign currency translation adjustments	—	—	—	—	—	(51,312)	(51,312)	(1,061)	—	(1,061)	(52,373)
Other comprehensive income— fair value of interest rate swaps	—	—	—	—	—	(7,775)	(7,775)	(161)	—	(161)	(7,936)
Other comprehensive income— reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	3,350	3,350	69	—	69	3,419
Balance as of December 31, 2014	$1,048,121	135,626,255	$1,349	$3,970,439	$(1,096,607)	$(45,046)	$3,878,256	$29,191	$6,791	$35,982	$3,914,238

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2014	$1,048,121	135,626,255	$1,349	$3,970,439	$(1,096,607)	$(45,046)	$3,878,256	$29,191	$6,791	$35,982	$3,914,238
Conversion of common units to common stock	—	156,008	2	1,841	—	—	1,843	(1,843)	—	(1,843)	—
Issuance of unvested restricted stock, net of forfeitures	—	72,673	—	—	—	—	—	—	—	—	—
Common stock offering costs	—	—	—	799	—	—	799	—	—	—	799
Exercise of stock options	—	29,311	—	896	—	—	896	—	—	—	896
Issuance of common stock in exchange for cash	—	10,500,000	105	675,472	—	—	675,577	—	—	—	675,577
Issuance of preferred stock, net of offering costs	242,014	—	—	—	—	—	242,014	—	—	—	242,014
Amortization of unearned compensation on share-based awards	—	—	—	14,375	—	—	14,375	—	—	—	14,375
Reclassification of vested share-based awards	—	—	—	(8,602)	—	—	(8,602)	8,602	—	8,602	—
Dividends declared on preferred stock	—	—	—	—	(79,423)	—	(79,423)	—	—	—	(79,423)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(470,748)	—	(470,748)	(9,793)	—	(9,793)	(480,541)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	(493)	(493)	(493)
Net income	—	—	—	—	296,689	—	296,689	4,442	460	4,902	301,591
Other comprehensive income— foreign currency translation adjustments	—	—	—	—	—	(50,775)	(50,775)	(970)	—	(970)	(51,745)
Other comprehensive income— fair value of interest rate swaps	—	—	—	—	—	(3,338)	(3,338)	(69)	—	(69)	(3,407)
Other comprehensive income— reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	2,569	2,569	52	—	52	2,621
Balance as of December 31, 2015	$1,290,135	146,384,247	$1,456	$4,655,220	$(1,350,089)	$(96,590)	$4,500,132	$29,612	$6,758	$36,370	$4,536,502
See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$301,591	$203,415	$320,449
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property	(94,604)	(15,945)	—
Gain on insurance settlement	—	—	(5,597)
Gain on contribution of investment properties to unconsolidated joint venture	—	(95,404)	(115,609)
Gain on sale of investment	—	(14,551)	—
Impairment of investments in real estate	—	126,470	—
Equity in earnings of unconsolidated joint ventures	(15,491)	(13,289)	(9,796)
Change in fair value of accrued contingent consideration	(44,276)	(8,093)	(1,762)
Distributions from unconsolidated joint ventures	14,947	9,684	30,358
Write-off of net assets due to early lease terminations	75,263	2,692	60
Gain on settlement of pre-existing relationships with Telx	(14,355)	—	—
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	464,694	456,204	397,592
Amortization of share-based unearned compensation	6,360	18,019	11,527
Allowance for (recovery of) doubtful accounts	(458)	726	1,967
Amortization of deferred financing costs	8,481	8,969	10,658
Write-off of deferred financing costs, included in loss on early extinguishment of debt	148	780	1,813
Amortization of debt discount/premium	2,032	1,837	875
Amortization of acquired in place lease value and deferred leasing costs	105,833	82,310	77,872
Amortization of acquired above market leases and acquired below market leases	(9,336)	(9,983)	(11,719)
Changes in assets and liabilities, net of impact of acquisition of Telx Holdings, Inc.
Restricted cash	2,392	13,523	4,850
Accounts and other receivables	(10,127)	(11,426)	(527)
Deferred rent	(48,404)	(77,483)	(83,541)
Deferred leasing costs	(11,688)	(32,068)	(16,409)
Other assets	(2,928)	(11,675)	(3,530)
Accounts payable and other accrued liabilities	36,113	24,775	34,127
Security deposits and prepaid rents	33,045	(3,599)	12,732
Net cash provided by operating activities	799,232	655,888	656,390
Cash flows from investing activities:
Telx Acquisition, net of cash acquired	(1,850,061)	—	—
Acquisitions of real estate	(99,247)	(24,305)	(170,322)
Proceeds from sale of assets, net of sales costs	185,565	37,945	11,015
Proceeds from contribution of investment properties to unconsolidated joint venture	—	178,933	328,569
Proceeds from sale of investment	—	31,635	—
Investment in unconsolidated joint ventures	(10,797)	(20,627)	(24,452)
Investment in equity securities	—	—	(17,100)
Deposits paid for acquisitions of real estate	—	—	—
Receipt of value added tax refund	17,570	18,992	11,277
Refundable value added tax paid	(30,322)	(29,585)	(15,785)
Change in restricted cash	1,479	14,899	(1,507)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Improvements to and advances for investments in real estate	(737,180)	(852,386)	(1,189,510)
Improvement advances to tenants	(40,553)	(20,059)	(7,270)
Collection of advances from tenants for improvements	37,524	20,378	5,851
Proceeds from insurance settlement	—	—	8,625
Net cash used in investing activities	(2,526,022)	(644,180)	(1,060,609)
Cash flows from financing activities:
Borrowings on revolving credit facility	$2,436,032	$1,124,608	$1,806,832
Repayments on revolving credit facility	(1,958,025)	(1,297,785)	(1,781,435)
Borrowings on unsecured term loan	—	—	264,690
Principal payments on unsecured notes	(374,927)	—	(33,000)
Borrowings on unsecured senior notes	1,445,127	495,872	630,026
Repayments on other secured loans	(67,000)	—	—
Principal payments on mortgage loans	(75,492)	(177,882)	(236,619)
Earnout payments related to acquisitions	(12,985)	(11,011)	(25,783)
Change in restricted cash	(1,502)	510	(2,274)
Payment of loan fees and costs	(13,488)	(4,860)	(18,371)
Capital (distributions to) contributions received from noncontrolling interests in consolidated joint ventures	(493)	(643)	430
Gross proceeds from the issuance of common stock	675,577	—	—
Gross proceeds from the issuance of preferred stock	250,000	365,000	250,000
Common stock offering costs paid	799	(625)	(504)
Preferred stock offering costs paid	(7,432)	(11,710)	(8,532)
Proceeds from exercise of stock options	896	711	230
Payment of dividends to preferred stockholders	(79,423)	(67,465)	(42,905)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(468,635)	(441,694)	(400,953)
Net cash provided by (used in) financing activities	1,749,029	(26,974)	401,832
Net increase (decrease) in cash and cash equivalents	22,239	(15,266)	(2,387)
Cash and cash equivalents at beginning of period	34,814	50,080	52,467
Cash and cash equivalents at end of period	$57,053	$34,814	$50,080

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$192,992	$200,829	$192,754
Cash paid for income taxes	3,122	3,099	2,461
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(51,745)	$(52,373)	$14,636
Accrual of dividends and distributions	126,925	115,019	102,509
(Decrease) increase in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(3,407)	(7,936)	2,473
Acquisition measurement period adjustment included in accounts payable and other accrued liabilities	—	—	22,393
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	1,843	1,655	631
Preferred stock converted to shares of common stock	—	—	119,348
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	109,394	153,080	216,520
Additional accrual of contingent purchase price for investments in real estate	—	—	6,356
Accrual for potential earnout contingency	19,364	12,338	—
Issuance of common units associated with exchange of exchangeable senior debentures	—	261,166	—
Assumption of capital lease obligations upon acquisition of Telx	63,962	—	—
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	$99,247	$24,305	$183,119
Acquired above market leases	—	—	203
Acquired below market leases	—	—	(5,781)
Acquired in place lease value and deferred leasing costs	—	—	20,811
Mortgage loan assumed, net of premium	—	—	(28,030)
Cash paid for acquisition of real estate	$99,247	$24,305	$170,322

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit data)

	December 31, 2015	December 31, 2014
ASSETS
Investments in real estate:
Properties:
Land	$689,573	$671,602
Acquired ground leases	12,639	12,196
Buildings and improvements	9,676,427	8,823,814
Tenant improvements	536,734	475,000
Total investments in properties	10,915,373	9,982,612
Accumulated depreciation and amortization	(2,251,268)	(1,874,054)
Net investments in properties	8,664,105	8,108,558
Investment in unconsolidated joint ventures	106,107	94,729
Net investments in real estate	8,770,212	8,203,287
Cash and cash equivalents	57,053	34,814
Accounts and other receivables, net of allowance for doubtful accounts of $5,844 and $6,302 as of December 31, 2015 and December 31, 2014, respectively	177,398	135,931
Deferred rent	403,327	447,643
Acquired above market leases, net of accumulated amortization of $89,613 and $88,072 as of December 31, 2015 and December 31, 2014, respectively	32,698	38,605
Goodwill	330,664	—
Acquired in-place lease value, deferred leasing costs and intangibles, net of accumulated amortization of $621,132 and $579,637	1,391,659	456,962
Deferred financing costs, net of accumulated amortization of $66,116 and $61,634 as of December 31, 2015 and December 31, 2014, respectively	35,204	30,821
Restricted cash	18,009	18,062
Assets held for sale	180,139	120,471
Other assets	54,904	40,188
Total assets	$11,451,267	$9,526,784
LIABILITIES AND CAPITAL
Global revolving credit facility	$967,884	$525,951
Unsecured term loan	924,568	976,600
Unsecured senior notes, net of discount	3,738,606	2,791,758
Mortgage loans, including premiums	303,183	378,818
Accounts payable and other accrued liabilities	609,708	605,923
Accrued dividends and distributions	126,925	115,019
Acquired below-market leases, net of accumulated amortization of $193,677 and $178,435 as of December 31, 2015 and December 31, 2014, respectively	101,114	104,235
Security deposits and prepaid rents	138,347	108,478
Obligations associated with assets held for sale	5,795	5,764
Total liabilities	6,916,130	5,612,546

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except unit and per unit data)

	December 31, 2015	December 31, 2014
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Series E Cumulative Redeemable Preferred Units, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per unit), 11,500,000 and 11,500,000 units issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	277,172	277,172
Series F Cumulative Redeemable Preferred Units, 6.625%, $182,500 and $182,500 liquidation preference, respectively ($25.00 per unit), 7,300,000 and 7,300,000 units issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	176,191	176,191
Series G Cumulative Redeemable Preferred Units, 5.875%, $250,000 and $250,000 liquidation preference, respectively ($25.00 per unit), 10,000,000 and 10,000,000 units issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	241,468	241,468
Series H Cumulative Redeemable Preferred Units, 7.375%, $365,000 and $365,000 liquidation preference, respectively ($25.00 per unit), 14,600,000 and 14,600,000 units issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	353,290	353,290
Series I Cumulative Redeemable Preferred Units, 6.350%, $250,000 and $0 liquidation preference, respectively ($25.00 per unit), 10,000,000 and 0 units issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	242,014	—
Common units:
146,384,247 and 135,626,255 units issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	3,305,222	2,875,181
Limited partners, 1,421,314 and 1,463,814 common units, 1,032,775 and 1,170,610 profits interest units and 379,237 and 379,237 class C units outstanding as of December 31, 2015 and December 31, 2014, respectively	33,986	32,578
Accumulated other comprehensive (loss) income	(100,964)	(48,433)
Total partners’ capital	4,528,379	3,907,447
Noncontrolling interests in consolidated joint ventures	6,758	6,791
Total capital	4,535,137	3,914,238
Total liabilities and capital	$11,451,267	$9,526,784

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2015	2014	2013
Operating Revenues:
Rental	$1,354,986	$1,256,086	$1,155,051
Tenant reimbursements	359,875	350,234	323,286
Interconnection and other	40,759	—	—
Fee income	6,638	7,268	3,520
Other	1,078	2,850	402
Total operating revenues	1,763,336	1,616,438	1,482,259
Operating Expenses:
Rental property operating and maintenance	549,885	503,140	456,596
Property taxes	92,588	91,538	90,321
Insurance	8,809	8,643	8,743
Change in fair value of contingent consideration	(44,276)	(8,093)	(1,762)
Depreciation and amortization	570,527	538,513	475,464
General and administrative	105,549	93,188	65,653
Transaction expenses	17,400	1,303	4,605
Impairment of investments in real estate	—	126,470	—
Other	60,943	3,070	827
Total operating expenses	1,361,425	1,357,772	1,100,447
Operating income	401,911	258,666	381,812
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	15,491	13,289	9,796
Gain on insurance settlement	—	—	5,597
Gain on sale of property	94,604	15,945	—
Gain on contribution of properties to unconsolidated joint ventures	—	95,404	115,609
Gain on sale of equity investment	—	14,551	—
Interest and other income	(2,381)	2,663	139
Interest expense	(202,800)	(191,085)	(189,399)
Tax expense	(6,451)	(5,238)	(1,292)
Loss from early extinguishment of debt	(148)	(780)	(1,813)
Net income	300,226	203,415	320,449
Net loss attributable to noncontrolling interests in consolidated joint ventures	(460)	(465)	(595)
Net income attributable to Digital Realty Trust, L.P.	299,766	202,950	319,854
Preferred units distributions	(79,423)	(67,465)	(42,905)
Net income available to common unitholders	$220,343	$135,485	$276,949
Net income per unit available to common unitholders:
Basic	$1.56	$1.00	$2.12
Diluted	$1.55	$0.99	$2.12
Weighted average common units outstanding:
Basic	140,905,897	136,122,661	130,462,534
Diluted	141,523,712	136,390,849	130,649,041
See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$300,226	$203,415	$320,449
Other comprehensive income (loss):
Foreign currency translation adjustments	(51,745)	(52,373)	14,636
Increase (decrease) in fair value of interest rate swaps	(3,407)	(7,936)	2,473
Reclassification to interest expense from interest rate swaps	2,621	3,419	6,258
Comprehensive income	$247,695	$146,525	$343,816

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2012	23,736,505	$572,711	125,140,783	$2,907,785	2,851,400	$26,854	$(14,910)	$5,944	$3,498,384
Conversion of limited partner common units to general partner common units	—	—	57,138	631	(57,138)	(631)	—	—	—
Issuance of restricted common units, net of forfeitures	—	—	112,245	—	—	—	—	—	—
Net proceeds from issuance of common units	—	—	—	(504)	—	—	—	—	(504)
Issuance of common units in connection with the exercise of stock options	—	—	5,569	230	—	—	—	—	230
Issuance of common units, net of forfeitures	—	—	—	—	172,759	—	—	—	—
Net proceeds from issuance of preferred units	10,000,000	241,468	—	—	—	—	—	—	241,468
Conversion of preferred units	(4,936,505)	(119,348)	3,139,615	119,348	—	—	—	—	—
Amortization of unearned compensation on share based awards	—	—	—	15,621	—	—	—	—	15,621
Reclassification of vested share based awards	—	—	—	(8,999)	—	8,999	—	—	—
Distributions	—	(42,905)	—	(400,701)	—	(9,327)	—	—	(452,933)
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	430	430
Net income	—	42,905	—	271,583	—	5,366	—	595	320,449
Other comprehensive loss—foreign currency translation adjustments	—	—	—	—	—	—	14,636	—	14,636
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	2,473	—	2,473
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	6,258	—	6,258
Balance as of December 31, 2013	28,800,000	$694,831	128,455,350	$2,904,994	2,967,021	$31,261	$8,457	$6,969	$3,646,512

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL (continued)
(in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2013	28,800,000	$694,831	128,455,350	$2,904,994	2,967,021	$31,261	$8,457	$6,969	$3,646,512
Conversion of limited partner common units to general partner common units	—	—	134,073	1,655	(134,073)	(1,655)	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	124,163	—	—	—	—	—	—
Common unit offering costs	—	—	—	(625)	—	—	—	—	(625)
Issuance of common units in connection with the exercise of stock options	—	—	42,757	711	—	—	—	—	711
Issuance of common units, net of forfeitures	—	—	—	—	180,713	—	—	—	—
Issuance of common stock in exchange for cash and debentures	—	—	6,869,912	266,400	—	—	—	—	266,400
Net proceeds from issuance of preferred units	14,600,000	353,290	—	—	—	—	—	—	353,290
Amortization of unearned compensation on share-based awards	—	—	—	23,737	—	—	—	—	23,737
Reclassification of vested share-based awards	—	—	—	(10,306)	—	10,306	—	—	—
Distributions	—	(67,465)	—	(444,103)	—	(10,101)	—	—	(521,669)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	(643)	(643)
Net income	—	67,465	—	132,718	—	2,767	—	465	203,415
Other comprehensive loss - foreign currency translation adjustments	—	—	—	—	—	—	(52,373)	—	(52,373)
Other comprehensive loss - fair value of interest rate swaps	—	—	—	—	—	—	(7,936)	—	(7,936)
Other comprehensive income - reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	3,419	—	3,419
Balance as of December 31, 2014	43,400,000	$1,048,121	135,626,255	$2,875,181	3,013,661	$32,578	$(48,433)	$6,791	$3,914,238

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL (continued)
(in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2014	43,400,000	$1,048,121	135,626,255	$2,875,181	3,013,661	$32,578	$(48,433)	$6,791	$3,914,238
Conversion of limited partner common units to general partner common units	—	—	156,008	1,843	(156,008)	(1,843)	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	72,673	—	—	—	—	—	—
Common unit offering costs	—	—	—	799	—	—	—	—	799
Issuance of common units in connection with the exercise of stock options	—	—	29,311	896	—	—	—	—	896
Issuance of common units, net of forfeitures	—	—	—	—	(24,327)	—	—	—	—
Issuance of common units	—	—	10,500,000	675,577	—	—	—	—	675,577
Net proceeds from issuance of preferred units	10,000,000	242,014	—	—	—	—	—	—	242,014
Amortization of unearned compensation on share-based awards	—	—	—	14,375	—	—	—	—	14,375
Reclassification of vested share-based awards	—	—	—	(8,602)	—	8,602	—	—	—
Distributions	—	(79,423)	—	(470,748)	—	(9,793)	—	—	(559,964)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	(493)	(493)
Net income	—	79,423	—	215,901	—	4,442	—	460	300,226
Other comprehensive loss - foreign currency translation adjustments	—	—	—	—	—	—	(51,745)	—	(51,745)
Other comprehensive loss - fair value of interest rate swaps	—	—	—	—	—	—	(3,407)	—	(3,407)
Other comprehensive income - reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	2,621	—	2,621
Balance as of December 31, 2015	53,400,000	$1,290,135	146,384,247	$3,305,222	2,833,326	$33,986	$(100,964)	$6,758	$4,535,137

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$300,226	$203,415	$320,449
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property	(94,604)	(15,945)	—
Gain on insurance settlement	—	—	(5,597)
Gain on contribution of investment properties to unconsolidated joint venture	—	(95,404)	(115,609)
Gain on sale of investment	—	(14,551)	—
Impairment of investments in real estate	—	126,470	—
Equity in earnings of unconsolidated joint ventures	(15,491)	(13,289)	(9,796)
Change in fair value of accrued contingent consideration	(44,276)	(8,093)	(1,762)
Distributions from unconsolidated joint ventures	14,947	9,684	30,358
Write-off of net assets due to early lease terminations	75,263	2,692	60
Gain on settlement of pre-existing relationships with Telx	(14,355)	—	—
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	464,694	456,204	397,592
Amortization of share-based unearned compensation	6,360	18,019	11,527
Allowance for doubtful accounts	(458)	726	1,967
Amortization of deferred financing costs	8,481	8,969	10,658
Write-off of deferred financing costs, included in loss on early extinguishment of debt	148	780	1,813
Amortization of debt discount/premium	2,032	1,837	875
Amortization of acquired in place lease value and deferred leasing costs	105,833	82,310	77,872
Amortization of acquired above market leases and acquired below market leases	(9,336)	(9,983)	(11,719)
Changes in assets and liabilities, net of impact of acquisition of Telx Holdings, Inc.
Restricted cash	2,392	13,523	4,850
Accounts and other receivables	(10,127)	(11,426)	(527)
Deferred rent	(48,404)	(77,483)	(83,541)
Deferred leasing costs	(11,688)	(32,068)	(16,409)
Other assets	(2,928)	(11,675)	(3,530)
Accounts payable and other accrued liabilities	37,478	24,775	34,127
Security deposits and prepaid rents	33,045	(3,599)	12,732
Net cash provided by operating activities	799,232	655,888	656,390
Cash flows from investing activities:
Telx Acquisition, net of cash acquired	(1,850,061)	—	—
Acquisitions of real estate	(99,247)	(24,305)	(170,322)
Proceeds from sale of assets, net of sales costs	185,565	37,945	11,015
Proceeds from contribution of investment properties to unconsolidated joint venture	—	178,933	328,569
Proceeds from sale of investment	—	31,635	—
Investment in unconsolidated joint ventures	(10,797)	(20,627)	(24,452)
Investment in equity securities	—	—	(17,100)
Receipt of value added tax refund	17,570	18,992	11,277
Refundable value added tax paid	(30,322)	(29,585)	(15,785)
Change in restricted cash	1,479	14,899	(1,507)
Improvements to and advances for investments in real estate	(737,180)	(852,386)	(1,189,510)
Improvement advances to tenants	(40,553)	(20,059)	(7,270)
Collection of advances from tenants for improvements	37,524	20,378	5,851
Proceeds from insurance settlement	—	—	8,625
Net cash used in investing activities	(2,526,022)	(644,180)	(1,060,609)

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from financing activities:
Borrowings on revolving credit facility	$2,436,032	$1,124,608	$1,806,832
Repayments on revolving credit facility	(1,958,025)	(1,297,785)	(1,781,435)
Borrowings on unsecured term loan	—	—	264,690
Principal payments on unsecured notes	(374,927)	—	(33,000)
Borrowings on unsecured senior notes	1,445,127	495,872	630,026
Repayments on other secured loans	(67,000)	—	—
Principal payments on mortgage loans	(75,492)	(177,882)	(236,619)
Earnout payments related to acquisitions	(12,985)	(11,011)	(25,783)
Change in restricted cash	(1,502)	510	(2,274)
Payment of loan fees and costs	(13,488)	(4,860)	(18,371)
Capital contributions received from noncontrolling interests in consolidated joint ventures	(493)	(643)	430
General partner contributions	919,840	353,376	241,194
Payment of distributions to preferred unitholders	(79,423)	(67,465)	(42,905)
Payment of distributions to common unitholders	(468,635)	(441,694)	(400,953)
Net cash provided by (used in) financing activities	1,749,029	(26,974)	401,832
Net increase (decrease) in cash and cash equivalents	22,239	(15,266)	(2,387)
Cash and cash equivalents at beginning of period	34,814	50,080	52,467
Cash and cash equivalents at end of period	$57,053	$34,814	$50,080

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$192,992	$200,829	$192,754
Cash paid for income taxes	3,122	3,099	2,461
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	(51,745)	(52,373)	14,636
Accrual of distributions	126,925	115,019	102,509
(Decrease) increase in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(3,407)	(7,936)	2,473
Acquisition measurement period adjustment included in accounts payable and other accrued liabilities	—	—	22,393
Preferred units converted to common units	—	—	119,348
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	109,394	153,080	216,520
Additional accrual of contingent purchase price for investments in real estate	—	—	6,356
Accrual for potential earnout contingency	19,364	12,338	—
Issuance of common units associated with exchange of exchangeable senior debentures	—	261,166	—
Assumption of capital lease obligations upon acquisition of Telx	63,962	—	—
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	$99,247	$24,305	$183,119
Acquired above market leases	—	—	203
Acquired below market leases	—	—	(5,781)
Acquired in place lease value and deferred leasing costs	—	—	20,811
Mortgage loan assumed, net of premium	—	—	(28,030)
Cash paid for acquisition of real estate	$99,247	$24,305	$170,322

See accompanying notes to the consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

1. Organization and Description of Business
Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is engaged in the business of owning, acquiring, developing and managing technology-related real estate. The Company is focused on providing data center and colocation solutions for domestic and international tenants across a variety of industry verticals ranging from financial services, cloud and information technology services, to manufacturing, energy, healthcare, and consumer products. As of December 31, 2015, our portfolio consisted of 139 operating properties, including eight Telx properties (of which two properties are owned and six properties are leased from third parties) and 14 properties held as investments in unconsolidated joint ventures, of which 110 are located throughout North America, 23 are located in Europe, three are located in Australia and three are located in Asia.
We are diversified in major metropolitan areas where corporate data center and technology tenants are concentrated, including the Atlanta, Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia, Phoenix, San Francisco, Seattle and Silicon Valley metropolitan areas in the United States, the Amsterdam, Dublin, Frankfurt (land only), London and Paris metropolitan areas in Europe and the Singapore, Sydney, Melbourne, Hong Kong and Osaka (land only) metropolitan areas in the Asia Pacific region. The portfolio consists of Internet gateway and corporate data center properties, technology manufacturing properties and technology office properties.
The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of December 31, 2015, Digital Realty Trust, Inc. owns a 98.1% common interest and a 100.0% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.
On October 9, 2015, we completed the acquisition of Telx Holdings, Inc. ("Telx") from private equity firms ABRY Partners and Berkshire Partners. See Note 3 "Investments in Real Estate" for further discussion of the acquisition.
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
December 31, 2015 and 2014

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

(b) Cash Equivalents
For the purpose of the consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of December 31, 2015 and 2014, cash equivalents consist of investments in money market instruments.
(c) Investments in Real Estate
Investments in real estate are stated at cost, less accumulated depreciation and amortization. Land is not depreciated. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Acquired ground leases	Terms of the related lease
Buildings and improvements	5-39 years
Machinery and equipment	7-15 years
Furniture and fixtures	3-5 years
Leasehold improvements	Shorter of the estimated useful lives or the terms of the related leases
Tenant improvements	Shorter of the estimated useful lives or the terms of the related leases

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred.
Assets that are classified as held for sale are recorded at the lower of their carrying value or fair value less costs to dispose. We classify an asset as held for sale once management has the authority to approve and commits to a plan to sell, the asset is available for immediate sale, an active program to locate a buyer has commenced and the sale of the asset is probable and transfer of the asset is expected to occur within one year. Upon the classification of assets as held for sale or sold, the depreciation and amortization of the assets will cease.
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
(e) Impairment of Long-Lived Assets
We review each of our properties for indicators that its carrying amount may not be recoverable. Examples of such indicators may include a significant decrease in the market price of the property, a change in the expected holding period for the property, a significant adverse change in how the property is being used or expected to be used based on the underwriting at the time of acquisition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of the property, or a history of operating or cash flow losses of the property. When such impairment indicators exist, we review an estimate of the future undiscounted net cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition and compare that estimate to the carrying value of the property. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our future undiscounted net cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether the carrying value of a property is recoverable, our strategy of holding properties over the long-term directly decreases the likelihood of their carrying values not being recoverable and therefore requiring the recording of an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that the asset fails the recoverability test, the affected assets must be reduced to their fair value.
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
In considering whether to classify a property as held for sale, the Company considers whether: (i) management has committed to a plan to sell the property; (ii) the property is available for immediate sale in its present condition; (iii) the Company has initiated a program to locate a buyer; (iv) the Company believes that the sale of the property is probable; (v) the Company is actively marketing the property for sale at a price that is reasonable in relation to its current value; and (vi) actions required for the Company to complete the plan indicate that it is unlikely that any significant changes will made to the plan.

If all the above criteria are met, the Company classifies the property as held for sale.  Upon being classified as held for sale, the Company ceases all depreciation and amortization related to the property and it is recorded at the lower of its carrying amount or fair value less cost to sell.  The assets and related liabilities of the property are classified separately on the consolidated balance sheets for the most recent reporting period.  Only those assets held for sale that constitute a strategic shift

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

or that will have a major effect on our operations are classified as discontinued operations.  To date we have had no property dispositions or assets classified as held for sale that would meet the definition of discontinued operations.
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
In addition to the intangible value for above market leases and the intangible negative value for below market leases, there is intangible value related to having tenants leasing space in the purchased property, which is referred to as in-place lease value and tenant relationship value. Such value results primarily from the buyer of a leased property avoiding the costs associated with leasing the property and also avoiding rent losses and unreimbursed operating expenses during the lease up period. Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases.  In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions.  In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses.  Characteristics considered by management in valuing tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals.  The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases.  The value of tenant relationship intangibles are amortized to expense over the anticipated life of the relationships.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

(g) Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is not amortized.  Management will perform an annual impairment test for goodwill and between annual tests, management will evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable.  In its impairment tests of goodwill, management will first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If based on this assessment, management determines that the fair value of the reporting unit is not less than its carrying value, then performing the additional two-step impairment test is unnecessary. If the carrying value of goodwill exceeds its fair value, an impairment charge is recognized.
(h) Capitalization of Costs
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
During the years ended December 31, 2015, 2014 and 2013, we capitalized interest of approximately $12.9 million, $20.4 million and $26.3 million, respectively. During the years ended December 31, 2015, 2014 and 2013, we capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $56.8 million, $50.1 million and $38.4 million, respectively. Cash flows used for capitalized leasing costs of $49.9 million, $49.0 million and $57.5 million are included in improvements to and advances for investments in real estate in cash flows from investing activities in the consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013, respectively.
(i) Deferred Leasing Costs
Leasing commissions and other direct and indirect costs associated with the acquisition of tenants are capitalized and amortized on a straight line basis over the terms of the related leases. Deferred leasing costs is included in Acquired in-place lease value, deferred leasing costs and intangibles on the consolidated balance sheet and amounted to approximately $236.0 million and $229.3 million, net of accumulated amortization, as of December 31, 2015 and 2014, respectively.
(j) Foreign Currency Translation
Assets and liabilities of our subsidiaries outside the United States with non-U.S. dollar functional currencies are translated into U.S. dollars using exchange rates as of the balance sheet dates. Income and expenses are translated using the average exchange rates for the reporting period. Foreign currency translation adjustments are recorded as a component of other comprehensive income.
(k) Deferred Financing Costs
Loan fees and costs are capitalized and amortized over the life of the related loans on a straight-line basis, which approximates the effective interest method. Such amortization is included as a component of interest expense.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

(l) Restricted Cash
Restricted cash consists of deposits for real estate taxes and insurance and other amounts as required by our loan agreements including funds for leasing costs and improvements related to unoccupied space.

(m) Offering Costs
Underwriting commissions and other offering costs are reflected as a reduction in additional paid-in capital, or in the case of preferred stock, as a reduction of the carrying value of preferred stock.
(n) Share Based Compensation
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
(o) Accounting for Derivative Instruments and Hedging Activities
We account for our derivative instruments and hedging activities in accordance with the accounting standard for derivative and hedging activities. The accounting standard requires us to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The amount of gain (loss) recognized in income related to the ineffective portion of the hedging relationships for the years ended December 31, 2015 and 2014 was approximately $(1.6) million and $0.8 million, respectively. During the year ended December 31, 2013, there was no ineffective portion to our interest rate swaps.
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
(p) Income Taxes
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
We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of December 31, 2015 and 2014, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our consolidated income statements. For the years ended December 31, 2015, 2014 and 2013, we had no such interest or penalties.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

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
(s) Asset Retirement Obligations
We record accruals for estimated retirement obligations as required by current accounting guidance. The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. As of December 31, 2015 and 2014, the amount included in accounts payable and other accrued liabilities on our consolidated balance sheets was approximately $1.3 million and $1.7 million, respectively.

(t) Fee Income
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
(u) Assets and Liabilities Measured at Fair Value
Fair value under U.S. GAAP is a market-based measurement, not an entity-specific measurement. Therefore, our fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, we use a fair-value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
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
December 31, 2015 and 2014

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
(v) Transactions Expense
Transactions expense includes acquisition-related expenses and other business development expenses, which are expensed as incurred. Acquisition-related expenses include closing costs, broker commissions and other professional fees, including legal and accounting fees related to acquisitions and significant transactions.
(w) Management’s Estimates
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
(x) Segment and Geographic Information
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
Operating revenues from properties in the United States were $1.4 billion, $1.2 billion and $1.1 billion and outside the United States were $0.4 billion, $0.4 billion and $0.3 billion for the years ended December 31, 2015, 2014 and 2013, respectively. We had investments in real estate located in the United States of $6.0 billion, $5.4 billion and $5.6 billion and outside the United States of $2.6 billion, $2.7 billion and $2.7 billion as of December 31, 2015, 2014 and 2013, respectively.
Operating revenues from properties located in the United Kingdom were $0.2 billion, $0.2 billion and $0.2 billion, or 12.3%, 13.3% and 13.3% of total operating revenues for the years ended December 31, 2015, 2014 and 2013, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these years. We had investments in real estate located in the United Kingdom of $1.6 billion, $1.7 billion and $1.8 billion, or 18.8%, 21.3% and 21.1% of total investments in real estate as of December 31, 2015, 2014 and 2013, respectively. No other foreign country comprised more than 10% of total investments in real estate as of each of December 31, 2015, 2014 and 2013.
The Company is still in the process of evaluating the impact the acquisition of Telx may have on the composition of its reportable segments and related disclosures. The Company expects to complete this analysis in early 2016.
(y) Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation. During the years ended December 31, 2014 and 2013, $0.4 million and $0.8 million, respectively, were reclassified from rental property operating and maintenance expense to other expense. Additionally, as of December 31, 2014, $6.5 million was reclassified from cash and cash equivalents to restricted cash to correct an immaterial classification error related to certain bank accounts for which certain mortgage lenders have disbursement approval rights. Net cash used in financing activities in the

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

2014 statement of cash flows decreased by approximately $0.2 million as compared to the previously reported amount. Net cash provided by financing activities in the 2013 statement of cash flows decreased by approximately $2.9 million as compared to the previously reported amount as a result of correcting a similar immaterial error in the 2013 consolidated balance sheet.
(z) Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. The guidance is effective in the first quarter of 2016, and early adoption is permitted. We do not expect the adoption of ASU 2015-02 to have a significant impact on our consolidated financial statements.
On April 1, 2015, the FASB voted to defer the effective date of ASU No. 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and notes that lease contracts with customers are a scope exception. Public business entities are required to adopt this standard for annual reporting periods beginning after December 15, 2017, early adoption is permitted. We are currently assessing the impact of the guidance on our consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is expected to impact the Company’s consolidated financial statements as the Company has certain operating and land lease arrangements for which it is the lessee. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on the Company’s financial position or results of operations.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

3. Investments in Real Estate
A summary of our investments in properties as of December 31, 2015 and 2014 is as follows:

	As of December 31, 2015
	(in thousands)
Property Type	Land	Acquired Ground Lease	Building and Improvements (1)	Tenant Improvements	Accumulated Depreciation and Amortization	Net Investment in Properties
Internet Gateway Data Centers	$109,389	$—	$1,441,749	$95,185	$(608,153)	$1,038,170
Corporate Data Centers	551,372	11,317	8,055,059	433,682	(1,586,509)	7,464,921
Technology Manufacturing	20,199	1,322	56,254	6,333	(22,677)	61,431
Technology Office	5,368	—	43,154	1,459	(18,564)	31,417
Other	3,245	—	80,211	75	(15,365)	68,166
	$689,573	$12,639	$9,676,427	$536,734	$(2,251,268)	$8,664,105

	As of December 31, 2014
	(in thousands)
Property Type	Land	Acquired Ground Lease	Building and Improvements(1)	Tenant Improvements	Accumulated Depreciation and Amortization	Net Investment in Properties
Internet Gateway Data Centers	$112,265	$—	$1,459,930	$99,864	$(541,023)	$1,131,036
Corporate Data Centers	525,192	12,196	7,117,789	368,837	(1,286,024)	6,737,990
Technology Manufacturing	25,471	—	67,238	4,764	(20,506)	76,967
Technology Office	5,368	—	42,356	1,459	(14,759)	34,424
Other	3,306	—	136,501	76	(11,742)	128,141
	$671,602	$12,196	$8,823,814	$475,000	$(1,874,054)	$8,108,558

(1)	Balance includes, as of December 31, 2015 and 2014, $0.7 billion and $0.8 billion of direct and accrued costs associated with development in progress, respectively.

Telx Acquisition

On October 9, 2015, we acquired Telx pursuant to the terms an Agreement and Plan of Merger (the "Merger Agreement"). The purchase price, which was determined through negotiations between us and the sellers, was approximately $1.886 billion (subject to certain adjustments contemplated by the Merger Agreement). Telx is a leading national provider of data center colocation, interconnection and cloud enablement solutions within 13 strategic North American metropolitan areas. Telx operates a total of 20 data center facilities, including six in the New York/New Jersey metropolitan area, two in Chicago, two in Dallas, four in California (one in each of Los Angeles and San Francisco and two in Santa Clara), two in the Pacific Northwest (one in each of Seattle and Portland) and one in each of Atlanta, Miami, Phoenix and Charlotte. Telx leases more than half of its facilities from the Company and was our customer for over eight years prior to the Telx Acquisition. In our consolidated financial statements, the historical results of the Company are included for the entire period presented and the results of Telx are included for the period subsequent to the Telx Acquisition.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

As of December 31, 2015 the Company had not completed its final allocation of the fair value of the net assets of Telx as the Company is waiting for additional information to finalize the valuation of certain of the real estate and intangible assets acquired as well as certain tax related matters including the amount of Telx net operating losses and other deferred tax items that will carry over to the Company. The final purchase price allocation is expected to be completed in early 2016. As such, the estimates used as of December 31, 2015 are subject to change. The following table summarizes the preliminary amounts for acquired assets and liabilities recorded at their fair values as of the acquisition date (in thousands):

Investments in real estate	$604,870
Goodwill	316,309
Intangibles:
Tenant relationship value	734,800
Acquired in-place lease value	252,269
Trade name	7,300
Above/below market lease value, net	(13,100)
Capital lease and other long-term obligations	(63,962)
Other working capital accounts and adjustments, net	47,514
Total purchase price	$1,886,000

The Company determined the preliminary fair value of the real estate acquired using a combination of market comparable transactions, replacement cost estimates and discounted cash flow models. These methods were significantly impacted by estimates related to comparable land values, market rents, and discount rates.
The acquisition date fair value of the intangible assets related to tenant relationship value, acquired in-place lease value and trade name were estimated using a discounted cash flow method. These measurements were significantly impacted by estimates related to forecast revenue growth rates, customer attrition rates, market rents, and expected expense synergies.
The above/below market lease value was estimated based on comparison of the contractual rents and current market rents for similar space.
Capital lease liabilities were valued based on the discounted cash flows of the subject leases using a market discount rate for debt with similar terms and maturities.
The acquisition date fair values of the working capital related assets and liabilities were recorded based on their carrying values as of the acquisition date given the short-term nature of these items.
Goodwill is the excess consideration remaining after allocating the fair value of the other acquired assets and liabilities and represents the expected future economic benefits and synergies to be achieved by combining the Company and Telx’s product and service offerings.
Prior to the acquisition, Telx leased space in several of the Company’s datacenter properties, thus in connection with the acquisition, the Company recognized a gain and additional goodwill of approximately $14.4 million related to the settlement of these pre-existing lease contracts. This gain was offset by the write-off of $75.3 million in deferred rent receivables related to the settled Telx lease contracts. The net loss on settlement related to these items is included in other operating expenses in the accompanying 2015 consolidated income statement.
The Company recorded transaction expenses of approximately $17.4 million in the accompanying 2015 consolidated income statement in connection with the Telx acquisition

Pro forma Information (unaudited)
The following unaudited pro forma financial information presents our results as though the Telx Acquisition, as well as the transactions that were used to fund the Telx Acquisition, had been consummated as of January 1, 2014. The pro forma

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

information does not necessarily reflect the actual results of operations had the transactions been consummated at the beginning of the period indicated nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any cost synergies or other operating efficiencies that could result from the Telx Acquisition and also does not include any transaction and integration expenses. The pro forma results for 2015 include approximately three months of actual results for Telx and nine months of pro forma adjustments. Actual results in 2015 included rental revenues and operating expenses of the acquired properties of $81.1 million and $71.3 million, respectively.

(amounts in thousands, except for per share amounts)	2015	2014
Total revenues	$1,978,405	$1,873,526
Net income (loss) available to common stockholders	$92,812	$(19,749)
Net income (loss) per share available to common stockholders - basic and diluted	$0.63	$(0.14)

Acquisitions

We acquired the following real estate properties during the years ended December 31, 2015 and 2014:

2015 Acquisitions

Location	Metropolitan Area	Date Acquired	Amount (in millions) (1)
Deer Park 3 (2)	Melbourne	April 15, 2015	$1.6
3 Loyang Way (3)(4)	Singapore	June 25, 2015	45.0
Digital Loudoun 3 (2)	Northern Virginia	November 16, 2015	43.0
Digital Frankfurt (2)	Frankfurt	December 18, 2015	5.6
			$95.2

2014 Acquisitions

Location	Metropolitan Area	Date Acquired	Amount (in millions) (1)
Crawley 2 (2)	London	September 16, 2014	$23.0

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

(4)	Property is subject to a ground lease, which expires in February 2024, with a renewal provision for an additional 28 years upon satisfaction of certain requirements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

Dispositions

We sold the following real estate properties during the years ended December 31, 2015 and 2014:

2015 Dispositions

Location	Metropolitan Area	Date Sold	Gross Proceeds (in millions)		Gain (Loss) on Sale (in millions)
100 Quannapowitt Parkway	Boston	February 5, 2015	$31.1		$10.1
3300 East Birch Street	Los Angeles	March 31, 2015	14.2		7.5
833 Chestnut Street	Philadelphia	April 30, 2015	160.8	(1)	77.1
650 Randolph Road	New York Metro	December 30, 2015	9.2		(0.1)
			$215.3		$94.6

2014 Dispositions

Location	Metropolitan Area	Date Sold	Gross Proceeds (in millions)	Gain on Sale (in millions)
6 Braham Street	London	April 7, 2014	$41.5	$15.9

(1)	Gross proceeds includes a $9.0 million note receivable, which was collected prior to year-end.

On January 21, 2016, the Operating Partnership closed on the sale of 47700 Kato Road and 1055 Page Avenue, two adjacent non-data center properties totaling 199,000 square feet in Fremont, California for $37.5 million. The sale generated net proceeds of $35.8 million, and we will recognize a gain on the sale of approximately $1.2 million in the first quarter of 2016. The properties were identified as held for sale as of December 31, 2015. 47700 Kato Road and 1055 Page Avenue were not a significant component of our U.S. portfolio nor does the sale represent a significant shift in our strategy.
We have identified certain non-core investment properties we intend to sell as part of our capital recycling strategy. Our capital recycling program is designed to identify non-strategic and underperforming assets that can be sold to generate proceeds that will support the funding of our core investment activity. We expect our capital recycling initiative will likewise have a meaningfully positive impact on overall return on invested capital. In addition, our capital recycling program does not represent a strategic shift, as we are not entirely exiting regions or property types. During this process, we are evaluating the carrying value of certain investment properties identified for potential sale to ensure the carrying value is recoverable in light of a potentially shorter holding period. As a result of our evaluation, during the year ended December 31, 2014, we recognized $126.5 million of impairment losses on five properties located in the Midwest, Northeast and West regions. The fair value of the five properties were primarily based on discounted cash flow analysis, and in certain cases, we supplemented the analysis by obtaining broker opinions of value. As of December 31, 2014, three of these five properties met the criteria to be classified as held for sale.
As of December 31, 2015, the Company has taken the necessary actions to conclude that an additional five properties (in addition to the three properties referenced above) to be disposed of as part of our capital recycling strategy met the criteria to be classified as held for sale. As of December 31, 2015, these eight properties had an aggregate carrying value of $180.1 million within total assets and $5.8 million within total liabilities and are shown as assets held for sale and obligations associated with assets held for sale on the consolidated balance sheet. The eight properties are not representative of a significant component of our portfolio, nor do the potential sales represent a significant shift in our strategy.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

4. Investment in Unconsolidated Joint Ventures
As of December 31, 2015, our investment in unconsolidated joint ventures consists of effective 50% interests in three joint ventures that own data center properties at 2001 Sixth Avenue in Seattle, Washington, 2020 Fifth Avenue in Seattle, Washington and 33 Chun Choi Street in Hong Kong, and 20% interests in two joint ventures, one of which owns 10 data center properties with an investment fund managed by Prudential Real Estate Investors (PREI®) and the other which owns one data center property with an affiliate of Griffin Capital Essential Asset REIT, Inc. (GCEAR). The following tables present summarized financial information for our material joint ventures for the years ended December 31, 2015, 2014, and 2013 (in thousands):

2015	% Ownership	Net Investment in Properties	Total Assets	Mortgage Loans	Total Liabilities	Equity / (Deficit)	Revenues	Property Operating Expense	Net Operating Income	Net Income (Loss)
Unconsolidated Joint Ventures
2001 Sixth Avenue	50.00%	$33,757	$44,732	$102,998	$107,807	$(63,075)	$43,734	$(15,205)	$28,529	$14,171
2020 Fifth Avenue	50.00%	46,633	55,257	47,000	47,857	7,400	8,474	(1,177)	7,297	4,840
33 Chun Choi Street (Hong Kong)	50.00%	138,742	179,525	—	4,173	175,352	17,700	(5,358)	12,342	4,480
PREI ®	20.00%	419,498	481,175	208,000	293,276	187,898	40,011	(6,157)	33,854	15,121
GCEAR	20.00%	119,952	175,301	102,025	105,197	70,104	19,730	(8,249)	11,481	(1,262)
Total Unconsolidated Joint Ventures		$758,582	$935,990	$460,023	$558,310	$377,679	$129,649	$(36,146)	$93,503	$37,350
Our investment in and share of equity in earnings of unconsolidated joint ventures						$106,107				$15,491
2014	% Ownership	Net Investment in Properties	Total Assets	Mortgage Loans	Total Liabilities	Equity / (Deficit)	Revenues	Property Operating Expense	Net Operating Income	Net Income (Loss)
Unconsolidated Joint Ventures
2001 Sixth Avenue	50.00%	$37,620	$42,537	$104,523	$110,749	$(68,212)	$39,807	$(14,707)	$25,100	$11,982
2020 Fifth Avenue	50.00%	47,239	55,123	47,000	47,795	7,328	8,308	(1,086)	7,222	4,844
33 Chun Choi Street (Hong Kong)	50.00%	143,014	165,912	—	10,210	155,702	8,671	(2,625)	6,046	2,976
PREI ®	20.00%	429,358	492,494	208,000	296,480	196,014	39,467	(6,144)	33,323	12,378
GCEAR	20.00%	122,521	186,041	102,025	104,661	81,380	6,050	(2,311)	3,739	(1,603)
Total Unconsolidated Joint Ventures		$779,752	$942,107	$461,548	$569,895	$372,212	$102,303	$(26,873)	$75,430	$30,577
Our investment in and share of equity in earnings of unconsolidated joint ventures						$94,729				$13,289
2013	% Ownership	Net Investment in Properties	Total Assets	Mortgage Loans	Total Liabilities	Equity / (Deficit)	Revenues	Property Operating Expense	Net Operating Income	Net Income (Loss)
Unconsolidated Joint Ventures
2001 Sixth Avenue	50.00%	$33,980	$39,674	$105,953	$111,943	$(72,269)	$37,625	$(11,981)	$25,644	$12,346
700/750 Central Expressway	50.00%	—	—	—	—	—	55	(1)	54	58
2020 Fifth Avenue	50.00%	47,901	53,389	47,000	47,525	5,864	7,513	(522)	6,991	5,756
33 Chun Choi Street (Hong Kong)	50.00%	102,428	122,890	—	8,382	114,508	—	(44)	(44)	(150)
PREI ®	20.00%	400,528	460,062	185,000	276,212	183,850	9,577	(4,479)	5,098	2,641
Total Unconsolidated Joint Ventures		$584,837	$676,015	$337,953	$444,062	$231,953	$54,770	$(17,027)	$37,743	$20,651
Our investment in and share of equity in earnings of unconsolidated joint ventures						$70,504				$9,796

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

We amortize the difference between the cost of our investment in the joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was approximately $0.3 million, $0.5 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

PREI ® Joint Venture
On September 27, 2013, we formed a joint venture with an investment fund managed by Prudential Real Estate Investors (PREI®). We contributed nine Powered Base Building® data centers valued at approximately $366.4 million plus 20% of $2.8 million of closing costs. The PREI®-managed fund contributed cash equal to their 80% interest in the joint venture assets at fair value and we retained a 20% interest. The joint venture is structured to provide a current annual preferred return from cash flow first to the PREI®-managed interest, then to our interest, after which a portion of any excess cash flows is shared by the partners based on their respective interests and the remaining portion is paid to us as a promote interest. We perform the day-to-day accounting and property management functions for the joint venture and, as such, earn a management fee. Although we are the managing member of the joint venture and manage the day-to-day activities, all significant decisions, including approval of annual budgets, require approval of the PREI-managed member. Thus, we concluded we do not own a controlling interest and account for our interest in the joint venture as an equity method investment.
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
On March 5, 2014, we contributed the 636 Pierce Street property, which we acquired in December 2013, the joint venture. The property was valued at approximately $40.4 million and subject to $26.1 million in debt, which the joint venture assumed. The PREI® fund contributed approximately $11.4 million in cash for their 80% share of the net asset value of $14.3 million. Subsequent to the closing, the joint venture refinanced the existing debt with $23.0 million drawn from the joint venture’s bank facility. Including the refinance costs, the PREI® fund contributed $17.5 million for the 636 Pierce Street property, bringing their contributed capital in the joint venture to $164.8 million. The transaction generated net proceeds of approximately $11.4 million and resulted in a $1.9 million gain.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

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
December 31, 2015 and 2014

5. Acquired Intangible Assets and Liabilities
The following summarizes our acquired intangible assets (real estate intangibles, comprised of acquired in place lease value, tenant relationship value and trade name along with acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of December 31, 2015 and 2014.

	Balance as of
(Amounts in thousands)	December 31, 2015	December 31, 2014
Real Estate Intangibles:
Acquired in place lease value:
Gross amount	$901,381	$680,419
Accumulated amortization	(472,933)	(452,739)
Net	$428,448	$227,680
Tenant relationship value:
Gross amount	$734,800	$—
Accumulated amortization	(14,495)	—
Net	$720,305	$—
Trade name:
Gross amount	$7,300	$—
Accumulated amortization	(417)	—
Net	$6,883	$—
Acquired above market leases:
Gross amount	$122,311	$126,677
Accumulated amortization	(89,613)	(88,072)
Net	$32,698	$38,605
Acquired below market leases:
Gross amount	$294,791	$282,670
Accumulated amortization	(193,677)	(178,435)
Net	$101,114	$104,235
Amortization of acquired below-market lease value, net of acquired above-market lease value, resulted in an increase to rental revenues of $9.3 million, $10.0 million and $11.7 million for the years ended December 31, 2015 , 2014 and 2013, respectively. The expected average remaining lives for acquired below market leases and acquired above market leases is 5.9 years and 3.7 years, respectively, as of December 31, 2015. Estimated annual amortization of acquired below-market lease value, net of acquired above-market lease value, for each of the five succeeding years and thereafter, commencing January 1, 2016 is as follows:

(Amounts in thousands)
2016	$8,403
2017	6,867
2018	5,222
2019	5,285
2020	7,351
Thereafter	35,288
Total	$68,416

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

Amortization of acquired in place lease value (a component of depreciation and amortization expense) was $46.2 million, $62.2 million and $62.7 million for the years ended December 31, 2015, 2013 and 2012, respectively. The expected average amortization period for acquired in place lease value is 6.3 years as of December 31, 2015. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 4.9 years as of December 31, 2015. Estimated annual amortization of acquired in place lease value for each of the five succeeding years and thereafter, commencing January 1, 2016 is as follows:

(Amounts in thousands)
2016	$53,391
2017	48,879
2018	46,636
2019	44,150
2020	40,108
Thereafter	195,284
Total	$428,448

Amortization of tenant relationship value and trade names (a component of depreciation and amortization expense) was approximately $14.5 million and $0.4 million, respectively for the year ended December 31, 2015 and $0 in all preceding years.  The weighted average remaining contractual life for customer contracts and trade names is 11.4 years and 3.8 years, respectively. Estimated annual amortization of customer contracts and trade names for each of the five succeeding years and thereafter, commencing January 1, 2016 is as follows:

(Amounts in thousands)
2016	$65,261
2017	65,261
2018	65,261
2019	64,844
2020	63,436
Thereafter	403,125
Total	$727,188

6. Debt of the Company
In this Note 6, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.
The Company itself does not have any indebtedness. All debt is held directly or indirectly by the Operating Partnership.
Guarantee of Debt
The Company guarantees the Operating Partnership’s obligations with respect to its 5.875% notes due 2020 (2020 Notes), 5.250% notes due 2021 (2021 Notes), 3.950% notes due 2022 (3.950% 2022 Notes), 3.625% notes due 2022 (2022 Notes) and its unsecured senior notes sold to Prudential Investment Management, Inc. and certain of its affiliates pursuant to the Amended and Restated Note Purchase and Private Shelf Agreement, as amended, which we refer to as the Prudential Shelf Facility. The Company and the Operating Partnership guarantee the obligations of Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 4.750% notes due 2023 (2023 Notes) and 4.250% notes due 2025 (2025 Notes). Prior to the completion of the Operating Partnership Merger (as defined in Note 7 "Debt of the Operating Partnership"), the Company and the Operating Partnership guaranteed the obligations of Digital Delta Holdings, LLC, a wholly owned subsidiary

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

7. Debt of the Operating Partnership
A summary of outstanding indebtedness of the Operating Partnership as of December 31, 2015 and 2014 is as follows (in thousands):

Indebtedness	Interest Rate at December 31, 2015		Maturity Date	Principal Outstanding December 31, 2015		Principal Outstanding December 31, 2014
Global revolving credit facility	Various	(1)	Nov 3, 2017	$967,884	(2)	$525,951	(2)
Unsecured term loan	Various	(3)(9)	Apr 16, 2017	924,568	(4)	976,600	(4)
Unsecured senior notes:
Prudential Shelf Facility:
Series C	9.680%		Jan 6, 2016	25,000	(5)	25,000
Series D	4.570%		Jan 20, 2015	—		50,000
Series E	5.730%		Jan 20, 2017	50,000		50,000
Series F	4.500%		Feb 3, 2015	—		17,000
Total Prudential Shelf Facility				75,000		142,000
Senior Notes:
4.50% notes due 2015	4.500%		Jul 15, 2015	—		375,000
5.875% notes due 2020	5.875%		Feb 1, 2020	500,000		500,000
3.40% notes due 2020	3.400%		Oct 1, 2020	500,000		—
5.25% notes due 2021	5.250%		Mar 15, 2021	400,000		400,000
3.95% notes due 2022	3.950%		Jul 1, 2022	500,000		—
3.625% notes due 2022	3.625%		Oct 1, 2022	300,000		300,000
4.75% notes due 2023	4.750%		Oct 13, 2023	442,080	(10)	467,310	(10)
4.25% notes due 2025	4.250%		Jan 17, 2025	589,440	(10)	623,080	(10)
4.75% notes due 2025	4.750%		Oct 1, 2025	450,000		—
Unamortized discounts				(17,914)		(15,632)
Total senior notes, net of discount				3,663,606		2,649,758
Total unsecured senior notes, net of discount				3,738,606		2,791,758

Mortgage loans:
200 Paul Avenue 1-4 (7)	5.74%		Oct 8, 2015	—		68,665
2045 & 2055 Lafayette Street (7)	5.93%		Feb 6, 2017	61,437		62,563
34551 Ardenwood Boulevard 1-4 (7)	5.95%		Nov 11, 2016	50,477		51,339
1100 Space Park Drive (7)	5.89%		Dec 11, 2016	50,423		51,295
600 West Seventh Street	5.80%		Mar 15, 2016	46,000	(6)	47,825
150 South First Street (7)	6.30%		Feb 6, 2017	48,484		49,316
2334 Lundy Place (7)	5.96%		Nov 11, 2016	36,714		37,340
8025 North Interstate 35	4.09%		Mar 6, 2016	5,789	(8)	6,057
731 East Trade Street	8.22%		Jul 1, 2020	3,420		3,836
Unamortized net premiums				439		582
Total mortgage loans, including premiums				303,183		378,818
Total indebtedness				$5,934,241		$4,673,127

(1)
The interest rate for borrowings under the global revolving credit facility equals the applicable index plus a margin of 110 basis points, which is based on the credit rating of our long-term debt. An annual facility fee of 20 basis points,

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

which is based on the credit rating of our long-term debt, is due and payable quarterly on the total commitment amount of the facility. Two six-month extensions are available, which we may exercise if certain conditions are met.

(2)	Balances as of December 31, 2015 and December 31, 2014 are as follows (balances, in thousands):

Denomination of Draw	Balance as of December 31, 2015		Weighted-average interest rate	Balance as of December 31, 2014		Weighted-average interest rate
Floating Rate Borrowing (a)
U.S. dollar ($)	$274,000		1.46%	$90,000		1.27%
British pound sterling (£)	95,784	(c)	1.61%	132,716		1.61%
Euro (€)	280,565	(c)	0.90%	58,071	(d)	1.13%
Australian dollar (AUD)	96,831	(c)	3.16%	72,676	(d)	3.74%
Hong Kong dollar (HKD)	86,082	(c)	1.33%	79,336	(d)	1.34%
Japanese yen (JPY)	14,304	(c)	1.15%	13,201	(d)	1.17%
Singapore dollar (SGD)	49,132	(c)	1.92%	6,565		—
Canadian dollar (CAD)	71,186	(c)	1.95%	62,386	(d)	2.39%
Total	$967,884		1.53%	$514,951		1.84%
Base Rate Borrowing (b)
U.S. dollar ($)	$—		—%	$11,000		3.35%
Total borrowings	$967,884		1.53%	$525,951		1.87%

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

(c)	Based on exchange rates of $1.47 to £1.00, $1.09 to €1.00, $0.73 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY, $0.70 to 1.00 SGD and $0.72 to 1.00 CAD, respectively, as of December 31, 2015.

(d)	Based on exchange rates $1.56 to £1.00, of $1.21 to €1.00, $0.82 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY, $0.75 to 1.00 SGD and $0.86 to 1.00 CAD, respectively, as of December 31, 2014.

(3)
Interest rates are based on our current senior unsecured debt ratings and are 120 basis points over the applicable index for floating rate advances. Two six-month extensions are available, which we may exercise if certain conditions are met.

(4)	Balances as of December 31, 2015 and December 31, 2014 are as follows (balances, in thousands):

Denomination of Draw	Balance as of December 31, 2015		Weighted-average interest rate		Balance as of December 31, 2014		Weighted-average interest rate
U.S. dollar ($)	$410,905		1.51%	(b)	$410,905		1.36%	(d)
Singapore dollar (SGD)	161,070	(a)	2.16%	(b)	172,426	(c)	1.45%	(d)
British pound sterling (£)	178,195	(a)	1.78%		188,365	(c)	1.76%
Euro (€)	99,061	(a)	1.00%		120,375	(c)	1.22%
Australian dollar (AUD)	75,337	(a)	3.27%		84,529	(c)	3.98%
Total	$924,568		1.76%	(b)	$976,600		1.66%	(d)

(a)	Based on exchange rates of $0.70 to 1.00 SGD, $1.47 to £1.00, $1.09 to €1.00 and $0.73 to 1.00 AUD, respectively, as of December 31, 2015.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

(b)
As of December 31, 2015, the weighted-average interest rate reflecting interest rate swaps was 1.90% (U.S. dollar), 2.19% (Singapore dollar) and 1.94% (Total). See Note 14 for further discussion on interest rate swaps.

(c)	Based on exchange rates of $0.75 to 1.00 SGD, $1.56 to £1.00, $1.21 to €1.00 and $0.82 to 1.00 AUD, respectively, as of December 31, 2014.

(d)
As of December 31, 2014, the weighted-average interest rate reflecting interest rate swaps was 1.92% (U.S. dollar), 2.01% (Singapore dollar) and 2.00% (Total). See Note 14 for further discussion on interest rate swaps.

(5)	This note was paid in full at maturity in January 2016.

(6)	This mortgage loan was paid in full in February 2016.

(7)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.

(8)	This mortgage loan was paid in full in January 2016

(9)
We have entered into interest rate swap agreements as a cash flow hedge for interest generated by the U.S. dollar and Singapore dollar tranches of the unsecured term loan. See note 14 for further information.

(10)	Based on exchange rate of $1.47 to £1.00 as of December 31, 2015 and $1.56 to £1.00 as of December 31, 2014.

Global Revolving Credit Facility
On August 15, 2013, the Operating Partnership refinanced its then-existing global revolving credit facility, increasing its total borrowing capacity to $2.0 billion from $1.8 billion. The global revolving credit facility had an accordion feature that would enabled us to increase the borrowing capacity of the credit facility to $2.55 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matured on November 3, 2017, with two six-month extension options available. The interest rate for borrowings under the expanded facility equaled the applicable index plus a margin which was based on the credit ratings of our long-term debt and was 110 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, was 20 basis points and was payable quarterly. Funds were available in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling, Swiss franc, Japanese yen and Mexican peso denominations. As of December 31, 2015, interest rates were based on 1-month LIBOR, 1-month GBP LIBOR, 1-month EURIBOR, 1-month BBR, 1-month HIBOR, 1-month JPY LIBOR, 1-month SIBOR and 1-month CDOR plus a margin of 1.10%. The facility also bore a base borrowing rate of 3.35% (USD) which is based on U.S. Prime Rate plus a margin of 0.10%. We have used borrowings under the global revolving credit facility to acquire additional properties, to fund development opportunities and for general working capital and other corporate purposes. As of December 31, 2015, we have capitalized approximately $18.0 million of financing costs related to the global revolving credit facility. As of December 31, 2015, approximately $967.9 million was drawn under this facility and $8.7 million of letters of credit were issued, leaving approximately $0.9 billion available for use.
On January 15, 2016, the Operating Partnership refinanced our global revolving credit facility and entered into a global senior credit agreement for a $2.0 billion senior unsecured revolving credit facility, which we refer to as the 2016 global revolving credit facility, that replaced the $2.0 billion revolving credit facility executed on August 15, 2013, as amended. The 2016 global revolving credit facility provides for borrowings in Australian dollars, British pounds sterling, Canadian dollars, Euros, Hong Kong dollars, Japanese yen, Singapore dollars, and U.S. dollars, and includes the ability to add additional currencies in the future. The 2016 global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to $2.5 billion, subject to the receipt of lender commitments and other conditions precedent. The 2016 global revolving credit facility matures on January 15, 2020, with two six-month extension options available.
The 2016 global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the 2016 global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of December 31, 2015, we were in compliance with all of such covenants.

Unsecured Term Loan
On August 15, 2013, we refinanced our then-existing senior unsecured multi-currency term loan facility, increasing its total borrowing capacity to $1.0 billion from $750.0 million. Pursuant to the accordion feature, total commitments could be increased to $1.1 billion, subject to the receipt of lender commitments and other conditions precedent. The facility matured on April 16, 2017, with two six-month extension options available. Interest rates were based on our senior unsecured debt ratings and were 120 basis points over the applicable index for floating rate advances. Funds were available in U.S, Singapore and Australian dollars, as well as Euro and British pound sterling denominations with the option to add Hong Kong dollars and Japanese yen upon an accordion exercise. Based on exchange rates in effect at December 31, 2015, the balance outstanding was approximately $1.0 billion. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under this loan are consistent with our global revolving credit facility and, as of December 31, 2015, we were in compliance with all of such covenants. As of December 31, 2015, we have capitalized approximately $8.4 million of financing costs related to the unsecured term loan.
On January 15, 2016, the Operating Partnership refinanced the senior unsecured multi-currency term loan facility and entered into a term loan agreement which governs (i) a $1.25 billion 5-year senior unsecured term loan (the “5-Year Term Loan”) and (ii) a $300 million 7-year senior unsecured term loan (the “7-Year Term Loan”). The term loan agreement replaced the $1.0 billion term loan agreement executed on April 16, 2012, as amended. The term loan agreement provides for borrowings in Australian dollars, British pounds sterling, Canadian dollars, Euros, Hong Kong dollars, Japanese yen, Singapore dollars and U.S. dollars. The maturity date of the 5-Year Term Loan is January 15, 2021 and the maturity date of the 7-Year Term Loan is January 15, 2023. In addition, we have the ability from time to time to increase the aggregate size of lending under the Term Loan Agreement from $1.5 billion up to $1.8 billion, subject to receipt of lender commitments and other conditions precedent.
Unsecured Senior Notes
Prudential Shelf Facility
On January 20, 2010, the Operating Partnership closed the sale of $100.0 million aggregate principal amount of its senior unsecured term notes to Prudential Investment Management, Inc. and certain of its affiliates, or, collectively, Prudential, pursuant to a Note Purchase and Private Shelf Agreement, which we refer to as the Prudential shelf facility. The notes were issued in two series referred to as the series D and series E notes. The series D notes had a principal amount of $50.0 million, an interest-only rate of 4.57% per annum and a five-year maturity, and the series E notes have a principal amount of $50.0 million, an interest-only rate of 5.73% per annum and a seven-year maturity. On February 3, 2010, the Operating Partnership closed the sale of an additional $17.0 million aggregate principal amount of its senior unsecured term notes, which we refer to as the series F notes, to Prudential pursuant to the Prudential shelf facility. The series F notes had an interest-only rate of 4.50% per annum and a five-year maturity. We used the proceeds of the series D, series E and series F notes to fund acquisitions, to temporarily repay borrowings under our corporate revolving credit facility, to fund working capital and for general corporate purposes. The sale of the series A ($25.0 million), series B ($33.0 million) and series C ($25.0 million) notes were completed in July 2008, November 2008 and January 2009, respectively. We could prepay the notes of any series, in whole or in part, at any time at a price equal to the principal amount and accrued interest of the notes being prepaid, plus a make-whole provision. On December 8, 2010, the Operating Partnership and Prudential entered into an amendment to the Note Purchase and Private Shelf Agreement, increasing the capacity of the Prudential shelf facility from $200.0 million to $250.0 million. Our ability to make additional issuances of notes under the Prudential shelf facility expired on July 24, 2011, with $50.0 million remaining unissued under the shelf facility. On July 25, 2011, we repaid the $25.0 million of 7.00% Series A unsecured notes under the Prudential shelf facility at maturity. On November 5, 2013, we repaid the $33.0 million of 9.32% Series B unsecured notes under the Prudential shelf facility at maturity. On January 20, 2015 and February 3, 2015, we repaid the $50.0 million of 4.57% Series D unsecured notes and $17.0 million of 4.50% Series F unsecured notes under the Prudential shelf facility at maturity, respectively. As of December 31, 2015 and 2014, there was $75.0 million and $142.0 million of unsecured senior notes outstanding, respectively.
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
December 31, 2015 and 2014

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
The indenture governing the 2020 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2015, we were in compliance with each of these financial covenants.

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
The indenture governing the 2021 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2015, we were in compliance with each of these financial covenants.
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
December 31, 2015 and 2014

approximately $293.1 million. We used the net proceeds from this offering to temporarily repay borrowings under our global revolving credit facility. The 2022 Notes have been reflected net of discount in the consolidated balance sheet.
The indenture governing the 2022 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At December 31, 2015, we were in compliance with each of these financial covenants.
4.750% Notes due 2023
On April 1, 2014, Digital Stout Holding, LLC, a wholly-owned subsidiary of Digital Realty Trust, L.P., issued £300.0 million (or approximately $498.9 million based on the April 1, 2014 exchange rate of £1.00 to $1.66) aggregate principal amount of its 4.750% Guaranteed Notes due 2023, or the 2023 Notes. The 2023 Notes are senior unsecured obligations of Digital Stout Holding, LLC and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. Interest on the 2023 Notes is payable semiannually in arrears at a rate of 4.750% per annum. The 2023 Notes mature on October 13, 2023. The net proceeds from the offering after deducting the original issue discount of approximately $3.0 million and underwriting commissions and estimated expenses of approximately $5.0 million was approximately $490.9 million. We used the net proceeds from this offering to temporarily repay borrowings under our global revolving credit facility. The 2023 Notes have been reflected net of discount in the condensed consolidated balance sheet. The indenture governing the 2023 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of the unsecured debt. At December 31, 2015, we were in compliance with these financial covenants.
4.250% Notes due 2025
On January 18, 2013, Digital Stout Holding, LLC, a wholly-owned subsidiary of the Operating Partnership, issued £400.0 million (or approximately $634.8 million based on the exchange rate of £1.00 to $1.59 on January 18, 2013) aggregate principal amount of its 4.250% Guaranteed Notes due 2025, or the 2025 Notes. The 2025 Notes are senior unsecured obligations of Digital Stout Holding, LLC and are fully and unconditionally guaranteed by the Company and the Operating Partnership. Interest on the 2025 Notes is payable semiannually in arrears at a rate of 4.250% per annum. The net proceeds from the offering after deducting the original issue discount of approximately $4.8 million and underwriting commissions and estimated expenses of approximately $5.8 million was approximately $624.2 million. We used the net proceeds from this offering to temporarily repay borrowings under our global revolving credit facility. The 2025 Notes have been reflected net of discount in the consolidated balance sheet. The indenture governing the 2025 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of the unsecured debt. At December 31, 2015, we were in compliance with all of such covenants.
3.950% Notes due 2022
On June 23, 2015, the Operating Partnership issued $500.0 million in aggregate principal amount of notes, maturing on July 1, 2022 with an interest rate of 3.950% per annum (the 3.950% 2022 Notes). The public offering price was 99.236% of the principal amount. The 3.950% 2022 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. Interest on the 3.950% 2022 Notes is payable on January 1 and July 1 of each year, beginning on January 1, 2016. The net proceeds from the offering after deducting the original issue discount of approximately $3.8 million and underwriting commissions and expenses of approximately $4.4 million was approximately $491.8 million. The Operating Partnership has used and will use the net proceeds from the offering of the 3.950% 2022 Notes to fund certain eligible green projects, including the development and redevelopment of such projects. Pending such uses, the Operating Partnership temporarily repaid borrowings under its global revolving credit facility. The 3.950% 2022 Notes have been reflected net of discount in the condensed consolidated balance sheet. The indenture governing the 3.950% 2022 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

150% of the aggregate principal amount of unsecured debt. At December 31, 2015, we were in compliance with each of these financial covenants.
3.400% Notes due 2020 and 4.750% Notes due 2025
On October 1, 2015, Digital Delta Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of Digital Realty Trust, Inc., issued $500.0 million aggregate principal amount of its 3.400% Notes due 2020 (the “3.400% 2020 notes”) and $450.0 million aggregate principal amount of its 4.750% Notes due 2025 (the “4.750% 2025 notes” and together with the 3.400% 2020 notes, the “Delta Holdings Notes”), fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. The terms of the Delta Holdings Notes are governed by an indenture, dated as of October 1, 2015, by and among Digital Delta Holdings, LLC, as issuer, Digital Realty Trust, Inc. and Digital Realty Trust, L.P., as guarantors, and Wells Fargo Bank, National Association, as trustee. The indenture contains various restrictive covenants, including limitations on the ability of Digital Realty Trust, L.P. and its subsidiaries to incur additional indebtedness and requirements to maintain a pool of unencumbered assets.
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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

The table below summarizes our debt maturities and principal payments as of December 31, 2015 (in thousands):

	Global Revolving Credit Facility(1)	Unsecured Term Loan (1)	Prudential Shelf Facility	Senior Notes (2)	Mortgage Loans (3)	Total Debt
2016	$—	$—	$25,000	$—	$191,979	$216,979
2017	967,884	924,568	50,000	—	108,395	2,050,847
2018	—	—	—	—	593	593
2019	—	—	—	—	644	644
2020	—	—	—	1,000,000	1,133	1,001,133
Thereafter	—	—	—	2,681,520	—	2,681,520
Subtotal	$967,884	$924,568	$75,000	$3,681,520	$302,744	$5,951,716
Unamortized discount	—	—	—	(17,914)	—	(17,914)
Unamortized premium	—	—	—	—	439	439
Total	$967,884	$924,568	$75,000	$3,663,606	$303,183	$5,934,241

(1)
Subject to two six -month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility and the unsecured term loan, as applicable.

(2)	On January 6, 2016, we repaid the $25.0 million of 9.68% Series C unsecured notes under the Prudential shelf facility at maturity.

(3)	In January and February 2016, we repaid in full two mortgage loans in the aggregate amount of $51.5 million.
8. Income per Share
The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2015	2014	2013
Net income available to common stockholders	$217,266	$132,718	$271,583
Weighted average shares outstanding—basic	138,247,606	133,369,047	127,941,134
Potentially dilutive common shares:
Stock options	20,424	30,434	61,375
Unvested incentive units	95,746	90,449	125,132
Market performance-based awards	501,645	147,305	—
Weighted average shares outstanding—diluted	138,865,421	133,637,235	128,127,641
Income per share:
Basic	$1.57	$1.00	$2.12
Diluted	$1.56	$0.99	$2.12

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Year Ended December 31,
	2015	2014	2013
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	2,658,291	2,753,614	2,521,400
Potentially dilutive 2029 Debentures	—	1,957,963	6,649,510
Potentially dilutive Series D Cumulative Convertible Preferred Stock	—	—	470,748
Potentially dilutive Series E Cumulative Redeemable Preferred Stock	4,301,438	4,956,175	5,176,886
Potentially dilutive Series F Cumulative Redeemable Preferred Stock	2,727,962	3,143,195	3,283,169
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	3,730,042	4,297,805	3,898,376
Potentially dilutive Series H Cumulative Redeemable Preferred Stock	5,465,987	4,320,495	—
Potentially dilutive Series I Cumulative Redeemable Preferred Stock	1,235,063	—	—
	20,118,783	21,429,247	22,000,089
9. Income per Unit
The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Year Ended December 31,
	2015	2014	2013
Net income available to common unitholders	$220,343	$135,485	$276,949
Weighted average units outstanding—basic	140,905,897	136,122,661	130,462,534
Potentially dilutive common units:
Stock options	20,424	30,434	61,375
Unvested incentive units	95,746	90,449	125,132
Market performance-based awards	501,645	147,305	—
Weighted average units outstanding—diluted	141,523,712	136,390,849	130,649,041
Income per unit:
Basic	$1.56	$1.00	$2.12
Diluted	$1.55	$0.99	$2.12

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Year Ended December 31,
	2015	2014	2013
Potentially dilutive 2029 Debentures	—	1,957,963	6,649,510
Potentially dilutive Series D Cumulative Convertible Preferred Units	—	—	470,748
Potentially dilutive Series E Cumulative Redeemable Preferred Units	4,301,438	4,956,175	5,176,886
Potentially dilutive Series F Cumulative Redeemable Preferred Units	2,727,962	3,143,195	3,283,169
Potentially dilutive Series G Cumulative Redeemable Preferred Units	3,730,042	4,297,805	3,898,376
Potentially dilutive Series H Cumulative Redeemable Preferred Units	5,465,987	4,320,495	—
Potentially dilutive Series I Cumulative Redeemable Preferred Units	1,235,063	—	—
	17,460,492	18,675,633	19,478,689
10. Income Taxes
Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on earnings distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2015. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the years ended December 31, 2015, 2014 and 2013.
The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying condensed consolidated financial statements.
We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the years ended December 31, 2015, 2014 and 2013.
For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income. Deferred tax assets (net of valuation allowance) and liabilities were accrued, as necessary, for the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, we had deferred tax liabilities net of deferred tax assets of approximately $131.2 million primarily related to our foreign properties, classified in accounts payable and other accrued expenses in the consolidated balance sheet. The majority of our net deferred tax liability relates to differences between tax basis and book basis of the assets acquired in the Sentrum Portfolio acquisition during 2012. The valuation allowance at December 31, 2015 and 2014 relates primarily to certain foreign jurisdiction and Telx Acquisition net operating loss carryforwards that we do not expect to utilize, and deferred tax assets resulting from certain foreign real estate acquisition costs, which are not depreciated for tax purposes, but are deductible upon ultimate sale of the property. Given the indefinite holding period associated with these assets, realization of these deferred tax assets is not more-likely-than-not as of December 31, 2015 and 2014.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

Deferred income tax assets and liabilities as of December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Gross deferred income tax assets:
Net operating loss carryforwards	$123,091	$74,285
Basis difference - real estate property	103,789	42,989
Basis difference - intangibles	2,002	8,817
Other - temporary differences	9,406	9,310
Total gross deferred income tax assets	238,288	135,401
Valuation allowance	(35,266)	(23,357)
Total deferred income tax assets, net of valuation allowance	203,022	112,044
Gross deferred income tax liabilities:
Basis difference - real estate property	273,155	202,499
Basis difference - intangibles	14,374	24,712
Straight-line rent	14,269	15,561
Other-temporary differences	32,420	7,220
Total gross deferred income tax liabilities	334,218	249,992
Net deferred income tax liabilities	$131,196	$137,948

11. Equity and Accumulated Other Comprehensive Loss, Net
(a) Equity Distribution Agreements
On June 29, 2011, Digital Realty Trust, Inc. entered into equity distribution agreements, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it could issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. To date, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the years ended December 31, 2015 and 2014. As of December 31, 2015, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.
(b) Redeemable Preferred Stock
7.000% Series E Cumulative Redeemable Preferred Stock
On September 15, 2011, Digital Realty Trust, Inc. issued 11,500,000 shares of its 7.000% series E cumulative redeemable preferred stock, or the series E preferred stock, for net proceeds of $277.2 million, after deducting underwriting discounts and commissions and offering expenses. Dividends are cumulative on the series E preferred stock from the date of original issuance in the amount of $1.750 per share each year, which is equivalent to 7.000% of the $25.00 liquidation preference per share. Dividends on the series E preferred stock are payable quarterly in arrears. The first dividend paid on the series E preferred stock on December 30, 2011 was a pro rata dividend from and including the original issue date to and including December 31, 2011 in the amount of $0.515278 per share. The series E preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series E preferred stock will rank senior to Digital Realty Trust, Inc. common stock with respect to the payment of distributions and other amounts and rank on parity with Digital Realty Trust, Inc. series F cumulative redeemable, series G cumulative redeemable preferred stock, series

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

H cumulative redeemable preferred stock and series I cumulative redeemable preferred stock. Digital Realty Trust, Inc. is not allowed to redeem the series E preferred stock before September 15, 2016, except in limited circumstances to preserve its status as a REIT and upon specified change of control transactions. On or after September 15, 2016, Digital Realty Trust, Inc. may, at its option, redeem the series E preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series E preferred stock up to but excluding the redemption date. Holders of the series E preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depository Receipts, or ADRs, representing such securities) is listed on the New York Stock Exchange, the NYSE Amex Equities or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of series E preferred stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the series E preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the series E preferred stock) to convert some or all of the series E preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of series E preferred stock to be converted equal to the lesser of:

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
6.625% Series F Cumulative Redeemable Preferred Stock
On April 5, 2012 and April 18, 2012, Digital Realty Trust, Inc. issued an aggregate of 7,300,000 shares of its 6.625% series F cumulative redeemable preferred stock, or the series F preferred stock, for net proceeds of $176.2 million, after deducting underwriting discounts and commissions and offering expenses. Dividends are cumulative on the series F preferred stock from the date of original issuance in the amount of $1.65625 per share each year, which is equivalent to 6.625% of the $25.00 liquidation preference per share. Dividends on the series F preferred stock are payable quarterly in arrears. The first dividend paid on the series F preferred stock on June 29, 2012 was a pro rata dividend from and including the original issue date to and including June 30, 2012 in the amount of $0.395660 per share. The series F preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series F preferred stock will rank senior to Digital Realty Trust, Inc. common stock with respect to the payment of distributions and other amounts and rank on parity with Digital Realty Trust, Inc. series E cumulative redeemable, series G cumulative redeemable preferred stock, series H cumulative redeemable preferred stock and series I cumulative redeemable preferred stock. Digital Realty Trust, Inc. is not allowed to redeem the series F preferred stock before April 5, 2017, except in limited circumstances to preserve its status as a REIT. On or after April 5, 2017, Digital Realty Trust, Inc. may, at its option, redeem the series F preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series F preferred stock up to but excluding the redemption date. Holders of the series F preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or ADRs representing such securities) is listed on the New York Stock Exchange, the NYSE Amex Equities or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of series F preferred stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the series F preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the series F preferred stock) to convert some or all of the series F preferred

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of series F preferred stock to be converted equal to the lesser of:

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
5.875% Series G Cumulative Redeemable Preferred Stock
On April 9, 2013, Digital Realty Trust, Inc. issued an aggregate of 10,000,000 shares of its 5.875% series G cumulative redeemable preferred stock, or the series G preferred stock, for gross proceeds of $250.0 million. Dividends are cumulative on the series G preferred stock from the date of original issuance in the amount of $1.46875 per share each year, which is equivalent to 5.875% of the $25.00 liquidation preference per share. Dividends on the series G preferred stock are payable quarterly in arrears. The first dividend paid on the series G preferred stock on June 28, 2013 was a pro rata dividend from and including the original issue date to and including June 30, 2013 in the amount of $0.334550 per share. The series G preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series G preferred stock will rank senior to Digital Realty Trust, Inc. common stock and rank on parity with Digital Realty Trust, Inc.’s series E cumulative redeemable, series F cumulative redeemable preferred, series H cumulative redeemable preferred stock and series I cumulative redeemable preferred stock with respect to the payment of distributions and other amounts. Digital Realty Trust, Inc. is not allowed to redeem the series G preferred stock before April 9, 2018, except in limited circumstances to preserve its status as a REIT. On or after April 9, 2018, Digital Realty Trust, Inc. may, at its option, redeem the series G preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series G preferred stock up to but excluding the redemption date. Holders of the series G preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) is listed on the New York Stock Exchange, the NYSE MKT, LLC, or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of series G preferred stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the series G preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the series G preferred stock) to convert some or all of the series G preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of series G preferred stock to be converted equal to the lesser of:

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
December 31, 2015 and 2014

7.375% Series H Cumulative Redeemable Preferred Stock
On March 26, 2014, Digital Realty Trust, Inc. issued 12,000,000 shares of its 7.375% series H cumulative redeemable preferred stock, or the series H preferred stock, for net proceeds of approximately $289.3 million. In addition, on April 7, 2014, Digital Realty Trust, Inc. issued an additional 600,000 shares of series H preferred stock pursuant to a partial exercise of the underwriters’ over-allotment option. Also, on April 7, 2014, Digital Realty Trust, Inc. re-opened and issued an additional 2,000,000 shares of series H preferred stock. Pursuant to these issuances, Digital Realty Trust, Inc. issued a total of 14,600,000 shares of its series H preferred stock, for net proceeds of approximately $353.3 million. Dividends are cumulative on the series H preferred stock from the date of original issuance in the amount of $1.84375 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share. Dividends on the series H preferred stock are payable quarterly in arrears. The first dividend payable on the series H preferred stock on June 30, 2014 was a pro rata dividend from and including the original issue date to and including June 30, 2014 in the amount of $0.48655 per share. The series H preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the series H preferred stock will rank senior to Digital Realty Trust, Inc. common stock and rank on parity with Digital Realty Trust, Inc.’s series E cumulative redeemable preferred stock, series F cumulative redeemable preferred stock, series G cumulative redeemable preferred stock and series I cumulative redeemable preferred stock with respect to the payment of distributions and other amounts. Digital Realty Trust, Inc. is not allowed to redeem the series H preferred stock before March 26, 2019, except in limited circumstances to preserve its status as a REIT. On or after March 26, 2019, Digital Realty Trust, Inc. may, at its option, redeem the series H preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series H preferred stock up to but excluding the redemption date. Holders of the series H preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) is listed on the New York Stock Exchange, the NYSE MKT, LLC or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of series H preferred stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the series H preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the series H preferred stock) to convert some or all of the series H preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of series H preferred stock to be converted equal to the lesser of:

•
the quotient obtained by dividing (i) the sum of the twenty-five dollar liquidation preference plus the amount of any accrued and unpaid dividends to, but not including, the change of control conversion date (unless the change of control conversion date is after a record date for a series H preferred stock dividend payment and prior to the corresponding series H preferred stock dividend payment date, in which case no additional amount for such accrued and unpaid dividend will be included in this sum) by (ii) the common stock price specified in the Articles Supplementary governing the series H preferred stock; and

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

6.350% Series I Cumulative Redeemable Preferred Stock
On August 24, 2015, Digital Realty Trust, Inc. issued 10,000,000 shares of its 6.350% series I cumulative redeemable preferred stock, or the series I preferred stock, for net proceeds of approximately $242.0 million. Digital Realty Trust, Inc. used the net proceeds from the offering to fund a portion of the aggregate purchase price for the Telx Acquisition. Prior to the closing of the Telx Acquisition, Digital Realty Trust, Inc. loaned the net proceeds from the offering to the Operating Partnership. Dividends are cumulative on the series I preferred stock from the date of original issuance in the amount of $1.5875 per share each year, which is equivalent to 6.350% of the $25.00 liquidation preference per share. Dividends on the series I preferred stock are payable quarterly in arrears. The first dividend payable on the series I preferred stock on December 31, 2015 will be a pro rata dividend from and including the original issue date to and including December 31, 2015 in the amount of $0.56003 per share. The series I preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

redemption provisions. Upon liquidation, dissolution or winding up, the series I preferred stock will rank senior to Digital Realty Trust, Inc. common stock and rank on parity with Digital Realty Trust, Inc.’s series E preferred stock, series F preferred stock, series G preferred stock and series H preferred stock with respect to the payment of distributions and other amounts. Digital Realty Trust, Inc. is not allowed to redeem the series I preferred stock before August 24, 2020, except in limited circumstances to preserve its status as a REIT. On or after August 24, 2020, Digital Realty Trust, Inc. may, at its option, redeem the Series I Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series I Preferred Stock up to but excluding the redemption date. Holders of the series I preferred stock generally have no voting rights except for limited voting rights if Digital Realty Trust, Inc. fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Upon the occurrence of specified changes of control, as a result of which neither Digital Realty Trust, Inc.’s common stock nor the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) is listed on the New York Stock Exchange, the NYSE MKT, LLC or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, each holder of series I preferred stock will have the right (unless, prior to the change of control conversion date specified in the Articles Supplementary governing the series I preferred stock, Digital Realty Trust, Inc. has provided or provides notice of its election to redeem the Series I Preferred Stock) to convert some or all of the series I preferred stock held by it into a number of shares of Digital Realty Trust, Inc.’s common stock per share of series I preferred stock to be converted equal to the lesser of:

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

•	and 0.76231, or the share cap, subject to certain adjustments;

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

(d) Noncontrolling Interests in Operating Partnership
Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interest in the Operating Partnership as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	146,384,247	98.1%	135,626,255	97.8%
Noncontrolling interests consist of:
Common units held by third parties	1,421,314	1.0%	1,463,814	1.1%
Incentive units held by employees and directors (see note 13)	1,412,012	0.9%	1,549,847	1.1%
	149,217,573	100.0%	138,639,916	100.0%
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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $192.7 million and $179.0 million based on the closing market price of Digital Realty Trust, Inc. common stock on December 31, 2015 and 2014, respectively.

The following table shows activity for the noncontrolling interests in the Operating Partnership for the years ended December 31, 2015, 2014 and 2013:

	Common Units	Incentive Units	Total
As of December 31, 2012	1,515,814	1,335,586	2,851,400
Redemption of common units for shares of Digital Realty Trust, Inc. common stock(1)	(24,000)	—	(24,000)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock(1)	—	(33,138)	(33,138)
Vesting of Class C Units (2007 Grant)	—	(19,483)	(19,483)
Grant of incentive units to employees and directors	—	192,242	192,242
As of December 31, 2013	1,491,814	1,475,207	2,967,021
Redemption of common units for shares of Digital Realty Trust, Inc. common stock(1)	(28,000)	—	(28,000)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock(1)	—	(106,073)	(106,073)
Cancellation of incentive units held by employees and directors	—	(18,773)	(18,773)
Grant of incentive units to employees and directors		199,486	199,486
As of December 31, 2014	1,463,814	1,549,847	3,013,661
Redemption of common units for shares of Digital Realty Trust, Inc. common stock(1)	(42,500)	—	(42,500)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock(1)	—	(113,508)	(113,508)
Cancellation of incentive units held by employees and directors	—	(151,579)	(151,579)
Grant of incentive units to employees and directors	—	127,252	127,252
As of December 31, 2015	1,421,314	1,412,012	2,833,326

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

(e) Dividends
We have declared and paid the following dividends on our common and preferred stock for the years ended December 31, 2015, 2014 and 2013 (in thousands):

Date dividend declared	Dividend payable date	Series D Preferred Stock		Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock		Series H Preferred Stock		Series I Preferred Stock		Common Stock
February 12, 2013	March 29, 2013	$—	(1)	$5,031	$3,023	$—		$—		$—		$100,165	(2)
May 1, 2013	June 28, 2013	—		5,031	3,023	3,345	(3)	—		—		100,169	(2)
July 23, 2013	September 30, 2013	—		5,031	3,023	3,672		—		—		100,180	(2)
October 23, 2013	December 31, 2013 for Preferred Stock; January 15, 2014 for Common Stock	—		5,031	3,023	3,672		—		—		100,187	(2)
		$—		$20,124	$12,092	$10,689		$—		$—		$400,701
February 11, 2014	March 31, 2014	$—		$5,031	$3,023	$3,672		$—		$—		$106,743	(4)
April 29, 2014	June 30, 2014	—		5,031	3,023	3,672		7,104	(5)	—		112,357	(4)
July 21, 2014	September 30, 2014	—		5,031	3,023	3,672		6,730		—		112,465	(4)
November 4, 2014	December 31, 2014 for Preferred Stock; January 15, 2015 for Common Stock	—		5,031	3,023	3,672		6,730		—		112,538	(4)
		$—		$20,124	$12,092	$14,688		$20,564		$—		$444,103
February 25, 2015	March 31, 2015	$—		$5,031	$3,023	$3,672		$6,730		$—		$115,419	(6)
May 12, 2015	June 30, 2015	—		5,031	3,023	3,672		6,730		—		115,458	(6)
August 11, 2015	September 30, 2015	—		5,031	3,023	3,672		6,730		—		115,454	(6)
November 12, 2015	December 31, 2015 for Preferred Stock; January 15, 2016 for Common Stock	—		5,031	3,023	3,672		6,730		5,600	(7)	124,417	(6)
		$—		$20,124	$12,092	$14,688		$26,920		$5,600		$470,748

Annual rate of dividend per share		$1.37500		$1.75000	$1.65625	$1.46875		$1.84375		$1.58800

(1)
Effective February 26, 2013, Digital Realty Trust, Inc. converted all outstanding shares of its series D preferred stock into shares of its common stock in accordance with the terms of the series D preferred stock. Each share of series D preferred stock was converted into 0.6360 share of common stock of Digital Realty Trust, Inc.

(2)	$3.120 annual rate of dividend per share.

(3)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2013.

(4)	$3.320 annual rate of dividend per share.

(5)	Represents a pro rata dividend from and including the original issue date to and including June 30, 2014.

(6)	$3.400 annual rate of dividend per share.

(7)	Represents a pro rata dividend from and including the original issue date to and including December 31, 2015.
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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

(f) Accumulated Other Comprehensive Income (Loss), Net
The accumulated balances for each item within other comprehensive income (loss), net are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive income (loss), net
Balance as of December 31, 2013	$11,745	$(1,054)	$10,691
Net current period change	(51,312)	(7,775)	(59,087)
Reclassification to interest expense from interest rate swaps	—	3,350	3,350
Balance as of December 31, 2014	$(39,567)	$(5,479)	$(45,046)
Net current period change	(50,775)	(3,338)	(54,113)
Reclassification to interest expense from interest rate swaps	—	2,569	2,569
Balance as of December 31, 2015	$(90,342)	$(6,248)	$(96,590)
12. Capital and Accumulated Other Comprehensive Income (Loss)
(a) Redeemable Preferred Units
7.000% Series E Cumulative Redeemable Preferred Units
On September 15, 2011, the Operating Partnership issued 11,500,000 units of its 7.000% series E cumulative redeemable preferred units, or series E preferred units, to Digital Realty Trust, Inc. (the General Partner) in conjunction with the General Partner’s issuance of an equivalent number of shares of its 7.000% series E cumulative redeemable preferred stock, or the series E preferred stock. Distributions are cumulative on the series E preferred units from the date of original issuance in the amount of $1.750 per unit each year, which is equivalent to 7.000% of the $25.00 liquidation preference per unit. Distributions on the series E preferred units are payable quarterly in arrears. The first distribution paid on the series E preferred units on December 30, 2011 was a pro rata distribution from and including the original issue date to and including December 31, 2011 in the amount of $0.515278 per unit. The series E preferred units do not have a stated maturity date and are not subject to any sinking fund. The Operating Partnership is required to redeem the series E units in the event that the General Partner redeems the series E preferred stock. The General Partner is not allowed to redeem the series E preferred stock prior to September 15, 2016 except in limited circumstances to preserve the General Partner’s status as a REIT. On or after September 15, 2016, the General Partner may, at its option, redeem the series E preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series E preferred stock up to but excluding the redemption date. Upon liquidation, dissolution or winding up, the series E preferred units will rank senior to the common units with respect to the payment of distributions and other amounts and rank on parity with the Operating Partnership’s series F, series G, series H and series I preferred units. Except in connection with specified change of control transactions of the General Partner, the series E preferred units are not convertible into or exchangeable for any other property or securities of the Operating Partnership.
6.625% Series F Cumulative Redeemable Preferred Units
On April 5, 2012 and April 18, 2012, the Operating Partnership issued a total of 7,300,000 units of its 6.625% series F cumulative redeemable preferred units, or series F preferred units, to the General Partner in conjunction with the General Partner’s issuance of an equivalent number of shares of its 6.625% series F cumulative redeemable preferred stock, or the series F preferred stock. Distributions are cumulative on the series F preferred units from the date of original issuance in the amount of $1.65625 per unit each year, which is equivalent to 6.625% of the $25.00 liquidation preference per unit. Distributions on the series F preferred units are payable quarterly in arrears. The first distribution paid on the series F preferred units on June 29, 2012 was a pro rata distribution from and including the original issue date to and including June 30, 2012 in the amount of $0.39566 per unit. The series F preferred units do not have a stated maturity date and are not subject to any sinking fund. The Operating Partnership is required to redeem the series F preferred units in the event that the General Partner redeems the series F preferred stock. The General Partner is not allowed to redeem the series F preferred stock prior to April 5, 2017 except in limited circumstances to preserve the General Partner’s status as a REIT. On or after April 5, 2017, the General Partner may, at its option, redeem the series F preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series F preferred

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

stock up to but excluding the redemption date. Upon liquidation, dissolution or winding up, the series F preferred units will rank senior to the common units with respect to the payment of distributions and other amounts and rank on parity with the Operating Partnership’s series E, series G, series H and series I preferred units. Except in connection with specified change of control transactions of the General Partner, the series F preferred units are not convertible into or exchangeable for any other property or securities of the Operating Partnership.
5.875% Series G Cumulative Redeemable Preferred Units
On April 9, 2013, the Operating Partnership issued a total of 10,000,000 of its 5.875% series G cumulative redeemable preferred units, or series G preferred units, to the General Partner in conjunction with the General Partner’s issuance of an equivalent number of shares of its 5.875% series G cumulative redeemable preferred stock, or the series G preferred stock. Distributions are cumulative on the series G preferred units from the date of original issuance in the amount of $1.46875 per unit each year, which is equivalent to 5.875% of the $25.00 liquidation preference per unit. Distributions on the series G preferred units are payable quarterly in arrears. The first distribution paid on the series G preferred units on June 28, 2013 was a pro rata distribution from and including the original issue date to and including June 30, 2013 in the amount of $0.334550 per unit. The series G preferred units do not have a stated maturity date and are not subject to any sinking fund. The Operating Partnership is required to redeem the series G preferred units in the event that the General Partner redeems the series G preferred stock. The General Partner is not allowed to redeem the series G preferred stock prior to April 9, 2018 except in limited circumstances to preserve the General Partner’s status as a REIT. On or after April 9, 2018, the General Partner may, at its option, redeem the series G preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series G preferred stock up to but excluding the redemption date. Upon liquidation, dissolution or winding up, the series G preferred units will rank senior to the Operating Partnership’s common units with respect to the payment of distributions and other amounts and rank on parity with the Operating Partnership’s series E, series F, series H and series I preferred units. Except in connection with specified change of control transactions of the General Partner, the series G preferred units are not convertible into or exchangeable for any other property or securities of the Operating Partnership.
7.375% Series H Cumulative Redeemable Preferred Units
On March 26, 2014 and April 7, 2014, the Operating Partnership issued in the aggregate a total of 14,600,000 of its 7.375% series H cumulative redeemable preferred units, or series H preferred units, to the General Partner in conjunction with the General Partner’s issuance of an equivalent number of shares of its 7.375% series H cumulative redeemable preferred stock, or the series H preferred stock. Distributions are cumulative on the series H preferred units from the date of original issuance in the amount of $1.84375 per unit each year, which is equivalent to 7.375% of the $25.00 liquidation preference per unit. Distributions on the series H preferred units are payable quarterly in arrears. The first distribution payable on the series H preferred units on June 30, 2014 was a pro rata distribution from and including the original issue date to and including June 30, 2014 in the amount of $0.48655 per unit. The series H preferred units do not have a stated maturity date and are not subject to any sinking fund. The Operating Partnership is required to redeem the series H preferred units in the event that the General Partner redeems the series H preferred stock. The General Partner is not allowed to redeem the series H preferred stock prior to March 26, 2019 except in limited circumstances to preserve the General Partner’s status as a REIT. On or after March 26, 2019, the General Partner may, at its option, redeem the series H preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series H preferred stock up to but excluding the redemption date. Upon liquidation, dissolution or winding up, the series H preferred units will rank senior to the Operating Partnership’s common units with respect to the payment of distributions and other amounts and rank on parity with the Operating Partnership’s series E, series F, series G and series I preferred units. Except in connection with specified change of control transactions of the General Partner, the series H preferred units are not convertible into or exchangeable for any other property or securities of the Operating Partnership.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

6.350% Series I Cumulative Redeemable Preferred Units
On August 24, 2015, Digital Realty Trust, Inc. (the General Partner) completed an underwritten public offering of 10,000,000 shares of series I cumulative redeemable preferred stock, or series I preferred stock, for net proceeds of approximately $242.0 million after deducting the underwriting discount. The General Partner used the net proceeds from the offering to fund a portion of the aggregate purchase price for the Telx Acquisition. Pending the closing of the Telx Acquisition, the General Partner loaned the net proceeds from the series I preferred stock offering of approximately $242.7 million to the Operating Partnership.  The intercompany note was scheduled to mature on January 11, 2016 with an interest rate of 4.50% per annum.  On October 8, 2015, the Operating Partnership repaid the intercompany note in full, with accrued interest, in the amount of $244.1 million.  On October 13, 2015, in connection with the consummation of the Operating Partnership Merger, the Operating Partnership issued to the General Partner 10,000,000 series I cumulative redeemable preferred units, or series I preferred units, with substantially identical terms as the series I preferred stock. Distributions are cumulative on the series I preferred units from the date of original issuance in the amount of $1.5875 per unit each year, which is equivalent to 6.350% of the $25.00 liquidation preference per unit. Distributions on the series I preferred units are payable quarterly in arrears. The first distribution payable on the series I preferred units on December 31, 2015 was a pro rata distribution from and including the original issue date to and including December 31, 2015 in the amount of $0.56003 per unit. The series I preferred units do not have a stated maturity date and are not subject to any sinking fund. The Operating Partnership is required to redeem the series I preferred units in the event that the General Partner redeems the series I preferred stock. The General Partner is not allowed to redeem the series I preferred stock prior to August 24, 2020 except in limited circumstances to preserve the General Partner’s status as a REIT. On or after August 24, 2020, the General Partner may, at its option, redeem the series I preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such series I preferred stock up to but excluding the redemption date. Upon liquidation, dissolution or winding up, the series I preferred units will rank senior to the Operating Partnership’s common units with respect to the payment of distributions and other amounts and rank on parity with the Operating Partnership’s series E, series F, series G and series H preferred units. Except in connection with specified change of control transactions of the General Partner, the series I preferred units are not convertible into or exchangeable for any other property or securities of the Operating Partnership.
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
The redemption value of the limited partners’ common units and the vested incentive units was approximately $192.7 million and $179.0 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on December 31, 2015 and 2014, respectively.

(d) Distributions

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

All distributions on our units are at the discretion of Digital Realty Trust, Inc.’s board of directors. We have declared and paid the following distributions on our common and preferred units for the years ended December 31, 2015, 2014 and 2013 (in thousands):

Date distribution declared	Distribution payable date	Series D Preferred Units		Series E Preferred Units	Series F Preferred Units	Series G Preferred Units		Series H Preferred Units		Series I Preferred Units		Common Units
February 12, 2013	March 29, 2013	$—	(1)	$5,031	$3,023	$—		$—		$—		$102,506	(2)
May 1, 2013	June 28, 2013	—		5,031	3,023	3,345	(3)	—		—		102,507	(2)
July 23, 2013	September 30, 2013	—		5,031	3,023	3,672		—		—		102,506	(2)
October 23, 2013	December 31, 2013 for Preferred Units; January 15, 2014 for Common Units	—		5,031	3,023	3,672		—		—		102,509	(2)
		$—		$20,124	$12,092	$10,689		$—		$—		$410,028
February 11, 2014	March 31, 2014	$—		$5,031	$3,023	$3,672		$—		$—		$109,378	(4)
April 29, 2014	June 30, 2014	—		5,031	3,023	3,672		7,104	(5)	—		115,008	(4)
July 21, 2014	September 30, 2014	—		5,031	3,023	3,672		6,730		—		115,012	(4)
November 4, 2014	December 31, 2014 for Preferred Units; January 15, 2015 for Common Units	—		5,031	3,023	3,672		6,730		—		115,016	(4)
		$—		$20,124	$12,092	$14,688		$20,564		$—		$454,414
February 25, 2015	March 31, 2015	$—		$5,031	$3,023	$3,672		$6,730		$—		$117,896	(6)
May 12, 2015	June 30, 2015	—		5,031	3,023	3,672		6,730		—		117,938	(6)
August 11, 2015	September 30, 2015	—		5,031	3,023	3,672		6,730		—		117,962	(6)
November 12, 2015	December 31, 2015 for Preferred Units; January 15, 2016 for Common Units	—		5,031	3,023	3,672		6,730		5,600	(7)	126,827	(6)
		$—		$20,124	$12,092	$14,688		$26,920		$5,600		$480,623

Annual rate of distribution per unit		$1.375		$1.750	$1.656	$1.469		$1.844		$1.588

(1)
Effective February 26, 2013, in connection with the conversion of the series D preferred stock by Digital Realty Trust, Inc., all of the outstanding series D preferred units were converted into common units in accordance with the terms of the series D preferred units. Each series D preferred unit was converted into 0.6360 common unit of the Operating Partnership.

(2)	$3.120 annual rate of distribution per unit.

(3)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2013.

(4)	$3.320 annual rate of distribution per unit.

(5)	Represents a pro rata distribution from and including the original issue date to and including June 30, 2014.

(6)	$3.400 annual rate of distribution per unit.

(7)	Represents a pro rata distribution from and including the original issue date to and including December 31, 2015.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

(f) Accumulated Other Comprehensive Income (Loss)
The accumulated balances for each item within other comprehensive income (loss) are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive income (loss)
Balance as of December 31, 2013	$10,235	$(1,778)	$8,457
Net current period change	(52,373)	(7,936)	(60,309)
Reclassification to interest expense from interest rate swaps	—	3,419	3,419
Balance as of December 31, 2014	$(42,138)	$(6,295)	$(48,433)
Net current period change	(51,745)	(3,407)	(55,152)
Reclassification to interest expense from interest rate swaps	—	2,621	2,621
Balance as of December 31, 2015	$(93,883)	$(7,081)	$(100,964)
13. Incentive Plan
Our Amended and Restated 2004 Incentive Award Plan (as defined below) previously provided for the grant of incentive awards to employees, directors and consultants. Awards issuable under the Amended and Restated 2004 Incentive Award Plan included stock options, restricted stock, dividend equivalents, stock appreciation rights, long-term incentive units, cash performance bonuses and other incentive awards. Only employees were eligible to receive incentive stock options under the Amended and Restated 2004 Incentive Award Plan. Initially, we reserved a total of 4,474,102 shares of common stock for issuance pursuant to the Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (the 2004 Incentive Award Plan), subject to certain adjustments set forth in the 2004 Incentive Award Plan. On May 2, 2007, Digital Realty Trust, Inc.’s stockholders approved the First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (as amended, the Amended and Restated 2004 Incentive Award Plan). The Amended and Restated 2004 Incentive Award Plan increased the aggregate number of shares of stock which could have been issued or transferred under the plan by 5,000,000 shares to a total of 9,474,102 shares, and provided that the maximum number of shares of stock with respect to awards granted to any one participant during a calendar year was 1,500,000 shares and the maximum amount that could have been paid in cash during any calendar year with respect to any performance-based award not denominated in stock or otherwise for which the foregoing limitation would not be an effective limitation for purposes of Section 162(m) of the Code was $10.0 million.
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
As of December 31, 2015, 4,737,954 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the 2014 Incentive Award Plan. Each long-term incentive unit and each Class D Unit issued under the 2014 Incentive Award Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2014 Incentive Award Plan and the individual award limits set forth therein.
(a) Long-Term Incentive Units
Long-term incentive units, which are also referred to as profits interest units, may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. Long-term incentive units (other than Class D Units), whether vested or not, will receive the same quarterly per unit distributions as Operating Partnership common units, which equal the per share distributions on Digital Realty Trust, Inc. common stock. Initially, long-term incentive units do not have full parity with common units with respect to liquidating distributions. If such parity is reached, vested long-term incentive units

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

may be converted into an equal number of common units of the Operating Partnership at any time, and thereafter enjoy all the rights and privileges of common units of the Operating Partnership, including redemption rights.
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
A partner’s initial capital account balance is equal to the amount the partner paid (or contributed to the Operating Partnership) for the partner’s units and is subject to subsequent adjustments, including with respect to the partner’s share of income, gain or loss of the Operating Partnership. Because a holder of long-term incentive units generally will not pay for the long-term incentive units, the initial capital account balance attributable to such long-term incentive units will be zero. However, the Operating Partnership is required to allocate income, gain, loss and deduction to the partner’s capital accounts in accordance with the terms of the partnership agreement, subject to applicable Treasury Regulations. The partnership agreement provides that holders of long-term incentive units will receive special allocations of gain in the event of a sale or “hypothetical sale” of assets of the Operating Partnership prior to the allocation of gain to Digital Realty Trust, Inc. or other limited partners with respect to their common units. The amount of any such allocation will, to the extent of any such gain, be equal to the difference between the capital account balance of a holder of long-term incentive units attributable to such units and the capital account balance attributable to an equivalent number of common units. If and when such gain allocation is fully made, a holder of long-term incentive units will have achieved full parity with holders of common units. To the extent that, upon an actual sale or a “hypothetical sale” of the Operating Partnership’s assets as described above, there is not sufficient gain to allocate to a holder’s capital account with respect to long-term incentive units, or if such sale or “hypothetical sale” does not occur, such units will not achieve parity with common units.
The term “hypothetical sale” refers to circumstances that are not actual sales of the Operating Partnership’s assets but that require certain adjustments to the value of the Operating Partnership’s assets and the partners’ capital account balances. Specifically, the partnership agreement provides that, from time to time, in accordance with applicable Treasury Regulations, the Operating Partnership will adjust the value of its assets to equal their respective fair market values, and adjust the partners’ capital accounts, in accordance with the terms of the partnership agreement, as if the Operating Partnership sold its assets for an amount equal to their value. Such adjustments will generally be made upon the liquidation of the Operating Partnership, the acquisition of an additional interest in the Operating Partnership by a new or existing partner in exchange for more than a de minimis capital contribution, the distribution by the Operating Partnership to a partner of more than a de minimis amount of partnership property as consideration for an interest in the Operating Partnership, the grant of an interest in the Operating Partnership (other than a de minimis interest) as consideration for the performance of services to or for the benefit of the Operating Partnership (including the grant of a long-term incentive unit), and at such other times as may be desirable or required to comply with the Treasury Regulations.
Below is a summary of our long-term incentive unit activity for the year ended December 31, 2015.

Unvested Long-term Incentive Units	Units	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	314,415	$59.34
Granted	127,252	66.99
Vested	(143,898)	59.65
Cancelled or expired	(16,878)	58.13
Unvested, end of period	280,891	62.72
Excluding the impact of our former Chief Executive Officer's equity acceleration in 2014 and subsequent cancellation in 2015, the expense recorded for the years ended December 31, 2015, 2014 and 2013 related to long-term incentive units was

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

approximately $5.9 million, $12.6 million and $8.9 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $1.2 million, $1.7 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $9.9 million and $9.3 million as of December 31, 2015 and 2014, respectively. We expect to recognize this unearned compensation over the next 2.4 years on a weighted average basis.
(b) Market Performance-Based Awards

During the years ended December 31, 2015 and 2014, the Compensation Committee of the Board of Directors of the Company approved the grant of market performance-based Class D Units of the Operating Partnership and market performance-based restricted stock units, or RSUs, covering shares of the Company’s common stock (collectively, the “awards”), under the Amended and Restated 2004 Incentive Award Plan and 2014 Incentive Plan, as applicable, to officers and employees of the Company.
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
Service-based vesting will be accelerated, in full or on a pro rata basis, in the event of a change in control, termination of employment by the Company without cause, or termination of employment by the award recipient for good reason, death, disability or retirement, in any case, prior to the completion of the Market Performance Period. However, vesting with respect to the market condition will continue to be measured based on RMS Relative Market Performance during the three-year Market Performance Period (or, in the case of a change in control, shortened Market Performance Period).
The fair values of the 2014 awards and 2015 awards were measured using a Monte Carlo simulation to estimate the probability of the market vesting condition being satisfied. The Company’s achievement of the market vesting condition is contingent on its TSR over a three-year market performance period, relative to the total shareholder return of the RMS. The Monte Carlo simulation is a probabilistic technique based on the underlying theory of the Black-Scholes formula, which was run for 100,000 trials to determine the fair value of the awards. For each trial, the payoff to an award is calculated at the

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

settlement date and is then discounted to the grant date at a risk-free interest rate. The total expected value of the awards on the grant date was determined by multiplying the average value per award over all trials by the number of awards granted. Assumptions used in the 2014 valuation include expected stock price volatility of 33 percent and a risk-free interest rate of 0.67 percent. Assumptions used in the 2015 valuation include expected stock price volatility of 24 percent and a risk-free interest rate of 1.00 percent. These valuations were performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium.
As of December 31, 2015, 1,148,991 Class D Units and 368,878 market performance-based RSUs had been awarded to our executive officers and other employees. The number of units granted reflects the maximum number of Class D units or market performance-based RSUs, as applicable, which will become vested assuming the achievement of the highest level of RMS Relative Market Performance under the awards and, in the case of the Class D units, also includes dividend equivalent units. The fair value of these awards of approximately $34.3 million will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years. The unearned compensation as of December 31, 2015 and 2014 was $17.8 million and $9.5 million, respectively, net of cancellations. As of December 31, 2015, none of the above awards had vested. We recognized compensation expense related to these awards of approximately $4.1 million and $3.0 million in the years ended December 31, 2015 and 2014, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $4.1 million and $1.4 million for the years ended December 31, 2015 and 2014, respectively. If the market conditions are not met, at the end of the applicable performance periods, the unamortized amount will be recognized as an expense at that time.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

(c) Stock Options

The following table summarizes the Amended and Restated 2004 Incentive Award Plan’s stock option activity for the year ended December 31, 2015:

	Year Ended December 31, 2015
	Shares	Weighted average exercise price
Options outstanding, beginning of period	80,933	$37.25
Exercised	(29,311)	30.58
Options outstanding, end of period	51,622	$41.04
Exercisable, end of period	51,622	$41.04
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2015:

Options outstanding and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value
$33.18	4,175	0.84	$33.18	$177,187
$41.73	47,447	1.34	41.73	1,607,979
	51,622	1.30	$41.04	$1,785,166
(d) Restricted Stock
Below is a summary of our restricted stock activity for the year ended December 31, 2015.

Unvested Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	302,298	$57.10
Granted (1)	109,780	66.90
Vested	(99,988)	59.57
Cancelled or expired	(41,376)	56.85
Unvested, end of period	270,714	60.20

(1)	All restricted stock awards granted in 2015 are subject only to service conditions.
The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the grant date, are being expensed on a straight-line basis for service awards over the vesting period of the restricted stock, which ranges from three to four years.
 The expense recorded for the years ended December 31, 2015, 2014 and 2013 related to grants of restricted stock was approximately $2.5 million, $2.5 million and $2.7 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $2.7 million, $2.7 million and $2.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $10.4 million and $10.4 million as of December 31, 2015 and 2014, respectively. We expect to recognize this unearned compensation over the next 2.4 years on a weighted average basis.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

(e) 401(k) Plan
We have a 401(k) plan whereby our employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The 401(k) Plan complies with Internal Revenue Service requirements as a 401(k) Safe Harbor Plan whereby matching contributions made by us are 100% vested. The aggregate cost of our contributions to the 401(k) Plan was approximately $3.4 million, $2.8 million, and $2.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2015 or December 31, 2014.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

hedged forecasted transaction affects earnings. During 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The fair value of these derivatives was $1.1 million and ($2.4) million at December 31, 2015 and December 31, 2014, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2014, we recognized an increase to earnings of approximately $0.8 million related to the ineffective portion of our forward-starting swap. During the years ended December 31, 2015 and 2013, there were no ineffective portions to our interest rate swaps.
Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our debt. As of December 31, 2015, we estimate that an additional $0.7 million will be reclassified as an increase to interest expense during the year ending December 31, 2016, when the hedged forecasted transactions impact earnings.
As of December 31, 2015 and December 31, 2014, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of December 31, 2015		As of December 31, 2014		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of December 31, 2015	As of December 31, 2014
Currently-paying contracts
$335,905	(1)	$410,905	(1)	Swap	0.717	Various	Various	$(357)	$(241)
133,579	(2)	142,965	(2)	Swap	0.925	July 17, 2012	April 18, 2017	1,500	669
469,484		553,870						1,143	428
Forward-starting contracts
—	(3)	150,000		Forward-starting Swap	2.091	July 15, 2014	July 15, 2019	—	(2,837)
Total
$469,484		$703,870						$1,143	$(2,409)

(1)	Represents the U.S. dollar tranche of the unsecured term loan.

(2)
Represents a portion of the Singapore dollar tranche of the unsecured term loan. Translation to U.S. dollars is based on exchange rate of $0.70 to 1.00 SGD as of December 31, 2015 and $0.75 to 1.00 SGD as of December 31, 2014.

(3)
In January 2014, we entered into a forward-starting five-year swap contract to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. The accrual period of the swap contract was designed to match the tenor of the planned debt issuance. In the fourth quarter of 2014, changes in the forecasted transaction resulted in the discontinuation of cash flow hedge accounting. As such, changes in the fair value of the forward starting swap were recognized in earnings, within the other income (expense) line item.  During 2014, the total net gain recognized on the forward-starting swap was approximately $0.8 million, and on January 13, 2015, we cash settled the forward starting swap for approximately $5.7 million, including accrued interest.

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

The Company’s disclosures of estimated fair value of financial instruments at December 31, 2015 and December 31, 2014 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.
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
As of December 31, 2015 and December 31, 2014, the aggregate estimated fair value and carrying value of our global revolving credit facility, unsecured term loan, unsecured senior notes, exchangeable senior debentures and mortgage loans were as follows (in thousands):

	Categorization under the fair value hierarchy	As of December 31, 2015		As of December 31, 2014
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Global revolving credit facility (1)	Level 2	$967,884	$967,884	$525,951	$525,951
Unsecured term loan (2)	Level 2	924,568	924,568	976,600	976,600
Unsecured senior notes (3)(4)	Level 2	3,868,979	3,738,606	2,968,073	2,791,758
Mortgage loans (3)	Level 2	313,717	303,183	399,569	378,818
		$6,075,148	$5,934,241	$4,870,193	$4,673,127

(1)	The carrying value of our global revolving credit facility approximates estimated fair value, due to the variability of interest rates and the stability of our credit rating.

(2)	The carrying value of our unsecured term loan approximates estimated fair value, due to the variability of interest rates and the stability of our credit rating.

(3)
Valuations for our unsecured senior notes and mortgage loans are determined based on the expected future payments discounted at risk-adjusted rates. The 2020 Notes, 3.400% 2020 Notes, 2021 Notes, 3.950% 2022 Notes, 3.625% 2022 Notes, 2023 Notes, 4.750% 2025 Notes and 2025 Notes are valued based on quoted market prices.

(4)
The carrying value of the 2015 Notes, 2020 Notes, 3.400% 2020 Notes, 2021 Notes, 2022 Notes, 3.950% 2022 Notes, 2023 Notes and 2025 Notes are net of discount of $17.9 million and $15.6 million in the aggregate as of December 31, 2015 and December 31, 2014, respectively.

16. Tenant Leases
The future minimum lease payments to be received (excluding operating expense reimbursements) by us as of December 31, 2015, under non-cancelable operating leases are as follows (in thousands):

2016	$1,379,451
2017	1,260,324
2018	1,125,712
2019	988,289
2020	769,150
Thereafter	2,948,210
Total	$8,471,136

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

17. Commitments and Contingencies
(a) Operating Leases
We have a ground lease obligation on 2010 East Centennial Circle that expires in 2082. After February 2036, rent for the remaining term of the 2010 East Centennial Circle ground lease will be determined based on a fair market value appraisal of the property and, as result, rent after February 2036 is excluded from the minimum commitment information below.
We have ground leases on Paul van Vlissingenstraat 16 that expires in 2054, Chemin de l’Epinglier 2 that expires in 2074, Clonshaugh Industrial Estate I and II that expires in 2981, Manchester Technopark that expires in 2125, 29A International Business Park that expires in 2038, Gyroscoopweg 2E-2F, which has a continuous ground lease and will be adjusted on January 1, 2042, and Naritaweg 52, which has a continuous ground lease. In late 2011, we executed a lease for a new location for our headquarters, which began in May 2012, with a lease term of 12 years with an option to extend the lease for an additional five years. We also have operating leases at 111 8th Avenue (2nd and 6th floors), 8100 Boone Boulevard, 111 8th Avenue (3rd and 7th floors) and 410 Commerce Boulevard, which expire in June 2024, September 2017, February 2022 and December 2026, respectively. The lease at 111 8th Avenue (2ndand 6th floors) has an option to extend the lease until June 2034 and the lease at 111 8th Avenue (3rd and 7th floors) has an option to extend the lease until February 2032. The leases at 8100 Boone Boulevard and 410 Commerce Boulevard have no extension options. As part of the Telx Acquisition, Telx leases certain operating facilities, offices, and equipment under various lease agreements expiring during the years ending December 2016 through December 2037.
We have a fully prepaid ground lease on 2055 E. Technology Circle that expires in 2083. We have a fully prepaid ground lease on Cateringweg 5 that expires in 2059. The ground lease at Naritaweg 52 has been prepaid through December 2036.
Rental expense for these leases was approximately $24.6 million, $16.2 million, and $23.1 million for the years ended December 31, 2015, 2014 and 2013 respectively. In 2013, a non-cash $10.0 million straight-line rent expense adjustment was recorded in rental property operating and maintenance expenses related to a lease amendment executed in September 2010, $7.5 million of this amount related to prior years. This adjustment was deemed to be immaterial to both the current year and prior year financial statements taken as a whole.
The minimum commitment under these leases, excluding the fully prepaid ground leases, as of December 31, 2015 was as follows (in thousands):

2016	$54,713
2017	62,581
2018	65,417
2019	69,709
2020	72,433
Thereafter	699,590
Total	$1,024,443
(b) Contingent liabilities
As part of the 29A International Business Park asset acquisition in 2010, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined in the agreements for the acquisition. The earnout contingency expires in November 2020. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $35.2 million based on the exchange rate as of December 31, 2015). As of December 31, 2014, $12.6 million had been accrued related to this earnout agreement, which was subsequently paid in 2015. During 2015, the remaining performance targets were achieved and the Company accrued an additional $19.4 million. The remaining earnout payments will be made in 2016 and 2020 per the terms of the earnout agreement. The amounts accrued have been discounted

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

based on their expected payment date and capitalized to building and improvements as the original purchase was accounted for as an asset acquisition.
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
As part of the acquisition of the Sentrum Portfolio, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of the contingent consideration liability was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). We have adjusted the contingent consideration to fair value at each reporting date with changes in fair value recognized in operating income. During the year ended December 31, 2015, we reduced the fair value by approximately £30.3 million. The adjustment was the result of an evaluation by management that no additional leases would be executed for vacant space by July 11, 2015, the contingency expiration date. The final payment on the earnout was made in August 2015. We made earnout payments of approximately £0.7 million (or approximately $1.1 million based on the exchange rates as of the date of each payment) during the year ended December 31, 2015. During the year ended December 31, 2014, we made earnout payments of approximately £6.2 million (or approximately $10.3 million based on the exchange rates as of the date of each payment). From the acquisition date through December 31, 2015, we have made earnout payments of approximately £23.8 million (or approximately $37.2 million based on the exchange rates as of the date of each payment). The earn-out contingency expired in July 2015. The change in fair value of contingent consideration for Sentrum was recorded as a reduction to operating expense of approximately $43.0 million, $8.4 million and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.
(c) Construction Commitments
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At December 31, 2015, we had open commitments related to construction contracts of approximately $157.6 million.
(d) Legal Proceedings
Although the Company is involved in legal proceedings arising in the ordinary course of business, as of December 31, 2015, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

18. Quarterly Financial Information (Digital Realty Trust, Inc.) (unaudited)
The tables below reflect selected quarterly information for the years ended December 31, 2015 and 2014. Certain amounts have been reclassified to conform to the current year presentation (in thousands, except per share amounts).

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total operating revenues	$500,443	$435,989	$420,295	$406,609
Net income (loss)	(16,573)	57,842	137,997	122,325
Net income (loss) attributable to Digital Realty Trust, Inc.	(15,983)	56,978	135,511	120,183
Preferred stock dividends	24,056	18,456	18,456	18,455
Net income (loss) available to common stockholders	(40,039)	38,522	117,055	101,728
Basic net income (loss) per share available to common stockholders	$(0.28)	$0.28	$0.86	$0.75
Diluted net income (loss) per share available to common stockholders	$(0.28)	$0.28	$0.86	$0.75

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total operating revenues	$412,216	$412,186	$401,446	$390,590
Net income (loss)	(34,795)	130,161	61,332	46,717
Net income (loss) attributable to Digital Realty Trust, Inc.	(33,813)	127,769	60,339	45,912
Preferred stock dividends	18,455	18,455	18,829	11,726
Net income (loss) available to common stockholders	(52,268)	109,314	41,510	34,186
Basic net income (loss) per share available to common stockholders	$(0.39)	$0.81	$0.31	$0.27
Diluted net income (loss) per share available to common stockholders	$(0.39)	$0.80	$0.31	$0.26

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
December 31, 2015 and 2014

19. Quarterly Financial Information (Digital Realty Trust, L.P.) (unaudited)
The tables below reflect selected quarterly information for the years ended December 31, 2015 and 2014. Certain amounts have been reclassified to conform to the current year presentation (in thousands, except per unit amounts).

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total operating revenues	$500,443	$435,989	$420,295	$406,609
Net income	(16,785)	56,689	137,997	122,325
Net income attributable to Digital Realty Trust, L.P.	(16,903)	56,572	137,888	122,209
Preferred unit distributions	24,056	18,456	18,456	18,455
Net income available to common unitholders	(40,959)	38,116	119,432	103,754
Basic net income per unit available to common unitholders	$(0.28)	$0.28	$0.86	$0.75
Diluted net income per unit available to common unitholders	$(0.28)	$0.27	$0.86	$0.75

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total operating revenues	$412,216	$412,186	$401,446	$390,590
Net income	(34,795)	130,161	61,332	46,717
Net income attributable to Digital Realty Trust, L.P.	(34,908)	130,041	61,212	46,605
Preferred unit distributions	18,455	18,455	18,829	11,726
Net income available to common unitholders	(53,363)	111,586	42,383	34,879
Basic net income per unit available to common unitholders	$(0.39)	$0.81	$0.31	$0.27
Diluted net income per unit available to common unitholders	$(0.39)	$0.80	$0.31	$0.26
20. Subsequent Events
In addition to other subsequent events discussed elsewhere within the footnotes, the following subsequent events warranted disclosure:

On January 21, 2016, the operating partnership closed on the sale of 47700 Kato Road and 1055 Page Avenue, two adjacent non-data center properties totaling 199,000 square feet in Fremont, California for $37.5 million. The sale generated net proceeds of $35.8 million, and we will recognize a gain on the sale of approximately $1.2 million in the first quarter of 2016. The properties were identified as held for sale as of December 31, 2015. 47700 Kato Road and 1055 Page Avenue were not a significant component of our U.S. portfolio nor does the sale represent a significant shift in the Company's strategy.

On February 17, 2016, the Company declared the following dividends per share. The Operating Partnership will make an equivalent distribution per unit.

Share / Unit Class	Series E Preferred Stock and Unit	Series F Preferred Stock and Unit	Series G Preferred Stock and Unit	Series H Preferred Stock and Unit	Series I Preferred Stock and Unit	Common stock and common unit
Dividend and distribution amount	$0.437500	$0.414063	$0.367188	$0.460938	$0.396875	$0.880000
Dividend and distribution payable date	March 31, 2016	March 31, 2016	March 31, 2016	March 31, 2016	March 31, 2016	March 31, 2016
Dividend and distribution payable to holders of record on	March 15, 2016	March 15, 2016	March 15, 2016	March 15, 2016	March 15, 2016	March 15, 2016
Annual equivalent rate of dividend and distribution	$1.750	$1.656	$1.469	$1.844	$1.588	$3.520

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION
December 31, 2015
(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
36 NE 2nd Street	Miami	—	1,942	—	24,184	11,693	—	1,942	—	35,877	37,819	(13,839)	2002	(A)
2323 Bryan Street	Dallas	—	1,838	—	77,604	48,808	—	1,838	—	126,412	128,250	(55,285)	2002	(A)
300 Boulevard East	New York	—	5,140	—	48,526	61,457	—	5,140	—	109,983	115,123	(56,085)	2002	(A)
2334 Lundy Place	Silicon Valley	36,714	3,607	—	23,008	67	—	3,607	—	23,075	26,682	(9,201)	2002	(A)
34551 Ardenwood Boulevard 1-4	Silicon Valley	50,477	15,330	—	32,419	9,076	—	15,330	—	41,495	56,825	(15,684)	2003	(A)
2440 Marsh Lane	Dallas	—	1,477	—	10,330	71,942	—	1,477	—	82,272	83,749	(48,495)	2003	(A)
2010 East Centennial Circle	Phoenix	—	—	1,477	16,472	57	—	—	1,322	16,529	17,851	(6,443)	2003	(A)
375 Riverside Parkway	Atlanta	—	1,250	—	11,578	31,507	—	1,250	—	43,085	44,335	(23,110)	2003	(A)
4849 Alpha Road	Dallas	—	2,983	—	10,650	42,867	—	2,983	—	53,517	56,500	(21,289)	2004	(A)
600 West Seventh Street	Los Angeles	46,000	18,478	—	50,824	55,587	—	18,478	—	106,411	124,889	(53,335)	2004	(A)
2045 & 2055 LaFayette Street	Silicon Valley	61,437	6,065	—	43,817	20	—	6,065	—	43,837	49,902	(16,221)	2004	(A)
11830 Webb Chapel Road	Dallas	—	5,881	—	34,473	2,102	—	5,881	—	36,575	42,456	(14,300)	2004	(A)
150 South First Street	Silicon Valley	48,484	2,068	—	29,214	1,495	—	2,068	—	30,709	32,777	(10,742)	2004	(A)
200 Paul Avenue	San Francisco	—	14,427	—	75,777	81,780	—	14,427	—	157,557	171,984	(64,231)	2004	(A)
1100 Space Park Drive	Silicon Valley	50,423	5,130	—	18,206	34,478	—	5,130	—	52,684	57,814	(26,014)	2004	(A)
3015 Winona Avenue	Los Angeles	—	6,534	—	8,356	6	—	6,534	—	8,362	14,896	(3,280)	2004	(A)
1125 Energy Park Drive	Minneapolis	—	2,775	—	10,761	(5,701)	(5,900)	2,775	—	5,060	7,835	(3,890)	2005	(A)
350 East Cermak Road	Chicago	—	8,466	—	103,232	225,410	—	8,620	—	328,488	337,108	(164,451)	2005	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2015
(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
8534 Concord Center Drive	Denver	—	2,181	—	11,561	121	—	2,181	—	11,682	13,863	(4,599)	2005	(A)
2401 Walsh Street	Silicon Valley	—	5,775	—	19,267	37	—	5,775	—	19,304	25,079	(6,933)	2005	(A)
2403 Walsh Street	Silicon Valley	—	5,514	—	11,695	48	—	5,514	—	11,743	17,257	(4,500)	2005	(A)
200 North Nash Street	Los Angeles	—	4,562	—	12,503	232	—	4,562	—	12,735	17,297	(5,313)	2005	(A)
731 East Trade Street	Charlotte	3,847	1,748	—	5,727	249	—	1,748	—	5,976	7,724	(2,043)	2005	(A)
113 North Myers	Charlotte	—	1,098	—	3,127	2,059	—	1,098	—	5,186	6,284	(2,013)	2005	(A)
125 North Myers	Charlotte	—	1,271	—	3,738	6,175	—	1,271	—	9,913	11,184	(6,519)	2005	(A)
Paul van Vlissingenstraat 16	Amsterdam	—	—	—	15,255	23,791	—	—	—	39,046	39,046	(12,872)	2005	(A)
600-780 S. Federal	Chicago	—	7,849	—	27,881	33,536	—	7,849	—	61,417	69,266	(13,488)	2005	(A)
115 Second Avenue	Boston	—	1,691	—	12,569	11,556	—	1,691	—	24,125	25,816	(12,957)	2005	(A)
Chemin de l’Epinglier 2	Geneva	—	—	—	20,071	(1,584)	—	—	—	18,487	18,487	(6,300)	2005	(A)
7500 Metro Center Drive	Austin	—	1,177	—	4,877	67,500	—	1,177	—	72,377	73,554	(5,775)	2005	(A)
3 Corporate Place	New York	—	2,124	—	12,678	127,334	—	2,124	—	140,012	142,136	(67,989)	2005	(A)
4025 Midway Road	Dallas	—	2,196	—	14,037	28,627	—	2,196	—	42,664	44,860	(24,747)	2006	(A)
Clonshaugh Industrial Estate	Dublin	—	—	1,444	5,569	2,625	—	—	90	8,194	8,284	(4,793)	2006	(A)
6800 Millcreek Drive	Toronto	—	1,657	—	11,352	2,279	—	1,657	—	13,631	15,288	(5,337)	2006	(A)
101 Aquila Way	Atlanta	—	1,480	—	34,797	52	—	1,480	—	34,849	36,329	(11,827)	2006	(A)
12001 North Freeway	Houston	—	6,965	—	23,492	145,311	—	6,965	—	168,803	175,768	(34,400)	2006	(A)
120 E Van Buren	Phoenix	—	4,524	—	157,822	106,684	—	4,524	—	264,506	269,030	(101,945)	2006	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2015
(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
Gyroscoopweg 2E-2F	Amsterdam	—	—	—	13,450	(2,011)	—	—	—	11,439	11,439	(3,978)	2006	(A)
Clonshaugh Industrial Estate II	Dublin	—	—	—	—	75,735	—	—	—	75,735	75,735	(32,367)	2006	(C)
600 Winter Street	Boston	—	1,429	—	6,228	456	—	1,429	—	6,684	8,113	(1,898)	2006	(A)
2300 NW 89th Place	Miami	—	1,022	—	3,767	19	—	1,022	—	3,786	4,808	(1,450)	2006	(A)
2055 East Technology Circle	Phoenix	—	—	—	8,519	27,522	—	—	—	36,041	36,041	(21,882)	2006	(A)
114 Rue Ambroise Croizat	Paris	—	12,261	—	34,051	65,181	—	9,533	—	101,960	111,493	(39,419)	2006	(A)
Unit 9, Blanchardstown Corporate Park	Dublin	—	1,927	—	40,024	14,850	—	1,573	—	55,228	56,801	(17,215)	2006	(A)
111 8th Avenue	New York	—	—	—	17,688	16,993	—	—	—	34,681	34,681	(27,068)	2006	(A)
8100 Boone Boulevard	N. Virginia	—	—	—	158	1,206	—	—	—	1,364	1,364	(1,119)	2006	(A)
21110 Ridgetop Circle	N. Virginia	—	2,934	—	14,311	1,307	—	2,934	—	15,618	18,552	(4,756)	2007	(A)
3011 Lafayette Street	Silicon Valley	—	3,354	—	10,305	49,187	—	3,354	—	59,492	62,846	(40,001)	2007	(A)
44470 Chilum Place	N. Virginia	—	3,531	—	37,360	1	—	3,531	—	37,361	40,892	(9,065)	2007	(A)
43881 Devin Shafron Drive	N. Virginia	—	4,653	—	23,631	91,427	—	4,653	—	115,058	119,711	(71,066)	2007	(A)
43831 Devin Shafron Drive	N. Virginia	—	3,027	—	16,247	1,229	—	3,027	—	17,476	20,503	(4,541)	2007	(A)
43791 Devin Shafron Drive	N. Virginia	—	3,490	—	17,444	77,073	—	3,490	—	94,517	98,007	(38,282)	2007	(A)
Mundells Roundabout	London	—	31,354	—	—	53,426	—	23,489	—	61,291	84,780	(11,536)	2007	(C)
1 Savvis Parkway	St. Louis	—	3,301	—	20,639	1,125	—	3,301	—	21,764	25,065	(5,553)	2007	(A)
1500 Space Park Drive	Silicon Valley	—	6,732	—	6,325	46,078	—	4,106	—	55,029	59,135	(40,103)	2007	(A)
Cressex 1	London	—	3,629	—	9,036	23,810	—	2,833	—	33,642	36,475	(16,677)	2007	(A)
Naritaweg 52	Amsterdam	—	—	1,192	23,441	(5,812)	—	—	888	17,629	18,517	(4,319)	2007	(A)
1 St. Anne’s Boulevard	London	—	1,490	—	1,045	(534)	—	1,128	—	873	2,001	(178)	2007	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2015
(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
2 St. Anne’s Boulevard	London	—	922	—	695	37,874	—	751	—	38,740	39,491	(4,255)	2007	(A)
3 St. Anne’s Boulevard	London	—	22,079	—	16,351	96,759	—	16,563	—	118,626	135,189	(42,834)	2007	(A)
365 South Randolphville Road	New York	—	3,019	—	17,404	275,759	—	3,019	—	293,163	296,182	(69,056)	2008	(A)
701 & 717 Leonard Street	Dallas	—	2,165	—	9,934	826	—	2,165	—	10,760	12,925	(2,204)	2008	(A)
Manchester Technopark	Manchester	—	—	—	23,918	(5,802)	—	—	—	18,116	18,116	(3,919)	2008	(A)
1201 Comstock Street	Silicon Valley	—	2,093	—	1,606	26,684	—	3,398	—	26,985	30,383	(14,210)	2008	(A)
1550 Space Park Drive	Silicon Valley	—	2,301	—	766	1,747	—	1,929	—	2,885	4,814	—	2008	(A)
1525 Comstock Street	Silicon Valley	—	2,293	—	16,216	30,616	—	2,061	—	47,064	49,125	(23,287)	2008	(A)
43830 Devin Shafron Drive	N. Virginia	—	5,509	—	—	73,468	—	5,509	—	73,468	78,977	(23,394)	2009	(C)
1232 Alma Road	Dallas	—	2,267	—	3,740	63,830	—	2,266	—	67,571	69,837	(26,467)	2009	(A)
900 Quality Way	Dallas	—	1,446	—	1,659	69,165	—	1,446	—	70,824	72,270	(10,008)	2009	(A)
1400 N. Bowser Road	Dallas	—	2,041	—	3,389	6,181	—	3,636	—	7,975	11,611	—	2009	(A)
1301 International Parkway	Dallas	—	333	—	344	76,746	—	2,131	—	75,292	77,423	(238)	2009	(A)
908 Quality Way	Dallas	—	6,730	—	4,493	13,693	—	2,067	—	22,849	24,916	(13,011)	2009	(A)
904 Quality Way	Dallas	—	760	—	744	6,814	—	1,151	—	7,167	8,318	(624)	2009	(A)
905 Security Row	Dallas	—	—	—	—	—	—	—	—	—	—	—	2009	(A)
1202 Alma Road	Dallas	—	—	—	—	44,349	—	1,921	—	42,428	44,349	(8,715)	2009	(C)
1350 Duane	Silicon Valley	—	7,081	—	69,817	61	—	7,081	—	69,878	76,959	(11,175)	2009	(A)
45901 & 45845 Nokes Boulevard	N. Virginia	—	3,437	—	28,785	450	—	3,437	—	29,235	32,672	(4,913)	2009	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2015
(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
21561 & 21571 Beaumeade Circle	N. Virginia	—	3,966	—	24,211	45	—	3,966	—	24,256	28,222	(3,767)	2009	(A)
60 & 80 Merritt	New York	—	3,418	—	71,477	92,311	—	3,418	—	163,788	167,206	(22,425)	2010	(A)
55 Middlesex	Boston	—	9,975	—	68,363	8,170	—	9,975	—	76,533	86,508	(15,970)	2010	(A)
128 First Avenue	Boston	—	5,465	—	185,348	30,328	—	5,465	—	215,676	221,141	(44,598)	2010	(A)
Cateringweg 5	Amsterdam	—	—	3,518	3,517	37,032	—	—	3,122	40,549	43,671	(4,959)	2010	(A)
1725 Comstock Street	Silicon Valley	—	3,274	—	6,567	37,900	—	3,274	—	44,467	47,741	(15,944)	2010	(A)
3015 and 3115 Alfred Street	Silicon Valley	—	6,533	—	3,725	55,645	—	6,562	—	59,341	65,903	(17,930)	2010	(A)
365 Main Street	San Francisco	—	22,854	—	158,709	22,737	—	22,854	—	181,446	204,300	(32,439)	2010	(A)
720 2nd Street	San Francisco	—	3,884	—	116,861	9,594	—	3,884	—	126,455	130,339	(20,522)	2010	(A)
2260 East El Segundo	Los Angeles	—	11,053	—	51,397	13,205	—	11,053	—	64,602	75,655	(12,276)	2010	(A)
2121 South Price Road	Phoenix	—	7,335	—	238,452	199,624	—	7,335	—	438,076	445,411	(67,279)	2010	(A)
4030 La Fayette	N. Virginia	—	2,492	—	16,912	3,517	—	2,492	—	20,429	22,921	(3,788)	2010	(A)
4040 La Fayette	N. Virginia	—	1,246	—	4,267	24,510	—	1,246	—	28,777	30,023	(1,773)	2010	(A)
4050 La Fayette	N. Virginia	—	1,246	—	4,371	35,017	—	1,246	—	39,388	40,634	(13,601)	2010	(A)
800 Central Expressway	Silicon Valley	—	8,976	—	18,155	130,755	—	8,294	—	149,592	157,886	(10,502)	2010	(A)
29A International Business Park	Singapore	—	—	—	137,545	190,975	—	—	—	328,520	328,520	(56,103)	2010	(A)
Loudoun Parkway North	N. Virginia	—	17,300	—	—	495,564	—	17,746	—	495,118	512,864	(32,184)	2011	(C)
1-23 Templar Road	Sydney	—	11,173	—	—	62,906	—	7,181	—	66,898	74,079	(6,681)	2011	(C)
Fountain Court	London	—	7,544	—	12,506	95,637	—	7,217	—	108,470	115,687	(9,995)	2011	(C)
98 Radnor Drive	Melbourne	—	4,467	—	—	91,340	—	3,215	—	92,592	95,807	(10,456)	2011	(C)
Cabot Street	Boston	—	2,386	—	—	58,806	—	2,427	—	58,765	61,192	(3,634)	2011	(C)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2015
(In thousands)

	Metropolitan Area	Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
			Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
PROPERTIES:
3825 NW Aloclek Place	Portland	—	1,689	—	—	57,201	—	1,689	—	57,201	58,890	(10,724)	2011	(C)
11085 Sun Center Drive	Sacramento	—	2,490	—	21,509	1	—	2,490	—	21,510	24,000	(2,633)	2011	(A)
Profile Park	Dublin	—	6,288	—	—	38,565	—	5,350	—	39,503	44,853	(530)	2011	(C)
1506 Moran Road	N. Virginia	—	1,527	—	—	17,185	—	1,115	—	17,597	18,712	(1,348)	2011	(A)
760 Doug Davis Drive	Atlanta	—	4,837	—	53,551	2,807	—	4,837	—	56,358	61,195	(7,712)	2011	(A)
360 Spear Street	San Francisco	—	19,828	—	56,733	(854)	—	19,828	—	55,879	75,707	(8,397)	2011	(A)
2501 S. State Hwy 121	Dallas	—	23,137	—	93,943	14,828	—	23,137	—	108,771	131,908	(17,611)	2012	(A)
9333, 9355, 9377 Grand Avenue	Chicago	—	5,686	—	14,515	259,630	—	5,960	—	273,871	279,831	(17,681)	2012	(A)
8025 North Interstate 35	Austin	5,801	2,920	—	8,512	184	—	2,920	—	8,696	11,616	(1,095)	2012	(A)
850 E Collins	Dallas	—	1,614	—	—	81,875	—	1,614	—	81,875	83,489	(6,925)	2012	(C)
950 E Collins	Dallas	—	1,546	—	—	74,994	—	1,546	—	74,994	76,540	(3,621)	2012	(C)
400 S. Akard	Dallas	—	10,075	—	62,730	1,690	—	10,075	—	64,420	74,495	(6,066)	2012	(A)
410 Commerce Boulevard	New York	—	—	—	—	29,747	—	—	—	29,747	29,747	(5,625)	2012	(C)
Unit B Prologis Park	London	—	1,683	—	104,728	(6,565)	—	1,552	—	98,294	99,846	(9,903)	2012	(A)
The Chess Building	London	—	—	7,355	219,273	9,773	—	—	7,217	229,046	236,263	(22,462)	2012	(A)
Unit 21 Goldsworth Park	London	—	17,334	—	928,129	(26,882)	—	15,800	—	902,781	918,581	(89,393)	2012	(A)
11900 East Cornell	Denver	—	3,352	—	80,640	1,758	—	3,352	—	82,398	85,750	(8,837)	2012	(A)
701 Union Boulevard	New York	—	10,045	—	6,755	27,878	—	10,045	—	34,633	44,678	—	2012	(A)
23 Waterloo Road	Sydney	—	7,112	—	3,868	(3,284)	—	4,985	—	2,711	7,696	(244)	2012	(A)
1 Rue Jean-Pierre	Paris	—	9,621	—	35,825	(8,029)	—	7,921	—	29,496	37,417	(3,209)	2012	(A)
Liet-dit le Christ de Saclay	Paris	—	3,402	—	3,090	(1,147)	—	2,801	—	2,544	5,345	(357)	2012	(A)
127 Rue de Paris	Paris	—	8,637	—	10,838	(3,441)	—	7,111	—	8,923	16,034	(1,208)	2012	(A)
17201 Waterview Parkway	Dallas	—	2,070	—	6,409	(1)	—	2,070	—	6,408	8,478	(615)	2013	(A)
1900 S. Price Road	Phoenix	—	5,380	—	16,975	320	—	5,380	—	17,295	22,675	(1,609)	2013	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2015
(In thousands)

	Metropolitan Area		Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
				Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
371 Gough Road	Toronto		—	7,394		677	67,316	—	5,700	—	69,687	75,387	(2,126)	2013	(A)
1500 Towerview Road	Minneapolis		—	10,190		20,054	3,168	—	10,190	—	23,222	33,412	(2,124)	2013	(A)
Principal Park	London		—	11,837		—	114,293	—	13,886	—	112,244	126,130	(1,991)	2013	(C)
MetCenter Business Park	Austin		—	8,604		20,314	364	—	8,604	—	20,678	29,282	(2,208)	2013	(A)
Liverpoolweg 10	Amsterdam		—	733		3,122	7,085	—	611	—	10,329	10,940	(775)	2013	(A)
DePresident	Amsterdam		—	6,737		—	6,354	—	6,774	—	6,317	13,091	—	2013	(C)
Saito Industrial Park	Osaka		—	9,649		—	1,744	—	8,321	—	3,072	11,393	—	2013	(C)
Crawley 2	London		—	24,305		—	1,741	—	22,020	—	4,026	26,046	(97)	2014	(C)
Digital Deer Park 3	Melbourne		—	1,600	—	—	29	—	1,629	—	—	1,629	—	2015	(C)
3 Loyang Way	Singapore		—	—	—	—	77,190	—	—	—	77,190	77,190	—	2015	(C)
Digital Loudoun 3	N. Virginia		—	43,000	—	—	1,445	—	44,155	—	290	44,445	(10)	2015	(C)
Digital Frankfurt	Frankfurt		—	5,543	—	—	1,121	—	6,664	—	—	6,664	—	2015	(C)
56 Marietta Street	Atlanta		—	1,700	—	211,397	1,116	—	1,700	—	212,513	214,213	(2,136)	2015	(A)
2 Peekay Drive	New York		—	—	—	115,439	3,102	—	—	—	118,541	118,541	(1,575)	2015	(A)
100 Delawanna Avenue	New York		—	3,600	—	85,438	682	—	3,600	—	86,120	89,720	(742)	2015	(A)
60 Hudson Street	New York		—	—	—	32,280	945	—	—	—	33,225	33,225	(715)	2015	(A)
32 Avenue of the Americas	New York		—	—	—	30,980	465	—	—	—	31,445	31,445	(514)	2015	(A)
3433 S 120th Place	Seattle		—	—	—	11,688	240	—	—	—	11,928	11,928	(359)	2015	(A)
8435 Stemmons Freeway	Dallas		—	—	—	5,023	121	—	—	—	5,144	5,144	(148)	2015	(A)
2625 Walsh Avenue	Silicon Valley		—	—	—	4,276	536	—	—	—	4,812	4,812	(72)	2015	(A)
111 8th Avenue - Telx	New York	(3)	—	—	—	42,454	818		—	—	43,272	43,272	(1,084)	2015	(A)
350 East Cermak Road - Telx	Chicago	(3)	—	—	—	13,933	405	—	—	—	14,338	14,338	(303)	2015	(A)
200 Paul Avenue - Telx	San Francisco	(3)	—	—	—	6,719	243	—	—	—	6,962	6,962	(142)	2015	(A)
2323 Bryan Street - Telx	Dallas	(3)	—	—	—	5,191	157	—	—	—	5,348	5,348	(108)	2015	(A)
600 W. 7th Street - Telx	Los Angeles	(3)	—	—	—	3,689	101	—	—	—	3,790	3,790	(89)	2015	(A)
3825 NW Aloclek Place - Telx	Portland	(3)	—	—	—	3,131	137	—	—	—	3,268	3,268	(39)	2015	(A)
120 E. Van Buren Street - Telx	Phoenix	(3)	—	—	—	2,848	(351)	—	—	—	2,497	2,497	(53)	2015	(A)
36 NE 2nd Street - Telx	Miami	(3)	—	—	—	1,842	36	—	—	—	1,878	1,878	(42)	2015	(A)
600-780 S. Federal Street - Telx	Chicago	(3)	—	—	—	1,815	30	—	—	—	1,845	1,845	(39)	2015	(A)

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION- (Continued)
December 31, 2015
(In thousands)

	Metropolitan Area		Encumbrances	Initial costs			Costs capitalized subsequent to acquisition		Total costs				Accumulated depreciation and amortization	Date of acquisition or construction	Acquisition (A) or construction (C)
				Land	Acquired ground lease	Buildings and improvements	Improvements	Carrying costs	Land	Acquired ground lease	Buildings and improvements	Total
113 N. Myers Street - Telx	Charlotte	(3)	—	—	—	476	27	—	—	—	503	503	(7)	2015	(A)
1100 Space Park Drive - Telx	Silicon Valley	(3)	—	—	—	352	11	—	—	—	363	363	(10)	2015	(A)
300 Boulevard East - Telx	New York	(3)	—	—	—	197	19	—	—	—	216	216	(5)	2015	(A)
Other			—	8,298		—	14,839	—	—	—	23,137	23,137	(8,096)
			303,183	731,863	14,986	5,014,720	5,156,151	(5,900)	689,573	12,639	10,213,161	10,915,373	(2,251,268)

(1)	The balance shown includes an unamortized premium of $427.

(2)	The balance shown includes an unamortized premium of $12.

(3)	Represents properties acquired in the Telx Acquisition.

DIGITAL REALTY TRUST, INC.
DIGITAL REALTY TRUST, L.P.
NOTES TO SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION
December 31, 2015
(In thousands)

(1) Tax Cost
The aggregate gross cost of the Company’s properties for federal income tax purposes approximated $11.7 billion (unaudited) as of December 31, 2015.

(2) Historical Cost and Accumulated Depreciation and Amortization
The following table reconciles the historical cost of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2015.

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of year	$9,982,612	$9,879,578	$8,742,519
Additions during period (acquisitions and improvements)	1,133,263	560,307	1,345,046
Deductions during period (dispositions, impairments and assets held for sale)	(200,502)	(457,273)	(207,987)
Balance, end of year	$10,915,373	$9,982,612	$9,879,578
The following table reconciles accumulated depreciation and amortization of the Company’s properties for financial reporting purposes for each of the years in the three-year period ended December 31, 2015.

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of year	$1,874,054	$1,565,996	$1,206,017
Additions during period (depreciation and amortization expense)	429,057	413,652	386,935
Deductions during period (dispositions and assets held for sale)	(51,843)	(105,594)	(26,956)
Balance, end of year	$2,251,268	$1,874,054	$1,565,996
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
As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the company carried out an evaluation, under the supervision and with participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2015. Based on the foregoing, the company’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.
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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the operating partnership carried out an evaluation, under the supervision and with participation of the chief executive officer and chief financial officer of its general partner, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2015. Based on the foregoing, the operating partnership’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the operating partnership’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
We have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure. We have furnished to the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2015, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 906 of the Sarbanes Oxley Act. In addition, as required by Section 303A.12 of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE.

ITEM 11.    EXECUTIVE COMPENSATION
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information concerning our security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

 ITEM 15.    EXHIBITS.

Exhibit Number	Description

2.2
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

4.3
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

4.6
Indenture, dated as of March 8, 2011, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on March 8, 2011).

4.7
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

4.8
Indenture, dated as of September 24, 2012, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on September 24, 2012).

4.9
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

4.10
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

4.11
Specimen Certificate for Digital Realty Trust, Inc.’s 5.875% Series G Cumulative Redeemable Preferred Stock (incorporated by reference to Digital Realty Trust, Inc.’s Registration Statement on Form 8-A filed on April 4, 2013).

4.12
Specimen Certificate for Digital Realty Trust, Inc.’s 7.375% Series H Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form 8-A filed on March 21, 2014).

4.13
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

4.14
Indenture, dated as of June 23, 2015, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on June 23, 2015).

4.15
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

4.16
Specimen Certificate for Digital Realty Trust, Inc.’s 6.350% Series I Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form 8-A filed on August 21, 2015).

4.17
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

4.18
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

10.10†	Form of Amendment to Employment Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.11†
Second Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 6, 2009).

10.12†
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

10.16†
First Amendment to Employment Agreement, dated December 4, 2008, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and David J. Caron (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 9, 2011).

10.17†
Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2014).

10.18†
Fourth Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 7, 2012).

10.19*
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

10.20*
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

10.21
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

10.22*
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

10.23
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

10.24
Amendment No. 1 to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of August 15, 2013, between Digital Realty Trust, L.P. and Prudential Investment Management, Inc. (incorporated by reference to the Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 12, 2013).

10.25
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

10.26†
Digital Realty Deferred Compensation Plan (incorporated by reference to Exhibit 10.33 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 28, 2014).

10.27†
Form of Class D Profits Interest Unit Agreement (incorporated by reference to Exhibit 10.34 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 28, 2014).

10.28†
Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.35 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 28, 2014).

10.29†
Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.36 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 28, 2014).

10.30†
Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 24, 2014).

10.31†
Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 7, 2014).

10.32†
First Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan. (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2014).

10.33†
Second Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.44 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on March 2, 2015).

10.34†
First Amendment to Digital Realty Deferred Compensation Plan (incorporated by reference to Exhibit 10.45 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on March 2, 2015).

10.35†
Second Amendment to Digital Realty Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 6, 2015).

10.36†
Fifth Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan. (incorporated by reference to exhibit 10.46 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on March 2, 2015).

10.37
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

10.38†
Employment Agreement, dated as of April 16, 2015, by and among Digital Realty Trust, Inc., DLR LLC and Andrew P. Power (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on April 16, 2015).

10.39†
Employment Agreement, dated as of April 16, 2015, by and among Digital Realty Trust, Inc., DLR LLC and Jarrett B. Appleby (incorporated by reference to Exhibit 10.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on April 16, 2015).

10.40
Release of Guarantors, dated as of April 27, 2015, executed by Digital Realty Trust, L.P., Prudential Investment Management, Inc., and the other Purchasers party to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011 (incorporated by reference to Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 6, 2015).

10.41
Release of Guarantors, dated as of June 30, 2015, executed by Digital Realty Trust, L.P., Prudential Investment Management, Inc., and the other Purchasers party to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011 (incorporated by reference to Exhibit 10.4 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 6, 2015).

10.42
Joinder to Multiparty Guaranty, dated as of June 30, 2015, executed by the Additional Guarantor listed thereto pursuant to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011 (incorporated by reference to Exhibit 10.5 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 6, 2015).

10.43†
Digital Realty Trust, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 6, 2015).

10.44†
First Amendment to Digital Realty Trust, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 of Digital Realty Trust, Inc. filed on October 7, 2015).

10.45†
Settlement Agreement and General Release, dated as of July 22, 2015, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P., DLR LLC and Michael F. Foust (incorporated by reference to Exhibit 10.7 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 6, 2015).

10.46†
Separation and Consulting Agreement, dated March 13, 2015, by and among David Caron, the Company and the Operating Partnership (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on March 19, 2015).

10.47†
Employment Agreement, dated as of November 10, 2015, by and among Digital Realty Trust, Inc., DLR, LLC and Scott E. Peterson (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 16, 2015).

10.48#
Global Senior Credit Agreement, dated as of January 15, 2016, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the subsidiary borrowers and guarantors named therein, Citibank, N.A., as administrative agent, Bank of America, N.A., and JPMorgan Chase Bank, N.A., as syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein.

10.49#
Term Loan Agreement, dated as of January 15, 2016, among Digital Realty Trust, L.P., and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, and Digital Realty Trust, Inc., as parent guarantor, the additional guarantors party thereto, as additional guarantors, the initial lenders named therein, as the initial lenders, Citibank, N.A., as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated , Citigroup Global Markets Inc., J.P. Morgan Securities LLC, the Bank of Nova Scotia and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners for the 5-year term loan, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, U.S. Bank National Association and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners for the 7-year term loan.

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

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-K for the year ended December 31, 2015, formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014; (ii) Consolidated Income Statements for each of the years in the three-year period ended December 31, 2015; (iii) Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for each of the years in the three-year period ended December 31, 2015; (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2015; and (v) Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.

*	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the Securities and Exchange Commission.

#
Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

By:	/s/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer

Date: February 29, 2016
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints A. William Stein, Andrew P. Power and Joshua A. Mills, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DENNIS E. SINGLETON	Chairman of the Board	February 29, 2016
Dennis E. Singleton

/S/ A. WILLIAM STEIN	Chief Executive Officer (Principal Executive Officer)	February 29, 2016
A. William Stein

/S/ ANDREW P. POWER	Chief Financial Officer (Principal Financial Officer)	February 29, 2016
Andrew P. Power

/S/ EDWARD F. SHAM	Sr. Vice President and Controller (Principal Accounting Officer)	February 29, 2016
Edward F. Sham

/S/ LAURENCE A. CHAPMAN	Director	February 29, 2016
Laurence A. Chapman

Signature	Title	Date
/S/ KATHLEEN EARLEY	Director	February 29, 2016
Kathleen Earley

/S/ KEVIN J. KENNEDY	Director	February 29, 2016
Kevin J. Kennedy

/S/ WILLIAM G. LAPERCH	Director	February 29, 2016
William G. LaPerch

/S/ ROBERT H. ZERBST	Director	February 29, 2016
Robert H. Zerbst

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By:	Digital Realty Trust, Inc., Its General Partner

By:	/s/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer

Date: February 29, 2016

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints A. William Stein, Andrew P. Power and Joshua A. Mills, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DENNIS E. SINGLETON	Chairman of the Board	February 29, 2016
Dennis E. Singleton

/S/ A. WILLIAM STEIN	Chief Executive Officer (Principal Executive Officer)	February 29, 2016
A. William Stein

/S/ ANDREW P. POWER	Chief Financial Officer (Principal Financial Officer)	February 29, 2016
Andrew P. Power

/S/ EDWARD F. SHAM	Sr. Vice President and Controller (Principal Accounting Officer)	February 29, 2016
Edward F. Sham

Signature	Title	Date
/S/ LAUARENCE A. CHAPMAN	Director	February 29, 2016
Laurence A. Chapman

/S/ KATHLEEN EARLEY	Director	February 29, 2016
Kathleen Earley

/S/ KEVIN J. KENNEDY	Director	February 29, 2016
Kevin J. Kennedy

/S/ WILLIAM G. LAPERCH	Director	February 29, 2016
William G. LaPerch

/S/ ROBERT H. ZERBST	Director	February 29, 2016
Robert H. Zerbst

Exhibit Index

Exhibit Number	Description

2.2
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

4.3
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

4.6
Indenture, dated as of March 8, 2011, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on March 8, 2011).

4.7
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

Exhibit Number	Description
4.8
Indenture, dated as of September 24, 2012, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on September 24, 2012).

4.9
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

4.10
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

4.11
Specimen Certificate for Digital Realty Trust, Inc.’s 5.875% Series G Cumulative Redeemable Preferred Stock (incorporated by reference to Digital Realty Trust, Inc.’s Registration Statement on Form 8-A filed on April 4, 2013).

4.12
Specimen Certificate for Digital Realty Trust, Inc.’s 7.375% Series H Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form 8-A filed on March 21, 2014).

4.13
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

4.14
Indenture, dated as of June 23, 2015, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on June 23, 2015).

4.15
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

4.16
Specimen Certificate for Digital Realty Trust, Inc.’s 6.350% Series I Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Registration Statement on Form 8-A filed on August 21, 2015).

4.17
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

4.18
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

Exhibit Number	Description
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

10.10†	Form of Amendment to Employment Agreement (incorporated by reference to Exhibit 10.44 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on March 2, 2009).

10.11†
Second Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to Digital Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed on August 6, 2009).

10.12†
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

10.16†
First Amendment to Employment Agreement, dated December 4, 2008, among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and David J. Caron (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on May 9, 2011).

10.17†
Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2014).

Exhibit Number	Description
10.18†
Fourth Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 7, 2012).

10.19*
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

10.20*
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

10.21
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

10.22*
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

10.23
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

10.24
Amendment No. 1 to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of August 15, 2013, between Digital Realty Trust, L.P. and Prudential Investment Management, Inc. (incorporated by reference to the Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 12, 2013).

10.25
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

Exhibit Number	Description
10.26†
Digital Realty Deferred Compensation Plan (incorporated by reference to Exhibit 10.33 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 28, 2014).

10.27†
Form of Class D Profits Interest Unit Agreement (incorporated by reference to Exhibit 10.34 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 28, 2014).

10.28†
Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.35 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 28, 2014).

10.29†
Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.36 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 28, 2014).

10.30†
Employment Agreement among Digital Realty Trust, Inc., DLR, LLC and A. William Stein (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 24, 2014).

10.31†
Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 7, 2014).

10.32†
First Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan. (incorporated by reference to Exhibit 10.1 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 7, 2014).

10.33†
Second Amendment to Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.44 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on March 2, 2015).

10.34†
First Amendment to Digital Realty Deferred Compensation Plan (incorporated by reference to Exhibit 10.45 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on March 2, 2015).

10.35†
Second Amendment to Digital Realty Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 6, 2015).

10.36†
Fifth Amendment to First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan. (incorporated by reference to exhibit 10.46 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on March 2, 2015).

10.37
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

10.38†
Employment Agreement, dated as of April 16, 2015, by and among Digital Realty Trust, Inc., DLR LLC and Andrew P. Power (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on April 16, 2015).

10.39†
Employment Agreement, dated as of April 16, 2015, by and among Digital Realty Trust, Inc., DLR LLC and Jarrett B. Appleby (incorporated by reference to Exhibit 10.2 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on April 16, 2015).

Exhibit Number	Description
10.40
Release of Guarantors, dated as of April 27, 2015, executed by Digital Realty Trust, L.P., Prudential Investment Management, Inc., and the other Purchasers party to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011 (incorporated by reference to Exhibit 10.3 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 6, 2015).

10.41
Release of Guarantors, dated as of June 30, 2015, executed by Digital Realty Trust, L.P., Prudential Investment Management, Inc., and the other Purchasers party to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011 (incorporated by reference to Exhibit 10.4 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 6, 2015).

10.42
Joinder to Multiparty Guaranty, dated as of June 30, 2015, executed by the Additional Guarantor listed thereto pursuant to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of November 3, 2011 (incorporated by reference to Exhibit 10.5 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 6, 2015).

10.43†
Digital Realty Trust, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 6, 2015).

10.44†
First Amendment to Digital Realty Trust, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 of Digital Realty Trust, Inc. filed on October 7, 2015).

10.45†
Settlement Agreement and General Release, dated as of July 22, 2015, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P., DLR LLC and Michael F. Foust (incorporated by reference to Exhibit 10.7 to the Combined Quarterly Report on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on August 6, 2015).

10.46†
Separation and Consulting Agreement, dated March 13, 2015, by and among David Caron, the Company and the Operating Partnership (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on March 19, 2015).

10.47†
Employment Agreement, dated as of November 10, 2015, by and among Digital Realty Trust, Inc., DLR, LLC and Scott E. Peterson (incorporated by reference to Exhibit 10.1 to the Combined Current Report on Form 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on November 16, 2015).

10.48#
Global Senior Credit Agreement, dated as of January 15, 2016, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the subsidiary borrowers and guarantors named therein, Citibank, N.A., as administrative agent, Bank of America, N.A., and JPMorgan Chase Bank, N.A., as syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein.

10.49#
Term Loan Agreement, dated as of January 15, 2016, among Digital Realty Trust, L.P., and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, and Digital Realty Trust, Inc., as parent guarantor, the additional guarantors party thereto, as additional guarantors, the initial lenders named therein, as the initial lenders, Citibank, N.A., as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated , Citigroup Global Markets Inc., J.P. Morgan Securities LLC, the Bank of Nova Scotia and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners for the 5-year term loan, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, U.S. Bank National Association and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners for the 7-year term loan.

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

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-K for the year ended December 31, 2015, formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014; (ii) Consolidated Income Statements for each of the years in the three-year period ended December 31, 2015; (iii) Consolidated Statements of Equity and Comprehensive Income/Statements of Capital and Comprehensive Income for each of the years in the three-year period ended December 31, 2015; (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2015; and (v) Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.

*	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the Securities and Exchange Commission.

#
Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the Securities and Exchange Commission.