Form 10-K/A
period 2015-12-31
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2016-04-01
CIK 1297996, 1494877

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
The aggregate market value of the common equity held by non-affiliates of Digital Realty Trust, Inc. as of June 30, 2015 totaled approximately $9 billion based on the closing price for Digital Realty Trust, Inc.’s common stock on that day as reported by the New York Stock Exchange. Such value excludes common stock held by executive officers, directors and 10% or greater stockholders as of June 30, 2015. The identification of 10% or greater stockholders as of June 30, 2015 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2015. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

There is no public trading market for the common units of Digital Realty Trust, L.P. As a result, the aggregate market value of the common units held by non-affiliates of Digital Realty Trust, L.P. cannot be determined.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Digital Realty Trust, Inc.:

Class	Outstanding at March 31, 2016
Common Stock, $.01 par value per share	146,797,648
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference portions of Digital Realty Trust, Inc.’s Proxy Statement for its 2016 Annual Meeting of Stockholders filed with the U.S. Securities and Exchange Commission on March 31, 2016.

EXPLANATORY NOTE
This Amendment No. 1 (“Amendment No. 1”) on Form 10-K/A amends the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Filing”) of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed with the U.S. Securities and Exchange Commission on February 29, 2016. We are filing this Amendment No. 1 to amend and restate Exhibits 21.1 and 21.2 to include additional subsidiaries that were inadvertently omitted from the Original Filing.
This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing.

PART III

ITEM 15.    EXHIBITS.

Exhibit Number	Description

21.1	List of Subsidiaries of Digital Realty Trust, Inc.

21.2	List of Subsidiaries of Digital Realty Trust, L.P.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

By:	/s/ Joshua A. Mills
Joshua A. Mills Senior Vice President, General Counsel and Secretary

Date: April 1, 2016

Signature		Date

*	Chairman of the Board	April 1, 2016
Dennis E. Singleton

*	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2016
A. William Stein

*	Chief Financial Officer (Principal Financial Officer)	April 1, 2016
Andrew P. Power

*	Sr. Vice President and Controller (Principal Accounting Officer)	April 1, 2016
Edward F. Sham

*	Director	April 1, 2016
Laurence A. Chapman

*	Director	April 1, 2016
Kathleen Earley

*	Director	April 1, 2016
Kevin J. Kennedy

*	Director	April 1, 2016
William G. LaPerch

*	Director	April 1, 2016
Robert H. Zerbst

*By: /s/ Joshua A. Mills		April 1, 2016
Attorney in Fact

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By:	Digital Realty Trust, Inc., Its General Partner

By:	/s/ Joshua A. Mills
Joshua A. Mills Senior Vice President, General Counsel and Secretary

Date: April 1, 2016

Signature	Title	Date

*	Chairman of the Board	April 1, 2016
Dennis E. Singleton

*	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2016
A. William Stein

*	Chief Financial Officer (Principal Financial Officer)	April 1, 2016
Andrew P. Power

*	Sr. Vice President and Controller (Principal Accounting Officer)	April 1, 2016
Edward F. Sham

*	Director	April 1, 2016
Laurence A. Chapman

*	Director	April 1, 2016
Kathleen Earley

*	Director	April 1, 2016
Kevin J. Kennedy

*	Director	April 1, 2016
William G. LaPerch

*	Director	April 1, 2016
Robert H. Zerbst

*By: /s/ Joshua A. Mills		April 1, 2016
Attorney in Fact

Exhibit Index

Exhibit Number	Description

21.1	List of Subsidiaries of Digital Realty Trust, Inc.

21.2	List of Subsidiaries of Digital Realty Trust, L.P.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.