Form 10-Q
period 2016-03-31
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2016-05-06
CIK 1297996, 1494877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

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
Digital Realty Trust, Inc.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Digital Realty Trust, L.P.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Digital Realty Trust, Inc.:

Class	Outstanding at May 3, 2016
Common Stock, $.01 par value per share	146,823,802

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2016 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P., a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.
Digital Realty Trust, Inc. is a real estate investment trust, or REIT, and the sole general partner of Digital Realty Trust, L.P. As of March 31, 2016, Digital Realty Trust, Inc. owned an approximate 98.3% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 1.7% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of Digital Realty Trust, Inc. As of March 31, 2016, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$694,115	$689,573
Acquired ground leases	12,650	12,639
Buildings and improvements	9,855,940	9,676,427
Tenant improvements	540,207	536,734
Total investments in properties	11,102,912	10,915,373
Accumulated depreciation and amortization	(2,380,400)	(2,251,268)
Net investments in properties	8,722,512	8,664,105
Investment in unconsolidated joint ventures	106,008	106,107
Net investments in real estate	8,828,520	8,770,212
Cash and cash equivalents	31,134	57,053
Accounts and other receivables, net of allowance for doubtful accounts of $3,913 and $5,844 as of March 31, 2016 and December 31, 2015, respectively	180,456	177,398
Deferred rent	412,579	403,327
Acquired above-market leases, net	30,107	32,698
Goodwill	330,664	330,664
Acquired in-place lease value, deferred leasing costs and intangibles, net	1,368,340	1,391,659
Restricted cash	19,599	18,009
Assets held for sale	145,087	180,139
Other assets	75,489	54,904
Total assets	$11,421,975	$11,416,063
LIABILITIES AND EQUITY
Global revolving credit facility	$677,869	$960,271
Unsecured term loan	1,566,185	923,267
Unsecured senior notes, net of discount	3,662,753	3,712,569
Mortgage loans, including premiums	249,923	302,930
Accounts payable and other accrued liabilities	570,652	608,343
Accrued dividends and distributions	—	126,925
Acquired below-market leases, net	96,475	101,114
Security deposits and prepaid rents	147,934	138,347
Obligations associated with assets held for sale	4,974	5,795
Total liabilities	6,976,765	6,879,561
Commitments and contingencies
Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value per share, 70,000,000 shares authorized:
Series E Cumulative Redeemable Preferred Stock, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per share), 11,500,000 and 11,500,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	277,172	277,172
Series F Cumulative Redeemable Preferred Stock, 6.625%, $182,500 and $182,500 liquidation preference, respectively ($25.00 per share), 7,300,000 and 7,300,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	176,191	176,191
Series G Cumulative Redeemable Preferred Stock, 5.875%, $250,000 and $250,000 liquidation preference, respectively ($25.00 per share), 10,000,000 and 10,000,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	241,468	241,468
Series H Cumulative Redeemable Preferred Stock, 7.375%, $365,000 and $365,000 liquidation preference, respectively ($25.00 per share), 14,600,000 and 14,600,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	353,290	353,290
Series I Cumulative Redeemable Preferred Stock, 6.350%, $250,000 and $250,000 liquidation preference, respectively ($25.00 per share), 10,000,000 and 10,000,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	242,014	242,014
Common Stock: $0.01 par value, 215,000,000 shares authorized, 146,797,648 and 146,384,247 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,459	1,456
Additional paid-in capital	4,659,484	4,655,220
Accumulated dividends in excess of earnings	(1,440,028)	(1,350,089)
Accumulated other comprehensive loss, net	(104,252)	(96,590)
Total stockholders’ equity	4,406,798	4,500,132
Noncontrolling Interests:
Noncontrolling interests in operating partnership	31,648	29,612
Noncontrolling interests in consolidated joint ventures	6,764	6,758
Total noncontrolling interests	38,412	36,370
Total equity	4,445,210	4,536,502
Total liabilities and equity	$11,421,975	$11,416,063
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Operating Revenues:
Rental	$371,128	$317,804
Tenant reimbursements	84,218	85,829
Interconnection and other	46,963	1,362
Fee income	1,799	1,614
Other	91	—
Total operating revenues	504,199	406,609
Operating Expenses:
Rental property operating and maintenance	154,169	124,563
Property taxes	27,331	23,263
Insurance	2,412	2,155
Change in fair value of contingent consideration	—	(43,034)
Depreciation and amortization	169,016	129,073
General and administrative	31,256	21,194
Transactions	1,900	93
Other	(1)	(16)
Total operating expenses	386,083	257,291
Operating income	118,116	149,318
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	4,078	4,618
Gain on sale of properties	1,097	17,820
Interest and other (expense) income	(624)	(2,290)
Interest expense	(57,261)	(45,466)
Tax expense	(2,109)	(1,675)
Loss from early extinguishment of debt	(964)	—
Net income	62,333	122,325
Net income attributable to noncontrolling interests	(784)	(2,142)
Net income attributable to Digital Realty Trust, Inc.	61,549	120,183
Preferred stock dividends	(22,424)	(18,455)
Net income available to common stockholders	$39,125	$101,728
Net income per share available to common stockholders:
Basic	$0.27	$0.75
Diluted	$0.27	$0.75
Weighted average common shares outstanding:
Basic	146,565,564	135,704,525
Diluted	147,433,194	136,128,800
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$62,333	$122,325
Other comprehensive income:
Foreign currency translation adjustments	(1,441)	(45,843)
Decrease in fair value of interest rate swaps	(7,409)	(2,417)
Reclassification to interest expense from interest rate swaps	1,058	818
Comprehensive income	54,541	74,883
Comprehensive income attributable to noncontrolling interests	(654)	(1,216)
Comprehensive income attributable to Digital Realty Trust, Inc.	$53,887	$73,667
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2015	$1,290,135	146,384,247	$1,456	$4,655,220	$(1,350,089)	$(96,590)	$4,500,132	$29,612	$6,758	$36,370	$4,536,502
Conversion of units to common stock	—	252,521	3	2,927	—	—	2,930	(2,930)	—	(2,930)	—
Issuance of unvested restricted stock, net of forfeitures	—	122,209	—	—	—	—	—	—	—	—	—
Common stock offering costs, net	—	—	—	137	—	—	137	—	—	—	137
Exercise of stock options	—	28,345	—	1,147	—	—	1,147	—	—	—	1,147
Shares issued under employee stock purchase plan	—	10,326	—	658	—	—	658	—	—	—	658
Amortization of share-based compensation	—	—	—	6,314	—	—	6,314	—	—	—	6,314
Reclassification of vested share-based awards	—	—	—	(6,919)	—	—	(6,919)	6,919	—	6,919	—
Dividends declared on preferred stock	—	—	—	—	(22,424)	—	(22,424)	—	—	—	(22,424)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(129,064)	—	(129,064)	(2,486)	—	(2,486)	(131,550)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	—	(115)	(115)	(115)
Net income	—	—	—	—	61,549	—	61,549	663	121	784	62,333
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	(1,417)	(1,417)	(24)	—	(24)	(1,441)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	(7,285)	(7,285)	(124)	—	(124)	(7,409)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	1,040	1,040	18	—	18	1,058
Balance as of March 31, 2016	$1,290,135	146,797,648	$1,459	$4,659,484	$(1,440,028)	$(104,252)	$4,406,798	$31,648	$6,764	$38,412	$4,445,210
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$62,333	$122,325
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of properties	(1,097)	(17,820)
Equity in earnings of unconsolidated joint ventures	(4,078)	(4,618)
Change in fair value of accrued contingent consideration	—	(43,034)
Distributions from unconsolidated joint ventures	4,115	3,436
Write-off of net assets due to early lease terminations	(1)	(30)
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	127,175	111,696
Amortization of share-based compensation	4,304	2,965
(Recovery of) allowance for doubtful accounts	(1,931)	137
Amortization of deferred financing costs	2,260	2,216
Loss on early extinguishment of debt	964	—
Amortization of debt discount/premium	611	484
Amortization of acquired in-place lease value and deferred leasing costs	41,841	17,379
Amortization of acquired above-market leases and acquired below-market leases, net	(2,266)	(2,324)
Changes in assets and liabilities:
Restricted cash	(1,249)	(399)
Accounts and other receivables	3,221	18,731
Deferred rent	(7,456)	(13,369)
Deferred leasing costs	(4,147)	(4,494)
Other assets	(15,424)	(14,849)
Accounts payable and other accrued liabilities	(39,321)	(42,482)
Security deposits and prepaid rents	9,507	2,972
Net cash provided by operating activities	179,361	138,922
Cash flows from investing activities:
Acquisitions of real estate	(1,329)	—
Proceeds from sale of properties, net	35,769	43,274
Investment in unconsolidated joint ventures	(11)	(7,547)
Receipt of value added tax refund	951	14,115
Refundable value added tax paid	(4,319)	(12,403)
Change in restricted cash	(42)	(75)
Improvements to investments in real estate	(183,890)	(183,817)
Improvement advances to tenants	(9,617)	(8,040)
Collection of advances from tenants for improvements	8,318	5,423
Net cash used in investing activities	(154,170)	(149,070)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from financing activities:
Borrowings on revolving credit facility	$692,593	$540,142
Repayments on revolving credit facility	(975,287)	(213,468)
Borrowings on unsecured term loan	766,201	—
Repayments on unsecured term loan	(150,873)	—
Repayments on unsecured notes	(25,000)	(67,000)
Principal payments on mortgage loans	(53,041)	(2,255)
Earnout payments related to acquisition	(12,129)	—
Change in restricted cash	(295)	51
Payment of loan fees and costs	(14,207)	(68)
Capital distributions paid to noncontrolling interests in consolidated joint ventures, net	(115)	(99)
Common and preferred stock offering costs paid, net	137	(148)
Proceeds from equity plans	1,805	334
Payment of dividends to preferred stockholders	(22,424)	(18,455)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(258,475)	(232,878)
Net cash (used in) provided by financing activities	(51,110)	6,156
Net decrease in cash and cash equivalents	(25,919)	(3,992)
Cash and cash equivalents at beginning of period	57,053	41,321
Cash and cash equivalents at end of period	$31,134	$37,329

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$61,678	$63,289
Cash paid for income taxes	1,541	1,185
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(1,441)	$(45,843)
Decrease in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(7,409)	(2,417)
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	2,930	857
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	108,251	173,246
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	$1,329	$—
Cash paid for acquisition of real estate	$1,329	$—
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$694,115	$689,573
Acquired ground leases	12,650	12,639
Buildings and improvements	9,855,940	9,676,427
Tenant improvements	540,207	536,734
Total investments in properties	11,102,912	10,915,373
Accumulated depreciation and amortization	(2,380,400)	(2,251,268)
Net investments in properties	8,722,512	8,664,105
Investment in unconsolidated joint ventures	106,008	106,107
Net investments in real estate	8,828,520	8,770,212
Cash and cash equivalents	31,134	57,053
Accounts and other receivables, net of allowance for doubtful accounts of $3,913 and $5,844 as of March 31, 2016 and December 31, 2015, respectively	180,456	177,398
Deferred rent	412,579	403,327
Acquired above-market leases, net	30,107	32,698
Goodwill	330,664	330,664
Acquired in-place lease value, deferred leasing costs and intangibles, net	1,368,340	1,391,659
Restricted cash	19,599	18,009
Assets held for sale	145,087	180,139
Other assets	75,489	54,904
Total assets	$11,421,975	$11,416,063
LIABILITIES AND CAPITAL
Global revolving credit facility	$677,869	$960,271
Unsecured term loan	1,566,185	923,267
Unsecured senior notes, net of discount	3,662,753	3,712,569
Mortgage loans, including premiums	249,923	302,930
Accounts payable and other accrued liabilities	572,017	609,708
Accrued dividends and distributions	—	126,925
Acquired below-market leases, net	96,475	101,114
Security deposits and prepaid rents	147,934	138,347
Obligations associated with assets held for sale	4,974	5,795
Total liabilities	6,978,130	6,880,926
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
Series E Cumulative Redeemable Preferred Units, 7.000%, $287,500 and $287,500 liquidation preference, respectively ($25.00 per unit), 11,500,000 and 11,500,000 units issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	277,172	277,172
Series F Cumulative Redeemable Preferred Units, 6.625%, $182,500 and $182,500 liquidation preference, respectively ($25.00 per unit), 7,300,000 and 7,300,000 units issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	176,191	176,191
Series G Cumulative Redeemable Preferred Units, 5.875%, $250,000 and $250,000 liquidation preference, respectively ($25.00 per unit), 10,000,000 and 10,000,000 units issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	241,468	241,468
Series H Cumulative Redeemable Preferred Units, 7.375%, $365,000 and $365,000 liquidation preference, respectively ($25.00 per unit), 14,600,000 and 14,600,000 units issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	353,290	353,290
Series I Cumulative Redeemable Preferred Units, 6.350%, $250,000 and $250,000 liquidation preference, respectively ($25.00 per unit), 10,000,000 and 10,000,000 units issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	242,014	242,014
Common units:
146,797,648 and 146,384,247 units issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	3,219,550	3,305,222
Limited partners, 1,221,314 and 1,421,314 common units, 995,999 and 1,170,610 profits interest units and 379,237 and 379,237 class C units outstanding as of March 31, 2016 and December 31, 2015, respectively	36,152	33,986
Accumulated other comprehensive loss	(108,756)	(100,964)
Total partners’ capital	4,437,081	4,528,379
Noncontrolling interests in consolidated joint ventures	6,764	6,758
Total capital	4,443,845	4,535,137
Total liabilities and capital	$11,421,975	$11,416,063
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2016	2015
Operating Revenues:
Rental	$371,128	$317,804
Tenant reimbursements	84,218	85,829
Interconnection and other	46,963	1,362
Fee income	1,799	1,614
Other	91	—
Total operating revenues	504,199	406,609
Operating Expenses:
Rental property operating and maintenance	154,169	124,563
Property taxes	27,331	23,263
Insurance	2,412	2,155
Change in fair value of contingent consideration	—	(43,034)
Depreciation and amortization	169,016	129,073
General and administrative	31,256	21,194
Transactions	1,900	93
Other	(1)	(16)
Total operating expenses	386,083	257,291
Operating income	118,116	149,318
Other Income (Expenses):
Equity in earnings of unconsolidated joint ventures	4,078	4,618
Gain on sale of properties	1,097	17,820
Interest and other (expense) income	(624)	(2,290)
Interest expense	(57,261)	(45,466)
Tax expense	(2,109)	(1,675)
Loss from early extinguishment of debt	(964)	—
Net income	62,333	122,325
Net income attributable to noncontrolling interests in consolidated joint ventures	(121)	(116)
Net income attributable to Digital Realty Trust, L.P.	62,212	122,209
Preferred units distributions	(22,424)	(18,455)
Net income available to common unitholders	$39,788	$103,754
Net income per unit available to common unitholders:
Basic	$0.27	$0.75
Diluted	$0.27	$0.75
Weighted average common units outstanding:
Basic	149,047,798	138,406,993
Diluted	149,915,428	138,831,268
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$62,333	$122,325
Other comprehensive income:
Foreign currency translation adjustments	(1,441)	(45,843)
Decrease in fair value of interest rate swaps	(7,409)	(2,417)
Reclassification to interest expense from interest rate swaps	1,058	818
Comprehensive income	$54,541	$74,883
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
(unaudited, in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2015	53,400,000	$1,290,135	146,384,247	$3,305,222	2,833,326	$33,986	$(100,964)	$6,758	$4,535,137
Conversion of limited partner common units to general partner common units	—	—	252,521	2,930	(252,521)	(2,930)	—	—	—
Issuance of unvested restricted common units, net of forfeitures	—	—	122,209	—	—	—	—	—	—
Common unit offering costs, net	—	—	—	137	—	—	—	—	137
Issuance of common units in connection with the exercise of stock options	—	—	28,345	1,147	—	—	—	—	1,147
Issuance of common units, net of forfeitures	—	—	—	—	15,745	—	—	—	—
Units issued under employee stock purchase plan	—	—	10,326	658	—	—	—	—	658
Amortization of share-based compensation	—	—	—	6,314	—	—	—	—	6,314
Reclassification of vested share-based awards	—	—	—	(6,919)	—	6,919	—	—	—
Distributions	—	(22,424)	—	(129,064)	—	(2,486)	—	—	(153,974)
Distributions to noncontrolling interests in consolidated joint ventures, net of contributions	—	—	—	—	—	—	—	(115)	(115)
Net income	—	22,424	—	39,125	—	663	—	121	62,333
Other comprehensive income—foreign currency translation adjustments	—	—	—	—	—	—	(1,441)	—	(1,441)
Other comprehensive loss—fair value of interest rate swaps	—	—	—	—	—	—	(7,409)	—	(7,409)
Other comprehensive income—reclassification of accumulated other comprehensive loss to interest expense	—	—	—	—	—	—	1,058	—	1,058
Balance as of March 31, 2016	53,400,000	$1,290,135	146,797,648	$3,219,550	2,596,550	$36,152	$(108,756)	$6,764	$4,443,845

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$62,333	$122,325
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of properties	(1,097)	(17,820)
Equity in earnings of unconsolidated joint ventures	(4,078)	(4,618)
Change in fair value of accrued contingent consideration	—	(43,034)
Distributions from unconsolidated joint ventures	4,115	3,436
Write-off of net assets due to early lease terminations	(1)	(30)
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	127,175	111,696
Amortization of share-based compensation	4,304	2,965
(Recovery of) allowance for doubtful accounts	(1,931)	137
Amortization of deferred financing costs	2,260	2,216
Loss on early extinguishment of debt	964	—
Amortization of debt discount/premium	611	484
Amortization of acquired in-place lease value and deferred leasing costs	41,841	17,379
Amortization of acquired above-market leases and acquired below-market leases, net	(2,266)	(2,324)
Changes in assets and liabilities:
Restricted cash	(1,249)	(399)
Accounts and other receivables	3,221	18,731
Deferred rent	(7,456)	(13,369)
Deferred leasing costs	(4,147)	(4,494)
Other assets	(15,424)	(14,849)
Accounts payable and other accrued liabilities	(39,321)	(42,482)
Security deposits and prepaid rents	9,507	2,972
Net cash provided by operating activities	179,361	138,922
Cash flows from investing activities:
Acquisitions of real estate	(1,329)	—
Proceeds from sale of properties, net	35,769	43,274
Investment in unconsolidated joint ventures	(11)	(7,547)
Receipt of value added tax refund	951	14,115
Refundable value added tax paid	(4,319)	(12,403)
Change in restricted cash	(42)	(75)
Improvements to investments in real estate	(183,890)	(183,817)
Improvement advances to tenants	(9,617)	(8,040)
Collection of advances from tenants for improvements	8,318	5,423
Net cash used in investing activities	(154,170)	(149,070)
 See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from financing activities:
Borrowings on revolving credit facility	$692,593	$540,142
Repayments on revolving credit facility	(975,287)	(213,468)
Borrowings on unsecured term loan	766,201	—
Repayments on unsecured term loan	(150,873)	—
Repayments on unsecured notes	(25,000)	(67,000)
Principal payments on mortgage loans	(53,041)	(2,255)
Earnout payments related to acquisition	(12,129)	—
Change in restricted cash	(295)	51
Payment of loan fees and costs	(14,207)	(68)
Capital distributions paid to noncontrolling interests in consolidated joint ventures, net	(115)	(99)
General partner contributions, net	1,942	186
Payment of distributions to preferred unitholders	(22,424)	(18,455)
Payment of distributions to common unitholders	(258,475)	(232,878)
Net cash (used in) provided by financing activities	(51,110)	6,156
Net decrease in cash and cash equivalents	(25,919)	(3,992)
Cash and cash equivalents at beginning of period	57,053	41,321
Cash and cash equivalents at end of period	$31,134	$37,329

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$61,678	$63,289
Cash paid for income taxes	1,541	1,185
Supplementary disclosure of noncash investing and financing activities:
Change in net assets related to foreign currency translation adjustments	$(1,441)	$(45,483)
Decrease in accounts payable and other accrued liabilities related to change in fair value of interest rate swaps	(7,409)	(2,417)
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	108,251	173,246
Allocation of purchase price of real estate/investment in partnership to:
Investments in real estate	$1,329	$—
Cash paid for acquisition of real estate	$1,329	$—
See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 and 2015

1. Organization and Description of Business
Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is engaged in the business of owning, acquiring, developing and operating data centers. The Company is focused on providing data center and colocation solutions for domestic and international tenants across a variety of industry verticals ranging from financial services, cloud and information technology services, to manufacturing, energy, healthcare, and consumer products. As of March 31, 2016, our portfolio consisted of 140 operating properties, including eight Telx properties (of which two are owned and six properties are leased from third parties) and 14 properties held as investments in unconsolidated joint ventures, of which 109 are located throughout North America, 24 are located in Europe, three are located in Australia and four are located in Asia.

We are diversified in major metropolitan areas where corporate data center and technology tenants are concentrated, including the Atlanta, Boston, Chicago, Dallas, Los Angeles, New York, Northern Virginia, Phoenix, San Francisco, Seattle and Silicon Valley metropolitan areas in the United States, the Amsterdam, Dublin, Frankfurt (land only), London and Paris metropolitan areas in Europe and the Singapore, Sydney, Melbourne, Hong Kong and Osaka metropolitan areas in the Asia Pacific region. The portfolio consists of corporate data centers, Internet gateway data centers and office and other non-data center space.
The Operating Partnership was formed on July 21, 2004 in anticipation of Digital Realty Trust, Inc.’s initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of March 31, 2016, Digital Realty Trust, Inc. owns a 98.3% common interest and a 100.0% preferred interest in the Operating Partnership. As sole general partner of the Operating Partnership, Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The limited partners of the Operating Partnership do not have rights to replace Digital Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.
2. Summary of Significant Accounting Policies
(a) Principles of Consolidation and Basis of Presentation
The accompanying interim condensed consolidated financial statements include all of the accounts of Digital Realty Trust, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. Intercompany balances and transactions have been eliminated.
The accompanying interim condensed consolidated financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature, except as otherwise indicated. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015, as amended.
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
March 31, 2016 and 2015

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
(b) Cash Equivalents
For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of March 31, 2016, cash equivalents consist of investments in money market instruments.
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
March 31, 2016 and 2015

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
We capitalized interest of approximately $3.8 million and $4.3 million during the three months ended March 31, 2016 and 2015, respectively. We capitalized amounts relating to compensation and other overhead expense of employees direct and incremental to construction and successful leasing activities of approximately $16.7 million and $12.3 million, during the three months ended March 31, 2016 and 2015, respectively. Capitalized leasing costs of approximately $10.4 million and $13.7 million are included in improvements to investments in real estate in cash flows from investing activities in the condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015, respectively.
(e) Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is not amortized.  Management performs an annual impairment test for goodwill and between annual tests, management will evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable.  In its impairment tests of goodwill, management will first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If based on this assessment, management determines that the fair value of the reporting unit is not less than its carrying value, then performing the additional two-step impairment test is unnecessary. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. If the carrying value of goodwill exceeds its fair value, an impairment charge is recognized.  Goodwill amounted to approximately $330.7 million as of March 31, 2016 and December 31, 2015.
(f) Share-Based Compensation
The Company measures all share-based compensation awards at fair value on the date they are granted to employees, consultants and directors. The fair value of share-based compensation awards that contain a market condition, market performance-based Class D Units of the Operating Partnership and market performance-based restricted stock units (discussed in Note 13 "Incentive Plan"), is measured using a Monte Carlo simulation method and not adjusted based on actual achievement of the performance goals.
We recognize compensation cost, net of forfeitures, for all of our existing awards, including long-term incentive units, market performance-based awards and restricted stock, over a four-year period.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2016 and 2015

(g) Income Taxes
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
We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of March 31, 2016 and December 31, 2015, we have no assets or liabilities for uncertain tax positions. We classify interest and penalties from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated income statements. For the three months ended March 31, 2016 and 2015, we had no such interest or penalties. The tax year 2012 and thereafter remain open to examination by the major taxing jurisdictions with which the Company files tax returns.
See Note 10 "Income Taxes" for further discussion on income taxes.

(h) Presentation of Transactional-based Taxes
We account for transactional-based taxes, such as value added tax, or VAT, for our international properties on a net basis.
(i) Fee Income
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
(j) Assets and Liabilities Measured at Fair Value

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2016 and 2015

(k) Transactions Expense
Transactions expense includes acquisition-related expenses and other business development expenses, which are expensed as incurred. Acquisition-related expenses include closing costs, broker commissions and other professional fees, including legal and accounting fees related to acquisitions and significant transactions.

(l) Gains on Sale of Properties

Gains on sale of properties are recognized using the full accrual or partial sale methods, as applicable, in accordance with U.S. GAAP, provided various criteria relating to the terms of sale and any subsequent involvement with the real estate sold are satisfied.
(m) Management’s Estimates
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
(n) Segment and Geographic Information
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
Operating revenues from properties in the United States were $406.3 million and $314.7 million and outside the United States were $97.9 million and $92.0 million for the three months ended March 31, 2016 and 2015, respectively. We had investments in real estate located in the United States of $6.1 billion and $6.0 billion and outside the United States of $2.7 billion and $2.6 billion as of March 31, 2016 and December 31, 2015, respectively.
Operating revenues from properties located in the United Kingdom were $51.6 million and $50.0 million, or 10.2% and 12.3% of total operating revenues, for the three months ended March 31, 2016 and 2015, respectively. No other foreign country comprised more than 10% of total operating revenues for each of these periods. We had investments in real estate located in the United Kingdom of $1.6 billion and $1.6 billion, or 18.1% and 18.8% of total long-lived assets, as of March 31, 2016 and December 31, 2015, respectively. No other foreign country comprised more than 10% of total long-lived assets as of March 31, 2016 and December 31, 2015.

The Company is in the process of evaluating the impact the acquisition of Telx Holdings, Inc., or the Telx Acquisition, may have on the composition of its reportable segments and related disclosures. The Company expects to complete this analysis by the third quarter of 2016.

(o) Reclassifications

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2016 and 2015

Certain reclassifications of prior year amounts have been made to conform to the current period presentation. During the three months ended March 31, 2015, $1.4 million was reclassified from rental revenues to interconnection and other revenue. See Note 2(p) for discussion of reclassification of deferred financing costs.

(p) Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard will be effective for us in the first quarter of 2017 and will be applied either prospectively, retrospectively or using a modified retrospective transition approach depending on the area covered in this update. We are currently in the process of assessing the impact of the ASU on our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Accounting for leases with a term of 12 months or less will be similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating and land lease arrangements for which it is the lessee. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on the Company’s financial position or results of operations.

In April 2015, the FASB voted to defer the effective date of ASU No. 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and notes that lease contracts with customers are a scope exception. Public business entities are required to adopt this standard for annual reporting periods beginning after December 15, 2017, early adoption is permitted. We are currently assessing the impact of the guidance on our consolidated financial statements.

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). ASU 2015-03 amended the then-current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 was effective for the Company beginning with the quarter ended March 31, 2016. The adoption of this standard required restatement of our consolidated balance sheet as of December 31, 2015. As a result, Deferred financing costs, net decreased by $35.2 million and Global unsecured revolving credit facility, Unsecured term loan, Unsecured senior notes and Mortgage loans decreased by $7.6 million, $1.3 million, $26.0 million and $0.3 million, respectively, versus amounts previously reported.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 was effective for the Company beginning with the quarter ended March 31, 2016 and the adoption of the standard did not have a significant impact on our consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2016 and 2015

3. Investments in Real Estate
We acquired no real estate properties during the three months ended March 31, 2016.

Dispositions
We sold the following real estate property during the three months ended March 31, 2016:

Location	Metropolitan Area	Date Sold	Gross Proceeds (in millions)	Gain on Sale (in millions)
47700 Kato Road and 1055 Page Avenue	Silicon Valley	January 21, 2016	$37.5	$1.0
We have identified certain non-core investment properties we intend to sell as part of our capital recycling strategy. Our capital recycling program is designed to identify non-strategic and underperforming assets that can be sold to generate proceeds that will support the funding of our core investment activity. We expect our capital recycling initiative will likewise have a meaningfully positive impact on overall return on invested capital. In addition, our capital recycling program does not represent a strategic shift, as we are not entirely exiting regions or property types. During this process, we are evaluating the carrying value of certain investment properties identified for potential sale to ensure the carrying value is recoverable in light of a potentially shorter holding period. As a result of our evaluation, during the year ended December 31, 2014, we recognized approximately $126.5 million of impairment losses on five properties located in the Central, East and West regions. The fair value of the five properties were primarily based on discounted cash flow analysis, and in certain cases, we supplemented the analysis by obtaining broker opinions of value. As of March 31, 2016, three of these five properties met the criteria to be classified as held for sale.
As of March 31, 2016, the Company has taken the necessary actions to conclude that an additional four properties (in addition to the three properties referenced above) to be disposed of as part of our capital recycling strategy met the criteria to be classified as held for sale. As of March 31, 2016, these seven properties had an aggregate carrying value of $145.1 million within total assets and $5.0 million within total liabilities and are shown as assets held for sale and obligations associated with assets held for sale on the condensed consolidated balance sheet. The seven properties are not representative of a significant component of our portfolio, nor do the potential sales represent a significant shift in our strategy.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2016 and 2015

4. Investment in Unconsolidated Joint Ventures
As of March 31, 2016, our investment in unconsolidated joint ventures consists of effective 50% interests in three joint ventures that own data center properties at 2001 Sixth Avenue in Seattle, Washington, 2020 Fifth Avenue in Seattle, Washington and 33 Chun Choi Street in Hong Kong, and effective 20% interests in two joint ventures, one of which owns 10 data center properties with an investment fund managed by Prudential Real Estate Investors (PREI®), and the other which owns one data center property with an affiliate of Griffin Capital Essential Asset REIT, Inc. (GCEAR). The following tables present summarized financial information for our material joint ventures as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 (unaudited, in thousands):

	As of March 31, 2016					Three Months Ended March 31, 2016
2016	Net Investment in Properties	Total Assets	Debt	Total Liabilities	Equity	Revenues	Property Operating Expense	Net Operating Income	Net Income
Total Unconsolidated Joint Ventures	$752,641	$929,309	$459,622	$556,685	$372,624	$33,080	$(9,652)	$23,428	$9,618
Our investment in and share of equity in earnings of unconsolidated joint ventures					$106,008				$4,078

	As of December 31, 2015					Three Months Ended March 31, 2015
2015	Net Investment in Properties	Total Assets	Debt	Total Liabilities	Equity	Revenues	Property Operating Expense	Net Operating Income	Net Income
Total Unconsolidated Joint Ventures	$758,582	$935,990	$460,023	$558,310	$377,679	$31,850	$(8,175)	$23,675	$10,026
Our investment in and share of equity in earnings of unconsolidated joint ventures					$106,107				$4,618

We amortize the difference between the cost of our investment in the joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was approximately ($0.1) million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

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
March 31, 2016 and 2015

5. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (real estate intangibles, comprised of acquired in-place lease value, tenant relationship value and trade name along with acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of March 31, 2016 and December 31, 2015.

	Balance as of
(Amounts in thousands)	March 31, 2016	December 31, 2015
Real Estate Intangibles:
Acquired in-place lease value:
Gross amount	$900,132	$901,381
Accumulated amortization	(486,743)	(472,933)
Net	$413,389	$428,448
Tenant relationship value:
Gross amount	$734,800	$734,800
Accumulated amortization	(30,354)	(14,495)
Net	$704,446	$720,305
Trade name:
Gross amount	$7,300	$7,300
Accumulated amortization	(873)	(417)
Net	$6,427	$6,883
Acquired above-market leases:
Gross amount	$121,455	$122,311
Accumulated amortization	(91,348)	(89,613)
Net	$30,107	$32,698
Acquired below-market leases:
Gross amount	$294,682	$294,791
Accumulated amortization	(198,207)	(193,677)
Net	$96,475	$101,114
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $2.3 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively. The expected average remaining lives for acquired below-market leases and acquired above-market leases is 7.0 years and 4.4 years, respectively, as of March 31, 2016. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years and thereafter, commencing April 1, 2016 is as follows:

(Amounts in thousands)
Remainder of 2016	$6,135
2017	6,947
2018	5,299
2019	5,338
2020	7,349
Thereafter	35,300
Total	$66,368

Amortization of acquired in-place lease value (a component of depreciation and amortization expense) was $13.7 million and $11.6 million for the three months ended March 31, 2016 and 2015, respectively. The expected average amortization period for acquired in-place lease value is 8.2 years as of March 31, 2016. The weighted average remaining contractual life for acquired leases excluding renewals or extensions is 7.6 years as of March 31, 2016. Estimated annual amortization of acquired

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2016 and 2015

in-place lease value for each of the five succeeding years and thereafter, commencing April 1, 2016 is as follows:

(Amounts in thousands)
Remainder of 2016	$39,423
2017	48,675
2018	46,469
2019	43,990
2020	39,951
Thereafter	194,881
Total	$413,389

Amortization of tenant relationship value and trade names (a component of depreciation and amortization expense) was approximately $15.9 million and $0.5 million, respectively, for the three months ended March 31, 2016.  The weighted average remaining contractual life for customer contracts and trade names is 11.1 years and 3.5 years, respectively. Estimated annual amortization of customer contracts and trade names for each of the five succeeding years and thereafter, commencing April 1, 2016 is as follows:

(Amounts in thousands)
Remainder of 2016	$48,946
2017	65,261
2018	65,261
2019	64,844
2020	63,436
Thereafter	403,125
Total	$710,873

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2016 and 2015

6. Debt of the Company
In this Note 6, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.
The Company itself does not currently have any indebtedness. All debt is currently held directly or indirectly by the Operating Partnership.
Guarantee of Debt
The Company guarantees the Operating Partnership’s obligations with respect to its 5.875% notes due 2020 (5.875% 2020 Notes), 3.400% Notes due 2020 (3.400% 2020 Notes), 5.250% notes due 2021 (2021 Notes), 3.950% notes due 2022 (3.950% 2022 Notes), 3.625% notes due 2022 (3.625% 2022 Notes), 4.750% notes due 2025 (4.750% 2025 Notes) and its unsecured senior notes sold to Prudential Investment Management, Inc. and certain of its affiliates pursuant to the Amended and Restated Note Purchase and Private Shelf Agreement, as amended, which we refer to as the Prudential Shelf Facility. The Company and the Operating Partnership guarantee the obligations of Digital Stout Holding, LLC, a wholly owned subsidiary of the Operating Partnership, with respect to its 4.750% notes due 2023 (2023 Notes) and 4.250% notes due 2025 (4.250% 2025 Notes). The Company is also the guarantor of the Operating Partnership’s and its subsidiary borrowers’ obligations under the global revolving credit facility and unsecured term loan.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2016 and 2015

7. Debt of the Operating Partnership
A summary of outstanding indebtedness of the Operating Partnership as of March 31, 2016 and December 31, 2015 is as follows (in thousands):

Indebtedness	Interest Rate at March 31, 2016		Maturity Date	Principal Outstanding March 31, 2016		Principal Outstanding December 31, 2015
Global revolving credit facility	Various	(1)	Jan 15, 2020	$691,161	(2)	$967,884	(2)
Deferred financing costs, net				(13,292)		(7,613)
Global revolving credit facility, net				677,869		960,271
Unsecured Term Loan
Unsecured term loan — 5-year	Various	(3)(4)	Jan 15, 2021	1,273,376	(5)	924,568	(5)
Unsecured term loan — 7-year	Various	(3)(4)	Jan 15, 2023	300,000	(5)	—
Deferred financing costs, net				(7,191)		(1,301)
Unsecured term loan, net				1,566,185		923,267
Unsecured senior notes:
Prudential Shelf Facility:
Series C	9.680%		Jan 6, 2016	—		25,000
Series E	5.730%		Jan 20, 2017	50,000		50,000
Total Prudential Shelf Facility				50,000		75,000
Senior Notes:
5.875% notes due 2020	5.875%		Feb 1, 2020	500,000		500,000
3.400% notes due 2020	3.400%		Oct 1, 2020	500,000		500,000
5.250% notes due 2021	5.250%		Mar 15, 2021	400,000		400,000
3.950% notes due 2022	3.950%		Jul 1, 2022	500,000		500,000
3.625% notes due 2022	3.625%		Oct 1, 2022	300,000		300,000
4.750% notes due 2023	4.750%		Oct 13, 2023	430,800	(6)	442,080	(6)
4.250% notes due 2025	4.250%		Jan 17, 2025	574,400	(6)	589,440	(6)
4.750% notes due 2025	4.750%		Oct 1, 2025	450,000		450,000
Unamortized discounts				(17,118)		(17,914)
Total senior notes, net of discount				3,638,082		3,663,606
Deferred financing costs, net				(25,329)		(26,037)
Total unsecured senior notes, net of discount and deferred financing costs				3,662,753		3,712,569

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2016 and 2015

Indebtedness	Interest Rate at March 31, 2016	Maturity Date	Principal Outstanding March 31, 2016	Principal Outstanding December 31, 2015
Mortgage loans:
2045 & 2055 Lafayette Street (7)	5.93%	Feb 6, 2017	$61,143	$61,437
34551 Ardenwood Boulevard 1-4 (7)	5.95%	Nov 11, 2016	50,251	50,477
1100 Space Park Drive (7)	5.89%	Dec 11, 2016	50,195	50,423
600 West Seventh Street	5.80%	Mar 15, 2016	—	46,000
150 South First Street (7)	6.30%	Feb 6, 2017	48,266	48,484
2334 Lundy Place (7)	5.96%	Nov 11, 2016	36,549	36,714
8025 North Interstate 35	4.09%	Mar 6, 2016	—	5,789
731 East Trade Street	8.22%	Jul 1, 2020	3,298	3,420
Unamortized net premiums			404	439
Total mortgage loans, including premiums			250,106	303,183
Deferred financing costs, net			(183)	(253)
Total mortgage loans, including premiums and net of deferred financing costs			249,923	302,930
Total indebtedness			$6,156,730	$5,899,037
_________________________________

(1)
The interest rate for borrowings under the 2016 global revolving credit facility equals the applicable index plus a margin of 100 basis points, which is based on the current credit ratings of our long-term debt. An annual facility fee of 20 basis points, which is based on the credit ratings of our long-term debt, is due and payable quarterly on the total commitment amount of the facility. Two six-month extensions are available, which we may exercise if certain conditions are met.

(2)	Balances as of March 31, 2016 and December 31, 2015 are as follows (balances, in thousands):

Denomination of Draw	Balance as of March 31, 2016		Weighted-average interest rate	Balance as of December 31, 2015		Weighted-average interest rate
Floating Rate Borrowing (a)
U.S. dollar ($)	$220,000		1.44%	$274,000		1.46%
British pound sterling (£)	15,796	(b)	1.51%	95,784	(c)	1.61%
Euro (€)	432,440	(b)	0.69%	280,565	(c)	0.90%
Australian dollar (AUD)	—		—%	96,831	(c)	3.16%
Hong Kong dollar (HKD)	902	(b)	1.25%	86,082	(c)	1.33%
Japanese yen (JPY)	—		—%	14,304	(c)	1.15%
Singapore dollar (SGD)	20,023	(b)	2.08%	49,132	(c)	1.92%
Canadian dollar (CAD)	2,000	(b)	1.87%	71,186	(c)	1.95%
Total	$691,161		0.99%	$967,884		1.53%

(a)
The interest rates for floating rate borrowings under the 2016 global revolving credit facility equal the applicable index plus a margin of 100 basis points, which is based on the credit ratings of our long-term debt.

(b)	Based on exchange rates of $1.44 to £1.00, $1.14 to €1.00, $0.13 to 1.00 HKD, $0.74 to 1.00 SGD and $0.77 to 1.00 CAD, respectively, as of March 31, 2016.

(c)	Based on exchange rates of $1.47 to £1.00, $1.09 to €1.00, $0.73 to 1.00 AUD, $0.13 to 1.00 HKD, $0.01 to 1.00 JPY, $0.7 to 1.00 SGD and $0.72 to 1.00 CAD, respectively, as of December 31, 2015.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2016 and 2015

(3)
Interest rates are based on our current senior unsecured debt ratings and are 110 basis points and 155 basis points over the applicable index for floating rate advances for the 5-Year Term Loan and the 7-Year Term Loan, respectively.

(4)
We have entered into interest rate swap agreements as a cash flow hedge for interest generated by the U.S. dollar, Singapore dollar, British pound sterling and Canadian dollar tranches of the unsecured term loan. See Note 14 "Derivative Instruments" for further information.

(5)	Balances as of March 31, 2016 and December 31, 2015 are as follows (balances, in thousands):

Denomination of Draw	Balance as of March 31, 2016		Weighted-average interest rate		Balance as of December 31, 2015		Weighted-average interest rate
U.S. dollar ($)	$710,911		1.73%	(b)	$410,905		1.51%	(d)
British pound sterling (£)	243,366	(a)	1.61%	(b)	178,195	(c)	1.78%
Singapore dollar (SGD)	239,314	(a)	2.49%	(b)	161,070	(c)	2.16%	(d)
Australian dollar (AUD)	180,935	(a)	3.20%		75,337	(c)	3.27%
Hong Kong dollar (HKD)	86,009	(a)	1.33%		—		—%
Canadian dollar (CAD)	75,746	(a)	1.97%	(b)	—		—%
Euro (€)	20,484	(a)	0.80%		99,061	(c)	1.00%
Japanese yen (JPY)	16,611	(a)	1.04%		—		—%
Total	$1,573,376		1.97%	(b)	$924,568		1.76%	(d)

(a)	Based on exchange rates of $1.44 to £1.00, $0.74 to 1.00 SGD, $0.77 to 1.00 AUD, $0.13 to 1.00 HKD, $0.77 to 1.00 CAD, $1.14 to €1.00 and $0.01 to 1.00 JPY, respectively, as of March 31, 2016.

(b)
As of March 31, 2016, the weighted-average interest rate reflecting interest rate swaps was 2.39% (U.S. dollar), 1.89% (British pound sterling), 2.03% (Singapore dollar), 1.88% (Canadian dollar) and 2.23% (Total). See Note 14 "Derivative Instruments" for further discussion on interest rate swaps.

(c)	Based on exchange rates of $0.70 to 1.00 SGD, $1.47 to £1.00, $1.09 to €1.00 and $0.73 to 1.00 AUD, respectively, as of December 31, 2015.

(d)
As of December 31, 2015, the weighted-average interest rate reflecting interest rate swaps was 1.90% (U.S. dollar), 2.19% (Singapore dollar) and 1.94% (Total). See Note 14 "Derivative Instruments" for further discussion on interest rate swaps.

(6)	Based on exchange rate of $1.44 to £1.00 as of March 31, 2016 and $1.47 to £1.00 as of December 31, 2015.

(7)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.

 Global Revolving Credit Facility
On January 15, 2016, we refinanced our global revolving credit facility and entered into a global senior credit agreement for a $2.0 billion senior unsecured revolving credit facility, which we refer to as the 2016 global revolving credit facility, that replaced the $2.0 billion revolving credit facility executed on August 15, 2013, as amended. The 2016 global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility up to $2.5 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on January 15, 2020, with two six-month extension options available. The interest rate for borrowings under the 2016 global revolving credit facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 100 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. As of March 31, 2016, interest rates are based on 1-month LIBOR, 1-month GBP LIBOR, 1-month EURIBOR, 1-month HIBOR, 1-month SOR and 1-month CDOR plus a margin of 1.00%. We have used and intend to use available borrowings under the 2016 global revolving credit facility to acquire additional properties, to fund development opportunities and for general working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of March 31, 2016, we have capitalized approximately $13.9 million of financing costs related to the 2016 global revolving credit facility. As of March 31, 2016, approximately $691.2 million was drawn under the 2016 global revolving credit facility and $10.5 million of letters of credit were issued.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2016 and 2015

The 2016 global revolving credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios, including with respect to unencumbered assets. In addition, the 2016 global revolving credit facility restricts Digital Realty Trust, Inc. from making distributions to its stockholders, or redeeming or otherwise repurchasing shares of its capital stock, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable Digital Realty Trust, Inc. to maintain its qualification as a REIT and to minimize the payment of income or excise tax. As of March 31, 2016, we were in compliance with all of such covenants.
Unsecured Term Loan

On January 15, 2016, we refinanced our senior unsecured multi-currency term loan facility and entered into a term loan agreement, which governs (i) a $1.25 billion 5-year senior unsecured term loan, which we refer to as the 5-Year Term Loan, and (ii) a $300 million 7-year senior unsecured term loan, which we refer to as the 7-Year Term Loan. The 2016 term loan agreement replaced the $1.0 billion term loan agreement executed on April 16, 2012, as amended. The 5-Year Term Loan matures on January 15, 2021 and the 7-Year Term Loan matures on January 15, 2023. In addition, we have the ability from time to time to increase the aggregate size of lending under the Term Loan Agreement from $1.55 billion up to $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Interest rates are based on our senior unsecured debt ratings and are currently 110 basis points and 155 basis points over the applicable index for floating rate advances for the 5-Year Term Loan and the 7-Year Term Loan, respectively. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. Based on exchange rates in effect at March 31, 2016, the balance outstanding is approximately $1.6 billion. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under this loan are consistent with our 2016 global revolving credit facility and, as of March 31, 2016, we were in compliance with all of such covenants. As of March 31, 2016, we have capitalized approximately $7.4 million of financing costs related to the unsecured term loan.
The table below summarizes our debt maturities and principal payments as of March 31, 2016 (in thousands):

	Global Revolving Credit Facility(1)	Unsecured Term Loan	Prudential Shelf Facility	Senior Notes	Mortgage Loans	Total Debt
Remainder of 2016	$—	$—	$—	$—	$138,927	$138,927
2017	—	—	50,000	—	108,405	158,405
2018	—	—	—	—	593	593
2019	—	—	—	—	644	644
2020	691,161	—	—	1,000,000	1,133	1,692,294
Thereafter	—	1,573,376	—	2,655,200	—	4,228,576
Subtotal	$691,161	$1,573,376	$50,000	$3,655,200	$249,702	$6,219,439
Unamortized discount	—	—	—	(17,118)	—	(17,118)
Unamortized premium	—	—	—	—	404	404
Total	$691,161	$1,573,376	$50,000	$3,638,082	$250,106	$6,202,725

(1)
Subject to two six-month extension options exercisable by us. The bank group is obligated to grant the extension options provided we give proper notice, we make certain representations and warranties and no default exists under the global revolving credit facility, as applicable.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2016 and 2015

8. Income per Share
The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2016	2015
Net income available to common stockholders	$39,125	$101,728
Weighted average shares outstanding—basic	146,565,564	135,704,525
Potentially dilutive common shares:
Stock options	11,286	33,839
Unvested incentive units	122,601	147,874
Market performance-based awards	733,743	242,562
Weighted average shares outstanding—diluted	147,433,194	136,128,800
Income per share:
Basic	$0.27	$0.75
Diluted	$0.27	$0.75
We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended March 31,
	2016	2015
Weighted average of Operating Partnership common units not owned by Digital Realty Trust, Inc.	2,482,234	2,702,468
Potentially dilutive Series E Cumulative Redeemable Preferred Stock	3,345,087	4,392,889
Potentially dilutive Series F Cumulative Redeemable Preferred Stock	2,121,447	2,785,960
Potentially dilutive Series G Cumulative Redeemable Preferred Stock	2,900,732	3,809,345
Potentially dilutive Series H Cumulative Redeemable Preferred Stock	4,250,720	5,582,197
Potentially dilutive Series I Cumulative Redeemable Preferred Stock	2,904,126	—
	18,004,346	19,272,859

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2016 and 2015

9. Income per Unit
The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2016	2015
Net income available to common unitholders	$39,788	$103,754
Weighted average units outstanding—basic	149,047,798	138,406,993
Potentially dilutive common units:
Stock options	11,286	33,839
Unvested incentive units	122,601	147,874
Market performance-based awards	733,743	242,562
Weighted average units outstanding—diluted	149,915,428	138,831,268
Income per unit:
Basic	$0.27	$0.75
Diluted	$0.27	$0.75
We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended March 31,
	2016	2015
Potentially dilutive Series E Cumulative Redeemable Preferred Units	3,345,087	4,392,889
Potentially dilutive Series F Cumulative Redeemable Preferred Units	2,121,447	2,785,960
Potentially dilutive Series G Cumulative Redeemable Preferred Units	2,900,732	3,809,345
Potentially dilutive Series H Cumulative Redeemable Preferred Units	4,250,720	5,582,197
Potentially dilutive Series I Cumulative Redeemable Preferred Units	2,904,126	—
	15,522,112	16,570,391

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2016 and 2015

10. Income Taxes
Digital Realty Trust, Inc. has elected to be treated and believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes. As a REIT, Digital Realty Trust, Inc. is generally not subject to corporate level federal income taxes on earnings distributed currently to its stockholders. Since inception, Digital Realty Trust, Inc. has distributed at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2016. As such, no provision for federal income taxes has been included in the accompanying condensed consolidated financial statements for the three months ended March 31, 2016 and 2015.
The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying condensed consolidated financial statements.
We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs to provide and may hold assets that REITs cannot hold directly. Income taxes for TRS entities were accrued, as necessary, for the three months ended March 31, 2016 and 2015.
For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized, based on available evidence at the time the determination is made. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in the income statement. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries were accrued, as necessary, for the three months ended March 31, 2016 and 2015. As of March 31, 2016, we had deferred tax liabilities net of deferred tax assets of approximately $130.0 million primarily related to our foreign properties, classified in accounts payable and other accrued expenses in the consolidated balance sheet. The majority of our net deferred tax liability relates to differences between tax basis and book basis of the assets acquired in the Sentrum Portfolio acquisition during 2012. The valuation allowance at March 31, 2016 and December 31, 2015 relates primarily to certain foreign jurisdiction and Telx Acquisition net operating loss carryforwards that we do not expect to utilize, and deferred tax assets resulting from certain foreign real estate acquisition costs, which are not depreciated for tax purposes, but are deductible upon ultimate sale of the property. Given the indefinite holding period associated with these assets, realization of these deferred tax assets is not more-likely-than-not as of March 31, 2016 and December 31, 2015.
11. Equity and Accumulated Other Comprehensive Income, Net
(a) Equity Distribution Agreements
Digital Realty Trust, Inc. entered into equity distribution agreements in June 2011, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Cumulatively through March 31, 2016, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the three months ended March 31, 2016 and 2015. As of March 31, 2016, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2016 and 2015

(b) Noncontrolling Interests in Operating Partnership
Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interests in the Operating Partnership as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	146,797,648	98.3%	146,384,247	98.1%
Noncontrolling interests consist of:
Common units held by third parties	1,221,314	0.8	1,421,314	1.0
Incentive units held by employees and directors (see Note 13)	1,375,236	0.9	1,412,012	0.9
	149,394,198	100.0%	149,217,573	100.0%
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
The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $214.2 million and $192.7 million based on the closing market price of Digital Realty Trust, Inc. common stock on March 31, 2016 and December 31, 2015, respectively.
The following table shows activity for the noncontrolling interests in the Operating Partnership for the three months ended March 31, 2016:

	Common Units	Incentive Units	Total
As of December 31, 2015	1,421,314	1,412,012	2,833,326
Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(200,000)	—	(200,000)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(52,521)	(52,521)
Cancellation of incentive units held by employees and directors	—	—	—
Grant of incentive units to employees and directors	—	15,745	15,745
As of March 31, 2016	1,221,314	1,375,236	2,596,550

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

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2016 and 2015

(c) Dividends
We have declared and paid the following dividends on our common and preferred stock for the three months ended March 31, 2016 (in thousands, except per share data):

Date dividend declared	Dividend payment date	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	Common Stock
February 17, 2016	March 31, 2016	$5,031	$3,023	$3,672	$6,730	$3,969	$129,064

Annual rate of dividend per share		$1.750	$1.656	$1.469	$1.844	$1.588	$3.520

Distributions out of Digital Realty Trust, Inc.’s current or accumulated earnings and profits are generally classified as dividends whereas distributions in excess of its current and accumulated earnings and profits, to the extent of a stockholder’s U.S. federal income tax basis in Digital Realty Trust, Inc.’s stock, are generally classified as a return of capital. Distributions in excess of a stockholder’s U.S. federal income tax basis in Digital Realty Trust, Inc.’s stock are generally characterized as capital gain. Cash provided by operating activities has generally been sufficient to fund all distributions; however, in the future we may also need to utilize borrowings under the 2016 global revolving credit facility to fund all or a portion of distributions.
(d) Accumulated Other Comprehensive Income, Net
The accumulated balances for each item within other comprehensive income, net are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive income (loss), net
Balance as of December 31, 2015	$(90,342)	$(6,248)	$(96,590)
Net current period change	(1,417)	(7,285)	(8,702)
Reclassification to interest expense from interest rate swaps	—	1,040	1,040
Balance as of March 31, 2016	$(91,759)	$(12,493)	$(104,252)

12. Capital and Accumulated Other Comprehensive Income
(a) Allocations of Net Income and Net Losses to Partners
Except for special allocations to holders of profits interest units described below in Note 13 “Incentive Plan—Long-Term Incentive Units,” the Operating Partnership’s net income will generally be allocated to the General Partner (Digital Realty Trust, Inc.) to the extent of the accrued preferred return on its preferred units, and then to the General Partner and the Operating Partnership’s limited partners in accordance with the respective percentage interests in the common units issued by the Operating Partnership. Net loss will generally be allocated to the General Partner and the Operating Partnership’s limited partners in accordance with the respective common percentage interests in the Operating Partnership until the limited partner’s capital is reduced to zero and any remaining net loss would be allocated to the General Partner. However, in some cases, losses may be disproportionately allocated to partners who have guaranteed our debt. The allocations described above are subject to special allocations relating to depreciation deductions and to compliance with the provisions of Sections 704(b) and 704(c) of the Code, and the associated Treasury Regulations.
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
March 31, 2016 and 2015

units. Based on the results of this analysis, the Operating Partnership concluded that the common and vested incentive Operating Partnership units met the criteria to be classified within capital.

The redemption value of the limited partners’ common units and the vested incentive units was approximately $214.2 million and $192.7 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on March 31, 2016 and December 31, 2015, respectively.

(c) Distributions
All distributions on the Operating Partnership’s units are at the discretion of Digital Realty Trust, Inc.’s board of directors. The Operating Partnership has declared and paid the following distributions on its common and preferred units for the three months ended March 31, 2016 (in thousands, except for per unit data):

Date distribution declared	Distribution payment date	Series E Preferred Units	Series F Preferred Units	Series G Preferred Units	Series H Preferred Units	Series I Preferred Units	Common Units
February 17, 2016	March 31, 2016	$5,031	$3,023	$3,672	$6,730	$3,969	$131,587

Annual rate of distribution per unit		$1.750	$1.656	$1.469	$1.844	$1.588	$3.520

(d) Accumulated Other Comprehensive Income
The accumulated balances for each item within other comprehensive income are as follows (in thousands):

	Foreign currency translation adjustments	Cash flow hedge adjustments	Accumulated other comprehensive loss
Balance as of December 31, 2015	$(93,883)	$(7,081)	$(100,964)
Net current period change	(1,441)	(7,409)	(8,850)
Reclassification to interest expense from interest rate swaps	—	1,058	1,058
Balance as of March 31, 2016	$(95,324)	$(13,432)	$(108,756)

13. Incentive Plan
Our Amended and Restated 2004 Incentive Award Plan (as defined below) previously provided for grants of incentive awards to employees, directors and consultants. Awards issuable under the Amended and Restated 2004 Incentive Award Plan included stock options, restricted stock, dividend equivalents, stock appreciation rights, long-term incentive units, cash performance bonuses and other incentive awards. Only employees were eligible to receive incentive stock options under the Amended and Restated 2004 Incentive Award Plan. Initially, we reserved a total of 4,474,102 shares of common stock for issuance pursuant to the Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (the 2004 Incentive Award Plan), subject to certain adjustments set forth in the 2004 Incentive Award Plan. On May 2, 2007, Digital Realty Trust, Inc.’s stockholders approved the First Amended and Restated Digital Realty Trust, Inc., Digital Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (as amended, the Amended and Restated 2004 Incentive Award Plan). The Amended and Restated 2004 Incentive Award Plan increased the aggregate number of shares of stock which could have been issued or transferred under the plan by 5,000,000 shares to a total of 9,474,102 shares, and provided that the maximum number of shares of stock with respect to awards granted to any one participant during a calendar year was 1,500,000 shares and the maximum amount that could have been paid in cash during any calendar year with respect to any performance-based award not denominated in stock or otherwise for which the foregoing limitation would not be an effective limitation for purposes of Section 162(m) of the Code was $10.0 million.
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
March 31, 2016 and 2015

stockholder approval. The material features of the 2014 Incentive Award Plan are described in our definitive Proxy Statement filed on March 19, 2014 in connection with the 2014 Annual Meeting, which description is incorporated herein by reference.
As of March 31, 2016, 3,977,354 shares of common stock, including awards convertible into or exchangeable for shares of common stock, remained available for future issuance under the 2014 Incentive Award Plan. Each long-term incentive unit and each Class D Unit issued under the 2014 Incentive Award Plan counts as one share of common stock for purposes of calculating the limit on shares that may be issued under the 2014 Incentive Award Plan and the individual award limits set forth therein.
(a) Long-Term Incentive Units

Long-term incentive units, which are also referred to as profits interest units, may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. Long-term incentive units (other than Class D Units), whether vested or not, will receive the same quarterly per unit distributions as Operating Partnership common units, which equal the per share distributions on Digital Realty Trust, Inc. common stock. Initially, long-term incentive units do not have full parity with common units with respect to liquidating distributions. If such parity is reached, vested long-term incentive units may be converted into an equal number of common units of the Operating Partnership at any time, and thereafter enjoy all the rights and privileges of common units of the Operating Partnership, including redemption rights. For a discussion of how long-term incentive units achieve parity with common units, see note 13(a) to our consolidated financial statements for the fiscal year ended December 31, 2015, included in our Annual Report on 10-K for the year ended December 31, 2015, as amended.

Below is a summary of our long-term incentive unit activity for the three months ended March 31, 2016.

Unvested Long-term Incentive Units	Units	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	276,669	$62.92
Granted	15,745	79.47
Vested	(114,870)	60.23
Cancelled or expired	—	—
Unvested, end of period	177,544	$66.12
The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the applicable grant date(s), are being expensed on a straight-line basis for service awards over four years, the current vesting period of the long-term incentive units.
The expense recorded for the three months ended March 31, 2016 and 2015 related to long-term incentive units was approximately $1.0 million and $1.3 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.5 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $9.6 million and $9.9 million as of March 31, 2016 and December 31, 2015, respectively. We expect to recognize this unearned compensation over the next 2.4 years on a weighted-average basis.

(b) Market Performance-Based Awards
During the three months ended March 31, 2016 and 2015, the Compensation Committee of the Board of Directors of the Company approved the grant of market performance-based Class D Units of the Operating Partnership and market performance-based restricted stock units, or RSUs, covering shares of the Company’s common stock (collectively, the “awards”), under the Amended and Restated 2004 Incentive Award Plan and 2014 Incentive Plan, respectively, to officers and employees of the Company.
The awards, which were determined to contain a market condition, utilize total shareholder return, or TSR, over a three-year measurement period as the market performance metric. Awards will vest based on the Company’s TSR relative to the MSCI US REIT Index, or RMS, over a three-year market performance period, or the Market Performance Period, commencing in January 2015 or January 2016, as applicable (or, if earlier, ending on the date on which a change in control of the Company occurs), subject to continued services. Vesting with respect to the market condition is measured based on the difference between

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2016 and 2015

the Company’s TSR percentage and the TSR percentage of the RMS, or the RMS Relative Market Performance. In the event that the RMS Relative Market Performance during the Market Performance Period is achieved at the “threshold,” “target” or “high” level as set forth below, the awards will become vested as to the market condition with respect to the percentage of Class D units or RSUs, as applicable, set forth below:

Level	RMS Relative Market Performance (2015 and 2016 Awards)	Market Performance Vesting Percentage
Below Threshold Level	< -300 basis points	0%
Threshold Level	-300 basis points	25%
Target Level	100 basis points	50%
High Level	> 500 basis points	100%
If the RMS Relative Market Performance falls between the levels specified above, the percentage of the award that will vest with respect to the market condition will be determined using straight-line linear interpolation between such levels.
Following the completion of the Market Performance Period, the 2015 awards that have satisfied the market condition, if any, will vest 50% on February 27, 2018 and 50% on February 27, 2019, subject to continued employment through each applicable vesting date. Following the completion of the Market Performance Period, the 2016 awards that have satisfied the market condition, if any, will vest 50% on February 27, 2019 and 50% on February 27, 2020, subject to continued employment through each applicable vesting date.
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
The fair values of the 2015 awards and 2016 awards were measured using a Monte Carlo simulation to estimate the probability of the market vesting condition being satisfied. The Company’s achievement of the market vesting condition is contingent on its TSR over a three-year market performance period, relative to the total shareholder return of the RMS. The Monte Carlo simulation is a probabilistic technique based on the underlying theory of the Black-Scholes formula, which was run for 100,000 trials to determine the fair value of the awards. For each trial, the payoff to an award is calculated at the settlement date and is then discounted to the grant date at a risk-free interest rate. The total expected value of the awards on the grant date was determined by multiplying the average value per award over all trials by the number of awards granted. Assumptions used in the 2015 valuation include expected stock price volatility of 24 percent and a risk-free interest rate of 1.00 percent. Assumptions used in the 2016 valuations include expected stock price volatility of 22 percent and 26 percent and risk-free interest rates of 1.32 percent and 0.89 percent. The valuations were performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium.
As of March 31, 2016, 1,683,182 Class D Units and 457,333 market performance-based RSUs had been awarded to our executive officers and other employees. The number of units granted reflects the maximum number of Class D units or market performance-based RSUs, as applicable, which will become vested assuming the achievement of the highest level of RMS Relative Market Performance under the awards and, in the case of the Class D units, also includes dividend equivalent units. The fair value of these awards of approximately $55.3 million will be recognized as compensation expense on a straight-line basis over the expected service period of approximately four years. The unearned compensation as of March 31, 2016 and December 31, 2015 was $36.1 million and $17.8 million, respectively, net of cancellations. As of March 31, 2016, none of the above awards had vested. We recognized compensation expense related to these awards of approximately $2.2 million and $1.2 million in the three months ended March 31, 2016 and 2015, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.7 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively. If the market conditions are not met, at the end of the applicable performance periods, the unamortized amount will be recognized as an expense at that time.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2016 and 2015

(c) Stock Options
The following table summarizes the Amended and Restated 2004 Incentive Award Plan’s stock option activity for the three-month period ended March 31, 2016:

	Period Ended March 31, 2016
	Shares	Weighted average exercise price
Options outstanding, beginning of period	51,622	$41.04
Exercised	(28,345)	40.47
Options outstanding, end of period	23,277	$41.73
Exercisable, end of period	23,277	$41.73
The following table summarizes information about stock options outstanding and exercisable as of March 31, 2016:

Options outstanding and exercisable
Exercise price	Number outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Aggregate intrinsic value
$41.73	23,277	1.09	41.73	1,088,432

(d) Restricted Stock
Below is a summary of our restricted stock activity for the three months ended March 31, 2016.

Unvested Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	264,995	$61.45
Granted	130,746	80.40
Vested	(96,417)	61.05
Cancelled or expired	(2,838)	65.15
Unvested, end of period	296,486	$65.04
The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock on the grant date, are being expensed on a straight-line basis for service awards over the vesting period of the restricted stock, which is generally four years.
The expense recorded for the three months ended March 31, 2016 and 2015 related to grants of restricted stock was approximately $0.9 million and $0.5 million, respectively. We capitalized amounts relating to compensation expense of employees direct and incremental to construction and successful leasing activities of approximately $0.8 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $19.2 million and $10.4 million as of March 31, 2016 and December 31, 2015, respectively. We expect to recognize this unearned compensation over the next 3.2 years on a weighted-average basis.

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
March 31, 2016 and 2015

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2016 or December 31, 2015.
As of March 31, 2016 and December 31, 2015, we had the following outstanding interest rate derivatives that were designated as effective cash flow hedges of interest rate risk (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of March 31, 2016		As of December 31, 2015		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of March 31, 2016	As of December 31, 2015
Currently-paying contracts
$206,000	(1)	$206,000	(1)	Swap	0.932	Jun 18, 2012	Apr 18, 2017	$(777)	$(416)
54,905	(1)	54,905	(1)	Swap	0.670	Aug 6, 2012	Apr 6, 2017	(56)	69
75,000	(1)	75,000	(1)	Swap	0.500	Aug 6, 2012	Apr 6, 2016	(1)	(10)
75,000	(1)	—		Swap	1.164	Jan 15, 2016	Jan 15, 2021	(515)	—
300,000	(2)	—		Swap	1.435	Jan 15, 2016	Jan 15, 2023	(3,728)	—
140,533	(3)	133,579	(3)	Swap	0.925	Jul 17, 2012	Apr 18, 2017	360	1,500
243,366	(4)	—		Swap	0.792	Jan 15, 2016	Jan 15, 2019	(1,182)	—
75,747	(5)	—		Swap	0.779	Jan 15, 2016	Jan 15, 2021	390	—
$1,170,551		$469,484						$(5,509)	$1,143

(1)	Represents portions of the U.S. dollar tranche of the 5-Year Term Loan.

(2)	Represents the U.S. dollar tranche of the 7-Year Term Loan.

(3)
Represents a portion of the Singapore dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rate of $0.74 to 1.00 SGD as of March 31, 2016 and $0.70 to 1.00 SGD as of December 31, 2015.

(4)	Represents the British pound sterling tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rate of $1.44 to £1.00 as of March 31, 2016.

(5)	Represents the Canadian dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rate of $0.77 to 1.00 CAD as of March 31, 2016.
As of March 31, 2016, we estimate that an additional $5.4 million will be reclassified as an increase to interest expense during the twelve months ended March 31, 2017, when the hedged forecasted transactions impact earnings.

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
The Company’s disclosures of estimated fair value of financial instruments at March 31, 2016 and December 31, 2015 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2016 and 2015

interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.
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
As of March 31, 2016 and December 31, 2015, the aggregate estimated fair value and carrying value of our global revolving credit facility, unsecured term loan, unsecured senior notes and mortgage loans were as follows (in thousands):

	Categorization under the fair value hierarchy	As of March 31, 2016		As of December 31, 2015
		Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Global revolving credit facility (1)(5)	Level 2	$691,161	$691,161	$967,884	$967,884
Unsecured term loan (2)(6)	Level 2	1,573,376	1,573,376	924,568	924,568
Unsecured senior notes (3)(4)(7)	Level 2	3,884,254	3,688,082	3,868,979	3,738,606
Mortgage loans (3)(8)	Level 2	258,534	250,106	313,717	303,183
		$6,407,325	$6,202,725	$6,075,148	$5,934,241

(1)	The carrying value of our global revolving credit facility approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

(2)	The carrying value of our unsecured term loan approximates estimated fair value, due to the variability of interest rates and the stability of our credit ratings.

(3)
Valuations for our unsecured senior notes and mortgage loans are determined based on the expected future payments discounted at risk-adjusted rates. The 2020 Notes, 3.400% 2020 Notes, 2021 Notes, 3.950% 2022 Notes, 3.625% 2022 Notes, 2023 Notes, 4.750% 2025 Notes and 2025 Notes are valued based on quoted market prices.

(4)
The carrying value of the 2020 Notes, 2021 Notes, 3.400% 2020 Notes, 2021 Notes, 2022 Notes, 3.950% 2022 Notes, 2023 Notes and 2025 Notes are net of discount of $17,118 and $17,914 in the aggregate as of March 31, 2016 and December 31, 2015, respectively.

(5)	The estimated fair value and carrying value are exclusive of deferred financing costs of $13.3 million and $7.6 million as of March 31, 2016 and December 31, 2015, respectively.

(6)	The estimated fair value and carrying value are exclusive of deferred financing costs of $7.2 million and $1.3 million as of March 31, 2016 and December 31, 2015, respectively.

(7)	The estimated fair value and carrying value are exclusive of deferred financing costs of $25.3 million and $26.0 million as of March 31, 2016 and December 31, 2015, respectively.

(8)	The estimated fair value and carrying value are exclusive of deferred financing costs of $0.2 million and $0.3 million as of March 31, 2016 and December 31, 2015, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2016 and 2015

16. Commitments and Contingencies
(a) Contingent liabilities
As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined in the agreements for the acquisition. The earnout contingency expires in November 2020. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $37.1 million based on the exchange rate as of March 31, 2016). As of December 31, 2014, $12.6 million had been accrued related to this earnout agreement, which was subsequently paid in 2015. During 2015, the remaining performance targets were achieved and the Company accrued an additional $19.4 million. The remaining earnout payments will be made in 2016 and 2020 per the terms of the earnout agreement. The amounts accrued have been discounted based on their expected payment date and capitalized to building and improvements as the original purchase was accounted for as an asset acquisition.
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

As part of the acquisition of the Sentrum Portfolio, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of the contingent consideration liability was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). We have adjusted the contingent consideration to fair value at each reporting date with changes in fair value recognized in operating income. During the three months ended March 31, 2015, we reduced the fair value by approximately £30.3 million (or approximately $45.9 million). The adjustment was the result of an evaluation by management that no additional leases would be executed for vacant space by July 11, 2015, the contingency expiration date. The final payment on the earnout was made in August 2015. The change in fair value of contingent consideration for Sentrum was recorded as a reduction to operating expense of approximately $43.0 million for the three months ended March 31, 2015.
(b) Construction Commitments
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. From time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At March 31, 2016, we had open commitments related to construction contracts of approximately $209.9 million.
(c) Legal Proceedings
Although the Company is involved in legal proceedings arising in the ordinary course of business, as of March 31, 2016, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES
DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2016 and 2015

17. Subsequent Events

On April 15, 2016, Digital Euro Finco, LLC, a wholly-owned indirect finance subsidiary of Digital Realty Trust, L.P., issued and sold €600.0 million aggregate principal amount of its 2.625% Guaranteed Notes due 2024, which we refer to as the 2024 Notes. The 2024 Notes are senior unsecured obligations of Digital Euro Finco, LLC and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. and Digital Realty Trust, L.P. Net proceeds from the offering were approximately €594.0 million (or approximately $670.3 million based on the exchange rate as of April 15, 2016) after deducting managers’ discounts and estimated offering expenses. We have used the net proceeds from the offering of the Notes to temporarily repay borrowings under our 2016 global revolving credit facility.

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
Business and strategy. Our primary business objectives are to maximize: (i) sustainable long-term growth in earnings and funds from operations per share and unit, (ii) cash flow and returns to our stockholders and our operating partnership’s unitholders through the payment of distributions and (iii) return on invested capital. We expect to achieve our objectives by focusing on our core business of investing in and developing data centers. A significant component of our current and future internal growth is anticipated through the development of our existing space held for development and acquisition of new properties. We target high quality, strategically located properties containing the physical and connectivity infrastructure that supports the applications and operations of corporate enterprise data center and technology industry tenants and properties that may be developed for such use. Most of our data center properties contain fully redundant electrical supply systems, multiple power feeds, above-standard cooling systems, raised floor areas, extensive in-building communications cabling and high-level security systems. We focus solely on technology-related real estate because we believe that the growth in corporate data center adoption and the technology-related real estate industry generally will continue to be superior to that of the overall economy.
As of March 31, 2016, we owned an aggregate of 140 properties, including eight Telx properties (of which two properties are owned and six properties are leased from third parties) and 14 properties held as investments in unconsolidated joint ventures, with approximately 25.0 million rentable square feet including approximately 1.8 million square feet of space under active development and approximately 1.2 million square feet of space held for future development. The 14 properties held as investments in unconsolidated joint ventures have an aggregate of approximately 1.9 million rentable square feet. The 13 parcels of developable land we own comprised approximately 276 acres. At March 31, 2016, approximately 1.8 million square feet was under construction for Turn-Key Flex®, Powered Base Building® and Custom Solutions products, all of which are expected to be income producing on or after completion, in four U.S. domestic metropolitan areas, three European metropolitan areas, two Asian metropolitan areas and one Canadian metropolitan area, consisting of approximately 1.0 million square feet of base building construction and 0.8 million square feet of data center construction.
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
We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to Digital Realty Trust, Inc.’s common stock and preferred stock. We currently intend to limit our indebtedness to 60% of our total enterprise value and, based on the closing price of Digital Realty Trust, Inc. common stock on March 31, 2016 of $88.49, our ratio of debt to total enterprise value was approximately 30%. Our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our company’s incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc. common stock and excluding long-term incentive units, Class C units and Class D units), plus the book value of our total consolidated indebtedness.

Revenue base. As of March 31, 2016, we owned 140 properties through our operating partnership, including eight Telx properties (of which two properties are owned and six properties are leased from third parties) and 14 properties held as investments in unconsolidated joint ventures and developable land. These properties are mainly located throughout North America, with 24 properties located in Europe, four properties in Asia and three properties in Australia. We, through our predecessor, acquired our first portfolio property in January 2002 and have added properties through acquisition and development activities as follows:

Year Ended December 31:	Operating Properties Acquired (1)		Net Rentable Square Feet(2)	Square Feet of Space Under Active Development as of March 31, 2016 (3)	Square Feet of Space Held for Future Development as of March 31, 2016 (4)
2002	4		1,093,250	—	46,530
2003	4		806,503	—	—
2004	10	(5)	2,362,032	13,378	108,445
2005	19	(5)	2,822,831	—	145,122
2006	18	(5)	2,846,682	—	35,375
2007	13	(5)(6)	1,742,634	—	84,268
2008	4		464,575	—	58,539
2009	8	(7)(9)(10)	1,799,768	431,629	13,574
2010	15		2,518,488	9,592	94,526
2011	11	(8)	1,697,049	478,555	83,976
2012	15		2,712,570	309,463	157,951
2013	10		1,107,045	342,378	123,329
2014	—		—	—	—
2015	9	(11)	867,276	177,000	222,508
2016	—		—	—	—
Operating properties owned as of March 31, 2016	140		22,840,703	1,761,995	1,174,143

(1)
Excludes  properties sold: 47700 Kato Road and 1055 Page Avenue (January 2016), 650 Randolph Road (December 2015), 833 Chestnut Street (April 2015), 3300 East Birch Street (March 2015), 100 Quannapowitt (February 2015), 6 Braham Street (April 2014), 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). In addition, also excludes 701 & 717 Leonard Street, a parking garage located adjacent to our internet gateway data center located at 2323 Bryan Street and not considered a separate property. Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006. Excludes 13 developable land parcels. Includes 12 properties held in our managed portfolio of unconsolidated joint ventures consisting of 4650 Old Ironsides Drive (Silicon Valley), 2950 Zanker Road (Silicon Valley), 4700 Old Ironsides Drive (Silicon Valley), 444 Toyama Drive (Silicon Valley), 43790 Devin Shafron Drive (Northern Virginia), 21551 Beaumeade Circle (Northern Virginia), 7505 Mason King Court (Northern Virginia), 14901 FAA Boulevard (Dallas), 900 Dorothy Drive (Dallas), 636 Pierce Street (New York), 43915 Devin Shafron Drive (Northern Virginia) and 33 Chun Choi Street (Hong Kong); and two properties held in our non-managed unconsolidated joint ventures consisting of 2001 Sixth Avenue (Seattle) and 2020 Fifth Avenue (Seattle).

(2)
Current net rentable square feet as of March 31, 2016, which represents the current square feet under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes tenants’ proportional share of common areas but excludes space held for development.

(3)	Space under active development includes current base building and data center projects in progress.

(4)	Space held for future development includes space held for future data center development, and excludes space under active development.

(5)	As of March 31, 2016, there were seven properties held for sale; two were acquired in 2004, two in 2005, one in 2006 and two in 2007.

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

As of March 31, 2016, the properties in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, were approximately 90.9% leased excluding approximately 1.8 million square feet of space under active development and approximately 1.2 million square feet of space held for future development. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of March 31, 2016, our average lease term at signing is approximately 12 years, with an average of approximately six years remaining. Our scheduled lease expirations through December 31, 2017 are 11.8% of rentable square feet excluding month-to-month leases, space under active development and space held for future development as of March 31, 2016.

On January 21, 2016, the operating partnership sold the 47700 Kato Road and 1055 Page Avenue property, two adjacent non-data center properties totaling 199,000 square feet in Fremont, California for $37.5 million. The sale generated net proceeds of $35.8 million and recognized a gain on the sale of approximately $1.0 million. The properties were identified as held for sale as of December 31, 2015. 47700 Kato Road and 1055 Page Avenue were not a significant component of our U.S. portfolio nor does the sale represent a significant shift in our strategy.
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
Foreign currency exchange risk. For the three months ended March 31, 2016 and 2015, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Swiss franc, Canadian dollar, Singapore dollar, Australian dollar, Japanese Yen and the Hong Kong dollar. Our primary currency exposures are to the British pound sterling, the Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.

Rental income. The amount of rental income generated by the properties in our portfolio depends on several factors, including our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding approximately 1.8 million square feet of space under active development and approximately 1.2 million square feet of space held for future development as of March 31, 2016, the occupancy rate of the properties in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, was approximately 90.9% of our net rentable square feet.
As of March 31, 2016, we had over 1,000 tenants in our portfolio, including the 12 properties held in our managed portfolio of unconsolidated joint ventures. As of March 31, 2016, approximately 92% of our leases (on a rentable square footage basis) contained base rent escalations that were either fixed (generally ranging from 2% to 4%) or indexed based on a consumer price index or other similar inflation related index. We cannot assure you that these escalations will cover any increases in our costs or will otherwise keep rental rates at or above market rates.
The amount of rental income generated by us also depends on maintaining or increasing rental rates at our properties, which in turn depends on several factors, including supply and demand and market rates for data center space. Included in our approximately 20.3 million net rentable square feet, excluding space under active development and space held for future development and 14 properties held as investments in unconsolidated joint ventures, at March 31, 2016 is approximately 0.6 million square feet of data center space with extensive installed tenant improvements available for lease. Since our IPO, we have leased over 4.5 million square feet of similar space, including Turn-Key Flex® space. Our Turn-Key Flex® product is an effective solution for tenants who prefer to utilize a partner with the expertise or capital budget to provide extensive data center infrastructure and security. Our expertise in data center construction and operations enables us to lease space to these tenants at a premium over other uses. In addition, as of March 31, 2016, we had approximately 1.8 million square feet of space under active development and approximately 1.2 million square feet of space held for future development, or approximately 13% of the total rentable space in our portfolio, including the 14 properties held as investments in unconsolidated joint ventures. Our ability to grow earnings depends in part on our ability to develop space and lease development space at favorable rates, which we may not be able to obtain. Development space requires significant capital investment in order to develop data center facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for development space. We may purchase additional vacant properties and properties with vacant development space in the future. We will require additional capital to finance our development activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.”

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
Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 2.0 million square feet of available space in our portfolio, which excludes approximately 1.8 million square feet of space under active development and approximately 1.2 million square feet of space held for future development as of March 31, 2016 and the two properties held as investments in our non-managed unconsolidated joint ventures, leases representing approximately 3.8% and 8.0% of the net rentable square footage of our portfolio are scheduled to expire during the nine months ending December 31, 2016 and the year ending December 31, 2017, respectively.

During the three months ended March 31, 2016, we signed new leases totaling approximately 0.2 million square feet of space and renewal leases totaling approximately 0.3 million square feet of space. The following table summarizes our leasing activity in the three months ended March 31, 2016:

	Rentable Square Feet (1)	Expiring Rates (2)	New Rates (2)	Rental Rate Changes	TI’s/Lease Commissions Per Square Foot	Weighted Average Lease Terms (years)
Leasing Activity (3)(4)
Renewals Signed
Turn-Key Flex ®	138,698	$181.92	$184.02	1.2%	$5.14	3.6
Powered Base Building ®	106,053	$39.34	$36.98	(6.0)%	$6.35	6.4
Colocation	65,093	$289.86	$305.39	5.4%	$0.90	1.5
Non-technical	5,849	$53.28	$48.91	(8.2)%	$0.67	3.2
New Leases Signed (5)
Turn-Key Flex ®	149,958	—	$216.06	—	$40.32	5.8
Colocation	22,904	—	$265.06	—	$46.96	2.3
Non-technical	40,958	—	$23.37	—	$35.87	7.3
Leasing Activity Summary
Turn-Key Flex ®	288,656	—	$200.66	—	—
Powered Base Building ®	106,053	—	$36.98	—	—
Colocation	87,997	—	$294.89	—	—
Non-technical	46,807	—	$26.56	—	—

(1)	For some of our properties, we calculate square footage based on factors in addition to contractually leased square feet, including power, required support space and common area.

(2)	Rental rates represent annual estimated cash rent per rentable square foot adjusted for straight-line rents in accordance with GAAP. GAAP rental rates are inclusive of tenant concessions, if any.

(3)	Excludes short-term leases.

(4)	Commencement dates for the leases signed range from 2016 to 2018.

(5)	Includes leases signed for new and re-leased space.
Our ability to re-lease or renew expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. We continue to see strong demand in most of our key metropolitan areas for data center space and, subject to the supply of available data center space in these metropolitan areas, expect the rental rates we are likely to achieve on any new, re-leased or renewed data center space leases for 2016 expirations on an average aggregate basis will generally be higher than the rates currently being paid for the same space on a GAAP basis and flat on a cash basis. For the three months ended March 31, 2016, rents on renewed space increased by an average of 1.2% on a GAAP basis on our Turn-Key Flex® space compared to the expiring rents and decreased by an average of 6.0% on a GAAP basis on our Powered Base Building® space compared to the expiring rents. Our past performance may not be indicative of future results, and we cannot assure you that leases will be renewed or that our properties will be re-leased at all or at rental rates equal to or above the current average rental rates. Further, re-leased/renewed rental rates in a particular metropolitan area may not be consistent with rental rates across our portfolio as a whole and may fluctuate from one period to another due to a number of factors, including local real estate conditions, local supply and demand for data center space, competition from other data center developers or operators, the condition of the property and whether the property, or space within the property, has been developed.

Metropolitan area concentration. We depend on the market for technology-based real estate in specific geographic regions and significant changes in these regional metropolitan areas can impact our future results. As of March 31, 2016, our portfolio, including the 14 properties held as investments in unconsolidated joint ventures, was geographically concentrated in the following metropolitan areas.

Metropolitan Area	Percentage of March 31, 2016 total annualized rent (1)
New York	12.4%
Northern Virginia	11.4%
Dallas	10.4%
London, United Kingdom	9.5%
Silicon Valley	9.2%
Chicago	7.7%
Phoenix	6.1%
San Francisco	4.8%
Singapore	3.6%
Atlanta	3.4%
Boston	3.3%
Seattle	3.0%
Los Angeles	2.6%
Other	12.6%
Total	100.0%

(1)
Annualized rent is monthly contractual rent (defined as cash base rent before abatements) under existing leases as of March 31, 2016 multiplied by 12. The aggregate amount of abatements for the three months ended March 31, 2016 was approximately $5.0 million.

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
In addition, the European Union, or EU (including the United Kingdom), has been operating since 2005 under a cap-and-trade program, which directly affects the largest emitters of GHGs, including electricity producers from whom we purchase power, and the EU has taken a number of other climate change-related initiatives, including a directive targeted at improving energy efficiency (which introduces energy efficiency auditing requirements).  The Paris Agreement was adopted by the United States and 194 other countries (although it has not yet been signed) and looks to prevent global average temperatures from increasing by more than 2 degrees Celsius above preindustrial levels.  National legislation may also be implemented independently by Members of the EU.  For example, in the United Kingdom, the implementation of the CRC Energy Efficiency Scheme introduced a mandatory reporting and pricing scheme that is designed to incentivize energy efficiency and cut emissions by large energy users.
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
Interest rates. As of March 31, 2016, we had approximately $1.2 billion of variable rate debt subject to interest rate swap agreements on certain tranches of our 2016 unsecured term loan, along with $691.2 million and $402.8 million of variable rate debt that was outstanding on the 2016 global revolving credit facility and the unswapped portion of the 2016 unsecured term loan, respectively. The availability of debt and equity capital may decrease or be on unfavorable terms as a result of the circumstances described above under “Global market and economic conditions.” The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.
Demand for data center space. Our portfolio of properties consists primarily of technology-related real estate and data center real estate in particular. A decrease in the demand for, or increase in supply of, data center space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. We have invested in building out additional inventory primarily in what we anticipate will be our active major metropolitan areas prior to having executed leases with respect to this space. We believe that demand in key metropolitan areas such as Northern Virginia, Dallas and London is largely in line with supply. We also continue to see strong demand in other key metropolitan areas across our portfolio. However, until this inventory is leased up, which will depend on a number of factors, including available data center space in these metropolitan areas, our return on invested capital is negatively impacted. Our development activities make us particularly susceptible to general economic slowdowns, including recessions and the other circumstances described above under “Global market and economic conditions,” as well as adverse developments in the corporate data center, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space. Reduced demand could also result from business relocations, including to metropolitan areas that we do not currently serve. Changes in industry practice or in technology, such as virtualization technology, more efficient computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical data center space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. In addition, demand for data center space in our properties, or the rates at which we lease space, may be adversely impacted either across our portfolio or in specific metropolitan areas as a result of an increase in the number of competitors, or the amount of space being offered in our metropolitan areas and other metropolitan areas by our competitors.

Telx Acquisition. We believe that the acquisition of Telx, or the Telx Acquisition, will provide a number of strategic and financial benefits, including providing us a leading colocation and interconnection platform, a premium connectivity infrastructure and enhanced growth potential in attractive locations. However, there can be no assurance that we will realize the intended benefits of the Telx Acquisition and it may divert management's attention, and disrupt our plans and operations. In addition, we may be subject to unknown or contingent liabilities related to Telx for which we may have no or limited recourse against the sellers.
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
Recently Issued Accounting Pronouncements

Please refer to Item 1, Note 2(p) “Recent Accounting Pronouncements” in the notes to the condensed consolidated financial statements.

Results of Operations
The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2016 and 2015. A summary of our operating results for the three months ended March 31, 2016 and 2015 is as follows (in thousands).

	Three Months Ended March 31,
	2016	2015
Income Statement Data:
Total operating revenues	$504,199	$406,609
Total operating expenses	(386,083)	(257,291)
Operating income	118,116	149,318
Other income (expenses), net	(55,783)	(26,993)
Net income	$62,333	$122,325
Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of this growth, our period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses on a stabilized portfolio basis. Our stabilized portfolio includes properties owned as of December 31, 2014 with less than 5% of total rentable square feet under development and excludes properties that were undergoing, or were expected to undergo, development activities in 2015-2016 and properties sold or contributed to joint ventures.

We acquired no real estate properties during the three months ended March 31, 2016.

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015
Portfolio
As of March 31, 2016, our portfolio consisted of 140 properties, including eight Telx properties (of which two are owned and six properties are leased from third parties) and 14 properties held as investments in unconsolidated joint ventures, with an aggregate of 25.0 million rentable square feet including 1.8 million square feet of space under active development and 1.2 million square feet of space held for future development compared to a portfolio consisting of 130 properties, including 14 properties held as investments in unconsolidated joint ventures, with an aggregate of 24.7 million rentable square feet including 1.2 million square feet of space under active development and 1.3 million square feet of space held for future development as of March 31, 2015. The changes in our portfolio reflect the acquisition of nine properties, including the eight Telx properties and the sale of three properties during the twelve months ended March 31, 2016. In addition, four properties were placed into service during the twelve months ended March 31, 2016, developed on land parcels which were acquired prior to April 1, 2015.

Revenues
Total operating revenues for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Rental	$371,128	$317,804	$53,324
Tenant reimbursements	84,218	85,829	(1,611)
Interconnection and other	46,963	1,362	45,601
Fee income	1,799	1,614	185
Other	91	—	91
Total operating revenues	$504,199	$406,609	$97,590
The following table shows revenues for the three months ended March 31, 2016 and 2015 for stabilized properties and pre-stabilized properties (all other properties) (in thousands).

	Stabilized			Pre-Stabilized
	Three Months Ended March 31,			Three Months Ended March 31,
	2016	2015	Change	2016	2015	Change
Rental	$213,408	$209,562	$3,846	$157,720	$108,242	$49,478
Tenant reimbursements	51,207	53,238	(2,031)	33,011	32,591	420
Interconnection and other	1,465	1,186	279	45,498	176	45,322
Fee income	672	1,073	(401)	1,127	541	586
Other	76	—	76	15	—	15
Total operating revenues	$266,828	$265,059	$1,769	$237,371	$141,550	$95,821
Stabilized rental revenues increased for the three months ended March 31, 2016 compared to the same period in 2015 primarily as a result of new leasing at our properties during the twelve months ended March 31, 2016, the largest of which were for space at 2121 South Price Road, 365 Main Street and 2045 & 2055 Lafayette Street offset by the British pound sterling and Euro weakening against the U.S. dollar. Stabilized tenant reimbursement revenue decreased for the three months ended March 31, 2016 compared to the same period in 2015 primarily as a result of lower utility reimbursements due to decreased usage and vacancies at certain properties.

Pre-stabilized revenue increases were primarily a result of the Telx Acquisition, which contributed approximately $44.8 million and $45.1 million to the rental revenue and interconnection revenue increases, respectively, along with new leases at our properties during the twelve months ended March 31, 2016, primarily leases of completed development space, the largest of which were for space at 44060 Digital Loudoun Plaza, Principal Park, Crawley, 9355 Grand Avenue and 2805 Lafayette Street.

Operating Expenses and Interest Expense
Operating expenses and interest expense during the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Rental property operating and maintenance	$154,169	$124,563	$29,606
Property taxes	27,331	23,263	4,068
Insurance	2,412	2,155	257
Change in fair value of contingent consideration	—	(43,034)	43,034
Depreciation and amortization	169,016	129,073	39,943
General and administrative	31,256	21,194	10,062
Transactions	1,900	93	1,807
Other	(1)	(16)	15
Total operating expenses	$386,083	$257,291	$128,792
Interest expense	$57,261	$45,466	$11,795

The following table shows expenses for the three months ended March 31, 2016 and 2015 for stabilized properties and pre-stabilized properties (all other properties) (in thousands).

	Stabilized			Pre-stabilized
	Three Months Ended March 31,			Three Months Ended March 31,
	2016	2015	Change	2016	2015	Change
Rental property operating and maintenance	$72,516	$75,268	$(2,752)	$81,653	$49,295	$32,358
Property taxes	15,782	15,229	553	11,549	8,034	3,515
Insurance	1,522	1,464	58	890	691	199
Change in fair value of contingent consideration	—	—	—	—	(43,034)	43,034
Depreciation and amortization	80,261	81,441	(1,180)	88,755	47,632	41,123
General and administrative (1)	31,256	21,194	10,062	—	—	—
Transactions (2)	—	—	—	1,900	93	1,807
Other	28	10	18	(29)	(26)	(3)
Total operating expenses	$201,365	$194,606	$6,759	$184,718	$62,685	$122,033
Interest expense (3)	$38,125	$27,284	$10,841	$19,136	$18,182	$954

(1)	General and administrative expenses are included in stabilized properties as they are not allocable to specific properties.

(2)	Transaction expenses are included entirely in pre-stabilized properties as they are not allocable to stabilized properties.

(3)	Interest expense on our global revolving credit facility and unsecured term loan is allocated on a specific property basis.
Stabilized rental property operating and maintenance expenses decreased approximately $2.8 million in the three months ended March 31, 2016, compared to the same period in 2015 primarily as a result of lower utility expense due to decreased usage and vacancies at certain properties.
Stabilized property taxes increased by approximately $0.6 million in the three months ended March 31, 2016, compared to the same period in 2015, primarily as a result of an additional property tax re-assessment recorded in 2016 at one property in New Jersey within the stabilized pool along with a successful appeal in 2015 for taxes at one property in California within the stabilized pool.

Stabilized depreciation and amortization expense decreased approximately $1.2 million in the three months ended March 31, 2016 compared to the same period in 2015, principally because of assets at certain properties being fully amortized during 2015.

Stabilized general and administrative expenses increased by approximately $10.1 million in the three months ended March 31, 2016 compared to the same period in 2015 primarily due to the Telx Acquisition along with the growth of our company, with an increase in headcount from 2015 to 2016, resulting in additional compensation, along with higher professional fees and marketing expenses.
Stabilized interest expense increased approximately $10.8 million for the three months ended March 31, 2016 as compared to the same period in 2015. The increase was primarily a result of the issuance of the 3.950% 2022 Notes in June 2015 along with the issuance of the 3.400% 2020 Notes and 4.750% 2025 Notes in October 2015.
Pre-stabilized rental property operating and maintenance expenses increased by approximately $32.4 million in the three months ended March 31, 2016 compared to the same period in 2015 primarily as a result of the Telx Acquisition, which contributed approximately $29.6 million to the increase, along with development projects being placed into service leading to higher utility expense in 2016.
Pre-stabilized property tax expense increased approximately $3.5 million in the three months ended March 31, 2016 compared to the same period in 2015. The increase was principally a result of reassessed value increases at five properties within the pre-stabilized pool.
Pre-stabilized depreciation and amortization expense increased approximately $41.1 million in the three months ended March 31, 2016 compared to the same period in 2015, principally because of the Telx Acquisition, which contributed approximately $33.7 million to the increase, along with depreciation on development projects that were placed into service in late 2015 and during 2016.
Pre-stabilized interest expense increased approximately $1.0 million for the three months ended March 31, 2016 as compared to the same period in 2015 primarily as a result of interest expense related to capital leases assumed as part of the Telx Acquisition in October 2015.

Transaction expenses increased by approximately $1.8 million for the three months ended March 31, 2016 as compared to the same period in 2015, principally because of the Telx Acquisition, which was completed in October 2015.
Other Income (Expense)
Gain on Sale of Properties
During the three months ended March 31, 2016, we recognized a gain on sale of properties of $1.0 million related to the disposition of 47700 Kato Road and 1055 Page Avenue, which sold for $37.5 million in January 2016 as compared to $17.8 million during the three months ended March 31, 2015, related to the dispositions of 100 Quannapowitt, which sold for $31.1 million in February 2015, and 3300 East Birch Street, which sold for $14.2 million in March 2015.

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
Digital Realty Trust, Inc. entered into equity distribution agreements in June 2011, which we refer to as the 2011 Equity Distribution Agreements, with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Morgan Stanley & Co. LLC, or the Agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $400.0 million from time to time through, at its discretion, any of the Agents as its sales agents. The sales of common stock made under the 2011 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. Cumulatively through March 31, 2016, Digital Realty Trust, Inc. has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million common shares under the 2011 Equity Distribution Agreements at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents and before offering expenses. No sales were made under the program during the three months ended March 31, 2016 and 2015. As of March 31, 2016, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.
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

Our parent company has declared and paid the following dividends on its common and preferred stock for the three months ended March 31, 2016 (in thousands, except per share amounts):

Date dividend declared	Dividend payment date	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	Common Stock
February 17, 2016	March 31, 2016	$5,031	$3,023	$3,672	$6,730	$3,969	$129,064

Annual rate of dividend per share		$1.750	$1.656	$1.469	$1.844	$1.588	$3.520

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
As of March 31, 2016, we had $31.1 million of cash and cash equivalents, excluding $19.6 million of restricted cash. Restricted cash primarily consists of interest-bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements, as well as capital expenditures.
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
On January 15, 2016, the operating partnership refinanced its global revolving credit facility and entered into a global senior credit agreement for a $2.0 billion senior unsecured revolving credit facility, which we refer to as the 2016 global revolving credit facility, that replaced the $2.0 billion revolving credit facility executed on August 15, 2013, as amended. The 2016 global revolving credit facility has an accordion feature that would enable us to increase the borrowing capacity of the credit facility to up to $2.5 billion, subject to the receipt of lender commitments and other conditions precedent. The refinanced facility matures on January 15, 2020, with two six-month extension options available. The interest rate for borrowings under the 2016 global revolving credit facility equals the applicable index plus a margin which is based on the credit ratings of our long-term debt and is currently 100 basis points. An annual facility fee on the total commitment amount of the facility, based on the credit ratings of our long-term debt, currently 20 basis points, is payable quarterly. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. As of March 31, 2016, borrowings under the 2016 global revolving credit facility bore interest at an overall blended rate of 0.99% comprised of 1.44% (U.S. dollars), 1.51% (British pound sterling), 0.69% (Euros), 1.25% (Hong Kong dollars), 2.08% (Singapore dollar) and 1.87% (Canadian dollars). The interest rates are based on 1-month LIBOR, 1-month GBP LIBOR, 1-month EURIBOR, 1-month HIBOR, 1-month SOR and 1-month CDOR, respectively, plus a margin of 1.00%. We have used and intend to use borrowings under the 2016 global revolving credit facility to acquire additional properties, fund development opportunities and to provide for working capital and other corporate purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities. As of March 31, 2016, we have capitalized approximately $13.9 million of financing costs related to the 2016 global revolving credit facility. As of March 31, 2016, approximately $691.2 million was drawn under this facility and $10.5 million of letters of credit were issued, leaving approximately $1.3 billion available for use.
On January 15, 2016, the operating partnership refinanced the senior unsecured multi-currency term loan facility and entered into a term loan agreement, which governs (i) a $1.25 billion 5-year senior unsecured term loan, which we refer to as the 5-Year Term Loan, and (ii) a $300 million 7-year senior unsecured term loan, which we refer to as the 7-Year Term Loan. The 2016 term loan agreement replaced the $1.0 billion term loan agreement executed on April 16, 2012, as amended. The 5-Year Term Loan matures on January 15, 2021 and the 7-Year Term Loan matures on January 15, 2023. In addition, we have the ability from time to time to increase the aggregate size of lending under the 2016 term loan agreement from $1.55 billion up to $1.8 billion, subject to receipt of lender commitments and other conditions precedent. Interest rates are based on our senior unsecured debt ratings and are currently 110 basis points and 155 basis points over the applicable index for floating rate advances for the 5-Year Term Loan and the 7-Year Term Loan, respectively. Funds may be drawn in U.S., Canadian, Singapore, Australian and Hong Kong dollars, as well as Euro, British pound sterling and Japanese yen. Based on exchange rates in effect at March 31, 2016, the balance outstanding is approximately $1.6 billion. We have used borrowings under the term loan for acquisitions, repayment of indebtedness, development, working capital and general corporate purposes. The covenants under this loan are consistent with our 2016 global revolving credit facility and, as of March 31, 2016, we were in compliance with all of such covenants. As of March 31, 2016, we have capitalized approximately $7.4 million of financing costs related to the 2016 unsecured term loan.
For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.
Our parent company commenced its At-the-Market equity distribution program in June 2011, which is discussed under “Liquidity and Capital Resources of the Parent Company” above. To date, our parent company has generated net proceeds of approximately $342.7 million from the issuance of approximately 5.7 million shares of common stock under the program at an average price of $60.35 per share after payment of approximately $3.5 million of commissions to the sales agents before offering expenses. The proceeds from the issuances were contributed to us in exchange for the issuance of approximately 5.7 million common units to our parent company. No sales were made under the program during the three months ended March 31, 2016 and 2015. As of March 31, 2016, shares of common stock having an aggregate offering price of $53.8 million remained available for offer and sale under the program.

On January 21, 2016, the operating partnership closed on the sale of 47700 Kato Road and 1055 Page Avenue, two adjacent non-data center properties totaling 199,000 square feet in Fremont, California for $37.5 million. The sale generated net proceeds of $35.8 million, and we recognized a gain on the sale of approximately $1.0 million. The properties were identified as held for sale as of December 31, 2015. 47700 Kato Road and 1055 Page Avenue were not a significant component of our U.S. portfolio nor does the sale represent a significant shift in the Company's strategy.

The growing acceptance by private institutional investors of the data center asset class has generally pushed capitalization rates lower; as such private investors may often have lower return expectations than us. As a result, we anticipate near-term single asset acquisitions activity to comprise a smaller percentage of our growth while this market dynamic persists.

Construction
The table below summarizes our construction in progress (included in investments in real estate) as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016				As of December 31, 2015
(dollars in thousands)	Net Rentable Square Feet	Current Investment (2)	Future Investment (3)	Total Cost	Net Rentable Square Feet	Current Investment (4)	Future Investment (3)	Total Cost
Development Lifecycle
Development Construction in Progress
Space Held for Development	1,102,169	$237,828	$—	$237,828	1,275,767	$255,096	$—	$255,096
Base Building Construction	1,001,583	124,918	113,879	238,797	701,878	70,907	58,379	129,286
Datacenter Construction	760,412	330,506	426,619	757,125	640,782	311,472	312,745	624,217
Equipment Pool & Other Inventory		9,388	—	9,388		9,035	—	9,035
Campus, Tenant Improvements & Other		17,723	28,886	46,609		18,482	13,992	32,474
Total Development Construction in Progress	2,864,164	720,363	569,384	1,289,747	2,618,427	664,992	385,116	1,050,108
Land Inventory	(1)	156,000	—	156,000	(1)	183,445	—	183,445
Enhancement & Other		8,290	4,472	12,762		7,882	2,454	10,336
Recurring		13,222	19,678	32,900		12,711	34,439	47,150
Total Construction in Progress		$897,875	$593,534	$1,491,409		$869,030	$422,009	$1,291,039

(1)	Represents approximately 276 acres as of March 31, 2016 and approximately 286 acres as of December 31, 2015.

(2)	Represents balances incurred through March 31, 2016 and included in building and improvements in the condensed consolidated balance sheets.

(3)	Represents estimated cost to complete specific scope of work pursuant to contract, budget or approved capital plan.

(4)	Represents balances incurred through December 31, 2015 and included in building and improvements in the condensed consolidated balance sheets.
Land inventory and space held for development reflect cumulative cost spent pending future development. Base building construction consists of ongoing improvements to building infrastructure in preparation for future datacenter fit-out. Datacenter construction includes 0.8 million square feet of Turn Key Flex®, Powered Base Building®, and Custom Solutions product with a cost to date of approximately $330.5 million. Generally, we expect to deliver the space within 12 months; however, lease commencement dates may significantly impact final delivery schedules. Equipment pool and other inventory represent the value of long-lead equipment and materials required for timely deployment and delivery of datacenter construction fit-out. Campus, tenant improvements and other costs include the value of development work which benefits space recently converted to our operating portfolio and is composed primarily of shared infrastructure projects and first-generation tenant improvements.
Future Uses of Cash
Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of March 31, 2016, we had approximately 1.8 million square feet of space under active development and approximately 1.2 million square feet of space held for future development and we also owned approximately 0.8 million net rentable square feet of datacenter space with extensive installed tenant improvements. Turn-Key Flex® space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Flex® space, we expect to incur significant tenant improvement costs to build out and develop these types of spaces. At March 31, 2016, the approximate 1.8 million square feet of space under active development was under construction for Turn-Key Flex®, Powered Base Building® and Custom Solutions products, all of which are expected to be income producing on or after completion, in four U.S. domestic metropolitan areas, three European metropolitan areas, two Asian metropolitan areas and one Canadian metropolitan area, consisting of approximately 1.0 million square feet of base building construction and 0.8 million square feet of data center construction. At March 31, 2016, we had commitments under construction contracts for approximately $209.9 million. We currently expect to incur approximately $600.0 million to $750.0 million of capital expenditures for our development programs during the nine months ending December 31, 2016, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

Historical Capital Expenditures (Cash Basis)
The table below summarizes our capital expenditure activity for the three months March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Development projects	$131,476	$125,647
Enhancement and improvements	441	6,194
Recurring capital expenditures	21,064	18,066
Total capital expenditures (excluding indirect costs)	$152,981	$149,907
For the three months ended March 31, 2016, total capital expenditures increased $3.1 million to approximately $153.0 million from $149.9 million for the same period in 2015. Capital expenditures on our development projects plus our enhancement and improvements projects for the three months ended March 31, 2016 were approximately $131.9 million, which reflects an increase of approximately 0.1% from the same period in 2015. This increase was primarily due to completion of and increased spending for ground-up Custom Solutions projects, Turn-Key Flex and base building improvements. Our development capital expenditures are generally funded by our available cash and equity and debt capital.
Indirect costs, including capitalized interest, capitalized in the three months ended March 31, 2016 and 2015 were $20.5 million and $16.7 million, respectively. Capitalized interest comprised approximately $3.8 million and $4.3 million, respectively, of the total indirect costs capitalized for the three months ended March 31, 2016 and 2015. Capitalized interest in the three months ended March 31, 2016 decreased compared to the same period in 2015 due to a reduction in qualifying activities. Excluding capitalized interest, the increase in indirect costs in the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities. See “—Future Uses of Cash” above for a discussion of the amount of capital expenditures we expect to incur during the year ending December 31, 2016.

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
Distributions
All distributions on our units are at the discretion of our parent company’s board of directors. During the three months ended March 31, 2016, our operating partnership declared and paid the following distributions (in thousands, except per unit amounts):

Date distribution declared	Distribution payment date	Series E Preferred Units	Series F Preferred Units	Series G Preferred Units	Series H Preferred Units	Series I Preferred Units	Common Units
February 17, 2016	March 31, 2016	$5,031	$3,023	$3,672	$6,730	$3,969	$131,587

Annual rate of distribution per unit		$1.750	$1.656	$1.469	$1.844	$1.588	$3.520

Commitments and Contingencies
As part of the acquisition of 29A International Business Park, the seller could earn additional consideration based on future net operating income growth in excess of certain performance targets, as defined in the agreements for the acquisition. The earnout contingency expires in November 2020. The maximum amount that could be earned by the seller is $50.0 million SGD (or approximately $37.1 million based on the exchange rate as of March 31, 2016). As of December 31, 2014, $12.6 million had been accrued related to this earnout agreement, which was subsequently paid in 2015. During 2015, the remaining performance targets were achieved and the Company accrued an additional $19.4 million. The remaining earnout payments will be made in 2016 and 2020 per the terms of the earnout agreement. The amounts accrued have been discounted based on their expected payment date and capitalized to building and improvements as the original purchase was accounted for as an asset acquisition.
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

As part of the acquisition of the Sentrum Portfolio, the seller could earn additional consideration based on future net returns on vacant space to be developed, but not currently leased, as defined in the purchase agreement for the acquisition. The initial estimate of fair value of the contingent consideration liability was approximately £56.5 million (or approximately $87.6 million based on the exchange rate as of July 11, 2012, the acquisition date). We have adjusted the contingent consideration to fair value at each reporting date with changes in fair value recognized in operating income. During the three months ended March 31, 2015, we reduced the fair value by approximately £30.3 million (or approximately $45.9 million). The adjustment was the result of an evaluation by management that no additional leases would be executed for vacant space by July 11, 2015, the contingency expiration date. The final payment on the earnout was made in August 2015. The change in fair value of contingent consideration for Sentrum was recorded as a reduction to operating expense of approximately $43.0 million for the three months ended March 31, 2015.
As of March 31, 2016, we were a party to interest rate swap agreements which hedge variability in cash flows related the U.S. LIBOR and SGD-SOR based tranches of the unsecured term loan. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness
The table below summarizes our debt, as of March 31, 2016 (in millions):

Debt Summary:
Fixed rate	$3,954.8
Variable rate debt subject to interest rate swaps	1,170.6
Total fixed rate debt (including interest rate swaps)	5,125.4
Variable rate—unhedged	1,094.0
Total	$6,219.4
Percent of Total Debt:
Fixed rate (including swapped debt)	82.4%
Variable rate	17.6%
Total	100.0%
Effective Interest Rate as of March 31, 2016 (1)
Fixed rate (including hedged variable rate debt)	4.08%
Variable rate	1.47%
Effective interest rate	3.60%

(1)	Excludes impact of deferred financing cost amortization.
As of March 31, 2016, we had approximately $6.2 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total enterprise value was approximately 30% (based on the closing price of Digital Realty Trust, Inc.’s common stock on March 31, 2016 of $88.49). For this purpose, our total enterprise value is defined as the sum of the market value of Digital Realty Trust, Inc.’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our incentive award plan, plus the liquidation value of Digital Realty Trust, Inc.’s preferred stock, plus the aggregate value of our operating partnership’s units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc.’s common stock and excluding long-term incentive units, Class C Units and Class D Units), plus the book value of our total consolidated indebtedness.
The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, EURIBOR, GBP LIBOR, SOR, BBR, HIBOR, JPY LIBOR, CDOR and U.S. Prime rates, depending on the respective agreement governing the debt, including our global revolving credit facility and unsecured term loan. As of March 31, 2016, our debt had a weighted average term to initial maturity of approximately 5.6 years (or approximately 5.7 years assuming exercise of extension options).

Off-Balance Sheet Arrangements
As of March 31, 2016, we were party to interest rate swap agreements related to $1.2 billion of outstanding principal on our variable rate debt. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”
As of March 31, 2016, our pro-rata share of debt of unconsolidated joint ventures was approximately $136.8 million, of which $54.5 million is subject to interest rate swap agreements.

Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015
The following table shows cash flows and ending cash and cash equivalent balances for the three months ended March 31, 2016 and 2015 (in thousands).

	Three Months Ended March 31,
	2016	2015	Change
Net cash provided by operating activities	$179,361	$138,922	$40,439
Net cash used in investing activities	(154,170)	(149,070)	(5,100)
Net cash (used in) provided by financing activities	(51,110)	6,156	(57,266)
Net decrease in cash and cash equivalents	$(25,919)	$(3,992)	$(21,927)
The increase in net cash provided by operating activities was due to the acquisition of Telx and increased revenues from new leasing at our stabilized properties, completed and leased development space which was partially offset by increased operating and interest expenses. Our portfolio consisted of 140 operating properties at March 31, 2016 versus 130 operating properties as of March 31, 2015.
Net cash used in investing activities increased for the three months ended March 31, 2016, primarily as a result of a decrease in net proceeds from the sale of properties for the three months ended March 31, 2016 ($35.8 million) as compared to the same period in 2015 ($43.3 million). Cash paid for capital expenditures for the three months ended March 31, 2016 ($183.9 million) was consistent with the same period in 2015 ($183.8 million).
Net cash flows (used in) provided by financing activities for the company consisted of the following amounts (in thousands).

	Three Months Ended March 31,
	2016	2015	Change
Proceeds from borrowings, net of repayments	$240,386	$257,351	$(16,965)
Net proceeds from issuance of common and preferred stock, including equity plans	1,942	186	1,756
Dividend and distribution payments	(280,899)	(251,333)	(29,566)
Other	(12,539)	(48)	(12,491)
Net cash (used in) provided by financing activities	$(51,110)	$6,156	$(57,266)
The change in cash flows from financing activities was due to the lower net borrowings during the three months ended March 31, 2016 (net borrowings of $240.4 million) as compared to the three months ended March 31, 2015 (net borrowings of $257.4 million) in addition to higher dividend and distribution payments. The increase in dividend and distribution payments for the three months ended March 31, 2016 as compared to the same period in 2015 was due to an increase in the number of shares outstanding and dividend amount per share of common stock in 2016 as compared to 2015 and the payment of dividends on our series I preferred stock during the three months ended March 31, 2016, whereas this series of preferred stock was not outstanding for the three months ended March 31, 2015.

Net cash flows (used in) provided by financing activities for the operating partnership consisted of the following amounts (in thousands).

	Three Months Ended March 31,
	2016	2015	Change
Proceeds from borrowings, net of repayments	$240,386	$257,351	$(16,965)
General partner contributions, net	1,942	186	1,756
Distribution payments	(280,899)	(251,333)	(29,566)
Other	(12,539)	(48)	(12,491)
Net cash (used in) provided by financing activities	$(51,110)	$6,156	$(57,266)
The change in cash flows from financing activities was due to the lower net borrowings during the three months ended March 31, 2016 (net borrowings of $240.4 million) as compared to the three months ended March 31, 2015 (net borrowings of $257.4 million) in addition to higher distribution payments. The increase in distribution payments for the three months ended March 31, 2016 as compared to the same period in 2015 was due to an increase in the number of units outstanding and distribution amount per common unit in 2016 as compared to 2015 and the payment of distributions on our series I preferred units during the three months ended March 31, 2016, whereas this series of preferred units was not outstanding for the three months ended March 31, 2015.
Noncontrolling Interests in Operating Partnership
Noncontrolling interests relate to the common units in our operating partnership that are not owned by Digital Realty Trust, Inc., which, as of March 31, 2016, amounted to 1.7% of our operating partnership common units. In conjunction with our formation, our operating partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.
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

Reconciliation of Net Income Available to Common Stockholders to Funds From Operations (FFO)
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Net income available to common stockholders	$39,125	$101,728
Adjustments:
Noncontrolling interests in operating partnership	663	2,026
Real estate related depreciation and amortization (1)	166,912	127,823
Real estate related depreciation and amortization related to investment in unconsolidated joint ventures	2,803	2,603
Gain on sale of properties	(1,097)	(17,820)
FFO available to common stockholders and unitholders (2)	$208,406	$216,360
Basic FFO per share and unit	$1.40	$1.56
Diluted FFO per share and unit (2)	$1.39	$1.56
Weighted average common stock and units outstanding
Basic	149,048	138,407
Diluted (2)	149,915	138,831
(1) Real estate related depreciation and amortization was computed as follows:
Depreciation and amortization per income statement	$169,016	$129,073
Non-real estate depreciation	(2,104)	(1,250)
	$166,912	$127,823

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

	Three Months Ended March 31,
	2016	2015
Weighted average common stock and units outstanding	149,048	138,407
Add: Effect of dilutive securities	867	424
Weighted average common stock and units outstanding—diluted	149,915	138,831

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
Analysis of Debt between Fixed and Variable Rate
We use interest rate swap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of March 31, 2016, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$3,938.2	$4,142.8
Variable rate debt subject to interest rate swaps	1,170.5	1,170.5
Total fixed rate debt (including interest rate swaps)	5,108.7	5,313.3
Variable rate debt	1,094.0	1,094.0
Total outstanding debt	$6,202.7	$6,407.3
Interest rate derivatives included in this table and their fair values as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of March 31, 2016		As of December 31, 2015		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of March 31, 2016	As of December 31, 2015
Currently-paying contracts
$206,000	(1)	$206,000	(1)	Swap	0.932	Jun 18, 2012	Apr 18, 2017	$(777)	$(416)
54,905	(1)	54,905	(1)	Swap	0.670	Aug 6, 2012	Apr 6, 2017	(56)	69
75,000	(1)	75,000	(1)	Swap	0.500	Aug 6, 2012	Apr 6, 2016	(1)	(10)
75,000	(1)	—		Swap	1.164	Jan 15, 2016	Jan 15, 2021	(515)	—
300,000	(2)	—		Swap	1.435	Jan 15, 2016	Jan 15, 2023	(3,728)	—
140,533	(3)	133,579	(3)	Swap	0.925	Jul 17, 2012	Apr 18, 2017	360	1,500
243,366	(4)	—		Swap	0.792	Jan 15, 2016	Jan 15, 2019	(1,182)	—
75,747	(5)	—		Swap	0.779	Jan 15, 2016	Jan 15, 2021	390	—
$1,170,551		$469,484						$(5,509)	$1,143

(1)	Represents portions of the U.S. dollar tranche of the 5-Year Term Loan.

(2)	Represents the U.S. dollar tranche of the 7-Year Term Loan.

(3)
Represents a portion of the Singapore dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rate of $0.74 to 1.00 SGD as of March 31, 2016 and $0.70 to 1.00 SGD as of December 31, 2015.

(4)	Represents the British pound sterling tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rate of $1.44 to £1.00 as of March 31, 2016.

(5)	Represents the Canadian dollar tranche of the 5-Year Term Loan. Translation to U.S. dollars is based on exchange rate of $0.77 to 1.00 CAD as of March 31, 2016.

Sensitivity to Changes in Interest Rates
The following table shows the effect if assumed changes in interest rates occurred, based on fair values and interest expense as of March 31, 2016:

Assumed event	Change ($ millions)
Increase in fair value of interest rate swaps following an assumed 10% increase in interest rates	$3.4
Decrease in fair value of interest rate swaps following an assumed 10% decrease in interest rates	(3.4)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% increase in interest rates	1.0
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped interest following a 10% decrease in interest rates	(1.0)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	20.0
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	(18.7)
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
Foreign Currency Exchange Risk
For the three months ended March 31, 2016 and 2015, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland, Canada, Singapore, Australia, Japan and Hong Kong, and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British pound sterling, Euro, Swiss franc, Australian dollar, Singapore dollar, Canadian dollar, Hong Kong dollar and the Japanese yen. Our primary currency exposures are to the British pound sterling, Euro and the Singapore dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our investments in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended March 31, 2016 and 2015, operating revenues from properties outside the United States contributed $97.9 million and $92.0 million, respectively, which represented 19.4% and 22.6% of our total operating revenues, respectively. Net investment in properties outside the United States was $2.7 billion and $2.6 billion as of March 31, 2016 and December 31, 2015, respectively. Net assets in foreign operations were approximately $0.4 billion and $0.5 billion as of March 31, 2016 and December 31, 2015, respectively.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS.
The risk factors discussed under the heading “Risk Factors” and elsewhere in the company’s and the operating partnership’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended, continue to apply to our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Digital Realty Trust, Inc.
None.
Digital Realty Trust, L.P.
During the three months ended March 31, 2016, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:
During the three months ended March 31, 2016, Digital Realty Trust, Inc. issued an aggregate of 28,345 shares of its common stock upon the exercise of stock options. Digital Realty Trust, Inc. contributed the proceeds from the option exercises of approximately $1.1 million to our operating partnership in exchange for an aggregate of 28,345 common units, as required by our operating partnership’s partnership agreement.
During the three months ended March 31, 2016, Digital Realty Trust, Inc. issued an aggregate of 129,563 shares of its common stock in connection with restricted stock awards for no cash consideration. For each share of common stock issued by Digital Realty Trust, Inc. in connection with such an award, our operating partnership issued a restricted common unit to Digital Realty Trust, Inc. During the three months ended March 31, 2016, our operating partnership issued an aggregate of 129,563 common units to Digital Realty Trust, Inc., as required by our operating partnership’s partnership agreement. During the three months ended March 31, 2016, an aggregate of 7,354 shares of its common stock were forfeited to Digital Realty Trust, Inc. in connection with restricted stock awards for a net issuance of 122,209 shares of common stock.
For these issuances of common units to Digital Realty Trust, Inc., our operating partnership relied on Digital Realty Trust, Inc.’s status as a publicly traded NYSE-listed company with approximately $11.4 billion in total consolidated assets and as our operating partnership’s majority owner and general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.
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

4.1
Indenture, dated as of April 15, 2016, among Digital Euro Finco, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 2.625% Guaranteed Notes due 2024 (incorporated by reference to the Combined Current Report on 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on April 19, 2016).

10.1*
Global Senior Credit Agreement, dated as of January 15, 2016, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the subsidiary borrowers and guarantors named therein, Citibank, N.A., as administrative agent, Bank of America, N.A., and JPMorgan Chase Bank, N.A., as syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.48 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 29, 2016).

10.2*
Term Loan Agreement, dated as of January 15, 2016, among Digital Realty Trust, L.P., and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, and Digital Realty Trust, Inc., as parent guarantor, the additional guarantors party thereto, as additional guarantors, the initial lenders named therein, as the initial lenders, Citibank, N.A., as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated , Citigroup Global Markets Inc., J.P. Morgan Securities LLC, the Bank of Nova Scotia and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners for the 5-year term loan, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, U.S. Bank National Association and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners for the 7-year term loan (incorporated by reference to Exhibit 10.49 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 29, 2016).

10.3†	Employment Agreement, dated as of November 10, 2015, by and among Digital Realty Trust, Inc., DLR, LLC and Matthew J. Miszewski.

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, L.P.

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) Condensed Consolidated Income Statements for the three months ended March 31, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iv) Condensed Consolidated Statements of Equity/Capital for the three months ended March 31, 2016; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (vi) Notes to Condensed Consolidated Financial Statements.

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

DIGITAL REALTY TRUST, INC.

May 6, 2016	/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

May 6, 2016	/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

May 6, 2016	/S/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

By: Digital Realty Trust, Inc. Its general partner

By:

May 6, 2016		/S/ A. WILLIAM STEIN
A. William Stein Chief Executive Officer (principal executive officer)

May 6, 2016		/S/ ANDREW P. POWER
Andrew P. Power Chief Financial Officer (principal financial officer)

May 6, 2016		/s/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)

Exhibit Index

Exhibit Number	Description

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

4.1
Indenture, dated as of April 15, 2016, among Digital Euro Finco, LLC, Digital Realty Trust, Inc., Digital Realty Trust, L.P., Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and a transfer agent, and Deutsche Bank Luxembourg S.A., as registrar and a transfer agent, including the form of the 2.625% Guaranteed Notes due 2024 (incorporated by reference to the Combined Current Report on 8-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on April 19, 2016).

10.1*
Global Senior Credit Agreement, dated as of January 15, 2016, among Digital Realty Trust, L.P. and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, Digital Realty Trust, Inc., as parent guarantor, the subsidiary borrowers and guarantors named therein, Citibank, N.A., as administrative agent, Bank of America, N.A., and JPMorgan Chase Bank, N.A., as syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and joint book running managers, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.48 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 29, 2016).

10.2*
Term Loan Agreement, dated as of January 15, 2016, among Digital Realty Trust, L.P., and the other initial borrowers named therein and additional borrowers party thereto, as borrowers, and Digital Realty Trust, Inc., as parent guarantor, the additional guarantors party thereto, as additional guarantors, the initial lenders named therein, as the initial lenders, Citibank, N.A., as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated , Citigroup Global Markets Inc., J.P. Morgan Securities LLC, the Bank of Nova Scotia and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners for the 5-year term loan, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, U.S. Bank National Association and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners for the 7-year term loan (incorporated by reference to Exhibit 10.49 to the Combined Annual Report on Form 10-K of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed on February 29, 2016).

10.3†	Employment Agreement, dated as of November 10, 2015, by and among Digital Realty Trust, Inc., DLR, LLC and Matthew J. Miszewski.

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Digital Realty Trust, L.P.

101
The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) Condensed Consolidated Income Statements for the three months ended March 31, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iv) Condensed Consolidated Statements of Equity/Capital for the three months ended March 31, 2016; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (vi) Notes to Condensed Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.
*	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the Securities and Exchange Commission.