Form 10-K/A
period 2015-12-31
Digital Realty Trust, Inc.; Digital Realty Trust, L.P.
filed 2016-09-28
CIK 1297996, 1494877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE TO FORM 10-K/A

This Amendment No. 2 (“Amendment No. 2”) on Form 10-K/A amends the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Filing”) of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 29, 2016, as amended by Amendment No. 1 to the Original Filing filed with the SEC on April 1, 2016. We are filing this Amendment No. 2 to correct a typographical error on page 128 of the Original Filing.
This Amendment No. 2 does not reflect events occurring after the filing of the Original Filing.

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
We have identified certain non-core investment properties we intend to sell as part of our capital recycling strategy. Our capital recycling program is designed to identify non-strategic and underperforming assets that can be sold to generate proceeds that will support the funding of our core investment activity. We expect our capital recycling initiative will likewise have a meaningfully positive impact on overall return on invested capital. In addition, our capital recycling program does not represent a strategic shift, as we are not entirely exiting regions or property types. During this process, we are evaluating the carrying value of certain investment properties identified for potential sale to ensure the carrying value is recoverable in light of a potentially shorter holding period. As a result of our evaluation, during the year ended December 31, 2014, we recognized $126.5 million of impairment losses on five properties located in the Midwest, Northeast and West regions. The fair value of the five properties were primarily based on discounted cash flow analysis, and in certain cases, we supplemented the analysis by obtaining broker opinions of value. As of December 31, 2015, three of these five properties met the criteria to be classified as held for sale.
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

10.48#**
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

10.49#**
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
Joshua A. Mills Senior Vice President, General Counsel and Secretary

Date: September 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board	September 28, 2016
Dennis E. Singleton

*	Chief Executive Officer (Principal Executive Officer)	September 28, 2016
A. William Stein

*	Chief Financial Officer (Principal Financial Officer)	September 28, 2016
Andrew P. Power

*	Sr. Vice President and Controller (Principal Accounting Officer)	September 28, 2016
Edward F. Sham

*	Director	September 28, 2016
Laurence A. Chapman

Signature	Title	Date
*	Director	September 28, 2016
Kathleen Earley

*	Director	September 28, 2016
Kevin J. Kennedy

*	Director	September 28, 2016
William G. LaPerch

*	Director	September 28, 2016
Robert H. Zerbst

*By: /S/ Joshua A. Mills	September 28, 2016
Attorney in Fact

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints A. William Stein, Andrew P. Power and Joshua A. Mills, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K/A and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Afshin Mohebbi	Director	September 28, 2016
Afshin Mohebbi

/S/ Mark R. Patterson	Director	September 28, 2016
Mark R. Patterson

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
Joshua A. Mills Senior Vice President, General Counsel and Secretary

Date: September 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board	September 28, 2016
Dennis E. Singleton

*	Chief Executive Officer (Principal Executive Officer)	September 28, 2016
A. William Stein

*	Chief Financial Officer (Principal Financial Officer)	September 28, 2016
Andrew P. Power

*	Sr. Vice President and Controller (Principal Accounting Officer)	September 28, 2016
Edward F. Sham

Signature	Title	Date
*	Director	September 28, 2016
Laurence A. Chapman

*	Director	September 28, 2016
Kathleen Earley

*	Director	September 28, 2016
Kevin J. Kennedy

*	Director	September 28, 2016
William G. LaPerch

*	Director	September 28, 2016
Robert H. Zerbst

*By: /S/ Joshua A. Mills	September 28, 2016
Attorney in Fact

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints A. William Stein, Andrew P. Power and Joshua A. Mills, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K/A and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Afshin Mohebbi	Director	September 28, 2016
Afshin Mohebbi

/S/ Mark R. Patterson	Director	September 28, 2016
Mark R. Patterson

Exhibit Index

Exhibit Number	Description

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

10.48#**
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

10.49#**
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

12.1**	Statement of Computation of Ratios.

21.1**	List of Subsidiaries of Digital Realty Trust, Inc.

21.2**	List of Subsidiaries of Digital Realty Trust, L.P.

Exhibit Number	Description
23.1**	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

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

**	Previously filed.